Form 10-K
period 1993-12-31
MATTEL INC /DE/
filed 1994-03-25
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                 FORM 10-K



(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1993.

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.


Commission File Number  001-05647
- ---------------------------------


                                MATTEL, INC.
                                ------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                 95-1567322
- ----------------------------                               -------------------
(State or other jurisdiction                               (I.R.S. Employer
 of incorporation)                                         Identification No.)



333 Continental Boulevard, El Segundo, California                   90245-5012
- -------------------------------------------------                   ----------
(Address of principal executive offices)                            (Zip Code)


(Registrant's telephone number, including area code)            (310) 524-2000
                                                                --------------


          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                      on which registered
- -------------------                                     ---------------------
Common stock, $1 par value (and                         New York Stock Exchange
  the associated Preference                             Pacific  Stock Exchange
  Share Purchase Rights)

6-7/8% Senior Notes Due 1997                            New York Stock Exchange

6-3/4% Senior Notes Due 2000                            (None)


          Securities registered pursuant to Section 12(g) of the Act:

                                    (None)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]         No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 18, 1994 was $4,493,882,507.

Number of shares outstanding of registrant's common stock as of March 18, 1994:
                Common Stock - $1 par value -- 177,098,818 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Mattel, Inc. Annual Report to Shareholders for the year ended December 31, 1993 (Incorporated into Parts I, II and IV).

2. Portions of the Mattel, Inc. 1994 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year (Incorporated into Part III).

                                   PART I
                                   ------


Item 1.            Business
- -------            --------

       The Company designs, develops, manufactures, markets and distributes a broad variety of toy products on a worldwide basis. Measured by revenues, the Company is the second largest toy company in the world. The Company's three strongest principal product lines are BARBIE fashion dolls and doll clothing and accessories, FISHER-PRICE toys and juvenile products and the Company's Disney-licensed toys, each of which has broad worldwide appeal. Additional current principal product lines consist of die-cast vehicles and accessories, including HOT WHEELS; large dolls; preschool toys, including SEE 'N SAY talking toys; and the UNO and SKIP-BO games. Revenues for 1993 of $2.7 billion were a record level for the Company.

       In November 1993, Fisher-Price, Inc. ("Fisher-Price") became a wholly-owned subsidiary of Mattel as a result of a merger transaction (the "Fisher-Price Merger"). See Note 2 to the Consolidated Financial Statements in the Annual Report to Shareholders for the year ended December 31, 1993 (the
"Annual Report to Shareholders"), incorporated herein by reference and Item 4 "Submission of Matters to a Vote of Security Holders" below. As used herein, unless the context requires otherwise, "Mattel" refers to Mattel, Inc., and its subsidiaries other than Fisher-Price, and the "Company" refers to Mattel together with Fisher-Price.

       Mattel was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Boulevard, El Segundo, California 90245-5012, telephone (310) 524-2000.

Competition and Industry Background
- -----------------------------------

       Competition in the toy industry is based primarily on price, quality and play value. In recent years, the toy industry has experienced rapid consolidation driven, in part, by the desire of industry competitors to offer a range of products across a broader variety of categories. In the United States, the Company competes with several large toy companies, including Hasbro, Inc. and Tyco Toys, Inc. as well as a number of smaller toy companies. The larger toy companies have pursued a strategy of focusing on core product lines. Core product lines are lines which are expected to be marketed for an extended period of time, and which historically have provided relatively consistent growth in sales and profitability. By focusing on core product lines, toy manufacturers have been able to reduce their reliance on new product introductions and the associated risk and volatility. The juvenile products market, in which Fisher-Price is one of the leading companies, is more fragmented. The more significant competitors in this area include Gerry Baby Products Company, Century Products Company, Graco Children's Products, Inc., Cosco, Inc. and Evenflo Juvenile Furniture Company, Inc.

       The toy industry is also experiencing a shift toward greater consolidation of retail distribution channels, such as large specialty toy stores and discount retailers, including Toys R Us, Wal-Mart, Kmart and Target, which have increased their overall share of the retail market. This consolidation has resulted in an increasing reliance among retailers on the large toy companies because of their financial stability and their ability to support products through advertising and promotion and to distribute products on a national basis. These retailers' growing acceptance of electronic data interchange has provided toy manufacturers with an ability to more closely monitor consumers' acceptance of a particular product or product line.

       Over the last ten years, toy companies based in the United States have expanded their international marketing and manufacturing operations. The Company believes a strong international distribution system can add significantly to the sales volume of core product lines and extend the life cycles of newly-developed products.

Seasonality
- -----------

       Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December. Consequently, shipments of toy products to retailers are greater in the third and fourth quarters than in each of the first and second quarters. As the large toy retailers become more efficient in their control of inventory levels, this seasonality is likely to increase.

       In anticipation of this seasonal increase in retail sales, the Company significantly increases its production in advance of the peak selling period, resulting in a seasonal build-up of inventory levels. In addition, the Company and others in the industry develop sales programs, including offering extended payment terms, to encourage retailers to purchase merchandise earlier in the year. These sales programs, coupled with seasonal shipping patterns, result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which contribute to a seasonal working capital financing requirement. See "Seasonal Financing."

Products
- --------

       The Company has been able to record consistent sales and earnings growth by focusing on a number of core product lines supplemented by various new product introductions. The Company's three strongest core product lines are BARBIE fashion dolls and doll clothing and accessories, FISHER-PRICE toys and juvenile products, and the Company's Disney-licensed toys, each of which has broad worldwide appeal. Additional current core product lines consist of die-cast vehicles and accessories, including HOT WHEELS; large dolls; preschool toys, including SEE 'N SAY talking toys; and the UNO and SKIP-BO games. Core product lines are expected to be marketed for an extended period of time and historically have provided relatively consistent growth in sales and profitability. For the year ended December 31, 1993, core products accounted for approximately 86% of sales. In order to provide greater flexibility in the manufacture and delivery of products, and as part of a continuing effort to reduce manufacturing costs, the Company has concentrated production of most of its core products in Company-owned facilities and generally uses independent contractors for the production of non-core products.

       With respect to new product introductions, the Company's strategy is to begin production on a limited basis until a product's initial success has been proven in the marketplace. The production schedule is then modified to meet anticipated demand. The Company further limits its risk by generally having independent contractors manufacture new product lines in order to minimize capital expenditures associated with new product introductions. This strategy has reduced inventory risk and significantly limited the potential loss associated with new product introductions.

       New product introductions in 1993 included the HOLLYWOOD HAIR BARBIE doll and the MY SIZE BARBIE doll, the addition of a series of dolls based on the animated feature "Snow White and the Seven Dwarfs" to the Company's Disney line, the BABY WALK 'N ROLL and SALLY SECRETS large dolls and the addition of the ATTACK PACK line of monster trucks to the Company's HOT WHEELS line. The Company also introduced a line of activity toys called McDONALD'S HAPPY MEAL MAGIC.

       New product introductions in 1994 will include the Gymnast BARBIE, Bedtime BARBIE and DR. BARBIE dolls; Fisher-Price's new plush RUMPLE BEARS, TRIPLE ARCADE electronic game, and electronic learning toys; the additions of COLOR FX and HOT WHEELS TOP SPEED PIPEJAMMER vehicles to the HOT WHEELS line; and the addition to the Company's Disney line of a series of plush products, action figures and small dolls based on the animated feature "The Lion King". The Company also will introduce a new line of large dolls called DREAMLAND Babies, and Nickelodeon THINGMAKER, a new activity toy. In conjunction with the release of the feature film "The Flintstones," the Company will introduce a line of small dolls, large dolls, action figures and accessories.

International Operations
- ------------------------

       Revenues from the Company's international operations represented approximately 40% of total consolidated revenues in 1993. Products which are developed and marketed successfully in the United States typically generate incremental sales and profitability when marketed through the Company's international distribution network. Generally, products marketed internationally are the same as those marketed domestically, although some are developed or adapted for particular international markets. The Company sells its products directly through its wholly-owned subsidiaries in Australia, Austria, the Benelux countries, Canada, Chile, France, Germany, Greece, Italy, Japan, Mexico, Scandinavia, Spain, Switzerland, the United Kingdom and in certain areas of Eastern Europe and Asia. In 1994, the Company will begin selling its products directly in Argentina, Portugal and Venezuela through newly established subsidiaries. In addition to direct sales, the Company sells principally through distributors in Central and South America, the Middle East, South Africa and Southeast Asia. It also licenses some of its products to other toy companies for sale in various other countries. Until December 1993, Mattel also distributed the Nintendo Entertainment System and related products in Australia. See "Licenses and Distribution Agreements."

       The strength of the U.S. dollar relative to other currencies can significantly affect the revenues and profitability of the Company's international operations. The Company hedges intercompany purchases and sales of inventory in order to protect local cash flows and profitability from currency fluctuations. See "Foreign Currency Contracts." For financial information by geographic area, see Note 8 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.

Product Design and Development
- ------------------------------

       Through its product design and development group, the Company regularly refreshes, redesigns and extends existing product lines and develops innovative new product lines. The Company's success is dependent on its ability to continue this activity. Product design and development are principally conducted by a group of professional designers and engineers employed by the Company.

       License agreements with third parties permit the Company to utilize the name, character or product of the licensor in its product line. A principal licensor is The Walt Disney Company, which licenses many of its characters for use on the Company's products. The Company also has entered into license agreements with, among others, McDonald's, Inc., MCA Universal Merchandising, Inc., the Time Warner Entertainment Company, L.P. and DC Comics, Inc. units of Time Warner Inc., LucasArts Entertainment Company, Turner Home Entertainment, Inc., Hanna-Barbera Productions, Inc., American Greeting Cards, Inc., Children's Television Workshop, and Viacom International, Inc. relating to its Nickelodeon properties. A number of these licenses relate to product lines that are significant to the Company.

       Independent toy designers and developers bring products to the Company and are generally paid a royalty on the net sales price of products licensed by the Company. These independent toy designers may also create different products for other toy companies.

       The Company devotes substantial resources to product design and development. During the years ended December 31, 1993, December 31, 1992 and December 31, 1991, the Company expended approximately $75 million, $77 million and $56 million, respectively, in connection with the design and development of products, exclusive of royalty payments.

Advertising and Promotion
- -------------------------

       The Company supports its product lines with extensive advertising and consumer promotions. Advertising continues at varying levels throughout the year and peaks during the Christmas season. Advertising includes television and radio commercials and magazine and newspaper ads. Promotions include in-store displays, coupons, merchandising materials and major events focusing on products and tie-ins with various consumer product companies. To further promote the Company and its products, the Company participates in the attractions "It's A Small World" at Disneyland and Disney World and "Autopia" at Euro Disneyland under a ten-year agreement with The Walt Disney Company. The Company also participates in toy stores in Disneyland and in the Disney Village Market Place near Disney World and commenced participation in a new toy store in Euro Disneyland in December 1993. Separately, the Company has established a total of six BARBIE Boutiques in F.A.O. Schwarz toy stores, including the "BARBIE on Madison" boutique at the F.A.O. Schwarz flagship store in New York City.

       During the years ended December 31, 1993, December 31, 1992 and December 31, 1991, Mattel spent approximately $427 million (16% of net sales), $403 million (16% of net sales) and $308 million (15% of net sales), respectively, on worldwide advertising and promotion.

Marketing and Sales
- -------------------

       The Company's toy products are sold throughout the world. In the United States, the Company's products are distributed directly to large retailers, including discount and free-standing toy stores, chain stores and department stores, and other retail outlets and, to a limited extent, to wholesalers. Discount and free-standing toy stores continue to increase their market share. During the year ended December 31, 1993, Toys R Us and Wal-Mart accounted for approximately 22% and 10%, respectively, of worldwide consolidated net sales and were the only customers accounting for 10% or more of consolidated net sales.

       In general, the Company's major domestic and international customers review its product lines and product concepts for the upcoming year at showings beginning in late summer. The Company also participates in the domestic and international toy industry trade fairs in the first quarter of the year. A majority of the full-year orders are received by May 1. As is traditional in the toy industry, these orders may be canceled at any time before they are shipped. Historically, the greater proportion of shipments of products to retailers occurs during the third and fourth quarters of the year.
See "Seasonality."

       Through its marketing research department, the Company conducts basic consumer research and product testing and monitors demographic factors and trends. This information assists the Company in evaluating consumer acceptance of products, including an analysis of increasing or decreasing demand for its products.

       The Company bases its production schedules on customer orders, modified by historical trends, results of market research and current market information. The actual shipments of products ordered and the order cancellation rate are affected by consumer acceptance of the product line, the strength of competing products, marketing strategies of retailers and overall economic conditions. Unexpected changes in these factors can result in a lack of product availability or excess inventory in a particular product line.

Manufacturing
- -------------

       The Company's products are manufactured in Company facilities and by independent contractors. Products are also purchased from unrelated entities that design, develop and manufacture the products. In order to provide greater flexibility in the manufacture and delivery of products, and as part of a continuing effort to reduce manufacturing costs, the Company has concentrated production of most of its core products in the Company's facilities and generally uses independent contractors for the production of non-core products.

       As a result of the Fisher-Price Merger, Mattel acquired manufacturing facilities in the states of Kentucky and New York, and in England and Mexico, which are in addition to its existing manufacturing facilities in the Far East (China, Indonesia and Malaysia), Mexico and Italy. The Company also utilizes independent contractors to manufacture products in the United States, the Far East and Australia. To protect the stability of its product supply, the Company produces many of its key products in more than one facility.

       Foreign countries in which the Company's products are manufactured (principally China, Indonesia, Malaysia and Mexico) currently enjoy "most favored nation" ("MFN") status under U.S. tariff laws, which provides the most favorable category of U.S. import duties. As a result of conditions in China, there has been, and may be in the future, opposition to the extension of MFN status for China. In May 1993, President Clinton signed an executive order extending MFN status for China through June 3, 1994.

       The loss of MFN status for China would result in a substantial increase in the import duty for toys manufactured in China and imported into the United States and would result in increased costs for the Company and others in the toy industry. The impact of such an event on the Company would be significantly mitigated by the Company's ability to source product for the U.S. market from countries other than China and ship product manufactured in China elsewhere. Toward that end, the Company has extended its production capacity in other countries. In addition, all of the manufacturing facilities gained by the Company in the Fisher-Price Merger are outside of China, although some Fisher-Price product is sourced in China. A number of other factors, including the Company's ability to pass along the added costs through price increases and the pricing policies of vendors in China, could further mitigate the impact of a loss of China's MFN status.

       On February 8, 1994, the European Union ("EU") adopted quotas on the importation of certain classes of toys (as well as other products) manufactured in China, although regulations implementing the quotas have yet to be promulgated. The Company expects that the impact of these quotas on its business will be significantly mitigated by shifts in demand in favor of toy categories not subject to the quotas, and by the ability of the Company to source product for the EU from countries other than China and ship product manufactured in China elsewhere. The Company does not currently expect that these quotas will have a material effect on its business.

Commitments
- -----------

       In the normal course of business, the Company enters into contractual arrangements for future purchases of goods and services to ensure availability and timely delivery, and to obtain and protect the right to create and market certain toys. Such arrangements include commitments for future inventory purchases and royalty payments pursuant to licensing agreements. Certain of these purchase agreements and licenses contain provisions for guaranteed or minimum payments during the terms of the contracts and licenses. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Commitments" and Note 7 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.

Licenses and Distribution Agreements
- ------------------------------------

       The Company's level of licensing activity has expanded in recent years. Royalties paid to licensors during the years ended December 31, 1993, December 31, 1992 and December 31, 1991 were approximately $69 million,
$50 million and $39 million, respectively.

       The Company also distributes products which are independently designed and manufactured. The Company's agreement for the distribution of the Nintendo Entertainment System and related products in Australia was terminated in December 1993.

Foreign Currency Contracts
- --------------------------

       From time to time, the Company enters into foreign currency forward exchange contracts, swaps and options as hedges of inventory purchases and sales and various other intercompany transactions. The contracts are intended to fix a portion of the Company's product cost and intercompany cash flows, and thereby moderate the impact of currency fluctuations. The Company does not speculate in foreign currencies.

       For additional information regarding foreign currency contracts, see
Note 7 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.

Seasonal Financing
- ------------------

       The Company's financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when accounts receivable are at their highest due to increased sales volume and Company sales programs, and when inventories are at their highest in anticipation of expected second half sales volume. See "Seasonality." Borrowings for seasonal financing are generally repaid in full by year-end from cash flows generated in the fourth quarter from sales and collection of accounts receivable.

       To finance its working capital requirements, the Company maintains and periodically revises or replaces a revolving credit agreement with a commercial bank group. The agreement in effect during 1993, which was recently replaced (see below), was amended in the first quarter of 1993 to increase the total facility to $350 million from $250 millon and to release the banks' lien on Mattel's inventory and receivables. Within the total facility, up to $175.0 million was a standard revolving credit line available for either advances or letters of credit in support of commercial paper issuances. Interest was charged at alternative rates selected by Mattel not greater than the prime rate charged by the agent bank, plus a commitment fee of 3/8 of one percent of the unused line available for advances and 1/2 of one percent of the amount utilized for standby letters of credit. The remaining $175.0 million was available for nonrecourse purchases of certain trade accounts receivable of Mattel by the commercial bank group providing the credit line. The agreement required Mattel to comply with certain consolidated financial ratios and to maintain certain levels of income.

       In 1993, the Company's domestic seasonal borrowings outstanding under the revolving credit agreement and other bank borrowings averaged approximately $45.1 million and reached a peak of approximately $167.0 million during the third quarter. This balance was fully repaid by December 31, 1993. The Company's 1993 seasonal borrowings outstanding under foreign credit lines averaged approximately $55.1 million, reached a peak of approximately
$76.1 million in the third quarter, and were also fully repaid by year end.

       Effective in March 1994, the Company renegotiated its revolving credit agreement. The new agreement consists of unsecured facilities providing a total of $500.0 million in seasonal financing from the same group of commercial banks. The facilities provide for up to $250.0 million in advances and backup for commercial paper issuances ($125.0 million of which is a 364-day facility and the other $125.0 million is a 3-year facility), and up to an additional
$250.0 million (a 3-year facility) for nonrecourse purchases of certain trade accounts receivable by the bank group. In connection with the agreement, the Company is to comply with certain consolidated financial covenants for debt-to-capital, interest coverage and tangible net worth levels.

       Concurrently with the consummation of the Fisher-Price Merger, the Fisher- Price domestic seasonal credit line was terminated with a view to financing Fisher- Price's domestic seasonal working capital needs under Mattel's revolving credit agreement. During 1994, the Company expects to finance Fisher-Price's foreign seasonal working capital needs under Mattel's seasonal credit facilities and to terminate Fisher-Price's foreign seasonal credit lines.

       Borrowings for seasonal financing were significantly reduced in 1993 primarily as a result of a higher level of cash at the beginning of the year, the issuance by the Company in May 1993 of $100 million aggregate principal amount of 6-3/4% Notes due 2000 and the utilization of the Company's accounts receivable sales facility.

       The Company believes the amounts available to it under its revolving credit agreement and its foreign credit lines will be adequate to meet its seasonal financing requirements.

Raw Materials
- -------------

       Packaging materials, most plastics and zinc essential to the production and marketing of toy products are currently in adequate supply. These and other raw materials are generally available from a number of suppliers.

Trademarks, Copyrights, and Patents
- -----------------------------------

       Most of the Company's products are sold under trademarks, trade names and copyrights and a number of those products incorporate patented devices or designs. Trade names and trademarks are significant assets to the Company in that they provide product recognition and acceptance worldwide.

       The Company customarily seeks patent, trademark or copyright protection covering its products, and it owns or has applications pending for United States and foreign patents covering many of its products. A number of these trademarks and copyrights relate to product lines that are significant to the Company and the Company believes its rights to these properties are adequately protected.

       The Company also licenses various of its trademarks, characters and other property rights to others for use in connection with the sale by others of non-toy products and other products which do not compete with the Company's products.

Government Regulations
- ----------------------

       The Company's toys are subject to the provisions of the Consumer Product Safety Act, the Federal Hazardous Substances Act and the Flammable Fabrics Act, and the regulations promulgated thereunder. The Consumer Product Safety Act and the Federal Hazardous Substances Act enable the Consumer Product Safety Commission (the "CPSC") to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The Flammable Fabrics Act enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products. The CPSC may also require the repurchase by the manufacturer of articles which are banned. Similar laws exist in some states and cities and in various international markets.

       Fisher-Price's car seats are subject to the provisions of the National Highway Transportation Safety Act, which enables the National Highway Traffic Safety Administration ("NHTSA") to promulgate performance standards for child restraint systems. Fisher-Price conducts periodic tests to ensure that its child restraint systems meet applicable standards. A Canadian agency, Transport Canada, also regulates child restraint systems sold for use in Canada. As with the CPSC, NHTSA and Transport Canada can require the recall and repurchase or repair of products which do not meet their respective standards.

       The Company maintains a quality control program to ensure product safety compliance with the various federal, state and international requirements.

Effects of Inflation
- --------------------

       Inflation rates in the U.S. and major foreign countries in which the Company operates have not had a significant impact on operating results for the three years ended December 31, 1993. The U.S. Consumer Price Index increased 2.7% in 1993, 2.9% in 1992 and 3.1% in 1991. The Company is afforded some protection from the impact of inflation as a result of high turnover of inventories and benefitted from inflation on the repayment of fixed-rate liabilities during these periods.

Employees
- ---------

       The total number of persons employed by the Company and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 1993, the Company's total number of employees, including its international operations, was approximately 21,000.

Executive Officers of the Registrant
- ------------------------------------

       The executive officers of the Company, all of whom are appointed annually by the Board of Directors and serve at the pleasure of the Board, are as follows:

                                                                                                                              OFF
                                                                  EXECUTIVE
                                                                   OFFICER
        NAME             AGE               POSITION                 SINCE
- ---------------------    ---    -------------------------------   ---------
John W. Amerman           62    Chairman of the Board &                1980
                                Chief Executive Officer

Jill E. Barad             42    President & Chief Operating            1984
                                Officer and a Director of
                                Mattel, Inc.

James A. Eskridge         51    President, Fisher-Price, Inc.          1988
                                and a Director of Mattel, Inc.

Joseph C. Gandolfo        51    President, Mattel Operations           1990

Lindsey F. Williams       57    President, Mattel International        1976
                                and a Director of Mattel, Inc.

Michael G. McCafferty     55    Executive Vice President &             1985
                                Chief Financial Officer

N. Ned Mansour            45    Senior Vice President,                 1992
                                General Counsel & Secretary

E. Joseph McKay           53    Senior Vice President, Human           1993
                                Resources and Administration

Gary P. Rolfes            42    Senior Vice President                  1993
                                & Controller

William Stavro            54    Vice President                         1993
                                & Treasurer


Mr. Amerman has been Chairman of the Board & Chief Executive Officer since February 1987 and a member of the Board of Directors since November 1985. Prior to that he served as President of Mattel International.

Ms. Barad has been President & Chief Operating Officer since August 1992 and a member of the Board of Directors since November 1991. From December 1989 until August 1992, she was President, Mattel USA. Prior to that she served in various executive positions in the Marketing, Product Design and Product Development areas.

Mr. Eskridge has been a member of the Board of Directors since February 1993 and President of Fisher-Price, Inc. since November 1993. Prior to that he was Executive Vice President & Chief Financial Officer of Mattel, Inc.

Mr. Gandolfo has been President, Mattel Operations, since April 1990. Prior to that he was General Manager of Manufacturing, Thompson Consumer Electronics.

Mr. Williams has been a member of the Board of Directors since November 1991 and has been President, Mattel International for more than five years.

Mr. McCafferty has been Executive Vice President & Chief Financial Officer since November 1993. From June 1993 to November 1993 and from November 1985 to October 1992 he was Senior Vice President & Treasurer. During the period from October 1992 to June 1993, he was Senior Vice President & Controller.

Mr. McKay has been Senior Vice President, Human Resources and Administration since November 1993. From December 1991 until November 1993 he was Vice President, Human Resources. He was Senior Director Human Resources from March 1991 to December 1991. Prior to that he was Vice President Human Resources-Administration of Mileage Plus, Inc.

Mr. Mansour has been Senior Vice President, General Counsel & Secretary since February 1993. From May 1992 until February 1993 he was Senior Vice President & General Counsel and from April 1991 until May 1992 he was Vice President & Associate General Counsel. Prior to that he was Vice President
& Assistant General Counsel.

Mr. Rolfes has been Senior Vice President & Controller since November 1993. From June 1993 to November 1993 he was Vice President & Controller. Prior to that he held various executive positions within the finance department.

Mr. Stavro has been Vice President & Treasurer since November 1993. From March 1992 to November 1993 he was Vice President and Assistant Treasurer. Prior to that he was Assistant Treasurer for more than five years.


Item 2.            Properties
- -------            ----------

       The Company owns its corporate headquarters consisting of approximately 335,000 square feet in El Segundo, California. The facility is subject to a $45 million mortgage. The Company also leases two buildings in El Segundo which consist of a total of approximately 250,000 square feet for its design and development and audio-visual departments.

       The Company maintains sales offices in California, Illinois, New York and Texas and warehouse and distribution facilities in California and Texas. The Company owns a computer facility in Phoenix, Arizona. Internationally, the Company has offices and/or warehouse space in Argentina, Australia, Belgium, Canada, Chile, Denmark, France, Germany, Greece, Hong Kong and in certain other areas of Asia, Italy, Japan, The Netherlands, Spain, Switzerland and the United Kingdom. The Company's principal manufacturing facilities, including the Fisher-Price facilities, are located in China, Indonesia, Italy, Malaysia, Mexico, the United Kingdom and the United States. See "Manufacturing."

       Most of the Company's facilities are occupied under long-term leases and, for the most part, are fully utilized, although excess manufacturing capacity exists from time to time based on product mix and demand. With respect to leases which are scheduled to expire during the next twelve months, the Company may negotiate new lease agreements, renew leases or utilize alternative facilities.

       As a result of the Fisher-Price Merger, Mattel acquired the approximately 288,000 square foot Fisher-Price headquarters building and a second smaller office building in East Aurora, New York and manufacturing, distribution and warehousing facilities in Kentucky, New York, Tennessee, Belgium, Canada, Mexico and the United Kingdom. In addition, Fisher-Price owns or leases office and showroom space in New York, Texas, Belgium, Canada, Denmark, France, Germany, Hong Kong, Italy, Mexico and the United Kingdom. The Company is currently in the process of evaluating the desirability of maintaining certain of these facilities and expects to sell, sublease or not renew the leases of those facilities which are vacant, underutilized or redundant of Mattel facilities.


Item 3.            Legal Proceedings
- -------            -----------------

       The Company's Fisher-Price subsidiary has executed a consent order with the State of New York involving a remedial action/feasibility study for voluntary cleanup of contamination at one of its manufacturing plants. The ultimate liability associated with this cleanup presently is estimated to be less than $850,000.

       The Company is involved in various litigation and other legal matters which are being defended and handled in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's liquidity, operating results or consolidated financial position.


Item 4.            Submission of Matters to a Vote of Security Holders
- ------             ---------------------------------------------------

       A Special Meeting of Stockholders of Mattel was held on November 30, 1993 to consider the three proposals described below. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to that of management.
Each of the proposals was approved based upon the respective tallies of votes set forth below.

           Proposal 1: To approve the issuance of shares of Mattel common stock in connection with the Agreement and Plan of Merger, dated as of August 19, 1993, among Mattel, MAT Acquisition, Inc., a wholly-owned subsidiary of Mattel ("Sub"), and Fisher-Price pursuant to which (i) Sub was merged into Fisher-Price and Fisher-Price became a wholly-owned subsidiary of Mattel, and (ii) each outstanding share of Fisher-Price common stock (other than shares owned by Fisher-Price as treasury stock or by its subsidiaries or by Mattel or its subsidiaries, all of which were canceled), were converted into 1.275 shares of Mattel common stock, including the corresponding percentage of rights to purchase Mattel's Series E Junior Participating Preference Stock.


          Votes Cast       Votes Cast         Votes           Broker
              For            Against        Abstaining       Non-votes
          ----------       ----------       ----------       ---------
          76,565,585          761,611          155,626       6,753,524


           Proposal 2: To approve an amendment to the Amended & Restated Certificate of Incorporation of Mattel to increase the number of shares of common stock authorized to be issued from 150,000,000 to 300,000,000.


          Votes Cast       Votes Cast         Votes           Broker
              For            Against        Abstaining       Non-votes
          ----------       ----------       ----------       ---------
          80,704,897        2,741,169          790,280               0


           Proposal 3: To approve an amendment to the Mattel 1990 Stock Option Plan to increase, above the 1% limitation set forth in the plan, the amount of capital stock that may be the subject of awards granted wholly or partly in stock in 1993 by 3,000,000 shares of capital stock (with any such capital stock which is not the subject of awards in 1993 to be carried forward and available for awards in succeeding calendar years).


          Votes Cast       Votes Cast         Votes           Broker
              For            Against        Abstaining       Non-votes
          ----------       ----------       ----------       ---------
          64,197,291       12,446,002          839,528       6,753,525

                                   PART II
                                   -------


Item 5.            Market for the Registrant's Common Equity and Related
- -------            Stockholder Matters
                   -----------------------------------------------------

       For information regarding the markets in which the Company's common stock is traded, see the cover page hereof, and for information regarding the high and low sales prices of the Company's common stock for the last two calendar years, see Note 9 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.

       As of March 18, 1994, the Company had approximately 40,000 holders of record of its common stock.

       In April 1992 the Company paid a dividend of $0.026 per share of common stock. The Company paid per share dividends of $0.040 in July and October of 1992 and in January and April of 1993. In each of July and October of 1993 and January of 1994, the Company paid dividends of $0.048 per share. The dividends have been adjusted to reflect a three-for-two stock split and a five-for-four stock split which the Company declared on its common stock to holders of record on May 18, 1992 and December 17, 1993, respectively.


Item 6.            Selected Financial Data
- -------            -----------------------

       The information under the caption "Five-Year Financial Summary" on page 27 in the Annual Report to Shareholders is incorporated herein by reference.


Item 7.            Management's Discussion and Analysis of Results of Operations
- -------            and Financial Condition
                   -------------------------------------------------------------

       The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 28 through 31 in the Annual Report to Shareholders is incorporated herein by reference.


Item 8.            Financial Statements and Supplementary Data
- -------            -------------------------------------------

       The consolidated financial statements of Mattel, Inc. and Subsidiaries, together with the report of Price Waterhouse dated February 8, 1994, included on pages 32 through 51 in the Annual Report to Shareholders are incorporated herein by reference.


Item 9.            Changes in and Disagreements with Accountants on Accounting
- -------            and Financial Disclosure
                   -----------------------------------------------------------

                   None

                                   PART III
                                   --------


Item  10.          Directors and Executive Officers of the Registrant
- ---------          --------------------------------------------------

       Information required under this Item relating to members of the Board of Directors is incorporated by reference herein from the Company's 1994 Notice of Annual Meeting of Stockholders and Proxy Statement. The information with respect to executive officers of the Company appears under the heading "Executive Officers of the Registrant" in Part I herein.


Item 11.           Executive Compensation
- --------           ----------------------

       The information required under this Item is incorporated by reference herein from the Company's 1994 Notice of Annual Meeting of Stockholders and Proxy Statement.


Item 12.           Security Ownership of Certain Beneficial Owners and
- --------           Management
                   ---------------------------------------------------

       The information required under this Item is incorporated by reference herein from the Company's 1994 Notice of Annual Meeting of Stockholders and Proxy Statement.


Item 13.           Certain Relationships and Related Transactions
- --------           ----------------------------------------------

       The information required under this Item is incorporated by reference herein from the Company's 1994 Notice of Annual Meeting of Stockholders and Proxy Statement.

                                   PART IV
                                   -------


Item 14.           Exhibits, Financial Statements, and Reports on Form 8-K
- --------           -------------------------------------------------------

       (a)         The following documents are filed as part of this report:

                                                                 Annual Report
                                                                 Page Number(1)
                                                                 -------------
(1)    Financial Statements

                   Consolidated Balance Sheets as of                     32-33
                   December 31, 1993 and December 31, 1992

                   Consolidated Results of Operations for                   34
                   the years ended December 31, 1993,
                   December 31, 1992 and December 31, 1991

                   Consolidated Statements of Cash Flows for                35
                   the years ended December 31, 1993,
                   December 31, 1992 and December 31, 1991

                   Consolidated Statements of Shareholders'                 36
                   Equity for the years ended December 31, 1993, December 31, 1992 and December 31, 1991

                   Notes to Consolidated Financial Statements            37-50

                   Report of Price Waterhouse, Independent Accountants      51
                   to the Company


           (1) Incorporated by reference from the indicated pages of the Annual Report to Shareholders for the year ended December 31, 1993. With the exception of the information incorporated by reference in Items 1, 5, 6, 7, 8 and 14 of this report, the Annual Report to Shareholders is not deemed filed as part of this report.

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------


To the Board of Directors and Stockholders of Fisher-Price, Inc.

We have audited the consolidated balance sheet of Fisher-Price, Inc. and subsidiaries as of January 3, 1993, and the related consolidated statements of income, stockholder's equity and cash flows for the fiscal year then ended. We have also audited the financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fisher-Price, Inc. and subsidiaries as of January 3, 1993, and the consolidated results of their operations and their cash flows for the fiscal year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




/s/ Coopers & Lybrand
- ---------------------
Boston, Massachusetts
February 4, 1993

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors and
     Stockholders of Fisher-Price, Inc.:

We have audited the consolidated statement of income, stockholders' equity and cash flows of Fisher-Price, Inc. (a Delaware Corporation) and subsidiaries for the six months ended December 29, 1991, prior to the restatement (and, therefore, are not presented herein) for the merger between Mattel, Inc. and Fisher-Price, Inc. as described in Note 2 to the Mattel, Inc. and subsidiaries consolidated financial statements included in Mattel, Inc.'s Form 10-K as of December 31, 1993. Fisher-Price, Inc.'s consolidated financial statements and schedules related thereto referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on Fisher-Price, Inc.'s consolidated financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fisher-Price, Inc. and subsidiaries for the six months ended December 29, 1991, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements prior to the restatement, taken as a whole. The schedules, prior to the restatement (and therefore, not presented herein), listed in Part IV,
Item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. Fisher-Price, Inc.'s schedules, prior to restatement, have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements, prior to restatement, taken as a whole.


/s/ ARTHUR ANDERSEN & CO.
- -------------------------
Rochester, New York
February 11, 1992

(2) Financial Statement Schedules for the years ended December 31, 1993, December 31, 1992 and December 31, 1991 (1)

       Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other than Related Parties

       Schedule VIII - Valuation and Qualifying Accounts and Allowances


(3)    Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

       2.0 Agreement and Plan of Merger, dated as of August 19, 1993, by and among the Company, MAT Acquisition, Inc. and Fisher-Price, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration Statement No. 33-50749)

       3.0      Restated Certificate of Incorporation of the Company

       3.1 By-laws of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

       4.0 Rights Agreement, dated as of February 7, 1992, between the Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated February 12, 1992)

                (The Company has not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of the total assets of the Company. Copies of such agreements will be provided to the Securities and Exchange Commission upon request.)

       10.0 Credit Agreement (Multi-Year Facility) dated as of March 18, 1994 among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 23, 1994)

       10.1 Credit Agreement (364-Day Facility) dated as of March 18, 1994 among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 23, 1994)



       (1) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       10.2 Amended and Restated Transfer and Administration Agreement dated as of March 18, 1994 among the Company, Mattel Sales Corp., the Banks named therein and Nationsbank of Texas, N.A., as Agent (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 23, 1994)

       10.3 Underwriting Agreement dated May 19, 1993 between the Company, Morgan Stanley & Co. Incorporated and Kidder, Peabody & Co. Incorporated

       10.4 Stock Subscription Warrant dated as of June 28, 1991 between Fisher-Price and certain investors (incorporated by reference to Exhibit 4(c) to Fisher-Price's Report on Form 10-K for the transition period from July 1, 1991 to December 29, 1991)

       10.5     Third Amended and Restated Credit Agreement dated as of
                March 19, 1993 among the Company, the Banks named therein, Bank of America National Trust and Savings Association, as Agent and Bank of America National Trust and Savings Association, as Collateral Agent ("Third Amended and Restated Credit Agreement") (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 29, 1993)

       10.6 First Amendment to Third Amended and Restated Credit Agreement, dated as of July 19, 1993, among the Company, the Banks named therein, Bank of America National Trust and Savings Association, as Agent, and Bank of America National Trust and Savings Association, as Collateral Agent (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated September 29, 1993)

       10.7 Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 8, 1993, among the Company, the Banks named therein, Bank of America National Trust and Savings Association, as Agent and Bank of America National Trust and Savings Association, as Collateral Agent

       10.8 Transfer and Administration Agreement, dated as of March 19, 1993, among Mattel Sales Corp., Mattel, Inc., the Banks named therein and Nationsbank of Texas, N.A., as Agent (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated September 29, 1993)

       10.9 Underwriting Agreement dated July 31, 1992 between the Company, Morgan Stanley & Co. Incorporated and Kidder, Peabody & Co. Incorporated (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

Executive Compensation Plans and Arrangements of the Company
- ------------------------------------------------------------

       10.10 Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers (incorporated by reference to Exhibit B to Notice of Annual Meeting of Stockholders of the Company dated March 24, 1987)

       10.11 Form of Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.6 of Amendment No. 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1987)

       10.12 Form of Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

       10.13 Form of Amended & Restated Employment Agreement between the Company and certain executive officers

       10.14    Mattel, Inc. 1993 Management Incentive Plan Highlights

       10.15 Mattel, Inc. 1993 - 1995 Long-Term Incentive Plan Highlights (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated September 29, 1993)

       10.16 Mattel, Inc. Financial Security Program Agreement for certain officers (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement No. 2-95161 on Form S-1, filed January 7, 1985)

       10.17 Form of Deferred Compensation Plan for Directors (incorporated by reference to Exhibit No. 10.11 of Amendment No. 1 of the Company's Annual Report on Form 10-K for the year ended December 26, 1987)

       10.18 Mattel, Inc. 1990 Stock Option Plan (incorporated by reference to Exhibit A to the Notice of Annual Meeting of Stockholders and Proxy Statement of the Company dated March 15, 1990)

       10.19 Amendment No. 1 to the Mattel, Inc. 1990 Stock Option Plan (incorporated by reference to the information under the heading "Amendment to Mattel 1990 Stock Option Plan" on page F-1 of the Joint Proxy Statement/Prospectus of the Company and Fisher-Price included in the Company's Registration Statement on Form S-4, Registration Statement No. 33-50749)

       10.20 Form of Award Agreement evidencing award of stock appreciation rights granted pursuant to the Company's 1990 Stock Option Plan to certain executive officers of the Company ("Award Agreement") (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

       10.21    Form of First Amendment to Award Agreement

       10.22 Form of Restricted Stock Award Agreement under the Mattel 1990 Stock Option Plan

       10.23 Mattel, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990)

       10.24 Description of the Mattel, Inc. Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.16 to the Mattel, Inc. Annual Report on Form 10-K for the year ended December 31, 1991)


Executive Compensation Plans and Arrangements of Fisher-Price
- -------------------------------------------------------------

       10.25 Form of Employment Agreement, dated August 16, 1993, between Fisher-Price and certain executive officers

       10.26 Form of Employment Agreement, dated August 16, 1993, between Fisher-Price and an executive officer

       10.27 Form of Employment Agreement, dated as of March 12, 1993, between Fisher-Price and Ronald J. Jackson (incorporated by reference to Exhibit 10(f)(1) to Fisher-Price's Annual Report on Form 10-K for the fiscal year ended January 3, 1993)

       10.28 Form of Amendment, dated August 16, 1993, to Employment Agreement, dated as of March 12, 1993, between Fisher-Price and Ronald J. Jackson

       10.29 Form of Employment Agreement, dated as of February 25, 1992, between Fisher-Price and certain executive officers (incorporated by reference to Exhibit 10(f)(2) to Fisher-Price's Form 10-K for the transition period from July 1, 1991 to December 29, 1991)

       10.30 Deferred Compensation Plan for Outside Directors of Fisher-Price (incorporated by reference to Exhibit 10(g) to Fisher-Price's Registration Statement on Form 10 dated June 28, 1991)

       10.31 Fisher-Price Long-Term Incentive Plan of 1991 (incorporated by reference to Exhibit 10(h) to Fisher-Price's Registration Statement on Form 10 dated June 28, 1991)

       10.32 Fisher-Price Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10(i) to Fisher-Price's Registration Statement on Form 10 dated June 28, 1991)

       10.33 First Amendment to Executive Incentive Bonus Plan, dated as of February 12, 1992 (incorporated by reference to Exhibit 10(i)(1) to Fisher-Price's Report on Form 10-K for the transition period from July 1, 1991 to December 29, 1991)

       10.34 The Fisher-Price Management Incentive Bonus Plan (incorporated by reference to Exhibit 10(j) to Fisher-Price's Registration Statement on Form 10 dated June 28, 1991)

       10.35    Fisher-Price Matching Savings Plan (incorporated by reference to
                Exhibit 10(k) to Fisher-Price's Registration Statement on
                Form 10 dated June 28, 1991)

       10.36 The Fisher-Price Pension Plan (1989 Restatement) (incorporated by reference to Exhibit 10(l) to Fisher-Price's Registration Statement on Form 10 dated June 28, 1991)

       10.37 The Fisher-Price Profit Sharing and Retirement Savings Plan (1989 Restatement) (incorporated by reference to Exhibit 10(m) to Fisher-Price's Registration Statement on Form 10 dated
                June 28, 1991)

       10.38 The Fisher-Price Deferral and Compensation Adjustment Benefit Plan (incorporated by reference to Exhibit 10(o) to Fisher-Price's Registration Statement on Form 10 dated
                June 28, 1991)

       10.39 The Fisher-Price Salaried Employees Compensation and Benefits Protection Plan (incorporated by reference to Exhibit 10(p) to Fisher-Price's Registration Statement on Form 10 dated June 28, 1991)

       11.0     Computation of Income per Common and Common Equivalent Share

       13.0 Pages 27 through 53 of the Mattel, Inc. Annual Report to Shareholders for the year ended December 31, 1993

       21.0     Subsidiaries of the Registrant

       23.0     Consent of Price Waterhouse

       23.1     Consent of Arthur Andersen & Co.

       23.2     Consent of Coopers & Lybrand

       24.0     Power of Attorney (on page 28 of Form 10-K)

       (b)      Reports on Form 8-K

                Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended December 31, 1993

                                                            Financial
                  Date of Report      Items Reported    Statements Filed
                ------------------    --------------    ----------------
                September 29, 1993           7                None
                October   18, 1993         5, 7               None
                November   3, 1993         5, 7               None
                November  30, 1993         5, 7               None


       (c)      Exhibits Required by Item 601 of Regulation S-K

                See Item (3) above

       (d)      Financial Statement Schedules

                Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other than Related Parties

                Schedule VIII - Valuation and Qualifying Accounts and Allowances

                Copies of Form 10-K (which includes Exhibit 24.0), Exhibits 11.0, 13.0, 21.0, 23.0, 23.1, 23.2, and the Annual Report to
                Shareholders are available to stockholders of the Company without charge. Copies of other Exhibits can be obtained by stockholders of the Company upon payment of ten cents per page for such Exhibits. Written requests should be sent to Secretary, Mattel, Inc., 333 Continental Boulevard,
                El Segundo, California 90245-5012.

                               SIGNATURES
                               ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MATTEL, INC.
                                              Registrant

                                              By: /s/ Gary P. Rolfes
                                                  -----------------------
                                                  Gary P. Rolfes
                                                  Senior Vice President &
        Date: As of March 24, 1994                Controller
              --------------------

                            POWER OF ATTORNEY
                            -----------------


     We, the undersigned directors and officers of Mattel, Inc. do hereby severally constitute and appoint John W. Amerman, N. Ned Mansour, Michael G. McCafferty, Robert Normile and John L. Vogelstein, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said Corporation to comply with the Securites Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                          Date
- ---------                    -----                          ----
/s/ John W. Amerman          Chairman of the Board          March 24, 1994
- -------------------          and Chief Executive Officer
JOHN W. AMERMAN

/s/ Michael G. McCafferty    Executive Vice-President       March 24, 1994
- -------------------------    and Chief Financial Officer
MICHAEL G. McCAFFERTY

/s/ Gary P. Rolfes           Senior Vice-President          March 24, 1994
- ------------------           and Controller
GARY P. ROLFES

/s/ Jill E. Barad            Director, President and        March 24, 1994
- -----------------            Chief Operating Officer
JILL E. BARAD



Signature                    Title                          Date
- ---------                    -----                          ----
/s/ Harold Brown             Director                       March 24, 1994
- ----------------
HAROLD BROWN

/s/ James A. Eskridge        Director and President,        March 24, 1994
- ---------------------        Fisher-Price, Inc.
JAMES A. ESKRIDGE

/s/ Tully M. Friedman        Director                       March 24, 1994
- ---------------------
TULLY M. FRIEDMAN

/s/ Ronald J. Jackson        Director                       March 24, 1994
- ---------------------
RONALD J. JACKSON

/s/ E. Robert Kinney         Director                       March 24, 1994
- --------------------
E. ROBERT KINNEY

/s/ Ronald M. Loeb           Director                       March 24, 1994
- ------------------
RONALD M. LOEB

/s/ Edward H. Malone         Director                       March 24, 1994
- --------------------
EDWARD H. MALONE

/s/ John H. Mullin III       Director                       March 24, 1994
- ----------------------
JOHN H. MULLIN, III

/s/ Edward N. Ney            Director                       March 24, 1994
- -----------------
EDWARD N. NEY

/s/ William D. Rollnick      Director                       March 24, 1994
- -----------------------
WILLIAM D. ROLLNICK

/s/ John L. Vogelstein       Director                       March 24, 1994
- ----------------------
JOHN L. VOGELSTEIN

/s/ Lindsey F. Williams      Director and President,        March 24, 1994
- -----------------------      Mattel International
LINDSEY F. WILLIAMS


                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES
                       ---------------------------------



To the Board of Directors of Mattel, Inc.


       Our audits of the consolidated financial statements referred to in our report dated February 8, 1994, appearing on page 51 of the December 31, 1993 Annual Report to Shareholders of Mattel, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) and the reports of other auditors also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, based on our audits and the reports of other auditors, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PRICE WATERHOUSE
- -----------------------
Los Angeles, California
February 8, 1994

                                                                                          SCHEDULE II

                                    MATTEL, INC. AND SUBSIDIARIES

                      AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                         PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                For the Year Ended December 31, 1993

                                           (In thousands)

                                                             Deductions
                           Balance at                  ----------------------    Balance at End of Year
                           Beginning                    Amounts     Amounts      ----------------------
Name of Debtor (a)          of Year      Additions (b) Collected  Written Off     Current   Not Current
- ------------------         ----------    ------------- ---------  -----------    --------   -----------
Robert Tezak                     $171               $0      $171           $0          $0            $0

Joseph Cusimano                    41                0        41            0           0             0

Thomas Ferguson                    16                0        16            0           0             0

David Jackman                      15                0        15            0           0             0

Jeff Conrad                        13                0        13            0           0             0

Richard Penland                    12                0        12            0           0             0

(a) All of the above listed individuals are officers of International Games, Inc. ("IGI"), an affiliate of Mattel, Inc.

(b) All of the above amounts are notes receivable which resulted from the exercise of stock options by the above named employeees of IGI immediately prior to the February 1992 merger and represent withholding taxes advanced by IGI on behalf of the affected employees.  The notes matured on April 15, 1993.  All notes, except for Mr. Tezak's, bore interest at 5.5%; Mr. Tezak had two notes as of January 1, 1993 as follows: (1) $133 which bore interest at 6.2%
    and (2) $38 which bore interest at 5.5%.

                                                                   SCHEDULE VIII

                           MATTEL, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

                                 (In thousands)

                              Balance at   Additions                       Balance
                              Beginning    Charged to           Net        at End
                               of Year     Operations       Deductions     of Year
                              ----------   ----------     ---------------  -------
Allowance for
   Doubtful Accounts
- --------------------
Year Ended
   December 31, 1993             $35,115       $4,169     ($18,260)(a)     $21,024

Year Ended
   December 31, 1992              31,545       21,665      (18,095)(a)      35,115

Year Ended
   December 31, 1991              17,130        6,560        7,855 (a)(b)   31,545

(a) Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.

(b) During 1991, a portion of the allowance was reclassified with the Child World notes receivable to Sundry Assets. Additionally, the Fisher-Price Allowance for Doubtful Accounts as of July 1, 1991 in the amount of $16.8 million was combined with that of Mattel as a result of the merger, in accordance with pooling of interests accounting.