Form 10-Q
period 1994-03-31
MATTEL INC /DE/
filed 1994-05-03
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarterly period ended March 31, 1994
                                                     --------------

                                           OR

                 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934



                          Commission file number   001-05647
                          ----------------------------------


                                     MATTEL, INC.
                                     ------------
                  (Exact name of registrant as specified in its charter)



         DELAWARE                                                   95-1567322
- - ------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


333 Continental Boulevard, El Segundo, California                   90245-5012
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


(Registrant's telephone number, including area code)            (310) 524-2000
                                                                --------------

(Former name, former address and former fiscal year,                      None
  if changed since last report)                                 --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]   No [_]


Number of shares outstanding of registrant's common stock as of April 25, 1994:
                Common Stock - $1 par value -- 177,028,149 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 March 31,      March 31,        Dec. 31,
(In thousands)                                     1994           1993             1993
- - --------------                                  -----------    -----------     -----------

ASSETS
Current Assets:
  Cash                                          $   183,541    $   147,141     $   506,113
  Marketable securities                              18,452         15,950          17,468
  Accounts receivable, net                          607,448        586,477         580,313
  Inventories                                       244,864        262,562         219,993
  Prepaid expenses and other current assets         145,223        136,911         146,863
                                                -----------    -----------     -----------
    Total current assets                          1,199,528      1,149,041       1,470,750
                                                -----------    -----------     -----------
Property, Plant and Equipment:
  Land                                               15,636         10,547          15,664
  Buildings                                         149,761        144,442         146,622
  Machinery and equipment                           252,206        244,643         240,449
  Capitalized leases                                 38,290         38,209          38,209
  Leasehold improvements                             41,733         41,594          41,948
                                                -----------    -----------     -----------
                                                    497,626        479,435         482,892

  Less:  Accumulated depreciation                   242,839        223,469         229,130
                                                -----------    -----------     -----------
                                                    254,787        255,966         253,762

  Tools, dies and molds, net                         78,798         68,711          73,115
                                                -----------    -----------     -----------
  Property, plant and equipment, net                333,585        324,677         326,877
                                                -----------    -----------     -----------
  Other Noncurrent Assets:
    Intangible assets, net                          135,401        148,773         139,277
    Sundry assets                                    62,780         51,058          63,173
                                                -----------    -----------     -----------
                                                $ 1,731,294    $ 1,673,549     $ 2,000,077
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

                                            2

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 March 31,       March 31,       Dec.31,
(In thousands)                                     1994            1993           1993
- - --------------                                  -----------    -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to banks                        $         -   $     72,426     $         -
  Current portion of long-term liabilities            4,041          8,897         104,862
  Accounts payable                                  122,008        122,065         175,424
  Accrued liabilities                               264,694        246,833         397,800
  Income taxes payable                               93,158         40,500         105,243
                                                -----------    -----------     -----------
    Total current liabilities                       483,901        490,721         783,329
                                                -----------    -----------     -----------
Long-Term Liabilities:
  6-7/8% Senior notes due 1997                       99,503         99,374          99,470
  6-3/4% Senior notes due 2000                      100,000              -         100,000
  8% Convertible subordinated debentures                  -         97,598          73,953
  Mortgage note                                      45,000         45,000          45,000
  Term loans                                          6,805        123,910           9,689
  Other                                              75,635         58,618          70,827
                                                -----------    -----------     -----------
    Total long-term liabilities                     326,943        424,500         398,939
                                                -----------    -----------     -----------
Shareholders' Equity:
  Preferred and preference stock                          9              9              9
  Common stock $1 par value, 300,000
    shares authorized; 178,367 shares,
    171,732 shares and 172,470 shares
    issued, respectively (a)                        178,367        137,386         172,470
  Additional paid-in capital                        289,917        259,713         226,528
  Treasury stock at cost; 1,378 shares,
    3,156 shares and 2,601 shares,
    respectively (a)                                (29,108)       (50,773)        (47,350)
  Retained earnings (b)                             544,212        455,571         532,003
  ESOP note receivable                               (2,270)        (7,190)         (3,500)
  Deferred compensation                             (13,675)        (5,235)        (13,003)
  Currency translation adjustments (b)              (47,002)       (31,153)        (49,348)
                                                -----------    -----------     -----------
    Total shareholders' equity                      920,450        758,328         817,809
                                                -----------    -----------     -----------
                                                $ 1,731,294    $ 1,673,549     $ 2,000,077
                                                ===========    ===========     ===========

(a) Share data for March 1993 have been restated for the effects of the Fisher-Price merger and a five-for-four stock split declared in November 1993.

(b) Since December 26, 1987.

See accompanying notes to consolidated financial information.

                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED RESULTS OF OPERATIONS

                                                    Three Months Ended
                                                  ----------------------
                                                   March 31,   March 31,
(In thousands, except per share amounts)             1994        1993
- - ----------------------------------------          ----------  ----------
Net sales                                         $  487,271  $  477,184
   Cost of sales                                     249,167     250,481
                                                  ----------  ----------
Gross profit                                         238,104     226,703

Advertising and promotion expenses                    71,630      68,489
Other selling and administrative expenses            116,797     117,430
Interest expense                                       8,123      13,209
Other expense, net                                     3,285         560
                                                  ----------  ----------
Income before income taxes and cumulative
  effect of changes in accounting principles          38,269      27,015
Provision for income taxes                            14,200       8,535
                                                  ----------  ----------
Income before cumulative effect of changes in
  accounting principles                               24,069      18,480
Cumulative effect of changes in accounting
  principles                                               -      (4,022)
                                                  ----------  ----------
Net income                                            24,069      14,458
Preferred and preference stock dividend
 requirements                                          1,223       1,224
                                                  ----------  ----------
Net income applicable to common shares            $   22,846  $   13,234
                                                  ==========  ==========

Income Per Common And Common Equivalent Share:
- - ----------------------------------------------

   Income before cumulative effect of changes in
    accounting principles                         $     0.13  $     0.10
   Cumulative effect of changes in accounting
    principles                                             -       (0.02)
                                                  ----------  ----------
   Net income per share                           $     0.13  $     0.08
                                                  ==========  ==========
   Average number of common and common
    equivalent shares                                175,037     170,178
                                                  ==========  ==========

Dividends declared per common share               $     0.06  $     0.04
                                                  ==========  ==========

See accompanying notes to consolidated financial information.


                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended
                                                                          -----------------------
                                                                           March 31,    March 31,
(In thousands)                                                               1994         1993
- - --------------                                                            ----------   ----------
Cash Flows From Operating Activities:
- - -------------------------------------
  Net income                                                              $   24,069   $   14,458
    Adjustments to reconcile net income to net cash flows
    from operating activities:
     Depreciation and amortization                                            23,538       20,365
     Cumulative effect of changes in accounting principles, net of tax             -        4,022
     Provision for lease termination, net                                          -      (40,320)
     (Increase) in marketable securities                                        (984)      (1,836)
     (Increase) in receivables                                               (22,841)     (49,413)
     (Increase) in inventories                                               (23,075)     (23,394)
     Decrease in prepaid and other current assets                              1,727        3,222
     (Decrease) in payables, accrued liabilities and income taxes payable   (181,788)     (95,573)
     Other, net                                                                2,651         (853)
                                                                          ----------   ----------
  Net cash flows from operating activities                                  (176,703)    (169,322)
                                                                          ----------   ----------
Cash Flows From Investing Activities:
- - -------------------------------------
  Purchases of tools, dies and molds                                         (16,803)     (13,980)
  Purchases of other property, plant and equipment                           (11,308)      (8,590)
  Sales of other property, plant and equipment                                   903        3,693
  Other, net                                                                     347         (121)
                                                                          ----------   ----------
  Net cash flows from investing activities                                   (26,861)     (18,998)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
- - -------------------------------------
  Notes payable to banks, net                                                   (136)      57,753
  Redemption of Fisher-Price debt                                           (120,629)           -
  Long-term foreign borrowing                                                 (2,590)     (18,193)
  Collection of ESOP note receivable                                           1,230        1,230
  Payment of ESOP notes payable                                               (1,230)      (1,230)
  Tax benefit of employee stock options                                       12,283          893
  Exercise of stock options                                                   21,555        1,863
  Purchase of treasury stock                                                 (21,671)     (11,099)
  Dividends paid on common stock                                              (8,134)      (6,267)
  Dividends paid on preference stock                                          (1,223)      (1,224)
  Other, net                                                                     (59)        (336)
                                                                          ----------   ----------
  Net cash flows from financing activities                                  (120,604)      23,390

Effect of Exchange Rate Changes on Cash                                        1,596       (1,622)
                                                                          ----------   ----------
(Decrease) in Cash                                                          (322,572)    (166,552)
Cash at Beginning of Period                                                  506,113      313,693
                                                                          ----------   ----------
Cash at End of Period                                                     $  183,541   $  147,141
                                                                          ==========   ==========

See accompanying notes to consolidated financial information.

                  MATTEL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL INFORMATION
           -------------------------------------------


1. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position and interim results as of and for the periods presented have been included. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

   On  November  30,  1993,  the Company  completed  its  merger, accounted  for  as a pooling of interests, with  Fisher-Price,
   Inc.   Accordingly, all financial information as  of  and  for
   the period ended March 31, 1993 includes Fisher-Price.

   The  financial information included herein should be  read  in
   conjunction   with   the   Company's  consolidated   financial
   statements and related notes in its 1993 Annual Report to Shareholders.


2. Accounts receivable are shown net of allowances for doubtful accounts of $22.2 million (March 31, 1994), $26.4 million
   (March 31, 1993) and $21.0 million (December 31, 1993).


3. Inventories are comprised of the following:


                                     March 31,      March 31,       Dec. 31,
(In thousands)                          1994           1993          1993
- - --------------                       ---------      ---------      ---------
Raw materials and work in progress   $  51,914      $  63,546      $  50,927
Finished goods                         192,950        199,016        169,066
                                     ---------      ---------      ---------
                                     $ 244,864      $ 262,562      $ 219,993
                                     =========      =========      =========


4. Net cash flows from operating activities include cash payments for the following:


                                               Three Months Ended
                                           --------------------------
                                            March 31,       March 31,
(In thousands)                                1994            1993
- - --------------                             -----------    -----------
Interest                                   $     8,381    $    18,748
Income taxes                                    19,480         12,788


5. As discussed in Note 5 to the Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders, on February 9, 1994, a notice of redemption was issued to holders of the 8% Debentures. During the first quarter of 1994, the remaining outstanding debentures were converted by the holders resulting in the issuance of 5,897,258 common shares.

6. In the current quarter, the Board of Directors declared cash dividends of $0.06 per common share, compared to $0.04 per common share in the first quarter of 1993. Additionally, cash dividends of $1.4154 per convertible preference share were declared, which includes participating common dividends of $0.06 per share.

7. Share   and  per  share  data  presented  in  these  financial
   statements  reflect  the retroactive effects  of  the  Fisher-
   Price merger and the five-for-four stock split distributed in January 1994.

   Income per common share is computed by dividing earnings available to common shareholders by the average number of common and common equivalent shares outstanding during each period. Weighted average share computations assume the exercise of dilutive stock options and warrants, reduced by the number of shares which could be repurchased at average market prices with proceeds from exercise.

8. In March 1994, the Company entered into an agreement to purchase substantially all of the business assets of Kransco, a privately-held San Francisco-based toy maker. The transaction is subject to certain conditions, including obtaining regulatory approval. The Company anticipates it will complete the transaction by May 31, 1994.

   Kransco's principal product lines include Power Wheels battery-powered, ride-on vehicles, Hula Hoop and Frisbee products marketed under the Wham-O trademark, and Morey Boogie Boards and other water sports toys. Kransco's revenues for 1993 were approximately $175.0 million.

                  MATTEL, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------

Mattel, Inc. (the "Company") designs, manufactures, markets and distributes a broad variety of toy products on a worldwide basis. The Company's business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines and to design and develop innovative new toys and product lines. New products have limited lives, ranging from one to three years, and generally must be updated and refreshed each year.

Core brands which historically have provided the Company with relatively stable growth include BARBIE dolls, doll clothes and accessories, FISHER-PRICE toys and juvenile products, Disney-licensed toys, die-cast vehicles including HOT WHEELS, large dolls, preschool toys including SEE 'N' SAY toys, and the UNO and SKIP-BO card games.

                      RESULTS OF OPERATIONS
                      ---------------------

The  Company's business is seasonal, and, therefore,  results  of
operations  are  comparable  only  with  corresponding   periods.
Following is a percentage analysis of operating results:

                                             Three Months Ended
                                          ------------------------
                                           March 31,    March 31,
                                             1994         1993
                                          -----------  -----------
Net Sales                                        100%         100%
                                          ===========  ===========

Gross Profit                                      49%          48%
Advertising and promotion expenses                15           14
Other selling and administrative expenses         24           25
                                          -----------  -----------
Operating Profit                                  10            9
Interest expense                                   2            3
                                          -----------  -----------
Income before income taxes and
  cumulative effect of changes in
  accounting principles                            8%           6%
                                          ===========  ===========

Net sales in the first quarter of 1994 increased $10.1 million or 2% over the 1993 first quarter, reflecting continued demand for the Company's core products. POLLY POCKET sales were exceptionally strong; additional volume was contributed by MIGHTY MAX and the MCDONALD'S HAPPY MEAL MAGIC line of activity toys which were introduced late in 1993, and by new product introductions for 1994.

Worldwide sales of core products represented 83% of gross revenues for the current quarter compared to 87% in the first quarter of 1993, primarily because of a decline in Disney Classics volume from the prior year's strong sales after releases of the "Aladdin" and "The Beauty and the Beast" movies. Sales to customers within the United States accounted for 60% of consolidated sales compared to 63% in the year-ago quarter. Sales to customers outside of the United States increased 9%; however, at comparable foreign currency exchange rates, total revenues internationally grew 14% over 1993 sales volume.

Gross profit, as a percentage of net sales, increased one percent over the year-ago quarter to 49%, principally as a result of sales of higher-margin products.

Advertising and promotion expenses increased $3.1 million in support of the increased sales volume. As a percentage of net sales, other selling and administrative expenses decreased from 25% to 24%, reflecting the Company's ongoing expense control measures as well as efficiencies beginning to be realized from the merger with Fisher-Price. Other expense, net increased $2.7 million, principally as a result of increased charitable contributions in the current quarter and foreign currency gains in the year-ago quarter.

Interest expense decreased $5.1 million or 39% compared to the first quarter of 1993. This significant reduction reflects the prepayment of Fisher-Price's 10.69% term loan and conversions of 8% Debentures to common stock, partially offset by interest expense on the 6-3/4% Senior Notes issued in May 1993.

Results of operations for the 1993 first quarter were reduced by a $4.0 million charge which represented the net cumulative effect of changes in accounting principles adopted as of January 1, 1993. A $20.0 million charge, net of related income tax effects of $11.6 million, arising in connection with the adoption of Statement of Financial Accounting Standards No. 106 was partially offset by a $16.0 million credit related to the adoption of Statement No. 109.

                       FINANCIAL CONDITION
                       -------------------

The Company's strong financial condition continues to reflect management's focus on asset management and advantageous utilization of financial resources. Cash balances as of March 31, 1994 were $36.4 million higher than the year-ago quarter. Cash decreased by $322.6 million since December 31, 1993 as a result of the retirement of Fisher-Price's term loan and reductions of year-end accrued liabilities including those for trade accounts payable, dividends to shareholders, royalties, advertising and incentive compensation.

Accounts receivable increased $27.1 million since year-end and $21.0 million over the year-ago quarter reflecting the current quarter's sales volume and seasonal collection patterns. Since year-end, inventories increased $24.9 million in support of future sales volume. Inventory balances decreased $17.7 million compared to the first quarter of 1993, primarily reflecting inventory control programs and termination of the Company's Nintendo distribution agreement.

Sundry assets increased $11.7 million over the year-ago quarter, primarily reflecting an increase in deferred tax assets.

Short-term bank borrowing in the first quarter of 1994 was repaid by March 31, as working capital was provided by available cash reserves as well as by proceeds from nonrecourse sales of certain trade accounts receivable pursuant to the Company's receivables purchase facility. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuances of commercial paper and the Company's short-term bank lines of credit.

The Company's capitalization is as follows:


(In millions)                March 31, 1994  March 31, 1993  Dec. 31, 1993
- - -------------                ----------------------------------------------
6-7/8% Senior notes          $   99.5    8%  $   99.4    8%  $   99.5    8%
6-3/4% Senior notes             100.0    8         -     -      100.0    8
8% Convertible subordinated
  debentures                        -    -       97.6    8       74.0    6
Fisher-Price term loan              -    -       98.6    8          -    -
Other long-term debt
  obligations                    51.8    4       70.3    6       54.6    5
                            -----------------------------------------------
Total long-term debt            251.3   20      365.9   30      328.1   27
Other long-term liabilities      75.6    6       58.6    5       70.8    6
Shareholders' equity            920.5   74      758.3   65      817.8   67
                             ----------------------------------------------
                             $1,247.4  100%  $1,182.8  100%  $1,216.7  100%
                             ==============================================

Total long-term debt decreased as a percentage of total capitalization compared to the year-ago quarter, primarily due to prepayment of the Fisher-Price term loan and the conversion of the 8% Debentures into shares of the Company's common stock. Shareholder's equity increased $102.7 million since December 31, 1993, primarily as a result of the Company's profitable operating results, conversions of the remaining outstanding 8% Debentures and exercises of employee stock options, partially offset by treasury stock purchases and dividends declared to common and preference shareholders. The $162.2 million increase in shareholders' equity over the 1993 first quarter reflects the Company's profitable operating results during the subsequent quarters, conversions of the 8% Debentures and exercises of employee stock options, partially offset by cash dividends declared and unfavorable movements in the currency translation adjustment component of shareholders' equity.

                        PART II -- OTHER INFORMATION
                        ----------------------------

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

         (a) Exhibits
             --------

             11.0  Computation of Income per Common and Common Equivalent Share

         (b) Reports on Form 8-K
             -------------------

             Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended March 31, 1994:

                                                        Financial
              Date of Report      Items Reported    Statements Filed
             ----------------     --------------    ----------------
             February 1, 1994          5, 7               None
             February 8, 1994          5, 7               None
             February 9, 1994          5, 7               None
             March   23, 1994          7                  None
             March   28, 1994          5, 7               None

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MATTEL, INC.
                                                  ------------
                                                  Registrant



Date:  As of May 2, 1994                          By: /s/ Gary P. Rolfes
       -----------------                              ------------------
                                                      Gary P. Rolfes
                                                      Senior Vice President &
                                                      Controller