Form 10-Q
period 1994-06-30
MATTEL INC /DE/
filed 1994-07-29
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarterly period ended June 30, 1994
                                                     -------------

                                           OR

                 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934



                          Commission file number   001-05647
                          ----------------------------------


                                     MATTEL, INC.
                                     ------------
                  (Exact name of registrant as specified in its charter)



Deleware                                                            95-1567322
- - ------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


333 Continental Boulevard, El Segundo, California                   90245-5012
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


(Registrant's telephone number, including area code)            (310) 252-2000
                                                                --------------

(Former name, former address and former fiscal year,                      None
  if changed since last report)                                 --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]   No [_]


Number of shares outstanding of registrant's common stock as of July 25, 1994:
                Common Stock - $1 par value -- 178,503,378 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 June  30,      June  30,        Dec. 31,
(In thousands)                                     1994           1993             1993
- - --------------                                  -----------    -----------     -----------

ASSETS
Current Assets:
  Cash                                          $    97,702    $    74,626     $   506,113
  Marketable securities                              19,488         15,139          17,468
  Accounts receivable, net                          879,276        744,655         580,313
  Inventories                                       323,364        312,094         219,993
  Prepaid expenses and other current assets         150,318        128,915         146,863
                                                -----------    -----------     -----------
    Total current assets                          1,470,148      1,275,429       1,470,750
                                                -----------    -----------     -----------
Property, Plant and Equipment:
  Land                                               16,491         10,514          15,664
  Buildings                                         163,190        144,683         146,622
  Machinery and equipment                           266,262        242,713         240,449
  Capitalized leases                                 38,209         38,209          38,209
  Leasehold improvements                             44,601         40,416          41,948
                                                -----------    -----------     -----------
                                                    528,753        476,535         482,892

  Less:  Accumulated depreciation                   242,236        224,742         229,130
                                                -----------    -----------     -----------
                                                    286,517        251,793         253,762

  Tools, dies and molds, net                         90,890         71,228          73,115
                                                -----------    -----------     -----------
    Property, plant and equipment, net              377,407        323,021         326,877
                                                -----------    -----------     -----------
Other Noncurrent Assets:
  Intangible assets, net                            345,961        145,798         139,277
  Sundry assets                                      68,204         54,575          63,173
                                                -----------    -----------     -----------
                                                $ 2,261,720    $ 1,798,823     $ 2,000,077
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

                                            2

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 June  30,       June  30,       Dec. 31,
(In thousands)                                     1994            1993           1993
- - --------------                                  -----------    -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                 $   342,326   $     87,411     $         -
  Current portion of long-term liabilities            3,301          8,675         104,862
  Accounts payable                                  178,844        142,390         175,424
  Accrued liabilities                               295,677        212,234         397,800
  Income taxes payable                              109,462         52,602         105,243
                                                -----------    -----------     -----------
    Total current liabilities                       929,610        503,312         783,329
                                                -----------    -----------     -----------
Long-Term Liabilities:
  Senior Notes                                      199,536        199,404         199,470
  8% Convertible subordinated debentures                  -         97,652          73,953
  Other long-term debt                               59,147        162,995          54,689
  Other                                              80,266         58,946          70,827
                                                -----------    -----------     -----------
    Total long-term liabilities                     338,949        518,997         398,939
                                                -----------    -----------     -----------
Shareholders' Equity:
  Preference stock                                        9              9               9
  Common stock $1 par value, 300,000
    shares authorized; 178,367 shares,
    171,770 shares and 172,470 shares
    issued, respectively (a)                        178,367        137,416         172,470
  Additional paid-in capital                        281,390        259,570         226,528
  Treasury stock at cost; 362 shares,
    3,426 shares and 2,601 shares,
    respectively (a)                                 (7,636)       (57,176)        (47,350)
  Retained earnings (b)                             589,402        487,831         532,003
  ESOP note receivable                               (1,040)        (5,960)         (3,500)
  Deferred compensation                             (12,555)        (4,443)        (13,003)
  Currency translation adjustments (b)              (34,776)       (40,733)        (49,348)
                                                -----------    -----------     -----------
    Total shareholders' equity                      993,161        776,514         817,809
                                                -----------    -----------     -----------
                                                $ 2,261,720    $ 1,798,823     $ 2,000,077
                                                ===========    ===========     ===========

(a) Share data for June 1993 have been restated for the effects of the Fisher-Price merger and a five-for-four stock split distributed in January 1994.

(b) Since December 26, 1987.

See accompanying notes to consolidated financial information.

                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED RESULTS OF OPERATIONS

                                                         For the                  For the
                                                    Three Months Ended        Six Months Ended
                                                  ----------------------   ----------------------
                                                   June  30,   June  30,    June  30,   June  30,
(In thousands, except per share amounts)             1994        1993         1994        1993
- - ----------------------------------------          ----------  ----------   ----------  ----------
Net sales                                         $  650,263  $  576,618   $1,137,534  $1,053,802
  Cost of sales                                      335,758     297,605      584,925     556,019
                                                  ----------  ----------   ----------  ----------
Gross profit                                         314,505     279,013      552,609     497,783

Advertising and promotion expenses                    94,010      83,390      165,640     151,879
Other selling and administrative expenses            118,608     113,652      235,405     223,149
Interest expense                                      11,490      14,929       19,613      28,138
Other expense, net                                     1,315       3,819        4,600       4,379
                                                  ----------  ----------   ----------  ----------
Income before income taxes and cumulative
  effect of changes in accounting principles          89,082      63,223      127,351      90,238
Provision for income taxes                            32,000      22,453       46,200      30,988
                                                  ----------  ----------   ----------  ----------
Income before cumulative effect of changes in
  accounting principles                               57,082      40,770       81,151      59,250
Cumulative effect of changes in accounting
  principles                                               -           -            -      (4,022)
                                                  ----------  ----------   ----------  ----------
Net income                                            57,082      40,770       81,151      55,228
Preference stock dividend requirements                 1,223       1,223        2,446       2,447
                                                  ----------  ----------   ----------  ----------
Net income applicable to common shares            $   55,859  $   39,547   $   78,705  $   52,781
                                                  ==========  ==========   ==========  ==========

Income Per Common And Common Equivalent Share:
- - ----------------------------------------------

   Income before cumulative effect of changes in
    accounting principles                         $     0.31  $     0.23   $     0.44  $     0.33
   Cumulative effect of changes in accounting
    principles                                             -           -            -       (0.02)
                                                  ----------  ----------   ----------  ----------
   Net income per share                           $     0.31  $     0.23   $     0.44  $     0.31
                                                  ==========  ==========   ==========  ==========
   Average number of common and common
    equivalent shares                                179,779     170,685      177,934     170,999
                                                  ==========  ==========   ==========  ==========

Dividends declared per common share               $     0.06  $     0.05   $     0.12  $     0.09
                                                  ==========  ==========   ==========  ==========

See accompanying notes to consolidated financial information.


                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the
                                                                              Six Months Ended
                                                                          -----------------------
                                                                           June  30,    June  30,
(In thousands)                                                               1994         1993
- - --------------                                                            ----------   ----------
Cash Flows Used for Operating Activities:
- - -----------------------------------------
  Net income                                                              $   81,151   $   55,228
    Adjustments to reconcile net income to net cash flows
    from operating activities:
     Depreciation and amortization                                            50,534       45,019
     Cumulative effect of changes in accounting principles, net of tax             -        4,022
     Provision for lease termination, net                                          -      (40,320)
     (Increase) in marketable securities                                      (2,020)      (1,025)
     (Increase) in receivables                                              (244,368)    (215,433)
     (Increase) in inventories                                               (68,080)     (77,659)
     (Increase) decrease in prepaid and other current assets                  (2,492)      10,276
     (Decrease) in payables, accrued liabilities and income taxes payable   (110,943)     (92,014)
     Other, net                                                                4,820       (3,381)
                                                                          ----------   ----------
  Net cash flows used for operating activities                              (291,398)    (315,287)
                                                                          ----------   ----------
Cash Flows Used For Investing Activities:
- - -----------------------------------------
  Purchases of tools, dies and molds                                         (37,447)     (29,127)
  Purchases of other property, plant and equipment                           (27,161)     (15,977)
  Sales of other property, plant and equipment                                 6,495        4,933
  Cash payment for business purchased                                       (282,363)           -
  Other, net                                                                     127         (390)
                                                                          ----------   ----------
  Net cash flows used for investing activities                              (340,349)     (40,561)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
- - -------------------------------------
  Notes payable, net                                                         342,547       73,128
  Issuance of 6-3/4% senior notes                                                  -      100,000
  Redemption of Fisher-Price debt                                           (120,629)           -
  Long-term foreign borrowing                                                 (4,968)     (23,047)
  Collection of ESOP note receivable                                           2,460        2,460
  Payment of ESOP notes payable                                               (2,460)      (2,460)
  Tax benefit of employee stock options                                       21,596        2,654
  Exercise of stock options                                                   29,930        4,415
  Purchase of treasury stock                                                 (21,671)     (22,826)
  Dividends paid on common stock                                             (18,771)     (12,598)
  Dividends paid on preference stock                                          (2,446)      (2,447)
  Payment made to Fisher-Price warrant holders                                (4,891)           -
  Other, net                                                                    (746)        (233)
                                                                          ----------   ----------
  Net cash flows from financing activities                                   219,951      119,046

Effect of Exchange Rate Changes on Cash                                        3,385       (2,265)
                                                                          ----------   ----------
(Decrease) in Cash                                                          (408,411)    (239,067)
Cash at Beginning of Period                                                  506,113      313,693
                                                                          ----------   ----------
Cash at End of Period                                                     $   97,702   $   74,626
                                                                          ==========   ==========

See accompanying notes to consolidated financial information.

                  MATTEL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL INFORMATION
           -------------------------------------------


1. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position and interim results as of and for the periods presented have been included. Certain amounts in the financial statements for the period ending June 30, 1993 have been reclassified to conform with the current period's presentation.

    The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 1993 Annual Report to Shareholders. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

    On November 30, 1993 the merger, accounted for as a pooling-of-interests, of Fisher-Price, Inc. into a wholly-owned subsidiary of the Company was completed. Accordingly, all financial information as of and for the period ended June 30, 1993 includes Fisher-Price.


2. On May 31, 1994, the Company acquired substantially all of the business assets of Kransco, a San Francisco-based designer, manufacturer and marketer of brand name recreational and sporting products including POWER WHEELS battery-powered, ride-on vehicles, HULA HOOP and FRISBEE products marketed under the WHAM-O trademark, STREET JAM sporting goods, MOREY BOOGIE bodyboards and other watersport toys. The purchase price included initial cash consideration of $260.0 million plus the assumption by the Company of all of Kransco's business debts and liabilities associated with the purchased assets. The asset purchase agreement also provides for future contingent consideration in the event that net sales of the POWER WHEELS product line reaches or exceeds certain levels in each of calendar years 1994, 1995 and 1996. The contingent consideration payable with respect to any year shall not exceed $8.6 million.

    The acquisition has been accounted for using the purchase method of accounting and, accordingly, the Company's consolidated financial statements for the three- and six-month periods ending June 30, 1994 include the effect of this transaction for only the month of June. Intercompany accounts and transactions, although immaterial, were eliminated. The asset purchase agreement requires completion of an audited closing date balance sheet in order to finalize the initial purchase price. Because the audited closing date balance sheet was not completed, for purposes of these financial statements the initial purchase price was allocated to assets and liabilities based upon preliminary best estimates of fair values as of May 31, 1994. Based upon such preliminary unaudited data, the excess of cost over net assets acquired was approximately $211.4 million, which is being amortized on a straight-line basis over 20 years.

    The following summary presents unaudited pro forma operating results as though the asset purchase transaction had occurred at the beginning of 1994 and 1993, and includes adjustments for estimated amounts of goodwill amortization, depreciation of fixed assets at their estimated fair values, increases in interest expense assuming the initial purchase consideration resulted in additional short-term borrowing during the periods presented, and the elimination of intercompany transactions. These pro forma data are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

                                               For the Six Months Ended
                                               -------------------------
                                                 June 30,      June 30,
  (In thousands, except per share amounts)         1994          1993
  ----------------------------------------     -----------   -----------
  Net sales                                    $ 1,183,462   $ 1,110,265
                                               -----------   -----------
  Income before extraordinary item and
    cumulative effect of accounting changes    $    78,267   $    57,332
                                               -----------   -----------
  Net income                                   $    78,267   $    53,310
                                               ===========   ===========
  Income Per Common Share

    Income before extraordinary item and
      cumulative effect of accounting changes  $      0.43   $      0.32
                                               -----------   -----------
    Net income per share                       $      0.43   $      0.30
                                               ===========   ===========


3. Accounts receivable are shown net of allowances for doubtful accounts of $23.7 million (June 30, 1994), $25.5 million (June 30,
    1993) and $21.0 million (December 31, 1993).


4.  Inventories are comprised of the following:


                                     June  30,      June  30,       Dec. 31,
(In thousands)                          1994           1993           1993
- - --------------                       ---------      ---------      ---------
Raw materials and work in progress   $  70,307      $  71,297      $  50,927
Finished goods                         253,057        240,797        169,066
                                     ---------      ---------      ---------
                                     $ 323,364      $ 312,094      $ 219,993
                                     =========      =========      =========


5. Net cash flows from operating activities include cash payments for the following:

                                            For the Six Months Ended
                                           --------------------------
                                            June  30,       June  30,
(In thousands)                                1994            1993
- - --------------                             -----------    -----------
Interest                                   $    17,117    $    28,145
Income taxes                                    28,164         19,777


6. As discussed in Note 5 to the Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders, on February 9, 1994, a notice of redemption was issued to holders of the 8% Debentures. During the first quarter of 1994, the remaining outstanding debentures were converted by the holders resulting in the issuance of 5,897,258 common shares.


7. As discussed in Note 5 to the Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders, the warrants assumed by the Company in connection with the Fisher-Price merger permitted holders, upon such a change of control, to surrender their warrants for an amount in cash at any time during the six-month period from the merger date. During June 1994, holders of 288,653 warrants elected the cash option and received $4.9 million.


8. In the current quarter, the Board of Directors declared cash dividends of $0.06 per common share, compared to $0.05 per common share in the second quarter of 1993. Additionally, cash dividends of $1.4149 per Series F preference share were declared, which includes participating common dividends of $0.06 per share.

    Effective with the Company's most recent dividend declaration, the Board announced the introduction of a dividend reinvestment program. In addition to providing automatic reinvestment of dividends, the new program also allows shareholders of record to purchase additional shares through cash payments.


9. Share and per share data presented in these financial statements reflect the retroactive effects of the Fisher-Price merger and the five-for-four stock split distributed in January 1994.

    Income per common share is computed by dividing earnings available to common shareholders by the average number of common and common equivalent shares outstanding during each period. Weighted average share computations assume the exercise of dilutive stock options and warrants, reduced by the number of shares which could be repurchased at average market prices with proceeds from exercise.


10. In July 1994, the Company announced that it had received irrevocable commitments to acquire a majority of the shares of J.W. Spear & Sons ("Spear"), a company organized in the United Kingdom, that holds the rights to SCRABBLE and other games in certain markets outside of the United States and Canada. The transaction, which is valued at approximately $90 million, is to be accounted for as a purchase. Under the terms of the offer, shareholders may elect to receive the purchase consideration of 11.50 pounds sterling per issued share in either cash, interest-bearing notes or in a combination of cash and notes. It is anticipated that the remaining issued shares will be received by the Company during August.

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

Core brands which historically have provided the Company with relatively stable growth include BARBIE dolls, doll clothes and accessories, FISHER-PRICE toys and juvenile products, Disney-licensed toys, die-cast vehicles including HOT WHEELS, large dolls, preschool toys including SEE 'N' SAY toys, and the UNO and SKIP-BO card games. The Company's May 1994 acquisition of the business assets of Kransco has provided Mattel with another core consumer franchise, namely the POWER WHEELS line of battery-powered, ride-on vehicles.


                      RESULTS OF OPERATIONS
                      ---------------------

The  Company's  business  is  seasonal,  and,  therefore,  results   of
operations  are comparable only with corresponding periods.   Following
is a percentage analysis of operating results:

                                                  For the                   For the
                                             Three Months Ended         Six Months Ended
                                          ------------------------  ------------------------
                                           June  30,    June  30,    June  30,    June  30,
                                             1994         1993         1994         1993
                                          -----------  -----------  -----------  -----------
Net Sales                                        100%         100%         100%         100%
                                          ===========  ===========  ===========  ===========

Gross Profit                                      48%          48%          49%          47%
Advertising and promotion expenses                14           14           15           15
Other selling and administrative expenses         18           20           21           21
                                          -----------  -----------  -----------  -----------
Operating Profit                                  16           14           13           11
Interest expense                                   2            3            2            2
                                          -----------  -----------  -----------  -----------
Income before income taxes and
  cumulative effect of changes in
  accounting principles                           14%          11%          11%           9%
                                          ===========  ===========  ===========  ===========

Second Quarter
- - --------------

Net sales in the second quarter of 1994 increased $73.6 million or 13% over the 1993 second quarter. The current quarter's performance was fueled by sales of FISHER-PRICE toys and children's products, new toy introductions in connection with the releases of "The Lion King" and "The Flintstones" motion pictures, as well as by June's sales of Kransco products, the most significant of which was POWER WHEELS. Additional volume was added by continued demand for POLLY POCKET toys and the Company's line of McDonald's activity toys.

Worldwide sales of core products represented 83% of the Company's second quarter gross revenues compared to 84% in the second quarter of 1993. Sales to customers within the United States increased 15% and accounted for 61% of consolidated sales compared to 60% in the year-ago quarter. Sales to customers outside the United States increased 9%. Including a $6.5 million unfavorable effect of a strengthening U.S. dollar relative to the year-ago quarter, at comparable foreign currency exchange rates, sales internationally grew 13%.

Gross profit as a percentage of net sales remained at 48%, consistent with the year-ago quarter. Higher sales volumes and lower direct product costs were offset by increases in manufacturing and distribution overhead and royalty expenses related to sales of licensed products.

Advertising and promotion expenses increased $10.6 million in support of the increased sales volume, but remained at 14% of net sales in both 1994 and 1993. As a percentage of net sales, other selling and administrative expenses decreased from 20% to 18%, reflecting the Company's ongoing expense control measures as well as efficiencies realized from the integration of Fisher-Price. Other expense, net decreased $2.5 million, as higher goodwill amortization arising from the Kransco asset purchase transaction was more than offset by the effect of nonrecurring fixed asset write-offs, which occurred during the 1993 second quarter.

Interest expense decreased 23% compared to the second quarter of 1993. This significant reduction reflects the prepayment of Fisher-Price's 10.69% term loan and conversions of 8% Debentures to common stock, both of which were completed during the 1994 first quarter. These cost savings were partially offset by interest expense on the 6-3/4% Senior Notes issued in May 1993 and increases in short-term borrowing to meet seasonal working capital needs and to finance portions of the Kransco asset purchase transaction.


Six Months
- - ----------

Net sales in the first half of 1994 increased $83.7 million or 8% over 1993, reflecting continued worldwide demand for the Company's core products. Worldwide core product sales accounted for 83% of total sales compared to 85% during 1993, largely as a result of strong non-core product sales such as POLLY POCKET toys, the McDonald's line of activity toys, MIGHTY MAX action figures and products based on "The Flintstones" motion picture. Sales to customers within the United States increased 6% and accounted for 60% of consolidated sales compared to 61% in 1993. Sales to customers outside the United States increased 9%. Including a $15.2 million unfavorable effect of a strengthening U.S. dollar relative to the year-ago period, at comparable foreign currency exchange rates, sales internationally grew 13%.

As a percentage of net sales, gross profit increased to 49% as compared to 47% for the first half of 1993. Gross profit increased $54.8 million or 11% over 1993, primarily due to increased sales volume and a favorable product mix.

Advertising and promotion expenses remained constant as a percentage of net sales, however, spending increased $13.8 million in support of the growth in sales volume. In both 1994 and 1993, other selling and administrative expenses were 21% of net sales. The $12.3 million increase for 1994 reflects expenditures for new product development and the Company's expansion into additional markets.

Interest expense decreased $8.5 million or 30% from 1993 levels due to the prepayment of Fisher-Price's 10.69% term loan and conversions of 8% Debentures to common stock, partially offset by interest expense on the 6-3/4% Senior Notes issued in May 1993.

Results of operations for 1993 reflect a $4.0 million charge in the first quarter which represented the net cumulative effect of changes in accounting principles adopted as of January 1, 1993; a $20.0 million charge, net of related income tax effects of $11.6 million, arising in connection with the adoption of Statement of Financial Accounting Standards No. 106 was partially offset by a $16.0 million credit related to the adoption of Statement No. 109.


                       FINANCIAL CONDITION
                       -------------------

The Company's continuing financial strength reflects its consistent focus on asset management and advantageous utilization of financial resources. Cash balances as of June 30, 1994 were $23.1 million higher than the year-ago quarter. The $408.4 million decrease in cash since December 31, 1993 primarily reflects cash consideration paid to the owners of Kransco pursuant to the asset purchase agreement, the retirement of approximately $20.0 million of Kransco's short-term borrowing which had been assumed by the Company, the prepayment of Fisher-Price's 10.69% term loan and reductions of year-end accrued liabilities of which the most significant expenditures related to approximately $50.1 million of merger integration and restructuring costs. Cash outflows were partially offset by cash generated from operations, short-term bank borrowing and proceeds from sales of certain trade accounts receivable pursuant to the Company's receivables purchase facility.

Accounts receivable increased $299.0 million since year end and $134.6 million over the year-ago quarter, reflecting increased sales volumes during the current year and the addition of $42.5 million of Kransco receivables. Inventory balances increased $103.4 million since year end and $11.3 million over the 1993 quarter end, which includes the $28.7 million addition of Kransco inventories and the Company's production in support of future sales volumes, partially offset by the effect of inventory control programs and the termination of the Company's Nintendo distribution agreement.

Other noncurrent assets increased $214.0 million over the year ago quarter, primarily as a result of goodwill and intangible assets of $212.6 million arising in connection with the Kransco asset purchase transaction and an increase of $15.1 million in deferred tax assets, partially reduced by the amortization of intangible assets.

Short-term bank borrowing increased $254.9 million compared to the 1993 quarter end and $342.3 million since year end, in order to fund the Company's seasonal working capital requirements and finance a portion of the Kransco asset purchase transaction. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuances of commercial paper, the Company's various short-term bank lines of credit and, from time to time, medium or long-term debt issuances which the Company may elect to offer.

Details of the Company's capitalization are as follows:


(In millions)                June  30, 1994  June  30, 1993  Dec.  31, 1993
- - -------------                ----------------------------------------------
6-7/8% Senior notes          $   99.5    7%  $   99.4    8%  $   99.5    8%
6-3/4% Senior notes             100.0    8      100.0    8      100.0    8
8% Convertible subordinated
  debentures                        -    -       97.7    7       74.0    6
Fisher-Price term loan              -    -       98.6    8          -    -
Mortgage note                    45.0    3       45.0    3       45.0    4
Economic development bonds        9.7    1          -    -          -    -
Term loans                        4.5    -       19.4    2        9.6    1
                            -----------------------------------------------
Total long-term debt            258.7   19      460.1   36      328.1   27
Other long-term liabilities      80.2    6       58.9    4       70.8    6
Shareholders' equity            993.2   75      776.5   60      817.8   67
                             ----------------------------------------------
                             $1,332.1  100%  $1,295.5  100%  $1,216.7  100%
                             ==============================================

In connection with the Kransco asset purchase transaction, the Company assumed debt secured by a manufacturing facility in Ft. Wayne, Indiana. Interest on the debt, consisting of $9.7 million outstanding principal amount of County of Allen Variable Rate Demand Economic Development Revenue Bonds, is charged at varying rates (2.6% in June 1994). Principal payments are $300,000 annually, commencing in 1994 and continuing through 2018.

Total long-term debt decreased as a percentage of total capitalization compared to the year-ago quarter, primarily due to prepayment of the Fisher-Price term loan and conversions of the 8% Debentures into shares of the Company's common stock. Shareholders' equity increased $175.4 million since December 31, 1993 and $216.7 million over the 1993 second quarter principally as a result of the Company's profitable operating results, conversions of the 8% Debentures and exercises of employee stock options, partially offset by treasury stock purchases and dividends declared to common and preference shareholders.

                        PART II -- OTHER INFORMATION
                        ----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

The Annual Meeting of Shareholders of Mattel, Inc. was held on May 11, 1994, for the purpose of electing directors, approving the Mattel Management Incentive and Long-Term Incentive Plans and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of management's nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:


                               Shares Voted      Votes
                                  "FOR"        Withheld
                              -------------    --------
     John W. Amerman            152,650,834     470,393
     Jill E. Barad              152,677,601     470,393
     Dr. Harold Brown           152,648,810     470,393
     James A. Eskridge          152,173,951     470,393
     Tully M. Friedman          152,183,542     470,393
     Ronald M. Loeb             152,664,802     470,393
     Edward H. Malone           152,091,611     470,393
     Edward N. Ney              152,143,503     470,393
     William D. Rollnick        152,669,727     470,393
     John L. Vogelstein         152,658,335     470,393
     Lindsey F. Williams        152,660,057     470,393


The Mattel Management Incentive Plan and Mattel Long-Term Incentive Plan were approved by the following votes:


                                   Shares Voted   Shares Voted      Shares
            Plan                      "FOR"        "AGAINST"     "ABSTAINING"
- - --------------------------------   ------------   ------------   ------------
Mattel Management Incentive Plan    146,381,812      3,774,825      2,788,552
Mattel Long-Term Incentive Plan     124,158,081     25,773,459      3,013,650


The proposal to appoint Price Waterhouse as independent accountants for the Company for the year ending December 31, 1994 was ratified by the following vote:


            Shares Voted   Shares Voted      Shares
               "FOR"        "AGAINST"     "ABSTAINING"
            ------------   ------------   ------------
             151,270,652      1,371,247        303,291

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

         (a) Exhibits
             --------

              2.1 Agreement and Plan of Merger, dated as of August 19, 1993, by and among the Company, MAT Acquisition, Inc. and Fisher-Price, Inc. (incorporated by reference to Exhibit
                     2.1 to the Company's Registration Statement on Form S-4, Registration Statement No. 33-50749)

              2.2 Amended and Restated Asset Purchase Agreement, dated as of March 26, 1994 and amended and restated as of May 15, 1994, by and between Kransco and Mattel, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 31, 1994)

             11.0    Computation of Income Per Common and Common Equivalent
                     Share


         (b) Reports on Form 8-K
             -------------------

             Mattel, Inc. filed the following Current Reports on Form 8-K and Form 8-K/A during the quarterly period ended June 30, 1994:

                                                               Financial
             Form      Date of Report     Items Reported    Statements Filed
             -----    ----------------    --------------    ----------------
              8-K     April 14, 1994           5, 7               None
              8-K     April 20, 1994           5, 7               None
              8-K     May   31, 1994         2, 5, 7              None
             8-K/A    June  30, 1994            7              See Below


              The following Financial Statements were filed in connection with the First Amendment to Form 8-K dated May 31, 1994 on Form 8-K/A dated June 30, 1994:

                   Audited historical financial statements of Kransco for
                     the year ended December 31, 1993.
                   Unaudited historical financial statements of Kransco for
                     the three months ended March 31, 1994 and 1993.
                   Unaudited proforma condensed balance sheet of the Company
                     as of March 31, 1994.
                   Unaudited proforma condensed statements of income of the
                     Company for the three months ended March 31, 1994 and for the year ended December 31, 1993.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MATTEL, INC.
                                                  ------------
                                                  Registrant



Date:  As of July 29, 1994                        By: /s/ Gary P. Rolfes
       -------------------                            ------------------
                                                      Gary P. Rolfes
                                                      Senior Vice President &
                                                      Controller