Form 10-Q
period 1994-09-30
MATTEL INC /DE/
filed 1994-10-26
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended September 30, 1994
                                                  ------------------

                                           OR

                 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934



                          Commission file number   001-05647
                          ----------------------------------


                                     MATTEL, INC.
                                     ------------
                  (Exact name of registrant as specified in its charter)



Deleware                                                            95-1567322
- ------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


333 Continental Boulevard, El Segundo, California                   90245-5012
- ------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


(Registrant's telephone number, including area code)            (310) 252-2000
                                                                --------------

(Former name, former address and former fiscal year,                      None
  if changed since last report)                                 --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]   No [_]


            Number of shares outstanding of registrant's common stock
                             as of October 21, 1994:
               Common Stock - $1.00 par value -- 178,488,284 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 Sept. 30,      Sept. 30,        Dec. 31,
(In thousands)                                     1994           1993             1993
- --------------                                  -----------    -----------     -----------

ASSETS
Current Assets:
  Cash                                          $    86,225    $    56,514     $   506,113
  Marketable securities                              20,417         13,950          17,468
  Accounts receivable, net                        1,251,738      1,094,525         580,313
  Inventories                                       360,741        276,823         219,993
  Prepaid expenses and other current assets         159,235        130,612         146,863
                                                -----------    -----------     -----------
    Total current assets                          1,878,356      1,572,424       1,470,750
                                                -----------    -----------     -----------
Property, Plant and Equipment:
  Land                                               20,843         10,507          15,664
  Buildings                                         170,479        146,520         146,622
  Machinery and equipment                           281,675        248,606         240,449
  Capitalized leases                                 38,209         38,209          38,209
  Leasehold improvements                             44,287         40,883          41,948
                                                -----------    -----------     -----------
                                                    555,493        484,725         482,892

  Less:  Accumulated depreciation                   246,037        233,093         229,130
                                                -----------    -----------     -----------
                                                    309,456        251,632         253,762

  Tools, dies and molds, net                         89,434         73,952          73,115
                                                -----------    -----------     -----------
    Property, plant and equipment, net              398,890        325,584         326,877
                                                -----------    -----------     -----------
Other Noncurrent Assets:
  Intangible assets, net                            437,411        143,377         139,277
  Sundry assets                                      70,973         50,946          63,173
                                                -----------    -----------     -----------
                                                $ 2,785,630    $ 2,092,331     $ 2,000,077
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

                                            2

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 Sept. 30,       Sept. 30,       Dec. 31,
(In thousands)                                     1994            1993           1993
- --------------                                  -----------    -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                 $   477,567   $    101,376     $         -
  Current portion of long-term liabilities            2,700          9,194         104,862
  Accounts payable                                  220,250        158,884         175,424
  Accrued liabilities                               444,514        340,759         397,800
  Income taxes payable                              163,959        103,545         105,243
                                                -----------    -----------     -----------
    Total current liabilities                     1,308,990        713,758         783,329
                                                -----------    -----------     -----------
Long-Term Liabilities:
  Senior Notes                                      199,569        199,437         199,470
  8% Convertible subordinated debentures                  -         97,706          73,953
  Other long-term debt                               58,970        160,911          54,689
  Other                                              88,107         62,022          70,827
                                                -----------    -----------     -----------
    Total long-term liabilities                     346,646        520,076         398,939
                                                -----------    -----------     -----------
Shareholders' Equity:
  Preference stock                                        9              9               9
  Common stock $1.00 par value, 300,000
    shares authorized; 178,611 shares,
    171,779 shares and 172,470 shares
    issued, respectively (a)                        178,611        137,423         172,470
  Additional paid-in capital                        283,156        258,843         226,528
  Treasury stock at cost; 153 shares,
    4,183 shares and 2,601 shares,
    respectively (a)                                 (4,114)       (73,617)        (47,350)
  Retained earnings (b)                             709,359        584,031         532,003
  ESOP note receivable                                    -         (4,730)         (3,500)
  Deferred compensation                             (12,079)        (3,681)        (13,003)
  Currency translation adjustments (b)              (24,948)       (39,781)        (49,348)
                                                -----------    -----------     -----------
    Total shareholders' equity                    1,129,994        858,497         817,809
                                                -----------    -----------     -----------
                                                $ 2,785,630    $ 2,092,331     $ 2,000,077
                                                ===========    ===========     ===========

(a) Share data for September 1993 have been restated for the effects of the Fisher-Price merger and a five-for-four stock split distributed in January 1994.

(b) Since December 26, 1987.

See accompanying notes to consolidated financial information.

                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED RESULTS OF OPERATIONS

                                                         For the                  For the
                                                    Three Months Ended       Nine Months Ended
                                                  ----------------------   ----------------------
                                                   Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
(In thousands, except per share amounts)             1994        1993         1994        1993
- ----------------------------------------          ----------  ----------   ----------  ----------
Net sales                                         $1,037,082  $  896,732   $2,174,616  $1,950,534
Cost of sales                                        508,122     442,797    1,093,047     998,816
                                                  ----------  ----------   ----------  ----------
Gross profit                                         528,960     453,935    1,081,569     951,718

Advertising and promotion expenses                   161,298     139,392      326,938     291,271
Other selling and administrative expenses            140,601     128,882      376,006     352,031
Interest expense                                      18,274      16,913       37,887      45,051
Other expense, net                                     5,967       5,378       10,567       9,757
                                                  ----------  ----------   ----------  ----------
Income before income taxes and cumulative
  effect of changes in accounting principles         202,820     163,370      330,171     253,608
Provision for income taxes                            71,000      58,714      117,200      89,702
                                                  ----------  ----------   ----------  ----------
Income before cumulative effect of changes in
  accounting principles                              131,820     104,656      212,971     163,906
Cumulative effect of changes in accounting
  principles                                               -           -            -      (4,022)
                                                  ----------  ----------   ----------  ----------
Net income                                           131,820     104,656      212,971     159,884
Preference stock dividend requirements                 1,152       1,224        3,598       3,671
                                                  ----------  ----------   ----------  ----------
Net income applicable to common shares            $  130,668  $  103,432   $  209,373  $  156,213
                                                  ==========  ==========   ==========  ==========

Income Per Common And Common Equivalent Share -
  Primary:
- -----------------------------------------------

   Income before cumulative effect of changes in
    accounting principles                         $     0.72  $     0.61   $     1.17  $     0.94
   Cumulative effect of changes in accounting
    principles                                             -           -            -       (0.02)
                                                  ----------  ----------   ----------  ----------
   Net income per share                           $     0.72  $     0.61   $     1.17  $     0.91
                                                  ==========  ==========   ==========  ==========
   Average number of common and common
    equivalent shares - primary                      180,744     170,609      178,933     170,893
                                                  ==========  ==========   ==========  ==========

Income Per Common And Common Equivalent Share -
  Fully Diluted:
- -----------------------------------------------

   Income before cumulative effect of changes in
    accounting principles                         $     0.72  $     0.58   $     1.15  $     0.91
   Cumulative effect of changes in accounting
    principles                                             -           -            -       (0.02)
                                                  ----------  ----------   ----------  ----------
   Net income per share                           $     0.72  $     0.58   $     1.15  $     0.89
                                                  ==========  ==========   ==========  ==========
   Average number of common and common
    equivalent shares - fully diluted                182,312     180,336      182,228     180,969
                                                  ==========  ==========   ==========  ==========

Dividends declared per common share               $     0.06  $     0.05   $     0.18  $     0.14
                                                  ==========  ==========   ==========  ==========

See accompanying notes to consolidated financial information.


                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the
                                                                             Nine Months Ended
                                                                          -----------------------
                                                                           Sept. 30,    Sept. 30,
(In thousands)                                                               1994         1993
- --------------                                                            ----------   ----------
Cash Flows Used for Operating Activities:
- -----------------------------------------
  Net income                                                              $  212,971   $  159,884
    Adjustments to reconcile net income to net cash flows
    from operating activities:
     Depreciation and amortization                                            82,933       67,819
     Cumulative effect of changes in accounting principles, net of tax             -        4,022
     Provision for lease termination, net                                          -      (40,320)
     (Increase) decrease in marketable securities                             (2,949)         164
     (Increase) in receivables                                              (599,392)    (563,332)
     (Increase) in inventories                                               (90,362)     (42,176)
     (Increase) decrease in prepaid and other current assets                  (9,866)       8,488
     Increase in payables, accrued liabilities and income taxes payable      100,491      105,075
     Other, net                                                                2,621        1,275
                                                                          ----------   ----------
  Net cash flows used for operating activities                              (303,553)    (299,101)
                                                                          ----------   ----------
Cash Flows Used For Investing Activities:
- -----------------------------------------
  Purchases of tools, dies and molds                                         (51,718)     (46,604)
  Purchases of other property, plant and equipment                           (50,708)     (25,591)
  Sales of other property, plant and equipment                                 7,897        9,318
  Investments in acquired businesses                                        (367,321)           -
  Other, net                                                                      29         (370)
                                                                          ----------   ----------
  Net cash flows used for investing activities                              (461,821)     (63,247)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
- -------------------------------------
  Notes payable, net                                                         470,855       87,447
  Issuance of 6-3/4% senior notes                                                  -      100,000
  Redemption of Fisher-Price debt                                           (120,629)           -
  Long-term foreign borrowing                                                 (5,110)     (23,967)
  Collection of ESOP note receivable                                           3,500        3,690
  Payment of ESOP notes payable                                               (3,500)      (3,690)
  Tax benefit of employee stock options                                       25,538        3,734
  Exercise of stock options                                                   36,542        6,493
  Purchase of treasury stock                                                 (26,249)     (43,209)
  Dividends paid on common stock                                             (29,441)     (19,868)
  Dividends paid on preference stock                                          (3,598)      (3,671)
  Payment for tendered Fisher-Price warrants                                  (4,891)           -
  Other, net                                                                  (2,057)        (136)
                                                                          ----------   ----------
  Net cash flows from financing activities                                   340,960      106,823

Effect of Exchange Rate Changes on Cash                                        4,526       (1,654)
                                                                          ----------   ----------
(Decrease) in Cash                                                          (419,888)    (257,179)
Cash at Beginning of Period                                                  506,113      313,693
                                                                          ----------   ----------
Cash at End of Period                                                     $   86,225   $   56,514
                                                                          ==========   ==========

See accompanying notes to consolidated financial information.

                  MATTEL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL INFORMATION
           -------------------------------------------


1. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position and interim results as of and for the periods presented have been included. Certain amounts in the financial statements for the period ending September 30, 1993 have been reclassified to conform with the current period's presentation.

    The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 1993 Annual Report to Shareholders. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

    On November 30, 1993 the merger, accounted for as a pooling-of-interests, of Fisher-Price, Inc. into a wholly-owned subsidiary of the Company was completed. Accordingly, all financial information as of and for the period ended September 30, 1993 includes Fisher-Price.


2. On May 31, 1994, the Company acquired substantially all of the business assets and assumed the associated debts and liabilities of Kransco, a San Francisco-based designer, manufacturer and marketer of brand name recreational and sporting products, including POWER WHEELS battery-powered, ride-on vehicles, HULA HOOP and FRISBEE products marketed under the WHAM-O trademark, STREET JAM sporting goods, MOREY BOOGIE bodyboards and other watersport toys. The purchase price included initial cash consideration of $260.0 million, subject to adjustment for changes in net assets between
    December 31, 1993 and the closing date. Based on the audited closing date balance sheet, the adjusted consideration was $252.3 million. The asset purchase agreement also provides for future contingent consideration in the event that net sales of the POWER WHEELS product line reaches or exceeds certain levels in each of calendar years 1994, 1995 and 1996. The contingent consideration payable with respect to any year shall not exceed $8.6 million.

    The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Kransco have been included in the Company's consolidated financial statements since the date of the acquisition. The excess of the purchase price over the estimated fair market value of net assets acquired was approximately $211 million, which is being amortized on a straight-line basis over 20 years.

    The following summary presents unaudited pro forma operating results as though the asset purchase transaction had occurred at the beginning of 1994 and 1993, and includes adjustments for estimated amounts of goodwill amortization, depreciation of fixed assets at their estimated fair values, increases in interest expense assuming the initial purchase consideration had resulted in additional short-term borrowing during the periods presented, and the elimination of intercompany transactions. These pro forma data are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of those earlier dates, nor are they indicative of results of operations which may occur in the future.

                                               For the Nine Months Ended
                                               -------------------------
                                                Sept. 30,     Sept. 30,
  (In thousands, except per share amounts)         1994          1993
  ----------------------------------------     -----------   -----------
  Net sales                                    $ 2,220,544   $ 2,062,820
                                               -----------   -----------
  Income before cumulative effect of
    accounting changes                         $   209,394   $   169,123
                                               -----------   -----------
  Net income                                   $   209,394   $   165,101
                                               ===========   ===========
  Income Per Common Share - Primary
  ---------------------------------
    Income before cumulative effect of
      accounting changes                       $      1.15   $      0.97
                                               -----------   -----------
    Net income per share                       $      1.15   $      0.95
                                               ===========   ===========

  Income Per Common Share - Fully Diluted
  ---------------------------------------
    Income before cumulative effect of
      accounting changes                       $      1.13   $      0.94
                                               -----------   -----------
    Net income per share                       $      1.13   $      0.92
                                               ===========   ===========

3. In July 1994, the Company acquired a majority of the shares of J.W. Spear & Sons PLC ("Spear"), a company organized in the United
    Kingdom, that holds the rights to SCRABBLE in markets outside of the United States and Canada, and certain other games worldwide. Under the terms of the Company's offer, shareholders had the option to receive the purchase consideration of 11.5 pounds sterling per issued share in either cash, interest-bearing notes or in a combination of cash and notes. As of September 30, 1994, holders of 5,041,847 shares of Spear had elected the cash option, receiving
    58.0 million pounds sterling, and holders of 319,335 shares had elected the notes. The acquisition, valued at approximately $95 million, has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Spear have been included in the Company's consolidated financial statements since the date of acquisition. The excess of cost, including investment advisor and other directly related expenses, over the estimated fair market value of tangible net assets acquired, was approximately $90 million, which is being amortized on a straight-line basis over 20 years.

4. Accounts receivable are shown net of allowances for doubtful accounts of $22.7 million (September 30, 1994), $27.5 million (September 30, 1993) and $21.0 million (December 31, 1993).


5.  Inventories are comprised of the following:


                                     Sept. 30,      Sept. 30,       Dec. 31,
(In thousands)                          1994           1993           1993
- --------------                       ---------      ---------      ---------
Raw materials and work in progress   $  71,017      $  63,513      $  50,927
Finished goods                         289,724        213,310        169,066
                                     ---------      ---------      ---------
                                     $ 360,741      $ 276,823      $ 219,993
                                     =========      =========      =========


6. Net cash flows from operating activities include cash payments for the following:

                                            For the Nine Months Ended
                                           --------------------------
                                            Sept. 30,       Sept. 30,
(In thousands)                                1994            1993
- --------------                             -----------    -----------
Interest                                   $    32,427    $    45,694
Income taxes                                    36,995         28,078



7. As discussed in Note 5 to the Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders, on February 9, 1994, a notice of redemption was issued to holders of the Company's 8% Debentures. During the first quarter of 1994, the remaining outstanding 8% Debentures were converted by the holders resulting in the issuance of an aggregate of 5,897,258 shares of common stock.


8. As discussed in Note 5 to the Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders, the warrants assumed by the Company in connection with the Fisher-Price merger permitted holders, upon such a change of control, to surrender their warrants for an amount in cash at any time during the six-month period from the merger date. During June 1994, a holder of 288,653 warrants elected the cash option and received $4.9 million.


9. In the current quarter, the Board of Directors declared cash dividends of $0.06 per common share, compared to $0.05 per common share in the third quarter of 1993. Additionally, cash dividends of $1.333 per Series F preference share were declared, which includes participating common dividends of $0.06 per share.


10. Share and per share data presented in these financial statements reflect the retroactive effects of the Fisher-Price merger and the five-for-four stock split distributed in January 1994.

    Income per common share is computed by dividing earnings available to common shareholders by the average number of common and common equivalent shares outstanding during each period. Primary weighted average share computations assume the exercise of dilutive stock options and warrants, reduced by the number of shares which could be repurchased at average market prices with proceeds from exercise. Primary earnings represent reported net income less preference stock dividend requirements, plus interest savings from the assumed retirement of debt upon exercise of dilutive warrants. On a fully diluted basis, weighted average shares are determined assuming conversion of the 8% Debentures and Series F preference shares, and exercise of all dilutive stock options and warrants, net of assumed treasury share purchases at the higher of end-of-period or average market prices. Fully diluted earnings represent reported income as adjusted for the effects, net of tax, resulting from the assumed conversions of convertible securities and the exercise of dilutive warrants.


11. The Company filed a shelf registration statement, which was declared effective on September 1, 1994, for the issuance from time to time of up to $250.0 million of debt securities. On September
    19, 1994, the Company commenced a program for the issuance, pursuant to such shelf registration, of up to $250.0 million of Series A Medium-Term Notes. The notes are issuable in one or more series and can be denominated in U.S. dollars or other specified currencies. The notes will bear interest at either fixed or variable rates, as determined at the time of issuance, and have maturity dates of greater than nine months.

    As of October 17, 1994, the Company issued an aggregate of $30.0 million principal amount of Series A Medium-Term Notes maturing on various dates in October 1999. Interest is payable semiannually at the rate of 8% per annum on the fifteenth day of May and November, beginning on November 15, 1994. The net proceeds of these issuances were used to repay short-term borrowings.

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

Core brands which historically have provided the Company with relatively stable growth include BARBIE dolls, doll clothes and accessories, FISHER-PRICE toys and juvenile products, Disney-licensed toys, die-cast vehicles including HOT WHEELS, large dolls, preschool toys including SEE 'N' SAY toys, and the UNO and SKIP-BO card games. The Company's acquisitions of Kransco and Spear in May and July 1994, respectively, have provided Mattel with additional core consumer franchises represented by the POWER WHEELS line of battery-powered, ride-on vehicles and the rights to the SCRABBLE game in certain markets outside of the U.S. and Canada.


                      RESULTS OF OPERATIONS
                      ---------------------

The  Company's  business  is  seasonal,  and,  therefore,  results   of
operations  are comparable only with corresponding periods.   Following
is a percentage analysis of operating results:

                                                  For the                   For the
                                             Three Months Ended        Nine Months Ended
                                          ------------------------  ------------------------
                                           Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                             1994         1993         1994         1993
                                          -----------  -----------  -----------  -----------
Net Sales                                        100%         100%         100%         100%
                                          ===========  ===========  ===========  ===========

Gross Profit                                      51%          50%          50%          49%
Advertising and promotion expenses                16           16           15           15
Other selling and administrative expenses         14           14           18           19
                                          -----------  -----------  -----------  -----------
Operating Profit                                  21           20           17           15
Interest expense                                   1            2            2            2
                                          -----------  -----------  -----------  -----------
Income before income taxes and
  cumulative effect of changes in
  accounting principles                           20%          18%          15%          13%
                                          ===========  ===========  ===========  ===========

Third Quarter
- -------------

Net sales in the third quarter of 1994 increased $140.4 million or 16% over the 1993 third quarter. The current quarter's performance reflects the continuing strong demand for toys introduced in connection with the release of "The Lion King" motion picture, as well as sales of POLLY POCKET toys, and NICKELODEON-licensed products. Additional volume was added by sales of Kransco products, the most significant of which was POWER WHEELS, and Spear products.

Worldwide sales of core products represented 84% of the Company's third quarter gross revenues, compared to 88% in 1993. This decrease was primarily the result of strong sales of the Company's non-core product lines which include its POLLY POCKET toys and NICKELODEON-licensed products. Sales to customers within the United States represented 61% of consolidated revenues in both the 1994 and 1993 third quarters. Sales to customers within the United States increased 15% over the 1993 third quarter, while sales internationally increased 16%. At comparable foreign currency exchange rates, international sales grew 11%, which reflects a $16.4 million favorable effect of the weakening U.S. dollar relative to the year-ago quarter.

Gross profit as a percentage of net sales increased to 51% as a result of higher sales volumes and lower direct product costs which were partially offset by increases in manufacturing and distribution overhead expenses and royalty expenses related to sales of licensed products. Advertising and promotion expenses increased $21.9 million in support of the increased sales volume, but remained constant at 16% of net sales in both 1994 and 1993. As a percentage of net sales, other selling and administrative expenses also remained at 14%.

Interest expense increased 8% compared to the third quarter of 1993, mainly due to an increase in short-term borrowing to meet seasonal working capital needs and to finance portions of the Kransco and Spear acquisitions. This increase was partially offset by a reduction in long-term interest expense following prepayment of Fisher-Price's 10.69% term loan and conversions of 8% Debentures to common stock, both of which were completed during the first quarter of 1994.


Nine Months
- -----------

Net sales increased $224.1 million or 11% over 1993, reflecting continued worldwide demand for the Company's core products, including toys introduced in connection with the release of "The Lion King" motion picture, and sales of POWER WHEELS vehicles. In addition to increased core product sales, incremental volume was contributed by robust sales of POLLY POCKET toys.

Worldwide core product sales accounted for 84% of total sales compared to 86% in 1993. Sales to customers within the United States increased 11% and accounted for 61% of consolidated sales in both 1993 and 1994. Sales to customers outside the United States increased 12%, both at actual and comparable foreign currency exchange rates, which reflects the $4.8 million favorable effect of the weakening U.S. dollar relative to the year-ago period.

As a percentage of net sales, gross profit increased to 50% as compared to 49% in 1993. Gross profit increased $129.9 million or 14% over 1993, primarily due to increased sales volume and a favorable product mix. Advertising and promotion expenses, as a percentage of net sales, remained constant at 15%; however, spending increased $35.7 million in support of the growth in sales volume. As a percentage of net sales, other selling and administrative expenses decreased one percentage point to 18%, reflecting efficiencies realized from the integration of Fisher-Price.

Interest expense decreased $7.2 million or 16% from 1993 levels as a result of the prepayment of Fisher-Price's 10.69% term loan and conversions of 8% Debentures to common stock, partially offset by increases in short-term borrowing to finance working capital requirements and portions of the Kransco and Spear acquisitions.

Results of operations for 1993 reflect a $4.0 million charge which represented the net cumulative effect of changes in accounting principles adopted as of January 1, 1993; a $20.0 million charge, net of related income tax effects of $11.6 million, arising in connection with the adoption of Statement of Financial Accounting Standards No. 106 which was partially offset by a $16.0 million credit related to the adoption of Statement No. 109.


                       FINANCIAL CONDITION
                       -------------------

The Company's continuing financial strength reflects its consistent focus on asset management and advantageous utilization of financial resources. Cash as of September 30, 1994 was $29.7 million higher than the year-ago quarter. The $416.9 million decrease in cash balances since December 31, 1993 primarily reflects the acquisitions of Kransco and Spear, the retirement of approximately $20 million of Kransco's short-term borrowing which had been assumed by the Company, the prepayment of Fisher-Price's 10.69% term loan, and reductions of year-end accrued liabilities, including approximately $74 million of integration and restructuring costs relating to the Fisher-Price merger.

Accounts receivable increased $671.4 million since year end and $157.2 million over the year-ago quarter, reflecting increased sales volumes during the current year and the addition of Kransco and Spear receivables totaling $88.4 million. Inventory balances increased $140.7 million since year end and $83.9 million over the 1993 quarter end, which includes a combined $38.6 million increase for Kransco and Spear inventories acquired and the Company's production in support of future sales volumes, partially offset by the effect of inventory control programs.

Other noncurrent assets increased $314.1 million over the year-ago quarter, primarily as a result of goodwill arising in connection with the Kransco and Spear acquisitions, and an increase of $15.0 million in deferred tax assets, partially reduced by the amortization of intangible assets.

Short-term bank borrowing increased $376.2 million compared to the 1993 quarter end and $477.6 million since year end, in order to fund the Company's seasonal working capital requirements and finance a portion of the Kransco and Spear transactions. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuances of commercial paper, the Company's various short-term bank lines of credit and, from time to time, issuance of the Company's Series A Medium-Term Notes.

Details of the Company's capitalization are as follows:


(In millions)                Sept. 30, 1994  Sept. 30, 1993  Dec.  31, 1993
- -------------                ----------------------------------------------
6-7/8% Senior notes          $   99.5    7%  $   99.4    7%  $   99.5    8%
6-3/4% Senior notes             100.0    7      100.0    7      100.0    8
8% Convertible subordinated
  debentures                        -    -       97.7    7       74.0    6
Fisher-Price term loan              -    -       98.7    7          -    -
Mortgage note                    45.0    3       45.0    4       45.0    4
Economic development bonds        9.7    1          -    -          -    -
Term loans                        4.3    -       17.3    1        9.6    1
                            -----------------------------------------------
Total long-term debt            258.5   18      458.1   33      328.1   27
Other long-term liabilities      88.1    6       62.0    5       70.8    6
Shareholders' equity          1,130.0   76      858.5   62      817.8   67
                             ----------------------------------------------
                             $1,476.6  100%  $1,378.6  100%  $1,216.7  100%
                             ==============================================

In connection with the Kransco acquisition, the Company assumed debt secured by a manufacturing facility in Ft. Wayne, Indiana. Interest on the debt, consisting of $10.0 million outstanding principal amount of County of Allen Variable Rate Demand Economic Development Revenue Bonds, is charged at rates reset monthly (3.85% in September 1994). Principal payments are $300,000 annually, commencing in 1994 and continuing through 2018.

Total long-term debt decreased as a percentage of total capitalization compared to the year-ago quarter, primarily due to prepayment of the Fisher-Price term loan and conversions of the 8% Debentures into shares of the Company's common stock. Shareholders' equity increased $312.2 million since December 31, 1993 and $271.5 million over the 1993 third quarter principally as a result of the Company's profitable operating results, favorable currency translation impact, conversions of the 8% Debentures and exercises of employee stock options, partially offset by treasury share purchases and dividends declared to common and preference shareholders.

                        PART II -- OTHER INFORMATION
                        ----------------------------

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

             27.0    Financial Data Schedule


         (b) Reports on Form 8-K
             -------------------

             Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended September 30, 1994:

                                                               Financial
             Form      Date of Report     Items Reported    Statements Filed
             -----    ----------------    --------------    ----------------
              8-K     July  21, 1994           5, 7               None
              8-K     July  22, 1994           5, 7               None
              8-K     July  29, 1994            5                 None
              8-K     Sept. 19, 1994            7                 None

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                MATTEL, INC.
                                                ------------
                                                Registrant



Date:  As of October 26, 1994                   By: /s/ Michael G. McCafferty
       ----------------------                       -------------------------
                                                    Michael G. McCafferty
                                                    Executive Vice President
                                                    and Chief Financial Officer