Form 10-K
period 1994-12-31
MATTEL INC /DE/
filed 1995-03-22
CIK 63276

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-K



(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1994.

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.


Commission File Number  001-05647
- ---------------------------------


                                MATTEL, INC.
                                ------------
             (Exact name of registrant as specified in its charter)


             Delaware                                           95-1567322
- ----------------------------------                         -------------------
(State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                         Identification No.)



333 Continental Boulevard, El Segundo, California                   90245-5012
- -------------------------------------------------                   ----------
(Address of principal executive offices)                            (Zip Code)


(Registrant's telephone number)                                 (310) 252-2000
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 17, 1995 was $5,034,861,253.

Number of shares outstanding of registrant's common stock as of March 17, 1995:
                Common Stock - $1 par value -- 221,076,302 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Mattel, Inc. Annual Report to Shareholders for the year ended December 31, 1994 (Incorporated into Parts I, II and IV).

2. Portions of the Mattel, Inc. 1995 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year (Incorporated into Part III).

================================================================================

                                   PART I
                                   ------


ITEM 1.     BUSINESS
- -------     --------

     The Company designs, develops, manufactures, markets and distributes a broad variety of toy products on a worldwide basis. The Company's four strongest principal product lines are BARBIE fashion dolls and doll clothing and accessories, FISHER-PRICE toys and juvenile products, the Company's Disney-licensed toys and die-cast HOT WHEELS vehicles, each of which has broad worldwide appeal. Additional current principal product lines consist of POWER WHEELS battery-powered ride-on vehicles; large dolls; preschool toys, including SEE 'N SAY talking toys; and the UNO and SKIP-BO games. Revenues for 1994 of $3.2 billion were a record level for the Company.

     In May 1994, the Company completed the acquisition of the assets of Kransco, Inc. ("Kransco" and the "Kransco Acquisition"), and in July 1994, the Company completed the acquisition of J.W. Spear & Sons PLC ("Spear" and the "Spear Acquisition"). Products acquired from Kransco include POWER WHEELS battery-powered ride-on vehicles, HULA HOOP and FRISBEE products marketed under the WHAM-O trademark and MOREY BOOGIE bodyboards and other water sport toys. Spear is a British company that holds the rights to SCRABBLE and other games outside of North America. See Note 7 to the Consolidated Financial Statements in the Annual Report to Shareholders for the year ended December 31, 1994 (the "Annual Report to Shareholders"), incorporated herein by reference. As used herein, unless the context requires otherwise, "Mattel" or the "Company" refers to Mattel, Inc., and its subsidiaries, and "Fisher-Price" refers to Fisher-Price, Inc., a Delaware corporation and wholly-owned subsidiary of Mattel.

     Mattel was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Boulevard, El Segundo, California 90245-5012, telephone (310) 252-2000.


COMPETITION AND INDUSTRY BACKGROUND
- -----------------------------------

     Competition in the toy industry is based primarily on price, quality and play value. In recent years, the toy industry has experienced rapid consolidation driven, in part, by the desire of industry competitors to offer a range of products across a broader variety of categories. In the United States, the Company competes with several large toy companies, including Hasbro, Inc. and Tyco Toys, Inc. as well as a number of smaller toy companies. The larger toy companies have pursued a strategy of focusing on core product lines. Core product lines are those lines which are expected to be marketed for an extended period of time, and which historically have provided relatively consistent growth in sales and profitability. By focusing on core product lines, toy manufacturers have been able to reduce their reliance on new product introductions and the associated risk and volatility. The juvenile products market, in which Fisher-Price is one of the leading companies, is more fragmented. The more significant competitors in this area include: Gerry Baby Products Company; Century Products Company; Graco Children's Products, Inc.; Cosco, Inc.; and Evenflo Juvenile Furniture Company, Inc.

     The toy industry is also experiencing a shift toward greater consolidation of retail distribution channels, such as large specialty toy stores and discount retailers, including Toys R Us, Wal-Mart, Kmart and Target, which have increased their overall share of the retail market.
This consolidation has resulted in an increased reliance among retailers on the large toy companies because of their financial stability and ability to support products through advertising and promotion and to distribute products on a national basis. These retailers' growing acceptance of electronic data interchange has provided toy manufacturers with an ability to more closely monitor consumers' acceptance of a particular product or product line.

     Over the last ten years, toy companies based in the United States have expanded their international marketing and manufacturing operations. The Company believes a strong international distribution system can add significantly to the sales volume of core product lines and extend the life cycles of newly-developed products.


SEASONALITY
- -----------

     Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December. Consequently, shipments of toy products to retailers are greater in the third and fourth quarters than in each of the first and second quarters combined. As the large toy retailers become more efficient in their control of inventory levels, this seasonality is likely to increase.

     In anticipation of this seasonal increase in retail sales, the Company significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels. In addition, the Company and others in the industry develop sales programs, including offering extended payment terms, to encourage retailers to purchase merchandise earlier in the year. These sales programs, coupled with seasonal shipping patterns, result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which contribute to a seasonal working capital financing requirement. See "Seasonal Financing."

PRODUCTS
- --------

     The Company has been able to record consistent sales and earnings growth by focusing on a number of core product lines supplemented by various new product introductions. The Company's four strongest core product lines are BARBIE fashion dolls and doll clothing and accessories, FISHER-PRICE toys and juvenile products, the Company's Disney-licensed toys and die-cast HOT WHEELS vehicles, each of which has broad worldwide appeal.
 Additional current principal product lines consist of POWER WHEELS battery-powered ride-on vehicles; large dolls; preschool toys, including SEE 'N SAY talking toys; and the UNO and SKIP-BO games. Core product lines are expected to be marketed for an extended period of time and historically have provided relatively consistent growth in sales and profitability. For the year ended December 31, 1994, core products accounted for approximately 84% of sales. In order to provide greater flexibility in the manufacture and delivery of products, and as part of a continuing effort to reduce manufacturing costs, the Company has concentrated production of most of its core products in Company-owned facilities and generally uses independent contractors for the production of non-core products.

     In September 1994, the Company entered into a License Agreement with Original Appalachian Artworks, Inc. pursuant to which the Company obtained the exclusive worldwide rights to manufacture, sell and distribute dolls, doll accessories and doll clothing bearing the CABBAGE PATCH KIDS trademark beginning in January 1995.

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

     New product introductions in 1994 included the 35th anniversary BARBIE doll, the gymnast BARBIE doll and the DR. BARBIE doll, the addition of a series of plush products, action figures and small dolls based on the animated feature "The Lion King" to the Company's Disney line, the Fisher-Price 3-in-1 Tournament Table and the addition of the TOP SPEED line of vehicles to the Company's HOT WHEELS line.

     New product introductions in 1995 will include Cut 'N Style BARBIE, Baywatch BARBIE and Butterfly Princess BARBIE, CABBAGE PATCH KIDS, the addition of MICRO vehicles to the HOT WHEELS line, Fisher-Price outdoor play equipment and the addition of a series of plush products, action figures and small dolls based on the animated feature "Pocahontas" to the Company's Disney line. The Company will also introduce Nickelodeon SMUD.

INTERNATIONAL OPERATIONS
- ------------------------

     Revenues from the Company's international operations represented approximately 41%, 40% and 41% of total consolidated revenues in 1994, 1993 and 1992, respectively. Products which are developed and marketed successfully in the United States typically generate incremental sales and profitability when marketed through the Company's international distribution network. Generally, products marketed internationally are the same as those marketed domestically, although some are developed or adapted for particular international markets. The Company sells its products directly through its marketing operations in Argentina, Australia, Austria, the Benelux countries, Canada, Chile, France, Germany, Greece, Italy, Japan, Mexico, Portugal, Scandinavia, Spain, Switzerland, the United Kingdom, Venezuela and in certain areas of Eastern Europe and Asia. In 1995, the Company will begin selling its products directly in Colombia through a newly established subsidiary. In addition to direct sales, the Company sells principally through distributors in Central and South America, the Middle East, South Africa and Southeast Asia. It also licenses some of its products to other toy companies for sale in various other countries. See "Licenses and Distribution Agreements."

     The strength of the U.S. dollar relative to other currencies can significantly affect the revenues and profitability of the Company's international operations. The Company hedges a majority of intercompany purchases and sales of inventory in order to protect local cash flows and profitability from currency fluctuations. See "Financial Instruments." For financial information by geographic area, see Note 8 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.


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

     License agreements with third parties permit the Company to utilize the name, character or product of the licensor in its product line. A principal licensor is The Walt Disney Company, which licenses many of its characters for use on the Company's products. The Company also has entered into license agreements with, among others, the following: McDonald's, Inc.; MCA Universal Merchandising, Inc.; the Time Warner Entertainment Company, L.P. and DC Comics, Inc. units of Time Warner Inc.; Turner Home Entertainment, Inc.; Children's Television Workshop; Viacom, Inc. relating to its Nickelodeon properties; Bluebird Toys (UK) Limited; Original Appalachian Artworks, Inc.; and General Motors Corporation. A number of these licenses relate to product lines that are significant to the Company.

     Independent toy designers and developers bring products to the Company and are generally paid a royalty on the net selling price of products licensed by the Company. These independent toy designers may also create different products for other toy companies.

     The Company devotes substantial resources to product design and development. During the years ended December 31, 1994, December 31, 1993 and December 31, 1992, the Company expended approximately $93 million, $75 million and $77 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Note 10 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.


ADVERTISING AND PROMOTION
- -------------------------

     The Company supports its product lines with extensive advertising and consumer promotions. Advertising continues at varying levels throughout the year and peaks during the Christmas season. Advertising includes television and radio commercials and magazine and newspaper ads.
Promotions include in-store displays, coupons, merchandising materials and major events focusing on products and tie-ins with various consumer product companies. To further promote the Company and its products, the Company participates in the attractions "It's A Small World" at Disneyland and Walt Disney World and "Autopia" at Disneyland Paris under a ten-year agreement with The Walt Disney Company. The Company also participates in toy stores in Disneyland, Disneyland Paris and in the Disney Village Market Place near Walt Disney World. Separately, the Company has established a total of sixteen BARBIE Boutiques in F.A.O. Schwarz toy stores, including the "BARBIE on Madison" boutique at the F.A.O. Schwarz flagship store in New York City.

     During the years ended December 31, 1994, December 31, 1993 and December 31, 1992, Mattel spent approximately $516 million (16% of net sales), $427 million (16% of net sales) and $403 million (16% of net sales), respectively, on worldwide advertising and promotion.


MARKETING AND SALES
- -------------------

     The Company's toy products are sold throughout the world. In the United States, the Company's products are distributed directly to large retailers, including discount and free-standing toy stores, chain stores and department stores, and other retail outlets and, to a limited extent, to wholesalers. Discount and free-standing toy stores continue to increase their market share. During the year ended December 31, 1994, Toys R Us and Wal-Mart accounted for approximately 23% and 13%, respectively, of worldwide consolidated net sales and were the only customers accounting for 10% or more of consolidated net sales.

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

     Through its marketing research departments, the Company conducts basic consumer research and product testing and monitors demographic factors and trends. This information assists the Company in evaluating consumer acceptance of products, including an analysis of increasing or decreasing demand for its products.

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


MANUFACTURING
- -------------

     The Company's products are manufactured in Company-owned facilities and by independent contractors. Products are also purchased from unrelated entities that design, develop and manufacture the products. In order to provide greater flexibility in the manufacture and delivery of products, and as part of a continuing effort to reduce manufacturing costs, the Company has concentrated production of most of its core products in the Company's facilities and generally uses independent contractors for the production of non-core products.

     As a result of the Kransco Acquisition and Spear Acquisition, Mattel acquired manufacturing facilities in the state of Indiana, and the United Kingdom and Mexico, respectively, which are in addition to its existing manufacturing facilities in the states of California, Kentucky, New York, the United Kingdom, Mexico, the Far East (China, Indonesia and Malaysia) and Italy. In January 1995, the Company announced a work force reduction in its manufacturing facility located in Medina, New York as part of a company-wide restructuring. The Company also utilizes independent contractors to manufacture products in the United States, Mexico, the Far East and Australia. To protect the stability of its product supply, the Company produces many of its key products in more than one facility.

     Foreign countries in which the Company's products are manufactured (principally China, Indonesia, Malaysia and Mexico) currently enjoy "most favored nation" ("MFN") status under U.S. tariff laws, which provides the most favorable category of U.S. import duties. As a result of continuing concerns in the United States Congress regarding China's human and worker rights policies, and the current trade dispute covering China's inadequate protection of U.S. intellectual property rights, there has been, and may be in the future, opposition to the extension of MFN status for China.

     The loss of MFN status for China would result in a substantial increase in the import duty for toys manufactured in China and imported into the United States and would result in increased costs for the Company and others in the toy industry. The impact of such an event on the Company would be significantly mitigated by the Company's ability to source product for the U.S. market from countries other than China and ship product manufactured in China to markets outside the U.S. Toward that end, the Company has extended its production capacity in other countries. A number of other factors, including the Company's ability to pass along the added costs through price increases and the pricing policies of vendors in China, could further mitigate the impact of a loss of China's MFN status.

     On February 8, 1994, the European Union ("EU") adopted quotas on the importation of certain classes of toys (as well as other products) manufactured in China. The Company expects that the impact of these quotas on its business will be significantly mitigated by shifts in demand in favor of toy categories not subject to the quotas, and by the ability of the Company to source product for the EU from countries other than China and ship product manufactured in China elsewhere. The Company does not currently expect that these quotas will have a material effect on its business.

     In December 1994, the EU significantly reduced the GSP duty free treatment previously extended to toys imported into Europe. During 1994, toys were allowed to enter the EU free under the GSP program, but effective January 1, 1995, toys imported into the EU are assessed a GSP rate of 5.1%, which is 70% of the normal duty rate of 7.3%. This increase in duties paid in Europe will be offset by a reduction in worldwide duty expense resulting from the passage of the Uruguay Round by the United States Congress in December 1994 and its official implementation on January 1, 1995. In the United States, all duties on dolls and traditional toys have been completely eliminated. Canada has also reduced its tariffs to zero, with the exception of toy sets and board games. In Japan and the EU, doll tariffs were only reduced by an average of 20%, with tariffs in some product categories of lesser importance to Mattel scheduled to be reduced or phased out over a period of 5 to 10 years. The Company does not currently expect that the net impact of these changes will have a material effect on its business.


COMMITMENTS
- -----------

     In the normal course of business, the Company enters into contractual arrangements for future purchases of goods and services to ensure availability and timely delivery, and to obtain and protect the right to create and market certain toys. Such arrangements include commitments for future inventory purchases and royalty payments pursuant to license agreements. Certain of these purchase agreements and licenses contain provisions for guaranteed or minimum payments during the terms of the contracts and licenses. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Commitments" and Note 6 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.


LICENSES AND DISTRIBUTION AGREEMENTS
- ------------------------------------

     The Company's level of licensing activity has expanded in recent years. Royalties paid to licensors during the years ended December 31, 1994, December 31, 1993 and December 31, 1992 were approximately $84 million, $69 million and $50 million, respectively. See Note 6 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.

     The Company also distributes products which are independently designed and manufactured.


FINANCIAL INSTRUMENTS
- ---------------------

     From time to time, the Company enters into foreign currency forward exchange contracts and swap agreements as hedges for payment of inventory purchases, collection of sales and various other intercompany transactions.
 The contracts are intended to fix a portion of the Company's product cost and intercompany cash flows, and thereby moderate the impact of foreign currency fluctuations. The Company does not speculate in foreign currencies.

     For additional information regarding foreign currency contracts, see
Note 6 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.


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

     To finance its working capital requirements, the Company maintains and periodically revises or replaces a revolving credit agreement with a commercial bank group. The agreement in effect during 1994 consisted of unsecured domestic facilities providing a total of $500.0 million in seasonal financing. The facilities also provided for up to $250.0 million in advances and backup for commercial paper issuances ($125.0 million of which was a 364-day facility and the other $125.0 million was a three-year facility), and up to an additional $250.0 million (a three-year facility) for nonrecourse purchases of certain trade accounts receivable by the bank group. In connection with the agreement, the Company was required to comply with certain consolidated financial covenants for debt-to-capital, interest coverage and tangible net worth levels. Interest was charged at various rates not greater than the base rate charged by the agent bank. Commitment fees on the unused line available for advances were not greater than .1375%.

     In 1994, the Company's domestic seasonal borrowings outstanding under the revolving credit agreement and other bank borrowings averaged approximately $271 million and reached a peak of approximately $613 million during the third quarter. This balance was fully repaid by December 31, 1994. The Company's 1994 seasonal borrowings outstanding under international credit lines averaged approximately $36 million and reached a peak of approximately $74 million in the third quarter.

     Effective in March 1995, the Company amended its revolving credit agreement. The new agreement consists of unsecured facilities providing a total of $650.0 million in seasonal financing from substantially the same group of commercial banks. The facilities provide for up to $400.0 million in advances and backup for commercial paper issuances (a three-year facility), and up to an additional $250.0 million (a three-year facility) for nonrecourse purchases of certain trade accounts receivable by the bank group. In connection with the agreement, the Company is required to comply with certain consolidated financial covenants for debt-to-capital, interest coverage and tangible net worth levels.

     Concurrently with the consummation of the Kransco Acquisition, the Kransco seasonal credit line was terminated and Kransco's domestic seasonal working capital needs were financed by Mattel's revolving credit agreement.

     The Company believes the amounts available to it under its revolving credit agreement and its foreign credit lines will be adequate to meet its seasonal financing requirements.


RAW MATERIALS
- -------------

     Packaging materials, most plastics and zinc essential to the production and marketing of toy products are currently in adequate supply. These and other raw materials are generally available from a number of suppliers. Prices for resin and packaging materials are expected to rise in 1995.

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

EFFECTS OF INFLATION
- --------------------

     Inflation rates in the U.S. and major foreign countries in which the Company operates have not had a significant impact on operating results for the three years ended December 31, 1994. The U.S. Consumer Price Index increased 2.7% in 1994, 2.7% in 1993 and 2.9% in 1992. The Company is afforded some protection from the impact of inflation as a result of high turnover of inventories and benefited from inflation on the repayment of fixed-rate liabilities during these periods.


EMPLOYEES
- ---------

     The total number of persons employed by the Company and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 1994, the Company's total number of employees, including its international operations, was approximately 22,000.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

     The executive officers of the Company, all of whom are appointed annually by the Board of Directors and serve at the pleasure of the Board, are as follows:

                                                                  EXECUTIVE
                                                                   OFFICER
        NAME             AGE               POSITION                 SINCE
- ---------------------    ---    -------------------------------   ---------
John W. Amerman           63    Chairman of the Board &                1980
                                Chief Executive Officer

Jill E. Barad             43    President & Chief Operating            1984
                                Officer and a Director of
                                Mattel, Inc.

James A. Eskridge         52    President, Fisher-Price, Inc.          1988
                                and a Director of Mattel, Inc.

Joseph C. Gandolfo        52    President, Mattel Operations           1990

Lindsey F. Williams       58    President, Mattel International        1976
                                and a Director of Mattel, Inc.

Francesca Luzuriaga       40    Executive Vice President, Finance      1994

Ned Mansour               46    Senior Vice President,                 1992
                                General Counsel & Secretary

E. Joseph McKay           54    Senior Vice President, Human           1993
                                Resources and Administration

Gary P. Rolfes            43    Senior Vice President                  1993
                                & Controller

William Stavro            55    Vice President                         1993
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

Ms. Luzuriaga has been Executive Vice President, Finance since December 1994. From March 1989 until December 1994, she served in several senior managerial positions at Mattel, including Controller and Treasurer.

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


ITEM 2.     PROPERTIES
- -------     ----------

     Mattel owns its corporate headquarters consisting of approximately 335,000 square feet in El Segundo, California, which is subject to a $45.0 million mortgage. Mattel also leases buildings in El Segundo consisting of approximately 265,000 square feet, which are primarily used for its design and development and audio visual departments. Fisher-Price owns its headquarters facilities in East Aurora, New York, consisting of approximately 290,000 square feet.

     The Company maintains sales offices in California, Illinois, New York and Texas, and warehouse and distribution facilities in California, Kentucky, New York, Tennessee and Texas. The Company owns a computer facility in Phoenix, Arizona. Internationally, the Company has offices and/or warehouse space in Argentina, Australia, Belgium, Canada, Chile, Denmark, France, Germany, Greece, Hong Kong and in certain other areas of Asia, Italy, Japan, Mexico, The Netherlands, Spain, Switzerland, the United Kingdom and Venezuela. The Company's principal manufacturing facilities are located in China, Indonesia, Italy, Malaysia, Mexico, the United Kingdom and the United States. See "Manufacturing."

     Most of the Company's facilities are occupied under long-term leases and, for the most part, are fully utilized, although excess manufacturing capacity exists from time to time based on product mix and demand. With respect to leases which are scheduled to expire during the next twelve months, the Company may negotiate new lease agreements, renew leases or utilize alternative facilities.

     As a result of the Kransco and Spear Acquisitions, the Company acquired leased sales offices and warehouse and distribution facilities in California and Virginia, and leased or owned domestic manufacturing facilities in Indiana, and international manufacturing facilities in Mexico and the United Kingdom. The Company is currently evaluating the desirability of maintaining certain of these facilities and expects to sell, sublease or not renew the leases of those facilities which are vacant, under-utilized or redundant.


ITEM 3.     LEGAL PROCEEDINGS
- -------     -----------------

     The Company's Fisher-Price subsidiary has executed a consent order with the State of New York involving a remedial action/feasibility study for voluntary cleanup of contamination at one of its manufacturing plants.
 The ultimate liability associated with this cleanup presently is estimated to be less than $1,375,000, approximately $575,000 of which has been incurred through December 31, 1994.

     The Company is involved in various litigation and other legal matters which are being defended and handled in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's liquidity, operating results or consolidated financial position.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------     ---------------------------------------------------

     None

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

     As of March 1, 1995, the Company had approximately 37,000 holders of record of its common stock.

     The Company paid per share dividends of $0.032 in January and April of 1993. In each of July and October of 1993 and January of 1994, the Company paid dividends of $0.038 per share, and in April, July and October 1994 and January 1995, the Company paid dividends of $0.048 per share. The dividends have been adjusted to reflect five-for-four stock splits which the Company declared on its common stock to holders of record on December 17, 1993 and January 6, 1995.


ITEM 6.     SELECTED FINANCIAL DATA
- -------     -----------------------

     The information under the caption "Five-Year Financial Summary" on page 26 in the Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------     RESULTS OF OPERATIONS
            ---------------------------------------------------------------

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 through 31 in the Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------     -------------------------------------------

     The consolidated financial statements of Mattel, Inc. and Subsidiaries, together with the report of Price Waterhouse LLP dated February 6, 1995, included on pages 32 through 51 in the Annual Report to Shareholders are incorporated herein by reference.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------     FINANCIAL DISCLOSURE
            ---------------------------------------------------------------

     None

                                   PART III
                                   --------


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------    --------------------------------------------------

     Information required under this Item relating to members of the Board of Directors is incorporated by reference herein from the Company's 1995 Notice of Annual Meeting of Stockholders and Proxy Statement. The information with respect to executive officers of the Company appears under the heading "Executive Officers of the Registrant" in Part I herein.


ITEM 11.    EXECUTIVE COMPENSATION
- --------    ----------------------

     The information required under this Item is incorporated by reference herein from the Company's 1995 Notice of Annual Meeting of Stockholders and Proxy Statement.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------    --------------------------------------------------------------

     The information required under this Item is incorporated by reference herein from the Company's 1995 Notice of Annual Meeting of Stockholders and Proxy Statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------    ----------------------------------------------

     The information required under this Item is incorporated by reference herein from the Company's 1995 Notice of Annual Meeting of Stockholders and Proxy Statement.

                                   PART IV
                                   -------


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K
- --------    -------------------------------------------------------

      (a)   The following documents are filed as part of this report:

                                                               Annual Report
                                                               Page Number(1)
                                                               -------------
(1)    Financial Statements

                 Consolidated Balance Sheets as of                     32-33
                 December 31, 1994 and December 31, 1993

                 Consolidated Statements of Income for                    34
                 the years ended December 31, 1994,
                 December 31, 1993 and December 31, 1992

                 Consolidated Statements of Cash Flows for                35
                 the years ended December 31, 1994,
                 December 31, 1993 and December 31, 1992

                 Consolidated Statements of Shareholders'                 36
                 Equity for the years ended December 31, 1994, December 31, 1993 and December 31, 1992

                 Notes to Consolidated Financial Statements            37-50

                 Report of Price Waterhouse LLP, Independent              51
                 Accountants to the Company


   1
     Incorporated by reference from the indicated pages of the Annual Report to Shareholders for the year ended December 31, 1994. With the exception of the information incorporated by reference in Items 1, 5, 6, 7, 8 and 14 of this report, the Annual Report to Shareholders is not deemed filed as part of this report.

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------

To the Board of Directors and Stockholders of Fisher-Price, Inc.

We have audited the consolidated statements of income, stockholders' equity and cash flows of Fisher-Price, Inc. and subsidiaries for the fiscal year ended January 3, 1993. We have also audited the financial statement schedules. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Fisher-Price, Inc. and subsidiaries for the fiscal year ended January 3, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.
- ----------------------------
Boston, Massachusetts
February 4, 1993

(2) Financial Statement Schedule for the years ended December 31, 1994, December 31, 1993 and December 31, 1992(1)

       Schedule V - Valuation and Qualifying Accounts and Allowances


(3)    Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

       2.0 Agreement and Plan of Merger, dated as of August 19, 1993, by and among the Company, MAT Acquisition, Inc. and Fisher-Price, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration Statement No. 33-50749)

       2.1 Amended and Restated Asset Purchase Agreement, dated as of March 26, 1994 and amended and restated as of May 15, 1994, by and between Kransco and Mattel, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 31, 1994)

       3.0 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.0 to the Company's Annual Report on Form 10-K for the year ended December 31,
                1993)

       3.1 By-laws of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

       4.0 Rights Agreement, dated as of February 7, 1992, between the Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated February 12, 1992)

                (The Company has not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of the total assets of the Company. Copies of such agreements will be provided to the Securities and Exchange Commission upon request.)

       10.0 Credit Agreement dated as of March 10, 1995 among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 21, 1995)


- -------------------
       1
        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       10.1 Second Amended and Restated Transfer and Administration Agreement dated as of March 10, 1995 among the Company, Mattel Sales Corp., Fisher-Price, Inc., the Banks named therein and NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated March 21, 1995)

       10.2 Underwriting Agreement dated May 19, 1993 between the Company, Morgan Stanley & Co. Incorporated and Kidder, Peabody & Co. Incorporated (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

       10.3 Stock Subscription Warrant dated as of June 28, 1991 between Fisher-Price, Inc. and certain investors (incorporated by reference to Exhibit 4(c) to Fisher-Price's Report on Form 10-K for the transition period from July 1, 1991 to December 29, 1991)

       10.4 Underwriting Agreement dated July 31, 1992 between the Company, Morgan Stanley & Co. Incorporated and Kidder, Peabody & Co. Incorporated (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

       10.5 Distribution Agreement dated September 19, 1994 among the Company, Morgan Stanley & Co. Incorporated and CS First Boston Corporation (incorporated by reference to Exhibit 99.0 to the Company's Current Report on Form 8-K dated September 20, 1994)


Executive Compensation Plans and Arrangements of the Company
- ------------------------------------------------------------

       10.6 Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers (incorporated by reference to Exhibit B to Notice of Annual Meeting of Stockholders of the Company dated March 24, 1987)

       10.7 Form of Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.6 of Amendment No. 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1987)

       10.8 Form of Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

       10.9 Form of Amended & Restated Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

       10.10 Mattel, Inc. Management Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 14, 1994)

       10.11 Mattel, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated April 14, 1994)

       10.12 Mattel, Inc. Financial Security Program Agreement for certain officers (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement No. 2-95161 on Form S-1, filed January 7, 1985)

       10.13 Form of Deferred Compensation Plan for Directors (incorporated by reference to Exhibit No. 10.11 of Amendment No. 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1987)

       10.14 Mattel, Inc. 1990 Stock Option Plan (incorporated by reference to Exhibit A to the Notice of Annual Meeting of Stockholders and Proxy Statement of the Company dated March 15, 1990)

       10.15 Amendment No. 1 to the Mattel, Inc. 1990 Stock Option Plan (incorporated by reference to the information under the heading "Amendment to Mattel 1990 Stock Option Plan" on page F-1 of the Joint Proxy Statement/Prospectus of the Company and Fisher-Price included in the Company's Registration Statement on Form S-4, Registration Statement No. 33-50749)

       10.16 Form of Award Agreement evidencing award of stock appreciation rights granted pursuant to the Company's 1990 Stock Option Plan to certain executive officers of the Company ("Award Agreement") (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

       10.17 Form of First Amendment to Award Agreement (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

       10.18 Notice of Grant of Stock Options and Grant Agreement (incorporated by reference to Exhibit 99.0 to the Company's Current Report on Form 8-K dated May 31, 1994)

       10.19 Grant Agreement fo a Non-Qualified Stock Option (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 31, 1994)

       10.20    Award Cancellation Agreement (incorporated by reference to
                Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 31, 1994)

       10.21 Form of Restricted Stock Award Agreement under the Mattel 1990 Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

       10.22 Mattel, Inc. Supplemental Executive Retirement Plan effective as of October 7, 1990 (incorporated by reference to Exhibit
                10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990)

       10.23 Mattel, Inc. Supplemental Executive Retirement Plan effective as of April 1, 1994 (incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated March 21,
                1995)

       10.24 Description of the Mattel, Inc. Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.16 to the Mattel, Inc. Annual Report on Form 10-K for the year ended December 31, 1991)

       10.25 Fisher-Price, Inc. Matching Savings Plan, 1994 Restatement (incorporated by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K dated March 21, 1995)

       10.26 The Fisher-Price, Inc. Pension Plan (1989 Restatement) (incorporated by reference to Exhibit 10(l) to Fisher-Price's Registration Statement on Form 10 dated June 28, 1991)

       10.27 Mattel, Inc. Personal Investment Plan, 1993 Restatement (incorporated by reference to Exhibit 99.9 to the Company's Current Report on Form 8-K dated March 21, 1995)

       10.28 First Amendment to the Mattel, Inc. Personal Investment Plan, 1993 Restatement (incorporated by reference to Exhibit 99.10 to the Company's Current Report on Form 8-K dated March 21,
                1995)

       11.0*    Computation of Income per Common and Common Equivalent Share

       13.0* Pages 26 through 53 of the Mattel, Inc. Annual Report to Shareholders for the year ended December 31, 1994

       21.0*    Subsidiaries of the Registrant

       23.0*    Consent of Price Waterhouse LLP

       23.1*    Consent of Coopers & Lybrand L.L.P.


- -------------------
       * Filed herewith.

       24.0*    Power of Attorney (on page 26 of Form 10-K)

       27.0*    Financial Data Schedule (EDGAR filing only)

       (b)      Reports on Form 8-K

                Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended December 31, 1994

                                                            Financial
                  Date of Report      Items Reported    Statements Filed
                ------------------    --------------    ----------------
                October   18, 1994         5, 7               None
                November  17, 1994         5, 7               None
                December  20, 1994         5, 7               None


       (c)      Exhibits Required by Item 601 of Regulation S-K

                See Item (3) above

       (d)      Financial Statement Schedule

                Schedule V - Valuation and Qualifying Accounts and Allowances

                Copies of Form 10-K (which includes Exhibit 24.0), Exhibits 11.0, 13.0, 21.0, 23.0, 23.1 and the Annual Report to
                Shareholders are available to stockholders of the Company without charge. Copies of other Exhibits can be obtained by stockholders of the Company upon payment of ten cents per page for such Exhibits. Written requests should be sent to Secretary, Mattel, Inc., 333 Continental Boulevard,
                El Segundo, California 90245-5012.



- -------------------
       * Filed herewith.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MATTEL, INC.
                                              Registrant

                                              By: /s/ Gary P. Rolfes
                                                  -------------------------
                                                  GARY P. ROLFES
                                                  Senior Vice President and
        Date: As of March 22, 1995                Controller
              --------------------

                            POWER OF ATTORNEY
                            -----------------


     We, the undersigned directors and officers of Mattel, Inc. do hereby severally constitute and appoint John W. Amerman, Ned Mansour, Leland P. Smith and John L. Vogelstein, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                          Date
- ---------                    -----                          ----
/s/ John W. Amerman          Chairman of the Board          March 22, 1995
- -------------------          and Chief Executive Officer
JOHN W. AMERMAN

/s/ Francesca Luzuriaga      Executive Vice President,      March 22, 1995
- -----------------------      Finance (principal financial
FRANCESCA LUZURIAGA          officer)

/s/ Jill E. Barad            Director, President and        March 22, 1995
- -----------------            Chief Operating Officer
JILL E. BARAD



Signature                    Title                          Date
- ---------                    -----                          ----
/s/ Harold Brown             Director                       March 22, 1995
- ----------------
HAROLD BROWN

/s/ James A. Eskridge        Director and President,        March 22, 1995
- ---------------------        Fisher-Price, Inc.
JAMES A. ESKRIDGE

/s/ Tully M. Friedman        Director                       March 22, 1995
- ---------------------
TULLY M. FRIEDMAN

/s/ Ronald M. Loeb           Director                       March 22, 1995
- ------------------
RONALD M. LOEB

/s/ Edward H. Malone         Director                       March 22, 1995
- --------------------
EDWARD H. MALONE

/s/ Edward N. Ney            Director                       March 22, 1995
- -----------------
EDWARD N. NEY

/s/ William D. Rollnick      Director                       March 22, 1995
- -----------------------
WILLIAM D. ROLLNICK

/s/ John L. Vogelstein       Director                       March 22, 1995
- ----------------------
JOHN L. VOGELSTEIN

/s/ Lindsey F. Williams      Director and President,        March 22, 1995
- -----------------------      Mattel International
LINDSEY F. WILLIAMS

                                     27

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE
                       ---------------------------------



To the Board of Directors of Mattel, Inc.


     Our audits of the consolidated financial statements referred to in our report dated February 6, 1995 appearing on page 51 of the December 31, 1994 Annual Report to Shareholders of Mattel, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) and the report of other auditors also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, based on our audits and the report of other auditors, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PRICE WATERHOUSE LLP
- ------------------------
Los Angeles, California
February 6, 1995

                           MATTEL, INC. AND SUBSIDIARIES              SCHEDULE V

                 VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

                                 (In thousands)

                           Balance at   Additions                       Balance
                           Beginning    Charged to          Net          at End
                            of Year     Operations      Deductions      of Year
                           ----------   ----------      ----------      --------
Allowance for
   Doubtful Accounts
- --------------------
Year Ended
   December 31, 1994         $ 21,024     $  7,282      $ (12,206)(a)   $ 16,100

Year Ended
   December 31, 1993           35,115        4,169        (18,260)(a)     21,024

Year Ended
   December 31, 1992           31,545       21,686        (18,116)(a)     35,115



Allowance for
   Inventory Obsolescence
- -------------------------
Year Ended
   December 31, 1994         $ 19,432     $ 37,039      $ (27,935)(b)   $ 28,536

Year Ended
   December 31, 1993           16,109       32,084        (28,761)(b)     19,432

Year Ended
   December 31, 1992           18,820       26,882        (29,593)(b)     16,109



(a) Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.

(b) Includes writedowns and currency translation adjustments.


                                     29
