Form 10-Q
period 1995-03-31
MATTEL INC /DE/
filed 1995-05-11
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarterly period ended March 31, 1995
                                                     --------------

                                           OR

                 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934



                          Commission file number   001-05647
                          ----------------------------------


                                     MATTEL, INC.
                                     ------------
                  (Exact name of registrant as specified in its charter)



         DELAWARE                                                   95-1567322
- ------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


333 Continental Boulevard, El Segundo, California                   90245-5012
- ------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


(Registrant's telephone number, including area code)            (310) 252-2000
                                                                --------------

(Former name, former address and former fiscal year,                      None
  if changed since last report)                                 --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]   No [_]


Number of shares outstanding of registrant's common stock as of May 5, 1995:
                Common Stock - $1 par value -- 221,088,732 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 March 31,      March 31,        Dec. 31,
(In thousands)                                     1995           1994             1994
- --------------                                  -----------    -----------     -----------

ASSETS
Current Assets
  Cash                                          $    73,963    $   183,541     $   239,100
  Marketable securities                              15,386         18,452          20,581
  Accounts receivable, net                          701,190        607,448         762,024
  Inventories                                       414,184        244,864         339,143
  Prepaid expenses and other current assets         202,915        145,223         182,675
                                                -----------    -----------     -----------
    Total current assets                          1,407,638      1,199,528       1,543,523
                                                -----------    -----------     -----------
Property, Plant and Equipment
  Land                                               22,630         15,636          22,577
  Buildings                                         180,913        149,761         172,310
  Machinery and equipment                           303,213        252,206         289,796
  Capitalized leases                                 24,271         38,290          38,468
  Leasehold improvements                             50,852         41,733          46,512
                                                -----------    -----------     -----------
                                                    581,879        497,626         569,663

  Less: accumulated depreciation                    251,397        242,839         248,666
                                                -----------    -----------     -----------
                                                    330,482        254,787         320,997

  Tools, dies and molds, net                         99,501         78,798          94,924
                                                -----------    -----------     -----------
  Property, plant and equipment, net                429,983        333,585         415,921
                                                -----------    -----------     -----------
  Other Noncurrent Assets
    Intangible assets, net                          429,180        135,401         432,232
    Sundry assets                                    71,665         62,780          67,350
                                                -----------    -----------     -----------
                                                $ 2,338,466    $ 1,731,294     $ 2,459,026
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

                                            2

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 March 31,      March 31,        Dec. 31,
(In thousands, except share data)                  1995           1994             1994
- ---------------------------------               -----------    -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable                                 $   167,820   $         -      $         -
  Current portion of long-term liabilities            2,547         4,041            3,095
  Accounts payable                                  150,344       122,008          295,246
  Accrued liabilities                               294,102       264,694          453,146
  Income taxes payable                              162,048        93,158          164,394
                                                -----------   -----------      -----------
    Total current liabilities                       776,861       483,901          915,881
                                                -----------   -----------      -----------
Long-Term Liabilities
  6-7/8% Senior notes due 1997                       99,640        99,503           99,604
  6-3/4% Senior notes due 2000                      100,000       100,000          100,000
  Medium-Term notes                                 110,500             -          110,500
  Mortgage note                                      44,900        45,000           45,000
  Other                                             104,328        82,440          102,351
                                                -----------   -----------      -----------
    Total long-term liabilities                     459,368       326,943          457,455
                                                -----------   -----------      -----------
Shareholders' Equity
  Preference stock                                        9             9               9
  Common stock $1.00 par value, 300.0 million
    shares authorized; 223.3 million shares,
    223.0 million shares and 223.3 million
    shares issued, respectively (a)                 223,254       178,367          223,264
  Additional paid-in capital                        235,661       289,917          234,913
  Treasury stock at cost; 2.3 million shares,
    1.7 million shares and 2.4 million shares,
    respectively (a)                                (50,579)      (29,108)         (53,812)
  Retained earnings (b)                             749,927       544,212          737,528
  ESOP note receivable                                    -        (2,270)               -
  Deferred compensation                                   -       (13,675)               -
  Currency translation adjustments (b)              (56,035)      (47,002)         (56,212)
                                                -----------   -----------      -----------
    Total shareholders' equity                    1,102,237       920,450        1,085,690
                                                -----------   -----------      -----------
                                                $ 2,338,466   $ 1,731,294      $ 2,459,026
                                                ===========   ===========      ===========

(a) Share data for March 1994 have been restated for the effect of the five-for-four stock split declared in December 1994.
(b) Since December 26, 1987.

See accompanying notes to consolidated financial information.

                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                                                         For the
                                                    Three Months Ended
                                                  ----------------------
                                                   March 31,   March 31,
(In thousands, except per share amounts)             1995        1994
- ----------------------------------------          ----------  ----------
Net Sales                                         $  543,570  $  487,271
Cost of sales                                        284,545     249,167
                                                  ----------  ----------
Gross Profit                                         259,025     238,104

Advertising and promotion expenses                    78,600      71,630
Other selling and administrative expenses            131,918     116,797
Interest expense                                      11,077       8,123
Other (income) expense, net                           (3,414)      3,285
                                                  ----------  ----------
Income Before Income Taxes                            40,844      38,269
Provision for income taxes                            13,886      14,200
                                                  ----------  ----------
Net Income                                            26,958      24,069
Preference stock dividend requirements                 1,099       1,223
                                                  ----------  ----------
Net Income Applicable to Common Shares            $   25,859  $   22,846
                                                  ==========  ==========

Primary Income Per Common And Common
  Equivalent Share
- ------------------------------------

   Net income                                     $     0.12  $     0.10
                                                  ==========  ==========
   Average number of common and common
    equivalent shares                                223,883     218,796
                                                  ==========  ==========

Dividends Declared Per Common Share               $     0.06  $     0.05
                                                  ==========  ==========

See accompanying notes to consolidated financial information.


                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  For the
                                                                             Three Months Ended
                                                                          -----------------------
                                                                           March 31,    March 31,
(In thousands)                                                               1995         1994
- --------------                                                            ----------   ----------
Cash Flows From Operating Activities:
- -------------------------------------
  Net income                                                              $   26,958   $   24,069
    Adjustments to reconcile net income to net cash flows
    from operating activities:
     Depreciation and amortization                                            31,031       23,538
     Provision for deferred compensation                                       3,300        1,243
     Decrease (increase) in marketable securities                              5,195         (984)
     Decrease (increase) in accounts receivable                               58,144      (22,841)
     (Increase) in inventories                                               (74,961)     (23,075)
     (Increase) decrease in prepaid expenses and other current assets        (21,300)       1,727
     (Decrease) in accounts payable, accrued liabilities and income
       taxes payable                                                        (294,925)    (181,788)
     Other, net                                                               (2,394)       1,408
                                                                          ----------   ----------
  Net cash flows used for operating activities                              (268,952)    (176,703)
                                                                          ----------   ----------
Cash Flows From Investing Activities:
- -------------------------------------
  Purchases of tools, dies and molds                                         (21,134)     (16,803)
  Purchases of other property, plant and equipment                           (26,878)     (11,308)
  Sales of other property, plant and equipment                                 2,709          903
  Contingent consideration - Kransco acquisition                              (8,625)           -
  Other, net                                                                     430          347
                                                                          ----------   ----------
  Net cash flows used for investing activities                               (53,498)     (26,861)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
- -------------------------------------
  Notes payable                                                              166,092         (136)
  Redemption of Fisher-Price term loan                                             -     (120,629)
  Long-term foreign borrowing                                                    348       (2,590)
  Collection of ESOP note receivable                                               -        1,230
  Payment of ESOP notes payable                                                    -       (1,230)
  Tax benefit of employee stock options exercised                              1,520       12,283
  Exercise of stock options                                                    4,104       21,555
  Purchase of treasury stock                                                  (4,953)     (21,671)
  Dividends paid on common stock                                             (10,791)      (8,134)
  Dividends paid on preference stock                                          (1,099)      (1,223)
  Other, net                                                                     653          (59)
                                                                          ----------   ----------
  Net cash flows from (used for) financing activities                        155,874     (120,604)

Effect of Exchange Rate Changes on Cash                                        1,439        1,596
                                                                          ----------   ----------
(Decrease) in Cash                                                          (165,137)    (322,572)
Cash at Beginning of Period                                                  239,100      506,113
                                                                          ----------   ----------
Cash at End of Period                                                     $   73,963   $  183,541
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

   The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 1994 Annual Report to Shareholders.


2. Accounts receivable are shown net of allowances for doubtful accounts of $13.9 million (March 31, 1995), $22.2 million (March 31, 1994) and $16.1 million (December 31, 1994).


3. Inventories are comprised of the following:


                                     March 31,      March 31,       Dec. 31,
(In thousands)                         1995           1994            1994
- --------------                       ---------      ---------      ---------
Raw materials and work in progress   $  80,280      $  51,914      $  50,334
Finished goods                         333,904        192,950        288,809
                                     ---------      ---------      ---------
                                     $ 414,184      $ 244,864      $ 339,143
                                     =========      =========      =========

4. Net cash flows from operating activities include cash payments for the following:

                                                    For the
                                               Three Months Ended
                                           --------------------------
                                            March 31,       March 31,
(In thousands)                                1995            1994
- --------------                             -----------    -----------
Interest                                   $    11,319    $     8,381
Income taxes                                    22,745         19,480
                                           --------------------------

5. In April and May 1995, the Company issued an aggregate of $90.0 million principal amount of fixed rate notes under its Medium-Term Note program. The notes mature on various dates from April 2002 to May 2006 and bear interest at rates ranging from 7.17% to 7.65%. The proceeds of these issuances will be used for general corporate purposes.

6. In the current quarter, the Board of Directors declared cash dividends of $0.06 per common share, compared to $0.05 per common share in the first quarter of 1994. Additionally, cash dividends of $1.2717 per Series F convertible preference share were declared, which includes participating common dividends of $0.06 per share.


7. Share and per share data presented in these financial statements reflect the retroactive effects of the five-for-four stock split distributed in January 1995.

   Income per common share is computed by dividing earnings available to common shareholders by the average number of common and common equivalent shares outstanding during each period. Weighted average share computations assume the exercise of dilutive stock options and warrants, reduced by the number of shares which could be repurchased at average market prices with proceeds from exercise.

                       MATTEL, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------


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


Core brands, which historically have provided the Company with relatively stable growth, include BARBIE doll products; FISHER-PRICE toys and juvenile products including the POWER WHEELS line of battery-powered, ride-on vehicles; Disney-licensed toys; HOT WHEELS vehicles and playsets; large dolls; preschool toys including SEE 'N SAY toys; the UNO and SKIP-BO card games; and the SCRABBLE game, which the Company owns in markets outside of the United States and Canada.


                           RESULTS OF OPERATIONS
                           ---------------------

The Company's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods. Following is a percentage analysis of operating results:

                                                   For the
                                              Three Months Ended
                                           ------------------------
                                            March 31,    March 31,
                                              1995         1994
                                           -----------  -----------
Net sales                                         100%         100%
                                           ===========  ===========
Gross profit                                       48%          49%
Advertising and promotion expenses                 14           15
Other selling and administrative expenses          24           24
                                           -----------  -----------
Operating profit                                   10           10
Interest expense                                    2            2
                                           -----------  -----------
Income before income taxes                          8%           8%
                                           ===========  ===========

Net sales in the first quarter of 1995 increased $56.3 million or 12% over the 1994 first quarter, reflecting increased demand for the Company's core products such as Disney-licensed toys and FISHER-PRICE products, as well as strong demand for non-core products such as STREET SHARK action figures and POLLY POCKET toys. Additional volume was also generated by the acquisitions of Kransco and Spear, which contributed approximately $29 million in the aggregate to net sales in 1995.

Worldwide sales of core products represented 85% of gross revenues for the current quarter compared to 83% in the first quarter of 1994. Sales of Disney-licensed products, led by toys connected with "The Lion King" motion picture, increased by 44% to $69.7 million. Fisher-Price contributed $156.9 million to gross sales in 1995 compared to $137.1 million in 1994. Sales to customers within the United States accounted for 62% of consolidated sales compared to 60% in the year-ago quarter. In total, domestic sales increased 13%, partially attributable to incremental volume generated from the acquisition of Kransco, which represented 6% of the Company's domestic sales for 1995. Total international sales increased 6% compared to 1994, including a $15.3 million favorable effect of the weakening of the U.S. dollar relative to the year-ago quarter.


Gross profit as a percentage of net sales decreased one percentage point to 48% over the year-ago quarter, principally as a result of higher sales of lower-margin products.


Advertising and promotion expenses decreased slightly as a percentage of net sales; however, spending increased $7.0 million in support of growth in sales volume. As a percentage of net sales, other selling and administrative expenses remained virtually constant at 24%, reflecting the Company's ongoing effort to manage expense growth relative to revenue growth. Other income, net, increased $6.7 million, principally as a result of foreign currency transaction gains, and a gain associated with a Mexican insurance claim. These increases were partially offset by an increase in goodwill amortization arising from the Kransco and Spear acquisitions in 1994.


Interest expense increased $3.0 million compared to the first quarter of 1994 as a result of the issuance of Medium-Term Notes in the fourth quarter of 1994 as well as an increase in short-term borrowings in the first quarter of 1995.


                            FINANCIAL CONDITION
                            -------------------

The Company's financial condition remained strong during the first quarter of 1995 as a result of its profitable operating results. The Company's cash position as of March 31, 1995, including marketable securities, was $89.3 million, compared to $202.0 million as of the first quarter 1994.
The decrease was primarily due to the acquisitions of Kransco and Spear for cash in 1994, partially offset by the issuance of $110.5 million of Medium-Term Notes in the 1994 fourth quarter and cash generated by increased revenue. Cash decreased by $170.3 million since December 31, 1994 primarily as a result of reductions of year-end accounts payable and accrued liabilities.

Accounts receivable increased $93.7 million over the year-ago quarter reflecting higher sales volume, as well as the addition of Kransco and Spear receivables totaling approximately $15 million. Since year end, accounts receivable decreased $60.8 million mainly due to the collection of prior year receivables and the sale of certain trade receivables. Inventory balances increased $75.0 million since year end and $169.3 million over the 1994 quarter end, primarily as a result of the Company's production in support of future sales volume.


Other noncurrent assets increased $302.7 million over the year-ago quarter, primarily as a result of goodwill of $212.1 million and $97.5 million generated from the acquisitions of Kransco and Spear, respectively, net of amortization.

Short-term bank borrowing increased $167.8 million compared to the 1994 year end and first quarter end, in order to fund the Company's seasonal working capital requirements. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuance of commercial paper, use of the Company's various short-term bank lines of credit, and issuance of the Company's Medium-Term Notes.


The Company's capitalization is as follows:


(In millions)                March 31, 1995  March 31, 1994  Dec. 31, 1994
- -------------                ----------------------------------------------
6-7/8% Senior notes          $    99.6   6%  $   99.5    8%  $   99.6    7%
6-3/4% Senior notes              100.0   6      100.0    8      100.0    7
Medium-Term notes                110.5   7          -    -      110.5    7
Other long-term debt
  obligations                     65.2   4       51.8    4       64.9    4
                             ----------------------------------------------
Total long-term debt             375.3  23      251.3   20      375.0   25
Other long-term liabilities       84.1   6       75.6    6       82.5    5
Shareholders' equity           1,102.2  71      920.5   74    1,085.7   70
                             ----------------------------------------------
                             $ 1,561.6 100%  $1,247.4  100%  $1,543.2  100%
                             ==============================================

Total long-term debt increased as a percentage of total capitalization compared to the year-ago quarter, primarily due to issuance of the Medium-Term Notes. Shareholders' equity increased $16.5 million since December 31, 1994, and $181.7 million over the 1994 first quarter primarily as a result of the Company's profitable operating results and exercises of employee stock options, partially offset by treasury stock purchases and dividends declared to common and preference shareholders.

                        PART II -- OTHER INFORMATION
                        ----------------------------

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

         (a) Exhibits
             --------

             11.0  Computation of Income per Common and Common Equivalent Share
             27.0  Financial Data Schedule (EDGAR filing only)

         (b) Reports on Form 8-K
             -------------------

             Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended March 31, 1995:

                                                        Financial
              Date of Report      Items Reported    Statements Filed
             ----------------     --------------    ----------------
             January  4, 1995          5, 7               None
             February 7, 1995          5, 7               None
             March   21, 1995          7                  None

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MATTEL, INC.
                                                  ------------
                                                  Registrant



Date:  As of May 11, 1995                         By: /s/ GARY P. ROLFES
       ------------------                             -------------------------
                                                      Gary P. Rolfes
                                                      Senior Vice President and
                                                      Controller