Form 10-Q
period 1995-06-30
MATTEL INC /DE/
filed 1995-08-08
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarterly period ended June 30, 1995
                                                     -------------

                                           OR

                 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934



                          Commission file number   001-05647
                          ----------------------------------


                                     MATTEL, INC.
                                     ------------
                  (Exact name of registrant as specified in its charter)



Delaware                                                            95-1567322
------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


333 Continental Boulevard, El Segundo, California                   90245-5012
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


(Registrant's telephone number, including area code)            (310) 252-2000
                                                                --------------

(Former name, former address and former fiscal year,                      None
  if changed since last report)                                 --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]   No [_]


Number of shares outstanding of registrant's common stock as of August 4, 1995:
                Common Stock - $1 par value -- 221,621,182 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 June  30,      June  30,        Dec. 31,
(In thousands)                                     1995           1994             1994
--------------                                  -----------    -----------     -----------

ASSETS
Current Assets
  Cash                                          $    73,082    $    97,702     $   239,100
  Marketable securities                              14,624         19,488          20,581
  Accounts receivable, net                          920,522        879,276         762,024
  Inventories                                       453,902        323,364         339,143
  Prepaid expenses and other current assets         201,931        150,318         182,675
                                                -----------    -----------     -----------
    Total current assets                          1,664,061      1,470,148       1,543,523
                                                -----------    -----------     -----------
Property, Plant and Equipment
  Land                                               24,463         16,491          22,577
  Buildings                                         198,091        163,190         172,310
  Machinery and equipment                           316,612        266,262         289,796
  Capitalized leases                                 24,271         38,209          38,468
  Leasehold improvements                             52,319         44,601          46,512
                                                -----------    -----------     -----------
                                                    615,756        528,753         569,663

  Less: accumulated depreciation                    260,286        242,236         248,666
                                                -----------    -----------     -----------
                                                    355,470        286,517         320,997

  Tools, dies and molds, net                        108,265         90,890          94,924
                                                -----------    -----------     -----------
    Property, plant and equipment, net              463,735        377,407         415,921
                                                -----------    -----------     -----------
Other Noncurrent Assets
  Intangible assets, net                            430,607        345,961         432,232
  Sundry assets                                      74,455         68,204          67,350
                                                -----------    -----------     -----------
                                                $ 2,632,858    $ 2,261,720     $ 2,459,026
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

                                            2

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 June  30,      June  30,        Dec. 31,
(In thousands, except share data)                  1995           1994             1994
---------------------------------               -----------    -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable                                 $   196,992   $   342,326      $         -
  Current portion of long-term liabilities            2,612         3,301            3,095
  Accounts payable                                  212,343       178,844          295,246
  Accrued liabilities                               296,222       295,677          453,146
  Income taxes payable                              166,708       109,462          164,394
                                                -----------   -----------      -----------
    Total current liabilities                       874,877       929,610          915,881
                                                -----------   -----------      -----------
Long-Term Liabilities
  6-7/8% Senior notes due 1997                       99,676        99,536           99,604
  6-3/4% Senior notes due 2000                      100,000       100,000          100,000
  Medium-Term notes                                 250,000             -          110,500
  Mortgage note                                      44,798        45,000           45,000
  Other                                             104,277        94,413          102,351
                                                -----------   -----------      -----------
    Total long-term liabilities                     598,751       338,949          457,455
                                                -----------   -----------      -----------
Shareholders' Equity
  Preference stock                                        9             9                9
  Common stock $1.00 par value, 300.0 million
    shares authorized; 223.3 million shares,
    223.0 million shares and 223.3 million
    shares issued, respectively (a)                 223,254       178,367          223,264
  Additional paid-in capital                        234,026       281,390          234,913
  Treasury stock at cost; 2.1 million shares,
    0.5 million shares and 2.4 million shares,
    respectively (a)                                (46,656)       (7,636)         (53,812)
  Retained earnings (b)                             803,050       589,402          737,528
  ESOP note receivable                                    -        (1,040)               -
  Deferred compensation                                   -       (12,555)               -
  Currency translation adjustments (b)              (54,453)      (34,776)         (56,212)
                                                -----------   -----------      -----------
    Total shareholders' equity                    1,159,230       993,161        1,085,690
                                                -----------   -----------      -----------
                                                $ 2,632,858   $ 2,261,720      $ 2,459,026
                                                ===========   ===========      ===========

(a) Share data for June 1994 have been restated for the effect of the five-for-four stock split distributed in January 1995.
(b) Since December 26, 1987.

See accompanying notes to consolidated financial information.

                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                                                         For the                  For the
                                                    Three Months Ended        Six Months Ended
                                                  ----------------------   ----------------------
                                                   June  30,   June  30,    June  30,   June  30,
(In thousands, except per share amounts)             1995        1994         1995        1994
----------------------------------------          ----------  ----------   ----------  ----------
Net Sales                                         $  763,474  $  650,263   $1,307,044  $1,137,534
Cost of sales                                        396,785     335,758      681,330     584,925
                                                  ----------  ----------   ----------  ----------
Gross Profit                                         366,689     314,505      625,714     552,609

Advertising and promotion expenses                   106,718      94,010      185,318     165,640
Other selling and administrative expenses            141,498     118,608      273,416     235,405
Interest expense                                      17,993      11,490       29,070      19,613
Other (income) expense, net                             (730)      1,315       (4,144)      4,600
                                                  ----------  ----------   ----------  ----------
Income Before Income Taxes                           101,210      89,082      142,054     127,351
Provision for income taxes                            33,714      32,000       47,600      46,200
                                                  ----------  ----------   ----------  ----------
Net Income                                            67,496      57,082       94,454      81,151
Preference stock dividend requirements                 1,099       1,223        2,198       2,446
                                                  ----------  ----------   ----------  ----------
Net Income Applicable to Common Shares            $   66,397  $   55,859   $   92,256  $   78,705
                                                  ==========  ==========   ==========  ==========

Primary Income Per Common And Common
  Equivalent Share
------------------------------------

   Net income                                     $     0.30  $     0.25   $     0.41  $     0.35
                                                  ==========  ==========   ==========  ==========
   Average number of common and common
    equivalent shares                                224,553     224,723      224,220     222,418
                                                  ==========  ==========   ==========  ==========

Dividends Declared per Common Share               $     0.06  $     0.05   $     0.12  $     0.10
                                                  ==========  ==========   ==========  ==========

See accompanying notes to consolidated financial information.


                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the
                                                                              Six Months Ended
                                                                          -----------------------
                                                                           June  30,    June  30,
(In thousands)                                                               1995         1994
--------------                                                            ----------   ----------
Cash Flows From Operating Activities:
-------------------------------------
  Net income                                                              $   94,454   $   81,151
    Adjustments to reconcile net income to net cash flows
    from operating activities:
     Depreciation and amortization                                            63,669       50,534
     Provision for deferred compensation                                       4,599        2,511
     (Increase) in accounts receivable                                      (154,753)    (244,368)
     (Increase) in inventories                                              (113,072)     (68,080)
     (Increase) in prepaid expenses and other current assets                 (19,859)      (2,492)
     (Decrease) in accounts payable, accrued liabilities and
       income taxes payable                                                 (234,044)    (110,943)
     Other, net                                                              (12,700)       2,652
                                                                          ----------   ----------
  Net cash flows used for operating activities                              (371,706)    (289,035)
                                                                          ----------   ----------
Cash Flows From Investing Activities:
-------------------------------------
  Purchases of tools, dies and molds                                         (47,490)     (37,447)
  Purchases of other property, plant and equipment                           (62,030)     (27,161)
  Purchases of marketable securities                                         (16,355)     (17,981)
  Proceeds from sales of other property, plant and equipment                   4,824        6,495
  Proceeds from sales of marketable securities                                21,497       16,547
  Investment in acquired business                                                  -     (282,363)
  Contingent consideration - Kransco acquisition                              (8,625)           -
  Other, net                                                                   1,449         (802)
                                                                          ----------   ----------
  Net cash flows used for investing activities                              (106,730)    (342,712)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
-------------------------------------
  Notes payable                                                              195,064      342,547
  Issuance of Medium-Term notes                                              139,500            -
  Redemption of Fisher-Price term loan                                             -     (120,629)
  Long-term foreign borrowing                                                   (842)      (4,968)
  Collection of ESOP note receivable                                               -        2,460
  Payment of ESOP notes payable                                                    -       (2,460)
  Tax benefit of employee stock options exercised                              3,816       21,596
  Exercise of stock options                                                   10,769       29,930
  Purchase of treasury stock                                                 (12,925)     (21,671)
  Dividends paid on common stock                                             (24,056)     (18,771)
  Dividends paid on preference stock                                          (2,198)      (2,446)
  Payment for tendered Fisher-Price warrants                                       -       (4,891)
  Other, net                                                                     535         (746)
                                                                          ----------   ----------
  Net cash flows from financing activities                                   309,663      219,951

Effect of Exchange Rate Changes on Cash                                        2,755        3,385
                                                                          ----------   ----------
(Decrease) in Cash                                                          (166,018)    (408,411)
Cash at Beginning of Period                                                  239,100      506,113
                                                                          ----------   ----------
Cash at End of Period                                                     $   73,082   $   97,702
                                                                          ==========   ==========

See accompanying notes to consolidated financial information.

                       MATTEL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                -------------------------------------------


1. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position and interim results as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform with the current year presentation. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

    The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 1994 Annual Report to Shareholders.


2. Accounts receivable are shown net of allowances for doubtful accounts of $15.1 million (June 30, 1995), $23.7 million (June 30, 1994) and
    $16.1 million (December 31, 1994).


3.  Inventories are comprised of the following:


                                     June  30,      June  30,       Dec. 31,
(In thousands)                         1995           1994            1994
--------------                       ---------      ---------      ---------
Raw materials and work in progress   $  86,838      $  70,307      $  50,334
Finished goods                         367,064        253,057        288,809
                                     ---------      ---------      ---------
                                     $ 453,902      $ 323,364      $ 339,143
                                     =========      =========      =========


4. Net cash flows from operating activities include cash payments for the following:

                                            For the Six Months Ended
                                           --------------------------
                                            June  30,       June  30,
(In thousands)                                1995            1994
--------------                             -----------    -----------
Interest                                   $    28,789    $    17,117
Income taxes                                    47,026         28,164


5. In April, May and June 1995, the Company issued an aggregate of $139.5 million principal amount of fixed rate notes under its Medium-Term Note program. The notes mature on various dates from June 1998 to May 2007 and bear interest at rates ranging from 5.93% to 7.65%. The proceeds of these issuances will be used for general corporate purposes.

6. In the current quarter, the Board of Directors declared cash dividends of $0.06 per common share, compared to $0.05 per common share in the second quarter of 1994. Additionally, cash dividends of $1.2717 per Series F convertible preference share were declared, which includes participating common dividends of $0.06 per share.


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

Core brands which historically have provided the Company with relatively stable growth include BARBIE doll products; FISHER-PRICE toys and juvenile products including the Power Wheels line of battery-powered, ride-on vehicles; Disney-licensed toys; HOT WHEELS vehicles and playsets; large dolls; preschool toys including SEE 'N SAY toys; the UNO and SKIP-BO card games; and the SCRABBLE game, which the Company owns in markets outside of The United States and Canada.


                           RESULTS OF OPERATIONS
                           ---------------------


The Company's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods. Following is a percentage analysis of operating results:

                                                  For the                   For the
                                             Three Months Ended         Six Months Ended
                                          ------------------------  ------------------------
                                           June  30,    June  30,    June  30,    June  30,
                                             1995         1994         1995         1994
                                          -----------  -----------  -----------  -----------
Net sales                                        100%         100%         100%         100%
                                          ===========  ===========  ===========  ===========
Gross profit                                      48%          48%          48%          49%
Advertising and promotion expenses                14           14           14           15
Other selling and administrative expenses         18           18           21           21
                                          -----------  -----------  -----------  -----------
Operating profit                                  16           16           13           13
Interest expense                                   3            2            2            2
                                          -----------  -----------  -----------  -----------
Income before income taxes                        13%          14%          11%          11%
                                          ===========  ===========  ===========  ===========

SECOND QUARTER
--------------

Net sales in the second quarter of 1995 increased $113.2 million or 17% over the 1994 second quarter. The current quarter's performance reflects the continuing strong demand for the Company's core products such as BARBIE doll products; FISHER-PRICE toys and juvenile products, including the Power Wheels line; and Disney-licensed toys introduced in connection with the release of the "Pocahontas" motion picture.

Worldwide sales of core products represented 85% of the Company's second quarter gross revenues compared to 83% in the second quarter of 1994.
Sales to customers within the United States increased 18% and accounted for 61% of consolidated sales, consistent with the year-ago quarter. Sales to customers outside the United States increased 16%, including a net $20.6 million favorable effect from the generally weaker U.S. dollar relative to the year-ago quarter. At comparable foreign currency exchange rates, sales internationally grew 9%.

Gross profit as a percentage of net sales remained virtually constant at 48%, as compared to the year-ago quarter. The slight decrease reflects increased raw material prices, virtually offset by higher sales volumes and reduced duties as a result of changes in the General Agreement on Tariffs and Trade.

Advertising and promotion expenses decreased slightly as a percentage of net sales; however, spending increased $12.7 million in support of the increased sales volume. As a percentage of net sales, other selling and administrative expenses remained virtually constant at 18%; however, spending increased $22.9 million reflecting growth in the Company's direct marketing programs and new product lines, as well as expansion into new markets. Other income, net, increased $2.0 million principally as a result of foreign currency transaction gains, and a gain associated with a Mexican insurance claim, partially offset by an increase in goodwill amortization arising from the 1994 acquisitions of Kransco and J.W. Spear.

Interest expense increased 57% compared to the second quarter of 1994. The increase reflects higher average levels of domestic seasonal borrowings and higher interest rates.


SIX MONTHS
----------
Net sales in the first half of 1995 increased $169.5 million or 15% over 1994, reflecting continued worldwide demand for the Company's core products. Worldwide core product sales accounted for 85% of total sales compared to 83% during 1994, largely due to the increased sales of FISHER-PRICE toys and juvenile products, including the Power Wheels line; and BARBIE doll products. Sales to customers within the United States increased 16% and accounted for 61% of consolidated sales compared to 60% in 1994. Sales to customers outside the United States increased 12%, including a net $35.9 million favorable effect from the generally weaker U.S. dollar relative to the year-ago period. At comparable foreign currency exchange rates, sales internationally grew 4%.

Gross profit, as a percentage of net sales, decreased one percentage point to 48% over the first half of 1994, primarily due to increased raw material prices.

Advertising and promotion expenses decreased slightly as a percentage of net sales. However, spending increased $19.7 million in support of growth in sales volume. In both 1995 and 1994, other selling and administrative expenses were 21% of net sales. The $38.0 million increase for 1995 mainly reflects expenditures for new product development and the Company's expansion into new markets. Other income, net, increased $8.7 million as a result of a gain associated with a Mexican insurance claim, and foreign currency transaction gains, partially offset by an increase in goodwill amortization arising from the Kransco and J.W. Spear acquisitions in 1994.

Interest expense increased $9.5 million or 48% from 1994 levels, which reflects higher average levels of domestic seasonal borrowings at higher interest rates.


                            FINANCIAL CONDITION
                            -------------------

The Company's financial position remained strong during the first half of 1995 as a result of its profitable operating results. Cash balances, including marketable securities, as of June 30, 1995 were $172.0 million lower than year end, mainly due to funding of seasonal working capital needs.

Accounts receivable increased $158.5 million since year end, primarily due to current year sales volume and seasonal customer payment patterns. The $41.2 million increase in accounts receivable over the year-ago quarter reflects increased sales volume during the current year. Inventory balances increased $114.8 million since year end and $130.5 million over the 1994 quarter end, primarily as a result of the Company's production in support of future sales volumes.

Other noncurrent assets increased $90.9 million over the year ago quarter, primarily as a result of goodwill of $103.0 million generated from the July 1994 acquisition of J.W. Spear, partially reduced by the amortization of intangible assets.

Short-term borrowings decreased $145.3 million compared to the 1994 quarter end primarily due to the issuance of Medium-Term notes. Short-term borrowings increased $197.0 million since year end in order to fund the Company's seasonal working capital requirements. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuance of commercial paper, and use of the Company's various short-term bank lines of credit.

Details of the Company's capitalization are as follows:


(In millions)                June  30, 1995  June  30, 1994  Dec.  31, 1994
-------------                ----------------------------------------------
6-7/8% Senior notes          $   99.7    6%  $   99.5    7%  $   99.6    7%
6-3/4% Senior notes             100.0    6      100.0    8      100.0    7
Medium-Term notes               250.0   14          -    -      110.5    7
Other long-term debt
  obligations                    63.9    3       59.2    4       64.9    4
                            -----------------------------------------------
Total long-term debt            513.6   29      258.7   19      375.0   25
Other long-term liabilities      85.2    5       80.2    6       82.5    5
Shareholders' equity          1,159.2   66      993.2   75    1,085.7   70
                             ----------------------------------------------
                             $1,758.0  100%  $1,332.1  100%  $1,543.2  100%
                             ==============================================

Total long-term debt increased as a percentage of total capitalization compared to the year-ago quarter, primarily due to issuance of Medium-Term notes. Shareholders' equity increased $73.5 million since December 31, 1994 and $166.0 million over the 1994 second quarter principally as a result of the Company's profitable operating results and exercises of employee stock options, partially offset by treasury stock purchases and dividends declared to common and preference shareholders.

                       PART II -- OTHER INFORMATION
                       ----------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Annual Meeting of Shareholders of Mattel, Inc. was held on May 10, 1995, for the purpose of electing directors, approving an amendment to the Mattel 1990 Stock Option Plan and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of management's nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:

                               Shares Voted       Votes
                                  "FOR"         Withheld
                              -------------    ----------
     John W. Amerman            191,268,928    32,137,977
     Jill E. Barad              191,306,567    32,137,977
     Dr. Harold Brown           191,295,682    32,137,977
     James A. Eskridge          191,179,989    32,137,977
     Tully M. Friedman          170,774,115    32,137,977
     Ronald M. Loeb             191,229,588    32,137,977
     Edward H. Malone           191,232,436    32,137,977
     Edward N. Ney              191,312,621    32,137,977
     William D. Rollnick        191,378,867    32,137,977
     John L. Vogelstein         191,365,896    32,137,977
     Lindsey F. Williams        191,256,334    32,137,977


The amendment to the Mattel 1990 Stock Option Plan was approved by the following vote:

     Shares Voted   Shares Voted      Shares        Broker
        "FOR"        "AGAINST"     "ABSTAINING"   "NON-VOTE"
     ------------   ------------   ------------   ----------
      137,426,164     48,007,286      4,271,200            1


The proposal to appoint Price Waterhouse LLP as independent accountants for the Company for the year ending December 31, 1995 was ratified by the following vote:

     Shares Voted   Shares Voted      Shares        Broker
        "FOR"        "AGAINST"     "ABSTAINING"   "NON-VOTE"
     ------------   ------------   ------------   ----------
      189,211,973        237,841        254,837            1

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits
          --------

          10.0 Amendment to Mattel 1990 Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 22, 1995)

          10.1  Second Amendment to the Mattel, Inc. Personal Investment Plan

          10.2  Third Amendment to the Mattel, Inc. Personal Investment Plan

          11.0  Computation of Income per Common and Common Equivalent Share

          27.0  Financial Data Schedule (EDGAR filing only)

     (b)  Reports on Form 8-K
          -------------------


          Mattel, Inc. filed the following Current Report on Form 8-K during the quarterly period ended June 30, 1995:

                                                      Financial
             Date of Report     Items Reported    Statements Filed
             --------------     --------------    ----------------
             April 18, 1995          5, 7               None

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MATTEL, INC.
                                                  ------------
                                                  Registrant



Date:  As of August 8, 1995                       By: /s/ Gary P. Rolfes
       --------------------                           ------------------
                                                      Gary P. Rolfes
                                                      Senior Vice President &
                                                      Controller