Form 10-Q
period 1995-09-30
MATTEL INC /DE/
filed 1995-11-01
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended September 30, 1995
                                                  ------------------

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


Yes [X]   No [_]


           Number of shares outstanding of registrant's common stock
                            as of October 27, 1995:

                Common Stock - $1 par value -- 220,848,875 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 Sept. 30,      Sept. 30,        Dec. 31,
(In thousands)                                     1995           1994             1994
--------------                                  -----------    -----------     -----------

ASSETS
Current Assets
  Cash                                          $    84,221    $    86,225     $   239,100
  Marketable securities                              16,596         20,417          20,581
  Accounts receivable, net                        1,313,760      1,251,738         762,024
  Inventories                                       463,037        360,741         339,143
  Prepaid expenses and other current assets         201,380        159,235         182,675
                                                -----------    -----------     -----------
    Total current assets                          2,078,994      1,878,356       1,543,523
                                                -----------    -----------     -----------
Property, Plant and Equipment
  Land                                               25,997         20,843          22,577
  Buildings                                         192,293        170,479         172,310
  Machinery and equipment                           348,943        281,675         289,796
  Capitalized leases                                 24,271         38,209          38,468
  Leasehold improvements                             50,978         44,287          46,512
                                                -----------    -----------     -----------
                                                    642,482        555,493         569,663

  Less: accumulated depreciation                    269,936        246,037         248,666
                                                -----------    -----------     -----------
                                                    372,546        309,456         320,997

  Tools, dies and molds, net                        114,030         89,434          94,924
                                                -----------    -----------     -----------
    Property, plant and equipment, net              486,576        398,890         415,921
                                                -----------    -----------     -----------
Other Noncurrent Assets
  Intangible assets, net                            424,654        437,411         432,232
  Sundry assets                                      72,260         70,973          67,350
                                                -----------    -----------     -----------
                                                $ 3,062,484    $ 2,785,630     $ 2,459,026
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

                                            2

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 Sept. 30,      Sept. 30,        Dec. 31,
(In thousands, except share data)                  1995           1994             1994
---------------------------------               -----------    -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable                                 $   243,390   $   477,567      $         -
  Current portion of long-term liabilities           31,939         2,700            3,095
  Accounts payable                                  233,863       220,250          295,246
  Accrued liabilities                               470,058       444,514          453,146
  Income taxes payable                              229,752       163,959          164,394
                                                -----------   -----------      -----------
    Total current liabilities                     1,209,002     1,308,990          915,881
                                                -----------   -----------      -----------
Long-Term Liabilities
  6-7/8% Senior notes due 1997                       99,713        99,569           99,604
  6-3/4% Senior notes due 2000                      100,000       100,000          100,000
  Medium-Term notes                                 220,000             -          110,500
  Mortgage note                                      44,693        45,000           45,000
  Other                                             105,746       102,077          102,351
                                                -----------   -----------      -----------
    Total long-term liabilities                     570,152       346,646          457,455
                                                -----------   -----------      -----------
Shareholders' Equity
  Preference stock                                        9             9                9
  Common stock $1.00 par value, 300.0 million
    shares authorized; 223.3 million shares,
    223.3 million shares and 223.3 million
    shares issued, respectively (a)                 223,254       178,611          223,264
  Additional paid-in capital                        233,750       283,156          234,913
  Treasury stock at cost; 2.1 million shares,
    0.2 million shares and 2.4 million shares,
    respectively (a)                                (53,489)       (4,114)         (53,812)
  Retained earnings (b)                             939,992       709,359          737,528
  Deferred compensation                                   -       (12,079)               -
  Currency translation adjustments (b)              (60,186)      (24,948)         (56,212)
                                                -----------   -----------      -----------
    Total shareholders' equity                    1,283,330     1,129,994        1,085,690
                                                -----------   -----------      -----------
                                                $ 3,062,484   $ 2,785,630      $ 2,459,026
                                                ===========   ===========      ===========

(a) Share data for September 1994 have been restated for the effects of the five-for-four stock split distributed in January 1995.
(b) Since December 26, 1987.

See accompanying notes to consolidated financial information.

                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                                                         For the                  For the
                                                    Three Months Ended        Nine Months Ended
                                                  ----------------------   ----------------------
                                                   Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
(In thousands, except per share amounts)             1995        1994         1995        1994
----------------------------------------          ----------  ----------   ----------  ----------
Net Sales                                         $1,176,484  $1,037,082   $2,483,528  $2,174,616
Cost of sales                                        593,535     508,122    1,274,865   1,093,047
                                                  ----------  ----------   ----------  ----------
Gross Profit                                         582,949     528,960    1,208,663   1,081,569

Advertising and promotion expenses                   182,355     161,298      367,673     326,938
Other selling and administrative expenses            159,359     140,601      432,775     376,006
Interest expense                                      22,734      18,274       51,804      37,887
Other (income) expense, net                           (9,025)      5,967      (13,169)     10,567
                                                  ----------  ----------   ----------  ----------
Income Before Income Taxes                           227,526     202,820      369,580     330,171
Provision for income taxes                            76,200      71,000      123,800     117,200
                                                  ----------  ----------   ----------  ----------
Net Income                                           151,326     131,820      245,780     212,971
Preference stock dividend requirements                 1,099       1,152        3,297       3,598
                                                  ----------  ----------   ----------  ----------
Net Income Applicable to Common Shares            $  150,227  $  130,668   $  242,483  $  209,373
                                                  ==========  ==========   ==========  ==========

Primary Income Per Common And Common
  Equivalent Share
------------------------------------

   Net income                                     $     0.67  $     0.58   $     1.08  $     0.94
                                                  ==========  ==========   ==========  ==========
   Average number of common and common
    equivalent shares                                225,523     225,930      224,771     223,666
                                                  ==========  ==========   ==========  ==========

Dividends Declared per Common Share               $     0.06  $     0.05   $     0.18  $     0.14
                                                  ==========  ==========   ==========  ==========

See accompanying notes to consolidated financial information.


                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the
                                                                             Nine Months Ended
                                                                          -----------------------
                                                                           Sept. 30,    Sept. 30,
(In thousands)                                                               1995         1994
--------------                                                            ----------   ----------
Cash Flows From Operating Activities:
-------------------------------------
  Net income                                                              $  245,780   $  212,971
    Adjustments to reconcile net income to net cash flows
    from operating activities:
     Depreciation and amortization                                            93,290       82,933
     Gain on sale of business                                                 (9,142)           -
     Provision for deferred compensation                                       6,918        2,543
     (Increase) in accounts receivable                                      (557,433)    (599,392)
     (Increase) in inventories                                              (123,383)     (90,362)
     (Increase) in prepaid expenses and other current assets                 (20,825)      (9,866)
     Increase in accounts payable, accrued liabilities and
       income taxes payable                                                   13,637      100,491
     Other, net                                                               (8,491)        (951)
                                                                          ----------   ----------
  Net cash flows used for operating activities                              (359,649)    (301,633)
                                                                          ----------   ----------
Cash Flows From Investing Activities:
-------------------------------------
  Purchases of tools, dies and molds                                         (69,893)     (51,718)
  Purchases of other property, plant and equipment                           (83,478)     (50,708)
  Purchases of marketable securities                                         (28,014)     (20,591)
  Proceeds from sales of marketable securities                                31,588       18,270
  Proceeds from sale of business                                              21,129            -
  Proceeds from sales of other property, plant and equipment                   3,179        7,897
  Investments in acquired businesses                                               -     (367,321)
  Contingent consideration - Kransco acquisition                              (8,625)           -
  Other, net                                                                     730       (1,053)
                                                                          ----------   ----------
  Net cash flows used for investing activities                              (133,384)    (465,224)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
-------------------------------------
  Notes payable                                                              245,258      470,855
  Issuance of Medium-Term notes                                              139,500            -
  Redemption of Fisher-Price term loan                                             -     (120,629)
  Long-term foreign borrowing                                                   (923)      (5,110)
  Collection of ESOP note receivable                                               -        3,500
  Payment of ESOP notes payable                                                    -       (3,500)
  Tax benefit of employee stock options exercised                              7,713       25,538
  Exercise of stock options                                                   24,521       36,542
  Purchase of treasury stock                                                 (40,002)     (26,249)
  Dividends paid on common stock                                             (37,336)     (29,441)
  Dividends paid on preference stock                                          (3,297)      (3,598)
  Payment for tendered Fisher-Price warrants                                       -       (4,891)
  Other, net                                                                    (216)        (574)
                                                                          ----------   ----------
  Net cash flows from financing activities                                   335,218      342,443

Effect of Exchange Rate Changes on Cash                                        2,936        4,526
                                                                          ----------   ----------
(Decrease) in Cash                                                          (154,879)    (419,888)
Cash at Beginning of Period                                                  239,100      506,113
                                                                          ----------   ----------
Cash at End of Period                                                     $   84,221   $   86,225
                                                                          ==========   ==========

See accompanying notes to consolidated financial information.

                       MATTEL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                -------------------------------------------


1. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position and interim results as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform with the current period's presentation. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

    The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 1994 Annual Report to Shareholders.


2. Accounts receivable are shown net of allowances for doubtful accounts of $14.8 million (September 30, 1995), $22.7 million (September 30,
    1994) and $16.1 million (December 31, 1994). In addition, the Company has reduced its accounts receivable by $24.0 million (September 30, 1995), $13.8 million (September 30, 1994), and $17.2 million (December 31, 1994) to reflect the write-down of certain uncollectible receivables to their net realizable value.


3.  Inventories are comprised of the following:


                                     Sept. 30,      Sept. 30,       Dec. 31,
(In thousands)                         1995           1994            1994
--------------                       ---------      ---------      ---------
Raw materials and work in progress   $  72,748      $  71,017      $  50,334
Finished goods                         390,289        289,724        288,809
                                     ---------      ---------      ---------
                                     $ 463,037      $ 360,741      $ 339,143
                                     =========      =========      =========


4. Net cash flows from operating activities include cash payments for the following:

                                            For the Nine Months Ended
                                           --------------------------
                                            Sept. 30,       Sept. 30,
(In thousands)                                1995            1994
--------------                             -----------    -----------
Interest                                   $    43,187    $    32,427
Income taxes                                    54,807         36,995

                                 6


5. In April, May and June 1995, the Company issued an aggregate of $139.5 million principal amount of fixed rate notes under its Medium-Term Note program. The notes mature on various dates from June 1998 to May 2007 and bear interest at rates ranging from 5.93% to 7.65%. The proceeds of these issuances will be used for general corporate purposes.


6. In the current quarter, the Board of Directors declared cash dividends of $0.06 per common share, compared to $0.05 per common share in the third quarter of 1994. Additionally, cash dividends of $1.2717 per Series F Convertible Preference Stock were declared, which includes participating common dividends of $0.06 per share.


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


8. In connection with the IGI merger in February 1992, 864.3 thousand shares of $0.01 par value preference stock were designated as 12.5% Convertible Preference Stock, Series F, and issued to the IGI Employee Stock Ownership Plan ("ESOP"). On October 20 1995, the Company purchased all shares of its preference stock from the IGI ESOP for $73.9 million.

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

Core brands have historically provided the Company with relatively stable growth. The Company's four principal core brands are BARBIE fashion dolls and doll clothing and accessories; FISHER-PRICE toys and juvenile products, including the Power Wheels line of battery-powered, ride-on vehicles; the Company's Disney-licensed toys; and die-cast HOT WHEELS vehicles and playsets, each of which has broad worldwide appeal. Additional core product lines consist of large dolls; preschool toys, including SEE 'N SAY talking toys; the UNO and SKIP-BO card games; and the SCRABBLE game, which the Company owns in markets outside of the United States and Canada.


                           RESULTS OF OPERATIONS
                           ---------------------


The Company's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods. Following is a percentage analysis of operating results:

                                                  For the                   For the
                                             Three Months Ended        Nine Months Ended
                                          ------------------------  ------------------------
                                           Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                             1995         1994         1995         1994
                                          -----------  -----------  -----------  -----------
Net sales                                        100%         100%         100%         100%
                                          ===========  ===========  ===========  ===========
Gross profit                                      50%          51%          49%          50%
Advertising and promotion expenses                16           16           15           15
Other selling and administrative expenses         13           14           17           18
                                          -----------  -----------  -----------  -----------
Operating profit                                  21           21           17           17
Interest expense                                   2            1            2            2
                                          -----------  -----------  -----------  -----------
Income before income taxes                        19%          20%          15%          15%
                                          ===========  ===========  ===========  ===========

THIRD QUARTER
-------------

Net sales in the third quarter of 1995 increased $139.4 million or 13% over the 1994 third quarter. The current quarter's performance reflects the continuing strong demand for the Company's core products such as BARBIE doll products; FISHER-PRICE toys and juvenile products, including the Power Wheels line; the UNO and SKIP-BO card games; and the SCRABBLE game, as well as Disney-licensed toys introduced in connection with the release of the "Pocahontas" motion picture.

Worldwide sales of core products represented 85% of the Company's third quarter gross revenues, compared to 84% in 1994. Sales to customers within the United States increased 15% and accounted for 62% of consolidated sales for the third quarter of 1995 compared to 60% in the third quarter of 1994. Sales to customers outside the United States increased 10%, including a net $2.1 million favorable effect of the generally weaker U.S. dollar relative to the year-ago quarter. At comparable foreign currency exchange rates, sales internationally also grew 10%.

Gross profit as a percentage of net sales decreased one percentage point to 50%, primarily due to increased raw material prices and other product costs.

Advertising and promotion expenses remained virtually constant as a percentage of net sales; however, spending increased $21.1 million in support of increased sales volume. Other selling and administrative expenses increased $18.8 million due to higher design and development expenses in support of new product lines, as well as an increase in bad debt expense, including direct write-offs of uncollectible accounts of financially troubled customers. Other income, net, increased $15.0 million principally due to the gain recognized on the sale of the non-toy business and trademark rights related to Corgi, and foreign currency transaction gains.

Interest expense increased 24% compared to the third quarter of 1994. The increase reflects higher average levels of domestic borrowings and higher interest rates.


NINE MONTHS
-----------

Net sales increased $308.9 million or 14% over 1994, reflecting continued worldwide demand for the Company's core products. Worldwide core product sales accounted for 85% of total sales compared to 84% during 1994, largely due to increased sales of BARBIE doll products; FISHER-PRICE toys and juvenile products, including the Power Wheels line; and Disney-licensed toys introduced in connection with the release of the "Pocahontas" motion picture. Sales to customers within the United States increased 16% and accounted for 61% of consolidated sales compared to 60% in 1994. Sales to customers outside the United States increased 11%, including a net $38.0 million favorable effect from the generally weaker U.S. dollar relative to the year-ago period. At comparable foreign currency exchange rates, sales internationally grew 7%.

Gross profit, as a percentage of net sales, decreased one percentage point to 49% compared to the same period for 1994, primarily due to increased raw material prices and other product costs.

Advertising and promotion expenses, as a percentage of net sales, remained virtually constant at 15%. However, spending increased $40.7 million in support of the growth in sales volume. Other selling and administrative expenses increased $56.8 million mainly due to expenditures for new product development, and an increase in bad debt expense, including direct write-offs of uncollectible accounts of financially troubled customers. Other income, net, increased $23.7 million as a result of the gain recognized on the sale of the non-toy business and trademark rights related to Corgi, a gain associated with a Mexican insurance claim, and foreign currency transaction gains, partially offset by an increase in goodwill amortization arising from the Kransco and J.W. Spear acquisitions in 1994.

Interest expense increased $13.9 million or 37% from 1994, which reflects higher average levels of domestic borrowings at higher interest rates.


                            FINANCIAL CONDITION
                            -------------------

The Company's financial position remained strong as of September 30, 1995 as a result of profitable operating results. Cash balances, including marketable securities, as of September 30, 1995 were $158.9 million lower than year end mainly due to funding of seasonal working capital needs.

Accounts receivable increased $551.7 million since year end, primarily due to current year sales volume and the seasonal customer payment terms. The $62.0 million increase in accounts receivable over the year-ago quarter, reflects increased sales volume, partially offset by the sale of certain trade receivables. Inventory balances increased $123.9 million since year end and $102.3 million over the 1994 quarter end, primarily due to a continuing trend toward just-in-time ordering by retailers, and level loading of the Company's factories in order to maximize production efficiency.

Short-term bank borrowing decreased $234.2 million compared to the 1994 quarter end primarily due to the issuance of Medium-Term notes. Short-term borrowings increased $243.4 million since year end in order to fund the Company's seasonal working capital requirements. Seasonal financing needs are expected to be satisfied through internally generated cash, issuances of commercial paper and the sale of receivables under the domestic Revolving Credit Agreement, and use of the Company's various foreign short-term bank lines of credit.

Details of the Company's capitalization are as follows:


(In millions)                Sept. 30, 1995  Sept. 30, 1994  Dec.  31, 1994
-------------                ----------------------------------------------
6-7/8% Senior notes          $   99.7    5%  $   99.5    7%  $   99.6    7%
6-3/4% Senior notes             100.0    6      100.0    7      100.0    7
Medium-Term notes               220.0   12          -    -      110.5    7
Other long-term debt
  obligations                    63.6    3       59.0    4       64.9    4
                            -----------------------------------------------
Total long-term debt            483.3   26      258.5   18      375.0   25
Other long-term liabilities      86.9    5       88.1    6       82.5    5
Shareholders' equity          1,283.3   69    1,130.0   76    1,085.7   70
                             ----------------------------------------------
                             $1,853.5  100%  $1,476.6  100%  $1,543.2  100%
                             ==============================================

Total long-term debt increased as a percentage of total capitalization compared to the year-ago quarter, primarily due to the issuance of Medium-Term notes. Future long-term capital needs are expected to be satisfied through the retention of corporate earnings and the issuance of long-term debt instruments. Shareholders' equity increased $197.6 million since December 31, 1994 and $153.3 million over the 1994 third quarter principally as a result of the Company's profitable operating results and exercises of employee stock options, partially offset by treasury share purchases and dividends declared to common and preference shareholders.

                       PART II -- OTHER INFORMATION
                       ----------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits
          --------

          10.1 First Amendment to Second Amended and Restated Transfer and Administration Agreement dated as of March 10, 1995 among the Company, Mattel Sales Corp., Fisher-Price, Inc., the Banks named therein and NationsBank of Texas, N.A., as Agent

          10.2 Receivables Purchase Agreement dated as of August 29, 1995 among the Company, Mattel Sales Corp., Fisher-Price, Inc., and Bank of America N.T.S.A.

          10.3 Stock Purchase Agreement dated October 20, 1995 by and between Mattel, Inc. and Marine Midland Bank, as sub-trustee of the International Games, Inc. Employee Stock Ownership Trust

          10.4    Fourth Amendment to the Mattel, Inc. Personal Investment
                  Plan

          11.0    Computation of Income Per Common and Common Equivalent Share

          27.0    Financial Data Schedule (EDGAR filing only)


     (b)  Reports on Form 8-K
          -------------------


          Mattel, Inc. filed the following Current Report on Form 8-K during the quarterly period ended September 30, 1995:

                                                      Financial
             Date of Report     Items Reported    Statements Filed
             ---------------    --------------    ----------------
              July 18, 1995           5,7                  None
             August 11, 1995          5,7                  None
             August 29, 1995          5,7                  None

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MATTEL, INC.
                                                  ------------
                                                  Registrant



Date:  As of November 1, 1995                     By: /s/ Gary P. Rolfes
       ----------------------                         ---------------------
                                                      Gary P. Rolfes
                                                      Senior Vice President
                                                        and Controller