Form 10-K
period 1995-12-31
MATTEL INC /DE/
filed 1996-03-22
CIK 63276

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-K



(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995.

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.


Commission File Number  001-05647
---------------------------------


                                MATTEL, INC.
                                ------------
             (Exact name of registrant as specified in its charter)


             Delaware                                           95-1567322
----------------------------------                         -------------------
(State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                         Identification No.)



333 Continental Boulevard, El Segundo, California                   90245-5012
-------------------------------------------------                   ----------
(Address of principal executive offices)                            (Zip Code)


(Registrant's telephone number)                                 (310) 252-2000
                                                                --------------


          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                      on which registered
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 18, 1996 was $7,582,227,581.

Number of shares outstanding of registrant's common stock as of March 18, 1996:
                Common Stock - $1 par value -- 276,976,350 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Mattel, Inc. Annual Report to Shareholders for the year ended December 31, 1995 (Incorporated into Parts I, II and IV).

2. Portions of the Mattel, Inc. 1996 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year (Incorporated into Part III).

================================================================================

                                   PART I
                                   ------


ITEM 1.     BUSINESS
-------     --------

     Mattel is the leading worldwide designer, manufacturer and marketer of toys. The Company's four principal core brands are BARBIE fashion dolls and doll clothing and accessories; FISHER-PRICE toys and juvenile products, including the POWER WHEELS line of battery-powered, ride-on vehicles; the Company's Disney-licensed toys; and die cast HOT WHEELS vehicles and playsets, each of which has broad worldwide appeal. Additional core product lines consist of large dolls, including CABBAGE PATCH KIDS; preschool toys, including SEE 'N SAY talking toys; the UNO and SKIP-BO card games; and the SCRABBLE game, which the Company owns in markets outside of the United States and Canada. Revenues for 1995 of $3.6 billion were a record level for the Company.

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


COMPETITION AND INDUSTRY BACKGROUND
-----------------------------------

     Competition in the toy industry is based primarily on price, quality and play value. In recent years, the toy industry has experienced rapid consolidation driven, in part, by the desire of industry competitors to offer a range of products across a broader variety of categories. In the United States, the Company competes with several large toy companies, including Hasbro, Inc. and Tyco Toys, Inc., as well as a number of smaller toy companies. The larger toy companies have pursued a strategy of focusing on core product lines. Core product lines are those lines which are expected to be marketed for an extended period of time, and which historically have provided relatively consistent growth in sales and profitability. By focusing on core product lines, toy manufacturers have been able to reduce their reliance on new product introductions and the associated risk and volatility. The juvenile products market, in which Fisher-Price is one of the leading companies, is more fragmented. The more significant competitors in this area include: Gerry Baby Products Company; Century Products Company; Graco Children's Products, Inc.; Cosco, Inc.; and Evenflo Juvenile Furniture Company, Inc.

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


SEASONALITY
-----------

     Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December. Consequently, shipments of toy products to retailers are greater in the third and fourth quarters than in each of the first and second quarters combined. As the large toy retailers become more efficient in their control of inventory levels, this seasonality is increasing.

     In anticipation of this seasonal increase in retail sales, the Company significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of the year. In addition, the Company and others in the industry develop sales programs, including offering extended payment terms, to encourage retailers to purchase merchandise earlier in the year. These sales programs, coupled with seasonal shipping patterns, result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which contribute to a seasonal working capital financing requirement. See "Seasonal Financing."


PRODUCTS
--------

     The Company has achieved consistent sales and earnings growth by focusing on a number of core product lines supplemented by various new product introductions. The Company's four strongest core product lines are BARBIE fashion dolls and doll clothing and accessories; FISHER-PRICE toys and juvenile products, including the POWER WHEELS line of battery-powered, ride-on vehicles; the Company's Disney-licensed toys; and die-cast HOT WHEELS vehicles and playsets, each of which has broad worldwide appeal. Additional core product lines consist of large dolls, including CABBAGE PATCH KIDS; preschool toys, including SEE 'N SAY talking toys; the UNO and SKIP-BO games; and the SCRABBLE game, which the Company owns in markets outside of the United States and Canada. Core product lines are expected to be marketed for an extended period of time and historically have provided relatively consistent growth in sales and profitability. For the year ended December 31, 1995, core products accounted for approximately 87% of sales. In order to provide greater flexibility in the manufacture and delivery of products, and as part of a continuing effort to reduce manufacturing costs, the Company has concentrated production of most of its core products in Company-owned facilities and generally uses independent contractors for the production of non-core products.

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

     New product introductions in 1995 included BUTTERFLY PRINCESS BARBIE doll, STROLLIN' FUN BARBIE and KELLY dolls, Teacher BARBIE doll, BARBIE all occasion cards that come with a fashion, CABBAGE PATCH KIDS dolls, the addition of a series of fashion dolls based on the animated feature "Pocahontas" to the Company's Disney line, the addition of SMUD to the Company's Nickelodeon line, STREET SHARKS action figures and FISHER-PRICE outdoor play equipment.

     New product introductions in 1996 will include Olympic Gymnast BARBIE doll, Songbird BARBIE doll, SHOPPIN' FUN BARBIE and KELLY dolls, JEWEL HAIR MERMAID BARBIE doll, TWIRLING BALLERINA BARBIE doll, BARBIE DREAM HOUSE, a Victorian-style fold-up house, the addition of a series of fashion dolls and action figures based on the animated feature "Hunchback of Notre Dame" to the Company's Disney line, COMPUTER CARS computer disks to the HOT WHEELS line, CONSTRUX building sets, BARBIE FASHION DESIGNER CD-ROM, FISHER-PRICE WONDER TOOLS and FISHER-PRICE CREATIVE EFFECTS INSTANT CAMERA and picture packs.


INTERNATIONAL OPERATIONS
------------------------

     Revenues from the Company's international operations represented approximately 40%, 41% and 40% of total consolidated revenues in 1995, 1994 and 1993, respectively. Products which are developed and marketed successfully in the United States typically generate incremental sales and profitability when marketed through the Company's international distribution network. Generally, products marketed internationally are the same as those marketed domestically, although some are developed or adapted for particular international markets. The Company sells its products directly through its marketing operations in Argentina, Australia, Austria, the Benelux countries, Canada, Chile, Colombia, France, Germany, Greece, Italy, Japan, Mexico, New Zealand, Portugal, Scandinavia, Spain, Switzerland, the United Kingdom, Venezuela, and in certain areas of Eastern Europe and Asia. In addition to direct sales, the Company sells principally through distributors in certain parts of Latin America, the Middle East, South Africa and Southeast Asia. It also licenses some of its products to other toy companies for sale in various other countries. See "Licenses and Distribution Agreements."

     The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of the Company's international operations. The Company hedges a majority of its intercompany purchases and sales of inventory in order to protect local cash flows and profitability from currency fluctuations. See "Financial Instruments." For financial information by geographic area, see Note 8 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.

PRODUCT DESIGN AND DEVELOPMENT
------------------------------

     Through its product design and development group, the Company regularly refreshes, redesigns and extends existing product lines and develops innovative new product lines. The Company's success is dependent on its ability to continue this activity. Product design and development are principally conducted by a group of professional designers and engineers employed by the Company.

     License agreements with third parties permit the Company to utilize the trademark, character or product of the licensor in its product line. A principal licensor is The Walt Disney Company, which licenses many of its characters for use on the Company's products. The Company also has entered into license agreements with, among others, the following: Viacom International Inc. relating to its Nickelodeon properties; Bluebird Toys
(UK) Ltd.; and Original Appalachian Artworks, Inc. A number of these licenses relate to product lines that are significant to the Company.

     Independent toy designers and developers bring products to the Company and are generally paid a royalty on the net selling price of products licensed by the Company. These independent toy designers may also create different products for other toy companies.

     The Company devotes substantial resources to product design and development. During the years ended December 31, 1995, 1994 and 1993, the Company expended approximately $111 million, $93 million and $75 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Note 10 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.


ADVERTISING AND PROMOTION
-------------------------

     The Company supports its product lines with extensive advertising and consumer promotions. Advertising continues at varying levels throughout the year and peaks during the Christmas season. Advertising includes television and radio commercials and magazine and newspaper ads.
Promotions include in-store displays, coupons, merchandising materials and major events focusing on products and tie-ins with various consumer product companies. To further promote the Company and its products, the Company participates in the attractions "It's A Small World" at Disneyland and Walt Disney World and "Autopia" and "Storybook Land" at Disneyland Paris under a ten-year agreement with The Walt Disney Company. The Company also participates in toy stores in Disneyland, near Disneyland Paris and in the Disney Village Market Place near Walt Disney World. Separately, a total of twenty BARBIE Boutiques are located in F.A.O. Schwarz toy stores, including the "BARBIE on Madison" boutique at the F.A.O. Schwarz flagship store in New York City.

     During the years ended December 31, 1995, 1994 and 1993, Mattel spent approximately $584 million (16% of net sales), $516 million (16% of net sales) and $427 million (16% of net sales), respectively, on worldwide advertising and promotion.

MARKETING AND SALES
-------------------

     The Company's toy products are sold throughout the world. In the United States, the Company's products are distributed directly to large retailers, including discount and free-standing toy stores, chain stores and department stores, and other retail outlets and, to a limited extent, to wholesalers. Discount and free-standing toy stores continue to increase their market share. During the year ended December 31, 1995, Toys R Us and Wal-Mart accounted for approximately 23% and 12%, respectively, of worldwide consolidated net sales and were the only customers accounting for 10% or more of consolidated net sales.

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


MANUFACTURING
-------------

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

     Mattel's manufacturing facilities are located in the states of California, Indiana, Kentucky, Georgia, and New York, and in the United Kingdom, Mexico, the Far East (China, Indonesia and Malaysia) and Italy. In 1995, the Company opened new factories in Ontario, California and Augusta, Georgia to manufacture FISHER-PRICE outdoor play equipment. The Company also utilizes independent contractors to manufacture products in the United States, Mexico, the Far East and Australia. To protect the stability of its product supply, the Company produces many of its key products in more than one facility.

     All foreign countries in which the Company's products are manufactured (principally China, Indonesia, Malaysia and Mexico) currently enjoy "most favored nation" ("MFN") status under US tariff laws, which provides a favorable category of US import duties. As a result of continuing concerns in the United States Congress regarding China's human rights policies, and disputes regarding Chinese trade policies, including the country's inadequate protection of US intellectual property rights, there has been, and may be in the future, opposition to the extension of MFN status for China.

     The loss of MFN status for China would result in a substantial increase in the import duty for toys manufactured in China and imported into the United States and would result in increased costs for the Company and others in the toy industry. The impact of such an event on the Company would be significantly mitigated by the Company's ability to source product for the US market from countries other than China and ship product manufactured in China to markets outside the US. Toward that end, the Company has expanded its production capacity in other countries. A number of other factors, including the Company's ability to pass along the added costs through price increases and the pricing policies of vendors in China, could further mitigate the impact of a loss of China's MFN status.

     On February 8, 1994, the European Union ("EU") adopted quotas on the importation of certain classes of toys (as well as other products) manufactured in China. The impact of these quotas on the Company's business has been significantly mitigated by shifts in demand in favor of toy categories not subject to the quotas, and by the ability of the Company to source product for the EU from countries other than China and ship product manufactured in China elsewhere.

     With the implementation of the Uruguay Round agreement effective
January 1, 1995, all US duties on dolls and traditional toys were completely eliminated. Canada also eliminated its tariffs on dolls and most toy categories in 1995, with the exception of certain toy sets and board games which will have their duties eliminated over ten years. Meanwhile, both the EU and Japan began implementing Uruguay Round tariff reductions that, by 1999, will lower the tariffs on dolls by over 40% in the EU and by 15% in Japan.
The EU and Japan are fully eliminating tariffs on several other toy categories over a period of ten years.


COMMITMENTS
-----------

     In the normal course of business, the Company enters into contractual arrangements for future purchases of goods and services to ensure availability and timely delivery, and to obtain and protect the right to create and market certain toys. Such arrangements include commitments for future inventory purchases and royalty payments pursuant to license agreements. Certain of these purchase agreements and licenses contain provisions for guaranteed or minimum payments during the terms of the contracts and licenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Commitments" and Note 6 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.

LICENSES AND DISTRIBUTION AGREEMENTS
------------------------------------

     The Company's level of licensing activity has expanded in recent years. Royalty expense during the years ended December 31, 1995, 1994 and 1993 was approximately $104 million, $84 million and $69 million, respectively. See Note 6 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.

     The Company also distributes products which are independently designed and manufactured.


FINANCIAL INSTRUMENTS
---------------------

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


SEASONAL FINANCING
------------------

     The Company's financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when accounts receivable are at their highest due to increased sales volume and Company sales programs, and when inventories are at their highest in anticipation of expected second half sales volume. See "Seasonality." Domestic borrowings for seasonal financing under the Company's revolving credit agreement are generally repaid in full by year-end from cash flows generated in the fourth quarter from sales and collection of accounts receivable.

     The Company maintains and periodically amends or replaces a revolving credit agreement with a commercial bank group that is utilized to finance the working capital requirements of its domestic and certain international operations. The agreement in effect during 1995, which was recently amended (see below), was renegotiated in the first quarter of 1995 to increase the total facility to $650.0 million from $500.0 million. Within the facility, up to $400.0 million was a standard revolving credit line available for advances and backup for commercial paper issuances (a three-year facility). Interest was charged at various rates selected by the Company not greater than the base rate charged by the agent bank, plus a commitment fee of up to .095% of the unused line available for advances. The remaining $250.0 million (a three-year facility) was available for nonrecourse purchases of certain trade accounts receivable of the Company by the commercial bank group providing the credit line. Outstanding receivables sold are reduced by collections and cannot exceed the $250.0 million at any time. The agreement required the Company to comply with certain financial covenants for consolidated debt-to-capital, interest coverage and tangible net worth levels.

     Effective in August 1995, the Company entered into an agreement providing for up to $100.0 million, at each specified purchase date, of nonrecourse purchases of certain trade accounts receivable of the Company by a commercial bank.

     Effective in March 1996, the Company amended its revolving credit agreement. The new agreement consists of unsecured facilities providing a total of $800.0 million in seasonal financing from substantially the same group of commercial banks. The facilities provide for up to $400.0 million in advances and backup for commercial paper issuances (a five-year facility), and up to an additional $400.0 million (a five-year facility) for nonrecourse purchases of certain trade accounts receivable by the bank group. In connection with the agreement, the Company is to comply with certain financial covenants for consolidated debt-to-capital, interest coverage and tangible net worth levels.

     The Company believes the amounts available to it under its revolving credit agreement and foreign credit lines will be adequate to meet its seasonal financing requirements.


RAW MATERIALS
-------------

     Packaging materials, most plastics and zinc, which are essential to the production and marketing of toy products, are currently in adequate supply. These and other raw materials are generally available from a number of suppliers.

     Prices for resin and packaging were highly volatile in 1995. Resin and packaging prices generally rose during the first three quarters of 1995, but decreased dramatically by the close of the fourth quarter of 1995. While management believes that resin and packaging prices have temporarily stabilized, there can be no assurance that the volatility experienced in 1995 will not continue, resulting in a material impact on the Company's gross margins and earnings.


TRADEMARKS, COPYRIGHTS, AND PATENTS
-----------------------------------

     Most of the Company's products are sold under trademarks, trade names and copyrights and a number of those products incorporate patented devices or designs. Trade names and trademarks are significant assets to the Company in that they provide product recognition and acceptance worldwide.

     The Company customarily seeks patent, trademark or copyright protection covering its products, and it owns or has applications pending for United States and foreign patents covering many of its products. A number of these trademarks and copyrights relate to product lines that are significant to the Company, and the Company believes its rights to these properties are adequately protected.

     The Company also licenses various of its trademarks, characters and other property rights to others for use in connection with the sale by others of non-toy and other products which do not compete with the Company's products.


GOVERNMENT REGULATIONS
----------------------

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


EFFECTS OF INFLATION
--------------------

     Inflation rates in the US and major foreign countries in which the Company operates have not had a significant impact on operating results for the three years ended December 31, 1995. The US Consumer Price Index increased 2.5% in 1995, and 2.7% in both 1994 and 1993. The Company is afforded some protection from the impact of inflation as a result of high turnover of inventories and benefited from inflation on the repayment of fixed-rate liabilities during these periods.


EMPLOYEES
---------

     The total number of persons employed by the Company and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 1995, the Company's total number of employees, including its international operations, was approximately 25,000.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The executive officers of the Company, all of whom are appointed annually by the Board of Directors and serve at the pleasure of the Board, are as follows:

                                                                  EXECUTIVE
                                                                   OFFICER
        NAME             AGE               POSITION                 SINCE
---------------------    ---    -------------------------------   ---------
John W. Amerman           64    Chairman of the Board &                1980
                                Chief Executive Officer

Jill E. Barad             44    President & Chief Operating            1984
                                Officer and a Director of
                                Mattel, Inc.

James A. Eskridge         53    Group President, Mattel, Worldwide     1988
                                and a Director of Mattel, Inc.

Ned Mansour               47    President, Mattel - USA & Secretary    1992

Byron Davis               48    President, Fisher-Price, Inc.          1995

Joseph C. Gandolfo        53    President, Mattel Operations           1990

William J. Quinlan        51    President, ARCOTOYS                    1995

Francesca Luzuriaga       41    Executive Vice President &             1994
                                Chief Financial Officer

E. Joseph McKay           55    Senior Vice President, Human           1993
                                Resources

John T. Phippen           51    Senior Vice President &                1995
                                Chief Information Officer

Gary P. Rolfes            44    Senior Vice President                  1993
                                & Controller

William Stavro            56    Senior Vice President                  1993
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

Mr. Eskridge has been a member of the Board of Directors since February 1993 and Group President, Mattel, Worldwide since April 1995. Prior to that he was President of Fisher-Price, Inc. and Executive Vice President & Chief Financial Officer of Mattel, Inc.

Mr. Mansour has been President, Mattel-USA & Secretary since February 1996. From April 1995 to February 1996, he was Executive Vice President, Chief Administrative Officer, General Counsel & Secretary. From February 1993 until April 1995, he was Senior Vice President, General Counsel & Secretary. From May 1992 until February 1993, he was Senior Vice President & General Counsel and from April 1991 until May 1992, he was Vice President & Associate General Counsel. Prior to that he was Vice President & Assistant General Counsel.

Mr. Davis has been President, Fisher-Price, Inc. since April 1995. From March 1993 to April 1995, he served as President - Toys, Fisher-Price. Prior to that, he served as Senior Vice President - Sales of Fisher-Price from June 1991 to March 1993.

Mr. Gandolfo has been President, Mattel Operations, since April 1990.

Mr. Quinlan has been President, ARCOTOYS since January 1992. From October 1985 to January 1992, he served as Chief Financial Officer, ARCOTOYS.

Ms. Luzuriaga has been Executive Vice President & Chief Financial Officer since December 1995. From March 1989 until December 1995, she served in several senior managerial positions at Mattel, including Controller, Treasurer and Executive Vice President, Finance.

Mr. McKay has been Senior Vice President, Human Resources since November 1993. From December 1991 until November 1993, he was Vice President, Human Resources. He was Senior Director Human Resources from March 1991 to December 1991. Prior to that he was Vice President Human Resources-Administration of Mileage Plus, Inc.

Mr. Phippen has been Senior Vice President & Chief Information Officer since June 1993. From February 1991 to June 1993, he served as Senior Vice President - Information Systems.

Mr. Rolfes has been Senior Vice President & Controller since November 1993. From June 1993 to November 1993, he was Vice President & Controller. Prior to that he held various executive positions within the finance department.

Mr. Stavro has been Senior Vice President & Treasurer since May 1995. From November 1993 to May 1995, he was Vice President & Treasurer. From March 1992 to November 1993, he was Vice President & Assistant Treasurer. Prior to that he was Assistant Treasurer for more than five years.

ITEM 2.     PROPERTIES
-------     ----------

     Mattel owns its corporate headquarters consisting of approximately 335,000 square feet in El Segundo, California, which is subject to a $45.0 million mortgage. Mattel also leases buildings in El Segundo consisting of approximately 300,000 square feet, which are primarily used for its design and development and audio visual departments. Fisher-Price owns its headquarters facilities in East Aurora, New York, consisting of approximately 290,000 square feet.

     The Company maintains sales offices in California, Illinois, New York and Texas, and warehouse and distribution facilities in California, Georgia, Indiana, Kentucky, Tennessee and Texas. The Company owns a computer facility in Phoenix, Arizona. Internationally, the Company has offices and/or warehouse space in Argentina, Australia, Belgium, Canada, Colombia, Chile, Denmark, France, Germany, Greece, Hong Kong and in certain other areas of Asia, Italy, Japan, Mexico, The Netherlands, New Zealand, Spain, Switzerland, the United Kingdom and Venezuela. The Company's principal manufacturing facilities are located in China, Indonesia, Italy, Malaysia, Mexico, the United Kingdom and the United States. See "Manufacturing."

     Most of the Company's facilities are occupied under long-term leases and, for the most part, are fully utilized, although excess manufacturing capacity exists from time to time based on product mix and demand. With respect to leases which are scheduled to expire during the next twelve months, the Company may negotiate new lease agreements, renew leases or utilize alternative facilities.


ITEM 3.     LEGAL PROCEEDINGS
-------     -----------------

     The Company's Fisher-Price subsidiary has executed a consent order with the State of New York involving a remedial action/feasibility study for voluntary cleanup of contamination at one of its manufacturing plants. The ultimate liability associated with this cleanup presently is estimated to be less than $1,425,000, approximately $794,000 of which has been incurred through December 31, 1995.

     The Company is involved in various litigation and other legal matters which are being defended and handled in the ordinary course of business. None of these matters is expected to result in outcomes having a material adverse effect on the Company's liquidity, operating results or consolidated financial position.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

     None

                                   PART II
                                   -------


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------     STOCKHOLDER MATTERS
            -----------------------------------------------------

     For information regarding the markets in which the Company's common stock is traded, see the cover page hereof, and for information regarding the high and low sales prices of the Company's common stock for the last two calendar years, see Note 9 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.

     As of March 1, 1996, the Company had approximately 37,000 holders of record of its common stock.

     In January of 1994, the Company paid dividends of $0.031 per share, and in April, July and October 1994 and January 1995, the Company paid dividends of $0.038 per share. The Company paid per share dividends of $0.048 in April, July and October 1995. The dividends have been adjusted to reflect five-for-four stock splits which the Company declared on its common stock to holders of record on December 17, 1993, January 6, 1995 and February 16, 1996.


ITEM 6.     SELECTED FINANCIAL DATA
-------     -----------------------

     The information under the caption "Five-Year Financial Summary" on page 27 in the Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------     RESULTS OF OPERATIONS
            ---------------------------------------------------------------

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 through 31 in the Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------     -------------------------------------------

     The consolidated financial statements of Mattel, Inc. and Subsidiaries, together with the report of Price Waterhouse LLP dated February 6, 1996, included on pages 32 through 51 in the Annual Report to Shareholders are incorporated herein by reference.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------     FINANCIAL DISCLOSURE
            ---------------------------------------------------------------

     None

                                   PART III
                                   --------


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------    --------------------------------------------------

     Information required under this Item relating to members of the Board of Directors is incorporated by reference herein from the Company's 1996 Notice of Annual Meeting of Stockholders and Proxy Statement. The information with respect to executive officers of the Company appears under the heading "Executive Officers of the Registrant" in Part I herein.


ITEM 11.    EXECUTIVE COMPENSATION
--------    ----------------------

     The information required under this Item is incorporated by reference herein from the Company's 1996 Notice of Annual Meeting of Stockholders and Proxy Statement.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

     The information required under this Item is incorporated by reference herein from the Company's 1996 Notice of Annual Meeting of Stockholders and Proxy Statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

     The information required under this Item is incorporated by reference herein from the Company's 1996 Notice of Annual Meeting of Stockholders and Proxy Statement.

                                   PART IV
                                   -------


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K
--------    -------------------------------------------------------

      (a)   The following documents are filed as part of this report:

                                                               Annual Report
                                                               Page Number(1)
                                                               -------------
(1)    Financial Statements

                 Consolidated Balance Sheets as of                     32-33
                 December 31, 1995 and 1994

                 Consolidated Statements of Income for                    34
                 the years ended December 31, 1995,
                 1994 and 1993

                 Consolidated Statements of Cash Flows for                35
                 the years ended December 31, 1995,
                 1994 and 1993

                 Consolidated Statements of Shareholders'                 36
                 Equity for the years ended December 31, 1995, 1994 and 1993

                 Notes to Consolidated Financial Statements            37-50

                 Report of Price Waterhouse LLP, Independent              51
                 Accountants to the Company


   1
     Incorporated by reference from the indicated pages of the Annual Report to Shareholders for the year ended December 31, 1995. With the exception of the information incorporated by reference in Items 1, 5, 6, 7, 8 and 14 of this report, the Annual Report to Shareholders is not deemed filed as part of this report.

(2) Financial Statement Schedule for the years ended December 31, 1995, 1994 and 1993 (1)

       Schedule II - Valuation and Qualifying Accounts and Allowances


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

       10.0 Credit Agreement dated as of March 10, 1995 among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 21, 1995)

       10.1* First Amendment to Credit Agreement dated as of March 11, 1996 among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as Agent

       10.2 Second Amended and Restated Transfer and Administration Agreement dated as of March 10, 1995 among the Company, Mattel Sales Corp., Fisher-Price, Inc., the Banks named therein and NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated March 21, 1995)

       10.3 First Amendment to Second Amended and Restated Transfer and Administration Agreement dated as of March 10, 1995 among the Company, Mattel Sales Corp., Fisher-Price, Inc., the Banks named therein and NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)


-------------------
       1
        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       10.4* Second Amendment to Second Amended and Restated Transfer and Administration Agreement dated as of March 11, 1996 among the Company, Mattel Sales Corp., Fisher-Price, Inc., the Banks named therein and NationsBank of Texas, N.A., as Agent.

       10.5 Receivables Purchase Agreement dated as of August 29, 1995 among the Company, Mattel Sales Corp., Fisher-Price, Inc., and Bank of America N.T.S.A. (incorporated by reference to Exhibit
              10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

       10.6 Stock Purchase Agreement dated as of October 20, 1995 by and between Mattel, Inc. and Marine Midland Bank, as sub-trustee of the International Games, Inc. Employee Stock Ownership Trust (incorporated by reference to Exhibit 10.3 to the Company's quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

       10.7 Underwriting Agreement dated May 19, 1993 between the Company, Morgan Stanley & Co. Incorporated and Kidder, Peabody & Co. Incorporated (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

       10.8 Stock Subscription Warrant dated as of June 28, 1991 between Fisher-Price, Inc. and certain investors (incorporated by reference to Exhibit 4(c) to Fisher-Price's Report on Form 10-K for the transition period from July 1, 1991 to December 29,
              1991)

       10.9 Underwriting Agreement dated July 31, 1992 between the Company, Morgan Stanley & Co. Incorporated and Kidder, Peabody & Co. Incorporated (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

       10.10 Distribution Agreement dated September 19, 1994 among the Company, Morgan Stanley & Co. Incorporated and CS First Boston Corporation (incorporated by reference to Exhibit 99.0 to the Company's Current Report on Form 8-K dated September 20, 1994)

Executive Compensation Plans and Arrangements of the Company
------------------------------------------------------------

       10.11 Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers (incorporated by reference to Exhibit B to Notice of Annual Meeting of Stockholders of the Company dated March 24, 1987)

       10.12 Form of Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.6 of Amendment No. 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1987)

       10.13 Form of Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

       10.14 Form of Amended & Restated Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

       10.15* Mattel, Inc. Management Incentive Plan

       10.16* Mattel, Inc. Long-Term Incentive Plan

       10.17 Mattel, Inc. Financial Security Program Agreement for certain officers (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement No. 2-95161 on Form S-1, filed January 7, 1985)

       10.18 Form of Deferred Compensation Plan for Directors (incorporated by reference to Exhibit No. 10.11 of Amendment No. 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1987)

       10.19 Mattel, Inc. 1990 Stock Option Plan (incorporated by reference to Exhibit A to the Notice of Annual Meeting of Stockholders and Proxy Statement of the Company dated March 15, 1990)

       10.20 Amendment No. 1 to the Mattel, Inc. 1990 Stock Option Plan (incorporated by reference to the information under the heading "Amendment to Mattel 1990 Stock Option Plan" on page F-1 of the Joint Proxy Statement/Prospectus of the Company and Fisher-Price included in the Company's Registration Statement on Form S-4, Registration Statement No. 33-50749)

       10.21 Amendment No. 2 to the Mattel 1990 Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 22, 1995)

       10.22 Form of Award Agreement evidencing award of stock appreciation rights granted pursuant to the Company's 1990 Stock Option Plan to certain executive officers of the Company ("Award Agreement") (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991)

       10.23 Form of First Amendment to Award Agreement (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

       10.24 Notice of Grant of Stock Options and Grant Agreement (incorporated by reference to Exhibit 99.0 to the Company's Current Report on Form 8-K dated May 31, 1994)

       10.25 Grant Agreement for a Non-Qualified Stock Option (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 31, 1994)

       10.26  Award Cancellation Agreement (incorporated by reference to
              Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 31, 1994)

       10.27 Form of Restricted Stock Award Agreement under the Mattel 1990 Stock Option Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

       10.28 Mattel, Inc. Supplemental Executive Retirement Plan effective as of October 7, 1990 (incorporated by reference to Exhibit
              10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990)

       10.29 Mattel, Inc. Supplemental Executive Retirement Plan effective as of April 1, 1994 (incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated March 21,
              1995)

       10.30 Description of the Mattel, Inc. Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.16 to the Mattel, Inc. Annual Report on Form 10-K for the year ended December 31, 1991)

       10.31 Fisher-Price, Inc. Matching Savings Plan, 1994 Restatement (incorporated by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K dated March 21, 1995)

       10.32 The Fisher-Price, Inc. Pension Plan (1989 Restatement) (incorporated by reference to Exhibit 10(l) to Fisher-Price's Registration Statement on Form 10 dated June 28, 1991)

       10.33 Mattel, Inc. Personal Investment Plan, 1993 Restatement (incorporated by reference to Exhibit 99.9 to the Company's Current Report on Form 8-K dated March 21, 1995)

       10.34 First Amendment to the Mattel, Inc. Personal Investment Plan, 1993 Restatement (incorporated by reference to Exhibit 99.10 to the Company's Current Report on Form 8-K dated March 21, 1995)

       10.35 Second Amendment to the Mattel, Inc. Personal Investment Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1995)

       10.36 Third Amendment to the Mattel, Inc. Personal Investment Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1995)

       10.37 Fourth Amendment to the Mattel, Inc. Personal Investment Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

       10.38 Mattel, Inc. Hourly Personal Investment Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 dated February 20, 1996)

       11.0*  Computation of Income per Common and Common Equivalent Share

       13.0* Pages 26 through 53 of the Mattel, Inc. Annual Report to Shareholders for the year ended December 31, 1995

       21.0*  Subsidiaries of the Registrant

       23.0*  Consent of Price Waterhouse LLP

       24.0*  Power of Attorney (on page 23 of Form 10-K)

       27.0*  Financial Data Schedule (EDGAR filing only)

       (b)    Reports on Form 8-K

              Mattel, Inc. filed the following Current Report on Form 8-K during the quarterly period ended December 31, 1995:

                                                          Financial
                Date of Report      Items Reported    Statements Filed
              ------------------    --------------    ----------------
               October 17, 1995          5, 7               None

       (c)    Exhibits Required by Item 601 of Regulation S-K

              See Item (3) above

       (d)    Financial Statement Schedule

              Schedule II - Valuation and Qualifying Accounts and Allowances

              Copies of Form 10-K (which includes Exhibit 24.0), Exhibits 11.0, 13.0, 21.0 and 23.0 and the Annual Report to Shareholders are available to stockholders of the Company without charge. Copies of other Exhibits can be obtained by stockholders of the Company upon payment of twelve cents per page for such Exhibits. Written requests should be sent to Secretary, Mattel, Inc., 333 Continental Boulevard,
              El Segundo, California 90245-5012.


-------------------
       * Filed herewith.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MATTEL, INC.
                                              Registrant

                                              By: /s/ Gary P. Rolfes
                                                  -------------------------
                                                  GARY P. ROLFES
                                                  Senior Vice President and
        Date: As of March 22, 1996                Controller
              --------------------

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


Signature                    Title                          Date
---------                    -----                          ----
/s/ John W. Amerman          Chairman of the Board          March 22, 1996
-------------------          and Chief Executive Officer
JOHN W. AMERMAN

/s/ Francesca Luzuriaga      Executive Vice President       March 22, 1996
-----------------------      and Chief Financial Officer
FRANCESCA LUZURIAGA          (principal financial officer)

/s/ Jill E. Barad            Director, President and        March 22, 1996
-----------------            Chief Operating Officer
JILL E. BARAD


                                     23

Signature                    Title                          Date
---------                    -----                          ----
/s/ Harold Brown             Director                       March 22, 1996
----------------
HAROLD BROWN

/s/ James A. Eskridge        Director and Group President,  March 22, 1996
---------------------        Mattel, Worldwide
JAMES A. ESKRIDGE

                             Director
---------------------
TULLY M. FRIEDMAN

/s/ Ronald M. Loeb           Director                       March 22, 1996
------------------
RONALD M. LOEB

/s/ Edward H. Malone         Director                       March 22, 1996
--------------------
EDWARD H. MALONE

/s/ Edward N. Ney            Director                       March 22, 1996
-----------------
EDWARD N. NEY

/s/ William D. Rollnick      Director                       March 22, 1996
-----------------------
WILLIAM D. ROLLNICK

/s/ Christopher A. Sinclair  Director                       March 22, 1996
---------------------------
CHRISTOPHER A. SINCLAIR

/s/ John L. Vogelstein       Director                       March 22, 1996
----------------------
JOHN L. VOGELSTEIN


                                     24

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE
                       ---------------------------------



To the Board of Directors of Mattel, Inc.


     Our audits of the consolidated financial statements referred to in our report dated February 6, 1996 appearing on page 51 of the December 31, 1995 Annual Report to Shareholders of Mattel, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial
Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, based on our audits, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PRICE WATERHOUSE LLP
------------------------
Los Angeles, California
February 6, 1996

                           MATTEL, INC. AND SUBSIDIARIES            SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

                                 (In thousands)

                           Balance at   Additions                       Balance
                           Beginning    Charged to          Net          at End
                            of Year     Operations      Deductions      of Year
                           ----------   ----------      ----------      --------
Allowance for
   Doubtful Accounts
--------------------
Year Ended
   December 31, 1995         $ 16,100     $ 14,682      $ (19,994)(a)   $ 10,788

Year Ended
   December 31, 1994           21,024        7,282        (12,206)(a)     16,100

Year Ended
   December 31, 1993           35,115        4,169        (18,260)(a)     21,024



Allowance for
   Inventory Obsolescence
-------------------------
Year Ended
   December 31, 1995         $ 28,536     $ 40,368      $ (46,153)(b)   $ 22,751

Year Ended
   December 31, 1994           19,432       37,039        (27,935)(b)     28,536

Year Ended
   December 31, 1993           16,109       32,084        (28,761)(b)     19,432



(a) Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.

(b) Includes write-downs and currency translation adjustments.


                                     26
