Form 10-Q
period 1996-03-31
MATTEL INC /DE/
filed 1996-05-15
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarterly period ended March 31, 1996
                                                     --------------

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


Yes [X]   No [_]


Number of shares outstanding of registrant's common stock as of May 10, 1996:
                Common Stock - $1 par value -- 275,820,555 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 March 31,      March 31,        Dec. 31,
(In thousands)                                     1996           1995             1995
- --------------                                  -----------    -----------     -----------
ASSETS
Current Assets
  Cash                                          $    58,156    $    73,963     $   466,082
  Marketable securities                                   -         15,386          17,375
  Accounts receivable, net                          769,027        701,190         679,283
  Inventories                                       438,440        414,184         350,841
  Prepaid expenses and other current assets         172,987        202,915         177,238
                                                -----------    -----------     -----------
    Total current assets                          1,438,610      1,407,638       1,690,819
                                                -----------    -----------     -----------
Property, Plant and Equipment
  Land                                               25,504         22,630          25,724
  Buildings                                         199,030        180,913         192,323
  Machinery and equipment                           363,015        303,213         354,469
  Capitalized leases                                 24,271         24,271          24,271
  Leasehold improvements                             54,216         50,852          51,629
                                                -----------    -----------     -----------
                                                    666,036        581,879         648,416

  Less: accumulated depreciation                    266,370        251,397         265,885
                                                -----------    -----------     -----------
                                                    399,666        330,482         382,531

  Tools, dies and molds, net                        122,847         99,501         116,783
                                                -----------    -----------     -----------
    Property, plant and equipment, net              522,513        429,983         499,314
                                                -----------    -----------     -----------
Other Noncurrent Assets
  Intangible assets, net                            414,114        429,180         422,796
  Sundry assets                                      84,404         71,665          82,580
                                                -----------    -----------     -----------
                                                $ 2,459,641    $ 2,338,466     $ 2,695,509
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

                                            2

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 March 31,      March 31,        Dec. 31,
(In thousands, except share data)                  1996           1995             1995
- ---------------------------------               -----------    -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable                                 $    46,902   $   167,820      $    15,520
  Current portion of long-term liabilities            2,156         2,547           33,215
  Accounts payable                                  152,777       150,344          250,401
  Accrued liabilities                               260,349       294,102          410,362
  Income taxes payable                              117,556       162,048          138,183
                                                -----------   -----------      -----------
    Total current liabilities                       579,740       776,861          847,681
                                                -----------   -----------      -----------
Long-Term Liabilities
  6-7/8% Senior Notes due 1997                       99,791        99,640           99,752
  6-3/4% Senior Notes due 2000                      100,000       100,000          100,000
  Medium-Term Notes                                 220,000       110,500          220,000
  Mortgage note                                      44,475        44,900           44,585
  Other                                             115,883       104,328          108,322
                                                -----------   -----------      -----------
    Total long-term liabilities                     580,149       459,368          572,659
                                                -----------   -----------      -----------
Shareholders' Equity
  Preference stock                                        -             9               -
  Common stock $1.00 par value, 300.0 million
    shares authorized with 279.1 million
    shares issued (a)                               279,058       223,254          279,058
  Additional paid-in capital                         96,447       235,661          103,512
  Treasury stock at cost; 2.1 million shares,
    2.8 million shares and 3.6 million shares,
    respectively (a)                                (55,011)      (50,579)         (75,574)
  Retained earnings (b)                           1,054,970       749,927        1,041,735
  Currency translation and other
    adjustments (b)                                 (75,712)      (56,035)         (73,562)
                                                -----------   -----------      -----------
    Total shareholders' equity                    1,299,752     1,102,237        1,275,169
                                                -----------   -----------      -----------
                                                $ 2,459,641   $ 2,338,466      $ 2,695,509
                                                ===========   ===========      ===========

(a) Share data for March 1995 has been restated for the effects of the five-for-four stock split declared in February 1996.
(b) Since December 26, 1987.

See accompanying notes to consolidated financial information.

                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                                                         For the
                                                    Three Months Ended
                                                  ----------------------
                                                   March 31,   March 31,
(In thousands, except per share amounts)             1996        1995
- ----------------------------------------          ----------  ----------
Net Sales                                         $  585,879  $  543,570
Cost of sales                                        300,102     284,545
                                                  ----------  ----------
Gross Profit                                         285,777     259,025

Advertising and promotion expenses                    80,289      78,600
Other selling and administrative expenses            142,920     131,918
Interest expense                                      14,418      11,077
Other expense (income), net                            3,665      (3,414)
                                                  ----------  ----------
Income Before Income Taxes                            44,485      40,844
Provision for income taxes                            14,600      13,886
                                                  ----------  ----------
Net Income                                            29,885      26,958
Preference stock dividend requirements                     -       1,099
                                                  ----------  ----------
Net Income Applicable to Common Shares            $   29,885  $   25,859
                                                  ==========  ==========

Primary Income Per Common And Common
  Equivalent Share
- ------------------------------------

   Net income                                     $     0.11  $     0.09
                                                  ==========  ==========
   Average number of common and common
    equivalent shares                                281,836     279,853
                                                  ==========  ==========

Dividends Declared Per Common Share               $    0.060  $    0.048
                                                  ==========  ==========

See accompanying notes to consolidated financial information.


                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  For the
                                                                             Three Months Ended
                                                                          -----------------------
                                                                           March 31,    March 31,
(In thousands)                                                               1996         1995
- --------------                                                            ----------   ----------
Cash Flows From Operating Activities:
- -------------------------------------
  Net income                                                              $   29,885   $   26,958
    Adjustments to reconcile net income to net cash flows
     from operating activities:
     Depreciation and amortization                                            35,925       31,031
     Deferred compensation                                                    (4,284)       3,300
     (Increase) decrease in accounts receivable                              (92,156)      58,144
     (Increase) in inventories                                               (89,076)     (74,961)
     Decrease (increase) in prepaid expenses and other current assets          4,061      (21,300)
     (Decrease) in accounts payable, accrued liabilities and income
       taxes payable                                                        (255,000)    (294,925)
     Other, net                                                                5,201       (2,130)
                                                                          ----------   ----------
  Net cash flows used for operating activities                              (365,444)    (273,883)
                                                                          ----------   ----------
Cash Flows From Investing Activities:
- -------------------------------------
  Purchases of tools, dies and molds                                         (23,903)     (21,134)
  Purchases of other property, plant and equipment                           (33,360)     (26,878)
  Purchases of marketable securities                                          (8,000)     (13,726)
  Proceeds from sales of other property, plant and equipment                   2,712        2,709
  Proceeds from sales of marketable securities                                25,315       18,135
  Contingent consideration - investment in acquired business                  (8,625)      (8,625)
  Other, net                                                                    (581)         952
                                                                          ----------   ----------
  Net cash flows used for investing activities                               (46,442)     (48,567)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
- -------------------------------------
  Notes payable                                                               31,858      166,092
  Payment of Medium-Term Notes                                               (30,000)           -
  Long-term foreign borrowing                                                   (835)         348
  Tax benefit of employee stock options exercised                             13,955        1,520
  Exercise of stock options                                                   31,178        4,104
  Purchase of treasury stock                                                 (27,075)      (4,953)
  Dividends paid on common and preference stock                              (13,233)     (11,890)
  Other, net                                                                    (402)         653
                                                                          ----------   ----------
  Net cash flows from financing activities                                     5,446      155,874

Effect of Exchange Rate Changes on Cash                                       (1,486)       1,439
                                                                          ----------   ----------
(Decrease) in Cash                                                          (407,926)    (165,137)
Cash at Beginning of Period                                                  466,082      239,100
                                                                          ----------   ----------
Cash at End of Period                                                     $   58,156   $   73,963
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

   The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 1995 Annual Report to Shareholders.


2. Accounts receivable are shown net of allowances for doubtful accounts of $13.9 million (March 31, 1996), $13.9 million (March 31, 1995), and
   $10.8 million (December 31, 1995). In addition to the allowance for doubtful accounts, the Company has reduced its accounts receivable by $19.6 million (March 31, 1996), $19.5 million (March 31, 1995), and
   $22.9 million (December 31, 1995) to reflect the write-down of certain uncollectible receivables to their net realizable value.


3. Inventories are comprised of the following:


                                     March 31,      March 31,       Dec. 31,
(In thousands)                         1996           1995            1995
- --------------                       ---------      ---------      ---------
Raw materials and work in progress   $  74,568      $  80,280      $  52,528
Finished goods                         363,872        333,904        298,313
                                     ---------      ---------      ---------
                                     $ 438,440      $ 414,184      $ 350,841
                                     =========      =========      =========

4. Net cash flows from operating activities include cash payments for the following:

                                                    For the
                                               Three Months Ended
                                           --------------------------
                                            March 31,       March 31,
(In thousands)                                1996            1995
- --------------                             -----------    -----------
Interest                                   $    11,527    $    11,319
Income taxes                                    17,743         22,745
                                           --------------------------

5. In the current quarter, the Board of Directors declared cash dividends of $0.060 per common share, compared to $0.048 per common share in the first quarter of 1995.


6. Share and per share data presented in these financial statements reflect the retroactive effects of the five-for-four stock split declared in February 1996.

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

Core brands have historically provided the Company with relatively stable growth. The Company's four principal core brands are BARBIE fashion dolls and doll clothing and accessories; FISHER-PRICE toys and juvenile products, including the POWER WHEELS line of battery-powered, ride-on vehicles; the Company's Disney-licensed toys; and die-cast HOT WHEELS vehicles and playsets, each of which has broad worldwide appeal. Additional core product lines consist of large dolls, including CABBAGE PATCH KIDS; preschools toys, including SEE `N SAY talking toys; the UNO and SKIP-BO card games; and the SCRABBLE game, which the Company owns in markets outside of the United States and Canada.


                           RESULTS OF OPERATIONS
                           ---------------------


The Company's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods. Following is a percentage analysis of operating results:

                                                   For the
                                              Three Months Ended
                                           ------------------------
                                            March 31,    March 31,
                                              1996         1995
                                           -----------  -----------
Net sales                                         100%         100%
                                           ===========  ===========
Gross profit                                       49%          48%
Advertising and promotion expenses                 14           14
Other selling and administrative expenses          24           24
                                           -----------  -----------
Operating profit                                   11           10
Interest expense                                    3            2
                                           -----------  -----------
Income before income taxes                          8%           8%
                                           ===========  ===========

Net sales in the first quarter of 1996 increased $42.3 million or 8% over the 1995 first quarter, reflecting increased demand for the Company's core products such as BARBIE doll products; FISHER-PRICE toys and juvenile products; as well as the new CABBAGE PATCH KIDS line.

Worldwide revenues from core products represented 90% of gross revenues for the current quarter compared to 86% in the first quarter of 1995. Core brands increased 14%, mainly due to greater demand for BARBIE and BARBIE-related products, which increased from $207.9 million to $252.3 million. FISHER-PRICE contributed $192.2 million to gross sales in 1996 compared to $172.8 million in 1995, and sales of CABBAGE PATCH KIDS reached $20.0 million in 1996. Sales to customers within the United States grew 12% and accounted for 64% of consolidated sales compared to 62% in the year-ago quarter. Sales to customers outside the United States increased 4% compared to 1995, including the $0.6 million favorable effect of the generally weaker US dollar relative to the year-ago quarter. At comparable foreign currency exchange rates, sales internationally also grew 4%.

Gross profit as a percentage of net sales increased one percentage point to 49% over the year-ago quarter, principally as a result of lower resin and other commodity prices, as well as improved product mix.

Advertising and promotion expenses decreased slightly as a percentage of net sales, reflecting the Company's ongoing effort to manage expense growth relative to increasing revenue growth. As a percentage of net sales, other selling and administrative expenses remained virtually constant at 24%. Other expense, net, increased $7.1 million, largely due to the impact of the first quarter 1995 gains recognized on a Mexican insurance claim and foreign currency transactions.

Interest expense increased $3.3 million or 30% compared to the first quarter of 1995 as a result of the higher Medium-Term Note balance in the first quarter of 1996.


                            FINANCIAL CONDITION
                            -------------------


The Company's financial condition remained strong during the first quarter of 1996 as a result of its profitable operating results. The Company's cash position, including marketable securities, as of March 31, 1996 was $58.2 million, compared to $89.3 million as of the first quarter 1995. Cash decreased by $425.3 million since December 31, 1995 primarily as a result of reduction of year-end accounts payable and accrued liabilities, financing of new inventory, and repayment of $30.0 million in Medium-Term Notes.

Accounts receivable increased $67.8 million over the year-ago quarter reflecting higher sales volume. Since year end, accounts receivable increased $89.7 million mainly due to receivables generated by 1996 sales, partially offset by collection of prior year receivables and the sale of certain trade receivables. Inventory balances increased $87.6 million since year end and $24.3 million over the 1995 quarter end, primarily as a result of the Company's production in support of future sales volume.

Short-term notes payable decreased $120.9 million compared to the year ago quarter, mainly due to an increase of $109.5 million in Medium-Term Notes. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuance of commercial paper, and use of the Company's various short-term bank lines of credit.

Details of the Company's capitalization are as follows:


(In millions)                March 31, 1996  March 31, 1995  Dec. 31, 1995
- -------------                ----------------------------------------------
6-7/8% Senior Notes           $   99.8   5%   $   99.6   6%  $   99.8    5%
6-3/4% Senior Notes              100.0   5       100.0   6      100.0    6
Medium-Term Notes                220.0  12       110.5   7      220.0   12
Other long-term debt
  obligations                     60.9   4        65.2   4       61.1    3
                             ----------------------------------------------
Total long-term debt             480.7  26       375.3  23      480.9   26
Other long-term liabilities       99.4   5        84.1   6       91.7    5
Shareholders' equity           1,299.8  69     1,102.2  71    1,275.2   69
                             ----------------------------------------------
                              $1,879.9 100%   $1,561.6 100%  $1,847.8  100%
                             ==============================================

Total long-term debt increased as a percentage of total capitalization compared to the year-ago quarter, primarily due to an increase in Medium-Term Notes. Future long-term capital needs are expected to be satisfied through retention of corporate earnings and the issuance of long-term debt instruments. In February of 1996, the Company filed a universal shelf registration statement which will allow for the issuance of up to $350 million of debt and equity securities, which could include Medium-Term Notes. Shareholders' equity increased $24.6 million since December 31, 1995, and $197.6 million over the 1995 first quarter primarily as a result of the Company's profitable operating results and exercises of employee stock options, partially offset by treasury stock purchases and dividends declared to common shareholders. In addition, the increase over the 1995 first quarter was partially offset by the repurchase of Series F Preference Stock from the International Games, Inc. Employee Stock Ownership Plan.

                        PART II -- OTHER INFORMATION
                        ----------------------------

Item 1.  Legal Proceedings
- --------------------------

     On October 13, 1995, Michelle Greenwald filed a complaint (Case No. YC 025 008) against the Company in Superior Court of the State of California, County of Los Angeles (the "Greenwald Action"). The plaintiff is a former Mattel employee who was terminated by the Company in July 1995. The complaint seeks $50 million in general and special damages, plus punitive damages, for (i) breach of oral, written and implied contract, (ii) wrongful termination in violation of public policy and (iii) violation of California Labor Code Section
     970. The plaintiff's pleadings contain allegations of improper accounting practices on behalf of the Company. In response to the plaintiff's allegations, the Audit Committee of the Company's Board of Directors has commenced an investigation with the assistance of independent outside advisors. Additionally, the Securities and Exchange Commission has agreed to forebear from contacting any current Mattel employees or former Mattel employees represented by counsel for Mattel or counsel paid for by Mattel pending completion of the Audit Committee's independent investigation.

     On April 23, 1996, a purported class and derivative action entitled Lewis v. Vogelstein et al. (Case No. 14954) was commenced in the
     --------------------------
     Delaware Court of Chancery, New Castle County (the "Lewis Action") against the Company and its directors. The plaintiff alleges that the directors of the Company breached their fiduciary duties by causing the Company to adopt the Mattel 1996 Stock Option Plan (the "1996 Plan"). Specifically, the plaintiff alleges that the formula option grants to non-employee directors as permitted by the 1996 Plan constitute corporate waste. The complaint seeks (i) to have the case certified as a class action, (ii) to have the 1996 Plan declared void,
     (iii) a preliminary and permanent injunction enjoining the grant of stock options to non-employee directors under the 1996 Plan, and (iv) attorney's fees. The 1996 Plan was approved by the Company's stockholders on May 8, 1996.

     The Company believes the allegations of the complaints in the Greenwald Action and the Lewis Action to be without merit and intends to defend both actions vigorously.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

         (a) Exhibits
             --------

             11.0  Computation of Income per Common and Common Equivalent Share
             27.0  Financial Data Schedule (EDGAR filing only)

         (b) Reports on Form 8-K
             -------------------

             Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended March 31, 1996:

                                                        Financial
              Date of Report      Items Reported    Statements Filed
             ----------------     --------------    ----------------
             January 24, 1996          5, 7               None
             January 26, 1996          5, 7               None
             February 1, 1996          5, 7               None
             February 2, 1996          5, 7               None
             February 7, 1996          5, 7               None

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MATTEL, INC.
                                                  ------------
                                                  (Registrant)



Date:  As of May 15, 1996                         By: /s/ GARY P. ROLFES
       ------------------                             -------------------------
                                                      Gary P. Rolfes
                                                      Senior Vice President and
                                                      Controller