Form 10-Q
period 1996-06-30
MATTEL INC /DE/
filed 1996-08-13
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarterly period ended June 30, 1996
                                                     -------------

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


Yes [X]   No [_]


Number of shares outstanding of registrant's common stock as of August 8, 1996:
                Common Stock - $1 par value -- 273,281,541 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 June  30,      June  30,        Dec. 31,
(In thousands)                                     1996           1995             1995
- --------------                                  -----------    -----------     -----------
ASSETS
Current Assets
  Cash                                          $    44,727    $    73,082     $   466,082
  Marketable securities                                   -         14,624          17,375
  Accounts receivable, net                          962,690        920,522         679,283
  Inventories                                       490,590        453,902         350,841
  Prepaid expenses and other current assets         193,632        201,931         177,238
                                                -----------    -----------     -----------
    Total current assets                          1,691,639      1,664,061       1,690,819
                                                -----------    -----------     -----------
Property, Plant and Equipment
  Land                                               25,569         24,463          25,724
  Buildings                                         202,551        198,091         192,323
  Machinery and equipment                           382,241        316,612         354,469
  Capitalized leases                                 24,271         24,271          24,271
  Leasehold improvements                             55,587         52,319          51,629
                                                -----------    -----------     -----------
                                                    690,219        615,756         648,416

  Less: accumulated depreciation                    279,066        260,286         265,885
                                                -----------    -----------     -----------
                                                    411,153        355,470         382,531

  Tools, dies and molds, net                        133,415        108,265         116,783
                                                -----------    -----------     -----------
    Property, plant and equipment, net              544,568        463,735         499,314
                                                -----------    -----------     -----------
Other Noncurrent Assets
  Intangible assets, net                            408,526        430,607         422,796
  Sundry assets                                      83,393         74,455          82,580
                                                -----------    -----------     -----------
                                                $ 2,728,126    $ 2,632,858     $ 2,695,509
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

                                            2

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 June  30,      June  30,        Dec. 31,
(In thousands, except share data)                  1996           1995             1995
- ---------------------------------               -----------    -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable                                 $   243,546   $   196,992      $    15,520
  Current portion of long-term liabilities            1,623         2,612           33,215
  Accounts payable                                  192,605       212,343          250,401
  Accrued liabilities                               248,722       296,222          410,362
  Income taxes payable                              133,618       166,708          138,183
                                                -----------   -----------      -----------
    Total current liabilities                       820,114       874,877          847,681
                                                -----------   -----------      -----------
Long-Term Liabilities
  6-7/8% Senior notes due 1997                       99,830        99,676           99,752
  6-3/4% Senior notes due 2000                      100,000       100,000          100,000
  Medium-Term Notes                                 220,000       250,000          220,000
  Mortgage note                                      44,361        44,798           44,585
  Other                                             117,343       104,277          108,322
                                                -----------   -----------      -----------
    Total long-term liabilities                     581,534       598,751          572,659
                                                -----------   -----------      -----------
Shareholders' Equity
  Preference stock                                        -             9                -
  Common stock $1.00 par value, 300.0 million
    shares authorized with 279.1 million
    shares issued (a)                               279,058       223,254          279,058
  Additional paid-in capital                        122,561       234,026          103,512
  Treasury stock at cost; 4.1 million shares,
    2.6 million shares and 3.6 million shares,
    respectively (a)                               (103,478)      (46,656)         (75,574)
  Retained earnings (b)                           1,104,767       803,050        1,041,735
  Currency translation and other
   adjustments (b)                                  (76,430)      (54,453)         (73,562)
                                                -----------   -----------      -----------
    Total shareholders' equity                    1,326,478     1,159,230        1,275,169
                                                -----------   -----------      -----------
                                                $ 2,728,126   $ 2,632,858      $ 2,695,509
                                                ===========   ===========      ===========

(a) Share data for June 1995 have been restated for the effect of the five-for-four stock split declared in February 1996.
(b) Since December 26, 1987.

See accompanying notes to consolidated financial information.

                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                                                         For the                  For the
                                                    Three Months Ended        Six Months Ended
                                                  ----------------------   ----------------------
                                                   June  30,   June  30,    June  30,   June  30,
(In thousands, except per share amounts)             1996        1995         1996        1995
- ----------------------------------------          ----------  ----------   ----------  ----------
Net Sales                                         $  777,355  $  763,474   $1,363,234  $1,307,044
Cost of sales                                        398,801     396,785      698,903     681,330
                                                  ----------  ----------   ----------  ----------
Gross Profit                                         378,554     366,689      664,331     625,714

Advertising and promotion expenses                   102,367     106,718      182,656     185,318
Other selling and administrative expenses            154,623     141,498      297,543     273,416
Interest expense                                      16,278      17,993       30,696      29,070
Other expense (income), net                            7,293        (730)      10,958      (4,144)
                                                  ----------  ----------   ----------  ----------
Income Before Income Taxes                            97,993     101,210      142,478     142,054
Provision for income taxes                            31,700      33,714       46,300      47,600
                                                  ----------  ----------   ----------  ----------
Net Income                                            66,293      67,496       96,178      94,454
Preference stock dividend requirements                     -       1,099            -       2,198
                                                  ----------  ----------   ----------  ----------
Net Income Applicable to Common Shares            $   66,293  $   66,397   $   96,178  $   92,256
                                                  ==========  ==========   ==========  ==========

Primary Income Per Common And Common
  Equivalent Share
- ------------------------------------

Net income                                        $     0.24  $     0.24   $     0.34  $     0.33
                                                  ==========  ==========   ==========  ==========
Average number of common and common
  equivalent shares                                  280,894     280,691      281,323     280,275
                                                  ==========  ==========   ==========  ==========

Dividends Declared Per Common Share               $    0.060  $    0.048   $    0.120  $    0.096
                                                  ==========  ==========   ==========  ==========

See accompanying notes to consolidated financial information.


                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the
                                                                              Six Months Ended
                                                                          -----------------------
                                                                           June  30,    June  30,
(In thousands)                                                               1996         1995
- --------------                                                            ----------   ----------
Cash Flows From Operating Activities:
- -------------------------------------
  Net income                                                              $   96,178   $   94,454
    Adjustments to reconcile net income to net cash flows
     from operating activities:
     Depreciation and amortization                                            71,092       63,669
     Deferred compensation                                                    (3,259)       4,599
     (Increase) in accounts receivable                                      (293,914)    (154,753)
     (Increase) in inventories                                              (142,850)    (113,072)
     Decrease (increase) in prepaid expenses and other current assets          9,472      (19,859)
     (Decrease) in accounts payable, accrued liabilities and
       income taxes payable                                                 (207,398)    (241,393)
     Other, net                                                               11,153       (5,351)
                                                                          ----------   ----------
  Net cash flows used for operating activities                              (459,526)    (371,706)
                                                                          ----------   ----------
Cash Flows From Investing Activities:
- -------------------------------------
  Purchases of tools, dies and molds                                         (46,415)     (47,490)
  Purchases of other property, plant and equipment                           (58,897)     (62,030)
  Purchases of marketable securities                                          (8,000)     (16,355)
  Proceeds from sales of other property, plant and equipment                   1,399        4,824
  Proceeds from sales of marketable securities                                25,315       21,497
  Contingent consideration - investment in acquired business                  (8,625)      (8,625)
  Other, net                                                                    (352)       1,449
                                                                          ----------   ----------
  Net cash flows used for investing activities                               (95,575)    (106,730)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
- -------------------------------------
  Notes payable                                                              229,011      195,064
  Issuance of Medium-Term Notes                                                    -      139,500
  Payment of Medium-Term Notes                                               (30,000)           -
  Long-term foreign borrowing                                                 (1,454)        (842)
  Tax benefit of employee stock options exercised                             15,016        3,816
  Exercise of stock options                                                   33,709       10,769
  Purchase of treasury stock                                                 (80,489)     (12,925)
  Dividends paid on common and preference stock                              (29,854)     (26,254)
  Other, net                                                                    (469)         535
                                                                          ----------   ----------
  Net cash flows from financing activities                                   135,470      309,663

Effect of Exchange Rate Changes on Cash                                       (1,724)       2,755
                                                                          ----------   ----------
(Decrease) in Cash                                                          (421,355)    (166,018)
Cash at Beginning of Period                                                  466,082      239,100
                                                                          ----------   ----------
Cash at End of Period                                                     $   44,727   $   73,082
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


2. Accounts receivable are shown net of allowances for doubtful accounts of $13.2 million (June 30, 1996), $15.1 million (June 30, 1995) and $10.8 million (December 31, 1995). In addition to the allowance for doubtful accounts, the Company has reduced its accounts receivable by $21.7 million (June 30, 1996), $20.0 million (June 30, 1995), and $22.9 million (December 31, 1995) to reflect the write-down of certain uncollectible receivables to their net realizable value.


3.  Inventories are comprised of the following:


                                     June  30,      June  30,       Dec. 31,
(In thousands)                         1996           1995            1995
- --------------                       ---------      ---------      ---------
Raw materials and work in progress   $  79,524      $  86,838      $  52,528
Finished goods                         411,066        367,064        298,313
                                     ---------      ---------      ---------
                                     $ 490,590      $ 453,902      $ 350,841
                                     =========      =========      =========

4.  Supplemental disclosure of cash flow information:

                                            For the Six Months Ended
                                            ------------------------
                                             June  30,     June  30,
(In thousands)                                 1996          1995
- --------------                              ----------   -----------
Cash paid during the period for:
  Interest                                  $   28,932   $    28,789
  Income taxes                                  30,911        47,026
Noncash investing and financing
 activities:
  Issuance of stock warrant                     26,444             -
- --------------------------------------------------------------------

5. In June 1996, the Company entered into a license agreement with The Walt Disney Company for an expanded strategic alliance, which guarantees the Company worldwide toy rights for all upcoming Disney television and film properties. The agreement spans three years, with the Company having the right for two additional years to market merchandise from film properties produced during the third year. The initial term of the agreement may be renewed for an additional three-year period upon mutual agreement. Pursuant to the agreement, the Company committed to certain guaranteed royalty payments and issued Disney a warrant to purchase 3.0 million shares of the Company's common stock. The fair value of the warrant will be charged to income as a component of royalty expense at the time the related revenues are recognized.


6. In the current quarter, the Board of Directors declared cash dividends of $0.060 per common share, compared to $0.048 per common share in the second quarter of 1995.


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

Core brands have historically provided the Company with relatively stable growth. The Company's four principal core brands are BARBIE fashion dolls and doll clothing and accessories; FISHER-PRICE toys and juvenile products, including the POWER WHEELS line of battery-powered, ride-on vehicles; the Company's Disney-licensed toys; and die-cast HOT WHEELS vehicles and playsets, each of which has broad worldwide appeal. Additional core product lines consist of large dolls, including CABBAGE PATCH KIDS; preschool toys, including SEE `N SAY talking toys; the UNO and SKIP-BO card games; and the SCRABBLE game, which the Company owns in markets outside of the United States and Canada.


                           RESULTS OF OPERATIONS
                           ---------------------

The Company's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods. Following is a percentage analysis of operating results:

                                                  For the                   For the
                                             Three Months Ended         Six Months Ended
                                          ------------------------  ------------------------
                                           June  30,    June  30,    June  30,    June  30,
                                             1996         1995         1996         1995
                                          -----------  -----------  -----------  -----------
Net sales                                        100%         100%         100%         100%
                                          ===========  ===========  ===========  ===========
Gross profit                                      49%          48%          49%          48%
Advertising and promotion expenses                13           14           13           14
Other selling and administrative expenses         21           18           23           21
                                          -----------  -----------  -----------  -----------
Operating profit                                  15           16           13           13
Interest expense                                   2            3            2            2
                                          -----------  -----------  -----------  -----------
Income before income taxes                        13%          13%          11%          11%
                                          ===========  ===========  ===========  ===========

SECOND QUARTER
- --------------

Net sales in the second quarter of 1996 increased $13.9 million or 2% over the 1995 second quarter, reflecting increased demand for the Company's core products such as BARBIE doll products and the new CABBAGE PATCH KIDS line, partially offset by a decrease in non-core products such as POLLY POCKET toys.

Worldwide revenues from core products represented 92% of the Company's second quarter gross revenues compared to 89% in the second quarter of 1995. The Company's four principal core brands increased 4%, mainly due to greater demand for BARBIE and BARBIE-related products. Disney-licensed toys contributed $112.4 million to sales in 1996 compared to $100.1 million in 1995. In addition, sales of other core products increased $18.4 million, primarily due to CABBAGE PATCH KIDS sales that reached $16.5 million in the 1996 second quarter. Sales to customers within the United States grew 7% and accounted for 63% of consolidated sales compared to 61% in the year-ago quarter. Sales to customers outside the United States decreased 3%, including a net $12.7 million unfavorable effect from the generally stronger US dollar relative to the year-ago quarter. At comparable foreign currency exchange rates, sales internationally grew 1%.

Gross profit as a percentage of net sales increased one percentage point to 49% over the year-ago quarter, principally as a result of lower resin and other commodity prices.

Advertising and promotion expenses decreased as a percentage of net sales to 13%, compared to 14% in the second quarter of 1995. The decrease reflects the Company's ongoing effort to manage expense growth relative to increasing revenue growth. As a percentage of net sales, other selling and administrative expenses increased three percentage points to 21%. This growth reflects higher design and development expenses related to new products, increased sales and marketing expenditures to support development of the Company's brands, and higher depreciation expense related to increased investment in fixed assets. Other expense, net, increased $8.0 million, largely due to the impact of the second quarter 1995 gains recognized on a Mexican insurance claim and foreign currency, and lower interest income in 1996.

Interest expense decreased $1.7 million or 10% compared to the second quarter of 1995 primarily as a result of the lower worldwide short-term interest rates.


SIX MONTHS
- ----------

Net sales in the first half of 1996 increased $56.2 million or 4% over 1995, reflecting continued worldwide demand for the Company's core products, partially offset by a decrease in non-core products, such as POLLY POCKET toys. Worldwide core product sales accounted for 91% of total sales compared to 88% during 1995. The Company's four principal core brands increased 7%, mainly due to greater demand for BARBIE and BARBIE-related products, which increased 12% to $569.8 million. FISHER-PRICE contributed $448.7 million to sales in the first half of 1996 compared to $428.0 million in the year-ago period. In addition, sales of other core products increased $34.0 million, due to CABBAGE PATCH KIDS sales that reached $36.5 million in 1996. Sales to customers within the United States increased 9% and accounted for 63% of consolidated sales compared to 61% in 1995. Sales to customers outside the United States remained virtually constant, including a net $12.3 million unfavorable effect from the generally stronger US dollar relative to the year-ago period. At comparable foreign currency exchange rates, sales internationally grew 2%.

Gross profit, as a percentage of net sales, increased one percentage point to 49% over the first half of 1995, primarily due to lower resin and other commodity prices.

Advertising and promotion expenses decreased as a percentage of net sales to 13% for the first half of 1996, compared to 14% in the year-ago period. The decrease reflects the Company's ongoing effort to manage expense growth relative to increasing revenue growth. As a percentage of net sales, other selling and administrative expenses increased two percentage points to 23%, reflecting higher design and development expenses related to new products, increased sales and marketing expenditures to support development of the Company's brands, and higher depreciation expense related to increased investment in fixed assets. Other expense, net, increased $15.1 million, largely due to 1995 gains recognized on a Mexican insurance claim and foreign currency.

Interest expense increased $1.6 million or 6% from 1995 levels, which reflects higher average levels of domestic seasonal borrowings, partially offset by lower short-term interest rates.


                            FINANCIAL CONDITION
                            -------------------

The Company's financial position remained strong during the first half of 1996 as a result of its profitable operating results. The Company's cash position, including marketable securities, as of June 30, 1996 was $44.7 million, compared to $87.7 million as of the second quarter 1995. Cash decreased $438.7 million since December 31, 1995 primarily due to funding of seasonal working capital needs and repayment of $30.0 million in Medium-Term Notes.

Accounts receivable increased $42.2 million over the year-ago quarter reflecting higher sales volume. Since year end, accounts receivable increased $283.4 million mainly due to current year sales volume and seasonal customer payment patterns, partially offset by the sale of certain trade receivables. Inventory balances increased $139.7 million since year end and $36.7 million over the 1995 quarter end, primarily as a result of the Company's production in support of future sales volumes.

Short-term borrowings increased $46.6 million compared to the 1995 quarter end and $228.0 million since year end in order to fund the Company's seasonal working capital requirements. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuance of commercial paper, and use of the Company's various short-term bank lines of credit.

Details of the Company's capitalization are as follows:


(In millions)                June  30, 1996  June  30, 1995  Dec.  31, 1995
- -------------                ----------------------------------------------
6-7/8% Senior notes          $   99.8    5%  $   99.7    6%  $   99.8    5%
6-3/4% Senior notes             100.0    5      100.0    6      100.0    6
Medium-Term Notes               220.0   12      250.0   14      220.0   12
Other long-term debt
  obligations                    60.8    3       63.9    3       61.1    3
                            -----------------------------------------------
Total long-term debt            480.6   25      513.6   29      480.9   26
Other long-term liabilities     100.9    5       85.2    5       91.7    5
Shareholders' equity          1,326.5   70    1,159.2   66    1,275.2   69
                             ----------------------------------------------
                             $1,908.0  100%  $1,758.0  100%  $1,847.8  100%
                             ==============================================

Total long-term debt decreased as a percentage of total capitalization compared to the year-ago quarter, primarily due to the payment of $30.0 million of Medium-Term Notes and the increase in shareholders' equity. Future long-term capital needs are expected to be satisfied through retention of corporate earnings and the issuance of long-term debt instruments. In February of 1996, the Company filed a universal shelf registration statement which will allow for the issuance of up to $350 million of debt and equity securities, which could include Medium-Term Notes. Shareholders' equity increased $51.3 million since December 31, 1995 and $167.2 million over the 1995 second quarter principally as a result of the Company's profitable operating results, exercises of employee stock options, and issuance of a stock warrant in connection with a license agreement with The Walt Disney Company, partially offset by treasury stock purchases and dividends declared to common shareholders. In addition, the increase over the 1995 second quarter was partially offset by the repurchase of Series F Preference Stock from the International Games, Inc. Employee Stock Ownership Plan.

                       PART II -- OTHER INFORMATION
                       ----------------------------

ITEM 1.  Legal Proceedings
- --------------------------

The Greenwald Action
- --------------------

On October 13, 1995, Michelle Greenwald filed a complaint (Case No. YC 025 008) against the Company in Superior Court of the State of California, County of Los Angeles (the "Greenwald Action"). The plaintiff is a former Mattel employee who was terminated by the Company in July 1995. The complaint seeks $50 million in general and special damages, plus punitive damages, for (i) breach of oral, written and implied contract, (ii) wrongful termination in violation of public policy and (iii) violation of California Labor Code Section
970. The plaintiff claims that her termination resulted from complaints made by her to management concerning (i) general allegations that Mattel did not account properly for sales and certain costs associated with sales; and (ii) more specific allegations that Mattel failed to account properly for certain royalty obligations to The Walt Disney Company.

In April 1996, the Audit Committee of the Company's Board of Directors commenced an investigation with the assistance of the law firm of Davis Polk & Wardwell ("Davis Polk") and the accounting firm of Ernst & Young. In July 1996, Davis Polk and Ernst & Young issued a report to the Audit Committee in which they stated that they had found no evidence that Mattel accounted for sales and costs associated with sales in a manner which is inconsistent with generally accepted accounting principles ("GAAP"). With respect to Disney royalty obligations, Davis Polk and Ernst & Young concluded that Mattel's accounting treatment for the Disney royalties represented a reasonable application of GAAP given the facts and circumstances as they existed at the time the accounting decisions were made. The Securities and Exchange Commission has reviewed a copy of the Davis Polk report and informally requested to interview certain Company employees referred to therein.


The Lewis Action
- ----------------

On April 23, 1996, a purported class and derivative action entitled Lewis v. Vogelstein et al. (Case No. 14954) was commenced in the Delaware Court of Chancery, New Castle County (the "Lewis Action") against the Company and its directors. The plaintiff alleges that the directors of the Company breached their fiduciary duties by causing the Company to adopt the Mattel 1996 Stock Option Plan (the "1996 Plan"). Specifically, the plaintiff alleges that the formula option grants to non-employee directors as permitted by the 1996 Plan constitute corporate waste. The complaint seeks (i) to have the case certified as a class action, (ii) to have the 1996 Plan declared void,
(iii) a preliminary and permanent injunction enjoining the grant of stock options to non-employee directors under the 1996 Plan, and (iv) attorney's fees. The 1996 Plan was approved by the Company's stockholders on May 8, 1996. Mattel has moved to dismiss the Lewis Action and expects the motion to be heard during the third or fourth quarter of 1996.

The Company believes the allegations of the complaints in the Greenwald Action and the Lewis Action to be without merit and intends to defend both actions vigorously.

ITEM 4.  Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------

The Annual Meeting of Shareholders of Mattel, Inc. was held on May 8, 1996, for the purpose of electing directors, approving the Mattel 1996 Stock Option Plan, the Mattel Long-Term Incentive Plan, an amendment to Article Fourth of Mattel, Inc.'s restated Certificate of Incorporation and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management.
All of management's nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:

                               Shares Voted       Votes
                                  "FOR"         Withheld
                              -------------    ----------
     John W. Amerman            238,294,336       699,697
     Jill E. Barad              238,428,043       699,697
     Dr. Harold Brown           238,412,422       699,697
     James A. Eskridge          238,382,392       699,697
     Tully M. Friedman          238,350,183       699,697
     Ronald M. Loeb             235,308,956       699,697
     Edward H. Malone           238,320,092       699,697
     Edward N. Ney              238,414,563       699,697
     William D. Rollnick        238,427,203       699,697
     Christopher A. Sinclair    238,320,610       699,697
     John L. Vogelstein         237,960,830       699,697

The Mattel 1996 Stock Option Plan was approved by the following vote:

     Shares Voted   Shares Voted      Shares        Broker
        "FOR"        "AGAINST"     "ABSTAINING"   "NON-VOTE"
     ------------   ------------   ------------   ----------
      139,078,960     72,947,059      3,516,712   23,217,380

The Mattel Long-Term Incentive Plan was approved by the following vote:

     Shares Voted   Shares Voted      Shares        Broker
        "FOR"        "AGAINST"     "ABSTAINING"   "NON-VOTE"
     ------------   ------------   ------------   ----------
      202,307,924     32,877,233      3,574,453          500

The amendment to Article Fourth of the Company's restated Certificate of Incorporation was approved by the following vote:

     Shares Voted   Shares Voted      Shares        Broker
        "FOR"        "AGAINST"     "ABSTAINING"   "NON-VOTE"
     ------------   ------------   ------------   ----------
      219,777,141     14,695,935      4,286,535          499

The proposal to appoint Price Waterhouse LLP as independent accountants for the Company for the year ending December 31, 1996 was ratified by the following vote:

     Shares Voted   Shares Voted      Shares        Broker
        "FOR"        "AGAINST"     "ABSTAINING"   "NON-VOTE"
     ------------   ------------   ------------   ----------
      237,705,314        653,780        401,018            0

ITEM 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)  Exhibits
          --------

          10.1  Amendment No. 1 to the Mattel, Inc. 1996 Stock Option Plan

          10.2 Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan as of May 1, 1996

          11.0  Computation of Income per Common and Common Equivalent Share

          27.0  Financial Data Schedule (EDGAR filing only)

     (b)  Reports on Form 8-K
          -------------------

          Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended June 30, 1996:

                                                      Financial
             Date of Report     Items Reported    Statements Filed
             --------------     --------------    ----------------
             April  3, 1996          5, 7               None
             April  7, 1996             7               None
             April 12, 1996          5, 7               None
             April 16, 1996          5, 7               None

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MATTEL, INC.
                                                  ------------
                                                  (Registrant)



Date:  As of August 13, 1996                      By: /s/ Gary P. Rolfes
       ---------------------                          -----------------------
                                                      Gary P. Rolfes
                                                      Senior Vice President
                                                      and Controller