Form 10-Q
period 1996-09-30
MATTEL INC /DE/
filed 1996-11-14
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended September 30, 1996
                                                  ------------------

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


Yes [X]   No [_]


            Number of shares outstanding of registrant's common stock
                             as of November 8, 1996:
                Common Stock - $1 par value -- 271,784,790 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 Sept. 30,      Sept. 30,        Dec. 31,
(In thousands)                                     1996           1995             1995
--------------                                  -----------    -----------     -----------
ASSETS
Current Assets
  Cash                                          $    97,094    $    84,221     $   466,082
  Marketable securities                                   -         16,596          17,375
  Accounts receivable, net                        1,232,905      1,313,760         679,283
  Inventories                                       477,571        463,037         350,841
  Prepaid expenses and other current assets         205,039        201,380         177,238
                                                -----------    -----------     -----------
    Total current assets                          2,012,609      2,078,994       1,690,819
                                                -----------    -----------     -----------
Property, Plant and Equipment
  Land                                               28,387         25,997          25,724
  Buildings                                         206,117        192,293         192,323
  Machinery and equipment                           399,643        348,943         354,469
  Capitalized leases                                 24,271         24,271          24,271
  Leasehold improvements                             57,868         50,978          51,629
                                                -----------    -----------     -----------
                                                    716,286        642,482         648,416

  Less: accumulated depreciation                    292,920        269,936         265,885
                                                -----------    -----------     -----------
                                                    423,366        372,546         382,531

  Tools, dies and molds, net                        139,186        114,030         116,783
                                                -----------    -----------     -----------
    Property, plant and equipment, net              562,552        486,576         499,314
                                                -----------    -----------     -----------
Other Noncurrent Assets
  Intangible assets, net                            399,927        424,654         422,796
  Sundry assets                                     111,246         72,260          82,580
                                                -----------    -----------     -----------
                                                $ 3,086,334    $ 3,062,484     $ 2,695,509
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

                                            2

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 Sept. 30,      Sept. 30,        Dec. 31,
(In thousands, except share data)                  1996           1995             1995
---------------------------------               -----------    -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                         $   318,104   $   243,390      $    15,520
  Current portion of long-term liabilities          105,216        31,939           33,215
  Accounts payable                                  226,647       233,863          250,401
  Accrued liabilities                               414,227       470,058          410,362
  Income taxes payable                              191,510       229,752          138,183
                                                -----------   -----------      -----------
    Total current liabilities                     1,255,704     1,209,002          847,681
                                                -----------   -----------      -----------
Long-Term Liabilities
  6-7/8% Senior Notes due 1997                            -        99,713           99,752
  6-3/4% Senior Notes due 2000                      100,000       100,000          100,000
  Medium-Term Notes                                 220,000       220,000          220,000
  Mortgage note                                      44,245        44,693           44,585
  Other                                             116,540       105,746          108,322
                                                -----------   -----------      -----------
    Total long-term liabilities                     480,785       570,152          572,659
                                                -----------   -----------      -----------
Shareholders' Equity
  Preference stock                                        -             9                -
  Common stock $1.00 par value, 600.0 million
    shares authorized with 279.1 million
    shares issued (a)                               279,058       223,254          279,058
  Additional paid-in capital                        116,354       233,750          103,512
  Treasury stock at cost; 8.8 million shares,
    2.7 million shares and 3.6 million shares,
    respectively (a)                               (228,039)      (53,489)         (75,574)
  Retained earnings (b)                           1,256,406       939,992        1,041,735
  Currency translation and other
   adjustments (b)                                  (73,934)      (60,186)         (73,562)
                                                -----------   -----------      -----------
    Total shareholders' equity                    1,349,845     1,283,330        1,275,169
                                                -----------   -----------      -----------
                                                $ 3,086,334   $ 3,062,484      $ 2,695,509
                                                ===========   ===========      ===========

(a) Share data for September 1995 have been restated for the effect of the five-for-four stock split declared in February 1996.
(b) Since December 26, 1987.

See accompanying notes to consolidated financial information.

                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                                                         For the                  For the
                                                    Three Months Ended       Nine Months Ended
                                                  ----------------------   ----------------------
                                                   Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
(In thousands, except per share amounts)             1996        1995         1996        1995
----------------------------------------          ----------  ----------   ----------  ----------
Net Sales                                         $1,232,179  $1,176,484   $2,595,413  $2,483,528
Cost of sales                                        592,909     593,535    1,291,812   1,274,865
                                                  ----------  ----------   ----------  ----------
Gross Profit                                         639,270     582,949    1,303,601   1,208,663

Advertising and promotion expenses                   187,291     182,355      369,947     367,673
Other selling and administrative expenses            173,542     159,359      471,085     432,775
Interest expense                                      21,795      22,734       52,491      51,804
Other expense (income), net                            7,735      (9,025)      18,693     (13,169)
                                                  ----------  ----------   ----------  ----------
Income Before Income Taxes                           248,907     227,526      391,385     369,580
Provision for income taxes                            80,900      76,200      127,200     123,800
                                                  ----------  ----------   ----------  ----------
Net Income                                           168,007     151,326      264,185     245,780
Preference stock dividend requirements                     -       1,099            -       3,297
                                                  ----------  ----------   ----------  ----------
Net Income Applicable to Common Shares            $  168,007  $  150,227   $  264,185  $  242,483
                                                  ==========  ==========   ==========  ==========

Primary Income Per Common And Common
  Equivalent Share
------------------------------------

Net income                                        $     0.61  $     0.53   $     0.95  $     0.86
                                                  ==========  ==========   ==========  ==========
Average number of common and common
  equivalent shares                                  276,939     281,904      279,395     280,964
                                                  ==========  ==========   ==========  ==========

Dividends Declared Per Common Share               $    0.060  $    0.048   $    0.180  $    0.144
                                                  ==========  ==========   ==========  ==========

See accompanying notes to consolidated financial information.


                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the
                                                                             Nine Months Ended
                                                                          -----------------------
                                                                           Sept. 30,    Sept. 30,
(In thousands)                                                               1996         1995
--------------                                                            ----------   ----------
Cash Flows From Operating Activities:
-------------------------------------
  Net income                                                              $  264,185   $  245,780
    Adjustments to reconcile net income to net cash flows
     from operating activities:
     Depreciation and amortization                                           110,130       93,290
     Gain on sale of business                                                      -       (9,142)
     Deferred compensation                                                    (5,053)       6,918
     (Increase) in accounts receivable                                      (564,832)    (557,433)
     (Increase) in inventories                                              (129,353)    (123,383)
     (Increase) in prepaid expenses and other current assets                  (1,740)     (20,825)
     Increase in accounts payable, accrued liabilities and
       income taxes payable                                                   54,313       13,637
     Other, net                                                               12,310       (8,491)
                                                                          ----------   ----------
  Net cash flows used for operating activities                              (260,040)    (359,649)
                                                                          ----------   ----------
Cash Flows From Investing Activities:
-------------------------------------
  Purchases of tools, dies and molds                                         (70,235)     (69,893)
  Purchases of other property, plant and equipment                           (85,613)     (83,478)
  Purchases of marketable securities                                          (8,000)     (28,014)
  Purchase of other long-term investment                                     (25,050)           -
  Proceeds from sale of business                                                   -       21,129
  Proceeds from sales of other property, plant and equipment                   2,226        3,179
  Proceeds from sales of marketable securities                                25,315       31,588
  Contingent consideration - investment in acquired business                  (8,625)      (8,625)
  Other, net                                                                     (91)         730
                                                                          ----------   ----------
  Net cash flows used for investing activities                              (170,073)    (133,384)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
-------------------------------------
  Short-term borrowings                                                      303,826      245,258
  Issuance of Medium-Term Notes                                                    -      139,500
  Payment of Medium-Term Notes                                               (30,000)           -
  Long-term foreign borrowing                                                 (3,610)        (923)
  Tax benefit of employee stock options exercised                             18,128        7,713
  Exercise of stock options                                                   43,407       24,521
  Purchase of treasury stock                                                (222,273)     (40,002)
  Dividends paid on common and preference stock                              (46,378)     (40,633)
  Other, net                                                                    (338)        (216)
                                                                          ----------   ----------
  Net cash flows from financing activities                                    62,762      335,218

Effect of Exchange Rate Changes on Cash                                       (1,637)       2,936
                                                                          ----------   ----------
(Decrease) in Cash                                                          (368,988)    (154,879)
Cash at Beginning of Period                                                  466,082      239,100
                                                                          ----------   ----------
Cash at End of Period                                                     $   97,094   $   84,221
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


2. Accounts receivable are shown net of allowances for doubtful accounts of $15.3 million (September 30, 1996), $14.8 million (September 30, 1995) and $10.8 million (December 31, 1995).


3.  Inventories are comprised of the following:


                                     Sept. 30,      Sept. 30,       Dec. 31,
(In thousands)                         1996           1995            1995
--------------                       ---------      ---------      ---------
Raw materials and work in progress   $  71,867      $  72,748      $  52,528
Finished goods                         405,704        390,289        298,313
                                     ---------      ---------      ---------
                                     $ 477,571      $ 463,037      $ 350,841
                                     =========      =========      =========

4.  Supplemental disclosure of cash flow information:

                                            For the Nine Months Ended
                                            -------------------------
                                             Sept. 30,      Sept. 30,
(In thousands)                                 1996           1995
--------------                              ----------    -----------
Cash paid during the period for:
  Income taxes                               $  50,714    $    54,807
  Interest                                      41,452         43,187
Noncash investing and financing
 activities:
  Issuance of stock warrant                     26,444              -
---------------------------------------------------------------------

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


6. In the current quarter, the Board of Directors declared cash dividends of $0.060 per common share, compared to $0.048 per common share in the third quarter of 1995.


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

                       MATTEL, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------


THE FOLLOWING CAUTIONARY STATEMENT IS INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

   FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY WHICH ARE INCLUDED HEREIN ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS. THESE INCLUDE WITHOUT LIMITATION: THE COMPANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF NEW PRODUCTS; POSSIBLE WEAKNESSES OF INTERNATIONAL MARKETS; THE IMPACT OF COMPETITION ON REVENUES AND MARGINS; THE EFFECT OF CURRENCY FLUCTUATIONS ON REPORTABLE INCOME; AND OTHER RISKS AND UNCERTAINTIES AS MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S PUBLIC ANNOUNCEMENTS AND SEC FILINGS.

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

Core brands have historically provided the Company with relatively stable growth. The Company's principal core brands are: i) BARBIE fashion dolls and doll clothing and accessories; ii) FISHER-PRICE toys and juvenile products, including the POWER WHEELS line of battery-powered, ride-on vehicles; iii) the Company's Disney-licensed toys; and iv) die-cast HOT WHEELS vehicles and playsets; each of which has broad worldwide appeal. Additional product lines consist of large dolls, including CABBAGE PATCH KIDS; preschool toys, including SEE `N SAY talking toys; the UNO and SKIP-BO card games; the SCRABBLE game, which the Company owns in markets outside of the United States and Canada; and other toy products.

                           RESULTS OF OPERATIONS
                           ---------------------

The Company's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods. Following is a percentage analysis of operating results:

                                                  For the                   For the
                                             Three Months Ended        Nine Months Ended
                                          ------------------------  ------------------------
                                           Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                             1996         1995         1996         1995
                                          -----------  -----------  -----------  -----------
Net sales                                        100%         100%         100%         100%
                                          ===========  ===========  ===========  ===========
Gross profit                                      52%          50%          50%          49%
Advertising and promotion expenses                15           16           14           15
Other selling and administrative expenses         15           13           19           17
                                          -----------  -----------  -----------  -----------
Operating profit                                  22           21           17           17
Interest expense                                   2            2            2            2
                                          -----------  -----------  -----------  -----------
Income before income taxes                        20%          19%          15%          15%
                                          ===========  ===========  ===========  ===========

THIRD QUARTER
-------------

Net sales in the third quarter of 1996 increased $55.7 million or 5% over the 1995 third quarter, reflecting increased demand for the Company's principal core products, partially offset by a decrease in other product lines. Worldwide revenues from principal core products represented 86% of the Company's third quarter gross revenues compared to 82% in the third quarter of 1995. The Company's principal core brands increased 11%, mainly due to greater demand for BARBIE and BARBIE-related products, which increased 26%, and HOT WHEELS vehicles and playsets, which increased 29%. These increases were partially offset by a 7% decrease in Fisher-Price. In addition, sales of other products decreased $43.4 million, primarily due to lower 1996 third quarter sales of POLLY POCKET and Nickelodeon toys, partially offset by an increase in CABBAGE PATCH KIDS sales. Net sales to customers within the United States grew 6% and accounted for 63% of consolidated sales in the 1996 and 1995 third quarters. Net sales to customers outside the United States increased 2%, including an unfavorable effect of $7.4 million from the generally stronger US dollar relative to the year-ago quarter. At comparable foreign currency exchange rates, net sales internationally grew 4%.

Gross profit as a percentage of net sales increased two percentage points to 52% over the year-ago quarter, principally as a result of lower resin and other commodity prices and improved product mix.

Advertising and promotion expenses decreased as a percentage of net sales compared to the third quarter of 1995. The decrease reflects the Company's ongoing effort to manage expense growth relative to increasing revenue growth. As a percentage of net sales, other selling and administrative expenses increased two percentage points to 15%. This growth reflects higher design and development expenses related to new products, increased sales and marketing expenditures to support development of the Company's brands, and higher depreciation expense related to increased investment in fixed assets. In addition, other expense, net, increased $16.8 million, principally due to nonrecurring third quarter 1995 gains recognized on the sale of the non-toy business and trademark rights related to Corgi, and foreign currency transactions.

Interest expense decreased $0.9 million or 4% compared to the third quarter of 1995 primarily as a result of lower worldwide short-term interest rates.


NINE MONTHS
-----------

Net sales increased $111.9 million or 5% over 1995, reflecting continued worldwide demand for the Company's principal core products, partially offset by a decrease in other product lines. Worldwide principal core product sales accounted for 86% of year-to-date gross sales compared to 83% during 1995. The Company's principal core brands increased 9%, mainly due to greater demand for BARBIE and BARBIE-related products, which increased 18%, and HOT WHEELS vehicles and playsets, which increased 17%. Sales of other products decreased $55.5 million, primarily due to lower 1996 sales of POLLY POCKET and Nickelodeon toys, partially offset by an increase in CABBAGE PATCH KIDS sales. Net sales to customers within the United States increased 7% and accounted for 64% of consolidated net sales compared to 63% in 1995. Net sales to customers outside the United States increased 1%, including an unfavorable effect of $18.8 million from the generally stronger US dollar relative to the year-ago period. At comparable foreign currency exchange rates, net sales internationally grew 3%.

Gross profit, as a percentage of net sales, increased one percentage point to 50% over the year-ago period, primarily due to lower resin and other commodity prices and a favorable product mix.

Advertising and promotion expenses decreased as a percentage of net sales to 14%, compared to 15% in the year-ago period. The decrease reflects the Company's ongoing effort to manage expense growth relative to increasing revenue growth. As a percentage of net sales, other selling and administrative expenses increased two percentage points to 19%, reflecting higher design and development expenses related to new products, increased sales and marketing expenditures to support development of the Company's brands, and higher depreciation expense related to increased investment in fixed assets. In addition, other expense, net, increased $31.9 million, principally due to nonrecurring 1995 gains recognized on the sale of the non-toy business and trademark rights related to Corgi, a Mexican insurance claim, and foreign currency transactions.

Interest expense increased $0.7 million or 1% from 1995 levels, which reflects higher average levels of domestic seasonal borrowings to support increased sales volume, partially offset by lower short-term interest rates.


                            FINANCIAL CONDITION
                            -------------------

The Company's financial position remained strong as of September 30, 1996 as a result of profitable operating results. The Company's cash position, including marketable securities, as of September 30, 1996 was $97.1 million, compared to $100.8 million as of the third quarter 1995. Cash decreased $386.4 million since December 31, 1995 primarily due to funding of seasonal working capital needs, purchases of treasury stock, and repayment of $30.0 million in Medium-Term Notes.

Accounts receivable decreased $80.9 million over the year-ago quarter, reflecting higher sales of certain trade receivables in 1996, partially offset by increased sales during the period. Since year end, accounts receivable increased $553.6 million mainly due to current year sales volume and seasonal customer payment patterns, partially offset by the sale of certain trade receivables. Inventory balances increased $126.7 million since year end and $14.5 million over the 1995 quarter end, primarily due to a continuing trend toward just-in-time ordering by retailers, and level loading of the Company's factories in order to maximize production efficiency.

Short-term borrowings increased $74.7 million compared to the 1995 quarter end and $302.6 million since year end in order to fund the Company's seasonal working capital requirements. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuance of commercial paper, sale of certain trade receivables, and use of the Company's various short-term bank lines of credit.


Details of the Company's capitalization are as follows:


(In millions)                Sept. 30, 1996  Sept. 30, 1995  Dec.  31, 1995
-------------                ----------------------------------------------
6-3/4% Senior notes          $  100.0    5%  $  100.0    6%  $  100.0    6%
Medium-Term Notes               220.0   12      220.0   12      220.0   12
6-7/8% Senior notes                 -    -       99.7    5       99.8    5
Other long-term debt
  obligations                    55.2    3       63.6    3       61.1    3
                            -----------------------------------------------
Total long-term debt            375.2   20      483.3   26      480.9   26
Other long-term liabilities     105.6    6       86.9    5       91.7    5
Shareholders' equity          1,349.8   74    1,283.3   69    1,275.2   69
                             ----------------------------------------------
                             $1,830.6  100%  $1,853.5  100%  $1,847.8  100%
                             ==============================================

Total long-term debt decreased as a percentage of total capitalization compared to the year-ago quarter, primarily due to the reclassification of 6-7/8% Senior Notes to current portion of long-term liabilities, and the increase in shareholders' equity. Future long-term capital needs are expected to be satisfied through retention of corporate earnings and the issuance of long-term debt instruments. In February 1996, the Company filed a universal shelf registration statement which will allow for the issuance of up to $350 million of debt and equity securities, which could include Medium-Term Notes. Shareholders' equity increased $74.6 million since December 31, 1995 and $66.5 million over the 1995 third quarter principally as a result of the Company's profitable operating results, exercises of employee stock options, and issuance of a stock warrant in connection with a license agreement with The Walt Disney Company, partially offset by treasury stock purchases and dividends declared to common shareholders. In addition, the increase over the 1995 third quarter was partially offset by the repurchase of Series F Preference Stock from the International Games, Inc. Employee Stock Ownership Plan.

                       PART II -- OTHER INFORMATION
                       ----------------------------

ITEM 1.  Legal Proceedings
--------------------------

The Greenwald Litigation and Related Matters
--------------------------------------------

On October 13, 1995, Michelle Greenwald filed a complaint (Case No. YC 025 008) against the Company in Superior Court of the State of California, County of Los Angeles (the "Greenwald Action"). The plaintiff is a former Mattel employee who was terminated by the Company in July 1995. The complaint seeks $50 million in general and special damages, plus punitive damages, for (i) breach of oral, written and implied contract, (ii) wrongful termination in violation of public policy, and (iii) violation of California Labor Code Section
970. The plaintiff claims that her termination resulted from complaints made by her to management concerning (i) general allegations that Mattel did not account properly for sales and certain costs associated with sales; and (ii) more specific allegations that Mattel failed to account properly for certain royalty obligations to The Walt Disney Company ("Disney"). On September 26, 1996, a hearing was held regarding the Company's motion for summary adjudication of the plaintiff's public policy claim. The hearing was continued until December 5, 1996 pending deposition by the plaintiff of a former
Mattel officer.

The Company believes the allegations of the complaint in the Greenwald Action are without merit and intends to defend the action vigorously.

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

The Securities and Exchange Commission (the "Commission") has made inquiries of the Company regarding certain of Ms. Greenwald's allegations and the matters that are the subject of the report prepared for the Audit Committee, including in connection with a review of the Company's Annual Report on Form 10-K for the year ended December 31, 1995. On November 6, 1996, the staff of the Division of Corporation Finance of the Commission sent a letter to the Company questioning the Company's decisions not to accrue for certain royalty shortfalls and requesting supplemental information from the Company.
The Company believes that its accounting treatment, in which Price
Waterhouse LLP, the Company's independent auditors, concurred, was proper. The same conclusion was reached by Davis Polk and Ernst & Young in the report they prepared for the Audit Committee. However, had the Company made the accruals in question, the effect would have been to reduce the Company's net income by $7.7 million in 1994 (3.0% of net income) and $1.3 million in 1995 (0.4% of net income).

The staff of the Division of Corporation Finance has also requested further information from the Company concerning the foregoing subjects. The Company intends to respond to the staff's requests.


The Lewis Action
----------------

On April 23, 1996, a purported class and derivative action entitled Lewis v. Vogelstein et al. (Case No. 14954) was commenced in the Delaware Court of Chancery, New Castle County (the "Lewis Action") against the Company and its directors. The plaintiff alleges that the directors of the Company breached their fiduciary duties by causing the Company to adopt the Mattel 1996 Stock Option Plan (the "1996 Plan"). Specifically, the plaintiff alleges that the formula option grants to non-employee directors as permitted by the 1996 Plan constitute corporate waste. The complaint seeks (i) to have the case certified as a class action, (ii) to have the 1996 Plan declared void,
(iii) a preliminary and permanent injunction enjoining the grant of stock options to non-employee directors under the 1996 Plan, and (iv) attorney's fees. The 1996 Plan was approved by the Company's stockholders on May 8, 1996. Mattel's motion to dismiss the Lewis Action was heard on October 29, 1996. The court has taken the motion under advisement.

The Company believes the allegations of the complaint in the Lewis Action are without merit and intends to defend the action vigorously.

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
          --------

          10.1 Receivables Purchase Agreement dated September 13, 1996 among the Company, Mattel Sales Corp., Fisher-Price, Inc., and
                Bank of America N.T.S.A.

          10.2  Mattel, Inc. Amended & Restated 1996 Stock Option Plan

          10.3 Form of Option Agreement for Outside Directors under the Mattel, Inc Amended & Restated 1996 Stock Option Plan

          11.0  Computation of Income per Common and Common Equivalent Share


          27.0  Financial Data Schedule (EDGAR filing only)

     (b)  Reports on Form 8-K
          -------------------

          Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended September 30, 1996:

                                                      Financial
             Date of Report     Items Reported    Statements Filed
             ---------------    --------------    ----------------
             July    2, 1996          5, 7               None
             July   17, 1996          5, 7               None
             July   18, 1996          5, 7               None
             July   22, 1996          5                  None
             August  8, 1996          5, 7               None
             August 22, 1996          5, 7               None

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MATTEL, INC.
                                                  ------------
                                                  (Registrant)



Date:  As of November 14, 1996                    By: /s/ Kevin M. Farr
       -----------------------                        -----------------------
                                                      Kevin M. Farr
                                                      Senior Vice President
                                                      and Controller