Form 10-K
period 1996-12-31
MATTEL INC /DE/
filed 1997-03-17
CIK 63276

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-K



(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 14, 1997 was $7,086,336,967.

Number of shares outstanding of registrant's common stock as of March 14, 1997:
                Common Stock - $1 par value -- 271,247,348 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Mattel, Inc. Annual Report to Shareholders for the year ended December 31, 1996 (Incorporated into Parts I, II and IV).

2. Portions of the Mattel, Inc. 1997 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year (Incorporated into Part III).

================================================================================

                                   PART I
                                   ------


ITEM 1.     BUSINESS
-------     --------

     Mattel, Inc. designs, manufactures, markets and distributes a broad variety of toy products on a worldwide basis. The Company's business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines and to design and develop innovative new toys and product lines. New products have limited lives, ranging from one to three years, and generally must be updated and refreshed each year.

     Core brands have historically provided the company with relatively stable growth. The Company's principal core brands are: i) BARBIE fashion dolls and doll clothing and accessories; ii) FISHER-PRICE toys and juvenile products, including the POWER WHEELS line of battery-powered, ride-on vehicles; iii) the Company's Disney-licensed toys; and iv) HOT WHEELS vehicles and playsets; each of which has broad worldwide appeal.
Additional product lines consist of large dolls, including CABBAGE PATCH KIDS; preschool toys, including SEE `N SAY talking toys; the UNO and SKIP-BO card games; the SCRABBLE game, which the Company owns in markets outside of the United States and Canada; and other toy products. Revenues for 1996 of $3.8 billion were a record level for the Company.

     For 1997 and beyond, the Company plans to focus on those brands which have fundamental play patterns and worldwide appeal, are sustainable, and will deliver consistent profitability. Rather than only four core brands, emphasis will be placed upon six core categories of expertise. These categories are: Fashion Dolls (BARBIE); Infant and Preschool (FISHER-PRICE, Disney and SEE `N SAY); Entertainment (Disney and Nickelodeon); Wheels (HOT WHEELS); Large Dolls (CABBAGE PATCH KIDS); and Small Dolls (POLLY POCKET). Consummation of the proposed merger with Tyco Toys, Inc. ("Tyco"), which is discussed in detail below and in Note 7 to the Consolidated Financial Statements, will add, among other brands, SESAME STREET characters, MAGNA DOODLE and VIEW-MASTER to the Infant and Preschool category and MATCHBOX, Tyco Electric Racing and Tyco Radio Control to the Wheels category.

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

COMPETITION AND INDUSTRY BACKGROUND
-----------------------------------

     Competition in the toy industry is based primarily on price, quality and play value. In recent years, the toy industry has experienced rapid consolidation driven, in part, by the desire of industry competitors to offer a range of products across a broader variety of categories. In the United States, the Company competes with several large toy companies, including Hasbro, Inc. and Tyco Toys, Inc., as well as a number of smaller toy companies. (See "Significant Events.") The larger toy companies have pursued a strategy of focusing on core product lines. Core product lines are those lines which are expected to be marketed for an extended period of time, and which historically have provided relatively consistent growth in sales and profitability. By focusing on core product lines, toy manufacturers have been able to reduce their reliance on new product introductions and the associated risk and volatility. The juvenile products market, in which Fisher-Price is one of the leading companies, is more fragmented. The more significant competitors in this area include:
Gerry Baby Products Company; Century Products Company; Graco Children's Products, Inc.; Cosco, Inc.; and Evenflo Juvenile Furniture Company, Inc.

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

PRODUCTS
--------

     The Company has achieved consistent sales and earnings growth by focusing on a number of core brands supplemented by various new product introductions. The Company's principal core brands are BARBIE fashion dolls and doll clothing and accessories; FISHER-PRICE toys and juvenile products, including the POWER WHEELS line of battery-powered, ride-on vehicles; the Company's Disney-licensed toys; and HOT WHEELS vehicles and playsets, each of which has broad worldwide appeal. Additional product lines consist of large dolls, including CABBAGE PATCH KIDS; preschool toys, including SEE 'N SAY talking toys; the UNO and SKIP-BO games; the SCRABBLE game, which the Company owns in markets outside of the United States and Canada; and other toy products. Core brands are expected to be marketed for an extended period of time and historically have provided relatively consistent growth in sales and profitability. For the year ended December 31, 1996, principal core brands accounted for approximately 87% of gross sales. In order to provide greater flexibility in the manufacture and delivery of products, and as part of a continuing effort to reduce manufacturing costs, the Company has concentrated production of most of its core brands in Company-owned facilities and generally uses independent contractors for the production of non-core products.

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

     New product introductions in 1996 included Olympic Gymnast BARBIE [registered trademark] doll, Songbird BARBIE [registered trademark] doll, SHOPPIN' FUN [trademark] BARBIE [registered trademark] and KELLY
[registered trademark] dolls, BARBIE [registered trademark] DREAM HOUSE [registered trademark] Playset, a Victorian-style fold-up house, the addition of a series of plush puppies and a Cruella DeVil fashion doll based on the live action feature "101 Dalmations" to the Company's Disney line, HOT WHEELS [registered trademark] MEGA RIG [trademark], a construction vehicle that transforms into a construction site with working vehicles and play accessories, CONSTRUX [registered trademark] building sets, BARBIE [trademark] FASHION DESIGNER [trademark] CD ROM, FISHER-PRICE [registered trademark] WONDER TOOLS [trademark] and FISHER-PRICE [registered trademark] CREATIVE EFFECTS [trademark] instant camera and various children's products such as three-wheel strollers.

     New product introductions planned for 1997 include WORKIN' OUT [trademark] BARBIE [registered trademark] doll with special suction-cup shoes, Dentist BARBIE [registered trademark] doll, BARBIE [registered trademark] CRUISIN' CAR [trademark] motorized car which runs in preset drive patterns, MY VERY OWN [trademark] BARBIE [registered trademark] child size vanity, Talking BARBIE [trademark] doll with interactive CD ROM, BARBIE [trademark] computer screen saver CD ROM, CABBAGE PATCH KIDS [registered trademark] BRUSHING TEETH BABY [trademark] with real tooth brush and liquid gel, The Wubbulous World of Dr. Seuss plush and puppets, the addition of a series of fashion dolls and action figures based on the animated feature "Hercules" to the Company's Disney line, the addition of a series of Disney and Dr. Seuss themed puzzles to the Company's game brand, HOT WHEELS [registered trademark] X-V RACERS [trademark] motorized vehicles with charger, FISHER-PRICE [registered trademark] LITTLE PEOPLE [trademark] childrens play inside schoolhouse, FISHER-PRICE [registered trademark] SIDE-BY-SIDE WAGON [trademark] with seating for two children and FISHER- PRICE [registered trademark]
HIDEAWAY HOLLOW [trademark] forest-themed playsets with bunny family.

INTERNATIONAL OPERATIONS
------------------------

     Revenues from the Company's international operations represented approximately 37%, 39% and 40% of total consolidated revenues in 1996, 1995 and 1994, respectively. Generally, products marketed internationally are the same as those marketed domestically, although some are developed or adapted for particular international markets. The Company sells its products directly through its marketing operations in Argentina, Australia, Austria, the Benelux countries, Canada, Chile, Colombia, France, Germany, Greece, Italy, Japan, Mexico, New Zealand, Portugal, Scandinavia, Spain, Switzerland, the United Kingdom, Venezuela, and in certain areas of Eastern Europe and Asia. In addition to direct sales, the Company sells principally through distributors in certain parts of Latin America, the Middle East, South Africa and Southeast Asia. It also licenses some of its products to other toy companies for sale in various other countries. See "Licenses and Distribution Agreements."

     The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of the Company's international operations. The Company enters into foreign currency forward exchange contracts and swap agreements primarily as hedges of inventory purchases, sales and other intercompany transactions denominated in foreign currencies to limit the effect of exchange rate fluctuations on the Company's results of operations and cash flows. See "Financial Instruments." For financial information by geographic area, see Note 8 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.


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

     License agreements with third parties permit the Company to utilize the trademark, character or product of the licensor in its product line. A principal licensor is The Walt Disney Company, which licenses many of its characters and entertainment properties for use on the Company's products. The Company also has entered into license agreements with, among others, the following: Viacom International Inc. relating to its Nickelodeon properties; Bluebird Toys (UK) Ltd.; and Original Appalachian Artworks, Inc. A number of these licenses relate to product lines that are significant to the Company.

     Independent toy designers and developers bring products to the Company and are generally paid a royalty on the net selling price of products licensed by the Company. These independent toy designers may also create different products for other toy companies.

     The Company devotes substantial resources to product design and development. During the years ended December 31, 1996, 1995 and 1994, the Company expended approximately $126 million, $111 million and $93 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Note 10 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.


ADVERTISING AND PROMOTION
-------------------------

     The Company supports its product lines with extensive advertising and consumer promotions. Advertising continues at varying levels throughout the year and peaks during the Christmas season. Advertising includes television and radio commercials and magazine and newspaper ads.
Promotions include in-store displays, coupons, merchandising materials and major events focusing on products and tie-ins with various consumer product companies. To further promote the Company and its products, the Company participates in the attractions "It's A Small World" at Disneyland and Walt Disney World and "Autopia" and "Storybook Land" at Disneyland Paris under a ten and one-half year agreement with The Walt Disney Company. The Company also participates in toy stores in Disneyland, near Disneyland Paris and in the Disney Village Market Place near Walt Disney World. Separately, a total of twenty-six BARBIE Boutiques are located in F.A.O. Schwarz toy stores, including the "BARBIE on Madison" boutique at the F.A.O. Schwarz flagship store in New York City.

     During the years ended December 31, 1996, 1995 and 1994, Mattel spent approximately $614 million (16% of net sales), $584 million (16% of net sales) and $516 million (16% of net sales), respectively, on worldwide advertising and promotion.


MARKETING AND SALES
-------------------

     The Company's toy products are sold throughout the world. In the United States, the Company's products are distributed directly to large retailers, including discount and free-standing toy stores, chain stores and department stores, and other retail outlets and, to a limited extent, to wholesalers. Discount and free-standing toy stores continue to increase their market share. During the year ended December 31, 1996, Toys R Us and Wal-Mart accounted for approximately 22% and 12%, respectively, of worldwide consolidated net sales and were the only customers accounting for 10% or more of consolidated net sales.

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

     Mattel's manufacturing facilities are located in the states of California, Indiana, Kentucky, Georgia, and New York, and in the United Kingdom, Mexico, China, Indonesia, Malaysia and Italy. The Company also utilizes independent contractors to manufacture products in the United States, Mexico, the Far East and Australia. To protect the stability of its product supply, the Company produces many of its key products in more than one facility.

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


COMMITMENTS
-----------

     In the normal course of business, the Company enters into contractual arrangements to obtain and protect the Company's right to create and market certain toys and for future purchases of goods and services to ensure availability and timely delivery. Such arrangements include royalty payments pursuant to licensing agreements and commitments for future inventory purchases. Certain of these commitments routinely contain provisions for guaranteed or minimum expenditures during the terms of the contracts. Current and future commitments for guaranteed payments reflect the Company's focus on expanding its product lines through alliances with businesses in other industries, such as television and motion picture entertainment companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Commitments" and Note 6 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.


LICENSES AND DISTRIBUTION AGREEMENTS
------------------------------------

     The Company's level of licensing activity has expanded in recent years. Royalty expense during the years ended December 31, 1996, 1995 and 1994 was approximately $121 million, $104 million and $84 million, respectively. See Note 6 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.

     The Company also distributes products which are independently designed and manufactured.

FINANCIAL INSTRUMENTS
---------------------

     From time to time, the Company enters into foreign currency forward exchange contracts and swap agreements primarily as hedges for payment of inventory purchases, collection of sales and various other intercompany transactions. The contracts are intended to fix a portion of the Company's product cost and intercompany cash flows, and thereby moderate the impact of foreign currency fluctuations. The Company does not trade in financial instruments nor does it enter into contracts for speculative purposes.

     For additional information regarding foreign currency contracts, see "International Operations" above and Note 6 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.


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

     The Company maintains and periodically amends or replaces an unsecured revolving credit agreement with a commercial bank group that is utilized to finance the seasonal working capital requirements of its domestic and certain international operations. The agreement in effect during 1996, which was recently amended (see below), was renegotiated in the first quarter of 1996 to increase the total facility to $800.0 million from $650.0 million. Within the facility, up to $400.0 million was a standard revolving credit line available for advances and backup for commercial paper issuances (a five-year facility). Interest was charged at various rates selected by the Company not greater than the base rate charged by the agent bank, plus a commitment fee of up to .09% of the unused line available for advances. The remaining $400.0 million (a five-year facility) was available for nonrecourse purchases of certain trade accounts receivable of the Company by the commercial bank group providing the credit line. Outstanding receivables sold are reduced by collections and cannot exceed the $400.0 million at any time. The agreement required the Company to comply with certain financial covenants for consolidated debt-to-capital, interest coverage and tangible net worth levels.

     During 1996, the Company entered into and renewed agreements providing for up to $140.0 million of nonrecourse purchases of certain trade accounts receivable of the Company by a commercial bank at various purchase dates.

     Effective in March 1997, the Company amended its revolving credit agreement. The new agreement consists of unsecured facilities providing a total of $1.0 billion in seasonal financing from substantially the same group of commercial banks. The facilities provide for up to $600.0 million in advances and backup for commercial paper issuances (a five-year facility), and up to an additional $400.0 million (a five-year facility) for nonrecourse purchases of certain trade accounts receivable by the bank group. In connection with the agreement, the Company is to comply with certain financial covenants for consolidated debt-to-capital and interest coverage.

     The Company believes the amounts available to it under its revolving credit agreement and foreign credit lines will be adequate to meet its seasonal financing requirements.


RAW MATERIALS
-------------

     Packaging materials, mostly plastics and zinc, which are essential to the production and marketing of toy products, are currently in adequate supply. These and other raw materials are generally available from a number of suppliers.

     After very volatile pricing in the resin and packaging industries in 1995, 1996 saw a return to pricing stability. While management believes that resin and packaging prices have temporarily stabilized, there can be no assurance that the volatility experienced in 1995 will not return, resulting in a material impact on the Company's gross margins and earnings.


TRADEMARKS, COPYRIGHTS, AND PATENTS
-----------------------------------

     Most of the Company's products are sold under trademarks, trade names and copyrights and a number of those products incorporate patented devices or designs. Trade names and trademarks are significant assets of the Company in that they provide product recognition and acceptance worldwide.

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


EFFECTS OF INFLATION
--------------------

     Inflation rates in the US and major foreign countries in which the Company operates have not had a significant impact on operating results for the three years ended December 31, 1996. The US Consumer Price Index increased 3.3% in 1996, 2.5% in 1995, and 2.7% in 1994. The Company is afforded some protection from the impact of inflation as a result of high turnover of inventories and benefited from inflation on the repayment of fixed-rate liabilities during these periods.


EMPLOYEES
---------

     The total number of persons employed by the Company and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 1996, the Company's total number of employees, including its international operations, was approximately 26,000.

SIGNIFICANT EVENTS
------------------

     Accounting Matters
     ------------------

     In connection with a review of Mattel's Annual Report on Form 10-K for the year ended December 31, 1995, the staff of the Division of Corporation Finance of the Securities and Exchange Commission has made inquiries of Mattel regarding its accounting for certain matters during 1994 and 1995. In the course of that review, the staff identified two matters on which it disagrees with Mattel on the application of generally accepted accounting principles ("GAAP") to Mattel's accounting treatment under certain contracts with The Walt Disney Company ("Disney").

     The first relates to the timing of accrual of minimum royalty obligations to Disney under a contract relating to Mattel's sale of infant and preschool toys based on Disney characters (the "I&P Agreement"). The staff believes that under GAAP, Mattel should have accrued for a shortfall in those obligations during 1994 and 1995.

     The second relates to the appropriate method of amortizing payment obligations under contracts with Disney involving the placement of Mattel sponsored stores and sponsorship of attractions at Disney theme parks (the "Theme Parks Agreements"). The staff believes that under GAAP, the payments should have been amortized over the life of the Theme Parks Agreements by the straight-line method rather than at a rate based upon the pattern of usage and, accordingly, that certain adjustments made by Mattel during the fourth quarters of 1994 and 1995 were inappropriate.

     In addition, Mattel made an accounting error in closing out inventory hedge contracts in 1994 and 1995. Mattel recognized the resulting gain during the period the hedge contracts were closed rather than during the period the related inventory was sold as required by GAAP. This affected the timing of income during the period 1994-96, but has no impact at the end of the period or going forward or on the amount of Mattel's income during the period.

     While Mattel believes that its accounting treatment for the first two matters discussed above was correct, it decided to make a catch-up adjustment to results in the fourth quarter of 1996 in the amount of $21.8 million before taxes, or $15.1 million after taxes ($0.05 per share). Application of the staff's interpretation during 1994-96 would have decreased Mattel's reported pre-tax income in 1994 and 1995 and increased its reported pre-tax income in 1996 as follows:

          (i) for 1994, a reduction in pre-tax income of $19.5 million (5.2% of pre-tax income), from $393.6 million to $374.2 million, of which $11.8 million is attributable to the I&P Agreement, $4.9 million is attributable to the Theme Parks Agreements and $2.8 million is attributable to hedge accounting, and of which $10.8 million (20.5% of pre-tax income) is applicable to the fourth quarter;

          (ii) for 1995, a reduction in pre-tax income of $8.2 million (1.6% of pre-tax income), of which $2.0 million is attributable to the I&P Agreement, $3.3 million is attributable to the Theme Parks Agreements and $2.9 million is attributable to hedge accounting, and of which $4.0 million (2.5% of pre-tax income) is applicable to the fourth quarter; and

          (iii) for 1996, an increase in pre-tax income of $5.9 million (1.0% of pre-tax income), of which $0.7 million is attributable to the Theme Parks Agreements and $5.6 million is applicable to hedge accounting, offset by $0.4 million attributable to the I&P Agreement.

     Mattel's accounting treatment for royalty obligations under the I&P Agreement and payments under the Theme Parks Agreements was determined with the concurrence of Mattel's independent auditors, Price Waterhouse. Mattel's accounting treatment for the royalty shortfall under the I&P Agreement and the 1994 adjustment to its payment obligations under the Theme Parks Agreements were also reviewed by a second accounting firm, Ernst & Young, whose views with respect to the accounting treatment of such matters were reflected in an independent report prepared by the law firm of Davis Polk & Wardwell for the Audit Committee of Mattel's Board of Directors. That report to the Audit Committee also concluded that Mattel's accounting treatment for these matters was in accordance with GAAP. While Mattel continues to believe its original accounting treatment was appropriate, Mattel has taken the fourth quarter charge described above.

     The Tyco Merger
     ---------------

     Mattel and Tyco are continuing to progress towards their previously announced merger (the "Merger"). Tyco has established a meeting date of March 18, 1997 for its stockholders to vote on the proposed Merger. Consummation of the Merger is conditioned upon, among other things, the absence of any preliminary or permanent injunction or other order issued by any court or other judicial or administrative body or competent jurisdiction which prohibits or prevents the consummation of the Merger.

     Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and the rules promulgated thereunder, the Merger may not be consummated until notifications have been given and certain information has been furnished to the Antitrust Division of the United States Department of Justice (the "Antitrust Division") and the United States Federal Trade Commission (the "FTC") and specified waiting periods have expired. On November 25, 1996, Tyco and Mattel each filed a Notification and Report Form for review under the HSR Act with the FTC and the Antitrust Division. On December 23, 1996, the FTC submitted to Mattel and Tyco a request for additional information and documentary material (the "Second Request"). Mattel and Tyco responded to the Second Request on February 18, 1997.

     Mattel and Tyco do not believe that any additional governmental filings in the United States, other that a Certificate of Merger to be filed in Delaware, are required with respect to the Merger. At any time before or after consummation of the Merger, the FTC or the Antitrust Division or certain private parties could take such action under the antitrust laws as they deem necessary or desirable, including seeking divestiture of substantial assets of Tyco or Mattel.

     Mattel and Tyco do not believe that the consummation of the Merger will result in a violation of any applicable antitrust laws. However, there can be no assurance that a challenge to the Merger on antitrust grounds will not be made or, if such a challenge is made, of the result.

     Based upon recent discussions between Mattel and Tyco with respect to their respective businesses and general conditions in the toy industry and the economy as a whole, Mattel currently expects that the combined net sales of Mattel and Tyco for the first full year of combined operations after the Merger (assumed to be the fiscal year ending December 31, 1998) will be $5 billion. Such estimate assumes that the overall net sales of each of Mattel and Tyco will grow at an average rate of 7% per year from their combined historical base. The foregoing projection is based upon management's best estimate of future performance based upon the information available to it at this time; however, such projection is based upon numerous assumptions with respect to industry performance, general business, financial, market and economic conditions and other matters, many of which are beyond the control of Mattel and Tyco. Investors are strongly cautioned not to attribute undue certainty to management's projections. Mattel has no present intention to update the foregoing projection.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The executive officers of the Company, all of whom are appointed annually by the Board of Directors and serve at the pleasure of the Board, are as follows:

                                                                  EXECUTIVE
                                                                   OFFICER
        NAME             AGE               POSITION                 SINCE
---------------------    ---    -------------------------------   ---------
John W. Amerman           65    Chairman of the Board                  1980

Jill E. Barad             45    President & Chief Executive            1984
                                Officer and a Director of
                                Mattel, Inc.

Bruce L. Stein            42    President, Mattel Worldwide            1996
                                and a Director of Mattel, Inc.

Astrid Autolitano         58    President, Mattel International        1996

Byron Davis               49    President, Fisher-Price, Inc.          1995

Joseph C. Gandolfo        54    President, Mattel Worldwide            1990
                                Manufacturing Operations

Ned Mansour               48    President, Corporate Operations        1992
                                and a Director of Mattel, Inc.

William J. Quinlan        52    President, ARCO TOYS                   1995

Francesca Luzuriaga       42    Executive Vice President &             1994
                                Chief Financial Officer


                                 14


Glenn Bozarth             43    Senior Vice President,                 1997
                                Corporate Communications

Kevin M. Farr             39    Senior Vice President                  1996
                                & Controller

Douglas Glen              49    Senior Vice President                  1997
                                & Chief Strategy Officer

E. Joseph McKay           56    Senior Vice President, Human           1993
                                Resources

John T. Phippen           52    Senior Vice President &                1995
                                Chief Information Officer

Barnett Rosenberg         52    Senior Vice President,                 1996
                                General Counsel & Secretary

William Stavro            57    Senior Vice President                  1993
                                & Treasurer

Mr. Amerman has been Chairman of the Board since February 1987 and a member of the Board of Directors since November 1985. On December 31, 1996, he retired as Chief Executive Officer.

Ms. Barad has been President & Chief Executive Officer since January 1997 and a member of the Board of Directors since November 1991. From August 1992 until December 1996, she was President and Chief Operating Officer. From December 1989 until August 1992, she was President, Mattel USA. Prior to that she served in various executive positions in the Marketing, Product Design and Product Development areas.

Mr. Stein has been President, Mattel Worldwide and a member of the Board of Directors since August 1996. From October 1995 to August 1996 he served as President and Chief Executive Officer of Sony Interactive Entertainment. From November 1994 to October 1995, he was a consultant for DreamWorks SKG and Mandalay Entertainment. From June, 1994 to October, 1994, he served as President and Chief Operating Officer of Marvel Entertainment Group. Prior to that, he served as President of the Kenner Products division of Hasbro, Inc. from 1990 to June, 1994.

Ms. Autolitano has been President, Mattel International since September 1996. From August 1995 to September 1996, she served as Executive Vice President-Latin America and Mexico. Prior to that, she served as Senior Vice President-Latin America and Mexico from December 1989 to August 1995.

Mr. Davis has been President, Fisher-Price, Inc. since April 1995. From March 1993 to April 1995, he served as President - Toys, Fisher-Price. Prior to that, he served as Senior Vice President - Sales, Fisher-Price from June 1991 to March 1993.

Mr. Gandolfo has been President, Mattel Worldwide Manufacturing Operations since April 1990.

Mr. Mansour has been President, Corporate Operations and a member of the Board of Directors since August 1996. From April 1991, he served in several senior managerial positions at Mattel, including President, Mattel-USA, Chief Administrative Officer, General Counsel and Secretary.

Mr. Quinlan has been President, ARCO TOYS since January 1992.

Ms. Luzuriaga has been Executive Vice President & Chief Financial Officer since December 1995. From March 1989 until December 1995, she served in several senior managerial positions at Mattel, including Controller, Treasurer and Executive Vice President, Finance.

Mr. Bozarth has been Senior Vice President, Corporate Communications since February 1996. From June 1990 to February 1996, he served as Vice President, Corporate Communications.

Mr. Farr has been Senior Vice President and Controller since September 1996. From June 1993 to September 1996, he served as Vice President, Tax. Prior to that, he served as Senior Director, Taxes from August 1992 to June 1993.

Mr. Glen has been Senior Vice President & Chief Strategy Officer since February 1997. From August 1994 through February 1997, he served as President of Mattel Media. From March 1992 through August 1994, he was Group Vice President, Business Development and Strategic Planning, for Sega of America.

Mr. McKay has been Senior Vice President, Human Resources since November 1993. From December 1991 until November 1993, he was Vice President, Human Resources. He was Senior Director, Human Resources from March 1991 to December 1991. Prior to that he was Vice President, Human Resources-Administration of Mileage Plus, Inc.

Mr. Phippen has been Senior Vice President & Chief Information Officer since June 1993. From February 1991 to June 1993, he served as Senior Vice President, Information Systems.

Mr. Rosenberg has been Senior Vice President, General Counsel and Secretary since August 1996. From June 1992 to August 1996, he served as Deputy General Counsel and Assistant Secretary of Pitney Bowes, Inc. Prior to that, he was in private law practice with Morgan, Lewis & Bockius from July 1990 to June 1992.

Mr. Stavro has been Senior Vice President & Treasurer since May 1995. From November 1993 to May 1995, he was Vice President & Treasurer. From March 1992 to November 1993, he was Vice President & Assistant Treasurer. Prior to that he was Assistant Treasurer for more than five years.

ITEM 2.     PROPERTIES
-------     ----------

     Mattel owns its corporate headquarters consisting of approximately 335,000 square feet in El Segundo, California, which is subject to a $45.0 million mortgage. Mattel also leases buildings in El Segundo consisting of approximately 350,000 square feet, which are primarily used for its design and development and audio visual departments. Fisher-Price owns its headquarters facilities in East Aurora, New York, consisting of approximately 290,000 square feet.

     The Company maintains sales offices in California, Illinois, New York and Texas, and warehouse and distribution facilities in California, Georgia, Indiana, Kentucky, Tennessee and Texas. The Company owns a computer facility in Phoenix, Arizona. Internationally, the Company has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Canada, Colombia, Chile, Denmark, France, Germany, Greece, Hong Kong and in certain other areas of Asia, Italy, Mexico, The Netherlands, New Zealand, Poland, Spain, Switzerland, the United Kingdom and Venezuela. The Company's principal manufacturing facilities are located in China, Indonesia, Italy, Malaysia, Mexico, the United Kingdom and the United States. See "Manufacturing."

     Most of the Company's facilities are occupied under leases and, for the most part, are fully utilized, although excess manufacturing capacity exists from time to time based on product mix and demand. With respect to leases which are scheduled to expire during the next twelve months, the Company may negotiate new lease agreements, renew leases or utilize alternative facilities.


ITEM 3.     LEGAL PROCEEDINGS
-------     -----------------

     THE GREENWALD LITIGATION AND RELATED MATTERS
     --------------------------------------------

     On October 13, 1995, Michelle Greenwald filed a complaint (Case No. YC 025 008) against the Company in Superior Court of the State of California, County of Los Angeles (the "Greenwald Action"). The plaintiff is a former Mattel employee who was terminated by the Company in July 1995. The complaint seeks $50 million in general and special damages, plus punitive damages, for (i) breach of oral, written and implied contract, (ii) wrongful termination in violation of public policy and (iii) violation of California Labor Code Section 970. The plaintiff claims that her termination resulted from complaints made by her to management concerning
(i) general allegations that Mattel did not account properly for sales and certain costs associated with sales; and (ii) more specific allegations that Mattel failed to account properly for certain royalty obligations to Disney. On December 5, 1996, the Company's motion for summary adjudication of the plaintiff's public policy claim was granted. On February 10, 1997, Ms. Greenwald filed a writ seeking appeal of the court's order granting the motion. On February 20, 1997 the writ was denied. The Company has filed a motion for summary judgment on the remaining causes of action. The motion is scheduled for hearing on April 15, 1997.

     The Company believes the allegations of the complaint in the Greenwald Action to be without merit and intends to defend the action vigorously.

     In April 1996 the Audit Committee of the Company's Board of Directors commenced an investigation with the assistance of the law firm of Davis Polk & Wardwell ("Davis Polk") and the accounting firm of Ernst & Young. In July 1996, Davis Polk and Ernst & Young issued a report to the Audit Committee in which they stated that they had found no evidence that Mattel accounted for sales and costs associated with sales in a manner which is inconsistent with generally accepted accounting principles ("GAAP"). With respect to Disney royalty obligations, Davis Polk and Ernst & Young concluded that Mattel's accounting treatment for the Disney royalties represented a reasonable application of GAAP given the facts and circumstances as they existed at the time the accounting decisions were made. See "Significant Events."

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

     Mattel's motion to dismiss the Lewis Action was heard on October 29, 1996. In an opinion released on March 7, 1997, the court held that there was no merit to the plaintiff's claim that the proxy disclosure provided to stockholders regarding their approval of the 1996 Plan was defective. However, the court let stand the plaintiff's claim that the non-employee director option grants constituted corporate waste. In particular, the court focused on the one-time grants which directors receive upon initially joining the Board. These are options to purchase 15,000 shares which vest immediately and have a ten-year term; provided, however, that such options terminate sixty days after the director ceases to be a member of the Board, for whatever reason.

     The Company believes the allegations of the complaint in the Lewis Action to be without merit and intends to defend the action vigorously.

     ENVIRONMENTAL
     -------------

     The Company's Fisher-Price subsidiary has executed a consent order with the State of New York involving a remedial action/feasibility study for voluntary cleanup of contamination at one of its manufacturing plants. The ultimate liability associated with this cleanup presently is estimated to be less than $1,425,000, approximately $873,500 of which has been incurred through December 31, 1996.

     GENERAL
     -------

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

     As of March 1, 1997, the Company had approximately 42,000 holders of record of its common stock.

     The Company paid dividends on its Common Stock of $0.038 per share in January 1995, $0.048 per share in April, July and October 1995 and January 1996, and $0.060 per share in April, July and October 1996. The payment of dividends on the Common Stock is at the discretion of the Company's Board of Directors and is subject to customary limitations. The dividends have been adjusted to reflect five-for-four stock splits which the Company declared on its common stock to holders of record on January 6, 1995 and February 16, 1996.


ITEM 6.     SELECTED FINANCIAL DATA
-------     -----------------------

     The information under the caption "Five-Year Financial Summary" on page 37 in the Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------     RESULTS OF OPERATIONS
            ---------------------------------------------------------------

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 38 through 41 in the Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------     -------------------------------------------

     The consolidated financial statements of Mattel, Inc. and Subsidiaries, together with the report of Price Waterhouse LLP dated February 5, 1997, included on pages 42 through 61 in the Annual Report to Shareholders are incorporated herein by reference.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------     FINANCIAL DISCLOSURE
            ---------------------------------------------------------------

     None

                                   PART III
                                   --------


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------    --------------------------------------------------

     Information required under this Item relating to members of the Board of Directors is incorporated by reference herein from the Company's 1997 Notice of Annual Meeting of Stockholders and Proxy Statement. The information with respect to executive officers of the Company appears under the heading "Executive Officers of the Registrant" in Part I herein.


ITEM 11.    EXECUTIVE COMPENSATION
--------    ----------------------

     The information required under this Item is incorporated by reference herein from the Company's 1997 Notice of Annual Meeting of Stockholders and Proxy Statement.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

     The information required under this Item is incorporated by reference herein from the Company's 1997 Notice of Annual Meeting of Stockholders and Proxy Statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

     The information required under this Item is incorporated by reference herein from the Company's 1997 Notice of Annual Meeting of Stockholders and Proxy Statement.

                                   PART IV
                                   -------


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K
--------    -------------------------------------------------------

      (a)   The following documents are filed as part of this report:

                                                               Annual Report
                                                               Page Number(1)
                                                               -------------
(1)    Financial Statements

                 Consolidated Balance Sheets as of                     42-43
                 December 31, 1996 and 1995

                 Consolidated Statements of Income for                    44
                 the years ended December 31, 1996,
                 1995 and 1994

                 Consolidated Statements of Cash Flows for                45
                 the years ended December 31, 1996,
                 1995 and 1994

                 Consolidated Statements of Shareholders'                 46
                 Equity for the years ended December 31, 1996, 1995 and 1994

                 Notes to Consolidated Financial Statements            47-59

                 Report of Price Waterhouse LLP, Independent              61
                 Accountants to the Company


   1
     Incorporated by reference from the indicated pages of the Annual Report to Shareholders for the year ended December 31, 1996. With the exception of the information incorporated by reference in Items 1, 5, 6, 7, 8 and 14 of this report, the Annual Report to Shareholders is not deemed filed as part of this report.

(2) Financial Statement Schedule for the years ended December 31, 1996, 1995 and 1994 (1)

       Schedule II - Valuation and Qualifying Accounts and Allowances


(3)    Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

       3.0 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.0 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1993)

       3.1    Certificate of Amendment of Restated Certificate of
              Incorporation of the Company (incorporated by reference to Exhibit B to the Company's Proxy Statement dated March 23,
              1996)

       3.2 By-laws of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

       4.0 Rights Agreement, dated as of February 7, 1992, between the Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated February 12, 1992)

              (The Company has not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of the total assets of the Company. Copies of such agreements will be provided to the Securities and Exchange Commission upon request.)

       10.0 First Amended and Restated Credit Agreement dated as of March 13, 1997 among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as Agent (to be filed on a Current Report on Form 8-K)

       10.1 Transfer and Administration Agreement dated as of March 11, 1997 among the Company, Mattel Factoring, Inc., the Banks named therein and NationsBank of Texas, N.A., as Agent (to be filed on a Current Report on Form 8-K)

       10.2 Receivables Purchase Agreement dated as of September 13, 1996 among the Company, Mattel Sales Corp., Fisher-Price, Inc., and Bank of America N.T.S.A. (incorporated by reference to Exhibit
              10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)







       1
        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       10.3 Stock Subscription Warrant dated as of June 28, 1991 between Fisher-Price, Inc. and certain investors (incorporated by reference to Exhibit 4(c) to Fisher-Price's Report on Form 10-K for the transition period from July 1, 1991 to December 29,
              1991)

       10.4 Distribution Agreement dated April 11, 1996 among the Company, Morgan Stanley & Co. Incorporated and CS First Boston Corporation (incorporated by reference to Exhibit 99.0 to the Company's Current Report on Form 8-K dated April 11, 1996)

       10.5 Indenture dated as of February 15, 1996 between the Company and Chemical Trust Company of California, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 11, 1996)

       10.6* Form of Underwriting Agreement among the Company, Morgan Stanley & Co. Incorporated and CS First Boston Corporation

Executive Compensation Plans and Arrangements of the Company
------------------------------------------------------------

       10.7 Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers (incorporated by reference to Exhibit B to Notice of Annual Meeting of Stockholders of the Company dated March 24, 1987)

       10.8 Form of Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

       10.9 Form of Amended & Restated Employment Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

       10.10# Amended and Restated Employment Agreement dated July 29, 1996 between the Company and Jill E. Barad

       10.11# Employment Agreement dated September 23, 1996 between the
              Company and John W. Amerman

       10.12# Amended and Restated Employment Agreement dated September 9,
              1996 between the Company and Joseph C. Gandolfo

       10.13# Amended and Restated Employment Agreement dated July 29, 1996 between the Company and Ned Mansour

       10.14* Employment Agreement dated December 20, 1996 between the
              Company and Bruce L. Stein

       10.15 Mattel, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.16 Mattel, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.17 Mattel, Inc. Financial Security Program Agreement for certain officers (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement No. 2-95161 on Form S-1, filed January 7, 1985)

       10.18 Form of Deferred Compensation Plan for Directors (incorporated by reference to Exhibit No. 10.11 of Amendment No. 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1987)

       10.19 Mattel, Inc. 1990 Stock Option Plan (the "1990 Plan") (incorporated by reference to Exhibit A to the Notice of Annual Meeting of Stockholders and Proxy Statement of the Company dated March 15, 1990)

       10.20 Amendment No. 1 to the Mattel, Inc. 1990 Stock Option Plan (incorporated by reference to the information under the heading "Amendment to Mattel 1990 Stock Option Plan" on page F-1 of the Joint Proxy Statement/Prospectus of the Company and Fisher-Price included in the Company's Registration Statement on Form S-4, Registration Statement No. 33-50749)

       10.21 Amendment No. 2 to the Mattel 1990 Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 22, 1995)

       10.22 Notice of Grant of Stock Options and Grant Agreement for the 1990 Plan (incorporated by reference to Exhibit 99.0 to the Company's Current Report on Form 8-K dated May 31, 1994)

       10.23 Grant Agreement for a Non-Qualified Stock Option for the 1990 Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 31, 1994)

       10.24 Form of Restricted Stock Award Agreement under the 1990 Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1993)

       10.25 Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the "1996 Plan") (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996)

       10.26 Form of Option Agreement for Outside Directors under the 1996 Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996)

       10.27* Form of Option Agreement under the 1996 Plan

       10.28 Mattel, Inc. Supplemental Executive Retirement Plan effective as of October 7, 1990 (incorporated by reference to Exhibit
              10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990)

       10.29 Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan as of May 1, 1996 (incorporated by reference to
              Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996)

       10.30 Description of the Mattel, Inc. Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.16 to the Mattel, Inc. Annual Report on Form 10-K for the year ended December 31, 1991)

       10.31 Fisher-Price, Inc. Matching Savings Plan, 1994 Restatement (incorporated by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K dated March 21, 1995)

       10.32 The Fisher-Price, Inc. Pension Plan (1989 Restatement) (incorporated by reference to Exhibit 10(l) to Fisher-Price's Registration Statement on Form 10 dated June 28, 1991)

       10.33 Mattel, Inc. Personal Investment Plan, 1993 Restatement (incorporated by reference to Exhibit 99.9 to the Company's Current Report on Form 8-K dated March 21, 1995)

       10.34 First Amendment to the Mattel, Inc. Personal Investment Plan, 1993 Restatement (incorporated by reference to Exhibit 99.10 to the Company's Current Report on Form 8-K dated March 21, 1995)

       10.35 Second Amendment to the Mattel, Inc. Personal Investment Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1995)

       10.36 Third Amendment to the Mattel, Inc. Personal Investment Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1995)

       10.37 Fourth Amendment to the Mattel, Inc. Personal Investment Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

       10.38 Fifth Amendment to the Mattel, Inc. Personal Investment Plan, 1993 Restatement (incorporated by reference to Exhibit 99.0 to the Company's Current Report on Form 8-K dated February 14,
              1997)

       10.39 Mattel, Inc. Hourly Employee Personal Investment Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated February 20, 1996)

       10.40 First Amendment to the Mattel, Inc. Hourly Employee Personal Investment Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 14,
              1997)

       11.0*  Computation of Income per Common and Common Equivalent Share

       13.0* Pages 36 through 63 of the Mattel, Inc. Annual Report to Shareholders for the year ended December 31, 1996

       21.0*  Subsidiaries of the Registrant

       23.0*  Consent of Price Waterhouse LLP

       24.0*  Power of Attorney (on page 30 of Form 10-K)

       27.0*  Financial Data Schedule (EDGAR filing only)

       (b)    Reports on Form 8-K

              Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended December 31, 1996:

                                                          Financial
                Date of Report      Items Reported    Statements Filed
              ------------------    --------------    ----------------
              October 15, 1996           5, 7               None
              November 21, 1996          5, 7               None
              November 22, 1996          5, 7               None

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


-------------------
       * Filed herewith.
       # Certain portions of this Exhibit were omitted from the copies filed as part of this Annual Report on Form 10-K. Complete copies of this Exhibit have been filed separately, together with an application to obtain confidential treatment with respect thereto.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MATTEL, INC.
                                              Registrant

                                              By: /s/ Kevin M. Farr
                                                  -------------------------
                                                  KEVIN M. FARR
                                                  Senior Vice President and
        Date: As of March 17, 1997                Controller
              --------------------

                            POWER OF ATTORNEY
                            -----------------


     We, the undersigned directors and officers of Mattel, Inc. do hereby severally constitute and appoint Jill E. Barad, Ned Mansour, Robert Normile, Barnett Rosenberg, Leland P. Smith and John L. Vogelstein, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                          Date
---------                    -----                          ----
/s/ John W. Amerman          Chairman of the Board          March 17, 1997
-------------------
JOHN W. AMERMAN

/s/ Francesca Luzuriaga      Executive Vice President       March 17, 1997
-----------------------      and Chief Financial Officer
FRANCESCA LUZURIAGA          (principal financial officer)

/s/ Jill E. Barad            Director, President and        March 17, 1997
-----------------            Chief Executive Officer
JILL E. BARAD


                                     30

Signature                    Title                          Date
---------                    -----                          ----
/s/ Harold Brown             Director                       March 17, 1997
----------------
HAROLD BROWN

/s/ James A. Eskridge        Director                       March 17, 1997
---------------------
JAMES A. ESKRIDGE

/s/ Tully M. Friedman        Director                       March 17, 1997
---------------------
TULLY M. FRIEDMAN

/s/ Ronald M. Loeb           Director                       March 17, 1997
------------------
RONALD M. LOEB

/s/ Ned Mansour              Director and President,        March 17, 1997
---------------              Corporate Operations
NED MANSOUR

/s/ Edward H. Malone         Director                       March 17, 1997
--------------------
EDWARD H. MALONE

/s/ Edward N. Ney            Director                       March 17, 1997
-----------------
EDWARD N. NEY

/s/ William D. Rollnick      Director                       March 17, 1997
-----------------------
WILLIAM D. ROLLNICK

/s/ Christopher A. Sinclair  Director                       March 17, 1997
---------------------------
CHRISTOPHER A. SINCLAIR

/s/ Bruce L. Stein           Director and President,        March 17, 1997
------------------           Mattel Worldwide
BRUCE L. STEIN

/s/ John L. Vogelstein       Director                       March 17, 1997
----------------------
JOHN L. VOGELSTEIN


                                     31

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE
                       ---------------------------------



To the Board of Directors of Mattel, Inc.


     Our audits of the consolidated financial statements referred to in our report dated February 5, 1997 appearing on page 61 of the December 31, 1996 Annual Report to Shareholders of Mattel, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial
Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PRICE WATERHOUSE LLP
------------------------
Los Angeles, California
February 5, 1997

                           MATTEL, INC. AND SUBSIDIARIES            SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

                                 (In thousands)

                           Balance at   Additions                       Balance
                           Beginning    Charged to          Net          at End
                            of Year     Operations      Deductions      of Year
                           ----------   ----------      ----------      --------
Allowance for
   Doubtful Accounts
--------------------
Year Ended
   December 31, 1996         $ 10,788     $ 18,098      $ (14,532)(a)   $ 14,354

Year Ended
   December 31, 1995           16,100       14,682        (19,994)(a)     10,788

Year Ended
   December 31, 1994           21,024        7,282        (12,206)(a)     16,100



Allowance for
   Inventory Obsolescence
-------------------------
Year Ended
   December 31, 1996         $ 22,751     $ 59,737      $ (55,351)(b)   $ 27,137

Year Ended
   December 31, 1995           28,536       40,368        (46,153)(b)     22,751

Year Ended
   December 31, 1994           19,432       37,039        (27,935)(b)     28,536



(a) Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.

(b) Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw material write-downs and currency translation adjustments.

                                     33
