Form 10-Q
period 1997-03-31
MATTEL INC /DE/
filed 1997-05-14
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarterly period ended March 31, 1997
                                                     --------------

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


Yes [X]   No [_]


Number of shares outstanding of registrant's common stock as of May 12, 1997:
                Common Stock - $1 par value -- 291,535,164 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 March 31,      March 31,        Dec. 31,
(In thousands)                                     1997           1996             1996
--------------                                  -----------    -----------     -----------
ASSETS
Current Assets
  Cash                                          $   144,659    $    68,036     $   550,271
  Accounts receivable, net                          977,479        888,849         948,940
  Inventories                                       512,847        498,197         444,178
  Prepaid expenses and other current assets         193,636        203,337         195,673
                                                -----------    -----------     -----------
    Total current assets                          1,828,621      1,658,419       2,139,062
                                                -----------    -----------     -----------
Property, Plant and Equipment
  Land                                               32,144         25,504          30,864
  Buildings                                         216,291        203,488         216,523
  Machinery and equipment                           443,138        391,776         438,969
  Capitalized leases                                 25,498         26,832          26,512
  Leasehold improvements                             72,826         63,959          69,732
                                                -----------    -----------     -----------
                                                    789,897        711,559         782,600

  Less: accumulated depreciation                    333,885        293,771         323,096
                                                -----------    -----------     -----------
                                                    456,012        417,788         459,504

  Tools, dies and molds, net                        152,338        137,872         156,777
                                                -----------    -----------     -----------
    Property, plant and equipment, net              608,350        555,660         616,281
                                                -----------    -----------     -----------
Other Noncurrent Assets
  Intangible assets, net                            596,883        623,723         611,410
  Sundry assets                                     227,860        167,109         214,389
                                                -----------    -----------     -----------
                                                $ 3,261,714    $ 3,004,911     $ 3,581,142
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

Consolidated results for all periods have been restated retroactively for the effects of the March 1997 merger with Tyco Toys, Inc. ("Tyco"), accounted for as a pooling of interests.  See Note 6.

                                            2

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 March 31,      March 31,        Dec. 31,
(In thousands, except share data)                  1997           1996             1996
---------------------------------               -----------    -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                         $    16,865   $    82,370      $    28,924
  Current portion of long-term liabilities          105,393         2,627          106,596
  Accounts payable                                  180,816       174,270          312,378
  Accrued liabilities                               532,025       315,408          510,691
  Income taxes payable                              113,358       133,835          183,288
                                                -----------   -----------      -----------
    Total current liabilities                       948,457       708,510        1,141,877
                                                -----------   -----------      -----------
Long-Term Liabilities
  6-7/8% Senior Notes due 1997                            -        99,791                -
  6-3/4% Senior Notes due 2000                      100,000       100,000          100,000
  Senior Subordinated Notes                         126,500       126,500          126,500
  Medium-Term Notes                                 260,000       220,000          220,000
  Mortgage notes                                     43,962        48,080           47,600
  Other                                             146,101       134,986          139,242
                                                -----------   -----------      -----------
    Total long-term liabilities                     676,563       729,357          633,342
                                                -----------   -----------      -----------
Shareholders' Equity
  Preferred stock, Series B $1.00 par value,
   $1,050.00 liquidation value per share,
   0.1 million shares authorized, issued
   and outstanding                                       54            53               54
  Preferred stock, Series C $1.00 par value,
   $125.00 liquidation value per share,
   0.8 million shares authorized, issued and
   outstanding as of March 31, 1997 and
   December 31, 1996                                    773             -              773
  Common stock $1.00 par value, 600.0 million
   shares authorized at March 31, 1997 and
   December 31, 1996 and 300.0 million shares
   authorized at March 31, 1996; 296.7 million
   shares issued at March 31, 1997 and 296.1
   million shares issued at March 31, 1996 and
   December 31, 1996                                296,729       296,091          296,091
  Additional paid-in capital                        512,463       419,265          518,296
  Treasury stock at cost; 4.8 million shares,
    2.1 million shares and 8.1 million shares,
    respectively                                   (127,299)      (48,384)        (215,999)
  Retained earnings                               1,069,971       997,702        1,293,653
  Currency translation and other
    adjustments                                    (115,997)      (97,683)         (86,945)
                                                -----------   -----------      -----------
    Total shareholders' equity                    1,636,694     1,567,044        1,805,923
                                                -----------   -----------      -----------
                                                $ 3,261,714   $ 3,004,911      $ 3,581,142
                                                ===========   ===========      ===========

See accompanying notes to consolidated financial information.

Consolidated results for all periods have been restated retroactively for the effects of the March 1997 merger with Tyco, accounted for as a pooling of interests.  See Note 6.

                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                                                         For the
                                                    Three Months Ended
                                                  ----------------------
                                                   March 31,   March 31,
(In thousands, except per share amounts)             1997        1996
----------------------------------------          ----------  ----------
Net Sales                                         $  693,520  $  683,999
Cost of sales                                        370,709     361,125
                                                  ----------  ----------
Gross Profit                                         322,811     322,874

Advertising and promotion expenses                   102,626     100,104
Other selling and administrative expenses            185,286     169,581
Interest expense                                      19,636      19,893
Integration and restructuring costs                  275,000           -
Other expense, net                                     7,882       4,499
                                                  ----------  ----------
Income (Loss) Before Income Taxes                   (267,619)     28,797
(Benefit) provision for income taxes                 (62,995)      8,263
                                                  ----------  ----------
Net Income (Loss)                                   (204,624)     20,534
Less: preferred stock dividend requirements            2,840         827
                                                  ----------  ----------
Net Income (Loss) Applicable to Common Shares     $ (207,464) $   19,707
                                                  ==========  ==========

Primary Income (Loss) Per Common And Common
  Equivalent Share
-------------------------------------------

Net income (loss)                                 $    (0.72) $     0.07
                                                  ==========  ==========
Average number of common and common
 equivalent shares                                   288,382     298,858
                                                  ==========  ==========

Dividends Declared Per Common Share               $     0.06  $     0.06
                                                  ==========  ==========

See accompanying notes to consolidated financial information.

Consolidated results for all periods have been restated retroactively for the effects of the March 1997 merger with Tyco, accounted for as a pooling of interests. See Note 6.

                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  For the
                                                                             Three Months Ended
                                                                          -----------------------
                                                                           March 31,    March 31,
(In thousands)                                                               1997         1996
--------------                                                            ----------   ----------
Cash Flows From Operating Activities:
-------------------------------------
  Net income (loss)                                                       $ (204,624)  $   20,534
    Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Depreciation                                                             45,426       33,844
     Amortization                                                              8,550        9,299
     Increase (decrease) from changes in net assets and liabilities:
       Accounts receivable                                                   (48,626)      (4,794)
       Inventories                                                           (79,391)     (92,009)
       Prepaid expenses and other current assets                               6,577        6,369
       Accounts payable, accrued liabilities and income taxes payable       (147,754)    (321,053)
       Deferred compensation and other retirement plans                        5,908          (15)
       Deferred income taxes                                                 (16,009)      (6,497)
       Other, net                                                                279        1,581
                                                                          ----------   ----------
  Net cash used in operating activities                                     (429,664)    (352,741)
                                                                          ----------   ----------
Cash Flows From Investing Activities:
-------------------------------------
  Purchases of tools, dies and molds                                         (23,672)     (27,730)
  Purchases of other property, plant and equipment                           (27,900)     (34,493)
  Purchases of marketable securities                                               -       (8,000)
  Purchase of other long-term investments                                     (5,952)           -
  Proceeds from sales of other property, plant and equipment                   8,374        2,712
  Proceeds from sales of marketable securities                                     -       25,315
  Contingent consideration - investment in acquired business                  (8,625)      (8,625)
  Other, net                                                                    (173)        (581)
                                                                          ----------   ----------
  Net cash used in investing activities                                      (57,948)     (51,402)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
-------------------------------------
  Short-term borrowings, net                                                 (11,365)       6,452
  Payment of Medium-Term Notes                                                     -      (30,000)
  Issuance of Medium-Term Notes                                               40,000            -
  Long-term foreign borrowings                                                 2,100         (835)
  Tax benefit of employee stock options exercised                              1,926       13,955
  Exercise of stock options                                                    5,181       31,178
  Sale of treasury stock                                                      71,295            -
  Purchase of treasury stock                                                  (1,557)     (27,075)
  Dividends paid on common and preferred stock                               (19,113)     (13,233)
  Other, net                                                                  (1,125)        (539)
                                                                          ----------   ----------
  Net cash provided by (used in) financing activities                         87,342      (20,097)

Effect of Exchange Rate Changes on Cash                                       (5,342)      (1,410)
                                                                          ----------   ----------
Decrease in Cash                                                            (405,612)    (425,650)
Cash at Beginning of Period                                                  550,271      493,686
                                                                          ----------   ----------
Cash at End of Period                                                     $  144,659   $   68,036
                                                                          ==========   ==========

See accompanying notes to consolidated financial information.

Consolidated results for all periods have been restated retroactively for the effects of the March 1997 merger with Tyco, accounted for as a pooling of interests.  See Note 6.

                       MATTEL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                -------------------------------------------


1. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of Mattel, Inc. and its subsidiaries ("the Company's") financial position and interim results as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform with the current period's presentation.
    Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

    The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 1996 Annual Report to Shareholders.

2. Accounts receivable are shown net of allowances for doubtful accounts of $23.3 million (March 31, 1997), $19.3 million (March 31, 1996), and
    $21.0 million (December 31, 1996).

3.  Inventories are comprised of the following:


                                     March 31,      March 31,       Dec. 31,
(In thousands)                         1997           1996            1996
--------------                       ---------      ---------      ---------
Raw materials and work in progress   $  86,068      $  89,125      $  70,121
Finished goods                         426,779        409,072        374,057
                                     ---------      ---------      ---------
                                     $ 512,847      $ 498,197      $ 444,178
                                     =========      =========      =========

4. Net cash flows from operating activities include cash payments for the following:

                                                    For the
                                               Three Months Ended
                                           --------------------------
                                            March 31,       March 31,
(In thousands)                                1997            1996
--------------                             -----------    -----------
Interest                                   $    18,018    $    19,512
Income taxes                                    17,525         20,787
                                           --------------------------

5. In March, 1997 the Company issued an aggregate of $40.0 million principal amount of Medium-Term Notes maturing on March 11, 2008. Interest is payable semiannually at 7.14% per annum on the fifteenth day of May and November. In April and May 1997, the Company issued an additional $80.0 million principal amount of Medium-Term Notes maturing on various dates from April 2009 to May 2010. Interest is payable semiannually at fixed rates ranging from 7.40% to 7.49% per annum on the fifteenth day of May and November.

6. Pursuant to an Agreement and Plan of Merger ("the Tyco Merger Agreement") dated November 17, 1996, as amended by an Amendment to Agreement and Plan of Merger dated November 22, 1996, a merger was consummated between the Company and Tyco on March 27, 1997. The stock-for-stock transaction was approved by the shareholders of Tyco, after which Tyco was merged with and into Mattel, with Mattel continuing as the surviving corporation in the merger. As a result of the merger, the separate existence of Tyco ceased. Under the merger agreement, each outstanding share of Tyco common stock was converted into the right to receive 0.48876 Mattel common shares and resulted in the issuance of approximately 17 million shares. Tyco restricted stock units and stock options outstanding as of the merger date were exchanged for approximately 0.6 million Mattel common shares. In addition, each share of Tyco Series B and Series C Preferred Stock was converted into like Mattel preferred stock. This transaction has been accounted for as a pooling of interests, and accordingly, financial information for periods prior to the merger reflect retroactive restatement of the companies' combined financial position and operating results. For periods preceding the merger, there were no intercompany transactions which required elimination from the combined consolidated results of operations and there were no adjustments necessary to conform the accounting practices of the two companies.

    Selected financial information for the combining entities included in the consolidated statements of income are as follows:

                                                    For the
                                               Three Months Ended
                                           --------------------------
                                            March 31,       March 31,
(In thousands)                                1997            1996
--------------                             -----------    -----------
Net sales
Mattel                                     $   568,528    $   585,879
Tyco (a)                                       124,992         98,120
                                           -----------    -----------
Combined                                   $   693,520    $   683,999
                                           ===========    ===========

Net income (loss)
Mattel (b)                                 $    13,123    $    29,885
Tyco (c)                                        (7,747)        (9,351)
Integration/restructuring charge (d)          (210,000)             -
                                           ------------   -----------
Combined                                   $  (204,624)   $    20,534
                                           ============   ===========

(a) Certain amounts for March 1996 have been classified differently than previously published amounts in order to conform the accounting presentation of the two entities.
(b) For March 1997, primary earnings per share before the effects of the merger was $0.05 per share.
(c) The provision for income taxes has been adjusted by $0.8 million in March 1996 to reflect the adjustment of valuation allowances established in the historical financial statements of Tyco, resulting in the recognition of benefits of losses incurred by certain foreign affiliates.
(d) The integration and restructuring charge of $275.0 million, after related income tax effects, reduced earnings of the combined company by $210.0 million.

                                     7


    The Company recognized a $275.0 million pre-tax charge against continuing operations in March 1997 in connection with the Tyco integration and Mattel restructuring. Of these charges, approximately $43 million represented transaction costs, including: investment banking, legal, accounting, and contractual termination and incentive benefits; and approximately $82 million related to severance costs from the elimination of approximately 2,700 positions worldwide from the combined company. The remaining $150 million estimated for integration and restructuring costs includes the following: i) approximately $49 million primarily for the writedown of fixed assets and lease termination costs in connection with the consolidation of manufacturing facilities; ii) approximately $71 million primarily for lease and contract terminations and asset writedowns resulting from the elimination of duplicate marketing offices, administrative functions and distribution facilities; and iii) approximately $30 million in charges primarily for write-off of tooling and other costs related to abandonment of certain product lines. Of the total pre-tax charge, approximately $85 million represents non-cash asset writedowns. It is anticipated that substantially all actions related to the integration and restructuring activity will be taken within one year.

7. In the current quarter, the Board of Directors declared cash dividends of $0.06 per common share, compared to $0.06 per common share in the first quarter of 1996. On May 7, 1997, the Company announced an increase in future quarterly dividends to $0.07 per share.

8. All share and per share data presented in these financial statements reflect the retroactive effects of the Tyco merger.

    Income per common share is computed by dividing earnings available to common shareholders by the average number of common and common equivalent shares outstanding during each period. Weighted average share computations assume the exercise of dilutive stock options and warrants, reduced by the number of shares which could be repurchased at average market prices with proceeds from exercise, except in any period in which the inclusion of the stock options and warrants has the effect of decreasing the loss per share amount otherwise computed. Earnings available to common shareholders represent reported net income (loss) less preferred stock dividend requirements. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective
                                  ------------------

    for financial statements issued after December 15, 1997. This statement requires entities to report "basic" and "diluted" earnings per share in place of primary and fully diluted earnings per share. Adoption of the statement is not expected to have a material impact on the Company's calculation of income per share.

                       MATTEL, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------


THE FOLLOWING CAUTIONARY STATEMENT IS INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

   FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, WHICH INCLUDE, BUT ARE NOT LIMITED TO, THE RESTRUCTURING CHARGE, COST SAVINGS, AND PROFITABILITY, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS. THESE INCLUDE WITHOUT LIMITATION: THE COMPANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF NEW PRODUCTS; POSSIBLE WEAKNESSES OF INTERNATIONAL MARKETS; THE IMPACT OF COMPETITION ON REVENUES AND MARGINS; THE EFFECT OF CURRENCY FLUCTUATIONS ON REPORTABLE INCOME; AND OTHER RISKS AND UNCERTAINTIES AS MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S PUBLIC ANNOUNCEMENTS AND SEC FILINGS. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "CONTINUE," "PLANS," "INTENDS," OR OTHER SIMILAR TERMINOLOGY.

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

Core brands have historically provided the Company with relatively stable growth. The Company's four core brands are i) BARBIE fashion dolls and doll clothing and accessories; ii) FISHER-PRICE toys and juvenile products, including the POWER WHEELS line of battery-powered, ride-on vehicles; iii) the Company's Disney-licensed toys; and iv) HOT WHEELS vehicles and playsets; each of which has broad worldwide appeal. Additional product lines consist of large dolls, including CABBAGE PATCH KIDS; preschool toys, including SEE `N SAY talking toys; the UNO and SKIP-BO card games; the SCRABBLE game, which the Company markets outside of the United States and Canada; and other toy products. In addition, with the completion of the Tyco merger in March 1997 (see "Acquisition"), the Company's product lines now include brands such as SESAME STREET characters, MAGNA DOODLE, VIEW-MASTER, MATCHBOX, Tyco Electric Racing and Tyco Radio Control vehicles.

                           RESULTS OF OPERATIONS
                           ---------------------


The Company's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods. Following is a percentage analysis of operating results:

                                                   For the
                                              Three Months Ended
                                           ------------------------
                                            March 31,    March 31,
                                              1997         1996
                                           -----------  -----------
Net sales                                         100%         100%
                                           ===========  ===========
Gross profit                                       47%          47%
Advertising and promotion expenses                 15           15
Other selling and administrative expenses          27           25
Restructuring and integration charges              40            -
Other expense, net                                  1            -
                                           -----------  -----------
Operating profit (loss)                           (36)           7
Interest expense                                    3            3
                                           -----------  -----------
Income (loss) before income taxes                 (39)%          4%
                                           ===========  ===========

Net sales, on a combined basis, in the first quarter of 1997 increased $9.5 million or 1% over the 1996 first quarter, reflecting the continuing demand for the Company's core products. Before the addition of Tyco's brands, worldwide sales of Mattel core products represented 87% of the Company's gross sales for the current quarter compared to 84% in the first quarter of 1996. Sales of BARBIE and BARBIE-related products increased 10%, HOT WHEELS vehicles and playsets increased 92%, and Disney-licensed toys increased 27%. These increases were partially offset by a 29% decline in FISHER-PRICE products. This decline is primarily attributable to higher levels of FISHER-PRICE inventory at retail at year-end which inhibited shipping in the first quarter. Net sales of TYCO products increased 27% mainly due to greater demand for SESAME STREET, MAGNA DOODLE, and MATCHBOX.

Net sales, on a combined basis, to customers within the United States grew 6% and accounted for 68% of consolidated sales compared to 65% in the year-ago quarter. Net sales, on a combined basis, to customers outside the United States decreased 6% compared to 1996, including the $15.6 million unfavorable effect of the generally stronger US dollar relative to the year-ago quarter. At comparable foreign currency exchange rates, sales internationally remained constant. In the first quarter of 1997, the US dollar strengthened significantly against many major foreign currencies. Although the Company hedges a portion of its anticipated currency exposures, the remaining unhedged portion could be adversely impacted by the strengthening US dollar. Additionally, if this strengthening persists, Mattel's results of operations could be adversely impacted by unfavorable translation effects on foreign revenues and earnings (see the Cautionary Statement above).

Gross profit and advertising and promotion as a percentage of net sales remained virtually constant compared to a year-ago quarter. As a percentage of net sales, other selling and administrative expenses increased two percentage points over the year-ago quarter. The increase is primarily due to higher design and development costs in support of product development, higher marketing and selling expenses to support development of the Company's brands, and higher depreciation expense related to increased investments in new assets. The restructuring and integration activity discussed below is intended to result in reduced selling and administrative costs as a percentage of sales. As a percentage of net sales, interest expense remained unchanged at 3%.

The Company recognized a $275.0 million pre-tax charge against continuing operations in March 1997 in connection with the Tyco integration and Mattel restructuring. After related tax effects, the net $210 million impacted first quarter earnings by $0.73 per share. Of these charges, approximately $43 million represented transaction costs, including: investment banking, legal, accounting, and contractual termination and incentive benefits; and approximately $82 million related to severance costs from the elimination of approximately 2,700 positions worldwide from the combined company. The remaining $150 million estimated for integration and restructuring costs includes the following: i) approximately $49 million primarily for the writedown of fixed assets and lease termination costs in connection with the consolidation of manufacturing facilities; ii) approximately $71 million primarily for lease and contract terminations and asset writedowns resulting from the elimination of duplicate marketing offices, administrative functions and distribution facilities; and iii) approximately $30 million in charges primarily for write-off of tooling and other costs related to abandonment of certain product lines. Of the total pre-tax charge, approximately $85 million represents non-cash asset writedowns.

The Company anticipates the integration and restructuring charge will provide pre-tax cost savings of approximately $60 million during 1997 and approximately $160 million or more annually beginning in 1998. These cost savings will result primarily from reduced overhead, elimination of duplicate marketing and administrative offices and distribution facilities, and more efficient manufacturing and logistics operations. Available cash reserves and cash flow generated from normal business operations will fund the costs of the restructuring, with no adverse impact expected on the Company's future liquidity, revenues or financial position. It is anticipated that substantially all actions related to the integration and restructuring activity will be taken within one year. The statement set forth herein is forward-looking, and actual results may differ materially (see the Cautionary Statement above).

                            FINANCIAL CONDITION
                            -------------------

The Company's financial position remained strong during the first quarter of 1997. The Company's cash position as of March 31, 1997 was $144.7 million, reflecting the sale of three million shares of treasury stock ($71.3 million), compared to $68.0 million as of the first quarter 1996. Cash decreased by $405.6 million since December 31, 1996 primarily due to funding of operating activities.

Accounts receivable increased $88.6 million over the year-ago quarter reflecting lower sales of certain trade receivables in 1997. Inventory balances increased $68.7 million since year end and $14.7 million over the 1996 quarter end, primarily as a result of the Company's production in support of future sales volume. Sundry assets increased $60.8 million, as compared to the year-ago quarter, primarily due to an investment in group life insurance contracts to assist in funding the Company's deferred compensation and excess benefit plans, and issuance of a stock warrant in connection with a licensing agreement with Disney Enterprises, Inc.

Accrued liabilities increased $216.6 million compared to the year-ago quarter, mainly due to the accrual for the Tyco integration and Mattel restructuring charge. Short-term borrowings decreased $65.5 million compared to the year-ago quarter, mainly due to proceeds from the issuance of Tyco's Series C Preferred Stock in 1996, and the issuance of $40.0 million in Medium Term Notes in the first quarter of the current year. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuance of commercial paper, issuance of long-term debt, and use of the Company's various short-term bank lines of credit.

Details of the Company's capitalization are as follows:


(In millions)                March 31, 1997  March 31, 1996  Dec. 31, 1996
-------------                ----------------------------------------------
Medium-Term Notes             $  260.0  11%   $  220.0  10%  $  220.0    9%
Senior Subordinated Notes        126.5   6       126.5   6      126.5    5
6-3/4% Senior Notes              100.0   4       100.0   4      100.0    4
6-7/8% Senior Notes                  -   -        99.8   4          -    -
Other long-term debt
  obligations                     75.4   3        80.6   3       73.3    3
                             ----------------------------------------------
Total long-term debt             561.9  24       626.9  27      519.8   21
Other long-term liabilities      114.7   5       102.5   5      113.5    5
Shareholders' equity           1,636.7  71     1,567.0  68    1,805.9   74
                             ----------------------------------------------
                              $2,313.3 100%   $2,296.4 100%  $2,439.2  100%
                             ==============================================

                                     12


Total long-term debt decreased as a percentage of total capitalization compared to the year-ago quarter, primarily due to the reclassification of 6-7/8% Senior Notes from long-term debt to the current portion of long-term liabilities. Future long-term capital needs are expected to be satisfied through the retention of corporate earnings and the issuance of long-term debt instruments. Shareholders' equity decreased $169.2 million since December 31, 1996, primarily due to the impact of the $275.0 million restructuring and integration charges ($210.0 million net of taxes) in the 1997 first quarter, partially offset by the sale of three million shares of treasury stock ($71.3 million). Compared to March 1996, Shareholders' equity increased $69.7 million as a result of the Company's profitable 1996 operating results, the sale of three million shares of treasury stock, and exercises of employee stock options, partially offset by treasury stock repurchases and dividends declared to common and preferred shareholders.


                                ACQUISITION
                                -----------

In March 1997, a merger was consummated between the Company and Tyco. The stock-for-stock transaction was approved by the shareholders of Tyco, after which Tyco was merged with and into Mattel, with Mattel continuing as the surviving corporation in the merger. As a result of the merger, the separate existence of Tyco ceased. Under the Tyco Merger Agreement, each outstanding share of Tyco common stock was converted into the right to receive 0.48876 Mattel common shares and resulted in the issuance of approximately 17 million shares. In addition, each share of Tyco Series B and Series C Preferred Stock was converted into like Mattel preferred stock. This transaction has been accounted for as a pooling of interests, and accordingly, financial information for periods prior to the merger reflect retroactive restatement of the companies' combined financial position and operating results.

Item 2.  Changes in Securities
------------------------------

In connection with the Tyco merger, the Company issued 53,631 shares of Series B Preferred Stock in exchange for all the outstanding shares of Tyco Series B Preferred Stock. With respect to the issuance of such securities, the Company relied upon the provisions of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in that such transactions did not involve a public offering and were thereby exempt from registration under the Securities Act. The offerings were not made by means of any general solicitation, and each purchaser represented that it (i) was an "accredited investor" as defined in Regulation D promulgated under the Securities Act, (ii) was acquiring the securities for its own account for the purpose of investment, and (iii) had no present plans to effect any distribution thereof. The securities were issued with an investment legend thereon, and stop transfer instructions were noted on the Company's transfer ledgers.

Each share of Series B Preferred Stock has a liquidation value of $1,050.00 per share and is convertible, at the option of the holder, into shares of Common Stock at a conversion price equal to $20.46 per share, subject to certain adjustments as set forth in the Certificate of Designations for the Series B Preferred Stock. Commencing in 1999, the shares of Series B Preferred Stock will be convertible into Common Stock during designated periods at the then market price, but not less than a price per share of $10.23. Holders of Series B Preferred Stock are entitled to vote (on an as-converted basis) with the holders of Common Stock and Series C Preferred Stock as a single class on all matters on which the holders of Common Stock may vote.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a) Exhibits
          --------

          11.0  Computation of Income (Loss) per Common and Common
                Equivalent Share
          27.0  Financial Data Schedule (EDGAR filing only)

      (b) Reports on Form 8-K
          -------------------

          Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended March 31, 1997:

                                                     Financial
            Date of Report      Items Reported    Statements Filed
          -----------------     --------------    ----------------
           February 5, 1997          5, 7               None
          February 14, 1997          5, 7               None
              March 5, 1997          5, 7               None
             March 19, 1997          5, 7               None
             March 20, 1997          5, 7               None
             March 27, 1997          5, 7               None

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MATTEL, INC.
                                                  ------------
                                                  (Registrant)



Date:  As of May 14, 1997                         By: /s/ KEVIN M. FARR
       ------------------                             -------------------------
                                                      Kevin M. Farr
                                                      Senior Vice President and
                                                      Controller