Form 10-Q
period 1997-06-30
MATTEL INC /DE/
filed 1997-08-15
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarterly period ended June 30, 1997
                                                     -------------

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


Yes [X]   No [_]


Number of shares outstanding of registrant's common stock as of August 11, 1997:
                Common Stock - $1 par value -- 290,452,640 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 June  30,      June  30,        Dec. 31,
(In thousands)                                     1997           1996             1996
--------------                                  -----------    -----------     -----------
ASSETS
Current Assets
  Cash                                          $    58,989    $    91,996     $   550,271
  Accounts receivable, net                        1,315,815      1,135,765         948,940
  Inventories                                       552,463        562,922         444,178
  Prepaid expenses and other current assets         194,962        225,602         195,673
                                                -----------    -----------     -----------
    Total current assets                          2,122,229      2,016,285       2,139,062
                                                -----------    -----------     -----------
Property, Plant and Equipment
  Land                                               35,221         25,569          30,864
  Buildings                                         215,446        207,141         216,523
  Machinery and equipment                           458,401        409,775         438,969
  Capitalized leases                                 25,374         26,649          26,512
  Leasehold improvements                             74,721         65,402          69,732
                                                -----------    -----------     -----------
                                                    809,163        734,536         782,600

  Less: accumulated depreciation                    344,792        306,516         323,096
                                                -----------    -----------     -----------
                                                    464,371        428,020         459,504

  Tools, dies and molds, net                        153,980        149,148         156,777
                                                -----------    -----------     -----------
    Property, plant and equipment, net              618,351        577,168         616,281
                                                -----------    -----------     -----------
Other Noncurrent Assets
  Intangible assets, net                            590,145        616,045         611,410
  Sundry assets                                     236,697        168,200         214,389
                                                -----------    -----------     -----------
                                                $ 3,567,422    $ 3,377,698     $ 3,581,142
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

Consolidated results for all periods have been restated retroactively for the effects of the March 1997 merger with Tyco Toys, Inc. ("Tyco"), accounted for as a pooling of interests.  See Note 7.

                                            2

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 June  30,      June  30,        Dec. 31,
(In thousands, except share data)                  1997           1996             1996
---------------------------------               -----------    -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                         $   164,991   $   263,772      $    28,924
  Current portion of long-term liabilities          231,708         2,101          106,596
  Accounts payable                                  216,220       232,959          312,378
  Accrued liabilities                               523,018       315,409          510,691
  Income taxes payable                              120,033       149,384          183,288
                                                -----------   -----------      -----------
    Total current liabilities                     1,255,970       963,625        1,141,877
                                                -----------   -----------      -----------
Long-Term Liabilities
  6-7/8% Senior notes due 1997                            -        99,830                -
  6-3/4% Senior notes due 2000                      100,000       100,000          100,000
  Senior Subordinated Notes                               -       126,500          126,500
  Convertible Subordinated Notes                     16,034        16,034           16,034
  Medium-Term Notes                                 380,000       220,000          220,000
  Mortgage notes                                     43,836        48,023           47,600
  Other                                             127,424       120,385          123,208
                                                -----------   -----------      -----------
    Total long-term liabilities                     667,294       730,772          633,342
                                                -----------   -----------      -----------
Shareholders' Equity
  Preferred stock, Series B $1.00 par value,
    $1,050.00 liquidation preference per share,
    53.6 thousand shares authorized, issued and
    outstanding                                          54            54               54
  Preferred stock, Series C $1.00 par value,
    $125.00 liquidation preference per share,
    772.8 thousand shares authorized, issued and
    outstanding                                         773           773              773
  Common stock $1.00 par value, 600.0 million
    shares authorized; 296.7 million
    shares issued at June 30, 1997 and
    296.1 million shares issued at June 30,
    1996 and December 31, 1996                      296,729       296,091          296,091
  Additional paid-in capital                        506,224       544,767          518,296
  Treasury stock at cost; 5.8 million shares,
    4.1 million shares and 8.1 million shares,
    respectively                                   (162,269)     (103,478)        (215,999)
  Retained earnings                               1,122,343     1,043,687        1,293,653
  Currency translation adjustments                 (119,696)      (98,593)         (86,945)
                                                -----------   -----------      -----------
    Total shareholders' equity                    1,644,158     1,683,301        1,805,923
                                                -----------   -----------      -----------
                                                $ 3,567,422   $ 3,377,698      $ 3,581,142
                                                ===========   ===========      ===========

See accompanying notes to consolidated financial information.

Consolidated results for all periods have been restated retroactively for the effects of the March 1997 merger with Tyco, accounted for as a pooling of interests.  See Note 7.


                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                                                         For the                  For the
                                                    Three Months Ended        Six Months Ended
                                                  ----------------------   ----------------------
                                                   June  30,   June  30,    June  30,   June  30,
(In thousands, except per share amounts)             1997        1996         1997        1996
----------------------------------------          ----------  ----------   ----------  ----------
Net Sales                                         $  972,656  $  921,583   $1,666,176  $1,605,582
Cost of sales                                        513,819     485,559      884,528     846,684
                                                  ----------  ----------   ----------  ----------
Gross Profit                                         458,837     436,024      781,648     758,898

Advertising and promotion expenses                   131,713     129,524      234,339     229,628
Other selling and administrative expenses            192,707     183,216      377,993     352,797
Integration/restructuring costs                            -           -      275,000           -
Interest expense                                      18,514      21,990       38,150      41,883
Other expense, net                                     7,959       8,704       15,841      13,203
                                                  ----------  ----------   ----------  ----------
Income (Loss) Before Income Taxes                    107,944      92,590     (159,675)    121,387
Provision (benefit) for income taxes                  32,310      29,220      (30,685)     37,483
                                                  ----------  ----------   ----------  ----------
Net Income (Loss)                                     75,634      63,370     (128,990)     83,904
Less: preferred stock dividend requirements            2,837         889        5,677       1,716
                                                  ----------  ----------   ----------  ----------
Net Income (Loss) Applicable to Common Shares     $   72,797  $   62,481   $ (134,667) $   82,188
                                                  ==========  ==========   ==========  ==========

Primary Income (Loss) Per Common And Common
  Equivalent Share
-------------------------------------------

Net income (loss)                                 $     0.25  $     0.21   $    (0.46) $     0.28
                                                  ==========  ==========   ==========  ==========
Average number of common and common
  equivalent shares                                  295,716     297,916      290,069     298,345
                                                  ==========  ==========   ==========  ==========

Dividends Declared Per Common Share               $    0.070  $    0.060   $    0.130  $    0.120
                                                  ==========  ==========   ==========  ==========

See accompanying notes to consolidated financial information.

Consolidated results for all periods have been restated retroactively for the effects of the
March 1997 merger with Tyco, accounted for as a pooling of interests.  See Note 7.


                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the
                                                                              Six Months Ended
                                                                          -----------------------
                                                                           June  30,    June  30,
(In thousands)                                                               1997         1996
--------------                                                            ----------   ----------
Cash Flows From Operating Activities:
-------------------------------------
  Net income (loss)                                                       $ (128,990)  $   83,904
    Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Depreciation                                                             88,927       67,642
     Amortization                                                             17,374       18,668
     Increase (decrease) from changes in net assets and liabilities:
       Accounts receivable                                                  (389,743)    (259,555)
       Inventories                                                          (121,058)    (157,860)
       Prepaid expenses and other current assets                               4,812       10,255
       Accounts payable, accrued liabilities and
         income taxes payable                                               (112,177)    (243,111)
       Deferred compensation and other retirement plans                        6,583        6,147
       Deferred income taxes                                                 (15,947)      (9,248)
     Other, net                                                               (2,066)       2,542
                                                                          ----------   ----------
  Net cash used in operating activities                                     (652,285)    (480,616)
                                                                          ----------   ----------
Cash Flows From Investing Activities:
-------------------------------------
  Purchases of tools, dies and molds                                         (47,968)     (56,433)
  Purchases of other property, plant and equipment                           (59,032)     (60,186)
  Purchases of marketable securities                                               -       (8,000)
  Purchase of other long-term investments                                     (6,955)           -
  Proceeds from sales of other property, plant and equipment                   6,552        1,399
  Proceeds from sales of marketable securities                                     -       25,315
  Contingent consideration - investment in acquired business                  (8,625)      (8,625)
  Other, net                                                                    (230)        (352)
                                                                          ----------   ----------
  Net cash used in investing activities                                     (116,258)    (106,882)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
-------------------------------------
  Short-term borrowings, net                                                 136,527      188,199
  Issuance of Medium-Term Notes                                              160,000            -
  Payment of Medium-Term notes                                                     -      (30,000)
  Long-term foreign borrowings                                                (3,492)      (1,454)
  Proceeds from issuance of preferred stock                                        -       92,703
  Tax benefit of employee stock options exercised                              6,878       15,016
  Exercise of stock options and warrants                                      18,795       33,709
  Sale of treasury stock                                                      71,276            -
  Purchase of treasury stock                                                 (61,313)     (80,489)
  Dividends paid on common and preferred stock                               (40,905)     (29,854)
  Other, net                                                                  (2,552)        (848)
                                                                          ----------   ----------
  Net cash provided by financing activities                                  285,214      186,982

Effect of Exchange Rate Changes on Cash                                       (7,953)      (1,174)
                                                                          ----------   ----------
Decrease in Cash                                                            (491,282)    (401,690)
Cash at Beginning of Period                                                  550,271      493,686
                                                                          ----------   ----------
Cash at End of Period                                                     $   58,989   $   91,996
                                                                          ==========   ==========

See accompanying notes to consolidated financial information.

Consolidated results for all periods have been restated retroactively for the effects of the
March 1997 merger with Tyco, accounted for as a pooling of interests.  See Note 7.


                       MATTEL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                -------------------------------------------


1. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of Mattel, Inc. and its subsidiaries ("the Company") financial position and interim results as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform with the current period's presentation. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

    The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 1996 Annual Report to Shareholders, and the restated, combined financial statements filed in the Company's Current Report on Form 8-K dated July 30, 1997.

2. Accounts receivable are shown net of allowances for doubtful accounts of $25.3 million (June 30, 1997), $18.2 million (June 30, 1996) and $21.0 million (December 31, 1996).

3.  Inventories are comprised of the following:


                                     June  30,      June  30,       Dec. 31,
(In thousands)                         1997           1996            1996
--------------                       ---------      ---------      ---------
Raw materials and work in progress   $  89,093      $  97,539      $  70,121
Finished goods                         463,370        465,383        374,057
                                     ---------      ---------      ---------
                                     $ 552,463      $ 562,922      $ 444,178
                                     =========      =========      =========

4.  Supplemental disclosure of cash flow information:

                                            For the Six Months Ended
                                            ------------------------
                                             June  30,     June  30,
(In thousands)                                 1997          1996
--------------                              ----------   -----------
Cash paid during the period for:
  Interest                                  $   37,648   $    38,581
  Income taxes                                  37,996        34,175
Noncash investing and financing
 activities:
  Issuance of stock warrant                          -        26,444
--------------------------------------------------------------------

5. In February 1996, the Company filed a universal shelf registration statement allowing the issuance of up to $350.0 million of debt and equity securities. This registration statement was amended in May 1997 to allow the issuance of an additional $39.5 million of debt and equity securities. In the first and second quarters of 1997, the Company issued an aggregate of $160.0 million principal amount of Series B Medium-Term Notes maturing on various dates from March 2008 to June 2011. Interest is payable semiannually at fixed rates ranging from 7.14% to 7.49% per annum on the fifteenth day of May and November. In July 1997, the Company issued an additional $70.0 million principal amount of Series B Medium-Term Notes maturing in July 2007 and July 2012, which bear interest at fixed rates of 6.72% and 7.25% per annum, respectively. In addition, the Company issued 3.0 million common shares valued at $72.8 million in March 1997.

6. On July 10, 1997, the Company issued its Notice of Redemption to holders of the 10-1/8% Senior Subordinated Notes. The redemption price is 103.797% of the principal amount, payable in cash together with interest accrued to August 15, 1997, the final interest payment date. The Company expects to recognize an extraordinary loss of approximately $5 million, net of tax, as a result of the redemption.

7. Pursuant to an Agreement and Plan of Merger ("the Tyco Merger Agreement") dated November 17, 1996, as amended by an Amendment to Agreement and Plan of Merger dated November 22, 1996, a merger was consummated between the Company and Tyco on March 27, 1997. The stock-for-stock transaction was approved by the shareholders of Tyco, after which Tyco was merged with and into Mattel, with Mattel continuing as the surviving corporation in the merger. As a result of the merger, the separate existence of Tyco ceased. Under the merger agreement, each outstanding share of Tyco common stock was converted into the right to receive 0.48876 Mattel common shares and resulted in the issuance of approximately 17 million shares. Tyco restricted stock units and stock options outstanding as of the merger date were exchanged for approximately 0.6 million Mattel common shares. In addition, each share of Tyco Series B and Series C Preferred Stock was converted into like Mattel preferred stock. This transaction has been accounted for as a pooling of interests, and accordingly, financial information for periods prior to the merger reflect retroactive restatement of the companies' combined financial position and operating results. For periods preceding the merger, there were no intercompany transactions which required elimination from the combined consolidated results of operations and there were no adjustments necessary to conform the accounting practices of the two companies.

    Selected financial information for the combining entities included in the consolidated statements of income are as follows:

                                                          Net Income/
(In thousands)                              Net Sales        (Loss)
--------------                             -----------    -----------
FOR THE THREE MONTHS ENDED
  MARCH 31, 1997
Mattel (a)                                 $   568,528    $    13,123
Tyco                                           124,992         (7,747)
Integration/restructuring charge (b)                 -       (210,000)
                                           -----------    -----------
Combined                                   $   693,520    $  (204,624)
                                           ===========    ===========

FOR THE SIX MONTHS ENDED
  JUNE 30, 1996
Mattel, as previously reported             $ 1,363,234    $    96,178
Tyco (c)                                       242,348        (12,274)
                                           -----------    -----------
Combined                                   $ 1,605,582    $    83,904
                                           ===========    ===========

(a) For the three months ended March 1997, primary earnings per share before the effects of the merger was $0.05 per share.
(b) The integration and restructuring charge of $275.0 million, after related income tax effects, reduced earnings of the combined company by $210.0 million.
(c) Certain amounts for Tyco net sales have been classified differently than previously published amounts in order to conform the accounting presentation of the two entities. The provision for income taxes has been adjusted by $1.7 million in June 1996 to reflect the adjustment of valuation allowances established in the historical financial statements of Tyco, resulting in the recognition of benefits of losses incurred by certain foreign affiliates.

    The Company recognized a $275.0 million pre-tax charge against continuing operations in March 1997 in connection with the Tyco integration and Mattel restructuring. Of these charges, approximately $43 million represented transaction costs, including: investment banking, legal, accounting, and contractual termination and incentive benefits; and approximately $82 million related to severance costs from the elimination of approximately 2,700 positions worldwide from the combined company. The remaining $150 million estimated for integration and restructuring costs includes the following: i) approximately $49 million primarily for the writedown of fixed assets and lease termination costs in connection with the consolidation of manufacturing facilities; ii) approximately $71 million primarily for lease and contract terminations and asset writedowns resulting from the elimination of duplicate marketing offices, administrative functions and distribution facilities; and iii) approximately $30 million in charges primarily for writeoff of tooling and other costs related to abandonment of certain product lines. Of the total pre-tax charge, approximately $85 million represents non-cash asset writedowns. It is anticipated that substantially all actions related to the integration and restructuring activity will be taken within one year.

8. In the current quarter, the Board of Directors declared cash dividends of $0.07 per common share, compared to $0.06 per common share in the second quarter of 1996.

9. All share and per share data presented in these financial statements reflect the retroactive effects of the Tyco merger.

10. Income (loss) per common share is computed by dividing earnings available to common shareholders by the average number of common and common equivalent shares outstanding during each period. Weighted average share computations assume the exercise of dilutive stock options and warrants, reduced by the number of shares which could be repurchased at average market prices with proceeds from exercise, except in any period in which the inclusion of the stock options and warrants has the effect of decreasing the loss per share amount otherwise computed. Earnings available to common shareholders represent reported net income (loss) less preferred stock dividend requirements. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for financial statements issued after December 15, 1997. This statement requires entities to report "basic" and "diluted" earnings per share in place of primary and fully diluted earnings per share. Adoption of this statement is not expected to have a material impact on the Company's calculation of income per share.


11. In January 1997, the SEC issued Financial Reporting Release 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments". The release requires specific qualitative disclosures regarding the Company's accounting policies for derivative financial instruments. The Company enters into foreign currency forward exchange contracts and swap agreements primarily as hedges of inventory purchases, sales and other intercompany transactions denominated in foreign currencies to limit the effect of exchange rate fluctuations on its results of operations and cash flows. The Company does not enter into derivatives for trading purposes. Gains and losses related to firm commitments, which qualify for hedge accounting, are deferred and are recognized in the results of operations, balance sheet, and statement of cash flows as part of the underlying transaction. Contracts that do not qualify for hedge accounting are marked to market with gains and losses recognized in the results of operations currently. If a derivative is terminated prior to maturity, the resultant gain or loss is recognized at the time of maturity of the original contract as a component of other expense, net.

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

Core brands have historically provided the Company with relatively stable growth. Among the Company's major core brands are BARBIE fashion dolls and doll clothing and accessories; the Company's Disney-licensed toys; FISHER-PRICE toys and juvenile products; SESAME STREET characters; HOT WHEELS vehicles and playsets; MATCHBOX; CABBAGE PATCH KIDS; Tyco Electric Racing and Tyco Radio Control; the UNO and SKIP-BO card games; and the SCRABBLE game, which the Company markets outside of the United States and Canada.

                           RESULTS OF OPERATIONS
                           ---------------------

The Company's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods. Following is a percentage analysis of operating results:

                                                  For the                   For the
                                             Three Months Ended         Six Months Ended
                                          ------------------------  ------------------------
                                           June  30,    June  30,    June  30,    June  30,
                                             1997         1996         1997         1996
                                          -----------  -----------  -----------  -----------
Net sales                                        100%         100%         100%         100%
                                          ===========  ===========  ===========  ===========
Gross profit                                      47%          47%          47%          47%
Advertising and promotion expenses                14           14           14           14
Other selling and administrative expenses         20           20           23           22
Restructuring and integration charge               -            -           16            -
Other expense, net                                 -            1            1            1
                                          -----------  -----------  -----------  -----------
Operating profit (loss)                           13           12          (7)           10
Interest expense                                   2            2            2            3
                                          -----------  -----------  -----------  -----------
Income (loss) before income taxes                 11%          10%         (9)%           7%
                                          ===========  ===========  ===========  ===========

SECOND QUARTER
--------------

The strength of the Company's core brands resulted in a 6% increase in net sales in the second quarter of 1997 over the 1996 second quarter. Sales of BARBIE and BARBIE-related products increased 17%, HOT WHEELS increased 74%, and MATCHBOX increased 24%. The Company's Preschool brand sales increased 5% in the second quarter of 1997 over the year-ago quarter. This increase was led by strength in SESAME STREET and WINNIE THE POOH, partially offset by a 17% decline in the FISHER-PRICE products.

Sales to customers within the United States grew 10% and accounted for 68% of consolidated sales compared to 64% in the year-ago quarter. Sales to customers outside the United States decreased 5%, including a net $18.8 million unfavorable effect from the generally stronger US dollar relative to the year-ago quarter. At comparable foreign currency exchange rates, sales internationally grew 1%. In the second quarter of 1997, the US dollar continued to strengthen against many major foreign currencies. Although the Company hedges a portion of its anticipated currency exposures, the remaining unhedged portion could be adversely impacted by the strengthening US dollar. Additionally, if this strengthening persists, Mattel's results of operations could be adversely impacted by unfavorable translation effects on foreign revenues and earnings (see the Cautionary Statement above).

Gross profit, advertising and promotion, other selling and administrative expenses, and interest expense as a percentage of net sales remained virtually constant compared to the year-ago quarter.

SIX MONTHS
----------

Net sales in the first half of 1997 increased $60.6 million or 4% over 1996, reflecting continued worldwide demand for the Company's core brands. Worldwide core product sales increased mainly due to greater demand for BARBIE and BARBIE-related products, which increased 14%, and HOT WHEELS vehicles and playsets, which increased 82%. In addition, the increase in core brand sales reflects higher sales of the Company's Preschool brands, including SESAME STREET and WINNIE THE POOH, partially offset by a 22% decline in FISHER-PRICE products. Sales to customers within the United States increased 9% and accounted for 68% of consolidated sales compared to 64% in 1996. Sales to customers outside the United States decreased 6%, including a net $34.8 million unfavorable effect from the generally stronger US dollar relative to the year-ago period. At comparable foreign currency exchange rates, sales internationally remained virtually flat.

Gross profit, and advertising and promotion, as a percentage of net sales, remained virtually constant compared to the first half of 1996. Other selling and administrative expenses increased one percentage point over the year-ago quarter, primarily due to higher design and development costs in support of the Company's brands, and higher depreciation expense related to increased investment in new assets. The restructuring and integration activity discussed below is intended to result in reduced selling and administrative costs as a percentage of sales. Interest expense decreased $3.7 million or 9% from 1996 levels due to lower average borrowings in 1997.

The Company recognized a $275.0 million pre-tax charge against continuing operations in March 1997 in connection with the Tyco integration and Mattel restructuring. After related tax effects, the net $210.0 million impacted the 1997 year-to-date earnings by $0.72 per share. Of these charges, approximately $43 million represented transaction costs, including: investment banking, legal, accounting, and contractual termination and incentive benefits; and approximately $82 million related to severance costs from the elimination of approximately 2,700 positions worldwide from the combined company. The remaining $150 million estimated for integration and restructuring costs includes the following: i) approximately $49 million primarily for the writedown of fixed assets and lease termination costs in connection with the consolidation of manufacturing facilities; ii) approximately $71 million primarily for lease and contract terminations and asset writedowns resulting from the elimination of duplicate marketing offices, administrative functions and distribution facilities; and iii) approximately $30 million in charges primarily for writeoff of tooling and other costs related to abandonment of certain product lines. Of the total pre-tax charge, approximately $85 million represents non-cash asset writedowns.

The Company anticipates the integration and restructuring charge will provide pre-tax cost savings of approximately $60 million during 1997 and approximately $160 million or more annually beginning in 1998. These cost savings will result primarily from reduced overhead, elimination of duplicate marketing and administrative offices and distribution facilities, and more efficient manufacturing and logistics operations. Available cash reserves and cash flows generated from normal business operations will fund the costs of the restructuring, with no adverse impact expected on the Company's future liquidity, revenues or financial position. It is anticipated that substantially all actions related to the integration and restructuring activity will be taken within one year. The statement set forth herein is forward-looking, and actual results may differ materially (see the Cautionary Statement above).

                            FINANCIAL CONDITION
                            -------------------

The Company's financial position remained strong during the first half of 1997. The Company's cash position as of June 30, 1997 was $59.0 million, compared to $92.0 million as of the second quarter 1996. Cash decreased $491.3 million since December 31, 1996 primarily due to funding of operating activities.

Accounts receivable increased $180.1 million over the year-ago quarter reflecting lower sales of certain trade receivables in 1997. Since year end, accounts receivable increased $366.9 million mainly due to seasonal customer payment patterns. Inventory balances increased $108.3 million since year end, primarily as a result of the Company's production in support of future sales volume. Sundry assets increased $68.5 million, as compared to the year-ago quarter, primarily due to an investment in group life insurance contracts to assist in funding the Company's deferred compensation and excess benefit plans, and issuance of a stock warrant in connection with a licensing agreement with Disney Enterprises, Inc.

Accrued liabilities increased $207.6 million compared to the year-ago quarter, mainly due to the accrual for the Tyco integration and Mattel restructuring charge. Short-term borrowings decreased $98.8 million compared to the 1996 quarter end primarily due to proceeds from the issuance of Tyco's Series C Preferred Stock in 1996, and the issuance of $120.0 million in Medium-Term Notes in the second quarter of the current year. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuance of commercial paper, and use of the Company's various short-term bank lines of credit.

Details of the Company's capitalization are as follows:


(In millions)                June  30, 1997  June  30, 1996  Dec.  31, 1996
-------------                ----------------------------------------------
Medium-Term Notes            $  380.0   17%  $  220.0    9%  $  220.0    9%
Senior Subordinated Notes           -    -      126.5    5      126.5    5
6-7/8% Senior notes                 -    -       99.8    4          -    -
6-3/4% Senior notes             100.0    4      100.0    4      100.0    4
Convertible Subordinated
  Notes                          16.0    1       16.0    1       16.0    1
Other long-term debt
  obligations                    53.6    2       64.6    3       57.3    2
                            -----------------------------------------------
Total long-term debt            549.6   24      626.9   26      519.8   21
Other long-term liabilities     117.7    5      103.9    4      113.5    5
Shareholders' equity          1,644.2   71    1,683.3   70    1,805.9   74
                             ----------------------------------------------
                             $2,311.5  100%  $2,414.1  100%  $2,439.2  100%
                             ==============================================

Total long-term debt decreased as a percentage of total capitalization compared to the year-ago quarter, primarily due to the reclassification of the 6-7/8% Senior Notes and 10-1/8% Tyco Senior Subordinated Notes from long-term debt to the current portion of long-term liabilities. Future long-term capital needs are expected to be satisfied through retention of corporate earnings and the issuance of long-term debt instruments. Shareholders' equity decreased $161.8 million since December 31, 1996, primarily due to the impact of the $275.0 million restructuring and integration charge ($210.0 million net of taxes) in 1997.


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

                       PART II -- OTHER INFORMATION
                       ----------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The Annual Meeting of Shareholders of Mattel, Inc. was held on May 7, 1997, for the purpose of electing directors and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of management's nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:

                               Shares Voted       Votes
                                  "FOR"         Withheld
                              -------------    ----------
     John W. Amerman            235,572,163     2,372,416
     Jill E. Barad              235,563,035     2,372,416
     Harold Brown               235,690,293     2,372,416
     Tully M. Friedman          184,360,731     2,372,416
     Joseph C. Gandolfo         235,580,568     2,372,416
     Ronald M. Loeb             232,163,397     2,372,416
     Ned Mansour                235,589,569     2,372,416
     Edward N. Ney              235,696,921     2,372,416
     William D. Rollnick        235,727,089     2,372,416
     Christopher A. Sinclair    235,709,234     2,372,416
     Bruce L. Stein             235,408,757     2,372,416
     John L. Vogelstein         235,705,883     2,372,416

The proposal to appoint Price Waterhouse LLP as independent accountants for the Company for the year ending December 31, 1997 was ratified by the following vote:

     Shares Voted   Shares Voted      Shares        Broker
        "FOR"        "AGAINST"     "ABSTAINING"   "NON-VOTE"
     ------------   ------------   ------------   ----------
      232,807,798        344,633        416,661            0

A stockholder proposal regarding board inclusiveness was included in the Proxy Statement dated March 24, 1997. This proposal was withdrawn prior to the annual meeting. Prior to this withdrawal, the following votes had been cast by proxy on this proposal:

     Shares Voted   Shares Voted      Shares        Broker
        "FOR"        "AGAINST"     "ABSTAINING"   "NON-VOTE"
     ------------   ------------   ------------   ----------
       43,816,980    156,030,121      4,144,294   29,577,258

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
          --------

          10.0# Amended and Restated Employment Agreement dated
                January 1, 1997 between the Company and Jill E. Barad

          11.0  Computation of Income (Loss) per Common and Common Equivalent
                Share

          27.0  Financial Data Schedule (EDGAR filing only)

     (b)  Reports on Form 8-K
          -------------------

          Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended June 30, 1997:

                                                      Financial
             Date of Report     Items Reported    Statements Filed
             --------------     --------------    ----------------
             April 17, 1997             7                Yes
             April 25, 1997          5, 7               None
             May   15, 1997             5                Yes


-----------------------
    # Certain portions of this Exhibit were omitted from the copy filed as part of the Quarterly Report on Form 10-Q. A complete copy of this Exhibit has been filed separately, together with an application to obtain confidential treatment with respect thereto.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MATTEL, INC.
                                                  ------------
                                                  (Registrant)



Date:  As of August 14, 1997                      By: /s/ Kevin M. Farr
       ---------------------                          -----------------------
                                                      Kevin M. Farr
                                                      Senior Vice President
                                                      and Controller