Form 10-Q
period 1997-09-30
MATTEL INC /DE/
filed 1997-11-07
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended September 30, 1997
                                                  ------------------

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


Yes [X]   No [_]


            Number of shares outstanding of registrant's common stock
                             as of October 31, 1997:
                Common Stock - $1 par value -- 290,717,595 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 Sept. 30,      Sept. 30,        Dec. 31,
(In thousands)                                     1997           1996             1996
--------------                                  -----------    -----------     -----------
ASSETS
Current Assets
  Cash                                          $    68,171    $   126,924     $   550,271
  Accounts receivable, net                        1,846,994      1,572,481         948,940
  Inventories                                       552,661        566,625         444,178
  Prepaid expenses and other current assets         183,522        240,621         195,673
                                                -----------    -----------     -----------
    Total current assets                          2,651,348      2,506,651       2,139,062
                                                -----------    -----------     -----------
Property, Plant and Equipment
  Land                                               32,268         28,387          30,864
  Buildings                                         204,582        210,778         216,523
  Machinery and equipment                           457,217        428,420         438,969
  Capitalized leases                                 25,362         26,604          26,512
  Leasehold improvements                             69,524         67,754          69,732
                                                -----------    -----------     -----------
                                                    788,953        761,943         782,600

  Less: accumulated depreciation                    338,048        321,781         323,096
                                                -----------    -----------     -----------
                                                    450,905        440,162         459,504

  Tools, dies and molds, net                        158,743        154,116         156,777
                                                -----------    -----------     -----------
    Property, plant and equipment, net              609,648        594,278         616,281
                                                -----------    -----------     -----------
Other Noncurrent Assets
  Intangible assets, net                            582,302        605,758         611,410
  Sundry assets                                     231,320        192,613         214,389
                                                -----------    -----------     -----------
                                                $ 4,074,618    $ 3,899,300     $ 3,581,142
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

Consolidated results for September 30, 1996 and December 31, 1996 have been restated
retroactively for the effects of the March 1997 merger with Tyco Toys, Inc. ("Tyco"), accounted for as a pooling of interests.  See Note 9.

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 Sept. 30,      Sept. 30,        Dec. 31,
(In thousands, except share data)                  1997           1996             1996
---------------------------------               -----------    -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                         $   352,833   $   423,525      $    28,924
  Current portion of long-term liabilities           13,522       105,989          106,596
  Accounts payable                                  303,549       264,901          312,378
  Accrued liabilities                               737,860       548,776          510,691
  Income taxes payable                              162,142       209,338          183,288
                                                -----------   -----------      -----------
    Total current liabilities                     1,569,906     1,552,529        1,141,877
                                                -----------   -----------      -----------
Long-Term Liabilities
  6-3/4% Senior Notes due 2000                      100,000       100,000          100,000
  Medium-Term Notes                                 460,500       220,000          220,000
  Senior Subordinated Notes                               -       126,500          126,500
  Convertible Subordinated Notes                          -        16,034           16,034
  Mortgage notes                                     43,706        47,938           47,600
  Other                                             136,247       119,387          123,208
                                                -----------   -----------      -----------
    Total long-term liabilities                     740,453       629,859          633,342
                                                -----------   -----------      -----------
Shareholders' Equity
  Preferred stock, Series B $1.00 par value,
    $1,050.00 liquidation preference per share,
    53.6 thousand shares authorized, issued and
    outstanding                                          54            54               54
  Preferred stock, Series C $1.00 par value,
    $125.00 liquidation preference per share,
    772.8 thousand shares authorized, issued and
    outstanding                                         773           773              773
  Common stock $1.00 par value, 600.0 million
    shares authorized; 297.6 million
    shares issued at Sept. 30, 1997 and
    296.1 million shares issued at Sept. 30,
    1996 and December 31, 1996                      297,626       296,091          296,091
  Additional paid-in capital                        516,940       538,560          518,296
  Treasury stock at cost; 7.1 million shares,
    8.8 million shares and 8.1 million shares,
    respectively                                   (208,465)     (228,039)        (215,999)
  Retained earnings                               1,318,196     1,205,856        1,293,653
  Currency translation adjustments                 (160,865)      (96,383)         (86,945)
                                                -----------   -----------      -----------
    Total shareholders' equity                    1,764,259     1,716,912        1,805,923
                                                -----------   -----------      -----------
                                                $ 4,074,618   $ 3,899,300      $ 3,581,142
                                                ===========   ===========      ===========

See accompanying notes to consolidated financial information.

Consolidated results for September 30, 1996 and December 31, 1996 have been restated retroactively for the effects of the March 1997 merger with Tyco, accounted for as a pooling of interests. See Note 9.

                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                                                         For the                  For the
                                                    Three Months Ended       Nine Months Ended
                                                  ----------------------   ----------------------
                                                   Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
(In thousands, except per share amounts)             1997        1996         1997        1996
----------------------------------------          ----------  ----------   ----------  ----------
Net Sales                                         $1,555,347  $1,497,916   $3,221,523  $3,103,498
Cost of sales                                        755,070     747,143    1,639,598   1,593,827
                                                  ----------  ----------   ----------  ----------
Gross Profit                                         800,277     750,773    1,581,925   1,509,671

Advertising and promotion expenses                   244,231     240,303      478,570     469,931
Other selling and administrative expenses            198,767     204,584      576,760     557,381
Integration/restructuring costs                            -           -      275,000           -
Interest expense                                      24,632      28,251       62,782      70,134
Other expense, net                                    14,892       9,459       30,733      22,662
                                                  ----------  ----------   ----------  ----------
Income Before Income Taxes                           317,755     268,176      158,080     389,563
Provision for income taxes                            94,100      86,801       63,415     124,284
                                                  ----------  ----------   ----------  ----------
Income Before Extraordinary Item                     223,655     181,375       94,665     265,279
Extraordinary item - loss on early
  retirement of debt                                  (4,610)          -       (4,610)          -
                                                  ----------  ----------   ----------  ----------
Net Income                                           219,045     181,375       90,055     265,279
Less: preferred stock dividend requirements            2,838       2,838        8,515       4,554
                                                  ----------  ----------   ----------  ----------
Net Income Applicable to Common Shares            $  216,207  $  178,537   $   81,540  $  260,725
                                                  ==========  ==========   ==========  ==========

Primary Income Per Common And Common
  Equivalent Share
------------------------------------

Income before extraordinary item                  $     0.75  $     0.61   $     0.30  $     0.88
Extraordinary item - loss on early
  retirement of debt                                   (0.02)          -        (0.02)          -
                                                  ----------  ----------   ----------  ----------
Net income                                        $     0.73  $     0.61   $     0.28  $     0.88
                                                  ==========  ==========   ==========  ==========
Average number of common and common
  equivalent shares                                  295,688     293,961      294,437     296,417
                                                  ==========  ==========   ==========  ==========

Dividends Declared Per Common Share               $     0.07  $     0.06   $     0.20  $     0.18
                                                  ==========  ==========   ==========  ==========

See accompanying notes to consolidated financial information.

Consolidated results for all periods, except for the three months ended September 30, 1997, have been restated retroactively for the effects of the March 1997 merger with Tyco, accounted for as a pooling of interests. See
Note 9.

                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the
                                                                             Nine Months Ended
                                                                          -----------------------
                                                                           Sept. 30,    Sept. 30,
(In thousands)                                                               1997         1996
--------------                                                            ----------   ----------
Cash Flows From Operating Activities:
-------------------------------------
  Net income                                                              $   90,055   $  265,279
    Adjustments to reconcile net income to net cash flows
     from operating activities:
     Depreciation                                                            130,089      105,147
     Amortization                                                             26,205       28,428
     Increase (decrease) from changes in net assets and liabilities:
       Accounts receivable                                                  (936,098)    (697,182)
       Inventories                                                          (131,260)    (161,036)
       Prepaid expenses and other current assets                               9,426       (4,899)
       Accounts payable, accrued liabilities and
         income taxes payable                                                232,461       84,319
       Deferred compensation and other retirement plans                        8,205        5,117
       Deferred income taxes                                                    (847)      (5,798)
       Other, net                                                               (628)       2,083
                                                                          ----------   ----------
  Net cash used in operating activities                                     (572,392)    (378,542)
                                                                          ----------   ----------
Cash Flows From Investing Activities:
-------------------------------------
  Purchases of tools, dies and molds                                         (71,190)     (84,017)
  Purchases of other property, plant and equipment                           (86,739)     (87,249)
  Purchases of marketable securities                                               -       (8,000)
  Purchase of other long-term investments                                     (7,506)     (25,050)
  Proceeds from sales of property, plant and equipment                         7,741        2,371
  Proceeds from sales of marketable securities                                     -       25,315
  Contingent consideration - investment in acquired business                  (8,625)      (8,625)
  Other, net                                                                   1,813          (91)
                                                                          ----------   ----------
  Net cash used in investing activities                                     (164,506)    (185,346)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
-------------------------------------
  Short-term borrowings, net                                                 326,889      348,276
  Issuance of Medium-Term Notes                                              250,000            -
  Payment of Senior Subordinated Notes                                      (126,500)           -
  Payment of 6 7/8% Senior Notes                                            (100,000)           -
  Payment of Medium-Term Notes                                                     -      (30,000)
  Long-term foreign borrowings                                                (3,521)      (3,610)
  Proceeds from issuance of preferred stock                                        -       92,703
  Tax benefit of employee stock options exercised                             11,950       18,128
  Exercise of stock options and warrants                                      29,853       43,407
  Sale of treasury stock                                                      71,276            -
  Purchase of treasury stock                                                (128,064)    (222,273)
  Dividends paid on common and preferred stock                               (64,127)     (47,223)
  Other, net                                                                  (2,109)        (987)
                                                                          ----------   ----------
  Net cash provided by financing activities                                  265,647      198,421

Effect of Exchange Rate Changes on Cash                                      (10,849)      (1,295)
                                                                          ----------   ----------
Decrease in Cash                                                            (482,100)    (366,762)
Cash at Beginning of Period                                                  550,271      493,686
                                                                          ----------   ----------
Cash at End of Period                                                     $   68,171   $  126,924
                                                                          ==========   ==========

See accompanying notes to consolidated financial information.

Consolidated results for all periods have been restated retroactively for the effects of the March 1997 merger with Tyco, accounted for as a pooling of interests. See Note 9.

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


2. Accounts receivable are shown net of allowances for doubtful accounts of $26.8 million (September 30, 1997), $20.8 million (September 30, 1996) and $21.0 million (December 31, 1996).


3.  Inventories are comprised of the following:


                                     Sept. 30,      Sept. 30,       Dec. 31,
(In thousands)                         1997           1996            1996
--------------                       ---------      ---------      ---------
Raw materials and work in progress   $  82,407      $  87,927      $  70,121
Finished goods                         470,254        478,698        374,057
                                     ---------      ---------      ---------
                                     $ 552,661      $ 566,625      $ 444,178
                                     =========      =========      =========

4.  Supplemental disclosure of cash flow information:

                                            For the Nine Months Ended
                                            -------------------------
                                             Sept. 30,      Sept. 30,
(In thousands)                                 1997           1996
--------------                              ----------    -----------
Cash paid during the period for:
  Income taxes                               $  65,837    $    54,362
  Interest                                      56,159         59,515
Noncash investing and financing
 activities:
  Conversion of 7% Convertible
    Subordinated Notes                          16,034              -
  Issuance of stock warrant                          -         26,444
---------------------------------------------------------------------

5. In February 1996, the Company filed a universal shelf registration statement allowing the issuance of up to $350.0 million of debt and equity securities. This registration statement was amended in May 1997 to allow the issuance of an additional $39.5 million of debt and equity securities. In the first three quarters of 1997, the Company issued an aggregate of $250.0 million principal amount of Series B Medium-Term Notes maturing on various dates from September 2006 to July 2012. Interest is payable semiannually at fixed rates ranging from 6.72% to 7.49% per annum on the fifteenth day of May and November. In October and November 1997, the Company issued an additional $40.0 million principal amount of Series B Medium-Term Notes maturing on various dates from November 2008 to October 2011, and bearing interest at fixed rates ranging from 6.70% to 6.80% per annum. In addition, the Company issued
    3.0 million common shares valued at $72.8 million in March 1997. In October 1997, the Company filed a new universal shelf registration statement allowing the issuance of up to $350.0 million of debt and equity securities. All remaining availability under the February 1996 shelf registration statement, if any, will be incorporated into the October 1997 shelf registration statement at the time of effectiveness.


6. On July 10, 1997, the Company issued its Notice of Redemption to holders of the 10-1/8% Senior Subordinated Notes. The notes were redeemed on August 15, 1997 at 103.797% of par together with accrued interest. In the third quarter of 1997, the Company recognized a pretax extraordinary loss of $7.3 million, and a related income tax benefit of $2.7 million, as a result of the redemption.


7. The Company's $100.0 million 6 7/8% Senior Notes were repaid upon maturity on August 1, 1997.


8. On September 10, 1997, the holder tendered all of the $16.0 million 7% Convertible Subordinated Notes for conversion into 892.7 thousand shares of Mattel common stock.


9.  Pursuant to an Agreement and Plan of Merger ("the Tyco Merger
    Agreement") dated November 17, 1996, as amended by an Amendment to Agreement and Plan of Merger dated November 22, 1996, a merger was consummated between the Company and Tyco on March 27, 1997. The stock-for-stock transaction was approved by the shareholders of Tyco, after which Tyco was merged with and into Mattel, with Mattel continuing as the surviving corporation in the merger. As a result of the merger, the separate existence of Tyco ceased. Under the merger agreement, each outstanding share of Tyco common stock was converted into the right to receive 0.48876 Mattel common shares and resulted in the issuance of approximately 17 million shares. Tyco restricted stock units and stock options outstanding as of the merger date were exchanged for approximately 0.6 million Mattel common shares. In addition, each share of Tyco Series B and Series C Preferred Stock was converted into like Mattel preferred stock. This transaction has been accounted for as a pooling of interests, and accordingly, financial information for periods prior to the merger reflect retroactive restatement of the companies' combined financial position and operating results. For periods preceding the merger, there were no intercompany transactions which required elimination from the combined consolidated results of operations and there were no adjustments necessary to conform the accounting practices of the two companies.


    Selected financial information for the combining entities included in the consolidated statements of income are as follows:

                                                          Net Income/
(In thousands)                              Net Sales        (Loss)
--------------                             -----------    -----------
FOR THE THREE MONTHS ENDED
  MARCH 31, 1997
Mattel (a)                                 $   568,528    $    13,123
Tyco                                           124,992         (7,747)
Integration/restructuring charge (b)                 -       (210,000)
                                           -----------    -----------
Combined                                   $   693,520    $  (204,624)
                                           ===========    ===========

FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 1996
Mattel, as previously reported             $ 2,595,413    $   264,185
Tyco (c)                                       508,085          1,094
                                           -----------    -----------
Combined                                   $ 3,103,498    $   265,279
                                           ===========    ===========

(a) For the three months ended March 1997, primary earnings per share before the effects of the merger was $0.05 per share.
(b) The integration and restructuring charge of $275.0 million, after related income tax effects, reduced earnings of the combined company by $210.0 million.
(c) Certain amounts for Tyco net sales have been classified differently than previously published amounts in order to conform the accounting presentation of the two entities. The provision for income taxes has been adjusted by $2.5 million in September 1996 to reflect the adjustment of valuation allowances established in the historical financial statements of Tyco, resulting in the recognition of benefits of losses incurred by certain foreign affiliates.

    The Company recognized a $275.0 million pre-tax charge against continuing operations in March 1997 in connection with the Tyco integration and Mattel restructuring. Of the total pre-tax charge, approximately $85 million represented non-cash asset writedowns. Through September 30, 1997, the total integration and restructuring expenditures and write-offs were approximately $115 million. These costs related primarily to transaction costs of the merger, the elimination of approximately 1,700 positions worldwide, the consolidation of manufacturing facilities, the closure of duplicate marketing and administrative offices, and the abandonment of certain product lines. The remaining accrual of $160 million includes the following: i) approximately $48 million for severance costs for the elimination of approximately 1,000 positions worldwide; ii) approximately $35 million primarily for the writedown of fixed assets and lease termination costs in connection with the continuing consolidation of manufacturing facilities; iii) approximately $50 million for lease and contract terminations and asset writedowns resulting from the continuing elimination of duplicate marketing offices, administrative functions and distribution facilities; and iv) approximately $27 million in charges primarily for the write-off of tooling and other costs related to abandonment of certain product lines. It is anticipated that substantially all actions related to the integration and restructuring activity will be taken within one year. Management believes that the remaining accrual will approximate all future charges.

10. In the current quarter, the Board of Directors declared cash dividends of $0.07 per common share, compared to $0.06 per common share in the third quarter of 1996.


11. All share and per share data presented in these financial statements reflect the retroactive effects of the Tyco merger.


12. Income per common share is computed by dividing earnings available to common shareholders by the average number of common and common equivalent shares outstanding during each period. Weighted average share computations assume the exercise of dilutive stock options and warrants, reduced by the number of shares which could be repurchased at average market prices with proceeds from exercise. Earnings available to common shareholders represent reported net income less preferred stock dividend requirements. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for financial statements issued after December 15, 1997. This statement requires entities to report "basic" and "diluted" earnings per share in place of primary and fully diluted earnings per share. Adoption of this statement is not expected to have a material impact on the Company's calculation of income per share.


13. In January 1997, the SEC issued Financial Reporting Release 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments". The release requires specific qualitative disclosures regarding the Company's accounting policies for derivative financial instruments. The Company enters into foreign currency forward exchange contracts and swap agreements primarily as hedges of inventory purchases, sales and other intercompany transactions denominated in foreign currencies to limit the effect of exchange rate fluctuations on its results of operations and cash flows. The Company does not enter into derivatives for trading purposes. Gains and losses related to firm commitments, which qualify for hedge accounting, are deferred and are recognized in the results of operations, balance sheet, and statement of cash flows as part of the underlying transaction. Contracts that do not qualify for hedge accounting are marked to market with gains and losses recognized in the results of operations currently. If a derivative previously designated as a hedge of a foreign currency commitment is terminated prior to the transaction date of the related commitment, the resultant gain or loss is recognized at the time of maturity of the original contract as a component of other expense, net.

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

                           RESULTS OF OPERATIONS

The Company's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods. Following is a percentage analysis of operating results:

                                                  For the                   For the
                                             Three Months Ended        Nine Months Ended
                                          ------------------------  ------------------------
                                           Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                             1997         1996         1997         1996
                                          -----------  -----------  -----------  -----------
Net sales                                        100%         100%         100%         100%
                                          ===========  ===========  ===========  ===========
Gross profit                                      52           50           49           49
Advertising and promotion expenses                16           16           15           15
Other selling and administrative expenses         13           14           18           18
Restructuring and integration charge               -            -            8            -
Other expense, net                                 1            -            1            1
                                          -----------  -----------  -----------  -----------
Operating profit                                  22           20            7           15
Interest expense                                   2            2            2            2
                                          -----------  -----------  -----------  -----------
Income before income taxes and
  extraordinary item                              20%          18%           5%          13%
                                          ===========  ===========  ===========  ===========


THIRD QUARTER
-------------

The strength of the Company's core brands resulted in a 4% increase in net sales in the third quarter of 1997 over the 1996 third quarter, including a net $51.0 million unfavorable effect from the generally stronger US dollar relative to the year ago quarter. Sales of BARBIE and BARBIE-related products increased 2%. The Wheels category increased 10%, reflecting strength in HOT WHEELS, partially offset by a decrease in Tyco Radio Control product. The Company's Infant and Preschool brand sales increased 16% in the third quarter of 1997 over the year-ago quarter. This increase was led by strength in SESAME STREET and WINNIE THE POOH, partially offset by a 10% decline in the FISHER-PRICE products. High levels of Fisher-Price inventory at retail continued to negatively impact Fisher-Price sales in the quarter.

Sales to customers within the United States grew 9% over the year-ago quarter. Sales to customers outside the United States decreased 5%. At comparable foreign currency exchange rates, sales internationally grew 5%. In the third quarter of 1997, the US dollar continued to strengthen against many major foreign currencies. Although the Company hedges a portion of its anticipated currency exposures, the remaining unhedged portion may be adversely impacted by unfavorable translation effects on foreign revenues and earnings (see the Cautionary Statement above).

Gross profit as a percentage of net sales increased two percentage points to 52% over the year-ago quarter, principally as a result of improved product mix.

Advertising and promotion expenses as a percentage of net sales remained virtually constant compared to the year-ago quarter. As a percentage of net sales, other selling and administrative expenses decreased one percentage point reflecting the Company's effort to manage expense growth relative to increasing revenue growth combined with the savings recognized as a result of the integration and restructuring activity. Other expense, net, increased $5.4 million, partially due to the unfavorable impact of foreign currency.


Interest expense decreased $3.7 million as a result of lower beginning net debt position, improved cash flow, and savings from the redemption of the Tyco Senior Subordinated Notes.


NINE MONTHS
-----------

Net sales increased $118.0 million or 4% over 1996, including a net $85.0 million unfavorable effect from the generally stronger US dollar relative to the year-ago period, reflecting continued worldwide demand for the Company's core brands. Worldwide core product sales increased mainly due to greater demand for BARBIE and BARBIE-related products, which increased
8%. The Wheels category increased 15%, reflecting strength in HOT WHEELS, partially offset by a decline in Tyco Radio Control product. The increase in core brand sales also reflects higher sales of certain of the Company's Preschool brands, including SESAME STREET and WINNIE THE POOH, partially offset by a 17% decline in FISHER-PRICE products. High levels of Fisher-Price inventory at retail negatively impacted sales for the nine months. Sales to customers within the United States increased 9% compared to the year-ago period. Sales to customers outside the United States decreased 5%. At comparable foreign currency exchange rates, sales internationally increased 3%.


Gross profit, advertising and promotion, other selling and administrative expenses, and interest expense as a percentage of net sales remained virtually constant compared to the year-ago period.


The Company recognized a $275.0 million pre-tax charge against continuing operations in March 1997 in connection with the Tyco integration and Mattel restructuring. Of the total pre-tax charge, approximately $85 million represented non-cash asset writedowns. Through September 30, 1997, the total integration and restructuring expenditures and write-offs were approximately $115 million. These costs related primarily to transaction costs of the merger, the elimination of approximately 1,700 positions worldwide, the consolidation of manufacturing facilities, the closure of duplicate marketing and administrative offices, and the abandonment of certain product lines. The remaining accrual of $160 million includes the following: i) approximately $48 million for severance costs for the elimination of approximately 1,000 positions worldwide; ii) approximately $35 million primarily for the writedown of fixed assets and lease termination costs in connection with the continuing consolidation of manufacturing facilities; iii) approximately $50 million for lease and contract terminations and asset writedowns resulting from the continuing elimination of duplicate marketing offices, administrative functions and distribution facilities; and iv) approximately $27 million in charges primarily for the write-off of tooling and other costs related to abandonment of certain product lines. It is anticipated that substantially all actions related to the integration and restructuring activity will be taken within one year. Management believes that the remaining accrual will approximate all future charges.

Pre-tax cost savings resulting from the restructuring for the nine months ended September 30, 1997 were over $30 million. Management continues to believe that the integration and restructuring charge will provide pre-tax cost savings of approximately $60 million during 1997 and approximately $160 million or more annually beginning in 1998. These cost savings will result primarily from reduced overhead, elimination of duplicate marketing and administrative offices and distribution facilities, and more efficient manufacturing and logistics operations. Available cash reserves and cash flows generated from normal business operations will fund the costs of the restructuring, with no adverse impact expected on the Company's future liquidity, revenues or financial position. The statements set forth herein are forwardlooking, and actual results may differ materially (see the Cautionary Statement above).


                            FINANCIAL CONDITION

The Company's financial position remained strong as of September 30, 1997. The Company's cash position as of September 30, 1997 was $68.2 million, compared to $126.9 million as of the third quarter 1996. Cash decreased $482.1 million since December 31, 1996 primarily due to funding of operating activities.  Accounts receivable increased $274.5 million over the year-ago quarter, reflecting lower sales of certain trade receivables in
1997.   Since year end, accounts receivable increased $898.1 million mainly due to seasonal customer payment patterns. Inventory balances increased $108.5 million since year end, primarily as a result of the Company's production in support of future sales volume.

Accrued liabilities increased $189.1 million compared to the year-ago quarter and $227.2 million since December 31, 1996, mainly due to the accrual for the Tyco integration and Mattel restructuring charge. Short-term borrowings decreased $70.7 million compared to the 1996 quarter end primarily due to issuance of $90.0 million in Medium-Term Notes in the third quarter of the current year. Since year end, short-term borrowings increased $323.9 million mainly to finance the Company's seasonal working capital requirements. Current portion of long-term liabilities decreased approximately $93 million from September and December 1996 primarily due to the repayment of the $100.0 million 6 7/8% Senior Notes which matured on August 1, 1997. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuance of commercial paper, sale of certain trade receivables, and use of the Company's various short-term bank lines of credit.

Details of the Company's capitalization are as follows:


(In millions)                Sept. 30, 1997  Sept. 30, 1996   Dec. 31, 1996
-------------                ----------------------------------------------
Medium-Term Notes            $  460.5   18%  $  220.0    9%  $  220.0    9%
6-3/4% Senior Notes             100.0    4      100.0    4      100.0    4
Senior Subordinated Notes           -    -      126.5    5      126.5    5
Convertible Subordinated
  Notes                             -    -       16.0    1       16.0    1
Other long-term debt
  obligations                    55.8    3       58.9    3       57.3    2
                            -----------------------------------------------
Total long-term debt            616.3   25      521.4   22      519.8   21
Other long-term liabilities     124.1    5      108.5    5      113.5    5
Shareholders' equity          1,764.3   70    1,716.9   73    1,805.9   74
                             ----------------------------------------------
                             $2,504.7  100%  $2,346.8  100%  $2,439.2  100%
                             ==============================================

Total long-term debt increased as a percentage of total capitalization compared to the year-ago quarter, primarily due to the issuance of $250.0 million in Medium-Term Notes, partially offset by the redemption of the Senior Subordinated Notes, conversion of the Convertible Subordinated Notes into Mattel common stock, and increase in shareholders' equity. Future long-term capital needs are expected to be satisfied through retention of corporate earnings and the issuance of long-term debt instruments. In February 1996, the Company filed a universal shelf registration statement which allowed for the issuance of up to $350.0 million of debt and equity securities, including Medium-Term Notes. This registration was amended in May 1997 to allow the issuance of an additional $39.5 million of debt and equity securities. Of the total amended amount of $389.5 million, $26.7 million remains to be issued. Additionally, in October 1997, the Company filed a universal shelf registration statement allowing the issuance of up to $350.0 million of debt and equity securities. All remaining availability under the February 1996 shelf registration statement, if any, will be incorporated into the October 1997 shelf registration statement at the time of effectiveness. Shareholders' equity decreased $41.6 million since December 31, 1996 primarily due to dividends declared to common shareholders and purchases of treasury stock, partially offset by profitable operating results and exercises of employee stock options. Shareholders' equity increased $47.4 million since September 30, 1996 primarily due to profitable operating results and exercises of employee stock options, partially offset by dividends declared to common shareholders and purchases of treasury shares.

                       PART II -- OTHER INFORMATION
                       ----------------------------

ITEM 1.  Legal Proceedings
--------------------------

     The Greenwald Litigation
     ------------------------


     On October 13, 1995, Michelle Greenwald filed a complaint against the Company in Superior Court of the State of California, County of Los Angeles. The plaintiff was a former Mattel employee who was terminated by the Company in July 1995. The complaint sought $50 million in general and special damages, plus punitive damages, for (i) breach of oral, written and implied contract, (ii) wrongful termination in violation of public policy, and (iii) violation of California Labor Code Section 970. The plaintiff claimed that her termination resulted from complaints made by her to management concerning (i) general allegations that Mattel did not account properly for sales and certain costs associated with sales; and (ii) more specific allegations that Mattel failed to account properly for certain royalty obligations to The Walt Disney Company. On December 5, 1996, the Company's motion for summary adjudication of the plaintiff's public policy claim was granted. On February 10, 1997, Ms. Greenwald filed a writ seeking appeal of the court's order granting the motion. On February 10, 1997, the writ was denied. On October 23, 1997, the Company's motion for summary judgment of the plaintiff's remaining claims was granted.



     Toys "R" Us and Related Matters
     -------------------------------


     On September 25, 1997, an administrative law judge of the Federal Trade Commission issued his initial decision in the matter In re Toys
                                                                ----------
     "R" Us, Inc. (FTC Docket No. 9278).  The administrative law judge made
     ------------
     findings of fact and conclusions of law that the toy retailer Toys "R" Us, Inc. had violated federal antitrust laws and entered into vertical and horizontal arrangements with various toy manufacturers, including the Company, whereby the manufacturers would refuse to do business with warehouse clubs, or would do business with warehouse clubs only on terms acceptable to Toys "R" Us. Toys "R" Us has announced its intention to appeal the decision to the full Commission.


     Following announcement of the administrative law judge's decision, the Company and certain other toy manufacturers have been named as defendants in a number of antitrust actions in various states. On October 2, 1997, the Attorney General of the State of New York filed in the United States District Court, Eastern District of New York, an action against Toys "R" Us and certain toy manufacturers, including the Company, seeking treble damages, expenses and attorneys' fees, on behalf of all persons in the State of New York who purchased toy products from retailers from 1989 to the present. The complaint alleges that Toys "R" Us orchestrated an illegal conspiracy with various toy manufacturers, including the Company, to cut off supplies of popular toys to warehouse clubs and low margin retailers that compete with Toys "R" Us.

     Following the filing of the New York action, a series of private treble damage class actions under the federal antitrust laws have been filed in various federal district courts. The Company is aware of six actions in the United States District Court, District of New Jersey, one action in the United States District Court, Northern District of California, one action in the United States District Court, Northern District of Illinois, three actions in the United States District Court, Eastern District of New York and two actions in the United States District Court, Eastern District of Pennsylvania. While the allegations and relief sought are substantially the same as those in the New York action, the defendants differ from action to action, as does the alleged conspiracy period. Mattel is not currently a named defendant in the actions in the Eastern District of Pennsylvania.


     The Company is also aware of three class action complaints filed in state court in California naming Toys "R" Us as a defendant and the Company and various other toy manufacturers as nondefendant co-conspirators. These actions have been coordinated in Superior Court of the State of California, County of Alameda, and allege violations of state antitrust laws, seek unspecified damages and are based on substantially similar allegations to those in the FTC administrative proceeding.


     The Company intends to vigorously defend the litigation in which it is named involving the Toys "R" Us matter. Due to the preliminary nature of the various actions and proceedings against the Company, the ultimate outcome and materiality of these matters cannot presently be determined.
                                           16

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
          --------


       3.0 By-laws of the Company, as amended to date (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 26, 1997)


       4.0 Certificate of Designations of Series B Preferred Stock dated March 26, 1997 (incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 21, 1997)


       4.1 Certificate of Designations of Series C Preferred Stock dated March 26, 1997 (incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 21, 1997)


       4.2 Deposit Agreement dated June 24, 1996 among Tyco Toys, Inc., Midlantic Bank, N.A., as Depositary, and all holders from time to time of depositary receipts issued thereunder (incorporated by reference to Exhibit 4.2 to Tyco Toys, Inc.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 20, 1996)


       4.3 Amendment to Deposit Agreement dated as of March 27, 1997 between the Company as successor to Tyco Toys, Inc. and The First National Bank of Boston (incorporated by reference to
            Exhibit 4.9 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 26, 1997)


       4.4 Registration Rights Agreement dated April 15, 1994 among Tyco Toys, Inc., Corporate Partners, L.P., Corporate Offshore Partners. L.P., the State Board of Administration of Florida and Corporate Advisors, L.P. (incorporated by reference to Tyco Toys, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994)


       4.5 Amendment to Registration Rights Agreement dated as of March 27, 1997 among Tyco Toys, Inc., Corporate Partners, L.P., Corporate Offshore Partners, L.P. and the State Board of Administration of Florida (incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 26, 1997)


       11.0 Computation of Income per Common and Common Equivalent Share


       27.0 Financial Data Schedule (EDGAR filing only)


                                            17


     (b)  Reports on Form 8-K
          -------------------

          Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended September 30, 1997:

                                                      Financial
             Date of Report     Items Reported    Statements Filed
             ---------------    --------------    ----------------
             July   25, 1997          5, 7               None
             July   30, 1997          5, 7               Yes



                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MATTEL, INC.
                                                  ------------
                                                  (Registrant)



Date:  As of November 7, 1997                     By: /s/ Kevin M. Farr
       ----------------------                         -----------------------
                                                      Kevin M. Farr
                                                      Senior Vice President
                                                      and Controller