Form 10-K
period 1997-12-31
MATTEL INC /DE/
filed 1998-03-18
CIK 63276

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-K



(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

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
Common stock, $1 par value (and                         New York Stock Exchange
  the associated Preference                             Pacific Exchange, Inc.
  Share Purchase Rights)

Depositary Shares, each representing                    New York Stock Exchange
 one twenty-fifth of a share of
 Series C Mandatorily Convertible
 Redeemable Preferred Stock

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 16, 1998 was $13,433,546,049.

Number of shares outstanding of registrant's common stock as of March 16, 1998:
                Common Stock - $1 par value -- 294,433,886 shares

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Mattel, Inc. Annual Report to Shareholders for the year ended December 31, 1997 (Incorporated into Parts I, II and IV).

2. Portions of the Mattel, Inc. 1998 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year (Incorporated into Part III).

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

     The Company plans to continue to focus on core brands that have fundamental play patterns and worldwide appeal, are sustainable, and have delivered consistent profitability and stable growth. The Company's core brands can be grouped in the following five categories: Fashion Dolls (BARBIE dolls and accessories); Infant and Preschool (FISHER-PRICE, Disney Preschool and Plush, POWER WHEELS, SESAME STREET, SEE `N SAY, MAGNA DOODLE and VIEW-MASTER); Entertainment (Disney, Nickelodeon, games and puzzles); Wheels (HOT WHEELS, MATCHBOX, Tyco Electric Racing and Tyco Radio Control); and Large and Small Dolls (CABBAGE PATCH KIDS, POLLY POCKET and Tyco large dolls). Revenues for 1997 of $4.8 billion were a record level for the Company. (Results for all periods have been restated retroactively to reflect the March 1997 merger of Tyco Toys, Inc., a Delaware corporation ("Tyco"), into Mattel, accounted for as a pooling of interests.)


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


COMPETITION AND INDUSTRY BACKGROUND
-----------------------------------

     Competition in the toy industry is based primarily on price, quality and play value. In recent years, the toy industry has experienced rapid consolidation driven, in part, by the desire of industry competitors to offer a range of products across a broader variety of categories. In the United States, the Company competes with several large toy companies, including Hasbro, Inc., as well as a number of smaller toy companies. The larger toy companies have pursued a strategy of focusing on core product lines. Core product lines are those lines which are expected to be marketed for an extended period of time, and which historically have provided relatively consistent growth in sales and profitability. By focusing on core product lines, toy manufacturers have been able to reduce their reliance on new product introductions and the associated risk and volatility. The juvenile products market, in which Fisher-Price is one of the leading companies, is more fragmented.

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


SEASONALITY
-----------

     Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December. Consequently, shipments of toy products to retailers are typically greater in the third and fourth quarters than in each of the first and second quarters combined. As the large toy retailers become more efficient in their control of inventory levels, this seasonality is increasing.

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


PRODUCTS
--------

     The Company has historically achieved consistent sales and earnings growth by focusing on a number of core brands supplemented by various new product introductions. The Company's principal core brands are grouped in the following five categories: Fashion Dolls (BARBIE dolls and accessories); Infant and Preschool (FISHER-PRICE, Disney Preschool and Plush, POWER WHEELS, SESAME STREET, SEE `N SAY, MAGNA DOODLE and VIEW-MASTER); Entertainment (Disney, Nickelodeon, games and puzzles); Wheels (HOT WHEELS, MATCHBOX, Tyco Electric Racing and Tyco Radio Control); and Large and Small Dolls (CABBAGE PATCH KIDS, POLLY POCKET and Tyco large dolls). Core brands are expected to be marketed for an extended period of time and historically have provided relatively consistent growth in sales and profitability. In order to provide greater flexibility in the manufacture and delivery of products, and as part of a continuing effort to reduce manufacturing costs, the Company has concentrated production of most of its core brands in Company-owned facilities and generally uses independent contractors for the production of non-core products.

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

     New product introductions for 1997 included an aspirational-themed
Dentist BARBIE [registered trademark] doll; University BARBIE [registered trademark] dolls dressed in the school colors of certain universities across the United States; SHARE A SMILE [trademark] BECKY [registered trademark] doll in a wheel chair; Talking BARBIE [trademark] doll with interactive CD ROM; BARBIE [trademark] MAGIC HAIR STYLER [trademark] CD ROM which allows children to cut, style and color computer BARBIE doll's hair; Collector BARBIE [registered trademark] dolls such as BARBIE [registered trademark] Loves Elvis Giftset, BARBIE [registered trademark] as the Sugar
Plum Fairy in "The Nutcracker," and BARBIE [registered trademark] as Marilyn in "The Seven Year Itch"; HOT WHEELS [registered trademark] Mars Rover Action Pack; HOT WHEELS [registered trademark] PLANET MICRO [trademark] stacking playsets and vehicles; HOT WHEELS [registered trademark] X-V RACERS [trademark] CYCLONE [trademark] stunt set; CABBAGE PATCH KIDS [registered trademark] BRUSHIN' TEETH BABY [trademark] doll with real tooth brush and liquid gel; Disney 11-1/2" collector dolls; relaunch of Mattel classic games; TYCO RC [registered trademark] TANTRUM [trademark] radio control vehicle;
the addition of Sing & Snore Ernie plush toy to the SESAME STREET line of Tyco Preschool; REAL TALKIN' BUBBA [trademark] plush talking bear;
MAGNA DOODLE [registered trademark] LEARNING BUS [trademark] drawing toy; FISHER-PRICE [registered trademark] POWER WHEELS [registered trademark] Caterpillar Dump Truck and POWER WHEELS [registered trademark] Rock `n Roll vehicle; and FISHER-PRICE [registered trademark] LITTLE PEOPLE [registered trademark] Play Inside Schoolhouse.

     New product introductions planned for 1998 include Olympic Skater BARBIE [registered trademark] & KEN [registered trademark] dolls with a special waist band and wind up mechanism to spin; WNBA BARBIE [registered trademark] doll; KELLY [registered trademark] & TOMMY [trademark] dolls and their battery operated POWER WHEELS [registered trademark] JEEP [registered trademark] vehicle; Detective BARBIE [registered trademark] CD ROM clue game; HARPIST ANGEL [trademark] BARBIE [registered trademark] Collector doll;
BARBIE [registered trademark] & KEN [registered trademark] Collector doll as Agent Scully & Agent Mulder X-Files Gift Set; HOT WHEELS [registered trademark] Touchstone Pictures Armaggedon themed vehicles and action figures; HOT WHEELS [registered trademark] Apollo Mission Action Pack; HOT WHEELS [registered trademark] CYBER RACERS [trademark] vehicles with virtual reality computer screen in chassis; HOT WHEELS [registered trademark] LEGENDS TO
LIFE [trademark] 1:24 scale Collector vehicle with real drag race sounds and action; CABBAGE PATCH KIDS [registered trademark] 15th Anniversary doll, a reproduction of the doll that started the craze in 1983; the addition of a series of action figures and playsets based on the Disney movie "A Bug's Life"; FASHION MAGIC [registered trademark] girls fashion activities sets; Talking POOH plush bear with interactive CD-ROM and transmitter; reproduction of classic FISHER-PRICE [registered trademark] wooden Disney toys; POOH line expansion into activity toys; NBA sports games; FISHER-PRICE [registered trademark] Children's Products PROP `N CARRY [trademark] infant carrier; FISHER-PRICE [registered trademark] RESCUE HEROES [trademark] playsets and action figures; FISHER-PRICE [registered trademark] SHOP & COOK [trademark] kitchen playcenter; and TYCO [registered trademark] REVOLVER [trademark] and TYCO [registered trademark] PSYCHO [trademark] radio control vehicles.

INTERNATIONAL OPERATIONS
------------------------

     Revenues from the Company's international operations represented approximately 34% of total consolidated revenues in 1997. Generally, products marketed internationally are the same as those marketed domestically, although some are developed or adapted for particular international markets. The Company's products are sold directly in most of the European and Asian countries, and mainly through distributors in certain Latin American countries. It also licenses some of its products to other toy companies for sale in various other countries. See "Licenses and Distribution Agreements."

     The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of the Company's international operations. From time to time, the Company enters into foreign currency forward exchange and option contracts primarily as hedges of inventory purchases, sales and other intercompany transactions denominated in foreign currencies, to limit the effect of exchange rate fluctuations on the results of operations and cash flows. See "Financial Instruments." For financial information by geographic area, see Note 8 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.


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

     License agreements with third parties permit the Company to utilize the trademark, character or product of the licensor in its product line. A principal licensor is The Walt Disney Company, which licenses many of its characters and entertainment properties for use on the Company's products. The Company also has entered into license agreements with, among others:
Children's Television Workshop relating to its SESAME STREET properties; Viacom International, Inc. relating to its Nickelodeon properties; NBA Properties, Inc. for a master toy license for the NBA, WNBA and USA Basketball; and Original Appalachian Artworks, Inc. for CABBAGE PATCH KIDS. A number of these licenses relate to product lines that are significant to the Company.

     Independent toy designers and developers bring products to the Company and are generally paid a royalty on the net selling price of products licensed by the Company. These independent toy designers may also create different products for other toy companies.

     The Company devotes substantial resources to product design and development. During the years ended December 31, 1997, 1996 and 1995, the Company expended approximately $156 million, $147 million and $132 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Note 10 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.


ADVERTISING AND PROMOTION
-------------------------

     The Company supports its product lines with extensive advertising and consumer promotions. Advertising continues at varying levels throughout the year and peaks during the Christmas season. Advertising includes television and radio commercials and magazine and newspaper ads.
Promotions include in-store displays, coupons, merchandising materials and major events focusing on products and tie-ins with various consumer product companies. To further promote the Company and its products, the Company participates in the attractions "It's A Small World" at Disneyland and Walt Disney World and "Autopia" and "Storybook Land" at Disneyland Paris under a ten and one-half year agreement with The Walt Disney Company. The Company also participates in toy stores in Disneyland, near Disneyland Paris and in the Disney Village Market Place near Walt Disney World. Separately, a total of twenty-eight BARBIE Boutiques are located in F.A.O. Schwarz toy stores, including the "BARBIE on Madison" boutique at the F.A.O. Schwarz flagship store in New York City.

     During the years ended December 31, 1997, 1996 and 1995, Mattel spent approximately $779 million (16% of net sales), $779 million (17% of net sales) and $732 million (17% of net sales), respectively, on worldwide advertising and promotion.


MARKETING AND SALES
-------------------

     The Company's toy products are sold throughout the world. In the United States, the Company's products are distributed directly to large retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers. Discount and free-standing toy stores continue to increase their market share. During the year ended December 31, 1997, Toys R Us and Wal-Mart accounted for approximately 18% and 15%, respectively, of worldwide consolidated net sales and were the only customers accounting for 10% or more of consolidated net sales.

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

     Mattel's manufacturing facilities are located in the states of Indiana, Kentucky, Georgia, and Oregon, and in Mexico, China, Indonesia, Malaysia, Thailand and Italy. The Company also utilizes independent contractors to manufacture products in the United States, Mexico, the Far East and Australia. To protect the stability of its product supply, the Company produces many of its key products in more than one facility.

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


LICENSES AND DISTRIBUTION AGREEMENTS
------------------------------------

     The Company's level of licensing activity has expanded in recent years. Royalty expense during the years ended December 31, 1997, 1996 and 1995 was approximately $194 million, $155 million and $137 million, respectively. See Note 6 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.

     The Company also distributes products which are independently designed and manufactured.

FINANCIAL INSTRUMENTS
---------------------

     From time to time, the Company enters into foreign currency forward exchange and option contracts primarily as hedges for payment of inventory purchases, sales and other intercompany transactions. The contracts are intended to fix a portion of the Company's product cost and intercompany cash flows, and thereby limit the effect of foreign currency fluctuations on the Company's results of operations and cash flows. The Company does not trade in financial instruments for speculative purposes.

     For additional information regarding foreign currency contracts, see "International Operations" above, and the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign Currency Risk" and Note 6 to the Consolidated Financial Statements in the Annual Report to Shareholders, incorporated herein by reference.


SEASONAL FINANCING
------------------

     The Company's financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when accounts receivable are at their highest due to increased sales volume and Company sales programs, and when inventories are at their highest in anticipation of expected second half sales volume. See "Seasonality." Domestic short-term borrowings for seasonal financing under the Company's revolving credit agreement are generally repaid in full by year-end from cash flows generated in the fourth quarter from sales and collection of accounts receivable.

     The Company maintains and periodically amends or replaces an unsecured revolving credit agreement with a commercial bank group that is utilized to finance the seasonal working capital requirements of its domestic and certain international operations. The agreement in effect during 1997, which was recently amended (see below), was renegotiated in the first quarter of 1997 to increase the total facility to $1.0 billion from $800.0 million. Within the facility, up to $600.0 million was a standard revolving credit line available for advances and backup for commercial paper issuances (a five-year facility). Interest was charged at various rates selected by the Company. The remaining $400.0 million (a five-year facility) was available for nonrecourse purchases of certain trade accounts receivable of the Company by the commercial bank group providing the credit line. Outstanding receivables sold were reduced by collections and could not exceed the $400.0 million at any time. The agreement required the Company to comply with certain financial covenants for consolidated debt-to-capital and interest coverage.

     During 1997, the Company renewed agreements providing for up to $140.0 million of nonrecourse purchases of certain domestic trade accounts receivable of the Company by a commercial bank. The Company also entered into agreements with banks of its foreign subsidiaries for nonrecourse sales of certain of its foreign subsidiary receivables.

     Effective in March 1998, the Company amended its revolving credit agreement. The new agreement consists of unsecured facilities providing a total of $1.0 billion in seasonal financing from substantially the same group of commercial banks. The facilities provide for up to $700.0 million in advances and backup for commercial paper issuances (a five-year facility), and up to an additional $300.0 million (a five-year facility) for nonrecourse purchases of certain trade accounts receivable by the bank group. In connection with the agreement, the Company is to comply with certain financial covenants for consolidated debt-to-capital and interest coverage.

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

     1996 and 1997 saw a return to pricing stability after very volatile pricing in the resin and packaging industries in 1995. While management believes that resin and packaging prices have stabilized, there can be no assurance that the volatility experienced in 1995 will not return, resulting in a material impact on the Company's gross margins and earnings.


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


EFFECTS OF INFLATION
--------------------

     Inflation rates in the US and major foreign countries in which the Company operates have not had a significant impact on consolidated operating results for the three years ended December 31, 1997. The US Consumer Price Index increased 1.7% in 1997, 3.3% in 1996, and 2.5% in 1995. The Company is afforded some protection from the impact of inflation as a result of high turnover of inventories.


EMPLOYEES
---------

     The total number of persons employed by the Company and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 1997, the Company's total number of employees, including its international operations, was approximately 25,000.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The executive officers of the Company, all of whom are appointed annually by the Board of Directors and serve at the pleasure of the Board, are as follows:

                                                                  EXECUTIVE
                                                                   OFFICER
        NAME             AGE               POSITION                 SINCE
---------------------    ---    -------------------------------   ---------
Jill E. Barad             46    Chairman of the Board &                1984
                                Chief Executive Officer

Astrid Autolitano         59    President, Mattel International        1996

Gary S. Baughman          51    President, Fisher-Price, Inc.          1997

Joseph C. Gandolfo        55    President, Worldwide                   1990
                                Manufacturing Operations and
                                a Director of Mattel, Inc.

Ned Mansour               49    President, Corporate Operations        1992
                                & General Counsel and a
                                Director of Mattel, Inc.

Bruce L. Stein            43    President, Mattel Worldwide,           1996
                                Chief Operating Officer and a
                                Director of Mattel, Inc.

Harry J. Pearce           53    Chief Financial Officer                1997

Francesca Luzuriaga       43    Executive Vice President,              1995
                                Worldwide Business Planning
                                and Resources

Kevin M. Farr             40    Senior Vice President                  1996
                                and Controller

Douglas Glen              50    Senior Vice President and              1997
                                Chief Strategy Officer

William Stavro            58    Senior Vice President                  1993
                                and Treasurer

Ms. Barad has been Chairman & Chief Executive Officer since October 1997
and a member of the Board of Directors since November 1991.   From January
1997 to October 1997, she was President and Chief Executive Officer.   From
August 1992 until December 1996, she was President and Chief Operating Officer. From December 1989 until August 1992, she was President, Mattel USA. Prior to that she served in various executive positions in the Marketing, Product Design and Product Development areas.

Ms. Autolitano has been President, Mattel International since September 1996. From August 1995 to September 1996, she served as Executive Vice President-Latin America and Mexico. Prior to that, she served as Senior Vice President-Latin America and Mexico from December 1989 to August 1995.

Mr. Baughman has been President, Fisher-Price, Inc. since April 1997. From January 1996 to April 1997, he served as Chief Executive Officer of Tyco Toys, Inc. From October 1994 to January 1996, he served as President and Chief Operating Officer of Tyco Toys, Inc. Prior to joining Tyco, he served as President of Little Tikes Co., a division of Rubbermaid from 1990 through 1994.

Mr. Gandolfo has been President, Worldwide Manufacturing Operations since April 1990 and a member of the Board of Directors since May 1997.

Mr. Mansour has been President, Corporate Operations and a member of the Board of Directors since August 1996. He has been General Counsel since November 1997. From April 1991 he served in several senior managerial positions at Mattel, including President, Mattel-USA, Chief Administrative Officer, General Counsel and Secretary.

Mr. Stein has been President, Mattel Worldwide and a member of the Board of Directors since August 1996. From October 1995 to August 1996 he served as President and Chief Executive Officer of Sony Interactive Entertainment. From November 1994 to October 1995, he was a consultant for DreamWorks SKG and Mandalay Entertainment. From June 1994 to October 1994, he served as President and Chief Operating Officer of Marvel Entertainment Group. Prior to that, he served as President of the Kenner Products division of Hasbro, Inc. from 1990 to June 1994.

Mr. Pearce has been Chief Financial Officer since May 1997.   From 1973 to
May 1997 he served as Chief Financial Officer of Tyco Toys, Inc. In 1993, he was also named Vice Chairman.

Ms. Luzuriaga has been Executive Vice President, Worldwide Business Planning and Resources since May 1997. From December 1995 to May 1997 she served as Executive Vice President & Chief Financial Officer. From March 1989 until December 1995 she served in several senior managerial positions at Mattel, including Controller, Treasurer and Executive Vice President Finance.

Mr. Farr has been Senior Vice President and Controller since September 1996. From June 1993 to September 1996, he served as Vice President, Tax. Prior to that he served as Senior Director, Taxes from August 1992 to June 1993.

Mr. Glen has been Senior Vice President and Chief Strategy Officer since February 1997. From August 1994 through February 1997, he served as President of Mattel Media. From March 1992 through August 1994 he was Group Vice President, Business Development and Strategic Planning for Sega of America.

Mr. Stavro has been Senior Vice President and Treasurer since May 1995. From November 1993 to May 1995, he was Vice President & Treasurer. From March 1992 to November 1993 he was Vice President & Assistant Treasurer. Prior to that he was Assistant Treasurer for more than five years.


ITEM 2.     PROPERTIES
-------     ----------

     Mattel owns its corporate headquarters consisting of approximately 335,000 square feet in El Segundo, California, which is subject to a $45.0 million mortgage, and an adjacent 55,000 square foot office building. Mattel also leases buildings in El Segundo consisting of approximately 350,000 square feet, which are primarily used for its design and development and audio visual departments. Fisher-Price owns its headquarters facilities in East Aurora, New York, consisting of approximately 290,000 square feet. Mattel Mount Laurel, formerly the headquarters of Tyco, leases facilities consisting of approximately 40,000 square feet in Mount Laurel, New Jersey.

     The Company maintains sales offices in California, Illinois, New York and Texas, and warehouse and distribution facilities in California, Georgia, Indiana, Kentucky and Texas. The Company owns a computer facility in Phoenix, Arizona. Internationally, the Company has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Canada, Chile, Colombia, Denmark, France, Germany, Greece, Hong Kong and in certain other areas of Asia, Italy, Japan, Mexico, The Netherlands, New Zealand, Poland, Spain, Switzerland, the United Kingdom and Venezuela. The Company's principal manufacturing facilities are located in China, Indonesia, Italy, Malaysia, Mexico and the United States. See "Manufacturing."

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


ITEM 3.     LEGAL PROCEEDINGS
-------     -----------------

     THE GREENWALD LITIGATION AND RELATED MATTERS
     --------------------------------------------

     On October 13, 1995, Michelle Greenwald filed a complaint (Case No. YC 025 008) against the Company in Superior Court of the State of California, County of Los Angeles (the "Greenwald Action"). The plaintiff is a former Mattel employee who was terminated by the Company in July 1995. The complaint sought $50 million in general and special damages, plus punitive damages, for (i) breach of oral, written and implied contract, (ii) wrongful termination in violation of public policy and (iii) violation of California Labor Code Section 970. The plaintiff claimed that her termination resulted from complaints made by her to management concerning
(i) general allegations that Mattel did not account properly for sales and certain costs associated with sales; and (ii) more specific allegations that Mattel failed to account properly for certain royalty obligations to Disney. On December 5, 1996, the Company's motion for summary adjudication of the plaintiff's public policy claim was granted.
On March 7, 1997, the Company filed a motion for summary judgment on the remaining causes of action. On December 9, 1997, the Company's motion for summary judgment of the plaintiff's remaining claims was granted. On February 4, 1998, the plaintiff filed a notice of appeal.

     The Company believes the allegations of the complaint in the Greenwald Action to be without merit and intends to defend the action vigorously, including the appeal.

     TOYS "R" US AND RELATED MATTERS
     -------------------------------

     On September 25, 1997, an administrative law judge of the Federal Trade Commission issued his initial decision in the matter In re Toys "R" Us,
                                                     ------------------
Inc. (FTC Docket No. 9278).  The administrative law judge made findings of
----
fact and conclusions of law that the toy retailer Toys "R" Us, Inc. ("TRU") had violated federal antitrust laws and entered into vertical and horizontal arrangements with various toy manufacturers, including the Company, whereby the manufacturers would refuse to do business with warehouse clubs, or would do business with warehouse clubs only on terms acceptable to TRU. TRU has announced its intention to appeal the decision to the full Commission.

     Following announcement of the administrative law judge's decision, the Company and certain other toy manufacturers have been named as defendants in a number of antitrust actions in various states. On October 2, 1997, the Attorney General of the State of New York filed in the United States District Court, Eastern District of New York (Case No. CV 97 5714), an action against TRU and certain toy manufacturers, including the Company, seeking treble damages, expenses and attorneys' fees, on behalf of all persons in the State of New York who purchased toy products from retailers from 1989 to the present. The complaint alleges that TRU orchestrated an illegal conspiracy with various toy manufacturers, including the Company, to cut off supplies of popular toys to warehouse clubs and low margin retailers that compete with TRU. The attorneys general from thirty-seven other states, the District of Columbia and the Commonwealth of Puerto Rico joined this action on or about November 17, 1997.

     Following the filing of the New York action, a series of private treble damage class actions under the federal antitrust laws have been filed in various federal district courts. The Company is aware of a total of twenty-seven actions which are currently pending and name Mattel as a defendant: fourteen actions in the United States District Court, District of New Jersey; five actions in the United States District Court, Northern District of California; one action in the United States District Court, District of Illinois; one action in the United States District Court, District of Maryland; one action in the United States District Court, District of Vermont; and five actions in the United States District Court, Eastern District of New York. While the allegations and relief sought are substantially the same as those in the New York action, the defendants differ from action to action, as does the alleged conspiracy period. On January 23, 1998, at a hearing before the Judicial Panel on Multidistrict Litigation (the "JPML"), the parties agreed to have these related actions transferred to the Eastern District of New York before the Honorable Nina Gershon. A transfer order was issued by the JPML on February 11, 1998.

     The Company is also aware of three class action complaints filed in state court in California naming TRU as a defendant and the Company and various other toy manufacturers as nondefendant co-conspirators. These actions have been coordinated in Superior Court of the State of California, County of Alameda, and allege violations of state antitrust laws, seek unspecified damages and are based on substantially similar allegations to those in the FTC administrative proceeding.

     The Company intends to vigorously defend the litigation in which it is named involving the TRU matter. Due to the preliminary nature of the various actions and proceedings against the Company, the ultimate outcome and materiality of these matters cannot presently be determined.


     ENVIRONMENTAL
     -------------

     The Company's Fisher-Price subsidiary has executed a consent order with the State of New York involving a remedial action/feasibility study for voluntary cleanup of contamination at one of its manufacturing plants. The ultimate liability associated with this cleanup presently is estimated to be less than $1,425,000, approximately $970,500 of which has been incurred through December 31, 1997.

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

     As of March 1, 1998, the Company had approximately 46,000 holders of record of its common stock.

     The Company paid dividends on its Common Stock of $0.048 per share in January 1996, $0.060 per share in April, July and October 1996 and January and April 1997 and $0.070 per share in July and October 1997. The payment of dividends on the Common Stock is at the discretion of the Company's Board of Directors and is subject to customary limitations. The dividends have been adjusted to reflect a five-for-four stock split which the Company declared on its common stock to holders of record on February 16, 1996.


ITEM 6.     SELECTED FINANCIAL DATA
-------     -----------------------

     The information under the caption "Five-Year Financial Summary" on page 30 in the Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------     RESULTS OF OPERATIONS
            ---------------------------------------------------------------

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 31 through 35 in the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------    ----------------------------------------------------------

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign Currency Risk" on pages 34 and 35 in the Annual Report to Shareholders and
Note 6 to the Consolidated Financial Statements in the Annual Report to Shareholders are incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------     -------------------------------------------

     The consolidated financial statements of Mattel, Inc. and Subsidiaries, together with the report of Price Waterhouse LLP dated February 2, 1998, included on pages 36 through 55 in the Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------     FINANCIAL DISCLOSURE
            ---------------------------------------------------------------

     None

                                   PART III
                                   --------


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------    --------------------------------------------------

     Information required under this Item relating to members of the Board of Directors is incorporated by reference herein from the Company's 1998 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997. The information with respect to executive officers of the Company appears under the heading "Executive Officers of the Registrant" in
Part I herein.


ITEM 11.    EXECUTIVE COMPENSATION
--------    ----------------------

     The information required under this Item is incorporated by reference herein from the Company's 1998 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

     The information required under this Item is incorporated by reference herein from the Company's 1998 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

     The information required under this Item is incorporated by reference herein from the Company's 1998 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

                                   PART IV
                                   -------


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K
--------    -------------------------------------------------------

      (a)   The following documents are filed as part of this report:

                                                               Annual Report
                                                               Page Number(1)
                                                               -------------
(1)    Financial Statements

                 Consolidated Balance Sheets as of                     36-37
                 December 31, 1997 and 1996

                 Consolidated Statements of Income for                    38
                 the years ended December 31, 1997,
                 1996 and 1995

                 Consolidated Statements of Cash Flows for                39
                 the years ended December 31, 1997,
                 1996 and 1995

                 Consolidated Statements of Shareholders'                 40
                 Equity for the years ended December 31, 1997, 1996 and 1995

                 Notes to Consolidated Financial Statements            41-53

                 Report of Price Waterhouse LLP, Independent              55
                 Accountants to the Company


   1
     Incorporated by reference from the indicated pages of the Annual Report to Shareholders for the year ended December 31, 1997. With the exception of the information incorporated by reference in Items 1, 5, 6, 7, 8 and 14 of this report, the Annual Report to Shareholders is not deemed filed as part of this report.

                       Independent Auditors' Report
                       ----------------------------



To the Board of Directors and Stockholders
Tyco Toys, Inc.
Mount Laurel, New Jersey

We have audited the consolidated balance sheets of Tyco Toys, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996, not separately presented herein. Those financial statements, which were included in Mattel, Inc.'s Form 8-K filed on April 17, 1997, are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tyco Toys, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP
-------------------------

Philadelphia, Pennsylvania
February 4, 1997 except for note 15, as to which the date is March 27,
1997

(2) Financial Statement Schedule for the years ended December 31, 1997, 1996 and 1995 (1)

       Report of Independent Accountants on Financial Statement Schedule

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

       3.2 By-laws of the Company, as amended to date (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 dated August 21, 1997)

       4.0 Rights Agreement, dated as of February 7, 1992, between the Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated February 12, 1992)

       4.1 Certificate of Designation of Series C Preferred Stock dated March 26, 1997 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 dated August 21, 1997)

       4.2 Deposit Agreement dated June 24, 1996 among Tyco Toys, Inc., Midlantic Bank, N.A., as Depositary, and all holders from time to time of depositary receipts issued thereunder (incorporated by reference to Exhibit 4.2 to Tyco Toys, Inc.'s Registration Statement on Form S-3 dated June 20, 1996)

       4.3 Amendment to Deposit Agreement dated as of March 27, 1997 between the Company, as successor to Tyco and The First National Bank of Boston (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-3 dated September 26, 1997)

              (The Company has not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of the total assets of the Company. Copies of such agreements will be provided to the Securities and Exchange Commission upon request.)



       1
        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       10.0 Second Amended and Restated Credit Agreement dated as of March 11, 1998 among the Company, the Banks named therein and Bank of America National Trust and Savings Association, as Agent (to be filed on a Current Report on Form 8-K)

       10.1 Receivables Purchase Agreement dated as of March 11, 1998 among the Company, Mattel Factoring, Inc., the Banks named therein and NationsBank of Texas, N.A., as Agent (to be filed on a Current Report on Form 8-K)

       10.2 Stock Subscription Warrant dated as of June 28, 1991 between Fisher-Price, Inc. and certain investors (incorporated by reference to Exhibit 4(c) to Fisher-Price's Report on Form 10-K for the transition period from July 1, 1991 to December 29,
              1991)

       10.3 Distribution Agreement dated November 12, 1997 among the Company, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 1.0 to the Company's Current Report on Form 8-K dated November 12, 1997)

       10.4 Indenture dated as of February 15, 1996 between the Company and Chemical Trust Company of California, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 11, 1996)

       10.5   Form of Underwriting Agreement among the Company, Morgan
              Stanley & Co. Incorporated and CS First Boston Corporation (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

Executive Compensation Plans and Arrangements of the Company
------------------------------------------------------------

       10.6 Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers (incorporated by reference to Exhibit B to Notice of Annual Meeting of Stockholders of the Company dated March 24, 1987)


       10.7 Amended and Restated Employment Agreement dated January 1, 1997 between the Company and Jill E. Barad (incorporated by reference to Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

       10.8 Employment Agreement dated May 5, 1997 between the Company and Gary S. Baughman (to be filed on a Current Report on Form 8-K)

       10.9 Amended and Restated Employment Agreement dated September 9, 1996 between the Company and Joseph C. Gandolfo (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

       10.10 Amended and Restated Employment Agreement dated July 29, 1996 between the Company and Ned Mansour (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

       10.11 Employment Agreement dated December 20, 1996 between the Company and Bruce L. Stein (incorporated by reference to
              Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

       10.12 Mattel, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.13 Mattel, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

       10.14 Form of Deferred Compensation Plan for Directors (incorporated by reference to Exhibit No. 10.11 of Amendment No. 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1987)

       10.15  Amended and Restated Mattel, Inc. 1996 Stock Option Plan
              (the "1996 Plan") (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

       10.16 Form of Option Agreement for Outside Directors under the 1996 Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

       10.17 Form of Option Agreement under the 1996 Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

       10.18 Mattel, Inc. Supplemental Executive Retirement Plan effective as of October 7, 1990 (incorporated by reference to Exhibit
              10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990)

       10.19 Mattel, Inc. Amended and Restated Supplemental Executive Retirement Plan as of May 1, 1996 (incorporated by reference to
              Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

       10.20 Description of the Mattel, Inc. Deferred Compensation Plan for Officers (incorporated by reference to Exhibit 10.16 to the Mattel, Inc. Annual Report on Form 10-K for the year ended December 31, 1991)

       10.21 The Fisher-Price, Inc. Pension Plan (1989 Restatement) (incorporated by reference to Exhibit 10(l) to Fisher-Price's Registration Statement on Form 10 dated June 28, 1991)

       10.22 Mattel, Inc. Personal Investment Plan, 1997 Restatement (to be filed on a Current Report on Form 8-K)

       10.23 Mattel, Inc. Hourly Employee Personal Investment Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated February 20, 1996)

       10.24 First Amendment to the Mattel, Inc. Hourly Employee Personal Investment Plan (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 14,
              1997)

       11.0*  Computation of Income per Common and Common Equivalent Share

       12.0* Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

       13.0* Pages 29 through 57 of the Mattel, Inc. Annual Report to Shareholders for the year ended December 31, 1997

       21.0*  Subsidiaries of the Registrant

       23.0*  Consent of Price Waterhouse LLP

       23.1*  Consent of Deloitte & Touche LLP

       24.0*  Power of Attorney (on page 28 of Form 10-K)

       27.0*  Financial Data Schedule (EDGAR filing only)

       (b)    Reports on Form 8-K

              Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended December 31, 1997:

                                                          Financial
                Date of Report      Items Reported    Statements Filed
              ------------------    --------------    ----------------
              October 8, 1997            5, 7               None
              October 21, 1997           5, 7               None
              November 12, 1997          5, 7               None
              November 26, 1997          5, 7               None

       (c)    Exhibits Required by Item 601 of Regulation S-K

              See Item (3) above

       (d)    Financial Statement Schedule

              Schedule II - Valuation and Qualifying Accounts and Allowances

              Copies of Form 10-K (which includes Exhibit 24.0), Exhibits 11.0, 12.0, 13.0, 21.0, 23.0 and 23.1 and the Annual Report to
              Shareholders are available to stockholders of the Company without charge. Copies of other Exhibits can be obtained by stockholders of the Company upon payment of twelve cents per page for such Exhibits. Written requests should be sent to Secretary, Mattel, Inc., 333 Continental Boulevard,
              El Segundo, California 90245-5012.


-------------------
       * Filed herewith.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MATTEL, INC.
                                              Registrant

                                              By: /s/ Kevin M. Farr
                                                  -------------------------
                                                  KEVIN M. FARR
                                                  Senior Vice President and
        Date: As of March 18, 1998                Controller
              --------------------

                            POWER OF ATTORNEY
                            -----------------


     We, the undersigned directors and officers of Mattel, Inc. do hereby severally constitute and appoint Jill E. Barad, Ned Mansour, Robert
Normile, Leland P. Smith, and John L. Vogelstein, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                          Date
---------                    -----                          ----
/s/ Jill E. Barad            Chairman of the Board and      March 18, 1998
-----------------            Chief Executive Officer
JILL E. BARAD

/s/ Harry J. Pearce          Chief Financial Offier         March 18, 1998
-------------------          (principal financial officer)
HARRY J. PEARCE

/s/ Kevin M. Farr            Senior Vice President and      March 18, 1998
-----------------            Controller
KEVIN M. FARR                (principal accounting officer)

/s/ John W. Amerman          Director                       March 18, 1998
-------------------
JOHN W. AMERMAN


                                     28

Signature                    Title                          Date
---------                    -----                          ----
/s/ Harold Brown             Director                       March 18, 1998
----------------
HAROLD BROWN

                             Director                       March 18, 1998
---------------------
TULLY M. FRIEDMAN

/s/ Joseph C. Gandolfo       Director and President,        March 18, 1998
----------------------       Worldwide Manufacturing
JOSEPH C. GANDOLFO           Operations

/s/ Ronald M. Loeb           Director                       March 18, 1998
------------------
RONALD M. LOEB

/s/ Ned Mansour              Director and President,        March 18, 1998
---------------              Corporate Operations
NED MANSOUR

/s/ Edward N. Ney            Director                       March 18, 1998
-----------------
EDWARD N. NEY

/s/ William D. Rollnick      Director                       March 18, 1998
-----------------------
WILLIAM D. ROLLNICK

/s/ Christopher A. Sinclair  Director                       March 18, 1998
---------------------------
CHRISTOPHER A. SINCLAIR

/s/ Bruce L. Stein           Director and President,        March 18, 1998
------------------           Mattel Worldwide and
BRUCE L. STEIN               Chief Operating Officer

/s/ John L. Vogelstein       Director                       March 18, 1998
----------------------
JOHN L. VOGELSTEIN


                                     29

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE
                       ---------------------------------



To the Board of Directors of Mattel, Inc.


     Our audits of the consolidated financial statements referred to in our report dated February 2, 1998 appearing on page 55 of the December 31, 1997 Annual Report to Shareholders of Mattel, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial
Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PRICE WATERHOUSE LLP
------------------------
Los Angeles, California
February 2, 1998

                           MATTEL, INC. AND SUBSIDIARIES            SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

                                 (In thousands)

                           Balance at   Additions                       Balance
                           Beginning    Charged to          Net          at End
                            of Year     Operations      Deductions      of Year
                           ----------   ----------      ----------      --------
Allowance for
   Doubtful Accounts
--------------------
Year Ended
   December 31, 1997         $ 21,009     $ 21,036      $ (11,308)(a)   $ 30,737

Year Ended
   December 31, 1996           13,119       21,381        (13,491)(a)     21,009

Year Ended
   December 31, 1995           22,412       18,470        (27,763)(a)     13,119



Allowance for
   Inventory Obsolescence
-------------------------
Year Ended
   December 31, 1997         $ 35,645     $ 52,312      $ (54,183)(b)   $ 33,774

Year Ended
   December 31, 1996           30,620       73,004        (67,979)(b)     35,645

Year Ended
   December 31, 1995           34,553       51,587        (55,520)(b)     30,620



(a) Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.

(b) Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw material write-downs and currency translation adjustments.

                                     31
