Form 10-Q
period 1998-03-31
MATTEL INC /DE/
filed 1998-05-12
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarterly period ended March 31, 1998
                                                     --------------

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


Yes [X]   No [_]


Number of shares outstanding of registrant's common stock as of May 8, 1998:
                Common Stock - $1 par value -- 293,515,239 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 March 31,      March 31,        Dec. 31,
(In thousands)                                     1998           1997             1997
--------------                                  -----------    -----------     -----------
ASSETS
Current Assets
  Cash                                          $   331,884    $   144,659     $   694,947
  Accounts receivable, net                          987,906        977,479       1,091,416
  Inventories                                       531,623        512,847         428,844
  Prepaid expenses and other current assets         251,397        193,636         246,529
                                                -----------    -----------     -----------
    Total current assets                          2,102,810      1,828,621       2,461,736
                                                -----------    -----------     -----------
Property, Plant and Equipment
  Land                                               28,730         32,144          29,556
  Buildings                                         201,400        216,291         198,396
  Machinery and equipment                           459,892        443,138         453,978
  Capitalized leases                                 24,485         25,498          24,625
  Leasehold improvements                             73,301         72,826          68,179
                                                -----------    -----------     -----------
                                                    787,808        789,897         774,734

  Less: accumulated depreciation                    350,415        333,885         336,946
                                                -----------    -----------     -----------
                                                    437,393        456,012         437,788

  Tools, dies and molds, net                        165,400        152,338         163,809
                                                -----------    -----------     -----------
    Property, plant and equipment, net              602,793        608,350         601,597
                                                -----------    -----------     -----------
Other Noncurrent Assets
  Intangible assets, net                            548,957        596,883         542,759
  Sundry assets                                     189,234        227,860         197,699
                                                -----------    -----------     -----------
                                                $ 3,443,794    $ 3,261,714     $ 3,803,791
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

                                            2

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 March 31,      March 31,        Dec. 31,
(In thousands, except share data)                  1998           1997             1997
---------------------------------               -----------    -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                         $    18,204   $    16,865      $    17,468
  Current portion of long-term liabilities           13,577       105,393           13,659
  Accounts payable                                  193,431       180,816          310,117
  Accrued liabilities                               443,253       532,025          629,445
  Income taxes payable                              134,284       113,358          202,735
                                                -----------   -----------      -----------
    Total current liabilities                       802,749       948,457        1,173,424
                                                -----------   -----------      -----------
Long-Term Liabilities
  6-3/4% Senior Notes due 2000                      100,000       100,000          100,000
  10-1/8% Senior Subordinated Notes                       -       126,500                -
  Medium-Term Notes                                 520,500       260,000          520,500
  Mortgage note                                      43,437        43,962           43,573
  Other                                             136,862       146,101          144,224
                                                -----------   -----------      -----------
    Total long-term liabilities                     800,799       676,563          808,297
                                                -----------   -----------      -----------
Shareholders' Equity
  Preferred stock, Series B $1.00 par value,
   $1,050.00 liquidation preference per
   share, 0.1 million shares authorized,
   issued and outstanding at March 31, 1997               -            54                -
  Preferred stock, Series C $1.00 par value,
   $125.00 liquidation preference per share,
   0.8 million shares authorized, issued and
   outstanding                                          772           773              772
  Common stock $1.00 par value, 600.0 million
   shares authorized; 300.4 million shares
   issued at March 31, 1998 and December 31,
   1997 and 296.7 million shares issued at
   March 31, 1997                                   300,381       296,729          300,381
  Additional paid-in capital                        489,323       512,463          509,172
  Treasury stock at cost; 6.2 million shares,
   4.8 million shares and 8.8 million shares,
   respectively                                    (207,695)     (127,299)        (285,420)
  Retained earnings                               1,480,866     1,069,971        1,490,804
  Accumulated other comprehensive (loss)           (223,401)     (115,997)        (193,639)
                                                -----------   -----------      -----------
    Total shareholders' equity                    1,840,246     1,636,694        1,822,070
                                                -----------   -----------      -----------
                                                $ 3,443,794   $ 3,261,714      $ 3,803,791
                                                ===========   ===========      ===========

See accompanying notes to consolidated financial information.

                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                                                         For the
                                                    Three Months Ended
                                                  ----------------------
                                                   March 31,   March 31,
(In thousands, except per share amounts)             1998        1997
----------------------------------------          ----------  ----------
Net Sales                                         $  705,164  $  693,520
Cost of sales                                        381,246     370,709
                                                  ----------  ----------
Gross Profit                                         323,918     322,811

Advertising and promotion expenses                    98,081     102,626
Other selling and administrative expenses            183,791     185,286
Interest expense                                      16,392      19,636
Integration and restructuring costs                        -     275,000
Other expense, net                                     7,898       7,882
                                                  ----------  ----------
Income (Loss) Before Income Taxes                     17,756    (267,619)
Provision (benefit) for income taxes                   5,087     (62,995)
                                                  ----------  ----------
Net Income (Loss)                                     12,669    (204,624)
Less: preferred stock dividend requirements            1,990       2,840
                                                  ----------  ----------
Net Income (Loss) Applicable to Common Shares     $   10,679  $ (207,464)
                                                  ==========  ==========

Basic Income (Loss) Per Common Share
------------------------------------

Net income (loss)                                 $     0.04  $    (0.72)
                                                  ==========  ==========
Average number of common shares                      293,048     288,382
                                                  ==========  ==========

Diluted Income (Loss) Per Common Share
--------------------------------------

Net income (loss)                                 $     0.04  $    (0.72)
                                                  ==========  ==========
Average number of common and
 common equivalent shares                            298,164     288,382
                                                  ==========  ==========

Dividends Declared Per Common Share               $     0.07  $     0.06
                                                  ==========  ==========

See accompanying notes to consolidated financial information.

March 1997 consolidated results are restated for the merger with Tyco Toys, Inc. ("Tyco"), accounted for as a pooling of interests.

                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  For the
                                                                             Three Months Ended
                                                                          -----------------------
                                                                           March 31,    March 31,
(In thousands)                                                               1998         1997
--------------                                                            ----------   ----------
Cash Flows From Operating Activities:
-------------------------------------
  Net income (loss)                                                       $   12,669   $ (204,624)
    Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Noncash restructuring and integration charges                                 -       90,382
     Depreciation                                                             41,760       39,113
     Amortization                                                              8,078        8,550
     Increase (decrease) from changes in net assets and liabilities:
       Accounts receivable                                                    96,439      (48,626)
       Inventories                                                          (105,785)     (82,524)
       Prepaid expenses and other current assets                              (5,781)       4,207
       Accounts payable, accrued liabilities and income taxes payable       (365,098)    (220,107)
       Deferred compensation and other retirement plans                         (901)         693
       Deferred income taxes                                                  (2,653)     (16,009)
       Other, net                                                             (3,552)        (719)
                                                                          ----------   ----------
  Net cash used in operating activities                                     (324,824)    (429,664)
                                                                          ----------   ----------
Cash Flows From Investing Activities:
-------------------------------------
  Purchases of tools, dies and molds                                         (26,045)     (23,672)
  Purchases of other property, plant and equipment                           (38,848)     (27,900)
  Purchase of other long-term investments                                     (1,456)      (5,952)
  Proceeds from sales of other property, plant and equipment                  11,379        8,374
  Investment in acquired businesses                                          (11,057)      (8,625)
  Other, net                                                                  (1,239)        (173)
                                                                          ----------   ----------
  Net cash used in investing activities                                      (67,266)     (57,948)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
-------------------------------------
  Short-term borrowings, net                                                     702      (11,365)
  Issuance of Medium-Term Notes                                                    -       40,000
  Long-term foreign borrowings                                                  (958)       2,100
  Tax benefit of employee stock options exercised                             29,867        1,926
  Exercise of stock options                                                   60,348        5,181
  Sale of treasury stock                                                           -       71,295
  Purchase of treasury stock                                                 (32,339)      (1,557)
  Dividends paid on common and preferred stock                               (24,521)     (19,113)
  Other, net                                                                    (164)      (1,125)
                                                                          ----------   ----------
  Net cash provided by financing activities                                   32,935       87,342

Effect of Exchange Rate Changes on Cash                                       (3,908)      (5,342)
                                                                          ----------   ----------
Decrease in Cash                                                            (363,063)    (405,612)
Cash at Beginning of Period                                                  694,947      550,271
                                                                          ----------   ----------
Cash at End of Period                                                     $  331,884   $  144,659
                                                                          ==========   ==========

See accompanying notes to consolidated financial information.

March 1997 consolidated results are restated for the effects of the merger with Tyco, accounted for as a pooling of interests.

                                    MATTEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                  Additional
                                           Preferred    Common     Paid-In      Treasury     Retained
(In thousands)                               Stock      Stock      Capital        Stock      Earnings
------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                      $772   $300,381   $509,172     $(285,420)   $1,490,804
Comprehensive income/(loss):
 Net income                                                                                     12,669
 Currency translation adjustments
                                           ---------   --------   --------     ---------    ----------
Comprehensive income/(loss)                                                                     12,669
Purchase of treasury stock                                                       (32,339)
Issuance of treasury stock                                         (49,716)      110,064
Exercise of stock options                                           29,867
Dividends declared on common stock                                                             (20,617)
Dividends declared on preferred stock                                                           (1,990)
                                           ---------   --------   --------     ---------    ----------
BALANCE, MARCH 31, 1998                         $772   $300,381   $489,323     $(207,695)   $1,480,866
                                           =========   ========   ========     =========    ==========

See accompanying notes to consolidated financial information.


                                    MATTEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                            Accumulated
                                               Other          Total
                                           Comprehensive   Shareholders'
(In thousands)                                 (Loss)         Equity
------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                     $(193,639)     $1,822,070
Comprehensive income/(loss):
 Net income                                                       12,669
 Currency translation adjustments                (29,762)        (29,762)
                                           -------------   -------------
Comprehensive income/(loss)                      (29,762)        (17,093)
Purchase of treasury stock                                       (32,339)
Issuance of treasury stock                                        60,348
Exercise of stock options                                         29,867
Dividends declared on common stock                               (20,617)
Dividends declared on preferred stock                             (1,990)
                                           -------------   -------------
BALANCE, MARCH 31, 1998                        $(223,401)     $1,840,246
                                           =============   =============

See accompanying notes to consolidated financial information.


                       MATTEL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                -------------------------------------------


1. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of Mattel, Inc. and its subsidiaries' ("the Company's") financial position and interim results as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform with the current period's presentation.
    Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

    The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 1997 Annual Report to Shareholders.

2. Accounts receivable are shown net of allowances for doubtful accounts of $25.2 million (March 31, 1998), $23.3 million (March 31, 1997), and
    $30.7 million (December 31, 1997).

3.  Inventories are comprised of the following:


                                     March 31,      March 31,       Dec. 31,
(In thousands)                         1998           1997            1997
--------------                       ---------      ---------      ---------
Raw materials and work in progress   $  57,283      $  86,068      $  48,620
Finished goods                         474,340        426,779        380,224
                                     ---------      ---------      ---------
                                     $ 531,623      $ 512,847      $ 428,844
                                     =========      =========      =========

4. Net cash flows from operating activities include cash payments for the following:

                                                    For the
                                               Three Months Ended
                                           --------------------------
                                            March 31,       March 31,
(In thousands)                                1998            1997
--------------                             -----------    -----------
Interest                                   $     6,499    $    18,018
Income taxes                                    45,686         17,525
                                           --------------------------

5. In the current quarter, the Board of Directors declared cash dividends of $0.07 per common share, compared to $0.06 per common share in the first quarter of 1997. On May 6, 1998, the Company announced an increase in future quarterly dividends to $0.08 per share effective in July 1998.

6. In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. Accordingly, March
                                  ------------------
    1997 results have been restated to present basic and diluted loss per common share.

    Basic income (loss) per common share is computed by dividing earnings available to common shareholders by the average number of common shares outstanding during each period. Earnings available to common shareholders represent reported net income (loss) less preferred stock dividend requirements.

    Diluted income (loss) per common share is computed by dividing diluted earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during each period. Weighted average share computations assume the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, and conversion of dilutive preferred stock and convertible debt, as applicable. Diluted earnings available to common shareholders represent earnings available to common shareholders plus preferred stock dividend requirements and interest savings resulting from assumed conversions of dilutive securities.

7. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which
                                  ------------------------------
    establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. Accordingly, comprehensive income has been reported as a separate component of shareholders' equity in the consolidated balance sheets and the consolidated statement of shareholders' equity.

8. On March 30, 1998, Mattel made an offer to purchase Bluebird Toys PLC ("Bluebird") at a price of approximately 46 million pounds sterling. Bluebird is the company from which Mattel licenses the product designs for its POLLY POCKET and Disney Tiny Collections brands, as well as the POLLY POCKET trademarks. Bluebird's Board of Directors has recommended that its shareholders accept Mattel's offer. Mattel's offer is currently scheduled to expire on May 22, 1998.

9. On January 8, 1998, the Company acquired PrintPaks, a Portland, Oregon-based publisher of multimedia craft products. The purchase price included net cash consideration of $11.1 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of PrintPaks have been included in the Company's consolidated financial statements since the date of acquisition. The asset purchase agreement also provides for future contingent consideration in the event that net sales of PrintPaks product lines reach or exceed certain levels in each of calendar years 1998, 1999, and 2000.

10. On March 27, 1997, the Company completed its merger with Tyco, accounted for as a pooling of interests. Accordingly, all financial information for the period ended March 31, 1997 has been restated to include Tyco.

11. In connection with the Tyco merger, the Company commenced an integration and restructuring plan and recorded a $275 million pre-tax charge against operations in March 1997. The plan consisted of consolidating certain manufacturing and distribution operations, eliminating duplicative marketing and administrative offices, terminating various distributor and licensing arrangements and abandoning certain product lines. Included in the charge was approximately $86 million for estimated severance costs related to the elimination of 2,700 positions principally associated with facilities to be closed. The remainder of the charge consisted of transaction costs related to the merger, asset write-downs, and contract termination expenses. Of the total pre-tax charge, approximately $90 million represents non-cash asset write-downs. Through March 31, 1998, the total integration and restructuring expenditures and write-offs were approximately $190 million, $58 million of which related to severance payments. The plan is expected to be substantially completed in 1998.

                       MATTEL, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------


THE FOLLOWING CAUTIONARY STATEMENT IS INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

   FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE FINANCIAL CONDITION,
   RESULTS OF OPERATIONS  AND BUSINESS OF THE COMPANY, WHICH INCLUDE, BUT
   ARE NOT LIMITED TO, THE MATTEL AND TYCO RESTRUCTURING CHARGE, COST SAVINGS, AND PROFITABILITY, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS. THESE INCLUDE WITHOUT LIMITATION: THE COMPANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER
   ACCEPTANCE OF NEW PRODUCTS; SIGNIFICANT CHANGES IN BUYING PATTERNS OF
   MAJOR CUSTOMERS; POSSIBLE WEAKNESSES OF INTERNATIONAL MARKETS; THE
   IMPACT OF COMPETITION ON REVENUES AND MARGINS; THE EFFECT OF CURRENCY FLUCTUATIONS ON REPORTABLE INCOME; UNANTICIPATED NEGATIVE RESULTS OF LITIGATION OR ENVIRONMENTAL MATTERS; AND OTHER RISKS AND UNCERTAINTIES
   AS MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S PUBLIC ANNOUNCEMENTS AND SEC FILINGS. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE
   USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "CONTINUE," "PLANS," "INTENDS,"
   OR OTHER SIMILAR TERMINOLOGY.

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

The Company plans to continue to focus on core brands that have fundamental play patterns and worldwide appeal, are sustainable, and have delivered consistent profitability and stable growth. The Company's core brands can be grouped in the following five categories: Fashion Dolls (BARBIE fashion dolls and accessories, Collector dolls, and Fashion Magic); Infant and Preschool (FISHER-PRICE, Disney Preschool and Plush, POWER WHEELS, SESAME STREET, SEE 'N SAY, MAGNA DOODLE, and VIEW-MASTER); Entertainment (Disney, Nickelodeon, games and puzzles); Wheels (HOT WHEELS, MATCHBOX, Tyco Electric Racing and Tyco Radio Control); and Large and Small Dolls
(CABBAGE PATCH KIDS, POLLY POCKET and Tyco large dolls and plush).

                           RESULTS OF OPERATIONS
                           ---------------------


The Company's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods. Following is a percentage analysis of operating results:

                                                   For the
                                              Three Months Ended
                                           ------------------------
                                            March 31,    March 31,
                                              1998         1997
                                           -----------  -----------
Net sales                                         100%         100%
                                           ===========  ===========
Gross profit                                       46%          47%
Advertising and promotion expenses                 14           15
Other selling and administrative expenses          26           27
Restructuring and integration charges               -           40
Other expense, net                                  1            1
                                           -----------  -----------
Operating profit (loss)                             5          (36)
Interest expense                                    2            3
                                           -----------  -----------
Income (loss) before income taxes                   3%         (39)%
                                           ===========  ===========

Net sales in the first quarter of 1998 increased $11.6 million or 2% over the 1997 first quarter, including a net $14.7 million unfavorable effect from the generally stronger US dollar relative to last year. Sales of the Company's Infant and Preschool brands increased 36%, led by strength in SESAME STREET and Disney's WINNIE THE POOH. The Entertainment category increased 16%, primarily due to higher sales of Nickelodeon products. The Wheels category increased 9%, led by an increase in HOT WHEELS vehicles and playsets, partially offset by a decline in Tyco Radio Control. Sales of BARBIE and BARBIE-related products, including Fashion Magic products, decreased 17% primarily due to high retail inventory levels of certain dolls entering the year and a change in buying practices by Toys R Us, the Company's largest customer.

Sales to customers within the United States grew 4% and accounted for 69% of consolidated gross sales compared to 67% in the year-ago quarter. Sales to customers outside the United States decreased 2% compared to 1997, including the unfavorable effect of the generally stronger US dollar relative to the year-ago quarter. At comparable foreign currency exchange rates, sales internationally grew 4%.

Gross margin as a percentage of net sales declined one percentage point to 46%, principally due to reduced sales of BARBIE and BARBIE-related products. Advertising and promotion as a percentage of net sales decreased one percentage point to 14% primarily due to synergies realized from the merger with Tyco. As a percentage of net sales, other selling and administrative expenses decreased one percentage point over the year-ago quarter, reflecting the Company's effort to control costs, and direct savings realized from the Tyco integration and Mattel restructuring. As a percentage of net sales, interest expense decreased 1% primarily due to realization of savings from the refinancing of Tyco debt and the Company's favorable cash position.

                   ACQUISITIONS AND NONRECURRING ITEM
                   ----------------------------------

On March 30, 1998, Mattel made an offer to purchase Bluebird at a price of approximately 46 million pounds sterling. Bluebird is the company from which Mattel licenses the product designs for its POLLY POCKET and Disney Tiny Collections brands, as well as the POLLY POCKET trademarks. Bluebird's Board of Directors has recommended that its shareholders accept Mattel's offer. Mattel's offer is currently scheduled to expire on May 22, 1998.

On January 8, 1998, the Company acquired PrintPaks, a Portland, Oregon-based publisher of multimedia craft products. The purchase price included net cash consideration of $11.1 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of PrintPaks have been included in the Company's consolidated financial statements since the date of acquisition. The asset purchase agreement also provides for future contingent consideration in the event that net sales of PrintPaks product lines reach or exceed certain levels in each of calendar years 1998, 1999, and 2000.

On March 27, 1997, the Company completed its merger with Tyco, accounted for as a pooling of interests. Accordingly, all financial information for the period ended March 31, 1997 has been restated to include Tyco.

In connection with the Tyco merger, the Company commenced an integration and restructuring plan and recorded a $275 million pre-tax charge against operations in March 1997. The plan consisted of consolidating certain manufacturing and distribution operations, eliminating duplicative marketing and administrative offices, terminating various distributor and licensing arrangements and abandoning certain product lines. Included in the charge was approximately $86 million for estimated severance costs related to the elimination of 2,700 positions principally associated with facilities to be closed. The remainder of the charge consisted of transaction costs related to the merger, asset write-downs, and contract termination expenses. Of the total pre-tax charge, approximately $90 million represents non-cash asset write-downs. Through March 31, 1998, the total integration and restructuring expenditures and write-offs were approximately $190 million, $58 million of which related to severance payments. The plan is expected to be substantially completed in 1998.


                            FINANCIAL CONDITION
                            -------------------

The Company's financial position remained strong during the first quarter of 1998. The Company's cash position as of March 31, 1998 was $331.9 million compared to $144.7 million as of the first quarter 1997, primarily due to profitable operating results. Cash decreased by $363.1 million since December 31, 1997 primarily due to funding of operating activities.

Inventory balances increased $102.8 million since year end and $18.8 million over the 1997 quarter end, primarily as a result of the Company's production in support of future sales volume. Prepaid expenses and other current assets increased $57.8 million over the 1997 quarter end, mainly due to higher deferred income tax benefits related to the Tyco integration and Mattel restructuring charge. Intangibles decreased $47.9 million, compared to the year-ago quarter, primarily due to amortization and the disposal of certain intangibles resulting from the sale of the Company's sports product lines.

Current portion of long-term liabilities decreased $91.8 million over the 1997 quarter end, primarily due to the repayment of the $100.0 million 6-7/8% Senior Notes which matured on August 1, 1997. Accrued liabilities decreased $88.8 million compared to the year-ago quarter, mainly due to the completion of certain activities related to the Tyco integration and Mattel restructuring. Seasonal financing needs for the next twelve months are expected to the satisfied through internally generated cash, issuance of commercial paper, issuance of long-term debt, and use of the Company's various short-term bank lines of credit.

Details of the Company's capitalization are as follows:


(In millions)                March 31, 1998  March 31, 1997  Dec. 31, 1997
-------------                ----------------------------------------------
Medium-Term Notes             $  520.5  20%   $  260.0  11%  $  520.5   20%
6-3/4% Senior Notes              100.0   4       100.0   4      100.0    4
10-1/8% Notes                        -   -       126.5   6          -    -
Convertible Subordinated
  Notes                              -   -        16.0   1          -    -
Other long-term debt
  obligations                     54.1   2        59.4   2       55.0    2
                             ----------------------------------------------
Total long-term debt             674.6  26       561.9  24      675.5   26
Other long-term liabilities      126.2   5       114.7   5      132.8    5
Shareholders' equity           1,840.2  69     1,636.7  71    1,822.1   69
                             ----------------------------------------------
                              $2,641.0 100%   $2,313.3 100%  $2,630.4  100%
                             ==============================================


Total long-term debt increased as a percentage of total capitalization compared to the year-ago quarter, primarily due to the issuance of $270.0 million of Medium-Term Notes, partially offset by the redemption of the 10-1/8% Notes, and conversion of Convertible Subordinated Notes into 892.7 thousand shares of Mattel common stock. Future long-term capital needs are expected to be satisfied through the retention of corporate earnings and the issuance of long-term debt instruments. Shareholders' equity increased $203.5 million since March 31, 1997, primarily due to the Company's profitable 1997 operating results and exercises of employee stock options, partially offset by treasury stock repurchases, dividends declared to common and preferred shareholders, and unfavorable currency translation adjustments.


                           FOREIGN CURRENCY RISK
                           ---------------------

The Company enters into foreign currency forward exchange and option contracts primarily as hedges of inventory purchases, sales and other intercompany transactions denominated in foreign currencies, to limit the effect of exchange rate fluctuations on the results of operations and cash flows.

Market risk exposures exist with respect to the settlement of foreign currency transactions during the year because currency fluctuations cannot be predicted with certainty. The Company's primary market risk exposures are in Europe and Asia. The Company seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure. In addition, the Company manages it exposure through the selection of currencies used for international borrowings and intercompany invoicing. The Company does not trade in financial instruments for speculative purposes.

                      PART II -- OTHER INFORMATION
                      ----------------------------



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a) Exhibits
          --------

          11.0  Computation of Income (Loss) per Common and Common
                Equivalent Share
          12.0 Computation of Ratio of Earnings (Loss) to Fixed Charges and Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends
          27.0  Financial Data Schedule (EDGAR filing only)
          27.1  Restated Financial Data Schedule (EDGAR filing only)
          27.2  Restated Financial Data Schedule (EDGAR filing only)

      (b) Reports on Form 8-K
          -------------------

          Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended March 31, 1998:

                                                     Financial
            Date of Report      Items Reported    Statements Filed
          -----------------     --------------    ----------------
          January 23, 1998           5, 7               None
          February  5, 1998          5, 7               None

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



Date:  As of May 12, 1998                         By: /s/ KEVIN M. FARR
       ------------------                             -------------------------
                                                      Kevin M. Farr
                                                      Senior Vice President and
                                                      Controller