Form 10-Q/A
period 1998-03-31
MATTEL INC /DE/
filed 1998-05-21
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549


                                      FORM 10-Q/A
                                   (AMENDMENT NO. 1)


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

        The undersigned registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, as set forth below, in order to correct Exhibit 12.0 "Computation of Ratio of Earnings (Loss) to Fixed Charges and Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends" for a typographical error. Preferred stock dividends reported in page 2 of the Exhibit for the three months ended
March 31, 1998 has been changed to $1,990 from the previously reported $1,090.

                      PART II -- OTHER INFORMATION
                      ----------------------------



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a) Exhibits
          --------
          12.0 Amended Computation of Ratio of Earnings (Loss) to Fixed Charges and Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MATTEL, INC.
                                                  ------------
                                                  (Registrant)



Date:  As of May 21, 1998                         By: /s/ KEVIN M. FARR
       ------------------                             -------------------------
                                                      Kevin M. Farr
                                                      Senior Vice President and
                                                      Controller