Form 10-Q
period 1998-06-30
MATTEL INC /DE/
filed 1998-07-21
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarterly period ended June 30, 1998
                                                     -------------

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


Yes [X]   No [_]


Number of shares outstanding of registrant's common stock as of July 17, 1998:
                Common Stock - $1 par value -- 292,654,006 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 June  30,      June  30,        Dec. 31,
(In thousands)                                     1998           1997             1997
--------------                                  -----------    -----------     -----------
ASSETS
Current Assets
  Cash                                          $   151,949    $    58,989     $   694,947
  Accounts receivable, net                        1,249,205      1,315,815       1,091,416
  Inventories                                       627,534        552,463         428,844
  Prepaid expenses and other current assets         255,288        194,962         246,529
                                                -----------    -----------     -----------
    Total current assets                          2,283,976      2,122,229       2,461,736
                                                -----------    -----------     -----------
Property, Plant and Equipment
  Land                                               25,919         35,221          29,556
  Buildings                                         196,249        215,446         198,396
  Machinery and equipment                           473,535        458,401         453,978
  Capitalized leases                                 23,362         25,374          24,625
  Leasehold improvements                             72,391         74,721          68,179
                                                -----------    -----------     -----------
                                                    791,456        809,163         774,734

  Less: accumulated depreciation                    354,735        344,792         336,946
                                                -----------    -----------     -----------
                                                    436,721        464,371         437,788

  Tools, dies and molds, net                        170,938        153,980         163,809
                                                -----------    -----------     -----------
    Property, plant and equipment, net              607,659        618,351         601,597
                                                -----------    -----------     -----------
Other Noncurrent Assets
  Intangible assets, net                            585,407        590,145         542,759
  Sundry assets                                     199,910        236,697         197,699
                                                -----------    -----------     -----------
                                                $ 3,676,952    $ 3,567,422     $ 3,803,791
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

                                            2

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 June  30,      June  30,        Dec. 31,
(In thousands, except share data)                  1998           1997             1997
---------------------------------               -----------    -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                         $   191,454    $   164,991     $    17,468
  Current portion of long-term liabilities           12,341        231,708          13,659
  Accounts payable                                  238,982        216,220         310,117
  Accrued liabilities                               486,546        523,018         629,445
  Income taxes payable                              147,101        120,033         202,735
                                                -----------    -----------     -----------
    Total current liabilities                     1,076,424      1,255,970       1,173,424
                                                -----------    -----------     -----------
Long-Term Liabilities
  6-3/4% Senior Notes due 2000                      100,000        100,000         100,000
  Medium-Term Notes                                 520,500        380,000         520,500
  Mortgage note                                      43,297         43,836          43,573
  Other                                             134,540        143,458         144,224
                                                -----------    -----------     -----------
    Total long-term liabilities                     798,337        667,294         808,297
                                                -----------    -----------     -----------
Shareholders' Equity
  Preferred stock, Series B $1.00 par value,
    $1,050.00 liquidation preference per share,
    0.1 million shares authorized, issued and
    outstanding at June 30, 1997                          -             54               -
  Preferred stock, Series C $1.00 par value,
    $125.00 liquidation preference per share,
    0.8 million shares authorized, issued and
    outstanding                                         772            773             772
  Common stock $1.00 par value, 1,000.0 million
    shares authorized at June 30, 1998 and
    600.0 million shares authorized at
    June 30, 1997 and December 31, 1997;
    300.4 million shares issued at June 30,
    1998 and December 31, 1997 and 296.7
    million shares issued at June 30, 1997          300,381        296,729         300,381
  Additional paid-in capital                        488,888        506,224         509,172
  Treasury stock at cost; 7.7 million shares,
    5.8 million shares and 8.8 million shares,
    respectively                                   (267,293)      (162,269)       (285,420)
  Retained earnings                               1,515,803      1,122,343       1,490,804
  Accumulated other comprehensive (loss)           (236,360)      (119,696)       (193,639)
                                                -----------    -----------     -----------
    Total shareholders' equity                    1,802,191      1,644,158       1,822,070
                                                -----------    -----------     -----------
                                                $ 3,676,952    $ 3,567,422     $ 3,803,791
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                                                         For the                  For the
                                                    Three Months Ended        Six Months Ended
                                                  ----------------------   ----------------------
                                                   June  30,   June  30,    June  30,   June  30,
(In thousands, except per share amounts)             1998        1997         1998        1997
----------------------------------------          ----------  ----------   ----------  ----------
Net Sales                                         $  861,526  $  972,656   $1,566,690  $1,666,176
Cost of sales                                        456,778     513,819      838,024     884,528
                                                  ----------  ----------   ----------  ----------
Gross Profit                                         404,748     458,837      728,666     781,648

Advertising and promotion expenses                   109,875     131,713      207,956     234,339
Other selling and administrative expenses            190,689     192,707      374,480     377,993
Integration and restructuring costs                        -           -            -     275,000
Interest expense                                      15,625      18,514       32,017      38,150
Other expense, net                                     3,942       7,959       11,840      15,841
                                                  ----------  ----------   ----------  ----------
Income (Loss) Before Income Taxes                     84,617     107,944      102,373    (159,675)
Provision (benefit) for income taxes                  24,233      32,310       29,320     (30,685)
                                                  ----------  ----------   ----------  ----------
Net Income (Loss)                                     60,384      75,634       73,053    (128,990)
Less: preferred stock dividend requirements            1,990       2,837        3,980       5,677
                                                  ----------  ----------   ----------  ----------
Net Income (Loss) Applicable to Common Shares     $   58,394  $   72,797   $   69,073  $ (134,667)
                                                  ==========  ==========   ==========  ==========

Basic Income (Loss) Per Common Share
------------------------------------

Net income (loss)                                 $     0.20  $     0.25   $     0.24  $    (0.46)
                                                  ==========  ==========   ==========  ==========
Average number of common shares                      293,433     291,737      293,242     290,069
                                                  ==========  ==========   ==========  ==========

Diluted Income (Loss) Per Common Share
--------------------------------------

Net income (loss)                                 $     0.20  $     0.25   $     0.23  $    (0.46)
                                                  ==========  ==========   ==========  ==========
Average number of common and common
  equivalent shares                                  297,720     296,609      297,943     290,069
                                                  ==========  ==========   ==========  ==========

Dividends Declared Per Common Share               $     0.08  $     0.07   $     0.15  $     0.13
                                                  ==========  ==========   ==========  ==========

See accompanying notes to consolidated financial information.


                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the
                                                                              Six Months Ended
                                                                          -----------------------
                                                                           June  30,    June  30,
(In thousands)                                                               1998         1997
--------------                                                            ----------   ----------
Cash Flows From Operating Activities:
-------------------------------------
  Net income (loss)                                                       $   73,053   $ (128,990)
    Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Noncash restructuring and integration charges                                 -       90,382
     Depreciation                                                             79,961       79,721
     Amortization                                                             16,175       17,374
     Increase (decrease) from changes in net assets and liabilities:
       Accounts receivable                                                  (144,930)    (389,743)
       Inventories                                                          (197,079)    (125,622)
       Prepaid expenses and other current assets                              (7,384)        (246)
       Accounts payable, accrued liabilities and
         income taxes payable                                               (345,798)    (177,471)
       Deferred compensation and other retirement plans                        3,713        1,368
       Deferred income taxes                                                  (2,575)     (15,947)
     Other, net                                                                1,272       (3,111)
                                                                          ----------   ----------
  Net cash used in operating activities                                     (523,592)    (652,285)
                                                                          ----------   ----------
Cash Flows From Investing Activities:
-------------------------------------
  Purchases of tools, dies and molds                                         (57,001)     (47,968)
  Purchases of other property, plant and equipment                           (68,434)     (59,032)
  Purchase of other long-term investments                                     (7,906)      (6,955)
  Proceeds from sales of other property, plant and equipment                  18,021        6,552
  Investment in acquired businesses                                          (11,057)      (8,625)
  Other, net                                                                  (1,231)        (230)
                                                                          ----------   ----------
  Net cash used in investing activities                                     (127,608)    (116,258)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
-------------------------------------
  Short-term borrowings, net                                                 174,066      136,527
  Issuance of Medium-Term Notes                                                    -      160,000
  Payment of Medium-Term Notes                                                (9,500)           -
  Long-term foreign borrowings                                                (2,904)      (3,492)
  Tax benefit of employee stock options exercised                             30,673        6,878
  Exercise of stock options                                                   63,269       18,795
  Sale of treasury stock                                                           -       71,276
  Purchase of treasury stock                                                 (96,099)     (61,313)
  Dividends paid on common and preferred stock                               (47,128)     (40,905)
  Other, net                                                                    (447)      (2,552)
                                                                          ----------   ----------
  Net cash provided by financing activities                                  111,930      285,214

Effect of Exchange Rate Changes on Cash                                       (3,728)      (7,953)
                                                                          ----------   ----------
Decrease in Cash                                                            (542,998)    (491,282)
Cash at Beginning of Period                                                  694,947      550,271
                                                                          ----------   ----------
Cash at End of Period                                                     $  151,949   $   58,989
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

2. Accounts receivable are shown net of allowances for doubtful accounts of $26.4 million (June 30, 1998), $25.3 million (June 30, 1997) and $30.7 million (December 31, 1997).

3.  Inventories are comprised of the following:


                                     June  30,      June  30,       Dec. 31,
(In thousands)                         1998           1997            1997
--------------                       ---------      ---------      ---------
Raw materials and work in progress   $  71,562      $  89,093      $  48,620
Finished goods                         555,972        463,370        380,224
                                     ---------      ---------      ---------
                                     $ 627,534      $ 552,463      $ 428,844
                                     =========      =========      =========

4. Net cash flows from operating activities include cash payments for the following:

                                            For the Six Months Ended
                                            ------------------------
                                             June  30,     June  30,
(In thousands)                                 1998          1997
--------------                              ----------   -----------
Cash paid during the period for:
  Interest                                  $   34,674   $    37,648
  Income taxes                                  62,004        37,996
--------------------------------------------------------------------

    Noncash investing activities for the six months ended June 30, 1998 include the accrual of the purchase price payable in connection with the acquisition of Bluebird Toys PLC ("Bluebird"). See Note 10.

5. In the current quarter, the Board of Directors declared cash dividends of $0.08 per common share, compared to $0.07 per common share in the second quarter of 1997.

6. In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. Accordingly, June 1997
                                  ------------------
    results have been restated to present basic and diluted income (loss) per common share.

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

7. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is required to adopt SFAS 133 for its fiscal year beginning January 1, 2000. Management believes the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position or results of operations.

8. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which
                                  ------------------------------
    establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. Accordingly, comprehensive income has been reported as a separate component of shareholders' equity in the consolidated balance sheets. Total elements of comprehensive income (which is comprised of net income (loss) and currency translation adjustments) are presented in the following table in total for the quarter and year-to-date periods ended June 30:


                                     June  30,      June  30,
(In thousands)                         1998           1997
--------------                       ---------      ---------
Quarter ended                        $  47,425      $  71,935
Year-to-date                            30,332       (161,741)
-------------------------------------------------------------

9. On July 9, 1998, the Company completed its previously announced acquisition of Pleasant Company and related companies ("Pleasant"), a Wisconsin-based direct marketer of books, dolls, clothing, accessories and activity products bearing the "American Girl" brand. The purchase price included net cash consideration of approximately $715 million, including costs directly related to the acquisition, subject to certain adjustments, and the assumption by the Company of certain indebtedness. Short-term borrowings were incurred by the Company in connection with this acquisition, $300.0 million of which will be repaid from the net proceeds received from the issuance of long-term debt securities under its current universal shelf registration statement. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the results of operations of Pleasant will be included in the Company's consolidated financial statements from the date of acquisition.

    On July 15, 1998, Pleasant Rowland Frautschi, the President and founder of Pleasant, became Vice-Chairman of the Company and a member of the Company's Board of Directors.

10. On June 19, 1998, the Company acquired a controlling interest in Bluebird, a company organized in the United Kingdom, from which Mattel licenses the product designs for its POLLY POCKET and Disney Tiny Collections brands, as well as the POLLY POCKET trademarks. The aggregate purchase price, including investment advisor and other directly related expenses was approximately $80 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Bluebird have been included in the Company's consolidated financial statements since the date of acquisition. Intercompany accounts and transactions between Bluebird and the Company have been eliminated.
    The excess of cost over the estimated fair market value of tangible net assets acquired is being amortized on a straight-line basis over 30 years. As of June 30, 1998, the purchase price is included in accrued liabilities in the consolidated balance sheets.

11. In January 8, 1998, the Company acquired PrintPaks, Inc. ("PrintPaks"), a Portland, Oregon-based publisher of multimedia craft products. The purchase price included net cash consideration of $11.1 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of PrintPaks have been included in the Company's consolidated financial statements since the date of acquisition. The agreement and plan of merger also provides for future contingent consideration in the event that net sales of PrintPaks product lines reach or exceed certain levels in each of calendar years 1998, 1999, and 2000.

12. In connection with the Tyco Toys, Inc. ("Tyco") merger, the Company commenced an integration and restructuring plan and recorded a $275 million pre-tax charge against operations in March 1997. The plan consisted of consolidating certain manufacturing and distribution operations, eliminating duplicative marketing and administrative offices, terminating various distributor and licensing arrangements and abandoning certain product lines. Included in the charge was approximately $86 million for estimated severance costs related to the elimination of 2,700 positions principally associated with facilities to be closed. The remainder of the charge consisted of transaction costs related to the merger, asset write-downs and contract termination expenses. Of the total pre-tax charge, approximately $90 million represents non-cash asset write-downs. Through June 30, 1998, the total integration and restructuring expenditures and write-offs were approximately $208 million, $66 million of which related to severance payments. The plan is expected to be substantially completed in 1998.


                       MATTEL, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

THE FOLLOWING CAUTIONARY STATEMENT IS INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:


   FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, WHICH INCLUDE, BUT ARE NOT LIMITED TO, SALES LEVELS, THE MATTEL AND TYCO RESTRUCTURING CHARGE, COST SAVINGS, AND PROFITABILITY, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS. THESE INCLUDE WITHOUT
   LIMITATION: THE COMPANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF NEW PRODUCTS; SIGNIFICANT CHANGES IN BUYING PATTERNS OF MAJOR CUSTOMERS; POSSIBLE WEAKNESSES OF INTERNATIONAL MARKETS; THE IMPACT OF COMPETITION ON REVENUES AND MARGINS; THE EFFECT OF CURRENCY FLUCTUATIONS ON REPORTABLE INCOME; UNANTICIPATED NEGATIVE RESULTS OF LITIGATION, GOVERNMENTAL PROCEEDINGS OR ENVIRONMENTAL MATTERS; AND OTHER RISKS AND UNCERTAINTIES AS MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S PUBLIC ANNOUNCEMENTS AND SEC FILINGS. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "CONTINUE," "PLANS," "INTENDS," OR OTHER SIMILAR TERMINOLOGY.


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

                           RESULTS OF OPERATIONS
                           ---------------------

The Company's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods. Following is a percentage analysis of operating results:

                                                  For the                   For the
                                             Three Months Ended         Six Months Ended
                                          ------------------------  ------------------------
                                           June  30,    June  30,    June  30,    June  30,
                                             1998         1997         1998         1997
                                          -----------  -----------  -----------  -----------
Net sales                                        100%         100%         100%         100%
                                          ===========  ===========  ===========  ===========
Gross profit                                      47%          47%          47%          47%
Advertising and promotion expenses                13           14           13           14
Other selling and administrative expenses         22           20           24           23
Integration and restructuring costs                -            -            -           16
Other expense, net                                 -            -            1            1
                                          -----------  -----------  -----------  -----------
Operating profit (loss)                           12           13            9           (7)
Interest expense                                   2            2            2            2
                                          -----------  -----------  -----------  -----------
Income (loss) before income taxes                 10%          11%           7%         (9)%
                                          ===========  ===========  ===========  ===========

SECOND QUARTER
--------------

Net sales in the second quarter of 1998 decreased by 11%, including a net $14.6 million unfavorable effect from the generally stronger US dollar relative to last year. At comparable foreign currency exchange rates, sales decreased by 10%. Sales were negatively impacted in the quarter by a change in buying practices by Toys R Us, the Company's largest customer. Sales of the Company's Wheels category increased 11%, led by an increase in HOT WHEELS vehicles and playsets, partially offset by a decline in Tyco Radio Control. The Entertainment category increased 3%, primarily due to higher sales of Nickelodeon products. Sales of BARBIE and BARBIE-related products, including Fashion Magic products, decreased 17%. The Infant and Preschool category decreased 6%, mainly due to lower sales of FISHER-PRICE and SESAME STREET, partially offset by higher sales of WINNIE THE POOH.

Sales to customers within the United States decreased 15%, mainly as a result of the change in buying practices by Toys R Us and high retail inventory levels of certain BARBIE dolls entering the year. Sales to customers outside the United States decreased 3% compared to 1997, including the unfavorable effect of generally stronger US dollar relative to the year-ago quarter. At comparable foreign currency exchange rates, sales internationally grew 2%.

Gross margin, as a percentage of net sales, remained virtually constant. Advertising and promotion as a percentage of net sales decreased one percentage point to 13% as the Company continues to reduce non-media spending. As a percentage of net sales, other selling and administrative expenses increased two percentage points over the year-ago quarter; however, the expenses decreased by $2.0 million reflecting direct cost savings realized from the Tyco integration and Mattel restructuring.

Other expense, net decreased by $4.0 million mainly due to a favorable impact from foreign exchange and higher interest income. Interest expense declined by $2.9 million primarily due to realization of savings from the refinancing of Tyco debt and the Company's favorable cash position.

SIX MONTHS
----------

Net sales in the first half of 1998 decreased $99.5 million or 6%, including a net $29.3 million unfavorable effect from the generally stronger US dollar relative to last year. Sales of the Company's Infant and Preschool brands increased 10%, led by strength in Disney's WINNIE THE POOH and growth in SESAME STREET, partially offset by a decline in FISHER-PRICE products. The Wheels category increased 10%, led by an increase in HOT WHEELS, partially offset by a decline in Tyco Radio Control. The Entertainment category increased 8%, primarily due to higher sales of Nickelodeon products. Sales of BARBIE and BARBIE-related products, including Fashion Magic products, decreased 17% primarily due to the change in buying practices by Toys R Us and high retail inventory levels of certain BARBIE dolls entering the year.

Sales to customers within the United States decreased 7%. Sales to customers outside the United States decreased 3%, including the unfavorable effect from the generally stronger US dollar relative to the year-ago period. At comparable foreign currency exchange rates, sales internationally increased 3%.

Gross profit, as a percentage of net sales, remained virtually constant. Advertising and promotion as a percentage of net sales decreased one percentage point to 13% primarily due to synergies realized from the merger with Tyco and reductions in non-media spending. Although other selling and administrative expenses increased one percentage point as a percentage of net sales, it decreased by $3.5 million reflecting direct cost savings realized from the Tyco integration and Mattel restructuring. Interest expense decreased $6.1 million or 16% primarily due to realization of savings from the refinancing of Tyco debt and the Company's favorable cash position.


                       ACQUISITIONS AND NONRECURRING ITEM
                       ----------------------------------

On July 9, 1998, the Company completed its previously announced acquisition of Pleasant, a Wisconsin-based direct marketer of books, dolls, clothing, accessories and activity products bearing the "American Girl" brand. The purchase price included net cash consideration of approximately $715 million, including costs directly related to the acquisition, subject to certain adjustments, and the assumption by the Company of certain indebtedness. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the results of operations of Pleasant will be included in the Company's consolidated financial statements from the date of acquisition.

On June 19, 1998, the Company acquired a controlling interest in Bluebird, a company organized in the United Kingdom, from which Mattel licenses the product designs for its POLLY POCKET and Disney Tiny Collections brands, as well as the POLLY POCKET trademarks. The aggregate purchase price, including investment advisor and other directly related expenses was approximately $80 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Bluebird have been included in the Company's consolidated financial statements since the date of acquisition. Intercompany accounts and transactions between Bluebird and the Company have been eliminated. The excess of cost over the estimated fair market value of tangible net assets acquired is being amortized on a straight-line basis over 30 years.

On January 8, 1998, the Company acquired PrintPaks, a Portland, Oregon-based publisher of multimedia craft products. The purchase price included net cash consideration of $11.1 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of PrintPaks have been included in the Company's consolidated financial statements since the date of the acquisition. The agreement and plan of merger also provides for future contingent consideration in the event that net sales of PrintPaks product lines reach or exceed certain levels in each of calendar years 1998, 1999, and 2000.

In connection with the Tyco merger, the Company commenced an integration and restructuring plan and recorded a $275 million pre-tax charge against operations in March 1997. After related tax effects, the net $210 million charge impacted year- to-date earnings by $0.72 per share. The plan consisted of consolidating certain manufacturing and distribution operations, eliminating duplicative marketing and administrative offices, terminating various distributor and licensing arrangements and abandoning certain product lines. Included in the charge was approximately $86 million for estimated severance costs related to the elimination of 2,700 positions principally associated with facilities to be closed. The remainder of the charge consisted of transaction costs related to the merger, asset write-downs and contract termination expenses. Of the total pre-tax charge, approximately $90 million represents non-cash asset write-downs. Through June 30, 1998, the total integration and restructuring expenditures and write-offs were approximately $208 million, $66 million of which related to severance payments. The plan is expected to be substantially completed in 1998.


                            FINANCIAL CONDITION
                            -------------------

The Company's financial position remained strong during the 1998 second quarter. The Company's cash position as of June 30, 1998 was $151.9 million compared to $59.0 million as of the second quarter 1997. Cash decreased by $543.0 million since December 31, 1997 primarily due to funding of operating activities.

Inventory balances increased $198.7 million since year end and $75.1 million over the 1997 quarter end, primarily as a result of the Company's production in support of future sales volume. Prepaid expenses and other current assets increased $60.3 million over the 1997 quarter-end, mainly due to higher deferred income tax benefits related to the Tyco integration and Mattel restructuring charge. Intangibles increased $42.6 million since year-end, primarily due to the Company's acquisitions of PrintPaks and Bluebird during the first and second
quarters of 1998, respectively, partially offset by amortization.   Sundry
assets decreased $36.8 million, as compared to the year-ago quarter, primarily due to lower deferred income taxes that were reclassified to prepaid expenses.

Current portion of long-term liabilities decreased $219.4 million over the 1997 quarter-end, primarily due to the repayment of the $100.0 million 6-7/8% Senior Notes which matured on August 1 and the $126.5 million Tyco 10-1/8% Senior Notes which were redeemed on August 15. Accrued liabilities decreased $36.5 million compared to the year-ago quarter, mainly due to the completion of certain activities related to the Tyco integration and Mattel restructuring partially offset by the accrual for the purchase of Bluebird. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuance of commercial paper, issuance of long-term debt, and use of the Company's various short-term bank lines of credit.

Details of the Company's capitalization are as follows:

(In millions)                June  30, 1998  June  30, 1997  Dec.  31, 1997
-------------                ----------------------------------------------
Medium-Term Notes            $  520.5   20%  $  380.0   17%  $  520.5   20%
6-3/4% Senior Notes             100.0    4      100.0    4      100.0    4
Convertible Subordinated
 Notes                              -    -       16.0    1          -    -
Other long-term debt
  obligations                    43.3    2       53.6    2       55.0    2
                            -----------------------------------------------
Total long-term debt            663.8   26      549.6   24      675.5   26
Other long-term liabilities     134.5    5      117.7    5      132.8    5
Shareholders' equity          1,802.2   69    1,644.2   71    1,822.1   69
                             ----------------------------------------------
                             $2,600.5  100%  $2,311.5  100%  $2,630.4  100%
                             ==============================================

Total long-term debt increased as a percentage of total capitalization compared to the year-ago quarter, primarily due to the issuance of $140.5 million of Medium-Term Notes. Future long-term capital needs are expected to be satisfied through the retention of corporate earnings and the issuance of long-term debt instruments. Shareholders' equity increased $158.0 million since June 30, 1997, primarily due to the cumulative earnings and issuance of treasury stock for the exercises of employee stock options, partially offset by treasury stock repurchases, dividends declared to common and preferred shareholders, and unfavorable currency translation adjustments. During July 1998, the Company incurred short-term borrowings in connection with the acquisitions of Pleasant and Bluebird, $300.0 million of which will be repaid from the net proceeds received from the issuance of long-term debt securities under its current universal shelf registration statement.

                             FOREIGN CURRENCY RISK
                             ---------------------

The Company enters into foreign currency forward exchange and option contracts primarily as hedges of inventory purchases, sales and other intercompany transactions denominated in foreign currencies, to limit the effect of exchange rate fluctuations on the results of operations and cash flows.

Market risk exposures exist with respect to the settlement of foreign currency transactions during the year because currency fluctuations cannot be predicted with certainty. The Company's primary market risk exposures are in Europe and Asia. The Company seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure. In addition, the Company manages its exposure through the selection of currencies used for international borrowings and intercompany invoicing. The Company does not trade in financial instruments for speculative purposes.

                             CERTAIN CONSIDERATIONS
                             ----------------------

The Company has reviewed its computer systems and developed a plan to achieve proper processing of transactions in the year 2000 and beyond. Management believes that all of Mattel's computer systems will be year 2000 compliant by the end of second quarter 1999. Costs incurred to date to implement the plan have not been material and are not expected to be material to operating results in the future. However, there can be no assurance that the systems of other companies on which Mattel's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on Mattel's systems. Any significant disruption of the Company's ability to communicate electronically with its business partners could negatively impact the Company's business, financial condition and results of operations. The statement set forth herein is forward-looking, and actual results may differ materially (see the Cautionary Statement above).

                       PART II -- OTHER INFORMATION
                       ----------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The Annual Meeting of Shareholders of Mattel, Inc. was held on May 6, 1998, for the purpose of electing directors, approving the 1997 Premium Price Stock Option and the Mattel Management Incentive Plans and an amendment to Article Fourth of Mattel's Restated Certificate of Incorporation, and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of management's nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:

                               Shares Voted       Votes
                                  "FOR"         Withheld
                              -------------    ----------
     Jill E. Barad              254,641,544     2,323,109
     Harold Brown               256,711,964     2,323,109
     Tully M. Friedman          256,859,412     2,323,109
     Joseph C. Gandolfo         254,430,701     2,323,109
     Ronald M. Loeb             252,965,531     2,323,109
     Ned Mansour                254,568,637     2,323,109
     William D. Rollnick        256,814,579     2,323,109
     Christopher A. Sinclair    256,858,376     2,323,109
     Bruce L. Stein             254,562,709     2,323,109
     John L. Vogelstein         256,749,371     2,323,109

The Mattel, Inc. 1997 Premium Price Stock Option Plan was approved by the following vote:

     Shares Voted   Shares Voted      Shares        Broker
        "FOR"        "AGAINST"     "ABSTAINING"   "NON-VOTE"
     ------------   ------------   ------------   ----------
      132,108,956     86,390,970      1,381,596   37,960,489

The Mattel Management Incentive Plan was approved by the following vote:

     Shares Voted   Shares Voted      Shares        Broker
        "FOR"        "AGAINST"     "ABSTAINING"   "NON-VOTE"
     ------------   ------------   ------------   ----------
      249,676,453      6,803,656      1,361,902            0

The amendment to Article Fourth of the Company's restated Certificate of Incorporation was approved by the following vote:

     Shares Voted   Shares Voted      Shares        Broker
        "FOR"        "AGAINST"     "ABSTAINING"   "NON-VOTE"
     ------------   ------------   ------------   ----------
      241,138,084     15,013,571      1,690,356            0

The proposal to appoint Price Waterhouse LLP as independent accountants for the Company for the year ending December 31, 1998 was ratified by the following vote:

     Shares Voted   Shares Voted      Shares        Broker
        "FOR"        "AGAINST"     "ABSTAINING"   "NON-VOTE"
     ------------   ------------   ------------   ----------
      256,591,830        604,918        645,263            0

A stockholder proposal regarding executive compensation was included in the Proxy Statement dated March 30, 1998. A motion was not made at the meeting to vote on this proposal. Priort to the meeting, the following votes had been cast by proxy on this proposal:

     Shares Voted   Shares Voted      Shares        Broker
        "FOR"        "AGAINST"     "ABSTAINING"   "NON-VOTE"
     ------------   ------------   ------------   ----------
       11,158,925    200,817,743      7,900,958   37,960,430

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
          --------

          10.0  First Amendment to the Mattel, Inc. 1997 Premium Price
                Stock Option Plan
          10.1 Form of Option and TLSAR Agreement under the Mattel, Inc. 1997 Premium Price Stock Option Plan (25% Premium Grant), as amended
          10.2 Form of Option and TLSAR Agreement under the Mattel, Inc. 1997 Premium Price Stock Option Plan (33-1/3% Premium Grant), as amended
          11.0  Computation of Income (Loss) per Common and Common Equivalent
                Share
          12.0 Computation of Ratio of Earnings (Loss) to Fixed Charges and Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends
          27.0  Financial Data Schedule (EDGAR filing only)

     (b)  Reports on Form 8-K
          -------------------

          Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended June 30, 1998:

                                                      Financial
             Date of Report     Items Reported    Statements Filed
             --------------     --------------    ----------------
             April 17, 1998          5, 7               None
             June  16, 1998          5, 7               None

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MATTEL, INC.
                                                  ------------
                                                  (Registrant)



Date:  As of July 20, 1998                        By: /s/ Kevin M. Farr
       -------------------                            -----------------------
                                                      Kevin M. Farr
                                                      Senior Vice President
                                                      and Controller