Form 10-Q
period 1998-09-30
MATTEL INC /DE/
filed 1998-11-12
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                       FORM 10-Q


                 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarterly period ended September 30, 1998
                                                     ------------------

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


Yes [X]   No [_]


Number of shares outstanding of registrant's common stock as of Nov. 6, 1998:
                Common Stock - $1 par value -- 287,634,595 shares

                                PART I -- FINANCIAL INFORMATION
                                -------------------------------

                                 MATTEL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                 Sept. 30,      Sept. 30,        Dec. 31,
(In thousands)                                     1998           1997             1997
--------------                                  -----------    -----------     -----------
ASSETS
Current Assets
  Cash                                          $   142,589    $    68,171     $   694,947
  Accounts receivable, net                        1,781,696      1,846,994       1,091,416
  Inventories                                       764,048        552,661         428,844
  Prepaid expenses and other current assets         283,924        183,522         246,529
                                                -----------    -----------     -----------
    Total current assets                          2,972,257      2,651,348       2,461,736
                                                -----------    -----------     -----------
Property, Plant and Equipment
  Land                                               37,138         32,268          29,556
  Buildings                                         254,054        204,582         198,396
  Machinery and equipment                           525,655        457,217         453,978
  Capitalized leases                                 23,362         25,362          24,625
  Leasehold improvements                             79,636         69,524          68,179
                                                -----------    -----------     -----------
                                                    919,845        788,953         774,734

  Less: accumulated depreciation                    388,931        338,048         336,946
                                                -----------    -----------     -----------
                                                    530,914        450,905         437,788

  Tools, dies and molds, net                        183,383        158,743         163,809
                                                -----------    -----------     -----------
    Property, plant and equipment, net              714,297        609,648         601,597
                                                -----------    -----------     -----------
Other Noncurrent Assets
  Intangible assets, net                          1,267,150        582,302         542,759
  Sundry assets                                     204,161        231,320         197,699
                                                -----------    -----------     -----------
                                                $ 5,157,865    $ 4,074,618     $ 3,803,791
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

                                            2

                                    MATTEL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                 Sept. 30,      Sept. 30,        Dec. 31,
(In thousands, except share data)                  1998           1997             1997
---------------------------------               -----------    -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                         $   852,228    $   352,833     $    17,468
  Current portion of long-term liabilities            3,500         13,522          13,659
  Accounts payable                                  351,624        303,549         310,117
  Accrued liabilities                               716,992        737,860         629,445
  Income taxes payable                              209,671        162,142         202,735
                                                -----------    -----------     -----------
    Total current liabilities                     2,134,015      1,569,906       1,173,424
                                                -----------    -----------     -----------
Long-Term Liabilities
  Medium-Term Notes                                 520,500        460,500         520,500
  Senior Notes                                      400,000        100,000         100,000
  Mortgage note                                      43,154         43,706          43,573
  Other                                             139,228        136,247         144,224
                                                -----------    -----------     -----------
    Total long-term liabilities                   1,102,882        740,453         808,297
                                                -----------    -----------     -----------
Shareholders' Equity
  Preferred stock, Series B, $1.00 par value,
    $1,050.00 liquidation preference per share;
    0.1 million shares authorized, issued and
    outstanding at Sept. 30, 1997                         -             54               -
  Preferred stock, Series C, $1.00 par value,
    $125.00 liquidation preference per share;
    0.8 million shares authorized, issued and
    outstanding                                         772            773             772
  Common stock, $1.00 par value, 1,000.0 million
    shares authorized at Sept. 30, 1998 and
    600.0 million shares authorized at
    Sept. 30, 1997 and December 31, 1997;
    300.4 million shares issued at Sept. 30,
    1998 and December 31, 1997 and 297.6
    million shares issued at Sept. 30, 1997         300,381        297,626         300,381
  Additional paid-in capital                        482,569        516,940         509,172
  Treasury stock at cost; 10.2 million shares,
    7.1 million shares and 8.8 million shares,
    respectively                                   (351,474)      (208,465)       (285,420)
  Retained earnings                               1,690,073      1,318,196       1,490,804
  Accumulated other comprehensive loss             (201,353)      (160,865)       (193,639)
                                                -----------    -----------     -----------
    Total shareholders' equity                    1,920,968      1,764,259       1,822,070
                                                -----------    -----------     -----------
                                                $ 5,157,865    $ 4,074,618     $ 3,803,791
                                                ===========    ===========     ===========

See accompanying notes to consolidated financial information.

                              MATTEL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                                                         For the                  For the
                                                    Three Months Ended        Nine Months Ended
                                                  ----------------------   ----------------------
                                                   Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
(In thousands, except per share amounts)             1998        1997         1998        1997
----------------------------------------          ----------  ----------   ----------  ----------
Net Sales                                         $1,672,120  $1,555,347   $3,238,810  $3,221,523
Cost of sales                                        819,883     755,070    1,657,907   1,639,598
                                                  ----------  ----------   ----------  ----------
Gross Profit                                         852,237     800,277    1,580,903   1,581,925

Advertising and promotion expenses                   253,493     244,231      461,449     478,570
Other selling and administrative expenses            218,543     198,767      593,023     576,760
Integration and restructuring costs                        -           -            -     275,000
Interest expense                                      37,658      24,632       69,675      62,782
Special charge                                        38,000           -       38,000           -
Other expense, net                                    25,057      14,892       36,897      30,733
                                                  ----------  ----------   ----------  ----------
Income Before Income Taxes                           279,486     317,755      381,859     158,080
Provision for income taxes                            79,821      94,100      109,141      63,415
                                                  ----------  ----------   ----------  ----------
Income Before Extraordinary Item                     199,665     223,655      272,718      94,665
Extraordinary item - loss on early retirement
 of debt                                                   -      (4,610)           -      (4,610)
                                                  ----------  ----------   ----------  ----------
Net Income                                           199,665     219,045      272,718      90,055
Less: preferred stock dividend requirements            1,990       2,838        5,970       8,515
                                                  ----------  ----------   ----------  ----------

Net Income Applicable to Common Shares            $  197,675  $  216,207   $  266,748  $   81,540
                                                  ==========  ==========   ==========  ==========

Basic Income Per Common Share
-----------------------------

Income before extraordinary item                  $     0.68  $     0.76   $     0.91  $     0.30
Extraordinary item - loss on early retirement
 of debt                                                   -       (0.02)           -       (0.02)
                                                  ----------  ----------   ----------  ----------

Net income                                        $     0.68  $     0.74   $     0.91  $     0.28
                                                  ==========  ==========   ==========  ==========

Weighted average number of common shares             291,870     290,650      292,779     290,278
                                                  ==========  ==========   ==========  ==========

Diluted Income Per Common Share
-------------------------------

Income before extraordinary item                  $     0.66  $     0.73   $     0.89  $     0.30
Extraordinary item - loss on early retirement
 of debt                                                   -       (0.02)           -       (0.02)
                                                  ----------  ----------   ----------  ----------
Net income                                        $     0.66  $     0.71   $     0.89  $     0.28
                                                  ==========  ==========   ==========  ==========
Weighted average number of common and common
  equivalent shares                                  303,551     306,870      304,962     294,437
                                                  ==========  ==========   ==========  ==========

Dividends Declared Per Common Share               $     0.08  $     0.07   $     0.23  $     0.20
                                                  ==========  ==========   ==========  ==========

See accompanying notes to consolidated financial information.


                                        MATTEL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the
                                                                              Nine Months Ended
                                                                          -----------------------
                                                                           Sept. 30,    Sept. 30,
(In thousands)                                                               1998         1997
--------------                                                            ----------   ----------
Cash Flows From Operating Activities:
-------------------------------------
  Net income                                                              $  272,718   $   90,055
    Adjustments to reconcile net income to net cash flows
     from operating activities:
     Noncash restructuring and integration charges                                 -       90,382
     Depreciation                                                            122,228      117,460
     Amortization                                                             29,896       26,205
     Increase (decrease) from changes in net assets and liabilities:
       Accounts receivable                                                  (661,583)    (936,098)
       Inventories                                                          (231,991)    (135,951)
       Prepaid expenses and other current assets                             (19,662)       4,298
       Accounts payable, accrued liabilities and
         income taxes payable                                                 46,443      170,762
       Deferred compensation and other retirement plans                        3,814        2,990
       Deferred income taxes                                                  (4,332)        (847)
     Other, net                                                                6,462       (1,648)
                                                                          ----------   ----------
  Net cash used in operating activities                                     (436,007)    (572,392)
                                                                          ----------   ----------
Cash Flows From Investing Activities:
-------------------------------------
  Purchase of tools, dies and molds                                          (82,865)     (71,190)
  Purchase of other property, plant and equipment                           (118,233)     (86,739)
  Investment in other long-term asset                                         (7,483)      (7,506)
  Proceeds from sale of property, plant and equipment                         14,704        7,741
  Payment for acquisitions, net of cash acquired                            (782,087)      (8,625)
  Other, net                                                                  (1,591)       1,813
                                                                          ----------   ----------
  Net cash used in investing activities                                     (977,555)    (164,506)
                                                                          ----------   ----------
Cash Flows From Financing Activities:
-------------------------------------
  Short-term borrowings, net                                                 828,975      326,889
  Issuance of Medium-Term Notes                                                    -      250,000
  Issuance of Senior Notes                                                   300,000            -
  Payment of Senior Notes                                                          -     (226,500)
  Payment of assumed other long-term debt                                    (74,500)           -
  Payment of Medium-Term Notes                                                (9,500)           -
  Payment of assumed Mortgage Note                                            (3,997)           -
  Long-term foreign borrowings, net                                           (2,807)      (3,521)
  Tax benefit of employee stock options exercised                             34,365       11,950
  Exercise of stock options                                                   71,246       29,853
  Sale of treasury stock                                                           -       71,276
  Purchase of treasury stock                                                (198,268)    (128,064)
  Dividends paid on common and preferred stock                               (72,539)     (64,127)
  Other, net                                                                  (9,142)      (2,109)
                                                                          ----------   ----------
  Net cash provided by financing activities                                  863,833      265,647

Effect of Exchange Rate Changes on Cash                                       (2,629)     (10,849)
                                                                          ----------   ----------
Decrease in Cash                                                            (552,358)    (482,100)
Cash at Beginning of Period                                                  694,947      550,271
                                                                          ----------   ----------
Cash at End of Period                                                     $  142,589   $   68,171
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

2. Accounts receivable are shown net of allowances for doubtful accounts of $32.7 million, $26.8 million and $30.7 million as of September 30, 1998 and 1997, and December 31, 1997, respectively.

3.  Inventories are comprised of the following:


                                         Sept. 30,      Sept. 30,       Dec. 31,
    (In thousands)                         1998           1997            1997
    --------------                       ---------      ---------      ---------
    Raw materials and work in progress   $  67,615      $  82,407      $  48,620
    Finished goods                         696,433        470,254        380,224
                                         ---------      ---------      ---------
                                         $ 764,048      $ 552,661      $ 428,844
                                         =========      =========      =========


4.  Senior Notes include the following:


                                         Sept. 30,      Sept. 30,       Dec. 31,
    (In thousands)                         1998           1997            1997
    --------------                       ---------      ---------      ---------
    6-3/4% due 2000                      $ 100,000      $ 100,000      $ 100,000
    6% due 2003                            150,000              -              -
    6-1/8% due 2005                        150,000              -              -
                                         ---------      ---------      ---------
                                         $ 400,000      $ 100,000      $ 100,000
                                         =========      =========      =========


5. Net cash flows from operating activities include cash payments for the following:

                                                For the Nine Months Ended
                                                -------------------------
                                                 Sept. 30,      Sept. 30,
    (In thousands)                                 1998          1997
    --------------                              ----------    -----------
    Cash paid during the period for:
     Income taxes                               $   70,196    $    65,837
     Interest                                       52,374         56,159

    Noncash investing and financing activities:
     Conversion of 7% Convertible Subordinated
      Notes                                              -         16,034
    ---------------------------------------------------------------------


6. In the current quarter, the Board of Directors declared cash dividends of $0.08 per common share, compared to $0.07 per common share in the third quarter of 1997.

7. In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. Accordingly, September
                                  ------------------
    1997 results have been restated to present basic and diluted income per common share.

    Basic income per common share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Earnings available to common shareholders represent reported net income less preferred stock dividend requirements.

    Diluted income per common share is computed by dividing diluted earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, and conversion of dilutive preferred stock and convertible debt, as applicable. Diluted earnings available to common shareholders represent earnings available to common shareholders plus preferred stock dividend requirements and interest savings resulting from assumed conversions of dilutive securities.

8. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative
                                            -------------------------
    Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires companies
    ----------------------------------
    to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is required to adopt SFAS 133 for its fiscal year beginning January 1, 2000. Management believes the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position or results of operations.

9. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which
                                  ------------------------------
    establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, and gains and losses) in a full set of general-purpose financial statements. Accordingly, other comprehensive income has been reported as a separate component of shareholders' equity in the consolidated balance sheets. The elements of comprehensive income (which are comprised of net income and currency translation adjustments) are presented in the following table in total for the quarter and year-to-date periods ended September 30:


                                         Sept. 30,      Sept. 30,
    (In thousands)                         1998           1997
    --------------                       ---------      ---------
    Quarter ended                        $ 234,672      $ 177,876
    Year-to-date                           265,004         16,135
    -------------------------------------------------------------

10. In September 1998, the Company recognized a $38.0 million pre-tax ($27.0 million after-tax) charge related to a voluntary recall of certain
    POWER WHEELS ride-on vehicles. The recall has not resulted from any serious injury, but involves the replacement of electronic components that may overheat, particularly when consumers make alterations to the product.


11. On July 9, 1998, the Company completed its acquisition of The Pleasant Company and related companies ("Pleasant Company"), a Wisconsin-based direct marketer of books, dolls, clothing, accessories and activity products included under the AMERICAN GIRL brand name. The purchase price, including costs directly related to the acquisition, was approximately
    $715 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Pleasant Company have been included in the Company's consolidated financial statements from the date of acquisition. The excess of cost over the estimated fair market value of tangible net assets acquired was approximately $680 million. Total excess has been allocated to customer lists, covenant-not-to-compete, and magazine subscription lists which are being amortized on a straight-line basis over a 3 to 15 year period, with the remaining excess being amortized on a straight-line basis over 40 years.

    On July 15, 1998, Pleasant Rowland Frautschi, the President and founder of Pleasant Company, became Vice-Chairman of the Company and a member of the Company's Board of Directors.

12. On June 19, 1998, the Company acquired Bluebird Toys PLC ("Bluebird"), a company organized in the United Kingdom, from which Mattel licensed the product designs for its POLLY POCKET and Disney Tiny Collections brands, as well as the POLLY POCKET trademarks. The aggregate purchase price, including investment advisor and other directly related expenses was approximately $80 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Bluebird have been included in the Company's consolidated financial statements since the date of acquisition. Intercompany accounts and transactions between Bluebird and the Company have been eliminated.
    The excess of cost over the estimated fair market value of tangible net assets acquired was approximately $60 million, which is being amortized on a straight-line basis over 40 years.

13. On January 8, 1998, the Company acquired PrintPaks, Inc. ("PrintPaks"), a Portland, Oregon-based publisher of multimedia craft products. The purchase price included net cash consideration of approximately $11 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of PrintPaks have been included in the Company's consolidated financial statements since the date of acquisition. The agreement and plan of merger also provides for future contingent consideration in the event that net sales of PrintPaks product lines reach or exceed certain levels in calendar years 1998, 1999, and 2000.

14. In connection with the Tyco Toys, Inc. ("Tyco") merger, the Company commenced an integration and restructuring plan and recorded a $275 million pre-tax charge against operations in March 1997. After related tax effects, the net $210 million charge impacted 1997 year-to-date earnings by $0.70 per diluted share. The plan consisted of consolidating certain manufacturing and distribution operations, eliminating duplicative marketing and administrative offices, terminating various distributor and licensing arrangements and abandoning certain product lines. Included in the charge was approximately
    $86 million for estimated severance costs related to the elimination of 2,700 positions principally associated with facilities to be closed. The remainder of the charge consisted of transaction costs related to the merger, asset write-downs and contract termination expenses. Of the total pre-tax charge, approximately $90 million represents non-cash asset write-downs. As of September 30, 1998, the total integration and restructuring expenditures and write-offs were approximately $223 million.

                       MATTEL, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

THE FOLLOWING CAUTIONARY STATEMENT IS INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:


   FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND BUSINESS OF THE COMPANY, WHICH INCLUDE, BUT
   ARE NOT LIMITED TO, SALES LEVELS, THE MATTEL AND TYCO RESTRUCTURING CHARGE, SPECIAL CHARGES, OTHER NON-RECURRING CHARGES, COST SAVINGS, PROFITABILITY, AND THE YEAR 2000, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY
   FROM THOSE SET FORTH IN SUCH STATEMENTS.  THESE INCLUDE WITHOUT
   LIMITATION: THE COMPANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF NEW PRODUCTS; SIGNIFICANT
   CHANGES IN BUYING PATTERNS OF MAJOR CUSTOMERS; POSSIBLE WEAKNESSES OF INTERNATIONAL MARKETS; THE IMPACT OF COMPETITION ON REVENUES AND
   MARGINS; THE EFFECT OF CURRENCY FLUCTUATIONS ON REPORTABLE INCOME; UNANTICIPATED NEGATIVE RESULTS OF LITIGATION, GOVERNMENTAL PROCEEDINGS
   OR ENVIRONMENTAL MATTERS; TIMELY RESOLUTION OF THE YEAR 2000 ISSUE BY
   THE COMPANY AND ITS CUSTOMERS AND SUPPLIERS; AND OTHER RISKS AND UNCERTAINTIES AS MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S
   PUBLIC ANNOUNCEMENTS AND SEC FILINGS.  FORWARD-LOOKING STATEMENTS CAN
   BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "CONTINUE," "PLANS," "INTENDS," OR OTHER SIMILAR TERMINOLOGY.


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

The Company plans to continue to focus on core brands that have fundamental play patterns and worldwide appeal, are sustainable, and have delivered consistent profitability and stable growth. The Company's core brands can be grouped in the following five categories: Fashion Dolls (BARBIE fashion dolls and accessories, collector dolls, and FASHION MAGIC); Infant and Preschool (FISHER-PRICE, Disney Preschool and Plush, POWER WHEELS, SESAME STREET,
SEE 'N SAY, MAGNA DOODLE, and VIEW-MASTER); Entertainment (Disney, Nickelodeon, games and puzzles); Wheels (HOT WHEELS, MATCHBOX, Tyco Electric Racing and Tyco Radio Control); and Large and Small Dolls (AMERICAN GIRL, CABBAGE PATCH KIDS, POLLY POCKET and Tyco large dolls and Plush).


                           RESULTS OF OPERATIONS
                           ---------------------

The Company's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods. Following is a percentage analysis of operating results:

                                                  For the                   For the
                                             Three Months Ended         Nine Months Ended
                                          ------------------------  ------------------------
                                           Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                             1998         1997         1998         1997
                                          -----------  -----------  -----------  -----------
Net sales                                        100%         100%         100%         100%
                                          ===========  ===========  ===========  ===========
Gross profit                                      51%          52%          49%          49%
Advertising and promotion expenses                15           16           14           15
Other selling and administrative expenses         13           13           19           18
Integration and restructuring costs                -            -            -            8
Special charge                                     2            -            1            -
Other expense, net                                 2            1            1            1
                                          -----------  -----------  -----------  -----------
Operating profit                                  19           22           14            7
Interest expense                                   2            2            2            2
                                          -----------  -----------  -----------  -----------
Income before income taxes                        17%          20%          12%           5%
                                          ===========  ===========  ===========  ===========

THIRD QUARTER 1998 COMPARED TO 1997
-----------------------------------

Net sales in the third quarter of 1998 were $1.67 billion, an increase of 8% in both US dollars and local currencies from $1.56 billion in the third quarter of 1997. Sales were negatively impacted in the quarter by a change in buying practices by Toys 'R' Us, the Company's largest customer. Sales in the Company's Wheels category increased 48%, reflecting growth in both HOT WHEELS and MATCHBOX vehicles and playsets, as well as strength in Tyco Radio Control. Sales in the Entertainment category increased by 20%, largely due to this year's introduction of toys associated with the Disney and Pixar movie
"A Bugs Life" and higher sales of Nickelodeon products. Sales in the Infant and Preschool category increased 2%, primarily due to higher sales in Disney's WINNIE THE POOH products. Sales of BARBIE and BARBIE-related products, including FASHION MAGIC, remained flat with last year. The acquisition of Pleasant Company in the third quarter of 1998 contributed approximately
$36 million of net sales.

Sales to customers within the United States increased 9% and accounted for nearly 67% of consolidated gross sales as compared to 66% in the year-ago quarter. Sales to customers outside the United States grew 5% compared to 1997. At comparable foreign currency exchange rates, sales internationally grew 7%, reflecting a $6 million negative impact from foreign exchange rates.

Gross margin of 51% fell slightly from 52% in 1997. The decline was attributable to the significant increase in the lower margin Wheels business and higher sales of licensed Disney and Nickelodeon products, partially offset by improvement in the Infant & Preschool margins and favorable foreign currency impact. Advertising and promotion expenses, as a percentage of net sales, decreased one percentage point to 15%. As a percentage of net sales, other selling and administrative expenses remained consistent with last year.

Interest expense increased by $13.0 million in the third quarter of 1998, primarily due to financing of the Pleasant Company and Bluebird acquisitions. Other expense, net increased by $10.2 million, largely attributable to increased goodwill amortization resulting from the Pleasant Company and Bluebird acquisitions and certain foreign currency losses.

NINE MONTHS 1998 COMPARED TO 1997
---------------------------------

Net sales in the first nine months of 1998 were $3.24 billion, an increase of 1% from $3.22 billion in the first nine months of 1997. This increase includes a net $35.2 million negative effect from the generally stronger
US dollar relative to 1997. At comparable foreign exchange rates, sales improved by 2%. Sales in the Company's Wheels category increased 28%, reflecting growth in both HOT WHEELS and MATCHBOX vehicle and playsets, partially offset by a decline in Tyco Radio Control. Sales in the Infant and Preschool category increased 6%, led by strength in Disney's
WINNIE THE POOH and in SESAME STREET products. Sales in the Entertainment category increased by 14%, largely due to higher sales of Nickelodeon products. Sales of BARBIE and BARBIE-related products, including
FASHION MAGIC, decreased by 9% primarily due to the change in buying practices by Toys 'R' Us and high retail inventory levels of certain BARBIE dolls entering the year. The acquisition of Pleasant Company in the third quarter of 1998 contributed approximately $36 million of net sales.

Sales to customers within the United States increased 1%. Sales to customers outside the United States grew 1%, including the negative effect from the generally stronger US dollar relative to 1997. At comparable foreign currency exchange rates, sales internationally increased 5%.

Gross profit and selling and administrative expenses, as a percentage of net sales, remained virtually constant. Advertising and promotion expenses, as a percentage of net sales, decreased one percentage point to 14%.

Interest expense increased by $6.9 million, primarily due to financing of the Pleasant Company and Bluebird acquisitions, partially offset by savings from refinancing of Tyco debt. Other expense, net increased by $6.2 million, largely attributable to increased goodwill amortization resulting from the Pleasant Company and Bluebird acquisitions and certain foreign currency losses, partially offset by higher interest income.


                       ACQUISITIONS AND NONRECURRING ITEMS
                       -----------------------------------

In September 1998, the Company recognized a $38.0 million pre-tax ($27.0 million after-tax) charge related to a voluntary recall of certain POWER WHEELS ride-on vehicles. The recall has not resulted from any serious injury, but involves the replacement of electronic components that may overheat, particularly when consumers make alterations to the product.

On July 9, 1998, the Company completed its acquisition of Pleasant Company, a Wisconsin-based direct marketer of books, dolls, clothing, accessories and activity products included under the AMERICAN GIRL brand name. The purchase price, including costs directly related to the acquisition, was approximately $715 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Pleasant Company have been included in the Company's consolidated financial statements from the date of acquisition. The excess of cost over the estimated fair market value of tangible net assets acquired was approximately $680 million. Total excess has been allocated to customer lists, covenant not-to-compete, and magazine subscription lists which are being amortized on a straight-line basis over a 3 to 15 year period, with the remaining excess being amortized on a straight-line basis over 40 years.

On June 19, 1998, the Company acquired Bluebird, a company organized in the United Kingdom, from which Mattel licensed the product designs for its POLLY POCKET and Disney Tiny Collections brands, as well as the POLLY POCKET trademarks. The aggregate purchase price, including investment advisor and other directly related expenses was approximately $80 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Bluebird have been included in the Company's consolidated financial statements since the date of acquisition. Intercompany accounts and transactions between Bluebird and the Company have been eliminated. The excess of cost over the estimated fair market value of tangible net assets acquired was approximately $60 million, which is being amortized on a straight-line basis over 40 years.

On January 8, 1998, the Company acquired PrintPaks, a Portland, Oregon-based publisher of multimedia craft products. The purchase price included net cash consideration of approximately $11 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of PrintPaks have been included in the Company's consolidated financial statements since the date of the acquisition. The agreement and plan of merger also provides for future contingent consideration in the event that net sales of PrintPaks product lines reach or exceed certain levels in calendar years 1998, 1999, and 2000.

In connection with the Tyco merger, the Company commenced an integration and restructuring plan and recorded a $275 million pre-tax charge against operations in March 1997. After related tax effects, the net $210 million charge impacted 1997 year-to-date earnings by $0.70 per diluted share. The plan consisted of consolidating certain manufacturing and distribution operations, eliminating duplicative marketing and administrative offices, terminating various distributor and licensing arrangements and abandoning certain product lines. Included in the charge was approximately $86 million for estimated severance costs related to the elimination of 2,700 positions principally associated with facilities to be closed. The remainder of the charge consisted of transaction costs related to the merger, asset write-downs and contract termination expenses. Of the total pre-tax charge, approximately $90 million represents non-cash asset write-downs. As of September 30, 1998, the total integration and restructuring expenditures and write-offs were approximately $223 million. The plan is expected to be substantially complete in the fourth quarter of 1998.


                            FINANCIAL POSITION
                            ------------------

The Company's cash position as of September 30, 1998 was $142.6 million as compared to $68.2 million as of September 30, 1997. Cash decreased by $552.4 million since December 31, 1997, primarily due to funding of operating activities and cash consideration paid in connection with the acquisitions of Pleasant Company and Bluebird.

Inventory balances increased $211.4 million over the 1997 quarter end and $335.2 million since the 1997 year end, primarily as a result of the Company's production in support of future sales volume and inventory obtained as part of the Pleasant Company acquisition. Prepaid expenses and other current assets increased $100.4 million over the 1997 quarter end, mainly due to a reclassification of deferred income tax benefits related to the Tyco integration and Mattel restructuring charge from other long-term assets. Property, plant and equipment, net increased $104.6 million and $112.7 million as compared to September 30, 1997 and December 31, 1997, respectively, due to assets acquired from Pleasant Company and investments in or expansion of manufacturing facilities located in Mexico and Asia. Intangible assets, net increased $684.8 million and $724.4 million since quarter end and year end 1997, respectively, due to the Company's acquisitions of Pleasant Company, Bluebird and PrintPaks, partially offset by amortization.

Short-term borrowings increased $499.4 million compared to the 1997 quarter end and $834.8 million relative to 1997 year end due to commercial paper issuances and other short-term loans used to finance seasonal needs. Accrued liabilities increased $87.5 million compared to December 31, 1997, mainly due to an accrual for the POWER WHEELS voluntary recall and transaction costs related to the Pleasant Company and Bluebird acquisitions, partially offset by the completion of certain activities related to the Tyco integration and Mattel restructuring. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuance of commercial paper, issuance of long-term debt, and use of the Company's various short-term bank lines of credit.

Details of the Company's capitalization are as follows:

(In millions)                Sept. 30, 1998  Sept. 30, 1997  Dec.  31, 1997
-------------                ----------------------------------------------
Medium-Term Notes            $  520.5   17%  $  460.5   18%  $  520.5   20%
Senior Notes                    400.0   13      100.0    4      100.0    4
Other long-term debt
  obligations                    43.2    1       55.8    3       55.0    2
                            -----------------------------------------------
Total long-term debt            963.7   31      616.3   25      675.5   26
Other long-term liabilities     139.2    5      124.1    5      132.8    5
Shareholders' equity          1,921.0   64    1,764.3   70    1,822.1   69
                             ----------------------------------------------
                             $3,023.9  100%  $2,504.7  100%  $2,630.4  100%
                             ==============================================

Total long-term debt increased as a percentage of total capitalization compared to both the 1997 quarter end and year end, primarily due to the issuance of $300 million in Senior Notes to fund the acquisition of Pleasant Company. Future long-term capital needs are expected to be satisfied through the retention of corporate earnings and the issuance of long-term debt instruments. Shareholders' equity increased $156.7 million since September 30, 1997, primarily due to the cumulative earnings and issuance of treasury stock for the exercise of employee stock options, partially offset by treasury stock repurchases, dividends declared to common and preferred shareholders, and unfavorable foreign currency translation adjustments. Shareholders' equity increased $98.9 million since December 31, 1997, primarily due to cumulative earnings and issuance of treasury stock for the exercise of employee stock options, partially offset by treasury stock repurchases and dividends declared to common and preferred shareholders.


                             FOREIGN CURRENCY RISK
                             ---------------------

The Company enters into foreign currency forward exchange and option contracts primarily as hedges of inventory purchases, sales and other intercompany transactions denominated in foreign currencies, to limit the effect of exchange rate fluctuations on the Company's results of operations and cash flows.

Market risk exposures exist with respect to the settlement of foreign currency transactions during the year because currency fluctuations cannot be predicted with certainty. The Company's primary market risk exposures are in Europe, Latin America and Asia. The Company seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure. In addition, the Company manages its exposure through the selection of currencies used for international borrowings and intercompany invoicing. The Company does not trade in financial instruments for speculative purposes.


                                 YEAR 2000 UPDATE
                                 ----------------

Many currently installed computer systems and software products, including several used by the Company, are coded to accept only two-digit (rather than four-digit) entries in the date code field used to define the applicable year. In such instances, the first two characters are assumed to be "19". Beginning in the year 2000 or perhaps earlier if referencing a date in the year 2000, such computer systems and software products may recognize a date using "00" as the year 1900, rather than the year 2000, which could result in miscalculations or system failures (the "Year 2000 Issue"). To address the Year 2000 Issue, in early 1998 the Company established a project team and initiated a comprehensive program that is designed to assess, remediate and test the Company's internal systems, hardware and processes, including key operational, manufacturing and financial systems (the "Plan"). The progress of the Plan is continually monitored and regularly reported to management of the Company. In addition, the Board of Directors of the Company is regularly informed about the Year 2000 Issue both generally and as it may affect the Company's business.

The Company's internal year 2000 project team oversees all aspects of implementing the Plan. The team is comprised of staff members from the information systems department having the requisite knowledge of the Company's computer systems, including all the technical aspects of the systems. Key user group designees from business areas are included on each system team, which is guided by a central project team. The Company does not plan on engaging outside consultants, technicians or other external resources to assist in formulating and implementing the Plan.

The Company's Plan adheres to a multi-step process that includes five distinct phases of activity: (1) awareness; (2) inventory and risk assessment;
(3) code and system modification; (4) testing; and (5) contingency planning. Under the first two phases of the Plan, all operational, manufacturing and financial systems were inventoried and evaluated. This inventory included all software systems, computer hardware, facilities, and production equipment containing or depending upon a computer chip. As a result of such evaluation, the Company established detailed plans and action steps required to address all aspects of the Year 2000 Issue, including all code and system modifications (phase 3). The Company expects the awareness, inventory and code change phases of the Plan to be completed by December 1998 and all critical system verification and testing (phase 4) to be completed by July 1999.

The Company initiated formal communications with each of its significant suppliers and customers to determine the extent to which they are addressing the Year 2000 Issue and the effect on the Company's business should those parties fail to address the issue. The Company is in the initial phase of receiving such responses and evaluating the impact, if any, on the Company's business.

Due to the general uncertainty inherent in the Year 2000 Issue, largely resulting from uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is currently unable to assess the impact on the Company's business. However, the risk of third-party suppliers and customers not correcting a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of such suppliers, customers and/or the Company.
Such failures could materially and adversely affect the Company's results of operations, liquidity and financial position. As a result, during the first half of 1999 the Company will be developing contingency plans (phase 5), which it expects to be completed by July 1999. Contingency planning will be done on a worldwide basis by all business units of the Company. Each unit will concentrate on factors external to the Company which may adversely impact their ability to conduct operations. Specifically, for those locations where a high likelihood of a material failureexists, the Company will establish revised procedures for managing operations, including identification of alternate suppliers and vendors whose systems are year 2000 compliant.

While there is no guarantee, the Company believes that its year 2000 Plan should greatly reduce the Company's level of uncertainty about the Year 2000 Issue and mitigate the possibility of significant interruptions of ongoing operations. Additionally, the Company's global presence and broad-based manufacturing capability should provide the Company with numerous options to further mitigate the risk of year 2000 non-compliance.

As of September 30, 1998, the Company has incurred expenditures of approximately $5 million and expects to incur a total of approximately $8 million in connection with addressing the Year 2000 Issue. These costs are largely due to the use of internal resources dedicated to achieving year 2000 compliance.
Costs are charged to expense as they are incurred. Work on the Year 2000 Issue has not delayed any internal Company projects that would have a material adverse effect on the Company's consolidated financial position or results of operation. All costs of addressing the Year 2000 Issue will be funded from internally generated cash.

                       PART II -- OTHER INFORMATION
                       ----------------------------


ITEM 1.  Legal Proceedings
--------------------------

     On October 22, 1998, the Company announced that Fisher-Price, Inc. (a subsidiary of the Company), in cooperation with the U.S. Consumer Product Safety Commission, would be conducting a voluntary recall involving up to 10 million battery-powered POWER WHEELS ride-on vehicles. The recall has not resulted from any serious injury, but involves the replacement of electronic components that may overheat, particularly when consumers make alterations to the product. The recall involves vehicles sold nationwide since 1984 under nearly 100 model names.

     The Company will repair the vehicles at POWER WHEELS service centers nationwide, which will install new parts free of charge and give all recalled vehicles a free safety check-up and tune-up. In connection with the recall, Fisher-Price, Inc. has installed an "800" toll-free telephone line to assist consumers. Additionally, remediation kits have been distributed to all retail stores for products shipped for retail distribution but not yet sold. All POWER WHEELS vehicles manufactured will now incorporate the new parts.

     As a result of the voluntary recall, in September 1998 the Company recognized a $38.0 million pre-tax ($27.0 million after-tax) charge.


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
          --------

          11.0  Computation of Income per Common and Common Equivalent
                Share
          12.0 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and
                Preferred Stock Dividends
          27.0  Financial Data Schedule (EDGAR filing only)

     (b)  Reports on Form 8-K
          -------------------

          Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended September 30, 1998:

                                                      Financial
             Date of Report     Items Reported    Statements Filed
             ---------------    --------------    ----------------
             July   16, 1998           5                 None
             July   21, 1998           7                 None
             August 21, 1998           7                 None
             Sept.  30, 1998           5                 None

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  MATTEL, INC.
                                                  ------------
                                                  (Registrant)



Date:  As of November 12, 1998                        By: /s/ Kevin M. Farr
       -----------------------                        -----------------------
                                                      Kevin M. Farr
                                                      Senior Vice President
                                                      and Controller