Form 10-Q/A
period 1998-09-30
MATTEL INC /DE/
filed 1999-02-22
CIK 63276

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended September 30, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                       Commission file number: 001-05647

                               ----------------

                                 MATTEL, INC.
            (Exact name of registrant as specified in its charter)

                    Delaware                                       95-1567322
         (State or other jurisdiction of                        (I.R.S. Employer
         incorporation or organization)                       Identification No.)

          333 Continental Boulevard,
            El Segundo, California                                 90245-5012
    (Address of principal executive offices)                       (Zip Code)

                                (310) 252-2000
             (Registrant's telephone number, including area code)

  (Former name, former address and former fiscal year, if changed since last report)

                                     None

                               ----------------

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

                Common Stock--$1 par value--287,634,595 shares

   The undersigned registrant hereby amends Part I, Item 2 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as set forth below, in order to provide additional disclosure in the Management's Discussion and Analysis of Financial Condition and Results of Operations section regarding cost savings estimated and realized as of September 30, 1998 related to the Company's 1997 restructuring plan.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" is deleted in its entirety and is replaced with the following text. A paragraph discussing the cost savings estimated and realized as of September 30, 1998 related to the Company's 1997 restructuring plan has been added to the end of the "Acquisitions and Nonrecurring Items" section.

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

                             RESULTS OF OPERATIONS

   The Company's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods. Following is a percentage analysis of operating results:

                                             For the             For the
                                       Three Months Ended   Nine Months Ended
                                       ------------------- -------------------
                                       Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                                         1998      1997      1998      1997
                                       --------- --------- --------- ---------
   Net sales..........................    100%      100%      100%      100%
                                          ===       ===       ===       ===
   Gross profit.......................     51%       52%       49%       49%
   Advertising and promotion
    expenses..........................     15        16        14        15
   Other selling and administrative
    expenses..........................     13        13        19        18
   Integration and restructuring
    costs.............................     --        --        --         8
   Special charge.....................      2        --         1        --
   Other expense, net.................      2         1         1         1
                                          ---       ---       ---       ---
   Operating profit...................     19        22        14         7
   Interest expense...................      2         2         2         2
                                          ---       ---       ---       ---
   Income before income taxes.........     17%       20%       12%        5%
                                          ===       ===       ===       ===

Third Quarter 1998 Compared to 1997

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

   In connection with the Tyco merger, the Company commenced an integration and restructuring plan and recorded a $275 million pre-tax charge against operations in March 1997. After related tax effects, the net $210 million charge impacted 1997 year-to-date earnings by $0.70 per diluted share. The plan consisted of consolidating certain manufacturing and distribution operations, eliminating duplicative marketing and administrative offices, terminating various distributor and licensing arrangements and abandoning certain product lines. Included in the charge was approximately $86 million for estimated severance costs related to the elimination of 2,700 positions principally associated with facilities to be closed. The remainder of the charge consisted of transaction costs related to the merger, asset write-downs and contract termination expenses. Of the total pre-tax charge, approximately $90 million represents non-cash asset write-downs. As of September 30, 1998, the total integration and restructuring expenditures and write-offs were approximately $223 million. The plan is expected to be substantially complete in the fourth quarter of 1998. Mattel's cost savings realized for the nine-month period ended September 30, 1998 relating to the 1997 restructuring plan was approximately $110 million. Savings realized were mainly attributed to cost of production, advertising, selling and administrative expenses, and financing costs. In connection with this plan, revenues for the nine months ended September 30, 1998 decreased by approximately $80 million due to discontinued products. The cost savings realized were not reduced by cost increases, other than expenditures related to our expansion of on-going business activities.

                              FINANCIAL POSITION

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

   Details of the Company's capitalization are as follows:

                                       Sept. 30,     Sept. 30,      Dec. 31,
                                          1998          1997          1997
            (In millions)             ------------  ------------  ------------
Medium-Term Notes.................... $  520.5  17% $  460.5  18% $  520.5  20%
Senior Notes.........................    400.0  13     100.0   4     100.0   4
Other long-term debt obligations.....     43.2   1      55.8   3      55.0   2
                                      -------- ---  -------- ---  -------- ---
Total long-term debt.................    963.7  31     616.3  25     675.5  26
Other long-term liabilities..........    139.2   5     124.1   5     132.8   5
Shareholders' equity.................  1,921.0  64   1,764.3  70   1,822.1  69
                                      -------- ---  -------- ---  -------- ---
                                      $3,023.9 100% $2,504.7 100% $2,630.4 100%
                                      ======== ===  ======== ===  ======== ===

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

   Due to the general uncertainty inherent in the Year 2000 Issue, largely resulting from uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is currently unable to assess the impact on the Company's business. However, the risk of third-party suppliers and customers not correcting a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of such suppliers, customers and/or the Company. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial position. As a result, during the first half of 1999 the Company will be developing contingency plans (phase 5), which it expects to be completed by July 1999. Contingency planning will be done on a worldwide basis by all business units of the Company. Each unit will concentrate on factors external to the Company which may adversely impact their ability to conduct operations. Specifically, for those locations where a high likelihood of a material failure exists, the Company will establish revised procedures for managing operations, including identification of alternate suppliers and vendors whose systems are year 2000 compliant.

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

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATTEL, INC.
                                          (Registrant)

                                                  /s/ Kevin M. Farr
Date: As of February 22, 1999             By: _________________________________
                                                      Kevin M. Farr
                                                Senior Vice President and
                                                  Corporate Controller