Form 10-K
period 1998-12-31
MATTEL INC /DE/
filed 1999-03-31
CIK 63276

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the fiscal year ended December 31, 1998.

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

  For the transition period from        to       .

                       Commission File Number 001-05647

                               ----------------

                                 MATTEL, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                      95-1567322
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                           333 Continental Boulevard
                       El Segundo, California 90245-5012
                   (Address of principal executive offices)

                                (310) 252-2000
                        (Registrant's telephone number)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                 Name of each exchange on which registered
              -------------------                 -----------------------------------------
    Common Stock, $1.00 par value (and the
                   associated                              New York Stock Exchange
       Preference Share Purchase Rights)                    Pacific Exchange, Inc.
   Depositary Shares, each representing one
                  twenty-fifth                             New York Stock Exchange
      of a share of Series C Mandatorily
                  Convertible
          Redeemable Preferred Stock
         6 3/4% Senior Notes Due 2000                               (None)

          Securities registered pursuant to Section 12(g) of the Act:
                                    (None)

                               ----------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 19, 1999 was $7,029,080,861.

Number of shares outstanding of registrant's common stock, $1.00 par value, as of March 19, 1999: 286,171,231 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Mattel, Inc. Annual Report to Stockholders for the year ended December 31, 1998 (Incorporated into Parts I, II and IV).

2. Portions of the Mattel, Inc. 1999 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year (Incorporated into Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

  Mattel designs, manufactures, and markets a broad variety of children's products on a worldwide basis through both sales to retailers and direct to consumers. The Company's business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines, and to expand its marketing capability. The Company plans to continue to focus on its portfolio of brands which have fundamental play patterns and have historically had worldwide appeal, have been sustainable, and have delivered consistent profitability. The Company's portfolio of brands can be grouped in the following four categories:

  . Girls--including Barbie(R) fashion dolls and accessories, collector dolls, software, Fashion Magic(R), American Girl(R), Cabbage Patch Kids(R), and Polly Pocket(R);

  . Infant and Preschool--including Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R), See 'N Say(R), Magna Doodle(R), and View-Master(R);

  .  Entertainment--including Disney, Nickelodeon(R), games, and puzzles; and

  . Wheels--including Hot Wheels(R), Matchbox(R), Tyco(R) Electric Racing, and Tyco(R) Radio Control.

  Beginning in 1997, the Company began to take a number of important steps designed to better position the Company for the future. In March 1997, the Company completed its merger with Tyco Toys, Inc., which at the time was the third largest toy company in the US. As a result of the merger, the Company added the Matchbox(R), Tyco(R) Electric Racing, Tyco(R) Radio Control, Sesame Street(R), Magna Doodle(R), and View-Master(R) brands to its portfolio. The merger was accounted for as a pooling of interests, which means that for accounting and financial reporting purposes, the two companies were treated as if they had always been combined. In connection with the merger, the Company also commenced a significant integration and restructuring plan, which has since been substantially completed.

  In June 1998, the Company acquired Bluebird Toys PLC, a company organized in the United Kingdom, from which Mattel previously licensed the product designs for its Polly Pocket(R) and Disney Tiny Collections brands, as well as the Polly Pocket(R) trademarks. In July 1998, the Company completed its acquisition of Pleasant Company, a Wisconsin-based direct marketer of books, dolls, clothing, accessories and activity products included under the American Girl(R) brand name.

  Most recently, on December 13, 1998, the Company entered into a merger agreement with The Learning Company, Inc. under which Learning Company will be merged into the Company, with Mattel remaining as the surviving corporation. Learning Company develops and publishes a broad range of high quality branded consumer software for personal computers that educates across every age category, from young children to adults and is one of the world's largest consumer software companies. Learning Company's primary emphasis is in education and productivity software, but it also offers a selection of lifestyle and, to a lesser extent, entertainment products, both in North America and internationally. The merger would add the Carmen Sandiego(TM), Reader Rabbit(R), The Oregon Trail(R), National Geographic(R), American Greetings(R), The Print Shop(R), Riven(R) and Myst(R) brands to the Company's portfolio.

  The completion of the merger depends on satisfying a number of conditions, including the approval of the merger agreement by the stockholders of both companies. It is expected that the merger will be accounted for as a pooling of interests. The number of shares of Mattel common stock to be issued to Learning Company's common and preferred stockholders, together with the Mattel common stock to be issued upon the exchange of the exchangeable shares of Learning Company's Canadian subsidiary, is expected to represent between approximately 27% and 30% of Mattel's outstanding voting power after the merger, depending on the actual exchange ratio at the time of the merger. See "Risk Factors."

  As used herein, unless the context requires otherwise, "Mattel" or the "Company" refers to Mattel, Inc. and its subsidiaries, and "Fisher-Price" refers to Fisher-Price, Inc., a Delaware corporation and wholly-owned subsidiary of Mattel.

  Mattel was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Boulevard, El Segundo, California 90245-5012, telephone (310) 252-2000.

Competition and Industry Background

  Competition in the toy industry is based primarily on price, quality and play value. In recent years, the toy industry has experienced rapid consolidation driven, in part, by the desire of industry competitors to offer a range of products across a broader variety of categories. In the US, the Company competes with several large toy companies, including Hasbro, Inc., as well as a number of smaller toy companies. The larger toy companies have pursued a strategy of focusing on core product lines. Core product lines are those lines that are expected to be marketed for an extended period of time, and that historically have provided relatively consistent growth in sales and profitability. By focusing on core product lines, toy manufacturers have been able to reduce their reliance on new product introductions and the associated risk and volatility. The juvenile products market, in which Fisher-Price is one of the leading companies, is more fragmented.

  The toy industry is also experiencing a shift toward greater consolidation of retail distribution channels, such as large specialty toy stores and discount retailers, including Toys R Us, Wal-Mart, Kmart and Target, which have increased their overall share of the retail market. This consolidation has resulted in an increased reliance among retailers on the large toy companies because of their financial stability and ability to support products through advertising and promotion and to distribute products on a national basis. These retailers' growing acceptance of electronic data interchange has provided toy manufacturers with an ability to more closely monitor consumers' acceptance of a particular product or product line and has provided retailers with the ability to more closely monitor their inventory levels.

  Over the last ten years, toy companies based in the US have expanded their international marketing and manufacturing operations. The Company believes a strong international distribution system can add significantly to the sales volume of core product lines and extend the life cycles of newly-developed products.

Seasonality

  Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December. Consequently, shipments of toy products to retailers are typically greater in the third and fourth quarters than in each of the first and second quarters combined. As the large toy retailers become more efficient in their control of inventory levels, this seasonality increases. See "Risk Factors."

  In anticipation of this seasonal increase in retail sales, the Company significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of the year. In addition, the Company and others in the toy industry develop sales, advertising, promotion and merchandising programs with the retailers to encourage them to purchase merchandise in periods other than the peak holiday selling season. These programs, together with seasonal shipping patterns, result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements. See "Seasonal Financing."

  In the fourth quarter of 1998, the Company experienced unanticipated cutbacks in buying by retailers due to a continuing shift by these retailers to just-in-time inventory management systems. See "Risk Factors." Under just-in-time inventory management systems, retailers are timing reorders so that they are being filled by suppliers closer to the time of purchase by consumers, rather than maintaining large on-hand inventories to meet consumer demand. To respond to such shifts, the Company took appropriate actions to adjust its own shipping to more of a just-in-time pattern. As a result, products that would have previously been shipped in advance of expected consumer demand will be shipped closer to the time they are expected to be purchased by the consumer.

Products

  The Company has historically achieved consistent sales and earnings growth by focusing on a number of core brands supplemented by various new product introductions. The Company's principal core brands are grouped in the following four categories:

  . Girls--including Barbie(R) fashion dolls and accessories, collector dolls, software, Fashion Magic(R), American Girl(R), Cabbage Patch Kids(R), and Polly Pocket(R);

  . Infant and Preschool--including Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R), See 'N Say(R), Magna Doodle(R), and View-Master(R);

  .  Entertainment--including Disney, Nickelodeon(R), games, and puzzles; and

  . Wheels--including Hot Wheels(R), Matchbox(R), Tyco(R) Electric Racing, and Tyco(R) Radio Control.

  Core brands are expected to be marketed for an extended period of time and historically have provided relatively consistent growth in sales and profitability. In order to provide greater flexibility in the manufacturing and delivery of products, and as part of a continuing effort to reduce manufacturing costs, the Company has concentrated production of most of its core brands in Company-owned facilities and generally uses independent contractors for the production of non-core products.

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

  New product introductions for 1998 included:

  . Kelly(R) and Tommy(TM) dolls and their battery-operated Power Wheels(R) vehicle

  .  Barbie(R) Riding Club and Barbie(R) Nail Designer(TM) CD-ROMS

  .  Barbie(R) Photo Designer Digital Camera with CD-ROM

  .  NASCAR(R) Barbie(R) doll

  .  Hot Wheels(R) Pro-Racing vehicles

  .  Hot Wheels Collectibles(R) vehicles for the adult collector

  .  Hot Wheels(R) Stunt Truck Driver(TM) CD-ROM

  . Cabbage Patch Kids(R) 15th Anniversary doll, a reproduction of the doll that started the 1983 craze

  . the addition of a series of action figures and playsets based on the Disney/Pixar movie "A Bug's Life"

  . Bounce Around Tigger, battery-operated talking plush with bouncing feature

  .  Fisher-Price(R) Prop 'N Carry(TM) infant carrier

  .  Fisher-Price(R) Rescue Heroes(TM) playset and action figures

  .  Fisher-Price(R) Shop & Cook(TM) kitchen playcenter

  . Tyco(R) R/C Revolver(TM) and Tyco(R) R/C TMH Psycho(TM) radio control vehicles

  .  Blue's Clues(TM) plush toys and puzzles based on Nickelodeon's popular
     TV show

  . Rugrats(TM) line of dolls, plush toys, games and puzzles based on Nickelodeon's popular TV show and movie

  . Reintroduction of the famous 1960 Chatty Cathy(TM) doll with pull-string talking mechanism

  New product introductions planned for 1999 include:

  .  Intel Play(TM) line of PC-enhanced products

  . Generation Girl(TM) Barbie(R) and friends that are positioned as trendy teens with exciting adventures via dolls, books and CD-ROM

  .  Barbie(R) newborn baby sister Krissy doll

  . Working Woman Barbie(R) CD-ROM with print features for letterhead, business cards, labels and other office-themed activities

  .  Rosie O'Donnell doll

  .  Barbie CD-ROM programs for Nintendo Game Boy

  .  Barbie(R) Frankie Sinatra Gift Set

  .  Bob Mackie Porcelain Tango Barbie(R)

  .  Millenium Barbie(R) doll

  . Hot Wheels(R) Ferrari products of various categories (Mattel is the worldwide exclusive licensee)

  .  Hot Wheels(R) Formula One die cast vehicles

  .  Hot Wheels Collectibles(R) Jay Leno and Reggie Jackson car sets

  .  Hot Wheels(R) Crash CD-ROM game

  .  Hot Wheels(R) NBA vehicles with figures

  .  Pooh Friendly Place miniature playsets featuring Pooh and friends

  . a line of action figures, plush toys, games, puzzles and collector dolls based on the Disney/Pixar movie "Toy Story 2"

  . Chat Pals(TM), a line of plush toys that "come to life" with microphone and radio frequency technology

  .  Holiday Chatty Cathy(TM) doll

  . Relaunch of Polly Pocket(R) line of dolls and playsets with themes for the new millennium

  .  Polly Pocket(R) 3 1/2" doll with fashions

  .  NBA collectible figures

  .  Fisher-Price(R) Infant-to-Toddler Soothing Rocker

  .  Fisher-Price(R) Bounce 'n Play Activity Dome

  .  Fisher-Price(R) Child Locator

  .  Fisher-Price(R) 2-in-1 RC Truck(TM)

  .  Fisher-Price(R) Harley-Davidson(R) Power Wheels(R)

  .  Fisher-Price(R) Peaceful Planet(TM) line of toys

  . Pleasant Company's Amelia(TM), a feisty, funny, make-believe author and illustrator of Amelia's notebooks along with Amelia(TM) school supplies, clothing and an interactive CD-ROM

  . Bitty Baby(R) line of baby dolls with special outfits accompanied with Bitty Bear(R) with poseable arms and legs

  . History Mysteries(TM), a new line of suspenseful stories featuring 11-12 year old heroines who solve compelling mysteries at important times in America's past.

International Operations

  Revenues from the Company's international operations represented approximately 34% of total consolidated gross sales in 1998. Generally, products marketed internationally are the same as those marketed domestically, although some are developed or adapted for particular international markets. The Company's products are sold directly in most European, Asian and Latin American countries, and through agents and distributors in those countries where the Company has no direct presence. See "Licenses and Distribution Agreements." For a description of a number of the risks associated with the Company's international operations, see "Risk Factors."

  The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of the Company's international operations. From time to time, the Company enters into foreign currency forward exchange and option contracts primarily as hedges of inventory purchases, sales and other intercompany transactions denominated in foreign currencies to limit the effect of exchange rate fluctuations on the results of operations and cash flows. See "Financial Instruments." For financial information by geographic area, see Note 8 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

Product Design and Development

  Through its product design and development group, the Company regularly refreshes, redesigns and extends existing product lines and develops innovative new product lines. The Company's success is dependent on its ability to continue this activity. See "Risk Factors." Product design and development are principally conducted by a group of professional designers and engineers employed by the Company.

  License agreements with third parties permit the Company to utilize the trademark, character, or product of the licensor in its product line. A principal licensor is The Walt Disney Company, which licenses many of its characters and entertainment properties for use on the Company's products. The Company also has entered into license agreements with, among others:
Children's Television Workshop relating to its Sesame Street(R) properties; Viacom International, Inc. relating to its Nickelodeon(R) properties; NBA Properties, Inc. for master toy licenses for the NBA, WNBA and USA Basketball; Ferrari for use of the Ferrari trademark; and Original Appalachian Artworks, Inc. for Cabbage Patch Kids(R). A number of these licenses relate to product lines that are significant to the Company's business and operations.

  Independent toy designers and developers bring products to the Company and are generally paid a royalty on the net selling price of products licensed by the Company. These independent toy designers may also create different products for other toy companies.

  The Company devotes substantial resources to product design and development. During the years ended December 31, 1998, 1997 and 1996, the Company spent approximately $178 million, $156 million, and $147 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Note 10 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

Advertising and Promotion

  The Company supports its product lines with extensive advertising and consumer promotions. Advertising continues at varying levels throughout the year and peaks during the Christmas season. Advertising includes television and radio commercials, and magazine and newspaper ads. Promotions include in-store displays, coupons, merchandising materials and major events focusing on products and tie-ins with various consumer product companies. To further promote the Company and its products, the Company sponsors the attractions "It's A Small World" at Disneyland and Walt Disney World and "Autopia" and "Storybook Land" at Disneyland Paris under a ten and one-half year agreement with The Walt Disney Company. The Company also participates in toy stores in Disneyland, near Disneyland Paris and in the Disney Village Market Place near Walt Disney World. Separately, a total of twenty-eight BARBIE Boutiques are located in F.A.O. Schwarz toy stores, including the "BARBIE on Madison" boutique at the F.A.O. Schwarz flagship store in New York City.

  In November 1998, the Company opened its first flagship store, American Girl Place(TM), in Chicago featuring children's products from Pleasant Company.

  During the years ended December 31, 1998, 1997 and 1996, Mattel spent approximately $813 million (17.0% of net sales), $779 million (16.1% of net sales) and $779 million (17.2% of net sales) respectively, on worldwide advertising and promotion.

Marketing and Sales

  The Company's products are sold throughout the world. In the US, the Company's products are distributed directly to large retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers. Discount toy stores continue to increase their market share. During the year ended December 31, 1998, Wal-Mart and Toys R Us accounted for approximately 16.5% and 15.3%, respectively, of worldwide consolidated net sales and were the only customers accounting for 10% or more of consolidated net sales. See "Risk Factors."

  The Company has also been focusing increasingly on direct-to-consumer sales, through both its direct-to-consumer catalogue business and by taking advantage of e-commerce over the Internet. During 1998, the Company introduced websites that support its numerous core products. Consumers can purchase many of the Company's products over the Internet, including Barbie(R) collector dolls, Mattel Media(R) software products, and Hot Wheels(R) and Matchbox(R) collectibles. The Company believes that increasing its focus on direct-to-consumer sales will help to maximize sales of its products and create a better balance between direct-to-consumer sales and sales to traditional retailers. During 1998, the Company acquired Pleasant Company, a Wisconsin-based direct marketer of products under the American Girl(R) brand name. The Company also expects to be able to use the infrastructure provided by Learning Company to take many of Mattel's brands directly to the consumer.

  In general, the Company's major domestic and international customers review its product lines and product concepts for the upcoming year at showings beginning in late summer. The Company also participates in domestic and international toy industry trade fairs in the first quarter of the year. In the fourth quarter of 1998, the Company experienced unanticipated cutbacks in buying by retailers due to a continuing shift by these retailers to just-in-time inventory management systems. Under just-in-time inventory management systems, retailers are timing reorders so that they are being filled by suppliers closer to the time of purchase by consumers, rather than maintaining large on-hand inventories to meet consumer demand. To respond to such shifts, the Company took appropriate actions to adjust its own shipping to more of a just-in-time pattern. As a result, products that would have previously been shipped in advance of expected consumer demand will be shipped closer to the time they are expected to be purchased by the consumer. Historically, the greater proportion of shipments of products to retailers occurs during the third and fourth quarters of the year. See "Seasonality" and "Risk Factors."

  Through its marketing research departments, the Company conducts basic consumer research and product testing and monitors demographic factors and trends. This information assists the Company in evaluating consumer acceptance of products, including whether there is increasing or decreasing demand for its products.

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

Manufacturing

  The Company's products are manufactured in Company-owned facilities and by independent contractors. Products are also purchased from unrelated entities that design, develop and manufacture the products. In order to provide greater flexibility in the manufacture and delivery of products, and as part of a continuing effort to reduce manufacturing costs, the Company has concentrated production of most of its core products in the Company's facilities and generally uses independent contractors for the production of non-core products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Manufacturing Risk" in the Annual Report to Stockholders, incorporated herein by reference.

  Mattel's manufacturing facilities are located in the states of Kentucky, Georgia, and Oregon, and in Mexico, China, Indonesia, Malaysia, Thailand and Italy. The Company also utilizes independent contractors to manufacture products in the US, Europe, Mexico, the Far East and Australia. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies and other risks, the Company produces many of its key products in more than one facility.

  All foreign countries in which the Company's products are manufactured (principally China, Indonesia, Malaysia and Mexico) currently enjoy "normal trade relations" ("NTR") status under US tariff laws, which provides a favorable category of US import duties. As a result of continuing concerns in the US Congress regarding China's human rights policies, and disputes regarding Chinese trade policies, including the country's inadequate protection of US intellectual property rights, there has been, and may be in the future, opposition to the extension of NTR status for China.

  The loss of NTR status for China would result in a substantial increase in the import duty for toys manufactured in China and imported into the US and would result in increased costs for the Company and others in the toy industry. See "Risk Factors." The impact of such an event on the Company could be somewhat mitigated by the Company's ability to source product for the US market from countries other than China and ship products manufactured in China to markets outside the US. As a result, the Company has expanded its production capacity in other countries. Other factors, including the Company's ability to pass along the added costs through price increases and the pricing policies of vendors in China, could also mitigate the impact of a loss of China's NTR status.

  With the implementation of the Uruguay Round agreement effective January 1, 1995, all US duties on dolls and traditional toys were completely eliminated. Canada also eliminated its tariffs on dolls and most toy categories in 1995, with the exception of certain toy sets and board games that will have their duties eliminated over ten years. Meanwhile, both the European Union and Japan began implementing Uruguay Round tariff reductions that, by 1999, will lower the tariffs on dolls by over 40% in the European Union and by 15% in Japan. The European Union and Japan are fully eliminating tariffs on several other toy categories over a period of ten years.

Commitments

  In the normal course of business, the Company enters into contractual arrangements for future purchases of goods and services to ensure availability and timely delivery, and to obtain and protect the Company's right to create and market certain products. Certain of these commitments routinely contain provisions for guaranteed or minimum expenditures during the term of the contracts. Current and future commitments for guaranteed payments reflect the Company's focus on expanding its product lines through alliances with businesses in other industries, such as television and motion picture entertainment companies.

  As of December 31, 1998, the Company had outstanding commitments for 1999 purchases of inventory of approximately $60 million. Licensing and similar agreements with terms extending through the year 2003 contain provisions for future guaranteed minimum payments aggregating approximately $371 million. In addition, under a certain licensing agreement, the Company may have additional commitments of up to $37.8 million in the year 2000 payable over three years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Commitments" and Note 6 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

Licenses and Distribution Agreements

  License agreements with third parties permit the Company to utilize the trademark, character or product of the licensor in its product line. The Company's level of licensing activity has expanded in recent years. Royalty expense during the years ended December 31, 1998, 1997 and 1996 was approximately $201 million, $194 million and $155 million, respectively. See "Product Design and Development" and Note 6 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

  The Company distributes finished products that are independently designed and manufactured. The Company also licenses a number of its trademarks, characters and other property rights to others for use in connection with the sale of non-toy and other products that do not compete with the Company's products.

Financial Instruments

  To limit the impact associated with the exposure to currency exchange rate fluctuations, the Company enters into foreign currency forward exchange and option contracts primarily to hedge its purchase of inventory, sales and other intercompany transactions denominated in foreign currencies. These contracts are intended to fix a portion of the Company's product cost and intercompany cash flows, and thereby limit the effect of foreign currency fluctuations on the Company's results of operations and cash flows. The Company does not trade in financial instruments for speculative purposes.

  For additional information regarding foreign currency contracts, see "International Operations" above and Note 6 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

Seasonal Financing

  The Company's financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when accounts receivable are at their highest due to increased sales volume and Company sales programs, and when inventories are at their highest in anticipation of expected second half sales volume. See "Seasonality." The Company expects to finance its seasonal working capital requirements for the coming year by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables and using various short-term bank lines of credit. In addition, the Company avails itself of individual short-term foreign credit lines with a number of banks, which will be used as needed to finance seasonal working capital requirements of certain foreign affiliates.

  The Company maintains and periodically amends or replaces an unsecured committed revolving credit agreement with a commercial bank group that is used as the primary source of financing the seasonal working capital requirements of its domestic and certain foreign affiliates. The agreement in effect during 1998 consisted of a committed unsecured facility providing a total of $1.0 billion in seasonal financing. Within the facility, up to $700.0 million was a standard revolving credit line available for advances and backup for commercial paper issuances (a five-year facility that expires in 2003). Interest was charged at various rates selected by the Company, ranging from market commercial paper rates to the bank reference rate. The remaining $300.0 million (a five-year facility that expires in 2003) was available for nonrecourse purchases of certain trade accounts receivable of the Company by the commercial bank group providing the credit line. The agreement required the Company to comply with certain financial covenants for consolidated debt-to-capital and interest coverage, and the Company was in compliance with such covenants during 1998. This agreement will continue to be in effect during 1999. In addition, the Company avails itself of uncommitted domestic facilities provided by certain banks to issue short-term money market loans.

  The Company believes the amounts available under its committed revolving credit facility, its uncommitted money market facility and its foreign credit lines will be adequate to meet its seasonal financing requirements.

Raw Materials

  Virtually all of the Company's raw materials are available from numerous suppliers. Pricing is relatively low and stable due to excess capacities resulting from the Asian business crises.

  The Company believes that, as large companies that sell various materials continue to consolidate, less efficient plants will be closed reducing availability. However, this should have little impact on the Company in 1999.

Trademarks, Copyrights, and Patents

  Most of the Company's products are sold under trademarks, trade names and copyrights and a number of those products incorporate patented devices or designs. Trade names and trademarks are significant assets of the Company in that they provide product recognition and acceptance worldwide.

  The Company customarily seeks patent, trademark or copyright protection covering its products, and it owns or has applications pending for US and foreign patents covering many of its products. A number of these trademarks and copyrights relate to product lines that are significant to the Company's business and operations. The Company believes its rights to these properties are adequately protected but there can be no assurance that its rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. See "Risk Factors."

  The Company also licenses a number of its trademarks, characters and other property rights to others for use in connection with the sale of non-toy and other products that do not compete with the Company's products.

Government Regulations

  The Company's products are subject to the provisions of the Consumer Product Safety Act, the Federal Hazardous Substances Act and the Flammable Fabrics Act, and the regulations promulgated thereunder. The Consumer Product Safety Act and the Federal Hazardous Substances Act enable the Consumer Product Safety Commission to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The Flammable Fabrics Act enables the Consumer Product Safety Commission to regulate and enforce flammability standards for fabrics used in consumer products. The Consumer Product Safety Commission may also require the repurchase by the manufacturer of articles that are banned. Similar laws exist in some states and cities and in various international markets. See "Item 3. Legal Proceedings"

  Fisher-Price's car seats are subject to the provisions of the National Highway Transportation Safety Act, which enables the National Highway Traffic Safety Administration to promulgate performance standards for child restraint systems. Fisher-Price conducts periodic tests to ensure that its child restraint systems meet applicable standards. A Canadian agency, Transport Canada, also regulates child restraint systems sold for use in Canada. As with the Consumer Product Safety Commission, the National Highway Transportation Safety Administration and Transport Canada can require the recall and repurchase or repair of products that do not meet their respective standards.

  The Company maintains a quality control program to ensure product safety compliance with the various federal, state and international requirements.

  The Company is subject to various other federal, state and local laws and regulations applicable to its business. The Company believes that it is in substantial compliance with these laws and regulations.

Effects of Inflation

  Inflation rates in the US and in major foreign countries where the Company does business have not had a significant impact on its results of operations or financial condition during the three years ended December 31, 1998. The US Consumer Price Index increased 1.6% in 1998, 1.7% in 1997 and 3.3% in 1996. The Company receives some protection from the impact of inflation from high turnover of inventories and its ability to pass on higher prices to customers.

Employees

  The total number of persons employed by the Company and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 1998, the Company's total number of employees, including its international operations, was approximately 29,000. Headcount at December 31, 1998 increased over the amount reported at year-end 1997 due the addition of employees of acquired companies and employees at our new manufacturing facilities in Thailand, Indonesia and Mexico.

Risk Factors

  This Risk Factors section is written to be responsive to the Security and Exchange Commission's recently enacted "Plain English" guidelines. In this section the words "we", "our", "ours" and "us" refer only to Mattel, Inc. and its subsidiaries and not any other person.

We may not realize the expected benefits from the merger with Learning
 Company, such as cost savings, operating efficiencies, revenue enhancements and other synergies, due to difficulties integrating Mattel and Learning Company.

  We entered into the merger agreement with Learning Company with the expectation that the merger will result in a number of benefits, including cost savings, operating efficiencies, revenue enhancements and other synergies. Integrating the operations and personnel of Mattel and Learning Company will be a complex process, and we cannot assure you that the integration will be completed rapidly or will result in the realization of the anticipated benefits of the merger. The successful integration of the two companies will require, among other things, integration of their sales and marketing groups and coordination of their research and development efforts. The diversion of the attention of our management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of our business. Further, the process of combining the companies could negatively affect employee morale and our ability to retain some key employees after the merger. In addition, the announcement and completion of the merger could cause customers to delay or change orders for Learning Company's products as a result of uncertainty over the integration of its software products. The inability to successfully integrate the operations and personnel of the companies, or any significant delay in achieving integration, could have a material adverse effect on our business, financial condition and results of operations after the merger.

As a result of the merger, we will incur transaction costs that may exceed our estimates and significant consolidation and integration expenses that we cannot accurately estimate at this time.

  We estimate that, as a result of the merger, Mattel and Learning Company will incur aggregate transaction costs of approximately $75 million to $85 million, including investment banking, legal and accounting fees, and contractual incentive benefits. In addition, we expect that we will incur significant consolidation and integration expenses which we cannot accurately estimate at this time. We expect to charge the majority of such costs and expenses to operations in fiscal 1999. The amount of the transaction costs is a preliminary estimate and is subject to change. Actual transaction costs may substantially exceed our estimates and, when combined with the expenses incurred in connection with the consolidation and integration of the companies, could have an adverse effect on our financial condition and results of operations.

Many of our significant customers have shifted to just-in-time inventory management systems, which may limit our ability to accurately forecast reorders of our products by retailers and reduce or delay sales of our products.

  Many of our significant customers have recently shifted to "just-in-time" inventory management systems to track sales of particular products. Such customers are timing reorders so that they are being filled by suppliers closer to the time of purchase by consumers, rather than maintaining large on-hand inventories to meet consumer demand. While these systems reduce a retailer's investment in inventory, they increase pressure on suppliers like us to fill orders promptly and shift a significant portion of inventory risk and carrying costs to the supplier. These systems may also limit our ability to accurately forecast reorders and create potential volatility in our operating results. The limited inventory carried by retailers may also reduce or delay retail sales. This in turn could impair our ability to obtain reorders of our products in quantities necessary to permit us to achieve planned sales and income growth. In addition, we may be required to incur substantial additional expenses to fill late reorders in order to ensure that our products are available at retail locations prior to the peak holiday buying season. The failure of anticipated reorders to materialize could have a material adverse effect on our business, financial condition and results of operations. The recent shift to just-in-time inventory management by one of our largest customers, Toys R Us, Inc., resulted in an approximately $250 million decrease in our net sales in 1998 as compared to 1997. Because many of our customers have only recently shifted to just-in-time inventory management systems, the full impact of this shift is uncertain. It is not clear if more of our customers will shift to just-in-time inventory management systems or the extent to which those retailers that have shifted will ultimately reduce their overall inventories of our products.

The toy business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season.

  Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December. This seasonality is increasing as large toy retailers become more efficient in their control of inventory levels through the just-in-time inventory management systems described in the preceding paragraph. As a result, our annual operating results will depend, in large part, on our sales during the relatively brief holiday season. This seasonal pattern requires significant use of working capital mainly to manufacture inventory during the year, prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season. Failure to accurately predict and respond to consumer demand may have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on our two largest customers, which together accounted for approximately 31.8% of Mattel's net sales in fiscal 1998.

  A small number of our customers account for a large share of our net sales. For the year ended December 31, 1998, Wal-Mart Stores, Inc. accounted for approximately 16.5% of our net sales, Toys R Us, Inc. accounted for approximately 15.3% of net sales, and our ten largest customers in the aggregate accounted for approximately 52.9% of net sales. If some of these customers were to cease doing business with us, or to significantly reduce the amount of their purchases from us, it could have a material adverse effect on our business, financial condition and results of operations.

Consumer preferences are difficult to predict and the introduction of new products is critical in the toy industry.

  Our business and operating results depend largely upon the appeal of our products. Our continued success in the toy industry will depend on our ability to redesign, restyle and extend our existing core products and product lines and to develop, introduce and gain customer acceptance of new products and product lines. However, consumer preferences in the toy industry are continuously changing and are difficult to predict. Individual products typically have short life cycles. There can be no assurance that:

  . any of our current toy products or product lines will continue to be popular for any significant period of time;

  . any new products and product lines introduced by us will achieve an adequate degree of market acceptance; or

  . any new products' life cycles will be sufficient to permit us to recover development, manufacturing, marketing and other costs of the products.

A decline in the popularity of our existing toy products and product lines or the failure of new toy products and product lines to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on our business, financial condition and results of operations.

Our sales and manufacturing operations outside the US subject us to risks normally associated with international operations.

  For the year ended December 31, 1998, our international gross sales comprised approximately 34% of our total consolidated gross sales. We expect our international sales to continue to account for a significant and growing portion of our revenues. Additionally, we own and operate manufacturing facilities and utilize third-party manufacturers principally in China, Indonesia, Malaysia and Mexico. Such sales and manufacturing operations are subject to the risks normally associated with international operations, including:

  .  currency conversion risks and currency fluctuations;

  .  limitations, including taxes, on the repatriation of earnings;

  .  political instability, civil unrest and economic instability;

  . greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

  .  greater difficulty and expense in conducting business abroad;

  . complications in complying with foreign laws and changes in governmental policies;

  .  transportation delays and interruptions; and

  .  the imposition of tariffs.

These risks could negatively impact our international sales and manufacturing operations, which could have a material adverse effect on our business, financial condition and results of operations.

  All foreign countries in which our products are manufactured currently enjoy "normal trade relations" status under US tariff laws, which provides a favorable category of US import duties. As a result of continuing concerns in the US Congress regarding China's human rights policies, and disputes regarding Chinese trade policies, including the country's inadequate protection of US intellectual property rights, there has been, and may be in the future, opposition to the extension of "normal trade relations" status for China. The loss of "normal trade relations" status for China would result in a substantial increase in the import duty of toys manufactured in China and imported into the US and would result in increased costs. Such increases in import duties and costs could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our intellectual property rights and we cannot assure you that we will be able to successfully protect such rights.

  We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our core brands. We also rely on license and other agreements to establish ownership rights and to maintain confidentiality. We cannot assure you that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. Technological developments and the Internet may create new risks to our ability to protect our intellectual property. In addition, laws of certain foreign countries in which our products may be sold do not protect intellectual property rights to the same extent as the laws of the US. The failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse effect on our business, financial condition and results of operations.

Executive Officers of the Registrant

  The current executive officers of the Company, all of whom are appointed annually by the board of directors and serve at the pleasure of the board, are as follows:

                                                                      Executive
                                                                       Officer
         Name                    Age            Position                Since
         ----                    ---            --------              ---------
   Jill E. Barad...............   47 Chairman of the Board and          1984
                                      Chief Executive Officer

   Pleasant T. Rowland.........   58 Vice Chairman of the Board and     1998
                                      President, Pleasant Company

   Astrid Autolitano...........   60 President, Mattel                  1996
                                      International

   Matthew C. Bousquette.......   40 President, Boys/Entertainment      1999

   Adrienne Fontanella.........   40 President, Girls/Barbie            1999

   Neil B. Friedman............   51 President, Fisher-Price brands     1999

   Joseph C. Gandolfo..........   56 President, Worldwide               1990
                                      Manufacturing Operations and
                                      a Director of Mattel, Inc.

   David Haddad................   36 President, Mattel Media            1999

   Ned Mansour.................   50 President, Corporate               1992
                                      Operations, General Counsel
                                      and a Director of Mattel,
                                      Inc.

   Harry J. Pearce.............   54 Chief Financial Officer            1997

   Francesca Luzuriaga.........   44 Executive Vice President,          1995
                                      Worldwide Business Planning
                                      and Resources

   Kevin M. Farr...............   41 Senior Vice President and          1996
                                      Corporate Controller

   William Stavro..............   59 Senior Vice President and          1993
                                      Treasurer

  Ms. Barad has been Chairman of the Board and Chief Executive Officer since October 1997 and a member of the Board of Directors since November 1991. From January 1997 to October 1997, she was President and Chief Executive Officer. From August 1992 until December 1996, she was President and Chief Operating Officer. From December 1989 until August 1992, she was President, Mattel USA. Prior to that she served in various executive positions in the Marketing, Product Design and Product Development areas.

  Ms. Rowland has been Vice Chairman of the Board and President, Pleasant Company since July 1998. Ms. Rowland has been President of Pleasant Company since 1986 when she founded that company.

  Ms. Autolitano has been President, Mattel International since September 1996. From August 1995 to September 1996, she served as Executive Vice President-Latin America and Mexico. From December 1989 to August 1995, she served as Senior Vice President-Latin America and Mexico.

  Mr. Bousquette has been President, Boys/Entertainment since March 1999. From May 1998 to March 1999, he was Executive Vice President and General Manager-Boys Toys. From 1995 to 1998, he was General Manager. He joined Mattel in December 1993, as Senior Vice President-Marketing for Activity Toys, and had previously worked for the Company from 1984 to 1988 in Boys Toys marketing.

  Ms. Fontanella has been President, Girls/Barbie since March 1999. From November 1998 to March 1999, she was General Manager and Senior Vice President-Worldwide Barbie Licensing and Collectibles. From February to November 1998, she was Senior Vice-President-Worldwide Barbie New Licensing Venture. She joined Mattel in May 1996 as Vice President. Prior to joining Mattel, she held senior positions within the cosmetics industry, including chairman of January Productions from 1995 to 1996.

  Mr. Friedman has been President, Fisher-Price brands since March 1999. From August 1996 to March 1999, he was President-Tyco Preschool. For more than five years prior to that time, he was President of MCA/Universal Merchandising and President of Aviva/Hasbro.

  Mr. Gandolfo has been President, Worldwide Manufacturing Operations since April 1990 and a member of the Board of Directors since May 1997.

  Mr. Haddad has been President, Mattel Media since March 1999. From August 1997 to March 1999, he served as General Manager-Mattel Media and Senior Vice-President-Barbie Collectibles. From July 1991 to August 1997, he was with The Walt Disney Company, where he held a number of positions within the publishing unit.

  Mr. Mansour has been President, Corporate Operations and a member of the Board of Directors since August 1996. He has been General Counsel since November 1997. From April 1991, he served in several senior managerial positions at Mattel, including President, Mattel-USA, Chief Administrative Officer and Secretary.

  Mr. Pearce has been Chief Financial Officer since May 1997. From 1973 to May 1997, he served as Chief Financial Officer of Tyco Toys, Inc. In 1993, he was also named Vice Chairman of Tyco Toys, Inc.

  Ms. Luzuriaga has been Executive Vice President, Worldwide Business Planning and Resources since May 1997. From December 1995 to May 1997, she served as Executive Vice President and Chief Financial Officer. From March 1989 to December 1995, she served in several senior managerial positions at Mattel, including Controller, Treasurer and Executive Vice President Finance.

  Mr. Farr has been Senior Vice President and Corporate Controller since September 1996. From June 1993 to September 1996, he served as Vice President, Tax. Prior to that he served as Senior Director, Taxes from August 1992 to June 1993.

  Mr. Stavro has been Senior Vice President and Treasurer since May 1995. From November 1993 to May 1995, he was Vice President & Treasurer. From March 1992 to November 1993, he was Vice President & Assistant Treasurer. Prior to that he was Assistant Treasurer for more than five years.

Item 2. Properties

  The Company owns its corporate headquarters in El Segundo, California, consisting of 335,000 square feet, which is subject to a $45.0 million mortgage, and an adjacent 55,000 square foot office building. The Company also leases buildings in El Segundo consisting of approximately 250,000 square feet, which are primarily used for its design and development and audio visual departments. Fisher-Price owns its headquarters facilities in East Aurora, New York, consisting of approximately 390,000 square feet. Pleasant Company owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 395,000 square feet.

  The Company maintains sales offices in California, Illinois, New York, North Carolina and Texas, and warehouse and distribution facilities in California, Georgia, Indiana, Kentucky and Texas. The Company owns a computer facility in Phoenix, Arizona. Internationally, the Company has its principal offices and/or warehouse space in Australia, Canada, France, Hong Kong, Italy, Mexico, The Netherlands, and the United Kingdom. The Company's principal manufacturing facilities are located in China, Indonesia, Italy, Malaysia, Mexico, Thailand and the US. See "Manufacturing."

  Most of the Company's facilities are occupied under leases and, for the most part, are fully utilized, although excess manufacturing capacity exists from time to time based on product mix and demand. With respect to leases that are scheduled to expire during the next twelve months, the Company may negotiate new lease agreements, renew leases or utilize alternative facilities. See Note 6 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

Item 3. Legal Proceedings

Power Wheels(R) Recall and Related Matters

  On October 22, 1998, the Company announced that Fisher-Price, in cooperation with the Consumer Product Safety Commission, would conduct a voluntary recall involving up to 10 million battery-powered Power Wheels(R) ride-on vehicles. The recall did not result from any serious injury, and involves the replacement of electronic components that may overheat, particularly when consumers make alterations to the product. The recall involves vehicles sold nationwide since 1984 under nearly 100 model names.

  As a result of the voluntary recall, in September 1998, the Company recognized a $38.0 million pre-tax ($27.2 million after-tax) charge. The Company believes the amount reserved will be sufficient to cover all costs associated with the recall.

Greenwald Litigation and Related Matters

  On October 13, 1995, Michelle Greenwald filed a complaint (Case No. YC 025
008) against the Company in Superior Court of the State of California, County of Los Angeles. Ms. Greenwald is a former employee whom the Company terminated in July 1995. Her complaint sought $50 million in general and special damages, plus punitive damages, for breach of oral, written and implied contract, wrongful termination in violation of public policy and violation of California Labor Code Section 970. Ms. Greenwald claimed that her termination resulted from complaints she made to management concerning general allegations that the Company did not account properly for sales and certain costs associated with sales and more specific allegations that the Company failed to account properly for certain royalty obligations to The Walt Disney Company. On December 5, 1996, the Company's motion for summary adjudication of Ms. Greenwald's public policy claim was granted. On March 7, 1997, the Company filed a motion for summary judgment on the remaining causes of action. On December 9, 1997, the Company's motion for summary judgment of Ms. Greenwald's remaining claims was granted. On February 4, 1998, Ms. Greenwald filed a notice of appeal. Ms. Greenwald's opening brief on appeal is due on March 23, 1999. The Company intends to defend the action vigorously, including her appeal.

Toys R Us and Related Matters

  On September 25, 1997, an administrative law judge of the Federal Trade Commission issued his initial decision in the matter In re Toys R Us, Inc. (FTC Docket No. 9278). The administrative law judge made findings of fact and conclusions of law that the toy retailer Toys R Us, Inc. had violated federal antitrust laws and entered into vertical and horizontal arrangements with various toy manufacturers, including Mattel, whereby the manufacturers would refuse to do business with warehouse clubs, or would do business with warehouse clubs only on terms acceptable to Toys R Us. On October 13, 1998, the Federal Trade Commission issued an opinion and a final order affirming the findings and conclusions of the administrative law judge. Toys R Us has now filed a notice of appeal in the United States Court of Appeals for the Seventh Circuit.

  Following the announcement of the administrative law judge's decision, the Company was named as a defendant, along with certain other toy manufacturers, in a number of antitrust actions in various states related to the Toys R Us matter. On October 2, 1997, the Attorney General of the State of New York filed in the United States District Court, Eastern District of New York (Case No. CV 97 5714), an action against Toys R Us and certain toy manufacturers, including the Company, seeking treble damages, expenses and attorneys' fees, on behalf of all natural persons in the State of New York who purchased toy products from retailers from 1989 to the present. The complaint alleges that Toys R Us orchestrated an illegal conspiracy with various toy manufacturers, including the Company, to cut off supplies of popular toys to warehouse clubs and low margin retailers that compete with Toys R Us. The attorneys general from forty-three other states, the District of Columbia and the Commonwealth of Puerto Rico joined this action on or about November 17, 1997.

  Following the filing of the New York action, a series of private treble damage class actions under the federal antitrust laws have been filed in various federal district courts. The Company is aware of a total of twenty-seven actions which are currently pending and name Mattel as a defendant: fourteen actions in the United States District Court, District of New Jersey; five actions in the United States District Court, Northern District of California; one action in the United States District Court, District of Illinois; one action in the United States District Court, District of Maryland; one action in the United States District Court, District of Vermont; and five actions in the United States District Court, Eastern District of New York. While the allegations and relief sought are substantially the same as those in the New York action, the defendants differ from action to action, as does the alleged conspiracy period. On January 23, 1998, at a hearing before the Judicial Panel on Multidistrict Litigation, the parties agreed to have these related actions transferred to the Eastern District of New York before the Honorable Nina Gershon. A transfer order was issued by the Judicial Panel on Multidistrict Litigation on February 11, 1998.

  Since May 1998, Mattel has participated in settlement negotiations conducted with the aid of the Honorable Charles B. Renfrew, a former United States District Judge. Judge Renfrew was appointed to serve as a mediator in Wilson
v. Toys R Us, No. CV 96-574 (Tuscaloosa County, Alabama). His appointment has been broadened by agreement to include all of the parens patriae state actions described above, and all of the named class plaintiffs actions, including state actions in California and Alabama, and each of the defendants. The Company has entered into an agreement in principle to settle each of the actions subject to mediation before Judge Renfrew, and is awaiting the submission of a Final Settlement Agreement and Release for execution. The settlement agreement will require a preliminary approval by the United States District Court, Eastern District of New York, as transferee court in what has been designated as MDL 1211, In re Toys R Us Antitrust Litigation, and will be subject to final court approval pending class notice.

  The Company is also aware of four class action complaints filed in state court in California naming Toys R Us as a defendant and the Company and various other toy manufacturers as nondefendant co-conspirators. These actions have been coordinated in Superior Court of the State of California, County of Alameda, and allege violations of state antitrust laws, seek unspecified damages and are based on substantially similar allegations to those in the Federal Trade Commission administrative proceeding. On February 2, 1999, the Company was added as a party defendant pursuant to a Second Amended and Restated Class Action Complaint filed in the Circuit Court for Tuscaloosa County, Alabama. The allegations are substantially similar to those contained in the above-described state class action complaints, and those of the Federal Trade Commission administrative proceeding. It is anticipated that this action will be disposed of as part of the settlement agreement that will result from the mediation proceeding before Judge Renfrew.

  Pursuant to the mediation proceeding before Judge Renfrew, all proceedings, including those in state court, have been stayed pursuant to stipulation and order. It is anticipated that a settlement agreement disposing of all of the above discussed matters will be executed within 60-90 days, subject to court approval. Until such time as these matters are concluded by the entry of appropriate court orders, the Company intends to vigorously defend the litigation in which it is named involving Toys R Us.

  In connection with the proposed settlement agreement, the Company recognized a $6.0 million pre-tax charge in the fourth quarter of 1998. The proposed settlement agreement calls for the Company to make cash and toy contributions prior to November 1999.

Environmental

  Fisher-Price. Fisher-Price has executed a consent order with the State of New York involving a remedial action/feasibility study for voluntary cleanup of contamination at one of its manufacturing plants. The ultimate liability associated with this cleanup presently is estimated to be less than $1,425,000, approximately $1,010,500 of which has been incurred through December 31, 1998.

  Beaverton, Oregon. The Company operates a manufacturing facility on a leased property in Beaverton, Oregon that was acquired as part of the Tyco merger. In March 1998, samples of groundwater used by the facility for process water and drinking water disclosed elevated levels of certain chemicals, including trichloroethylene

("TCE"). The Company immediately closed the water supply and self-reported the sample results to the Oregon Department of Environmental Quality ("DEQ") and Oregon Health Division. The Company also implemented an employee communication and medical screening program.

  In November 1998, the Company and another potentially responsible party entered into a consent order with the DEQ to conduct a remedial investigation/feasibility study at the facility, to propose an interim remedial action measure and to continue the community outreach program to employees, former employees and surrounding landowners. It is not presently possible to estimate the cost to the Company related to the DEQ's investigation and any subsequent orders for future work.

Litigation Related to Pending Business Combination

  On December 16, 21, and 23, 1998, several stockholders of Learning Company filed six separate purported class action complaints in the Court of Chancery of the State of Delaware in and for New Castle County against Learning Company and Learning Company's board of directors for alleged breaches of fiduciary duties in connection with the proposed merger. The six complaints have since been consolidated. The consolidated complaint seeks the certification as a class of all Learning Company stockholders, an injunction against the merger, rescission if the merger is consummated, damages, costs and disbursements, including attorneys' fees. The consolidated complaint alleges that Learning Company's board of directors breached their fiduciary duties to Learning Company's stockholders by, among other things, failing to conduct due diligence sufficient to have discovered material, adverse information concerning Mattel's anticipated operational and financial results and agreeing to an exchange ratio that failed to protect Learning Company stockholders against a decline in the value of Mattel common stock. The consolidated complaint names Mattel as an additional defendant, claiming that Mattel aided and abetted the alleged breaches of fiduciary duty. Mattel will aggressively defend itself against the action and will continue to pursue the merger.

General

  The Company is also involved in various other litigation and legal matters, including claims related to intellectual property, product liability and labor, which the Company is addressing or defending in the ordinary course of business. Management believes that any liability which may potentially result upon resolution of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

  For information regarding the markets in which the Company's common stock, par value $1.00 per share, is traded, see the cover page hereof, and for information regarding the high and low closing prices of the common stock for the last two calendar years, see Note 9 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

  As of March 19, 1999, the Company had approximately 48,000 holders of record of its common stock.

  The Company paid dividends on its common stock of $0.06 per share in January 1997, $0.07 per share in April, July and October 1997 and January 1998 and $0.08 per share in April, July and October 1998. The payment of dividends on common stock is at the discretion of the Company's board of directors and is subject to customary limitations.

Item 6. Selected Financial Data

  The information under the caption "Five-Year Financial Summary" on page 25 in the Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 32 in the Annual Report to Stockholders is incorporated herein by reference.

  The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-Foreign Currency Risk" on pages 30 and 31 in the Annual Report to Stockholders and Note 6 to the Consolidated Financial Statements in the Annual Report to Stockholders are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

  The consolidated financial statements of Mattel, Inc. and its subsidiaries, together with the report of PricewaterhouseCoopers LLP dated February 1, 1999, included on pages 33 through 52 in the Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information required under this Item relating to members of the Company's board of directors is incorporated by reference herein from its 1999 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998. The information with respect to the executive officers of the Company appears under the heading "Executive Officers of the Registrant" in Part I herein.

Item 11. Executive Compensation

  The information required under this Item is incorporated by reference herein from the Company's 1999 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required under this Item is incorporated by reference herein from the Company's 1999 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

Item 13. Certain Relationships and Related Transactions

  The information required under this Item is incorporated by reference herein from the Company's 1999 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

                                    PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

                                                                 Annual Report
                                                                 Page Number(1)
                                                                 --------------
  (1) Financial Statements
  Consolidated Balance Sheets as of December 31, 1998 and 1997..        33
  Consolidated Statements of Operations for the years ended
   December 31, 1998, 1997 and 1996.............................        34
  Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996.............................        35
  Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 1998, 1997 and 1996.......................        36
  Notes to Consolidated Financial Statements....................     37-51
  Report of PricewaterhouseCoopers LLP, Independent Accountants
   to the Company...............................................        52

--------
(1) Incorporated by reference from the indicated pages of the Annual Report to Stockholders for the year ended December 31, 1998. With the exception of the information incorporated by reference in Items 1, 5, 6, 7, 8 and 14 of this report, the Annual Report to Stockholders is not deemed filed as part of this report.

                         Independent Auditors' Report
                         ----------------------------

To the Board of Directors and Stockholders
Tyco Toys, Inc.
Mount Laurel, New Jersey

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Tyco Toys, Inc. and subsidiaries for the year ended December 31, 1996, not separately presented herein. Those financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Tyco Toys, Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 4, 1997 except for note 15,
 as to which the date is March 27, 1997

  (2) Financial Statement Schedule for the years ended December 31, 1998, 1997 and 1996(1)

    Report of Independent Accountants on Financial Statement Schedule

    Schedule II--Valuation and Qualifying Accounts and Allowances

  (3) Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

    2.0 Agreement and Plan of Merger, dated as of December 13, 1998, between the Company and The Learning Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated
          December 15, 1998)
    2.1  Stock Option Agreement, dated as of December 13, 1998, between the
          Company and The Learning Company, Inc. (incorporated by reference to
          Exhibit 99.1 to the Company's Current Report on Form 8-K, dated
          December 15, 1998)
    3.0 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.0 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)
    3.1 Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit B to the Company's
          Proxy Statement dated March 23, 1996)
    3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit B to the Company's
          Proxy Statement dated March 30, 1998)
    3.3 By-laws of the Company, as amended to date (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3
          dated September 26, 1997)
    4.0 Rights Agreement, dated as of February 7, 1992, between the Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated February 12, 1992)
    4.1  Specimen Stock Certificate with respect to the Company's Common Stock
          (incorporated by reference to the Company's Report on Form 8-A, dated
          February 28, 1996)
    4.2  Certificate of Designation of Series C Preferred Stock dated March 26,
          1997 (incorporated by reference to Exhibit 4.7 to the Company's
          Registration Statement on Form S-3 dated August 21, 1997)
    4.3  Deposit Agreement dated June 24, 1996 among Tyco Toys, Inc., Midlantic
          Bank, N.A., as Depositary, and all holders from time to time of depositary receipts issued thereunder (incorporated by reference to Exhibit 4.2 to Tyco Toys, Inc.'s Registration Statement on Form S-3
          dated June 20, 1996)
    4.4  Amendment to Deposit Agreement dated as of March 27, 1997 between the
          Company, as
          successor to Tyco and The First National Bank of Boston (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-3 dated September 26, 1997)
    4.5 Indenture dated as of February 15, 1996 between the Company and Chemical Trust Company of California, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 11, 1996)
    4.6* Warrant to Purchase Shares of Common Stock of Mattel, Inc., dated as of June 27, 1996
    4.7* Stock Subscription Warrant dated as of June 28, 1991 between Fisher-
          Price, Inc. and certain investors (incorporated by reference to Exhibit 4(c) to Fisher-Price's Report on Form 10-K for the transition period from July 1, 1991 to December 29, 1991)


         (The Company has not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of its total assets. Copies of such agreements will be provided to the Securities and Exchange Commission upon request.)

(1) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    10.0   Second Amended and Restated Credit Agreement dated as of March 11,
            1998 among the Company, the Banks named therein and Bank of America
            National Trust and Savings Association, as Agent (incorporated by reference to Exhibit 99.0 to the Company's Current Report on Form
            8-K dated August 21, 1998)
    10.1   Receivables Purchase Agreement dated as of March 11, 1998 among the
            Company, Mattel Factoring, Inc., the Banks named therein and
            NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated
            August 21, 1998)
    10.2   Distribution Agreement dated November 12, 1997 among the Company,
            Morgan Stanley & Co. Incorporated and Credit Suisse First Boston
            Corporation (incorporated by reference to Exhibit 1.0 to the Company's Current Report on Form 8-K dated November 12, 1997)

Executive Compensation Plans and Arrangements of the Company

    10.3 Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers (incorporated by reference to Exhibit B to Notice of Annual Meeting of Stockholders of the
            Company dated March 24, 1987)
    10.4 Amended and Restated Employment Agreement dated January 1, 1997 between the Company and Jill E. Barad (incorporated by reference to Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
    10.5   Employment Agreement dated May 5, 1997 between the Company and Gary
            S. Baughman (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated August 21, 1998)
    10.6 Amended and Restated Employment Agreement dated September 9, 1996 between the Company and Joseph C. Gandolfo (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1996)
    10.7 Amended and Restated Employment Agreement dated July 29, 1996 between the Company and Ned Mansour (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)
    10.8*  Amended and Restated Employment Agreement dated April 14, 1997 between the Company and Harry J. Pearce
    10.9   Employment Agreement dated December 20, 1996 between the Company and
            Bruce L. Stein (incorporated by reference to Exhibit 10.14 to the
            Company's Annual Report on Form 10-K for the year ended December
            31, 1996)
    10.10  Mattel, Inc. Management Incentive Plan (incorporated by reference to
            Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
    10.11  Mattel, Inc. Long-Term Incentive Plan (incorporated by reference to
            Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
    10.12* Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors
    10.13  Mattel, Inc. Amended & Restated Supplemental Executive Retirement
            Plan as of May 1, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
    10.14* Mattel, Inc. Deferred Compensation Plan
    10.15 The Fisher-Price, Inc. Pension Plan (1989 Restatement) (incorporated by reference to Exhibit 10(l) to Fisher-Price's Registration
            Statement on Form 10 dated June 28, 1991)

    10.16  The Fisher-Price Section 415 Excess Benefit Plan (incorporated by reference to Exhibit 10(n) to Fisher-Price's Registration Statement
            on Form 10 dated June 28, 1991)
    10.17  Mattel, Inc. Personal Investment Plan, April 1, 1997 Restatement
            (incorporated by reference to Exhibit 99.3 to the Company's Current
            Report on Form 8-K dated August 21, 1998)
    10.18* Mattel, Inc. PIP Excess Plan
    10.19* Pleasant Company Retirement Savings Plan and Trust Agreement, dated
            July 1, 1995
    10.20  Amended and Restated Mattel, Inc. 1996 Stock Option Plan
            (incorporated by reference to Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended September 30,
            1996)
    10.21  Amendment to Amended and Restated Mattel, Inc. 1996 Stock Option
            Plan (incorporated by reference to Exhibit 4.2 to the Company's
            Registration Statement on Form S-8 dated March 26, 1999)
    10.22  Form of Option Agreement for Outside Directors under the 1996 Stock
            Option Plan (incorporated by reference to Exhibit 10.3 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1996)
    10.23* Form of Option Agreement under the 1996 Stock Option Plan
    10.24  Mattel, Inc. 1997 Premium Price Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March
            30, 1998)
    10.25  First Amendment to the Mattel, Inc. 1997 Premium Price Stock Option
            Plan (incorporated by reference to Exhibit 10.0 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
    10.26* Second Amendment to the Mattel, Inc. 1997 Premium Price Stock Option
            Plan
    10.27  Form of Option and TLSAR Agreement under the Mattel, Inc. 1997
            Premium Price Stock Option Plan (25% Premium Grant), as amended
            (incorporated by reference to Exhibit 10.1 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
    10.28  Form of Option and TLSAR Agreement under the Mattel, Inc. 1997
            Premium Price Stock Option Plan (33 1/3% Premium Grant), as amended
            (incorporated by reference to Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
    11.0*  Computation of Income per Common and Common Equivalent Share
    12.0*  Computation of Ratio of Earnings to Fixed Charges and Ratio of
            Earnings to Combined Fixed Charges and Preferred Stock Dividends
    13.0*  Pages 24 through 54 of the Mattel, Inc. Annual Report to
            Stockholders for the year ended December 31, 1998
    21.0*  Subsidiaries of the Registrant
    23.0*  Consent of PricewaterhouseCoopers LLP
    23.1*  Consent of Deloitte & Touche LLP
    24.0*  Power of Attorney (on page 27 of Form 10-K)
    27.0*  Financial Data Schedule (EDGAR filing only)

--------
 * Filed herewith.

  (b) Reports on Form 8-K

    Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended December 31, 1998:

                                                                      Financial
                                                              Items   Statements
      Date of Report                                         Reported   Filed
      --------------                                         -------- ----------
     October 29, 1998.......................................      5      None
     November 16, 1998......................................      5      None
     December 15, 1998......................................   5, 7      None

  (c) Exhibits Required by Item 601 of Regulation S-K

    See Item (3) above

  (d) Financial Statement Schedule

    Schedule II--Valuation and Qualifying Accounts and Allowances

    Copies of Form 10-K (which includes Exhibit 24.0), Exhibits 11.0, 12.0, 13.0, 21.0, 23.0 and 23.1 and the Annual Report to Stockholders are available to stockholders of the Company without charge. Copies of other Exhibits can be obtained by stockholders of the Company upon payment of twelve cents per page for such Exhibits. Written requests should be sent to Secretary, Mattel, Inc., 333 Continental Boulevard, El Segundo, California 90245-5012.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MATTEL, INC.
                                          Registrant

                                                   /s/ Kevin M. Farr
                                          By: _________________________________
                                                       Kevin M. Farr
                                                 Senior Vice President and
                                                    Corporate Controller

Date: As of March 31, 1999

                               POWER OF ATTORNEY

  We, the undersigned directors and officers of Mattel, Inc. do hereby severally constitute and appoint Jill E. Barad, Ned Mansour, Robert Normile, Lee B. Essner, and John L. Vogelstein, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Jill E. Barad             Chairman of the Board,        March 31, 1999
____________________________________  President and Chief
           Jill E. Barad              Executive Officer

      /s/ Harry J. Pearce            Chief Financial Officer       March 31, 1999
____________________________________  (principal financial
          Harry J. Pearce             officer)

       /s/ Kevin M. Farr             Senior Vice President and     March 31, 1999
____________________________________  Corporate Controller
           Kevin M. Farr              (principal accounting
                                      officer)

        /s/ Harold Brown             Director                      March 31, 1999
____________________________________
            Harold Brown

     /s/ Tully M. Friedman           Director                      March 31, 1999
____________________________________
         Tully M. Friedman

     /s/ Joseph C. Gandolfo          Director and President,       March 31, 1999
____________________________________  Worldwide Manufacturing
         Joseph C. Gandolfo           Operations

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Ronald M. Loeb            Director                      March 31, 1999
____________________________________
           Ronald M. Loeb

        /s/ Ned Mansour              Director, President,          March 31, 1999
____________________________________  Corporate Operations and
            Ned Mansour               General Counsel

       /s/ Andrea L. Rich            Director                      March 31, 1999
____________________________________
           Andrea L. Rich

    /s/ William D. Rollnick          Director                      March 31, 1999
____________________________________
        William D. Rollnick

    /s/ Pleasant T. Rowland          Vice Chairman of the Board    March 31, 1999
____________________________________  and President, Pleasant
        Pleasant T. Rowland           Company

  /s/ Christopher A. Sinclair        Director                      March 31, 1999
____________________________________
      Christopher A. Sinclair

                                     Director
____________________________________
           Bruce L. Stein

     /s/ John L. Vogelstein          Director                      March 31, 1999
____________________________________
         John L. Vogelstein

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Mattel, Inc.

  Our audits of the consolidated financial statements referred to in our report dated February 1, 1999 appearing on page 52 of the December 31, 1998 Annual Report to Stockholders of Mattel, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 1, 1999

                                                                     SCHEDULE II

                         MATTEL, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                                 (In thousands)

                                   Balance at Additions                Balance
                                   Beginning  Charged to    Net        at End
                                    of Year   Operations Deductions    of Year
                                   ---------- ---------- ----------    -------
Allowance for Doubtful Accounts
Year Ended December 31, 1998......  $30,737    $34,780    $(24,313)(a) $41,204
Year Ended December 31, 1997......   21,009     21,036     (11,308)(a)  30,737
Year Ended December 31, 1996......   13,119     21,381     (13,491)(a)  21,009

Allowance for Inventory
 Obsolescence
Year Ended December 31, 1998......  $33,774    $65,251    $(41,703)(b) $57,322
Year Ended December 31, 1997......   35,645     52,312     (54,183)(b)  33,774
Year Ended December 31, 1996......   30,620     73,004     (67,979)(b)  35,645

--------
(a) Includes write-offs, recoveries of previous write-offs, and currency translation adjustments. Increase in net deductions over 1997 is due to beginning balances from acquired companies ($1.4 million) and transfers to legal reserve for insolvent customers ($11.6 million).

(b) Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw materials, write-downs and currency translation adjustments.