Form 10-Q
period 1999-03-31
MATTEL INC /DE/
filed 1999-05-17
CIK 63276

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-Q


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1999

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



                       Commission file number   001-05647
                                              -----------

                                  MATTEL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





Delaware                                                             95-1567322
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                           Identification No.)


333 Continental Boulevard, El Segundo, California                    90245-5012
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)



(Registrant's telephone number, including area code)             (310) 252-2000
                                                    ---------------------------


(Former name, former address and former fiscal year,
   if changed since last report)                                           None
                                -----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [X]    No  [ ]


 Number of shares outstanding of registrant's common stock as of May 12, 1999:
                Common Stock - $1 par value - 286,277,137 shares

                         PART I -- FINANCIAL INFORMATION


                         Mattel, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                                  March 31,           March 31,           Dec. 31,
(In thousands)                                                      1999                1998                1998
--------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
  Cash                                                           $   50,215          $  331,884          $  212,454
  Accounts receivable, net                                          880,360             987,906             983,050
  Inventories                                                       567,658             531,623             584,358
  Prepaid expenses and other current assets                         290,673             251,397             277,948
--------------------------------------------------------------------------------------------------------------------

    Total current assets                                          1,788,906           2,102,810           2,057,810
--------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
  Land                                                               34,763              28,730              35,113
  Buildings                                                         268,909             201,400             271,580
  Machinery and equipment                                           521,478             459,892             512,225
  Capitalized leases                                                 21,406              24,485              23,271
  Leasehold improvements                                             86,679              73,301              82,643
--------------------------------------------------------------------------------------------------------------------

                                                                    933,235             787,808             924,832

  Less:  accumulated depreciation                                   387,039             350,415             375,724
--------------------------------------------------------------------------------------------------------------------

                                                                    546,196             437,393             549,108

  Tools, dies and molds, net                                        187,339             165,400             187,349
--------------------------------------------------------------------------------------------------------------------

  Property, plant and equipment, net                                733,535             602,793             736,457
--------------------------------------------------------------------------------------------------------------------

Other Noncurrent Assets
  Intangibles, net                                                1,242,380             548,957           1,264,462
  Other assets                                                      212,513             189,234             203,436
--------------------------------------------------------------------------------------------------------------------

                                                                 $3,977,334          $3,443,794          $4,262,165
====================================================================================================================

The accompanying notes are an integral part of these financial statements.

                         Mattel, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Continued)


                                                                    March 31,            March 31,             Dec. 31,
(In thousands, except share data)                                      1999                 1998                 1998
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
  Short-term borrowings                                           $  259,435           $   18,204           $  134,006
  Current portion of long-term liabilities                            33,401               13,577               33,518
  Accounts payable                                                   200,490              193,431              293,421
  Accrued liabilities                                                419,895              443,253              651,013
  Income taxes payable                                               175,535              134,284              205,253
----------------------------------------------------------------------------------------------------------------------

    Total current liabilities                                      1,088,756              802,749            1,317,211
----------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
  Senior notes                                                       400,000              100,000              400,000
  Medium-term notes                                                  540,500              520,500              540,500
  Mortgage note                                                       42,856               43,437               43,007
  Other                                                              148,953              136,862              141,249
----------------------------------------------------------------------------------------------------------------------

    Total long-term liabilities                                    1,132,309              800,799            1,124,756
----------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Preferred stock, Series C $1.00 par value, $125.00
    liquidation preference per share, 0.8 million shares
    authorized, issued and outstanding                                   772                  772                  772
  Common stock $1.00 par value, 1.0 billion shares
    authorized; 300.4 million shares issued                          300,381              300,381              300,381
  Additional paid-in capital                                         482,131              489,323              482,662
  Treasury stock at cost; 14.2 million shares, 6.2 million
    shares, and 8.8 million shares, respectively                    (494,007)            (207,695)            (495,347)
  Retained earnings                                                1,681,937            1,480,866            1,724,677
  Accumulated other comprehensive loss                              (214,945)            (223,401)            (192,947)
----------------------------------------------------------------------------------------------------------------------

    Total stockholders' equity                                     1,756,269            1,840,246            1,820,198
----------------------------------------------------------------------------------------------------------------------

                                                                  $3,977,334           $3,443,794           $4,262,165
======================================================================================================================

The accompanying notes are an integral part of these financial statements.

                         Mattel, Inc. and Subsidiaries
                     Consolidated Statements Of Operations


                                                                                     For the
                                                                                Three Months Ended
                                                                   ---------------------------------------
                                                                          March 31,            March 31,
(In thousands, except per share amounts)                                     1999                1998
----------------------------------------------------------------------------------------------------------
Net Sales                                                                    $692,116             $705,164

Cost of sales                                                                 375,379              381,246
----------------------------------------------------------------------------------------------------------

Gross Profit                                                                  316,737              323,918

Advertising and promotion expenses                                             92,051               98,081
Other selling and administrative expenses                                     209,414              183,791
Amortization of intangibles                                                    13,153                7,713
Interest expense                                                               24,858               16,392
Other expense, net                                                              2,269                  185
----------------------------------------------------------------------------------------------------------
(Loss) Income Before Income Taxes                                            (25,008)               17,756
(Benefit) provision for income taxes                                          (7,152)                5,087
----------------------------------------------------------------------------------------------------------

Net (Loss) Income                                                            (17,856)               12,669
Less: preferred stock dividend requirements                                     1,990                1,990
----------------------------------------------------------------------------------------------------------

Net (Loss) Income Applicable to Common Shares                               $(19,846)             $ 10,679
==========================================================================================================

Basic (Loss) Income Per Common Share
Net (loss) income                                                           $  (0.07)             $   0.04
==========================================================================================================
Weighted average number of common shares                                      286,153              293,048
==========================================================================================================

Diluted (Loss) Income Per Common Share
Net (loss) income                                                           $  (0.07)             $   0.04
----------------------------------------------------------------------------------------------------------
Weighted average number of common and common
  equivalent shares                                                           286,153              298,164
==========================================================================================================
Dividends Declared Per Common Share                                         $    0.08             $   0.07
==========================================================================================================

The accompanying notes are an integral part of these financial statements.

                         Mattel, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                                      For the
                                                                                                Three Months Ended
                                                                                       ------------------------------------
                                                                                          March 31,            March 31,
(In thousands)                                                                               1999                 1998
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net (loss) income                                                                        $ (17,856)           $  12,669
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
   Depreciation                                                                             45,926               41,760
   Amortization                                                                             13,582                8,078
Increase (decrease) from changes in net assets and liabilities:
   Accounts receivable                                                                      76,575               96,439
   Inventories                                                                               5,253             (105,785)
   Prepaid expenses and other current assets                                               (13,789)              (5,781)
   Accounts payable, accrued liabilities and income taxes payable                         (332,590)            (365,098)
   Other, net                                                                               (7,709)              (7,106)
-----------------------------------------------------------------------------------------------------------------------

Net cash flows used for operating activities                                              (230,608)            (324,824)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Purchases of tools, dies and molds                                                         (27,218)             (26,045)
Purchases of other property, plant and equipment                                           (19,000)             (38,848)
Proceeds from sale of other property, plant and equipment                                    3,291               11,379
Payment for acquisition                                                                          -              (11,057)
Other, net                                                                                    (502)              (2,695)
-----------------------------------------------------------------------------------------------------------------------

Net cash flows used for investing activities                                               (43,429)             (67,266)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Short-term borrowings, net                                                                 135,950                  702
Exercise of stock options including related tax benefit                                        809               90,215
Purchase of treasury stock                                                                       -              (32,339)
Payment of dividends on common and preferred stock                                         (22,952)             (24,521)
Other, net                                                                                    (187)              (1,122)
-----------------------------------------------------------------------------------------------------------------------

Net cash flows from financing activities                                                   113,620               32,935
-----------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                                     (1,822)              (3,908)
-----------------------------------------------------------------------------------------------------------------------

Decrease in Cash                                                                          (162,239)            (363,063)
Cash at Beginning of Period                                                                212,454              694,947
-----------------------------------------------------------------------------------------------------------------------

Cash at End of Period                                                                    $  50,215            $ 331,884
=======================================================================================================================

The accompanying notes are an integral part of these financial statements.

                     Mattel, Inc. and Subsidiaries
                  Notes To Consolidated Financial Information

1. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of Mattel, Inc. and its subsidiaries' ("Mattel") financial position and interim results as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform with the current period's presentation. Because Mattel's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

2. The financial information included herein should be read in conjunction with Mattel's consolidated financial statements and related notes in its 1998 Annual Report to Stockholders.

3. Accounts receivable are shown net of allowances for doubtful accounts of $34.5 million (March 31, 1999), $25.2 million (March 31, 1998), and $41.2 million (December 31, 1998).

4.  Inventories are comprised of the following:

(In thousands)                                     March 31, 1999         March 31, 1998         Dec. 31, 1998
--------------------------------------------------------------------------------------------------------------
Raw materials and work in progress                     $ 58,903               $ 57,283               $ 42,851
Finished goods                                          508,755                474,340                541,507
--------------------------------------------------------------------------------------------------------------
                                                       $567,658               $531,623               $584,358
==============================================================================================================

5.   Intangibles, net include the following:

(In thousands)                                     March 31, 1999         March 31, 1998         Dec. 31, 1998
--------------------------------------------------------------------------------------------------------------
Goodwill, net                                       $1,231,834              $540,626              $1,253,530
Other                                                   10,546                 8,331                  10,932
--------------------------------------------------------------------------------------------------------------
                                                    $1,242,380              $548,957              $1,264,462
==============================================================================================================

6.   Senior notes include the following:

(In thousands)                                     March 31, 1999         March 31, 1998         Dec. 31, 1998
--------------------------------------------------------------------------------------------------------------
6-3/4% due 2000                                         $100,000               $100,000               $100,000
6% due 2003                                              150,000                      -                150,000
6-1/8% due 2005                                          150,000                      -                150,000
--------------------------------------------------------------------------------------------------------------
                                                        $400,000               $100,000               $400,000
==============================================================================================================

7. Comprehensive loss was $39.9 million at March 31, 1999 and $17.1 million at March 31, 1998. Comprehensive income was $333.0 at December 31, 1998. Comprehensive (loss) income is comprised of net (loss) income and currency translation adjustments.

8. Net cash flows from operating activities include cash payments for the following:

                                                          For the Three Months Ended
                                                    --------------------------------------
(In thousands)                                       March 31, 1999         March 31, 1998
------------------------------------------------------------------------------------------
Interest                                                    $19,509                $ 6,499
Income taxes                                                 18,311                 45,686
------------------------------------------------------------------------------------------

9. In the current quarter, the board of directors declared cash dividends of $0.08 per common share, compared to $0.07 per common share in the first quarter 1998.

10. Basic (loss) income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Earnings available to common stockholders represent reported net (loss) income less preferred stock dividend requirements.

     Diluted (loss) income per common share is computed by dividing diluted earnings available to common stockholders by the weighted average number of common and common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, and conversion of dilutive preferred stock, as applicable. Diluted earnings available to common stockholders represent earnings available to common stockholders plus preferred stock dividend requirements. Diluted earnings per share presented for the 1999 first quarter is the same as basic earnings per share due to Mattel's net loss position. Premium price stock options totaling 17.7 million and preferred stock were excluded from the calculation of diluted earnings per share in the 1998 first quarter because they were anti-dilutive.

11. In the 1998 fourth quarter, Mattel adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise
                                   -------------------------------------------
     and Related Information. This statement supercedes Statement of Financial
     -----------------------
     Accounting Standards No. 14, Financial Reporting for Segments of a Business
                                  ----------------------------------------------
     Enterprise, replacing the "industry segment" approach with the "management"
     ----------
     approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Mattel's operating segments. This statement requires disclosure of certain information by operating segment, geographic area and major customer.

     Mattel has one operating segment - the toy business - which includes the design, manufacture and marketing of a broad variety of children's products on a worldwide basis. The table below presents information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include net property, plant and equipment, and goodwill.

                                                                                Long-Lived
(In thousands)                                              Net Sales             Assets
------------------------------------------------------------------------------------------
MARCH 31, 1999
United States                                                 $485,341          $1,287,206
Europe and Canada                                              170,624             209,844
Asia and Latin America                                          36,151             414,746
------------------------------------------------------------------------------------------
                                                               692,116           1,911,796
Corporate and other                                                  -             254,870
------------------------------------------------------------------------------------------
Consolidated total                                            $692,116          $2,166,666
==========================================================================================

MARCH 31, 1998
United States                                                 $499,820          $  561,372
Europe and Canada                                              168,629             174,397
Asia and Latin America                                          36,715             304,465
------------------------------------------------------------------------------------------
                                                               705,164           1,040,234
Corporate and other                                                  -             276,440
------------------------------------------------------------------------------------------
Consolidated total                                            $705,164          $1,316,674
==========================================================================================

  Customers accounting for more than 10% of Mattel's consolidated net sales are as follows:

                                                                           For the Three Months Ended
                                                                      -------------------------------------
(In millions)                                                         March 31, 1999         March 31, 1998
-----------------------------------------------------------------------------------------------------------
Toys R Us                                                                     $143.7                 $114.9
Wal-Mart                                                                        87.3                  122.6
-----------------------------------------------------------------------------------------------------------

                         Mattel, Inc. and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Cautionary Statement
--------------------

Certain expectations and projections regarding the future performance of Mattel, Inc. and its subsidiaries ("Mattel") discussed in this quarterly report are forward-looking and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial, and economic data along with Mattel's operating plans and are subject to certain future events and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as may, will, should, expect, anticipate, estimate, continue, plans, intends or other similar terminology. Management cautions you that the following factors, among others, could cause Mattel's actual consolidated results of operations and financial position in 1999 and thereafter to differ significantly from those expressed in forward-looking statements:

Marketplace Risks

- Increased competitive pressure, both domestically and internationally, which may affect the sales of Mattel's products

- Significant changes in the buying patterns of major customers, such as the recent shift by some retailers to just-in-time inventory management, which may limit Mattel's ability to accurately forecast reorders or cause a decrease in sales after related expenses have already been incurred

- Dependence on the timely development, introduction and customer acceptance of new products, which may affect Mattel's ability to successfully redesign, restyle and extend existing core products and product lines and successfully bring new products to market

- Possible weaknesses in economic conditions, both domestically and internationally, which may affect the sales of Mattel's products and the costs associated with manufacturing and distributing these products

Financial Considerations

-  Currency fluctuations, which may affect Mattel's reportable income

- Significant changes in interest rates, both domestically and internationally, which may affect Mattel's cost of financing both its operations and investments

Merger-Related Risks

- Difficulty integrating the operations of The Learning Company, Inc. ("Learning Company") into Mattel following the May 1999 merger, which may impede Mattel's ability to achieve savings or operating synergies from the merger

Year 2000 Compliance

- Potential inability of computer systems or software products used by Mattel and/or its customers and suppliers to properly recognize and process date-sensitive information beyond January 1, 2000, which may result in an interruption in normal business operations of Mattel, its suppliers and customers

Other Risks

- Inability to achieve cost savings expected as part of restructuring activities, which may result in higher than expected costs following such restructurings

- Development of new technologies, including the Internet, which may create new risks to Mattel's ability to protect its intellectual property rights

- Changes in laws or regulations, both domestically and internationally, including those affecting consumer products, environmental activities or trade restrictions, which may lead to increased costs or interruption in normal business operations of Mattel

- Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of Mattel

- Other factors that may be described from time to time in Mattel's filings with the Securities and Exchange Commission

Summary
-------

Mattel designs, manufactures, and markets a broad variety of children's products on a worldwide basis through both sales to retailers and direct to consumers. Mattel's business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines and to expand its marketing capability.

Mattel plans to continue to focus on its portfolio of brands that have fundamental play patterns and have historically had worldwide appeal, have been sustainable, and have delivered consistent profitability. Mattel's portfolio of brands can be grouped in the following four categories:

Girls/Barbie - including Barbie(R) fashion dolls and accessories, collector dolls, Fashion Magic(R), American Girl(R), Cabbage Patch Kids(R), and Polly Pocket(R)

Infant and Preschool - including Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R), See `N Say(R), Magna Doodle(R), View-Master(R), and Blue's Clues(R)

Boys - including Hot Wheels(R), Matchbox(R), Tyco(R) Electric Racing, and Tyco(R) Radio Control

Entertainment - including Disney, Nickelodeon(R), games, and puzzles

Media - including Mattel Media and "Intel Play" branded technology toys

Results of Operations
---------------------

Mattel's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods. The following is a percentage analysis of operating results:

                                                                        For the
                                                                   Three Months Ended
                                                             ------------------------------
                                                              March 31,           March 31,
                                                                1999                 1998
-------------------------------------------------------------------------------------------
Net sales                                                        100%                100%
===========================================================================================
Gross profit                                                    45.8%               45.9%
Advertising and promotion expenses                              13.3                13.9
Other selling and administrative expenses                       30.3                26.1
Amortization of intangibles                                      1.9                 1.1
Other expense, net                                               0.3                   -
-------------------------------------------------------------------------------------------
Operating (loss) profit                                            -                 4.8
Interest expense                                                 3.6                 2.3
-------------------------------------------------------------------------------------------
(Loss) income before income taxes                               (3.6%)               2.5%
===========================================================================================

Net loss for the first quarter of 1999 was $17.9 million or $0.07 per share as compared to net income of $12.7 million or $0.04 per share in the first quarter of 1998. Profitability in the first quarter of 1999 was negatively impacted by higher goodwill amortization and interest costs related to the 1998 acquisitions of Pleasant Company and Bluebird Toys PLC ("Bluebird"). Net sales in the first quarter of 1999 were $692.1 million, a decrease of 2% in both US dollars and local currencies from $705.2 million in 1998. Sales in the Girls category increased 14% largely due to $44.4 million in incremental sales of American Girl(R) resulting from the July 1998 Pleasant Company acquisition. Sales of Barbie(R) products increased 3% worldwide and 11% domestically. Within the Boys category, sales of Wheels products increased 27%, demonstrating continued strength across Hot Wheels(R), Matchbox(R) and Tyco(R) Radio Control. Sales of Entertainment products, including Disney and Nickelodeon(R), increased 8%. Sales in the Infant and Preschool category declined 23%, largely due to last year's success of `Tickle Me Elmo.' This decrease was partially offset by a 9% increase in sales of core Fisher-Price products.

Gross sales to customers within the US declined 2% and accounted for 68% of consolidated sales in the first quarter of 1999 compared to 69% in 1998. Gross sales to customers outside the US increased 1% from the year ago quarter. Europe was up 5%, including sales increases of 25% in France and 14% in the U.K.

Gross profit, as a percentage of net sales, remained strong at 45.8% in first quarter of 1999 compared to 45.9% in 1998. As a percentage of net sales, advertising and promotion expenses fell slightly from 13.9% in 1998 to 13.3% in 1999. Other selling and administrative expenses increased from 26.1% to 30.3%. This increase is being addressed through a business realignment, which we expect will bring Mattel's overhead costs back in line with 1997 levels. The planned realignment is expected to include the closure of some of Mattel's facilities and a workforce reduction affecting over 3,000 positions, or more than 10% of Mattel's total employment. Amortization of intangibles increased by $5.4 million, mainly due to the amortization of goodwill in connection with the 1998 acquisitions of Pleasant Company and Bluebird.

Interest expense increased $8.5 million primarily due to increased short- and long-term borrowings to finance Mattel's 1998 acquisitions of Pleasant Company and Bluebird.

Financial Position
------------------

Mattel's cash position as of March 31, 1999 was $50.2 million compared to $331.9 million as of the first quarter 1998. The $281.7 million decline was mainly due to cash consideration paid in connection with the 1998 acquisitions of Pleasant Company and Bluebird, partially offset by the issuance of $300.0 million in senior notes and profitable 1998 operating results. Cash decreased by $162.2 million since December 31, 1998 primarily due to funding of operating activities. Accounts receivable, net declined by $107.5 million from the year ago quarter and $102.7 million from year-end, in line with the lower volume. Inventory balances increased $36.0 million from the 1998 quarter end. On a comparable basis, excluding Pleasant Company, inventory was down $31.5 million from the 1998 quarter end. Since year end, inventory decreased $16.7 million as a result of Mattel managing its production and inventory levels to be more closely aligned with the just-in-time buying patterns of retailers. Property, plant and equipment, net grew $130.7 million from the first quarter of 1998 mainly due to assets acquired as part of the acquisition of Pleasant Company and investments in the expansion of Mattel's manufacturing facilities located in Mexico. Intangibles increased $693.4 million, compared to the year-ago quarter, to $1.24 billion due to goodwill generated from the Pleasant Company and Bluebird acquisitions.

Short-term borrowings increased $241.2 million compared to the 1998 quarter end due to cash consideration paid in connection with the 1998 acquisitions of Pleasant Company and Bluebird. Compared to 1998 year end, short-term borrowings increased $125.4 million to support seasonal needs. Current portion of long-term liabilities increased $19.8 million over the 1998 quarter end, primarily due to the reclassification of $30.0 million in medium-term notes payable in 1999 from long-term debt. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuance of commercial paper, issuance of long-term debt, and use of Mattel's various short-term bank lines of credit.

A summary of Mattel's capitalization is as follows:

(In millions)                      March 31, 1999          March 31, 1998      Dec. 31, 1998
----------------------------------------------------------------------------------------------

Medium-term notes                 $  540.5      19%     $  520.5      20%    $  540.5    18%
Senior notes                         400.0      14         100.0       4        400.0    14
Other long-term debt obligations      42.9       1          54.1       2         43.0     1
----------------------------------------------------------------------------------------------
Total long-term debt                 983.4      34         674.6      26        983.5    33
Other long-term liabilities          149.0       5         126.2       5        141.3     5
Stockholders' equity               1,756.3      61       1,840.2      69      1,820.2    62
----------------------------------------------------------------------------------------------
                                  $2,888.7     100%     $2,641.0     100%    $2,945.0   100%
==============================================================================================

Total long-term debt increased as a percentage of total capitalization compared to the year-ago quarter, mainly due to the issuance of $300.0 million in senior notes to finance the acquisitions of Pleasant Company and Bluebird. Medium-term notes increased by $20.0 million due to the issuance of $50.0 million in notes, partially offset by the reclassification of $30.0 million to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. Stockholders' equity decreased $84.0 million since March 31, 1998, primarily due to treasury stock purchases and dividend declarations on common and preferred stock, partially offset by profitable 1998 operating results and reissuance of treasury stock for the exercise of nonqualified stock options by Mattel's employees. Stockholder's equity declined $63.9 million from year end 1998 as a result of dividend declarations on common and preferred stock and the first quarter operating loss.

Business Combination and Related Integration and Restructuring Charge
---------------------------------------------------------------------

Pursuant to an Agreement and Plan of Merger, dated as of December 13, 1998, a merger was consummated between Mattel and Learning Company on May 13, 1999. The stock-for-stock transaction was approved by the stockholders of both companies, after which Learning Company was merged with and into Mattel, with Mattel being the surviving corporation. Under the terms of the merger agreement, each share of Learning Company Series A Preferred Stock was converted into 20 shares of Learning Company common stock just prior to the consummation of the merger. Each outstanding share of

Learning Company common stock was then converted into the right to receive 1.2 shares of Mattel common stock. As a result, approximately 126 million Mattel common shares will be issued in exchange for all shares of Learning Company common stock outstanding as of the merger date. The outstanding share of Learning Company special voting stock was converted into the right to receive one share of Mattel Special Voting Preferred Stock. Each outstanding exchangeable non-voting share of Learning Company's Canadian subsidiary, Softkey Software Products Inc., remains outstanding, but is now exchangeable into the right to receive 1.2 shares of Mattel common stock. This transaction has been accounted for as a pooling of interests, which means that for accounting and financial reporting purposes, Mattel and Learning Company will treat their companies as if they had always been combined.

On April 15, 1999, Mattel announced that as a result of the May 1999 merger with Learning Company and a planned realignment of Mattel's operations to reduce overhead costs, Mattel expects to incur a pre-tax charge of approximately $300 million to $350 million against results of operations during the second quarter of 1999. Mattel also announced that the planned realignment was expected to include the closure of some of Mattel's facilities and a workforce reduction affecting over 3,000 positions, or more than 10% of Mattel's employees at that time. The planned realignment will consist of consolidating some manufacturing and distribution operations, eliminating duplicative facilities, and terminating various distributor and licensing arrangements. Approximately $75 million of the pre-tax charge is expected to be related to merger transaction costs, approximately $90 million is expected to be related to merger integration costs, and approximately $135 million to $185 million is expected to be related to Mattel restructuring costs. Of the total pre-tax charge, approximately $35 million represents non-cash asset write-downs. Mattel expects to fund this restructuring through existing cash balances and internally generated cash from operations. Mattel expects the combined actions to result in cost savings of approximately $50 million in 1999 and at least $400 million over the following three years. However, the amount of the expected cost savings are preliminary estimates and Mattel cannot assure that its actions will result in these cost savings. Mattel expects the restructuring activities to be substantially complete by the second quarter of 2000.

New Internet Venture
--------------------

On April 15, 1999, Mattel announced that it expects to initially spend approximately $50 million to launch an Internet venture, which is expected to result in the creation of a new subsidiary later this year, a portion of which may be offered to the public. Mattel expects that it will be able to offset a portion of its investment in the Internet venture with the 1999 cost savings from the realignment discussed above. Mattel's goal is to create a premier online destination and E-commerce site to better serve children and their families. Mattel's strategy to reach this goal is premised on attracting consumers to its sites by bringing together the branded proprietary content of both Mattel and Learning Company at one "Mattel.com" Web destination.

After merging with Learning Company, Mattel expects to have over 80 websites and a database of approximately 25 million consumers.

Foreign Currency Risk
---------------------

Mattel's results of operations and cash flows can be impacted by exchange rate fluctuations. To limit the exposure associated with exchange rate movements, Mattel enters into foreign currency forward exchange contracts primarily to hedge its purchase of inventory, sales and other intercompany transactions denominated in foreign currencies. Mattel's results of operations can also be affected by the translation of foreign revenues and earnings into US dollars.

Market risk exposures exist with respect to the settlement of foreign currency transactions during the year because currency fluctuations cannot be predicted with certainty. Mattel seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure. In addition, Mattel manages its exposure through the selection of currencies used for foreign borrowings and intercompany invoicing. Mattel does not trade in financial instruments for speculative purposes.

Year 2000 Update
----------------

Many currently installed computer systems and software products, including several used by Mattel, are coded to accept only two-digit (rather than four-digit) entries in the date code field used to define the applicable year. In such instances, the first two characters are assumed to be "19". Beginning in the year 2000 or perhaps earlier if referencing a date in the year 2000, such computer systems and software products may recognize a date using "00" as the year 1900, rather than the year 2000, which could result in miscalculations or system failures. To address the year 2000 issue, in early 1998 Mattel established a project team and initiated a comprehensive plan that is designed to assess, remediate and test Mattel's internal systems, hardware and processes, including key operational, manufacturing and financial systems. The progress of this plan is continually monitored and regularly reported to management. In addition, Mattel's board of directors is regularly informed about the year 2000 issue both generally and as it may affect Mattel's business.

Mattel's internal year 2000 project team oversees all aspects of implementing the plan. The team is comprised of staff members from the information systems department having the requisite knowledge of Mattel's computer systems, including all the technical aspects of the systems. Key user group designees from business areas are included on each system team, which is guided by a central project team. Mattel has not engaged outside consultants, technicians or other external resources to assist in formulating and implementing the program.

Mattel's plan adheres to a multi-step process that includes five distinct phases of activity: (1) awareness; (2) inventory and risk assessment; (3) code and system modification; (4) testing; and (5) business interruption and contingency planning.

Under the first two phases of the plan, all operational, manufacturing and financial systems were inventoried and evaluated. This inventory included all software systems, computer hardware, facilities, and production equipment containing or depending upon a computer chip. As a result of such evaluation, Mattel established detailed plans and action steps required to address all aspects of the year 2000 issue, including all code and system modifications (phase 3). Mattel completed the awareness, inventory and code change phases of the plan as scheduled prior to December 1998. Critical system verification and testing (phase 4) is expected to be complete by July 1999.

Mattel initiated formal communications with each of its significant suppliers and customers to determine the extent to which they are addressing the year 2000 issue and the effect on its business should those parties fail to adequately address the issue. To date, Mattel has received responses from the majority of the initial contacts. These responses have been positive and support the overall initiatives toward achieving year 2000 compliance. Mattel is actively following-up with those customers and suppliers failing to reply to the initial inquiry.

Due to the general uncertainty inherent in the year 2000 issue, largely resulting from uncertainty as to the readiness of third-party suppliers and customers, Mattel is currently unable to assess the overall impact of the year 2000 issue on its business. The risk of third-party suppliers and customers not correcting a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of such suppliers, customers, and/or Mattel. Such failures could materially and adversely affect Mattel's results of operations, liquidity and financial position. As a result, during the first half of 1999 Mattel is developing contingency plans (phase 5), which it expects to be complete by July 1999. Contingency planning is being done on a worldwide basis by all of Mattel's business units. Each unit will concentrate on factors external to Mattel that may adversely impact their ability to conduct operations. Specifically, for those locations where a high likelihood of a material failure exists, Mattel will establish revised procedures for managing operations, including identification of alternate suppliers and vendors whose systems are year 2000 compliant.

While there is no guarantee, management believes that Mattel's year 2000 plan should greatly reduce its level of uncertainty about the issue and mitigate the possibility of significant interruptions of ongoing operations. Additionally, its global presence and broad-based manufacturing capability should provide Mattel with numerous options to further mitigate the risk of year 2000 non-compliance.

As of March 31, 1999, Mattel has spent approximately $8 million and expects to incur a total of approximately $11 million in connection with addressing the year 2000 issue. These costs are largely due to the use of internal resources dedicated to achieving year 2000 compliance. Costs are charged to expense as they are incurred. Work on the year 2000 issue has not delayed any internal projects that would have a material effect on Mattel's consolidated financial position or results of operations. All costs of addressing the year 2000 issue will be funded from internally generated cash.

Mattel sells software products as part of its core businesses. All software products currently available for sale to consumers and those products previously purchased by consumers are year 2000 compliant. Software products developed for Mattel by third parties under development agreements have been certified as year 2000 compliant by such developers. Mattel will continue to ensure that all its software products currently in development are year 2000 compliant.

                          PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits
         --------

          3.0 Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock of Mattel, Inc.
          4.0 Amendment No. 1 to Rights Agreement, dated May 13, 1999, between Mattel, Inc. and BankBoston, N.A.
         11.0 Computation of Income (Loss) per Common and Common Equivalent
              Share
         12.0 Computation of Ratio of Earnings to Fixed Charges and Ratio
              of Earnings to Combined Fixed Charges and Preferred Stock
              Dividends
         27.0 Financial Data Schedule (EDGAR filing only)
         99.0 Plan of Arrangement of Softkey Software Products Inc. under
              Section 182 of the Business Corporations Act (Ontario) (incorporated by reference to Exhibit 4.4 of The Learning Company, Inc.'s Registration Statement on Form S-3, Registration No. 333-40549)
         99.1 Voting and Exchange Trust Agreement, dated as of February 4, 1994 among The Learning Company, Inc., Softkey Software Products Inc. and R-M Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 of The Learning Company, Inc.'s Registration Statement on Form S-3, Registration No. 333-40549)
         99.2 Support Agreement, dated as of February 4, 1994 between The Learning Company, Inc. and Softkey Software Products Inc. (incorporated by reference to Exhibit 99.4 of Mattel, Inc.'s Form S-4, Registration No. 333-71587)
         99.3 Voting and Exchange Trust Supplement, dated as of May 12, 1999, between Mattel, Inc., The Learning Company, Inc., Softkey Software Products Inc. and CIBC Mellon Trust Company, as Trustee
         99.4 Support Agreement Amending Agreement, dated as of May 12, 1999, between Mattel, Inc., The Learning Company, Inc. and Softkey Software Products Inc.
         99.5 Rights Agreement, dated as of May 13, 1999, between Softkey Software Products Inc., Mattel, Inc. and CIBC Mellon Trust Company, as Rights Agent

    (b)  Reports on Form 8-K
         -------------------

         Mattel filed the following Current Reports on Form 8-K during the quarterly period ended March 31, 1999:


           Date of Report                      Items Reported                  Financial Statements Filed
----------------------------------------------------------------------------------------------------------------
          February 3, 1999                           5                                   None
           March 5, 1999                            5,7                                  None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MATTEL, INC.
                                            --------------------------
                                             (Registrant)


  Date:   As of May 17, 1999           By:   /s/ Kevin M. Farr
          ------------------                --------------------------
                                             Kevin M. Farr
                                             Senior Vice President and Corporate
                                             Controller