Form 10-K/A
period 1998-12-31
MATTEL INC /DE/
filed 1999-06-09
CIK 63276

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                               (Amendment No. 1)
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the fiscal year ended December 31, 1998.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     The undersigned registrant hereby amends Part IV, Item 14, Exhibit 13.0 of its Annual Report on Form 10-K for the year ended December 31, 1998, previously filed with the Securities and Exchange Commission on March 31, 1999. Specifically, Note 8 to the Consolidated Financial Statements is deleted in its entirety and is replaced, as set forth below. This note has been restated in order to conform the operating segment disclosures to the requirements of Statement of Financial Accounting Standards No. 131. A reference to the registrant's segment disclosure was also added to Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth therein.

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

  (2) Financial Statement Schedule for the years ended December 31, 1998, 1997 and 1996(1)

    Report of Independent Accountants on Financial Statement Schedule

    Schedule II--Valuation and Qualifying Accounts and Allowances

  (3) Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

    2.0 Agreement and Plan of Merger, dated as of December 13, 1998, between the Company and The Learning Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated
          December 15, 1998)
    2.1  Stock Option Agreement, dated as of December 13, 1998, between the
          Company and The Learning Company, Inc. (incorporated by reference to
          Exhibit 99.1 to the Company's Current Report on Form 8-K, dated
          December 15, 1998)
    3.0 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.0 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)
    3.1 Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit B to the Company's
          Proxy Statement dated March 23, 1996)
    3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit B to the Company's
          Proxy Statement dated March 30, 1998)
    3.3 By-laws of the Company, as amended to date (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3
          dated September 26, 1997)
    4.0 Rights Agreement, dated as of February 7, 1992, between the Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated February 12, 1992)
    4.1  Specimen Stock Certificate with respect to the Company's Common Stock
          (incorporated by reference to the Company's Report on Form 8-A, dated
          February 28, 1996)
    4.2  Certificate of Designation of Series C Preferred Stock dated March 26,
          1997 (incorporated by reference to Exhibit 4.7 to the Company's
          Registration Statement on Form S-3 dated August 21, 1997)
    4.3  Deposit Agreement dated June 24, 1996 among Tyco Toys, Inc., Midlantic
          Bank, N.A., as Depositary, and all holders from time to time of depositary receipts issued thereunder (incorporated by reference to Exhibit 4.2 to Tyco Toys, Inc.'s Registration Statement on Form S-3
          dated June 20, 1996)
    4.4  Amendment to Deposit Agreement dated as of March 27, 1997 between the
          Company, as
          successor to Tyco and The First National Bank of Boston (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-3 dated September 26, 1997)
    4.5 Indenture dated as of February 15, 1996 between the Company and Chemical Trust Company of California, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 11, 1996)
    4.6**Warrant to Purchase Shares of Common Stock of Mattel, Inc., dated as of June 27, 1996
    4.7**Stock Subscription Warrant dated as of June 28, 1991 between Fisher-
          Price, Inc. and certain investors (incorporated by reference to Exhibit 4(c) to Fisher-Price's Report on Form 10-K for the transition period from July 1, 1991 to December 29, 1991)


         (The Company has not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of its total assets. Copies of such agreements will be provided to the Securities and Exchange Commission upon request.)

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

Executive Compensation Plans and Arrangements of the Company

    10.3 Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers (incorporated by reference to Exhibit B to Notice of Annual Meeting of Stockholders of the
            Company dated March 24, 1987)
    10.4 Amended and Restated Employment Agreement dated January 1, 1997 between the Company and Jill E. Barad (incorporated by reference to Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)
    10.5   Employment Agreement dated May 5, 1997 between the Company and Gary
            S. Baughman (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated August 21, 1998)
    10.6 Amended and Restated Employment Agreement dated September 9, 1996 between the Company and Joseph C. Gandolfo (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1996)
    10.7 Amended and Restated Employment Agreement dated July 29, 1996 between the Company and Ned Mansour (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)
    10.8** Amended and Restated Employment Agreement dated April 14, 1997 between the Company and Harry J. Pearce
    10.9   Employment Agreement dated December 20, 1996 between the Company and
            Bruce L. Stein (incorporated by reference to Exhibit 10.14 to the
            Company's Annual Report on Form 10-K for the year ended December
            31, 1996)
    10.10  Mattel, Inc. Management Incentive Plan (incorporated by reference to
            Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
    10.11  Mattel, Inc. Long-Term Incentive Plan (incorporated by reference to
            Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)
    10.12**Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors
    10.13  Mattel, Inc. Amended & Restated Supplemental Executive Retirement
            Plan as of May 1, 1996 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
    10.14**Mattel, Inc. Deferred Compensation Plan
    10.15 The Fisher-Price, Inc. Pension Plan (1989 Restatement) (incorporated by reference to Exhibit 10(l) to Fisher-Price's Registration
            Statement on Form 10 dated June 28, 1991)

    10.16  The Fisher-Price Section 415 Excess Benefit Plan (incorporated by reference to Exhibit 10(n) to Fisher-Price's Registration Statement
            on Form 10 dated June 28, 1991)
    10.17  Mattel, Inc. Personal Investment Plan, April 1, 1997 Restatement
            (incorporated by reference to Exhibit 99.3 to the Company's Current
            Report on Form 8-K dated August 21, 1998)
    10.18**Mattel, Inc. PIP Excess Plan
    10.19**Pleasant Company Retirement Savings Plan and Trust Agreement, dated
            July 1, 1995
    10.20  Amended and Restated Mattel, Inc. 1996 Stock Option Plan
            (incorporated by reference to Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended September 30,
            1996)
    10.21  Amendment to Amended and Restated Mattel, Inc. 1996 Stock Option
            Plan (incorporated by reference to Exhibit 4.2 to the Company's
            Registration Statement on Form S-8 dated March 26, 1999)
    10.22  Form of Option Agreement for Outside Directors under the 1996 Stock
            Option Plan (incorporated by reference to Exhibit 10.3 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1996)
    10.23**Form of Option Agreement under the 1996 Stock Option Plan
    10.24  Mattel, Inc. 1997 Premium Price Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March
            30, 1998)
    10.25  First Amendment to the Mattel, Inc. 1997 Premium Price Stock Option
            Plan (incorporated by reference to Exhibit 10.0 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
    10.26**Second Amendment to the Mattel, Inc. 1997 Premium Price Stock Option
            Plan
    10.27  Form of Option and TLSAR Agreement under the Mattel, Inc. 1997
            Premium Price Stock Option Plan (25% Premium Grant), as amended
            (incorporated by reference to Exhibit 10.1 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
    10.28  Form of Option and TLSAR Agreement under the Mattel, Inc. 1997
            Premium Price Stock Option Plan (33 1/3% Premium Grant), as amended
            (incorporated by reference to Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
    11.0** Computation of Income per Common and Common Equivalent Share
    12.0** Computation of Ratio of Earnings to Fixed Charges and Ratio of
            Earnings to Combined Fixed Charges and Preferred Stock Dividends
    13.0*  Pages 24 through 54 of the Mattel, Inc. Annual Report to
            Stockholders for the year ended December 31, 1998
    21.0** Subsidiaries of the Registrant
    23.0*  Consent of PricewaterhouseCoopers LLP
    23.1*  Consent of Deloitte & Touche LLP
    24.0** Power of Attorney
    27.0** Financial Data Schedule (EDGAR filing only)

--------
 * Filed herewith.

** Previously filed.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MATTEL, INC.
                                          Registrant

                                                       Kevin M. Farr*
                                          By: _________________________________
                                                       Kevin M. Farr
                                                 Senior Vice President and
                                                    Corporate Controller

Date: As of June 9, 1999


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

           Jill E. Barad*            Chairman of the Board,         June 9, 1999
____________________________________  President and Chief
           Jill E. Barad              Executive Officer

          Harry J. Pearce*           Chief Financial Officer        June 9, 1999
____________________________________  (principal financial
          Harry J. Pearce             officer)

           Kevin M. Farr*            Senior Vice President and      June 9, 1999
____________________________________  Corporate Controller
           Kevin M. Farr              (principal accounting
                                      officer)

            Harold Brown*            Director                       June 9, 1999
____________________________________
            Harold Brown

         Tully M. Friedman*          Director                       June 9, 1999
____________________________________
         Tully M. Friedman

         Joseph C. Gandolfo*         Director and President,        June 9, 1999
____________________________________  Worldwide Manufacturing
         Joseph C. Gandolfo           Operations

             Signature                           Title                  Date
             ---------                           -----                  ----

           Ronald M. Loeb*           Director                       June 9, 1999
____________________________________
           Ronald M. Loeb

            Ned Mansour*             Director, President,           June 9, 1999
____________________________________  Corporate Operations and
            Ned Mansour               General Counsel

           Andrea L. Rich*           Director                       June 9, 1999
____________________________________
           Andrea L. Rich

        William D. Rollnick*         Director                       June 9, 1999
____________________________________
        William D. Rollnick

        Pleasant T. Rowland*         Vice Chairman of the Board     June 9, 1999
____________________________________  and President, Pleasant
        Pleasant T. Rowland           Company

      Christopher A. Sinclair*       Director                       June 9, 1999
____________________________________
      Christopher A. Sinclair

         John L. Vogelstein*         Director                       June 9, 1999
____________________________________
         John L. Vogelstein


*By:  /s/ Robert Normile
     _______________________________
          Robert Normile
          Attorney-in-Fact
          June 9, 1999


                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Mattel, Inc.

  Our audits of the consolidated financial statements referred to in our report dated February 1, 1999, except as to Note 8 for which the date is May 28, 1999, appearing on page 52 of the December 31, 1998 Annual Report to Stockholders of Mattel, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 1, 1999, except as to Note 8 for which the date is May 28, 1999

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