Form 10-Q/A
period 1999-03-31
MATTEL INC /DE/
filed 1999-06-09
CIK 63276

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

     The undersigned registrant hereby amends and restates in its entirety, and as set forth herein, its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, previously filed with the Securities and Exchange Commission on May 17, 1999. Specifically, Part I, Item 1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 has been amended, as set forth below, in order to conform the operating segment disclosure presented in Note 11 to the Notes to Consolidated Financial Information to the requirements of Statement of Financial Accounting Standards No. 131. A reference to the registrant's segment disclosure was also added to Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth therein.

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements.

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

11. In the 1998 fourth quarter, Mattel adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise
                                   -------------------------------------------
     and Related Information. This statement supersedes Statement of Financial
     -----------------------
     Accounting Standards No. 14, Financial Reporting for Segments of a Business
                                  ----------------------------------------------
     Enterprise, replacing the "industry segment" approach with the "management"
     ----------
     approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Mattel's reportable segments. This statement requires disclosure of certain information by reportable segment, geographic area and major customer.

     In order to conform to the requirements of SFAS No. 131, the operating segment disclosures have been restated as follows:

     The table below presents information about segment revenues, operating profit and assets. Mattel's reportable segments are separately managed business units and include marketing and manufacturing. The marketing segment is divided on a geographic basis between domestic and international. The domestic segment is further divided into USA Toys, Fisher-Price/Tyco Preschool and Other. USA Toys principally sells products in the Girls, Entertainment and Wheels categories, while Fisher-Price/Tyco Preschool sells principally Infant and Preschool products. The Other segment is principally involved in selling specialty products in the Girls category. The international segment sells products in all product categories. Operations, Mattel's manufacturing segment, manufactures toy products, which are sold to the marketing segments based on intercompany transfer prices. Such prices are based on manufacturing costs plus a profit margin. Segment revenues do not include sales adjustments such as trade discounts and other allowances. However, such adjustments are included in the determination of segment profit from operations. Segment profit from operations represents income before restructuring and other charges, interest expense, and provision for income taxes. The consolidated total profit from operations presented in the following tables represents income before income taxes as reported in the consolidated statements of operations. The segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

                                               Revenues
                                                 From                      Profit/(Loss)
                                               External    Intersegment        From          Segment
(In thousands)                                Customers      Revenues       Operations       Assets
-----------------------------------------------------------------------------------------------------
MARCH 31, 1999
Marketing
  Domestic:
   USA Toys                                    $319,241       $       -        $ 18,937    $  561,396
   Fisher-Price/Tyco Preschool                  140,323               -            (350)      255,357
   Other segments                                44,383               -          (6,710)       75,525
  International                                 237,636               -         (13,930)      503,576
Operations                                                      190,183          21,658        79,006
                                               --------       ---------        --------    ----------
Segment total                                   741,583         190,183          19,605     1,474,860
Elimination of intersegment sales                     -        (190,183)              -             -
Sales adjustments                               (49,467)              -               -             -
Interest expense                                      -               -         (24,858)            -
Corporate and other                                   -               -         (19,755)      (26,842)
                                               --------       ---------        --------    ----------
Consolidated total                             $692,116       $       -        $(25,008)   $1,448,018
                                               ========       =========        ========    ==========
MARCH 31, 1998
Marketing
  Domestic:
   USA Toys                                    $331,579      $       -         $ 43,651    $  651,052
   Fisher-Price/Tyco Preschool                  183,270              -           11,483       308,228
  International                                 235,619              -           (7,529)      511,678
Operations                                          992        293,109           24,619        73,912
                                               --------      ---------         --------    ----------
Segment total                                   751,460        293,109           72,224     1,544,870
Elimination of intersegment sales                     -       (293,109)               -             -
Sales adjustments                               (46,296)             -                -             -
Interest expense                                      -              -          (16,392)            -
Corporate and other                                   -              -          (38,076)      (25,355)
                                               --------      ---------         --------    ----------
Consolidated total                             $705,164      $       -         $ 17,756    $1,519,515
                                               ========      =========         ========    ==========

  The marketing segments sell a broad variety of children's toy products, which are grouped into four major categories: Girls, Infant and Preschool, Entertainment and Wheels. The table below presents revenues from external customers by category:

                                                   For the Three Months Ended
                                               ------------------------------------
(In thousands)                                 March 31, 1999       March 31, 1998
-----------------------------------------------------------------------------------
Girls                                                $315,239              $276,394
Infant and Preschool                                  237,832               307,043
Wheels                                                118,128                93,370
Entertainment                                          63,571                58,735
Other                                                   6,813                15,918
                                               ------------------------------------
                                                      741,583               751,460
Sales adjustments                                     (49,467)              (46,296)
                                               ------------------------------------
Consolidated total                                   $692,116              $705,164
                                               ====================================

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

Entertainment - including Disney, Nickelodeon(R), games, and puzzles

Media - including Mattel Media and "Intel Play" branded technology toys

Segment Information
-------------------

Mattel's reportable segments are separately managed business units and include marketing and manufacturing. The marketing segment is divided on a geographic basis between domestic and international. The domestic segment is further divided into USA Toys, Fisher-Price/Tyco Preschool and Other. USA Toys principally sells products in the Girls, Entertainment and Wheels categories, while Fisher-Price/Tyco Preschool sells principally Infant and Preschool products. The Other segment is principally involved in selling specialty products in the Girls category. The international segment sells products in all categories. Operations, Mattel's manufacturing segment, manufactures toy products, which are sold to the marketing segments. Financial information regarding Mattel's segments can be found in Note 11 to the consolidated financial information.


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

                          PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits
         --------

          3.0** Certificate of Designations, Preferences, Rights and Limitations
                of Special Voting Preferred Stock of Mattel, Inc.
          4.0** Amendment No. 1 to Rights Agreement, dated May 13, 1999, between
                Mattel, Inc. and BankBoston, N.A.
         11.0** Computation of Income (Loss) per Common and Common Equivalent
                Share
         12.0** Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
         27.0** Financial Data Schedule (EDGAR filing only)
         99.0   Plan of Arrangement of Softkey Software Products Inc. under
                Section 182 of the Business Corporations Act (Ontario) (incorporated by reference to Exhibit 4.4 of The Learning Company, Inc.'s Registration Statement on Form S-3, Registration No. 333-40549)
         99.1 Voting and Exchange Trust Agreement, dated as of February 4, 1994 among The Learning Company, Inc., Softkey Software Products Inc. and R-M Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 of The Learning Company, Inc.'s Registration Statement on Form S-3, Registration No. 333-40549)
         99.2 Support Agreement, dated as of February 4, 1994 between The Learning Company, Inc. and Softkey Software Products Inc. (incorporated by reference to Exhibit 99.4 of Mattel, Inc.'s Form S-4, Registration No. 333-71587)
         99.3** Voting and Exchange Trust Supplement, dated as of May 12, 1999, between Mattel, Inc., The Learning Company, Inc., Softkey Software Products Inc. and CIBC Mellon Trust Company, as Trustee
         99.4** Support Agreement Amending Agreement, dated as of May 12, 1999, between Mattel, Inc., The Learning Company, Inc. and Softkey Software Products Inc.
         99.5** Rights Agreement, dated as of May 13, 1999, between Softkey
                Software Products Inc., Mattel, Inc. and CIBC Mellon Trust Company, as Rights Agent


--------------
** Previously filed.

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


                                             MATTEL, INC.
                                            --------------------------
                                             (Registrant)


  Date:   As of June 9, 1999            By:   /s/ Kevin M. Farr
          -------------------               --------------------------
                                             Kevin M. Farr
                                             Senior Vice President and Corporate
                                             Controller