Form 10-Q
period 1999-06-30
MATTEL INC /DE/
filed 1999-08-16
CIK 63276

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


            [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

                                       OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       Commission file number   001-05647
                                              -----------

                                  MATTEL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                               95-1567322
---------------------------------------------------------------------------------
(State or other jurisdiction of                                  (I.R.S. Employer
 incorporation or organization)                               Identification No.)

333 Continental Boulevard, El Segundo, California                      90245-5012
---------------------------------------------------------------------------------
(Address of principal executive offices)                               (Zip Code)


(Registrant's telephone number, including area code)               (310) 252-2000
                                                                -----------------
(Former name, former address and former fiscal year,
if changed since last report)                                                None
                                   ----------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [ X ]    No  [   ]


 Number of shares outstanding of registrant's common stock as of August 9, 1999
                Common Stock - $1 par value  420,240,769 shares

                        PART I -- FINANCIAL INFORMATION

                         Mattel, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                                    June 30,            June 30,            Dec. 31,
(In thousands)                                                        1999                1998                1998
-----------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
  Cash                                                               $   88,915          $  373,788          $  469,213
  Accounts receivable, net                                            1,387,949           1,361,351           1,150,051
  Inventories                                                           717,275             671,271             644,270
  Prepaid expenses and other current assets                             416,654             349,476             371,772
-----------------------------------------------------------------------------------------------------------------------

    Total current assets                                              2,610,793           2,755,886           2,635,306
-----------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
  Land                                                                   35,565              25,919              35,113
  Buildings                                                             279,074             196,249             271,580
  Machinery and equipment                                               597,432             537,662             569,428
  Capitalized leases                                                     23,271              23,362              23,271
  Leasehold improvements                                                 61,082              90,382              98,400
-----------------------------------------------------------------------------------------------------------------------

                                                                        996,424             873,574             997,792

  Less: accumulated depreciation                                        452,590             399,041             422,020
-----------------------------------------------------------------------------------------------------------------------

                                                                        543,834             474,533             575,772

  Tools, dies and molds, net                                            192,640             170,938             187,349
-----------------------------------------------------------------------------------------------------------------------

    Property, plant and equipment, net                                  736,474             645,471             763,121
-----------------------------------------------------------------------------------------------------------------------

Other Noncurrent Assets
  Intangible assets, net                                              1,425,041             815,735           1,484,634
  Other assets                                                          304,496             261,068             264,324
-----------------------------------------------------------------------------------------------------------------------

                                                                     $5,076,804          $4,478,160          $5,147,385
=======================================================================================================================



The accompanying notes are an integral part of these financial statements.

Consolidated results for all periods presented have been restated retroactively for the effects of the May 1999 merger with The Learning Company, Inc. ("Learning Company"), accounted for as a pooling of interests. See Note 11.

                         Mattel, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Continued)


                                                                      June 30,             June 30,              Dec. 31,
(In thousands, except share data)                                       1999                 1998                  1998
----------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity

Current Liabilities
  Short-term borrowings                                                $  658,719            $  256,454           $  199,006
  Current portion of long-term liabilities                                133,348                22,802               33,666
  Accounts payable                                                        304,483               306,887              362,467
  Accrued liabilities                                                     640,239               550,105              748,837
  Income taxes payable                                                    193,033               176,848              299,058
----------------------------------------------------------------------------------------------------------------------------

    Total current liabilities                                           1,929,822             1,313,096            1,643,034
----------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
  Medium-term notes                                                       540,500               520,500              540,500
  Senior notes                                                            500,955               290,955              600,955
  Mortgage note                                                            42,701                43,297               43,007
  Other                                                                   159,276               140,208              149,086
----------------------------------------------------------------------------------------------------------------------------

    Total long-term liabilities                                         1,243,432               994,960            1,333,548
----------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Preferred stock, Series A $0.01 par value, $200.00
    liquidation preference per share, 0.8 million shares
    authorized, issued and outstanding at June 30, 1998
    and December 31, 1998, respectively                                         -                     8                    8
  Preferred stock, Series C $1.00 par value, $125.00
    liquidation preference per share, 0.8 million shares
    authorized, issued and outstanding                                        772                   772                  772
  Special voting preferred stock $1.00 par value, $10.00
    liquidation preference per share, one share authorized,
    issued and outstanding, representing the voting rights
    of 4.2 million, 3.1 million, and 5.2 million outstanding
    exchangeable shares, respectively                                           -                     -                    -
  Common stock $1.00 par value, 1.0 billion shares
    authorized; 426.0 million shares, 392.4 million shares,
    and 405.1 million shares issued, respectively                         425,953               392,365              405,114
  Additional paid-in capital                                            1,840,380             1,816,177            1,845,222
  Deferred compensation                                                         -               (12,911)             (12,265)
  Treasury stock at cost; 14.4 million shares, 7.7 million
    shares, and 14.3 million shares, respectively                        (491,433)             (267,293)            (495,347)
  Retained earnings                                                       361,501               500,212              625,197
  Accumulated other comprehensive loss                                   (233,623)             (259,226)            (197,898)
----------------------------------------------------------------------------------------------------------------------------

    Total stockholders' equity                                          1,903,550             2,170,104            2,170,803
----------------------------------------------------------------------------------------------------------------------------

                                                                       $5,076,804            $4,478,160           $5,147,385
============================================================================================================================

The accompanying notes are an integral part of these financial statements.

Consolidated results for all periods presented have been restated retroactively for the effects of the May 1999 merger with Learning Company, accounted for as a pooling of interests. See Note 11.

                         Mattel, Inc. and Subsidiaries
                      Consolidated Statement of Operations

                                                                        For the                        For the
                                                                  Three Months Ended              Six Months Ended
                                                            -----------------------------   --------------------------
                                                                June 30,      June 30,         June 30,      June 30,
(In thousands, except per share amounts)                          1999          1998             1999          1998
----------------------------------------------------------------------------------------------------------------------
Net Sales                                                      $1,040,154    $1,033,509       $1,919,113    $1,918,009

Cost of sales                                                     527,653       524,269          968,115       968,881
----------------------------------------------------------------------------------------------------------------------

Gross Profit                                                      512,501       509,240          950,998       949,128

Advertising and promotion expenses                                136,475       135,030          253,234       254,205
Other selling and administrative expenses                         245,134       263,402          504,628       505,494
Amortization of intangibles                                        19,419        33,091           42,428        82,691
Charge for incomplete technology                                        -        16,826                -        56,826
Restructuring and other charges                                   345,000        20,887          348,889        36,117
Interest expense                                                   32,314        18,169           61,444        41,263
Other income, net                                                  (3,961)       (7,922)          (7,999)      (10,069)
----------------------------------------------------------------------------------------------------------------------

(Loss) Income Before Income Taxes                                (261,880)       29,757         (251,626)      (17,399)
(Benefit) provision for income taxes                              (57,546)       25,179          (52,341)       33,980
----------------------------------------------------------------------------------------------------------------------

Net (Loss) Income                                                (204,334)        4,578         (199,285)      (51,379)
Less: preferred stock dividend requirements                         1,990         1,990            3,980         3,980
----------------------------------------------------------------------------------------------------------------------

Net (Loss) Income Applicable to Common Shares                  $ (206,324)   $    2,588       $ (203,265)   $  (55,359)
======================================================================================================================

Basic (Loss) Income Per Common Share

Net (loss) income                                              $    (0.50)   $     0.01       $    (0.50)   $    (0.15)
----------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares                          409,040       384,596          402,786       380,674
======================================================================================================================

Diluted (Loss) Income Per Common Share

Net (loss) income                                              $    (0.50)   $     0.01       $    (0.50)   $    (0.15)
======================================================================================================================

Weighted average number of common and common
   equivalent shares                                              409,040       423,407          402,786       380,674
======================================================================================================================

Dividends Declared Per Common Share                            $     0.09    $     0.08       $     0.17    $     0.15
======================================================================================================================

The accompanying notes are an integral part of these financial statements.

Consolidated results for all periods presented have been restated retroactively for the effects of the May 1999 merger with Learning Company, accounted for as a pooling of interests. See Note 11.

                         Mattel, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows


                                                                                               For the Six Months Ended
                                                                                           ---------------------------------
                                                                                             June 30,             June 30,
(In thousands)                                                                                 1999                 1998
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net loss                                                                                    $(199,285)           $ (51,379)
    Adjustments to reconcile net loss to net cash flows from
    operating activities:
      Noncash restructuring and integration charges                                              67,236               13,270
      Depreciation                                                                               96,847               84,421
      Amortization                                                                               43,662               83,453
      Charges for incomplete technology                                                               -               56,826
      Increase (decrease) from changes in assets and liabilities:
         Accounts receivable                                                                   (270,323)            (126,041)
         Inventories                                                                            (88,609)            (198,688)
         Prepaid expenses and other current assets                                              (84,415)             (12,048)
         Accounts payable, accrued liabilities and income taxes payable                        (233,524)            (379,289)
         Other, net                                                                               1,096                1,011
----------------------------------------------------------------------------------------------------------------------------
  Net cash flows used for operating activities                                                 (667,315)            (528,464)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Purchases of tools, dies and molds                                                            (58,446)             (57,001)
  Purchases of other property, plant and equipment                                              (47,386)             (73,630)
  Payment for acquisitions, net of cash acquired                                                 (1,327)            (128,299)
  Proceeds from sale of business and other property, plant and equipment                          2,241               18,021
  Investment in other long-term assets                                                          (26,584)              (7,906)
  Other, net                                                                                       (738)              (1,231)
----------------------------------------------------------------------------------------------------------------------------
  Net cash flows used for investing activities                                                 (132,240)            (250,046)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Short-term borrowings, net                                                                    471,303              179,066
  Proceeds from issuance of special warrants                                                          -              134,346
  Payments of long-term debt                                                                          -              (19,397)
  Exercise of stock options including related tax benefit                                        24,773              124,338
  Purchase of treasury stock                                                                    (16,975)             (96,099)
  Payment of dividends on common and preferred stock                                            (49,826)             (47,128)
  Other, net                                                                                     (1,518)              (2,647)
----------------------------------------------------------------------------------------------------------------------------
  Net cash from financing activities                                                            427,757              272,479
----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                                          (8,500)              (4,084)
----------------------------------------------------------------------------------------------------------------------------
(Decrease) in Cash                                                                             (380,298)            (510,115)
Cash at Beginning of Period                                                                     469,213              883,903
----------------------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                                         $  88,915            $ 373,788
============================================================================================================================

The accompanying notes are an integral part of these statements.

Consolidated results for all periods presented have been restated retroactively for the effects of the May 1999 merger with Learning Company, accounted for as a pooling of interests. See Note 11.

                         Mattel, Inc. and Subsidiaries
                  Notes to Consolidated Financial Information


1. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of Mattel, Inc. and its subsidiaries' (the "Company") financial position and interim results as of and for the periods presented have been included. Financial data for all periods presented reflect the retroactive effect of the merger, accounted for as a pooling of interests, with Learning Company, Inc. consummated in May 1999. See Note 11. Certain amounts in the financial statements for prior periods have been reclassified to conform with the current period's presentation. Because the Company's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

2. The financial information included herein should be read in conjunction with the Company's consolidated financial statements and related notes in its 1998 Annual Report to Stockholders filed on Forms 10-K and 10-K/A and the Company's supplementary consolidated financial statements and related notes for the years ended December 31, 1998, 1997 and 1996 filed on Form 8-K on June 11, 1999.

3. Accounts receivable are shown net of allowances of $138.2 million (June 30, 1999), $63.0 million (June 30, 1998), and $125.1 million (December 31,
     1998).

4.   Inventories are comprised of the following:

(In thousands)                                     June 30, 1999          June 30, 1998          Dec. 31, 1998
------------------------------------------------------------------------------------------------------------------
Raw materials and work in progress                     $ 83,172               $ 73,593               $ 48,473
Finished goods                                          634,103                597,678                595,797
------------------------------------------------------------------------------------------------------------------
                                                       $717,275               $671,271               $644,270
==================================================================================================================

5.   Intangibles, net include the following:

(In thousands)                              June 30, 1999          June 30, 1998          Dec. 31, 1998
------------------------------------------------------------------------------------------------------------------
Goodwill, net                                 $1,295,379               $670,047             $1,335,183
Other                                            129,662                145,688                149,451
------------------------------------------------------------------------------------------------------------------
                                              $1,425,041               $815,735             $1,484,634
==================================================================================================================

6.   Senior notes include the following:

(In thousands)                           June 30, 1999          June 30, 1998          Dec. 31, 1998
--------------------------------------------------------------------------------------------------------
5-1/2% due 2000                              $200,955               $190,955               $200,955
6-3/4% due 2000                                     -                100,000                100,000
6% due 2003                                   150,000                      -                150,000
6-1/8% due 2005                               150,000                      -                150,000
--------------------------------------------------------------------------------------------------------
                                             $500,955               $290,955               $600,955
========================================================================================================


7.   Comprehensive loss is as follows:

                                                                            For the Six Months Ended
                                                                  --------------------------------------------
(In thousands)                                                        June 30, 1999           June 30, 1998
--------------------------------------------------------------------------------------------------------------
Net loss                                                                 $(199,285)              $ (51,379)
Unrealized gain on securities:
  Unrealized holding gains arising during the period                         1,350                     161
  Less: reclassification adjustment for realized gains
    included in net loss                                                   (11,143)                      -
Currency translation adjustments                                           (25,932)                (48,921)
--------------------------------------------------------------------------------------------------------------
  Total comprehensive loss                                               $(235,010)              $(100,139)
==============================================================================================================

8.   Supplemental disclosure of cash flow information is as follows:

                                                   For the Six Months Ended
                                         --------------------------------------------
(In thousands)                               June 30, 1999          June 30, 1998
-------------------------------------------------------------------------------------
Cash payments during the period:
   Interest                                        $65,234                $46,189
   Income taxes                                     15,778                 74,575

Noncash investing and financing activities
during the period:
   Common stock issued for acquisitions:
     Settlement of earn-out agreements             $ 5,547                $ 5,572
     Sofsource, Inc.                                     -                 45,000
     Mindscape, Inc.                                     -                 30,000
   Conversion of 5-1/2% senior notes                     -                 96,695
-------------------------------------------------------------------------------------

9. In the current quarter, the board of directors declared cash dividends of $0.09 per common share, compared to $0.08 per common share in the 1998 second quarter.

10. Basic (loss) income per common share is computed by dividing earnings available to common stockholders by the weighted average number of common and exchangeable shares outstanding during each period. Earnings available to common stockholders represent reported net (loss) income less preferred stock dividend requirements.

     Diluted (loss) income per common share is computed by dividing diluted earnings available to common stockholders by the weighted average number of common, exchangeable and common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, and conversion of dilutive preferred stock and convertible debt, as applicable. Diluted earnings available to common stockholders represent earnings available to common stockholders plus preferred stock dividend requirements and interest savings resulting from the assumed conversion of dilutive securities. Diluted earnings per share presented for the 1999 second quarter and the six months ended June 30, 1999 and 1998 are the same as basic earnings per share due to the Company's net loss position. Premium price stock options totaling 17.7 million, Series C preferred stock and convertible debt were excluded from the calculation of diluted earnings per share in the 1998 second quarter because they were anti-dilutive.

11. Pursuant to an Agreement and Plan of Merger, dated as of December 13, 1998, a merger was consummated between Mattel and Learning Company on May 13, 1999. The stock-for-stock transaction was approved by the stockholders of each company, after which Learning Company was merged with and into Mattel, with Mattel being the surviving corporation. Each share of Learning Company Series A Preferred Stock was converted into 20 shares of Learning Company common stock just prior to the consummation of the merger. Pursuant to the merger agreement, each outstanding share of Learning Company common stock was converted into 1.2 shares of Mattel common stock upon consummation of the merger. As a result, approximately 126 million Mattel common shares were issued in exchange for all shares of Learning Company common stock outstanding as of the merger date. The outstanding share of Learning Company special voting stock was converted into one share of Mattel Special Voting Preferred Stock. Each outstanding exchangeable non-voting share of Learning Company's Canadian subsidiary, Softkey Software Products Inc., remains outstanding, but upon consummation of the merger became exchangeable into the right to receive 1.2 shares of Mattel common stock.

     This transaction has been accounted for as a pooling of interests, and accordingly, financial information for periods prior to the merger reflect retroactive restatement of the companies' combined financial position and operating results. For periods preceding the merger, there were no material intercompany transactions which required elimination from the combined consolidated results of operations and there were no adjustments necessary to conform the accounting practices of the two companies.

     Selected financial information for the combining entities included in the consolidated statements of operations for the six-month period ended June 30, 1998 is shown below. Although the merger was effective on May 13, 1999, interim financial information for the combining companies was not available as of that date; therefore, information for and as of March 31, 1999 has been presented.

                                               For the Period Ended
                                    ---------------------------------------
                                           March 31,           June 30,
(In thousands)                               1999                1998
---------------------------------------------------------------------------
Net sales
  Mattel                                   $692,116           $1,566,690
  Learning Company                          186,843              351,319
---------------------------------------------------------------------------
    Combined                               $878,959           $1,918,009
===========================================================================

Net (loss) income
  Mattel                                   $(17,856)          $   73,053
  Learning Company (a)                       22,905             (124,432)
---------------------------------------------------------------------------
    Combined                               $  5,049           $  (51,379)
===========================================================================

     (a) The (benefit) provision for income taxes has been adjusted by $(0.6) million and $4.7 million in 1999 and 1998, respectively, to reflect the reduction of valuation allowances established in Learning Company's historical financial statements resulting in the recognition of estimated benefits of net operating losses incurred by Learning Company.

12. During the second quarter of 1999, the Company completed its merger with Learning Company and finalized a previously announced plan of restructuring and integration. These actions, along with other one-time events, resulted in a non-recurring pre-tax charge against operations of $345.0 million ($267.0 million after tax or $0.65 per share). Of the total pre-tax charge, approximately $278 million represents cash expenditures.

     The restructuring and integration plan, which will be completed by June 2000, provides for the consolidation and realignment of the Company's operations. The plan is aimed at leveraging global resources in areas of manufacturing, marketing and distribution, eliminating duplicative functions worldwide and achieving improved operating efficiencies. The following are the major restructuring and integration initiatives:

          .   Consolidation of the Infant and Preschool businesses;
          .   Consolidation of the domestic and international back-office functions;
          .   Consolidation of direct marketing operations;
          .   Realignment of the North American sales force;
          .   Termination of various international distributor contracts; and
          .   Closure of higher cost manufacturing facilities.

     Components of the restructuring and other non-recurring charges include the following:

(In millions)
----------------------------------------------------------------------
Severance and other compensation                                  $108
Distributor, license and other contract terminations                57
Writedown of assets                                                 42
Lease termination costs                                             22
----------------------------------------------------------------------
  Total restructuring costs and asset writedowns                   229
Merger-related transaction and other costs                          86
Other non-recurring charges                                         30
----------------------------------------------------------------------
  Total restructuring, asset writedowns and other charges         $345
======================================================================


     Severance and other compensation costs relate to the termination of approximately 4,400 employees around the world. Approximately 3,500 of these employees are hourly workers located in certain of the Company's manufacturing facilities, of which approximately 2,500 are employed in the manufacturing facility in Kuala Lumpur. The remainder of work force reductions consists of downsizing sales and marketing groups in the US, Europe and Asia-Pacific regions as well as the elimination of duplicate administrative, personnel following the consolidation of back-office functions, the majority of which are in Europe. As of June 30, 1999, approximately $12 million had been paid to 272 terminated employees. The majority of the workforce reductions are expected to be completed within six months, with the remaining reductions occurring by no later than June 2000. Cash severance payments will extend beyond the completion of the workforce reductions due to the severance payment options available to affected employees.

     The Company terminated its sponsorship agreements related to certain attractions for a total cost of $39.6 million, inclusive of the writeoff of related capitalized costs. The cash portion of this charge was paid as of July 1999. The Company also incurred a $17.4 million charge, mainly related to settlements for termination of certain foreign distributor agreements in conjunction with the realignment of its sales and distribution network.

     The Company's restructuring plan resulted in the impairment of certain long-lived assets related to the operations being closed. The sum of the undiscounted future cash flows of these assets was not sufficient to cover the carrying amount of these assets. As a result, these assets were written down to their fair market value and will be depreciated over their remaining useful lives. Fair value of the impaired assets was determined by either third-party appraisals or past experience in disposing of similar assets. Buildings and, to the extent possible, equipment will be sold while the remainder of the impaired assets will be abandoned when taken out of service. Nearly all of the revenue-generating activities related to these assets will continue as a result of more effective utilization of other assets.

     Fixed asset writedowns include leasehold improvements at administrative locations to be vacated, plant and equipment at the manufacturing facilities being closed, and duplicative information systems taken out of service during the second quarter. Three of the four manufacturing facilities will cease production during the third quarter of 1999 and the remaining plant will be closed by December 1999. The carrying amount of assets currently held for disposal is approximately $1 million. Other asset writeoffs include approximately $10 million of goodwill related to a recently acquired software business, which was closed following the merger with Learning Company. A significant portion of the writedowns is concentrated in the Operations and Learning Company segments.

     Lease termination costs include penalties imposed upon canceling existing leases and future obligations under long-term rental agreements at facilities being vacated following the merger and realignment.

     Merger-related transaction costs consist of investment banking fees, legal, accounting and printing costs, registration fees and other costs incurred in connection with the merger. Also included in this amount are the contractual change of control payments arising from the merger. The majority of all merger-related transaction costs were paid during the second quarter of 1999.

     Other non-recurring charges include an additional $16.0 million related to the October 1998 recall of the Company's Power Wheels(R) vehicles and $14.0 million for environmental remediation costs related to a manufacturing facility on a leased property in Beaverton, Oregon based on the completion and approval of the remediation plan and feasability study.

13. On June 16, 1999, the Company issued a notice to holders of its Series C Mandatorily Convertible Redeemable Preferred Stock and to the holders of the related Depositary Shares informing them of the Company's optional redemption of these securities on July 1, 1999. On that date, each share of Series C Preferred Stock was redeemed in exchange for 10.015914 shares of the Company's common stock, and each Depositary Share was redeemed in exchange for 0.400637 shares of the Company's common stock. Dividends on the Series C Preferred Stock and the related Depositary Shares ceased to accrue on July 1, 1999.

14. During 1998, the Company acquired Pleasant Company, Mindscape, Inc., Bluebird Toys PLC and Sofsource, Inc., each of which were accounted for using the purchase method of accounting. The results of operations of the acquired companies have been included in the Company's consolidated financial statements from their respective dates of acquisition.

     The unaudited pro forma results of operations for 1998 acquisitions accounted for using the purchase method of accounting for the six-month period ended June 30, 1998 are as follows:

                                                                        Acquired            Pro Forma
(In thousands, except per share data)              Mattel              Companies            Combined
-------------------------------------------------------------------------------------------------------
Net sales                                         $1,918,009            $ 103,862           $2,021,871
Loss before extraordinary item                       (51,379)            (102,175)            (153,554)
Net loss                                             (51,379)            (102,175)            (153,554)
Basic loss per share                                   (0.15)                                    (0.40)
Diluted loss per share                                 (0.15)                                    (0.40)
-------------------------------------------------------------------------------------------------------

     The amounts shown for acquired companies assume that the acquisitions of Pleasant Company, Mindscape, Inc., Bluebird Toys PLC, and Sofsource, Inc. occurred on January 1, 1998. Pro forma adjustments have been made to reflect the amortization of intangible assets and goodwill capitalized as a result of the acquisitions, incremental interest expense that would have been incurred as a result of financing the acquisition of Pleasant Company as of January 1, 1998, and elimination of intercompany sales and margins related to the acquisition of Bluebird Toys PLC.

15. The Company's reportable segments are separately managed business units and include toy marketing, toy manufacturing, and consumer software sales and development. The toy marketing segment is divided on a geographic basis between domestic and international. The domestic toy marketing segment is further divided into USA Toys, US Fisher-Price/Tyco Preschool and Other. USA Toys principally sells products in the Girls, Entertainment and Wheels categories, while US Fisher-Price/Tyco Preschool principally sells Infant and Preschool products. The Other toy segment is principally involved in selling specialty products in the Girls category. The international toy marketing segment sells products in all categories. The consumer software segment is comprised of educational and entertainment products developed and sold by Learning Company on a worldwide basis. The Company's toy manufacturing segment, Operations, manufactures toy products, which are sold to the marketing segments based on intercompany transfer prices. Such prices are based on manufacturing costs plus a profit margin. Toy segment revenues do not include sales adjustments such as trade discounts and other allowances. However, such adjustments are included in the determination of segment profit (loss) from operations. Segment profit (loss) from operations represents income before restructuring and other charges, interest expense, and (benefit) provision for income taxes as reported in the consolidated statements of operations. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

REVENUES                                            For the Three Months Ended     For the Six Months Ended
                                                -----------------------------------------------------------
                                                     June 30,        June 30,       June 30,      June 30,
(In thousands)                                         1999            1998           1999          1998
-----------------------------------------------------------------------------------------------------------
Marketing
  USA Toys                                           $  357,636     $  410,268     $  676,877    $  741,847
  US Fisher-Price/Tyco Preschool                        189,791        191,772        330,114       375,042
  Other segments                                         52,322              -         96,705             -
  International                                         289,111        317,187        526,747       552,806
Learning Company                                        205,179        171,983        392,022       351,319
Operations                                              297,198        335,256        487,381       629,357
-----------------------------------------------------------------------------------------------------------
  Segment total                                       1,391,237      1,426,466      2,509,846     2,650,371
Elimination of intersegment sales                      (297,198)      (334,523)      (487,381)     (627,632)
Sales adjustments                                       (53,885)       (58,434)      (103,352)     (104,730)
-----------------------------------------------------------------------------------------------------------
  Net sales                                          $1,040,154     $1,033,509     $1,919,113    $1,918,009
===========================================================================================================

OPERATING PROFIT (LOSS)                             For the Three Months Ended     For the Six Months Ended
                                                -----------------------------------------------------------
                                                     June 30,        June 30,       June 30,      June 30,
(In thousands)                                         1999            1998           1999          1998
-----------------------------------------------------------------------------------------------------------
Marketing
  USA Toys                                            $  30,962       $ 50,462      $  49,900      $ 94,113
  US Fisher-Price/Tyco Preschool                         11,820         14,387         11,470        25,870
  Other segments                                          6,400              -           (310)            -
  International                                          (1,352)        12,099        (15,282)        4,570
Learning Company                                         48,489        (12,503)        91,912       (13,583)
Operations                                               44,126         36,926         65,784        61,545
-----------------------------------------------------------------------------------------------------------
  Segment total                                         140,445        101,371        203,474       172,515
Restructuring and other charges                        (345,000)       (20,887)      (348,889)      (36,117)
Charge for incomplete technology                              -        (16,826)             -       (56,826)
Interest expense                                        (32,314)       (18,169)       (61,444)      (41,263)
Corporate and other                                     (25,011)       (15,732)       (44,767)      (55,708)
-----------------------------------------------------------------------------------------------------------
  (Loss) income before income taxes                   $(261,880)      $ 29,757      $(251,626)     $(17,399)
===========================================================================================================

ASSETS
                                                      June 30,        June 30,
(In thousands)                                         1999             1998
---------------------------------------------------------------------------------
Marketing
  USA Toys                                            $  630,637      $  820,356
  US Fisher-Price/Tyco Preschool                         287,060         351,973
  Other segments                                          98,088               -
  International                                          620,490         660,572
Learning Company                                         398,795         155,883
Operations                                                90,168          82,292
---------------------------------------------------------------------------------
  Segment total                                        2,125,238       2,071,076
Corporate and other                                      (20,014)        (38,454)
---------------------------------------------------------------------------------
  Accounts receivable and inventories, net            $2,105,224      $2,032,622
=================================================================================

                         Mattel, Inc. and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Cautionary Statement

Certain expectations and projections regarding the future performance of Mattel, Inc. and its subsidiaries ("the Company") discussed in this quarterly report are forward-looking and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial, and economic data along with the Company's operating plans and are subject to certain future events and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as may, will, should, expect, anticipate, estimate, continue, plans, intends or other similar terminology. Management cautions you that the following factors, among others, could cause the Company's actual consolidated results of operations and financial position in 1999 and thereafter to differ significantly from those expressed in forward-looking statements:

Marketplace Risks
- Increased competitive pressure, both domestically and internationally, which may affect the sales of the Company's products

- Significant changes in the buying patterns of major customers, such as the recent shift by some retailers to just-in-time inventory management, which may limit the Company's ability to accurately forecast reorders or cause a decrease in sales after related expenses have already been incurred

- Dependence on the timely development, introduction and customer acceptance of new products, which may affect the Company's ability to successfully redesign, restyle and extend existing core products and product lines and successfully bring new products to market

- Possible weaknesses in economic conditions, both domestically and internationally, which may affect the sales of the Company's products and the costs associated with manufacturing and distributing these products

Financial Considerations

-  Currency fluctuations, which may affect the Company's reportable income

- Significant changes in interest rates, both domestically and internationally, which may affect the Company's cost of financing both its operations and investments

Merger-Related Risks

- Difficulty integrating the operations of The Learning Company, Inc. ("Learning Company") into the Company following the May 1999 merger, which may impede the Company's ability to achieve savings or operating synergies from the merger

Year 2000 Compliance

- Potential inability of computer systems or software products used by the Company and/or its customers and suppliers to properly recognize and process date-sensitive information beyond January 1, 2000, which may result in an interruption in normal business operations of the Company, its suppliers and customers

Other Risks

- Inability to achieve cost savings expected as part of restructuring activities, which may result in higher than expected costs following such restructurings

- Development of new technologies, including the Internet, which may create new risks to the Company's ability to protect its intellectual property rights

- Changes in laws or regulations, both domestically and internationally, including those affecting consumer products, environmental activities or trade restrictions, which may lead to increased costs or interruption in normal business operations of the Company

- Adverse results of litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of the Company

- Other factors that may be described from time to time in the Company's filings with the Securities and Exchange Commission

Summary

The Company designs, manufactures, and markets a broad variety of children's products on a worldwide basis through both sales to retailers and direct to consumers. Additionally, the Company develops and markets consumer software for home personal computers. The Company's business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines and to expand its marketing capability.

The Company plans to continue to focus on its portfolio of brands that have fundamental play patterns and have historically had worldwide appeal, have been sustainable, and have delivered consistent profitability. The Company's portfolio of brands can be grouped in the following categories:

Girls - including Barbie(R) fashion dolls and accessories, collector dolls, American Girl(R), Cabbage Patch Kids(R), and Polly Pocket(R)

Infant and Preschool - including Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R), See `N Say(R), Magna Doodle(R), View-Master(R), and Blue's Clues(R)

Wheels - including Hot Wheels(R), Matchbox(R), Tyco(R) Electric Racing, and Tyco(R) Radio Control

Entertainment - including Disney, Nickelodeon(R), games, and puzzles

Consumer Software - including Reader Rabbit(R), Carmen Sandiego(TM), The Oregon Trail(R), and Myst(R)

The Company's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods.

Results of Operations - Second Quarter

Consolidated Results

Net loss for the second quarter of 1999 was $204.3 million or $0.50 per share as compared to net income of $4.6 million or $0.01 per share in the second quarter of 1998. Profitability in the second quarter of 1999 was negatively impacted by restructuring and other charges totaling $345.0 million related to a Mattel restructuring plan, the acquisition and integration of Learning Company, and other non-recurring charges. Second quarter 1998 results of operations were negatively impacted by a $16.8 million in-process technology writeoff related to the acquisition of Mindscape, Inc. in March 1998 and restructuring and other charges of $20.9 million related to 1998 acquisitions. Total non-recurring charges of approximately $267 million, net of taxes, impacted the 1999 second quarter earnings by $0.65 per share. Total non-recurring charges of approximately $30 million, net of taxes, impacted the 1998 second quarter earnings by $0.07 per share.


                                                               For the Three Months Ended
                                                          -------------------------------------
                                                                June 30,             June 30,
                                                                 1999                 1998
-----------------------------------------------------------------------------------------------
Net sales                                                        100%                  100%
===============================================================================================
Gross profit                                                    49.3%                 49.3%
Advertising and promotion expenses                              13.1                  13.1
Other selling and administrative expenses                       23.6                  25.5
Amortization of intangibles                                      1.9                   3.2
Charge for incomplete technology                                   -                   1.6
Restructuring and other charges                                 33.2                   2.0
Other income, net                                               (0.4)                 (0.8)
-----------------------------------------------------------------------------------------------
Operating (loss) profit                                        (22.1)                  4.7
Interest expense                                                 3.1                   1.8
-----------------------------------------------------------------------------------------------
(Loss) income before income taxes                             (25.2)%                  2.9%
===============================================================================================

Net sales in the second quarter of 1999 increased 1% to $1,040.2 million, from $1,033.5 million in 1998. Gross profit, as a percentage of net sales, remained at 49.3% in the second quarter of 1999, equal to the percentage in the second quarter of 1998. As a percentage of net sales, advertising and promotion expenses remained at 13.1% for both the 1999 and 1998 quarters. Other selling and administrative expenses decreased to 23.6% of net sales from 25.5% as a result of the Company's overall focus on controlling overhead expenses. Amortization of intangibles decreased by $13.7 million, mainly as a result of full amortization of intangibles related to certain Learning Company acquisitions, partially offset by amortization of intangibles resulting from the 1998 acquisitions. Interest expense increased $14.1 million primarily due to increased short- and long-term borrowings to finance the Company's 1998 acquisitions.

Sales in the Girls category increased 2% largely due to incremental sales of American Girl(R) resulting from the July 1998 Pleasant Company acquisition. Sales of Barbie(R) products decreased 6% worldwide and 4% domestically. Sales in the Infant and Preschool category declined 11%, largely due to last year's success of `Tickle Me Elmo'. This was partially offset by a 6% increase in US sales of core Fisher-Price products. Sales of Wheels products increased 6%, demonstrating continued strength across Hot Wheels(R), Matchbox(R), and Tyco(R) Radio Control. Sales of Entertainment products, including Disney and Nickelodeon(R), decreased 15%, due to fewer properties introduced this year versus the same quarter last year. Sales of Learning Company consumer software products increased 19%, due to sales from product lines such as American Greetings(R) and Virtual Makeover(TM) as well as the launch of several new products in the 1999 second quarter such as Oregon Trail(R) 4th Edition and Road Adventures USA(TM).

Business Segment Results

Sales to customers within the US increased 5% and accounted for 73% and 70% of consolidated sales in the 1999 and 1998 second quarters, respectively. Sales to customers outside the US decreased 9% from the year ago quarter, largely impacted by sluggish economies in Europe.

USA Toys segment sales decreased $52.6 million as a result of lower sales of Barbie(R), Infant and Preschool and Entertainment products. US Fisher-Price/Tyco Preschool segment sales declined $2.0 million largely due to lower sales of Tyco preschool products, partially offset by higher sales of Fisher-Price products. Sales in the Other segment reached $52.3 million as a result of incremental Pleasant Company sales and licensing revenue. International segment sales decreased $28.1 million due to lower sales of Barbie(R) and Infant and Preschool products, partially offset by sales increases in Wheels products. Learning Company sales increased $33.2 million as a result of sales from product lines such as American Greetings(R) and Virtual Makeover(TM), as well as the launch of several new products in the 1999 second quarter such as Oregon Trail(R) 4th Edition and Road Adventures USA(TM).

Segment operating profit reached $140.4 million, principally driven by the Learning Company segment, which improved from a loss of $12.5 million in the second quarter of 1998 to a profit of $48.5 million in the second quarter of 1999. This improvement was principally the result of increased product sales, lower amortization of intangibles, and reduced overhead costs. The USA Toys segment operating profit declined $19.5 million to $31.0 million. The US Fisher-Price/Tyco Preschool segment operating profit decreased $2.6 million to $11.8 million, and the International segment operating profit decreased from a profit of $12.1 million in the second quarter of 1998 to a loss of $1.4 million in the second quarter of 1999. The decline in operating profit in each of these segments is largely attributable to lower sales volume as well as an unfavorable shift in product mix. The Other segment operating profit was $6.4 million due to Pleasant Company and other licensing activities.

Results of Operations - Six Months

Consolidated Results

Net loss for the first half of 1999 was $199.3 million or $0.50 per share as compared to a net loss of $51.4 million or $0.15 per share in the first half of 1998. Profitability in the first half of 1999 was negatively impacted by restructuring and other charges totaling $348.9 million related to a Mattel restructuring plan, the acquisition and integration of Learning Company, and other non-recurring charges. First half 1998 results of operations were negatively impacted by a $56.8 million in-process technology writeoff related to the acquisition of Mindscape, Inc. in March 1998 and restructuring and other charges of $36.1 million related to 1998 acquisitions.

Total non-recurring charges of approximately $270 million, net of taxes, impacted the 1999 first half earnings by $0.67 per share. Total non-recurring charges of approximately $81 million, net of taxes, impacted the 1998 first half earnings by $0.22 per share.

                                                             For the Six Months Ended
                                                    -------------------------------------------
                                                               June 30,        June 30,
                                                                 1999            1998
-----------------------------------------------------------------------------------------------
Net sales                                                        100%            100%
===============================================================================================
Gross profit                                                    49.6%            49.5%
Advertising and promotion expenses                              13.2             13.2
Other selling and administrative expenses                       26.3             26.4
Amortization of intangibles                                      2.2              4.3
Charge for incomplete technology                                   -              3.0
Restructuring and other charges                                 18.2              1.9
Other income, net                                               (0.4)            (0.5)
-----------------------------------------------------------------------------------------------
Operating (loss) profit                                         (9.9)             1.2
Interest expense                                                 3.2              2.1
-----------------------------------------------------------------------------------------------
Loss before income taxes                                      (13.1)%            (0.9)%
===============================================================================================


Net sales in the first half of 1999 increased slightly to $1,919.1 million, from $1,918.0 million in 1998. Gross profit, as a percentage of net sales, was strong at 49.6% in the first half of 1999 compared to 49.5% in the first half of 1998. As a percentage of net sales, advertising and promotion expenses remained constant at 13.2%. Other selling and administrative expenses decreased slightly to 26.3% from 26.4%. Amortization of intangibles decreased by $40.3 million, mainly as a result of full amortization of intangibles related to certain Learning Company acquisitions, partially offset by amortization of intangibles resulting from the 1998 acquisitions. Interest expense increased $20.2 million primarily due to increased short- and long-term borrowings to finance the Company's 1998 acquisitions.

Sales in the Girls category increased 7% largely due to incremental sales of American Girl(R) resulting from the July 1998 Pleasant Company acquisition. Sales of Barbie(R) products decreased 2% worldwide while increasing 3% domestically. Sales in the Infant and Preschool category declined 17%, largely due to last year's success of `Tickle Me Elmo'. This was partially offset by an 8% increase in US sales of core Fisher-Price products. Sales of Wheels products increased 14%, demonstrating continued strength across Hot Wheels(R), Matchbox(R), and Tyco(R) Radio Control. Sales of Entertainment products, including Disney and Nickelodeon(R), decreased 5%. Sales of Learning Company consumer software products increased 12%, mainly due to the acquisition of Mindscape, Inc., sales from new product lines such as American Greetings (R) and Virtual Makeover (TM), and the launch of several new products in the 1999 first half such as Oregon Trail (R) 4th Edition, Road Adventures USA (TM), Reader Rabbit's (R) Complete Learn to Read System and All Star Typing (TM) 9-12.

Business Segment Results

Sales to customers within the US increased 2% and accounted for 73% and 71% of consolidated sales in the 1999 and 1998 first halves, respectively. Sales to customers outside the US decreased 5% in the first half of 1999 from the same period a year ago, unfavorably impacted by the second quarter results in Europe.

Sales by the USA Toys segment decreased by $65.0 million compared to last year, mainly due to decreases in Infant and Preschool and Entertainment products. This decrease was partially offset by a 3% increase in Barbie(R) sales. US Fisher-Price/Tyco Preschool sales decreased $44.9 million, primarily due to lower Tyco Preschool sales in 1999 after last year's success of Sesame Street(R) products, including `Tickle Me Elmo'. This decline was partially offset by an 8% increase in sales of core Fisher-Price products. Sales in the Other segment were $96.7 million as a result of incremental Pleasant Company sales and licensing revenue. International segment sales decreased $26.1 million mainly due to lower sales of Barbie(R) and Infant and Preschool products, partially offset by sales increases in Wheels and Entertainment products. Learning Company sales increased $40.7 million as a result of the acquisition of Mindscape, Inc., sales from new product lines such as American Greetings (R) and Virtual Makeover (TM), and the launch of several new products in the 1999 first half such as Oregon Trail (R) 4th Edition, Road Adventures USA (TM), Reader Rabbit's (R) Complete Learn to Read System and All Star Typing (TM) 9-12.

Segment operating profit reached $203.5 million, an increase of 18% compared to the 1998 first half results. The increase was principally driven by the Learning Company segment, which improved from a loss of $13.6 million in 1998 compared to profit of $91.9 million in 1999, mainly due to increased product sales, lower amortization resulting from full amortization of intangibles related to certain Learning Company acquisitions, and lower overhead costs. The USA Toys segment operating profit declined $44.2 million to $49.9 million. The US Fisher-Price/Tyco Preschool segment operating profit decreased $14.4 million to $11.5 million, and the International segment operating profit decreased from a profit of $4.6 million in the first half of 1998 to a loss of $15.3 million in the first half of 1999. The decline in operating profit in each of these segments is largely attributable to lower sales volume as well as an unfavorable shift in prduct mix.

Financial Position

The Company's cash position as of June 30, 1999 was $88.9 million compared to $373.8 million as of June 30, 1998. The $284.9 million decline was principally due to cash consideration paid in connection with the 1998 acquisitions of Pleasant Company, Mindscape, Inc. and Bluebird Toys PLC, the purchase of $272.0 million in treasury shares, partially offset by the issuance of $300.0 million in senior notes, $446.2 million in commercial paper, and $50.0 million in medium-term notes. Cash decreased by $380.3 million since December 31, 1998 primarily due to the financing of seasonal working capital requirements. Accounts receivable, net increased by $26.6 million from the year ago quarter and $237.9 million from year-end. The increase from year-end was largely due to the Company's normal seasonal dating terms with its customers. Inventory balances increased $46.0 million from the 1998 quarter end, mainly due to inventory acquired as part of the Pleasant Company acquisition, partially offset by lower finished goods inventories resulting from the Company's shift to just-in-time production and shipping programs. Property, plant and equipment, net grew $91.0 million from the second quarter of 1998 mainly due to assets acquired as part of acquisitions, partially offset by asset writedowns in the current quarter related to the 1999 restructuring. Intangibles increased $609.3 million, compared to the year-ago quarter, to $1.43 billion mainly due to the Pleasant Company acquisition.

Short-term borrowings increased $402.3 million compared to the 1998 second quarter end, mainly due to cash consideration paid in connection with 1998 acquisitions. Compared to 1998 year end, short-term borrowings increased $459.7 million to support seasonal working capital requirements. Current portion of long-term liabilities increased $110.5 million over the 1998 second quarter end, primarily due to the reclassification of $90.0 million, net, of senior notes and $30.0 million of medium-term notes from long-term to current portion. Current portion of long-term liabilities increased $99.7 million compared to 1998 year end primarily due to the reclassification of $100.0 million of senior notes from long-term to current portion. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuance of commercial paper, issuance of long-term debt, and use of the Company's various short-term bank lines of credit. Accrued liabilities increased $90.1 million compared to the 1998 second quarter end due to accruals for restructuring and other charges.

A summary of the Company's capitalization is as follows:

(In millions)                            June 30, 1999     June 30, 1998     Dec. 31, 1998
------------------------------------------------------------------------------------------
Medium-term notes                       $  540.5    17%   $  520.5    16%   $  540.5    16%
Senior notes                               501.0    16       291.0     9       601.0    17
Other long-term debt obligations            43.0     1        43.3     2        43.0     1
------------------------------------------------------------------------------------------
Total long-term debt                     1,084.5    34       854.8    27     1,184.5    34
Other long-term liabilities                158.9     5       140.2     4       149.1     4
Stockholders' equity                     1,903.6    61     2,170.1    69     2,170.8    62
------------------------------------------------------------------------------------------
                                        $3,147.0   100%   $3,165.1   100%   $3,504.4   100%
==========================================================================================

Total long-term debt increased as a percentage of total capitalization compared to the year-ago quarter, principally due to the issuance of $300.0 million in senior notes to finance the Company's 1998 acquisitions and the reclassification of $10.0 million of 5-1/2% senior notes to long-term debt from current portion, partially offset by the
                                      20
reclassification of $100.0 million of 6-3/4% senior notes to current portion of long-term liabilities. Medium-term notes increased by $20.0 million due to issuance of $50.0 million in notes, partially offset by the reclassification of $30.0 million to current portion of long-term liabilities. The Company expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. Stockholders' equity decreased $266.5 million since June 30, 1998, primarily due to restructuring and other non-recurring charges incurred in the 1999 second quarter, treasury stock purchases and dividend declarations on common and preferred stock, partially offset by earnings and the favorable effect of currency translation adjustments. Stockholder's equity declined $267.2 million from year end 1998 as a result of the Company's net loss position during the first six months of 1999 due to restructuring and other non-recurring charges and dividend declarations on common and preferred stock.

Business Combination

Pursuant to an Agreement and Plan of Merger, dated as of December 13, 1998, a merger was consummated between Mattel and Learning Company on May 13, 1999. The stock-for-stock transaction was approved by the stockholders of each company, after which Learning Company was merged with and into Mattel, with Mattel being the surviving corporation. Each share of Learning Company Series A Preferred Stock was converted into 20 shares of Learning Company common stock just prior to the consummation of the merger. Pursuant to the merger agreement, each outstanding share of Learning Company common stock was converted into 1.2 shares of Mattel common stock upon consummation of the merger. As a result, approximately 126 million Mattel common shares were issued in exchange for all shares of Learning Company common stock outstanding as of the merger date. The outstanding share of Learning Company special voting stock was converted into one share of Mattel Special Voting Preferred Stock. Each outstanding exchangeable non-voting share of Learning Company's Canadian subsidiary, Softkey Software Products Inc., remains outstanding, but upon consummation of the merger became exchangeable into the right to receive 1.2 shares of Mattel common stock.

Restructuring and Other Charges

During the second quarter of 1999, the Company completed its merger with Learning Company and finalized a previously announced plan of restructuring and integration. These actions, along with other one-time events, resulted in a non-recurring pre-tax charge against operations of $345.0 million, $267.0 million after tax or $0.65 per share. Of the total pre-tax charge, approximately $165 million is expected to be paid in 1999 and $83 million in 2000 in connection with the restructuring and integration. Total cash outlay of $278 million will be funded from existing cash balances and internally generated cash flow from operations.

The restructuring and integration plan, which will be completed by June 2000, provides for the consolidation and realignment of the Company's operations. The plan is aimed at leveraging global resources in areas of manufacturing, marketing and distribution, eliminating duplicative functions worldwide and achieving improved operating efficiencies. The plan is designed to reduce product costs and overhead spending which is expected to result in cost savings of approximately $50 million in 1999 and at least $400 million over the following three years. These savings are net of anticipated incremental integration related spending of approximately $20 million. This incremental spending includes approximately $10 million for capital investment at existing manufacturing facilities as well as network consolidation, and charges for the relocation of employees and movement of equipment, employee transition/training and manufacturing start-up costs.

The following are the major restructuring and integration initiatives:

   .   Consolidation of the Infant and Preschool businesses;

   .   Consolidation of the domestic and international back-office functions;

   .   Consolidation of direct marketing operations;

   .   Realignment of the North American sales force;

   .   Termination of various international distributor contracts; and

   .   Closure of higher cost manufacturing facilities.

Components of the restructuring and other non-recurring charges include the following:

(In millions)
-------------------------------------------------------------------------
Severance and other compensation                                     $108
Distributor, license and other contract terminations                   57
Writedown of assets                                                    42
Lease termination costs                                                22
-------------------------------------------------------------------------
  Total restructuring costs and asset writedowns                      229
Merger-related transaction and other costs                             86
Other non-recurring charges                                            30
-------------------------------------------------------------------------
  Total restructuring, asset writedowns and other charges            $345
=========================================================================

Severance and other compensation costs relate to the termination of approximately 4,400 employees around the world. Approximately 3,500 of these employees are hourly workers located in certain of the Company's manufacturing facilities, of which approximately 2,500 are employed in the manufacturing facility in Kuala Lumpur. The remainder of work force reductions consists of downsizing sales and marketing groups in the US, Europe and Asia-Pacific regions as well as the elimination of duplicate administrative personnel following the consolidation of back-office functions, the majority of which are in Europe. As of June 30, 1999, approximately $12 million had been paid to 272 terminated employees. The majority of the workforce reductions are expected to be completed within six months, with the remaining reduction occurring by no later than June 2000. Cash severance payments will extend beyond the completion of the workforce reductions due to the severance payment options available to affected employees.

The Company terminated its sponsorship agreements related to certain attractions for a total cost of $39.6 million, inclusive of the writeoff of related capitalized costs. The cash portion of this charge was paid as of July 1999. The Company also incurred a $17.4 million charge, mainly related to settlements for termination of certain foreign distributor agreements in conjunction with the realignment of its sales and distribution network.

The Company's restructuring plan resulted in the impairment of certain long-lived assets related to the operations being closed. The sum of the undiscounted future cash flows of these assets was not sufficient to cover the carrying amount of these assets. As a result, these long-lived assets was written down to their fair market value and will be depreciated over their remaining useful lives. Fair value of the impaired assets was determined by either third-party appraisals or past experience in disposing of similar assets. Buildings and, to the extent possible, equipment will be sold while the remainder of the impaired assets will be abandoned when taken out of service. Nearly all of the revenue-generating activities related to these assets will continue as a result of more effective utilization of other assets.

Fixed asset writedowns include leasehold improvements at administrative locations to be vacated, plant and equipment at the manufacturing facilities being closed, and duplicative information systems taken out of service during the second quarter. Three of the four manufacturing facilities will cease production during the third quarter of 1999 and the remaining plant will be closed by December 1999. The carrying amount of assets currently held for disposal is approximately $1 million. Other asset writeoffs include approximately $10 million of goodwill related to a recently acquired software business, which was closed following the merger with Learning Company. A significant portion of the writedowns is concentrated in the Operations and Learning Company segments.

Lease termination costs include penalties imposed upon canceling existing leases and future obligations under long-term rental agreements at facilities being vacated following the merger and realignment.

Merger-related transaction costs consist of investment banking fees, legal, accounting and printing costs, registration fees and other costs incurred in connection with the merger. Also included in this amount are the contractual change of control payments arising from the merger. The majority of all merger-related transaction costs were paid during the second quarter of 1999.

Other non-recurring charges include an additional $16.0 million related to the October 1998 recall of the Company's Power Wheels(R) vehicles and $14.0 million for environmental remediation costs related to a manufacturing facility on a leased property in Beaverton, Oregon, based on the completion and approval of the remediation plan and feasability study.

New Internet Venture

On April 15, 1999, the Company announced that it expects to initially spend approximately $50 million to launch an Internet venture. The Company expects that it will be able to offset a portion of its investment in the Internet venture with the 1999 cost savings from the restructuring discussed above. The Company's goal is to create a premier online destination and E-commerce site to better serve children and their families. The Company's strategy to reach this goal is premised on attracting consumers to its sites by bringing together the branded proprietary content of all Mattel brands at one "Mattel.com" Web destination.

Foreign Currency Risk

The Company's results of operations and cash flows can be impacted by exchange rate fluctuations. To limit the exposure associated with exchange rate movements, the Company enters into foreign currency forward exchange contracts primarily to hedge its purchase of inventory, sales and other intercompany transactions denominated in foreign currencies. The Company's results of operations can also be affected by the translation of foreign revenues and earnings into US dollars.

Market risk exposures exist with respect to the settlement of foreign currency transactions during the year because currency fluctuations cannot be predicted with certainty. The Company seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure. In addition, the Company manages its exposure through the selection of currencies used for foreign borrowings and intercompany invoicing. The Company does not trade in financial instruments for speculative purposes.

Year 2000 Update

Many currently installed computer systems and software products, including several used by the Company, are coded to accept only two-digit, rather than four-digit, entries in the date code field used to define the applicable year. In such instances, the first two characters are assumed to be "19". Beginning in the year 2000 or perhaps earlier if referencing a date in the year 2000, such computer systems and software products may recognize a date using only "00", as the year 1900, rather than the year 2000, which could result in miscalculations or system failures. To address the year 2000 issue, in early 1998 Mattel established a project team and initiated a comprehensive plan designed to assess, remediate and test Mattel's internal systems, hardware and processes, including key operational, manufacturing and financial systems. The progress of this plan is continually monitored and regularly reported to management. Learning Company, acquired by Mattel in May 1999, followed its own year 2000 readiness plan prior to the merger. Since the date of acquisition, the Company has evaluated Learning Company's year 2000 readiness and developed a separate plan of action as described below. The Company's board of directors is regularly informed about the year 2000 issue both generally and as it may affect the Company's business.

Mattel's internal year 2000 project team oversees all aspects of implementing the plan. The team is comprised of staff members from the information systems department having the requisite knowledge of Mattel's computer systems, including all technical aspects of the systems. Key user group designees from business areas are included on each system team, which is guided by a central project team. Mattel has not engaged outside consultants, technicians or other external resources to assist in formulating and implementing the program.

Mattel's plan adheres to a multi-step process that includes five distinct phases of activity: (1) awareness; (2) inventory and risk assessment; (3) code and system modification; (4) testing; and (5) business interruption and contingency planning.

Under the first two phases of the plan, Mattel has inventoried and evaluated all operational, manufacturing and financial systems. This inventory included all software systems, computer hardware, facilities, and production equipment containing or depending upon a computer chip. As a result of such evaluation, Mattel established detailed plans and action steps required to address all aspects of the year 2000 issue, including all code and system modifications (phase 3). Mattel completed the awareness, inventory and code change phases of the plan as scheduled prior to December 1998. Critical system verification and testing (phase 4) for Mattel was completed in June 1999.

Mattel initiated formal communications with each of its significant suppliers and customers to determine the extent to which they are addressing the year 2000 issue and the effect on its business should those parties fail to adequately address the issue. To date, Mattel has received responses from the majority of the initial contacts. These responses have been positive and support the overall initiatives toward achieving year 2000 compliance. Mattel continues to follow-up with those customers and suppliers failing to reply to the initial inquiry.

As of June 30, 1999, Learning Company has completed the assessment phase of its critical internal systems and is currently testing all other systems. Learning Company expects to complete testing of all its targeted areas by October 1999. Learning Company has been taking, and expects to continue to take actions to resolve year 2000 issues through planned replacement or upgrades of its internal computer equipment and software systems.

All Mattel software products currently available for sale to consumers and those products previously purchased by consumers are year 2000 compliant. Mattel software products manufactured by third-parties under licensing agreements have been certified as year 2000 compliant by such manufacturers. Learning Company sells software products primarily for use in homes and schools, and has sold products over the last few years that have since been discontinued but may still be used by consumers. Additionally, products under development are being designed to be year 2000 compliant. Learning Company is also in the process of testing certain of its products sold in the past for year 2000 compliance. Because Learning Company's products tend to have few time-sensitive components, the resources necessary to test its products are not significant. However, since Learning Company is still in the testing phase of its readiness plan with respect to products, it is difficult to estimate with certainty the ultimate cost of its year 2000 plan with respect to products.

Contingency planning is being done on a worldwide basis by all business units. Each business unit will concentrate on factors external to the Company which may adversely impact their ability to conduct operations. Specifically, for those locations where a high likelihood of a material failure exists, the Company will establish revised procedures for managing operations, including identification of alternate suppliers and vendors whose systems are year 2000 compliant. Mattel's contingency plans (phase 5) have two key parts. The first part, which was completed in May 1999, was to assess possible risks of business interruption which could affect various areas within the Company. The second part, which is scheduled to be completed in October 1999, is to develop a business resumption plan in each location. These contingency phases are also expected to be completed for Learning Company by October 1999.

As of June 30, 1999, the Company has spent approximately $12 million and expects to incur a total of approximately $13 million in connection with addressing the year 2000 issue. These costs are largely due to the use of internal resources dedicated to achieving year 2000 compliance, and are charged to expense as they are incurred. Work on the year 2000 issue has not delayed any internal projects that would have a material effect on the Company's consolidated financial position or results of operation. All costs of addressing the year 2000 issue will be funded from internally generated cash.

While the Company is dedicating resources toward attaining year 2000 readiness, there is no assurance that the Company will be successful in its efforts to address all year 2000 issues. If all year 2000 issues are not properly identified and assessed or the plan is not timely implemented, there can be no assurance that the year 2000 issue will not materially adversely impact the Company's results of operations, liquidity and financial position or adversely affect the Company's relationships with customers, vendors or others. For example, failure to achieve year 2000 readiness for the Company's internal systems could delay its ability to manufacture and ship products or disrupt customer service and technical support facilities. The Company also relies on third parties such as manufacturing suppliers and vendors and large retail customers. If these or other third parties experience year 2000 failures or malfunctions there could be a material adverse impact on the Company's ability to conduct ongoing operations. Additionally, the Company could incur increased costs, lost sales or other negative consequences resulting from customer dissatisfaction, including litigation if its products are not year 2000 compliant.

The above discussion regarding costs, risks and estimated completion dates for the year 2000 is based on the Company's best estimates given information that is available on June 30, 1999, and is subject to change. Actual results could differ from these estimates.

                         PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(a) On February 7, 1992, Mattel's board of directors declared a dividend of one preference share purchase right for each outstanding share of Mattel common stock. The description and terms of the Mattel purchase rights are set forth in a Rights Agreement, dated as of February 7, 1992, between Mattel and BankBoston, N.A., formerly The First National Bank of Boston, as Rights Agent. If any person or group acquires beneficial ownership of 20% or more of the outstanding shares of Mattel common stock, each holder of a purchase right, other than purchase rights beneficially owned by the acquiring person, will generally have the right to receive upon exercise that number of shares of Mattel common stock having a market value of two times the exercise price of the purchase right. In addition, if at any time following the acquisition of 20% or more of the outstanding shares of Mattel common stock, Mattel is acquired in a merger or other transaction or 50% or more of its consolidated assets or earning power are sold, other than resulting from a qualifying offer, each holder of a purchase right will generally receive upon exercise that number of shares of common stock of the acquiring company which have market value of two times the exercise price of the purchase right. In connection with the consummation of Learning Company's merger with and into Mattel in May 1999, Mattel amended the rights agreement to include, for purposes of calculating the 20% threshold, the acquisition of exchangeable shares of its Canadian subsidiary, Softkey Software Products Inc.

(c) Upon the consummation of Learning Company's merger with and into Mattel on May 13, 1999, Mattel issued, in exchange for the one outstanding share of Learning Company special voting stock, one share of Mattel special voting preferred stock to CIBC Mellon Trust Company pursuant to Regulation S under the Securities Act of 1933, as amended. The share of special voting preferred stock is held of record by CIBC Mellon Trust Company as the trustee under a voting and exchange trust supplement pursuant to which each holder (other than Mattel, its subsidiaries and entities controlled by Mattel) of an exchangeable share of Mattel's Canadian subsidiary, Softkey Software Products Inc., is generally entitled to instruct the trustee to cast 1.2 votes in connection with all matters brought before holders of Mattel common stock for a vote.

     On June 8, 1999, Merrill Lynch, Pierce, Fenner & Smith Inc. exercised a warrant to purchase shares of Mattel common stock and Mattel issued 114,243 shares of common stock to Merrill Lynch under Section 3(a)(9) of the Securities Act of 1933, as amended. Because Merrill Lynch elected to utilize the "cashless exercise" provision of the warrant, Mattel received no cash consideration for the issuance of these shares.

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders of Mattel was held on May 7, 1999 for the purpose of approving the merger between Mattel and Learning Company. The merger was approved by the following vote:

       Shares Voted              Shares Voted              Shares                Broker
          "FOR"                   "AGAINST"             "ABSTAINING"           "NON-VOTE"
---------------------------------------------------------------------------------------------
       188,063,932                 9,518,648             6,557,469                 0

The Annual Meeting of Stockholders of Mattel was held on June 3, 1999 for the purpose of electing directors, approving the Amended and Restated Mattel Long-Term Incentive Plan and the material terms of its performance goals, and approving the appointment of independent accountants. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of management's nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:

                                                        Shares Voted                     Votes
                                                            "FOR"                      Withheld
----------------------------------------------------------------------------------------------------
Jill E. Barad                                          244,508,895                     4,106,025
Harold Brown                                           244,658,545                     4,106,025
Tully M. Friedman                                      244,757,985                     4,106,025
Joseph C. Gandolfo                                     244,814,893                     4,106,025
Ronald M. Loeb                                         241,501,339                     4,106,025
Ned Mansour                                            244,777,501                     4,106,025
Dr. Andrea Rich                                        244,694,035                     4,106,025
William D. Rollnick                                    244,755,080                     4,106,025
Christopher A. Sinclair                                244,854,922                     4,106,025
John L. Vogelstein                                     244,700,437                     4,106,025

The Amended and Restated Mattel Long-Term Incentive Plan and the material terms of its performance goals was approved by the following vote:

       Shares Voted              Shares Voted              Shares                Broker
          "FOR"                   "AGAINST"             "ABSTAINING"           "NON-VOTE"
---------------------------------------------------------------------------------------------
       236,274,731               11,060,401               1,220,403                   0

The proposal to appoint PricewaterhouseCoopers LLP as independent accountants for the Company for the year ending December 31, 1999 was ratified by the following vote:


       Shares Voted              Shares Voted              Shares                Broker
          "FOR"                   "AGAINST"             "ABSTAINING"           "NON-VOTE"
---------------------------------------------------------------------------------------------
       247,309,377              516,074                 730,084                   0

A stockholder proposal regarding the composition of the board of directors was included in the proxy statement dated April 26, 1999. The proposal was rejected by the following vote:

       Shares Voted              Shares Voted              Shares                Broker
          "FOR"                   "AGAINST"             "ABSTAINING"           "NON-VOTE"
---------------------------------------------------------------------------------------------
        53,054,081              143,020,997               3,324,697          49,155,759

A stockholder proposal regarding certain reports by the board of directors was included in the proxy statement dated April 26, 1999. The proposal was rejected by the following vote:

       Shares Voted              Shares Voted              Shares                Broker
          "FOR"                   "AGAINST"             "ABSTAINING"           "NON-VOTE"
---------------------------------------------------------------------------------------------
        9,459,726               178,650,740              11,286,763          49,158,305


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------

       11.0  Computation of Income (Loss) per Common and Common Equivalent Share
       27.0  Financial Data Schedule (EDGAR filing only)
       27.1  Restated Financial Data Schedule (EDGAR filing only)
       27.2  Restated Financial Data Schedule (EDGAR filing only)
       27.3  Restated Financial Data Schedule (EDGAR filing only)
       27.4  Restated Financial Data Schedule (EDGAR filing only)


     (b)  Reports on Form 8-K
          -------------------

       Mattel, Inc. filed the following Current Reports on Forms 8-K and 8-K/A during the quarterly period ended June 30, 1999:

       Date of Report                      Items Reported             Financial Statements Filed
------------------------------------------------------------------------------------------------------------

Form 8-K
     April 8, 1999                            5                                    None
     April 16, 1999                           5                                    None
     April 16, 1999                           7                                     Yes
     May 28, 1999                           2,7                                     Yes
     June 11, 1999                          5,7                                     Yes
     June 18, 1999                          5,7                                    None

Form 8-K/A
     June 9, 1999                           2,7                                     Yes

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the the undersigned thereunto duly authorized.

                                           MATTEL, INC.
                                           _______________________________
                                           (Registrant)


 Date:   As of August 16, 1999         By: /s/ Kevin M. Farr
         ---------------------             ________________________________
                                           Kevin M. Farr
                                           Senior Vice President and
                                           Corporate Controller
                                           (Chief Accounting Officer and Duly
                                           Authorized Officer of the Registrant)