Form 10-Q
period 1999-09-30
MATTEL INC /DE/
filed 1999-11-12
CIK 63276

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

            [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999

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

------------------------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------------

(Address of principal executive offices)                                                                                  (Zip Code)


(Registrant's telephone number, including area code)                                                                  (310) 252-2000

                                                    --------------------------------------------------------------------------------


(Former name, former address and former fiscal year,
if changed since last report)                                                                                                   None

                            --------------------------------------------------------------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]    No  [   ]


Number of shares outstanding of registrant's common stock as of November 4, 1999
               Common Stock - $1 par value - 420,777,356 shares

                        PART I -- FINANCIAL INFORMATION

                         Mattel, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                  Sept. 30,           Sept. 30,           Dec. 31,
(In thousands)                                                      1999                1998                1998
-----------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
  Cash                                                               $   92,714          $  377,385          $  469,213
  Accounts receivable, net                                            2,000,868           1,898,943           1,150,051
  Inventories                                                           742,704             808,555             644,270
  Prepaid expenses and other current assets                             471,147             377,053             371,772
-----------------------------------------------------------------------------------------------------------------------

    Total current assets                                              3,307,433           3,461,936           2,635,306
-----------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
  Land                                                                   35,580              37,138              35,113
  Buildings                                                             274,328             254,054             271,580
  Machinery and equipment                                               600,951             583,386             569,428
  Capitalized leases                                                     23,271              23,362              23,271
  Leasehold improvements                                                 63,196              95,190              98,400
-----------------------------------------------------------------------------------------------------------------------
                                                                        997,326             993,130             997,792

  Less: accumulated depreciation                                        459,772             433,822             422,020
-----------------------------------------------------------------------------------------------------------------------
                                                                        537,554             559,308             575,772

  Tools, dies and molds, net                                            190,387             183,383             187,349
-----------------------------------------------------------------------------------------------------------------------

  Property, plant and equipment, net                                    727,941             742,691             763,121
-----------------------------------------------------------------------------------------------------------------------

Other Noncurrent Assets
  Intangible assets, net                                              1,411,603           1,501,903           1,484,634
  Other assets                                                          288,880             272,854             264,324
-----------------------------------------------------------------------------------------------------------------------

                                                                     $5,735,857          $5,979,384          $5,147,385
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

                         Mattel, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Continued)


                                                                    Sept. 30,             Sept. 30,             Dec. 31,
(In thousands, except share data)                                      1999                 1998                  1998
----------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity

Current Liabilities
  Short-term borrowings                                                $  945,447            $  917,228           $  199,006
  Current portion of long-term liabilities                                133,285                13,769               33,666
  Accounts payable                                                        421,042               424,223              362,467
  Accrued liabilities                                                     792,830               822,121              748,837
  Income taxes payable                                                    194,162               280,257              299,058
----------------------------------------------------------------------------------------------------------------------------

    Total current liabilities                                           2,486,766             2,457,598            1,643,034
----------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
  Medium-term notes                                                       540,500               520,500              540,500
  Senior notes                                                            500,955               590,955              600,955
  Mortgage note                                                            42,542                43,154               43,007
  Other                                                                   159,932               143,362              149,086
----------------------------------------------------------------------------------------------------------------------------

    Total long-term liabilities                                         1,243,929             1,297,971            1,333,548
----------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Preferred stock, Series A $0.01 par value, $200.00
    liquidation preference per share, 0.8 million shares
    authorized, issued and outstanding at September 30,
    1998 and December 31, 1998, respectively                                    -                     8                    8
  Preferred stock, Series C $1.00 par value, $125.00
    liquidation preference per share, 0.8 million shares
    authorized, issued and outstanding at September 30,
    1998 and December 31, 1998, respectively                                    -                   772                  772
  Special voting preferred stock $1.00 par value, $10.00
    liquidation preference per share, one share authorized,
    issued and outstanding, representing the voting rights
    of 3.9 million, 5.3 million, and 5.2 million outstanding
    exchangeable shares, respectively                                           -                     -                    -
  Common stock $1.00 par value, 1.0 billion shares
    authorized; 432.8 million shares, 402.9 million shares,
    and 405.1 million shares issued, respectively                         432,766               402,900              405,114
  Additional paid-in capital                                            1,739,226             1,810,203            1,845,222
  Deferred compensation                                                         -               (12,588)             (12,265)
  Treasury stock at cost; 11.8 million shares, 10.2 million
    shares, and 14.3 million shares, respectively                        (389,551)             (351,474)            (495,347)
  Retained earnings                                                       458,524               588,924              625,197
  Accumulated other comprehensive loss                                   (235,803)             (214,930)            (197,898)
----------------------------------------------------------------------------------------------------------------------------

    Total stockholders' equity                                          2,005,162             2,223,815            2,170,803
----------------------------------------------------------------------------------------------------------------------------

                                                                       $5,735,857            $5,979,384           $5,147,385
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

                         Mattel, Inc. and Subsidiaries
                      Consolidated Statement of Operations


                                                                       For the                        For the
                                                                  Three Months Ended             Nine Months Ended
                                                            ---------------------------------------------------------
                                                                Sept. 30,    Sept. 30,        Sept. 30,     Sept. 30,
(In thousands, except per share amounts)                          1999          1998            1999          1998
---------------------------------------------------------------------------------------------------------------------
Net Sales                                                      $1,825,247    $1,884,843      $3,744,360    $3,802,852

Cost of sales                                                     957,961       888,753       1,926,076     1,857,634
---------------------------------------------------------------------------------------------------------------------

Gross Profit                                                      867,286       996,090       1,818,284     1,945,218

Advertising and promotion expenses                                296,436       281,726         549,670       535,931
Other selling and administrative expenses                         331,934       278,059         836,562       783,553
Amortization of intangibles                                        22,765        20,674          65,193       103,365
Charge for incomplete technology                                        -             -               -        56,826
Restructuring and other charges                                         -        97,088         348,889       133,205
Interest expense                                                   41,019        42,346         102,463        83,609
Other (income) expense, net                                          (846)        8,870          (8,845)       (1,199)
---------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                                 175,978       267,327         (75,648)      249,928
Provision (benefit) for income taxes                               40,645        98,593         (11,696)      132,573
---------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                 135,333       168,734         (63,952)      117,355
Less: preferred stock dividend requirements                             -         1,990           3,980         5,970
---------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Applicable to Common Shares                  $  135,333    $  166,744      $  (67,932)   $  111,385
=====================================================================================================================

Basic Income (Loss) Per Common Share

Net income (loss)                                              $     0.32    $     0.42      $    (0.17)   $     0.29
=====================================================================================================================

Weighted average number of common shares                          425,148       399,218         410,316       387,020
=====================================================================================================================

Diluted Income (Loss) Per Common Share

Net income (loss)                                              $     0.32    $     0.39      $    (0.17)   $     0.27
=====================================================================================================================

Weighted average number of common and common
   equivalent shares                                              429,455       435,123         410,316       419,870
=====================================================================================================================

Dividends Declared Per Common Share                            $     0.09    $     0.08      $     0.26    $     0.23
=====================================================================================================================

The accompanying notes are an integral part of these financial statements.

Consolidated results for all periods presented have been restated retroactively for the effects of the May 1999 merger with Learning Company, accounted for as a pooling of interests. See Note 11.

                         Mattel, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows


                                                                                             For the Nine Months Ended
                                                                                          ----------------------------------
                                                                                          Sept. 30,            Sept. 30,
(In thousands)                                                                               1999                 1998
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net (loss) income                                                                           $ (63,952)         $   117,355
    Adjustments to reconcile net (loss) income to net cash flows from operating activities:
      Noncash restructuring and integration charges                                              68,771               22,981
      Depreciation                                                                              146,174              129,384
      Amortization                                                                               67,537              105,272
      Charges for incomplete technology                                                               -               56,826
      (Decrease) increase from changes in assets and liabilities:
         Accounts receivable                                                                   (879,631)            (610,494)
         Inventories                                                                           (110,756)            (231,991)
         Prepaid expenses and other current assets                                             (122,402)             (30,305)
         Accounts payable, accrued liabilities and income taxes payable                          (7,609)              12,059
         Deferred income taxes                                                                    9,605               (4,332)
         Other, net                                                                               5,233               (2,489)
----------------------------------------------------------------------------------------------------------------------------
  Net cash flows used for operating activities                                                 (887,030)            (435,734)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Purchases of tools, dies and molds                                                            (81,491)             (82,865)
  Purchases of other property, plant and equipment                                              (71,936)            (130,218)
  Payment for acquisitions, net of cash acquired                                                 (5,664)            (881,222)
  Proceeds from sale of business and other property, plant and equipment                          2,303               14,704
  Investment in other long-term assets                                                          (20,859)              (7,483)
  Other, net                                                                                     (1,399)              (1,591)
----------------------------------------------------------------------------------------------------------------------------
  Net cash flows used for investing activities                                                 (179,046)          (1,088,675)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Short-term borrowings, net                                                                    760,751              826,675
  Proceeds from issuance of notes                                                                     -              300,000
  Proceeds from issuance of special warrants                                                          -              134,346
  Payments of long-term debt                                                                          -             (106,475)
  Exercise of stock options including related tax benefit                                        71,981              140,800
  Purchase of treasury stock                                                                    (51,047)            (198,268)
  Payment of dividends on common and preferred stock                                            (87,791)             (72,539)
  Other, net                                                                                     (1,777)              (4,220)
----------------------------------------------------------------------------------------------------------------------------
  Net cash from financing activities                                                            692,117            1,020,319
----------------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                                          (2,540)              (2,428)
----------------------------------------------------------------------------------------------------------------------------
(Decrease) in Cash                                                                             (376,499)            (506,518)
Cash at Beginning of Period                                                                     469,213              883,903
----------------------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                                         $  92,714          $   377,385
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

                         Mattel, Inc. and Subsidiaries
                  Notes to Consolidated Financial Information


1. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The Learning Company division's fiscal year is the 52 or 53 weeks ending on or after December 31. Therefore, the financial results of the Learning Company division included within the accompanying consolidated financial statements and related disclosures are as of and for the periods ended October 2, 1999 and October 3, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation of Mattel, Inc. and its subsidiaries' ("Mattel") financial position and interim results as of and for the periods presented have been included. Financial data for all periods presented reflect the retroactive effect of the merger, accounted for as a pooling of interests, with The Learning Company, Inc. consummated in May 1999. See Note 11. Certain amounts in the financial statements for prior periods have been reclassified to conform with the current period's presentation. Because Mattel's business is seasonal, results for interim periods are not necessarily indicative of those which may be expected for a full year.

2. The financial information included herein should be read in conjunction with Mattel's consolidated financial statements and related notes in its 1998 Annual Report to Stockholders filed on Forms 10-K and 10-K/A and its supplementary consolidated financial statements and related notes for the years ended December 31, 1998, 1997 and 1996 filed on Form 8-K on June 11, 1999.

3. Accounts receivable are shown net of allowances of $176.0 million (September 30, 1999), $79.3 million (September 30, 1998), and $125.1 million (December 31, 1998).

4.  Inventories are comprised of the following:

(In thousands)                                             Sept. 30, 1999         Sept. 30, 1998         Dec. 31, 1998
--------------------------------------------------------------------------------------------------------------------------
Raw materials and work in progress                                  $ 70,918               $ 69,417               $ 48,473
Finished goods                                                       671,786                739,138                595,797
--------------------------------------------------------------------------------------------------------------------------
                                                                    $742,704               $808,555               $644,270
==========================================================================================================================

5.   Intangibles, net include the following:

(In thousands)                                             Sept. 30, 1999         Sept. 30, 1998         Dec. 31, 1998
--------------------------------------------------------------------------------------------------------------------------
Goodwill, net                                                     $1,291,239             $1,343,461             $1,335,183
Other                                                                120,364                158,442                149,451
--------------------------------------------------------------------------------------------------------------------------
                                                                  $1,411,603             $1,501,903             $1,484,634
==========================================================================================================================

6.  Senior notes include the following:

(In thousands)                                             Sept. 30, 1999         Sept. 30, 1998         Dec. 31, 1998
--------------------------------------------------------------------------------------------------------------------------
5-1/2% due 2000                                                     $200,955               $190,955               $200,955
6-3/4% due 2000                                                            -                100,000                100,000
6% due 2003                                                          150,000                150,000                150,000
6-1/8% due 2005                                                      150,000                150,000                150,000
--------------------------------------------------------------------------------------------------------------------------
                                                                    $500,955               $590,955               $600,955
==========================================================================================================================

7.  Comprehensive (loss) income is as follows:

                                                                                    For the Nine Months Ended
                                                                        ---------------------------------------------
(In thousands)                                                               Sept. 30, 1999         Sept. 30, 1998
---------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                                   $ (63,952)               $117,355
Unrealized gain on securities:
  Unrealized holding gains (losses) arising during the period                           2,800                    (425)
  Less: reclassification adjustment for realized gains
    included in net loss                                                              (11,143)                      -
Currency translation adjustments                                                      (29,562)                 (4,039)
---------------------------------------------------------------------------------------------------------------------
  Total comprehensive (loss) income                                                 $(101,857)               $112,891
=====================================================================================================================

8.  Supplemental disclosure of cash flow information is as follows:

                                                                                      For the Nine Months Ended
                                                                          ----------------------------------------------
(In thousands)                                                                  Sept. 30, 1999         Sept. 30, 1998
------------------------------------------------------------------------------------------------------------------------
Cash payments during the period:
  Interest                                                                                $91,334                $65,799
  Income taxes                                                                             57,935                 82,938

Noncash investing and financing activities during the period:
  Common stock issued for acquisitions:
    Settlement of earn-out agreements                                                     $ 5,547                $ 5,573
    Sofsource, Inc.                                                                             -                 45,000
    Mindscape, Inc.                                                                             -                 30,000
  Conversion of 5-1/2% senior notes                                                             -                 96,695
------------------------------------------------------------------------------------------------------------------------

9. In the current quarter, the board of directors declared cash dividends of $0.09 per common share, compared to $0.08 per common share in the 1998 third quarter.

10. Basic income (loss) per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares and common shares obtainable upon the exchange of the exchangeable shares of Mattel's Canadian subsidiary, Softkey Software Products Inc., outstanding during each period. Earnings available to common stockholders represent reported net income (loss) less preferred stock dividend requirements.

    Diluted income (loss) per common share is computed by dividing diluted earnings available to common stockholders by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Mattel's Canadian subsidiary Softkey Software Products Inc., and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, and conversion of dilutive preferred stock and convertible debt, as applicable. Diluted earnings available to common stockholders represent earnings available to common stockholders plus preferred stock dividend requirements and interest savings resulting from the assumed conversion of dilutive securities. Diluted earnings per share presented for the nine months ended September 30, 1999 is the same as basic earnings per share due to Mattel's net loss position. Premium price stock options totaling 18.6 million, other nonqualified stock options totaling
    19.2 million and convertible debt were excluded from the calculation of diluted earnings per share in the 1999 third quarter because they were anti-dilutive. Premium price stock options totaling 18.7 million and convertible debt were excluded from the calculation of diluted earnings per share in the 1998 third quarter because they were anti-dilutive. Premium price stock options totaling 18.0 million, Series C preferred stock and convertible debt were excluded from the calculation of diluted earnings per shares for the nine months ended September 30, 1998 because they were anti-dilutive.

11. Pursuant to an Agreement and Plan of Merger, dated as of December 13, 1998, a merger was consummated between Mattel and Learning Company on May 13, 1999. The stock-for-stock transaction was approved by the stockholders of each company, after which Learning Company was merged with and into Mattel, with Mattel being the surviving corporation. Each share of Learning Company Series A Preferred Stock was converted into 20 shares of Learning Company common stock immediately prior to the consummation of the merger. Pursuant to the merger agreement, each outstanding share of Learning Company common stock was converted into 1.2 shares of Mattel common stock upon consummation of the merger. As a result, approximately 126 million Mattel common shares were issued in exchange for all shares of Learning Company common stock outstanding as of the merger date. The outstanding share of Learning Company special voting stock was converted into one share of Mattel Special Voting Preferred Stock. Each outstanding exchangeable share of Learning Company's Canadian subsidiary, Softkey Software Products Inc., remains outstanding, but upon consummation of the merger became exchangeable for
    1.2 shares of Mattel common stock.

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

    Selected financial information for the combining entities included in the consolidated statements of operations for the nine month period ended September 30, 1998 is shown below. Although the merger was effective on May 13, 1999, interim financial information for the combining companies was not available as of that date; therefore, information for and as of March 31, 1999 has been presented.

                                               For the Period Ended
                                    ---------------------------------------
                                           March 31,           Sept. 30,
(In thousands)                               1999                1998
---------------------------------------------------------------------------
Net sales
  Mattel                                       $692,116          $3,238,810
  Learning Company                              186,843             564,042
---------------------------------------------------------------------------
    Combined                                   $878,959          $3,802,852
===========================================================================


Net (loss) income
  Mattel                                       $(17,856)         $  272,718
  Learning Company (a)                           22,905            (155,363)
---------------------------------------------------------------------------
    Combined                                   $  5,049          $  117,355
===========================================================================


    (a) The (benefit) provision for income taxes has been adjusted by $(0.6) million and $11.0 million in 1999 and 1998, respectively, to reflect the reduction of valuation allowances established in Learning Company's historical financial statements resulting in the recognition of estimated benefits of net operating losses incurred by Learning Company.

12. During the second quarter of 1999, Mattel completed its merger with Learning Company and finalized a previously announced plan of restructuring and integration. These actions, along with other one-time events, resulted in a non-recurring pre-tax charge against operations of $345.0 million, $267.0 million after tax or $0.65 per share. Of the total pre-tax charge, approximately $276 million represents cash expenditures.

    The restructuring and integration plan, expected to be substantially complete by June 2000, provides for the consolidation and realignment of Mattel's operations. The plan is aimed at leveraging global resources in areas of manufacturing, marketing and distribution, eliminating duplicative functions worldwide and achieving improved operating efficiencies. The following are the major restructuring and integration initiatives:

       .  Consolidation of the Infant and Preschool businesses;
       . Consolidation of the domestic and international back-office functions; . Consolidation of direct marketing operations;
       .  Realignment of the North American sales force;
       . Termination of various international distributor contracts; and . Closure of four higher cost manufacturing facilities.

  Components of the restructuring and other non-recurring charges recorded in the second quarter of 1999 and amounts incurred through September 30, 1999 are as follows:

                                                                    Total Charge                       Balance
                                                                      June 30,          Amount        Sept. 30,
(In millions)                                                          1999            Incurred         1999
---------------------------------------------------------------------------------------------------------------
Severance and other compensation                                         $108            $ 23              $ 85
Distributor, license and other contract terminations                       57              39                18
Writedown of assets                                                        42              42                 -
Lease termination costs                                                    22               -                22
---------------------------------------------------------------------------------------------------------------
  Total restructuring costs and asset writedowns                          229             104               125
Merger-related transaction and other costs                                 86              73                13
Other non-recurring charges                                                30              12                18
---------------------------------------------------------------------------------------------------------------
  Total restructuring, asset writedowns and other
    charges                                                              $345            $189              $156
===============================================================================================================

  Severance and other compensation costs relate to the termination of approximately 4,100 employees around the world. Approximately 3,200 of these employees are hourly workers located in certain of Mattel's manufacturing facilities, of which approximately 2,200 were employed in the manufacturing facility in Kuala Lumpur, which ceased operations in September 1999. The remainder of the work force reductions consists of downsizing sales and marketing groups in the US, Europe and Asia-Pacific regions as well as the elimination of duplicate administrative personnel following the consolidation of back-office functions, the majority of which are in Europe. As of September 30, 1999, approximately $23 million had been paid to nearly 2,500 terminated employees. Cash severance payments will extend beyond the completion of the workforce reductions due to the severance payment options available to affected employees.

  Mattel terminated its sponsorship agreements related to certain attractions for a total cost of $37.5 million, inclusive of the writeoff of related capitalized costs. The cash portion of this charge was paid as of July 1999. Mattel also recognized a $19.5 million charge, mainly related to settlements for termination of certain foreign distributor agreements in conjunction with the realignment of its sales and distribution network.

  Mattel's restructuring plan resulted in the impairment of certain long-lived assets related to the operations being closed. The sum of the undiscounted future cash flows of these assets was not sufficient to cover the carrying amount of these assets. As a result, these long-lived assets were written down to fair market value and will be depreciated over their remaining useful lives. Fair value of the impaired assets was determined by either third-party appraisals or past experience in disposing of similar assets. Buildings and, to the extent possible, equipment will be sold while the remainder of the impaired assets will be abandoned when taken out of service. Nearly all of the revenue-generating activities related to these assets will continue as a result of more effective utilization of other assets. A significant portion of the fixed asset writedowns is concentrated in the Operations and Learning Company segments. Two of the four manufacturing facilities ceased production during the third quarter of 1999. In addition, other asset writeoffs include approximately $10 million of goodwill related to a recently acquired software business, which was closed following the merger with Learning Company.

     Lease termination costs include penalties imposed upon canceling existing leases and future obligations under long-term rental agreements at facilities being vacated following the merger and realignment.

     Merger-related transaction costs consist of investment banking fees, legal, accounting and printing costs, registration fees and other costs recognized in connection with the merger. Also included in this amount are the contractual change of control payments arising from the merger. The majority of all merger-related transaction costs were paid during the second quarter of 1999.

     Other non-recurring charges include an additional $16.0 million related to the October 1998 recall of Mattel's Power Wheels(R) vehicles and $14.0 million for environmental remediation costs related to a manufacturing facility on a leased property in Beaverton, Oregon, based on the completion and approval of the remediation plan and feasibility study.

13. On June 16, 1999, Mattel issued a notice to holders of its Series C Mandatorily Convertible Redeemable Preferred Stock and to the holders of the related Depositary Shares informing them of Mattel's optional redemption of these securities on July 1, 1999. On that date, each share of Series C Preferred Stock was redeemed in exchange for 10.015914 shares of Mattel common stock, and each Depositary Share was redeemed in exchange for
     0.400637 shares of Mattel common stock. Dividends on the Series C Preferred Stock and the related Depositary Shares ceased to accrue on July 1, 1999.

14. During 1998, Mattel acquired Pleasant Company and Bluebird Toys PLC, while Learning Company acquired Mindscape, Inc. and Sofsource, Inc. These acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired companies have been included in Mattel's consolidated financial statements from their respective dates of acquisition.

     The unaudited pro forma results of operations for the 1998 acquisitions accounted for using the purchase method of accounting for the nine month period ended September 30, 1998 are as follows:

                                                                                  Acquired           Pro Forma
(In thousands, except per share data)                         Mattel             Companies           Combined
---------------------------------------------------------------------------------------------------------------
Net sales                                                   $3,802,852           $ 103,862           $3,906,714
Income (loss) before extraordinary item                        117,355            (102,175)              15,180
Net income (loss)                                              117,355            (102,175)              15,180
Basic income per share                                            0.29                                     0.02
Diluted income per share                                          0.27                                     0.02
---------------------------------------------------------------------------------------------------------------

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

15. Mattel's reportable segments are separately managed business units and include toy marketing, toy manufacturing, and consumer software sales and development. The toy marketing segment is divided on a geographic basis between domestic and international. The domestic toy marketing segment is further divided into USA Toys, US Fisher-Price/Tyco Preschool and Other. USA Toys principally sells products in the Girls, Entertainment and Wheels categories, while US Fisher-Price/Tyco Preschool principally sells Infant and Preschool products. The Other toy segment is principally involved in selling specialty products in the Girls category. The international toy marketing segment sells products in all categories. The consumer software segment is comprised of educational and entertainment products developed and sold by Learning Company on a worldwide basis. Mattel's toy manufacturing segment, Operations, manufactures toy products, which are sold to the marketing segments based on intercompany transfer prices. Such prices are based on manufacturing costs plus a profit margin. Toy segment revenues do not include sales adjustments such as trade discounts and other allowances. However, such adjustments are included in the determination of segment profit (loss) from operations. Segment profit (loss) from operations represents income before restructuring and other charges, interest expense, and provision (benefit) for income taxes as reported in the consolidated statements of operations. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

Revenues                                            For the Three Months Ended     For the Nine Months Ended
                                                ------------------------------------------------------------
                                                     Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
(In thousands)                                         1999            1998           1999           1998
------------------------------------------------------------------------------------------------------------
Toy Marketing
  USA Toys                                           $  821,859     $  841,880     $1,489,198     $1,569,583
  US Fisher-Price/Tyco Preschool                        307,552        298,723        637,666        673,765
  Other segments                                         50,441         52,774        138,344         66,918
  International                                         550,338        590,074      1,077,085      1,142,880
Learning Company                                        194,956        212,723        605,318        564,042
Operations                                              546,910        514,555      1,034,291      1,143,912
------------------------------------------------------------------------------------------------------------
  Segment total                                       2,472,056      2,510,729      4,981,902      5,161,100
Elimination of intersegment sales                      (546,910)      (514,154)    (1,034,291)    (1,141,786)
Sales adjustments                                       (99,899)      (111,732)      (203,251)      (216,462)
------------------------------------------------------------------------------------------------------------
  Net sales                                          $1,825,247     $1,884,843     $3,744,360     $3,802,852
============================================================================================================

Operating Profit (Loss)                             For the Three Months Ended     For the Nine Months Ended
                                                ------------------------------------------------------------
                                                     Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
(In thousands)                                         1999            1998           1999           1998
------------------------------------------------------------------------------------------------------------
Toy Marketing
  USA Toys                                            $ 160,912       $185,289      $ 216,452      $ 281,602
  US Fisher-Price/Tyco Preschool                         44,637         46,444         56,107         72,314
  Other segments                                        (10,302)        (7,270)       (34,592)        (9,470)
  International                                          83,166        105,448         67,884        110,018
Learning Company                                       (132,548)        54,517        (22,296)        40,934
Operations                                               97,336         59,797        163,120        121,342
------------------------------------------------------------------------------------------------------------
  Segment total                                         243,201        444,225        446,675        616,740
Restructuring and other charges                               -        (97,088)      (348,889)      (133,205)
Charge for incomplete technology                              -              -              -        (56,826)
Interest expense                                        (41,019)       (42,346)      (102,463)       (83,609)
Corporate and other                                     (26,204)       (37,464)       (70,971)       (93,172)
------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes                   $ 175,978       $267,327      $ (75,648)     $ 249,928
============================================================================================================


Assets
                                                             Sept. 30,           Sept. 30,
(In thousands)                                                 1999                1998
---------------------------------------------------------------------------------------------
Toy Marketing
  USA Toys                                                     $  903,156          $1,039,917
  US Fisher-Price/Tyco Preschool                                  388,090             439,425
  Other segments                                                  127,424             117,107
  International                                                   886,985             900,045
Learning Company                                                  382,990             161,754
Operations                                                         82,002              93,416
---------------------------------------------------------------------------------------------
  Segment total                                                 2,770,647           2,751,664
Corporate and other                                               (27,075)            (44,166)
---------------------------------------------------------------------------------------------
  Accounts receivable and inventories, net                     $2,743,572          $2,707,498
=============================================================================================

16. Following Mattel's announcement on October 4, 1999, that it expected an earnings shortfall at its Learning Company division in the third quarter of 1999, several of Mattel's stockholders filed purported class action complaints in the United States District Courts for the Central District of California, the Southern District of New York, and the District of Massachusetts, naming Mattel and certain of its officers and directors as defendants. The complaints generally allege, among other things, that defendants made false or misleading statements that artificially inflated the price of Mattel common stock by overstating the revenues and net income of Mattel and Learning Company and by falsely representing that the Learning Company merger would be immediately accretive to Mattel's 1999 and 2000 financial results.

    In addition, a Mattel stockholder filed a derivative complaint on behalf and for the benefit of Mattel in the Superior Court of the State of California, County of Los Angeles. The complaint alleges that Mattel's directors breached their fiduciary duties, wasted corporate assets and grossly mismanaged Mattel in connection with Mattel's merger with Learning Company and seeks both monetary and injunctive relief.

    Mattel believes the lawsuits are without merit and intends to defend them vigorously.

                         Mattel, Inc. and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Cautionary Statement

Certain expectations and projections regarding the future performance of Mattel, Inc. and its subsidiaries ("Mattel") discussed in this quarterly report are forward-looking and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial, and economic data along with Mattel's operating plans and are subject to certain future events and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "should", "expect", "anticipate", "estimate", "project", "continue", "plans", "intends" or other similar terminology. Management cautions you that the following factors, among others, could cause Mattel's actual consolidated results of operations and financial position in 1999 and thereafter to differ significantly from those expressed in forward-looking statements:

Marketplace Risks
- Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of Mattel's products
- Significant changes in the buying patterns of major customers, such as the recent shift by some retailers to just-in-time inventory management, which may limit Mattel's ability to accurately forecast reorders or cause a decrease in sales after related expenses have already been incurred
- Dependence on the timely development, introduction and customer acceptance of new products, which may affect Mattel's ability to successfully redesign, restyle and extend existing core products and product lines and successfully bring new products to market
- Significant changes in the play patterns of children, whereby they are increasingly attracted to more developmentally advanced products at younger ages, which may affect brand loyalty and the perceived value of and demand for Mattel's products
- Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of Mattel's products and the costs associated with manufacturing and distributing these products
- Further slowdown in the growth rate of sales in the CD-ROM market and increased competitive pressure from the internet and other new technologies, which may negatively affect the market for existing CD-ROM products
Financial Considerations
-  Currency fluctuations, which may affect Mattel's reportable income
- Significant changes in interest rates, both domestically and internationally, which may negatively affect Mattel's cost of financing both its operations and investments
Merger-Related Risks
- Difficulty integrating the operations of The Learning Company, Inc. ("Learning Company") into Mattel following the May 1999 merger, which may impede Mattel's ability to achieve savings or operating synergies from the merger

Year 2000 Compliance
- Potential inability of computer systems or software products used by Mattel and/or its customers and suppliers to properly recognize and process date-sensitive information beyond January 1, 2000, which may result in an interruption in normal business operations of Mattel, its suppliers and customers
Other Risks
- Inability to achieve cost savings expected as part of restructuring activities, which may result in higher than expected costs following such restructurings
- Inability to successfully complete licensing and e-commerce deals in a timely fashion, which may reduce Mattel's ability to realize the full value of its intellectual property rights
- Development of new technologies, including the Internet, which may create new risks to Mattel's ability to protect its intellectual property rights
- Changes in laws or regulations, both domestically and internationally, including those affecting consumer products, environmental activities or trade restrictions, which may lead to increased costs or interruption in normal business operations of Mattel
- Current and future litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of Mattel
- Other factors and risks that may be described from time to time in Mattel's public announcements and filings with the Securities and Exchange Commission

Summary

Mattel designs, manufactures, and markets a broad variety of children's products on a worldwide basis through both sales to retailers and direct to consumers. Additionally, Mattel develops and markets consumer software for home personal computers largely through its Learning Company division. Mattel's business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines and to expand its marketing capability.

Mattel plans to continue to focus on its portfolio of brands that have fundamental play patterns and have historically had worldwide appeal, have been sustainable, and have delivered consistent profitability. Mattel's portfolio of brands can be grouped into the following categories:

Girls - including Barbie(R) fashion rolls and accessories, collector dolls, American Girl(R), Cabbage Patch Kids(R), and Polly Pocket(R)
Infant and Preschool - including Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R), See `N Say(R), Magna Doodle(R), View-Master(R), and Blue's Clues(R)
Wheels - including Hot Wheels(R), Matchbox(R), Tyco(R) Electric Racing, and Tyco(R) Radio Control
Entertainment - including Disney, Nickelodeon(R), games, and puzzles
Consumer Software - including Reader Rabbit(R), Carmen Sandiego(TM), The Oregon Trail(R), and Myst(R)

Mattel's business is seasonal, and, therefore, results of operations are comparable only with corresponding periods.

Results of Operations - Third Quarter

Consolidated Results

Net income for the third quarter of 1999 was $135.3 million or $0.32 per diluted share as compared to net income of $168.7 million or $0.39 per diluted share in the third quarter of 1998. Profitability in the third quarter of 1999 was negatively impacted by Learning Company distributor and retailer returns and allowances of approximately $58 million; increased bad debt reserves of approximately $56 million, including $35 million related to one of Learning Company's major distributors; and Mattel's decision not to complete a significant Learning Company e-commerce and licensing transaction which was expected to generate approximately $60 million in pre-tax earnings. Third quarter 1998 results of operations were negatively impacted by non-recurring charges, including restructuring and other charges of $59.1 million related to 1998 acquisitions and a $38.0 million charge for the voluntary recall of Power Wheels(R) battery-powered ride-on vehicles. Total non-recurring charges of approximately $65 million, net of taxes, impacted the 1998 third quarter earnings by $0.15 per share.

                                                          For the Three Months Ended
                                                ------------------------------------------
                                                            Sept. 30,             Sept. 30,
                                                                1999                 1998
------------------------------------------------------------------------------------------
Net sales                                                        100%                  100%
==========================================================================================
Gross profit                                                    47.5%                 52.8%
Advertising and promotion expenses                              16.2                  14.9
Other selling and administrative expenses                       18.2                  14.8
Amortization of intangibles                                      1.2                   1.1
Restructuring and other charges                                    -                   5.1
Other (income) expense, net                                        -                   0.5
------------------------------------------------------------------------------------------
Operating profit                                                11.9                  16.4
Interest expense                                                 2.2                   2.2
------------------------------------------------------------------------------------------
Income before income taxes                                       9.7%                 14.2%
==========================================================================================

Net sales in the third quarter of 1999 decreased 3% to $1,825.2 million, from $1,884.8 million in 1998. Sales to customers within the US decreased 2% and accounted for 71% and 70% of consolidated sales in the 1999 and 1998 third quarters, respectively. Sales to customers outside the US decreased 7% from the year ago quarter, largely impacted by lower sales in Europe. Mattel is currently working on an extensive market-specific strategy with the goal of improving sales of its core product lines in the International markets.


Sales in the Girls category decreased 9% as a result of a decline in Barbie(R) sales, partially offset by an increase in sales of American Girl(R) products. Sales in the Infant and Preschool category declined 1%, mainly due to a decrease in Power Wheels(R) sales. This decrease was largely offset by increased sales of core Fisher-Price(R) products and Sesame Street(R) products. Sales of Wheels products increased 12%, demonstrating continued strength across Hot Wheels(R), Matchbox(R), and Tyco(R) Radio Control. Sales of Entertainment products, including Disney and Nickelodeon(R), decreased 4% due to fewer properties introduced this year versus the same quarter last year. Sales of Learning Company consumer software products decreased 8%, mainly due to higher than expected product returns resulting from a weakness in the CD-ROM market and disruption of Learning Company's distribution channels associated with Mattel's merger with Learning Company. This decrease was partially offset by an increase in licensing revenues. Licensing revenues grew from approximately $11 million in the third quarter of 1998 to $25 million in the third quarter of 1999, largely generated from a licensing agreement with Genealogy.com.

Gross profit, as a percentage of net sales, was 47.5% in the third quarter of 1999, down from 52.8% in the third quarter of 1998 largely due to lower profit margin at Learning Company as a result of distributor and retailer returns and allowances, overall change in product mix, and slightly higher product costs due to strengthening currencies in countries where Mattel manufactures its products. As a percentage of net sales, advertising and promotion expenses increased from 14.9% in the third quarter of 1998 to 16.2% in the third quarter of 1999 mainly as a result of higher rebates offered to consumers on Learning Company products. Other selling and administrative expenses increased to 18.2% of net sales in the third quarter of 1999 from 14.8% in the third quarter of 1998 primarily due to increased Learning Company bad debt expense.

Business Segment Results


Mattel's reportable segments are separately managed business units and include toy marketing, toy manufacturing, and consumer software sales and development. The toy marketing segment is divided on a geographic basis between domestic and international. The domestic toy marketing segment is further divided into USA Toys, US Fisher-Price/Tyco Preschool and Other. USA Toys principally sells products in the Girls, Entertainment and Wheels categories, while US Fisher-Price/Tyco Preschool principally sells Infant and Preschool products. The Other toy segment is principally involved in selling specialty products in the Girls category. The international toy marketing segment sells products in all categories. The consumer software segment is comprised of educational and entertainment products developed and sold by Learning Company on a worldwide basis.

The USA Toys segment sales decreased $20.0 million as a result of lower sales of Entertainment products, partially offset by increased sales of Wheels products. The US Fisher-Price/Tyco Preschool segment sales grew by $8.8 million, largely due to higher sales of core Fisher-Price(R) products, partially offset by lower sales of Power Wheels(R) products. Sales in the Other segment decreased $2.3 million. The International segment sales decreased $39.7 million due to lower sales of Barbie(R) and Infant and Preschool products, partially offset by increased sales of Wheels products. The Learning Company segment sales decreased $17.8 million mainly due to higher than expected product returns resulting from a weakness in the CD-ROM market and disruption of Learning Company's distribution channels associated with Mattel's merger with Learning Company. This decrease was partially offset by an increase in licensing revenues. Licensing revenues grew from approximately $11 million in the third quarter of 1998 to $25 million in the third quarter of 1999, largely generated from a licensing agreement with Genealogy.com.

The USA Toys segment operating profit declined $24.4 million to $160.9 million and the International segment operating profit decreased $22.3 million to $83.2 million, largely due to lower sales volume as well as an unfavorable shift in product mix and slightly higher product costs due to strengthening currencies. The US Fisher-Price/Tyco Preschool segment operating profit decreased $1.8 million to $44.6 million. The Other segment incurred an operating loss of $10.3 million in the third quarter of 1999 compared to a $7.3 million loss in the third quarter of 1998. The Learning Company segment realized a loss of $132.5 million in the third quarter of 1999 compared to a profit of $54.5 million in the third quarter of 1998. A slowdown in the growth rate of sales in the CD-ROM industry, increased competitive pressures, and disruption of Learning Company's distribution channels associated with Mattel's merger with Learning Company, caused Learning Company revenue to fall substantially below Mattel's projections for the third quarter of 1999 as well as the comparable quarter of 1998. In addition, anticipated revenue related to a significant e-commerce and licensing transaction was not realized because Mattel determined that the terms of the transaction would not be in the best interests of Mattel and its stockholders. Mattel views e-commerce and licensing transactions to be a significant source of potential revenues for Mattel, including its Learning Company division, and intends to continue to seek to consummate such transactions.

Learning Company revenue and operating expenses for the third quarter of 1999 also were impacted by significant adjustments resulting from the following changes in accounting estimates:

(In millions)
----------------------------------------------------------------------------------------
Increased provision for returns and other customer deductions                       $ 58
Increased provision for doubtful accounts and other account
 receivable writeoffs                                                                 56
Other                                                                                 18
----------------------------------------------------------------------------------------
  Total                                                                             $132
========================================================================================

During the third quarter of 1999, Mattel reevaluated the required allowance for returns in light of higher than normal returns and other deductions taken by distributors and certain major retail customers of Learning Company. Mattel believes it was necessary to increase the allowance primarily because of a slowdown in the CD-ROM industry sell-through identified in the third quarter of 1999, and because Mattel reassessed its plans for the use of distributors in the United States. The increased provision for doubtful accounts includes $35 million related to the worsening financial condition of one of Learning Company's largest distributors. Mattel expects that Learning Company will not return to substantial profitability in the fourth quarter primarily due to an industry-wide slowdown in CD-ROM sales and because Mattel has reassessed its plans for the use of distributors in the United States.

Results of Operations - Nine Months

Consolidated Results

Net loss for the first nine months of 1999 was $64.0 million or $0.17 per diluted share as compared to a net income of $117.4 million or $0.27 per diluted share in the first nine months of 1998. Profitability in the first nine months of 1999 was negatively impacted by restructuring and other charges totaling $348.9 million related to the Mattel restructuring plan, the merger and integration of Learning Company, and other non-recurring charges. Additionally, the first nine months results were negatively impacted by third quarter Learning Company distributor and retailer returns and allowances of approximately $58 million; increased bad debt reserves of approximately $56 million, including $35 million related to one of Learning Company's major distributors; and Mattel's decision not to complete a significant Learning Company licensing agreement which was expected to generate approximately $60 million in pre-tax earnings. Results of operations for the first nine months of 1998 were negatively impacted by a $56.8 million in-process technology writeoff related to the acquisition of Mindscape, Inc. in March 1998, restructuring and other charges of $95.2 million related to 1998 acquisitions, and a $38.0 million charge related to the voluntary recall of Power Wheels(R) battery-powered ride-on vehicles. Total non-recurring charges of approximately $270 million, net of taxes, impacted the 1999 nine month earnings by $0.66 per share. Total non-recurring charges of approximately $147 million, net of taxes, impacted the 1998 nine month earnings by $0.35 per share.

                                                          For the Nine Months Ended
                                                ------------------------------------------
                                                       Sept. 30,             Sept. 30,
                                                          1999                 1998
------------------------------------------------------------------------------------------
Net sales                                                        100%                  100%
==========================================================================================
Gross profit                                                    48.5%                 51.2%
Advertising and promotion expenses                              14.7                  14.1
Other selling and administrative expenses                       22.3                  20.6
Amortization of intangibles                                      1.7                   2.7
Charge for incomplete technology                                   -                   1.5
Restructuring and other charges                                  9.3                   3.5
Other income, net                                               (0.2)                    -
------------------------------------------------------------------------------------------
Operating profit                                                 0.7                   8.8
Interest expense                                                 2.7                   2.2
------------------------------------------------------------------------------------------
(Loss) income before income taxes                              (2.0)%                  6.6%
==========================================================================================

Net sales in the first nine months of 1999 decreased 2% to $3,744.4 million, from $3,802.9 million in 1998. Sales to customers within the US remained unchanged and accounted for 72% and 71% of consolidated sales in the 1999 and 1998 nine months, respectively. Sales to customers outside the US decreased 6% in the first nine months of 1999 compared to the same period in 1998 largely impacted by lower sales in Europe.

Sales in the Girls category decreased 1% largely due to a decline in Barbie(R) sales, partially offset by incremental sales of American Girl(R) products resulting from the Pleasant Company acquisition. Pleasant Company was acquired in July 1998 and therefore the results of operations for the first nine months of 1998 only reflect three months of results. Sales in the Infant and Preschool category declined 10% largely due to last year's success of `Tickle Me Elmo' and decreased Power Wheels(R) sales, partially offset by an increase in US sales of core Fisher-Price(R) products. Sales of Wheels products increased 13%, demonstrating continued strength across Hot Wheels(R), Matchbox(R), and Tyco(R) Radio Control. Sales of Entertainment products, including Disney and Nickelodeon(R), decreased 4%. Sales of Learning Company consumer software products increased 7%, mainly due to the acquisition of Mindscape, Inc., higher licensing revenues, and sales of new product lines. This was partially offset by increased distributor and retailer claims for returns and allowances due to a weakness in the CD-ROM market and disruption of Learning Company's distribution channels associated with Mattel's merger with Learning Company. The increase in licensing revenues of approximately $46 million was largely generated from licensing agreements, including Genealogy.com in the third quarter of 1999 and GoodHome in the second quarter of 1999. Mattel views e-commerce and licensing transactions to be a significant source of potential revenue for its Learning Company division and intends to continue to seek to consummate such transactions.

Gross profit, as a percentage of net sales, was 48.5% in the first nine months of 1999 compared to 51.2% in the first nine months of 1998 largely due to lower profit margin at Learning Company as a result of distributor and retailer returns and allowances and overall change in product mix. As a percentage of net sales, advertising and promotion expenses increased from 14.1% in 1998 to 14.7% in 1999 mainly as a result of higher rebates offered to consumers on Learning Company products. Other selling and administrative expenses increased to 22.3% in 1999 from 20.6% in 1998 primarily due to increased Learning Company bad debt expense. Amortization of intangibles decreased by $38.2 million, mainly as a result of completed amortization of intangibles related to certain Learning Company acquisitions, partially offset by amortization of intangibles resulting from the 1998 acquisitions. Interest expense increased $18.9 million, primarily due to increased short- and long-term borrowings to finance Mattel's 1998 acquisitions.

Business Segment Results


The USA Toys segment sales decreased by $80.4 million compared to last year, mainly due to decreases in Disney Infant and Preschool products and Entertainment products. This decrease was partially offset by increased sales of Barbie(R) and Wheels products. The US Fisher-Price/Tyco Preschool sales decreased $36.1 million, primarily due to lower Tyco Preschool sales in the first half of 1999 as a result of last year's success of Sesame Street(R) products, including `Tickle Me Elmo'. This was partially offset by an increase in sales of core Fisher-Price products. Sales in the Other segment increased $71.4 million due to incremental sales resulting from the July 1998 acquisition of the Pleasant Company. The International segment sales decreased $65.8 million mainly due to lower sales of Barbie(R) and Infant and Preschool products, partially offset by sales increases in Wheels and Entertainment products. The Learning Company segment sales increased $41.3 million mainly due to the acquisition of Mindscape Inc., higher licensing revenues, and sales of new product lines. This was partially offset by increased distributor and retailer claims for returns and allowances due to a weakness in the CD-ROM market and disruption of Learning Company's distribution channels associated with Mattel's merger with Learning Company. The increase in licensing revenues of approximately $46 million was largely generated from licensing agreements, including Genealogy.com in the third quarter of 1999 and GoodHome in the second quarter of 1999.

The USA Toys segment operating profit declined $65.2 million to $216.5 million and the International segment operating profit decreased $42.1 million to $67.9 million. The US Fisher-Price/Tyco Preschool segment operating profit decreased $16.2 million to $56.1 million. The decline in operating profit in each of these segments is largely attributable to lower sales volume as well as an unfavorable shift in product mix. The Other segment incurred an operating loss of $34.6 million in the first nine months of 1999 compared to a $9.5 million loss in the first nine months of 1998, largely due to incremental amortization and overhead expenses resulting from the July 1998 acquisition of the Pleasant Company. The Learning Company segment realized a loss of $22.3 million in the first nine months of 1999 compared to a profit of $40.9 million in the first nine months of 1998. This profit decline was principally the result of distributor and retailer returns and allowances and increased bad debt reserves, partially offset by increased licensing revenues and lower amortization resulting from complete amortization of intangibles related to certain Learning Company acquisitions.

Financial Position

Mattel's cash position as of September 30, 1999 was $92.7 million compared to $377.4 million as of September 30, 1998. The $284.7 million decline was principally due to the repayment of Learning Company credit lines, the termination of Learning Company's receivable factoring facilities, and the payment of restructuring and integration charges related to the Learning Company merger. Cash decreased by $376.5 million since December 31, 1998 primarily due to the financing of seasonal working capital requirements, the repayment of Learning Company credit lines, the termination of Learning Company's receivable factoring facilities, and the payment of restructuring and integration charges related to the Learning Company merger. Accounts receivable, net increased by $101.9 million from the third quarter of 1998, primarily due to the cancellation of Learning Company's receivables factoring facility. Accounts receivable, net increased $850.8 million from year end mainly due to Mattel's normal seasonal dating terms with its customers. Inventory balances decreased $65.9 million from September 30, 1998, primarily due to lower finished goods inventories resulting from Mattel's shift to just-in-time production and shipping programs, partially offset by higher Learning Company inventory. Prepaid expenses and other current assets increased $94.1 million compared to the third quarter of 1998, and $99.4 million compared to year end 1998 as a result of higher prepaid royalties and software development costs. Property, plant and equipment, net decreased $35.2 million from year end mainly due to asset writedowns related to the 1999 restructuring. Intangibles decreased $90.3 million compared to the 1998 third quarter end, mainly due to amortization.

Short-term borrowings increased $28.2 million compared to the 1998 third quarter end and increased $746.4 million compared to the 1998 year end mainly due to the financing of seasonal working capital requirements. Current portion of long-term liabilities increased $119.5 million over the 1998 third quarter end, primarily due to the reclassification of $100.0 million of 6-3/4% senior notes and $30.0 million of medium-term notes from long-term to current portion. Current portion of long-term liabilities increased $99.6 million compared to the 1998 year end primarily due to the reclassification of $100.0 million of 6-3/4% senior notes from long-term to current portion. Seasonal financing needs for the next twelve months are expected to be satisfied through internally generated cash, issuance of commercial paper, issuance of long-term debt, and use of Mattel's various short-term bank lines of credit.

A summary of Mattel's capitalization is as follows:

(In millions)                           Sept. 30, 1999    Sept. 30, 1998     Dec. 31, 1998
------------------------------------------------------------------------------------------

Medium-term notes                       $  540.5    17%   $  520.5    15%   $  540.5    16%
Senior notes                               501.0    15       591.0    17       601.0    17
Other long-term debt obligations            42.9     1        43.1     1        43.0     1
------------------------------------------------------------------------------------------
Total long-term debt                     1,084.4    33     1,154.6    33     1,184.5    34
Other long-term liabilities                159.5     5       143.4     4       149.1     4
Stockholders' equity                     2,005.2    62     2,223.8    63     2,170.8    62
------------------------------------------------------------------------------------------
                                        $3,249.1   100%   $3,521.8   100%   $3,504.4   100%
==========================================================================================

Total long-term debt as a percentage of total capitalization remained flat at 33% compared to the 1998 third quarter end. Medium-term notes increased by $20.0 million compared to the 1998 third quarter end due to issuance of $50.0 million in notes, partially offset by the reclassification of $30.0 million to current portion of long-term liabilities. Senior notes decreased $90.0 million compared to the 1998 third quarter end and $100.0 million compared to the 1998 year end, primarily due to the reclassification of $100.0 million of 6-3/4% senior notes to current portion of long-term liabilities. Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. Stockholders' equity decreased $218.6 million since September 30, 1998 primarily due to treasury stock purchases, dividend declarations on common and preferred stock and the unfavorable effect of currency translation adjustments, partially offset by cumulative earnings and cash received from exercise of employee stock options. Stockholders' equity declined $165.6 million from year end 1998 mainly due to dividend declarations on common and preferred stock, Mattel's net loss position due to restructuring and other non-recurring charges, treasury stock purchases and unfavorable effect of currency translation adjustments, partially offset by cash received from exercise of employee stock options.

Business Combination

Pursuant to an Agreement and Plan of Merger, dated as of December 13, 1998, a merger was consummated between Mattel and Learning Company on May 13, 1999. The stock-for-stock transaction was approved by the stockholders of each company, after which Learning Company was merged with and into Mattel, with Mattel being the surviving corporation. Each share of Learning Company Series A Preferred Stock was converted into 20 shares of Learning Company common stock immediately prior to the consummation of the merger. Pursuant to the merger agreement, each outstanding share of Learning Company common stock was converted into 1.2 shares of Mattel common stock upon consummation of the merger. As a result, approximately 126 million Mattel common shares were issued in exchange for all shares of Learning Company common stock outstanding as of the merger date. The outstanding share of Learning Company special voting stock was converted into one share of Mattel Special Voting Preferred Stock. Each outstanding exchangeable share of Learning Company's Canadian subsidiary, Softkey Software Products Inc., remains outstanding, but upon consummation of the merger became exchangeable for 1.2 shares of Mattel common stock.

Restructuring and Other Charges

During the second quarter of 1999, Mattel completed its merger with Learning Company and finalized a previously announced plan of restructuring and integration. These actions, along with other one-time events, resulted in a non-recurring pre-tax charge against operations of $345.0 million, $267.0 million after tax or $0.65 per share. Of the total pre-tax charge, approximately $141 million is expected to be spent in 1999 and $105 million in 2000 in connection with the restructuring and integration. Total cash outlay of approximately $276 million will be funded from existing cash balances and internally generated cash flows from operations.

The restructuring and integration plan, expected to be substantially complete by June 2000, provides for the consolidation and realignment of Mattel's operations. The plan is aimed at leveraging global resources in areas of manufacturing, marketing and distribution, eliminating duplicative functions worldwide and achieving improved operating efficiencies. The plan is designed to reduce product costs and overhead spending which is expected to result in cost savings of approximately $50 million in 1999 and at least $400 million over the following three years. These savings are net of anticipated incremental integration related spending of approximately $14 million. This incremental spending includes approximately $4 million for capital investment at existing manufacturing facilities as well as network consolidation, and charges for the relocation of employees and movement of equipment, employee transition/training, and manufacturing start-up costs.

The following are the major restructuring and integration initiatives:
     .  Consolidation of the Infant and Preschool businesses;
     . Consolidation of the domestic and international back-office functions; . Consolidation of direct marketing operations;
     .  Realignment of the North American sales force;
     . Termination of various international distributor contracts; and . Closure of four higher cost manufacturing facilities.

Components of the restructuring and other non-recurring charges recorded in the second quarter of 1999 and amounts incurred through September 30, 1999 are as follows:

                                                                  Total Charge                         Balance
                                                                    June 30,          Amount          Sept. 30,
(In millions)                                                         1999           Incurred           1999
---------------------------------------------------------------------------------------------------------------
Severance and other compensation                                         $108            $ 23              $ 85
Distributor, license and other contract terminations                       57              39                18
Writedown of assets                                                        42              42                 -
Lease termination costs                                                    22               -                22
---------------------------------------------------------------------------------------------------------------
  Total restructuring costs and asset writedowns                          229             104               125
Merger-related transaction and other costs                                 86              73                13
Other non-recurring charges                                                30              12                18
---------------------------------------------------------------------------------------------------------------
  Total restructuring, asset writedowns and other
    charges                                                              $345            $189              $156
===============================================================================================================

Severance and other compensation costs relate to the termination of approximately 4,100 employees around the world. Approximately 3,200 of these employees are hourly workers located in certain of Mattel's manufacturing facilities, of which approximately 2,200 were employed in the manufacturing facility in Kuala Lumpur, which ceased operations in September 1999. The remainder of the work force reductions consists of downsizing sales and marketing groups in the US, Europe and Asia-Pacific regions as well as the elimination of duplicate administrative personnel following the consolidation of back-office functions, the majority of which are in Europe. As of September 30, 1999, approximately $23 million had been paid to nearly 2,500 terminated employees. Cash severance payments will extend beyond the completion of the workforce reductions due to the severance payment options available to affected employees.

Mattel terminated its sponsorship agreements related to certain attractions for a total cost of $37.5 million, inclusive of the writeoff of related capitalized costs. The cash portion of this charge was paid as of July 1999. Mattel also recognized a $19.5 million charge, mainly related to settlements for termination of certain foreign distributor agreements in conjunction with the realignment of its sales and distribution network.

Mattel's restructuring plan resulted in the impairment of certain long-lived assets related to the operations being closed. The sum of the undiscounted future cash flows of these assets was not sufficient to cover the carrying amount of these assets. As a result, these long-lived assets were written down to fair market value and will be depreciated over their remaining useful lives. Fair value of the impaired assets was determined by either third-party appraisals or past experience in disposing of similar assets. Buildings and, to the extent possible, equipment will be sold while the remainder of the impaired assets will be abandoned when taken out of service. Nearly all of the revenue-generating activities related to these assets will continue as a result of more effective utilization of other assets. A significant portion of the fixed asset writedowns is concentrated in the Operations and Learning Company segments. Two of the four manufacturing facilities ceased production during the third quarter of 1999. In addition, other asset writeoffs include approximately $10 million of goodwill related to a recently acquired software business, which was closed following the merger with Learning Company.

Lease termination costs include penalties imposed upon canceling existing leases and future obligations under long-term rental agreements at facilities being vacated following the merger and realignment.

Merger-related transaction costs consist of investment banking fees, legal, accounting and printing costs, registration fees and other costs recognized in connection with the merger. Also included in this amount are the contractual change of control payments arising from the merger. The majority of all merger-related transaction costs were paid during the second quarter of 1999.

Other non-recurring charges include an additional $16.0 million related to the October 1998 recall of Mattel's Power Wheel(R) vehicles and $14.0 million for environmental remediation costs related to a manufacturing facility on a leased property in Beaverton, Oregon, based on the completion and approval of the remediation plan and feasibility study.

Foreign Currency Risk

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

Year 2000 Update

Many currently installed computer systems and software products, including several used by Mattel, were originally coded to accept only two-digit, rather than four-digit entries in the date code field used to define the applicable year. In such instances, the first two characters were assumed to be "19". Beginning in the year 2000 or perhaps earlier if referencing a date in the year 2000, such computer systems and software products could incorrectly recognize a date that uses only "00", as the year 1900, rather than the year 2000. This could result in miscalculations or system failures. To address the year 2000 issue, in early 1998 Mattel established a project team and initiated a comprehensive plan to assess, remediate and test Mattel's internal systems, hardware and processes, including key operational, manufacturing and financial systems. Learning Company, acquired by Mattel in May 1999, followed its own year 2000 readiness plan prior to the merger. Since the date of merger, Mattel has evaluated Learning Company's year 2000 readiness. Learning Company's status of preparation and progress are now essentially the same as Mattel's.

Mattel's management and board of directors are regularly informed about the year 2000 issue both generally and as it may affect Mattel's business. Mattel's internal year 2000 project team oversees all aspects of implementing the readiness plan. The team is comprised of staff members from the information systems department having the requisite knowledge of Mattel's computer systems, including all technical aspects of the systems. Key user group designees from business areas are included on each system team, which is guided by a central project team. Mattel has not engaged outside consultants, technicians or other external resources to assist in formulating and implementing the program.

Mattel's plan has adhered to a multi-step process comprised of five distinct phases of activity: (1) awareness; (2) inventory and risk assessment; (3) code and system modification; (4) testing; and (5) business interruption and contingency planning.

Under the first two phases of the plan, Mattel has inventoried and evaluated all operational, manufacturing and financial systems. This inventory included all software systems, computer hardware, facilities, and production equipment containing or depending upon a computer chip. As a result of such evaluation, Mattel established detailed plans and action steps required to address all aspects of the year 2000 issue, including code and system modifications (phase
3). Mattel completed the awareness, inventory and code change phases of the plan as scheduled. Critical system verification and testing (phase 4) was completed prior to September 30, 1999.

Contingency planning is being done on a worldwide basis by all business units. Each business unit is concentrating on factors external to Mattel which may adversely impact its ability to conduct operations. Specifically, for those locations where a high likelihood of a material failure exists, Mattel has established revised procedures for managing operations, including identification of alternate suppliers and vendors whose systems are year 2000 compliant. Mattel's contingency plans (phase 5) have two key parts. The first part, which was completed in mid-year 1999, was to assess possible risks of business interruption that could affect various areas within Mattel. The second part, expected to be completed early in the fourth quarter, is to develop a business resumption plan in each location.

Mattel initiated formal communications with each of its significant suppliers and customers to determine the extent to which they are addressing the year 2000 issue and the effect on its business should those parties fail to adequately address the issue. Mattel has received responses from the majority of its suppliers and customers. These responses have been positive and support the overall initiatives toward achieving year 2000 compliance. Mattel continues to follow-up with those other customers and suppliers failing to reply to the initial inquiry. However, such customers and suppliers do not represent a significant part of Mattel's operations.

All Mattel software products currently available for sale to consumers and under development are year 2000 compliant. Mattel software products manufactured by third-parties under licensing agreements have been certified as year 2000 compliant by such manufacturers. Mattel sells software products primarily for use in homes and schools, and has sold products over the last few years that have since been discontinued but may still be used by consumers. Several discontinued products sold by Learning Company in the past may not operate as intended on certain computers due to the year 2000 issue.

As of September 30, 1999, Mattel has spent a total of approximately $13 million in connection with addressing the year 2000 issue. Any additional charges are expected to be minimal. These costs are largely due to the use of internal resources dedicated to achieving year 2000 compliance, and are charged to expense as they are incurred. Work on the year 2000 issue has not delayed any internal projects that would have a material effect on Mattel's consolidated financial position or results of operation. All costs of addressing the year 2000 issue have been and will continue to be funded from internally generated cash.

Mattel has dedicated resources to remediate, test and otherwise prepare all aspects of its internal systems. Steps were taken to verify that all key third-party suppliers and customers were taking measures to ensure their own readiness and timely implementation. However, if all year 2000 issues have not been properly identified and assessed there can be no assurance that the year 2000 issue will not materially adversely affect Mattel's results of operations, liquidity and financial position or adversely affect Mattel's relationships with customers, vendors or others. For example, failure to achieve year 2000 readiness for Mattel's internal systems could delay its ability to manufacture and ship products or disrupt customer service and technical support facilities. Mattel also relies on third parties such as manufacturing suppliers and vendors and large retail customers. If these or other third parties experience year 2000 failures or malfunctions there could be a material adverse affect on Mattel's ability to conduct ongoing operations. Additionally, Mattel could incur increased costs, lost sales or other negative consequences, including potential litigation, as a result of customer dissatisfaction with products that are not year 2000 compliant.

The above discussion regarding costs, risks and estimated completion dates for the year 2000 issue is based on Mattel's best estimates given information that was available on September 30, 1999, and is subject to change. Actual results could differ from these estimates.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Following Mattel's announcement on October 4, 1999, that it expected an earnings shortfall at its Learning Company division in the third quarter of 1999, several of Mattel's stockholders filed purported class action complaints in the United States District Courts for the Central District of California, the Southern District of New York, and the District of Massachusetts, naming Mattel and certain of its officers and directors as defendants. The complaints generally allege, among other things, that defendants made false or misleading statements that artificially inflated the price of Mattel common stock by overstating the revenues and net income of Mattel and Learning Company and by falsely representing that the Learning Company merger would be immediately accretive to Mattel's 1999 and 2000 financial results.

In addition, a Mattel stockholder filed a derivative complaint on behalf and for the benefit of Mattel in the Superior Court of the State of California, County of Los Angeles. The complaint alleges that Mattel's directors breached their fiduciary duties, wasted corporate assets and grossly mismanaged Mattel in connection with Mattel's merger with Learning Company and seeks both monetary and injunctive relief.

Mattel believes the lawsuits are without merit and intends to defend them vigorously.

Item 2.  Changes in Securities and Use of Proceeds

(c) On June 16 1999, Mattel issued a notice to holders of its Series C Mandatorily Convertible Redeemable Preferred Stock and to the holders of the related Depository Shares informing them of Mattel's optional redemption of these securities on July 1, 1999. On July 1, 1999, each share of Series C Preferred Stock was redeemed in exchange for 10.015914 shares of Mattel common stock, and each Depository Share was redeemed in exchange for 0.400637 shares of Mattel common stock. A total of 7,731,483 shares of Mattel common stock were issued as a result of the redemption. Such shares were issued under Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              11.0 Computation of Income (Loss) per Common and Common Equivalent Share
              27.0  Financial Data Schedule (EDGAR filing only)
              99.0 Severance Agreement dated April 5, 1999 between Mattel and Bruce L. Stein

         (b)  Reports on Form 8-K
              -------------------

              Mattel filed the following Current Report on Form 8-K during the quarterly period ended September 30, 1999:

                 Date of Report     Items Reported   Financial Statements Filed
              ------------------------------------------------------------------
                 July 22, 1999            5,7                  None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MATTEL, INC.
                                        ---------------------------------------
                                        (Registrant)


  Date:   As of November 11, 1999   By:   /s/ Kevin M. Farr
          -----------------------       ---------------------------------------
                                          Kevin M. Farr
                                          Senior Vice President and
                                          Corporate Controller
                                          (Chief Accounting Officer and Duly
                                          Authorized Officer of the Registrant)