Form 10-K
period 1999-12-31
MATTEL INC /DE/
filed 2000-03-10
CIK 63276

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                        Commission File Number 001-05647

                               ----------------

                                  MATTEL, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                        95-1567322
 (State or other jurisdiction of incorporation
                or organization)                      (I.R.S. Employer Identification No.)

                           333 Continental Boulevard
                       El Segundo, California 90245-5012
                    (Address of principal executive offices)

                                 (310) 252-2000
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                 Name of each exchange on which registered
              -------------------                 -----------------------------------------
         Common Stock, $1.00 par value                     New York Stock Exchange
 (and the associated Preference Share Purchase             Pacific Exchange, Inc.
                    Rights)

                               ----------------

          Securities registered pursuant to Section 12(g) of the Act:

                                     (NONE)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 6, 2000 was $4,228,362,307.

   Number of shares outstanding of registrant's common stock, $1.00 par value, (including 3,109,270 common shares issuable upon exchange of outstanding exchangeable shares of Softkey Software Products Inc.) as of March 6, 2000:
                               425,495,578 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Mattel, Inc. 2000 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year (Incorporated into Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

   Mattel, Inc. ("Mattel") designs, manufactures, and markets a broad variety of family products on a worldwide basis through both sales to retailers and direct to consumers. Mattel's business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines, and successfully market those products and product lines. Mattel plans to continue to focus on its traditional portfolio of brands which have historically had worldwide sustainable appeal. For a description of Mattel's portfolio of brands, see "Products--Toy Marketing."

   Mattel has undertaken significant steps in recent years to augment its portfolio of brands with additional product lines. In March 1997, Mattel completed its merger with Tyco Toys, Inc. ("Tyco"), which at the time was the third largest toy company in the US. As a result of the merger, Mattel added the Matchbox(R), Tyco(R) Electric Racing, Tyco(R) Radio Control, Sesame Street(R), Magna Doodle(R), and View Master(R) brands in their portfolio. In July 1998, Mattel completed its acquisition of Pleasant Company, a Wisconsin-based direct marketer of books, dolls, clothing, accessories and activity products included under the American Girl(R) brand name. In May 1999, Mattel merged with The Learning Company, Inc. ("Learning Company"), a developer and publisher of a broad range of high quality branded consumer software for personal computers sold both in North America and internationally. The merger added the Carmen Sandiego(TM), Reader Rabbit(R), The Oregon Trail(R), National Geographic(R), American Greetings(R), The Print Shop(R), Riven(R) and Myst(R) brands to Mattel's portfolio. The merger was accounted for as a pooling of interests, which means that for accounting and financial reporting purposes, the two companies were treated as if they had always been combined.

   The above acquisitions are part of a strategic plan by Mattel to better position itself as a consumer products company that provides its core customers--children--with products that meet their preferences in an increasingly interactive and technology-driven world. The strategy has three components.

   First, Mattel is communicating with consumers more directly. Pleasant Company is a premier direct marketer, using catalog and on-line sales over the Internet as primary sales and marketing techniques. Learning Company has a significant presence on the Internet. Mattel hopes to expand marketing of its products through the individual sites of its world-renowned brands linked through the nexus of Mattel.com. Through this Internet presence, Mattel.com can showcase its brands in ways that will benefit Mattel's traditional retailers. In addition, Mattel has worked with strategic and venture capital partners to create stand-alone on-line ventures utilizing Learning Company assets, such as Genealogy.com, LLC and GoodHome, LLC, in which Mattel retains an equity interest.

   The second component of Mattel's strategy is to combine its traditional and recently acquired brands with new technologies, including software, electronic games, interactive toys and new media. Through its integration of Learning Company and Mattel Media into the Mattel Interactive division, Mattel has one of the leading consumer software operations in the world. Mattel's joint venture with Intel is focused on producing high-technology, interactive toys that appeal to increasingly technology-oriented children and teenagers.

   The third component of the strategy is the implementation of a "market by market" approach to Mattel International. Mattel intends to grow its international business by adapting products to local tastes, economic conditions and price requirements. Mattel has seen the success of this approach in the first product category for which it was implemented, the Wheels products, which saw international sales growth of 20% in 1999. Mattel's 1999 strategic distribution agreement with Bandai Co. Ltd. ("Bandai"), the largest toy company in Japan, to distribute Mattel products in Japan demonstrates how this strategy may be implemented in many forms.

   Mattel was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Boulevard, El Segundo, California 90245-5012, telephone (310) 252-2000. Mattel maintains its primary worldwide web site at www.mattel.com.

Business Segments

   "Mattel" refers to Mattel, Inc. and its subsidiaries as a whole, unless the context requires otherwise. Mattel's reportable segments are separately managed business units and include Toy Marketing, Consumer Software and Operations. The Toy Marketing segment is divided on a geographic basis between domestic and international. The domestic Toy Marketing segment is divided into USA Toys, US Fisher-Price/Tyco Preschool and Other. USA Toys principally sells products in Girls, Entertainment and Wheels categories. US Fisher-Price/Tyco Preschool principally sells products in the Infant and Preschool categories. The Other segment principally sells specialty products in the Girls category. The International Toy Marketing segment sells products in all toy categories. The Consumer Software segment consists of educational, productivity and entertainment software products developed and sold by the Learning Company division on a worldwide basis. The Operations segment manufactures toy products, which are sold to the Toy Marketing segments. Products sold by the Consumer Software segment are manufactured by third parties. For additional information with respect to Mattel's business segment reporting, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Business Segment Results" and Note 8 to the Consolidated Financial Statements.

Competition and Industry Background

 Toy Marketing

   Most of Mattel's revenues are derived from its Toy Marketing segments. Competition in the toy industry is intense and is based primarily on price, quality and play value. In recent years, the toy industry has experienced rapid consolidation driven, in part, by the desire of industry competitors to offer a range of products across a broader variety of categories. Mattel competes on a worldwide basis with several large toy companies, including Hasbro, Inc. and many small toy companies. Toy companies have pursued a strategy of focusing on core product lines, which are expected to be marketed for an extended period of time, and have historically provided relatively consistent growth in sales and profitability. By focusing on core product lines, toy manufacturers have been able to reduce their reliance on new product introductions and the associated risk and volatility. The juvenile products market, in which Fisher-Price is one of the leading companies, is more fragmented. The more significant competitors in this area include: Century Products Company, Graco Children's Products, Inc. and Evenflo Company, Inc.

   The toy industry is also experiencing a shift toward greater consolidation of retail distribution channels, such as large specialty toy stores and discount retailers, including Wal-Mart, Toys R Us, Target, Kmart and Kay Bee Toys, which have increased their overall share of the retail market. This consolidation has resulted in an increased reliance among retailers on the large toy companies because of their financial stability and ability to support products through advertising and promotion and to distribute products on a national basis. These retailers' growing acceptance of electronic data interchange has provided toy manufacturers with an ability to more closely monitor consumers' acceptance of a particular product or product line and has provided retailers with the ability to more closely monitor their inventory levels.

   Over the last ten years, toy companies based in the US have expanded their international marketing and manufacturing operations. Mattel believes a strong international distribution system can add significantly to the sales volume of core product lines within its international Toy Marketing segment, and extend the life cycles of newly-developed products.

 Consumer Software

   The consumer software market has grown over the past few years, but experienced a slowdown in 1999. The overall growth in this market is a result of several major trends, including the increasing installed base of PCs in the home, the improved multimedia capabilities of PCs and the increasing demand for a greater number of high quality, affordably priced software applications. In addition, consumers are exposed to software purchase opportunities from a wide variety of sources and with increased frequency. The Internet has increased consumers' exposure to a variety of software products and technologies and therefore increased their expectations for high quality multimedia educational and reference software.

   The demand for a large number and broad spectrum of value-priced software products is having a significant impact on consumer software distribution. The distribution of consumer software has expanded beyond traditional software retailers and computer stores to include mass merchandisers, price clubs and superstores. As demand for consumer software has grown with improvements in multimedia technology, consumers have also grown more sophisticated in their expectations for software, requiring increasingly easy to use, content rich products. Furthermore, competition has continued to increase among new and existing multimedia software publishers, increasing price pressure and competition for limited retail shelf space. This competition has been characterized by increased emphasis on channel marketing, coupon rebate programs and advertising. As this trend continues, it will become increasingly important for companies to achieve greater sell-through unit volumes by relying on brand name recognition, to establish strong relationships with retailers and to consistently launch new product offerings with state-of-the-art capabilities and rich content.

   The consumer software industry is very competitive and is characterized by rapid changes in technology and customer requirements. Mattel competes for retail shelf space and general consumer awareness with a number of companies that market consumer software, including Microsoft Corporation, The Walt Disney Company, Hasbro, Inc., IBM Corporation and Havas S.A. Mattel encounters competition from both established companies, including the largest companies in the industry, and new companies that may develop comparable or superior products. In addition, the delivery of software via media other than CD-ROM, including console cartridge and the Internet, has become increasingly important.

   In 1999, the production, assembly and distribution of consumer software products for sale in North America, with certain exceptions (including duplication of CD-ROM disks, school channel products and certain OEM products), was performed primarily by two units of Bertelsmann AG. Mattel believes that its existing production capacity is sufficient to handle anticipated increases in volume and titles into the foreseeable future. Manufacturing and assembly of consumer software products for sale internationally take place primarily at third-party facilities.

Seasonality


   Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December. Consequently, shipments of toy products to retailers are typically greater in each of the third and fourth quarters than in the first and second quarters combined. As the large toy retailers become more efficient in their control of inventory levels, this seasonality increases. See "Risk Factors."

   In anticipation of this seasonal increase in retail sales, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of the year. In addition, Mattel and others in the toy industry develop sales, advertising, promotion and merchandising programs with the retailers to encourage them to purchase merchandise in periods other than the peak holiday selling season. These programs, together with seasonal shipping patterns, result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements. See "Seasonal Financing."

   In the fourth quarter of 1998, Mattel's domestic Toy Marketing segment experienced unanticipated cutbacks in buying by toy retailers due to a shift by these retailers to just-in-time inventory management systems. See "Risk Factors." Under just-in-time inventory management systems, retailers are timing reorders so that they are being filled by suppliers closer to the time of purchase by consumers, rather than maintaining large on-hand inventories to meet consumer demand. To respond to such shifts, Mattel took appropriate actions to adjust its own shipping to more of a just-in-time pattern. As a result, products that would have previously been shipped in advance of expected consumer demand will be shipped closer to the time they are expected to be purchased by the consumer.

Products

 Toy Marketing

   Mattel's portfolio of brands can be grouped in the following four categories:

  . Girls--including Barbie(R) fashion dolls and accessories, collector dolls, Fashion Magic(R), American Girl(R), Cabbage Patch Kids(R) and Polly Pocket(R);

  . Infant and Preschool--including Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R), See N Say, Magna Doodle(R), View-Master(R) and Blues Clues(R);

  . Wheels--including Hot Wheels(R), Matchbox(R), Tyco(R) Electric Racing and Tyco(R) Radio Control; and

  .  Entertainment--including Disney, Nickelodeon(R), games and puzzles.

   In order to provide greater flexibility in the manufacturing and delivery of products, and as part of a continuing effort to reduce manufacturing costs, Mattel has concentrated production of most of its core brands in company-owned facilities and generally uses independent contractors for the production of non-core products and CD-ROMs.

   With respect to new product introductions, Mattel's strategy is to begin production on a limited basis until a product's initial success has been proven in the marketplace. The production schedule is then modified to meet anticipated demand. Mattel further limits its risk by generally having independent contractors manufacture new product lines in order to minimize capital expenditures associated with new product introductions. This strategy has reduced inventory risk and significantly limited the potential loss associated with new product introductions.

 Consumer Software

   The Consumer Software segment develops, publishes and markets software products for PCs in the following categories: education, reference and lifestyle, productivity, entertainment and Internet-related. The educational products educate across every age, from young children to adults, striving for recognition from retailers, parents, teachers and students as the leader in educational and reference software. This segment's strategy is to leverage its name brands and breadth of content by selling across a range of price points and through multiple distribution channels.

 Product Introductions

   New product introductions for all segments during 1999 included:

  .  Intel(R)Play(TM) QX3(TM) microscope and CD-ROM

  . Generation Girl(TM) Barbie(R), Millennium Princess(TM) Barbie(R), and Barbie(R) Airplane

  .  My Size(TM) Kelly(R) and Kelly Club(TM) dolls,

  .  Nickelodeon(R) Snooze & Surprise(TM) Dil

  .  Hot Wheels(R) Ferrari products and Formula One die cast vehicles

  .  Tyco(R) RC X-Treme Cycle(TM) motorcycle

  .  Fisher-Price(R)Infant-to-Toddler Soothing Rocker

  .  Fisher-Price(R) Harley-Davidson(R) Power Wheels(R) child size motorcycle

  .  Fisher-Price(R) Briarberry Collection(TM)

  . Educational Software CD-ROMS including Reader Rabbit(R), Clue Finders(R), Carmen Sandiego(R), and Oregon Trail(R); Pokemon(R), Fisher Price(R), Arthur(R), Little Bear(R) and Sesame Street(R) series; Reference and Lifestyle Software CD-ROMS including Compton's Interactive Encyclopedia, Encyclopedia Britannica, Mad Magazine and National Geographic Magazine based products; Productivity Software CD-ROMS including American Greetings(R), Print Shop(R) and PrintMaster(R) series

       New product introductions planned for all segments during 2000 include:

  .  Intel(R)Play(TM) Computer Sound Morpher handheld sound recorder and CD-
     ROM

  . Intel(R)Play(R) Movie Creator(TM) digital video camera with editing software

  . Jewel Girl(TM) Barbie(R) doll with a redesigned athletic natural physique with "soft" torso, wider hips, bellybutton and smaller bust and Barbie(R) accessories such as 2000 Model Volkswagen Beetle vehicle and Barbie(R) Rock 'N Roll Radio House(TM)

  .  Nickelodeon(R) Sing & Swing(TM) Angelica

  .  Max Steel(TM) line of high-tech designed action figures and vehicles

  . Hot Wheels(R) Monster Jam(TM) WCW(TM), a line of 1:64 scale version of United States Hot Rod Association monster trucks featuring World Championship Wrestling(TM) decoration

  . Hot Wheels(R) X-V Extreme skateboard figures and playset and electric racing sets including X-Treme MotoCross(TM)

  . Matchbox(R) Mega-Rig(R) modular vehicle playsets including themes such as arctic submarine and jungle hovercraft

  .  Tyco(R) RC Speed Wrench(TM) truck with 8 interchangeable wheels

  .  Tyco(R) RC Racin' Ratz(TM) line of vehicles with headlights

  .  American Girls Collection(R) Samantha and Molly adventure CD-ROMS

  .  Fisher-Price(R) Intelli-Table(TM) developed with Microsoft Corporation

  .  Fisher-Price(R) voice controlled Robotic Puppy

  .  Fisher-Price(R) Jammin' Draw(TM)


  . Educational Software CD-ROMS including Scooby Doo(R), Pokemon(R), Reader Rabbit(R), Carmen Sandiego(R) and Arthur(R); Reference and LifestyleSoftware CD-ROMS including For Dummies(R), National Geographic and Mad Magazine based products, Productivity Software CD-ROMS including American Greetings(R) and PrintShop(R) series; Entertainment Software CD-ROMS including brand based products such Barbie(R), Hot Wheels(R), Nickelodeon(R), Fisher-Price(R) and Cabbage Patch Kids(R); as well as entertainment titles such as Pool of Radiance(TM), Earth 2150(R), Reach For The Stars(TM) and Close Combat(R) PC, Nintendo(R)GameBoy(R) and Sony(R) PlayStation(R) platforms

International Operations

   Revenues from Mattel's international operations, including Toy Marketing and Consumer Software, represented approximately 28% of total consolidated net sales in 1999. Generally, products marketed internationally are the same as those marketed domestically, although some are developed or adapted for particular international markets. Mattel's products are sold directly in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence. See "Licenses and Distribution Agreements." For a description of a number of the risks associated with Mattel's international operations, see "Risk Factors."

   In 1999, Mattel entered into distribution agreements with Bandai, Japan's largest toymaker, pursuant to which Mattel will distribute certain Bandai products in Latin America and on a case-by-case basis in the US, and Bandai will distribute certain Mattel products in Japan. In 1999 and 2000, Mattel ceased distribution through third-party distributors in Central America and the Caribbean and will distribute products directly in those regions.

   The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of Mattel's international operations. From time to time, Mattel enters into foreign currency forward exchange and option contracts primarily as hedges of inventory purchases, sales and other intercompany transactions denominated in foreign currencies to limit the effect of exchange rate fluctuations on the results of operations and cash flows. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Instruments and --Foreign Currency Risk" and Note 6 to the Consolidated Financial Statements. For financial information by geographic area, see Note 8 to the Consolidated Financial Statements.

Product Design and Development

 Toy Marketing

   Through its product design and development group, Mattel regularly refreshes, redesigns and extends existing toy product lines and develops innovative new toy product lines. Mattel's success is dependent on its ability to continue this activity. See "Risk Factors." Product design and development are principally conducted by a group of professional designers and engineers employed by Mattel.

   Independent toy designers and developers bring products to Mattel and are generally paid a royalty on the net selling price of products licensed by Mattel. These independent toy designers may also create different products for other toy companies.

   Mattel devotes substantial resources to product design and development. During the years ended December 31, 1999, 1998 and 1997, Mattel spent approximately $208 million, $275 million and $246 million, respectively, in connection with the design and development of products for the Toy Marketing segment, exclusive of royalty payments. See Note 10 to the Consolidated Financial Statements.

 Consumer Software

   Internal product development efforts related to consumer software are designed to result in efficient and timely product introductions focusing on "core code" development. Where possible, Mattel specifies, develops and manages (or purchases) one base of source code from which many products are created. Using one base of source code permits Mattel to maximize programming efficiency because the investment of time and capital in developing the base source code is shared among multiple products and additional programming time is minimized. As a result, production schedules are more predictable and development costs are lower since the underlying code for new programs has previously been tested and debugged and the software already documented. Even with these "core codes", Mattel must continuously update and improve the content and the technology of its products in order to remain competitive.

   In certain instances, Mattel's internally developed products contain components that have been developed by outside developers or authors and are licensed by Mattel. Mattel generally pays these outside developers/authors royalties based on a percentage of net sales or on a work-for-hire basis.

   Amortization of software development costs included in cost of goods sold was $64.3 million, $20.2 million, and $12.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. See Note 1 to the Consolidated Financial Statements.

Advertising, Marketing and Sales

   Mattel supports its product lines with extensive advertising and consumer promotions. Advertising continues at varying levels throughout the year and peaks during the Christmas season. Advertising includes television and radio commercials, and magazine and newspaper advertisements. Promotions include in-store displays, coupons, merchandising materials and major events focusing on products and tie-ins with various consumer products companies. Separately, a total of twenty-five BARBIE Boutiques are located in F.A.O. Schwarz toy stores, including the "BARBIE on Madison" boutique at the F.A.O. Schwarz flagship store in New York City. In November 1998, Mattel opened its first store, American Girl Place(TM), in Chicago featuring children's products from Pleasant Company.

   During the years ended December 31, 1999, 1998 and 1997, Mattel spent approximately $946 million (17% of net sales), $918 million (16% of net sales), and $846 million (16% of net sales) respectively, on worldwide advertising and promotion.

   During the year ended December 31, 1999, Mattel's two largest customers, Wal-Mart and Toys R Us, accounted for approximately 33% of consolidated net sales. See "Risk Factors."

 Toy Marketing

   Mattel's products are sold throughout the world. Products within the domestic Toy Marketing segment are distributed directly to large retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers. Discount toy stores continue to increase their market share. Products within the international Toy Marketing segment are sold directly in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence.

   Mattel has also been focusing on direct-to-consumer sales, through both its direct-to-consumer catalogue business and by taking advantage of e-commerce over the Internet. During 1998 and 1999, Mattel introduced websites that support its numerous core products. Consumers can purchase many of Mattel's products over the Internet, including Barbie(R) collector dolls, Mattel Media(R) software products, and Hot Wheels(R) and Matchbox(R) collectibles. Mattel believes that increasing its focus on direct-to-consumer sales will help to maximize sales of its products and create a better balance between direct-to-consumer sales and sales to traditional retailers. The Other segment markets its products, including the American Girl(R) brand, via direct-to-consumer catalogs and over the Internet.

   In general, Mattel's major domestic and international customers review its toy product lines and product concepts for the upcoming year at showings beginning in late summer and at the American International Toy Fair in New York in February.

   Through its marketing research departments, Mattel conducts basic consumer research and product testing and monitors demographic factors and trends. This information assists Mattel in evaluating consumer acceptance of products, including whether there is increasing or decreasing demand for its products.

 Consumer Software

   The Consumer Software segment distributes its consumer software products through retail, direct response, on-line, OEM and school channels within North America and through international channels throughout Europe and the Pacific Rim.

   Retail Channels. The Consumer Software segment has relationships with the national retailers and direct distributors responsible for most of the nation's software sales. The segment's retail distribution strategy is to foster strong direct relationships with large retailers through a broad product offering, active participation in channel management and innovative merchandising. For a discussion of problems related to the Consumer Software retail channels in 1999, see "Risk Factors."

   Direct Response. The Consumer Software segment typically utilizes targeted customer mailings highlighting specific products. Prior to a full mailing, test mailings are conducted at different price points and marketing approaches in order to maximize response rates from customers. This segment also sells its products through direct mailings to potential end-users who are not part of the installed user base using rented mailing lists. Electronic registration of consumer software products previously sold allows this segment to collect data from its customers that in turn provide customer leads for its direct response business. An Internet website contains a catalog of the Consumer Software segment's products that consumers can use to browse through the segment's products and submit orders on-line or by telephone.

   Original Equipment Manufacturers. The OEM sales strategy is to assist hardware manufacturers and on-line services to differentiate their product lines and to introduce Mattel's brands to new computer hardware buyers. This segment licenses its software products to OEMs (including IBM, Apple, Compaq, Hewlett-Packard, America On-Line and Patriot Computers), which typically purchase products in higher volumes and at lower prices than retail stores and distributors.

   School Channel. The school channel focuses its efforts on the unique needs of the school market through targeted and specialized marketing and services. Products are sold directly to schools and school districts through field based direct sales representatives, telemarketing and direct mail. Sales are also made through authorized resellers and distributors including Educational Resources and Ingram Micro. Through Mattel's subsidiary Learning Services Inc., this segment publishes an educational software catalog for teachers and schools marketing products from most educational software publishers under the Learning Services brand.

Operations Segment

   The Operations segment manufactures toy products, either in company-owned facilities and by independent contractors, which are sold to the Toy Marketing segment. Products are also purchased from unrelated entities that design, develop and manufacture the products. In order to provide greater flexibility in the manufacture and delivery of products, and as part of a continuing effort to reduce manufacturing costs, Mattel has concentrated production of most of its core products in Mattel's facilities and generally uses independent contractors for the production of non-core products and CD-ROMs. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Manufacturing Risk."

   Mattel's primary toy manufacturing facilities are located in the states of Kentucky and Oregon, and in Mexico, China, Indonesia, Malaysia, Thailand and Italy. Mattel also utilizes independent contractors to manufacture products in the US, Europe, Mexico, the Far East and Australia. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies and other risks, Mattel produces many of its key products in more than one facility. During 1999, Mattel closed three of its higher cost manufacturing facilities. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Restructuring and Other Charges" and Note 7 to the Consolidated Financial Statements. Mattel believes that its existing production capacity at its toy manufacturing facilities is sufficient to handle expected volume in the foreseeable future.

   Mattel bases its production schedules for toy products on customer orders, modified by historical trends, results of market research and current market information. The actual shipments of products ordered and the order cancellation rate are affected by consumer acceptance of the product line, the strength of competing products, marketing strategies of retailers and overall economic conditions. Unexpected changes in these factors can result in a lack of product availability or excess inventory in a particular product line.

   All foreign countries in which Mattel's products are manufactured (principally China, Indonesia, Malaysia and Mexico) currently enjoy "normal trade relations" ("NTR") status under US tariff laws, which provides a favorable category of US import duties. As a result of continuing concerns in the US Congress regarding China's human rights policies, and disputes regarding Chinese trade policies, including the country's inadequate protection of US intellectual property rights, there has been, and may be in the future, opposition to the annual extension of NTR status for China. In 2000, however, there will be, for the first time, a major effort in the US Congress to pass legislation that would make permanent China's NTR status in return for the country's expected accession to the World Trade Organization.

   The loss of NTR status for China would result in a substantial increase in the import duty for toys manufactured in China and imported into the US and would result in increased costs for Mattel and others in the toy industry. See "Risk Factors." The impact of such an event on Mattel could be somewhat mitigated by Mattel's ability to source product for the US market from countries other than China and ship products manufactured in China to markets outside the US. As a result, Mattel has expanded its production capacity in other countries. Other factors, including Mattel's ability to pass along the added costs through price increases and the pricing policies of vendors in China, could also mitigate the impact of a loss of China's NTR status.

   With the implementation of the Uruguay Round agreement effective January 1, 1995, all US duties on dolls and traditional toys were completely eliminated. Canada also eliminated its tariffs on dolls and most toy categories in 1995, with the exception of certain toy sets and board games that will have their duties eliminated over ten years. Meanwhile, both the European Union and Japan are in the process of implementing Uruguay Round tariff concessions that reduced their tariffs on dolls by 40 percent and 15 percent, respectively, as of January 1, 1999, and will lead to the phased elimination of their duties on several other toy categories by January 1, 2004.

   Virtually all of Mattel's raw materials are available from numerous suppliers. Prices for resin and packaging materials began rising late 1999, and this trend is continuing into year 2000. Mattel has long-term agreements in place with major suppliers which allows them to only pass on their actual raw material cost increases.

Commitments

   In the normal course of business, Mattel enters into contractual arrangements for future purchases of goods and services to ensure availability and timely delivery, and to obtain and protect Mattel's right to create and market certain products. Certain of these commitments routinely contain provisions for guaranteed or minimum expenditures during the term of the contracts. Current and future commitments for guaranteed payments reflect Mattel's focus on expanding its product lines through alliances with businesses in other industries.

   As of December 31, 1999, the Operations segment had outstanding commitments for 2000 purchases of inventory of approximately $92 million. Licensing and similar agreements with terms extending through the year 2007 contain provisions for future guaranteed minimum payments aggregating approximately $346 million for both the Toy Marketing and Consumer Software segments. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Commitments" and Note 6 to the Consolidated Financial Statements.

Licenses and Distribution Agreements

   License agreements with third parties permit Mattel to utilize the trademark, character or product of the licensor in its product line across all marketing segments. Mattel's level of licensing activity has expanded in recent years. Royalty expense during the years ended December 31, 1999, 1998 and 1997 was approximately $309 million, $234 million and $226 million, respectively. See "Product Design and Development" and Note 6 to the Consolidated Financial Statements.

   Mattel distributes finished products that are independently designed and manufactured. Mattel also licenses a number of its trademarks, characters and other property rights to others for use in connection with the sale of non-toy and other products that do not compete with Mattel's products.

   Mattel has license agreements with third parties that permit Mattel to utilize the trademark, character, or product of the licensor in its product line. A principal licensor is The Walt Disney Company, which licenses many of its characters and entertainment properties for use on Mattel's products. Mattel also has entered into license agreements with, among others: Children's Television Workshop relating to its Sesame Street(R) properties; Viacom International, Inc. relating to its Nickelodeon(R) properties; Ferrari Idea S.A. for use of the Ferrari trademark; and Original Appalachian Artworks, Inc. for Cabbage Patch Kids(R). A number of these licenses relate to product lines that are significant to Mattel's business and operations.

   In January 2000, Mattel and Warner Bros. Worldwide Consumer Products signed a licensing agreement making Mattel the worldwide master toy licensee for the literary characters from the Harry Potter books published by J.K. Rowling as well as for feature film and television properties developed by Warner Bros. Pictures featuring the Harry Potter characters. Mattel's worldwide toy licensing agreement involves the first two Harry Potter books and theatrical films. This agreement contains minimum royalty guarantees and has a term of four years, provided that the second theatrical film is released prior to January 1, 2003. If the second theatrical film is released subsequent to January 1, 2003, the agreement will be extended to a date twelve months after the release of the second theatrical film. Pursuant to the agreement, Mattel issued Warner Bros. Consumer Products a stock warrant to purchase 3.0 million shares of Mattel's common stock. This warrant became fully vested and exercisable upon signing of the licensing agreement.

Financial Instruments

   To limit the impact associated with the exposure to currency exchange rate fluctuations, Mattel enters into foreign currency forward exchange and option contracts primarily to hedge its purchase of inventory, sales and other intercompany transactions denominated in foreign currencies. These contracts are intended to fix a portion of Mattel's product cost and intercompany cash flows, and thereby limit the effect of foreign currency fluctuations on Mattel's results of operations and cash flows. Mattel does not trade in financial instruments for speculative purposes.

   For additional information regarding foreign currency contracts, see "International Operations" above, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Foreign Currency Risk", and
Note 6 to the Consolidated Financial Statements.

Seasonal Financing

   Mattel's financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when accounts receivable are at their highest due to increased sales volume and sales programs, and when inventories are at their highest in anticipation of expected second half sales volume. See "Seasonality." Mattel expects to finance its seasonal working capital requirements for the coming year by using existing and internally generated cash, issuing commercial paper and selling certain trade receivables under its committed revolving credit facility, and using various short-term bank lines of credit. See "Risk Factors." In addition, Mattel avails itself of individual short-term foreign credit lines with a number of banks, which will be used as needed to finance seasonal working capital requirements of certain foreign affiliates.

   Mattel maintains and periodically amends or replaces an unsecured committed revolving credit agreement with a commercial bank group that is used as the primary source of financing the seasonal working capital requirements of its domestic and certain foreign affiliates. The agreement in effect during 1999 consisted of a committed unsecured facility providing a total of up to $1.0 billion in seasonal financing (a five-year facility that expires in 2003). Within the facility, up to $700.0 million was a standard revolving credit line available for advances and backup for commercial paper issuances. Interest was charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The remaining $300.0 million was available for nonrecourse purchases of certain trade accounts receivable of Mattel by the commercial bank group providing the credit line. The agreement required Mattel to comply with certain financial covenants for consolidated debt-to-capital and interest coverage, and Mattel was in compliance with such covenants during 1999. This agreement will continue to be in effect during 2000. In addition, Mattel avails itself of uncommitted domestic facilities provided by certain banks to issue short-term money market loans.

   Mattel is currently in the process of negotiating a 364 day, $400 million companion facility to its existing $1.0 billion credit facility, with essentially the same group of commercial banks. The terms and conditions of the companion facility will be similar to the existing $1.0 billion facility. Mattel expects to have the companion facility in place by the end of April 2000.

   Mattel believes the amounts available under its committed revolving credit facility, its uncommitted money market facility and its foreign credit lines will be adequate to meet its seasonal financing requirements.

Trademarks, Copyrights, and Patents

   Most of Mattel's products are sold under trademarks, trade names and copyrights and a number of those products incorporate patented devices or designs. Trade names and trademarks are significant assets of Mattel in that they provide product recognition and acceptance worldwide.

   Mattel customarily seeks patent, trademark or copyright protection covering its products, and it owns or has applications pending for US and foreign patents covering many of its products. A number of these trademarks and copyrights relate to product lines that are significant to Mattel's business and operations. Mattel believes its rights to these properties are adequately protected but there can be no assurance that its rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. See "Risk Factors."

   Mattel also licenses a number of its trademarks, characters and other property rights to others for use in connection with the sale of non-toy and other products that do not compete with Mattel's products.

   Consistent with industry practice in the Consumer Software segment, Mattel does not have signed license agreements with the end-users of its software products, and its software products do not contain mechanisms to inhibit unauthorized copying. Instead, Mattel relies on the copyright laws to prevent unauthorized distribution of its software. Mattel also relies on a combination of trade secret, patent, trademark and other proprietary rights, laws and license agreements to protect its proprietary rights. Existing copyright laws afford only limited protection. It may be possible for unauthorized third parties to copy Mattel's software products or to obtain and use information Mattel regards as proprietary.

   Policing unauthorized use and distribution of Mattel's software products is difficult, and while it is difficult to determine the extent to which such use or distribution exists, software piracy can be expected to be a persistent problem. These problems are particularly acute in certain international markets such as South America, the Middle East, the Pacific Rim and the Far East, and the laws of certain countries in which Mattel's products are or may be distributed provide less protection than those of the US.

Government Regulations

   Mattel's toy products sold in the US are subject to the provisions of the Consumer Product Safety Act, the Federal Hazardous Substances Act, the Flammable Fabrics Act, and the Food, Drug and Cosmetics Act, and the regulations promulgated thereunder. The Consumer Product Safety Act and the Federal Hazardous Substances Act enable the Consumer Product Safety Commission to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The Consumer Product Safety Commission may also require the recall and repurchase or repair by the manufacturer of articles that are banned. Similar laws exist in some states and cities and in various international markets. See Item 3 "Legal Proceedings."

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

   Mattel maintains a quality control program to ensure product safety compliance with the various federal, state and international requirements. Notwithstanding the foregoing, there can be no assurance that all of Mattel's products are or will be hazard-free. Any material product recall could have a material adverse effect on Mattel's results of operations and financial condition and could also negatively effect Mattel's reputation and the sales of other Mattel products.

   Mattel's advertising is subject to The Children's Television Act of 1990 and the rules promulgated by the US Federal Communications Commission as well as laws of certain countries that place certain limitations on television commercials during children's programming. Mattel is subject to various other federal, state and local laws and regulations applicable to its business. Mattel believes that it is in substantial compliance with these laws and regulations.

Effects of Inflation

   Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial condition during the three year period ended December 31, 1999. The US Consumer Price Index increased 2.7% in 1999, 1.6% in 1998 and 1.7% in 1997. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability to pass on higher prices to customers.

Employees

   The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 1999, Mattel's total number of employees, including its international operations, was approximately 31,000.

Risk Factors

   This Risk Factors section is written to be responsive to the Securities and Exchange Commission's "Plain English" guidelines. In this section the words "we", "our", "ours" and "us" refer only to Mattel, Inc. and its subsidiaries and not any other person.

   Set forth below and elsewhere in this Form 10-K and in other documents we file with Securities and Exchange Commission are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially form the results contemplated by the forward-looking statements contained in this Form 10-K. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement."

We may not realize the expected benefits from the merger with Learning Company, such as cost savings, operating efficiencies, revenue enhancements and other synergies, due to difficulties integrating Mattel and Learning Company.

   We merged with Learning Company with the expectation that the merger would result in a number of benefits, including cost savings, operating efficiencies, revenue enhancements and other synergies. Due to the factors explained in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of

Operations--1999 Compared to 1998--Consolidated Results", we have not yet realized many of the expected benefits from the merger. Our inability to successfully integrate the operations and personnel of the companies, or any further significant delay in achieving integration, could have a material adverse effect on our business, financial condition and results of operations. Integrating the operations and personnel of Mattel and Learning Company has been a complex process, and we cannot assure you that the integration will result in the realization of the anticipated benefits of the merger. Any further difficulties encountered in the process of combining the companies could cause additional disruption of the activities of our business.

Our Consumer Software segment, the Learning Company division, experienced significant performance shortfalls in 1999 that may continue.

   Our Learning Company division reported pre-tax losses of $205.5 million in 1999. The negative results were caused by a combination of factors, including:

  .  a decrease in sales of the division's products;

  . higher proportion of sales of relatively lower priced and lower margin products;

  .  greater use of rebates due to competitive pressures;

  .  higher price and marketing concessions to retailers; and

  . increased bad debt write-offs because of certain financially troubled distributors.

   We have recently formulated a plan aimed at correcting the problems, including:

  .  more strict sales control policy with distributors and retailers;

  . decreased use of rebates to consumers and price and marketing concessions to distributors and retailers;

  .  new divisional management;

  .  shifts in product mix towards higher margin products; and

  .  expansion into game consoles and the Internet.

   There can be no assurance that the Learning Company division's results will improve in 2000. In particular, the decrease in sales of the division's CD-ROM products may continue. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--1999 Compared to 1998-- Consolidated Results."

In response to industry trends, we are implementing a business strategy emphasizing initiatives such as products incorporating software and other interactive features, other high technology products and the use of marketing and sales over the Internet.

   We have developed a business strategy to adapt to several trends that in recent years have combined to change the toy business. These trends include:

  .  increasing use of high technology;

  .  the advent of the Internet;

  .  the mass popularity of video games and hand-held electronic games; and

  . the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products.

   In response to these changes, we have increased our development of toys which incorporate technology and interactive features, enlarged our software business, combined our traditional brands with new play platforms and invested in an Internet strategy. There can be no assurance that this strategy will help us increase or maintain our sales or earnings in the future, or that our investments in these initiatives will be profitable.

Our business may suffer due to losses of key employees or if we fail to attract and retain additional employees.

   Recently, there has been substantial turnover in our senior management and we are in the process of searching for a new Chief Executive Officer. Our future success will depend to a significant extent on the continued service of our remaining senior management and other key employees and the hiring of new qualified employees, including a new Chief Executive Officer. In general, competition for highly-skilled business, product development, technical and other personnel is becoming more intense due to lower overall unemployment rates and competition with Internet or other startup companies. Competition for employees in the consumer and interactive software business is particularly intense. The high market valuations, large equity positions offered to key employees and creative talent, and the potential for rapid stock price appreciation of Internet companies make their compensation packages attractive to new employees as well as to employees who are already working in more mature companies. This situation makes it difficult for us to retain and attract senior management and other key employees to all portions of our business. Accordingly, we expect to experience increased compensation costs that may not be offset through either improved productivity or higher prices.

   We cannot assure you that we will be successful in continuously recruiting new personnel and in retaining existing personnel. Any significant delay in finding a qualified Chief Executive Officer, the loss of other key employees or our inability to attract additional qualified employees could have a material adverse effect on our business, financial condition and results of operations.

The consumer software industry is dynamic and highly competitive, and we cannot assure you that we will grow or maintain our market share in this market.

   The process of developing software products such as those we offer is extremely complex and is becoming more complex and expensive over time. Our consumer software product development expense levels are based largely on expectations regarding future sales. Accordingly, operating results would be disproportionately adversely affected by a decrease in sales or a failure to meet our sales expectations due to delays in new product introductions or lower than expected demand. If we do not accurately anticipate and successfully adapt our consumer software products to emerging platforms, environments and technologies, or new products are not launched when planned or do not achieve anticipated revenues, it could have a material adverse effect on our business, financial condition and results of operations.

   Rapid changes in technology, product obsolescence and advances in computer software and hardware require us to develop or acquire new products and to enhance our existing products on a timely basis. The consumer software marketplace has recently experienced a higher emphasis on on-line and Internet-related services and content tailored for this new distribution channel. To the extent that demand increases for on-line products and content, the demand for our existing consumer software products may decline. There can be no assurance that we will be able to maintain market share and otherwise compete successfully in the future, or that the market for our products will not erode.

   Companies with substantial bases of intellectual property content in the motion picture and media industries, sophisticated product marketing and technical abilities and/or financial resources that may not need to realize an immediate profit or return on investment have increasingly entered the consumer software market. These competitors include: Microsoft Corporation, The Walt Disney Company, Hasbro, Inc., IBM Corporation and Havas S.A. For example, technology companies have begun to acquire greater access to branded content, and content-oriented companies have begun to acquire greater technological capabilities. To the extent that competitors achieve a performance, price or distribution advantage, we could be adversely affected. Furthermore, increased consolidation of the consumer software market may impact future growth potential and performance.

   There can be no assurance that we will be able to effectively compete in existing distribution channels or new and emerging channels, such as the Internet, cable or telephone line delivery modes.

Consumer preferences are difficult to predict and the introduction of new products is critical in our industry.

   Our business and operating results depend largely upon the appeal of our toy products. Our continued success in the toy industry will depend on our ability to redesign, restyle and extend our existing core products and product lines and to develop, introduce and gain customer acceptance of new products and product lines. However, consumer preferences in this industry are continuously changing and are difficult to predict. Individual products typically have short life cycles. There can be no assurance that:

  . any of our current products or product lines will continue to be popular for any significant period of time;

  . any new products and product lines introduced by us will achieve an adequate degree of market acceptance; or

  . any new products' life cycles will be sufficient to permit us to recover development, manufacturing, marketing and other costs of the products.

   A decline in the popularity of our existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on our business, financial condition and results of operations.

We are involved in several litigation matters in which the outcome is uncertain and could entail significant expense.

   As described under Item 3 "Legal Proceedings", we are currently involved in a number of litigation matters including a number of purported securities class action claims stemming from the merger with Learning Company and the performance of the Learning Company division in the second half of 1999. The pending litigation against us and our directors, regardless of the outcome, may result in substantial costs and expenses and significantly divert the attention of our management. There can be no assurance that we will be able to achieve a favorable settlement of the pending litigation or obtain a favorable resolution of such litigation if it is not settled. An unfavorable resolution of the pending litigation could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on our two largest customers, which together accounted for approximately 33% of Mattel's net sales in fiscal 1999.

   A small number of our customers account for a large share of our net sales. For the year ended December 31, 1999, our two largest customers, Wal-Mart and Toys R Us, in the aggregate accounted for approximately 33% of net sales, and our ten largest customers in the aggregate accounted for approximately 54% of net sales. If some of these customers were to cease doing business with us, or to significantly reduce the amount of their purchases from us, it could have a material adverse effect on our business, financial condition and results of operations.

The toy business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season.

   Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December. This seasonality is increasing as large toy retailers become more efficient in their control of inventory levels through the just-in-time inventory management systems. As a result, our annual operating results will depend, in large part, on our sales during the relatively brief holiday season. This seasonal pattern requires significant use of working capital mainly to manufacture inventory during the year, prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season. Failure to accurately predict and respond to consumer demand may have a material adverse effect on our business, financial condition and results of operations.

Changes in our credit rating or the credit markets could increase the cost of satisfying our long-term capital needs.

   We expect to satisfy our future long-term capital needs in part through the issuance of debt securities. For example, in 2000 we will be required to pay back over $300 million of our currently outstanding debt securities and we presently intend to issue new debt securities to raise the necessary funds. The interest rate, selling price, initial offering discount or any premium offered for our debt securities will be based on a number of factors, including:

  .  our ratings with major credit rating agencies;

  . the prevailing interest rates being paid by other companies similar to us; and

  . the overall condition of the financial and credit markets at the time of the initial distribution of the debt securities.

   The condition of the credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Fluctuations in these factors could make it difficult for us to sell debt securities or require us to offer higher interest rates in order to sell new debt securities.

   In addition, credit rating agencies continually revise their ratings for the companies that they follow, such as us. The credit rating agencies also evaluate the consumer products or family entertainment industry as a whole and may change their credit rating for us based on their overall view of our industry. Recently, our credit rating was reduced by several credit rating agencies and we cannot assure you that our credit rating will not continue to be reduced. A negative change in our rating could make it more difficult for us to sell our debt securities and require us to offer higher interest rates. If we are required to offer higher interest rates in order to sell our new debt securities, the increased interest costs could have an adverse effect on our financial condition and results of operations.

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

   All foreign countries in which our products are manufactured currently enjoy "normal trade relations" status under US tariff laws, which provides a favorable category of US import duties. As a result of continuing concerns in the US Congress regarding China's human rights policies, and disputes regarding Chinese trade policies, including the country's inadequate protection of US intellectual property rights, there has been, and may be in the future, opposition to the annual extension of "normal trade relations" status for China. The loss of "normal trade relations" status for China would result in a substantial increase in the import duty of toys manufactured in China and imported into the US and would result in increased costs. Such increases in import duties and costs could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our intellectual property rights and we cannot assure you that we will be able to successfully protect such rights.

   We rely on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect our rights to valuable intellectual property related to our brands. We also rely on license and other agreements to establish ownership rights and to maintain confidentiality. We cannot assure you that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. Technological developments and the Internet may create new risks to our ability to protect our intellectual property. In addition, laws of certain foreign countries in which our products may be sold do not protect intellectual property rights to the same extent as the laws of the US. The failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse effect on our business, financial condition and results of operations.

We have anti-takeover provisions in place that may make it more difficult for a third party to acquire us without our consent, which may adversely effect our stock price.

   We have in place a stockholder rights plan which provides for the issuance of preferred stock purchase rights designed to protect our stockholders from abusive takeover tactics by causing substantial dilution to a person or group that attempts to acquire 15% or more of our stock on terms not approved by our board of directors. Additionally, our board of directors can, without obtaining stockholder approval, issue shares of preferred stock having rights, including the right to vote as a class on any proposed change of control, that could adversely affect the voting power of holders of our common stock. Our charter documents also contain additional provisions intended to reduce the risk of abusive takeover tactics, including specifying procedures for director nominations by stockholders and submission of other proposals by stockholders at meetings, and restricting the ability of stockholders to call special meetings. Certain agreements to which we are a party, including loan and employment agreements and stock option plans, contain provisions that impose increased costs upon us in the event of a change of control. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the person becomes an interested stockholder unless approval is received in a prescribed manner. The existence of these anti-takeover provisions may make it substantially more difficult for a third party to acquire control of us or accumulate large blocks of our common stock, which could adversely affect our stock price.

Executive Officers of the Registrant

   The current executive officers of Mattel, all of whom are appointed annually by the board of directors and serve at the pleasure of the board, are as follows:

                                                                      Executive
                                                                       Officer
          Name           Age                Position                    Since
          ----           --- --------------------------------------   ---------
 Ronald M. Loeb.........  67 Acting Chief Executive Officer and a
                              Director of Mattel, Inc.                  2000
 Pleasant T. Rowland....  59 Vice Chairman of the Board of Mattel,
                              Inc. and President, Pleasant Company      1998
 Matthew C. Bousquette..  41 President, Boys/Entertainment              1999
 Adrienne Fontanella....  41 President, Girls/Barbie                    1999
 Neil B. Friedman.......  52 President, Fisher-Price Brands             1999
 Bernard Stolar.........  53 President, Mattel Interactive              2000
 Joseph C. Gandolfo.....  57 President, Worldwide Manufacturing
                              Operations and a Director of Mattel,
                              Inc.                                      1990
 Ned Mansour............  51 President, Mattel, Inc. and a Director
                              of Mattel, Inc.                           1992
 Kevin M. Farr..........  42 Chief Financial Officer                    1996
 William Stavro.........  60 Senior Vice President and Treasurer        1993
 Robert Normile.........  40 Senior Vice President, General Counsel
                              and Secretary                             1999

   Mr. Loeb has been acting Chief Executive Officer since February 2000 and a member of the Board of Directors since 1970. He is currently Senior Vice President and General Counsel of Williams-Sonoma, Inc., a consumer products company. Mr. Loeb is a retired partner of the law firm of Irell & Manella LLP.

   Ms. Rowland has been Vice Chairman of the Board of Mattel, Inc. and President, Pleasant Company since July 1998. Ms. Rowland has been President of Pleasant Company since 1986 when she founded that company.

   Mr. Bousquette has been President, Boys/Entertainment since March 1999. From May 1998 to March 1999, he was Executive Vice President and General Manager-Boys Toys. From 1995 to 1998, he was General Manager. He joined Mattel in December 1993 as Senior Vice President-Marketing for Activity Toys, and had previously worked for Mattel from 1984 to 1988 in Boys Toys marketing.

   Ms. Fontanella has been President, Girls/Barbie since March 1999. From November 1998 to March 1999, she was General Manager and Senior Vice President-Worldwide Barbie Licensing and Collectibles. From February to November 1998, she was Senior Vice-President-Worldwide Barbie Licensing New Ventures. She joined Mattel in May 1996 as Vice President. Prior to joining Mattel, she held senior positions within the cosmetics industry, including chairman of January Productions from 1995 to 1996.

   Mr. Friedman has been President, Fisher-Price Brands since March 1999. From August 1996 to March 1999, he was President-Tyco Preschool. For more than five years prior to that time, he was President of MCA/Universal Merchandising, Executive Vice President and Chief Operating Officer of Lionel Leisure, Inc., and President of Aviva/Hasbro.

   Mr. Stolar has been President, Mattel Interactive since January 2000. From July 1996 to August 1999, he served as President and Chief Operating Officer of Sega of America, Inc., a consumer electronics company. From April 1994 until July 1996, he was Executive Vice President of Sony Computers of America, a consumer electronics company.

   Mr. Gandolfo has been President, Worldwide Manufacturing Operations since April 1990 and a member of the Board of Directors since May 1997.

   Mr. Mansour has been President, Mattel, Inc. since June 1999 and a member of the Board of Directors since August 1996. From August 1996 to June 1999, he was President, Corporate Operations. He was General Counsel from November 1997 until April 1999. From April 1991, he served in several senior managerial positions at Mattel, including President, Mattel-USA, Chief Administrative Officer and Secretary.

   Mr. Farr has been Chief Financial Officer since February 2000. From September 1996 to February 2000, he was Senior Vice President and Corporate Controller. From June 1993 to September 1996, he served as Vice President, Tax. Prior to that he served as Senior Director, Taxes from August 1992 to June 1993.

   Mr. Normile has been Senior Vice President, General Counsel and Secretary since March 1999. He served as Vice President, Associate General Counsel and Secretary from July 1998 to March 1999. From August 1994 to March 1999, he served as Assistant General Counsel and Assistant Secretary. From June 1992 to August 1994, he served as Assistant General Counsel. Prior to that, he was associated with the law firms of Latham & Watkins and Sullivan & Cromwell.

   Mr. Stavro has been Senior Vice President and Treasurer since May 1995. From November 1993 to May 1995, he was Vice President & Treasurer. From March 1992 to November 1993, he was Vice President & Assistant Treasurer. Prior to that he was Assistant Treasurer for more than five years.

Item 2. Properties

   Mattel owns its corporate headquarters in El Segundo, California, consisting of 335,000 square feet, which is subject to a $43.0 million mortgage, and an adjacent 55,000 square foot office building. Mattel also leases buildings in El Segundo consisting of approximately 250,000 square feet, which are primarily used for its design and development and audio visual departments. Fisher-Price owns its headquarters facilities in East Aurora, New York, consisting of approximately 390,000 square feet. Pleasant Company owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 395,000 square feet.

   Mattel maintains sales offices in California, Illinois, New York, North Carolina and Texas, and warehouse and distribution facilities in California, Kentucky and Texas. Mattel owns a computer facility in Phoenix, Arizona. Internationally, Mattel has its principal offices and/or warehouse space in Australia, Brazil, Canada, France, Germany, Hong Kong, Italy, Mexico, The Netherlands, Spain, and the United Kingdom. Mattel's principal manufacturing facilities are located in China, Indonesia, Italy, Malaysia, Mexico, Thailand and the US. See "Manufacturing."

   Most of Mattel's facilities are occupied under leases and, for the most part, are fully utilized, although excess manufacturing capacity exists from time to time based on product mix and demand. With respect to leases that are scheduled to expire during the next twelve months, Mattel may negotiate new lease agreements, renew leases or utilize alternative facilities. See Note 6 to the Consolidated Financial Statements.

Item 3. Legal Proceedings

Power Wheels(R) Recall and Related Matters

   On October 22, 1998, Mattel announced that Fisher-Price, in cooperation with the Consumer Product Safety Commission, would conduct a voluntary recall involving up to 10 million battery-powered Power Wheels(R) ride-on vehicles. The recall did not result from any serious injury, and involves the replacement of electronic components that may overheat, particularly when consumers make alterations to the product. The recall involves vehicles sold nationwide since 1984 under nearly 100 model names. Additionally, Fisher-Price has been notified by the Consumer Product Safety Commission that the Commission is considering whether Fisher-Price may be subject to a fine for delayed reporting of the facts underlying the recall.

   In the third quarter of 1998, Mattel recognized a $38.0 million pre-tax charge related to the recall. During the second and fourth quarters of 1999, Mattel recognized additional pre-tax charges totaling $20.0 million related to the recall.

Greenwald Litigation and Related Matters

   On October 13, 1995, Michelle Greenwald filed a complaint (Case No. YC 025
008) against Mattel in Superior Court of the State of California, County of Los Angeles. Ms. Greenwald is a former employee whom Mattel terminated in July 1995. Her complaint sought $50 million in general and special damages, plus punitive damages, for breach of oral, written and implied contract, wrongful termination in violation of public policy and violation of California Labor Code Section 970. Ms. Greenwald claimed that her termination resulted from complaints she made to management concerning general allegations that Mattel did not account properly for sales and certain costs associated with sales and more specific allegations that Mattel failed to account properly for certain royalty obligations to The Walt Disney Company. On December 5, 1996, Mattel's motion for summary adjudication of Ms. Greenwald's public policy claim was granted. On March 7, 1997, Mattel filed a motion for summary judgment on the remaining causes of action. On December 9, 1997, Mattel's motion for summary judgment of Ms. Greenwald's remaining claims was granted. On February 4, 1998, Ms. Greenwald appealed from the dismissal of her suit. The appeal has been fully briefed, and a hearing took place on March 3, 2000. Mattel intends to continue to defend the action vigorously, including the appeal.

Toys R Us and Related Matters

   On October 2, 1997, the Attorney General of the State of New York filed in the United States District Court, Eastern District of New York (Case No. CV 97
5714), an action against Toys R Us, Mattel and certain other toy manufacturers alleging that the defendants had violated federal antitrust laws and entered into vertical and horizontal arrangements that had the effect of restricting sales to the warehouse clubs. The attorneys general from forty-three other states, the District of Columbia and the Commonwealth of Puerto Rico joined this action. Following the filing of the New York action, a series of private treble damage class actions under the federal antitrust laws were filed in various federal district courts. The parties later agreed to have these related actions transferred to the Eastern District of New York to be consolidated by the Judicial Panel on Multiple Litigation before Nina Gershon, United States District Judge. Private class actions were also filed in state courts in Alabama, California, and New Jersey, asserting claims under state antitrust law. These state court actions were coordinated with the federal court actions.

   Subsequent mediation efforts resulted in a Settlement Agreement and Release as to Mattel, Inc., Fisher-Price, and Tyco, effective April 6, 1999. Pursuant to the terms of the Settlement Agreement and Release, Mattel agreed to make a cash payment and a toy contribution, both of which were made in the fourth quarter of 1999. As a result of a dispute between the parties as to the selection of the toys to be contributed, Mattel negotiated a Supplemental Toy Contribution Agreement and made a supplemental toy contribution in December 1999. Final Judgment and Order of Dismissal was entered by Judge Gershon on February 17, 2000 that effectively dismissed with prejudice the claims asserted by the state and private federal and state court plaintiffs, including the claims of any person represented in either a parens patriae or private class capacity.

Litigation Related to Business Combination

   On December 16, 21, and 23, 1998, several stockholders of the legal entity The Learning Company, Inc. that merged into Mattel ("Old Learning Company") filed six separate purported class action complaints in the Court of Chancery of the State of Delaware in and for New Castle County against Old Learning Company and Old Learning Company's board of directors for alleged breaches of fiduciary duties in connection with the May 1999 merger. The six complaints were consolidated. The consolidated complaint named Mattel as an additional defendant, claiming that Mattel aided and abetted the alleged breaches of fiduciary duty. On March 9, 2000, the plaintiffs filed a notice and order of dismissal dismissing the action without prejudice. Upon approval by the court, the consolidated action will be formally dismissed.

Litigation Related to Learning Company Earnings Shortfall

   Following Mattel's announcement on October 4, 1999 that it expected an earnings shortfall at its Learning Company division in the third quarter of 1999, several of Mattel's shareholders filed purported class action complaints in the United States District Court for the Central District of California, the United States District Court for the Southern District of New York and the United States District Court for Massachusetts naming Mattel and certain of its officers and directors as defendants. The complaints generally allege, among other things, that the defendants made false or misleading statements that artificially inflated the price of Mattel's common stock by overstating the revenues and net income of Mattel, including its Learning Company division, and by falsely representing that the May 1999 Learning Company acquisition would be immediately accretive to Mattel's 1999 and 2000 financial results.

   Two of the purported class action complaints are brought on behalf of the former stockholders of Broderbund Software, Inc. ("Broderbund") who acquired shares of Old Learning Company in exchange for their Broderbund common stock in connection with the Old Learning Company-Broderbund merger on August 31, 1998. Mattel has been named as a defendant as the successor-in-interest to Old Learning Company. The complaints generally allege that that the Old Learning Company-Broderbund Registration Statement on Form S-4 filed on or about July 14, 1998 in connection with the merger was materially false.

   On November 23, 1999, Mattel (along with other defendants named in the federal securities lawsuits) filed a motion and brief before the Judicial Panel on Multidistrict Litigation seeking to transfer all of the federal actions to the United States District Court for the Central District of California for Coordinated or Consolidated Pretrial Proceedings. On March 3, 2000, the Judicial Panel on Multidistrict Litigation granted Mattel's motion.

   In addition, a Mattel stockholder filed a derivative complaint on behalf and for the benefit of Mattel in the Superior Court of the State of California, County of Los Angeles. The complaint alleges that Mattel's directors breached their fiduciary duties, wasted corporate assets and grossly mismanaged Mattel in connection with Mattel's acquisition of Learning Company and seeks both monetary and injunctive relief. On February 10, 2000, the court sustained defendants' demurrer and dismissed the complaint with leave to amend.

   Mattel believes the lawsuits are without merit and intends to defend them vigorously.

Environmental

   Fisher-Price. Fisher-Price has executed a consent order with the State of New York involving a remedial action/feasibility study for one of its manufacturing plants. Currently, Fisher-Price is negotiating an additional consent order which will outline the specific clean up strategy for the site. Mattel anticipates that the New York State Department of Environmental Quality will issue their Record of Decision in March 2000. The ultimate liability associated with this cleanup presently is estimated to be less than $1,425,000, approximately $1,030,500 of which has been incurred through December 31, 1999.

   Beaverton, Oregon. Mattel operates a manufacturing facility on a leased property in Beaverton, Oregon that was acquired as part of the Tyco merger. In March 1998, samples of groundwater used by the facility for process water and drinking water disclosed elevated levels of certain chemicals, including trichloroethylene. Mattel immediately closed the water supply and self-reported the sample results to the Oregon Department of Environmental Quality and the Oregon Health Division. Mattel also implemented a community outreach program to employees, former employees and surrounding landowners.

   In November 1998, Mattel and another potentially responsible party entered into a consent order with the Oregon Department of Environmental Quality to conduct a remedial investigation/feasibility study at the property, to propose an interim remedial action measure and to continue the community outreach program. In the second quarter of 1999, Mattel recorded a $14.0 million pre-tax charge for environmental remediation costs related to this property, based on the completion and approval of the remediation plan and feasibility study.

General

   Mattel is also involved in various other litigation and legal matters, including claims related to intellectual property, product liability and labor, which Mattel is addressing or defending in the ordinary course of business. Management believes that any liability which may potentially result upon resolution of such matters will not have a material adverse effect on Mattel's business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   For information regarding the markets in which Mattel's common stock, par value $1.00 per share, is traded, see the cover page hereof. Information regarding the high and low closing prices of the common stock for the last two calendar years is incorporated herein by reference to the Consolidated Financial Statements filed with this report. See Item 14 of Part IV.

   As of March 6, 2000, Mattel had approximately 52,000 holders of record of its common stock.

   Mattel paid dividends on its common stock of $0.07 per share in January 1998 and $0.08 per share in April, July and October 1998 and January and April 1999. Mattel paid dividends on its common stock of $0.09 per share in July and October 1999. The payment of dividends on common stock is at the discretion of Mattel's board of directors and is subject to customary limitations.

Item 6. Selected Financial Data

   The following table sets forth for the periods indicated the selected consolidated financial data for Mattel. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere herein and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated balance sheet data as of December 31, 1997, 1996 and 1995 and the selected consolidated financial data for the years ended December 31, 1996 and 1995 are derived from audited Consolidated Financial Statements not included herein. The selected consolidated financial data for the years ended December 31, 1999, 1998 and 1997 and as of December 31, 1999 and 1998 are derived from audited Consolidated Financial Statements included elsewhere herein.

                            Selected Financial Data

                                    For the Year Ended December 31(a)
                          ----------------------------------------------------------
                             1999        1998        1997        1996        1995
                          ----------  ----------  ----------  ----------  ----------
                              (In thousands, except per share and percentage
                                               information)
Operating Results:
Net sales...............  $5,514,950  $5,621,207  $5,455,547  $5,064,860  $4,708,452
Gross profit............   2,601,040   2,913,303   2,819,660   2,590,078   2,292,309
  % of net sales........        47.2%       51.8%       51.7%       51.1%       48.7%
Operating profit(b).....      40,866     520,100     113,828     315,827     614,541
  % of net sales........         0.7%        9.3%        2.1%        6.2%       13.1%
Income (loss) before
 income taxes and
 extraordinary item.....    (110,743)    391,632       1,216     188,898     506,243
(Benefit) provision for
 income taxes...........     (28,370)    185,579     179,327     166,936     197,246
Income (loss) before
 extraordinary item.....     (82,373)    206,053    (178,111)     21,962     308,997
Extraordinary item--loss
 on early retirement of
 debt...................         --          --       (4,610)        --          --
Net income (loss).......     (82,373)    206,053    (182,721)     21,962     308,997
Income (Loss) Per Common
 Share(c):
Income (loss) before
 extraordinary item
  Basic.................       (0.21)       0.51       (0.51)       0.04        0.88
  Diluted...............       (0.21)       0.47       (0.51)       0.04        0.86
Net income (loss)
  Basic.................       (0.21)       0.51       (0.52)       0.04        0.88
  Diluted...............       (0.21)       0.47       (0.52)       0.04        0.86
Dividends Declared Per
 Common Share(c)........        0.35        0.31        0.27        0.24        0.19

                                           As of Year End(a)
                                           -----------------
                            1999       1998       1997       1996       1995
                         ---------- ---------- ---------- ---------- ----------
                                             (In thousands)
Financial Position:
Cash and marketable
 securities............. $  275,024 $  469,213 $  883,903 $  811,284 $  715,440
Accounts receivable,
 net....................  1,270,005  1,150,051  1,253,343  1,033,066    926,626
Inventories.............    544,296    644,270    468,226    463,212    429,110
Total assets............  5,127,022  5,147,385  4,512,843  4,607,008  4,394,801
Short-term borrowings...    369,549    199,006     52,618     53,924     76,443
Long-term liabilities...  1,346,811  1,333,548  1,110,722  1,121,350  1,266,079
Stockholders' equity....  1,962,687  2,170,803  1,933,338  2,109,787  1,897,176

--------
(a) Consolidated financial information for all periods presented has been restated retroactively for the effects of the May 1999 merger with Learning Company, accounted for as a pooling of interests. Consolidated financial information for 1995-1997 has been restated retroactively for the effects of the March 1997 merger with Tyco, accounted for as a pooling of interests.

(b) Represents income from operations before interest expense and (benefit) provision for income taxes.

(c) Per share data reflect the retroactive effect of stock splits distributed to stockholders in March 1996 and January 1995, and the mergers with Learning Company and Tyco in 1999 and 1997, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

   The following discussion should be read in conjunction with Mattel's consolidated financial statements and notes thereto, and the information included elsewhere herein. This discussion and the accompanying consolidated financial statements and notes thereto have been prepared to reflect the retroactive effect of Mattel's merger with Learning Company in May 1999. The merger was accounted for as a pooling of interests, which means that for accounting and financial reporting purposes and the discussion herein, the two companies are treated as if they have always been combined.

   Mattel designs, manufactures, and markets a broad variety of family products on a worldwide basis through both sales to retailers and direct to consumers. Mattel's business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines, and to successfully market those products and product lines. Mattel plans to continue to focus on its portfolio of traditional brands which have historically had worldwide sustainable appeal. The recent acquisitions of Pleasant Company and Learning Company are part of Mattel's strategic plan to better position itself as a consumer products company that provides its core customers--children--with products that meet their preferences in an increasingly interactive and technology-driven world. The strategy has three components: first, Mattel is communicating with consumers more directly. Second, Mattel is combining its traditional and recently acquired brands with new technologies, including software, electronic games, interactive toys and new media. Through its integration of Learning Company and Mattel Media into the Mattel Interactive division, Mattel has one of the leading consumer software operations in the world. Mattel's joint venture with Intel is focused on producing high-technology, interactive toys that appeal to increasingly technology-oriented children and teenagers. Third, Mattel is implementing a "market by market" approach to Mattel International. Mattel intends to grow its international business by adapting products to local tastes, economic conditions and price requirements.

   Mattel's portfolio of brands can be grouped in the following categories:

  . Girls--including Barbie(R) fashion dolls and accessories, collector dolls, Fashion Magic(R), American Girl(R), Cabbage Patch Kids(R) and Polly Pocket(R)

  . Infant and Preschool--including Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R), See 'N Say(R), Magna Doodle(R), View-Master(R) and Blue's Clues(R)

  . Wheels--including Hot Wheels(R), Matchbox(R), Tyco(R) Electric Racing and
    Tyco(R) Radio Control

  . Entertainment--including Disney, Nickelodeon(R), games and puzzles

  . Consumer Software--including Reader Rabbit(R), Carmen Sandiego(TM), The
    Oregon Trail(R), Myst(R) and The Print Shop(R)

Results of Operations

   The following is a percentage analysis of operating results for the past three years:

                                                           For the Year
                                                         --------------------
                                                         1999    1998   1997
                                                         -----   -----  -----
   Net sales............................................ 100.0%  100.0% 100.0%
                                                         =====   =====  =====
   Gross profit.........................................  47.2%   51.8%  51.7%
   Advertising and promotion expenses...................  17.2    16.3   15.5
   Other selling and administrative expenses............  21.6    20.3   18.6
   Amortization of intangibles..........................   1.7     2.3    8.9
   Restructuring and other charges......................   6.3     2.8    6.3
   Charge for incomplete technology.....................   --      1.0    0.4
   Other income, net....................................  (0.3)   (0.2)  (0.1)
                                                         -----   -----  -----
   Operating profit.....................................   0.7     9.3    2.1
   Interest expense.....................................   2.7     2.3    2.1
                                                         -----   -----  -----
   Income (loss) before income taxes and extraordinary
    item................................................  (2.0)%   7.0%   -- %
                                                         =====   =====  =====

1999 Compared to 1998

 Consolidated Results

   Net loss for 1999 was $82.4 million or $0.21 per diluted share as compared to net income of $206.1 million or $0.47 per diluted share in 1998. The 1999 results were negatively impacted by restructuring and other charges totaling $346.0 million, approximately $265 million after-tax or $0.64 per diluted share, related to the Mattel restructuring plan, the merger and integration of Learning Company, and other nonrecurring charges. See "Restructuring and Other Charges." Additionally, Mattel's 1999 results were negatively impacted by the results of operations of its Learning Company division, which reported a pre-tax loss of $205.5 million for the full year 1999. The 1998 results of operations were negatively impacted by nonrecurring charges, including an incomplete technology write-off of $56.8 million related to the acquisition of Mindscape, Inc. in March 1998, restructuring and other charges of $113.3 million related to 1998 acquisitions and one-time charges of $44.0 million in connection with the voluntary recall of Power Wheels(R) ride-on vehicles and a Toys R Us-related antitrust litigation settlement. Total 1998 nonrecurring charges of approximately $163 million after-tax impacted the earnings by $0.39 per diluted share.

   The negative results of the Learning Company division in 1999 were attributable to a number of factors. In 1999, Learning Company experienced a decrease in sales of CD-ROM products at retail and a higher proportion of sales of relatively lower priced and lower margin products. During the second half of 1999, Learning Company was in the process of revising its distribution channel arrangements. These changes in distribution terms combined with the general weakness in the CD-ROM market resulted in increased product returns. Significant price and promotional competition caused the Learning Company division to incur higher than anticipated price concessions and marketing expenses, including increased use of rebate programs, price protection and advertising. In addition, increased bad debt reserves of approximately $56 million, including $35 million related to one of Learning Company's major distributors, contributed to its operating loss.

   In 2000, Mattel will attempt to improve the results of its Learning Company division by reducing the number of software products it develops and sells, decreasing the length of its software product development cycle and eliminating a number of its lower margin software titles. In addition, Mattel has implemented a more strict sales control policy with its distributors and retailers and plans to decrease the use of rebates to consumers and price and marketing concessions to distributors and retailers. Mattel intends to focus on areas where potential growth opportunities exist, including expansion of its interactive products to new platforms such as game consoles and the Internet, as well as increased sales in the international markets. Mattel also plans to continue its strategy of creating stand-alone on-line ventures utilizing Learning Company assets, such as Genealogy.com, LLC and GoodHome, LLC, in which Mattel retains an equity interest, and will consider strategic dispositions, licensing agreements and other similar transactions. In 1999 and 2000, Mattel replaced the senior management at its Learning Company division. There can be no assurance that the Learning Company division's results will improve as a result of Mattel's efforts.

   Mattel is also currently undertaking a comprehensive review of its entire interactive business to identify additional opportunities to improve operating productivity and realize costs savings. Following this review, Mattel expects to incur pre-tax reorganizational charges totaling approximately $75 million to $100 million in the first quarter of 2000. These charges are designed to streamline the infrastructure, product development cycle and operations of Mattel Interactive.

   Net sales for 1999 were $5.5 billion, a decrease of 2% from $5.6 billion in 1998. Sales to customers within the US remained relatively flat and accounted for 72% and 71% of consolidated net sales in 1999 and 1998, respectively. Sales to customers outside the US were down 6%, including an unfavorable foreign exchange effect of approximately $22 million due to the generally stronger US dollar relative to 1998. At comparable foreign exchange rates, sales internationally declined by 4%, partially due to unfavorable industry-wide trends, especially the shift amongst European retailers to just-in-time inventory management. Mattel plans to grow its international business by adapting products to local tastes, economic conditions and price requirements. To accomplish this goal, Mattel continues to work on an extensive market-specific strategy aimed at improving sales of its core product lines in international markets. In addition, Mattel's September 1999 distribution agreement with Bandai, the largest toy company in Japan, to distribute certain Mattel products in Japan is also part of Mattel's strategy for international growth and market penetration.

   Sales in the Girls category decreased 3% largely due to declines in Barbie(R) and Cabbage Patch Kids(R) products, partially offset by incremental sales of American Girl(R) products resulting from the Pleasant Company acquisition. Pleasant Company was acquired in July 1998 and therefore the results of operations for 1998 only reflect six months of results. Sales in the Infant and Preschool category declined 3%, largely attributable to last year's success of Sesame Street(R) products, including "Tickle Me Elmo' and decreased sales of Disney's Winnie the Pooh(R) products, partially offset by an increase in sales of core Fisher-Price(R) and Power Wheels(R) products. Sales in the Wheels category grew 6%, demonstrating continued strength in Hot Wheels(R), Matchbox(R), and Tyco(R) Radio Control. Sales in the Entertainment category, including Disney and Nickelodeon(R), increased 11% largely due to this year's success of toys associated with Disney's feature motion picture "Toy Story II". Sales of Learning Company consumer software products decreased 8%, mainly due to a decrease in sales of CD-ROM products at retail and a higher proportion of sales of relatively lower priced and lower margin products. This decrease was partially offset by an increase in licensing revenues of approximately $50 million largely generated from licensing agreements, including Genealogy.com, LLC in the third quarter of 1999 and GoodHome, LLC in the second quarter of 1999. Mattel views e-commerce and licensing transactions to be a significant source of potential revenues for its Learning Company division and intends to continue to attempt to leverage the value of its Internet properties through joint ventures, licensing and other similar transactions.

   Gross profit, as a percentage of net sales, was 47.2% in 1999, down from 51.8% in 1998, largely due to lower profit margins at Learning Company. Excluding the Learning Company division, gross profit was 47.8% in 1999, down
1.6 percentage points from 1998 mainly due to overall change in product mix, higher ocean freight costs and slightly higher product costs due to strengthening currencies in countries where Mattel manufactures its products. As a percentage of net sales, advertising and promotion expenses increased nearly one percentage point to 17.2% mainly as a result of higher rebates offered to consumers on Learning Company products and increased marketing expenses incurred to promote certain Learning Company titles. Excluding the Learning Company division, advertising as a percentage of net sales was 15.4%, a decrease of 1.6 percentage points over 1998. Other selling and administrative expenses increased from 20.3% of net sales in 1998 to 21.6% of net sales in 1999, primarily due to increased Learning Company bad debt expense. Amortization of intangibles decreased by $37.8 million, mainly as a result of completed amortization of intangibles related to certain Learning Company's acquisitions, partially offset by higher amortization resulting from 1998 acquisitions.

   Interest expense increased $23.1 million, primarily due to increased short- and long-term borrowings to fund Learning Company's cash requirements and to finance Mattel's 1998 acquisitions.

 Business Segment Results

   Mattel's reportable segments are separately managed business units and include Toy Marketing, Consumer Software and Operations. The Toy Marketing segment is divided on a geographic basis between domestic and international. The domestic Toy Marketing segment is further divided into USA Toys, US Fisher-Price/Tyco Preschool and Other. USA Toys principally sells products in the Girls, Entertainment and Wheels categories. US Fisher-Price/Tyco Preschool principally sells products in the Infant and Preschool categories. The Other segment principally sells specialty products in the Girls category. The International Toy Marketing segment sells products in all toy categories. The Consumer Software segment consists of educational, productivity and entertainment software products developed and sold by Learning Company on a worldwide basis. The Operations segment manufactures toy products, which are sold to the Toy Marketing segments. Additional financial information regarding Mattel's business segments can be found in Note 8 to the Consolidated Financial Statements.

   The USA Toys segment sales reached $2.2 billion, consistent with 1998. This segment achieved these results through increased sales of Barbie(R), Entertainment and Wheels products. The US Fisher-Price/Tyco Preschool segment sales grew by 4% mainly due to increased sales of core Fisher-Price(R) and Power Wheels(R) products, partially offset by lower sales of Tyco Preschool products as a result of last year's success of Sesame Street(R) products, including "Tickle Me Elmo'. Sales in the Other segment increased by 24% due to incremental sales resulting from the July 1998 acquisition of Pleasant Company. The International Toy Marketing segment sales decrease of 7% was partially attributable to the unfavorable foreign exchange effect due to the generally stronger US dollar relative to 1998 and unfavorable industry-wide trends, especially the shift by European retailers to just-in-time inventory management. Mattel expects this trend to continue worldwide. By brand, the International Toy Marketing segment experienced lower sales of Barbie(R) and Infant and Preschool products, partially offset by sales increases in Wheels and Entertainment products. The Consumer Software segment sales decreased 8%, mainly due to a decrease in sales of CD-ROM products at retail and a higher proportion of sales of relatively lower priced and lower margin products.

   Operating profit in the USA Toys and International Toy Marketing segments declined by 7% and 28%, respectively. The decline in operating profit in each of these segments was largely attributable to lower sales volume and unfavorable shift in product mix, partially offset by lower advertising costs. The US Fisher-Price/Tyco Preschool segment operating profit increased 8%, largely due to a favorable shift in product mix and lower advertising and overhead spending to support the Fisher-Price(R) product line. The Other segment operating profit declined by 73%, largely due to incremental amortization and overhead expenses resulting from the July 1998 acquisition of Pleasant Company. The Consumer Software segment realized an operating loss of $205.5 million in 1999 compared to a profit of $114.3 million in 1998. The negative results of the Learning Company division in 1999 were attributable to a number of factors. In 1999, Learning Company experienced a decrease in sales of CD-ROM products at retail and a higher proportion of sales of relatively lower priced and lower margin products. During the second half of 1999, Learning Company was in the process of revising its distribution channel arrangements. These changes in distribution terms combined with the general weakness in the CD-ROM market resulted in increased product returns. Significant price and promotional competition caused Learning Company to incur higher than anticipated price concessions and marketing expenses, including increased use of rebate programs, price protection and advertising. In addition, increased bad debt reserves of approximately $56 million, including $35 million related to one of Learning Company's major distributors, contributed to its operating loss.

1998 Compared to 1997

 Consolidated Results

   Net income for 1998 was $206.1 million or $0.47 per diluted share as compared to a loss of $182.7 million or $0.52 per diluted share in 1997. Profitability for 1998 was negatively impacted by nonrecurring charges, including an incomplete technology write-off of $56.8 million related to the acquisition of Mindscape, Inc. in March 1998, restructuring and other charges of $113.3 million related to 1998 acquisitions and one time charges of $44.0 million in connection with the voluntary recall of Power Wheels(R) ride-on vehicles and a Toys R Us-related antitrust litigation settlement. Total 1998 nonrecurring charges of approximately $163 million after tax impacted earnings by $0.39 per diluted share. Profitability for 1997 was impacted by restructuring and other charges of $343.6 million related to the Mattel restructuring plan, the merger and integration of Tyco, and other Learning Company merger charges. The 1997 results also included an incomplete technology write-off of $20.3 million related to products being developed by Creative Wonders L.L.C., Parsons Technology Inc., and Living Books and an extraordinary charge of $4.6 million after-tax for the early retirement of debt assumed as part of the Tyco merger. Total 1997 nonrecurring charges of approximately $286.2 million after-tax impacted earnings by $0.77 per diluted share.

   Net sales for 1998 reached $5.6 billion, an increase of 3% from $5.5 billion in 1997. Sales to customers within the US increased 6% and accounted for 71% and 69% of consolidated net sales in 1998 and 1997, respectively. Sales to customers outside the US were down 4%, including an unfavorable foreign exchange effect due to the generally stronger US dollar relative to 1997.

   Sales in the Girls category decreased 4% largely due to a 14% decline in Barbie(R) products, as a result of high retail inventory levels entering 1998 and domestic toy retailers shift to a just-in-time buying pattern. As a result of the Pleasant Company acquisition in July 1998, the American Girl(R) brand contributed $213.2 million in sales, which helped to partially offset the decline in Barbie(R). Sales in the Infant and Preschool category decreased 3%, largely attributable to declines in Sesame Street(R) and Fisher-Price(R) products, partially offset by an increase in Disney's Winnie the Pooh(R). Sales in the Wheels category grew 21%, reflecting growth in both Hot Wheels(R) and Matchbox(R) vehicles and playsets. Sales in the Entertainment category, which includes Disney and Nickelodeon(R), increased 14% largely due to the 1998 introduction of toys associated with the feature motion pictures "A Bug's Life" and "The Rugrats Movie". Sales of Learning Company consumer software products increased 35%, mainly due to the acquisition of Mindscape, Inc. which added $188.1 million to 1998 sales, introduction of new software titles such as The ClueFinders(TM) 4th Grade Adventures, Arthur's(R) Computer Adventures, and upgraded products.

   Gross profit as a percentage of net sales remained relatively constant at 51.8% compared to 51.7% in 1997. As a percentage of net sales, advertising and promotion expenses increased approximately one percentage point to 16.3%, and selling and administrative expenses increased 1.7 percentage points to 20.3%. Both ratios increased relative to 1997 as a result of unanticipated cutbacks in buying by domestic toy retailers due to a continuing shift by these retailers to just-in-time inventory management. To respond to such shifts, Mattel took appropriate actions to adjust its own shipping to more of a just-in-time pattern. As a result, toy products that would have previously been shipped in December of 1998 were shipped closer to the time that they were purchased by the consumer. Amortization of intangibles decreased by $357.5 million, mainly as a result of completed amortization of intangibles related to certain Learning Company's acquisitions, partially offset by amortization resulting from the 1998 acquisitions of Pleasant Company, Sofsource, Inc., Bluebird Toys PLC ("Bluebird") and Mindscape, Inc.

   Interest expense increased $15.9 million primarily due to increased short- and long-term borrowings to finance the 1998 acquisitions of Pleasant Company and Bluebird, partially offset by the repurchase of certain of the 5 1/2% Senior Notes of Learning Company.

   Other income, net increased $8.3 million, mainly due to an $11.1 million gain realized on sale of investments.

 Business Segment Results

   The USA Toys segment sales were down 5% in 1998 compared to 1997, largely due to lower sales of Barbie(R) products, as a result of high retail inventory levels entering 1998 and domestic toy retailers shift to a just-in-time buying pattern. This decrease was partially offset by increased sales of Wheels and Entertainment products. The US Fisher-Price/Tyco Preschool segment sales declined by 13% due to decreased sales of Sesame Street(R) and Fisher-Price(R) products. Sales in the Other segment increased to $256.1 million in 1998 from $58.3 million in 1997 due to American Girl(R) sales generated from the July 1998 acquisition of Pleasant Company. The International Toy Marketing segment sales decreased 1% due to lower sales of Barbie(R) products, partially offset by stronger sales of Wheels and Infant/Preschool products. Consumer Software segment sales increased 35%, mainly due to the acquisition of Mindscape, Inc. which added $188.1 million to 1998 net sales, introduction of new software titles such as The ClueFinders(TM) 4th Grade Adventures and Arthur's(R) Computer Adventures, and upgraded products.

   Operating profit in the USA Toys and International Toys Marketing segments declined by 27% and 29%, respectively. The decline in operating profit in each of these segments was largely attributable to lower sales volume and unfavorable shift in product mix. The US Fisher-Price/Tyco Preschool segment operating profit increased 11%, driven by improved profitability in the Fisher-Price(R) product line, partially offset by unfavorable shift in product mix of Tyco Preschool products. The Other segment operating profit increased to $20.2 million in 1998 from $7.3 million in 1997 mainly due to the July 1998 acquisition of Pleasant Company. The Consumer Software segment realized profit of $114.3 million in 1998 compared to a loss of $312.5 million in 1997, largely due to increased sales and lower amortization.

Income Taxes

   The effective income tax rate for 1999 was 25.6%, favorably impacted by domestic losses incurred by Learning Company, and by income earned in foreign jurisdictions taxed at lower rates. This represents a substantial reduction from 1998 and 1997, during which the effective income tax rates were in excess of the US federal tax rate of 35%. The reduction in the tax rate is the result of a decrease in the amount of non-deductible items, particularly the write-off of incomplete technology and other non-deductible expenses incurred in connection with business acquisitions, that unfavorably impacted the 1998 and 1997 tax rates.

   Pre-tax losses from US operations as a percentage of the consolidated pre-tax income was less than the sales to US customers as a percentage of the consolidated gross sales. This difference results from operating losses, amortization of intangibles and corporate headquarters expenses incurred in the US that decreased US pre-tax income, and foreign profits related to sales ultimately made to US customers.

Financial Position

   Mattel's cash position was $275.0 million, compared to $469.2 million as of the end of 1998. Cash decreased $194.2 million primarily due to the payment of restructuring and integration costs related to the Learning Company merger, repayment of Learning Company's credit lines and the termination of Learning Company's receivable factoring facilities. Accounts receivable, net increased by $120.0 million to $1,270.0 million at year end 1999 principally due to the cancellation of Learning Company's receivable factoring facilities. Inventories decreased by $100.0 million to $544.3 million at year end 1999, reflecting Mattel's shift to just-in-time production and shipping programs, partially offset by higher Learning Company inventory. Prepaid expenses and other current assets decreased by $41.1 million to $330.7 million at year end 1999, primarily due to the reclassification of certain deferred income tax assets related to operating losses to noncurrent assets, partially offset by higher prepaid royalties and software development costs. Property, plant and equipment, net decreased $13.6 million to $749.5 million at year end 1999 largely due to asset writedowns related to the 1999 restructuring. Intangibles, net decreased $91.3 million to nearly $1.4 billion at year end 1999, mainly due to goodwill amortization. Other noncurrent assets increased by $299.9 million to $564.2 million at year end 1999, principally due to increased noncurrent deferred tax assets related to operating losses.

   Short-term borrowings increased $170.5 million compared to 1998 year end, primarily due to the funding of Learning Company's cash requirements.

   A summary of Mattel's capitalization is as follows:

                                                        As of Year End
                                                 -------------------------------
                                                     1999          1998
                                                 ------------  ------------
                                                   (In millions, except
                                                  percentage information)
   Senior notes................................. $  601.0  18% $  601.0  17%
   Medium-term notes............................    540.5  17     540.5  16
   Other long-term debt obligations.............     42.4   1      43.0   1
                                                 -------- ---  -------- ---
   Total long-term debt.........................  1,183.9  36   1,184.5  34
   Other long-term liabilities..................    162.9   5     149.1   4
   Stockholders' equity.........................  1,962.7  59   2,170.8  62
                                                 -------- ---  -------- ---
                                                 $3,309.5 100% $3,504.4 100%
                                                 ======== ===  ======== ===

   Total long-term debt remained approximately the same at year end 1999 compared to year end 1998. Although $301.0 million of the senior notes are maturing in 2000, they have been classified as long term in the consolidated balance sheet at December 31, 1999 since management has the ability and intent to repay these obligations upon maturity with proceeds from the issuance of other long-term debt instruments. Despite the recent rating agency downgrades of Mattel's long-term debt, Mattel's long-term debt rating continues to be investment grade and the downgrades are not expected to impact Mattel's ability to access the capital markets to implement the refinancing. However, the rating agency downgrades will have a negative impact on the pricing spread over the Treasury rates and could cause Mattel to pay a slightly higher interest rate on the issued debt than it otherwise would have paid. See Item 1 "Risk Factors." Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. In November 1998, Mattel filed its current universal shelf registration statement allowing it to issue up to $400.0 million of debt and equity securities, all of which was available to be issued as of December 31, 1999. Stockholders' equity of $2.0 billion at year end 1999 decreased $208.1 million from year end 1998, primarily due to dividend declarations on common and preferred stock, Mattel's net loss position due to restructuring and other nonrecurring charges, treasury stock purchases and unfavorable effect of currency translation adjustments, partially offset by cash received from exercise of employee stock options.

Liquidity and Capital Resources

   Mattel's primary sources of liquidity over the last three years have been cash on hand at the beginning of the year, cash flows generated from operations, long-term debt issuances and short-term seasonal borrowings. Operating activities generated cash flows of $58.6 million during 1999, compared to $571.7 million in 1998 and $503.4 million in 1997. The decrease in cash flows from operating activities in 1999 is largely due to the negative impact of Learning Company's results.

   Mattel invested its cash flows during the last three years mainly in the acquisitions of Pleasant Company, Sofsource, Inc., Bluebird and Mindscape, Inc., additions to tooling in support of new products, and construction of new manufacturing facilities.

   Mattel received cash flows from its short-term borrowings, which was primarily used to support operating activities. Mattel also received cash flows from the issuance of Senior Notes in 1998, and Medium-Term Notes and Softkey warrants in 1998 and 1997. Cash received from these debt issuances was used to fund the 1998 acquisitions of Pleasant Company, Mindscape, Inc. and Bluebird, to retire higher-cost debt and to support operating activities. In 1999, Mattel repaid $30.0 million of its Medium-Term Notes. In 1998, Mattel repaid the long-term debt and mortgage note assumed as part of the Pleasant Company acquisition. In 1997, Mattel redeemed the 10 1/8% Notes assumed as part of the acquisition of Tyco and repaid its 6 7/8% Senior Notes upon maturity. Cash was also spent during the last three years to purchase treasury stock to provide shares for issuance under Mattel's employee stock option plans and the exercise of outstanding warrants. In addition, over the last three years, Mattel has consistently increased cash payments for dividends on its common stock. The payment of any dividends in the future is at the discretion of Mattel's board of directors.

Seasonal Financing

   Mattel expects to finance its seasonal working capital requirements for the coming year by using existing and internally generated cash, issuing commercial paper and selling certain trade receivables under its commited revolving credit facility and using various short-term bank lines of credit. Mattel's domestic committed unsecured credit facility provides up to a total of $1.0 billion in short-term borrowings from a commercial bank group. This facility provides for up to $700.0 million in advances and backup for commercial paper issuances, and up to an additional $300.0 million for nonrecourse purchases of certain trade accounts receivable by the bank group over the next three years. Under its domestic credit facility, Mattel is required to meet financial covenants for consolidated debt-to-capital and interest coverage. Currently Mattel is in compliance with such covenants.

   Mattel is currently in the process of negotiating a 364 day, $400 million companion facility to its existing $1.0 billion credit facility, with essentially the same group of commercial banks. The terms and conditions of the companion facility will be similar to the existing $1.0 billion credit facility. Mattel expects to have the companion facility in place by the end of April 2000.

   Mattel also expects to have approximately $370 million of individual short-term foreign credit lines with a number of banks available in 2000, which will be used as needed to finance seasonal working capital requirements of certain foreign affiliates.

Business Combinations

   Mattel and Learning Company completed the following business combinations during the last three years. Each transaction has been accounted for as a pooling of interests, which means the companies involved in the transaction are treated as if they had always been combined for accounting and financial reporting purposes.

   In May 1999, Mattel completed its merger with Leaning Company, after which Learning Company was merged with and into Mattel, with Mattel being the surviving corporation. Each share of Learning Company Series A Preferred Stock was then converted into 20 shares of Learning Company common stock immediately prior to the consummation of the merger. Pursuant to the merger agreement, each outstanding share of Learning Company common stock was converted into 1.2 shares of Mattel common stock upon consummation of the merger. As a result, approximately 126 million Mattel common shares were issued in exchange for all shares of Learning Company common stock outstanding as of the merger date. The outstanding share of Learning Company special voting stock was converted into one share of Mattel Special Voting Preferred Stock. Each outstanding exchangeable share of Learning Company's Canadian subsidiary, Softkey Software Products Inc., remains outstanding, but upon consummation of the merger became exchangeable for 1.2 shares of Mattel common stock.

   In August 1998, Learning Company completed its merger with Broderbund, a publisher and developer of consumer software for the home and school market. Under the merger agreement, each outstanding share of

Broderbund common stock was converted into 0.80 shares of Learning Company common stock and resulted in the issuance of approximately 17 million shares of Learning Company common stock.

   In March 1997, Mattel completed its merger with Tyco. Under the merger agreement, each Tyco common stockholder received 0.48876 shares of Mattel common stock for each share of Tyco common stock outstanding, which resulted in the issuance of approximately 17 million Mattel common shares. Tyco restricted stock units and stock options outstanding as of the merger date were exchanged for approximately 0.6 million Mattel common shares. In addition, each share of Tyco Series B and Series C preferred stock was converted into like Mattel preferred stock.

   Learning Company also merged with Palladium Interactive, Inc. and P.F. Magic, Inc. in 1998 and TEC Direct, Inc., Microsystems Software, Inc., Skills Bank Corporation and Learning Company Services, Inc. in 1997, each of which were accounted for as poolings of interests. The consolidated financial statements have not been retroactively restated for the results of operations and financial position of these companies as the effect of each acquisition individually and in the aggregate on Learning Company's balance sheet and results of operations was less than three percent.

Acquisitions

   Mattel and Learning Company acquired the following companies during the years ended December 31, 1998 and 1997. Each of these acquisitions was accounted for using the purchase method of accounting. The results of operations of the acquired companies have been included in Mattel's consolidated financial statements from their respective dates of acquisition. Intercompany accounts and transactions between the acquired companies and Mattel, as applicable, have been eliminated.

                                        Method of  (Assets)/Liabilities             Incomplete
                          Month  Price   Payment         Assumed        Intangibles Technology
                         ------- ------ ---------- -------------------- ----------- ----------
                                                     (In millions)
1998
Pleasant Company........ July    $715.0 Cash              $(25.0)         $690.0      $ --
Bluebird Toys PLC....... June      80.0 Cash               (20.0)           60.0        --
Sofsource, Inc. ........ June      45.0 Stock                6.7            36.8       14.9
Mindscape, Inc. ........ March    152.6 Cash/stock           6.4           119.0       40.0
1997
Creative Wonders,
 L.L.C. ................ October $ 37.8 Cash              $  7.3          $ 44.0      $ 1.1
Parsons Technology...... August    31.0 Cash               (11.7)            9.3       10.0

   The acquisition price includes investment advisor and other directly-related expenses, as applicable. The portion of the purchase price allocated to incomplete technology was charged to expense in the year of acquisition.

   Mattel also made other minor acquisitions during the last three years which were accounted for using the purchase method. These acquisitions resulted in the issuance of 0.4 million shares of common stock in the year ended December 31, 1997.

New Venture

   In the third quarter of 1999, Mattel executed stock purchase and distribution agreements with Bandai, the largest toy company in Japan. In the purchase agreement, Mattel acquired approximately five percent of the outstanding common stock of Bandai. The distribution agreements allow Bandai to distribute certain Mattel products in Japan, while Mattel was granted the right to distribute certain Bandai products in Latin America. Mattel and Bandai will discuss other distribution opportunities in the U.S. on a case-by-case basis.

Restructuring and Other Charges

   In 1999 Mattel incurred restructuring and other nonrecurring charges totaling $346.0 million, approximately $265 million after-tax or $0.64 per diluted share.

   During the first quarter of 1999, Mattel incurred a nonrecurring pre-tax charge of $3.9 million, largely related to the restructuring and integration of acquisitions made by its Learning Company division in the fourth quarter of 1998.

   During the second quarter of 1999, Mattel completed its merger with Learning Company and finalized a previously announced plan of restructuring and integration. These actions, along with other one-time events, resulted in a nonrecurring pre-tax charge against operations of $345.0 million. In the fourth quarter of 1999, Mattel incurred an additional $23.5 million charge relating to its restructuring and integration plan and other one-time charges which had previously not met the requirement for accrual. In addition, Mattel reversed $26.4 million of the second quarter charge based on lower than anticipated costs and revisions to previous estimates. The impact of these new developments combined with the initial second quarter charge resulted in a full year nonrecurring charge of $342.1 million. Of the pre-tax restructuring and integration charges totaling $307.0 million, approximately $132 million was spent in 1999, $111 million is expected to be spent in 2000 and the remaining $64 million represents non-cash charges. Total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations.

   The restructuring and integration plan, expected to be substantially complete by June 2000, provides for the consolidation and realignment of Mattel's operations. The plan was aimed at leveraging global resources in areas of manufacturing, marketing and distribution, eliminating duplicative functions worldwide and achieving improved operating efficiencies. The plan, which was designed to reduce product costs and overhead spending and recognize synergy savings, resulted in actual cost savings of approximately $40 million in 1999. Mattel expects savings of approximately $350 million over the next three years. The realized cost savings for 1999 and beyond is lower than the previously estimated savings of approximately $50 million and $400 million, respectively, largely due to not realizing the revenue synergies with Learning Company. These savings are net of anticipated incremental integration related spending of approximately $12 million. This incremental spending includes approximately $3 million for capital investment at existing manufacturing facilities as well as network consolidation, and charges for the relocation of employees and movement of equipment, employee transition/training, and manufacturing start-up costs.

   The following are the major restructuring and integration initiatives:

  . Consolidation of the Infant and Preschool businesses;

  . Consolidation of the domestic and international back-office functions;

  . Consolidation of direct marketing operations;

  . Realignment of the North American sales force;

  . Termination of various international distributor contracts; and

  . Closure of three higher cost manufacturing facilities.

   Components of the restructuring and other nonrecurring charges, including related adjustments, are as follows:

                                        Adjustments                     Balance
                                     -----------------  Total  Amounts  Dec. 31,
                                Plan (Credits) Charges Charges Incurred   1999
                                ---- --------- ------- ------- -------- --------
                                                 (In millions)
Severance and other
 compensation.................. $108   $(13)     $18    $113    $ (30)    $ 83
Distributor, license and other
 contract terminations.........   57     (2)      --      55      (45)      10
Writedown of assets............   42     (2)      --      40      (40)     --
Lease termination costs........   22     (4)      --      18      --        18
                                ----   ----      ---    ----    -----     ----
  Total restructuring costs and
   asset writedowns............  229    (21)      18     226     (115)     111
Merger-related transaction and
 other costs...................   86     (5)      --      81      (76)       5
Other nonrecurring charges.....   30     --        5      35      (16)      19
                                ----   ----      ---    ----    -----     ----
  Total restructuring, asset
   writedowns and other
   charges..................... $345   $(26)     $23    $342    $(207)    $135
                                ====   ====      ===    ====    =====     ====

   In the fourth quarter of 1999, Mattel adjusted its restructuring and integration plan and other nonrecurring charges, resulting in a net reduction of approximately $3 million. The credits to the restructuring plan of approximately $26 million were mainly due to Mattel's recent decision not to close certain of its marketing offices and one of its manufacturing facilities. The remaining credits include other changes in estimates and lower than anticipated costs compared to the previous estimates for completed components of the plan. Approximately 900 employees will not be terminated as a result these changes.

   The fourth quarter restructuring charge of approximately $18 million relates to the termination of an additional 150 Learning Company employees at its domestic offices. This action was taken to further consolidate the operations of Learning Company's domestic offices. The fourth quarter other nonrecurring charge relates to a $4.0 million increase to the reserve for the October 1998 recall of Mattel's Power Wheels(R) vehicles and a $1.1 million additional charge related to the Toys R Us-related antitrust litigation settlement.

   A description of the components of the restructuring and other nonrecurring charges is as follows:

   Severance and other compensation costs relate to the termination of approximately 3,300 employees around the world. Approximately 2,300 of these employees are hourly workers located in certain of Mattel's manufacturing facilities, of which approximately 2,200 were employed in the manufacturing facility in Kuala Lumpur, which ceased operations in September 1999. The remainder of the work force reductions consists of downsizing sales and marketing groups in the US, Europe and Asia-Pacific regions as well as the elimination of duplicate administrative personnel following the consolidation of back-office functions, the majority of which are in Europe. As of December 31, 1999, approximately $30 million had been paid to nearly 2,700 terminated employees. Cash severance payments will extend beyond the completion of the workforce reductions due to the severance payment options available to affected employees.

   Mattel terminated its sponsorship agreements related to certain attractions for a total cost of $37.5 million, inclusive of the writeoff of related capitalized costs. The cash portion of this charge was paid as of July 1999. Mattel also recognized a $17.5 million charge, mainly related to settlements for termination of certain foreign distributor agreements in conjunction with the realignment of its sales and distribution network.

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

   Other nonrecurring charges principally include an additional $20.0 million related to the October 1998 recall of Mattel's Power Wheels vehicles and $14.0 million for environmental remediation costs related to a manufacturing facility on a leased property in Beaverton, Oregon, based on the completion and approval of the remediation plan and feasibility study.

   Mattel is currently undertaking a comprehensive review of its entire interactive business to identify additional opportunities to improve operating productivity and realize costs savings. Following this review, Mattel expects to incur pre-tax reorganizational charges totaling approximately $75 million to $100 million in the first quarter of 2000. These charges are designed to streamline the infrastructure, product development cycle and operations of Mattel Interactive. Additionally, compensation expense of approximately $50 million, including forgiveness of certain executive loans, will be incurred in the first quarter of 2000 related to the recent departure of certain senior executives.

Litigation

 Power Wheels(R) Recall and Related Matters

   On October 22, 1998, Mattel announced that Fisher-Price, in cooperation with the Consumer Product Safety Commission, would conduct a voluntary recall involving up to 10 million battery-powered Power Wheels(R) ride-on vehicles. The recall did not result from any serious injury, and involves the replacement of electronic components that may overheat, particularly when consumers make alterations to the product. The recall involves vehicles sold nationwide since 1984 under nearly 100 model names. Additionally, Fisher-Price has been notified by the Consumer Product Safety Commission that the Commission is considering whether Fisher-Price may be subject to a fine for delayed reporting of the facts underlying the recall.

   In the third quarter of 1998, Mattel recognized a $38.0 million pre-tax charge related to the recall. During the second and fourth quarters of 1999, Mattel recognized additional pre-tax charges totaling $20.0 million related to the recall.

 Greenwald Litigation and Related Matters

   On October 13, 1995, Michelle Greenwald filed a complaint (Case No. YC 025
008) against Mattel in Superior Court of the State of California, County of Los Angeles. Ms. Greenwald is a former employee whom Mattel terminated in July 1995. Her complaint sought $50 million in general and special damages, plus punitive damages, for breach of oral, written and implied contract, wrongful termination in violation of public policy and violation of California Labor Code Section 970. Ms. Greenwald claimed that her termination resulted from complaints she made to management concerning general allegations that Mattel did not account properly for sales and certain costs associated with sales and more specific allegations that Mattel failed to account properly for certain royalty obligations to The Walt Disney Company. On December 5, 1996, Mattel's motion for summary adjudication of Ms. Greenwald's public policy claim was granted. On March 7, 1997, Mattel filed a motion for summary judgment on the remaining causes of action. On December 9, 1997, Mattel's motion for summary judgment of Ms. Greenwald's remaining claims was granted. On February 4, 1998, Ms. Greenwald appealed from the dismissal of her suit. The appeal has been fully briefed, and a hearing took place on March 3, 2000. Mattel intends to continue to defend the action vigorously, including the appeal.

 Toys R Us and Related Matters

   On October 2, 1997, the Attorney General of the State of New York filed in the United States District Court, Eastern District of New York (Case No. CV 97
5714), an action against Toys R Us, Mattel and certain other toy manufacturers alleging that the defendants had violated federal antitrust laws and entered into vertical and horizontal arrangements that had the effect of restricting sales to the warehouse clubs. The attorneys general from forty-three other states, the District of Columbia and the Commonwealth of Puerto Rico joined this action. Following the filing of the New York action, a series of private treble damage class actions under the federal antitrust laws were filed in various federal district courts. The parties later agreed to have these related actions transferred to the Eastern District of New York to be consolidated by the Judicial Panel on Multiple Litigation before Nina Gershon, United States District Judge. Private class actions were also filed in state courts in Alabama, California, and New Jersey, asserting claims under state antitrust law. These state court actions were coordinated with the federal court actions.

   Subsequent mediation efforts resulted in a Settlement Agreement and Release as to Mattel, Inc., Fisher-Price, and Tyco, effective April 6, 1999. Pursuant to the terms of the Settlement Agreement and Release, Mattel agreed to make a cash payment and a toy contribution, both of which were made in the fourth quarter of 1999. As a result of a dispute between the parties as to the selection of the toys to be contributed, Mattel negotiated a Supplemental Toy Contribution Agreement and made a supplemental toy contribution in December 1999. Final Judgment and Order of Dismissal was entered by Judge Gershon on February 17, 2000 that effectively dismissed with prejudice the claims asserted by the state and private federal and state court plaintiffs, including the claims of any person represented in either a parens patriae or private class capacity.

 Litigation Related to Business Combination

   On December 16, 21, and 23, 1998, several stockholders of the legal entity The Learning Company, Inc. that merged into Mattel ("Old Learning Company") filed six separate purported class action complaints in the Court of Chancery of the State of Delaware in and for New Castle County against Old Learning Company and Old Learning Company's board of directors for alleged breaches of fiduciary duties in connection with the May 1999 merger. The six complaints were consolidated. The consolidated complaint named Mattel as an additional defendant, claiming that Mattel aided and abetted the alleged breaches of fiduciary duty. On March 9, 2000, the plaintiffs filed a notice and order of dismissal dismissing the action without prejudice. Upon approval by the court, the consolidated action will be formally dismissed.

 Litigation Related to Learning Company Earnings Shortfall

   Following Mattel's announcement on October 4, 1999 that it expected an earnings shortfall at its Learning Company division in the third quarter of 1999, several of Mattel's shareholders filed purported class action complaints in the United States District Court for the Central District of California, the United States District Court for the Southern District of New York and the United States District Court for Massachusetts naming Mattel and certain of its officers and directors as defendants. The complaints generally allege, among other things, that the defendants made false or misleading statements that artificially inflated the price of Mattel's common stock by overstating the revenues and net income of Mattel, including its Learning Company division, and by falsely representing that the May 1999 Learning Company acquisition would be immediately accretive to Mattel's 1999 and 2000 financial results.

   Two of the purported class action complaints are brought on behalf of the former stockholders of Broderbund who acquired shares of Old Learning Company in exchange for their Broderbund common stock in connection with the Old Learning Company-Broderbund merger on August 31, 1998. Mattel has been named as a defendant as the successor-in-interest to Old Learning Company. The complaints generally allege that that the Old Learning Company-Broderbund Registration Statement on Form S-4 filed on or about July 14, 1998 in connection with the merger was materially false.

   On November 23, 1999, Mattel (along with other defendants named in the federal securities lawsuits) filed a motion and brief before the Judicial Panel on Multidistrict Litigation seeking to transfer all of the federal actions to the United States District Court for the Central District of California for Coordinated or Consolidated Pretrial Proceedings. On March 3, 2000, the Judicial Panel on Multidistrict Litigation granted Mattel's motion.

   In addition, a Mattel stockholder filed a derivative complaint on behalf and for the benefit of Mattel in the Superior Court of the State of California, County of Los Angeles. The complaint alleges that Mattel's directors breached their fiduciary duties, wasted corporate assets and grossly mismanaged Mattel in connection with Mattel's acquisition of Learning Company and seeks both monetary and injunctive relief. On February 10, 2000, the court sustained defendants' demurrer and dismissed the complaint with leave to amend.

   Mattel believes the lawsuits are without merit and intends to defend them vigorously.

 Environmental

   Fisher-Price. Fisher-Price has executed a consent order with the State of New York involving a remedial action/feasibility study for one of its manufacturing plants. Currently, Fisher-Price is negotiating an additional consent order which will outline the specific clean up strategy for the site. Mattel anticipates that the New York State Department of Environmental Quality will issue their Record of Decision in March 2000. The ultimate liability associated with this cleanup presently is estimated to be less than $1,425,000, approximately $1,030,500 of which has been incurred through December 31, 1999.

   Beaverton, Oregon. Mattel operates a manufacturing facility on a leased property in Beaverton, Oregon that was acquired as part of the Tyco merger. In March 1998, samples of groundwater used by the facility for process water and drinking water disclosed elevated levels of certain chemicals, including trichloroethylene. Mattel immediately closed the water supply and self-reported the sample results to the Oregon Department of Environmental Quality and the Oregon Health Division. Mattel also implemented a community outreach program to employees, former employees and surrounding landowners.

   In November 1998, Mattel and another potentially responsible party entered into a consent order with the Oregon Department of Environmental Quality to conduct a remedial investigation/feasibility study at the property, to propose an interim remedial action measure and to continue the community outreach program. In the second quarter of 1999, Mattel recorded a $14.0 million pre-tax charge for environmental remediation costs related to this property, based on the completion and approval of the remediation plan and feasibility study.

 General

   Mattel is also involved in various other litigation and legal matters, including claims related to intellectual property, product liability and labor, which Mattel is addressing or defending in the ordinary course of business. Management believes that any liability which may potentially result upon resolution of such matters will not have a material adverse effect on Mattel's business, financial condition or results of operations.

Commitments

   In the normal course of business, Mattel enters into contractual arrangements for future purchases of goods and services to ensure availability and timely delivery, and to obtain and protect Mattel's right to create and market certain products. These arrangements include commitments for future inventory purchases and royalty payments. Certain of these commitments routinely contain provisions for guaranteed or minimum expenditures during the term of the contracts.

   As of December 31, 1999, the Operations segment had outstanding commitments for 2000 purchases of inventory of approximately $92 million. Licensing and similar agreements with terms extending through the year 2007 contain provisions for future guaranteed minimum payments aggregating approximately $346 million.

Foreign Currency Risk

   Mattel's results of operations and cash flows can be impacted by exchange rate fluctuations. To limit the exposure associated with exchange rate movements, Mattel enters into foreign currency forward exchange and option contracts primarily to hedge its purchase of inventory, sales and other intercompany transactions denominated in foreign currencies. Mattel's results of operations can also be affected by the translation of foreign revenues and earnings into US dollars.

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

   Mattel's foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 1999 and 1998 are shown in the following table.

   These contracts generally mature within 18 months from the date of execution. Contracts outstanding at year-end mature during the next 13 months. All contracts are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah contracts that are maintained by an entity with a rupiah functional currency.

   For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of year-end 1999 and 1998. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of year-end 1999 and 1998. The differences between the fair value and the contract amounts are expected to be fully offset by foreign currency exchange gains and losses on the underlying hedged transactions.

                                       Buy                            Sell
                         ------------------------------- -------------------------------
                                    Weighted                        Weighted
                         Contract    Average      Fair   Contract    Average      Fair
                          Amount  Contract Rate  Value    Amount  Contract Rate  Value
                         -------- ------------- -------- -------- ------------- --------
                                          (In thousands of US dollars)
1999
Euro.................... $ 92,445        1.01   $ 90,922 $253,096       1.05    $244,448
British pounds
 sterling...............    6,316        1.61      6,332   16,679       1.65      16,433
Canadian dollar.........    7,604        1.45      7,619   40,679        .68      41,498
Japanese yen............      --          --         --    19,412        116      19,557
Australian dollar.......      --          --         --     8,438        .64       8,661
Swiss franc.............   14,893        1.58     14,798      --         --          --
Indonesian rupiah.......   19,455       7,676     20,998      --         --          --
Singapore dollar........      --          --         --     4,066       1.68       4,091
Thai bhat...............    3,990       39.59      4,207      --         --          --
                         --------               -------- --------               --------
                         $144,703               $144,876 $342,370               $334,688
                         ========               ======== ========               ========
1998
German mark............. $ 19,119        1.67   $ 18,984 $144,660       1.68    $145,688
Italian lira............   20,014    1,764.00     21,155   68,358   1,660.00      67,950
Hong Kong dollar........   55,829        8.02     57,790      --         --          --
French franc............   27,435        5.62     27,536    9,105       5.82       9,479
British pounds
 sterling...............    6,548        0.60      6,415   66,856       0.61      66,950
Canadian dollar.........   16,144        1.55     16,545   18,794       1.46      18,119
Spanish peseta..........    5,625      142.30      5,577    2,899     148.23       2,997
Dutch guilder...........    5,079        1.89      5,050    8,086       1.96       8,342
Japanese yen............      --          --         --    12,501     116.00      12,759
Australian dollar.......    4,988        1.66      5,268   21,610       1.58      21,732
Belgian franc...........      --          --         --    11,641      35.46      11,871
Swiss franc.............   18,341        1.37     18,251      --         --          --
Mexican peso............      --          --         --    22,000      10.02      21,956
Indonesian rupiah.......   10,000   15,720.50     19,183      --         --          --
Singapore dollar........      --          --         --     3,962       1.64       3,943
Brazilian real..........      --          --         --     2,500       1.25       2,554
                         --------               -------- --------               --------
                         $189,122               $201,754 $392,972               $394,340
                         ========               ======== ========               ========

Manufacturing Risk

   Mattel owns and operates manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia and Thailand. A risk of political instability and civil unrest exists in these countries, which could temporarily or permanently damage Mattel's manufacturing operations located there. Mattel's business, financial position and results of operations would be negatively impacted by a significant disruption to its manufacturing operations or suppliers.

Effects of Inflation

   Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during the three years ended December 31, 1999. The US Consumer Price Index increased 2.7% in 1999, 1.6% in 1998 and 1.7% in 1997. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability to pass on higher prices to consumers.

Year 2000 Update

   To address the year 2000 issue, in early 1998 Mattel established an in-house project team and initiated a comprehensive plan to assess, remediate and test Mattel's internal systems, hardware and processes, including key operational, manufacturing and financial systems. The plan also included steps to verify that all key third-party suppliers and customers were taking measures to ensure their own readiness and timely implementation. All phases of the year 2000 readiness plan were completed as scheduled. To date, Mattel has not experienced any year 2000 issues with its internal operating systems or with its third party customers and suppliers. In addition, Mattel did not experience any loss in revenues due to the year 2000 issue.

   All software products currently available for sale to consumers and under development are year 2000 compliant. However, several discontinued products sold in the past may not operate as intended on certain computers due to the year 2000 issue.

   As of December 31, 1999, Mattel spent a total of approximately $13 million in connection with addressing the year 2000 issue. Any additional charges are expected to be minimal. These costs were largely due to the use of internal resources dedicated to achieving year 2000 compliance, and were charged to expense as incurred. All costs of addressing the year 2000 issue were funded from internally generated cash.

   Although unlikely given that Mattel has not experienced any year 2000 issues to date, there can be no assurance that any future unforeseen year 2000 issues or year 2000 issues relating to possibly non-compliant software products will not materially adversely affect Mattel's results of operations, liquidity and financial position or adversely affect Mattel's relationships with customers, vendors or others.

Euro Conversion

   On January 1, 1999, a single currency called the euro was introduced in Europe. Eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between these countries' existing currencies, "legacy currencies", and the euro were established on that date. The legacy currencies are scheduled to remain legal tender in these participating countries through July 1, 2002. During the transition period, parties may settle transactions using the euro or a participating country's legacy currency.

   Certain of Mattel's European facilities adopted the euro as their functional currency in 1999. The cost of system modifications to accommodate the euro was not material to Mattel's results of operations. Based on currently available information, the euro conversion has not had a material adverse impact on Mattel's business or financial condition.

New Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Mattel is required to adopt this statement for its fiscal year beginning January 1, 2001. Management believes the adoption of this statement will not have a material impact on Mattel's financial position or results of operations.

Cautionary Statement

   Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Form 10-K, other filings or reports with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other words or phrases of similar terminology. Management cautions you that forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by forward-looking statements, please read carefully the information under Item 1 "Risk Factors" on pages 13 to 18 of this Form 10-K. In addition to the Risk Factors and other important factors detailed herein and from time to time in other reports filed by Mattel with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

  . Marketplace Risks

   --Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of Mattel's products

   --Changes in public and consumer taste, which may negatively affect
     Mattel's toy and consumer software business

   --Significant changes in the play patterns of children, whereby they are increasingly attracted to more developmentally advanced products at younger ages, which may affect brand loyalty and the perceived value of and demand for Mattel's products

   --Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of Mattel's products and the costs associated with manufacturing and distributing these products

  . Financing Considerations

   --Currency fluctuations, which may affect Mattel's reportable income

   --Significant changes in interest rates, both domestically and internationally, which may negatively affect Mattel's cost of financing both its operations and investments

  . Other Risks

   --Inability to successfully complete licensing and e-commerce deals in a timely fashion, which may reduce Mattel's ability to realize the full value of its intellectual property rights

   --Development of new technologies, including the Internet, which may create new risks to Mattel's ability to protect its intellectual property rights

   --Changes in laws or regulations, both domestically and internationally, including those affecting the Internet, consumer products or environmental activities or trade restrictions, which may lead to increased costs or interruption in normal business operations of Mattel

   --Current and future litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in normal business operations of Mattel

   --Labor disputes, which may lead to increased costs or disruption of any of Mattel's operations

   The risks included herein and in Item 1 "Risk Factors" are not exhaustive. Other sections of this Form 10-K may include additional factors which could materially and adversely impact Mattel's business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors on Mattel's business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 8. Financial Statements and Supplementary Data

   The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report. See
Item 14 of Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Information required under this Item relating to members of Mattel's board of directors is incorporated by reference herein from its 2000 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. The information with respect to the executive officers of Mattel appears under the heading "Executive Officers of the Registrant" in Part I herein.

Item 11. Executive Compensation

   The information required under this Item is incorporated by reference herein from Mattel's 2000 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required under this Item is incorporated by reference herein from Mattel's 2000 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

Item 13. Certain Relationships and Related Transactions

   The information required under this Item is incorporated by reference herein from Mattel's 2000 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) 1. Consolidated Financial Statements of Mattel, Inc.

    Report of Independent Accountants.....................................  F-1
    Consolidated Balance Sheets as of December 31, 1999 and 1998..........  F-2
    Consolidated Statements of Operations for the years ended December 31,
      1999, 1998 and 1997.................................................  F-4
    Consolidated Statements of Cash Flows for the years ended December 31,
      1999, 1998 and 1997.................................................  F-5
    Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1999, 1998 and 1997....................................  F-6
    Notes to Consolidated Financial Statements............................  F-8

    2. Financial Statement Schedule for the years ended December 31, 1999, 1998 and 1997(1)

      Schedule II--Valuation and Qualifying Accounts and Allowances

    3. Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

 2.0  Agreement and Plan of Merger, dated as of December 13, 1998, between
       Mattel and The Learning Company, Inc. (incorporated by reference to
       Exhibit 2.1 of Mattel's Current Report on Form 8-K, dated December 15,
       1998)
 3.0  Restated Certificate of Incorporation of Mattel (incorporated by reference to Exhibit 3.0 to Mattel's Annual Report on Form 10-K for the
       year ended December 31, 1993, File No. 001-05647)
 3.1  Certificate of Amendment of Restated Certificate of Incorporation of
       Mattel (incorporated by reference to Exhibit B to Mattel's Proxy
       Statement dated March 23, 1996)
 3.2  Certificate of Amendment of Restated Certificate of Incorporation of
       Mattel (incorporated by reference to Exhibit B to Mattel's Proxy
       Statement dated March 30, 1998)
 3.3* By-laws of Mattel, as amended to date
 3.4  Certificate of Designations, Preferences, Rights and Limitations of
       Special Voting Preferred Stock of Mattel (incorporated by reference to
       Exhibit 3.0 to Mattel's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
 4.0  Rights Agreement, dated as of February 7, 1992, between Mattel and The
       First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to Mattel's Registration Statement on Form 8-A,
       dated February 12, 1992)
 4.1  Amendment No. 1 to Rights Agreement, dated as of May 13, 1999, between
       Mattel and BankBoston, N.A. (incorporated by reference to Exhibit 4 to
       Mattel's Registration Statement on Form 8-A/A dated May 13, 1999)
 4.2  Amendment No. 2 to Rights Agreement, dated as of November 4, 1999, between Mattel and BankBoston, N.A. (incorporated by reference to
       Exhibit 4.3 to Mattel's Registration Statement on Form 8-A/A dated
       November 12, 1999)
 4.3  Specimen Stock Certificate with respect to Mattel's Common Stock
       (incorporated by reference to Mattel's Current Report on Form 8-A, dated
       February 28, 1996)
 4.4  Indenture dated as of February 15, 1996 between Mattel and Chase Trust
       Company of California, as Trustee (incorporated by reference to Exhibit
       4.1 to Mattel's Current Report on Form 8-K dated April 11, 1996)

--------
(1) All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  4.5  Plan of Arrangement of Softkey Software Products Inc. under Section 182 of the Business Corporations Act (Ontario) (incorporated by reference to Exhibit 4.4 of Learning Company's Registration Statement on Form S-
        3, Registration No. 333-40549)
  4.6  Voting and Exchange Trust Agreement, dated as of February 4, 1994 among
        Learning Company, Softkey Software Products Inc. and R-M Trust Company,
        as Trustee (incorporated by reference to Exhibit 4.3 to Learning
        Company's Registration Statement on Form S-3, Registration
        No. 333-40549)
  4.7  Support Agreement, dated as of February 4, 1994 between Learning Company and Softkey Software Products Inc. (incorporated by reference to
        Exhibit 99.4 of Mattel's Form S-4, Registration No. 333-71587)
  4.8  Voting and Exchange Trust Supplement dated as of May 12, 1999 between
        Mattel, Learning Company, Softkey Software Products Inc. and CIBC
        Mellon Trust Company, as Trustee (incorporated by reference to Exhibit
        99.3 of Mattel's Quarterly Report of Form 10-Q for the quarterly period ended March 31, 1999)
  4.9  Support Agreement Amending Agreement dated as of May 12, 1999 between
        Mattel, Learning Company and Softkey Software Products Inc.
        (incorporated by reference to Exhibit 99.4 of Mattel's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999)
  4.10 Rights Agreement dated as of May 13, 1999 between Softkey Software
        Products Inc., Mattel and CIBC Mellon Trust Company, as Trustee
        (incorporated by reference to Exhibit 99.5 of Mattel's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999)
  4.11 Warrant to Purchase Shares of Common Stock of Mattel, Inc., dated as of
        June 27, 1996 (incorporated by reference to Exhibit 4.6 to Mattel's
        Annual Report on Form 10-K for the year ended December 31, 1998)
       (Mattel has not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed
        10% of its total assets. Copies of such agreements will be provided to the Securities and Exchange Commission upon request.)
 10.0  Second Amended and Restated Credit Agreement dated as of March 11, 1998 among Mattel, the Banks named therein and Bank of America National
        Trust and Savings Association, as Agent (incorporated by reference to
        Exhibit 99.0 to Mattel's Current Report on Form 8-K dated August 21,
        1998)
 10.1  Receivables Purchase Agreement dated as of March 11, 1998 among Mattel,
        Mattel Factoring, Inc., the Banks named therein and NationsBank of
        Texas, N.A., as Agent (incorporated by reference to Exhibit 99.1 to
        Mattel's Current Report on Form 8-K dated August 21, 1998)
 10.2  Distribution Agreement dated November 12, 1997 among Mattel, Morgan
        Stanley & Co. Incorporated and Credit Suisse First Boston Corporation
        (incorporated by reference to Exhibit 1.0 to Mattel's Current Report on
        Form 8-K dated November 12, 1997)

Executive Compensation Plans and Arrangements of Mattel

 10.3  Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers (incorporated by reference to Exhibit B to
        Notice of Annual Meeting of Stockholders of Mattel dated March 24,
        1987)
 10.4  Amended and Restated Employment Agreement dated January 1, 1997 between
        Mattel and Jill E. Barad (incorporated by reference to Exhibit 10.0 to
        Mattel's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1997)
 10.5  Amended and Restated Employment Agreement dated July 29, 1996 between
        Mattel and Ned Mansour (incorporated by reference to Exhibit 10.13 to
        Mattel's Annual Report on Form 10-K for the year ended December 31,
        1996)
 10.6* Executive Employment Agreement dated January 31, 2000 between Mattel and
        Adrienne Fontanella

 10.7*  Loan Agreement dated October 29, 1999 between Mattel and Adrienne
         Fontanella
 10.8* Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Adrienne Fontanella

 10.9*  Executive Employment Agreement dated January 31, 2000 between Mattel and Matthew C. Bousquette
 10.10* Loan Agreement dated October 29, 1999 between Mattel and Matthew C.
         Bousquette
 10.11* Amendment to Employment Agreement and Stock Option Grant Agreements
         between Mattel and Matthew C. Bousquette
 10.12* Executive Employment Agreement dated January 31, 2000 between Mattel and Neil B. Friedman
 10.13* Loan Agreement dated October 29, 1999 between Mattel and Neil B.
         Friedman
 10.14* Amendment to Employment Agreement and Stock Option Grant Agreements
         between Mattel and Neil B. Friedman
 10.15  Mattel, Inc. Management Incentive Plan (incorporated by reference to
         Exhibit 10.15 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1995)
 10.16* Amendment No. 1 to Mattel, Inc. Management Incentive Plan.
 10.17  Mattel, Inc. Long-Term Incentive Plan (incorporated by reference to
         Exhibit 10.16 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1995)
 10.18  Amended and Restated Mattel Long-Term Incentive Plan (incorporated by reference to Appendix A to Mattel's Proxy Statement dated April 26,
         1999)
 10.19* Amendment No. 1 to Amended and Restated Mattel Long-Term Incentive Plan
 10.20  Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors
         (incorporated by reference to Exhibit 10.12 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1998)
 10.21  Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan
         as of May 1, 1996 (incorporated by reference to Exhibit 10.2 to
         Mattel's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1996)
 10.22* Amendment No. 1 to Mattel, Inc. Amended & Restated Supplemental
         Executive Retirement Plan
 10.23  Mattel, Inc. Deferred Compensation Plan (incorporated by reference to
         Exhibit 10.14 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1998)
 10.24* Amendment No. 1 to Mattel, Inc. Deferred Compensation Plan
 10.25  The Fisher-Price, Inc. Pension Plan (1989 Restatement) (incorporated by reference to Exhibit 10(l) to Fisher-Price's Registration Statement on
         Form 10 dated June 28, 1991)
 10.26  The Fisher-Price Section 415 Excess Benefit Plan (incorporated by reference to Exhibit 10(n) to Fisher-Price's Registration Statement on
         Form 10 dated June 28, 1991)
 10.27  Mattel, Inc. Personal Investment Plan, April 1, 1997 Restatement
         (incorporated by reference to Exhibit 99.3 to Mattel's Current Report on Form 8-K dated August 21, 1998)
 10.28  Mattel, Inc. PIP Excess Plan (incorporated by reference to Exhibit
         10.18 to Mattel's Annual Report on Form 10-K for the year ended
         December 31, 1998)
 10.29* Amendment No. 1 to Mattel, Inc. PIP Excess Plan
 10.30  Pleasant Company Retirement Savings Plan and Trust Agreement, dated
         July 1, 1995 (incorporated by reference to Exhibit 10.19 to Mattel's
         Annual Report on Form 10-K for the year ended December 31, 1998)
 10.31  Mattel, Inc. 1990 Stock Option Plan (incorporated by reference to
         Exhibit A to the Notice of Annual Meeting of Stockholders and Proxy
         Statement of Mattel dated March 15, 1990)

 10.32  Amendment No. 1 to the Mattel, Inc. 1990 Stock Option Plan
         (incorporated by reference to the information under the heading
         "Amendment to Mattel 1990 Stock Option Plan" on page F-1 of the Joint
         Proxy Statement/Prospectus of Mattel and Fisher-Price included in
         Mattel's Registration Statement on Form S-4, Registration No. 33-
         50749)
 10.33  Amendment No. 2 to the Mattel, Inc. 1990 Stock Option Plan
         (incorporated by reference to Exhibit A to Mattel's Proxy Statement dated March 22, 1995)
 10.34* Amendment No. 3 to Mattel, Inc. 1990 Stock Option Plan
 10.35  Form of Award Agreement evidencing award of stock appreciation rights granted pursuant to the Mattel, Inc. 1990 Stock Option Plan to certain executive officers of Mattel ("Award Agreement") (incorporated by reference to Exhibit 10.12 to Mattel's Annual Report on Form 10-K for
         the year ended December 31, 1991)
 10.36  Form of First Amendment to Award Agreement (incorporated by reference to Exhibit 10.21 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1993)
 10.37  Notice of Grant of Stock Options and Grant Agreement (incorporated by reference to Exhibit 99.0 to Mattel's Current Report on Form 8-K dated
         May 31, 1994)
 10.38  Grant Agreement for a Non-Qualified Stock Option (incorporated by reference to Exhibit 99.1 to Mattel's Current Report on Form 8-K dated
         May 31, 1994)
 10.39  Award Cancellation Agreement (incorporated by reference to Exhibit 99.2 to Mattel's Current Report on Form 8-K dated May 31, 1994)
 10.40  Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the "1996
         Plan") (incorporated by reference to Exhibit 10.2 to Mattel's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1996)
 10.41  Amendment to Amended and Restated Mattel, Inc. 1996 Stock Option Plan
         (incorporated by reference to Exhibit 4.2 to Mattel's Registration
         Statement on Form S-8 dated March 26, 1999)
 10.42* Amendment No. 2 to Amended and Restated Mattel 1996 Stock Option Plan
 10.43* Form of Option Agreement for Outside Directors under the 1996 Plan, as amended
 10.44* Form of Option Agreement under the 1996 Plan, as amended
 10.45  Mattel, Inc. 1997 Premium Price Stock Option Plan (incorporated by reference to Exhibit A to Mattel's Proxy Statement dated March 30,
         1998)
 10.46  First Amendment to the Mattel, Inc. 1997 Premium Price Stock Option
         Plan (incorporated by reference to Exhibit 10.0 to Mattel's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1998)
 10.47  Second Amendment to the Mattel, Inc. 1997 Premium Price Stock Option
         Plan (incorporated by reference to Exhibit 10.26 to Mattel's Annual report on Form 10-K for the year ended December 31, 1998)
 10.48* Amendment No. 3 to the Mattel, Inc. 1997 Premium Price Stock Option
         Plan
 10.49  Form of Option and TLSAR Agreement under the Mattel, Inc. 1997 Premium
         Price Stock Option Plan (25% Premium Grant), as amended (incorporated by reference to Exhibit 10.1 to Mattel's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1998)
 10.50  Form of Option and TLSAR Agreement under the Mattel, Inc. 1997 Premium
         Price Stock Option Plan (33 1/3% Premium Grant), as amended
         (incorporated by reference to Exhibit 10.2 to Mattel's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1998)
 10.51* Mattel 1999 Stock Option Plan
 10.52* Form of Option Agreement under the Mattel 1999 Stock Option Plan (Two
         Year Vesting)
 10.53* Form of Option Agreement under the Mattel 1999 Stock Option Plan (Three
         Year Vesting)

 11.0* Computation of Income per Common and Common Equivalent Share
 12.0* Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings
        to Combined Fixed Charges and Preferred Stock Dividends
 21.0* Subsidiaries of the Registrant
 23.0* Consent of PricewaterhouseCoopers LLP
 24.0* Power of Attorney (on page 50 of Form 10-K)
 27.0* Financial Data Schedule (EDGAR filing only)

--------
* Filed herewith.

   (b) Reports on Form 8-K

   Mattel filed the following Current Reports on Form 8-K during the quarterly period ended December 31, 1999:

                                                                   Financial
   Date of Report                                Items Reported Statements Filed
   --------------                                -------------- ----------------
   October 19, 1999.............................      5, 7            None
   October 22, 1999.............................      5, 7            None
   November 12, 1999............................      5, 7            None
   November 12, 1999............................      5, 7            None

  (c) Exhibits Required by Item 601 of Regulation S-K

     See Item (3) above

  (d) Financial Statement Schedule

     See Item (2) above

   Copies of Form 10-K (which includes Exhibit 24.0), Exhibits 11.0, 12.0, 21.0 and 23.0 and the Annual Report to Stockholders are available to stockholders of the Company without charge. Copies of other Exhibits can be obtained by stockholders of the Company upon payment of twelve cents per page for such Exhibits. Written requests should be sent to Secretary, Mattel, Inc., 333 Continental Boulevard, El Segundo, California 90245-5012.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MATTEL, INC.
                                          Registrant

                                                    /s/ Kevin M. Farr
                                          By: _________________________________
                                                       Kevin M. Farr
                                                  Chief Financial Officer

Date: As of March 10, 2000

                               POWER OF ATTORNEY

   We, the undersigned directors and officers of Mattel, Inc. do hereby severally constitute and appoint Ronald M. Loeb, Ned Mansour, Robert Normile, Christopher O'Brien, and John L. Vogelstein, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----
     /s/ William D. Rollnick         Director and Acting Chairman  March 10, 2000
____________________________________  of the Board
        William D. Rollnick
       /s/ Ronald M. Loeb            Director and Acting Chief     March 10, 2000
____________________________________  Executive Officer
           Ronald M. Loeb
        /s/ Kevin M. Farr            Chief Financial Officer       March 10, 2000
____________________________________  (principal financial and
           Kevin M. Farr              accounting officer)
        /s/ Harold Brown             Director                      March 10, 2000
____________________________________
            Harold Brown
      /s/ Tully M. Friedman          Director                      March 10, 2000
____________________________________
         Tully M. Friedman
     /s/ Joseph C. Gandolfo          Director and President,       March 10, 2000
____________________________________  Worldwide Manufacturing
         Joseph C. Gandolfo           Operations

             Signature                           Title                  Date
             ---------                           -----                  ----
         /s/ Ned Mansour             Director and President,       March 10, 2000
____________________________________  Mattel, Inc.
            Ned Mansour
       /s/ Andrea L. Rich            Director                      March 10, 2000
____________________________________
           Andrea L. Rich
     /s/ Pleasant T. Rowland         Vice Chairman of the Board    March 10, 2000
____________________________________  and President, Pleasant
        Pleasant T. Rowland           Company
   /s/ Christopher A. Sinclair       Director                      March 10, 2000
____________________________________
      Christopher A. Sinclair
     /s/ John L. Vogelstein          Director                      March 10, 2000
____________________________________
         John L. Vogelstein
     /s/ Ralph V. Whitworth          Director                      March 10, 2000
____________________________________
         Ralph V. Whitworth

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mattel, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 45 present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 45 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Mattel's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
_____________________________________
PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 2, 2000

                         MATTEL, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
                                                           (In thousands)
                       ASSETS
                       ------
Current Assets
  Cash and short-term investments....................  $  275,024   $  469,213
  Accounts receivable, less allowances of $229.2
   million at December 31, 1999 and $125.1 million at
   December 31, 1998.................................   1,270,005    1,150,051
  Inventories........................................     544,296      644,270
  Prepaid expenses and other current assets..........     330,702      371,772
                                                       ----------   ----------
    Total current assets.............................   2,420,027    2,635,306
                                                       ----------   ----------
Property, Plant and Equipment
  Land...............................................      35,930       35,113
  Buildings..........................................     276,880      271,580
  Machinery and equipment............................     611,948      569,428
  Capitalized leases.................................      23,271       23,271
  Leasehold improvements.............................      84,333       98,400
                                                       ----------   ----------
                                                        1,032,362      997,792
  Less: accumulated depreciation.....................     474,026      422,020
                                                       ----------   ----------
                                                          558,336      575,772
  Tools, dies and molds, net.........................     191,158      187,349
                                                       ----------   ----------
  Property, plant and equipment, net.................     749,494      763,121
                                                       ----------   ----------
Other Noncurrent Assets
  Intangibles, net...................................   1,393,315    1,484,634
  Other assets.......................................     564,186      264,324
                                                       ----------   ----------
                                                       $5,127,022   $5,147,385
                                                       ==========   ==========

        The accompanying notes are an integral part of these statements.

   Consolidated results for 1998 have been restated retroactively for the effects of the May 1999 merger with Learning Company, accounted for as a pooling of interests. See Note 7.

                         MATTEL, INC. AND SUBSIDIARIES

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
                                                        (In thousands, except
                                                             share data)
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Short-term borrowings..............................  $  369,549   $  199,006
  Current portion of long-term liabilities...........       3,173       33,666
  Accounts payable...................................     360,609      362,467
  Accrued liabilities................................     825,874      748,837
  Income taxes payable...............................     258,319      299,058
                                                       ----------   ----------
    Total current liabilities........................   1,817,524    1,643,034
                                                       ----------   ----------
Long-Term Liabilities
  6-3/4% senior notes, due 2000......................     100,000      100,000
  5-1/2% senior notes, due 2000......................     200,955      200,955
  6% senior notes, due 2003..........................     150,000      150,000
  6-1/8% senior notes, due 2005......................     150,000      150,000
  Medium-term notes..................................     540,500      540,500
  Mortgage note......................................      42,380       43,007
  Other..............................................     162,976      149,086
                                                       ----------   ----------
    Total long-term liabilities......................   1,346,811    1,333,548
                                                       ----------   ----------
Stockholders' Equity
  Preferred stock, Series A $0.01 par value, $200.00
   liquidation preference per share, 750.0 thousand
   shares authorized, issued and outstanding at
   December 31, 1998.................................         --             8
  Preferred stock, Series C $1.00 par value, $125.00
   liquidation preference per share, 772.8 thousand
   shares authorized; 771.9 thousand shares issued
   and outstanding at December 31, 1998..............         --           772
  Special voting preferred stock $1.00 par value,
   $10.00 liquidation preference per share, one share
   authorized, issued and outstanding, representing
   the voting rights of 3.2 million and 5.2 million
   outstanding exchangeable shares at December 31,
   1999 and 1998, respectively.......................         --           --
  Common stock $1.00 par value, 1.0 billion shares
   authorized; 433.6 million shares and 405.1 million
   shares issued in 1999 and 1998, respectively......     433,563      405,114
  Additional paid-in capital.........................   1,728,954    1,845,222
  Deferred compensation..............................         --       (12,265)
  Treasury stock at cost; 12.0 million shares and
   14.3 million shares in 1999 and 1998,
   respectively......................................    (361,825)    (495,347)
  Retained earnings..................................     401,642      625,197
  Accumulated other comprehensive loss...............    (239,647)    (197,898)
                                                       ----------   ----------
    Total stockholders' equity.......................   1,962,687    2,170,803
                                                       ----------   ----------
                                                       $5,127,022   $5,147,385
                                                       ==========   ==========
Commitments and Contingencies (See accompanying
 notes.)

        The accompanying notes are an integral part of these statements.

   Consolidated results for 1998 have been restated retroactively for the effects of the May 1999 merger with Learning Company, accounted for as a pooling of interests. See Note 7.

                         MATTEL, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                                      For the Year
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
                                            (In thousands, except per share
                                                        amounts)
Net Sales.................................  $5,514,950  $5,621,207  $5,455,547
Cost of sales.............................   2,913,910   2,707,904   2,635,887
                                            ----------  ----------  ----------
Gross Profit..............................   2,601,040   2,913,303   2,819,660
Advertising and promotion expenses........     945,955     917,665     846,448
Other selling and administrative
 expenses.................................   1,190,915   1,144,801   1,013,091
Restructuring and other charges...........     345,996     157,314     343,606
Amortization of intangibles...............      91,847     129,689     487,199
Charge for incomplete technology..........         --       56,826      20,300
Interest expense..........................     151,609     128,468     112,612
Other income, net.........................     (14,539)    (13,092)     (4,812)
                                            ----------  ----------  ----------
Income (Loss) Before Income Taxes and Ex-
 traordinary Item.........................    (110,743)    391,632       1,216
(Benefit) provision for income taxes......     (28,370)    185,579     179,327
                                            ----------  ----------  ----------
Income (Loss) Before Extraordinary Item...     (82,373)    206,053    (178,111)
Extraordinary item--loss on early
 retirement of debt.......................         --          --       (4,610)
                                            ----------  ----------  ----------
Net Income (Loss).........................     (82,373)    206,053    (182,721)
Preferred stock dividend requirements.....       3,980       7,960      10,505
                                            ----------  ----------  ----------
Net Income (Loss) Applicable to Common
 Shares...................................  $  (86,353) $  198,093  $ (193,226)
                                            ==========  ==========  ==========
Basic Income (Loss) Per Common Share......
Income (loss) before extraordinary item...  $    (0.21) $     0.51  $    (0.51)
Extraordinary item--loss on early
 retirement of debt.......................         --          --        (0.01)
                                            ----------  ----------  ----------
Net income (loss).........................  $    (0.21) $     0.51  $    (0.52)
                                            ==========  ==========  ==========
Weighted average number of common shares..     414,186     390,210     369,870
                                            ==========  ==========  ==========
Diluted Income (Loss) Per Common Share....
Income (loss) before extraordinary item...  $    (0.21) $     0.47  $    (0.51)
Extraordinary item--loss on early
 retirement of debt.......................         --          --        (0.01)
                                            ----------  ----------  ----------
Net income (loss).........................  $    (0.21) $     0.47  $    (0.52)
                                            ==========  ==========  ==========
Weighted average number of common and
 common equivalent shares.................     414,186     421,707     369,870
                                            ==========  ==========  ==========
Dividends Declared Per Common Share.......  $     0.35  $     0.31  $     0.27
                                            ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

   Consolidated results for all periods presented have been restated retroactively for the effects of the May 1999 merger with Learning Company, accounted for as a pooling of interests. See Note 7.

   Consolidated results for 1997 have been restated retroactively for the effects of the March 1997 merger with Tyco, accounted for as a pooling of interests. See Note 7.

                         MATTEL, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                       For the Year
                                              ---------------------------------
                                                1999        1998        1997
                                              ---------  -----------  ---------
                                                      (In thousands)
Cash Flows From Operating Activities:
  Net (loss) income.........................  $ (82,373) $   206,053  $(182,721)
  Adjustments to reconcile net (loss) income
   to net cash flows from operating
   activities:
    Noncash restructuring and integration
     charges................................     63,700       32,380    115,559
    Depreciation............................    199,830      179,135    164,060
    Amortization............................     98,769      133,549    489,937
    Charge for incomplete technology........        --        56,826     32,467
    Loss on early retirement of debt, net of
     tax....................................        --           --       4,610
    Increase (decrease) from changes in
     assets and liabilities:
      Accounts receivable...................   (167,052)     141,583   (247,406)
      Inventories...........................     82,077      (61,508)   (48,923)
      Prepaid expenses and other current
       assets...............................    (84,636)     (26,873)  (127,595)
      Accounts payable, accrued liabilities
       and income taxes payable.............    (42,263)    (104,275)   253,729
      Deferred income taxes.................     (7,151)        (999)    64,015
      Other, net............................     (2,315)      15,793    (14,344)
                                              ---------  -----------  ---------
        Net cash flows from operating
         activities.........................     58,586      571,664    503,388
                                              ---------  -----------  ---------
Cash Flows From Investing Activities:
  Purchases of tools, dies and molds........   (107,017)    (114,387)   (96,006)
  Purchases of other property, plant and
   equipment................................   (104,572)    (162,132)  (136,439)
  Payment for acquisitions, net of cash
   acquired.................................     (5,863)    (938,647)  (115,231)
  Proceeds from sale of business and other
   property, plant and equipment............     10,033       18,667     31,484
  Investment in other long-term assets......    (70,671)     (10,783)    (7,816)
  Other, net................................       (612)      (1,484)       566
                                              ---------  -----------  ---------
        Net cash flows used for investing
         activities.........................   (278,702)  (1,208,766)  (323,442)
                                              ---------  -----------  ---------
Cash Flows From Financing Activities:
  Short-term borrowings, net................    179,595      131,810      3,193
  Proceeds from issuance of notes...........        --       350,000    310,000
  Proceeds from issuance of Softkey
   warrants.................................        --       134,346     57,462
  Payments of long-term debt................    (30,254)    (106,421)  (265,499)
  Exercise of stock options including
   related tax benefit......................     81,291      170,233     72,290
  Purchase of treasury stock................    (75,507)    (351,093)  (242,505)
  Sale of treasury stock....................        --           --      71,248
  Issuance of preferred stock...............        --           --     (10,701)
  Payment of dividends on common and
   preferred stock..........................   (125,673)     (97,970)   (84,537)
  Other, net................................       (670)      (6,968)    (1,083)
                                              ---------  -----------  ---------
        Net cash flows from (used) for
         financing activities...............     28,782      223,937    (90,132)
Effect of Exchange Rate Changes on Cash.....     (2,855)      (1,525)   (17,195)
                                              ---------  -----------  ---------
(Decrease) Increase in Cash and Short-term
 Investments................................   (194,189)    (414,690)    72,619
Cash and Short-term Investments at Beginning
 of Year....................................    469,213      883,903    811,284
                                              ---------  -----------  ---------
Cash and Short-term Investments at End of
 Year.......................................  $ 275,024  $   469,213  $ 883,903
                                              =========  ===========  =========

        The accompanying notes are an integral part of these statements

   Consolidated results for all periods presented have been restated retroactively for the effects of the May 1999 merger with Learning Company, accounted for as a pooling of interests. See Note 7.

   Consolidated results for 1997 have been restated retroactively for the effects of the March 1997 merger with Tyco, accounted for as a pooling of interests. See Note 7.

                         MATTEL, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                                                                                              Accumulated
                                              Additional                                         Other     Total Stock-
                          Preferred  Common    Paid-In    Treasury     Deferred   Retained   Comprehensive   holders'
                            Stock    Stock     Capital      Stock    Compensation Earnings   Income (Loss)    Equity
                          --------- --------  ----------  ---------  ------------ ---------  ------------- ------------
                                                               (In thousands)
Balance, December 31,
 1996...................    $827    $369,190  $1,233,753  $(215,999)   $    --    $ 820,024    $ (98,008)   $2,109,787
Comprehensive (loss):
 Net (loss).............                                                           (182,721)                  (182,721)
 Unrealized gain on
  securities............                                                                             719           719
 Currency translation
  adjustments...........                                                                        (113,177)     (113,177)
                            ----    --------  ----------  ---------    --------   ---------    ---------    ----------
Comprehensive (loss)....                                                           (182,721)    (112,458)     (295,179)
Net income of Broderbund
 for the three months
 ended November 30, 1996
 not included in results
 of operations..........                                                              8,895                      8,895
Purchase of treasury
 stock..................                (480)    (14,094)  (227,932)                                          (242,506)
Issuance of treasury
 stock..................                         (45,486)   158,511                                            113,025
Exercise of stock
 options................               2,135      36,655                                                        38,790
Shares issued for
 acquisitions...........               4,362      13,591                             (6,193)                    11,760
Issuance of Series A
 Preferred Stock........       8                 202,025                                                       202,033
Issuance of Softkey
 warrants...............                          57,462                                                        57,462
Conversion of 7% Notes..                 893      15,141                                                        16,034
Conversion of preferred
 stock..................     (55)      2,761      (2,706)                                                          --
Conversion of
 exchangeable shares....                  88         (88)                                                          --
Shares issued under
 employee stock purchase
 plan...................                  62       1,208                                                         1,270
Dividends declared on
 common stock...........                                                            (77,528)                   (77,528)
Dividends declared on
 preferred stock........                                                            (10,505)                   (10,505)
                            ----    --------  ----------  ---------    --------   ---------    ---------    ----------
Balance, December 31,
 1997...................     780     379,011   1,497,461   (285,420)        --      551,972     (210,466)    1,933,338
Comprehensive income:
 Net income.............                                                            206,053                    206,053
 Unrealized gain on
  securities............                                                                          10,249        10,249
 Currency translation
  adjustments...........                                                                           2,319         2,319
                            ----    --------  ----------  ---------    --------   ---------    ---------    ----------
Comprehensive income....                                                            206,053       12,568       218,621
Net income of Broderbund
 for the month ended
 December 31, 1997 not
 included in results of
 operations.............                                                                209                        209
Purchase of treasury
 stock..................                                   (351,393)                                          (351,393)
Issuance of treasury
 stock..................                         (65,210)   141,466                                             76,256
Exercise of stock
 options................               4,682      76,749                                                        81,431
Shares issued for
 acquisitions...........               5,503     111,011                            (34,646)                    81,868
Issuance of Softkey
 warrants...............                         134,346                                                       134,346
Conversion of
 exchangeable shares....              10,900     (10,900)                                                          --
Conversion of 5-1/2%
 Notes..................               4,122      88,880                                                        93,002
Issuance of nonvested
 stock..................                 840      12,071                (12,265)                                   646

                         MATTEL, INC. AND SUBSIDIARIES

                                                                                               Accumulated
                                             Additional                                           Other     Total Stock-
                         Preferred  Common     Paid-In     Treasury     Deferred   Retained   Comprehensive   holders'
                           Stock     Stock     Capital      Stock     Compensation Earnings   Income (Loss)    Equity
                         --------- --------- -----------  ----------  ------------ ---------  ------------- ------------
                                                                (In thousands)
Shares issued under
employee stock purchase
plan...................                   56         814                                                            870
Dividends declared on
common stock...........                                                              (90,431)                   (90,431)
Dividends declared on
preferred stock........                                                               (7,960)                    (7,960)
                           -----   --------- -----------  ----------    --------   ---------   ----------   -----------
Balance, December 31,
1998...................      780     405,114   1,845,222    (495,347)    (12,265)    625,197     (197,898)    2,170,803
Comprehensive (loss):
 Net (loss)............                                                              (82,373)                   (82,373)
 Unrealized gain on
 securities:
 Unrealized holding
 gains.................                                                                             3,184         3,184
 Less: reclassification
 adjustment for
 realized gains
 included in net
 (loss)................                                                                           (11,143)      (11,143)
 Currency translation
 adjustments...........                                                                           (33,790)      (33,790)
                           -----   --------- -----------  ----------    --------   ---------   ----------   -----------
Comprehensive (loss)...                                                              (82,373)     (41,749)     (124,122)
Conversion of Series A
Preferred Stock........       (8)     18,000     (17,992)                                                           --
Redemption of Series C
Preferred Stock........     (772)      6,382     (51,834)     46,224                                                --
Purchase of treasury
stock..................                                      (75,507)                                           (75,507)
Issuance of treasury
stock..................                          (87,300)    134,977                                             47,677
Exercise of stock
options................                1,447      28,018                                                         29,465
Shares issued for
acquisitions...........                  241       5,306                                                          5,547
Conversion of
exchangeable shares....                2,342      (2,342)                                                           --
Shares issued under
employee stock purchase
plan...................                   37         719                                                            756
Tax adjustment related
to 1987 quasi-
reorganization.........                           33,400                                                         33,400
Exercise of warrants...                          (24,243)     27,828                                              3,585
Nonvested stock
activity...............                                                   12,265                                 12,265
Dividends declared on
common stock...........                                                             (137,202)                  (137,202)
Dividends declared on
preferred stock........                                                               (3,980)                    (3,980)
                           -----   --------- -----------  ----------    --------   ---------   ----------   -----------
Balance, December 31,
1999...................    $ --    $ 433,563 $ 1,728,954  $ (361,825)   $    --    $ 401,642   $ (239,647)  $ 1,962,687
                           =====   ========= ===========  ==========    ========   =========   ==========   ===========

       The accompanying notes are an integral part of these statements.

 Consolidated results for all periods presented have been restated retroactively for the effects of the May 1999 merger with Learning Company, accounted for as a pooling of interests. See Note 7.

 Consolidated results for December 31, 1996 have been restated retroactively for the effects of the March 1997 merger with Tyco, accounted for as a pooling of interests. See Note 7.

                         MATTEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Summary of Significant Accounting Policies

 Principles of Consolidation and Basis of Preparation

   The consolidated financial statements include the accounts of Mattel. All significant intercompany accounts and transactions have been eliminated in consolidation, and certain amounts in the financial statements for prior years have been reclassified to conform with the current year presentation. Investments in joint ventures and other companies are accounted for by the equity method or cost basis depending upon the level of the investment and/or Mattel's ability to exercise influence over operating and financial policies. Financial data for all periods presented reflect the retroactive effect of the merger, accounted for as a pooling of interests, with Learning Company consummated in May 1999 (see Note 7). Financial data for 1997 reflect the retroactive effect of the merger, accounted for as a pooling of interests, with Tyco consummated in March 1997 (see Note 7).

   Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Foreign Currency Translation

   Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal year-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of other comprehensive income (loss) within stockholders' equity.

 Cash and Short-Term Investments

   Cash includes cash equivalents, which are highly liquid investments with maturities of three months or less when purchased. Because of the short maturities of these instruments, the carrying amount is a reasonable estimate of fair value.

 Marketable Securities

   Marketable securities, comprised principally of investments in private and publicly-traded securities, are stated at market value and classified as securities available-for-sale. Unrealized gains or losses are reported as a component of other comprehensive income (loss) within stockholders' equity until realized. Quoted market prices, which approximated cost as of the balance sheet dates, are reasonable estimates of the portfolio's fair value. These marketable securities, which had a cost basis of $2.1 million and $2.7 million as of December 31, 1999 and 1998, respectively, are shown in the consolidated balance sheets as part of other assets.

 Inventories

   Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

 Property, Plant and Equipment

   Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies and molds are amortized using the straight-line method over three years.

                         MATTEL, INC. AND SUBSIDIARIES

 Intangibles and Long-Lived Assets

   Intangible assets consist of the excess of purchase price over the fair value of net assets acquired in purchase acquisitions, and the cost of acquired patents and trademarks. Intangible assets are amortized using the straight-line method over periods ranging from 2 to 40 years. Accumulated amortization was $1,327.8 million and $1,236.8 million as of December 31, 1999 and 1998, respectively.

   The carrying value of fixed and intangible assets is periodically reviewed to identify and assess any impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets.

 Revenue Recognition

   Revenue from the sale of toy products is recognized upon shipment. Accruals for customer discounts and rebates, and defective returns are recorded as the related revenues are recognized.

   Revenue from the sale of software products is recognized upon shipment, provided that no significant obligations remain outstanding and collection of the receivable is probable. Costs related to insignificant post shipment obligations are accrued when revenue is recognized for the sale of the related products. Allowances for good returns are provided at the time of sale and allowances for price protection are provided at the time of commitment and are charged against revenues. The allowances for good returns and doubtful accounts are developed based on an evaluation of historical and expected sales experience and by channel of distribution, and are based on information available as of the reporting date. To the extent the future market, sell-through experience, customer mix, channels of distribution, product pricing and general economic and competitive conditions change, the estimated reserves required for returns and allowances may also change. Revenues from royalty and licensing arrangements are recognized as earned based upon performance or product shipments.

 Advertising and Promotion Costs

   Costs of media advertising are expensed the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of catalogue production and mailing costs that are generally amortized within three months from the date catalogues are mailed. Advertising costs associated with customer benefit programs are accrued as the related revenues are recognized. Costs related to various end-user coupon rebate programs are expensed at the time sales are made and are estimated based on the expected coupon redemption rate on a product-by-product basis and are adjusted to actual at the end of each reporting period.

 Software Development Costs

   Costs for new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Once technological feasibility is established, software development costs are capitalized until the related product is launched. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the product, which is generally twelve months from when the product is launched, which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. As of December 31, 1999 and 1998, Mattel had net capitalized software development costs of $73.1 million and $24.3 million, respectively, which are included in the consolidated balance sheets as part of other current assets. Amortization of software development costs included in cost of goods sold was $64.3 million, $20.2 million and $12.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                         MATTEL, INC. AND SUBSIDIARIES

 Stock-Based Compensation

   Mattel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the results of operations for nonqualified stock options granted under Mattel's plans as such options are granted at not less than the quoted market price of Mattel's common stock on the date of grant.

 Income Taxes

   Mattel accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

 Income and Dividends Per Common Share

   Share and per share data for all periods presented in these financial statements reflect the retroactive effects of the May 1999 Learning Company merger. The 1997 share and per share data presented in these financial statements reflect the retroactive effects of the March 1997 Tyco merger.

   In the 1997 fourth quarter, Mattel adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. Accordingly, data for 1997 have been restated to present basic and diluted income (loss) per common share.

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

   Diluted income (loss) per common share is computed by dividing diluted earnings available to common stockholders by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Mattel's Canadian subsidiary, Softkey Software Products Inc., and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, and conversion of dilutive preferred stock and convertible debt, as applicable.

                         MATTEL, INC. AND SUBSIDIARIES

   A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the years ended December 31 follows (in thousands):

                                1999              1998              1997
                          ----------------- ----------------- ------------------
                          Earnings  Shares  Earnings  Shares  Earnings   Shares
                          --------  ------- --------  ------- ---------  -------
Income (loss) before
 extraordinary item.....  $(82,373)         $206,053          $(178,111)
Extraordinary item--loss
 on early retirement of
 debt...................       --                --              (4,610)
                          --------          --------          ---------
Net income (loss).......   (82,373)          206,053           (182,721)
Less: preferred stock
 dividend requirements..    (3,980)           (7,960)           (10,505)
                          --------          --------          ---------
Earnings available to
 common stockholders....  $(86,353) 414,186 $198,093  390,210 $(193,226) 369,870
Dilutive securities:
  Dilutive stock
   options..............                                8,685
  Warrants..............                                4,812
  Preferred stock.......                               18,000
                          --------  ------- --------  ------- ---------  -------
Diluted earnings
 available to common
 stockholders...........  $(86,353) 414,186 $198,093  421,707 $(193,226) 369,870
                          ========  ======= ========  ======= =========  =======

   Premium price stock options totaling 16.9 million, other nonqualified stock options totaling 23.2 million, convertible debt, preferred stock and warrants were excluded from the calculation of diluted earnings per share in 1999 because they were anti-dilutive. Premium price options totaling 18.7 million, Series C preferred stock and convertible debt were excluded from the calculation of diluted earnings per share 1998 because they were anti-dilutive. Convertible debt, preferred stock and warrants were excluded from the calculation of diluted earnings per share in 1997 because they were anti-dilutive.

 Foreign Currency Contracts

   Mattel enters into foreign currency forward exchange and option contracts primarily as hedges of inventory purchases, sales and other intercompany transactions denominated in foreign currencies to limit the effect of exchange rate fluctuations on its results of operations and cash flows. Mattel does not enter into contracts for speculative purposes. Gains and losses related to firm commitments, which qualify for hedge accounting, are deferred and are recognized in the results of operations, balance sheet, and statement of cash flows as part of the underlying transaction. Contracts that do not qualify for hedge accounting are marked to market with gains and losses recognized in the results of operations currently. If a derivative previously designated as a hedge of a foreign currency commitment is terminated prior to the transaction date of the related commitment, the resultant gain or loss is recognized at the time of maturity of the original contract as a component of other income, net.

Note 2--Income Taxes

   Consolidated pre-tax income (loss) consists of the following (in thousands):

                                                         For the Year
                                                 ------------------------------
                                                   1999       1998      1997
                                                 ---------  --------  ---------
   US operations................................ $(388,382) $(25,271) $(373,836)
   Foreign operations...........................   277,639   416,903    375,052
                                                 ---------  --------  ---------
                                                 $(110,743) $391,632  $   1,216
                                                 =========  ========  =========

                         MATTEL, INC. AND SUBSIDIARIES

   The (benefit) provision for current and deferred income taxes consists of the following (in thousands):

                                                        For the Year
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
   Current
     Federal.................................... $  9,816  $ 61,434  $101,916
     State......................................    7,400     6,500    24,796
     Foreign....................................   59,400   110,300    82,628
                                                 --------  --------  --------
                                                   76,616   178,234   209,340
                                                 --------  --------  --------
   Deferred
     Federal.................................... (121,506)   18,179   (26,335)
     State......................................    3,420     2,366     1,587
     Foreign....................................   13,100   (13,200)   (7,962)
                                                 --------  --------  --------
                                                 (104,986)    7,345   (32,710)
                                                 --------  --------  --------
   (Benefit) provision including extraordinary
    item........................................  (28,370)  185,579   176,630
   Benefit allocated to extraordinary item......      --        --      2,697
                                                 --------  --------  --------
   Total (benefit) provision for income taxes... $(28,370) $185,579  $179,327
                                                 ========  ========  ========

   Deferred income taxes are provided principally for net operating loss carryforwards, certain reserves, depreciation, employee compensation-related expenses, acquired technology, and certain other expenses that are recognized in different years for financial statement and income tax purposes. Mattel's deferred income tax assets (liabilities) were comprised of the following (in thousands):

                                                             As of Year End
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
   Operating loss and tax credit carryforwards............ $ 426,836  $ 254,770
   Sales allowances and inventory reserves................   118,729    122,178
   Deferred compensation..................................    40,372     37,022
   Excess of tax basis over book basis....................    22,142     21,917
   Restructuring and integration charges..................    68,091     23,030
   Postretirement benefits................................    12,790     12,842
   Acquired technology....................................     9,181      6,170
   Other..................................................    48,858     42,000
                                                           ---------  ---------
     Gross deferred income tax assets.....................   746,999    519,929
                                                           ---------  ---------
   Excess of book basis over tax basis....................   (37,800)   (30,851)
   Retirement benefits....................................   (19,933)   (15,570)
   Deferred intangible assets.............................   (54,791)   (20,329)
   Other..................................................   (26,407)    (9,159)
                                                           ---------  ---------
     Gross deferred income tax liabilities................  (138,931)   (75,909)
   Deferred income tax asset valuation allowances.........  (234,206)  (175,144)
                                                           ---------  ---------
   Net deferred income tax assets......................... $ 373,862  $ 268,876
                                                           =========  =========

                         MATTEL, INC. AND SUBSIDIARIES

   Management considered all available evidence and determined that a valuation allowance of $234.2 million was required as of December 31, 1999 for certain tax credit and net operating loss carryforwards that would likely expire prior to their utilization. However, management feels it is more likely than not that Mattel will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of the remaining net deferred tax assets of $373.9 million.

   Differences between the (benefit) provision for income taxes at the US federal statutory income tax rate and the (benefit) provision in the consolidated statements of operations were as follows (in thousands):

                                                         For the Year
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
   (Benefit) provision at federal statutory
    rates........................................ $(38,760) $136,927  $    426
   Increase (decrease) resulting from:
     Losses without income tax benefit...........   33,553     1,821     1,468
     Foreign earnings taxed at different rates,
      including withholding taxes................  (63,616)  (34,221)  (40,803)
     State and local taxes, net of federal
      benefit....................................    6,165     5,763    17,149
     Non-deductible amortization, merger and
      restructuring charges......................   29,391    65,493   139,363
     Effect of change in valuation allowance.....      --     (8,766)   50,679
     Other.......................................    4,897    18,562    11,045
                                                  --------  --------  --------
       Total (benefit) provision for income
        taxes.................................... $(28,370) $185,579  $179,327
                                                  ========  ========  ========

   Appropriate US and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to permanently invest and upon which no deferred US income taxes have been provided is $1.4 billion at December 31, 1999. The additional US income tax on the unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits.

   As of December 31, 1999, Mattel has US net operating loss carryforwards totaling $740.2 million and credit carryforwards of $53.4 million for federal income tax purposes. The net operating loss carryforwards expire during the years 2000 to 2019, while $49.2 million of the tax credits expire during the years 2000 to 2010 with the remainder having no expiration date. Utilization of these loss and credit carryforwards are subject to annual limitations, and Mattel has established a valuation allowance for the carryforwards which are not expected to be utilized. The goodwill recorded in connection with Tyco's 1991 acquisition of Matchbox and Learning Company's 1998 acquisition of Mindscape, Inc. have been reduced by the tax effect of the portion of the net operating losses which Mattel expects to utilize.

   Certain foreign subsidiaries have net operating loss carryforwards totaling $219.6 million ($135.4 million with no expiration date, $82.5 million expiring during the years 2000 to 2004, and $1.7 million expiring after 2004).

   Generally accepted accounting principles require that tax benefits related to the exercise by employees of nonqualified stock options be credited to additional paid-in capital. In 1999, 1998 and 1997, nonqualified stock options exercised resulted in credits to additional paid-in capital totaling $15.0 million, $38.7 million and $20.2 million, respectively.

   The Internal Revenue Service has completed its examination of the Mattel, Inc. federal income tax returns through December 31, 1994.

                         MATTEL, INC. AND SUBSIDIARIES

Note 3--Employee Benefits

   Mattel and certain of its subsidiaries have retirement plans covering substantially all employees of these companies. Expense related to these plans totaled $18.6 million, $20.0 million and $19.0 million in 1999, 1998 and 1997, respectively.

 Pension Plans

   Mattel provides defined benefit pension plans, which satisfy the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). With the exception of the Fisher-Price Pension Plan, activity related to Mattel's pension plans, including those of foreign affiliates, was not significant during any year.

   The components of net pension income for the Fisher-Price Pension Plan, based upon a December valuation date for the year ended December 31, 1999 and an October valuation date for the years ended December 31, 1998 and 1997, are detailed below (in thousands):

                                                     For the Period Ended
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
   Service cost.................................. $  2,829  $  2,508  $  2,594
   Interest cost.................................   14,655    10,929    10,327
   Expected return on plan assets................  (27,237)  (18,949)  (16,163)
   Amortization of:
     Unrecognized prior service cost.............       88       108       134
     Unrecognized net asset......................   (1,284)   (2,569)   (2,569)
   Plan amendment loss (gain)....................    1,386     1,154      (826)
                                                  --------  --------  --------
   Net pension income............................ $ (9,563) $ (6,819) $ (6,503)
                                                  ========  ========  ========

   Reconciliation of the funded status of Fisher-Price's domestic pension plan to the related prepaid asset included in the consolidated balance sheets is as follows (in thousands):

                                                               As of Year End
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
   Funded status of the plan................................. $ 65,401  $41,335
   Unrecognized net gain.....................................  (19,551)  (4,438)
   Unrecognized prior service cost...........................      692    1,366
   Unrecognized net transition asset.........................      --    (1,285)
                                                              --------  -------
   Prepaid pension asset..................................... $ 46,542  $36,978
                                                              ========  =======

                         MATTEL, INC. AND SUBSIDIARIES

   Reconciliation of the assets and liabilities of Fisher-Price's domestic pension plan are as follows (in thousands):

                                                              As of Year End
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Change in Plan Assets
     Plan assets at fair value, beginning of year........... $197,912  $202,887
     Actual return on plan assets...........................   35,588     2,793
     Benefits paid..........................................  (10,707)   (7,768)
                                                             --------  --------
     Plan assets at fair value, end of year................. $222,793  $197,912
                                                             ========  ========
   Change in Projected Benefit Obligation
     Projected benefit obligation, beginning of year........ $156,577  $142,078
     Service cost...........................................    2,829     2,508
     Interest cost..........................................   14,655    10,929
     Plan amendments........................................    2,003     1,154
     Actuarial (gain) loss..................................   (7,965)    7,676
     Benefits paid..........................................  (10,707)   (7,768)
                                                             --------  --------
     Projected benefit obligation, end of year.............. $157,392  $156,577
                                                             ========  ========

                                                             For the Period
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
   Assumptions:
   Weighted average discount rate..........................  8.00%  7.50%  7.75%
   Rate of future compensation increases...................  4.00%  4.00%  4.00%
   Long-term rate of return on plan assets................. 11.00% 11.00% 11.00%

   During 1999, Mattel applied for a determination letter from the Internal Revenue Service related to its planned conversion of the Fisher-Price Pension Plan from a career-average plan to a cash balance plan. As of December 31, 1999, the proposed cash balance plan is under review by the Internal Revenue Service.

 Other Retirement Plans

   Domestic employees are eligible to participate in 401(k) savings plans sponsored by Mattel or its subsidiaries, which are defined contribution plans satisfying ERISA requirements. Mattel also maintains unfunded supplemental executive retirement plans which are nonqualified defined benefit plans covering certain key executives. For 1999, 1998 and 1997, the accumulated and vested benefit obligations and related expenses of these plans were not significant.

 Deferred Compensation and Excess Benefit Plans

   Mattel provides a deferred compensation plan which permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and employees to an excess benefit plan, earn various rates of return. The liability for these plans as of December 31, 1999 and 1998 was $65.1 million and $47.8 million, respectively. Mattel's contribution to these plans and the related administrative expense were not significant to the results of operations during any year.

                         MATTEL, INC. AND SUBSIDIARIES

   Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $55.7 million and $40.7 million as of December 31, 1999 and 1998, respectively, are held in an irrevocable rabbi trust which is included in other assets in the consolidated balance sheets.

 Postretirement Benefits

   Fisher-Price has an unfunded postretirement health insurance plan covering certain eligible domestic employees hired prior to January 1, 1993. Details of the expense for the Fisher-Price plan recognized in the consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                               For the Year
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
   Service cost........................................... $  224 $  218 $  284
   Interest cost..........................................  2,531  2,416  2,465
                                                           ------ ------ ------
   Net postretirement benefit cost........................ $2,755 $2,634 $2,749
                                                           ====== ====== ======

   Amounts included in the consolidated balance sheets for this plan are as follows (in thousands):

                                                            As of Year End
                                                           ----------------
                                                            1999     1998
                                                           -------  -------
   Current retirees....................................... $29,988  $25,140
   Fully eligible active employees........................   3,013    4,222
   Other active employees.................................   4,162    4,239
                                                           -------  -------
   Accumulated postretirement benefit obligation..........  37,163   33,601
   Unrecognized net loss..................................  (6,254)  (1,716)
                                                           -------  -------
   Accrued postretirement benefit liability............... $30,909  $31,885
                                                           =======  =======

   Reconciliation of the liabilities of Fisher-Price's postretirement health insurance plan are as follows (in thousands):

                                                          As of Year End
                                                         ----------------
                                                          1999     1998
                                                         -------  -------
   Change in Accumulated Postretirement Benefit
    Obligation
     Accumulated postretirement benefit obligation,
      beginning of year................................. $33,601  $33,315
     Service cost.......................................     224      218
     Interest cost......................................   2,531    2,416
     Actuarial loss.....................................   4,538      503
     Benefits paid, net of participant contributions....  (3,731)  (2,851)
                                                         -------  -------
     Accumulated postretirement benefit obligation, end
      of year........................................... $37,163  $33,601
                                                         =======  =======

                         MATTEL, INC. AND SUBSIDIARIES

   The discount rates used in determining the accumulated postretirement benefit obligation were 8.00% for 1999, 7.50% for 1998 and 7.75% for 1997. For all participants, the health care cost trend rate for expected claim costs was assumed to be 5.50% in 1999 and remaining constant thereafter. A one percentage point increase or decrease in the assumed health care cost trend rate for each future year would have the following effect on the accumulated postretirement benefit obligation and the service and interest cost recognized as of and for the year ended December 31, 1999 (in thousands):

                                                               One Percentage
                                                                    Point
                                                              -----------------
                                                              Increase Decrease
                                                              -------- --------
   Accumulated postretirement benefit obligation.............  $3,729  $(3,188)
   Service and interest cost.................................     284     (239)

   Domestic employees of Mattel participate in a contributory postretirement benefit plan. The ongoing costs and obligations associated with the Mattel, Inc. plan are not significant to the financial position and results of operations during any year.

 Incentive Awards

   In June 1999, the stockholders approved the Amended and Restated Mattel Long-Term Incentive Plan ("Amended and Restated LTIP"). The Amended and Restated LTIP is a three-year plan available to certain key executives of Mattel, Inc. Awards are based upon the financial performance of Mattel over a three-year period and are paid in the quarter following the end of the three-year measurement period. No expense was recorded in 1999 for awards under the Amended and Restated LTIP. Amounts charged to operating expense in 1998 and 1997 under the 1996--1998 LTIP were $10.8 million and $13.8 million, respectively.

   Mattel also has annual incentive compensation plans for officers and key employees based on Mattel's performance and subject to certain approvals of the Compensation/Options Committee of the board of directors. No expense was recorded in 1999 for awards under these plans. For the years ended December 31, 1998 and 1997, $11.7 million and $23.2 million, respectively, were charged to operating expense for awards under these plans. For the year ended December 31, 1999, $22.0 million was charged to operating expense related to a special award. This special broad-based employee award was approved by Mattel's board of directors and was designed to provide a competitive compensation level to retain and motivate employees of Mattel.

   Prior to the May 1999 merger, Learning Company maintained the 1990 Long-Term Equity Incentive Plan for certain senior executives. Under this plan, 0.8 million shares of nonvested stock were issued during 1998. The aggregate fair market value of the nonvested stock was being amortized to compensation expense over the restriction period. At the time of the 1999 merger, the nonvested stock became fully vested as a result of change of control provisions and the remaining unamortized amount of $12.3 million was charged to operating expense in 1999.

   Prior to the March 1997 merger, Tyco had a Long-Term Incentive Plan for certain senior executives, under which Tyco awarded Restricted Stock Units ("RSU"). The aggregate fair market value of the RSUs was being amortized to compensation expense by Tyco over the restriction period. At the time of the 1997 merger, the RSUs were converted into approximately 244 thousand shares of Mattel common stock which approximated the fair value of the RSUs on the merger consummation date and the remaining unamortized amount of $5.1 million was charged to operating expense.

                         MATTEL, INC. AND SUBSIDIARIES

Note 4--Seasonal Financing and Long-Term Debt

 Seasonal Financing

   Mattel maintains and periodically amends or replaces an unsecured committed revolving credit agreement with a commercial bank group that is used as the primary source of financing the seasonal working capital requirements of its domestic and certain foreign affiliates. The agreement in effect during 1999 consisted of a committed unsecured facility providing a total of up to $1.0 billion in seasonal financing (a five-year facility that expires in 2003). Within the facility, up to $700.0 million was a standard revolving credit line available for advances and backup for commercial paper issuances. Interest was charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The remaining $300.0 million was available for nonrecourse purchases of certain trade accounts receivable of Mattel by the commercial bank group providing the credit line. The agreement required Mattel to meet financial covenants for consolidated debt-to-capital and interest coverage and Mattel was in compliance with such covenants during 1999. This agreement will continue to be in effect during 2000. In addition, Mattel avails itself of uncommitted domestic facilities provided by certain banks to issue short-term money market loans.

   To meet seasonal borrowing requirements of certain foreign affiliates, Mattel negotiates individual financing arrangements, generally with the same group of banks that provided credit in the prior year. Foreign credit lines total approximately $370 million, a portion of which is used to support letters of credit. Mattel expects to extend these credit lines throughout 2000 and believes available amounts will be adequate to meet its seasonal financing requirements. Mattel also enters into agreements with banks of its foreign affiliates for nonrecourse sales of certain of its foreign subsidiary receivables.

   TLC Multimedia Inc., a wholly-owned subsidiary of Learning Company, had a revolving line of credit, of which $40.0 million was outstanding as of December 31, 1998. Learning Company was also party to a receivables purchase agreement for nonrecourse sales of certain domestic trade accounts receivable, of which $75.0 million was utilized as of December 31, 1998. Learning Company had a European accounts receivable facility for sales with recourse of certain European trade accounts receivable of up to $25.0 million, which was fully utilized as of December 31, 1998. Upon consummation of the May 1999 merger, all outstanding borrowings under the revolving line of credit and the European accounts receivable facility were repaid and the revolving line of credit and the domestic and European accounts receivable facilities were terminated by Mattel.

                         MATTEL, INC. AND SUBSIDIARIES

   Interest rates charged on Mattel's working capital credit lines are adjusted on a periodic basis; therefore, the carrying amounts of such obligations are a reasonable approximation of their fair value. Information relating to Mattel's domestic and foreign credit lines and other short-term borrowings is summarized as follows (in thousands):

                                                      For the Year
                                             --------------------------------
                                                1999        1998       1997
                                             ----------  ----------  --------
Balance at end of year
  Domestic.................................. $  293,744  $  119,175  $ 35,150
  Foreign...................................     75,805      79,831    17,468
Maximum amount outstanding
  Domestic.................................. $1,207,000  $1,076,600  $558,000
  Foreign...................................    117,000     141,000    67,000
Average borrowing
  Domestic.................................. $  573,100  $  400,800  $178,000
  Foreign...................................     40,000      58,000    40,000
Weighted average interest rate on average
 borrowing
  Domestic (computed daily).................        5.5%        5.6%      5.7%
  Foreign (computed monthly)................       33.0%       20.3%     11.9%

 6 -3/4% Senior Notes

   In May 1993, Mattel issued $100.0 million aggregate principal amount of 6 - 3/4% Senior Notes maturing May 15, 2000. Interest is payable semiannually on the fifteenth day of May and November. At December 31, 1999 and 1998, the bid prices for the 6 -3/4% Senior Notes, as provided by one of the underwriters, were $999.40 and $1,014.00, respectively, based on a par value of $1,000.00. As of December 31, 1999, the 6- 3/4% Senior Notes are classified in the consolidated balance sheets as a long-term liability because management has the ability and intent to repay this obligation upon maturity with proceeds from the issuance of other long-term debt instruments.

 5 -1/2% Senior Convertible Notes ("5- 1/2% Notes")

   In October 1995, Learning Company issued $350.0 million aggregate principal amount of 5 -1/2% Notes maturing November 1, 2000. Interest is payable semiannually on the first day of May and November. The 5 -1/2% Notes are convertible at the option of the holders into common stock at $53.00 per share. The terms of the 5 -1/2% Notes provide for early redemption at the option of the issuer, in whole or in part, at any time on or after November 2, 1998 at redemption prices equal to 102.2% of the principal amount reducing annually to 100% by November 1, 2000. During the years ended December 31, 1998 and 1997, Learning Company repurchased $6.0 million and $28.0 million, respectively, of 5 -1/2% Notes. In June 1998, Learning Company repurchased $96.7 million of 5 - 1/2% Notes in exchange for issuance of 4.1 million shares of common stock. At December 31, 1999 and 1998, the bid prices for the 5 -1/2% Notes, as provided by one of the underwriters, were $980.00 and $985.00, respectively, based on a par value of $1,000.00. As of December 31, 1999, the 5 -1/2% Senior Notes are classified in the consolidated balance sheets as a long-term liability because management has the ability and intent to repay this obligation upon maturity with proceeds from the issuance of other long-term debt instruments.

   Mattel assumed Learning Company's obligations related to the 5 -1/2% Notes upon consummation of the May 1999 merger. As a result, the 5 -1/2% Notes are now convertible at the option of the holders into a number of shares of Mattel common stock determined by dividing the principal amount of the notes to be converted by the $53.00 conversion price and multiplying the resulting number by 1.2.

                         MATTEL, INC. AND SUBSIDIARIES

   In December 1995, Tribune Company made an investment in Learning Company in the form of $150.0 million aggregate principal amount of 5 -1/2% Notes. These notes were sold by Tribune Company during 1997 in a private transaction to an investor group prior to the issuance by Learning Company of 750.0 thousand shares of Series A Convertible Participating Preferred Stock ("Series A Preferred Stock") and were surrendered by the investor group for the shares of the Series A Preferred Stock.

 6% and 6 -1/8% Senior Notes

   In July 1998, Mattel issued $300.0 million aggregate principal amount of senior notes, $150.0 million of which were 6% Senior Notes maturing July 15, 2003 and $150.0 million of which were 6 -1/8% Senior Notes maturing July 15, 2005. Interest is payable semiannually on the fifteenth day of January and July. At December 31, 1999 and 1998, the bid prices for the 6% and 6 -1/8% Senior Notes, as provided by one of the underwriters, were $929.20 and $1,004.40, respectively, for the 6% Senior Notes and $884.60 and $998.65, respectively, for the 6 -1/8% Senior Notes, based on a par value of $1,000.00.

 Medium-Term Notes ("MT Notes")

   During the 1994 third quarter, Mattel commenced a program for the issuance of debt and equity securities under various shelf registration statements. In November 1998, Mattel filed its current universal shelf registration statement allowing the issuance of up to $400.0 million of debt and equity securities, all of which was available to be issued as of December 31, 1999. The following is a summary of MT Notes currently outstanding (in millions, except bid prices):

                                                                        Bid Price (b)
                                                           ---------------------------------------
Year Issued              Amount Maturity Date   Rate (a)          1999                1998
-----------              ------ ------------- ------------ ------------------ --------------------
1994.................... $ 50.5 12/01--12/04  8.48%--8.55% $1,008.57--$991.65 $1,052.61--$1,112.70
1995....................  130.0 04/02--05/07  7.01%--7.65%    937.40-- 963.78  1,043.20-- 1,051.34
1997....................  310.0 11/04--07/12  6.70%--7.49%    867.40-- 912.10  1,021.59-- 1,073.45
1998....................   50.0        11/13  6.50%--6.61%    777.50-- 786.30    990.52-- 1,000.85

--------
(a) Interest is payable semiannually at fixed rates on the fifteenth day of May and November.
(b) Based on a par value of $1,000.00.

 Mortgage Note

   In 1990, Mattel borrowed $45.0 million under a mortgage agreement collateralized by its headquarters office facility in El Segundo, California. Interest accrues at 10.15% and monthly principal and interest payments are due through December 2005. The fair value of the original mortgage note, estimated by discounting future cash flows at interest rates currently available for debt with the same credit rating, similar terms and maturity date, was approximately $46 million and $51 million at December 31, 1999 and 1998, respectively.

 7% Convertible Subordinated Notes ("7% Notes")

   Upon consummation of the March 1997 merger, Mattel assumed Tyco's $16.0 million obligation related to the 7% Notes. On September 10, 1997, the holder converted all of the 7% Notes into 892.7 thousand shares of Mattel common stock.

                         MATTEL, INC. AND SUBSIDIARIES

 10 -1/8% Senior Subordinated Notes ("10 -1/8% Notes")

   Upon consummation of the March 1997 merger, Mattel assumed Tyco's $126.5 million obligation related to the 10 -1/8% Notes. On August 15, 1997, Mattel exercised its option and redeemed the 10 -1/8% Notes at 103.797% of par together with accrued interest. In the third quarter of 1997, Mattel recognized a pre-tax extraordinary loss of $7.3 million, and a related income tax benefit of $2.7 million, as a result of the early retirement.

 6 -7/8% Senior Notes

   Mattel's $100.0 million of 6 -7/8% Senior Notes issued in August 1992 were repaid upon maturity on August 1, 1997.

 Scheduled Maturities

   The aggregate amounts of long-term debt and other obligations maturing in the next five years are as follows (in thousands):

                                                  MT    Mortgage
                                   Senior Notes  Notes    Note   Other   Total
                                   ------------ ------- -------- ------ --------
2000..............................   $301,000   $   --    $600   $2,500 $304,100
2001..............................        --     30,500    700      500   31,700
2002..............................        --     30,000    800      200   31,000
2003..............................    150,000    30,000    800      200  181,000
2004..............................        --     50,000    900      200   51,100

Note 5--Stockholders' Equity

 Preference Stock and Preference Share Purchase Rights

   Mattel is authorized to issue 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding. There are 2.0 million shares of $0.01 par value preference stock designated as Series E Junior Participating Preference Stock in connection with a distribution of Preference Share Purchase Rights (the "Rights") to Mattel's common stockholders. The Rights may be exercised by their holders to purchase shares of Mattel's Series E Junior Participating Preference Stock upon the occurrence of a change of control as defined in the rights agreement. The Rights will expire on February 17, 2002, unless the agreement is further extended or the Rights are earlier redeemed or exchanged by Mattel.

 Preferred Stock

   Mattel is authorized to issue 3.0 million shares of $1.00 par value preferred stock, of which 771.9 thousand shares were outstanding as of December 31, 1998.

 --Series A Preferred Stock

   During 1997, Learning Company issued 750.0 thousand shares of Series A Preferred Stock to an investor group in exchange for $150.0 million of 5- 1/2% Notes. Just prior to the consummation of the May 1999 merger, each share of Series A Preferred Stock was converted into 20 shares of Learning Company common stock, and the resale restrictions expired.

                         MATTEL, INC. AND SUBSIDIARIES

   An extraordinary loss of approximately $61 million was recognized upon conversion of the 5- 1/2% Notes into the Series A Preferred Stock due to the appreciation of the underlying common stock between the date the conversion agreement was signed and the date the preferred stock was issued. The resulting income tax benefit related to the extraordinary loss was also estimated to be approximately $61 million. As a result, the extraordinary loss, net of tax, was determined to be immaterial and was not disclosed as a separate item in the consolidated statement of operations for the year ended December 31, 1997.

 --Series C Mandatorily Convertible Redeemable Preferred Stock ("Series C Preferred Stock")

   During 1996, Tyco sold 772.8 thousand shares of Series C Preferred Stock. Each share of Series C Preferred Stock was converted into like Mattel preferred stock as a result of the March 1997 merger. Series C Depositary Shares ("Depositary Shares"), each representing one twenty-fifth of a share of Series C Preferred Stock, totaling 19.3 million shares, were sold by the depositary as part of the above offering. Each Depositary Share was converted into a like Mattel depositary share as a result of the March 1997 merger. On July 1, 1999, all outstanding shares of Series C Preferred Stock (and the related Depositary Shares) were converted by the holders into 7.7 million shares of Mattel common stock pursuant to terms of the certificate of designations.

 --Series B Voting Convertible Exchangeable Preferred Stock ("Series B Preferred Stock")

   During 1994, Tyco sold 47.6 thousand shares of Series B Preferred Stock to a private investment group. Each share of Series B Preferred Stock was converted into like Mattel preferred stock as a result of the March 1997 merger. On December 2, 1997, all outstanding shares of Series B Preferred Stock were converted by the holders into 2.8 million shares of Mattel common stock.

 Special Voting Preferred Stock

   Mattel is authorized to issue one share of $1.00 par value Special Voting Preferred Stock, which was issued in exchange for one share of Learning Company special voting stock in connection with the May 1999 merger. The par value and liquidation preference of the Special Voting Preferred Stock are $1.00 and $10.00 per share, respectively. The Special Voting Preferred Stock has a number of votes equal to the number of outstanding exchangeable shares which are not owned by Mattel, its subsidiaries or any entity controlled by Mattel. The Special Voting Preferred Stock votes together with the holders of Mattel's common stock as a single class on all matters on which the holders of Mattel's common stock may vote. No dividends are paid on the Special Voting Preferred Stock. The Special Voting Preferred Stock will be redeemed for $10.00 on February 4, 2005, the redemption date for the exchangeable shares, unless the board of directors of Mattel's subsidiary, Softkey Software Products Inc., extends or accelerates the redemption date.

 Common Stock

   In May 1998, the stockholders of Mattel approved an amendment to Mattel's Restated Certificate of Incorporation that increased the number of shares of authorized common stock from 600.0 million to 1.0 billion in order to accommodate issuance of common stock in connection with possible future mergers and other financing transactions, future stock dividends or splits, future awards pursuant to Mattel's stock option plans, warrant exercises, and other general corporate purposes.

 Exchangeable Shares and Related Softkey Warrants

   As of December 31, 1999 and 1998, there were 3.2 million and 5.2 million outstanding exchangeable shares, respectively, which were not owned by Mattel, its subsidiaries or any entity controlled by Mattel. As a

                         MATTEL, INC. AND SUBSIDIARIES
result of the May 1999 merger, each exchangeable share is convertible at the option of the holder, without additional payment, for the right to receive 1.2 shares of Mattel common stock until February 4, 2005. On that date, any exchangeable shares not previously converted will be redeemed at the current market price of Mattel's common stock multiplied by 1.2. The redemption price will be paid in the form of Mattel common stock, plus cash equal to any unpaid dividends. The board of directors of Mattel's subsidiary, Softkey Software Products Inc., may extend the automatic redemption date at its option and may accelerate the automatic redemption date if the number of outstanding exchangeable shares is less than 0.5 million. Holders of exchangeable shares are entitled to receive dividends declared on Mattel's common stock multiplied by 1.2 as if the exchangeable shares had been converted into common stock. Holders of exchangeable shares vote their shares through the Special Voting Preferred Stock at the rate of 1.2 votes per exchangeable share on all matters on which the holders of Mattel's common stock may vote. As a result of the 1999 merger, each exchangeable share will include the right to acquire exchangeable shares under a rights agreement issued by Softkey Software Products Inc. These rights have an economically equivalent value to the Rights attached to Mattel's common stock.

   During the years ended December 31, 1999, 1998 and 1997, 1.9 million, 9.1 million and 0.1 million exchangeable shares, respectively, were converted by the holders into common stock at the rate of 1.2 common shares per exchangeable share.

   In 1997 and 1998, Mattel's Canadian subsidiary, Softkey Software Products Inc., issued 4.1 million and 8.7 million warrants in private placements in Canada for net proceeds of $57.5 million and $134.3 million, respectively. Each warrant was subsequently exchanged in accordance with its provisions into one exchangeable share without additional payment during 1998.

 Stock Compensation Plans

 --Mattel Stock Option Plans

   In 1996, the stockholders of Mattel approved the Mattel 1996 Stock Option Plan. Under this plan, incentive stock options, nonqualified stock options, stock appreciation rights, nonvested stock awards, and shares of common stock may be granted to officers, key employees, and other persons providing services to Mattel. In addition, nonqualified stock options may be granted to members of Mattel's board of directors who are not employees of Mattel.

   Generally, options are exercisable contingent upon the grantees' continued employment with Mattel. Nonqualified stock options are granted at not less than 100% of the fair market value of Mattel's common stock on the date of grant, generally vest at the rate of 25% per year of service, and usually expire within ten years from the date of grant. The 1996 Stock Option Plan provides that up to 1.5% of Mattel's outstanding common stock as of the first day of each calendar year will be available for awards under the plan. Grants made to individual participants cannot exceed 1.0 million shares in any single calendar year. On February 4, 1999, Mattel's board of directors approved an amendment to the 1996 Stock Option Plan authorizing an additional 6.0 million shares for grant in connection with new employees of businesses acquired by Mattel. The aggregate number of shares of common stock available for grant under the 1996 Stock Option Plan may not exceed 50.0 million shares. This plan expires on December 31, 2005. Mattel's previous plans, the 1982 and 1990 Stock Option Plans, expired on April 14, 1992 and December 31, 1996, respectively. All outstanding awards under these plans continue to be exercisable under the terms of their respective grant agreements.

   In November 1999, the Compensation/Options Committee of Mattel's board of directors approved the Mattel 1999 Stock Option Plan. Under this plan, nonqualified stock options, stock appreciation rights and nonvested stock awards may be granted to key employees who are not officers, directors or consultants of

                         MATTEL, INC. AND SUBSIDIARIES

Mattel. Generally, options are exercisable contingent upon the grantee's continued employment with Mattel. Nonqualified stock options are granted at not less than 100% of the fair market value of Mattel's common stock on the date of grant, and expire within ten years from the date of grant. Options granted under the 1999 Stock Option Plan vest on a schedule determined by the Compensation/Options Committee. Grants made in 1999 vest over three years at six month intervals, at a rate of 10% for each six-month period during the first year and at a rate of 20% per six month period thereafter. Grants made to individual participants cannot exceed 1.0 million shares in any single calendar year. The aggregate number of shares of common stock available for grant under the 1999 Stock Option Plan may not exceed 12.8 million shares. This plan expires on December 31, 2009.

   The fair value of Mattel options granted has been estimated using the Black-Scholes pricing model. The expected life of these options used in this calculation has been determined using historical exercise patterns. The following weighted average assumptions were used in determining fair value:

                                                            1999   1998   1997
                                                            -----  -----  -----
   Expected life (in years)................................  3.90   3.60   3.40
   Risk-free interest rate.................................  6.34%  4.61%  5.69%
   Volatility factor....................................... 18.46% 15.80% 17.40%
   Dividend yield..........................................  0.84%  0.83%  0.86%

   The weighted average fair value of Mattel options granted during 1999, 1998 and 1997 were $4.85, $7.32 and $4.86, respectively.

   The following is a summary of stock option information and weighted average exercise prices for Mattel's stock option plans during the year (options in thousands):

                                      1999           1998           1997
                                  -------------- -------------- --------------
                                  Number  Price  Number  Price  Number  Price
                                  ------  ------ ------  ------ ------  ------
Outstanding at January 1......... 16,075  $27.02 17,307  $21.73 13,310  $18.05
  Options granted................ 18,208   20.45  3,680   41.66  7,443   25.79
  Options exercised..............   (201)  20.93 (4,284)  17.80 (2,807)  14.89
  Options canceled............... (1,872)  28.14   (628)  29.79   (639)  22.44
                                  ------         ------         ------
Outstanding at December 31....... 32,210  $23.28 16,075  $27.02 17,307  $21.73
                                  ======         ======         ======
Exercisable at December 31....... 10,813  $23.89  5,645  $20.48  5,999  $16.29
                                  ======         ======         ======
Available for grant at December
 31..............................  9,234          2,358          1,072
                                  ======         ======         ======

                         MATTEL, INC. AND SUBSIDIARIES

   The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for Mattel stock options outstanding as of December 31, 1999 (options in thousands):

                                                                           Options
                            Options Outstanding                          Exercisable
                      -------------------------------------------     -------------------------
 Exercise Price                      Remaining
     Ranges           Number           Life            Price          Number         Price
 --------------       ------         ---------         ------         ------         ------
$ 4.69 to $13.56         389           5.20            $11.59            259         $10.77
 13.69 to  13.69       7,010           9.84             13.69            --             --
 14.00 to  22.40       3,090           4.65             16.17          2,990          16.05
 22.50 to  22.50       3,816           9.04             22.50              1          22.50
 22.56 to  25.63       3,125           6.76             24.47          1,811          24.57
 25.75 to  25.75       5,063           7.11             25.75          3,162          25.75
 25.94 to  26.25         592           6.93             26.15            507          26.14
 26.38 to  26.38       5,440           9.42             26.38            947          26.38
 26.50 to  41.38         826           7.64             33.37            410          31.40
 42.00 to  42.00       2,859           8.10             42.00            726          42.00
                      ------                                          ------
$ 4.69 to $42.00      32,210           8.13            $23.28         10,813         $23.89
                      ======                                          ======

   Prior to the March 1997 merger, Tyco had various incentive and non-qualified stock option plans that provided benefits for eligible participants. Effective with the 1997 merger, all stock options previously granted and outstanding under these plans were exchanged for approximately 363 thousand Mattel common shares, which approximated the fair value of the options as of the merger consummation date.

 --Mattel 1997 Premium Price Stock Option Plan

   In November 1997, the Compensation/Options Committee of the board of directors approved the Mattel, Inc. 1997 Premium Price Stock Option Plan, which was subsequently approved by Mattel's stockholders at the May 1998 meeting. Under this plan, premium price options may be granted to officers and other key employees of Mattel. Grants made to individual participants cannot exceed 4.5 million shares in any three consecutive calendar years. Grants under the 1997 Premium Price Stock Option Plan in 1997 were intended to replace annual grants under the 1996 Stock Option Plan until the end of 2000.

   The exercise price of premium price options is calculated at 25% and 33-1/3% above Mattel's six-month average stock price prior to the date of grant. Options are forfeited unless Mattel's common stock price reaches the premium exercise price within two years from the date of grant for options with a 25% premium price and within three years from the date of grant for options with a 33- 1/3% premium price. Options granted under the plan may not be exercised for three years and expire five years from the date of grant. Each option includes a Tandem Limited Stock Appreciation Right which gives the holder the right to receive cash, shares of common stock or any combination of cash and common stock upon the occurrence of a change of control as defined in the plan. On February 4, 1999, Mattel's board of directors approved an amendment to the 1997 Premium Price Stock Option Plan authorizing an additional 3.0 million shares for grant in connection with new employees of businesses acquired by Mattel, bringing the aggregate number of shares of common stock available for grant under this plan to 24.0 million. This plan expires on December 31, 2002.

                         MATTEL, INC. AND SUBSIDIARIES

   The following is a summary of stock option information and weighted average exercise prices for premium price options during the year (options in thousands):

                                        1999           1998          1997
                                    -------------- ------------- -------------
                                    Number  Price  Number Price  Number Price
                                    ------  ------ ------ ------ ------ ------
Outstanding at January 1........... 18,661  $44.04 17,661 $43.58    --
  Options granted..................  3,420   35.00  1,000  52.15 17,661 $43.58
  Options exercised................    --             --            --
  Options canceled................. (5,139)  39.71    --            --
                                    ------         ------        ------
Outstanding at December 31......... 16,942  $43.53 18,661 $44.04 17,661 $43.58
                                    ======         ======        ======
Exercisable at December 31.........    --             --            --
                                    ======         ======        ======
Available for grant at December
 31................................  7,058          2,339         3,339
                                    ======         ======        ======

   The fair value of premium price options granted has been estimated using the Black-Scholes pricing model. The following assumptions were used in determining fair value:

                                                            1999   1998   1997
                                                            -----  -----  -----
   Expected life (in years)................................  5.00   5.00   5.00
   Risk-free interest rate.................................  5.16%  5.80%  6.33%
   Volatility factor....................................... 39.90% 25.50% 24.10%
   Dividend yield..........................................  0.89%  0.83%  0.86%

   The fair value of options granted during 1999, 1998 and 1997 was $5.37, $5.10 and $4.79 for 25% premium price options and $5.48, $4.92 and $4.86 for 33- 1/3% premium price options, respectively.

   The following table summarizes information about the remaining contractual life (in years) and the exercise prices for premium price options outstanding as of December 31, 1999 (options in thousands):

                                  Options Outstanding
            -------------------------------------------------------------------------------------
                                         Remaining
            Number                         Life                                            Price
            ------                       ---------                                         ------
               660                         4.25                                            $35.24
               660                         4.25                                             37.59
             7,364                         2.85                                             42.31
             7,258                         2.85                                             44.87
               500                         3.54                                             50.46
               500                         3.54                                             53.83
            ------
            16,942                                                                         $43.53
            ======

 --Learning Company Stock Option Plans

   Prior to the May 1999 merger, Learning Company and its subsidiaries had various incentive and nonqualified stock option plans that provided benefits for eligible employees and non-employee directors. Effective with the 1999 merger, each outstanding option under these plans was converted into an option to purchase 1.2 shares of Mattel common stock. The exercise price of such options was adjusted by dividing the Learning Company option price by 1.2. Other than options granted under some plans assumed by Learning Company in connection with recent acquisitions, all Learning Company stock options vested and became fully exercisable as a result of the 1999 merger.

                         MATTEL, INC. AND SUBSIDIARIES

   The fair value of Learning Company options granted prior to the 1999 merger, and during the years ended 1998 and 1997 has been estimated using the Black-Scholes pricing model. The expected life of these options used in this calculation has been determined using historical exercise patterns. The following weighted average assumptions were used in determining fair value:

                                                            1999   1998   1997
                                                            -----  -----  -----
   Expected life (in years)................................  4.00   6.00   4.00
   Risk-free interest rate.................................  6.35%  5.13%  6.00%
   Volatility factor....................................... 51.00% 68.00% 75.00%
   Dividend yield..........................................   --     --     --

   The weighted average fair value of Learning Company options granted prior to the 1999 merger, and during the years ended 1998 and 1997 were $9.83, $10.14 and $8.81, respectively.

   The following is a summary of stock option information and weighted average exercise prices for Learning Company's stock option plans during the year (options in thousands):

                                      1999           1998           1997
                                  -------------- -------------- --------------
                                  Number  Price  Number  Price  Number  Price
                                  ------  ------ ------  ------ ------  ------
Outstanding at January 1......... 17,626  $14.30 16,396  $14.43 14,694  $18.63
  Options assumed in
   acquisitions..................    --      --     --      --     860    3.98
  Options granted................  1,415   21.12  8,979   15.29  9,695   11.12
  Options exercised.............. (5,278)  10.99 (4,660)   8.77 (1,489)   7.43
  Options canceled............... (3,083)  15.94 (3,089)  21.70 (7,364)  16.12
                                  ------         ------         ------
Outstanding at December 31....... 10,680  $16.19 17,626  $14.30 16,396  $14.43
                                  ======         ======         ======
Exercisable at December 31.......  9,473  $15.41  6,602  $15.04  7,154  $13.05
                                  ======         ======         ======
Available for grant at December
 31..............................    --           4,709          3,270
                                  ======         ======         ======

   The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for Learning Company stock options outstanding as of December 31, 1999 (options in thousands):

                                                                           Options
                            Options Outstanding                          Exercisable
                      -------------------------------------------     -------------------------
 Exercise Price                      Remaining
     Ranges           Number           Life            Price          Number         Price
 --------------       ------         ---------         ------         ------         ------
$ 0.58 to $ 5.63         232           6.87            $ 3.90           222          $ 3.90
  6.54 to  12.92       2,026           7.54             10.87         2,016           10.88
 12.97 to  23.49       7,361           7.32             15.89         6,479           15.34
 24.06 to  34.51       1,025           7.14             29.38           727           29.55
 79.92 to  79.92          36           0.83             79.92            29           79.92
                      ------                                          -----
$ 0.58 to $79.92      10,680           7.31            $16.19         9,473          $15.41
                      ======                                          =====

   In March 1997, in order to provide a competitive employment environment for staff retention and hiring, Learning Company instituted an option exchange program under which certain employees (other than employee directors) with options exercisable at $8.67 per share or higher were given the opportunity to exchange such options for options with an exercise price of $8.67 per share. A total of 4.4 million options were exchanged and have been included in the canceled and granted totals for the year ended December 31, 1997.

                         MATTEL, INC. AND SUBSIDIARIES

 --Compensation Cost

   Mattel, Tyco and Learning Company each adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized in the results of operations for nonqualified stock options granted under these plans during the years ended December 31, 1999, 1998 and 1997. Had compensation cost for nonqualified stock options been determined based on their fair value at the date of grant consistent with the method of accounting prescribed by SFAS No. 123, Mattel's net income (loss) and earnings per share would have been adjusted as follows (amounts in millions except per share data):

                                                        For the Year Ended
                                                      ------------------------
                                                       1999     1998    1997
                                                      -------  ------  -------
Net income (loss)
  As reported........................................ $ (82.4) $206.1  $(182.7)
  Stock option plans.................................   (30.1)  (67.1)   (38.6)
  Premium price stock option plan....................   (20.1)  (21.1)     --
                                                      -------  ------  -------
      Pro forma income (loss)........................ $(132.6) $117.9  $(221.3)
                                                      =======  ======  =======
Income (loss) per share
  Basic
    As reported...................................... $ (0.21) $ 0.51  $ (0.52)
    Stock option and premium price option plans......   (0.12)  (0.17)   (0.11)
                                                      -------  ------  -------
      Pro forma basic income (loss).................. $ (0.33) $ 0.34  $ (0.63)
                                                      =======  ======  =======
  Diluted
    As reported...................................... $ (0.21) $ 0.47  $ (0.52)
    Stock option and premium price option plans......   (0.12)  (0.16)   (0.11)
                                                      -------  ------  -------
      Pro forma diluted income (loss)................ $ (0.33) $ 0.31  $ (0.63)
                                                      =======  ======  =======

   The pro forma effect on Mattel's 1998 and 1997 net income is not indicative of the pro forma effect in future years, because it does not take into consideration the pro forma expense related to grants made prior to 1995.

 Stock Subscription Warrants

   In December 1999, 751.4 thousand warrants were exercised for an equal number of common shares by the holder in accordance with the terms of the warrant agreement. In June 1999, 114.2 thousand common shares were issued to a warrant holder in a cashless exercise in accordance with the terms of the warrant agreement. As of December 31, 1999, all stock subscription warrants previously outstanding had been exercised.

 Disney Warrant

   In 1996, Mattel entered into a licensing agreement with Disney Enterprises, Inc. Pursuant to this agreement, Mattel issued Disney a warrant to purchase 3.0 million shares of Mattel's common stock at an exercise price of $27.375 per share. This warrant expires no later than April 2, 2004. The warrant's fair value of $26.4 million was determined using the Black-Scholes pricing model, assuming an expected life of eight years, a dividend yield of 0.88%, a risk-free interest rate of 6.17%, and a volatility factor of 27.60%.

   The fair value of the warrant is amortized as a component of royalty expense as the related properties are introduced over the period the related revenues are recognized. During 1999, 1998 and 1997, $5.6 million, $3.2 million and $1.1 million, respectively, was recognized in the results of operations related to this warrant.

                         MATTEL, INC. AND SUBSIDIARIES

 Learning Company Employee Stock Purchase Plan

   In December 1997, Learning Company stockholders approved the 1997 Employee Stock Purchase Plan, which provided certain eligible employees with the opportunity to purchase shares of common stock at a price of 85% of the price listed on the New York Stock Exchange at various specified purchase dates. The plan met the criteria established in SFAS No. 123 for noncompensatory employee stock purchase plans and therefore, no compensation expense was recorded in connection with this plan. During the years ended December 31, 1999 and 1998, approximately 37 thousand and 56 thousand shares, respectively, were purchased by employees under this plan. As a result of the May 1999 merger, the 1997 Employee Stock Purchase Plan was terminated.

   Prior to their merger with Learning Company, Broderbund also had an employee stock purchase plan. During the year ended December 31, 1997, approximately 62 thousand shares were purchased by employees under this plan. As a result of the merger with Learning Company, the Broderbund employee stock purchase plan was terminated.

 Common Stock Repurchase Plan

   Mattel's common stock repurchase plan, initiated in May 1990, provides for the repurchase of common shares to fund Mattel's stock option plans. The number of shares to be repurchased is authorized on an annual basis by the board of directors based upon anticipated reissuance needs. During 1999, 1998, and 1997, Mattel repurchased 4.0 million, 9.7 million, and 6.5 million shares, respectively.

 Dividends and Capital Transactions

   A regular quarterly cash dividend has been declared by the Mattel board of directors on Mattel's common stock since the second quarter of 1990. The board of directors increased the quarterly cash dividend from $0.08 per common share to $0.09 per common share in the second quarter of 1999. Learning Company did not pay dividends on its common stock during 1999 prior to the May merger and during the years ended December 31, 1998 and 1997.

Note 6--Commitments and Contingencies

 Leases

   Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. The following table shows the future minimum obligations under lease commitments in effect at December 31, 1999 (in thousands):

                                                          Capitalized  Operating
                                                            Leases      Leases
                                                          -----------  ---------
   2000..................................................   $   300    $ 49,000
   2001..................................................       300      37,800
   2002..................................................       300      20,500
   2003..................................................       300      15,100
   2004..................................................       300      13,900
   Thereafter............................................     9,200      10,300
                                                            -------    --------
                                                            $10,700(a) $146,600
                                                            =======    ========

--------
(a) Includes $8.4 million of imputed interest.

                         MATTEL, INC. AND SUBSIDIARIES

   Rental expense under operating leases amounted to $75.2 million, $66.6 million and $71.5 million for 1999, 1998 and 1997, respectively, net of sublease income of $0.6 million, $0.5 million and $0.3 million in 1999, 1998 and 1997, respectively.

 Commitments

   In the normal course of business, Mattel enters into contractual arrangements to obtain and protect Mattel's right to create and market certain products and for future purchases of goods and services to ensure availability and timely delivery. Such arrangements include royalty payments pursuant to licensing agreements and commitments for future inventory purchases. Certain of these commitments routinely contain provisions for guaranteed or minimum expenditures during the terms of the contracts. Current and future commitments for guaranteed payments reflect Mattel's focus on expanding its product lines through alliances with businesses in other industries.

   The largest commitment involves Mattel's agreements with The Walt Disney Company and Disney Enterprises, Inc. The licensing agreement with The Walt Disney Company, which contains annual minimum royalty guarantees, permits Mattel to use the Disney name and certain characters on preschool and infant products through September 2002.

   The agreement with Disney Enterprises, Inc. grants Mattel exclusive worldwide rights (with certain exceptions) to produce toys based on all children-oriented Disney television and film properties introduced. This agreement spans three years, with Mattel having the right for up to two additional years to market merchandise from film properties produced during the second and third years. The initial term of the agreement may be renewed for an additional three-year period upon mutual consent. This agreement contains minimum royalty guarantees that are contingent upon the number and nature of the properties introduced by Disney. Commitments for 2000 introductions are expected to approximate $10 million payable over a three-year period. Pursuant to the agreement, Mattel issued Disney a stock warrant, valued at $26.4 million, to purchase 3.0 million shares of Mattel's common stock.

   In January 2000, Mattel and Warner Bros. Worldwide Consumer Products signed a licensing agreement making Mattel the worldwide master toy licensee for the literary characters from the Harry Potter books published by J.K. Rowling as well as for feature film and television properties developed by Warner Bros. Pictures featuring the Harry Potter characters. Mattel's worldwide toy licensing agreement involves the first two Harry Potter books and theatrical films. This agreement contains minimum royalty guarantees and has a term of four years, provided that the second theatrical film is released prior to January 1, 2003. If the second theatrical film is released subsequent to January 1, 2003, the agreement will be extended to a date twelve months after the release of the second theatrical film. Pursuant to the agreement, Mattel issued Warner Bros. Consumer Products a stock warrant to purchase 3.0 million shares of Mattel's common stock. This warrant became fully vested and exercisable upon signing of the licensing agreement.

                         MATTEL, INC. AND SUBSIDIARIES

   Licensing and related agreements provide for terms extending from 2000 through 2007 and contain provisions for future minimum payments as shown in the following table (in thousands):

                                                                        Minimum
                                                                        Payments
                                                                        --------
   2000................................................................ $134,000
   2001................................................................  104,000
   2002................................................................   69,000
   2003................................................................   15,000
   2004................................................................   18,000
   Thereafter..........................................................    6,000
                                                                        --------
                                                                        $346,000
                                                                        ========

   Royalty expense for the years ended December 31, 1999, 1998 and 1997 was $308.6 million, $234.2 million and $225.8 million, respectively.

   As of December 31, 1999, Mattel had outstanding commitments for 2000 purchases of inventory of approximately $92 million.

 Foreign Currency Contracts

   To limit the exposure associated with exchange rate movements, Mattel enters into foreign currency forward exchange and option contracts primarily as hedges of inventory purchases, sales and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. Gains or losses related to firm commitments, which qualify for hedge accounting, are deferred and are recognized in the results of operations as part of the underlying transaction. Contracts that do not qualify for hedge accounting are marked to market with gains and losses recognized in the results of operations. Had Mattel not entered into hedges to limit the effect of exchange rate fluctuations on results of operations and cash flows, 1999 pre-tax income would have been reduced by approximately $16 million.

   As of December 31, 1999 and 1998, Mattel held the following contracts to sell foreign currencies (in thousands):

                                                   1999              1998
                                             ----------------- -----------------
                                                        Fair              Fair
                                              Amount   Value    Amount   Value
                                             -------- -------- -------- --------
   Forwards................................. $342,370 $334,688 $392,972 $394,340
                                             ======== ======== ======== ========

   Fair value for forwards reflects the amount, based on dealer quotes, Mattel would receive at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of year-end 1999 and 1998, respectively.

   As of December 31, 1999 and 1998, Mattel held $144.7 million and $189.1 million, respectively, of foreign currency forward exchange contracts to purchase foreign currencies. The fair value of these contracts was $144.9 million and $201.8 million as of December 31, 1999 and 1998, respectively. Fair value reflects the amount, based on dealer quotes, Mattel would pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of year-end 1999 and 1998, respectively.

                         MATTEL, INC. AND SUBSIDIARIES

   The following table summarizes Mattel's foreign currency contracts by major currency as of December 31, 1999 and 1998 (in thousands of US dollars):

                                                  1999              1998
                                            ----------------- -----------------
                                              Buy      Sell     Buy      Sell
                                            -------- -------- -------- --------
   US dollar............................... $342,370 $144,703 $392,972 $189,122
   Euro....................................   92,445  253,096      --       --
   British pounds sterling.................    6,316   16,679    6,548   66,856
   Canadian dollar.........................    7,604   40,679   16,144   18,794
   Indonesian rupiah.......................   19,455      --    10,000      --
   Japanese yen............................      --    19,412      --    12,501
   Swiss franc.............................   14,893      --    18,341      --
   Australian dollar.......................      --     8,438    4,988   21,610
   Hong Kong dollar........................      --       --    55,829      --
   French franc............................      --       --    27,435    9,105
   Italian lira............................      --       --    20,014   68,358
   German mark.............................      --       --    19,119  144,660
   Spanish peseta..........................      --       --     5,625    2,899
   Dutch guilder...........................      --       --     5,079    8,086
   Mexican peso............................      --       --       --    22,000
   Belgian franc...........................      --       --       --    11,641
   Other (under $5,000)....................    3,990    4,066      --     6,462
                                            -------- -------- -------- --------
                                            $487,073 $487,073 $582,094 $582,094
                                            ======== ======== ======== ========

   In order to minimize the risk of counterparty non-performance, Mattel executes its foreign currency forward exchange and option contracts with financial institutions believed to be credit-worthy, generally those that provide Mattel with its working capital lines of credit.

   Market risk exposures exist with respect to the settlement of foreign currency transactions during the year because currency fluctuations cannot be predicted with certainty. Mattel seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings and intercompany invoicing. Mattel does not trade in financial instruments for speculative purposes.

 Litigation

 Power Wheels(R) Recall and Related Matters

   On October 22, 1998, Mattel announced that Fisher-Price, in cooperation with the Consumer Product Safety Commission, would conduct a voluntary recall involving up to 10 million battery-powered Power Wheels(R) ride-on vehicles. The recall did not result from any serious injury, and involves the replacement of electronic components that may overheat, particularly when consumers make alterations to the product. The recall involves vehicles sold nationwide since 1984 under nearly 100 model names. Additionally, Fisher-Price has been notified by the Consumer Product Safety Commission that the Commission is considering whether Fisher-Price may be subject to a fine for delayed reporting of the facts underlying the recall.

   In the third quarter of 1998, Mattel recognized a $38.0 million pre-tax charge related to the recall. During the second and fourth quarters of 1999, Mattel recognized additional pre-tax charges totaling $20.0 million related to the recall.

                         MATTEL, INC. AND SUBSIDIARIES

 Greenwald Litigation and Related Matters

   On October 13, 1995, Michelle Greenwald filed a complaint (Case No. YC 025
008) against Mattel in Superior Court of the State of California, County of Los Angeles. Ms. Greenwald is a former employee whom Mattel terminated in July 1995. Her complaint sought $50 million in general and special damages, plus punitive damages, for breach of oral, written and implied contract, wrongful termination in violation of public policy and violation of California Labor Code Section 970. Ms. Greenwald claimed that her termination resulted from complaints she made to management concerning general allegations that Mattel did not account properly for sales and certain costs associated with sales and more specific allegations that Mattel failed to account properly for certain royalty obligations to The Walt Disney Company. On December 5, 1996, Mattel's motion for summary adjudication of Ms. Greenwald's public policy claim was granted. On March 7, 1997, Mattel filed a motion for summary judgment on the remaining causes of action. On December 9, 1997, Mattel's motion for summary judgment of Ms. Greenwald's remaining claims was granted. On February 4, 1998, Ms. Greenwald appealed from the dismissal of her suit. The appeal has been fully briefed, and a hearing took place on March 3, 2000. Mattel intends to continue to defend the action vigorously, including the appeal.

 Toys R Us and Related Matters

   On October 2, 1997, the Attorney General of the State of New York filed in the United States District Court, Eastern District of New York (Case No. CV 97
5714), an action against Toys R Us, Mattel and certain other toy manufacturers alleging that the defendants had violated federal antitrust laws and entered into vertical and horizontal arrangements that had the effect of restricting sales to the warehouse clubs. The attorneys general from forty-three other states, the District of Columbia and the Commonwealth of Puerto Rico joined this action. Following the filing of the New York action, a series of private treble damage class actions under the federal antitrust laws were filed in various federal district courts. The parties later agreed to have these related actions transferred to the Eastern District of New York to be consolidated by the Judicial Panel on Multiple Litigation before Nina Gershon, United States District Judge. Private class actions were also filed in state courts in Alabama, California, and New Jersey, asserting claims under state antitrust law. These state court actions were coordinated with the federal court actions.

   Subsequent mediation efforts resulted in a Settlement Agreement and Release as to Mattel, Inc., Fisher-Price, and Tyco, effective April 6, 1999. Pursuant to the terms of the Settlement Agreement and Release, Mattel agreed to make a cash payment and a toy contribution, both of which were made in the fourth quarter of 1999. As a result of a dispute between the parties as to the selection of the toys to be contributed, Mattel negotiated a Supplemental Toy Contribution Agreement and made a supplemental toy contribution in December 1999. Final Judgment and Order of Dismissal was entered by Judge Gershon on February 17, 2000 that effectively dismissed with prejudice the claims asserted by the state and private federal and state court plaintiffs, including the claims of any person represented in either a parens patriae or private class capacity.

 Litigation Related to Business Combination

   On December 16, 21, and 23, 1998, several stockholders of the legal entity The Learning Company, Inc. that merged into Mattel ("Old Learning Company") filed six separate purported class action complaints in the Court of Chancery of the State of Delaware in and for New Castle County against Old Learning Company and Old Learning Company's board of directors for alleged breaches of fiduciary duties in connection with the May 1999 merger. The six complaints were consolidated. The consolidated complaint named Mattel as an additional defendant, claiming that Mattel aided and abetted the alleged breaches of fiduciary duty. On March 9, 2000, the plaintiffs filed a notice and order of dismissal dismissing the action without prejudice. Upon approval by the court, the consolidated action will be formally dismissed.

                         MATTEL, INC. AND SUBSIDIARIES

 Litigation Related to Learning Company Earnings Shortfall

   Following Mattel's announcement on October 4, 1999 that it expected an earnings shortfall at its Learning Company division in the third quarter of 1999, several of Mattel's shareholders filed purported class action complaints in the United States District Court for the Central District of California, the United States District Court for the Southern District of New York and the United States District Court for Massachusetts naming Mattel and certain of its officers and directors as defendants. The complaints generally allege, among other things, that the defendants made false or misleading statements that artificially inflated the price of Mattel's common stock by overstating the revenues and net income of Mattel, including its Learning Company division, and by falsely representing that the May 1999 Learning Company acquisition would be immediately accretive to Mattel's 1999 and 2000 financial results.

   Two of the purported class action complaints are brought on behalf of the former stockholders of Broderbund who acquired shares of Old Learning Company in exchange for their Broderbund common stock in connection with the Old Learning Company-Broderbund merger on August 31, 1998. Mattel has been named as a defendant as the successor-in-interest to Old Learning Company. The complaints generally allege that that the Old Learning Company-Broderbund Registration Statement on Form S-4 filed on or about July 14, 1998 in connection with the merger was materially false.

   On November 23, 1999, Mattel (along with other defendants named in the federal securities lawsuits) filed a motion and brief before the Judicial Panel on Multidistrict Litigation seeking to transfer all of the federal actions to the United States District Court for the Central District of California for Coordinated or Consolidated Pretrial Proceedings. On March 3, 2000, the Judicial Panel on Multidistrict Litigation granted Mattel's motion.

   In addition, a Mattel stockholder filed a derivative complaint on behalf and for the benefit of Mattel in the Superior Court of the State of California, County of Los Angeles. The complaint alleges that Mattel's directors breached their fiduciary duties, wasted corporate assets and grossly mismanaged Mattel in connection with Mattel's acquisition of Learning Company and seeks both monetary and injunctive relief. On February 10, 2000, the court sustained defendants' demurrer and dismissed the complaint with leave to amend.

   Mattel believes the lawsuits are without merit and intends to defend them vigorously.

 Environmental

 --Fisher-Price

   Fisher-Price has executed a consent order with the State of New York involving a remedial action/feasibility study for one of its manufacturing plants. Currently, Fisher-Price is negotiating an additional consent order which will outline the specific clean up strategy for the site. Mattel anticipates that the New York State Department of Environmental Quality will issue their Record of Decision in March 2000. The ultimate liability associated with this cleanup presently is estimated to be less than $1,425,000, approximately $1,030,500 of which has been incurred through December 31, 1999.

                         MATTEL, INC. AND SUBSIDIARIES

 --Beaverton, Oregon

   Mattel operates a manufacturing facility on a leased property in Beaverton, Oregon that was acquired as part of the Tyco merger. In March 1998, samples of groundwater used by the facility for process water and drinking water disclosed elevated levels of certain chemicals, including trichloroethylene. Mattel immediately closed the water supply and self-reported the sample results to the Oregon Department of Environmental Quality and the Oregon Health Division. Mattel also implemented a community outreach program to employees, former employees and surrounding landowners.

   In November 1998, Mattel and another potentially responsible party entered into a consent order with the Oregon Department of Environmental Quality to conduct a remedial investigation/feasibility study at the property, to propose an interim remedial action measure and to continue the community outreach program. In the second quarter of 1999, Mattel recorded a $14.0 million pre-tax charge for environmental remediation costs related to this property, based on the completion and approval of the remediation plan and feasibility study.

 General

   Mattel is also involved in various other litigation and legal matters, including claims related to intellectual property, product liability and labor, which Mattel is addressing or defending in the ordinary course of business. Management believes that any liability which may potentially result upon resolution of such matters will not have a material adverse effect on Mattel's business, financial condition or results of operations.

Note 7--Acquisitions and Nonrecurring Items

 Business Combination with Learning Company

   In May 1999, Mattel completed its merger with Learning Company, after which Learning Company was merged with and into Mattel, with Mattel being the surviving corporation. Each share of Learning Company Series A Preferred Stock was converted into 20 shares of Learning Company common stock immediately prior to the consummation of the merger. Pursuant to the merger agreement, each outstanding share of Learning Company common stock was then converted into 1.2 shares of Mattel common stock upon consummation of the merger. As a result, approximately 126 million Mattel common shares were issued in exchange for all shares of Learning Company common stock outstanding as of the merger date. The outstanding share of Learning Company special voting stock was converted into one share of Mattel Special Voting Preferred Stock. Each outstanding exchangeable share of Learning Company's Canadian subsidiary, Softkey Software Products Inc., remains outstanding, but upon consummation of the merger became exchangeable for 1.2 shares of Mattel common stock.

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

                         MATTEL, INC. AND SUBSIDIARIES

   Selected financial information for the combining entities included in the consolidated statements of operations for the three years ended December 31, 1999 is shown below. Although the merger was effective on May 13, 1999, interim financial information for the combining companies was not available as of that date; therefore, information for and as of March 31, 1999 has been presented.

                                                March     Dec. 31,    Dec. 31,
                                               31, 1999     1998        1997
                                               --------  ----------  ----------
                                                       (In thousands)
Net sales
  Mattel...................................... $692,116  $4,781,892  $4,834,616
  Learning Company............................  186,843     839,315     620,931
                                               --------  ----------  ----------
    Combined.................................. $878,959  $5,621,207  $5,455,547
                                               ========  ==========  ==========
Net income (loss)
  Mattel...................................... $(17,856) $  332,264  $  285,184
  Learning Company(a)(b)......................   22,905    (126,211)   (467,905)
                                               --------  ----------  ----------
    Combined.................................. $  5,049  $  206,053  $ (182,721)
                                               ========  ==========  ==========

--------
(a) The (benefit) provision for income taxes has been adjusted by $(0.6) million, $20.9 million and $(27.0) million in 1999, 1998 and 1997, respectively, to reflect the reduction of valuation allowances established in Learning Company's historical financial statements resulting in the recognition of estimated benefits of net operating losses incurred by Learning Company.
(b) Net loss in 1997 has been decreased by $9.0 million to reflect the reduction in the purchase price paid by Learning Company when it acquired the Former Learning Company and the corresponding decrease in goodwill amortization.

 Other Business Combinations

   In August 1998, Learning Company completed its merger with Broderbund, a publisher and developer of consumer software for the home and school market. The stock-for-stock transaction was approved by the stockholders of Broderbund, after which Broderbund became a wholly-owned subsidiary of Learning Company. Under the merger agreement, each outstanding share of Broderbund common stock was converted into 0.80 shares of Learning Company common stock and resulted in the issuance of approximately 17 million shares of Learning Company common stock.

   This transaction was accounted for as a pooling of interests, and accordingly, financial information for periods prior to the merger reflect the retroactive restatement of the companies' combined financial position and operating results. The consolidated statement of stockholders' equity for the year ended December 31, 1998 has been adjusted to include Broderbund's unrealized gain on securities of $0.5 million (included in comprehensive income) and net income of $0.2 million for the month ended December 31, 1997. Broderbund's net sales and operating expenses for the month ended December 31, 1997 were $28.7 million and $28.0 million, respectively. The consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1997 have been combined with those of Broderbund for the twelve-month period ended November 30, 1997. The consolidated statement of stockholders' equity for the year ended December 31, 1997 has been adjusted to include Broderbund's net income of $8.9 million for the period from September 1, 1996 through November 30, 1996.

                         MATTEL, INC. AND SUBSIDIARIES

   In March 1997, Mattel completed its merger with Tyco, accounted for as a pooling of interests. Under the merger agreement, each outstanding share of Tyco common stock was converted into 0.48876 Mattel common shares and resulted in the issuance of approximately 17 million Mattel common shares. Tyco restricted stock units and stock options outstanding as of the merger date were exchanged for approximately 0.6 million Mattel common shares. In addition, each share of Tyco Series B and Series C Preferred Stock was converted into like Mattel preferred stock. Financial information for periods prior to the merger reflect the retroactive restatement of the companies' combined financial position and operating results.

   Learning Company also merged with Palladium Interactive, Inc. and P.F. Magic, Inc. in 1998 and TEC Direct, Inc., Microsystems Software, Inc., Skills Bank Corporation and Learning Services Inc. in 1997, each of which were accounted for as poolings of interests. The consolidated financial statements have not been retroactively restated for the results of operations and financial position of these companies as the effect of each acquisition individually and in the aggregate on Learning Company's balance sheet and results of operations was less than three percent. The consolidated statements of stockholders' equity for the years ended December 31, 1998 and 1997 have been adjusted to include the historical results of operations of the acquired companies of $34.6 million and $6.2 million, respectively. A total of 1.6 million and 3.8 million common shares were issued in the years ended December 31, 1998 and 1997, respectively, as a result of these mergers.

 Acquisitions

   Mattel acquired the following companies during the years ended December 31, 1998 and 1997. Each of these acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired companies have been included in Mattel's consolidated financial statements from their respective dates of acquisition. Intercompany accounts and transactions between the acquired companies and Mattel, as applicable, have been eliminated.

                                                    (Assets)/
                                        Method of  Liabilities             Incomplete
                          Month  Price   Payment     Assumed   Intangibles Technology
                         ------- ------ ---------- ----------- ----------- ----------
                                                (In millions)
1998
Pleasant Company........    July $715.0       Cash   $(25.0)     $690.0      $ --
Bluebird Toys PLC.......    June   80.0       Cash    (20.0)       60.0        --
Sofsource, Inc..........    June   45.0      Stock      6.7        36.8       14.9
Mindscape, Inc..........   March  152.6 Cash/stock      6.4       119.0       40.0
1997
Creative Wonders,
 L.L.C.................. October $ 37.8       Cash   $  7.3      $ 44.0      $ 1.1
Parsons Technology......  August   31.0       Cash    (11.7)        9.3       10.0

   The acquisition price includes investment advisor and other directly-related expenses, as applicable. The portion of the purchase price allocated to incomplete technology was charged to expense in the year of acquisition.

   Mattel also made other minor acquisitions during the last three years, which were accounted for using the purchase method. These acquisitions resulted in the issuance of 0.4 million shares of common stock in the year ended December 31, 1997.

                         MATTEL, INC. AND SUBSIDIARIES

 Pro Forma Effect of 1998 Acquisitions

   The unaudited pro forma results of operations for 1998 acquisitions accounted for using the purchase method of accounting are as follows:

                                                          Acquired   Pro Forma
                                                Mattel    Companies   Combined
                                              ----------  ---------  ----------
                                              (In thousands, except per share
                                                           data)
1998
Net sales.................................... $5,621,207  $ 103,862  $5,725,069
Income before extraordinary item.............    206,053   (102,175)    103,878
Net income...................................    206,053   (102,175)    103,878
Basic income per share.......................       0.51                   0.24
Diluted income per share.....................       0.47                   0.22
1997
Net sales.................................... $5,455,547  $ 550,659  $6,006,206
Loss before extraordinary item...............   (178,111)   (61,827)   (239,938)
Net loss.....................................   (182,721)   (61,827)   (244,548)
Basic loss per share
  Loss before extraordinary item.............      (0.51)                 (0.65)
  Net loss...................................      (0.52)                 (0.66)
Diluted loss per share
  Loss before extraordinary item.............      (0.51)                 (0.65)
  Net loss...................................      (0.52)                 (0.66)

   The amounts shown for acquired companies assumes that Mattel's 1998 acquisitions occurred on January 1, 1997. These unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future. Pro forma adjustments have been made to reflect the amortization of intangible assets and goodwill capitalized as a result of the acquisitions, incremental interest expense that would have been incurred as a result of financing the acquisition of Pleasant Company as of January 1, 1997, and elimination of intercompany sales and margins related to the acquisition of Bluebird.

 Restructuring and Other Charges

   In 1999, Mattel incurred restructuring and other nonrecurring charges totaling $346.0 million, approximately $265 million after-tax or $0.64 per diluted share.

   During the first quarter of 1999, Mattel incurred a nonrecurring pre-tax charge of $3.9 million, largely related to the restructuring and integration of acquisitions made by its Learning Company division in the fourth quarter of 1998.

   During the second quarter of 1999, Mattel completed its merger with Learning Company and finalized a previously announced plan of restructuring and integration. These actions, along with other one-time events, resulted in a nonrecurring pre-tax charge against operations of $345.0 million. In the fourth quarter of 1999, Mattel incurred an additional $23.5 million charge relating to its restructuring and integration plan and other one-time charges which had previously not met the requirement for accrual. In addition, Mattel reversed $26.4 million of the second quarter charge based on lower than anticipated costs and revisions to previous estimates. The impact of these new developments combined with the initial second quarter charge resulted in a

                         MATTEL, INC. AND SUBSIDIARIES
full year nonrecurring charge of $342.1 million. Of the total pre-tax charges, approximately $278 million represents cash expenditures.

   The restructuring and integration plan, expected to be substantially complete by June 2000, provides for the consolidation and realignment of Mattel's operations. The plan was aimed at leveraging global resources in areas of manufacturing, marketing and distribution, eliminating duplicative functions worldwide and achieving improved operating efficiencies. The following are the major restructuring and integration initiatives:

  . Consolidation of the Infant and Preschool businesses;

  . Consolidation of the domestic and international back-office functions;

  . Consolidation of direct marketing operations;

  . Realignment of the North American sales force;

  . Termination of various international distributor contracts; and

  . Closure of three higher cost manufacturing facilities.

   Components of the restructuring and other nonrecurring charges, including related adjustments, are as follows:

                                        Adjustments                     Balance
                                     -----------------  Total  Amounts  Dec. 31,
                                Plan (Credits) Charges Charges Incurred   1999
                                ---- --------- ------- ------- -------- --------
                                                 (In millions)
Severance and other
 compensation.................. $108   $(13)     $18    $113    $ (30)    $ 83
Distributor, license and other
 contract terminations.........   57     (2)      --      55      (45)      10
Writedown of assets............   42     (2)      --      40      (40)     --
Lease termination costs........   22     (4)      --      18      --        18
                                ----   ----      ---    ----    -----     ----
  Total restructuring costs and
   asset writedowns............  229    (21)      18     226     (115)     111
Merger-related transaction and
 other costs...................   86     (5)      --      81      (76)       5
Other nonrecurring charges.....   30     --        5      35      (16)      19
                                ----   ----      ---    ----    -----     ----
  Total restructuring, asset
   writedowns and other
   charges..................... $345   $(26)     $23    $342    $(207)    $135
                                ====   ====      ===    ====    =====     ====

   In the fourth quarter of 1999, Mattel adjusted its restructuring and integration plan and other nonrecurring charges, resulting in a net reduction of approximately $3 million. The credits to the restructuring plan of approximately $26 million were mainly due to Mattel's recent decision not to close certain of its marketing offices and one of its manufacturing facilities. The remaining credits include other changes in estimates and lower than anticipated costs compared to the previous estimates for completed components of the plan. Approximately 900 employees will not be terminated as a result these changes.

   The fourth quarter restructuring charge of approximately $18 million relates to the termination of an additional 150 Learning Company employees at its domestic offices. This action was taken to further consolidate the operations of Learning Company's domestic offices. The fourth quarter other nonrecurring charge relates to a $4.0 million increase to the reserve for the October 1998 recall of Mattel's Power Wheels(R) vehicles and a $1.1 million additional charge related to the Toys R Us-related antitrust litigation settlement.

                         MATTEL, INC. AND SUBSIDIARIES

   A description of the components of the restructuring charges is as follows:

   Severance and other compensation costs relate to the termination of approximately 3,300 employees around the world. Approximately 2,300 of these employees are hourly workers located in certain of Mattel's manufacturing facilities, of which approximately 2,200 were employed in the manufacturing facility in Kuala Lumpur, which ceased operations in September 1999. The remainder of the work force reductions consists of downsizing sales and marketing groups in the US, Europe and Asia-Pacific regions as well as the elimination of duplicate administrative personnel following the consolidation of back-office functions, the majority of which are in Europe. As of December 31, 1999, approximately $30 million had been paid to nearly 2,700 terminated employees. Cash severance payments will extend beyond the completion of the workforce reductions due to the severance payment options available to affected employees.

   Mattel terminated its sponsorship agreements related to certain attractions for a total cost of $37.5 million, inclusive of the writeoff of related capitalized costs. The cash portion of this charge was paid as of July 1999. Mattel also recognized a $17.5 million charge, mainly related to settlements for termination of certain foreign distributor agreements in conjunction with the realignment of its sales and distribution network.

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

   Merger-related transaction costs consist of investment banking fees, legal, accounting and printing costs, registration fees and other costs recognized in connection with the merger. Also included in this amount is the contractual change of control payments arising from the merger. The majority of all merger-related transaction costs were paid during the second quarter of 1999.

   In 1998 Learning Company incurred restructuring charges related to the integration of the business operations of Broderbund and Mindscape, Inc. as a result of their respective acquisitions.

   In 1997 Mattel incurred restructuring and integration charges related to the integration of the business operations of Tyco as a result of its acquisition and further restructuring of the business operations of Mattel. In 1997 Learning Company also incurred charges related to the integration of the business operations of Creative Wonders, L.L.C., Learning Services, Inc., Skills Bank Corporation, Microsystems Software, Inc. and TEC Direct, Inc. as a result of their respective acquisitions.

                         MATTEL, INC. AND SUBSIDIARIES

 Other Nonrecurring Charges

   In the third quarter of 1998, Mattel recognized a $38.0 million pre-tax charge related to a voluntary recall of certain Power Wheels(R) ride-on vehicles. During the second and fourth quarters of 1999, Mattel recognized an additional pre-tax charge totaling $20.0 million related to the recall.

   In the second quarter of 1999, Mattel recorded a $14.0 million pre-tax charge for environmental remediation costs related to a manufacturing facility on a leased property in Beaverton, Oregon, based on the completion and approval of the remediation plan and feasibility study.

   In the fourth quarter of 1998, Mattel recognized a $6.0 million pre-tax charge related to the settlement of the Toys R Us-related antitrust litigation. In the fourth quarter of 1999, Mattel recognized an additional $1.1 million in connection with this matter. Mattel made all required cash and toy contributions during the fourth quarter of 1999.

 Charge for Incomplete Technology

   The charge for incomplete technology for the years ended December 31, 1998 and 1997 relates to products being developed by acquired companies at the time of their acquisitions. In each case, Learning Company believed such products had not yet reached technological feasibility, had no future alternative use as of the date of acquisition, and required additional development to complete the software technology and products. In order to develop the acquired incomplete technology into commercially viable products, Learning Company was required to complete the development of proprietary code, development of the artistic and graphic works, and design of the remaining storyboards. During the two year period ended December 31, 1999, Learning Company spent a total of approximately $25 million to complete the development of acquired incomplete technology related to 1998 acquisitions. In order to complete the development of acquired incomplete technology, Learning Company spent approximately $0.5 million in 1998 related to 1997 acquisitions.

Note 8--Segment Information

   In the 1998 fourth quarter, Mattel adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Mattel's reportable segments. This statement requires disclosure of certain information by reportable segment, geographic area and major customer.

   The tables below present information about segment revenues, operating profit and assets. Mattel's reportable segments are separately managed business units and include toy marketing, toy manufacturing, and consumer software sales and development. The Toy Marketing segment is divided on a geographic basis between domestic and international. The domestic Toy Marketing segment is further divided into USA Toys, US Fisher-Price/Tyco Preschool and Other. USA Toys principally sells products in the Girls, Entertainment and Wheels categories. US Fisher-Price/Tyco Preschool principally sells products in the Infant and Preschool categories. The Other segment principally sells specialty products in the Girls category. The International Toy Marketing segment sells products in all toy categories. The Consumer Software segment consists of educational, productivity and entertainment software products developed and sold by Learning Company on a worldwide basis. The Operations segment manufactures toy products, which are sold to the Toy Marketing segments based on intercompany transfer prices. Such prices are based on manufacturing costs plus a profit

                         MATTEL, INC. AND SUBSIDIARIES
margin. Segment revenues do not include sales adjustments such as trade discounts and other allowances. However, such adjustments are included in the determination of segment profit from operations. Segment profit from operations represents income before restructuring and other charges, interest expense, and provision for income taxes. The consolidated total profit from operations presented in the following tables represents income before income taxes and extraordinary item as reported in the consolidated statements of operations. The segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

                                                    For the Year
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
                                                   (In thousands)
   Revenues
   Toy Marketing
     USA Toys........................... $ 2,199,329  $ 2,207,018  $ 2,330,658
     US Fisher-Price/Tyco Preschool.....     941,208      902,018    1,030,906
     Other .............................     316,902      256,089       58,330
     International......................   1,596,449    1,712,509    1,733,605
   Learning Company.....................     770,488      839,315      620,931
   Operations...........................   1,426,167    1,488,502    1,554,047
                                         -----------  -----------  -----------
       Segment total....................   7,250,543    7,405,451    7,328,477
   Elimination of intersegment sales....  (1,426,167)  (1,486,320)  (1,552,029)
   Sales adjustments....................    (309,426)    (297,924)    (320,901)
                                         -----------  -----------  -----------
       Net sales........................ $ 5,514,950  $ 5,621,207  $ 5,455,547
                                         ===========  ===========  ===========

                                                        For the Year
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
                                                       (In thousands)
   Operating Profit (Loss)
   Toy Marketing
     USA Toys.................................. $ 322,755  $ 348,142  $ 478,579
     US Fisher-Price/Tyco Preschool............   105,519     97,813     87,742
     Other ....................................     5,433     20,235      7,300
     International.............................   112,222    156,207    218,659
   Learning Company............................  (205,472)   114,344   (312,478)
   Operations..................................   223,952    151,905    144,058
                                                ---------  ---------  ---------
       Segment total...........................   564,409    888,646    623,860
   Restructuring and other charges.............  (345,996)  (157,314)  (343,606)
   Charge for incomplete technology............       --     (56,826)   (20,300)
   Interest expense............................  (151,609)  (128,468)  (112,612)
   Corporate and other.........................  (177,547)  (154,406)  (146,126)
                                                ---------  ---------  ---------
       Income (loss) before income taxes....... $(110,743) $ 391,632  $   1,216
                                                =========  =========  =========

                         MATTEL, INC. AND SUBSIDIARIES

                                                    As of Year End
                                           ----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  ----------
                                                    (In thousands)
   Assets
   Toy Marketing
     USA Toys............................. $  570,892  $  571,976  $  588,154
     US Fisher-Price/Tyco Preschool.......    230,237     279,773     337,680
     Other ...............................     96,538      71,575         --
     International........................    566,203     602,063     538,099
   Learning Company.......................    302,818     226,913     201,309
   Operations.............................     60,796      88,613      73,048
                                           ----------  ----------  ----------
       Segment total......................  1,827,484   1,840,913   1,738,290
   Corporate and other....................    (13,183)    (46,592)    (16,721)
                                           ----------  ----------  ----------
       Accounts receivable and
        inventories, net.................. $1,814,301  $1,794,321  $1,721,569
                                           ==========  ==========  ==========

                                                              For the Year
                                                       --------------------------
                                                         1999     1998     1997
                                                       -------- -------- --------
                                                             (In thousands)
   Depreciation/Amortization*
   Toy Marketing
     USA Toys......................................... $ 75,745 $ 61,510 $ 51,358
     US Fisher-Price/Tyco Preschool...................   38,673   41,376   43,926
     Other ...........................................   27,912   14,071      --
     International....................................   52,366   49,234   45,024
   Learning Company...................................   51,820   97,779  464,086
   Operations.........................................   28,859   25,629   32,145
                                                       -------- -------- --------
       Segment total..................................  275,375  289,599  636,539
   Corporate and other................................   23,224   23,085   17,458
                                                       -------- -------- --------
       Depreciation and amortization.................. $298,599 $312,684 $653,997
                                                       ======== ======== ========

--------
* Included in depreciation and amortization are charges for tooling. Such charges are allocated among segments based on a percentage of relative sales.

                         MATTEL, INC. AND SUBSIDIARIES

   The Toy Marketing segments sell a broad variety of children's toy products, which are grouped into four major categories: Girls, Infant and Preschool, Entertainment and Wheels. Learning Company is a leading publisher of consumer software for the personal computer. The table below presents revenues from external customers by category:

                                                       For the Year
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
                                                      (In thousands)
   Girls.................................... $2,082,841  $2,136,354  $2,217,400
   Infant and Preschool.....................  1,635,286   1,684,196   1,739,900
   Wheels...................................    759,813     714,506     590,700
   Entertainment............................    531,540     479,891     421,700
   Other....................................     44,408      64,869     185,817
                                             ----------  ----------  ----------
                                              5,053,888   5,079,816   5,155,517
   Sales adjustments........................   (309,426)   (297,924)   (320,901)
                                             ----------  ----------  ----------
     Toy category...........................  4,744,462   4,781,892   4,834,616
   Learning Company.........................    770,488     839,315     620,931
                                             ----------  ----------  ----------
   Consolidated total....................... $5,514,950  $5,621,207  $5,455,547
                                             ==========  ==========  ==========

   The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include net property, plant and equipment, and goodwill.

                                                          For the Year
                                                --------------------------------
                                                   1999       1998       1997
                                                ---------- ---------- ----------
                                                         (In thousands)
   Net Sales
   United States............................... $3,983,217 $3,998,823 $3,770,540
   International...............................  1,531,733  1,622,384  1,685,007
                                                ---------- ---------- ----------
   Consolidated total.......................... $5,514,950 $5,621,207 $5,455,547
                                                ========== ========== ==========

                                                         As of Year End
                                                --------------------------------
                                                   1999       1998       1997
                                                ---------- ---------- ----------
                                                         (In thousands)
   Long-Lived Assets
   United States............................... $1,477,202 $1,580,625 $  770,147
   International...............................    675,202    635,238    518,198
                                                ---------- ---------- ----------
                                                 2,152,404  2,215,863  1,288,345
   Corporate and other.........................    257,786    245,985    229,625
                                                ---------- ---------- ----------
   Consolidated total.......................... $2,410,190 $2,461,848 $1,517,970
                                                ========== ========== ==========

                         MATTEL, INC. AND SUBSIDIARIES

   Credit is granted to customers on an unsecured basis, and generally provides for extended payment terms, which result in a substantial portion of trade receivables being collected during the latter half of the year. Mattel's two largest customers accounted for the following percentage of consolidated net sales and net accounts receivable:

                                                                  1999  1998  1997
                                                                  ----  ----  ----
   Worldwide sales for the year ended............................  33%   28%   30%
   Accounts receivable as of December 31.........................  27%   26%   36%

                         MATTEL, INC. AND SUBSIDIARIES

Note 9--Quarterly Financial Information (Unaudited)

                                    First      Second      Third       Fourth
                                   Quarter    Quarter     Quarter     Quarter
                                   --------  ----------  ----------  ----------
                                   (In thousands, except per share amounts)
Year Ended December 31, 1999(a)
Net sales........................  $878,959  $1,040,154  $1,825,247  $1,770,590
Gross profit.....................   438,497     512,501     867,286     782,756
Advertising and promotion ex-
 penses..........................   116,759     136,475     296,436     396,285
Other selling and administrative
 expenses........................   259,494     245,134     331,934     354,353
Amortization of intangibles......    23,009      19,419      22,765      26,654
Restructuring and other
 charges(b)......................     3,889     345,000         --       (2,893)
Other income, net................    (4,038)     (3,961)       (846)     (5,694)
Income (loss) before income tax-
 es..............................    10,254    (261,880)    175,978     (35,095)
Net income (loss)................     5,049    (204,334)    135,333     (18,421)
Preferred stock dividend require-
 ments...........................    (1,990)     (1,990)        --          --
Net income (loss) applicable to
 common shares...................     3,059    (206,324)    135,333     (18,421)
Basic income (loss) per common
 share:
  Net income (loss)..............  $   0.01  $    (0.50) $     0.32  $    (0.04)
  Weighted average number of com-
   mon shares....................   396,480     409,040     425,148     425,680
Diluted income (loss) per common
 share:
  Net income (loss)..............  $   0.01  $    (0.50) $     0.32  $    (0.04)
  Weighted average number of
   common and common equivalent
   shares........................   422,264     409,040     429,455     425,680
Dividends declared per common
 share...........................  $   0.08  $     0.09  $     0.09  $     0.09
Common stock market price:
  High...........................  $  27.81  $    29.00  $    26.69  $    16.88
  Low............................     21.50       22.88       19.00       11.81
Year Ended December 31, 1998(a)
Net sales........................  $884,500  $1,033,509  $1,884,843  $1,818,355
Gross profit.....................   439,888     509,240     996,090     968,085
Advertising and promotion ex-
 penses..........................   119,175     135,030     281,726     381,734
Other selling and administrative
 expenses........................   242,092     263,402     278,059     361,248
Amortization of intangibles......    49,600      33,091      20,674      26,324
Charge for incomplete
 technology(c)...................    40,000      16,826         --          --
Restructuring and other
 charges(d)......................    15,230      20,887      97,088      24,109
Other (income) expense, net(e)...    (2,147)     (7,922)      8,870     (11,893)
Income (loss) before income tax-
 es..............................   (47,156)     29,757     267,327     141,704
Net income (loss)................   (55,957)      4,578     168,734      88,698
Preferred stock dividend require-
 ments...........................    (1,990)     (1,990)     (1,990)     (1,990)
Net income (loss) applicable to
 common shares...................   (57,947)      2,588     166,744      86,708
Basic income (loss) per common
 share:
  Net income (loss)..............  $  (0.15) $     0.01  $     0.42  $     0.22
  Weighted average number of com-
   mon shares....................   376,364     384,596     399,218     397,237
Diluted income (loss) per common
 share:
  Net income (loss)..............  $  (0.15) $     0.01  $     0.39  $     0.20
  Weighted average number of
   common and common equivalent
   shares........................   376,364     423,407     435,123     424,296
Dividends declared per common
 share...........................  $   0.07  $     0.08  $     0.08  $     0.08
Common stock market price:
  High...........................  $  45.63  $    43.63  $    42.31  $    39.63
  Low............................     35.63       36.00       28.00       21.69

--------
(a) Financial information for first quarter 1999 and full year 1998 has been restated retroactively for the effects of the May 1999 merger with Learning Company, accounted for as a pooling of interests.

                         MATTEL, INC. AND SUBSIDIARIES

(b) Represents integration and restructuring charges in the second quarter of 1999 related to the Learning Company merger, and other nonrecurring charges. The nonrecurring credit for the fourth quarter of 1999 represents net adjustments made to the restructuring and nonrecurring charges recorded in the second quarter of 1999.
(c) Primarily represents the writeoff of products being developed by Mindscape, Inc. and Sofsource, Inc. that had not reached technological feasibility as of the dates of their acquisitions in the first and second quarters of 1998, respectively. These products had no alternative future use and additional development costs would have been required to complete the software technology.
(d) Includes restructuring charges in the third quarter related to the merger with Broderbund, a nonrecurring charge in the third quarter related to a voluntary recall of certain Power Wheels(R) ride-on vehicles, and a one-time charge in the fourth quarter in connection with the Toys R Us-related antitrust litigation settlement, which reduced diluted earnings per share by $0.06 and $0.01, respectively.
(e) Includes unrealized foreign currency exchange losses in the third quarter that were partially recovered in the fourth quarter.

Note 10--Supplemental Financial Information

                                                            As of Year End
                                                         ---------------------
                                                            1999       1998
                                                         ---------- ----------
                                                            (In thousands)
Inventories include the following:
  Raw materials and work in process..................... $   48,569 $   48,473
  Finished goods........................................    495,727    595,797
                                                         ---------- ----------
                                                         $  544,296 $  644,270
                                                         ========== ==========
Prepaid expenses and other current assets include the
 following:
  Deferred income taxes................................. $   91,545 $  215,370
  Other.................................................    239,157    156,402
                                                         ---------- ----------
                                                         $  330,702 $  371,772
                                                         ========== ==========
Intangibles, net include the following:
  Goodwill.............................................. $1,274,643 $1,335,183
  Other.................................................    118,672    149,451
                                                         ---------- ----------
                                                         $1,393,315 $1,484,634
                                                         ========== ==========
Other assets include the following:
  Deferred income taxes................................. $  296,805 $   55,342
  Other.................................................    267,381    208,982
                                                         ---------- ----------
                                                         $  564,186 $  264,324
                                                         ========== ==========
Short-term borrowings include the following:
  Notes payable......................................... $  121,805 $  121,006
  Commercial paper......................................    247,744     78,000
                                                         ---------- ----------
                                                         $  369,549 $  199,006
                                                         ========== ==========
Accrued liabilities include the following:
  Advertising and promotion............................. $  186,558 $  164,543
  Restructuring and other charges.......................    170,845     85,623
  Royalties.............................................    109,399    112,839
  Other.................................................    359,072    385,832
                                                         ---------- ----------
                                                         $  825,874 $  748,837
                                                         ========== ==========

                         MATTEL, INC. AND SUBSIDIARIES

                                                            For the Year
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (In thousands)
Selling and administrative expenses include the
 following:
  Research and development.......................... $207,664 $274,820 $246,337
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest........................................ $147,530 $124,087 $124,234
    Income taxes....................................   79,099  102,163  113,496
  Noncash investing and financing activities:
    Common stock issued for acquisitions:
      Settlement of earn-out agreements............. $  5,547 $  5,572 $  2,023
      Sofsource, Inc. ..............................      --    45,000      --
      Mindscape, Inc. ..............................      --    30,000      --
      Other.........................................      --       --     7,321
    Conversion of 5 -1/2% Notes.....................      --    96,695  202,033
    Conversion of 7% Notes..........................      --       --    16,034
    Increase in paid-in capital due to value of in-
     the-money employee stock options acquired in
     connection with acquisitions...................      --       --     2,969

Note 11--New Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Mattel is required to adopt this statement for its fiscal year beginning January 1, 2001. Management believes the adoption of this statement will not have a material impact on Mattel's consolidated financial position or results of operations.

                                                                     SCHEDULE II

                         MATTEL, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                                 (In thousands)

                                    Balance
                                      at     Additions                Balance
                                   Beginning Charged to     Net        at End
                                    of Year  Operations  Deductions   of Year
                                   --------- ---------- ------------  --------
Allowance for Doubtful Accounts
  Year Ended December 31, 1999.... $125,077   $386,497  $(282,339)(a) $229,235
  Year Ended December 31, 1998....   78,380    161,804   (115,107)(a)  125,077
  Year Ended December 31, 1997....   63,811    104,695    (90,126)(a)   78,380
Allowance for Inventory
 Obsolescence
  Year Ended December 31, 1999.... $ 70,169   $ 58,298  $ (82,139)(b) $ 46,328
  Year Ended December 31, 1998....   46,610     69,842    (46,283)(b)   70,169
  Year Ended December 31, 1997....   46,753     56,180    (56,323)(b)   46,610

--------
(a) Includes write-offs, recoveries of previous write-offs, and currency translation adjustments. Increase in additions charged to operations from 1998 to 1999 is due to bad debt expense recorded by Learning Company related to certain of its distributors. Increase in net deductions from 1998 to 1999 is due to transfers to legal reserve for insolvent customers. Increase in net deductions from 1997 to 1998 is due to beginning balances from acquired companies and transfers to legal reserve for insolvent customers.

(b) Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw materials, write-downs and currency translation adjustments, partially offset by beginning balances from acquired companies.