Form 10-Q
period 2000-03-31
MATTEL INC /DE/
filed 2000-05-03
CIK 63276

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-Q


            [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2000

                                       OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number   001-05647
                                                ---------

                                  MATTEL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              95-1567322
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
  incorporation or organization)                             Identification No.)


333 Continental Boulevard, El Segundo, California                     90245-5012
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


(Registrant's telephone number, including area code)              (310) 252-2000
                                                    ----------------------------


(Former name, former address and former fiscal year,
               if changed since last report)                                None
                                            ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [X]    No  [_]


Number of shares outstanding of registrant's common stock, $1.00 par value, (including 3,076,014 common shares issuable upon exchange of outstanding exchangeable shares of Softkey software Products Inc.) as of April 28, 2000:

                              425,678,667 shares

                        PART I - FINANCIAL INFORMATION


                         Mattel, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                                       March 31,           March 31,           Dec. 31,
(In thousands)                                                           2000                1999                1999
-----------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
  Cash and short-term investments                                    $  214,937          $   50,215          $  247,354
  Accounts receivable, net                                              897,196             855,855           1,001,972
  Inventories                                                           522,299             562,003             436,316
  Prepaid expenses and other current assets                             196,762             290,248             166,217
-----------------------------------------------------------------------------------------------------------------------

    Total current assets                                              1,831,194           1,758,321           1,851,859
-----------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
  Land                                                                   34,696              34,763              34,882
  Buildings                                                             264,770             268,909             270,185
  Machinery and equipment                                               549,693             521,478             552,625
  Capitalized leases                                                     23,271              21,406              23,271
  Leasehold improvements                                                 73,743              86,679              74,812
-----------------------------------------------------------------------------------------------------------------------

                                                                        946,173             933,235             955,775

  Less:  accumulated depreciation                                       437,480             387,039             422,142
-----------------------------------------------------------------------------------------------------------------------

                                                                        508,693             546,196             533,633

  Tools, dies and molds, net                                            184,982             187,339             191,158
-----------------------------------------------------------------------------------------------------------------------

  Property, plant and equipment, net                                    693,675             733,535             724,791
-----------------------------------------------------------------------------------------------------------------------

Other Noncurrent Assets
  Intangibles, net                                                    1,186,194           1,242,380           1,200,622
  Net investment in discontinued operations                             318,687             401,055             457,158
  Other assets                                                          542,710             212,513             434,706
-----------------------------------------------------------------------------------------------------------------------

                                                                     $4,572,460          $4,347,804          $4,669,136
=======================================================================================================================

The accompanying notes are an integral part of these financial statements.

Consolidated results for March 31, 1999 have been restated retroactively for the effects of the May 1999 merger with The Learning Company, Inc. ("Learning Company"), accounted for as a pooling of interests. See Note 2.

                         Mattel, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Continued)


                                                                          March 31,            March 31,           Dec. 31,
(In thousands, except share data)                                            2000                 1999               1999
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
  Short-term borrowings                                                $  848,698           $  259,435           $  369,549
  Current portion of long-term liabilities                                  2,773               33,401                3,173
  Accounts payable                                                        218,106              200,121              293,277
  Accrued liabilities                                                     438,682              419,895              714,633
  Income taxes payable                                                    164,528              175,535              179,961
---------------------------------------------------------------------------------------------------------------------------

    Total current liabilities                                           1,672,787            1,088,387            1,560,593
---------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
  Senior notes                                                            400,000              400,000              400,000
  Medium-term notes                                                       540,500              540,500              540,500
  Mortgage note                                                            42,213               42,856               42,380
  Other                                                                   172,442              148,953              162,976
---------------------------------------------------------------------------------------------------------------------------

    Total long-term liabilities                                         1,155,155            1,132,309            1,145,856
---------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Preferred stock, Series A $0.01 par value, $200.00
    liquidation preference per share, 750.0 thousand
    shares authorized, issued and outstanding at
    March 31, 1999                                                              -                    8                    -
  Preferred stock, Series C $1.00 par value, $125.00
    liquidation preference per share, 772.8 thousand
    shares authorized; 771.9 thousand shares issued and
    outstanding at March 31, 1999                                               -                  772                    -
  Special voting preferred stock $1.00 par value, $10.00
    liquidation preference per share, one share authorized,
    issued and outstanding, representing the voting rights
    of 2.6 million, 5.1 million and 3.2 million outstanding
    exchangeable shares, respectively                                           -                    -                    -
  Common stock $1.00 par value, 1.0 billion shares
    authorized; 434.3 million shares, 405.4 million shares
    and 433.6 million shares issued, respectively                         434,345              405,403              433,563
  Additional paid-in capital                                            1,729,447            1,847,263            1,728,954
  Deferred compensation                                                         -              (11,933)                   -
  Treasury stock at cost; 11.8 million shares, 14.2 million
    shares, and 12.0 million shares, respectively                        (355,453)            (494,007)            (361,825)
  Retained earnings                                                       192,043              605,362              401,642
  Accumulated other comprehensive loss                                   (255,864)            (225,760)            (239,647)
---------------------------------------------------------------------------------------------------------------------------

    Total stockholders' equity                                          1,744,518            2,127,108            1,962,687
---------------------------------------------------------------------------------------------------------------------------

                                                                       $4,572,460           $4,347,804           $4,669,136
===========================================================================================================================

The accompanying notes are an integral part of these financial statements.

Consolidated results for March 31, 1999 have been restated retroactively for the effects of the May 1999 merger with Learning Company, accounted for as a pooling of interests. See Note 2.

                         Mattel, Inc. and Subsidiaries
                     Consolidated Statements of Operations


                                                                                      For the
                                                                                Three Months Ended
                                                                   -----------------------------------------
                                                                               March 31,            March 31,
(In thousands, except per share amounts)                                         2000                 1999
------------------------------------------------------------------------------------------------------------
Net Sales                                                                     $ 693,261             $688,315

Cost of sales                                                                   378,904              372,941
------------------------------------------------------------------------------------------------------------

Gross Profit                                                                    314,357              315,374

Advertising and promotion expenses                                               91,287               91,161
Other selling and administrative expenses                                       254,199              201,519
Amortization of intangibles                                                      12,532               13,012
Interest expense                                                                 24,356               24,858
Other (income) expense, net                                                      (6,373)               2,244
------------------------------------------------------------------------------------------------------------
Loss Before Income Taxes                                                        (61,644)             (17,420)
Benefit for income taxes                                                        (17,014)              (4,790)
------------------------------------------------------------------------------------------------------------
Loss From Continuing Operations                                                 (44,630)             (12,630)

Discontinued Operations (See Note 2)
(Loss) income from discontinued operations, net of taxes of
  $(53.0) million and $10.0 million, respectively                              (126,606)              17,679
------------------------------------------------------------------------------------------------------------

Net (Loss) Income                                                              (171,236)               5,049
Less: preferred stock dividend requirements                                           -                1,990
------------------------------------------------------------------------------------------------------------

Net (Loss) Income Applicable to Common Shares                                 $(171,236)            $  3,059
============================================================================================================

(Loss) Income Per Common Share - Basic
Loss from continuing operations                                               $   (0.10)            $  (0.04)
(Loss) income from discontinued operations                                        (0.30)                0.05
------------------------------------------------------------------------------------------------------------
Net (loss) income                                                             $   (0.40)            $   0.01
============================================================================================================
Weighted average number of common shares                                        425,495              396,480
============================================================================================================

(Loss) Income Per Common Share - Diluted
Loss from continuing operations                                               $   (0.10)            $  (0.03)
(Loss) income from discontinued operations                                        (0.30)                0.04
------------------------------------------------------------------------------------------------------------
Net (loss) income                                                             $   (0.40)            $   0.01
============================================================================================================
Weighted average number of common and common
  equivalent shares                                                             425,495              422,264
============================================================================================================
Dividends Declared Per Common Share                                           $    0.09             $   0.08
============================================================================================================

The accompanying notes are an integral part of these financial statements.

Consolidated results for March 31, 1999 have been restated retroactively for the effects of the May 1999 merger with Learning Company, accounted for as a pooling of interests. See Note 2.

                         Mattel, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                                      For the
                                                                                                Three Months Ended
                                                                                              -----------------------------
                                                                                              March 31,            March 31,
(In thousands)                                                                                   2000                 1999
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net (loss) income                                                                             $(171,236)           $   5,049
Deduct: (loss) income from discontinued operations                                             (126,606)              17,679
----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                                 (44,630)             (12,630)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
   Depreciation                                                                                  47,097               45,926
   Amortization                                                                                  14,088               13,582
Increase (decrease) from changes in assets and liabilities:
   Accounts receivable                                                                           98,041               76,575
   Inventories                                                                                  (88,324)               5,253
   Prepaid expenses and other current assets                                                     (3,610)             (13,789)
   Accounts payable, accrued liabilities and income taxes payable                              (396,980)            (337,816)
   Other, net                                                                                     7,929               (7,709)
----------------------------------------------------------------------------------------------------------------------------
Net cash flows used for operating activities of continuing operations                          (366,389)            (230,608)
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Purchases of tools, dies and molds                                                              (21,336)             (27,218)
Purchases of other property, plant and equipment                                                (15,017)             (19,000)
Proceeds from sale of other property, plant and equipment                                         2,212                3,291
Other, net                                                                                        1,570                 (502)
----------------------------------------------------------------------------------------------------------------------------
Net cash flows used for investing activities of continuing operations                           (32,571)             (43,429)
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Short-term borrowings, net                                                                      477,904              135,950
Exercise of stock options including related tax benefit                                           1,858                  809
Payment of dividends on common and preferred stock                                              (38,461)             (22,952)
Other, net                                                                                         (543)                (187)
----------------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities of continuing operations                               440,758              113,620
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used For Discontinued Operations                                                       (73,811)                   -
Effect of Exchange Rate Changes on Cash                                                            (404)              (1,822)
----------------------------------------------------------------------------------------------------------------------------
Decrease in Cash and Short-term Investments                                                     (32,417)            (162,239)
Cash and Short-term Investments at Beginning of Period                                          247,354              212,454
----------------------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments at End of Period                                              $ 214,937            $  50,215
============================================================================================================================

The accompanying notes are an integral part of these financial statements.

Consolidated results for March 31, 1999 have been restated retroactively for the effects of the May 1999 merger with Learning Company, accounted for as a pooling of interests. See Note 2.

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

    The financial information included herein should be read in conjunction with Mattel's consolidated financial statements and related notes in its 1999 Annual Report to Stockholders filed on Form 10-K.

2. In May 1999, Mattel completed its merger with Learning Company, after which Learning Company was merged with and into Mattel, with Mattel being the surviving corporation. Each share of Learning Company Series A Preferred Stock was converted into 20 shares of Learning Company common stock immediately prior to the consummation of the merger. Pursuant to the merger agreement, each outstanding share of Learning Company common stock was then converted into 1.2 shares of Mattel common stock upon consummation of the merger. As a result, approximately 126 million Mattel common shares were issued in exchange for all shares of Learning Company common stock outstanding as of the merger date. The outstanding share of Learning Company special voting stock was converted into one share of Mattel Special Voting Preferred Stock. Each outstanding exchangeable share of Learning Company's Canadian subsidiary, Softkey Software Products Inc., remains outstanding, but upon consummation of the merger became exchangeable for 1.2 shares of Mattel common stock. This transaction was accounted for as a pooling of interests.

    On March 31, 2000, Mattel's board of directors resolved to sell its Consumer Software segment, which is comprised primarily of the assets of Learning Company. As a result of this decision, the Consumer Software segment is being reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements have been reclassified to segregate the net investment in and operating results of the Consumer Software segment. Mattel expects to sell the Consumer Software segment by the end of the year 2000 and expects to record a gain for accounting purposes upon disposal. Net sales of the Consumer Software segment were $64.4 million and $190.6 million for the three months ended March 31, 2000 and 1999, respectively.

3. Accounts receivable are shown net of allowances for doubtful accounts of $27.0 million (March 31, 2000), $34.5 million (March 31, 1999), and $29.9 million (December 31, 1999).

4.  Inventories are comprised of the following:

   (In thousands)                                             March 31, 2000         March 31, 1999         Dec. 31, 1999
   --------------------------------------------------------------------------------------------------------------------------
   Raw materials and work in process                             $ 51,232               $ 58,903               $ 41,452
   Finished goods                                                 471,067                503,100                394,864
   --------------------------------------------------------------------------------------------------------------------------
                                                                 $522,299               $562,003               $436,316
   ==========================================================================================================================

5.   Intangibles, net include the following:

  (In thousands)                                             March 31, 2000         March 31, 1999         Dec. 31, 1999
  --------------------------------------------------------------------------------------------------------------------------
  Goodwill                                                     $1,177,212             $1,231,834             $1,191,227
  Other                                                             8,982                 10,546                  9,395
  --------------------------------------------------------------------------------------------------------------------------
                                                               $1,186,194             $1,242,380             $1,200,622
  ==========================================================================================================================

6.   Senior notes include the following:

  (In thousands)                                             March 31, 2000         March 31, 1999         Dec. 31, 1999
  --------------------------------------------------------------------------------------------------------------------------
  6-3/4% due 2000                                              $100,000               $100,000               $100,000
  6% due 2003                                                   150,000                150,000                150,000
  6-1/8% due 2005                                               150,000                150,000                150,000
  --------------------------------------------------------------------------------------------------------------------------
                                                               $400,000               $400,000               $400,000
  ==========================================================================================================================

7.   Comprehensive loss is as follows:

                                                                     For the Three Months Ended
                                                           -------------------------------------------
  (In thousands)                                                 March 31, 2000        March 31, 1999
  ----------------------------------------------------------------------------------------------------
  Loss from continuing operations                                 $ (44,630)             $(12,630)
  (Loss) income from discontinued operations                       (126,606)               17,679
  ----------------------------------------------------------------------------------------------------
  Net (loss) income                                                (171,236)                5,049
  Unrealized holding gain (loss) on securities                          560                (3,876)
  Currency translation adjustments                                  (16,777)              (23,986)
  ----------------------------------------------------------------------------------------------------
  Comprehensive loss                                              $(187,453)             $(22,813)
  ====================================================================================================

8.   Supplemental disclosure of cash flow information is as follows:

                                                                                      For the Three Months Ended
                                                                           ----------------------------------------------
  (In thousands)                                                                   March 31, 2000         March 31, 1999
  -------------------------------------------------------------------------------------------------------------------------
  Cash payments during the period:
    Income taxes                                                                         $22,679                $18,311
    Interest                                                                              27,557                 19,509

  Noncash investing and financing activities during the period:
    Issuance of common stock warrant                                                     $ 5,789                $     -
  -------------------------------------------------------------------------------------------------------------------------

9. In the current quarter, the board of directors declared cash dividends of $0.09 per common share, compared to $0.08 per common share in the first quarter of 1999.

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

     Diluted (loss) income per common share is computed by dividing diluted earnings available to common stockholders by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Mattel's Canadian subsidiary, Softkey Software Products Inc., and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, and conversion of dilutive preferred stock and convertible debt, as applicable. Diluted earnings available to common stockholders represent earnings available to common stockholders less preferred stock dividend requirements. Diluted earnings per share presented for the 2000 first quarter is the same as basic earnings per share due to Mattel's net loss position.

11. The table below presents information about segment revenues, operating profit and assets. Mattel's reportable segments are separately managed business units and include toy marketing and toy manufacturing. The Toy Marketing segment is divided on a geographic basis between domestic and international. The domestic Toy Marketing segment is further divided into US Girls, US Boys/Entertainment, US Infant & Preschool, and Other. The US Girls segment includes brands such as Barbie(R), Polly Pocket(R) and Cabbage Patch Kids(R). The US Boys/Entertainment segment includes products in the Wheels and Entertainment categories. The US Infant & Preschool segment includes Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R) and other preschool products. The Other segment principally sells specialty girls products, including American Girl(R), which are sold through the direct marketing distribution channel. The International Toy Marketing segment sells products in all toy categories. The Toy Manufacturing segment manufactures toy products, which are sold to the Toy Marketing segments based on intercompany transfer prices. Such prices are based on manufacturing costs plus a profit margin. Segment revenues do not include sales adjustments such as trade discounts and other allowances. However, such adjustments are included in the determination of segment profit from operations. Segment profit from operations represents income before interest expense and taxes. The consolidated total profit from operations presented in the following table represents income before income taxes as reported in the consolidated statements of operations.

     The segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.


(In thousands)                                                 March 31, 2000        March 31, 1999
---------------------------------------------------------------------------------------------------
REVENUES
Toy Marketing:
  US Girls                                                        $  170,344             $  155,005
  US Boys/Entertainment                                              118,280                120,630
  US Infant & Preschool                                              182,997                174,249
  Other                                                               48,195                 51,517
  International                                                      220,234                236,036
Toy Manufacturing                                                    333,761                190,183
---------------------------------------------------------------------------------------------------
  Segment total                                                    1,073,811                927,620
Elimination of intersegment sales                                   (333,761)              (190,183)
Sales adjustments                                                    (46,789)               (49,122)
---------------------------------------------------------------------------------------------------
  Net sales from continuing operations                            $  693,261             $  688,315
===================================================================================================
OPERATING PROFIT (LOSS)
Toy Marketing:
  US Girls                                                        $   36,293             $   29,055
  US Boys/Entertainment                                                  867                  1,065
  US Infant & Preschool                                                5,818                  2,835
  Other                                                              (14,499)                (7,775)
  International                                                      (17,554)               (11,330)
Toy Manufacturing                                                     24,289                 12,458
---------------------------------------------------------------------------------------------------
  Segment total                                                       35,214                 26,308
Interest expense                                                     (24,356)               (24,858)
Executive severance and other related charges                        (53,073)                     -
Corporate and other                                                  (19,429)               (18,870)
---------------------------------------------------------------------------------------------------
  Loss from continuing operations
     before income taxes                                          $  (61,644)            $  (17,420)
===================================================================================================
ASSETS
Toy Marketing:
  US Girls & US Boys/Entertainment*                               $  483,799             $  464,236
  US Infant & Preschool                                              272,831                322,357
  Other                                                               92,662                 75,525
  International                                                      482,979                503,576
Toy Manufacturing                                                     93,931                 79,006
---------------------------------------------------------------------------------------------------
  Segment total                                                    1,426,202              1,444,700
Corporate and other                                                   (6,707)               (26,842)
---------------------------------------------------------------------------------------------------
  Accounts receivable and inventories from
   continuing operations                                          $1,419,495             $1,417,858
===================================================================================================

* Asset information is not maintained by individual segment.

12. In January 2000, Mattel and Warner Bros. Worldwide Consumer Products signed a licensing agreement making Mattel the worldwide master toy licensee for the literary characters from the Harry Potter books published by J.K. Rowling as well as for feature film and television properties developed by Warner Bros. Pictures featuring the Harry Potter characters. Mattel's worldwide toy licensing agreement involves the first two Harry Potter books and theatrical films. This agreement contains minimum royalty guarantees and has a term of four years, provided that the second theatrical film is released prior to January 1, 2003. If the second theatrical film is released subsequent to January 1, 2003, the agreement will be extended to a date twelve months after the release of the second theatrical film.

     Pursuant to the agreement, Mattel issued Warner Bros. Consumer Products a stock warrant, valued at $5.8 million, to purchase 3.0 million shares of Mattel's common stock at an exercise price of $10.875 per share. This warrant became fully vested and exercisable upon signing of the licensing agreement and expires on December 31, 2003.

13. During the second quarter of 1999, Mattel initiated a restructuring plan for its continuing business and incurred certain other nonrecurring charges. The restructuring plan was aimed at leveraging global resources in the areas of manufacturing, marketing and distribution, eliminating duplicative functions worldwide and achieving improved operating efficiencies. The following are the major restructuring initiatives:

       .  Consolidation of the Infant and Preschool businesses;
       . Consolidation of the domestic and international back-office functions; . Consolidation of direct marketing operations;
       .  Realignment of the North American sales force;
       . Termination of various international distributor contracts; and . Closure of three higher cost manufacturing facilities.

     Severance and other compensation costs associated with the restructuring relate to the termination of approximately 2,950 employees around the world. Through March 31, 2000 approximately $43 million has been incurred related to the termination of nearly 2,850 employees, of which approximately 150 were terminated during the quarter.

     Components of the accrued restructuring and other nonrecurring costs, including adjustments related to discontinued operations, are as follows:

                                                                          Discontinued
                                                             Balance       Operations    Amounts        Balance
(In millions)                                            Dec. 31, 1999    Adjustments    Incurred    March 31, 2000
-------------------------------------------------------------------------------------------------------------------
Severance and other compensation                              $ 83           $(29)       $(19)              $35
Distributor, license and other contract terminations            10              -          (4)                6
Lease termination costs                                         18             (3)         (6)                9
-------------------------------------------------------------------------------------------------------------------
  Total restructuring and asset writedowns                     111            (32)        (29)               50
Merger-related transaction and other costs                       5             (1)          -                 4
Other nonrecurring charges                                      19              -          (2)               17
-------------------------------------------------------------------------------------------------------------------
  Total restructuring, asset writedowns and
    other charges                                             $135           $(33)       $(31)              $71
===================================================================================================================

  The discontinued operations adjustments represent the reclassification of the restructuring accrual related to Learning Company's business. The remaining accrued restructuring balance for Learning Company has been included in the net investment in discontinued operations in the consolidated balance sheets.

  The remaining restructuring balance of severance and compensation principally represents the continued consolidation and streamlining of Mattel's European operations, which are currently underway, and future cash payments for employees already terminated. The remaining balance of restructuring costs largely includes future cash payments on vacated leased spaces and finalization of distributor terminations. Most of the restructuring actions will be substantially complete by June 2000; however, future cash outlays will extend beyond this date largely due to severance payment options available to affected employees and future lease payments on vacated spaces. Total cash outlays will be funded from existing cash balances and internally generated cash from operations.

  The nonrecurring charges principally relate to the October 1998 recall of Mattel's Power Wheels(R) vehicles and environmental remediation costs related to a manufacturing facility on a leased property in Beaverton, Oregon.

                         Mattel, Inc. and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other words or phrases of similar terminology. Management cautions you that forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. In addition to the risk factors listed in Mattel's 1999 Annual Report of Form 10-K and other important factors detailed herein and from time to time in other reports filed by Mattel with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

Marketplace Risks
- Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of Mattel's products
- Changes in public and consumer preferences, which may negatively affect Mattel's toy business
- Significant changes in the play patterns of children, whereby they are increasingly attracted to more developmentally advanced products at younger ages, which may affect brand loyalty and the perceived value of and demand for Mattel's products
- Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of Mattel's products and the costs associated with manufacturing and distributing these products
Financial Considerations
-  Currency fluctuations, which may affect Mattel's reportable income
- Significant changes in interest rates, both domestically and internationally, which may negatively affect Mattel's cost of financing both its operations and investments
- Reductions in Mattel's credit ratings which may significantly increase the cost of satisfying Mattel's long-term capital needs

Other Risks

- Mattel's inability to complete the timely sale of its Consumer Software segment, which may expose Mattel to further material operating losses and restructuring charges relating to that business
- Development of new technologies, including the Internet, which may create new risks to Mattel's ability to protect its intellectual property rights
- Changes in laws or regulations, both domestically and internationally, including those affecting the Internet, consumer products, environmental activities or trade restrictions, which may lead to increased costs or interruption in normal business operations of Mattel
- Current and future litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in the normal business operations of Mattel
- Labor disputes, which may lead to increased costs or disruption of any of Mattel's operations

The risks included herein are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors which could materially and adversely impact Mattel's business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors on Mattel's business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

SUMMARY

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

Mattel's portfolio of brands can be grouped in the following categories:

Girls - including Barbie(R) fashion dolls and accessories, collector dolls,
        Fashion Magic(R), Cabbage Patch Kids(R) and Polly Pocket(R) Boys/Entertainment - including Hot Wheels(R), Matchbox(R), Tyco(R)
    Electric Racing and Tyco(R) Radio Control (collectively "Wheels") and Disney, Nickelodeon(R), games and puzzles
Infant & Preschool - including Fisher-Price(R), Power Wheels(R), Sesame
    Strect(R), Disney preschool and plush, Winnie the Pooh(R), See `N Say(R), Magna Doodle(R), View-Master(R) and Blue's Clues(R)
Direct Marketing - American Girl(R), Barbie(R), Wheels and Fisher-Price(R)

Mattel's business is seasonal, and, therefore, results of continuing operations are comparable only with corresponding periods.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net loss from continuing operations for the first quarter of 2000 was $44.6 million or $0.10 per diluted share as compared to a net loss from continuing operations of $12.6 million or $0.03 per diluted share in the first quarter of 1999. Profitability in the first quarter of 2000 was negatively impacted by a $38.4 million or $0.09 per share after-tax charge related to the departure of certain senior executives. Of the total after-tax charge, $25.0 million represents cash payments during the quarter for severance and taxes related to the forgiveness of an executive loan, and noncash charges totaling $13.4 million related to executive retirement plan charges and the forgiveness of executive loans.

The following is a percentage analysis of results of continuing operations:

                                                                                             For the
                                                                                       Three Months Ended
                                                                                  -----------------------------
                                                                                  March 31,           March 31,
                                                                                    2000               1999
---------------------------------------------------------------------------------------------------------------
Net sales                                                                            100%               100%
===============================================================================================================
Gross profit                                                                        45.3%              45.8%
Advertising and promotion expenses                                                  13.2               13.2
Other selling and administrative expenses                                           36.6               29.3
Amortization of intangibles                                                          1.8                1.9
Other (income) expense, net                                                         (0.9)               0.3
---------------------------------------------------------------------------------------------------------------
Operating (loss) income                                                             (5.4)               1.1
Interest expense                                                                     3.5                3.6
---------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                                (8.9)%             (2.5)%
===============================================================================================================

Net sales from continuing operations in the first quarter of 2000 increased 1% from last year to $693.3 million. Sales to customers within the US increased 4% and accounted for 70% of consolidated sales in the first quarter of 2000 compared to 68% in 1999. Sales to customers outside the US decreased 7% from the year ago quarter. However, before the unfavorable exchange impact, international sales were relatively flat with last year. Additionally, certain European markets continue to be effected by retailer adjustments to just-in-time inventory practices.

Sales in the Girls category increased 1% due to a 7% worldwide increase in Barbie(R) products. Barbie(R) sales were up 14% in the US, but were down 5% internationally. However, excluding the unfavorable exchange impact, Barbie(R) sales were up 1% in international markets. The Girls category also experienced decreases for other Girls products, including large and small dolls. Sales in the Infant &

Preschool category increased 2%, mainly due to a 17% growth in sales of core Fisher-Price(R) products, partially offset by declines in sales of Sesame Street(R), Disney Preschool and Winnie the Pooh(R) products. Sales of Wheels products decreased 4% due to declines in Matchbox(R) and Tyco(R) Radio Control, partially offset by an increase in Hot Wheels(R) sales. This category was impacted by Mattel's decision to manage first quarter shipments of Wheels product in order to reduce the level of retail inventory that was left in December as a result of competition from Pokemon(TM). Sales of Entertainment products increased 14%, driven by the strength of Toy Story 2 and Max Steel(TM) products. Pleasant Company sales were down 2%. Decreased American Girl(R) catalogue sales, affected in part by a later Easter, were partially offset by increased sales at the American Girl(R) Place retail store and Pleasant Company's publishing division.

Gross profit, as a percentage of net sales, was 45.3% in the first quarter of 2000 compared to 45.8% in 1999. The margin was positively affected by product mix, but negatively impacted by exchange translations and higher shipping costs. Advertising and promotion, as a percentage of net sales, was 13.2% in both the first quarter of 1999 and 2000. Other selling and administrative expenses, excluding the one-time severance expense, were 29.0% of net sales in 2000 compared to 29.3% in 1999. Other income, net increased by approximately $9 million due to favorable foreign exchange and investment gains. However, overall foreign exchange negatively impacted Mattel in the quarter, after considering the impact on cost of goods sold and the translation of foreign sales and earnings. Interest expense was $24.4 million compared with $24.9 million in the 1999 quarter. Mattel's first quarter tax rate was 27.6%, consistent with full year expectations.

Business Segment Results

Mattel's reportable segments are separately managed business units and include toy marketing and toy manufacturing. The Toy Marketing segment is divided on a geographic basis between domestic and international. The domestic Toy Marketing segment is further divided into US Girls, US Boys/Entertainment, US Infant & Preschool and Other. The US Girls segment includes products such as Barbie(R), Polly Pocket(R) and Cabbage Patch Kids(R). The US Boys/Entertainment segment includes products in the Wheels and Entertainment categories. The US Infant & Preschool segment includes Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R) and other preschool products. The Other segment principally sells girls specialty products, including American Girl(R), which are sold through the direct marketing distribution channel. The International Toy Marketing segment sells products in all toy categories.

The US Girls segment sales increased by 10% in 2000 compared to 1999 due to a 14% increase in sales of Barbie(R) product. Within the Barbie(R) product line, Mattel has employed strategies including targeting product for specific age groups, creating a new logo and package design, and supporting retailer demand for product in terms of earlier shipments and product offerings. The

US Boys/Entertainment segment sales decreased 2% due to a 7% decrease in sales of Wheels products, partially offset by a 22% increase in sales of Entertainment products. The decrease in the Wheels business was largely driven by Mattel's decision to manage first quarter shipments of Wheels product in order to reduce the level of retail inventory that was left in December as a result of competition from Pokemon(TM). The increase in Entertainment product sales was largely due to introduction of Max Steel(TM) and increased sales of Toy Story 2 product. The US Infant & Preschool segment sales increased 5% largely due to increased sales of core Fisher-Price(R) and Power Wheels(R) products, partially offset by declines in sales of Sesame Street(R), Disney Preschool and Winnie the Pooh(R) products.

Sales in the Other segment decreased by 6%, including a 2% decline in Pleasant Company sales. Decreased American Girl(R) catalogue sales, affected in part by a later Easter, were partially offset by increased sales at the American Girl Place(R) retail store and for Pleasant Company's publishing division. The International Toy Marketing segment sales decreased by 7%, or relatively flat with last year before the unfavorable foreign exchange impact. In local currency, Barbie(R) sales were up 1%, Wheels sales increased 7% and Entertainment products grew 12%. Additionally, the International markets experienced decreases in sales of other Girls products, including large and small dolls. Sales in the Toy Manufacturing segment grew 75% largely due to increased orders by the Toy Marketing segments for all products.

Operating profit in the US Girls segment increased by 25%, largely due to increased sales of higher margin Barbie(R) products. Operating profit in the US Boys/Entertainment segment decreased by 19% principally due to lower volume. Operating profit in the US Infant & Preschool segment more than doubled largely due to increased sales of relatively higher margin core Fisher-Price(R) products. Operating profit in the Other segment decreased by 86% largely due to lower sales of American Girl(R) products and increased advertising costs to support a broader catalogue distribution. The International Toy Marketing segment operating profit declined 55% largely due to unfavorable foreign exchange impact. Toy Manufacturing segment profit nearly doubled largely due to increased production in the first quarter.

DISCONTINUED OPERATIONS

On March 31, 2000, Mattel's board of directors resolved to sell its Consumer Software segment, which is comprised primarily of the assets of Learning Company. As a result of this decision, the Consumer Software segment is being reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements have been reclassified to segregate the net investment in and operating results of the Consumer Software segment. Mattel expects to sell the Consumer Software segment by the end of 2000 and expects to record a gain for accounting purposes upon disposal. Net sales of the Consumer Software segment were $64.4 million and $190.6 million for the three months ended March 31, 2000 and 1999, respectively.

FINANCIAL POSITION

Mattel's cash position as of March 31, 2000 was $214.9 million, higher than the $50.2 million as of the first quarter 1999 but lower than the $247.4 million at year end 1999. Accounts receivable, net increased by $41.3 million from the year ago quarter and decreased $104.8 million from year-end. Inventory balances decreased $39.7 million from the 1999 quarter end as a result of tighter inventory control. Since year end, inventory increased $86.0 million as a result of routine inventory buildup to support sales later in the year. Prepaid expenses decreased $93.5 million compared to first quarter 1999 and increased $30.5 million compared to year end 1999 due to changes in prepaid income taxes. Property, plant and equipment, net decreased $39.9 million from the first quarter of 1999 due to the closure of manufacturing facilities and asset writedowns taken as part of restructuring activities. Intangibles, net decreased $56.2 million compared to the year-ago quarter due to amortization. Other assets increased $330.2 million from the first quarter of 1999 and $108.0 million compared to year end 1999, principally due to higher deferred income taxes.

Short-term borrowings increased $589.3 million compared to the 1999 quarter end due to increased commercial paper issuances and other short-term borrowings to fund Mattel's seasonal financing needs and to fund Learning Company's cash requirements. Compared to 1999 year end, short-term borrowings increased $479.1 million to support seasonal working capital financing needs. Current portion of long-term liabilities decreased $30.6 million over the 1999 quarter end, primarily due to the payment of $30.0 million of Medium-Term notes. Seasonal financing needs for the next twelve months for both continuing and discontinued operations are expected to be satisfied through internally generated cash, issuance of commercial paper, and use of Mattel's various short-term bank lines of credit. On March 31, 2000, Mattel implemented a new 364 day, $400.0 million credit facility, with essentially the same terms and conditions as the existing $1.0 billion revolving credit facility which will be used to help satisfy seasonal financing needs.

A summary of Mattel's capitalization is as follows:

(In millions, except percentage
 information)                          March 31, 2000    March 31, 1999   Dec. 31, 1999
----------------------------------------------------------------------------------------
Medium-term notes                     $  540.5    19%   $  540.5    17%   $  540.5    17%
Senior notes                             400.0    14       400.0    12       400.0    13
Other long-term debt obligations          42.2     1        42.8     1        42.4     2
----------------------------------------------------------------------------------------
Total long-term debt                     982.7    34       983.3    30       982.9    32
Other long-term liabilities              172.5     6       149.0     5       163.0     5
Stockholders' equity                   1,744.5    60     2,127.1    65     1,962.6    63
----------------------------------------------------------------------------------------
                                      $2,899.7   100%   $3,259.4   100%   $3,108.5   100%
=========================================================================================

Total long-term debt remained approximately the same as first quarter 2000 and year end 1999. Although $100.0 million of the senior notes are maturing in 2000, they have been classified as long-term in the consolidated balance sheets at March 31, 2000 and December 31, 1999 since management has the ability and intent to repay these obligations upon maturity with proceeds from the issuance of other long-term debt instruments. Despite the recent rating agency downgrades of Mattel's long-term debt, Mattel's long-term debt rating continues to be investment grade and the downgrades are not expected to impact Mattel's ability to access the capital markets to implement the refinancing. However, the rating agency downgrades will have a negative impact on the pricing spread over the Treasury rates and could cause Mattel to pay a slightly higher interest rate on the issued debt than it otherwise would have paid. Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. As of March 31, 2000, Mattel has up to $400.0 million of debt and equity securities available for issuance under its current shelf registration statement. Other long-term liabilities increased $23.5 million compared to first quarter 1999 due to increases in employee benefit plan liabilities. Stockholders' equity decreased $382.6 million since March 31, 1999, primarily as a result of operating losses, common and preferred dividends declared, and treasury stock purchases, partially offset by the reissuance of treasury stock for the exercise of nonqualified stock options by Mattel's employees. Stockholder's equity declined

$218.1 million from year end 1999 as a result of the first quarter operating loss, common dividends declared, and the unfavorable effect of foreign currency translation.

RESTRUCTURING AND OTHER CHARGES FROM CONTINUING OPERATIONS

During the second quarter of 1999, Mattel initiated a restructuring plan for its continuing business and incurred certain other nonrecurring charges. The restructuring plan was aimed at leveraging global resources in the areas of manufacturing, marketing and distribution, eliminating duplicative functions worldwide and achieving improved operating efficiencies. The plan, which was designed to reduce product costs and overhead spending, resulted in actual cost savings of approximately $35 million in 1999. Mattel expects savings of approximately $90 million in 2000.

The following are the major restructuring initiatives:

  .  Consolidation of the Infant and Preschool businesses;
  . Consolidation of the domestic and international back-office functions; . Consolidation of direct marketing operations;
  .  Realignment of the North American sales force;
  . Termination of various international distributor contracts; and . Closure of three higher cost manufacturing facilities.

Severance and other compensation costs associated with the restructuring relate to the termination of approximately 2,950 employees around the world. Through March 31, 2000 approximately $43 million has been incurred related to the termination of nearly 2,850 employees, of which approximately 150 were terminated during the quarter.

Components of the accrued restructuring and other nonrecurring costs, including adjustments related to the discontinued operations, are as follows:

                                                                       Discontinued
                                                          Balance       Operations      Amounts       Balance
(In millions)                                          Dec. 31, 1999    Adjustments    Incurred    March 31, 2000
-----------------------------------------------------------------------------------------------------------------
Severance and other compensation                              $ 83           $(29)       $(19)              $35
Distributor, license and other contract terminations            10              -          (4)                6
Lease termination costs                                         18             (3)         (6)                9
-----------------------------------------------------------------------------------------------------------------
  Total restructuring and asset writedowns                     111            (32)        (29)               50
Merger-related transaction and other costs                       5             (1)          -                 4
Other nonrecurring charges                                      19              -          (2)               17
-----------------------------------------------------------------------------------------------------------------
  Total restructuring, asset writedowns and
    other charges                                             $135           $(33)       $(31)              $71
=================================================================================================================

The discontinued operations adjustments represent the reclassification of the restructuring accrual related to Learning Company's business. The remaining accrued restructuring balance for Learning Company has been included in the net investment in discontinued operations in the consolidated balance sheets.

The remaining restructuring balance of severance and compensation principally represents the continued consolidation and streamlining of Mattel's European operations, which are currently underway, and future cash payments for employees already terminated. The remaining balance of restructuring costs largely includes future cash payments on vacated leased spaces and finalization of distributor terminations. Most of the restructuring actions will be substantially complete by June 2000; however, future cash outlays will extend beyond this date largely due to severance payment options available to affected employees and future lease payments on vacated spaces. Total cash outlays will be funded from existing cash balances and internally generated cash from operations.

The nonrecurring charges principally relate to the October 1998 recall of Mattel's Power Wheels(R) vehicles and environmental remediation costs related to a manufacturing facility on a leased property in Beaverton, Oregon.

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

Item 1.  Legal Proceedings

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

On March 27, 2000, the California Court of Appeal filed an opinion which affirmed in part and reversed in part the judgment in favor of Mattel. The Court of Appeal ruled that disputed factual issues exist which preclude summary adjudication of certain claims and that such factual issues must be resolved by a jury at trial. As a consequence, Ms. Greenwald's claims for termination in violation of public policy, termination in breach of an implied agreement, and violation of Labor Code Section 970 were ordered remanded to the trial court for further proceedings. The Court of Appeal did not rule on whether Ms. Greenwald's claims have substantive merit; it merely held that the claims should be presented to a jury.

Mattel intends to file a petition requesting the California Supreme Court to review the case and affirm the trial court's judgment. If that petition is not successful, Mattel intends to continue to defend the action vigorously.

Litigation Related to Business Combination

On December 16, 21, and 23, 1998, several stockholders of the legal entity The Learning Company, Inc. that merged into Mattel ("Old Learning Company") filed six separate purported class action complaints in the Court of Chancery of the State of Delaware in and for New Castle County against Old Learning Company and Old Learning Company's board of directors for alleged breaches of fiduciary duties in connection with the May 1999 merger. The six complaints were consolidated. The consolidated complaint named Mattel as an additional defendant, claiming that Mattel aided and abetted the alleged breaches of fiduciary duty. On March 9, 2000, the plaintiffs filed a notice and order of dismissal dismissing the action without prejudice. On March 13, 2000, the Court formally dismissed the action by entering the order.

Litigation Related to Learning Company Earnings Shortfall

Following Mattel's announcement on October 4, 1999 that it expected an earnings shortfall at its Learning Company division in the third quarter of 1999, several of Mattel's stockholders filed purported class action complaints naming Mattel and certain of its present and former officers and directors as defendants. The complaints generally allege, among other things, that the defendants made false or misleading statements that artificially inflated the price of Mattel's common stock by overstating the revenues and net income of Mattel, and its Learning Company division, and by falsely representing that the May 1999 acquisition of Learning Company would be immediately accretive to Mattel's 1999 and 2000 financial results.

Two additional purported class action complaints have been brought against Mattel as successor to Learning Company and the former directors of Learning Company on behalf of former stockholders of Broderbund Software, Inc. ("Broderbund") who acquired shares of Learning Company in exchange for their Broderbund common stock in connection with the Learning Company-Broderbund merger on August 31, 1998. The complaints in those actions generally allege that Learning Company misstated its financial results prior to the time it was acquired by Mattel. The purported class actions brought on behalf of Mattel and Broderbund stockholders are all currently pending in the United States District Court for the Central District of California.

On October 25, 1999, a Mattel stockholder filed a derivative complaint on behalf and for the benefit of Mattel in the Superior Court of the State of California, County of Los Angeles. The complaint alleges that Mattel's directors breached their fiduciary duties, wasted corporate assets and grossly mismanaged Mattel in connection with Mattel's acquisition of Learning Company and seeks both monetary and injunctive relief. On February 10, 2000, the Court dismissed the complaint with leave to amend. On March 10, 2000, Mattel and the other defendants entered into a stipulation with the plaintiff staying the action.

On March 17, 2000, a Mattel stockholder filed a second derivative complaint on behalf and for the benefit of Mattel in the Superior Court of the State of California, County of Los Angeles. On March 27, 2000, a Mattel stockholder filed a third derivative complaint on behalf and for the benefit of Mattel in the Court of Chancery of the State of Delaware in and for New Castle County. Both complaints generally allege that Mattel's directors breached their fiduciary duties and grossly mismanaged Mattel in connection with Mattel's acquisition of Learning Company. The complaints seek both monetary and injunctive relief.

Mattel believes the purported class actions and derivative suits are without merit and intends to defend them vigorously.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------
        3.0  By-laws of Mattel, as amended to date
       11.0  Computation of Income (Loss) per Common and Common Equivalent Share
       12.0 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
       27.0  Financial Data Schedule (EDGAR filing only)
       99.0  Amendment No. 4 to Mattel, Inc. 1990 Stock Option Plan
       99.1  Amendment No. 3 to Amended and Restated Mattel 1996 Stock Option
             Plan
       99.2  Amendment No. 1 to Mattel 1999 Stock Option Plan
       99.3 Separation Agreement between Mattel and Jill E. Barad dated February 25, 2000
       99.4  Severance and Consulting Agreement between Mattel and Ned Mansour
       99.5  Mattel, Inc. Credit Agreement (364-Day Facility) dated as of
             March 31, 2000
       99.6 Fifth Amendment to Second Amended and Restated Credit Agreement dated as of March 31, 2000
       99.7  First Amendment to Receivables Purchase Agreement dated as of
             March 31, 2000

  (b)  Reports on Form 8-K
       -------------------

       Mattel filed the following Current Reports on Form 8-K during the quarterly period ended March 31, 2000:


           Date of Report                      Items Reported                  Financial Statements Filed
----------------------------------------------------------------------------------------------------------------
          January 6, 2000                             5,7                                None
          February 11, 2000                           5,7                                None

                                   SIGNATURES
                                   ----------


 Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MATTEL, INC.
                                                     ---------------------------
                                                     (Registrant)


  Date:   As of May 3, 2000                      By: /s/ Kevin M. Farr
          -----------------                          ---------------------------
                                                         Kevin M. Farr
                                                         Chief Financial Officer