Form 10-Q
period 2000-06-30
MATTEL INC /DE/
filed 2000-07-25
CIK 63276

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   Form 10-Q


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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
                                                    ----------------------------


(Former name, former address and former fiscal year,
if changed since last report)                                               None
                              --------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [X]    No  [_]


Number of shares outstanding of registrant's common stock, $1.00 par value, (including 2,686,074 common shares issuable upon exchange of outstanding exchangeable shares of Softkey Software Products Inc.) as of July 17, 2000:

                               426,370,635 shares

                        PART I -- FINANCIAL INFORMATION

                         Mattel, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                                 June 30,           June 30,           Dec. 31,
(In thousands)                                                     2000               1999               1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and short-term investments                                   $  129,693         $   53,922         $  247,354
  Accounts receivable, net                                           1,057,388          1,064,066          1,001,972
  Inventories                                                          633,513            615,188            436,316
  Prepaid expenses and other current assets                            206,743            240,602            166,217
----------------------------------------------------------------------------------------------------------------------------

    Total current assets                                             2,027,337          1,973,778          1,851,859
----------------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
  Land                                                                  32,862             35,565             34,882
  Buildings                                                            258,777            279,074            270,185
  Machinery and equipment                                              558,286            536,518            552,625
  Capitalized leases                                                    23,271             23,271             23,271
  Leasehold improvements                                                70,972             45,039             74,812
----------------------------------------------------------------------------------------------------------------------------

                                                                       944,168            919,467            955,775

  Less: accumulated depreciation                                       445,121            401,647            422,142
----------------------------------------------------------------------------------------------------------------------------

                                                                       499,047            517,820            533,633

  Tools, dies and molds, net                                           179,596            192,640            191,158
----------------------------------------------------------------------------------------------------------------------------

    Property, plant and equipment, net                                 678,643            710,460            724,791
----------------------------------------------------------------------------------------------------------------------------

Other Noncurrent Assets
  Intangible assets, net                                             1,165,459          1,219,482          1,200,622
  Net investment in discontinued operations                            378,571            509,353            461,986
  Other assets                                                         550,733            233,777            434,706
----------------------------------------------------------------------------------------------------------------------------

                                                                    $4,800,743         $4,646,850         $4,673,964
============================================================================================================================

The accompanying notes are an integral part of these financial statements.

                         Mattel, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Continued)


                                                                    June 30,            June 30,             Dec. 31,
(In thousands, except share data)                                    2000                 1999                1999
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                               $1,220,185           $  658,719          $  369,549
  Current portion of long-term liabilities                                 2,708              133,344               3,173
  Accounts payable                                                       256,153              252,661             293,277
  Accrued liabilities                                                    397,265              566,356             714,633
  Income taxes payable                                                   163,397               90,718             184,789
-------------------------------------------------------------------------------------------------------------------------

    Total current liabilities                                          2,039,708            1,701,798           1,565,421
-------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
  Senior notes                                                           300,000              300,000             400,000
  Medium-term notes                                                      540,500              540,500             540,500
  Mortgage note                                                           42,042               42,701              42,380
  Other                                                                  182,660              158,301             162,976
-------------------------------------------------------------------------------------------------------------------------

    Total long-term liabilities                                        1,065,202            1,041,502           1,145,856
-------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Preferred stock, Series C $1.00 par value, $125.00
    liquidation preference per share, 772.8 thousand
    shares authorized; 771.9 thousand shares issued and
    outstanding at June 30, 1999                                               -                  772                   -
  Special voting preferred stock $1.00 par value, $10.00
    liquidation preference per share, one share authorized,
    issued and outstanding, representing the voting rights
    of 2.2 million, 4.2 million, and 3.2 million outstanding
    exchangeable shares, respectively                                          -                    -                   -
  Common stock $1.00 par value, 1.0 billion shares
    authorized; 434.7 million shares, 426.0 million shares,
    and 433.6 million shares issued, respectively                        434,744              425,953             433,563
  Additional paid-in capital                                           1,718,491            1,840,380           1,728,954
  Treasury stock at cost; 11.2 million shares, 14.4 million
    shares, and 12.0 million shares, respectively                       (337,437)            (491,433)           (361,825)
  Retained earnings                                                      159,695              361,501             401,642
  Accumulated other comprehensive loss                                  (279,660)            (233,623)           (239,647)
-------------------------------------------------------------------------------------------------------------------------

    Total stockholders' equity                                         1,695,833            1,903,550           1,962,687
-------------------------------------------------------------------------------------------------------------------------

                                                                      $4,800,743           $4,646,850          $4,673,964
=========================================================================================================================

The accompanying notes are an integral part of these financial statements.

                         Mattel, Inc. and Subsidiaries
                      Consolidated Statement of Operations


                                                                     For the                   For the
                                                               Three Months Ended          Six Months Ended
                                                            ----------------------     -----------------------
                                                              June 30,    June 30,      June 30,     June 30,
(In thousands, except per share amounts)                       2000        1999           2000         1999
--------------------------------------------------------------------------------------------------------------
NET SALES                                                     $817,797   $ 802,271     $1,511,058   $1,490,586

Cost of sales                                                  453,918     442,612        832,822      815,553
--------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                   363,879     359,659        678,236      675,033

Advertising and promotion expenses                              98,586      96,875        189,873      188,036
Other selling and administrative expenses                      218,711     198,511        472,910      400,030
Amortization of intangibles                                     13,373      12,960         25,905       25,972
Restructuring and other charges                                 (2,000)    293,100         (2,000)     293,100
Interest expense                                                35,945      27,614         60,301       52,472
Other (income) expense, net                                     (9,026)        985        (15,399)       3,229
--------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                8,290    (270,386)       (53,354)    (287,806)
Provision (benefit) for income taxes                             2,285     (59,405)       (14,729)     (64,195)
--------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                         6,005    (210,981)       (38,625)    (223,611)

DISCONTINUED OPERATIONS (SEE NOTE 2)
Income (loss) from discontinued operations, net of taxes
  of $1.9 million, $(53.0) million and $11.9 million,
  respectively                                                       -       6,647       (126,606)      24,326
--------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                6,005    (204,334)      (165,231)    (199,285)
Less: preferred stock dividend requirements                          -       1,990              -        3,980
--------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                 $  6,005   $(206,324)    $ (165,231)  $ (203,265)
==============================================================================================================

INCOME (LOSS) PER COMMON SHARE - BASIC
Income (loss) from continuing operations                      $   0.01   $   (0.52)    $    (0.09)  $    (0.56)
Income (loss) from discontinued operations                           -        0.02          (0.30)        0.06
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $   0.01   $   (0.50)    $    (0.39)  $    (0.50)
==============================================================================================================
Weighted average number of common shares                       425,818     409,040        425,655      402,786
==============================================================================================================

INCOME (LOSS) PER COMMON SHARE - DILUTED
Income (loss) from continuing operations                      $   0.01   $   (0.52)    $    (0.09)  $    (0.56)
Income (loss) from discontinued operations                           -        0.02          (0.30)        0.06
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $   0.01   $   (0.50)    $    (0.39)  $    (0.50)
==============================================================================================================
Weighted average number of common and common
   equivalent shares                                           427,782     409,040        425,655      402,786
==============================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                           $   0.09   $    0.09     $     0.18   $     0.17
==============================================================================================================

The accompanying notes are an integral part of these financial statements.

                         Mattel, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows


                                                                                                    For the
                                                                                                Six Months Ended
                                                                                       ---------------------------------
                                                                                          June 30,            June 30,
(In thousands)                                                                             2000                1999
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                     $(165,231)          $(199,285)
Deduct: (loss) income from discontinued operations                                            (126,606)             24,326
--------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                                (38,625)           (223,611)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
   Noncash restructuring and integration charges                                                     -              48,094
   Depreciation                                                                                 96,561              92,329
   Amortization                                                                                 29,235              27,213
Increase (decrease) from changes in assets and liabilities:
   Accounts receivable                                                                         (69,396)           (134,528)
   Inventories                                                                                (203,588)            (52,522)
   Prepaid expenses and other current assets                                                   (15,306)             (7,797)
   Accounts payable, accrued liabilities and income taxes payable                             (398,326)           (206,402)
   Other, net                                                                                    6,985               3,974
--------------------------------------------------------------------------------------------------------------------------
Net cash flows used for operating activities of continuing operations                         (592,460)           (453,250)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tools, dies and molds                                                             (43,343)            (58,446)
Purchases of other property, plant and equipment                                               (33,904)            (43,628)
Proceeds from sale of other property, plant and equipment                                        4,254               2,241
Other, net                                                                                       1,820             (13,993)
--------------------------------------------------------------------------------------------------------------------------
Net cash flows used for investing activities of continuing operations                          (71,173)           (113,826)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net                                                                     851,523             536,303
Payment of senior note                                                                        (100,000)                  -
Exercise of stock options including related tax benefit                                          8,935               9,689
Purchase of treasury stock                                                                           -             (16,975)
Payment of dividends on common and preferred stock                                             (76,825)            (49,826)
Other, net                                                                                        (307)               (338)
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities of continuing operations                              683,326             478,853
--------------------------------------------------------------------------------------------------------------------------

NET CASH USED FOR DISCONTINUED OPERATIONS                                                     (135,733)            (65,730)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (1,621)             (4,579)
--------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                                   (117,661)           (158,532)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                         247,354             212,454
--------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                             $ 129,693           $  53,922
==========================================================================================================================

The accompanying notes are an integral part of these statements.

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

    The financial information included herein should be read in conjunction with Mattel's consolidated financial statements and related notes in its 1999 Annual Report to Stockholders filed on Form 10-K and its restated consolidated financial statements and related notes for the years ended December 31, 1999, 1998 and 1997 which reflect the reclassification of the Consumer Software business as a discontinued operation filed on its Current Report on Form 8-K dated July 6, 2000.

2. In May 1999, The Learning Company, Inc. ("Learning Company") was merged with and into Mattel, with Mattel being the surviving corporation. This transaction was accounted for as a pooling of interests.

    On March 31, 2000, Mattel's board of directors resolved to sell its Consumer Software segment, which is comprised primarily of the assets of Learning Company. As a result of this decision, the Consumer Software segment is being reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements have been reclassified to segregate the net investment in and operating results of the Consumer Software segment. Mattel expects to sell the Consumer Software segment by the end of 2000 and expects to record a gain for accounting purposes upon disposal. Accordingly, the net operating results of the Consumer software segment subsequent to March 31, 2000 are being deferred until the disposal date.

    On July 19, 2000, Mattel sold the CyberPatrol division of Learning Company to JSB Software Technologies plc ("JSB"), a UK software company which is listed on the London Stock Exchange, for a combination of JSB stock and cash. CyberPatrol is a provider of internet filtering software products to the education, home and corporate sectors. Mattel received an aggregate of $40 million in cash from JSB and a third-party investment bank that purchased approximately 1.3 million JSB shares from Mattel simultaneous with the closing. Additionally, Mattel received approximately 1.4 million restricted shares of JSB stock as part of this transaction.

3. Accounts receivable are shown net of allowances of $25.1 million (June 30, 2000), $36.9 million (June 30, 1999), and $29.5 million (December 31, 1999).

4.  Inventories are comprised of the following:

       (In thousands)                                                June 30, 2000         June 30, 1999         Dec. 31, 1999
       -----------------------------------------------------------------------------------------------------------------------
       Raw materials and work in progress                                 $ 67,416              $ 72,793              $ 41,452
       Finished goods                                                      566,097               542,395               394,864
       -----------------------------------------------------------------------------------------------------------------------
                                                                          $633,513              $615,188              $436,316
       =======================================================================================================================

5.  Intangibles, net include the following:

       (In thousands)                                                June 30, 2000         June 30, 1999         Dec. 31, 1999
       -----------------------------------------------------------------------------------------------------------------------
       Goodwill                                                         $1,156,988            $1,209,345            $1,191,227
       Other                                                                 8,471                10,137                 9,395
       -----------------------------------------------------------------------------------------------------------------------
                                                                        $1,165,459            $1,219,482            $1,200,622
       =======================================================================================================================

6.  Short-term borrowings include the following:

       (In thousands)                                                June 30, 2000         June 30, 1999         Dec. 31, 1999
       -----------------------------------------------------------------------------------------------------------------------
       Notes payable                                                    $  369,185              $ 58,719              $121,805
       Commercial paper                                                    851,000               600,000               247,744
       -----------------------------------------------------------------------------------------------------------------------
                                                                        $1,220,185              $658,719              $369,549
       =======================================================================================================================

7.  Senior notes include the following:

       (In thousands)                                                June 30, 2000         June 30, 1999         Dec. 31, 1999
       -----------------------------------------------------------------------------------------------------------------------
       6% due 2003                                                        $150,000              $150,000              $150,000
       6-1/8% due 2005                                                     150,000               150,000               150,000
       6-3/4% due 2000                                                           -                     -               100,000
       -----------------------------------------------------------------------------------------------------------------------
                                                                          $300,000              $300,000              $400,000
       =======================================================================================================================

8.  Comprehensive loss is as follows:

                                                                            For the Six Months Ended
                                                                 -------------------------------------------
(In thousands)                                                        June 30, 2000         June 30, 1999
------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                             $ (38,625)             $(223,611)
(Loss) income from discontinued operations                                   (126,606)                24,326
------------------------------------------------------------------------------------------------------------
Net loss                                                                     (165,231)              (199,285)
Unrealized gain on securities:
  Unrealized holding gains arising during the period                              560                  1,350
  Less: reclassification adjustment for realized gains
    included in net loss                                                            -                (11,143)
Currency translation adjustments                                              (40,573)               (25,932)
------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                          $(205,244)             $(235,010)
============================================================================================================

9. Supplemental disclosure of cash flow information is as follows:

                                                                                     For the Six Months Ended
                                                                          --------------------------------------------
(In thousands)                                                                 June 30, 2000         June 30, 1999
----------------------------------------------------------------------------------------------------------------------
Cash payments during the period:
  Income taxes                                                                     $29,417               $21,500
  Interest                                                                          79,579                57,330

Noncash investing and financing activities during the period:
  Issuance of common stock warrant                                                 $ 5,789               $     -
  Common stock issued for acquisitions:
    Settlement of earn-out agreements                                                    -                 5,547
----------------------------------------------------------------------------------------------------------------------

10. The board of directors declared cash dividends of $0.09 per common share in both the second quarter of 2000 and 1999.

11. Basic income (loss) per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares and common shares obtainable upon the exchange of the exchangeable shares of Mattel's Canadian subsidiary, Softkey Software Products Inc. ("Softkey"), outstanding during each period. Earnings available to common stockholders represent reported net income (loss) less preferred stock dividend requirements.

    Diluted income (loss) per common share is computed by dividing diluted earnings available to common stockholders by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Softkey, and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, and conversion of dilutive preferred stock and convertible debt, as applicable. Diluted earnings available to common stockholders represent earnings available to common stockholders less preferred stock dividend requirements. Dilutive securities are included in the calculation of weighted average shares outstanding for those periods in which Mattel recorded income from continuing operations.

12. On July 5, 2000, Mattel completed an offering in Europe of Euro 200 million aggregate principal amount of Notes due July 2002. Interest is payable annually in July at the rate of 6.625%. Cash proceeds of approximately $191 million were received by Mattel and will be used for general corporate purposes.

13. On July 17, 2000, Mattel entered into a $200.0 million senior unsecured term loan which matures in July 2003. Interest will be charged at various rates selected by Mattel, ranging from a LIBOR-based rate to the bank reference rate. This term loan requires Mattel to meet financial covenants for consolidated debt-to-capital and interest coverage consistent with those required under Mattel's unsecured revolving credit agreement.

14. The table below presents information about segment revenues, operating profit and assets. Mattel's reportable segments are separately managed business units and include toy marketing and toy manufacturing. The Toy Marketing segment is divided on a geographic basis between domestic and international. The domestic Toy Marketing segment is further divided into US Girls, US Boys-Entertainment, US Infant & Preschool, and Other. The US Girls segment includes brands such as Barbie(R), Polly Pocket(R) and Cabbage Patch Kids(R). The US Boys-Entertainment segment includes products in the Wheels and Entertainment categories. The US Infant & Preschool segment includes Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R) and other preschool products. The Other segment principally sells specialty girls products, including American Girl(R), which are sold through the direct marketing distribution channel. The International Toy Marketing segment sells products in all toy categories. The Toy Manufacturing segment manufactures toy products, which are sold to the Toy Marketing segments based on intercompany transfer prices. Such prices are based on manufacturing costs plus a profit margin. Segment revenues do not include sales adjustments such as trade discounts and other allowances. However, such adjustments are included in the determination of segment profit from operations. Segment profit from operations represents income before interest expense and taxes. The consolidated total profit from operations presented in the following table represents income before income taxes as reported in the consolidated statements of operations. The segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

                                                   For the Three Months Ended    For the Six Months Ended
                                                ---------------------------------------------------------
                                                      June 30,       June 30,      June 30,      June 30,
(In thousands)                                          2000           1999          2000          1999
---------------------------------------------------------------------------------------------------------
REVENUES
Toy Marketing:
  US Girls                                          $  202,221     $  175,859    $  372,565    $  330,864
  US Boys-Entertainment                                128,026        128,337       245,699       245,122
  US Infant & Preschool                                234,008        218,660       417,005       392,909
  Other                                                 43,849         44,220        92,651        99,582
  International                                        262,594        287,825       482,828       523,861
Toy Manufacturing                                      395,865        297,198       729,626       487,381
---------------------------------------------------------------------------------------------------------
  Segment total                                      1,266,563      1,152,099     2,340,374     2,079,719
Elimination of intersegment sales                     (395,865)      (297,198)     (729,626)     (487,381)
Sales adjustments                                      (52,901)       (52,630)      (99,690)     (101,752)
---------------------------------------------------------------------------------------------------------
Net sales from continuing operations                $  817,797     $  802,271    $1,511,058    $1,490,586
=========================================================================================================
OPERATING PROFIT (LOSS)
Toy Marketing:
  US Girls                                          $   51,331     $   39,068    $   87,624    $   68,123
  US Boys-Entertainment                                 (6,674)           294        (5,807)        1,359
  US Infant & Preschool                                 15,045         13,680        20,863        16,515
  Other                                                (18,739)       (15,915)      (33,238)      (23,690)
  International                                           (369)         5,635       (19,632)       (5,695)
Toy Manufacturing                                       33,609         27,976        57,898        40,434
---------------------------------------------------------------------------------------------------------
  Segment total                                         74,203         70,738       107,708        97,046
Restructuring and other charges                          2,000       (293,100)        2,000      (293,100)
Executive severance and other
  related charges                                            -              -       (53,073)            -
Interest expense                                       (35,945)       (27,614)      (60,301)      (52,472)
Corporate and other                                    (31,968)       (20,410)      (49,688)      (39,280)
----------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes                    $    8,290     $ (270,386)   $  (53,354)   $ (287,806)
==========================================================================================================

ASSETS
                                                                June 30,           June 30,
(In thousands)                                                    2000               1999
-------------------------------------------------------------------------------------------
Toy Marketing:
  US Girls and US Boys-Entertainment *                        $  589,104         $  539,462
  US Infant & Preschool                                          341,394            351,060
  Other                                                          101,541             98,088
  International                                                  569,550            620,487
Toy Manufacturing                                                103,700             90,168
-------------------------------------------------------------------------------------------
  Segment total                                                1,705,289          1,699,265
Corporate and other                                              (14,388)           (20,011)
-------------------------------------------------------------------------------------------
Accounts receivable and inventories from
  continuing operations                                       $1,690,901         $1,679,254
===========================================================================================

  * Asset information is not maintained by individual segment.

15. In January 2000, Mattel and Warner Bros. Worldwide Consumer Products signed a licensing agreement making Mattel the worldwide master toy licensee for the literary characters from the Harry Potter books published by J.K. Rowling as well as for feature film and television properties developed by Warner Bros. Pictures featuring the Harry Potter characters. Mattel's worldwide toy licensing agreement involves the first two Harry Potter books and theatrical films. This agreement contains minimum royalty guarantees and has a term of four years, provided that the second theatrical film is released prior to January 1, 2003. If the second theatrical film is released subsequent to January 1, 2003, the agreement will be extended to a date twelve months after the release of the second theatrical film.

     Pursuant to the agreement, Mattel issued Warner Bros. Consumer Products a stock warrant, valued at $5.8 million, to purchase 3.0 million shares of Mattel's common stock at an exercise price of $10.875 per share. This warrant became fully vested and exercisable upon signing of the licensing agreement and expires on December 31, 2003.

16. During the second quarter of 1999, Mattel initiated a restructuring plan for its continuing business and incurred certain other nonrecurring charges totaling $293.1 million, approximately $227 million after-tax or $0.56 per share. The restructuring plan was aimed at leveraging global resources in the areas of manufacturing, marketing and distribution, eliminating duplicative functions worldwide and achieving improved operating efficiencies. The following are the major restructuring initiatives:

     .  Consolidation of the Infant and Preschool businesses;
     . Consolidation of the domestic and international back-office functions; . Consolidation of direct marketing operations;
     .  Realignment of the North American sales force;
     . Termination of various international distributor contracts; and . Closure of three higher cost manufacturing facilities.

     Severance and other compensation costs associated with the restructuring relate to the termination of approximately 3,000 employees around the world. Through June 30, 2000, approximately $56 million has been incurred related to the termination of nearly 2,950 employees, of which approximately 250 were terminated during 2000.

  Components of the accrued restructuring and other nonrecurring costs, including adjustments, related to continuing operations are as follows:


                                                         Balance                    Amounts      Balance
(In millions)                                         Dec. 31, 1999  Adjustments   Incurred   June 30, 2000
-----------------------------------------------------------------------------------------------------------
Severance and other compensation                               $ 54          $(5)      $(32)            $17
Distributor, license and other contract
  terminations                                                   10           (3)        (6)              1
Lease termination costs                                          15            -         (7)              8
-----------------------------------------------------------------------------------------------------------
  Total restructuring costs and asset writedowns                 79           (8)       (45)             26
Merger-related transaction and other costs                        4            -          -               4
Other nonrecurring charges                                       19            6         (3)             22
-----------------------------------------------------------------------------------------------------------
  Total restructuring, asset writedowns and
    other charges                                              $102          $(2)      $(48)            $52
===========================================================================================================

  The adjustments made in the 2000 second quarter largely reflect the reversal of excess restructuring reserves as a result of lower than anticipated costs to complete certain actions compared to previous estimates, partially offset by an increase in the reserve related to the Power Wheels(R) vehicle recall.

  The balance of severance and other compensation principally represents the continued consolidation and streamlining of Mattel's European operations, which are currently underway, and future cash payments for employees already terminated. The remaining restructuring largely consists of future cash payments on vacated leased spaces. The restructuring actions are substantially complete; however, future cash outlays will extend beyond this date largely due to severance payment options available to affected employees and future lease payments on vacated spaces. Total cash outlays are funded from existing cash balances and internally generated cash from continuing operations.

  The other nonrecurring charges principally relate to the October 1998 recall of Mattel's Power Wheels(R) vehicles and environmental remediation costs related to a manufacturing facility on a leased property in Beaverton, Oregon.

                         Mattel, Inc. and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Mattel is including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other words or phrases of similar terminology. Management cautions you that forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. In addition to the risk factors listed in Mattel's 1999 Annual Report on Form 10-K and Mattel's Current Report on Form 8-K dated July 6, 2000 and other important factors detailed herein and from time to time in other reports filed by Mattel with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

Marketplace Risks

- Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of Mattel's products

- Changes in public and consumer preferences, which may negatively affect Mattel's toy business

- Significant changes in the play patterns of children, whereby they are increasingly attracted to more developmentally advanced products at younger ages, which may affect brand loyalty and the perceived value of and demand for Mattel's products

- Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of Mattel's products and the costs associated with manufacturing and distributing these products

-  Significant changes in the buying patterns of major customers

- Shortages of raw materials or components, which may inhibit the timely manufacturing of Mattel's products

Financial Considerations

- Foreign currency exchange rate fluctuations, which may affect Mattel's reportable income

- Significant increases in interest rates, both domestically and internationally, which may negatively affect Mattel's cost of financing both its operations and investments

- Reductions in Mattel's credit ratings may negatively impact the cost of satisfying its financing requirements

Other Risks

- Mattel's inability to complete the timely sale of its Consumer Software segment, which may expose Mattel to further material operating losses and restructuring charges relating to that business

- Development of new technologies, including the Internet, which may create new risks to Mattel's ability to protect its intellectual property rights or affect the development, marketing and sales of Mattel's products

- Changes in laws or regulations, both domestically and internationally, including those affecting the Internet, consumer products, environmental activities, import and export laws or trade restrictions, which may lead to increased costs or interruption in normal business operations of Mattel

- Current and future litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in the normal business operations of Mattel

- Labor disputes, which may lead to increased costs or disruption of any of Mattel's operations

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

Mattel's portfolio of brands can be grouped in the following worldwide categories:

Girls - including Barbie(R) fashion dolls and accessories, collector dolls, Fashion Magic(R), Cabbage Patch Kids(R) and Polly Pocket(R)

Boys-Entertainment - including Hot Wheels(R), Matchbox(R), Tyco(R) Electric
        Racing and Tyco(R) Radio Control (collectively "Wheels"), Disney, Nickelodeon(R), and games and puzzles

Infant & Preschool - including Fisher-Price(R), Power Wheels(R), Sesame
        Street(R), Disney preschool and plush, Winnie the Pooh(R), See `N Say(R), Magna Doodle(R), View-Master(R) and Blue's Clues(R)

Direct Marketing - American Girl(R), Barbie(R), Wheels and Fisher-Price(R)

Mattel's business is seasonal, and, therefore, results of continuing operations are comparable only with corresponding periods.

RESULTS OF CONTINUING OPERATIONS - SECOND QUARTER


Consolidated Results
--------------------

Net income from continuing operations for the second quarter of 2000 was $6.0 million or $0.01 per share as compared to net loss of $211.0 million or $0.52 per share in the second quarter of 1999. Profitability in the second quarter of 1999 was negatively impacted by a $227.4 million or $0.56 per share after-tax charge related to restructuring and other non-recurring charges.

The following is a percentage analysis of results of continuing operations:

                                                                        For the Three Months Ended
                                                                      ------------------------------
                                                                        June 30,            June 30,
                                                                          2000                 1999
----------------------------------------------------------------------------------------------------
Net sales                                                                  100%                 100%
===================================================================================================
Gross profit                                                              44.5%                44.8%
Advertising and promotion expenses                                        12.1                 12.1
Other selling and administrative expenses                                 26.7                 24.7
Amortization of intangibles                                                1.6                  1.6
Restructuring and other charges                                           (0.2)                36.6
Other (income) expense, net                                               (1.1)                 0.1
---------------------------------------------------------------------------------------------------
Operating income (loss)                                                    5.4                (30.3)
Interest expense                                                           4.4                  3.4
---------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes               1.0%               (33.7)%
===================================================================================================

Net sales from continuing operations in the second quarter of 2000 increased 2% to $817.8 million, from $802.3 million in 1999. In local currency sales were up 4% compared to a year ago. Sales to customers within the US increased 7% and accounted for 71% of consolidated sales in the second quarter of 2000 compared to 68% in 1999. Sales to customers outside the US decreased 9% from the year ago quarter. However, before the unfavorable exchange impact, international sales decreased by 3% compared to 1999. Additionally, certain European markets continue to be impacted by retailer adjustments to just-in-time inventory practices coupled with delayed shipments from the newly expanded Northern European distribution center. Mattel expects improvement in the international markets as shipments more closely match the just-in-time inventory management by its retailers.

Sales in the worldwide Girls category increased 1% due to a 5% worldwide increase in Barbie(R) products, partially offset by decreases in sales of other girls products, including large and small dolls. Barbie(R) sales were up 19% in the US, but were down 15% internationally. Excluding the unfavorable exchange impact, Barbie(R) sales were down

9% in international markets. Sales of Boys-Entertainment increased 2% worldwide. Worldwide Wheels sales increased 1% led by the strong performance of Hot Wheels,(R) up 18% in the US and 21% internationally, partially offset by declines in Matchbox(R) and Tyco(R)Radio Control. The decrease in sales for Matchbox(R) was largely attributable to shipping fall items later this year compared to last year in the US and weakness internationally in its core markets due to just-in-time efforts by retailers. Sales of Entertainment products increased 4% worldwide, up 17% internationally due to the strength of Max Steel(TM) products. Sales in the Infant and Preschool category were flat worldwide, or up 2% before the unfavorable exchange impact. Fisher-Price(R) worldwide sales increased 21%, offset by declines in sales of Sesame Street(R), Disney Preschool and Winnie the Pooh(R). Mattel intends to grow its worldwide Infant and Preschool business through increased productivity and brand expansion by utilizing enhanced marketing and technological innovation, strengthening its retailer and consumer support and reducing its product costs. However, Mattel expects the current worldwide shortage of computer chips to have an adverse effect on sales of its products that incorporate such components, primarily its Infant and Preschool products. Direct marketing sales, which includes Pleasant Company, Barbie(R) Collector and Fisher-Price(R) catalogs increased 15% compared to last year.

Gross profit, as a percentage of net sales, was 44.5% in the second quarter of 2000 compared 44.8% last year. The positive impact of the product mix was offset by the unfavorable effect of exchange translations and higher shipping costs. Advertising and promotion, as a percentage of net sales, was 12.1% in both the second quarter of 1999 and 2000. Other selling, general and administrative expenses were 26.7% of net sales in 2000 compared to 24.7% in 1999, largely due to compensation costs for the recruiting and retention of senior executives. Other income, net increased by approximately $10 million due to favorable foreign exchange and investment gains. However, the overall foreign exchange negatively impacted Mattel in the quarter, after considering the impact on cost of goods sold and the translation of foreign sales and earnings. Interest expense was $35.9 million in 2000 compared with $27.6 million in the 1999 quarter largely due to higher short term borrowing necessitated by the previous funding of Mattel's software business. In addition, Mattel's overall interest rate is higher due to increased market rates and debt refinancing that occurred in the first half. Mattel's second quarter tax rate was 27.6%, consistent with full year expectations.

Business Segment Results
------------------------

Mattel's reportable segments are separately managed business units and include toy marketing and toy manufacturing. The Toy Marketing segment is divided on a geographic basis between domestic and international. The domestic Toy Marketing segment is further divided into US Girls, US Boys-Entertainment, US Infant & Preschool and Other. The US Girls segment includes products such as Barbie(R), Polly Pocket(R) and Cabbage Patch Kids(R). The US Boys-Entertainment segment includes products in the Wheels and Entertainment categories. The US Infant & Preschool segment includes Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R) and other preschool products. The Other segment principally sells girls specialty products, including American Girl(R), which are sold through the direct marketing distribution channel. The International Toy Marketing segment sells products in all toy categories.

The US Girls segment sales increased by 15% in 2000 compared to 1999 due to a 19% increase in sales of Barbie(R) products. Within the Barbie(R) product line, Mattel has employed strategies including targeting product for specific age groups, creating a new logo and package design, and supporting retailer demand for product in terms of earlier shipments and product offerings. The US Boys-Entertainment segment sales remained flat due to a 2% increase in sales of Wheels products, partially offset by a 6% decrease in sales of Entertainment products. The Wheels business experienced an 18% increase in sales of Hot Wheels(R), partially offset by a 33% decrease in Matchbox(R). The decrease in Matchbox(R) was due to shipping fall items later this year compared to last year. The decrease in Entertainment product sales was largely due to lower sales of Nickelodeon(R) product. The US Infant & Preschool segment sales increased 7% largely due to increased sales of core Fisher-Price(R) and Power Wheels(R) products, partially offset by declines in sales of Sesame Street(R), Disney Preschool and Winnie the Pooh(R) products.

Sales in the Other segment remained relatively flat with last year, as a 15% increase in Direct Marketing sales was offset by a decrease in sales of other non-core product. The International Toy Marketing segment sales decreased by 9% compared to last year, or 3% before the unfavorable foreign exchange impact. In local currency, Barbie(R) sales were down 9% and Infant & Preschool sales declined 12%, partially offset by a 27% increase in Entertainment sales and a 4% increase in Wheels sales. Sales in the Toy Manufacturing segment grew 33% largely due to increased orders by the Toy Marketing segments for all products.

Operating profit in the US Girls segment increased by 31%, largely due to increased sales of higher margin Barbie(R) products. The US Boys-Entertainment segment experienced an operating loss of $6.7 million in 2000 compared to profit of $0.3 million in 1999, largely due to lower volume and unfavorable product mix. Operating profit in the US Infant & Preschool segment increased 10% due to increased sales of relatively higher margin core Fisher-Price(R) products. Operating profit in the Other segment decreased by 18% largely due to increased operating costs to support the expansion of the direct marketing business and broader catalogue distribution. The International Toy Marketing segment operating profit declined from profit of $5.6 million in 1999 to a loss of $0.4 million in 2000 largely due to unfavorable product mix and exchange. The Toy Manufacturing segment profit increased 20% largely due to increased production.

RESULTS OF CONTINUING OPERATIONS - SIX MONTHS

Consolidated Results
--------------------

Net loss from continuing operations for the first half of 2000 was $38.6 million or $0.09 per share as compared to a net loss of $223.6 million or $0.56 per share in the first half of 1999. Profitability in the first half of 2000 was negatively impacted by a $38.4 million or $0.09 per share after-tax charge related to the departure of certain senior executives. Profitability in the first half of 1999 was negatively impacted by a $227.4 million or $0.56 per share after-tax charge related to restructuring and other non-recurring charges.

The following is a percentage analysis of results of continuing operations:

                                                                        For the Six Months Ended
                                                                    ------------------------------
                                                                       June 30,           June 30,
                                                                         2000               1999
--------------------------------------------------------------------------------------------------
Net sales                                                                 100%                 100%
==================================================================================================
Gross profit                                                             44.9%                45.3%
Advertising and promotion expenses                                       12.6                 12.6
Other selling and administrative expenses                                31.2                 26.8
Amortization of intangibles                                               1.7                  1.7
Restructuring and other charges                                          (0.1)                19.8
Other (income) expense, net                                              (1.0)                 0.2
--------------------------------------------------------------------------------------------------
Operating income (loss)                                                   0.5                (15.8)
Interest expense                                                          4.0                  3.5
--------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                      (3.5)%              (19.3)%
==================================================================================================

Net sales from continuing operations in the first half of 2000 increased 1% to $1,511.1 million, from $1,490.6 million in 1999. In local currency sales were up 3% compared to a year ago. Sales to customers within the US increased 6% and accounted for 72% of consolidated sales in the first half of 2000 compared to 68% in 1999. Sales to customers outside the US decreased 8% from a year ago. However, before the unfavorable exchange impact, international sales decreased by 2% compared to 1999. Additionally, certain European markets continue to be impacted by retailer adjustments to just-in-time inventory practices coupled with delayed shipments from the newly expanded Northern European distribution center. Mattel expects improvement in the international markets as shipments more closely match the just-in-time inventory management by its retailers.

Sales in the worldwide Girls category increased 1% due to a 6% worldwide increase in Barbie(R) products, partially offset by decreases in sales of other girls products, including large and small dolls. Barbie(R) sales were up 17% in the US, but were down 11% internationally. Excluding the unfavorable exchange impact, Barbie(R) sales were down 5% in international markets. Sales of Boys-Entertainment increased 2% worldwide. Worldwide Wheels sales decreased 1% due to declines in Matchbox(R) and Tyco(R)Radio Control, partially offset by an increase in Hot Wheels(R) sales. This category was impacted by Mattel's decision to reduce first quarter shipments of Wheels product in order to reduce the level of retail inventory that was left in December as a result of competition from Pokemon(TM). Additionally, second quarter sales for Matchbox(R) declined due to shipping fall items later this year compared to last year in the US and weakness internationally in its core markets due to just-in-time efforts by retailers. Sales of Entertainment products increased 9% worldwide, driven by the strength of Toy Story 2 and Max Steel(TM) products. Sales in the Infant and Preschool category were up 1% worldwide, or up 3% before the unfavorable exchange impact. Fisher-Price(R) worldwide sales increased 21%, offset by declines in sales of Sesame Street(R), Disney Preschool and Winnie the Pooh(R). Direct marketing sales increased 4% compared to last year.

Gross profit, as a percentage of net sales, was 44.9% in the first half of 2000 compared to 45.3% last year. The positive impact of the product mix was offset by the unfavorable effect of exchange translations and higher shipping costs. Advertising and promotion, as a percentage of net sales, was 12.6% in both 1999 and 2000. Other selling, general and administrative expenses, excluding the one-time severance expense, were 27.8% of net sales in 2000 compared to 26.8% in 1999, largely due to compensation costs for the recruiting and retention of senior executives. Other income, net, increased by approximately $19 million due to favorable foreign exchange and investment gains. However, the overall foreign exchange negatively impacted Mattel in the first half, after considering the impact on cost of goods sold and the translation of foreign sales and earnings. Interest expense was $60.3 million in 2000 compared with $52.5 million in 1999 largely due to higher short term borrowing necessitated by the previous funding of Mattel's software business. In addition, Mattel's overall interest rate is higher due to increased market rates and debt refinancing that occurred in the first half. Mattel's first half tax rate was 27.6%, consistent with full year expectations.

Business Segment Results
------------------------

The US Girls segment sales increased by 13% in 2000 compared to 1999 due to a 17% increase in sales of Barbie(R) product. Within the Barbie(R) product line, Mattel has employed strategies including targeting product for specific age groups, creating a new logo and package design, and supporting retailer demand for product in terms of earlier shipments and product offerings. The US Boys-Entertainment segment sales remained flat due to a 7% increase in sales of Entertainment products, partially offset by a 2% decrease in sales of Wheels products. The Wheels business experienced a 5% increase in sales of Hot Wheels(R), partially offset by a 23% decrease in Matchbox(R). The decrease in the Wheels category was impacted by Mattel's decision to reduce first quarter shipments of Wheels product in order to reduce the level of retail inventory that was left in December as a result of competition from Pokemon(TM). Additionally, second quarter sales for Matchbox(R) declined due to shipping fall items later this year compared to last year. The increase in Entertainment product sales was largely due to introduction of Max Steel(TM) and increased sales of Toy Story 2 product, partially offset by lower sales of Nickelodeon(R) product. The US Infant & Preschool segment sales increased 6% largely due to increased sales of core Fisher-Price(R) and Power Wheels(R) products, partially offset by declines in sales of Sesame Street(R), Disney Preschool and Winnie the Pooh(R) products.

Sales in the Other segment decreased 7%, as a 4% increase in Direct Marketing sales was offset by a decrease in sales of other non-core product. The International Toy Marketing segment sales decreased by 8% compared to last year, or 2% before the unfavorable foreign exchange impact. In local currency, Barbie(R) sales were down 5% and Infant & Preschool sales declined 7%, partially offset by a 19% increase in Entertainment sales and a 6% increase in Wheels sales. Sales in the Toy Manufacturing segment grew 50% largely due to increased orders by the Toy Marketing segments for all products.

Operating profit in the US Girls segment increased by 29%, largely due to increased sales of higher margin Barbie(R) products. The US Boys-Entertainment segment experienced an operating loss of $5.8 million in 2000 compared to profit of $1.4 million in 1999, largely due to unfavorable product mix. Operating profit in the US Infant & Preschool segment increased 26% due to greater sales of relatively higher margin core Fisher-Price(R) products. Operating profit in the Other segment decreased by 40% largely due to increased operating costs to support the expansion of the direct marketing business and broader catalogue distribution. The International Toy Marketing segment realized an operating loss of $19.6 million in 2000 compared to a loss of $5.7 million in 1999 largely due to unfavorable product mix and exchange. The Toy Manufacturing segment profit increased 43% largely due to increased production.

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

FINANCIAL POSITION

Mattel's cash position as of June 30, 2000 was $129.7 million, higher than the $53.9 million reported in the second quarter of 1999 but lower than the $247.4 million as of year end 1999. The $117.7 million decline compared to year end 1999 was principally due to the repayment of $100.0 million 6-3/4% Senior Notes that matured in May 2000 and the funding of the Consumer Software business, partially offset by the issuance of commercial paper and other short-term borrowings. Accounts receivable, net decreased slightly to $1,057.4 million compared to the balance of $1,064.1 million in June 1999. Inventory balances increased $18.3 million from the 1999 quarter end. Since year end 1999, inventory increased $197.2 million as a result of routine inventory buildup to support third and fourth quarter sales. Intangibles, net decreased $54.0 million compared to the year-ago quarter due to amortization. Other assets increased $317.0 million from the second quarter of 1999 and $116.0 million compared to year end 1999 primarily due to higher deferred income taxes.

Short-term borrowings increased $561.5 million compared to the 1999 second quarter end and $850.6 million compared to 1999 year end reflecting increased commercial paper issuances and other short-term borrowings to fund Mattel's seasonal financing needs, to support the Consumer Software business and to repay the $100.0 million 6-3/4% Senior Notes that matured in May 2000. Current portion of long-term liabilities decreased $130.6 million since second quarter 1999 due to the repayment of the 6-3/4% Senior Notes and $30.0 million of Medium-Term notes at maturity. Seasonal financing needs for the next twelve months for both continuing and discontinued operations are expected to be satisfied through internally generated cash, issuance of commercial paper, and use of Mattel's various short-term bank lines of credit. Accrued liabilities decreased $169.1 million since quarter end 1999 primarily due to activity related to the 1999 Mattel restructuring nearing completion.

A summary of Mattel's capitalization is as follows:

(In millions, except percentage
 information)                                   June 30, 2000                 June 30, 1999                  Dec. 31, 1999
---------------------------------------------------------------------------------------------------------------------------------
Medium-term notes                           $  540.5            19%       $  540.5            18%       $  540.5            17%
Senior notes                                   300.0            11           300.0            10           400.0            13
Other long-term debt obligations                42.0             2            42.7             2            42.4             2
---------------------------------------------------------------------------------------------------------------------------------
Total long-term debt                           882.5            32           883.2            30           982.9            32
Other long-term liabilities                    182.7             7           158.3             5           163.0             5
Stockholders' equity                         1,695.8            61         1,903.6            65         1,962.6            63
---------------------------------------------------------------------------------------------------------------------------------
                                            $2,761.0           100%       $2,945.1           100%       $3,108.5           100%
=================================================================================================================================

Total long-term debt remained relatively the same as second quarter 1999 and year end 1999. Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. Other long-term liabilities increased $24.4 million compared to second quarter 1999 due to increases in employee benefit plan liabilities. Stockholders' equity decreased $207.8 million since June 30, 1999, primarily as a result of operating losses, common and preferred dividends declared, treasury stock purchases, and the unfavorable effect of foreign currency translation, partially offset by the reissuance of treasury stock for the exercise of nonqualified stock options by Mattel's employees. Stockholder's equity declined $266.8 million from year end 1999 as a result of the cumulative 2000 operating loss, common dividends declared, and the unfavorable effect of foreign currency translation.

RESTRUCTURING AND OTHER CHARGES FROM CONTINUING OPERATIONS

During the second quarter of 1999, Mattel initiated a restructuring plan for its continuing business and incurred certain other nonrecurring charges totaling $293.1 million, approximately $227 million after-tax or $0.56 per share. The restructuring plan was aimed at leveraging global resources in the areas of manufacturing, marketing and distribution, eliminating duplicative functions worldwide and achieving improved operating efficiencies. The plan, which was designed to reduce product costs and overhead spending, resulted in actual cost savings of approximately $35 million in 1999. Mattel expects savings of approximately $90 million in 2000.

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

Severance and other compensation costs associated with the restructuring relate to the termination of approximately 3,000 employees around the world. Through June 30, 2000, approximately $56 million has been incurred related to the termination of nearly 2,950 employees, of which approximately 250 were terminated during 2000.

Components of the accrued restructuring and other nonrecurring costs, including adjustments, related to the continuing operations are as follows:


                                                         Balance                    Amounts      Balance
(In millions)                                         Dec. 31, 1999  Adjustments   Incurred   June 30, 2000
-------------------------------------------------------------------------------------------------------------
Severance and other compensation                               $ 54          $(5)      $(32)            $17
Distributor, license and other contract
  terminations                                                   10           (3)        (6)              1
Lease termination costs                                          15            -         (7)              8
-------------------------------------------------------------------------------------------------------------
  Total restructuring costs and asset writedowns                 79           (8)       (45)             26
Merger-related transaction and other costs                        4            -          -               4
Other nonrecurring charges                                       19            6         (3)             22
-------------------------------------------------------------------------------------------------------------
  Total restructuring, asset writedowns and
    other charges                                              $102          $(2)      $(48)            $52
=============================================================================================================

The adjustments made in the 2000 second quarter largely reflect the reversal of excess restructuring reserves as a result of lower than anticipated costs to complete certain actions compared to previous estimates, partially offset by an increase in the reserve related to the Power Wheels(R) vehicle recall.

The balance of severance and other compensation principally represents the continued consolidation and streamlining of Mattel's European operations, which are currently underway, and future cash payments for employees already terminated. The remaining restructuring largely consists of future cash payments on vacated leased spaces. The restructuring actions are complete; however, future cash outlays will extend beyond this date largely due to severance payment options available to affected employees and future lease payments on vacated spaces. Total cash outlays are funded from existing cash balances and internally generated cash from continuing operations.

The other nonrecurring charges principally relate to the October 1998 recall of Mattel's Power Wheels(R) vehicles and environmental remediation costs related to a manufacturing facility on a leased property in Beaverton, Oregon.

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

Mattel filed a petition requesting the California Supreme Court to review the decision of the Court of Appeal. The petition was denied on June 14, 2000. Jurisdiction will be restored to the trial court for further proceedings. Mattel intends to continue to defend the action vigorously.

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

On March 3, 2000, the Judicial Panel on Multidistrict Litigation granted Mattel's motion, pursuant to 28 U.S.C. (S) 1407, for coordinated or consolidated pretrial proceedings in the United States District Court for the Central District of California of all pending (S) 10(b) and (S) 14(a) federal securities litigation cases.

On July 6, 2000, plaintiffs filed a Consolidated Amended Complaint in the (S) 10(b) actions. On that same day, plaintiffs also filed a Consolidated Amended Complaint in the (S) 14(a) actions.

Two additional purported class action complaints have been brought against Mattel as successor to Learning Company and the former directors of Learning Company on behalf of former stockholders of Broderbund Software, Inc. ("Broderbund") who acquired shares of Learning Company in exchange for their Broderbund common stock in connection with the Learning Company-Broderbund merger on August 31, 1998. The complaints in those actions generally allege that Learning Company misstated its financial results prior to the time it was acquired by Mattel. The purported class actions brought on behalf of Mattel and Broderbund stockholders are currently pending in the United States District Court for the Central District of California.

On July 14, 2000, plaintiffs filed a Consolidated Amended Complaint in the Broderbund cases.

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

On March 17, 2000, a Mattel stockholder filed a second derivative complaint on behalf and for the benefit of Mattel in the Superior Court of the State of California, County of Los Angeles. On March 27, 2000, a Mattel stockholder filed a third derivative complaint on behalf and for the benefit of Mattel in the Court of Chancery of the State of Delaware in and for New Castle County. Both complaints generally allege that Mattel's directors breached their fiduciary duties and grossly mismanaged Mattel in connection with Mattel's acquisition of Learning Company. The complaints seek both monetary and injunctive relief. On May 5, 2000, the parties entered into a stipulation staying the Delaware derivative action.

On May 15, 2000, a Mattel stockholder filed a fourth derivative complaint on behalf of and for the benefit of Mattel in the Superior Court of the State of California, County of Los Angeles. The complaint generally alleges that Mattel's directors breached their fiduciary duties and wasted Mattel's assets by approving severance packages for Mattel's former chief executive officer and president. The complaint seeks monetary relief.

On July 12, 2000, the plaintiffs in the first derivative action filed a notice of related case with respect to the two other derivative actions pending in the Superior Court of California, County of Los Angeles.

Mattel believes the purported class actions and derivative suits are without merit and intends to defend them vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Mattel was held on June 7, 2000 for the purpose of electing directors and approving the appointment of independent accountants. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of management's nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:

                              Shares Voted               Votes
                                  "FOR"                 Withheld
---------------------------------------------------------------------
Eugene P. Beard                  333,263,715             13,564,936
Harold Brown                     305,426,487             13,566,736
Robert A. Eckert                 159,136,831              6,972,829
Tully M. Friedman                305,801,874             13,566,736
Ronald M. Loeb                   300,358,803             13,567,236
Andrea L. Rich                   306,286,542             13,565,236
William D. Rollnick              300,377,834             13,567,236
Christopher A. Sinclair          301,263,332             13,567,236
John L. Vogelstein               300,577,009             13,567,236
Ralph V. Whitworth               389,140,024             13,566,436

The proposal to appoint PricewaterhouseCoopers LLP as independent accountants for Mattel for the year ending December 31, 2000 was ratified by the following vote:

    Shares Voted          Shares Voted          Shares            Broker
       "FOR"               "AGAINST"         "ABSTAINING"       "NON-VOTE"
----------------------------------------------------------------------------
    331,756,136            5,856,105           1,739,916               -

A stockholder proposal regarding certain reports related to the condition of Mattel's manufacturing facilities by the board of directors was included in the proxy statement dated April 28, 2000. The proposal was rejected by the following vote:

    Shares Voted          Shares Voted          Shares            Broker
       "FOR"               "AGAINST"         "ABSTAINING"       "NON-VOTE"
----------------------------------------------------------------------------
     35,993,510           183,716,176         14,468,177        105,174,294

A stockholder proposal regarding a shareholder vote on Mattel's shareholder rights plan was included in the proxy statement dated April 28, 2000. The proposal was approved by the following vote:

    Shares Voted          Shares Voted          Shares            Broker
       "FOR"               "AGAINST"         "ABSTAINING"       "NON-VOTE"
--------------------------------------------------------------------------------
    155,649,328            75,334,592          3,193,939        105,174,298

A stockholder proposal regarding the composition of the board of directors was included in the proxy statement dated April 28, 2000. The proposal was rejected by the following vote:

    Shares Voted          Shares Voted          Shares            Broker
       "FOR"               "AGAINST"         "ABSTAINING"       "NON-VOTE"
--------------------------------------------------------------------------------
     55,013,394            175,760,178         3,404,287        105,174,298

A stockholder proposal regarding management compensation was included in the proxy statement dated April 28, 2000. The proposal was rejected by the following vote:

    Shares Voted          Shares Voted          Shares            Broker
       "FOR"               "AGAINST"         "ABSTAINING"       "NON-VOTE"
--------------------------------------------------------------------------------
     28,309,157            202,432,074         3,436,632        105,174,294


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits
                 --------

                 11.0 Computation of Income (Loss) per Common and Common Equivalent Share
                 12.0 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
                 27.0   Financial Data Schedule (EDGAR filing only)
                 99.0 Loan Agreement dated April 7, 2000 between Mattel and Adrienne Fontanella
                 99.1 Loan Agreement dated April 7, 2000 between Mattel and Matthew C. Bousquette
                 99.2 Loan Agreement dated April 7, 2000 between Mattel and Neil B. Friedman
                 99.3 Loan Agreement dated May 18, 2000 between Mattel and Robert A. Eckert
                 99.4 Summary of Principal Terms of Employment Agreement between Robert A. Eckert and Mattel dated May 15, 2000

         (b)     Reports on Form 8-K
                 -------------------

                 Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended June 30, 2000:


                                                          Financial Statements
                    Date of Report     Items Reported         Filed
                 --------------------------------------------------------------
                     April 6, 2000          5, 7                 None
                     May 18, 2000           5, 7                 None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MATTEL, INC.
                                      -------------------------------------
                                      (Registrant)


Date: As of July 25, 2000        By:  /s/ William S. Guarisco
      -------------------             -------------------------------------
                                      William S. Guarisco
                                      Senior Vice President and Corporate
                                      Controller