Form 10-Q
period 2000-09-30
MATTEL INC /DE/
filed 2000-11-13
CIK 63276

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               Form 10-Q


       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended September 30, 2000
                                          ------------------
                                  OR

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



                  Commission file number   001-05647
                  ----------------------------------
                             MATTEL, INC.
                             ------------

        (Exact name of registrant as specified in its charter)


Delaware                                                     95-1567322
------------------------------------------------------------------------

(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                   Identification No.)

333 Continental Boulevard, El Segundo, California           90245-5012
------------------------------------------------------------------------
(Address of principal executive offices                     (Zip Code)


(Registrant's telephone number, including area code)     (310) 252-2000
                                                         ---------------

(Former name, former address and former fiscal year,
if changed since last report)                                      None
                             -------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [ X ]     No  [   ]


Number of shares outstanding of registrant's common stock, $1.00 par value, (including 1,946,957 common shares issuable upon exchange of outstanding exchangeable shares of Softkey Software Products Inc.) as of November 8, 2000:

                          426,751,540 shares


                               PART I -- FINANCIAL INFORMATION
                               -------------------------------

                                Mattel, Inc. and Subsidiaries
                                 Consolidated Balance Sheets

                                            Sept. 30,  Sept. 30,    Dec. 31,
(In thousands)                                2000       1999         1999
------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and short-term investments           $   95,815 $   61,192   $  247,354
  Marketable securities                         40,933          -            -
  Accounts receivable, net                   1,456,314  1,684,066    1,001,972
  Inventories                                  655,706    640,939      436,316
  Prepaid expenses and other current assets    209,473    258,483      166,217
------------------------------------------------------------------------------

     Total current assets                    2,458,241  2,644,680    1,851,859
------------------------------------------------------------------------------

PROPERTY, PLANT and EQUIPMENT
  Land                                          32,993     34,532       34,882
  Buildings                                    257,670    267,633      270,185
  Machinery and equipment                      560,875    544,781      552,625
  Capitalized leases                            23,271     23,271       23,271
  Leasehold improvements                        71,831     54,973       74,812
------------------------------------------------------------------------------
                                               946,640    925,190      955,775

  Less: accumulated depreciation               456,651    412,655      422,142
------------------------------------------------------------------------------
                                               489,989    512,535      533,633

  Tools, dies and molds, net                   172,202    190,387      191,158
------------------------------------------------------------------------------

    Property, plant and equipment, net         662,191    702,922      724,791
------------------------------------------------------------------------------

OTHER NONCURRENT ASSETS
  Intangible assets, net                     1,149,548  1,218,367    1,200,622
  Net investment in discontinued operations     24,944    504,094      461,986
  Other assets                                 548,972    236,830      434,706
------------------------------------------------------------------------------

                                            $4,843,896 $5,306,893   $4,673,964
==============================================================================

The accompanying notes are an integral part of these financial statements.

                            Mattel, Inc. and Subsidiaries
                        Consolidated Balance Sheets (Continued)

                                            Sept. 30,  Sept. 30,   Dec. 31,
                                              2000       1999        1999
(In thousands, except share data)
-----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                    $  737,459  $  945,447  $  369,549
  Current portion of long-term liabilities      2,582     133,285       3,173
  Accounts payable                            373,994     349,198     293,277
  Accrued liabilities                         703,599     700,206     714,633
  Liabilities of discontinued operations      230,076           -           -
  Income taxes payable                         47,792     131,627     184,789
-----------------------------------------------------------------------------
    Total current liabilities               2,095,502   2,259,763   1,565,421
-----------------------------------------------------------------------------

LONG-TERM LIABILITIES
  Senior notes                                300,000     300,000     400,000
  Medium-term notes                           540,500     540,500     540,500
  Long-term debt                              432,576      42,542      42,380
  Other                                       167,240     158,926     162,976
-----------------------------------------------------------------------------

    Total long-term liabilities             1,440,316   1,041,968   1,145,856
-----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
 Special voting preferred stock $1.00
   par value, $10.00 liquidation preference
   per share, one share authorized, issued
   and outstanding, representing the voting
   rights of 2.2 million, 3.9 million,and
   3.2 million outstanding exchangeable
   shares, respectively                             -           -           -
 Common stock $1.00 par value, 1.0 billion
   shares authorized; 435.2 million shares
   shares, 432.8 million shares, and 433.6
   million shares issued, respectively        435,232     432,766     433,563
 Additional paid-in capital                 1,711,813   1,739,226   1,728,954
 Treasury stock at cost; 10.9 million shares,
   11.8 million shares and 12.0 million
   shares, respectively                      (327,670)   (389,551)   (361,825)
 (Accumulated deficit) retained earnings     (215,545)    458,524     401,642
  Accumulated other comprehensive loss       (295,752)   (235,803)   (239,647)
 -----------------------------------------------------------------------------

    Total stockholders' equity              1,308,078   2,005,162   1,962,687
------------------------------------------------------------------------------

                                           $4,843,896  $5,306,893  $4,673,964
==============================================================================

The accompanying notes are an integral part of these financial statements.


                                   Mattel, Inc. and Subsidiaries
                                Consolidated Statements of Operations


                                              For the              For the
                                            Three Months         Nine Months
                                               Ended                Ended
                                       --------------------- ---------------------
                                       Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
(In thousands,except per share amounts)  2000       1999       2000       1999
----------------------------------------------------------------------------------
NET SALES                              $1,583,763 $1,587,703 $3,094,821 $3,078,289

Cost of sales                             917,145    805,881  1,749,967  1,621,434
----------------------------------------------------------------------------------
GROSS PROFIT                              666,618    781,822  1,344,854  1,456,855

Advertising and promotion expenses        225,209    222,597    415,082    410,633
Other selling and administrative
 expenses                                 224,695    204,722    697,605    604,752
Amortization of intangibles                13,275     13,123     39,180     39,095
Restructuring and other charges            17,900          -     15,900    293,100
Interest expense                           42,625     36,019    102,926     88,491
Other expense (income), net                 7,656     (1,469)    (7,743)     1,760
----------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                135,258    306,830     81,904     19,024
Provision for income taxes                 31,564     84,685     16,835     20,490
-----------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS  103,694    222,145     65,069     (1,466)

DISCONTINUED OPERATIONS (See Note 2)
 Loss from discontinued operations,
  net of taxes                           (440,560)   (86,812)  (567,166)   (62,486)
-----------------------------------------------------------------------------------

NET INCOME (LOSS)                        (336,866)   135,333   (502,097)   (63,952)
Less: preferred stock dividend
 requirements                                   -          -          -      3,980
-----------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO
 COMMON SHARES                         $ (336,866) $ 135,333  $(502,097) $ (67,932)
===================================================================================

INCOME (LOSS) PER COMMON
 SHARE - BASIC
Income (loss) from continuing
  operations                           $     0.24  $    0.52  $    0.15  $   (0.01)
Loss from discontinued operations           (1.03)     (0.20)     (1.33)     (0.16)
-----------------------------------------------------------------------------------
Net income (loss)                      $    (0.79) $    0.32  $   (1.18) $   (0.17)
===================================================================================
Weighted average number of common
 shares                                   426,394    425,148    425,903    410,316
===================================================================================

INCOME (LOSS) PER COMMON
  SHARE - DILUTED
Income (loss) from continuing
 operations                            $     0.24  $    0.52  $    0.15  $   (0.01)
Loss from discontinued operations           (1.03)     (0.20)     (1.33)     (0.16)
-----------------------------------------------------------------------------------
Net income (loss)                      $    (0.79) $    0.32  $   (1.18) $   (0.17)
===================================================================================
Weighted average number of common
 and common equivalent shares             426,945    429,455    426,712    410,316
===================================================================================
Dividends Declared Per Common Share    $     0.09  $    0.09  $    0.27  $    0.26
===================================================================================

The accompanying notes are an integral part of these financial statements.

                                     4

                                 Mattel, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows

                                                        For the
                                                    Nine Months Ended
                                               -----------------------------
                                               Sept. 30,         Sept. 30,
(In thousands)                                   2000              1999
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $(502,097)        $ (63,952)
Deduct: loss from discontinued operations       (567,166)          (62,486)
----------------------------------------------------------------------------
Income (loss) from continuing operations          65,069            (1,466)
Adjustments to reconcile income (loss) from
 continuing operations to net cash flows
 from operating activities:
   Noncash restructuring and one-time charges     25,581            48,094
   Depreciation                                  144,318           138,913
   Amortization                                   45,694            41,676
Increase (decrease) from changes
 in assets and liabilities:
   Accounts receivable                          (481,922)         (758,656)
   Inventories                                  (248,687)          (74,345)
   Prepaid expenses and other
    current assets                               (16,889)          (25,385)
   Accounts payable, accrued
    liabilities and income taxes payable          64,957            49,080
   Other, net                                      6,630             2,473
----------------------------------------------------------------------------
Net cash flows used for operating
 activities of continuing operations            (395,249)         (579,616)
----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tools, dies and molds               (61,557)          (81,491)
Purchases of other property, plant
 and equipment                                   (53,081)          (64,613)
Proceeds from sale of other
 property, plant and equipment                     5,444             2,303
Other, net                                           (20)          (14,740)
----------------------------------------------------------------------------
Net cash flows used for investing
 activities of continuing operations            (109,214)         (158,541)
----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net                       370,286           825,751
Proceeds from issuance of long-term debt         390,710                 -
Payment of senior note                          (100,000)                -
Exercise of stock options including
 related tax benefit                              12,512            56,897
Purchase of treasury stock                             -           (51,047)
Payment of dividends on common and
 preferred stock                                (115,155)          (87,791)
Other, net                                          (555)             (597)
----------------------------------------------------------------------------
Net cash flows from financing activities
 of continuing operations                        557,798           743,213
----------------------------------------------------------------------------

NET CASH USED FOR DISCONTINUED OPERATIONS       (201,824)         (154,599)
EFFECT OF EXCHANGE RATE CHANGES ON CASH           (3,050)           (1,719)
----------------------------------------------------------------------------
DECREASE IN CASH AND SHORT-TERM
 INVESTMENTS                                    (151,539)         (151,262)
CASH AND SHORT-TERM INVESTMENTS
 AT BEGINNING OF PERIOD                          247,354           212,454
----------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS
 AT END OF PERIOD                              $  95,815         $  61,192
============================================================================

The accompanying notes are an integral part of these statements.

                     Mattel, Inc. and Subsidiaries
              Notes to Consolidated Financial Information

1. The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of Mattel, Inc. and its subsidiaries' ("Mattel") financial position and interim results as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period's presentation. Because Mattel's business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

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


2. On March 31, 2000, Mattel's board of directors resolved to sell its Consumer Software segment, which was comprised primarily of the assets of The Learning Company, Inc. ("Learning Company") As a result of this decision, the Consumer Software segment is being reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements have been reclassified to segregate the net investment in, and the liabilities and operating results of the Consumer Software segment.

     On October 18, 2000, Mattel sold Learning Company to an affiliate of Gores Technology Group in return for a contractual right to receive future consideration based on income generated from its business operations and/or the net proceeds derived by the new company upon the sale of its assets or other liquidating events, or its enterprise value at the end of five years. As a result of the sale, a loss from discontinued operations has been recorded in the consolidated statements of operations as follows:


                                  For the Three Months     For the Nine Months
                                         Ended                  Ended
                                  ---------------------------------------------
                                  Sept. 30,   Sept. 30,   Sept. 30,  Sept. 30,
     (In millions)                  2000        1999        2000       1999
     --------------------------------------------------------------------------
     Loss before income taxes     $     -     $(130.8)    $(179.6)   $(94.7)
     Benefit for income taxes           -        44.0        53.0      32.2
     --------------------------------------------------------------------------
     Net loss                           -       (86.8)     (126.6)    (62.5)
     --------------------------------------------------------------------------
     Loss on disposal              (398.9)          -      (398.9)        -
     Actual and estimated losses
      during phase-out period      (195.8)          -      (195.8)        -
     --------------------------------------------------------------------------
                                   (594.7)          -      (594.7)   -
     Benefit for income taxes       154.1           -       154.1         -
     --------------------------------------------------------------------------
     Net loss on disposal          (440.6)          -      (440.6)        -
     --------------------------------------------------------------------------
     Total loss from discontinued
      operations                  $(440.6)    $ (86.8)    $(567.2)   $(62.5)
     ==========================================================================

     The net sales of the Consumer Software segment for the quarters ended September 30, 2000 and 1999 were $111.2 million and $237.5 million, respectively, and the year-to-date net sales as of September 30, 2000 and 1999 were $287.2 million and $666.1 million, respectively.

     Actual losses of the Consumer Software segment from the measurement date of March 31, 2000 as well as estimated losses through the date of disposal have been recorded as part of the loss from discontinued operations for the three months ended September 30, 2000.

     The net investment in discontinued operations as of September 30, 2000 represents the net assets of Mattel Media (the remaining portion of Mattel's Consumer Software segment) as of that date, reduced for estimated net losses during the phase-out period. Mattel is in discussion with potential partners with respect to the licensing of Mattel's brands for use in media-related products to be sold by the potential partners.

     Liabilities of Learning Company retained by Mattel as of September 30, 2000 totaled approximately $230 million, including principal and interest of approximately $206 million related to Learning Company's 5-1/2% Senior Convertible Notes maturing on November 1, 2000, and are included in liabilities of discontinued operations in the consolidated balance sheets. Transaction costs of approximately $24 million, primarily consisting of severance, and professional and legal fees, have also been accrued as of September 30, 2000.

3. Accounts receivable are shown net of allowances of $24.6 million (Sept. 30, 2000), $32.9 million (Sept. 30, 1999), and $29.5 million
     (Dec. 31, 1999).

4.   Inventories are comprised of the following:


                                           Sept. 30,   Sept. 30,    Dec. 31,
     (In thousands)                          2000        1999         1999
     -------------------------------------------------------------------------
     Raw materials and work in progress    $  57,418   $  62,346    $  41,452
     Finished goods                          598,288     578,593      394,864
     -------------------------------------------------------------------------
                                           $ 655,706   $ 640,939    $ 436,316
     =========================================================================

5.   Intangibles, net include the following:

                                           Sept. 30,    Sept. 30,    Dec. 31,
     (In thousands)                          2000         1999         1999
     --------------------------------------------------------------------------
     Goodwill                              $1,141,486   $1,208,626   $1,191,227
     Other                                      8,062        9,741        9,395
     --------------------------------------------------------------------------
                                           $1,149,548   $1,218,367   $1,200,622
     ===========================================================================

6.   Short-term borrowings include the following:

                                           Sept. 30,    Sept. 30,    Dec. 31,
     (In thousands)                          2000         1999         1999
     ---------------------------------------------------------------------------
     Notes payable                         $119,959     $337,447     $121,805
     Commercial paper                       617,500      608,000      247,744
     ---------------------------------------------------------------------------
                                           $737,459     $945,447     $369,549
     ===========================================================================

7. Senior notes include the following:

                                        Sept. 30,    Sept. 30,    Dec. 31,
     (In thousands)                       2000         1999         1999
     --------------------------------------------------------------------------
     6% due 2003                        $ 150,000    $  150,000   $  150,000
     6-1/8% due 2005                      150,000       150,000      150,000
     6-3/4% due 2000                            -             -      100,000
     --------------------------------------------------------------------------
                                        $ 300,000    $  300,000   $  400,000
     ==========================================================================

8. Long-term debt includes the following:


                                        Sept. 30,    Sept. 30,     Dec. 31,
     (In thousands)                       2000         1999          1999
     -------------------------------------------------------------------------
     Euro notes due 2002                $ 190,710    $      -      $      -
     Term loan due 2003                   200,000           -             -
     Mortgage note due 2005                41,866      42,542        42,380
     -------------------------------------------------------------------------
                                        $ 432,576    $ 42,542      $ 42,380
     =========================================================================

9.   Comprehensive loss is as follows:

                                                   For the Nine Months Ended
                                                 -----------------------------
                                                   Sept. 30,        Sept. 30,
     (In thousands)                                  2000             1999
     -------------------------------------------------------------------------
     Income (loss) from continuing operations      $  65,069        $ (1,466)
     Loss from discontinued operations              (567,166)        (62,486)
     -------------------------------------------------------------------------
     Net loss                                       (502,097)        (63,952)
     Unrealized (loss) gain on securities:
       Unrealized holding (losses) gains arising
        during the period                             (2,712)          2,800
       Less: reclassification adjustment
        for realized gains included in net loss            -         (11,143)
     Currency translation adjustments                (53,393)        (29,562)
     -------------------------------------------------------------------------
     Comprehensive loss                            $(558,202)      $(101,857)
     ==========================================================================


10.Supplemental disclosure of cash flow information is as follows:

                                                  For the Nine Months Ended
                                                  --------------------------
                                                  Sept. 30,        Sept. 30,
     (In thousands)                                 2000             1999
     -----------------------------------------------------------------------
     Cash payments during the period:
       Interest                                   $120,117         $ 83,418
       Income taxes                                 27,270           61,153

     Noncash investing and financing
     activities during the period:
       Receipt of marketable securities from
        sale of business                          $ 42,167         $      -
       Issuance of common stock warrant              5,789                -
       Common stock issued for acquisitions:
         Settlement of earn-out agreements               -            5,547
     -----------------------------------------------------------------------

11. The board of directors declared cash dividends of $0.09 per common share in both the third quarter of 2000 and 1999.

12. Basic income (loss) per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares and common shares obtainable upon the exchange of the exchangeable shares of Mattel's Canadian subsidiary, Softkey Software Products Inc. ("Softkey"), outstanding during each period. Earnings available to common stockholders represent reported net income
     (loss) less preferred stock dividend requirements.

     Diluted income (loss) per common share is computed by dividing diluted earnings available to common stockholders by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Softkey, and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, and conversion of dilutive preferred stock and convertible debt, as applicable. Diluted earnings available to common stockholders represent earnings available to common stockholders less preferred stock dividend requirements. Dilutive securities are included in the calculation of weighted average shares outstanding for those periods in which Mattel recorded income from continuing operations. For the quarter and year to date periods ended September 30, 2000, premium price stock options totaling 18.8 million, convertible debt and warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the quarter and year to date periods ended September 30, 2000, other nonqualified stock options totaling 32.7 million and
     29.7 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Premium price stock options totaling 18.6 million, other nonqualified stock options totaling 19.2 million, convertible debt and warrants were excluded from the calculation of diluted earnings per share in the 1999 third quarter because they were anti-dilutive.

13.  On July 5, 2000, Mattel completed an offering in Europe of Euro
     200 million aggregate principal amount of Notes due July 2002.
     Interest is payable annually in July at the rate of Euro 6.625%. Cash proceeds of approximately $191 million were received by Mattel and were used for general corporate purposes. Mattel entered into a hedge transaction to convert the interest rate and principl amount from Euro to US dollars.

14. On July 17, 2000, Mattel entered into a $200.0 million senior unsecured term loan that matures in July 2003. Interest is charged at various rates selected by Mattel, ranging from a LIBOR-based rate to the bank reference rate. This term loan requires Mattel to meet financial covenants for consolidated debt-to-capital and interest coverage consistent with those required under Mattel's unsecured revolving credit agreement.

15. The table below presents information about segment revenues, operating profit and assets. Mattel's reportable segments are separately managed business units and include toy marketing and toy manufacturing. The Toy Marketing segment is divided on a geographic basis between domestic and international. The domestic Toy Marketing segment is further divided into US Girls, US Boys-Entertainment, US Infant & Preschool, and Other. The US Girls segment includes brands such as Barbie(R), Polly Pocket(R) and Cabbage Patch Kids(R). The US Boys-Entertainment segment includes products in the Wheels and Entertainment categories. The US Infant & Preschool segment includes Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R) and other preschool products. The Other segment principally sells specialty girls products, including American Girl(R), which are sold through the direct marketing distribution channel. The International Toy Marketing segment sells products in all toy categories. The Toy Manufacturing segment manufactures toy products, which are sold to the Toy Marketing segments based on intercompany transfer prices.
     Such prices are based on manufacturing costs plus a profit margin. Segment revenues do not include sales adjustments such as trade discounts and other allowances. However, such adjustments are included in the determination of segment profit from operations. Segment profit from operations represents income before restructuring and other special charges, interest expense and taxes. The consolidated total profit from operations presented in the following table represents income before income taxes as reported in the consolidated statements of operations. The segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

                              For the Three Months      For the Nine Months
                                      Ended                     Ended
                              ------------------------------------------------
                              Sept. 30,    Sept. 30,    Sept. 30,   Sept. 30,
(In thousands)                  2000         1999         2000        1999
------------------------------------------------------------------------------
   REVENUES
   Toy Marketing:
     US Girls                 $  422,136   $ 393,914    $ 794,701   $  725,178
     US Boys-Entertainment       257,932     274,873      503,660      520,095
     US Infant & Preschool       423,285     413,259      840,290      806,168
     Other                        58,366      58,609      150,913      157,776
     International               515,942     545,533      998,770    1,069,394
   Toy Manufacturing             622,424     546,910    1,352,050    1,034,291
------------------------------------------------------------------------------
     Segment total             2,300,085   2,233,098    4,640,384    4,312,902
   Elimination of
    intersegment sales          (622,424)   (546,910)  (1,352,050)  (1,034,291)
   Sales adjustments             (93,898)    (98,485)    (193,513)    (200,322)
-------------------------------------------------------------------------------
   Net sales from continuing
    operations                $1,583,763  $1,587,703   $3,094,821   $3,078,289
===============================================================================
OPERATING PROFIT (LOSS)
   Toy Marketing:
     US Girls                 $  120,807  $  120,917   $  208,646  $  189,040
     US Boys-Entertainment        29,270      39,447       23,492      40,806
     US Infant & Preschool        69,682      63,231       90,545      79,746
     Other                       (10,621)    (12,294)     (43,859)    (31,584)
     International                57,323      93,663       37,691      87,968
   Toy Manufacturing              44,781      65,242      102,679     105,676
-------------------------------------------------------------------------------
     Segment total               311,242     370,206      419,194     471,652
   Restructuring and
    other charges (a)            (17,900)          -      (15,900)   (293,100)
   Interest expense              (42,625)    (36,019)    (102,926)    (88,491)
   Corporate and other (b)      (115,459)    (27,357)    (218,464)    (71,037)
-------------------------------------------------------------------------------
   Income from continuing
    operations before income
    taxes                     $  135,258  $  306,830   $   81,904   $  19,024
===============================================================================

   ASSETS
                                                  Sept. 30,      Sept. 30,
   (In thousands)                                   2000           1999
------------------------------------------------------------------------------
   Toy Marketing:
     US Girls and US Boys-Entertainment (c)       $  786,381     $  786,580
     US Infant & Preschool                           349,512        469,089
     Other                                           118,872        127,424
     International                                   776,674        886,985
   Toy Manufacturing                                 100,588         82,002
------------------------------------------------------------------------------
    Segment total                                  2,132,027      2,352,080
   Corporate and other                               (20,007)       (27,075)
------------------------------------------------------------------------------
   Accounts receivable and inventories from
     continuing operations                        $2,112,020     $2,325,005
==============================================================================

  (a) For the three months and nine months ended September 30, 2000, restructuring and other charges represents $22.9 million in charges related to the 2000 financial realignment plan (see Note 18), offset by $5.0 million and $7.0 million, respectively, of adjustments related to the 1999 restructuring plan (see Note 19).

  (b) For the three months and nine months ended September 30, 2000, corporate and other includes $87.4 million of charges related to the first phase of the financial realignment plan (see Note 18). The nine months ended also includes a $53.1 million charge related to the departure of certain senior executives.

  (c) Asset information is not maintained by individual segment.


16. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative
                                                -------------------------
     Instruments and Hedging Activities.  This statement requires companies
     -----------------------------------
     to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. Mattel is required to adopt this statement for its fiscal year beginning January 1, 2001. Management believes the adoption of this statement will not have a material impact on Mattel's consolidated financial position or results of operations.

17. In January 2000, Mattel and Warner Bros. Worldwide Consumer Products signed a licensing agreement making Mattel the worldwide master toy licensee for the literary characters from the Harry Potter books authored by J.K. Rowling as well as for feature film and television properties developed by Warner Bros. Pictures featuring the Harry Potter characters. Mattel's worldwide toy licensing agreement involves the first two Harry Potter books and theatrical films.
     This agreement contains minimum royalty guarantees and has a term of four years, provided that the second theatrical film is released prior to January 1, 2003. If the second theatrical film is released subsequent to January 1, 2003, the agreement will be extended to a date twelve months after the release of the second theatrical film.

     Pursuant to the agreement, Mattel issued Warner Bros. Consumer Products a stock warrant, valued at $5.8 million, to purchase 3.0 million shares of Mattel's common stock at an exercise price of $10.875 per share. This warrant became fully vested and exercisable upon signing of the licensing agreement and expires on December 31, 2003.

18. During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin, selling general and administrative expenses, operating profit and cash flow. The plan will require a total pre-tax charge estimated at approximately
     $250 million or $170 million on an after-tax basis. In the third quarter, Mattel recorded a pre-tax charge of $110.3 million, approximately $74 million after-tax or $0.18 per diluted share related to the initial phase of the financial realignment plan. In accordance with generally accepted accounting principles, future pre-tax implementation costs of approximately $140 million could not be accrued in the third quarter of 2000. These costs will be recorded over the next two and a half years.

 The following are the major initiatives included in the financial realignment plan:

     o  Reduce excess manufacturing capacity;
     o Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;
     o Eliminate product lines that do not meet required levels of profitability;
     o  Improve supply chain performance and economics;
     o Eliminate approximately 10% of total worldwide headcount or 350 positions at US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company through a combination of layoffs, elimination of open requisitions, attrition and retirements; and
     o  Close and consolidate certain international offices.

     Of the total third quarter pre-tax charge of $110.3 million, approximately $23 million is classified as a restructuring charge, which relates to the elimination of positions at headquarters locations in El Segundo, Fisher-Price and Pleasant Company, closure of certain international offices and consolidation of facilities. Total headcount reduction as a result of the restructuring is approximately 600 employees. The components of the restructuring costs are as follows (in millions):


     Severance and other compensation                    $ 19
     Asset writedowns                                       2
     Lease termination costs                                1
     Other                                                  1
     ---------------------------------------------------------
      Total restructuring costs and asset writedowns     $ 23
     =========================================================


19. During the second quarter of 1999, Mattel initiated a restructuring plan for its continuing business and incurred certain other nonrecurring charges totaling $293.1 million, approximately $227 million after-tax or $0.56 per diluted share for the quarter. The restructuring plan was aimed at leveraging global resources in the areas of manufacturing, marketing and distribution, eliminating duplicative functions worldwide and achieving improved operating efficiencies. The following are the major restructuring initiatives:

     o  Consolidation of the Infant and Preschool businesses;
     o  Consolidation of the domestic and international back-office functions;
     o  Consolidation of direct marketing operations;
     o  Realignment of the North American sales force;
     o  Termination of various international distributor contracts; and
     o  Closure of three higher cost manufacturing facilities.

     Severance and other compensation costs associated with the restructuring relate to the termination of approximately 3,000 employees around the world, of which approximately 300 were terminated during 2000. Through September 30, 2000, approximately $59 million as been incurred related to employee terminations.


     Components of the accrued restructuring and other nonrecurring costs, including adjustments, related to continuing operations are as follows:


                               Balance                             Balance
                               Dec. 31,                Amounts    Sept. 30,
     (In millions)               1999    Adjustments   Incurred      2000
     -----------------------------------------------------------------------
     Severance and other
      compensation             $ 54      $(11)         $(35)       $ 8
     Distributor, license
      and other contract
      terminations               10        (4)           (6)         -
     Lease termination costs     15         3            (9)         9
     -----------------------------------------------------------------------
       Total restructuring costs 79       (12)          (50)        17
     Merger-related transaction
      and other costs             4        (1)            -          3
     Other nonrecurring charges  19         6            (5)        20
     -----------------------------------------------------------------------
     Total restructuring and
      other charges            $102      $ (7)         $(55)       $40
     =======================================================================

     The adjustments made in 2000 largely reflect the reversal of excess restructuring reserves as a result of lower than anticipated costs to complete certain actions compared to previous estimates, partially offset by an increase in the reserve related to the Power Wheels(R) vehicle recall.

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

                     Mattel, Inc. and Subsidiaries
                Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             ---------------------------------------------

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Mattel is including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other words or phrases of similar terminology. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the risk factors listed in Mattel's 1999 Annual Report on Form 10-K and Mattel's Current Report on Form 8-K dated July 6, 2000 and other important factors detailed herein and from time to time in other reports filed by Mattel with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

Marketplace Risks
-----------------

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

Financial Considerations
------------------------

-  Foreign currency exchange rate fluctuations, which may affect
   Mattel's reportable income

- Significant increases in interest rates, both domestically and internationally, which may negatively affect Mattel's cost of financing both its operations and investments

- Reductions in Mattel's credit ratings, which may negatively impact the cost of satisfying its financing requirements

Other Risks
-----------

- Mattel's inability to successfully implement all phases of the financial realignment plan and realize the anticipated cost savings and improved cash flows

- Development of new technologies, including digital media and the Internet, which may create new risks to Mattel's ability to protect its intellectual property rights or affect the development, marketing and sales of Mattel's products

- Changes in laws or regulations, both domestically and internationally, including those affecting the Internet, consumer products, environmental activities, import and export laws or trade restrictions, which may lead to increased costs or interruption in normal business operations of Mattel

- Current and future litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption in the normal business operations of Mattel

- Labor disputes, which may lead to increased costs or disruption of any of Mattel's operations

The risks included herein are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors which could materially and adversely impact Mattel's business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict the impact of all such risk factors on Mattel's business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

SUMMARY
-------

Mattel designs, manufactures, and markets a broad variety of family products on a worldwide basis through both sales to retailers and direct to consumers. Mattel's business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines, and to successfully market those products and product lines. Mattel plans to continue to focus on its portfolio of traditional brands that have historically had worldwide sustainable appeal. Mattel also intends to expand its core brands through the Internet, and licensing and entertainment partnerships.

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


RESTRUCTURING AND OTHER CHARGES FROM CONTINUING OPERATIONS
----------------------------------------------------------

2000 Financial Realignment Plan
-------------------------------

During the third quartr of 2000, Mattel initiated a financial realignment plan designed to improve gross margin, selling, general and administrative expenses, operating profit and cash flow. The plan will require a total pre-tax charge estimated at approximately $250 million or $170 million on an after-tax basis. In the third quarter, Mattel recorded a pre-tax charge of $110.3 million, approximately $74 million after-tax or $0.18 per diluted share related to the initial phase of the financial realignment plan. In accordance with generally accepted accounting principles, future pre-tax implementation costs of approximately $140 million could not be accrued in the third quarter of 2000. These costs will be recorded over the next two and a half years. Under the plan, Mattel expects to generate approximately
$200 million of savings over the next three years.

The following are the major initiatives included in the financial realignment plan:

o  Reduce excess manufacturing capacity;
o Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;
o  Eliminate product lines that do not meet required levels of profitability;
o  Improve supply chain performance and economics;
o Eliminate approximately 10% of total worldwide headcount or 350 positions at US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company through a combination of layoffs, elimination of open requisitions, attrition and retirements; and
o  Close and consolidate certain international offices.

Of the total third quarter charge of $110.3 million, approximately $23 million is classified as a restructuring charge, which relates to the elimination of positions at headquarters locations in El Segundo, Fisher-Price and Pleasant Company, closure of certain international offices and consolidation of facilities. Total headcount reduction as a result of the restructuring is approximately 600 employees. The components of the restructuring costs are as follows (in millions):


Severance and other compensation                  $ 19
Asset writedowns                                     2
Lease termination costs                              1
Other                                                1
-------------------------------------------------------
 Total restructuring costs and asset writedowns    $23
=======================================================

As part of its financial realignment plan, Mattel also announced during the third quarter of 2000 a reduction in the annual cash dividend from $0.36 per share to $0.05 per share. The quarterly dividend of $0.09 per share for the fourth quarter of 2000 has been eliminated and the $0.05 per share annual dividend rate will become effective in December 2001. The reduction of the dividend will result in annual cash savings of approximately
$130 million.


1999 Restructuring and Nonrecurring Charge
------------------------------------------

During the second quarter of 1999, Mattel initiated a restructuring plan for its continuing business and incurred certain other nonrecurring charges totalling $293.1 million, approximately $227 million after-tax or $0.56 per diluted share. The restructuring plan was aimed at leveraging global resources in the areas of manufacturing, marketing and distribution, eliminating duplicative functions worldwide and achieving improved operating efficiencies. The plan, which was designed to reduce product costs and overhead spending, resulted in actual cost savings of approximately $35 million in 1999. Mattel expects savings of approximately $90 million in 2000.

The following are the major restructuring initiatives:

o  Consolidation of the Infant and Preschool businesses;
o  Consolidation of the domestic and international back-office functions;
o  Consolidation of direct marketing operations;
o  Realignment of the North American sales force;
o  Termination of various international distributor contracts; and
o  Closure of three higher cost manufacturing facilities.

Severance and other compensation costs associated with the restructuring relate to the termination of approximately 3,000 employees around the world, of which approximately 300 were terminated during 2000. Through September 30, 2000, approximately $59 million has been incurred related to employee terminations.

Components of the accrued restructuring and other nonrecurring costs, including adjustments, related to the continuing operations are as follows:



                               Balance                             Balance
                               Dec. 31,                Amounts     Sept. 30,
(In millions)                    1999    Adjustments   Incurred      2000
----------------------------------------------------------------------------
Severance and other
 compensation                  $ 54      $(11)         $(35)       $ 8
Distributor, license and
 other contract terminations     10        (4)           (6)         -
Lease termination costs          15         3            (9)         9
----------------------------------------------------------------------------
  Total restructuring costs      79       (12)          (50)        17
Merger-related transaction
 and other costs                  4        (1)            -          3
Other nonrecurring charges       19         6            (5)        20
----------------------------------------------------------------------------
  Total restructuring and
    other charges              $102      $ (7)         $(55)       $40
============================================================================

The adjustments made in 2000 largely reflect the reversal of excess restructuring reserves as a result of lower than anticipated costs to complete certain actions compared to previous estimates, partially offset by an increase in the reserve related to the Power Wheels(R) vehicle recall.

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



RESULTS OF CONTINUING OPERATIONS - THIRD QUARTER
------------------------------------------------

Consolidated Results
--------------------

Net income from continuing operations for the third quarter of 2000 was $103.7 million or $0.24 per diluted share as compared to net income of $222.1 million or $0.52 per diluted share in the third quarter of 1999. Profitability in the third quarter of 2000 was negatively impacted by a $110.3 million pre-tax charge related to the first phase of the 2000 financial realignment plan, partially offset by a $5.0 million reversal of the 1999 restructuring charge. The combined effect resulted in a pre-tax net charge of $105.3 million, approximatgely $71 million after-tax or $0.17 per diluted share.

The following table provides a comparison of the reported results and the results excluding special charges for the third quarter 2000 versus 1999:



                                           For the Three Months Ended
                                ----------------------------------------------
                                         Sept. 30, 2000
                                ----------------------------------
                                Reported   Special   Results Excl.   Sept. 30,
(In millions)                    Results   Charges   Special Chgs.     1999
------------------------------------------------------------------------------
Net sales                       $1,583.8   $    -    $1,583.8        $1,587.7
==============================================================================
Gross profit                    $  666.6   $ (72.0)  $  738.6        $  781.8
Advertising and promotion
  expenses                         225.2       3.8      221.4           222.6
Other selling and
  administrative expenses          224.7       2.1      222.6           204.7
Amortization of intangibles         13.2       0.4       12.8            13.1
Restructuring and other charges     17.9      17.9          -               -
Other expense (income), net          7.7       9.1       (1.4)           (1.4)
------------------------------------------------------------------------------
Operating income                   177.9    (105.3)     283.2           342.8
Interest expense                    42.6         -       42.6            36.0
------------------------------------------------------------------------------
Income from continuing
 operations before income taxes  $ 135.3   $(105.3)  $  240.6        $  306.8
==============================================================================

Net sales from continuing operations in the third quarter of 2000 were $1,583.8 million, essentially flat compared with last year. In local currency, sales were up 2% compared to a year ago. Sales to customers within the US increased 2% and accounted for 69% of consolidated sales in the third quarter of 2000 compared to 68% in 1999. Sales to customers outside the US decreased 5% from the year ago quarter. However, before the unfavorable exchange impact, international sales increased by 2% compared to 1999.

Sales in the worldwide Girls category increased 2% due to a 6% worldwide increase in Barbie(R) products, partially offset by decreases in sales of other girls products, including large and small dolls. Barbie(R) sales were up 9% in the US and 1% in the international markets. Excluding the unfavorable exchange impact, Barbie(R) sales were up 9% in international markets. Sales in the Infant and Preschool category were down 2% worldwide, or flat with last year before the unfavorable impact of foreign exchange. Worldwide sales of core Fisher-Price(R) product grew 29%, up 42% in the US and flat in the international markets. Consistent with the performance in domestic markets, Fisher-Price(R) product sales are showing improvement in international markets. Excluding the unfavorable exchange impact, core Fisher-Price(R) products were up 10% in international markets. Declines in worldwide sales for Sesame Street(R), Disney preschool and Winnie the Pooh(R) offset domestic growth in core Fisher-Price(R) products, partially due to the current worldwide shortage of electronic chips. Sales of Boys-Entertainment decreased 3% worldwide, or flat before the unfavorable impact of foreign exchange. Worldwide Wheels sales decreased 9% partially due to electronic chip shortages and product availability issues. Recently, Mattel has seen a slow improvement in electronic chip availability and pricing; however, since the majority of the product line for 2000 has already been manufactured, the worldwide shortage of electronic chips had an adverse effect on current year sales of products that incorporate such components. Mattel believes it will have access to adequate supplies of electronic chips for the manufacture of products in 2001, but that prices may increase if overall supply of such electronic chips continues to fall short of overall demand. Sales of Entertainment products increased 11% worldwide, up 28% internationally, largely due to the strength of Max Steel(TM) products. Direct marketing sales, which include Pleasant Company, Barbie(R) Collector and Fisher-Price(R) catalogs increased 15% compared to last year.

Gross profit, as a percentage of net sales, was 42.1% in the third quarter of 2000 compared 49.2% last year. Cost of sales as reported includes a $72.0 million special charge related to the termination of a variety of licenses, other contractual arrangements and elimination of product lines that do not deliver an adequate level of profitability. Excluding the special charge, gross profit was 46.6% in the third quarter of 2000 compared to 49.2% a year ago. The margin was negatively impacted by unfavorable product mix and foreign exchange rates. Excluding the $3.8 million special charge related to the termination of a contractual arrangement, advertising as a percentage of net sales was 14.0%, consistent with the prior year, and tracking to the full year target of 15%. Excluding the $2.1 million special charge related to settlement of certain litigation matters, other selling, general and administrative expenses were 14.0% of net sales in 2000 compared to 12.9% in 1999. The increase is largely due to compensation costs for the recruiting and retention of senior executives. Other expense, net includes a $9.1 million special charge related to the writeoff of certain noncurrent assets. Interest expense was $42.6 million in 2000 compared with $36.0 million in the 1999 quarter largely due to higher borrowings necessitated by the previous funding of Mattel's Consumer Software business.
In addition, Mattel's overall interest rate is higher due to increased market rates and debt refinancing that occurred during the quarter. Mattel's third quarter tax rate before special charges was 27.6%, consistent with full year expectations.


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

The US Girls segment sales increased by 7% in 2000 compared to 1999 due to a 9% increase in sales of Barbie(R) products. Within the Barbie(R) product line, Mattel has employed strategies including targeting products for specific age groups, creating a new logo and package design, and supporting retailer demand for products in terms of earlier shipments and product offerings. The US Boys-Entertainment segment sales decreased 6% due to a 9% decrease in sales of Wheels products partially due to the worldwide electronic chip shortage and product availability issues. Sales of Entertainment products remained flat, as growth from Max Steel(R) and Mattel games were offset by lower sales of movie-related toy products since the third quarter of 1999 included strong sales of Toy Story 2 products. The US Infant & Preschool segment sales increased 2% largely due to increased sales of core Fisher-Price(R) and Power Wheels(R) products, partially offset by declines in sales of Sesame Street(R), Disney preschool and Winnie the Pooh(R) products.

Sales in the Other segment remained relatively flat with last year, as a 15% increase in Direct Marketing sales was offset by a decrease in sales of other non-core products. The International Toy Marketing segment sales decreased by 5% compared to last year. Excluding the unfavorable foreign exchange impact, sales grew by 2% due to increased sales of Barbie(R), Fisher-Price(R) and Entertainment products. Sales in the Toy Manufacturing segment grew 14% largely due to increased orders by the Toy Marketing segments for all products.

Operating profit in the US Girls segment remained relatively flat on increased volume largely due to change in product mix and increased freight costs resulting from higher oil prices. The US Boys-
Entertainment segment experienced a 26% decline in operating profit, largely due to lower volume, unfavorable product mix and increased freight costs. Operating profit in the US Infant & Preschool segment increased 10% due to increased sales of relatively higher margin core Fisher-Price(R) products. The Other segment experienced an operating loss of $10.6 million in 2000 compared to a loss of $12.3 million in 1999 of which nearly half the loss in each period was due to goodwill amortization charges. Within this segment, improvement in the direct marketing margin is partially offset by increased operating costs to support the expansion of the direct marketing business and broader catalog distribution. The International
Toy Marketing segment operating profit declined 39% largely due to unfavorable product mix and exchange. The Toy Manufacturing segment profit decreased 32% largely due to increased product costs. Recent increases in worldwide oil prices have increased certain costs for Mattel, including transportation costs and the cost of resin, which is a component of many of Mattel's products. Mattel believes it will continue to have access to adequate supplies of resin; however, if oil prices continue to increase, then the cost of resin will likely increase.


RESULTS OF CONTINUING OPERATIONS - NINE MONTHS
----------------------------------------------

Consolidated Results
--------------------

Net loss from continuing operations for the first nine months of 2000 was $65.1 million or $0.15 per diluted share compared to a net loss of $1.5 million or $0.01 per diluted share in the first nine months of 1999. Profitability in the first nine months of 2000 was negatively impacted by a $110.3 million charge for the initial phase of the financial realignment plan and a $53.1 million charge for the departure of certain senior executives in the first quarter. These charges were partially offset by a $7.0 million reversal of the 1999 reserve related to restructuring and other charges. The combined effect resulted in a pre-tax charge totaling $156.4 million, approximately $108 million after taxes or $0.25 per diluted share. Profitability in the first nine months of 1999 was negatively impacted by a $227.4 million or $0.55 per diluted share after-tax charge related to restructuring and other nonrecurring charges.

The following table provides a comparison of the reported results and the results excluding special charges for the first nine months of 2000 versus 1999:


                                        For the Nine Months Ended
                    -----------------------------------------------------------
                          Sept. 30, 2000               Sept. 30, 1999
                    -----------------------------------------------------------
                                       Results                        Results
                                       Excl.                          Excl.
                    Reported  Special  Special    Reported  Special   Special
(In millions)       Results   Chgs.    Chgs.      Results   Chgs.     Chgs.
-------------------------------------------------------------------------------
Net sales           $3,094.8  $     -  $3,094.8   $3,078.3  $     -   $3,078.3
===============================================================================
Gross profit        $1,344.9  $ (72.0) $1,416.9   $1,456.9  $     -   $1,456.9
Advertising and
 promotion expenses    415.1      3.8     411.3      410.6        -      410.6
Other selling and
 administrative
 expenses              697.6     55.2     642.4      604.8        -      604.8
Amortization of
 intangibles            39.2      0.4      38.8       39.1        -       39.1
Restructuring
 and other charges      15.9     15.9         -      293.1    293.1          -
Other (income)
 expense, net           (7.7)     9.1     (16.8)       1.8        -        1.8
-------------------------------------------------------------------------------
Operating income       184.8    156.4     341.2      107.5    293.1      400.6
Interest expense       102.9        -     102.9       88.5        -       88.5
-------------------------------------------------------------------------------
Income from
 continuing
 operations before
 income taxes       $   81.9   $156.4   $ 238.3    $  19.0  $ 293.1   $  312.1
===============================================================================



Net sales from continuing operations in the first nine months of 2000 increased 1% to $3,094.8 million, from $3,078.3 million in 1999. In local currency, sales were up 3% compared to a year ago. Sales to customers within the US increased 4% and accounted for 70% of consolidated sales in the first nine months of 2000 compared to 67% in 1999. Sales to customers outside the US decreased 7% from a year ago. However, before the unfavorable exchange impact, international sales were flat compared to 1999. During the nine months, certain European markets were adversely impacted by retailer adjustments to just-in-time inventory practices coupled with delayed shipments from the newly expanded Northern European distribution center. Mattel expects improvement in the international markets as shipments more closely match the just-in-time inventory management by its retailers.

Sales in the worldwide Girls category increased 2% due to a 6% worldwide increase in Barbie(R) products, partially offset by decreases in sales of other girls products, including large and small dolls. Barbie(R) sales were up 13% in the US, but were down 5% internationally.
Excluding the unfavorable exchange impact, Barbie(R) sales were up 2% in international markets. Sales in the Infant and Preschool category were relatively flat, up 1% before the unfavorable exchange impact. Worldwide sales of core Fisher-Price(R) products increased 24%, offset by declines in sales of Sesame Street(R), Disney preshool and Winnie the Pooh(R). Sales of Boys-Entertainment were relatively flat worldwide. Worldwide Wheels sales decreased 6% partially due to electronic chip and product availability issues, and just-in-time inventory practices at certain international retailers.
Sales of Entertainment products increased 10% worldwide, largely driven by the strength of Max Steel(TM) and Mattel games products. Direct marketing sales increased 8% compared to last year.

Gross profit, as a percentage of net sales, was 43.5% in the first nine months of 2000 compared to 47.3% last year. Excluding the $72.0 million special charge, gross profit was 45.8% in 2000 compared to 47.3% a year ago. The positive impact of the product mix was offset by the unfavorable effect of exchange translations and higher shipping costs. Excluding the special charge, advertising and promotion, as a percentage of net sales, was 13.3% in 2000, consistent with 1999. Excluding the special charge, other selling, general and administrative expenses were 20.8% of net sales in 2000 compared to 19.6% in 1999, largely due to compensation costs for the recruiting and retention of senior executives. Excluding the special charge, other income, net, increased by approximately $19 million due to favorable foreign exchange and investment gains. However, overall foreign exchange negatively impacted Mattel in the first nine months, after considering the impact on cost of sales and the translation of foreign sales and earnings. Interest expense was $102.9 million in 2000 compared with $88.5 million in 1999 largely due to higher short-term borrowing necessitated by the funding of Mattel's Consumer Software business. In addition, Mattel's overall interest rate is higher due to increased market rates and debt refinancing that occurred in the first half. Mattel's tax rate before special charges for the first nine months was 27.6%, consistent with full year expectations.


Business Segment Results
------------------------

The US Girls segment sales increased by 10% in 2000 compared to 1999 due to a 13% increase in sales of Barbie(R) products. Within the Barbie(R) product line, Mattel has employed strategies including targeting products for specific age groups, creating a new logo and package design, and supporting retailer demand for products in terms of earlier shipments and product offerings. The US Boys-Entertainment segment sales declined by 3% due to a 6% decrease in sales of Wheels products partially due to the worldwide electronic chip shortage and product availability issues, and just-in-time inventory practices at certain international retailers. Sales in the Entertainment category increased 3% largely due to introduction of Max Steel(TM) and growth of Mattel games products, partially offset by lower sales of movie-related products since the first nine months of 1999 included strong sales of Toy Story 2 products. The US Infant & Preschool segment sales increased 4% largely due to increased sales of core Fisher-Price(R) and Power Wheels(R) products, partially offset by declines in sales of Sesame Street(R), Disney preschool and Winnie the Pooh(R) products.

Sales in the Other segment decreased 4%, as an 8% increase in Direct Marketing sales was offset by a decrease in sales of other non-core products. The International Toy Marketing segment sales decreased by 7% compared to last year, or flat before the unfavorable foreign exchange impact. In local currency, Entertainment sales increased by 26% largely due to the strength of Max Steel(TM), Barbie(R) sales were up 2%, Wheels sales remained flat, and Infant & Preschool sales declined 7%. Sales in the Toy Manufacturing segment grew 31% largely due to increased orders by the Toy Marketing segments for all products.

Operating profit in the US Girls segment increased by 10%, largely due to increased sales of higher margin Barbie(R) products. The US Boys-Entertainment segment experienced a 42% decrease in operating profit, largely due to lower volume and unfavorable product mix. Operating profit in the US
Infant & Preschool segment increased 14% due to greater sales of relatively higher margin core Fisher-Price(R) products. Operating profit in the Other segment decreased by 39% largely due to increased operating costs to support the expansion of the direct marketing business and broader catalog distribution. The International Toy Marketing segment operating profit decreased 57% largely due to unfavorable product mix and exchange. The Toy Manufacturing segment profit decreased 3% largely due to increased sales to the marketing units, offset by higher material costs.


DISCONTINUED OPERATIONS
-----------------------

On March 31, 2000, Mattel's board of directors resolved to sell its Consumer Software segment, which was comprised primarily of the assets of Learning Company. As a result of this decision, the Consumer
Software segment is being reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements have been reclassified to segregate the net investment in, liabilities and operating results of the Consumer Software segment.

On October 18, 2000, Mattel sold Learning Company to an affiliate of Gores Technology Group in return a contractual right to receive future consideration based on income generated from its business operations and/or the net proceeds derived by the new company upon the sale of its assets or other liquidating events, or its enterprise value at the end of five years.


FINANCIAL POSITION
------------------

Mattel's cash position as of September 30, 2000 was $95.8 million, higher than the $61.2 million reported in the third quarter of 1999 but lower than the $247.3 million as of year end 1999. The $151.5 million decline compared to year end 1999 was principally due to the repayment of $100.0 million 6-3/4% Senior Notes that matured in May 2000 and the funding of the Consumer Software business, partially offset by the issuance of commercial paper, proceeds received from the issuance of the Euro Notes and the term loan, and sales of receivables. In the third quarter of 2000, Mattel received marketable securities as part of the sale of the CyberPatrol business unit, which were valued at $40.2 million as of the balance sheet date. Accounts receivable, net decreased to $1,456.3 million compared to the balance of $1,684.1 million in September 1999 due to sales of receivables and increased collection activity. Since year end 1999, inventory increased $219.4 million as a result of routine inventory buildup to support fourth quarter sales. Other assets increased $312.1 million from the third quarter of 1999 and $114.3 million compared to year end
1999 primarily due to higher deferred income taxes. Net investment in discontinued operations decreased $479.2 million compared to third quarter 1999 and $437.0 million since year end 1999 primarily due to the sale of Learning Company during the quarter.

Short-term borrowings increased $367.9 million compared to 1999 year end reflecting increased commercial paper issuances and other short-term borrowings to fund Mattel's seasonal financing needs and to support the Consumer Software business. Current portion of long-term liabilities decreased $130.7 million since third quarter 1999 primarily due to the repayment of $100.0 million of 6-3/4% Senior Notes and $30.0 million of Medium-Term notes at maturity. Seasonal financing needs for the next twelve months for continuing operations are expected to be satisfied through internally generated cash, issuance of commercial paper, and use of Mattel's various short-term bank lines of credit. Liabilities of discontinued operations of $230.1 million represents the liabilities of Learning Company assumed at the time of sale and accrued transaction costs. Income taxes payable decreased $83.8 million compared to third quarter 1999 and $137.0 million compared to year end 1999 as a result of tax benefits recorded related to the loss from discontinued operations.


A summary of Mattel's capitalization is as follows:


(In millions, except percentage  Sept. 30,       Sept. 30,       Dec. 31,
 information)                       2000           1999            1999
-------------------------------------------------------------------------------
Medium-Term notes                $  540.5   19%  $  540.5   18%  $  540.5   17%
Senior notes                        300.0   11      300.0   10      400.0   13
Other long-term debt obligations    432.6   16       42.5    1       42.4    2
-------------------------------------------------------------------------------
Total long-term debt              1,273.1   46      883.0   29      982.9   32
Other long-term liabilities         167.2    6      158.9    5      163.0    5
Stockholders' equity              1,308.1   48    2,005.2   66    1,962.6   63
-------------------------------------------------------------------------------
                                 $2,748.4  100%  $3,047.1  100%  $3,108.5  100%
===============================================================================

Total long-term debt increased during the quarter due to issuance of Euro
200 million Notes ($197.1 million) and a $200.0 million term loan, partially offset by the repayment of $100.0 million of senior notes upon maturity when compared to year end 1999. Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. Stockholders' equity decreased $697.1 million since September 30, 1999, primarily as a result of cumulative losses from discontinued operations, common dividends declared, treasury stock purchases, and the unfavorable effect of foreign currency translation, partially offset by income from continuing operations and the reissuance of treasury stock for the exercise of nonqualified stock options by Mattel's employees. Stockholders' equity declined $654.6 million from year end 1999 as a result of cumulative losses from discontinued operations, common dividends declared, and the unfavorable effect of foreign currency translation, partially offset by income from continuing operations.

FOREIGN CURRENCY RISK
---------------------

Mattel's results of operations and cash flows can be impacted by exchange rate fluctuations. To limit the exposure associated with exchange rate movements, Mattel enters into foreign currency forward exchange option and swap contracts primarily to hedge its third-party debt, purchase of inventory, sales and other intercompany transactions denominated in foreign currencies. Mattel's results of operations can also be affected by the translation of foreign revenues and earnings into US dollars.

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

                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Litigation Related to Learning Company Earnings Shortfall
---------------------------------------------------------

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

On March 3, 2000, the Judicial Panel on Multidistrict Litigation granted Mattel's motion, pursuant to 28 U.S.C.Section 1407, for coordinated or consolidated pretrial proceedings in the United States District Court for the Central District of California of all pending Section 10(b) and
Section 14(a) federal securities litigation cases.

On July 6, 2000, plaintiffs filed a Consolidated Amended Complaint in the
Section 10(b) actions. On that same day, plaintiffs also filed a Consolidated Amended Complaint in the Section 14(a) actions. Mattel, along with the other named defendants, filed motions to dismiss the actions relating to plaintiffs'
Section 10(b) and 14(a) claims. The motions are scheduled to be heard in December 2000.

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

On July 14, 2000, plaintiffs filed a Consolidated Amended Complaint in the Broderbund cases. Mattel, along with the other named defendants, filed a motion to dismiss this action on August 28, 2000. The motion is scheduled to be heard in December 2000.

On October 25, 1999, a Mattel stockholder filed a derivative complaint on behalf and for the benefit of Mattel in the Superior Court of the State of California, County of Los Angeles. The complaint alleges that Mattel's directors breached their fiduciary duties, wasted corporate assets and grossly mismanaged Mattel in connection with Mattel's acquisition of Learning Company and seeks both monetary and injunctive relief. On February 10, 2000, the Court dismissed the complaint with leave to amend. In March 2000, Mattel and the other defendants entered into a stipulation with the plaintiff staying the action.

On March 17, 2000, a Mattel stockholder filed a second derivative complaint on behalf and for the benefit of Mattel in the Superior Court of the State of California, County of Los Angeles. On August 18, 2000, the plaintiff in this action filed an amended complaint to include allegations surrounding the severance packages offered to Mattel's former chief executive officer and president. On March 27, 2000, a Mattel stockholder filed a third derivative complaint on behalf and for the benefit of Mattel in the Court of Chancery of the State of Delaware in and for New Castle County. Both complaints generally allege that Mattel's directors breached their fiduciary duties and grossly mismanaged Mattel in connection with Mattel's acquisition of Learning Company. The complaints seek both monetary and injunctive relief. On May 5, 2000, the parties entered into a stipulation staying the Delaware derivative action.

On May 15, 2000, a Mattel stockholder filed a fourth derivative complaint on behalf of and for the benefit of Mattel in the Superior Court of the State of California, County of Los Angeles. The complaint generally alleges that Mattel's directors breached their fiduciary duties and wasted Mattel's assets by approving severance packages for Mattel's former chief executive officer and president. The complaint seeks monetary relief. On September 18, 2000, Mattel, along with the other named defendants, filed a demurrer seeking to dismiss this action. The demurrer was withdrawn when the plaintiff in this action agreed to abide by the terms of the prior stipulation staying the other California derivative actions.

On October 30, 2000, the Superior Court granted a motion consolidating the three California derivative actions for all purposes and appointing the plaintiffs' lead counsel.

Mattel believes the purported class actions and derivative suits are without merit and intends to defend them vigorously.


Greenwald Litigation and Related Matters
----------------------------------------

On October 13, 1995, Michelle Greenwald filed a complaint (Case No. YC 025 008) against Mattel in Superior Court of the State of California, County of Los Angeles. Ms Greenwald is a former employee whom Mattel terminated in July 1995. Her complaint sought $50 million in general and special damages, plus punitive damages, for breach of oral, written and implied contract, wrongful termination in violation of public policy and violation of California Labor Code Section 970. Ms Greenwald claimed that her termination resulted from complaints she made to management concerning general allegations that Mattel did not account properly for sales and certain costs associated with sales and more specific allegations that Mattel failed to account properly for certain royalty obligations to The Walt Disney Company.

On December 5 1996, Mattel's motion for summary adjudication of Ms. Greenwald's public policy claim was granted. On December 9, 1997, Mattel's motion for summary judgment of Ms. Greenwald's remaining claims was granted. On
February 4, 1998, Ms. Greenwald appealed from the dismissal of her suit.

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

Mattel filed a petition requesting the California Supreme Court to review the decision of the Court of Appeal. The petition was denied on June 14, 2000. On July 13, 2000, jurisdiction was restored to the trial court for further proceedings. Mattel intends to continue to defend the action vigorously.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

 (a)  Exhibits
 -------------

      11.0 Computation of Income (Loss) per Common and Common Equivalent Share
      12.0 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
      27.0 Financial Data Schedule (EDGAR filing only)
      99.0 Warrant Purchase Agreement dated July 26, 2000 between Mattel and Warner Bros., a division of Time Warner Entertainment Company, L.P.
      99.1 Sale and Purchase Agreement between Mattel and Alec E. Gores, Trustee of the Revocable Living Trust Agreement of Alec E. Gores, and GTG/Wizard, LLC
      99.2 Consent and Sixth Amendment to Second Amended and Restated Credit Agreement among Mattel, the Banks (as defined) and Bank of America, N.A., as agent
      99.3 Consent and First Amendment to Credit Agreement (364-Day Facility) among Mattel, the Banks (as defined) and Bank of America, N.A., as agent
      99.4 Second Amendment to Term Loan Agreement among Mattel, the Lenders (as defined) and The Industrial Bank of Japan, as agent


 (b)  Reports on Form 8-K
 ------------------------

      Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended September 30, 2000:


      Date of Report      Items Reported      Financial Statements Filed
      --------------------------------------------------------------------
      July 6, 2000            5, 7                   None
      July 26, 2000           5, 7                   None

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MATTEL, INC.
                                           ----------------------------
                                           (Registrant)


Date: As of November 13, 2000         By:  /s/ Kevin M. Farr
      -----------------------              ----------------------------
                                           Kevin M. Farr
                                           Chief Financial Officer