Form 10-K405
period 2000-12-31
MATTEL INC /DE/
filed 2001-03-28
CIK 63276

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

  For the fiscal year ended December 31, 2000

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

                                     (NONE)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 16, 2001 was $7,591,444,190.

   Number of shares outstanding of registrant's common stock, $1.00 par value, (including 1,682,138 common shares issuable upon exchange of outstanding exchangeable shares of Softkey Software Products Inc.) as of March 16, 2001:

                               430,577,290 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

   1. Portions of the Mattel, Inc. Annual Report to Stockholders for the year ended December 31, 2000 (Incorporated into Parts I, II and IV)

   2. Portions of the Mattel, Inc. 2001 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year (Incorporated into Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

   Mattel, Inc. ("Mattel") designs, manufactures, and markets a broad variety of toy products on a worldwide basis through both sales to retailers and direct to consumers.

   Mattel believes its products are among the most widely recognized toy products in the world. Mattel's portfolio of brands and products are grouped in the following categories:

  Girls--Barbie(R) fashion dolls and accessories, collector dolls, Cabbage Patch Kids(R), Polly Pocket(R), and Diva Starz(TM)

  Boys-Entertainment--including Hot Wheels(R), Matchbox(R), Tyco(R) Electric Racing and Tyco(R) Radio Control (collectively "Wheels"), and Disney, Nickelodeon(R), Harry Potter(TM), Max Steel(TM), games and puzzles (collectively "Entertainment")

  Infant & Preschool--including Fisher-Price(R), Power Wheels(R), Sesame Street(R), Disney preschool and plush, Winnie the Pooh(R), Blues Clues(R), See "N Say(R), Magna Doodle(R), and View-Master(R)

  Direct Marketing--American Girl(R), Barbie(R), Wheels and Fisher-Price(R)

   Mattel plans to continue to focus on its portfolio of traditional brands that have historically had worldwide sustainable appeal, to create new brands utilizing its knowledge of children's play patterns and to target customer and consumer preferences around the world. Mattel also intends to expand its core brands through the Internet, and licensing and entertainment partnerships.

   On May 16, 2000, Robert A. Eckert was unanimously elected Chairman of the Board of Directors and Chief Executive Officer of Mattel. Previously, he had been president and chief executive officer of Kraft Foods, Inc., the largest packaged food company in North America. Mr. Eckert has outlined a new strategy for Mattel that includes building core brands, cutting costs and attracting and developing people. Mattel also added two new outside directors during 2000 and one new outside director during 2001 to its Board of Directors.

   In 2000, Mattel implemented a new two phase interactive media strategy, consisting of the disposition of the Learning Company division as phase one and licensing agreements with leading interactive companies for Mattel's core brands as phase two. The disposition of the Learning Company division was completed in October 2000. Licensing agreements with Vivendi Universal Publishing for Barbie(R) and Fisher-Price(R) brands, and THQ, Inc. for Hot Wheels(R) and Matchbox(R) brands, were announced in January 2001.

   During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling, general and administrative expenses; operating profit, and cash flow. The plan will require a total pre-tax charge estimated at approximately $250 million, or $170 million on an after-tax basis. These costs will be recorded over the next two years. Under the plan, Mattel expects to generate approximately $200 million of cost savings over the next three years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--2000 Financial Realignment Plan", Note 9 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference, and "Risk Factors."

   Mattel also announced a change in its dividend policy, from the past policy of paying $0.09 per share quarterly when and as declared by the Board of Directors to $0.05 per share annually when and as declared by the Board of Directors. See Part II, Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters."

   Mattel was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Boulevard, El Segundo, California 90245-5012, telephone (310) 252-2000.

Business Segments

   "Mattel" refers to Mattel, Inc. and its subsidiaries as a whole, unless the context requires otherwise. Mattel's reportable segments are separately managed business units and include toy marketing and toy manufacturing. The Toy Marketing segment is divided on a geographic basis between domestic and international. The Domestic Toy Marketing segment is further divided into US Girls, US Boys-Entertainment, US Infant & Preschool and Other. The US Girls segment includes brands such as Barbie(R), Polly Pocket(R), and Cabbage Patch Kids(R). The US Boys-Entertainment segment includes products in the Wheels and Entertainment categories. The US Infant & Preschool segment includes Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R) and other preschool products. The Other segment principally sells specialty girls products, including American Girl(R), which are sold through the direct marketing distribution channel. The International Toy Marketing segment sells products in all toy categories. The Toy Manufacturing segment manufactures toy products, which are sold to the Toy Marketing segments based on intercompany transfer prices. For additional information with respect to Mattel's business segment reporting, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Business Segment Results" and Note 10 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

Domestic Toy Marketing Segment

   The Domestic Toy Marketing segment develops toys that it markets and sells in the US Girls, US Boys-Entertainment, US Infant & Preschool and Other segments. Girls products include Barbie(R) fashion dolls and accessories, collector dolls, Cabbage Patch Kids(R), Polly Pocket(R) and Diva Starz(TM). In 2001, Mattel expects to introduce "Barbie in the Nutcracker(TM)", a ballerina fashion doll and computer graphic imagery video, Barbie(TM) Perfectly Plush(TM) pet dolls, the Barbie(R) Jam and Glam Tour bus(TM), and What's Her Face(TM), a fashion activity doll.

   Boys-Entertainment products include Hot Wheels(R), Matchbox(R), Tyco(R) Electric Racing, Tyco(R) Radio Control, Disney, Nickelodeon(R), Harry Potter(TM), Max Steel(TM), games and puzzles. New Boys-Entertainment products in 2001 will include a new toy line based on the worldwide literary phenomenon, "Harry Potter and the Sorcerer's Stone" and Warner Bros. motion picture. Other planned new products include Max Steel(TM) R/C Jet Blade, Jimmy Neutron(TM), a toy line based on a Nickelodeon(R) motion picture, a 35th anniversary Rock "Em Sock "Em Robots(TM) game and action figure line, the Hot Wheels(R) Big Air Stunt Set and a Matchbox(R) truck line, Rescue Net.

   The US Infant & Preschool segment's products include Fisher-Price(R), Power Wheels(R), Sesame Street(R), Disney preschool and plush, Winnie the Pooh(R), Blue's Clues(R), See N Say(R), Magna Doodle(R), and View-Master(R). New product introductions for 2001 will include Pixter(TM), a personal digital assistant for children 5 and up, Tickle Me(TM) Elmo Surprise, Goofy R/C Jalopy and Rescue Heroes(R) Aquatic Rescue Command Center(TM) playset.

   The Other segment's products include the Pleasant Company's American Girl(R) line of historical dolls and clothing for older girls, and the Barbie(R), Wheels and Fisher-Price(R) direct to consumer business. The most recent addition to the American Girl(R) doll line is Kit Kittredge(TM), a nine-year-old girl growing up during America's Great Depression.

International Toy Marketing Segment

   Revenues from Mattel's International Toy Marketing segment represented approximately 29% of total consolidated net sales in 2000.

   Generally, products marketed by the International Toy Marketing segment are the same as those developed and marketed by the Domestic Toy Marketing segment, although some are developed or adapted for particular international markets. Mattel's products are sold directly in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence.

In 1999, Mattel entered into distribution agreements with Bandai, Japan's largest toymaker, pursuant to which Mattel distributes certain Bandai products in Latin America and on a case-by-case basis in the US, and Bandai distributes certain Mattel products in Japan. In 1999 and 2000, Mattel ceased distribution through third-party distributors in Central America and the Caribbean and now distributes products directly in those regions. See "Licenses and Distribution Agreements." For a description of a number of the risks associated with Mattel's international operations, see "Risk Factors."

   The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of Mattel's international operations. Mattel enters into foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies to limit the effect of exchange rate fluctuations on its results of operations and cash flows. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Instruments and --Foreign Currency Risk" and Note 8 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference. For financial information by geographic area, see Note 10 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

Toy Manufacturing Segment

   The Toy Manufacturing segment manufactures toy products, both in company-owned facilities and through independent contractors, which are sold to the Domestic and International Toy Marketing segments based on intercompany transfer prices. Products are also purchased from unrelated entities that design, develop and manufacture the products. The Toy Manufacturing segment is responsible for distribution of products from Mattel or third party manufacturers to Mattel's customers. In order to provide greater flexibility in the manufacture and delivery of products, and as part of a continuing effort to reduce manufacturing costs, Mattel has concentrated production of most of its core products in Mattel's facilities and generally uses independent contractors for the production of non-core products. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Manufacturing Risk" in the Annual Report to Stockholders, incorporated herein by reference.

   Mattel's primary manufacturing facilities are located in the state of Kentucky, and in Mexico, China, Indonesia, Malaysia, Thailand and Eastern Europe. Mattel also utilizes independent contractors to manufacture products in the US, Europe, Mexico, the Far East and Australia. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies and other risks, Mattel produces many of its key products in more than one facility. During 1999, Mattel closed three of its higher-cost manufacturing facilities. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Restructuring and Other Charges" and Note 9 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference. Mattel believes that its existing production capacity at its own and its independent contractors' manufacturing facilities is sufficient to handle expected volume in the foreseeable future.

   Mattel bases its production schedules for toy products on customer orders, modified by historical trends, results of market research and current market information. The actual shipments of products ordered and the order cancellation rate are affected by consumer acceptance of the product line, strength of competing products, marketing strategies of retailers and overall economic conditions. Unexpected changes in these factors can result in a lack of product availability or excess inventory in a particular product line.

   The foreign countries in which most of Mattel's products are manufactured (principally China, Indonesia, Thailand, Malaysia and Mexico) currently enjoy "normal trade relations" ("NTR") status under US tariff laws, which provides a favorable category of US import duties. As a result of concerns in the US Congress regarding China's human rights and trade policies, including the country's inadequate protection of US intellectual property rights, there has been, and may be in the future, opposition to the annual extension of NTR status for China. In 2000 the US Congress passed legislation that will make permanent China's NTR status once China joins the World Trade Organization.

   The loss of NTR status for China would result in a substantial increase in the import duty for toys manufactured in China and imported into the US and would result in increased costs for Mattel and others in the toy industry. See "Risk Factors."

   With the implementation of the Uruguay Round agreement effective January 1, 1995, all US duties on dolls and traditional toys were completely eliminated. Canada also eliminated its tariffs on dolls and most toy categories in 1995, with the exception of certain toy sets and board games that will have their duties eliminated over ten years. Meanwhile, both the European Union and Japan are in the process of implementing Uruguay Round tariff concessions that reduced their tariffs on dolls by 40% and 15%, respectively, as of January 1, 1999, and will lead to the phased elimination of their duties on several other toy categories by January 1, 2004.

   Virtually all of Mattel's raw materials are available from numerous suppliers. Prices for petroleum-based products, such as resin, and packaging materials began rising late in 1999, and this trend has continued into years 2000 and 2001. Mattel has long-term agreements in place with major suppliers that allow them to only pass on their actual raw material cost increases.

   Mattel is increasingly incorporating electronic computer chips into its products. During 2000, there were shortages of such electronic chips in numerous industries, including the toy industry, resulting in lost potential sales of products for Mattel and others in the toy industry. There can be no assurance that similar shortages will not occur in the future.

Presentation of Discontinued Operations--Consumer Software Segment

   The information in Part I of this Form 10-K relates to the continuing operations of Mattel and its consolidated subsidiaries and does not discuss the former Consumer Software segment of Mattel. In March 2000, Mattel's board of directors resolved to dispose of the business that comprised Mattel's Learning Company division, which was the largest part of the Consumer Software segment, and as of March 31, 2000 that segment was accounted for as a discontinued operation. In October 2000, substantially all of the subsidiaries conducting the business of the Learning Company division were sold to an affiliate of Gores Technology Group in exchange for future consideration. In January 2001, Mattel announced licensing agreements with two interactive software companies, Vivendi Universal Publishing and THQ, who will develop, market and sell interactive software products based on Mattel's core brands, which Mattel had previously developed and sold directly through its Mattel Media division, which was part of its Consumer Software segment. For additional information with respect to Mattel's discontinued operations, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Discontinued Operations" and Note 13 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

Competition and Industry Background

   Mattel's revenues are derived from its Toy Marketing segments. Competition in the toy industry is intense and is based primarily on price, quality and play value.

   Mattel's US Girls and US Boys-Entertainment Toy Marketing segments compete with several large toy companies, including Hasbro, Inc. and many smaller toy companies. The US Infant & Preschool market, which includes Fisher-Price, Inc. as one of the leading companies, is more fragmented. The more significant competitors in this area include: Century Products Company, Graco Children's Products, Inc., V Tech, Leap Frog and Evenflo Company, Inc. Mattel's International Toy Marketing segment competes with global toy companies including Hasbro, Lego, Tomy and Bandai, as well as national and regional toy companies. Foreign national and regional toy markets may include competitors who are strong in a particular toy line or geographical area, but do not compete with Mattel and other international toy companies on a worldwide basis.

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

   In anticipation of this seasonal increase in retail sales, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of the year. In addition, Mattel and others in the toy industry develop sales, advertising, promotion and merchandising programs with retailers to encourage them to purchase merchandise in periods other than the peak holiday selling season. These programs, together with seasonal shipping patterns, result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements. See "Seasonal Financing."

   Under just-in-time inventory management systems that have been adopted in recent years by toy retailers in the US and abroad, retailers are timing orders so that they are being filled by suppliers closer to the time of purchase by consumers, rather than maintaining large on-hand inventories to meet consumer demand. To respond to such shifts, Mattel has taken appropriate actions to adjust its own shipping to more of a just-in-time pattern. As a result, products that would have previously been shipped in advance of expected consumer demand will be shipped closer to the time they are expected to be purchased by the consumer.

Product Design and Development

   Through its product design and development group, Mattel regularly refreshes, redesigns and extends existing toy product lines and develops innovative new toy product lines. Mattel's success is dependent on its ability to continue this activity. See "Risk Factors." Product design and development are principally conducted by a group of professional designers and engineers employed by Mattel.

   Independent toy designers and developers bring concepts and products to Mattel and are generally paid a royalty on the net selling price of products licensed by Mattel. These independent toy designers may also create different products for other toy companies.

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

   Mattel devotes substantial resources to product design and development. During the years ended December 31, 2000, 1999 and 1998, Mattel spent approximately $180 million, $172 million and $169 million, respectively, in connection with the design and development of products for the Toy Marketing segment, exclusive of royalty payments. See Note 12 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

Advertising, Marketing and Sales

   Mattel supports its product lines with extensive advertising and consumer promotions. Advertising continues at varying levels throughout the year and peaks during the Christmas season. Advertising includes television and radio commercials, and magazine and newspaper advertisements. Promotions include in-store displays, coupons, merchandising materials and major events focusing on products and tie-ins with various consumer products companies. There are BARBIE Boutiques located in certain F.A.O. Schwarz toy stores, including the F.A.O. Schwarz flagship stores in New York City, Las Vegas and Orlando, and a HOT WHEELS Boutique in the New York City flagship store. In November 1998, Mattel opened its first retail store, American Girl Place(TM), in Chicago featuring children's products from Pleasant Company.

   During the years ended December 31, 2000, 1999, and 1998, Mattel spent approximately $681 million (14.6% of net sales), $684 million (14.9% of net sales), and $786 million (16.7% of net sales), respectively, on worldwide advertising and promotion.

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

   During the year ended December 31, 2000, Mattel's two largest customers, Wal-Mart and Toys "R" Us, accounted for approximately 40% of consolidated net sales. See "Risk Factors."

   In the International Toy Marketing segment there is also significant concentration of sales to certain large customers. The customers and the degree of concentration vary depending upon the region or nation.

Licenses and Distribution Agreements

   Mattel has license agreements with third parties that permit Mattel to utilize the trademark, character, or product of the licensor in its product line. A number of these licenses relate to product lines that are significant to Mattel's business and operations. An important licensor is Disney Enterprises, Inc., which licenses many of its characters for use on Mattel's products. In September 2000, Mattel and Disney entered into a new license agreement pursuant to which Mattel will produce toys based on classic Disney characters such as Mickey Mouse, Winnie the Pooh and the Disney Princesses, as well as any new infant and preschool toys based on Disney television properties. Concurrently, Disney announced a separate licensing agreement with another company to develop toys and games based on new Disney films not targeted at the infant and preschool market. Mattel had previously been a licensee for such film-based Disney products. Mattel also has entered into license agreements with, among others: Sesame Workshop relating to its Sesame Street(R) properties; Viacom International, Inc. relating to its Nickelodeon(R) properties; Ferrari Idea S.A. for use of the Ferrari trademark; Warner Bros. Consumer Products relating to its Harry Potter property; and Original Appalachian Artworks, Inc. for Cabbage Patch Kids(R). In February 2001, Mattel entered into a license with Lyrick Partnership, L.P. for the worldwide rights to the popular television property, Barney, the purple dinosaur, as well as Barney for Babies, for infant and preschool toys, feature plush, electronic learning aids, games and puzzles. This license becomes effective in 2002 with an initial term of five years.

   Royalty expense during the years ended December 31, 2000, 1999 and 1998 was approximately $259 million, $220 million, and $197 million, respectively. See "Product Design and Development" and Note 7 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

   Mattel also licenses a number of its trademarks, characters and other property rights to others for use in connection with the sale of non-toy products that do not compete with Mattel's products, in particular for consumer software products. See "Risk Factors." Mattel distributes some third party finished products that are independently designed and manufactured.

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

   As of December 31, 2000, the Toy Manufacturing segment had outstanding commitments for 2001 purchases of inventory of approximately $134 million. Licensing and similar agreements with terms extending through the year 2006 contain provisions for future guaranteed minimum payments aggregating approximately $342 million for the Toy Marketing segment. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Commitments" and Note 7 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

   Mattel ships products in accordance with delivery schedules specified by its customers, which usually request delivery within three to six months. In the toy industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the toy industry has resulted in fewer advance orders and therefore less backlog of orders. Mattel believes backlog orders at any given time may not accurately indicate future sales.

Financial Instruments

   Mattel's results of operations and cash flow may be impacted by exchange rate fluctuations. Mattel seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings and intercompany invoicing. Mattel's results of operations can also be affected by the translation of foreign revenues and earnings into US dollars. Mattel does not trade in financial instruments for speculative purposes.

   Mattel entered into a cross currency interest rate swap to convert the interest rate and principal amount from Euros to US dollars on its 200 million Euro Notes due 2002.

   For additional information regarding foreign currency contracts, see "International Toy Marketing Segment" above, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Foreign Currency Risk Management" and Note 8 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

Seasonal Financing

   Mattel's financing of seasonal working capital, as well as that of the industry taken as a whole, typically grows throughout the first half of the year and peaks in the third or fourth quarter, when accounts receivable are at their highest due to increased sales volume, and when inventories are at their highest in anticipation of expected second half sales volume. See "Seasonality." Mattel expects to finance its seasonal working capital requirements for the coming year by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables under one of its committed domestic revolving credit facilities, and using various short-term bank lines of credit. See "Risk Factors." In addition, Mattel avails itself of individual short-term foreign credit lines with a number of banks, which will be used as needed to finance seasonal working capital requirements of certain foreign subsidiaries.

   Mattel's domestic unsecured committed revolving credit facility provides $1.0 billion in short-term borrowings from a commercial bank group. In first quarter 2000, Mattel implemented a 364-day, $400.0 million unsecured committed credit facility, with essentially the same terms and conditions as the $1.0 billion revolving credit facility. The $400.0 million, 364-day facility is expected to be renewed in first quarter 2001. The unsecured credit facilities and $200.0 million term loan require Mattel to meet financial covenants for consolidated debt-to-capital and interest coverage. Currently, Mattel is in compliance with such covenants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity--Seasonal Financing", and Note 4 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

   To meet seasonal borrowing requirements of certain foreign subsidiaries, Mattel negotiates individual financing arrangements. Foreign credit lines total approximately $392 million. Mattel expects to extend these credit lines throughout 2001. Mattel also enters into agreements with banks of its foreign subsidiaries for nonrecourse sales of certain of its foreign subsidiary receivables.

   Mattel believes the amounts available under its unsecured committed revolving credit facilities, its term loan agreement, its uncommitted money market facility and its foreign credit lines will be adequate to meet its seasonal financing requirements.

Government Regulations

   Mattel's toy products sold in the US are subject to the provisions of the Consumer Product Safety Act and the Federal Hazardous Substances Act, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug and Cosmetics Act, and the regulations promulgated pursuant to such statutes. The Consumer Product Safety Act and the Federal Hazardous Substances Act enable the Consumer Product Safety Commission to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, as well as articles that contain excessive amounts of a banned hazardous substance. The Consumer Product Safety Commission may also require the recall and repurchase or repair by the manufacturer of articles that are banned. Similar laws exist in some states and cities and in various international markets. See Item 3 "Legal Proceedings."

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

   Mattel maintains a quality control program to ensure compliance with various US federal, state and applicable foreign product safety requirements. Notwithstanding the foregoing, there can be no assurance that all of Mattel's products are or will be free from defects or hazard-free. A product recall could have a material adverse effect on Mattel's results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively effect Mattel's reputation and the sales of other Mattel products.

   Mattel's advertising is subject to the Federal Trade Commission Act, The Children's Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission, the Federal Communications Commission as well as laws of certain countries that regulate advertising to children. In addition, Mattel's websites that are directed to children are subject to the Children's Online Privacy Protection Act. Mattel is subject to various other federal, state and local laws and regulations applicable to its business. Mattel believes that it is in substantial compliance with these laws and regulations.

Employees

   The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 2000, Mattel's total number of employees, including its international operations, was approximately 30,000.

Risk Factors

   Set forth below and elsewhere in this Form 10-K and in other documents Mattel files with the Securities and Exchange Commission are important risks and uncertainties that could cause our actual results of operations, business and financial condition to differ materially form the results contemplated by the forward-looking statements contained in this Form 10-K. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement" in the Annual Report to Stockholders, incorporated herein by reference.

Consumer preferences and trends are difficult to predict and the introduction of new products is critical in the toy industry.

   Mattel's business and operating results depend largely upon the appeal of its toy products. Mattel's continued success in the toy industry will depend on Mattel's ability to redesign, restyle and extend its existing core products and product lines and to develop, introduce and gain customer acceptance of new products and product lines. However, consumer preferences in this industry are continuously changing and are difficult to predict.

   Several trends in recent years are changing the toy business, including:

  .  shorter life cycles for individual products;

  . the phenomenon of children outgrowing toys at younger ages, particularly in favor of interactive and high technology products; and

  .  increasing use of high technology;

   There can be no assurance that:

  . any given current products or product lines will continue to be popular for any significant period of time;

  . any new products and product lines introduced will achieve an adequate degree of market acceptance; or

  . any new products' life cycles will be sufficient to permit Mattel to recover development, manufacturing, marketing and other costs of the products.

   A decline in the popularity of existing products and product lines or the failure of new products and product lines to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on Mattel's business, financial condition and results of operations.

Mattel is involved in several litigation matters in which the outcome is uncertain and could entail significant expense.

   As described under Item 3 "Legal Proceedings," Mattel is currently involved in a number of litigation matters including a number of purported securities class action claims stemming from the merger with the Learning Company and the performance of the Learning Company division in the second half of 1999. The pending litigation against Mattel and its directors, regardless of the outcome, may result in substantial costs and expenses and significantly divert the attention of Mattel's management. There can be no assurance that Mattel will be able to achieve a favorable settlement of the pending litigation or obtain a favorable resolution of such litigation if it is not settled. An unfavorable resolution of the pending litigation could have a material adverse effect on Mattel's business, financial condition and results of operations.

Mattel's business is dependent on its two largest customers that together accounted for approximately 40% of Mattel's net sales in fiscal 2000 and Mattel's dependence upon a small base of customers may increase.

   A small number of Mattel's customers account for a large share of net sales. For the year ended December 31, 2000, Mattel's two largest customers, Wal-Mart and Toys "R" Us, in the aggregate accounted for approximately 40% of net sales, and the ten largest customers in the aggregate accounted for approximately 63% of net sales. The failure of on-line toy retailers in 2000 and the tendency of large, chain retailers to dominate retail sales may cause Mattel to become more and more reliant upon a small group of large customers.

   Recently, some large, chain retailers have begun to sell private label toys designed and branded by the retailers themselves. Such private label toys may be sold at prices lower than comparable toys sold by Mattel, and may result in higher margin sales by the retailer.

   If some of Mattel's large customers were to significantly reduce the amount of their purchases, because of private label toys or any other reason, it could have a material adverse effect on Mattel's business, financial condition and results of operations.

There are risks associated with the financial realignment undertaken by Mattel in 2000.

   Mattel announced a significant financial realignment plan in 2000. The financial realignment plan was initiated to improve gross margins; selling, general and administrative expenses; operating profit, and cash flow. The plan will require a total pre-tax charge estimated at $250 million, or $170 million on an after-tax basis, to be recorded over two years. Major initiatives include: reducing excess manufacturing capacity; terminating licenses and other contractual arrangements that do not deliver adequate levels of profitability; elimination of less profitable product lines; improvement of supply chain performance and economics; elimination of approximately 350 US headquarters positions; and the closing or consolidation of certain international offices.

   The financial realignment plan requires substantial management and financial resources to implement. The plan may not achieve intended cost reductions or adequately address significant operating issues. The failure of the plan to meet its objectives in whole or in part, or any delay in implementing the plan, could have a material adverse effect on the business, financial condition and operating results of Mattel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--2000 Financial Realignment Plan", and Note 9 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference.

There are risks associated with Mattel's licensing business.

   Mattel conducts significant portions of its business as both licensee of third party brands, such as Disney, Sesame Workshop and Warner Bros. regarding Harry Potter(TM), and as a licensor of its own brands, including Mattel's consumer software business. When Mattel acts as a licensee, it is usually required to pay minimum royalty guarantees that may be substantial, and in some cases may be greater than Mattel is able to recoup from actual sales. In addition, acquiring or renewing licenses may require the payment of minimum guaranteed royalties that Mattel considers to be too high to be profitable, which may result in Mattel losing licenses it currently holds when they become available for renewal, or missing business opportunities for new licenses. As a licensee, Mattel has no guaranty that a particular brand will be a successful toy product. This is true even of brands, such as the Harry Potter(TM) character, that are successful in the literary medium, but whose success as a film or toy character brand cannot be assured. Furthermore, there can be no assurance that a successful brand will continue to be successful or maintain a high level of sales in the future. As a licensor, Mattel must rely to a great extent on its contract partners in connection with the research and development, marketing and sale of

Mattel-branded products, which may reduce Mattel's ability to create innovative new products. Unprofitably high minimum royalty guarantees, unproven or unsustainable success of a licensed brand, and the constraints of licensing brands to third parties could have a material adverse effect on the business, financial condition and operating results of Mattel.

The toy business is seasonal and therefore Mattel's annual operating results will depend, in large part, on sales during the relatively brief holiday season.

   Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December. This seasonality is increasing as large toy retailers become more efficient in their control of inventory levels through the just-in-time inventory management systems. As a result, Mattel's annual operating results will depend, in large part, on sales during the relatively brief holiday season. This seasonal pattern requires significant use of working capital mainly to manufacture inventory during the year, prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season. Failure to accurately predict and respond to consumer demand may have a material adverse effect on Mattel's business, financial condition and results of operations.

Changes in Mattel's credit rating or the credit markets could increase the cost of satisfying its long-term capital needs.

   Mattel expects to satisfy its future long-term capital needs in part through the issuance of debt securities. The interest rate, selling price, initial offering discount or any premium offered for Mattel's debt securities will be based on a number of factors, including:

  . Mattel's business, financial condition, results of operation and prospects;

  .  ratings with major credit rating agencies;

  .  the prevailing interest rates being paid by similar companies; and

  . the overall condition of the financial and credit markets at the time of the initial distribution of the debt securities.

   The condition of the credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Fluctuations in these factors could make it difficult for Mattel to sell debt securities or require Mattel to offer higher interest rates in order to sell new debt securities.

   In addition, credit rating agencies continually revise their ratings for the companies that they follow, such as Mattel. The credit rating agencies also evaluate the consumer products or family entertainment industry as a whole and may change their credit rating for Mattel based on their overall view of Mattel or of the toy industry. In 2000, Mattel's credit rating was reduced by several credit rating agencies and there can be no assurance that Mattel's credit rating will not continue to be reduced. A negative change in Mattel's rating could make it more difficult to sell debt securities and require Mattel to offer higher interest rates. If Mattel is required to offer higher interest rates in order to sell new debt securities, the increased interest costs could have an adverse effect on Mattel's financial condition and results of operations.

Mattel's sales and manufacturing operations outside the US subject Mattel to risks normally associated with international operations.

   Mattel owns and operates manufacturing facilities, and utilizes third-party manufacturers, principally in China, Indonesia, Malaysia, Mexico and Thailand. Such sales and manufacturing operations are subject to the risks normally associated with international operations, including:

  .  currency conversion risks and currency fluctuations;

  .  limitations, including taxes, on the repatriation of earnings;

  .  political instability, civil unrest and economic instability;

  . greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

  .  greater difficulty and expense in conducting business abroad;

  . complications in complying with foreign law and changes in governmental policies;

  .  transportation delays and interruptions; and

  .  the imposition of tariffs.

   These risks could negatively impact Mattel's international sales and manufacturing operations, which could have a material adverse effect on Mattel's business, financial condition and results of operations.

   All foreign countries in which Mattel's products are manufactured currently enjoy "normal trade relations" status under US tariff laws, which provides a favorable category of US import duties. As a result of concerns in the US Congress regarding China's human rights and trade policies, including the country's inadequate protection of US intellectual property rights, there has been, and may be in the future, opposition to the annual extension of "normal trade relations" status for China. The loss of "normal trade relations" status for China would result in a substantial increase in the import duty of toys manufactured in China and imported into the US and would result in increased costs. Such increases in import duties and costs could have a material adverse effect on Mattel's business, financial condition and results of operations.

Mattel is dependent on intellectual property rights and Mattel cannot ensure that it will be able to successfully protect such rights.

   Mattel relies on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect its rights to valuable intellectual property related to Mattel's brands. Mattel also relies on license and other agreements to establish ownership rights and to maintain confidentiality. No assurance can be given that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. Technological developments and the Internet may create new risks to the ability to protect intellectual property. In addition, laws of certain foreign countries in which Mattel's products may be sold do not protect intellectual property rights to the same extent as the laws of the US. The failure to protect Mattel's proprietary information and any successful intellectual property challenges or infringement proceedings against Mattel could have a material adverse effect on its business, financial condition and results of operations.

Mattel has anti-takeover provisions in place that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely effect Mattel's stock price.

   Mattel has in place a stockholder rights plan which provides for the issuance of preferred stock purchase rights designed to protect stockholders from abusive takeover tactics by causing substantial dilution to a person or group that attempts to acquire 15% or more of Mattel's stock on terms not approved by its board of directors. Additionally, the board of directors can, without obtaining stockholder approval, issue shares of preferred stock having rights, including the right to vote as a class on any proposed change of control, that could adversely affect the voting power of holders of common stock. Mattel's charter documents also contain additional provisions intended to reduce the risk of abusive takeover tactics, including specifying procedures for director nominations by stockholders and submission of other proposals by stockholders at meetings, and restricting the ability of stockholders to call special meetings. Certain agreements to which Mattel is a party, including loan and employment agreements and stock option plans, contain provisions that impose increased costs upon Mattel in the event of a change of control. Further, Mattel is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits Mattel from engaging in a "business combination" with an "interested stockholder" for a period of three years after the person becomes an interested stockholder unless approval is received in a prescribed manner. The existence of these anti-takeover provisions may make it substantially more difficult for a third party to acquire control of Mattel or accumulate large blocks of common stock.

Executive Officers of the Registrant

   The current executive officers of Mattel, all of which are appointed annually by the board of directors and serve at the pleasure of the board, are as follows:

                                                                    Executive
                                                                     Officer
           Name           Age               Position                  Since
           ----           ---               --------                ---------
                              Chairman of the Board of Directors
 Robert A. Eckert........  46 and Chief Executive Officer             2000
 Matthew C. Bousquette...  42 President, Boys/Entertainment           1999
                              Executive Vice President, Worldwide
 Tom Debrowski...........  50 Operations                              2000
 Joseph F. Eckroth, Jr...  42 Chief Information Officer               2000
 Kevin M. Farr...........  43 Chief Financial Officer                 1996
 Adrienne Fontanella.....  42 President, Girls/Barbie                 1999
 Neil B. Friedman........  53 President, Fisher-Price Brands          1999
                              Senior Vice President, Human
 Alan Kaye...............  47 Resources and Administration            1997
                              Senior Vice President, General
 Robert Normile..........  41 Counsel and Secretary                   1999
 William Stavro..........  61 Senior Vice President and Treasurer     1993
                              Executive Vice President, Business
 Bryan Stockton..........  47 Planning and Development                2000

   Mr. Eckert has been Chairman of the Board of Directors and Chief Executive Officer since May 2000. He was formerly President and Chief Executive Officer of Kraft Foods, Inc., the largest packaged food company in North America and a subsidiary of Philip Morris Companies Inc. from October 1997 until May 2000. From 1995 to 1997, Mr. Eckert was Group Vice President of Kraft Foods, Inc. From 1993 to 1995, Mr. Eckert was President of the Oscar Mayer foods division of Kraft Foods, Inc. Mr. Eckert worked for Kraft Foods, Inc. for 23 years prior to joining Mattel.

   Mr. Bousquette has been President, Boys/Entertainment since March 1999. From May 1998 to March 1999, he was Executive Vice President and General Manager-Boys Toys. From 1995 to 1998, he was General Manager. He joined Mattel in December 1993 as Senior Vice President-Marketing for Activity Toys, and had previously worked for Mattel from 1984 to 1988 in Boys Toys marketing.

   Mr. Debrowski has been Executive Vice President, Worldwide Operations, since November 2000. From February 1992 until November 2000, he was Senior Vice President-Operations and a director of The Pillsbury Company. From September 1991 until February 1992, he was Vice President of Operations for The Baked Goods Division of The Pillsbury Company. Prior to that, he served as Vice President and Director of Grocery Operations for Kraft U.S.A.

   Mr. Eckroth has been Chief Information Officer since July 2000. From July 1998 until July 2000, he was Chief Information Officer of General Electric Company's Medical Systems unit. From November 1995 until June 1998, he served as Chief Information Officer of General Electric Company's Industrial Controls Systems division. Prior to that, he held several senior positions within Operations and Information Technology at the Northrop Grumman Corporation.

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

   Mr. Kaye has been Senior Vice President of Human Resources and
Administration since July 1997. From June 1996 to June 1997 he was President, Texas Division of Kaufman and Broad Homes, a home building company. From June 1991 to June 1996, he served as Senior Vice President, Human Resources for Kaufman and Broad Homes.

   Mr. Normile has been Senior Vice President, General Counsel and Secretary since March 1999. He served as Vice President, Associate General Counsel and Secretary from August 1994 to March 1999. From June 1992 to August 1994, he served as Assistant General Counsel. Prior to that, he was associated with the law firms of Latham & Watkins and Sullivan & Cromwell.

   Mr. Stavro has been Senior Vice President and Treasurer since May 1995. From November 1993 to May 1995, he was Vice President & Treasurer. From March 1992 to November 1993, he was Vice President & Assistant Treasurer. Prior to that, he was Assistant Treasurer for more than five years.

   Mr. Stockton has been Executive Vice President, Business Planning and Development, since November 2000. From April 1998 until November 2000, he was President and Chief Executive Officer of Basic Vegetable Products, the largest manufacturer of vegetable ingredients in the world. For more than five years prior to that, he was employed by Kraft Foods, Inc., the largest packaged food company in North America, and was President of Kraft North American Food Service from August 1996 to March 1998.

Item 2. Properties

   Mattel owns its corporate headquarters in El Segundo, California, consisting of 335,000 square feet, which is subject to a $42 million mortgage, and an adjacent 55,000 square foot office building. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel's Fisher-Price subsidiary owns its headquarters facilities in East Aurora, New York, consisting of approximately 535,000 square feet which is used by the US Infant & Preschool segment. Pleasant Company owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 420,000 square feet which is used by the Other segment.

   Mattel maintains leased sales offices in California, Illinois, New York, North Carolina, Arkansas, Michigan, Georgia and Texas used by the Toy Marketing segment and leased warehouse and distribution facilities in California, Kentucky, New Jersey, Wisconsin and Texas, all of which are used by the Domestic Toy Marketing segment. Mattel owns a computer facility in Phoenix, Arizona used by the Other segment. Internationally, Mattel has its principal offices and/or warehouse space in Australia, Brazil, Canada, Chile, France, Germany, Hong Kong, Italy, Mexico, The Netherlands, Spain, and the United Kingdom, all of which are leased and which are used by the International Toy Marketing segment and the Toy Manufacturing segment. Mattel's principal manufacturing facilities (used by the Toy Manufacturing segment) are located in China, Indonesia, India, Italy, Malaysia, Mexico, Thailand and the US. See "Toy Manufacturing Segment."

   With respect to leases that are scheduled to expire during the next twelve months, Mattel may negotiate new lease agreements, renew leases or utilize alternative facilities. See Note 7 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference. Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.

Item 3. Legal Proceedings

Power Wheels(R) Recall and Related Matters

   On October 22, 1998, Mattel announced that Fisher-Price, in cooperation with the Consumer Product Safety Commission, would conduct a voluntary recall involving up to 10 million battery-powered Power Wheels(R) ride-on vehicles. The recall involves the replacement of electronic components that may overheat, particularly when consumers make alterations to the product, and covers vehicles sold nationwide since 1984 under nearly 100 model names. Additionally, Fisher-Price has been notified by the Consumer Product Safety Commission that the Commission is considering whether Fisher-Price may be subject to a fine for delayed reporting of the facts underlying the recall.

Greenwald Litigation

   On October 13, 1995, Michelle Greenwald filed a complaint (Case No. YC 025008) against Mattel in Superior Court of the State of California, County of Los Angeles. Ms. Greenwald is a former employee whom Mattel terminated in July 1995. Her complaint sought $50 million in general and special damages, plus punitive damages, for breach of oral, written and implied contract, wrongful termination in violation of public policy and violation of California Labor Code Section 970. Ms. Greenwald claimed that her termination resulted from complaints she made to management concerning general allegations that Mattel did not account properly for sales and certain costs associated with sales and more specific allegations that Mattel failed to account properly for certain royalty obligations to The Walt Disney Company.

   On December 5, 1996, Mattel's motion for summary adjudication of Ms. Greenwald's public policy claim was granted. On December 9, 1997, Mattel's motion for summary judgment of Ms. Greenwald's remaining claims was granted. On February 4, 1998, Ms. Greenwald appealed from the dismissal of her suit. On March 27, 2000, the California Court of Appeal filed an opinion that affirmed in part and reversed in part the judgment in favor of Mattel. The Court of Appeal ruled that disputed factual issues existed which precluded summary adjudication of certain claims and that such factual issues must be resolved by a jury at trial. As a consequence, Ms. Greenwald's claims for termination in violation of public policy, termination in breach of an implied agreement, and violation of Labor Code Section 970 were ordered remanded to the trial court for further proceedings. The Court of Appeal did not rule on whether Ms. Greenwald's claims had substantive merit; it merely held that the claims should be presented to a jury.

   On July 13, 2000, jurisdiction was restored to the trial court for further proceedings. In December 2000, the lawsuit was settled for an amount that was not material to Mattel's financial condition or results of operations.

Litigation Related to Learning Company

   Following Mattel's announcement in October 1999 of the expected results of its Learning Company division for the third quarter of 1999, several of Mattel's stockholders filed purported class action complaints naming Mattel and certain of its present and former officers and directors as defendants. The complaints generally allege, among other things, that the defendants made false or misleading statements, in the joint proxy statement for the merger of Mattel and The Learning Company and elsewhere, that artificially inflated the price of Mattel's common stock.

   In March 2000, these shareholder complaints were consolidated into two lead cases: Thurber v. Mattel, Inc. et al. (containing claims under (S) 10(b) of the
       -----------------------------
1934 Securities Exchange Act ("Act")) and Dusek v. Mattel, Inc. et al.
                                          ---------------------------
(containing claims under (S) 14(a) of the Act). Mattel and the other defendants filed motions to dismiss both lawsuits for failure to state a claim. In January 2001, the Court granted defendants' motions to dismiss both Thurber and Dusek,
                                                            -------     -----
and gave plaintiffs leave to amend. Plaintiffs are expected to file amended consolidated complaints in March 2001 in both actions.

   Other purported class action litigation has been brought against Mattel as successor to Learning Company and the former directors of Learning Company on behalf of former stockholders of Broderbund Software, Inc. who acquired shares of Learning Company in exchange for their Broderbund common stock in connection with the Learning Company-Broderbund merger on August 31, 1998. The consolidated complaint in In re Broderbund generally alleges that The Learning
                          ----------------
Company misstated its financial results prior to the time it was acquired by Mattel. Mattel and the other defendants have filed a motion to dismiss the complaint in In re Broderbund, and are awaiting a ruling. Thurber, Dusek, and
             ----------------                             -------  -----
In re Broderbund are all currently pending in the United States District Court
----------------
for the Central District of California.

   Several shareholders have filed derivative complaints on behalf and for the benefit of Mattel, alleging, among other things, that Mattel's directors breached their fiduciary duties, wasted corporate assets, and grossly mismanaged Mattel in connection with Mattel's acquisition of Learning Company and its approval of severance packages to certain former executives. All of these derivative actions, one of which was filed in the Court of Chancery in Delaware and the remainder in Los Angeles Superior Court in California, have been stayed pending the outcome of motions to dismiss in the federal securities actions.

   Mattel believes that the purported class actions and derivative suits are without merit and intends to defend them vigorously.

Environmental

   Fisher-Price. Fisher-Price has executed a consent order with the State of New York to implement a groundwater remediation system at one of its former manufacturing plants. Mattel anticipates that the New York State Department of Environmental Conservation will issue a Record of Decision in March 2001. The ultimate liability associated with this cleanup presently is estimated to be $1.76 million, approximately $1.26 million of which has been incurred through December 31, 2000.

   Beaverton, Oregon. Mattel previously operated a manufacturing facility on a leased property in Beaverton, Oregon that was acquired as part of Mattel's March 1997 merger with Tyco. In March 1998, samples of groundwater used by the facility for process water and drinking water disclosed elevated levels of certain chemicals, including trichloroethylene. Mattel immediately closed the water supply and self-reported the sample results to the Oregon Department of Environmental Quality and the Oregon Health Division. Mattel also implemented a community outreach program to employees, former employees and surrounding landowners.

   In November 1998, Mattel and another potentially responsible party entered into a consent order with the Oregon Department of Environmental Quality to conduct a remedial investigation/feasibility study at the property, to propose an interim remedial action measure and to continue the community outreach program. Mattel has recorded pre-tax charges totaling $19.0 million for environmental remediation costs related to this property, based on the completion and approval of the remediation plan and feasibility study.

General

   Mattel is also involved in various other litigation and legal matters, including claims related to intellectual property, product liability and labor, which Mattel is addressing or defending in the ordinary course of business. Management believes that any liability that may potentially result upon resolution of such matters will not have a material adverse effect on Mattel's business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   For information regarding the markets in which Mattel's common stock, par value $1.00 per share, is traded, see the cover page hereof. Information regarding the high and low closing prices of the common stock for the last two calendar years is incorporated herein by reference to Note 11 to the Consolidated Financial Statements in the Annual Report to Stockholders, incorporated herein by reference. See Item 14 of Part IV.

   As of March 16, 2001, Mattel had approximately 51,000 holders of record of its common stock.

   Mattel paid dividends on its common stock of $0.07 per share in January 1998 and April 1999, $0.08 per share in July and October 1998 and January and April 1999. Mattel paid dividends on its common stock of $0.09 per share in July and October 1999 and in January, April, July and October of 2000. The payment of dividends on common stock is at the discretion of Mattel's board of directors and is subject to customary limitations.

   Mattel changed its dividend policy in the third quarter of 2000, from the past policy of paying $0.09 per share quarterly when and as declared by the Board of Directors quarterly to $0.05 per share annually when and as declared by the Board of Directors. No quarterly dividend was declared or paid in respect of the fourth quarter of 2000.

Item 6. Selected Financial Data

   The information under the caption "Five-Year Financial Summary" on page 17 in the Annual Report to Stockholders is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 26 in the Annual Report to Stockholders is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

   The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" on pages 25 and 26 in the Annual Report to Stockholders and Note 8 to the Consolidated Financial Statements in the Annual Report to Stockholders are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

   The consolidated financial statements of Mattel, Inc. and its subsidiaries, together with the report of PricewaterhouseCoopers LLP dated January 31, 2001, included on pages 27 through 48 in the Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Information required under this Item relating to members of Mattel's board of directors is incorporated by reference herein from its 2001 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000. The information with respect to the executive officers of Mattel appears under the heading "Executive Officers of the Registrant" in Part I herein.

Item 11. Executive Compensation

   The information required under this Item is incorporated by reference herein from Mattel's 2001 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required under this Item is incorporated by reference herein from Mattel's 2001 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

Item 13. Certain Relationships and Related Transactions

   The information required under this Item is incorporated by reference herein from Mattel's 2001 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

   1. Financial Statements

                                                                     Annual
                                                                   Report Page
                                                                    Number(1)
                                                                   -----------
   Consolidated Balance Sheets as of December 31, 2000 and 1999...     27

   Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998..............................     28

   Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998..............................     29

   Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 2000, 1999 and 1998........................     30

   Notes to Consolidated Financial Statements.....................    31-46

   Report of Independent Accountants on Financial Statement
    Schedule......................................................     29

--------
(1) Incorporated by reference from the indicated pages of the Annual Report to Stockholders for the year ended December 31, 2000. With the exception of the information incorporated by reference in Items 1, 5, 6, 7, 7a, 8 and 14 of the report, the Annual Report to Stockholders is not deemed filed as part of this report.

   2. Financial Statement Schedule for the years ended December 31, 2000, 1999 and 1998(1)

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

 2.1 Sale and Purchase Agreement between Mattel and Alec E. Gores, Trustee of the Revocable Living Trust Agreement of Alec E. Gores, and GTG/Wizard,
      LLC (incorporated by reference to Exhibit 99.1 to Mattel's Quarterly
      Report on Form 10-Q for the quarter ended September 30, 2000)

 2.2* Sale and Purchase Agreement Amendment No. 1 between Mattel and Alec E.
      Gores, Trustee of the Revocable Living Trust Agreement of Alec E. Gores, and GTG/Wizard, LLC

 2.3* Amendment No. 2 to the Sale and Purchase Agreement between Mattel and
      Alec E. Gores, Trustee of the Revocable Living Trust Agreement of Alec E.
      Gores, and GTG/Wizard, LLC

 3.0* Restated Certificate of Incorporation of Mattel (File No. 001-05647)

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

 4.6   Voting and Exchange Trust Agreement, dated as of February 4, 1994 among
       Learning Company, Softkey Software Products Inc. and R-M Trust Company,
       as Trustee (incorporated by reference to Exhibit 4.3 to Learning
       Company's Registration Statement on Form S-3, Registration No. 333-
       40549)

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

 4.12  Warrant Purchase Agreement dated July 26, 2000 between Mattel and
       Warner Bros., a division of Time Warner Entertainment Company, L.P.
       (incorporated by reference to Exhibit 99.0 of Mattel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

 4.13* Warrant to Purchase 3,000,000, shares of Common Stock of Mattel, Inc., dated as of July 26, 2000

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

 10.1   Fifth Amendment to Second Amended and Restated Credit Agreement dated as of March 31, 2000 (incorporated by reference to Exhibit 99.6 to
        Mattel's Quarterly Report on Form 10-Q for the quarter ended March 31,
        2000)

 10.2   Consent and Sixth Amendment to Second Amended and Restated Credit
        Agreement among Mattel, the Banks (as defined) and Bank of America,
        N.A., as agent (incorporated by reference to Exhibit 99.2 to Mattel's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

 10.3   Receivables Purchase Agreement dated as of March 11, 1998 among Mattel,
        Mattel Factoring, Inc., the Banks named therein and NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 99.1 to
        Mattel's Current Report on Form 8-K dated August 21, 1998)
 10.4   First Amendment to Receivables Purchase Agreement dated as of March 31,
        2000 (incorporated by reference to Exhibit 99.7 to Mattel's Quarterly
        Report on Form 10-Q for the quarter ended March 31, 2000)

 10.5   Distribution Agreement dated November 12, 1997 among Mattel, Morgan
        Stanley & Co. Incorporated and Credit Suisse First Boston Corporation
        (incorporated by reference to Exhibit 1.0 to Mattel's Current Report on
        Form 8-K dated November 12, 1997)

 10.6   Mattel, Inc. Credit Agreement (364-Day Facility) dated as of March 31,
        2000 (incorporated by reference to Exhibit 99.5 to Mattel's Quarterly
        Report on Form 10-Q for the quarter ended March 31, 2000)

 10.7 Consent and First Amendment to Credit Agreement (364-Day Facility) among Mattel, the Banks (as defined) and Bank of America, N.A., as agent (incorporated by reference to Exhibit 99.3 to Mattel's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 2000)

 10.8 Second Amendment to Term Loan Agreement among Mattel, the Lenders (as defined) and The Industrial Bank of Japan, as agent (incorporated by reference to Exhibit 99.4 to Mattel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

Executive Compensation Plans and Arrangements of Mattel

 10.9* Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers

 10.10* Executive Employment Agreement dated October 18, 2000 between Mattel and Robert A. Eckert

 10.11  Summary of Principal Terms of Employment Agreement between Robert A.
        Eckert and Mattel dated May 15, 2000 (incorporated by reference to
        Exhibit 99.4 to Mattel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

 10.12  Loan Agreement dated May 18, 2000 between Mattel and Robert A. Eckert
        (incorporated by reference to Exhibit 99.3 to Mattel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

 10.13* Letter Agreement dated as of February 3, 2000 between Mattel and Ronald
        M. Loeb

 10.14  Amended and Restated Employment Agreement dated January 1, 1997 between
        Mattel and Jill E. Barad (incorporated by reference to Exhibit 10.0 to
        Mattel's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1997)

 10.15  Separation Agreement between Mattel and Jill E. Barad dated February
        25, 2000 (incorporated by reference to Exhibit 99.3 to Mattel's
        Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

 10.16  Amended and Restated Employment Agreement dated July 29, 1996 between
        Mattel and Ned Mansour (incorporated by reference to Exhibit 10.13 to
        Mattel's Annual Report on Form 10-K for the year ended December 31,
        1996)

 10.17  Severance and Consulting Agreement between Mattel and Ned Mansour
        (incorporated by reference to Exhibit 99.5 to Mattel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

 10.18  Executive Employment Agreement dated January 31, 2000 between Mattel and Adrienne Fontanella (incorporated by reference to Exhibit 10.6 to
        Mattel's Annual Report on Form 10-K for the year ended December 31,
        1999)

 10.19* Amendment to Employment Agreement dated July 20, 2000 between Mattel and Adrienne Fontanella

 10.20  Loan Agreement dated October 29, 1999 between Mattel and Adrienne
        Fontanella (incorporated by reference to Exhibit 10.7 to Mattel's
        Annual Report on Form 10-K for the year ended December 31, 1999)

 10.21  Loan Agreement dated April 7, 2000 between Mattel and Adrienne
        Fontanella (incorporated by reference to Exhibit 99.0 to Mattel's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

 10.22 Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Adrienne Fontanella dated February 10, 2000
        (incorporated by reference to Exhibit 10.8 to Mattel's Annual Report on
        Form 10-K for the year ended December 31, 1999)

 10.23  Executive Employment Agreement dated January 31, 2000 between Mattel and Matthew C. Bousquette (incorporated by reference to Exhibit 10.9 to
        Mattel's Annual Report on Form 10-K for the year ended December 31,
        1999)

 10.24* Amendment to Employment Agreement dated July 20, 2000 between Mattel and Matthew C. Bousquette

 10.25  Loan Agreement dated October 29, 1999 between Mattel and Matthew C.
        Bousquette (incorporated by reference to Exhibit 10.10 to Mattel's
        Annual Report on Form 10-K for the year ended December 31, 1999)

 10.26  Loan Agreement dated April 7, 2000 between Mattel and Matthew C.
        Bousquette (incorporated by reference to Exhibit 99.1 to Mattel's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

 10.27 Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Matthew C. Bousquette dated February 10, 2000
        (incorporated by reference to Exhibit 10.11 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)

 10.28  Executive Employment Agreement dated January 31, 2000 between Mattel and Neil B. Friedman (incorporated by reference to Exhibit 10.12 to
        Mattel's Annual Report on Form 10-K for the year ended December 31,
        1999)

 10.29* Amendment to Employment Agreement dated November 14, 2000 between
        Mattel and Neil B. Friedman

 10.30  Loan Agreement dated October 29, 1999 between Mattel and Neil B.
        Friedman (incorporated by reference to Exhibit 10.13 to Mattel's Annual
        Report on Form 10-K for the year ended December 31, 1999)

 10.31  Loan Agreement dated April 7, 2000 between Mattel and Neil B. Friedman
        (incorporated by reference to Exhibit 99.2 to Mattel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

 10.32 Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Neil B. Friedman dated February 10, 2000
        (incorporated by reference to Exhibit 10.14 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)

 10.33* Amended and Restated Executive Employment Agreement dated as of March
        28, 2000 between Mattel and Kevin M. Farr

 10.34* Amendment to Employment Agreement and Stock Option Grant Agreements dated July 20, 2000 between Mattel and Kevin M. Farr

 10.35* Loan Agreement dated as of February 3, 2000 between Mattel and Kevin M.
        Farr

 10.36* Loan Agreement dated as of April 7, 2000 between Mattel and Kevin M.
        Farr

 10.37* Mattel, Inc. Management Incentive Plan

 10.38 Amendment No. 1 to Mattel, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.16 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)

 10.39* Mattel, Inc. Long-Term Incentive Plan

 10.40  Amended and Restated Mattel Long-Term Incentive Plan (incorporated by reference to Appendix A to Mattel's Proxy Statement dated April 26,
        1999)

 10.41  Amendment No. 1 to Amended and Restated Mattel Long-Term Incentive Plan
        (incorporated by reference to Exhibit 10.19 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)

 10.42  Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors
        (incorporated by reference to Exhibit 10.12 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1998)

 10.43* Amendment No. 1 to Mattel, Inc. Deferred Compensation Plan for Non-
        Employee Directors

 10.44  Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan
        as of May 1, 1996 (incorporated by reference to Exhibit 10.2 to
        Mattel's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1996)

 10.45  Amendment No. 1 to Mattel, Inc. Amended & Restated Supplemental
        Executive Retirement Plan (incorporated by reference to Exhibit 10.22 to Mattel's Annual Report on Form 10-K for the year ended December 31,
        1999)

 10.46  Mattel, Inc. Deferred Compensation Plan (incorporated by reference to
        Exhibit 10.14 to Mattel's Annual Report on Form 10-K for the year ended
        December 31, 1998)

 10.47  Amendment No. 1 to Mattel, Inc. Deferred Compensation Plan
        (incorporated by reference to Exhibit 10.24 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)

 10.48 The Fisher-Price, Inc. Pension Plan (1989 Restatement) (incorporated by reference to Exhibit 10(l) to Fisher-Price's Registration Statement on
        Form 10 dated June 28, 1991)

 10.49* Fifth Amendment to The Fisher Price Pension Plan

 10.50 The Fisher-Price Section 415 Excess Benefit Plan (incorporated by reference to Exhibit 10(n) to Fisher-Price's Registration Statement on
        Form 10 dated June 28, 1991)

 10.51  Mattel, Inc. Personal Investment Plan, April 1, 1997 Restatement
        (incorporated by reference to Exhibit 99.3 to Mattel's Current Report on Form 8-K dated August 21, 1998)

 10.52  Mattel, Inc. PIP Excess Plan (incorporated by reference to Exhibit
        10.18 to Mattel's Annual Report on Form 10-K for the year ended
        December 31, 1998)

 10.53 Amendment No. 1 to Mattel, Inc. PIP Excess Plan (incorporated by reference to Exhibit 10.29 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)

 10.54  Pleasant Company Retirement Savings Plan and Trust Agreement, dated
        July 1, 1995 (incorporated by reference to Exhibit 10.19 to Mattel's
        Annual Report on Form 10-K for the year ended December 31, 1998)

 10.55  Mattel, Inc. 1990 Stock Option Plan (incorporated by reference to
        Exhibit A to the Notice of Annual Meeting of Stockholders and Proxy
        Statement of Mattel dated March 15, 1990)

 10.56  Amendment No. 1 to the Mattel, Inc. 1990 Stock Option Plan
        (incorporated by reference to the information under the heading
        "Amendment to Mattel 1990 Stock Option Plan" on page F-1 of the Joint
        Proxy Statement/Prospectus of Mattel and Fisher-Price included in Mattel's Registration Statement on Form S-4, Registration No. 33-50749)

 10.57* Amendment No. 2 to the Mattel, Inc. 1990 Stock Option Plan

 10.58 Amendment No. 3 to Mattel, Inc. 1990 Stock Option Plan (incorporated by reference to Exhibit 10.34 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)

 10.59 Amendment No. 4 to Mattel, Inc. 1990 Stock Option Plan (incorporated by reference to Exhibit 99.0 to Mattel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

 10.60* Form of First Amendment to Award Agreement

 10.61* Notice of Grant of Stock Options and Grant Agreement

 10.62* Grant Agreement for a Non-Qualified Stock Option

 10.63* Award Cancellation Agreement

 10.64  Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the "1996
        Plan") (incorporated by reference to Exhibit 10.2 to Mattel's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 1996)

 10.65  Amendment to Amended and Restated Mattel, Inc. 1996 Stock Option Plan
        (incorporated by reference to Exhibit 4.2 to Mattel's Registration
        Statement on Form S-8 dated March 26, 1999)

 10.66  Amendment No. 2 to Amended and Restated Mattel 1996 Stock Option Plan
        (incorporated by reference to Exhibit 10.42 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)

 10.67  Amendment No. 3 to Amended and Restated Mattel 1996 Stock Option Plan
        (incorporated by reference to Exhibit 99.1 to Mattel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

 10.68* Amendment No. 4 to Amended and Restated Mattel 1996 Stock Option Plan

 10.69 Form of Option Agreement for Outside Directors under the 1996 Plan, as amended (incorporated by reference to Exhibit 10.43 to Mattel's Annual
        Report on Form 10-K for the year ended December 31, 1999)

 10.70 Form of Option Agreement under the 1996 Plan, as amended (incorporated by reference to Exhibit 10.44 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)

 10.71  Mattel, Inc. 1997 Premium Price Stock Option Plan (incorporated by reference to Exhibit A to Mattel's Proxy Statement dated March 30,
        1998)

 10.72  First Amendment to the Mattel, Inc. 1997 Premium Price Stock Option
        Plan (incorporated by reference to Exhibit 10.0 to Mattel's Quarterly
        Report on Form 10-Q for the quarter ended June 30, 1998)

 10.73  Second Amendment to the Mattel, Inc. 1997 Premium Price Stock Option
        Plan (incorporated by reference to Exhibit 10.26 to Mattel's Annual report on Form 10-K for the year ended December 31, 1998)

 10.74  Amendment No. 3 to the Mattel, Inc. 1997 Premium Price Stock Option
        Plan (incorporated by reference to Exhibit 10.48 of Mattel's Annual
        Report on Form 10-K for the year ended December 31, 1999)

 10.75* Amendment No. 4 to the Mattel, Inc. 1997 Premium Price Stock Option
        Plan

 10.76  Form of Option and TLSAR Agreement under the Mattel, Inc. 1997 Premium
        Price Stock Option Plan (25% Premium Grant), as amended (incorporated by reference to Exhibit 10.1 to Mattel's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

 10.77  Form of Option and TLSAR Agreement under the Mattel, Inc. 1997 Premium
        Price Stock Option Plan (33 1/3% Premium Grant), as amended
        (incorporated by reference to Exhibit 10.2 to Mattel's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

 10.78  Mattel 1999 Stock Option Plan (incorporated by reference to Exhibit
        10.51 to Mattel's Annual Report on Form 10-K for the year ended
        December 31, 1999)

 10.79 Amendment No. 1 to Mattel 1999 Stock Option Plan (incorporated by reference to Exhibit 99.2 to Mattel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

 10.80* Amendment No. 2 to Mattel 1999 Stock Option Plan

 10.81  Form of Option Agreement under the Mattel 1999 Stock Option Plan (Two
        Year Vesting) (incorporated by reference to Exhibit 10.52 to Mattel's
        Annual Report on Form 10-K for the year ended December 31, 1999)

 10.82  Form of Option Agreement under the Mattel 1999 Stock Option Plan (Three
        Year Vesting) (incorporated by reference to Exhibit 10.53 to Mattel's
        Annual Report on Form 10-K for the year ended December 31, 1999)

 11.0*  Computation of Income per Common and Common Equivalent Share

 12.0* Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

 13.0* Pages 17 through 48 of the Mattel, Inc. Annual Report to Stockholders for the year ended December 31, 2000

 21.0*  Subsidiaries of the Registrant

 23.0*  Consent of PricewaterhouseCoopers LLP

 24.0*  Power of Attorney (on page 27 of Form 10-K)

--------
* Filed herewith.

   (b) Reports on Form 8-K

   Mattel filed the following Current Reports on Form 8-K during the quarterly period ended December 31, 2000:

                                                                      Financial
                                                              Items   Statements
      Date of Report                                         Reported   Filed
      --------------                                         -------- ----------
     October 4, 2000........................................   5, 7      None

   (c) Exhibits Required by Item 601 of Regulation S-K

     See Item (3) above

   (d) Financial Statement Schedule

     See Item (2) above

   Copies of Form 10-K (which includes Exhibit 24.0), Exhibits 11.0, 12.0, 21.0 and 23.0 and the Annual Report to Stockholders are available to stockholders of Mattel without charge. Copies of other Exhibits can be obtained by stockholders of Mattel upon payment of twelve cents per page for such Exhibits. Written requests should be sent to Secretary, Mattel, Inc., 333 Continental Boulevard, El Segundo, California 90245-5012.

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

                                          MATTEL, INC.
                                          Registrant

                                                    /s/ Kevin M. Farr
                                          By: _________________________________
                                                       Kevin M. Farr
                                                  Chief Financial Officer

Date: As of March 28, 2001

                               POWER OF ATTORNEY

   We, the undersigned directors and officers of Mattel, Inc. do hereby severally constitute and appoint Ronald M. Loeb, Robert A. Eckert, Robert Normile, Christopher O'Brien, and John L. Vogelstein, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Robert A. Eckert           Chairman of the Board and     March 28, 2001
____________________________________  Chief Executive Officer
          Robert A. Eckert

       /s/ Kevin M. Farr             Chief Financial Officer       March 28, 2001
____________________________________  (principal financial and
           Kevin M. Farr              accounting officer)

      /s/ Eugene P. Beard            Director                      March 28, 2001
____________________________________
          Eugene P. Beard

        /s/ Harold Brown             Director                      March 28, 2001
____________________________________
            Harold Brown

     /s/ Tully M. Friedman           Director                      March 28, 2001
____________________________________
         Tully M. Friedman

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Ronald M. Loeb            Director                      March 28, 2001
____________________________________
           Ronald M. Loeb

       /s/ Andrea L. Rich            Director                      March 28, 2001
____________________________________
           Andrea L. Rich

    /s/ William D. Rollnick          Director                      March 28, 2001
____________________________________
        William D. Rollnick

  /s/ Christopher A. Sinclair        Director                      March 28, 2001
____________________________________
      Christopher A. Sinclair

     /s/ G. Craig Sullivan           Director                      March 28, 2001
____________________________________
         G. Craig Sullivan

     /s/ John L. Vogelstein          Director                      March 28, 2001
____________________________________
         John L. Vogelstein

     /s/ Ralph V. Whitworth          Director                      March 28, 2001
____________________________________
         Ralph V. Whitworth

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Mattel, Inc.

   Our audits of the consolidated financial statements referred to in our report dated January 31, 2001 appearing on page 47 of the December 31, 2000 Annual Report to Stockholders of Mattel, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
January 31, 2001

                                                                     SCHEDULE II

                         MATTEL, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                                 (In thousands)

                                   Balance at Additions                Balance
                                   Beginning  Charged to    Net        at End
                                    of Year   Operations Deductions    of Year
                                   ---------- ---------- ----------    -------
Allowance for Doubtful Accounts:
  Year Ended December 31, 2000....  $29,520    $18,280    $(23,160)(a) $24,640
  Year Ended December 31, 1999....   40,594     19,050     (30,124)(a)  29,520
  Year Ended December 31, 1998....   30,393     35,212     (25,011)(a)  40,594

Allowance for Inventory
 Obsolescence:
  Year Ended December 31, 2000....  $35,327    $61,313    $(38,081)(b) $58,559
  Year Ended December 31, 1999....   57,322     48,530     (70,525)(b)  35,327
  Year Ended December 31, 1998....   33,774     65,251     (41,703)(b)  57,322

--------
(a) Includes write-offs, recoveries of previous write-offs, and currency translation adjustments. Increase in net deductions from 1998 to 1999 is due to transfers to legal reserve for insolvent customers.

(b) Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw materials, write-downs and currency translation adjustments.