Form 10-Q
period 2001-03-31
MATTEL INC /DE/
filed 2001-05-15
CIK 63276

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2001

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
                                                    ----------------------------

(Former name, former address and former fiscal year,
  if changed since last report)                                             None
                               -------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [X]    No  [_]


Number of shares outstanding of registrant's common stock, $1.00 par value, (including 1,636,691 common shares issuable upon exchange of outstanding exchangeable shares of Softkey Software Products Inc.) as of May 11, 2001:

                               430,855,236 shares

                        PART I - FINANCIAL INFORMATION

                         Mattel, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                     March 31,           March 31,
                                                                       2001                2000              Dec. 31,
(In thousands)                                                      (Unaudited)         (Unaudited)            2000
----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and short-term investments                                   $   74,279          $  214,937          $  232,389
  Accounts receivable, net                                             890,814             897,196             839,567
  Inventories                                                          574,031             522,299             489,742
  Prepaid expenses and other current assets                            188,894             196,762             189,799
----------------------------------------------------------------------------------------------------------------------
    Total current assets                                             1,728,018           1,831,194           1,751,497
----------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
  Land                                                                  32,502              34,696              32,793
  Buildings                                                            258,408             264,770             257,430
  Machinery and equipment                                              569,146             549,693             564,244
  Capitalized leases                                                    23,271              23,271              23,271
  Leasehold improvements                                                75,419              73,743              74,988
----------------------------------------------------------------------------------------------------------------------
                                                                       958,746             946,173             952,726
    Less:  accumulated depreciation                                    494,454             437,480             472,986
----------------------------------------------------------------------------------------------------------------------
                                                                       464,292             508,693             479,740
  Tools, dies and molds, net                                           159,310             184,982             168,092
----------------------------------------------------------------------------------------------------------------------
    Property, plant and equipment, net                                 623,602             693,675             647,832
----------------------------------------------------------------------------------------------------------------------
OTHER NONCURRENT ASSETS
  Intangibles, net                                                   1,117,100           1,186,194           1,136,857
  Other assets                                                         762,792             542,710             765,671
  Net investment in discontinued operations                                  -             318,687              11,540
----------------------------------------------------------------------------------------------------------------------
                                                                    $4,231,512          $4,572,460          $4,313,397
======================================================================================================================

The accompanying notes are an integral part of these financial statements.

                         Mattel, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Continued)

                                                                      March 31,           March 31,
                                                                        2001                2000              Dec. 31,
(In thousands, except share data)                                    (Unaudited)         (Unaudited)            2000
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                                               $  518,515          $  848,698          $  226,403
  Current portion of long-term debt                                       32,633               2,773              32,723
  Accounts payable                                                       244,485             218,106             338,966
  Accrued liabilities                                                    448,252             438,682             703,382
  Income taxes payable                                                   176,070             164,528             200,933
------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                          1,419,955           1,672,787           1,502,407
------------------------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES
  Long-term debt                                                       1,226,841             982,713           1,242,396
  Other                                                                  179,436             172,442             165,496
------------------------------------------------------------------------------------------------------------------------
    Total long-term liabilities                                        1,406,277           1,155,155           1,407,892
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Special voting preferred stock $1.00 par value, $10.00
    liquidation preference per share, one share authorized,
    issued and outstanding, representing the voting rights
    of 1.7 million, 2.6 million and 1.6 million outstanding
    exchangeable shares, respectively                                          -                   -                   -
  Common stock $1.00 par value, 1.0 billion shares
    authorized; 435.8 million shares, 434.3 million shares
    and 435.6 million shares issued, respectively                        435,773             434,345             435,560
  Additional paid-in capital                                           1,659,230           1,729,447           1,706,614
  Treasury stock at cost; 6.7 million shares, 11.8 million
    shares, and 9.6 million shares, respectively                        (200,433)           (355,453)           (288,622)
  (Accumulated deficit) retained earnings                               (178,456)            192,043            (144,417)
  Accumulated other comprehensive loss                                  (310,834)           (255,864)           (306,037)
------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                         1,405,280           1,744,518           1,403,098
------------------------------------------------------------------------------------------------------------------------
                                                                      $4,231,512          $4,572,460          $4,313,397
========================================================================================================================


The accompanying notes are an integral part of these financial statements.

                         Mattel, Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                                                                                 For the
                                                                                            Three Months Ended
                                                                                     --------------------------------
                                                                                        March 31,           March 31,
(Unaudited; in thousands, except per share amounts)                                       2001                2000
---------------------------------------------------------------------------------------------------------------------
NET SALES                                                                                $731,948           $ 693,261
Cost of sales                                                                             404,724             378,904
---------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                              327,224             314,357
Advertising and promotion expenses                                                         96,898              91,287
Other selling and administrative expenses                                                 205,319             254,199
Amortization of intangibles                                                                12,810              12,532
Interest expense                                                                           34,944              24,356
Other expense (income), net                                                                 6,483              (6,373)
---------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                       (29,230)            (61,644)
Benefit for income taxes                                                                   (7,192)            (17,014)
---------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                                                           (22,038)            (44,630)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes of $(53.0) million                              -            (126,606)
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         (22,038)           (171,236)
Cumulative effect of change in accounting principle, net of tax                           (12,001)                  -
---------------------------------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON SHARES                                                     $(34,039)          $(171,236)
=====================================================================================================================
LOSS PER COMMON SHARE - BASIC
Loss from continuing operations                                                          $  (0.05)          $   (0.10)
Loss from discontinued operations                                                               -               (0.30)
Cumulative effect of change in accounting principle                                         (0.03)                  -
---------------------------------------------------------------------------------------------------------------------
Net loss                                                                                 $  (0.08)          $   (0.40)
=====================================================================================================================
Weighted average number of common shares                                                  429,936             425,495
=====================================================================================================================
LOSS PER COMMON SHARE - DILUTED
Loss from continuing operations                                                          $  (0.05)          $   (0.10)
Loss from discontinued operations                                                               -               (0.30)
Cumulative effect of change in accounting principle                                         (0.03)                  -
---------------------------------------------------------------------------------------------------------------------
Net loss                                                                                 $  (0.08)          $   (0.40)
=====================================================================================================================
Weighted average number of common and common equivalent shares                            429,936             425,495
=====================================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                                                      $      -           $    0.09
=====================================================================================================================

The accompanying notes are an integral part of these financial statements.

                         Mattel, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                                       For the
                                                                                                  Three Months Ended
                                                                                          --------------------------------
                                                                                             March 31,           March 31,
(Unaudited; in thousands)                                                                      2001                2000
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                     $ (34,039)          $(171,236)
Deduct: loss from discontinued operations                                                            -            (126,606)
--------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                                (34,039)            (44,630)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
 Cumulative effect of change in accounting principle, net of tax                                12,001                   -
 Other noncash charges                                                                          12,244                   -
 Depreciation                                                                                   46,564              47,097
 Amortization                                                                                   14,998              14,088
Increase (decrease) from changes in assets and liabilities:
  Accounts receivable                                                                          (63,679)             98,041
  Inventories                                                                                  (95,526)            (88,324)
  Prepaid expenses and other current assets                                                     (8,302)             (3,610)
  Accounts payable, accrued liabilities and income taxes payable                              (333,235)           (396,844)
  Other, net                                                                                        77               7,929
--------------------------------------------------------------------------------------------------------------------------
Net cash flows used for operating activities of continuing operations                         (448,897)           (366,253)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tools, dies and molds                                                             (19,177)            (21,336)
Purchases of other property, plant and equipment                                               (19,443)            (15,017)
Proceeds from sale of other property, plant and equipment                                          605               2,212
Other, net                                                                                       1,755               1,570
--------------------------------------------------------------------------------------------------------------------------
Net cash flows used for investing activities of continuing operations                          (36,260)            (32,571)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net                                                                     293,245             477,904
Exercise of stock options                                                                       37,555               1,722
Payment of dividends on common stock                                                                 -             (38,461)
Other, net                                                                                        (146)               (543)
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities of continuing operations                              330,654             440,622
--------------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR DISCONTINUED OPERATIONS                                                            -             (73,811)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (3,607)               (404)
--------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                                   (158,110)            (32,417)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                         232,389             247,354
--------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                             $  74,279           $ 214,937
==========================================================================================================================

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

    The financial information included herein should be read in conjunction with Mattel's consolidated financial statements and related notes in its 2000 Annual Report to Stockholders filed on Form 10-K.

2. Accounts receivable are shown net of allowances for doubtful accounts of $22.4 million (March 31, 2001), $27.0 million (March 31, 2000), and $24.6 million (December 31, 2000).

3.   Inventories are comprised of the following:

     (In thousands)                                           March 31, 2001        March 31, 2000        Dec. 31, 2000
     ------------------------------------------------------------------------------------------------------------------
     Raw materials and work in process                             $ 45,211              $ 51,232              $ 34,357
     Finished goods                                                 528,820               471,067               455,385
     ------------------------------------------------------------------------------------------------------------------
                                                                   $574,031              $522,299              $489,742
     ==================================================================================================================

4.   Intangibles, net include the following:

     (In thousands)                                           March 31, 2001        March 31, 2000        Dec. 31, 2000
     ------------------------------------------------------------------------------------------------------------------
     Goodwill                                                    $1,105,003            $1,177,212            $1,124,318
     Other                                                           12,097                 8,982                12,539
     ------------------------------------------------------------------------------------------------------------------
                                                                 $1,117,100            $1,186,194            $1,136,857
     ==================================================================================================================

5.   Long-term debt includes the following:

     (In thousands)                                           March 31, 2001        March 31, 2000        Dec. 31, 2000
     ------------------------------------------------------------------------------------------------------------------
     Euro notes due 2002                                         $  175,340              $      -            $  190,710
     Unsecured term loan due 2003                                   200,000                     -               200,000
     6% senior notes due 2003                                       150,000               150,000               150,000
     6-1/8% senior notes due 2005                                   150,000               150,000               150,000
     6-3/4% senior notes due 2000                                         -               100,000                     -
     Medium-term notes                                              510,000               540,500               510,000
     10.15% mortgage note due 2005                                   41,501                42,213                41,686
     ------------------------------------------------------------------------------------------------------------------
                                                                 $1,226,841              $982,713            $1,242,396
     ==================================================================================================================

6.   Comprehensive loss is as follows:

                                                                           For the Three Months Ended
                                                                  -----------------------------------------
     (In thousands)                                                   March 31, 2001       March 31, 2000
     ------------------------------------------------------------------------------------------------------
     Loss from continuing operations                                      $(22,038)          $  (44,630)
     Loss from discontinued operations                                           -             (126,606)
     Cumulative effect of change in accounting principle                   (12,001)                   -
     ------------------------------------------------------------------------------------------------------
     Net loss                                                              (34,039)            (171,236)
     Unrealized holding (loss) gain on securities                              (83)                 560
     Transition adjustment related to FAS 133                               14,127                    -
     Net gain on derivative instruments                                      3,360                    -
     Currency translation adjustments                                      (22,201)             (16,777)
     ------------------------------------------------------------------------------------------------------
     Comprehensive loss                                                   $(38,836)           $(187,453)
     ======================================================================================================


7.   Supplemental disclosure of cash flow information is as follows:

                                                                                      For the Three Months Ended
                                                                               ----------------------------------------
     (In thousands)                                                             March 31, 2001        March 31, 2000
     ------------------------------------------------------------------------------------------------------------------
     Cash payments during the period:
       Interest                                                                     $40,074               $27,557
       Income taxes                                                                  11,232                22,679

     Noncash investing and financing activities during the period:
       Issuance of stock warrant                                                    $     -               $ 5,789
     ------------------------------------------------------------------------------------------------------------------


8. Effective on January 1, 2001, Mattel adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and
                                   -----------------------------------------
     Hedging Activities. This statement requires companies to record derivatives
     ------------------
     on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

     Mattel's results of operations and cash flows may be impacted by exchange rate fluctuations. Mattel seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings and intercompany invoicing. Mattel's results of operations can also be affected by the translation of foreign revenues and earnings into US dollars. Mattel does not trade in financial instruments for speculative purposes.

     At the inception of the contracts, Mattel designates its derivatives as either cash flow or fair value hedges and documents the relationship of the hedge to the underlying forecasted transaction, for cash flow hedges, or the recognized asset or liability, for fair value hedges. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting treatment. Changes in fair value associated with hedge ineffectiveness, if any, are recorded in Mattel's results of operations currently.

     Mattel uses foreign currency forward exchange and option contracts as cash flow hedges, which generally have maturity dates of up to 18 months, to hedge its forecasted purchases and sales of inventory denominated in foreign currencies. Changes in fair value of Mattel's cash flow derivatives are deferred and recorded as part of other comprehensive income (loss) in stockholders' equity until the underlying transaction is settled. Upon settlement, any gain or loss resulting from the derivative is recorded in Mattel's results of operations.

     Mattel entered into a cross currency interest rate swap to convert the interest rate and principal amount from Euros to US dollars on its 200 million Euro Notes due 2002. The debt and related interest payable are marked-to-market as of each balance sheet date with the change in fair value of the derivative recorded in other comprehensive income (loss) within stockholders' equity until the loan and related interest are paid. Mattel also entered into a fair value hedge to minimize the impact of changes in market value on its results of operations from the securities received as part of the sale of CyberPatrol in 2000.

     Mattel uses fair value hedges to hedge intercompany loans and management fees denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts. Changes in fair value of these derivatives are recorded in Mattel's results of operations currently.

     As a result of adopting FAS 133, Mattel recorded a one-time transition adjustment of $12.0 million, net of tax, (or $0.03 per share) as the cumulative effect of change in accounting principle related to unrealized losses on the CyberPatrol securities that had been previously deferred in other comprehensive income (loss). During the first quarter of 2001, Mattel recorded an additional pre-tax loss of $5.5 million in other expense, net related to the decrease in fair value of the derivative. Mattel also recorded a one-time transition adjustment of $2.1 million in other comprehensive income (loss) related to unrealized gains on derivative instruments. As of March 31, 2001, $5.5 million of unrealized gains related to derivative instruments have been recorded in other comprehensive income
     (loss). Mattel expects to reclassify these unrealized gains from other comprehensive income (loss) to its results of operations over the life of the contracts, generally 18 months or less.

9. As part of its financial realignment plan, Mattel announced during the third quarter of 2000 a change in its dividend policy consisting of a reduction in the annual cash dividend from $0.36 per share to $0.05 per share. No quarterly dividend for the first quarter of 2001 was declared. The $0.05 per share annual dividend rate under the new dividend policy is expected to become effective in December 2001, when and as declared by the board of directors. The board of directors declared a dividend of $0.09 per share in first quarter 2000.

10. Basic loss per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares and common shares obtainable upon the exchange of the exchangeable shares of Mattel's Canadian subsidiary, Softkey Software Products Inc., outstanding during each period.

     Diluted loss per common share is computed by dividing diluted earnings available to common stockholders by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Mattel's Canadian subsidiary, Softkey Software Products Inc., and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, as applicable. Diluted earnings per share presented are the same as basic earnings per share due to Mattel's net loss position.

11. The table below presents information about segment revenues, operating profit and assets. Mattel's reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment is further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. The US Girls segment includes brands such as Barbie(R), Polly Pocket(R), Cabbage Patch Kids(R) and American Girl(R). The US Boys-Entertainment segment includes products in the Wheels and Entertainment categories. The US Infant & Preschool segment includes Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R) and other preschool products. The International segment sells products in all toy categories. Segment revenues do not include sales adjustments such as trade discounts and other allowances. However, such adjustments are included in the determination of segment income from operations. Segment income from operations represents income from continuing operations before interest expense and income taxes, while consolidated income from operations represents income from continuing operations before income taxes as reported in the consolidated statements of operations. The segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

     Certain information presented in the tables below has been restated to conform to the current management structure as of January 2001. Specifically, the results and assets of Pleasant Company, which had been previously reported as part of Other, are now being reported as part of US Girls, which is consistent with management responsibility for this business. Additionally, Mattel's toy manufacturing unit is now being managed as a cost center instead of as a profit center; therefore, toy manufacturing is no longer being reported as a separate segment. Lastly, certain overhead costs incurred at the headquarters' level in El Segundo, including facilities, information technology, and other administration support costs, are now being allocated to the US Girls and US Boys-Entertainment segments, to more accurately reflect the costs associated with operating these businesses. These type of overhead costs were already being reported as part of the US Infant & Preschool and International segments since these businesses maintain their own, separate headquarters locations.

(In thousands)                                               March 31, 2001         March 31, 2000
--------------------------------------------------------------------------------------------------
REVENUES
Domestic:
  US Girls                                                       $  223,553             $  217,260
  US Boys-Entertainment                                             134,664                117,680
  US Infant & Preschool                                             186,189                183,732
  Other                                                               1,436                  1,144
--------------------------------------------------------------------------------------------------
Total Domestic                                                      545,842                519,816
International                                                       234,583                220,234
--------------------------------------------------------------------------------------------------
                                                                    780,425                740,050
Sales adjustments                                                   (48,477)               (46,789)
--------------------------------------------------------------------------------------------------
Net sales from continuing operations                             $  731,948             $  693,261
==================================================================================================
OPERATING INCOME (LOSS)
Domestic:
  US Girls                                                       $   34,074             $   29,592
  US Boys-Entertainment                                               1,057                 (5,693)
  US Infant & Preschool                                                 (45)                 2,059
--------------------------------------------------------------------------------------------------
Total Domestic                                                       35,086                 25,958
International                                                       (14,099)               (14,597)
--------------------------------------------------------------------------------------------------
                                                                     20,987                 11,361
Interest expense                                                    (34,944)               (24,356)
Corporate and other (a)                                             (15,273)               (48,649)
--------------------------------------------------------------------------------------------------
Loss from continuing operations before
  income taxes                                                   $  (29,230)            $  (61,644)
==================================================================================================
ASSETS
Domestic:
  US Girls (b)                                                   $  327,387
  US Boys-Entertainment (b)                                         231,909
--------------------------------------------------------------------------------------------------
                                                                    559,296             $  561,161
  US Infant & Preschool                                             343,431                272,831
--------------------------------------------------------------------------------------------------
Total Domestic                                                      902,727                833,992
International                                                       485,779                471,079
--------------------------------------------------------------------------------------------------
                                                                  1,388,506              1,305,071
Corporate and other                                                  76,339                114,424
--------------------------------------------------------------------------------------------------
Accounts receivable and inventories
  from continuing operations                                     $1,464,845             $1,419,495
==================================================================================================

(a) For the quarter ended March 31, 2001, corporate and other includes $7.0 million of charges related to the financial realignment plan (see Note 12) and a $5.5 million loss on derivative instruments. For the quarter ended March 31, 2000, corporate and other includes a $53.1 million charge related to the departure of certain senior executives.
(b) Asset information was not maintained by individual segment as of March 31, 2000.

     Mattel sells a broad variety of toy products, which are grouped into three major categories: Girls, Boys-Entertainment and Infant & Preschool. The table below presents worldwide revenues from external customers by category:

     (In thousands)                                          March 31, 2001         March 31, 2000
     ---------------------------------------------------------------------------------------------
     Girls                                                         $338,018               $316,964
     Boys-Entertainment                                             195,529                180,058
     Infant & Preschool                                             243,066                243,028
     Other                                                            3,812                      -
     ---------------------------------------------------------------------------------------------
                                                                    780,425                740,050
     Sales adjustments                                              (48,477)               (46,789)
     ---------------------------------------------------------------------------------------------
     Net sales from continuing operations                          $731,948               $693,261
     =============================================================================================

12. During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling, general and administrative expenses; operating profit; and cash flow. The plan will require a total pre-tax charge estimated at $250 million, or $170 million on an after-tax basis. To date, Mattel has recorded pre-tax charges totaling $132.2 million or approximately $88 million on an after-tax basis related to this plan. Of the total charge, $125.2 million (approximately $84 million after-tax) was recorded in 2000 and $7.0 million (approximately $4 million after-tax) was recorded in the first quarter of 2001. In accordance with generally accepted accounting principles, future pre-tax implementation costs of approximately $118 million could not be accrued as of March 31, 2001. These costs will be recorded over the next two years.

     The following are the major initiatives included in the financial realignment plan:

          .  Reduce excess manufacturing capacity;

          . Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

          . Eliminate product lines that do not meet required levels of profitability;

          .  Improve supply chain performance and economics;

          . Eliminate approximately 350 positions at US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

          .  Close and consolidate certain international offices.

     In 2000, Mattel recorded a pre-tax restructuring charge of $22.9 million in connection with the financial realignment plan, of which approximately $18 million was not yet incurred as of December 31, 2000. This charge related to elimination of positions at headquarters locations in El Segundo, Fisher-Price and Pleasant Company, closure of certain international offices, and consolidation of facilities. Total worldwide headcount reduction as a result of the restructuring is approximately 500 employees. From inception through March 31, 2001, a total of approximately $9 million has been incurred related to the termination of nearly 380 employees, of which approximately 40 were terminated during the first quarter of 2001.

     The components of the restructuring costs are as follows:


                                                               Balance               Amounts            Balance
     (In millions)                                          Dec. 31, 2000           Incurred         March 31, 2001
     --------------------------------------------------------------------------------------------------------------
     Severance and other compensation                                 $16                $(6)                   $10
     Lease termination costs                                            1                  -                      1
     Other                                                              1                 (1)                     -
     --------------------------------------------------------------------------------------------------------------
     Total restructuring charge                                       $18                $(7)                   $11
     ==============================================================================================================

                         Mattel, Inc. and Subsidiaries
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other words or phrases of similar terminology. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the risk factors listed in Mattel's 2000 Annual Report on Form 10-K and other important factors detailed herein and from time to time in other reports filed by Mattel with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements.

Marketplace Risks
- Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of Mattel's products

- Changes in public and consumer preferences, which may negatively affect Mattel's toy business

- Significant changes in the play patterns of children, whereby they are increasingly attracted to more developmentally advanced products at younger ages, which may affect brand loyalty and the perceived value of and demand for Mattel's products

- Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of Mattel's products and the costs associated with manufacturing and distributing these products

-  Concentration of Mattel's business with a small group of major customers

-  Significant buying patterns of major customers

- Shortages of raw materials or components, which may affect Mattel's ability to produce product in time to meet customer demand

- Mattel's inability to accurately predict future consumer demand, including during the peak holiday season

Financing Considerations

- Foreign currency exchange fluctuations, which may affect Mattel's reportable income

- Significant increases in interest rates, both domestically and internationally, which may negatively affect Mattel's cost of financing both its operations and investments

- Reductions in Mattel's credit ratings which may negatively impact the cost of satisfying its financing requirements

Other Risks

- Mattel's ability to ensure successful implementation of all phases of its financial realignment plan and realization of the anticipated cost savings and improved cash flows

- Development of new technologies, including digital media and the Internet, which may create new risks to Mattel's ability to protect its intellectual property rights or affect the development, marketing and sales of Mattel's products

- Changes in laws or regulations, both domestically and internationally, including those affecting the Internet, consumer products, environmental activities, import and export laws or trade restrictions, which may lead to increased costs or interruption in normal business operations of Mattel

- Deterioration of trade relations between the US and foreign countries in which Mattel has significant manufacturing facilities or other operations

- Current and future litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption of normal business operations of Mattel

- Labor disputes, which may lead to increased costs or disruption of any of Mattel's operations

The risks included herein are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors, which could materially and adversely impact Mattel's business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict the impact of all such risk factors on Mattel's business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

SUMMARY

The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear in Part I of this Quarterly Report. Mattel's consolidated financial statements for all periods present the Consumer Software segment as a discontinued operation. Unless otherwise indicated, the following discussion relates only to Mattel's continuing operations. Additionally, the segment and brand category information was restated from prior period presentation to conform to the current management structure.

Mattel designs, manufactures, and markets a broad variety of toy products on a worldwide basis through both sales to retailers (i.e., "customers") and direct to consumers. Mattel's business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines, and to successfully market those products and product lines. Mattel plans to continue to focus on its portfolio of traditional brands that have historically had worldwide sustainable appeal, to create new brands utilizing its knowledge of children's play patterns and to target customer and consumer preferences around the world. Mattel also intends to expand its core brands through the Internet, and licensing and entertainment partnerships.

Mattel's portfolio of brands and products are grouped in the following categories:

Girls - including Barbie(R) fashion dolls and accessories, collector dolls, Cabbage Patch Kids(R), Polly Pocket(R), Diva Starz(TM), and American Girl(R)

Boys-Entertainment - including Hot Wheels(R), Matchbox(R), Tyco(R) Electric
        Racing and Tyco(R) Radio Control (collectively "Wheels"), and Disney, Nickelodeon(R), Harry Potter(TM), Max Steel(TM), and games and puzzles (collectively "Entertainment")

Infant & Preschool - including Fisher-Price(R), Power Wheels(R), Sesame
        Street(R), Disney preschool and plush, Winnie the Pooh(R), Blue's Clues(R), See `N Say(R), Magna Doodle(R), and View-Master(R)

Mattel's business is seasonal, and, therefore, results of continuing operations are comparable only with corresponding periods.

FINANCIAL REALIGNMENT PLAN

During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling, general and administrative expenses; operating profit; and cash flow. The financial realignment plan, together with the disposition of Learning Company, was part of management's strategic plan to focus on growing Mattel's core brands and lowering operating costs and interest expense. The plan will require a total pre-tax charge estimated at approximately $250 million, or $170 million on an after-tax basis, of which approximately $100 million represents cash expenditures and $70 million represents noncash writedowns. Total cash outlay will be funded from existing cash balances and internally generated cash flows from operations. To date Mattel has recorded pre-tax charges totaling $132.2 million, or approximately $88 million on an after-tax basis, related to this plan. Of the total charge, $125.2 million (approximately $84 million after-tax) was recorded in 2000 and $7.0 million (approximately $4 million after-tax) was recorded in the first quarter of 2001. In accordance with generally accepted accounting principles, future pre-tax implementation costs of approximately $118 million could not be accrued as of March 31, 2001. These costs will be recorded over the next two years.

In April 2001, as part of the financial realignment plan, Mattel announced the closure of one of its North American distribution and manufacturing facilities. Over the next two years, production from the Murray, Kentucky, facility will be consolidated into existing Mattel-owned and operated facilities in North America with the final shutdown of Murray expected in late 2002. This action is one of the realignment measures taken to lower costs. Mattel believes this action was necessary in order to maintain a competitive cost structure in today's global marketplace.

The following are the major initiatives included in the financial realignment plan:

 .  Reduce excess manufacturing capacity;

 . Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

 .  Eliminate product lines that do not meet required levels of profitability;

 .  Improve supply chain performance and economics;

 . Eliminate approximately 350 positions at US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

 .  Close and consolidate certain international offices.

In 2000, Mattel recorded a pre-tax restructuring charge of $22.9 million in connection with the financial realignment plan, of which approximately $18 million was not yet incurred as of December 31, 2000. This charge related to elimination of positions at headquarters locations in El Segundo, Fisher-Price and Pleasant Company, closure of certain international offices, and consolidation of facilities. Total worldwide headcount reduction as a result of the restructuring is approximately 500 employees. From inception through March 31, 2001, a total of approximately $9 million has been incurred related to the termination of nearly 380 employees, of which approximately 40 were terminated during the first quarter of 2001.

The components of the restructuring costs are as follows:

                                                             Balance            Amounts                Balance
(In millions)                                          Dec. 31, 2000           Incurred         March 31, 2001
--------------------------------------------------------------------------------------------------------------
Severance and other compensation                            $16                $(6)                   $10
Lease termination costs                                       1                  -                      1
Other                                                         1                 (1)                     -
--------------------------------------------------------------------------------------------------------------
Total restructuring charge                                  $18                $(7)                   $11
==============================================================================================================

Under the plan, Mattel expects to generate approximately $200 million of pre-tax cost savings over the next three years. Mattel has completed over three-quarters of the activities needed in order to recognize approximately $55 million in savings targeted for 2001. However, there is no assurance that Mattel will be able to successfully implement all phases of its financial realignment plan or that it will realize the anticipated cost savings and improved cash flows.

RESULTS OF CONTINUING OPERATIONS

Consolidated Results

Net loss from continuing operations for the first quarter of 2001 was $22.0 million or $0.05 per diluted share as compared to a net loss from continuing operations of $44.6 million or $0.10 per diluted share in the first quarter of 2000. Profitability in the first quarter of 2001 was negatively impacted by a $7.0 million pre-tax charge related to the financial realignment plan and a $5.5 million charge related to pre-tax loss on derivative instruments. The combined effect of the above items resulted in pre-tax charges of $12.5 million, approximately $10 million after-tax or $0.02 per diluted share. Profitability in the first quarter of 2000 was negatively impacted by a $53.1 million pre-tax charge, approximately $38 million after-tax or $0.09 per diluted share, related to the departure of certain senior executives.

The following table provides a comparison of the reported results and the results excluding charges:

                                                      For the Three Months Ended March 31,
                                       ---------------------------------------------------------------
                                                     2001                            2000
                                       ---------------------------------------------------------------
                                         Reported             Results    Reported             Results
(In millions)                            Results    Charges   Ex. Chgs   Results    Charges   Ex. Chgs
======================================================================================================
Net sales                                  $731.9    $    -     $731.9     $693.3    $    -     $693.3
======================================================================================================
Gross profit                               $327.2    $ (6.6)    $333.8     $314.4    $    -     $314.4
Advertising and promotion
  expenses                                   96.9       0.3       96.6       91.3         -       91.3
Other selling and administrative
  expenses                                  205.3       0.1      205.2      254.2      53.1      201.1
Amortization of intangibles                  12.8         -       12.8       12.5         -       12.5
Other expense (income), net                   6.5       5.5        1.0       (6.4)        -       (6.4)
------------------------------------------------------------------------------------------------------
Operating income                              5.7     (12.5)      18.2      (37.2)    (53.1)      15.9
Interest expense                             34.9         -       34.9       24.4         -       24.4
------------------------------------------------------------------------------------------------------
Loss from continuing operations
  before income taxes                      $(29.2)   $(12.5)    $(16.7)    $(61.6)   $(53.1)    $ (8.5)
======================================================================================================

Net sales from continuing operations in the first quarter of 2001 increased 6% from last year to $731.9 million. Sales within the US increased 5% and accounted for 70% of consolidated sales in the first quarter of both 2001 and 2000. Sales outside the US increased 7% from the year ago quarter. However, excluding the unfavorable exchange impact, international sales increased by 13% compared to 2000.

Worldwide sales in the Girls category, which now includes the Pleasant
Company, increased 7% or 9% in local currency to $338.0 million. Excluding Pleasant Company, worldwide sales for the Girls category were up 5.5% compared to 2000. Worldwide Barbie(R) sales were flat, or up 2% in local currency. Barbie(R) sales in the U.S. declined 8% in the quarter due to changes in buying patterns of Mattel's customers. Consumer demand for the brand continued to be strong in the first quarter as evidenced by healthy growth in over-the-counter sales. International sales for Barbie(R) were up 16%, or 23% in local currency, reflecting the benefit of early product availability and stronger alignment of worldwide sales and marketing plans. The performance of Polly Pocket(R), Diva Starz(TM) and Pleasant Company drove the growth in the Girls category.

Worldwide sales in the Boys-Entertainment category grew 9%, or 11% in local currency, to $195.5 million in 2001. Domestic sales grew by 14% while international sales declined 2%, or up 4% in local currency. The Wheels business experienced double-digit growth, driven by Hot Wheels(R) and Tyco(R) Radio Control, primarily due to reduced retail inventory levels entering the year, improved product availability and strong product offerings. The Entertainment business decreased slightly with strength in Max Steel(TM) and games and puzzles, offset by weakness in Disney movie-related properties. Mattel expects that over time the growth within the Harry Potter(TM) product line will replace the loss in sales resulting from the discontinuation of the Disney entertainment licensing agreement.

Worldwide sales in the Infant & Preschool category were $243.1 million in 2001, or flat for the quarter, but up 2% in local currency. Domestic sales were up 1% and international sales were down 4%, or up 2% in local currency. Worldwide sales of core Fisher-Price(R) products were up 8%, including double-digit growth internationally. The growth in core Fisher-Price(R) and Power Wheels(R) products was offset by continued weakness in licensed character brands, as retailers manage their inventories. Mattel expects the trend to reverse in the second half as the new character brand products are introduced at retail.

Mattel has also initiated programs to extend its core brands. In December 2000 and January 2001, Mattel entered into two worldwide, multi-year licensing agreements with Vivendi Universal Publishing and THQ, respectively, for the development and publishing of gaming, educational and productivity software based on Mattel's brands. These partnerships allow Mattel to provide the content from its library of power brands, while Vivendi Universal Publishing and THQ provide software development and distribution expertise. In February, Mattel announced a partnership enabling the Infant and Preschool Division to license Barney(R) products. Another brand extension initiative is the release of the first Barbie(R) movie, "Barbie in the Nutcracker(TM)", that will air in Thanksgiving 2001 on CBS Television and available for home video.

Gross profit, as a percentage of net sales, was 44.7% in 2001 compared to 45.3% last year. Reported cost of sales includes a $6.6 million charge related to accelerated depreciation resulting from the planned closure of the Murray, Kentucky plant as part of the financial realignment plan. Mattel will incur an accelerated depreciation charge each quarter until the second quarter of 2002 related to this closure. Excluding the charge for accelerated depreciation, gross profit, as a percentage of net sales, was 45.6% in the first quarter of 2001 compared to 45.3% in 2000. The margin was positively affected by product mix and lower distribution costs, partially offset by the negative impact of the weakened Euro. Excluding the charge related to exiting certain product lines, advertising and promotion was 13.2% of net sales, consistent with last year. The full year advertising rate, excluding charges, is expected to be 15.0% of net sales. In the first quarter of 2000, other selling and administrative expenses include a $53.1 million charge related to termination costs for the departure of senior executives. Excluding this charge, other selling and administrative expenses declined from 29.0% of net sales in 2000 to 28.0% in 2001.

Excluding a charge related to a pre-tax loss on derivative instruments, other expense (income), net decreased from income of $6.4 million in 2000 to expense of $1.0 million in 2001, primarily due to favorable foreign exchange and investment gains in 2000 compared to 2001. Interest expense was $34.9 million in 2001 compared to $24.4 million last year. However, the increase is primarily due to the allocation last year of $8.2 million in interest to discontinued operations. In first quarter 2001, interest expense was allocated entirely to continuing operations. Interest expense for full year 2001 is expected to be approximately the same as the $189 million of total interest expense incurred for 2000 for continuing and discontinued operations combined. Mattel's first quarter tax rate, excluding charges, was 27.6%, consistent with the targeted rate for the year.

Business Segment Results

Mattel's reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment is further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. The US Girls segment includes products such as Barbie(R), Polly Pocket(R), Cabbage Patch Kids(R), and American Girl(R). The US Boys-Entertainment segment includes products in the Wheels and Entertainment categories. The US Infant & Preschool segment includes Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R) and other preschool products. The International segment sells products in all toy categories.

Mattel's segments were revised in January 2001 to conform to the current management structure. Specifically, the results of Pleasant Company, which had been previously reported as part of Other, are now being reported as part of US Girls, which is consistent with management responsibility for this business. Additionally, Mattel's toy manufacturing unit is now being managed as a cost center instead of as a profit center, therefore, toy manufacturing is no longer being reported as a separate segment. Lastly, certain overhead costs incurred at the headquarters' level in El Segundo, including facilities, information technology, and other administration support costs, are now being allocated to the US Girls and US Boys-Entertainment segments, to more accurately reflect the costs associated with operating these businesses. These type of overhead costs were already being reported as part of the US Infant & Preschool and international segments since these businesses maintain their own, separate headquarters locations.

US Girls segment sales increased by 3% in 2001 compared to 2000, largely due to growth in the small doll product line, including Polly Pocket(R) and Diva Starz(TM), and increased sales of American Girl(R). Barbie(R) sales in the U.S. declined 8% in the quarter due to changes in buying patterns of Mattel's customers. Consumer demand for the brand continued to be strong in the first quarter as evidenced by healthy growth in over-the-counter sales. US Boys-Entertainment segment sales increased 14% compared to 2000. The Wheels business experienced double-digit growth, driven by Hot Wheels(R) and Tyco(R) Radio Control. The Entertainment business increased 6%, with strength in Max Steel(TM) and games and puzzles partially offset by weakness in Disney movie-related properties. US Infant & Preschool segment sales increased 1%, largely due to increased sales of core Fisher-Price(R) and Power Wheels(R) products, partially offset by declines in sales of Sesame Street(R), Disney preschool and Winnie the Pooh(R) products. International segment sales increased by 7% compared to last year. Excluding the unfavorable foreign exchange impact, sales grew by 13% due to double-digit growth in Barbie(R), Fisher-Price(R) and Wheels categories.

Operating profit in the US Girls segment increased by 15%, largely due to higher sales and improved product mix at Pleasant Company. Excluding Pleasant Company, profitability in the US Girls segment remained relatively flat. Operating
(loss) profit in the US Boys-Entertainment segment improved from a loss of $5.7 million in 2000 to profit of $1.1 million in 2001 due to increased sales and improved product mix. Operating profit in the US Infant & Preschool segment decreased from profit of $2.1 million last year to breakeven this year primarily due to unfavorable product mix and increased overhead spending to support certain product lines. The International segment operating loss of $14.1 million is a slight improvement from a year ago. In both years, the international results were negatively affected by unfavorable foreign exchange.

FINANCIAL POSITION

Mattel's cash and short-term investments decreased $140.6 million to $74.3 million at March 31, 2001 compared to $214.9 million at March 31, 2000. The repayment of short-term borrowings and long-term debt, the funding of continuing operations and payments made under the financial realignment plan, partially offset by the issuance of 200 million Euro Notes and a $200.0 million term loan, contributed to the decrease. Compared to year end 2000, cash and short-term investments decreased $158.1 million, primarily due to funding of continuing operations, partially offset by short-term borrowings. Accounts receivable, net increased by $51.2 million from year-end 2000. Inventory balances increased $51.7 million from first quarter 2000, primarily as a result of pre-build initiatives to prepare for the closing of the Murray, Kentucky manufacturing facility as part of Mattel's financial realignment plan. Since year end, inventory increased $84.3 million as a result of routine inventory buildup to support sales later in the year and the pre-build initiative related to the Murray closure. Property, plant and equipment, net decreased $70.1 million from first quarter 2000, mainly due to depreciation, partially offset by tooling additions. Intangibles, net decreased $69.1 million compared to the year-ago quarter, largely due to amortization. Other assets increased $220.1 million from the first quarter of 2000, principally due to increased noncurrent deferred tax assets resulting from operating losses. Net investment in discontinued operations decreased $318.7 million from first quarter 2000, primarily due to the disposition of Learning Company.

Short-term borrowings decreased $330.2 million compared to first quarter 2000. Compared to 2000 year end, short-term borrowings increased $292.1 million to support seasonal working capital financing needs. Current portion of long-term liabilities increased $29.9 million over the 2000 quarter end, primarily due to the reclassification of $30.5 million of medium-term notes maturing in 2001 from long-term debt.

A summary of Mattel's capitalization is as follows:

(In millions, except percentage
information)                          March 31, 2001    March 31, 2000    Dec. 31, 2000
---------------------------------------------------------------------------------------
Medium-term notes                     $  510.0    18%   $  540.5    19%  $  510.0    18%
Senior notes                             675.3    24       400.0    14      690.7    25
Other long-term debt obligations          41.5     2        42.2     1       41.7     1
---------------------------------------------------------------------------------------
Total long-term debt                   1,226.8    44       982.7    34    1,242.4    44
Other long-term liabilities              179.4     6       172.5     6      165.5     6
Stockholders' equity                   1,405.3    50     1,744.5    60    1,403.1    50
---------------------------------------------------------------------------------------
                                      $2,811.5   100%   $2,899.7   100%  $2,811.0   100%
=======================================================================================

Total long-term debt increased by $244.1 million compared to first quarter 2000 due to the issuance of 200 million of Euro Notes and a $200.0 million term loan during third quarter 2000, partially offset by the repayment upon maturity of $100.0 million of senior notes and the reclassification of $30.5 million of medium-term notes maturing in 2001 to current portion. Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. As of March 31, 2001, Mattel has up to $400.0 million of debt and equity securities available for issuance under its current shelf registration statement. Stockholders' equity decreased $339.2 million since March 31, 2000, primarily as a result of cumulative losses from discontinued operations, common dividends declared and the unfavorable effect of foreign currency translation, partially offset by income from continuing operations and cash received from exercise of employee stock options.

LIQUIDITY

Cash flows used for continuing operations increased $82.6 million compared to first quarter 2000, largely due to changes in working capital. During first quarter 2001, Mattel invested cash flows totaling $38.6 million for additions to tooling in support of new products and expansion of existing North American manufacturing facilities in anticipation of the closure of the Murray, Kentucky facility. Cash flows from financing activities decreased $110.0 million due to lower short-term borrowings, partially offset by cash received from employee stock option exercises and no dividend payment during the quarter under Mattel's new dividend policy.

During 2001, Mattel expects cash flows to increase due to the change in its dividend policy and the disposition of Learning Company since Mattel is no longer required to fund this business. Mattel currently intends to use the cash savings generated by these actions to reduce debt, and thereby strengthen its balance sheet.

SEASONAL FINANCING

Mattel's financing of seasonal working capital, as well as that of the industry taken as a whole, typically grows throughout the first half of the year and peaks in the third or fourth quarter, when accounts receivable are at their highest due to increased sales volume, and when inventories are at their highest in anticipation of expected second half sales volume. Mattel expects to finance its seasonal working capital requirements for the next twelve months by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables and using various short-term bank lines of credit. On March 29, 2001, Mattel renewed its $400.0 million, 364-day credit facility. In addition, Mattel avails itself of individual short-term foreign credit lines with a number of banks, which will be used as needed to finance seasonal working capital requirements of certain foreign subsidiaries. Mattel believes the amounts available under its unsecured committed revolving credit facilities, its term loan agreement, its uncommitted money market facility and its foreign credit lines will be adequate to meet its seasonal financing requirements.

RISK MANAGEMENT

Foreign Currency

Mattel's results of operations and cash flows may be impacted by exchange rate fluctuations. Mattel seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings and intercompany invoicing. Mattel's results of operations can also be affected by the translation of foreign revenues and earnings into US dollars. Mattel does not trade in financial instruments for speculative purposes.

Mattel has also entered into a cross currency interest rate swap to convert the interest and principal amount from Euros to US dollars on its 200 million Euro Notes due 2002.

                         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Litigation Related to Learning Company

Following Mattel's announcement in October 1999 of the expected results of its Learning Company division for the third quarter of 1999, several of Mattel's stockholders filed purported class action complaints naming Mattel and certain of its present and former officers and directors as defendants. The complaints generally allege, among other things, that the defendants made false or misleading statements, in the joint proxy statement for the merger of Mattel and Learning Company and elsewhere, that artificially inflated the price of Mattel's common stock.

In March 2000, these shareholder complaints were consolidated into two lead cases: Thurber v. Mattel, Inc. et al. (containing claims under (S) 10(b) of the
       ------------------------------
1934 Securities Exchange Act ("Act")) and Dusek v. Mattel, Inc. et al
                                          ---------------------------
(containing claims under (S) 14(a) of the Act). Mattel and the other defendants filed motions to dismiss both lawsuits for failure to state a claim. In January 2001, the Court granted defendants' motions to dismiss both Thurber and Dusek,
                                                            -------     -----
and gave plaintiffs leave to amend. Plaintiffs filed amended consolidated complaints in March 2001 in both actions. Mattel intends to file motions to dismiss the amended consolidated complaints.

Other purported class action litigation has been brought against Mattel as successor to Learning Company and the former directors of Learning Company on behalf of former stockholders of Broderbund Software, Inc. who acquired shares of Learning Company in exchange for their Broderbund common stock in connection with the Learning Company-Broderbund merger on August 31, 1998. The consolidated complaint in In re Broderbund generally alleges that Learning
                          ----------------
Company misstated its financial results prior to the time it was acquired by Mattel. Mattel and the other defendants have filed a motion to dismiss the complaint in In re Broderbund, and are awaiting a ruling. Thurber, Dusek, and
             ----------------                              -------  -----
In re Broderbund are all currently pending in the United States District Court
----------------
for the Central District of California.

Several stockholders have filed derivative complaints on behalf and for the benefit of Mattel, alleging, among other things, that Mattel's directors breached their fiduciary duties, wasted corporate assets, and grossly mismanaged Mattel in connection with Mattel's acquisition of Learning Company and its approval of severance packages to certain former executives. All of these derivative actions, one of which was filed in the Court of Chancery in Delaware and the remainder in Los Angeles Superior Court in California, have been stayed pending the outcome of motions to dismiss in the federal securities actions.

Mattel believes the purported class actions and derivative suits are without merit and intends to defend them vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              --------

              11.0 Computation of Income (Loss) per Common and Common Equivalent Share
              12.0 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
              99.0 Mattel, Inc. Credit Agreement (364-Day Facility) dated as of March 29, 2001 among Mattel, the Banks (as defined), Bank of America, N.A., as administrative agent, Citicorp USA, Inc., as syndication agent, and ABN AMRO Bank N.V., as documentation agent

         (b)  Reports on Form 8-K
              -------------------

              Mattel filed no Current Reports on Form 8-K during the quarterly period ended March 31, 2001.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MATTEL, INC.
                                    ------------------------------------
                                    (Registrant)


  Date:  As of May 15, 2001         By:  /s/ Kevin M. Farr
         ------------------             --------------------------------
                                        Kevin M. Farr
                                        Chief Financial Officer