Form 10-Q
period 2001-06-30
MATTEL INC /DE/
filed 2001-08-14
CIK 63276

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   Form 10-Q


           [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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
                                                     ---------------------------
(Former name, former address and former fiscal year,
if changed since last report)                                               None
                                   ---------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [ X ]    No  [   ]


Number of shares outstanding of registrant's common stock, $1.00 par value, (including 1,241,142 common shares issuable upon exchange of outstanding exchangeable shares of Softkey Software Products Inc.) as of August 3, 2001:

                               429,939,430 shares

                        PART I -- FINANCIAL INFORMATION

                         Mattel, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                                      June 30,            June 30,
                                                                       2001                2000              Dec. 31,
(In thousands)                                                       (Unaudited)        (Unaudited)            2000
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and short-term investments                                   $   40,720          $  129,693          $  232,389
  Accounts receivable, net                                             947,817           1,057,388             839,567
  Inventories                                                          692,769             633,513             489,742
  Prepaid expenses and other current assets                            181,974             206,743             189,799
----------------------------------------------------------------------------------------------------------------------

    Total current assets                                             1,863,280           2,027,337           1,751,497
----------------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
  Land                                                                  33,086              32,862              32,793
  Buildings                                                            258,348             258,777             257,430
  Machinery and equipment                                              587,697             558,286             564,244
  Capitalized leases                                                    23,271              23,271              23,271
  Leasehold improvements                                                73,935              70,972              74,988
----------------------------------------------------------------------------------------------------------------------

                                                                       976,337             944,168             952,726

  Less: accumulated depreciation                                       513,536             445,121             472,986
----------------------------------------------------------------------------------------------------------------------

                                                                       462,801             499,047             479,740

  Tools, dies and molds, net                                           155,601             179,596             168,092
----------------------------------------------------------------------------------------------------------------------

    Property, plant and equipment, net                                 618,402             678,643             647,832
----------------------------------------------------------------------------------------------------------------------

Other Noncurrent Assets
  Intangible assets, net                                             1,131,098           1,165,459           1,136,857
  Other assets                                                         783,415             550,733             765,671
  Net investment in discontinued operations                                  -             378,571              11,540
----------------------------------------------------------------------------------------------------------------------

                                                                    $4,396,195          $4,800,743          $4,313,397
======================================================================================================================

The accompanying notes are an integral part of these financial statements.

                         Mattel, Inc. and Subsidiaries
                    Consolidated Balance Sheets (Continued)

                                                                       June 30,             June 30,
                                                                         2001                 2000              Dec. 31,
(In thousands, except share data)                                    (Unaudited)          (Unaudited)            2000
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                               $  620,095           $1,220,185          $  226,403
  Current portion of long-term debt                                       62,649                2,708              32,723
  Accounts payable                                                       298,454              256,153             338,966
  Accrued liabilities                                                    445,250              397,265             703,382
  Income taxes payable                                                   182,464              163,397             200,933
-------------------------------------------------------------------------------------------------------------------------

    Total current liabilities                                          1,608,912            2,039,708           1,502,407
-------------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
  Long-term debt                                                       1,191,112              882,542           1,242,396
  Other                                                                  189,298              182,660             165,496
-------------------------------------------------------------------------------------------------------------------------

    Total long-term liabilities                                        1,380,410            1,065,202           1,407,892
-------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Special voting preferred stock $1.00 par value, $10.00
    liquidation preference per share, one share authorized,
    issued and outstanding, representing the voting rights
    of 1.3 million, 2.2 million and 1.6 million outstanding
    exchangeable shares, respectively                                          -                    -                   -
  Common stock $1.00 par value, 1.0 billion shares
    authorized; 435.8 million shares, 434.7 million shares,
    and 435.6 million shares issued, respectively                        435,823              434,744             435,560
  Additional paid-in capital                                           1,654,268            1,718,491           1,706,614
  Treasury stock at cost; 6.3 million shares, 11.2 million
    shares, and 9.6 million shares, respectively                        (190,907)            (337,437)           (288,622)
  (Accumulated deficit) retained earnings                               (183,311)             159,695            (144,417)
  Accumulated other comprehensive loss                                  (309,000)            (279,660)           (306,037)
-------------------------------------------------------------------------------------------------------------------------

    Total stockholders' equity                                         1,406,873            1,695,833           1,403,098
-------------------------------------------------------------------------------------------------------------------------

                                                                      $4,396,195           $4,800,743          $4,313,397
=========================================================================================================================

The accompanying notes are an integral part of these financial statements.

                         Mattel, Inc. and Subsidiaries
                     Consolidated Statements of Operations


                                                                       For the                   For the
                                                                  Three Months Ended         Six Months Ended
                                                               -------------------------------------------------
                                                                 June 30,    June 30,      June 30,     June 30,
(Unaudited; in thousands, except per share amounts)                2001       2000           2001         2000
----------------------------------------------------------------------------------------------------------------
NET SALES                                                        $854,266   $817,797     $1,586,214   $1,511,058
Cost of sales                                                     475,357    453,918        880,081      832,822
----------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                      378,909    363,879        706,133      678,236
Advertising and promotion expenses                                103,366     98,586        200,264      189,873
Other selling and administrative expenses                         214,303    218,711        419,622      472,910
Amortization of intangibles                                        12,727     13,373         25,537       25,905
Restructuring and other charges                                    13,000     (2,000)        13,000       (2,000)
Interest expense                                                   39,568     35,945         74,512       60,301
Other expense (income), net                                         2,737     (9,026)         9,220      (15,399)
----------------------------------------------------------------------------------------------------------------

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                                     (6,792)     8,290        (36,022)     (53,354)
(Benefit) provision for income taxes                               (1,937)     2,285         (9,129)     (14,729)
----------------------------------------------------------------------------------------------------------------
(LOSS) INCOME FROM CONTINUING OPERATIONS                          (4,855)     6,005        (26,893)     (38,625)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes
  of $(53.0) million                                                    -          -              -     (126,606)
----------------------------------------------------------------------------------------------------------------

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLES                                            (4,855)     6,005        (26,893)    (165,231)
Cumulative effect of change in accounting principles,
  net of tax                                                            -          -        (12,001)           -
----------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME APPLICABLE TO COMMON SHARES                    $ (4,855)  $  6,005     $  (38,894)  $ (165,231)
================================================================================================================

(LOSS) INCOME PER COMMON SHARE - BASIC
(Loss) income from continuing operations                         $  (0.01)  $   0.01     $    (0.06)  $    (0.09)
Loss from discontinued operations                                       -          -              -        (0.30)
Cumulative effect of change in accounting principles                    -          -          (0.03)           -
----------------------------------------------------------------------------------------------------------------
Net (loss) income                                                $  (0.01)  $   0.01     $    (0.09)  $    (0.39)
================================================================================================================
Weighted average number of common shares                          430,909    425,818        430,425      425,655
================================================================================================================

(LOSS) INCOME PER COMMON SHARE - DILUTED
(Loss) income from continuing operations                         $  (0.01)  $   0.01     $    (0.06)  $    (0.09)
Loss from discontinued operations                                       -          -              -        (0.30)
Cumulative effect of change in accounting principles                    -          -          (0.03)           -
----------------------------------------------------------------------------------------------------------------
Net (loss) income                                                $  (0.01)  $   0.01     $    (0.09)  $    (0.39)
================================================================================================================
Weighted average number of common and common
  equivalent shares                                               430,909    427,782        430,425      425,655
================================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                              $      -   $   0.09     $        -   $     0.18
================================================================================================================

The accompanying notes are an integral part of these financial statements.

                         Mattel, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows


                                                                                                        For the
                                                                                                    Six Months Ended
                                                                                            ------------------------------
                                                                                              June 30,            June 30,
(Unaudited; in thousands)                                                                       2001                2000
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                     $ (38,894)          $(165,231)
Deduct: loss from discontinued operations                                                            -            (126,606)
--------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                                (38,894)            (38,625)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
   Cumulative effect of change in accounting principles, net of tax                             12,001                   -
   Noncash derivative loss                                                                       5,532                   -
   Depreciation                                                                                105,895              96,561
   Amortization                                                                                 30,852              29,235
Increase (decrease) from changes in assets and liabilities:
   Accounts receivable                                                                        (126,569)            (69,396)
   Inventories                                                                                (216,466)           (203,588)
   Prepaid expenses and other current assets                                                    (2,331)            (15,306)
   Accounts payable, accrued liabilities and income taxes payable                             (292,781)           (397,580)
   Deferred income taxes                                                                       (20,771)                662
   Other, net                                                                                   (4,681)              6,323
--------------------------------------------------------------------------------------------------------------------------
Net cash flows used for operating activities of continuing operations                         (548,213)           (591,714)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of tools, dies and molds                                                             (41,955)            (43,343)
Purchases of other property, plant and equipment                                               (45,892)            (33,904)
Proceeds from sale of other property, plant and equipment                                        2,577               4,254
Other, net                                                                                        (458)              1,820
--------------------------------------------------------------------------------------------------------------------------
Net cash flows used for investing activities of continuing operations                          (85,728)            (71,173)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings, net                                                                     404,754             851,523
Payment of senior note                                                                               -            (100,000)
Exercise of stock options                                                                       41,697               8,189
Payment of dividends on common stock                                                                 -             (76,825)
Other, net                                                                                        (261)               (307)
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities of continuing operations                              446,190             682,580
--------------------------------------------------------------------------------------------------------------------------

NET CASH USED FOR DISCONTINUED OPERATIONS                                                            -            (135,733)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (3,918)             (1,621)
--------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND SHORT-TERM INVESTMENTS                                                   (191,669)           (117,661)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                                         232,389             247,354
--------------------------------------------------------------------------------------------------------------------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                             $  40,720           $ 129,693
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

2. Accounts receivable are shown net of allowances for doubtful accounts of $27.9 million (June 30, 2001), $25.1 million (June 30, 2000), and $24.6 million (December 31, 2000).

3.  Inventories are comprised of the following:

        (In thousands)                                          June 30, 2001         June 30, 2000         Dec. 31, 2000
        ------------------------------------------------------------------------------------------------------------------
        Raw materials and work in progress                         $ 51,490              $ 67,416              $ 34,357
        Finished goods                                              641,279               566,097               455,385
        ------------------------------------------------------------------------------------------------------------------
                                                                   $692,769              $633,513              $489,742
        ==================================================================================================================

4.  Intangibles, net include the following:

        (In thousands)                                          June 30, 2001         June 30, 2000         Dec. 31, 2000
        ------------------------------------------------------------------------------------------------------------------
        Goodwill                                                 $1,119,452            $1,156,988            $1,124,318
        Other                                                        11,646                 8,471                12,539
        ------------------------------------------------------------------------------------------------------------------
                                                                 $1,131,098            $1,165,459            $1,136,857
        ==================================================================================================================

5.  Long-term debt includes the following:

        (In thousands)                                          June 30, 2001         June 30, 2000         Dec. 31, 2000
        ------------------------------------------------------------------------------------------------------------------
        Euro notes due 2002                                      $  169,800              $      -            $  190,710
        Unsecured term loan due 2003                                200,000                     -               200,000
        6% senior notes due 2003                                    150,000               150,000               150,000
        6-1/8% senior notes due 2005                                150,000               150,000               150,000
        Medium-term notes                                           480,000               540,500               510,000
        10.15% mortgage note due 2005                                41,312                42,042                41,686
        ------------------------------------------------------------------------------------------------------------------
                                                                 $1,191,112              $882,542            $1,242,396
        ==================================================================================================================

6.  Comprehensive loss is as follows:

                                                                            For the Six Months Ended
                                                                      --------------------------------------
        (In thousands)                                                June 30, 2001            June 30, 2000
        ----------------------------------------------------------------------------------------------------
        Loss from continuing operations                                      $(26,893)             $ (38,625)
        Loss from discontinued operations                                           -               (126,606)
        Cumulative effect of change in accounting principles                  (12,001)                     -
        ----------------------------------------------------------------------------------------------------
        Net loss                                                              (38,894)              (165,231)
        Unrealized holding gains arising during the period                       (101)                   560
        Transition adjustment related to FAS 133                               14,127                      -
        Net gain on derivative instruments                                      4,100                      -
        Currency translation adjustments                                      (21,089)               (40,573)
        ----------------------------------------------------------------------------------------------------
        Comprehensive loss                                                   $(41,857)             $(205,244)
        ====================================================================================================

7.  Supplemental disclosure of cash flow information is as follows:

                                                                            For the Six Months Ended
                                                                      --------------------------------------
        (In thousands)                                                June 30, 2001            June 30, 2000
        ----------------------------------------------------------------------------------------------------
        Cash payments during the period:
          Interest                                                           $80,769               $79,579
          Income taxes                                                        21,300                29,417

        Noncash investing and financing activities during the period:
          Issuance of stock warrant                                          $     -               $ 5,789
        ----------------------------------------------------------------------------------------------------

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

    As a result of adopting FAS 133, Mattel recorded a one-time transition adjustment of $12.0 million, net of tax, (or $0.03 per share) as the cumulative effect of change in accounting principle related to unrealized losses on the CyberPatrol securities that had been previously deferred in other comprehensive income (loss). During the first quarter of 2001, Mattel recorded an additional pre-tax loss of $5.5 million in other expense, net related to the decrease in fair value of the derivative. Mattel also recorded a one-time transition adjustment of $2.1 million in other comprehensive income (loss) related to unrealized gains on derivative instruments. As of June 30, 2001, $4.1 million of unrealized gains related to derivative instruments have been recorded in other comprehensive income
    (loss). Mattel expects to reclassify these unrealized gains from other comprehensive income (loss) to its results of operations over the life of the contracts, generally 18 months or less.

9. As part of its financial realignment plan, Mattel announced during the third quarter of 2000 a change in its dividend policy consisting of a reduction in the annual cash dividend from $0.36 per share to $0.05 per share. No quarterly dividend for the second quarter of 2001 was declared. The $0.05 per share annual dividend rate under the new dividend policy is expected to become effective in December 2001, when and as declared by the board of directors. The board of directors declared a dividend of $0.09 per share in second quarter 2000.

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

    Certain information presented in the tables below has been restated to conform to the current management structure as of January 2001. Specifically, the results and assets of Pleasant Company, which had been reported as part of Other, are now being reported as part of US Girls, which is consistent with management responsibility for this business. Additionally, Mattel's toy manufacturing unit is now being managed as a cost center instead of as a profit center; therefore, toy manufacturing is no longer being reported as a separate segment. Lastly, certain overhead costs incurred at the headquarters' level in El Segundo, including facilities, information technology, and other administration support costs, are now being allocated to the US Girls and US Boys-Entertainment segments, to more accurately reflect the costs associated with operating these businesses. These types of overhead costs were already being reported as part of the US Infant & Preschool and International segments since these businesses maintain their own headquarters locations.

                                                   For the Three Months Ended    For the Six Months Ended
                                                   ------------------------------------------------------
                                                      June 30,       June 30,      June 30,      June 30,
(In thousands)                                          2001           2000          2001          2000
---------------------------------------------------------------------------------------------------------
REVENUES
Domestic:
  US Girls                                            $235,498       $242,867    $  459,051    $  460,127
  US Boys-Entertainment                                133,142        128,026       267,806       245,706
  US Infant & Preschool                                244,375        235,114       430,564       418,846
  Other                                                  1,150          2,097         2,586         3,241
---------------------------------------------------------------------------------------------------------
Total Domestic                                         614,165        608,104     1,160,007     1,127,920
International                                          305,380        262,594       539,963       482,828
---------------------------------------------------------------------------------------------------------
                                                       919,545        870,698     1,699,970     1,610,748
Sales adjustments                                      (65,279)       (52,901)     (113,756)      (99,690)
---------------------------------------------------------------------------------------------------------
Net sales from continuing operations                  $854,266       $817,797    $1,586,214    $1,511,058
=========================================================================================================
OPERATING PROFIT (LOSS)
Domestic:
  US Girls                                            $ 48,749       $ 42,839    $   82,823    $   72,431
  US Boys-Entertainment                                  1,001         (7,253)        2,058       (12,946)
  US Infant & Preschool                                 11,187         11,220        11,142        13,279
---------------------------------------------------------------------------------------------------------
Total Domestic                                          60,937         46,806        96,023        72,764
International                                            2,019          6,157       (12,080)       (8,440)
---------------------------------------------------------------------------------------------------------
                                                        62,956         52,963        83,943        64,324
Interest expense                                       (39,568)       (35,945)      (74,512)      (60,301)
Corporate and other (a)                                (30,180)        (8,728)      (45,453)      (57,377)
---------------------------------------------------------------------------------------------------------
Loss (income) from continuing
  operations before income taxes                      $ (6,792)      $  8,290    $  (36,022)   $  (53,354)
=========================================================================================================

ASSETS
                                                               June 30,          June 30,
(In thousands)                                                   2001              2000
------------------------------------------------------------------------------------------
Domestic:
  US Girls (b)                                                $  380,953
  US Boys-Entertainment (b)                                      212,630
------------------------------------------------------------------------------------------
                                                                 593,583        $  675,345
  US Infant & Preschool                                          376,568           341,394
------------------------------------------------------------------------------------------
Total Domestic                                                   970,151         1,016,739
International                                                    585,010           557,650
------------------------------------------------------------------------------------------
                                                               1,555,161         1,574,389
Corporate and other                                               85,425           116,512
------------------------------------------------------------------------------------------
Accounts receivable and inventories from
  continuing operations                                       $1,640,586        $1,690,901
==========================================================================================

(a) For the quarter ended June 30, 2001, corporate and other includes $20.8 million of charges related to the financial realignment plan (see Note 12). For the quarter ended June 30, 2000, corporate and other includes a $2.0 million reversal of prior year restructuring charges. For the six months ended June 30, 2001, corporate and other includes $27.8 million of charges related to the financial realignment plan and a $5.5 million loss on derivative instruments. For the six months ended June 30, 2000, corporate and other includes a $53.1 million charge related to the departure of certain senior executives and a $2.0 million reversal of prior year restructuring charges.
(b) Asset information was not maintained by individual segment as of June 30, 2000.

  Mattel sells a broad variety of toy products, which are grouped into three major categories: Girls, Boys-Entertainment and Infant & Preschool. The table below presents worldwide revenues by category:

                                                    For the Three Months Ended       For the Six Months Ended
                                                ---------------------------------------------------------------
(In thousands)                                    June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
---------------------------------------------------------------------------------------------------------------
Girls                                                  $379,457        $355,654      $  717,475      $  672,618
Boys-Entertainment                                      219,843         202,100         415,372         382,158
Infant & Preschool                                      316,783         306,100         559,849         549,128
Other                                                     3,462           6,844           7,274           6,844
---------------------------------------------------------------------------------------------------------------
                                                        919,545         870,698       1,699,970       1,610,748
Sales adjustments                                       (65,279)        (52,901)       (113,756)        (99,690)
---------------------------------------------------------------------------------------------------------------
Net sales from continuing operations                   $854,266        $817,797      $1,586,214      $1,511,058
===============================================================================================================


12. During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling, general and administrative expenses; operating profit; and cash flow. The plan will require a total pre-tax charge estimated at $250 million, or $170 million on an after-tax basis. To date, Mattel has recorded pre-tax charges totaling $153.0 million, or approximately $104 million on an after-tax basis, related to this plan. Of the total charge, $125.2 million (approximately $84 million after-tax) was recorded in 2000 and $27.8 million (approximately $20 million after-tax) was recorded in the first half of 2001. In accordance with generally accepted accounting principles, future pre-tax implementation costs of approximately $97 million have not been accrued as of June 30, 2001. Mattel expects that these costs will be recorded over approximately the next two years.

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

    In April 2001, as part of the financial realignment plan, Mattel announced the closure of one of its North American distribution and manufacturing facilities (the "North American Strategy"). Production from the Murray, Kentucky, facility will be consolidated into existing Mattel-owned and operated facilities in North America with the final shutdown of Murray expected in 2002. This action is one of the realignment measures taken to lower costs. Mattel believes this action was necessary in order to maintain a competitive cost structure in today's global marketplace.

    In 2000, Mattel recorded a pre-tax restructuring charge of $22.9 million as part of the initial phase of the financial realignment plan, of which approximately $18 million was not yet incurred as of December 31, 2000. This charge related to elimination of positions at headquarters locations in El Segundo, Fisher-Price and Pleasant Company, closure of certain international offices, and consolidation of facilities. During the second quarter of 2001, Mattel recorded a $13.0 million pre-tax restructuring charge as part of the financial realignment plan, largely related to the North American Strategy. Total worldwide headcount reduction as a result of the restructuring is approximately 1,700 employees, of which approximately 1,100 are related to the North American Strategy. From inception through June 30, 2001, a total of approximately $12 million has been incurred related to the termination of nearly 520 employees, of which approximately 140 were terminated during the second quarter of 2001.

    The components of the restructuring charges are as follows:


                                                       Balance                                Amounts              Balance
    (In millions)                                   Dec. 31, 2000        Adjustments          Incurred          June 30, 2001
    -----------------------------------------------------------------------------------------------------------------------------
    Severance and other compensation                          $16                $12             $ (9)                    $19
    Lease termination costs                                     1                  1                -                       2
    Other                                                       1                  -               (1)                      -
    -----------------------------------------------------------------------------------------------------------------------------
    Total restructuring charge                                $18                $13             $(10)                    $21
    =============================================================================================================================

13. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141, Business Combinations, and 142,
                                             ---------------------
    Goodwill and Other Intangible Assets. FAS 141 requires that the purchase
    ------------------------------------
    method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. FAS 142 eliminates the amortization of, and requires impairment testing at least annually for, goodwill and indefinite-lived intangibles. Mattel is required to adopt these statements for its fiscal year beginning January 1, 2002. Management is currently evaluating the impact of FAS 142 on Mattel's consolidated financial position and results of operations.

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

Marketplace Risks
- Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of Mattel's products
- Changes in public and consumer preferences, which may negatively affect Mattel's toy business
- Significant changes in the play patterns of children, whereby they are increasingly attracted to more developmentally advanced products at younger ages, which may affect brand loyalty and the perceived value of, and demand for, Mattel's products
- Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of Mattel's products and the costs associated with manufacturing and distributing these products
-  Concentration of Mattel's business with a small group of major customers
- Significant buying patterns and inventory management practices of major customers
- Shortages of raw materials or components, which may affect Mattel's ability to produce product in time to meet customer demand
- Mattel's inability to accurately predict future consumer demand, including during the peak holiday season

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

Other Risks
- Mattel's ability to ensure successful implementation of all phases of its financial realignment plan and realization of the anticipated cost savings and improved cash flows
- Mattel's ability to successfully implement initiatives regarding its core business, including supply chain management, customer service, international operations and employee development
- Development of new technologies, including digital media and the Internet, which may create new risks to Mattel's ability to protect its intellectual property rights or affect the development, marketing and sales of Mattel's products
- Changes in laws or regulations, both domestically and internationally, including those affecting the Internet, consumer products, environmental activities, import and export laws or trade restrictions, which may lead to increased costs or interruption in normal business operations of Mattel
- Deterioration of trade relations between the US and foreign countries in which Mattel has significant manufacturing facilities or other operations
- Current and future litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption of normal business operations of Mattel
- Labor disputes, which may lead to increased costs or disruption of any of Mattel's operations

The risks included herein are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors, which could materially and adversely impact Mattel's business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict the impact of all such risk factors on Mattel's business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

Mattel designs, manufactures, and markets a broad variety of toy products on a worldwide basis through both sales to retailers (i.e., "customers") and direct to consumers. Mattel's business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines; to design and develop innovative new products and product lines; and to successfully market those products and product lines. Mattel plans to continue to focus on its portfolio of traditional brands that have historically had worldwide sustainable appeal, to create new brands utilizing its knowledge of children's play patterns and to target customer and consumer preferences around the world. Mattel also intends to expand its core brands through the Internet, and licensing and entertainment partnerships.

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

Mattel's business is highly seasonal, with consumers making a large percentage of all toy purchases around the traditional holiday season in the fourth quarter. A significant portion of Mattel's customer's purchasing occurs in the third and fourth quarters in anticipation of such holiday buying. As a result of the seasonal purchasing patterns and production lead times, Mattel's business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories better, requiring Mattel to ship products closer to the time its customers expect to sell the products to consumers.
These factors increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel's own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. Additionally, as retailers manage their inventories, Mattel experiences cyclical ordering patterns for products and product lines that may cause its sales to vary significantly from period to period.

FINANCIAL REALIGNMENT PLAN

During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling, general and administrative expenses; operating profit; and cash flow. The financial realignment plan, together with the disposition of Learning Company, was part of management's strategic plan to focus on growing Mattel's core brands and lowering operating costs and interest expense. The plan will require a total pre-tax charge estimated at approximately $250 million, or $170 million on an after-tax basis, of which approximately $100 million represents cash expenditures and $70 million represents noncash writedowns. Total cash outlay will be funded from existing cash balances and internally generated cash flows from operations. To date, Mattel has recorded pre-tax charges totaling $153.0 million, or approximately $104 million on an after-tax basis, related to this plan. Of the total charge, $125.2 million (approximately $84 million after-tax) was recorded in 2000 and $27.8 million (approximately $20 million after-tax) was recorded in the first half of 2001. In accordance with generally accepted accounting principles, future pre-tax implementation costs of approximately $97 million have not been accrued as of June 30, 2001. Mattel expects that these costs will be recorded over approximately the next two years.

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

In April 2001, as part of the financial realignment plan, Mattel announced the closure of one of its North American distribution and manufacturing facilities. Production from the Murray, Kentucky, facility will be consolidated into existing Mattel-owned and operated facilities in North America with the final shutdown of Murray expected in 2002. This action is one of the realignment measures taken to lower costs. Mattel believes this action was necessary in order to maintain a competitive cost structure in today's global marketplace.

In 2000, Mattel recorded a pre-tax restructuring charge of $22.9 million as part of the initial phase of the financial realignment plan, of which approximately $18 million was not yet incurred as of December 31, 2000. This charge related to elimination of positions at headquarters locations in El Segundo, Fisher-Price and Pleasant Company, closure of certain international offices, and consolidation of facilities. During the second quarter of 2001, Mattel recorded a $13.0 million pre-tax restructuring charge as part of the financial realignment plan, largely related to the North American Strategy. Total worldwide headcount reduction as a result of the restructuring is approximately 1,700 employees, of which approximately 1,100 are related to the North American Strategy. From inception through June 30, 2001, a total of approximately $12 million has been incurred related to the termination of nearly 520 employees, of which approximately 140 were terminated during the second quarter of 2001.

The components of the restructuring charges are as follows:


                                                       Balance                                Amounts             Balance
   (In millions)                                    Dec. 31, 2000        Adjustments          Incurred         June 30, 2001
   -----------------------------------------------------------------------------------------------------------------------------
   Severance and other compensation                           $16                $12             $ (9)                   $19
   Lease termination costs                                      1                  1                -                      2
   Other                                                        1                  -               (1)                     -
   -----------------------------------------------------------------------------------------------------------------------------
   Total restructuring charge                                 $18                $13             $(10)                   $21
   =============================================================================================================================

Under the plan, Mattel expects to generate approximately $200 million of cumulative pre-tax cost savings over the next three years. Mattel has completed nearly all of the activities needed in order to recognize approximately $55 million in savings targeted for 2001. However, there is no assurance that Mattel will be able to successfully implement all phases of its financial realignment plan or that it will realize the anticipated cost savings and improved cash flows.

RESULTS OF CONTINUING OPERATIONS - SECOND QUARTER

Consolidated Results
Net loss from continuing operations for the second quarter of 2001 was $4.9 million or $0.01 per share as compared to net income of $6.0 million or $0.01 per share in the second quarter of 2000. Profitability in the second quarter of 2001 was negatively impacted by a $20.8 million pre-tax charge, approximately $15 million after-tax or $0.03 per diluted share, related to the financial realignment plan. Profitability in the second quarter of 2000 was impacted by a $2.0 million pre-tax credit related to adjustments to the 1999 restructuring and other charges.

The following table provides a comparison of the reported results and the results excluding charges:

                                                                   For the Three Months Ended June 30,
                                             --------------------------------------------------------------------------------
                                                             2001                                       2000
                                             --------------------------------------------------------------------------------
                                             Reported                      Results     Reported                       Results
(In millions)                                 Results       Charges       Ex. Chgs      Results       Charges        Ex. Chgs
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                     $854.3         $    -        $854.3       $817.8          $   -          $817.8
=============================================================================================================================
Gross profit                                  $378.9         $ (7.2)       $386.1       $363.9          $   -          $363.9
Advertising and promotion
  expenses                                     103.4              -         103.4         98.6              -            98.6
Other selling and administrative
  expenses                                     214.3              -         214.3        218.7              -           218.7
Amortization of intangibles                     12.7              -          12.7         13.4              -            13.4
Restructuring and other charges                 13.0           13.0             -         (2.0)          (2.0)              -
Other expense (income), net                      2.7            0.6           2.1         (9.0)             -            (9.0)
-----------------------------------------------------------------------------------------------------------------------------
Operating income                                32.8          (20.8)         53.6         44.2            2.0            42.2
Interest expense                                39.6              -          39.6         35.9              -            35.9
-----------------------------------------------------------------------------------------------------------------------------
Loss (income) from continuing
 operations before income taxes               $ (6.8)        $(20.8)       $ 14.0       $  8.3          $ 2.0          $  6.3
=============================================================================================================================

Net sales from continuing operations in the second quarter of 2001 increased 4% to $854.3 million, from $817.8 million in 2000. In local currency sales were up 6% compared to a year ago. Sales within the US increased 1% and accounted for 67% of consolidated sales in the second quarter of 2001 compared to 70% in 2000. Sales outside the US increased 16% from the year ago quarter. Excluding the unfavorable foreign currency exchange impact, international sales increased by 22% compared to 2000.

Worldwide sales in the Girls category, which now includes American Girl(R), increased 7%, or 8% in local currency, to $379.5 million. Domestic sales declined by 3% while international sales increased 28%, or 33% in local currency. Worldwide Barbie(R) sales increased 2%, or 4% in local currency. Barbie(R) sales in the U.S. declined 9% as compared to the strong quarter a year ago, when sales increased 19%. Consumer demand for the brand continued to be strong as evidenced by growth in over-the-counter sales in the fashion doll market this year. International sales for Barbie(R) increased 25%, or 31% in local currency, reflecting softer comparisons in the 2000 quarter and the benefit of early product availability and stronger alignment of worldwide sales and marketing plans. The performance of Polly Pocket(R), Diva Starz(TM) and American Girl(R) also drove growth in the Girls category.

Worldwide sales in the Boys-Entertainment category grew 9%, or 10% in local currency, to $219.8 million in 2001. Domestic sales grew by 4% while international sales increased 17%, or 22% in local currency. The worldwide Wheels business increased 2%, driven by Hot Wheels(R) and Tyco(R) Radio Control, partially offset by a decline in Matchbox(R). The Entertainment business had double-digit growth in sales with strength in Max Steel(TM) and games and puzzles. In second quarter 2001, Mattel expanded its games business through the acquisition of Pictionary(R). Beginning in January 2002, Mattel will manufacture, market and distribute Pictionary(R) to international markets. In the US and Canada, Mattel will be the licensor of the property through an independent contractor.

Worldwide sales in the Infant & Preschool category increased 4%, or 5% in local currency, to $316.8 million in 2001. Domestic sales were up 4% and international sales were up 2%, or 6% in local currency. Worldwide sales of core Fisher-Price(R) products were up 9%, including double-digit growth internationally. The growth in core Fisher-Price(R) and Power Wheels(R) products was offset by continued weakness in licensed character brands.

Gross profit, as a percentage of net sales, was 44.4% in 2001 compared to 44.5% last year. Reported cost of sales includes a $7.2 million charge, largely related to accelerated depreciation resulting from the planned closure of the Murray, Kentucky plant as part of the financial realignment plan. Mattel will incur an accelerated depreciation charge each quarter until the second quarter of 2002 related to this closure. Excluding the charge for accelerated depreciation, gross profit, as a percentage of net sales, was 45.2% in the second quarter of 2001 compared to 44.5% in 2000. Product mix and lower distribution costs, partially offset by the negative impact of the weaker Euro, positively affected the margin. Advertising and promotion was 12.1% of net sales, consistent with last year. Other selling and administrative expenses of $214.3 million for the quarter represented 25.1% of net sales compared to 26.7% in 2000. Last year Mattel incurred overhead costs related to executive recruitment and retention, while this year Mattel benefited from savings related to the financial realignment plan.

Other expense, net in 2001 includes a $0.6 million charge for asset writedowns and other costs associated with implementing the North American Strategy. Excluding these charges, other expense (income), net decreased from income of $9.0 million in 2000 to expense of $2.1 million in 2001. In 2000, other income, net included favorable foreign exchange and investment gains. Interest expense was $39.6 million in 2001 compared to $35.9 million in 2000. The increase is primarily due to the allocation of $9.9 million in interest to discontinued operations in 2000. In second quarter 2001, interest expense was allocated entirely to continuing operations. In addition, 2001 interest expense includes a benefit from lower short-term rates and lower short-term borrowings, due in part to the timing of collections. Short-term borrowings in the second half of 2001 are expected to be higher than in the prior year second half to support the seasonal growth in the business. Interest expense for full year 2001 is expected to be lower than last year's $189 million of total interest expense incurred for continuing and discontinued operations combined. However, the benefit from lower interest expense will likely be offset by the impact of a stronger dollar, primarily against the Euro. Mattel's second quarter tax rate, excluding charges, was 27.6%, consistent with the expected rate for the year.

Business Segment Results

Mattel's reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment is further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. The International segment sells products in all toy categories.

Mattel's segments were revised in January 2001 to conform to the current management structure. Specifically, the results of Pleasant Company, which had been reported as part of Other, are now being reported as part of US Girls, which is consistent with management responsibility for this business. Additionally, Mattel's toy manufacturing unit is now being managed as a cost center instead of as a profit center; therefore, toy manufacturing is no longer being reported as a separate segment. Lastly, certain overhead costs incurred at the headquarters' level in El Segundo, including facilities, information technology, and other administration support costs, are now being allocated to the US Girls and US Boys-Entertainment segments, to more accurately reflect the costs associated with operating these businesses. These types of overhead costs were already being reported as part of the US Infant & Preschool and International segments since these businesses maintain their own headquarters locations.

US Girls segment sales decreased by 3% in 2001 compared to 2000, largely due to a 9% decline in Barbie(R) sales. The decline was due primarily to the strong year ago quarter when Barbie(R) experienced a 19% increase. Consumer demand for the Barbie(R) brand continued to be strong as evidenced by growth in over-the-counter sales in the fashion doll market this year. American Girl(R) sales increased by 6% compared to a year ago. US Boys-Entertainment segment sales increased 4% compared to 2000. The US Entertainment business experienced double-digit growth, partially offset by a 3% decline in the US Wheels business. The US Infant & Preschool segment sales increased 4%, due to increased sales of core Fisher-Price(R) and Power Wheels(R) products, partially offset by a decline in sales of licensed character brand products. International segment sales increased by 16% compared to last year. Excluding the unfavorable foreign exchange impact, sales grew by 22%, due to double-digit growth in Barbie(R), core Fisher-Price(R) and the Wheels and Entertainment categories.

Operating profit in the US Girls segment increased by 14%, largely due to reduced advertising and lower overhead spending. Operating (loss) profit in the US Boys-Entertainment segment improved from a loss of $7.3 million in 2000 to profit of $1.0 million in 2001 due to increased sales, improved product mix and lower overhead spending. Operating profit in the US Infant & Preschool segment remained relatively unchanged at $11.2 million as increased sales were offset by unfavorable product mix and higher overhead spending to support certain new product lines. The International segment operating profit decreased from $6.2 million in 2000 to $2.0 million in 2001, as higher volume was offset by lower operating margins in certain Latin American countries.

RESULTS OF CONTINUING OPERATIONS - FIRST HALF
CONSOLIDATED RESULTS

Net loss from continuing operations for the first half of 2001 was $26.9 million or $0.06 per share as compared to a net loss of $38.6 million or $0.09 per share in the first half of 2000. Profitability in the first half of 2001 was negatively impacted by $27.8 million of charges related to the financial realignment plan and a $5.5 million charge related to a pre-tax loss on derivative instruments. The combined effect of these items resulted in pre-tax charges of $33.3 million, approximately $25 million after-tax or $0.06 per diluted share. Profitability in the first half of 2000 was negatively impacted by a $53.1 million pre-tax charge related to the departure of certain senior executives, partially offset by a $2.0 million pre-tax credit related to adjustments to the 1999 restructuring and other charges. The combined effect of these items resulted in net pre-tax charges of $51.1 million, approximately $37 million after-tax or $0.09 per diluted share.

The following table provides a comparison of the reported results and the results excluding charges:

                                                       For the Six Months Ended June 30,
                                         -------------------------------------------------------------
                                                      2001                            2000
                                         -------------------------------------------------------------
                                         Reported             Results    Reported             Results
(In millions)                            Results    Charges   Ex. Chgs   Results    Charges   Ex. Chgs
------------------------------------------------------------------------------------------------------
Net sales                                $1,586.2    $    -   $1,586.2   $1,511.1    $    -   $1,511.1
======================================================================================================
Gross profit                             $  706.1    $(13.8)  $  719.9   $  678.3    $    -   $  678.3
Advertising and promotion
  expenses                                  200.3       0.3      200.0      189.9         -      189.9
Other selling and administrative
  expenses                                  419.6       0.1      419.5      472.9      53.1      419.8
Amortization of intangibles                  25.5         -       25.5       25.9         -       25.9
Restructuring and other charges              13.0      13.0          -       (2.0)     (2.0)         -
Other expense (income), net                   9.2       6.1        3.1      (15.4)        -      (15.4)
------------------------------------------------------------------------------------------------------
Operating income                             38.5     (33.3)      71.8        7.0     (51.1)      58.1
Interest expense                             74.5         -       74.5       60.3         -       60.3
------------------------------------------------------------------------------------------------------
Loss from continuing operations
  before income taxes                    $  (36.0)   $(33.3)  $   (2.7)  $  (53.3)   $(51.1)  $   (2.2)
======================================================================================================

Net sales from continuing operations in the first half of 2001 increased 5% from last year to $1,586.2 million. In local currency, sales were up 6% compared to a year ago. Sales within the US increased 3% and accounted for 68% of consolidated sales in the first half of 2001 compared to 70% in 2000. Sales outside the US increased 12% from a year ago. Excluding the unfavorable foreign currency exchange impact, international sales increased by 18% compared to 2000.

Worldwide sales in the Girls category, which now includes American Girl(R), increased 7%, or 9% in local currency, to $717.5 million. Domestic sales remained relatively flat while international sales increased 22%, or 28% in local currency. Worldwide Barbie(R) sales increased 1%, or 3% in local currency. Barbie(R) sales in the U.S. declined 9% as compared to the strong year ago period, when sales increased 17% year over year. Consumer demand for the brand continued to be strong as evidenced by growth in over-the-counter sales in the fashion doll market this year. International sales for Barbie(R) were up 21%, or 28% in local currency, reflecting softer comparisons in the 2000 first half and the benefit of early product availability and stronger alignment of worldwide sales and marketing plans. The performance of Polly Pocket(R), Diva Starz(TM) and American Girl(R) also drove growth in the Girls category.

Worldwide sales in the Boys-Entertainment category grew 9%, or 11% in local currency, to $415.4 million in 2001. Domestic sales grew by 9% while international sales increased 8%, or 14% in local currency. The worldwide Wheels business increased 8%, driven by double-digit growth in Hot Wheels(R) and Tyco(R) Radio Control, partially offset by a decline in Matchbox(R). The Entertainment business had double-digit growth in sales with strength in Max Steel(TM) and games and puzzles.

Worldwide sales in the Infant & Preschool category increased 2%, or 3% in local currency, to $559.8 million in 2001. Domestic sales were up 3% and international sales were down 1%, or up 5% in local currency. Worldwide sales of core Fisher-Price(R) products were up 8%, including double-digit growth internationally. The growth in core Fisher-Price(R) and Power Wheels(R) products was offset by continued weakness in licensed character brands.

Gross profit, as a percentage of net sales, was 44.5% in 2001 compared to 44.9% last year. Reported cost of sales for 2001 includes a $13.8 million charge, largely related to accelerated depreciation resulting from the planned closure of the Murray, Kentucky plant as part of the financial realignment plan. Mattel will incur an accelerated depreciation charge each quarter until the second quarter of 2002 related to this closure. Excluding the charge for accelerated depreciation, gross profit, as a percentage of net sales, was 45.4% in the first half of 2001 compared to 44.9% in 2000. Product mix and lower distribution costs positively affected the margin. Excluding the $0.3 million charge related to exiting certain product lines, advertising and promotion was 12.6% of net sales, consistent with last year. In the first half of 2000, other selling and administrative expenses included a $53.1 million charge related to termination costs for the departure of certain senior executives. Excluding this charge, other selling and administrative expenses declined from 27.8% of net sales in 2000 to 26.4% in 2001. Last year Mattel incurred overhead costs related to executive recruitment and retention, while this year Mattel benefited from savings related to the financial realignment plan.

Other expense, net in 2001 includes a $5.5 million loss on derivative instruments and a $0.6 million expense for asset writedowns and other costs associated with implementing the North American Strategy. Excluding these charges, other expense (income), net decreased from income of $15.4 million in 2000 to expense of $3.1 million in 2001. In 2000, other income, net included favorable foreign exchange and investment gains. Interest expense was $74.5 million in 2001 compared to $60.3 million last year. However, the increase is primarily due to the allocation in the first half of last year of $18.1 million in interest to discontinued operations. In the first half of 2001, interest expense was allocated entirely to continuing operations. Compared to last year, interest expense includes a benefit from lower short-term rates and lower short-term borrowings due in part to the timing of collections. Short-term borrowings in the second half of 2001 are expected to be higher than the prior year second half to support the seasonal growth in the business. Interest expense for full year 2001 is expected to be lower than last year's $189 million of total interest expense incurred for continuing and discontinued operations combined. However, the benefit from lower interest expense will likely be offset by the impact of a stronger dollar, primarily against the Euro. Mattel's first half tax rate, excluding charges, was 27.6%, consistent with the expected rate for the year.

Business Segment Results

US Girls segment sales remained relatively flat in 2001 compared to 2000. A 9% decline in Barbie(R) sales was offset by increased sales of American Girl(R), Polly Pocket(R) and Diva Starz(TM). The decrease in Barbie(R) sales compared to first half 2000 was primarily due to changes in retailer buying patterns and a stronger half a year ago. US Boys-Entertainment segment sales increased 9% compared to 2000. The US Wheels business increased 7% due to growth in both Hot Wheels(R) and Tyco(R) Radio Control. The US Entertainment business experienced double-digit growth due to strength in Max Steel(TM) and games and puzzles. US Infant & Preschool segment sales increased 3%, largely due to the increased sales of core Fisher-Price(R) and Power Wheels(R) products, partially offset by a decline in sales of character brand products. International segment sales increased by 12% compared to last year. Excluding the unfavorable foreign exchange impact, sales grew by 18% due to double-digit growth in the Barbie(R), core Fisher-Price(R) and Wheels and Entertainment categories.

Operating profit in the US Girls segment increased by 14%, largely due to improved product mix, reduced advertising and lower overhead spending. Operating (loss) profit in the US Boys-Entertainment segment improved from a loss of $12.9 million in 2000 to profit of $2.1 million in 2001, largely due to increased sales and improved product mix. Operating profit in the US Infant & Preschool segment declined by 16% as increased sales were offset by unfavorable product mix and higher overhead spending to support certain new product lines. The International segment operating loss increased from a loss of $8.4 million in 2000 to $12.1 million in 2001 as higher volume was offset by lower operating margins in certain Latin American countries.

FINANCIAL POSITION

Mattel's cash and short-term investments decreased $89.0 million to $40.7 million at June 30, 2001 compared to $129.7 million at June 30, 2000. The repayment of short-term borrowings and long-term debt, the funding of continuing operations, and payments made under the financial realignment plan, partially offset by the issuance of 200 million Euro Notes and a $200.0 million term loan, contributed to the decrease. Compared to year end 2000, cash and short-term investments decreased $191.7 million, primarily due to funding of continuing operations, partially offset by short-term borrowings. Accounts receivable, net decreased $109.6 million compared to second quarter 2000 due to earlier cash collections and better working capital management. Inventory balances increased $59.3 million from second quarter 2000, primarily as a result of pre-build initiatives to prepare for the closing of the Murray, Kentucky manufacturing facility as part of the financial realignment plan. Since year end 2000, inventories increased $203.0 million as a result of seasonal inventory buildup to support sales later in the year and the pre-build initiative related to the Murray closure. Property, plant and equipment, net decreased $60.2 million from second quarter 2000, mainly due to depreciation, partially offset by additions. Other assets increased $232.7 million from the second quarter of 2000, principally due to increased noncurrent deferred tax assets resulting from operating losses. Net investment in discontinued operations decreased $378.6 million from second quarter 2000, primarily due to the disposition of Learning Company.

Short-term borrowings decreased $600.1 million compared to second quarter 2000 due to increases in long-term debt and higher cash collections. Compared to the 2000 year end, short-term borrowings increased $393.7 million to support seasonal working capital financing needs. Current portion of long-term debt increased $59.9 million over the 2000 quarter end and $29.9 million over year end 2000, primarily due to the reclassification of medium-term notes maturing during the next twelve months from long-term debt.

A summary of Mattel's capitalization is as follows:

   (In millions, except percentage
    information)                              June 30, 2001           June 30, 2000           Dec. 31, 2000
   --------------------------------------------------------------------------------------------------------
   Medium-term notes                        $  480.0      17%       $  540.5     19%       $  510.0      18%
   Senior notes                                669.8      24           300.0     11           690.7      25
   Other long-term debt obligations             41.3       1            42.0      2            41.7       1
   --------------------------------------------------------------------------------------------------------
   Total long-term debt                      1,191.1      42           882.5     32         1,242.4      44
   Other long-term liabilities                 189.3       7           182.7      7           165.5       6
   Stockholders' equity                      1,406.9      51         1,695.8     61         1,403.1      50
   --------------------------------------------------------------------------------------------------------
                                            $2,787.3     100%       $2,761.0    100%       $2,811.0     100%
   ========================================================================================================

Total long-term debt increased by $308.6 million compared to second quarter 2000 due to the issuance of 200 million of Euro Notes and a $200.0 million term loan during the third quarter of 2000, partially offset by the reclassification of $60.5 million of medium-term notes maturing in the next twelve months to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. As of June 30, 2001, Mattel has up to $400.0 million of debt and equity securities available for issuance under its current shelf registration statement. Stockholders' equity decreased $288.9 million since June 30, 2000, primarily as a result of cumulative losses from discontinued operations, common dividends declared and the unfavorable effect of foreign currency translation, partially offset by income from continuing operations and cash received from exercise of employee stock options.

LIQUIDITY

Cash flows used for continuing operations decreased $43.5 million compared to second quarter 2000, largely due to changes in working capital. During the first half of 2001, Mattel invested cash flows totaling $87.8 million for additions to tooling in support of new products and to expand the capacity of existing North American manufacturing facilities in anticipation of the closure of the Murray, Kentucky facility. Cash flows from financing activities decreased $236.4 million due to lower short-term borrowings, partially offset by cash received from employee stock option exercises and no dividend payments during the first six months of 2001.

During 2001, Mattel expects cash flows to increase due to the change in its dividend policy and the disposition of Learning Company since Mattel is no longer required to fund this business. Mattel currently intends to use the cash savings generated by these actions to reduce debt.

SEASONAL FINANCING

Mattel's financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when accounts receivable are at their highest due to increased sales volume, and when inventories are at their highest in anticipation of expected second half sales volume. Mattel expects to finance its seasonal working capital requirements for the next twelve months by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables and using various short-term bank lines of credit. In addition, Mattel avails itself of individual short-term foreign credit lines with a number of banks, which will be used as needed to finance seasonal working capital requirements of certain foreign subsidiaries. Mattel believes the amounts available under its unsecured committed revolving credit facilities, its uncommitted money market facility and its foreign credit lines will be adequate to meet its seasonal financing requirements.

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

In March 2000, these shareholder complaints were consolidated into two lead cases: Thurber v. Mattel, Inc. et al. (containing claims under (S) 10(b) of the
       ------------------------------
1934 Securities Exchange Act ("Act")) and Dusek v. Mattel, Inc. et al.
                                          ----------------------------
(containing claims under (S) 14(a) of the Act). Mattel and the other defendants filed motions to dismiss both lawsuits for failure to state a claim. In January 2001, the Court granted defendants' motions to dismiss both Thurber and Dusek,
                                                            -------     -----
and gave plaintiffs leave to amend. Plaintiffs filed amended consolidated complaints in March 2001 in both actions. In June 2001, Mattel filed motions to dismiss the amended consolidated complaints. Both Thurber and Dusek are
                                                   -------     -----
currently pending in the United States District Court for the Central District of California.

Other purported class action litigation was brought in the United States District Court for the Central District of California against Mattel as successor to Learning Company and the former directors of Learning Company on behalf of former stockholders of Broderbund Software, Inc. who acquired shares of Learning Company in exchange for their Broderbund common stock in connection with the Learning Company-Broderbund merger on August 31, 1998. The consolidated complaint in In re Broderbund generally alleges that Learning
                          ----------------
Company misstated its financial results prior to the time it was acquired by Mattel. Mattel and the other defendants have filed a motion to dismiss the complaint in In re Broderbund, and in late May 2001, the Court granted the
             ----------------
defendants' motion and dismissed the case.  The In re Broderbund plaintiffs have
                                                ----------------
appealed the Court's ruling to the Ninth Circuit Court of Appeals.

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

Power Wheels(R) Recall

On October 22, 1998, Mattel announced that Fisher-Price, in cooperation with the Consumer Product Safety Commission ("CPSC"), would conduct a voluntary recall involving up to 10 million battery-powered Power Wheels(R) ride-on vehicles. The recall involves the replacement of electronic components that may overheat, particularly when consumers make alterations to the product, and covers vehicles sold nationwide since 1984 under nearly 100 model names. Additionally, Fisher-Price was notified by the CPSC that it was subject to civil penalties for delayed reporting of the facts underlying the recall. Fisher-Price denied that it violated reporting requirements. On June 7, 2001, the CPSC accepted provisions of a settlement agreement whereby Fisher-Price agreed, without admitting any wrongdoing, to pay $1.1 million in civil penalty.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Mattel was held on May 9, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of management's nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:

                                             Shares Voted                     Votes
                                                 "FOR"                      Withheld
     --------------------------------------------------------------------------------
     Eugene P. Beard                         362,183,355                    7,679,597
     Harold Brown                            362,130,135                    7,679,597
     Robert A. Eckert                        360,242,836                    7,679,597
     Tully M. Friedman                       362,130,135                    7,679,597
     Ronald M. Loeb                          361,971,027                    7,679,597
     Andrea L. Rich                          362,140,223                    7,679,597
     William D. Rollnick                     362,123,537                    7,679,597
     Christopher A. Sinclair                 362,163,168                    7,679,597
     G. Craig Sullivan                       362,183,355                    7,679,597
     John L. Vogelstein                      362,133,277                    7,679,597
     Ralph V. Whitworth                      362,152,660                    7,679,597

The proposal to appoint PricewaterhouseCoopers LLP as independent accountants for Mattel for the year ending December 31, 2001, was ratified by the following vote:


       Shares Voted             Shares Voted             Shares               Broker
          "FOR"                  "AGAINST"            "ABSTAINING"          "NON-VOTE"
       -------------------------------------------------------------------------------
       363,153,408                2,916,799            1,522,719                 -

A stockholder proposal regarding certain reports by the board of directors related to the working conditions in Mattel's manufacturing facilities was included in the proxy statement dated April 9, 2001. The proposal was rejected by the following vote:

       Shares Voted             Shares Voted             Shares               Broker
          "FOR"                  "AGAINST"            "ABSTAINING"          "NON-VOTE"
       -------------------------------------------------------------------------------
        22,083,768               250,745,141           20,127,419           74,636,598

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

          11.0  Computation of Income (Loss) per Common and Common Equivalent
                Share
          12.0 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

     (b)  Reports on Form 8-K
          -------------------

          Mattel, Inc. filed the following Current Report on Form 8-K during the quarterly period ended June 30, 2001:

              Date of Report                     Items Reported            Financial Statements Filed
          -------------------------------------------------------------------------------------------
              April 20, 2001                          5, 7                             None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MATTEL, INC.
                                        -------------------------------------
                                         (Registrant)


  Date:  As of August 14, 2001      By:  /s/ Douglas E. Kerner
         ---------------------          -------------------------------------
                                         Douglas E. Kerner
                                         Senior Vice President and Corporate
                                         Controller (Duly authorized officer and
                                         chief accounting officer)