Form 10-Q
period 2001-09-30
MATTEL INC /DE/
filed 2001-10-26
CIK 63276

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-05647
                                              -----------

                                  MATTEL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                                            95-1567322
------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                               (I.R.S. Employer
  incorporation or organization)                                           Identification No.)

333 Continental Boulevard, El Segundo, California                                   90245-5012
-----------------------------------------------------------------------------------------------
(Address of principal executive offices)                                            (Zip Code)

(Registrant's telephone number, including area code)                            (310) 252-2000
                                                     ------------------------------------------

(Former name, former address and former fiscal year,
  if changed since last report)                                                           None
                                --------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No  [_]

Number of shares outstanding of registrant's common stock, $1.00 par value, (including 1,152,822 common shares issuable upon exchange of outstanding exchangeable shares of Softkey Software Products Inc.) as of October 19, 2001:

                               431,629,602 shares

                         PART I -- FINANCIAL INFORMATION

                          Mattel, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                         Sept. 30,         Sept. 30,
                                                           2001              2000           Dec. 31,
(In thousands)                                          (Unaudited)       (Unaudited)         2000
-----------------------------------------------------------------------------------------------------
Assets

Current Assets
  Cash and short-term investments                       $   65,737        $   95,815       $  232,389
  Accounts receivable, net                               1,591,405         1,456,314          839,567
  Inventories                                              739,724           655,706          489,742
  Prepaid expenses and other current assets                181,446           250,406          189,799
------------------------------------------------------------------------------------------------------

    Total current assets                                 2,578,312         2,458,241        1,751,497
------------------------------------------------------------------------------------------------------

Property, Plant and Equipment
  Land                                                      33,404            32,993           32,793
  Buildings                                                262,619           257,670          257,430
  Machinery and equipment                                  604,535           560,875          564,244
  Capitalized leases                                        23,271            23,271           23,271
  Leasehold improvements                                    75,615            71,831           74,988
------------------------------------------------------------------------------------------------------

                                                           999,444           946,640          952,726

  Less: accumulated depreciation                           538,242           456,651          472,986
------------------------------------------------------------------------------------------------------

                                                           461,202           489,989          479,740

  Tools, dies and molds, net                               152,625           172,202          168,092
------------------------------------------------------------------------------------------------------

    Property, plant and equipment, net                     613,827           662,191          647,832
------------------------------------------------------------------------------------------------------

Other Noncurrent Assets
  Intangible assets, net                                 1,123,264         1,149,548        1,136,857
  Other assets                                             735,837           548,972          765,671
  Net investment in discontinued operations                      -            24,944           11,540
------------------------------------------------------------------------------------------------------

                                                        $5,051,240        $4,843,896       $4,313,397
=====================================================================================================

The accompanying notes are an integral part of these financial statements.

                          Mattel, Inc. and Subsidiaries
                     Consolidated Balance Sheets (Continued)

                                                                     Sept. 30,         Sept. 30,
                                                                       2001              2000            Dec. 31,
(In thousands, except share data)                                   (Unaudited)       (Unaudited)          2000
------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
  Short-term borrowings                                           $    735,136      $    737,459     $    226,403
  Current portion of long-term debt                                    244,946             2,582           32,723
  Accounts payable                                                     383,882           373,994          338,966
  Accrued liabilities                                                  687,552           933,675          703,382
  Income taxes payable                                                 196,968            47,792          200,933
------------------------------------------------------------------------------------------------------------------

    Total current liabilities                                        2,248,484         2,095,502        1,502,407
------------------------------------------------------------------------------------------------------------------

Long-Term Liabilities
  Long-term debt                                                     1,021,118         1,273,076        1,242,396
  Other                                                                171,395           167,240          165,496
------------------------------------------------------------------------------------------------------------------

    Total long-term liabilities                                      1,192,513         1,440,316        1,407,892
------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Special voting preferred stock $1.00 par value, $10.00
    liquidation preference per share, one share authorized,
    issued and outstanding, representing the voting rights
    of 1.2 million, 2.2 million and 1.6 million outstanding
    exchangeable shares, respectively                                        -                 -                -
  Common stock $1.00 par value, 1.0 billion shares
    authorized; 436.2 million shares, 435.2 million shares,
    and 435.6 million shares issued, respectively                      436,195           435,232          435,560
  Additional paid-in capital                                         1,648,765         1,711,813        1,706,614
  Treasury stock at cost; 6.0 million shares, 10.9 million
    shares, and 9.6 million shares, respectively                      (181,206)         (327,670)        (288,622)
  Retained earnings (accumulated deficit)                               16,524          (215,545)        (144,417)
  Accumulated other comprehensive loss                                (310,035)         (295,752)        (306,037)
------------------------------------------------------------------------------------------------------------------

    Total stockholders' equity                                       1,610,243         1,308,078        1,403,098
------------------------------------------------------------------------------------------------------------------

                                                                  $  5,051,240      $  4,843,896     $  4,313,397
==================================================================================================================

The accompanying notes are an integral part of these financial statements.

                          Mattel, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                      For the                          For the
                                                                Three Months Ended                Nine Months Ended
                                                         -------------------------------   -------------------------------
                                                             Sept. 30,      Sept. 30,         Sept. 30,      Sept. 30,
(Unaudited; in thousands, except per share amounts)             2001          2000               2001          2000
-----------------------------------------------------------------------------------------------------------------------
Net Sales                                                   $ 1,612,767   $ 1,583,763        $ 3,198,981   $ 3,094,821
Cost of sales                                                   839,488       917,145          1,719,569     1,749,967
-----------------------------------------------------------------------------------------------------------------------

Gross Profit                                                    773,279       666,618          1,479,412     1,344,854
Advertising and promotion expenses                              212,885       225,209            413,149       415,082
Other selling and administrative expenses                       230,264       224,695            649,886       697,605
Amortization of intangibles                                      12,728        13,275             38,265        39,180
Restructuring and other charges                                       -        17,900             13,000        15,900
Interest expense                                                 39,553        42,625            114,065       102,926
Other expense (income), net                                       2,258         7,656             11,478        (7,743)
-----------------------------------------------------------------------------------------------------------------------

Income From Continuing Operations Before
  Income Taxes                                                  275,591       135,258            239,569        81,904
Provision for income taxes                                       75,756        31,564             66,627        16,835
-----------------------------------------------------------------------------------------------------------------------
Income From Continuing Operations                               199,835       103,694            172,942        65,069

Discontinued Operations
Loss from discontinued operations, net of taxes of
  ($154.1) million and ($207.1) million, respectively                 -      (440,560)                 -      (567,166)
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Cumulative Effect of Change in
  Accounting Principles                                         199,835      (336,866)           172,942      (502,097)
Cumulative effect of change in accounting principles,
  net of tax                                                          -             -            (12,001)            -
-----------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Applicable to Common Shares               $   199,835   $  (336,866)       $   160,941   $  (502,097)
=======================================================================================================================

Income Per Common Share - Basic
Income from continuing operations                           $      0.46   $      0.24        $      0.40   $      0.15
Loss from discontinued operations                                     -         (1.03)                 -         (1.33)
Cumulative effect of change in accounting principles                  -             -              (0.03)            -
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $      0.46   $     (0.79)       $      0.37   $     (1.18)
=======================================================================================================================
Weighted average number of common shares                        431,250       426,394            430,703       425,903
=======================================================================================================================

Income Per Common Share - Diluted
Income from continuing operations                           $      0.46   $      0.24        $      0.40   $      0.15
Loss from discontinued operations                                     -         (1.03)                 -         (1.33)
Cumulative effect of change in accounting principles                  -             -              (0.03)            -
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $      0.46   $     (0.79)       $      0.37   $     (1.18)
=======================================================================================================================
Weighted average number of common and common
  equivalent shares                                             436,316       426,945            435,336       426,712
=======================================================================================================================
Dividends Declared Per Common Share                         $         -   $      0.09        $         -   $      0.27
=======================================================================================================================

The accompanying notes are an integral part of these financial statements.

                          Mattel, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                           For the
                                                                                       Nine Months Ended
                                                                                -------------------------------
                                                                                   Sept. 30,        Sept. 30
(Unaudited; in thousands)                                                             2001            2000
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                                                 $  160,941      $  (502,097)
Deduct: loss from discontinued operations                                                  -         (567,166)
---------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                    160,941           65,069
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
   Cumulative effect of change in accounting principles, net of tax                   12,001                -
   Noncash derivative loss                                                             5,532                -
   Noncash restructuring and other charges                                                 -           25,581
   Depreciation                                                                      153,403          144,318
   Amortization                                                                       46,095           45,694
Increase (decrease) from changes in assets and liabilities:
   Accounts receivable                                                              (766,755)        (481,922)
   Inventories                                                                      (261,446)        (248,687)
   Prepaid expenses and other current assets                                         (12,499)         (16,889)
   Accounts payable, accrued liabilities and income taxes payable                     50,510           65,883
   Deferred income taxes                                                              30,468            1,184
   Other, net                                                                         (5,477)           5,446
---------------------------------------------------------------------------------------------------------------
Net cash flows used for operating activities of continuing operations               (587,227)        (394,323)
---------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Purchases of tools, dies and molds                                                   (66,932)         (61,557)
Purchases of other property, plant and equipment                                     (64,218)         (53,081)
Proceeds from sale of other property, plant and equipment                              6,007            5,444
Payment for business acquired                                                        (20,347)               -
Other, net                                                                             2,769              (20)
---------------------------------------------------------------------------------------------------------------
Net cash flows used for investing activities of continuing operations               (142,721)        (109,214)
---------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Short-term borrowings, net                                                           521,445          370,286
Proceeds from issuance of long-term debt                                                   -          390,710
Payment of long-term debt                                                                  -         (100,000)
Exercise of stock options                                                             45,515           11,586
Payment of dividends on common stock                                                       -         (115,155)
Other, net                                                                              (581)            (555)
---------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities of continuing operations                    566,379          556,872
---------------------------------------------------------------------------------------------------------------

Net Cash Used for Discontinued Operations                                                  -         (201,824)
Effect of Exchange Rate Changes on Cash                                               (3,083)          (3,050)
---------------------------------------------------------------------------------------------------------------
Decrease in Cash and Short-term Investments                                         (166,652)        (151,539)
Cash and Short-term Investments at Beginning of Period                               232,389          247,354
---------------------------------------------------------------------------------------------------------------
Cash and Short-term Investments at End of Period                                  $   65,737      $    95,815
===============================================================================================================

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

2. Accounts receivable are shown net of allowances for doubtful accounts of $32.5 million (September 30, 2001), $24.6 million (September 30, 2000), and $24.6 million (December 31, 2000).

3. Inventories are comprised of the following:

       (In thousands)                            Sept. 30, 2001     Sept. 30, 2000      Dec. 31, 2000
       ------------------------------------------------------------------------------------------------
       Raw materials and work in progress           $     48,705       $     57,418       $     34,357
       Finished goods                                    691,019            598,288            455,385
       ------------------------------------------------------------------------------------------------
                                                    $    739,724       $    655,706       $    489,742
       ================================================================================================

4.  Intangibles, net include the following:

       (In thousands)                            Sept. 30, 2001     Sept. 30, 2000      Dec. 31, 2000
       ------------------------------------------------------------------------------------------------
       Goodwill                                     $  1,112,059       $  1,141,486       $  1,124,318
       Other                                              11,205              8,062             12,539
       ------------------------------------------------------------------------------------------------
                                                    $  1,123,264       $  1,149,548       $  1,136,857
       ================================================================================================

5.  Short-term borrowings include the following:


      (In thousands)                            Sept. 30, 2001     Sept. 30, 2000      Dec. 31, 2000
       ------------------------------------------------------------------------------------------------
       Notes payable                                  $270,496           $119,959            $  68,386
       Commercial paper                                464,640            617,500              158,017
       ------------------------------------------------------------------------------------------------
                                                      $735,136           $737,459            $ 226,403
       ================================================================================================



6.  Long-term debt includes the following:

       (In thousands)                            Sept. 30, 2001     Sept. 30, 2000      Dec. 31, 2000
       ------------------------------------------------------------------------------------------------
       Euro notes due 2002                          $          -       $    190,710       $    190,710
       Unsecured term loan due 2003                      200,000            200,000            200,000
       6% senior notes due 2003                          150,000            150,000            150,000
       6-1/8% senior notes due 2005                      150,000            150,000            150,000
       Medium-term notes                                 480,000            540,500            510,000
       10.15% mortgage note due 2005                      41,118             41,866             41,686
       ------------------------------------------------------------------------------------------------
                                                    $  1,021,118       $  1,273,076       $  1,242,396
       ================================================================================================

7. Comprehensive income (loss) is as follows:




                                                                        For the Nine Months Ended
                                                                  -----------------------------------
        (In thousands)                                              Sept. 30, 2001     Sept. 30, 2000
        ---------------------------------------------------------------------------------------------
        Income from continuing operations                              $ 172,942         $   65,069
        Loss from discontinued operations                                      -           (567,166)
        Cumulative effect of change in accounting principles             (12,001)                 -
        ---------------------------------------------------------------------------------------------
        Net income (loss)                                                160,941           (502,097)
        Unrealized holding losses arising during the period                 (186)            (2,712)
        Transition adjustment related to FAS 133                          14,127                  -
        Net loss on derivative instruments                                (2,672)                 -
        Currency translation adjustments                                 (15,267)           (53,393)
        ---------------------------------------------------------------------------------------------
        Comprehensive income (loss)                                    $ 156,943         $ (558,202)
        =============================================================================================



8. Supplemental disclosure of cash flow information is as follows:




                                                                            For the Nine Months Ended
                                                                         -------------------------------------
        (In thousands)                                                      Sept. 30, 2001     Sept. 30, 2000
        ------------------------------------------------------------------------------------------------------
        Cash payments during the period:
          Interest                                                            $ 115,715          $ 120,117
          Income taxes                                                           25,642             27,270

        Noncash investing and financing activities during the period:
          Receipt of marketable securities from sale of business              $       -          $  42,167
          Issuance of stock warrant                                                   -              5,789
        ------------------------------------------------------------------------------------------------------



9. Effective on January 1, 2001, Mattel adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and
                                 -----------------------------------------
   Hedging Activities. This statement requires companies to record derivatives
   -------------------
   on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

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

    As a result of adopting FAS 133, Mattel recorded a one-time transition adjustment of $12.0 million, net of tax, (or $0.03 per share) as the cumulative effect of change in accounting principle related to unrealized losses on the CyberPatrol securities that had been previously deferred in other comprehensive income (loss). During the first quarter of 2001, Mattel recorded an additional pre-tax loss of $5.5 million in other expense, net related to the decrease in fair value of the derivative. Mattel also recorded a one-time transition adjustment of $2.1 million in other comprehensive income (loss) related to unrealized gains on derivative instruments. As of September 30, 2001, $2.7 million of unrealized losses related to derivative instruments have been recorded in other comprehensive income (loss). Mattel expects to reclassify these unrealized losses from other comprehensive income (loss) to its results of operations over the life of the contracts, generally 18 months or less.



10. As part of its financial realignment plan, Mattel announced during the third quarter of 2000 a change in its dividend policy consisting of a reduction in the annual cash dividend from $0.36 per share to $0.05 per share, when and as declared by the board of directors. No quarterly dividend for the third quarter of 2001 was declared. The $0.05 per share annual dividend rate under the new dividend policy is expected to become effective in December 2001. The board of directors declared a dividend of $0.09 per share in third quarter 2000.




11. Basic income (loss) per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares and common shares obtainable upon the exchange of the exchangeable shares of Mattel's Canadian subsidiary, Softkey Software Products Inc., outstanding during each period.

    Diluted income (loss) per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Mattel's Canadian subsidiary, Softkey Software Products Inc., and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, and conversion of dilutive convertible debt, as applicable. For the quarter and year to date periods ended September 30, 2001, premium price stock options totaling 15.2 million were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the quarter and year to date periods ended September 30, 2001, other nonqualified stock options totaling 13.9 million and 14.3 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the quarter and year to date periods ended September 30, 2000, premium price stock options totaling 18.8 million, convertible debt and warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the quarter and year to date periods ended September 30, 2000, other nonqualified stock options totaling 32.7 million and 29.7 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.


12. The table below presents information about segment revenues, operating profit and assets. Mattel's reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment is further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. The US Girls segment includes brands such as Barbie(R), Polly Pocket!(R) and American Girl(R). The US Boys-Entertainment segment includes Hot Wheels(R), Matchbox(R), Tyco(R) Electric Racing and Tyco(R) Radio Control (collectively "Wheels"), and Disney, Nickelodeon(R), Harry Potter(TM), Max Steel(TM) and games and puzzles (collectively "Entertainment") products. The US Infant & Preschool segment includes Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R) and other preschool products. The International segment sells products in all toy categories. Segment revenues do not include sales adjustments such as trade discounts and other allowances. However, such adjustments are included in the determination of segment income from operations. Segment income from operations represents income from continuing operations before interest expense and income taxes, while consolidated income from operations represents income from continuing operations before income taxes as reported in the consolidated statements of operations. The segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.


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

                                                              For the Three Months Ended           For the Nine Months Ended
                                                           ---------------------------------------------------------------------
                                                             Sept. 30,           Sept. 30,        Sept. 30,          Sept. 30,
     (In thousands)                                            2001                2000              2001              2000
     ---------------------------------------------------------------------------------------------------------------------------
     Revenues
     Domestic:
       US Girls                                             $  453,817          $  478,672        $  912,868        $  938,799
       US Boys-Entertainment                                   275,160             257,938           542,966           503,644
       US Infant & Preschool                                   456,121             424,777           886,685           843,623
       Other                                                     1,317                 357             3,903             3,598
     ---------------------------------------------------------------------------------------------------------------------------
     Total Domestic                                          1,186,415           1,161,744         2,346,422         2,289,664
     International                                             527,043             515,917         1,067,006           998,745
     ---------------------------------------------------------------------------------------------------------------------------
                                                             1,713,458           1,677,661         3,413,428         3,288,409
     Sales adjustments                                        (100,691)            (93,898)         (214,447)         (193,588)
     ---------------------------------------------------------------------------------------------------------------------------
     Net sales from continuing operations                   $1,612,767          $1,583,763        $3,198,981        $3,094,821
     ===========================================================================================================================
     Operating Profit
     Domestic:
       US Girls                                             $  135,581          $  134,684        $  218,404        $  207,115
       US Boys-Entertainment                                    43,174              30,241            45,232            17,295
       US Infant & Preschool                                    81,424              67,804            92,566            81,083
     ---------------------------------------------------------------------------------------------------------------------------
     Total Domestic                                            260,179             232,729           356,202           305,493
     International                                              77,722              68,461            65,642            60,021
     ---------------------------------------------------------------------------------------------------------------------------
                                                               337,901             301,190           421,844           365,514
     Interest expense                                          (39,553)            (42,625)         (114,065)         (102,926)
     Corporate and other (a)                                   (22,757)           (123,307)          (68,210)         (180,684)
     ---------------------------------------------------------------------------------------------------------------------------
     Income from continuing operations
       before income taxes                                  $  275,591          $  135,258        $  239,569        $   81,904
     ===========================================================================================================================

     Assets

                                                                Sept. 30,       Sept. 30,
     (In thousands)                                                2001            2000
     --------------------------------------------------------------------------------------
     Domestic:
       US Girls (b)                                            $  545,598
       US Boys-Entertainment (b)                                  329,666
     --------------------------------------------------------------------------------------
                                                                  875,264      $  883,253
       US Infant & Preschool                                      554,282         349,512
     --------------------------------------------------------------------------------------
     Total Domestic                                             1,429,546       1,232,765
     International                                                819,179         759,674
     --------------------------------------------------------------------------------------
                                                                2,248,725       1,992,439
     Corporate and other                                           82,404         119,581
     --------------------------------------------------------------------------------------
     Accounts receivable and inventories from
       continuing operations                                   $2,331,129      $2,112,020
     =====================================================================================



(a) For the quarter ended September 30, 2001, corporate and other includes $11.2 million of charges related to the financial realignment plan (see
     Note 13). For the quarter ended September 30, 2000, corporate and other includes $110.3 million of charges related to the financial realignment plan, and a $5.0 million reversal of prior year restructuring charges. For the nine months ended September 30, 2001, corporate and other includes $39.0 million of charges related to the financial realignment plan and a $5.5 million loss on derivative instruments. For the nine months ended September 30, 2000, corporate and other includes $110.3 million of charges related to the financial realignment plan, a $53.1 million charge related to the departure of certain senior executives, and a $7.0 million reversal of prior year restructuring charges.


(b) Asset information was not maintained by individual segment as of September 30, 2000.

     Mattel sells a broad variety of toy products, which are grouped into three major categories: Girls, Boys-Entertainment and Infant & Preschool. The table below presents worldwide revenues by category:


                                                           For the Three Months Ended            For the Nine Months Ended
                                                       ------------------------------------------------------------------------
     (In thousands)                                    Sept. 30, 2001     Sept. 30, 2000     Sept. 30, 2001     Sept. 30, 2000
     --------------------------------------------------------------------------------------------------------------------------
     Girls                                                 $  710,399         $  702,645         $1,427,874         $1,375,263
     Boys-Entertainment                                       423,235            404,363            838,607            786,521
     Infant & Preschool                                       578,875            561,982          1,138,724          1,111,110
     Other                                                        949              8,671              8,223             15,515
     --------------------------------------------------------------------------------------------------------------------------
                                                            1,713,458          1,677,661          3,413,428          3,288,409
     Sales adjustments                                       (100,691)           (93,898)          (214,447)          (193,588)
     --------------------------------------------------------------------------------------------------------------------------
     Net sales from continuing operations                  $1,612,767         $1,583,763         $3,198,981         $3,094,821
     ==========================================================================================================================




13. During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling, general and administrative expenses; operating profit; and cash flow. The plan will require a total pre-tax charge estimated at $250 million, or $170 million on an after-tax basis. To date, Mattel has recorded pre-tax charges totaling $164.2 million, or approximately $112 million on an after-tax basis, related to this plan. Of the total charge, $125.2 million (approximately $84 million after-tax) was recorded in 2000 and $39.0 million (approximately $28 million after-tax) was recorded in the first nine months of 2001. In accordance with generally accepted accounting principles, future pre-tax implementation costs of approximately $86 million have not been accrued as of September 30, 2001. Mattel expects that these costs will be recorded over approximately the next two years.


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

     In April 2001, as part of the financial realignment plan, Mattel announced the closure of one of its North American distribution and manufacturing facilities (the "North American Strategy"). Production from the Murray, Kentucky, facility will be consolidated into existing Mattel-owned and operated facilities in North America with the final shutdown of Murray operations expected in 2002. This action is one of the realignment measures taken to lower costs. Mattel believes this action was necessary in order to maintain a competitive cost structure in today's global marketplace.

     In 2000, Mattel recorded a pre-tax restructuring charge of $22.9 million as part of the initial phase of the financial realignment plan, of which approximately $18 million was not incurred as of December 31, 2000. This charge related to elimination of positions at headquarters locations in El Segundo, Fisher-Price and Pleasant Company, closure of certain international offices, and consolidation of facilities. During the second quarter of 2001, Mattel recorded a $13.0 million pre-tax restructuring charge as part of the financial realignment plan, largely related to the North American Strategy. Total worldwide headcount reduction as a result of the restructuring is approximately 1,700 employees, of which approximately 1,100 are related to the North American Strategy. From inception through September 30, 2001, a total of approximately $15 million has been incurred related to the termination of nearly 640 employees, of which approximately 120 were terminated during the third quarter of 2001.

     The components of the restructuring charges are as follows:


                                                          Balance                          Amounts            Balance
     (In millions)                                     Dec. 31, 2000        Accruals       Incurred        Sept. 30, 2001
     ----------------------------------------------------------------------------------------------------------------------
     Severance and other compensation                            $16             $11           $(12)                  $15
     Lease termination costs                                       1               2              -                     3
     Other                                                         1               -             (1)                    -
     ----------------------------------------------------------------------------------------------------------------------
     Total restructuring charge                                  $18             $13           $(13)                  $18
     ======================================================================================================================




14. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141, Business Combinations, and 142,
                                              ---------------------
     Goodwill and Other Intangible Assets. FAS 141 requires that the purchase
     ------------------------------------
     method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. FAS 142 eliminates the amortization of, and requires impairment testing at least annually for, goodwill and indefinite-lived intangibles. Mattel is required to adopt these statements for its fiscal year beginning January 1, 2002. Management is currently evaluating the impact of FAS 142 on Mattel's consolidated financial position and results of operations.

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

Marketplace Risks

- Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of Mattel's products

- Changes in public and consumer preferences, which may negatively affect Mattel's toy business

- Significant changes in the play patterns of children, whereby they are increasingly attracted to more developmentally advanced products at younger ages, which may affect brand loyalty and the perceived value of, and demand for, Mattel's products

- Adverse changes in general economic conditions in the US and internationally, including adverse changes in the retail environment, which may negatively affect the sales of Mattel's products or increase costs associated with manufacturing and distributing these products

-  Concentration of Mattel's business with a small group of major customers

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

Other Risks

- Mattel's ability to ensure successful implementation of all phases of its financial realignment plan and realization of the anticipated cost savings and improved cash flows

- Mattel's ability to successfully implement initiatives regarding its core business, including supply chain management, customer service, international operations and employee development

- Development of new technologies, including digital media and the Internet, which may create new risks to Mattel's ability to protect its intellectual property rights or affect the development, marketing and sales of Mattel's products

- Changes in laws or regulations, both domestically and internationally, including those affecting the Internet, consumer products, environmental activities, import and export laws or trade restrictions, which may lead to increased costs or interruption in normal business operations of Mattel

- Deterioration of political or trade relations between the US and foreign countries in which Mattel has significant manufacturing facilities or other operations and possible economic or political instability in such foreign countries

- Possible terrorist activity, the threat of such activity, and responses to and results of such activity, including but not limited to effects, domestically and/or internationally, on Mattel, its personnel and facilities, its customers and suppliers, financial markets and general economic conditions

- Current and future litigation, governmental proceedings or environmental matters, which may lead to increased costs or interruption of normal business operations of Mattel

- Labor disputes, which may lead to increased costs or disruption of any of Mattel's operations

- Acquisitions, mergers or dispositions, which may affect profit, revenues, profit margins, debt-to-equity ratios, capital expenditures or other aspects of Mattel's business

The risks included herein are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors, which could materially and adversely impact Mattel's business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict the impact of all such risk factors on Mattel's business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

Mattel's portfolio of brands and products are grouped in the following categories:

Girls - including Barbie(R) fashion dolls and accessories, collector dolls, Polly Pocket!(R), Diva Starz(TM), and American Girl(R)

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

Mattel's business is highly seasonal, with consumers making a large percentage of all toy purchases around the traditional holiday season in the fourth quarter. A significant portion of Mattel's customers' purchasing occurs in the third and fourth quarters in anticipation of such holiday buying. As a result of the seasonal purchasing patterns and production lead times, Mattel's business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories better, requiring Mattel to ship products closer to the time its customers expect to sell the products to consumers. These factors increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel's own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. Additionally, as retailers manage their inventories, Mattel experiences cyclical ordering patterns for products and product lines that may cause its sales to vary significantly from period to period.

Financial Realignment Plan

During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling, general and administrative expenses; operating profit; and cash flow. The financial realignment plan, together with the disposition of Learning Company, was part of management's strategic plan to focus on growing Mattel's core brands and lowering operating costs and interest expense. The plan will require a total pre-tax charge estimated at approximately $250 million, or $170 million on an after-tax basis, of which approximately $100 million represents cash expenditures and $70 million represents noncash writedowns. Total cash outlay will be funded from existing cash balances and internally generated cash flows from operations. To date, Mattel has recorded pre-tax charges totaling $164.2 million, or approximately $112 million on an after-tax basis, related to this plan. Of the total charge, $125.2 million (approximately $84 million after-tax) was recorded in 2000 and $39.0 million (approximately $28 million after-tax) was recorded in the first nine months of 2001. In accordance with generally accepted accounting principles, future pre-tax implementation costs of approximately $86 million have not been accrued as of September 30, 2001. Mattel expects that these costs will be recorded over approximately the next two years.

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

In April 2001, as part of the financial realignment plan, Mattel announced the closure of one of its North American distribution and manufacturing facilities. Production from the Murray, Kentucky, facility will be consolidated into existing Mattel-owned and operated facilities in North America with the final shutdown of Murray operations expected in 2002. This action is one of the realignment measures taken to lower costs. Mattel believes this action was necessary in order to maintain a competitive cost structure in today's global marketplace.

In 2000, Mattel recorded a pre-tax restructuring charge of $22.9 million as part of the initial phase of the financial realignment plan, of which approximately $18 million was not incurred as of December 31, 2000. This charge related to elimination of positions at headquarters locations in El Segundo, Fisher-Price and Pleasant Company, closure of certain international offices, and consolidation of facilities. During the second quarter of 2001, Mattel recorded a $13.0 million pre-tax restructuring charge as part of the financial realignment plan, largely related to the North American Strategy. Total worldwide headcount reduction as a result of the restructuring is approximately

1,700 employees, of which approximately 1,100 are related to the North American Strategy. From inception through September 30, 2001, a total of approximately $15 million has been incurred related to the termination of nearly 640 employees, of which approximately 120 were terminated during the third quarter of 2001.

The components of the restructuring charges are as follows:

                                                         Balance                            Amounts           Balance
    (In millions)                                     Dec. 31, 2000        Accruals         Incurred       Sept. 30, 2001
    ---------------------------------------------------------------------------------------------------------------------
    Severance and other compensation                            $16             $11             $(12)                $15
    Lease termination costs                                       1               2                -                   3
    Other                                                         1               -               (1)                  -
    ---------------------------------------------------------------------------------------------------------------------
    Total restructuring charge                                  $18             $13             $(13)                $18
    =====================================================================================================================

Under the plan, Mattel expects to generate approximately $200 million of cumulative pre-tax cost savings over the next three years. Mattel has completed all of the activities needed in order to recognize approximately $55 million in savings targeted for 2001. However, there is no assurance that Mattel will be able to successfully implement all phases of its financial realignment plan or that it will realize the anticipated cost savings and improved cash flows.

Results of Continuing Operations - Third Quarter

Consolidated Results

Net income from continuing operations for the third quarter of 2001 was $199.8 million or $0.46 per diluted share as compared to net income of $103.7 million or $0.24 per diluted share in the third quarter of 2000. Profitability in the third quarter of 2001 was negatively impacted by an $11.2 million pre-tax charge, approximately $8 million after-tax or $0.02 per diluted share, related to the financial realignment plan. A $110.3 million pre-tax charge related to the financial realignment plan, partially offset by a $5.0 million reversal of the 1999 restructuring charge, negatively impacted profitability in the third quarter of 2000. The combined effect resulted in a pre-tax net charge totaling $105.3 million, approximately $71 million after-tax or $0.17 per diluted share.

Consumer confidence may have been impacted by the events of September 11, 2001, and therefore, may lead to a more challenging retail environment during the all important holiday season. Mattel believes that the possibility of lower sales due to a challenging retail environment, combined with the impact of a stronger US dollar, will likely be offset by the benefit of lower interest rates, and savings from cost reduction programs, such as the financial realignment plan and supply chain initiatives.

The following table provides a comparison of the reported results and the results excluding charges:

                                                               For the Three Months Ended Sept. 30,
                                            ---------------------------------------------------------------------------
                                                           2001                                  2000
                                            ------------------------------------ --------------------------------------
                                             Reported                 Results     Reported                  Results
(In millions)                                Results      Charges     Ex. Chgs    Results      Charges      Ex. Chgs
-----------------------------------------------------------------------------------------------------------------------
Net sales                                     $1,612.8      $     -    $1,612.8    $1,583.7      $     -      $1,583.7
=======================================================================================================================
Gross profit                                  $  773.3      $ (10.2)   $  783.5    $  666.6      $ (72.0)     $  738.6
Advertising and promotion
  expenses                                       212.9            -       212.9       225.2          3.8         221.4
Other selling and administrative
  expenses                                       230.3            -       230.3       224.7          2.1         222.6
Amortization of intangibles                       12.7            -        12.7        13.3          0.5          12.8
Restructuring and other charges                      -            -           -        17.9         17.9             -
Other expense (income), net                        2.3          1.0         1.3         7.6          9.0          (1.4)
-----------------------------------------------------------------------------------------------------------------------
Operating income                                 315.1        (11.2)      326.3       177.9       (105.3)        283.2
Interest expense                                  39.5            -        39.5        42.6            -          42.6
-----------------------------------------------------------------------------------------------------------------------
Income from continuing
 operations before income taxes               $  275.6      $ (11.2)   $  286.8    $  135.3      $(105.3)     $  240.6
=======================================================================================================================


Net sales from continuing operations in the third quarter of 2001 increased 2% to $1.61 billion, from $1.58 billion in 2000. In local currency, net sales were up 3% compared to a year ago. Sales within the US increased 2% and accounted for 69% of consolidated sales in both the third quarter of 2001 and 2000. Sales outside the US increased 2% from the year ago quarter. Excluding the unfavorable foreign currency exchange impact, international sales increased by 5% compared to 2000.

Worldwide sales in the Girls category increased 1%, or 2% in local currency, to $710.4 million. Domestic sales declined by 5% while international sales increased 14%, or 17% in local currency. The performance of Polly Pocket!(R), Diva Starz(TM) and What's Her Face!(TM) drove growth in the Girls category. Worldwide Barbie(R) sales decreased 9%, or 8% in local currency. Barbie(R) sales in the US declined 17% as compared to the year ago quarter, when sales increased 9%. The decline in US Barbie(R) sales was due to continuing inventory management by retailers, lower shipments of Holiday Celebration(TM) Barbie(R) in response to lower demand at retail, and lower sales of adult-targeted collector dolls resulting from a weakening retail climate for higher-priced collectible items. International sales for Barbie(R) increased 7%, or 9% in local currency, reflecting the benefit of early product availability and stronger alignment of worldwide sales and marketing plans.

Worldwide sales in the Boys-Entertainment category grew 5%, or 6% in local currency, to $423.2 million in 2001. Domestic sales grew by 7% while international sales increased 1%, or 5% in local currency. While sales of the Hot Wheels(R) brand increased by 9%, sales in the Wheels category experienced a 3% decline due to lower shipments of the Tyco(R) Radio Control and Matchbox(R) brands. Sales increased 18% in the Entertainment category, led by the introduction of Harry Potter(TM) products.

Worldwide sales in the Infant & Preschool category increased 3% in both US dollars and local currency, to $578.9 million in 2001. Domestic sales were up 7%, while international sales were down 11%, or 9% in local currency.

Worldwide sales of core Fisher-Price(R) products were up 8%. Strong growth in core Fisher-Price(R) and Power Wheels(R) products was partially offset by a decline in licensed character brands. In the US, sales of licensed character brands were flat versus year ago levels, reversing a trend of decline over the previous six quarters. Licensed character brand sales internationally continued to decline. Mattel believes international markets for licensed character brands tend to lag behind the US by about one year.


Gross profit, as a percentage of net sales, was 47.9% in 2001 compared to 42.1% last year. Reported cost of sales for third quarter 2001 includes a $10.2 million charge, primarily related to the termination of licensing arrangements as part of the financial realignment plan. Cost of sales reported in third quarter 2000 includes a $72.0 million charge, incurred as part of the financial realignment plan, related to the termination of a variety of licenses and other contractual arrangements, and the elimination of product lines that did not deliver an adequate level of profitability. Excluding the financial realignment plan charges, gross profit, as a percentage of net sales, was 48.6% in the third quarter of 2001 compared to 46.6% in 2000. Gross profit was positively impacted by savings realized from the financial realignment plan and lower product costs achieved through the supply chain initiative, partially offset by the negative impact of foreign exchange.


Advertising and promotion expense was 13.2% of net sales in third quarter 2001, compared to 14.2% last year. Excluding the $3.8 million charge taken in the third quarter of 2000 related to the termination of a contractual arrangement, advertising as a percentage of net sales was 14.0%. Advertising and promotion expense during third quarter 2001 was positively impacted by softness in media pricing. Mattel's 2001 media plan is actually stronger than last year's in terms of gross rating points. Other selling and administrative expenses of $230.3 million for the quarter represented 14.3% of net sales compared to 14.2% in 2000. Excluding the $2.1 million charge taken in the third quarter of 2000 for settlement of certain litigation matters, other selling and administrative expenses were 14.1% of net sales. During third quarter of 2001, savings realized from the financial realignment plan were offset by an incremental charge for bad debt expense of approximately $9 million, primarily related to the bankruptcy declared by a US retailer during the quarter.

Other expense, net in 2001 includes a $1.0 million charge for asset writedowns associated with implementing the North American Strategy, while other expense, net in 2000 includes a $9.0 million charge for the writeoff of certain noncurrent assets. Excluding these charges, other expense (income), net decreased from income of $1.4 million in 2000 to expense of $1.3 million in 2001. Interest expense was $39.5 million in 2001 compared to $42.6 million in 2000. This year's interest expense includes a significant benefit from lower short-term interest rates. Mattel's third quarter tax rate, excluding charges, was 27.6%, consistent with the expected rate for the year.

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


US Girls segment sales decreased by 5% in third quarter 2001 compared to third quarter 2000. The decline was largely due to a decrease in Barbie(R) sales, partially offset by increased sales of Polly Pocket!(R), Diva Starz(TM) and What's Her Face!(TM) . Barbie(R) sales declined by 17%, as compared to the year ago quarter when Barbie(R) experienced a 9% increase in sales. The decline in Barbie(R) sales was due to continuing inventory management by retailers, lower shipments of Holiday Celebration(TM) Barbie(R) in response to weakening demand at retail, and lower sales of adult-targeted collector dolls resulting from a weakening retail climate for higher-priced collectible items. US Boys-Entertainment segment sales increased 7% compared to 2000. The US Entertainment business experienced double-digit growth, largely due to the introduction of Harry Potter(TM) products, while the US Wheels business remained flat with last year. The US Infant & Preschool segment sales increased 7% due to increased sales of core Fisher-Price(R) and Power Wheels(R) products. Sales of licensed character brand products were flat versus year ago levels, reversing a trend of decline over the previous six quarters. International segment sales increased by 2% compared to last year. Excluding the unfavorable foreign exchange impact, sales grew by 5%, largely due to growth in Barbie(R), Polly Pocket!(R), core Fisher-Price(R) and Hot Wheels(R) products combined with the introduction of Harry Potter(TM) and Diva Starz(TM) products.


Operating profit in the US Girls segment increased by 1% despite the sales decline, largely due to improved margins and softness in media pricing. Operating profit in the US Boys-Entertainment segment improved by 43% due to increased sales, improved margins, reduced selling and administrative expenses, and softness in media pricing. Operating profit in the US Infant & Preschool segment improved 20%, largely due to increased volume and improved margin. The International segment operating profit increased 14% due to increased volume and lower product costs, partially offset by unfavorable foreign exchange and lower operating profit in certain Latin American countries.

Results of Continuing Operations - First Nine Months

Consolidated Results

Net income from continuing operations for the first nine months of 2001 was $172.9 million or $0.40 per diluted share as compared to net income of $65.1 million or $0.15 per diluted share in the first nine months of 2000. Profitability in the first nine months of 2001 was negatively impacted by $39.0 million of charges related to the financial realignment plan and a $5.5 million charge related to a pre-tax loss on derivative instruments. The combined effect of these items resulted in pre-tax charges totaling $44.5 million, approximately $33 million after-tax or $0.07 per diluted share. Profitability in the first nine months of 2000 was negatively impacted by a $110.3 million pre-tax charge related to the financial realignment plan and a $53.1 million pre-tax charge related to the departure of certain senior executives, partially offset by a $7.0 million pre-tax credit related to adjustments to the 1999 restructuring and other charges. The combined effect of these items resulted in net pre-tax charges totaling $156.4 million, approximately $108 million after-tax or $0.25 per diluted share.

The following table provides a comparison of the reported results and the results excluding charges:

                                                               For the Nine Months Ended Sept. 30,
                                            ---------------------------------------------------------------------------
                                                           2001                                  2000
                                            ------------------------------------ --------------------------------------
                                              Reported                   Results   Reported                    Results
(In millions)                                  Results      Charges     Ex. Chgs    Results      Charges      Ex. Chgs
-----------------------------------------------------------------------------------------------------------------------
Net sales                                     $3,199.0      $     -    $3,199.0    $3,094.8     $      -      $3,094.8
=======================================================================================================================
Gross profit                                  $1,479.4      $ (24.0)   $1,503.4    $1,344.9     $  (72.0)     $1,416.9
Advertising and promotion
  expenses                                       413.2          0.3       412.9       415.1          3.8         411.3
Other selling and administrative
  expenses                                       649.9          0.1       649.8       697.6         55.2         642.4
Amortization of intangibles                       38.2            -        38.2        39.2          0.5          38.7
Restructuring and other charges                   13.0         13.0           -        15.9         15.9             -
Other expense (income), net                       11.5          7.1         4.4        (7.8)         9.0         (16.8)
-----------------------------------------------------------------------------------------------------------------------
Operating income                                 353.6        (44.5)      398.1       184.9       (156.4)        341.3
Interest expense                                 114.0            -       114.0       102.9            -         102.9
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                         $  239.6      $ (44.5)   $  284.1    $   82.0     $ (156.4)     $  238.4
=======================================================================================================================

Net sales from continuing operations in the first nine months of 2001 increased 3% from last year to $3.20 billion. In local currency, net sales were up 5% compared to a year ago. Sales within the US increased 2% and accounted for 69% of consolidated sales in the first nine months of 2001 compared to 70% in 2000. Sales outside the US increased 7% from a year ago. Excluding the unfavorable foreign currency exchange impact, international sales increased by 11% compared to 2000.

Worldwide sales in the Girls category, which now includes American Girl(R), increased 4%, or 5% in local currency, to $1.43 billion. Domestic sales declined by 3%, while international sales increased 18%, or 22% in local currency.
The performance of Polly Pocket!(R), Diva Starz(TM), What's Her Face!(TM) and American Girl(R) drove growth in the Girls category. Worldwide Barbie(R) sales decreased 4%, or 3% in local currency. Barbie(R) sales in the US declined 13% as compared to the strong year ago period, when sales increased 13% year over year. The decline in US Barbie(R) sales was due to continuing inventory management by retailers, lower shipments of Holiday Celebration(TM) Barbie(R) in response to lower demand at retail, and lower sales of adult-targeted collector dolls resulting from a weakening retail climate for higher-priced collectible items. International sales for Barbie(R) were up 14%, or 18% in local currency, reflecting relatively softer comparisons in the first nine months of 2000, the benefit of early product availability, and stronger alignment of worldwide sales and marketing plans.


Worldwide sales in the Boys-Entertainment category grew 7%, or 8% in local currency, to $838.6 million in 2001. Domestic sales grew by 8% while international sales increased 5%, or 9% in local currency. The worldwide Wheels business increased 2%, driven by double-digit growth in Hot Wheels(R), partially offset by a decline in Matchbox(R) and Tyco(R) Radio Control. The Entertainment business had double-digit growth in sales with strength in Harry Potter(TM) and Max Steel(TM) products.

Worldwide sales in the Infant & Preschool category increased 2%, or 3% in local currency, to $1.14 billion in 2001. Domestic sales were up 5% and international sales were down 6%, or down 3% in local currency. Worldwide sales of core Fisher-Price(R) products were up 8%, including double-digit growth internationally in local currency. The growth in core Fisher-Price(R) and Power Wheels(R) products was partially offset by weakness in licensed character brands.


Gross profit, as a percentage of net sales, was 46.2% in 2001, compared to 43.5% last year. Reported cost of sales for 2001 includes a $24.0 million charge, largely related to accelerated depreciation resulting from the planned closure of the Murray, Kentucky plant and termination of a licensing arrangement as part of the financial realignment plan. Cost of sales reported in 2000 includes a $72.0 million charge, incurred as part of the financial realignment plan, related to the termination of a variety of licenses and other contractual arrangements, and elimination of product lines that did not deliver an adequate level of profitability. Excluding the financial realignment plan charges, gross profit, as a percentage of net sales, was 47.0% in the first nine months of 2001 compared to 45.8% in 2000. Gross profit was positively impacted by savings realized from the financial realignment plan and lower product costs achieved through the supply chain initiative, partially offset by the negative impact of foreign exchange.


Advertising and promotion expense was 12.9% of net sales in 2001, compared to 13.4% last year. Reported advertising and promotion expense for 2001 and 2000 include $0.3 million and $3.8 million of charges, respectively, related to exiting certain product lines. Excluding these charges, advertising and promotion expense declined from 13.3% in 2000 to 12.9%, largely due to softness in media pricing. Mattel's 2001 media plan is actually stronger than last year's in terms of gross rating points. In the first nine months of 2000, other selling and administrative expenses included a $53.1 million charge related to the departure of certain senior executives and a $2.1 million charge for settlement of certain litigation matters. Excluding these charges, other selling and administrative expenses declined from 20.8% of net sales in 2000 to 20.3% in 2001. Savings realized from the financial realignment plan were offset by bad debt expense of approximately $9 million, primarily related to the bankruptcy declared by a US retailer during the third quarter of 2001.



Other expense, net in 2001 includes a $5.5 million loss on derivative instruments and a $1.6 million expense for asset writedowns and other costs associated with implementing the North American Strategy. Other expense, net in 2000 includes a $9.0 million charge for the writeoff of certain noncurrent assets. Excluding these charges, other expense (income), net decreased from income of $16.8 million in 2000 to expense of $4.4 million in 2001. In 2000, other income, net included favorable foreign exchange and investment gains. Interest expense was $114.0 million in 2001 compared to $102.9 million last year. The increase is due to the allocation in the first nine months of last year of $31.0 million in interest to discontinued operations. In the first nine months of 2001, all interest expense was allocated to continuing operations. Partially offsetting the increase is a benefit in 2001 from lower short-term interest rates and lower average short-term seasonal borrowings. Interest expense for full year 2001 is expected to be lower than last year's $189 million of total interest expense incurred for continuing and discontinued operations combined. However, management also believes that the impact of a stronger US dollar versus year ago levels and the possibility of lower sales due to the challenging retail sales environment will likely offset any interest rate benefit to the overall consolidated statement of operations. Mattel's first nine month's tax rate, excluding charges, was 27.6%, consistent with the expected rate for the year.


Business Segment Results


US Girls segment sales decreased by 3% in 2001 compared to 2000. A 13% decline in Barbie(R) sales was partially offset by increased sales of American Girl(R), Polly Pocket!(R), Diva Starz(TM) and What's Her Face!(TM) . The decrease in Barbie(R) sales compared to first nine months of 2000 was primarily due to changes in retailer buying patterns and stronger comparable results a year ago. US Boys-Entertainment segment sales increased 8% compared to 2000. The US Wheels business increased 3% due to growth in Hot Wheels(R). The US Entertainment business experienced double-digit growth, largely due to the introduction of Harry Potter(TM) products. US Infant & Preschool segment sales increased 5%, largely due to increased sales of core Fisher-Price(R) and Power Wheels(R) products, partially offset by a decline in sales of licensed character brand products. International segment sales increased by 7% compared to last year. Excluding the unfavorable foreign exchange impact, sales grew by 11% due to double-digit growth in Barbie(R), Polly Pocket!(R), core Fisher-Price(R) and Hot Wheels(R) products combined with the introduction of Diva Starz(TM) and Harry Potter(TM) products.




Operating profit in the US Girls segment increased by 5% despite the sales decline, largely due to improved margins, reduced selling and administrative expenses, and softness in media pricing. Operating profit in the US Boys-Entertainment segment more than doubled, due to increased sales, improved margins, reduced selling and administrative expenses and softness in media pricing. Operating profit in the US Infant & Preschool segment increased by 14% as increased sales were partially offset by higher selling and administrative expenses to support certain new product lines. International segment operating profit improved by 9% as higher volume was partially offset by lower operating profit in certain Latin American countries.

Financial Position

Mattel's cash and short-term investments decreased $30.1 million to $65.7 million at September 30, 2001 compared to $95.8 million at September 30, 2000. Compared to year end 2000, cash and short-term investments decreased $166.7 million, primarily due to funding of continuing operations, partially offset by short-term borrowings. Accounts receivable, net increased $135.1 million compared to third quarter 2000 as a result of a decrease in the level of receivables that were sold under Mattel's unsecured committed revolving credit agreement. Inventory balances increased $84.0 million from third quarter 2000, primarily as a result of improved availability of products during 2001 compared to year ago levels, when supplies were affected by the electronic chip shortage, and 2001 pre-build initiatives to prepare for the closing of the Murray, Kentucky manufacturing facility as part of the financial realignment plan. Since year end 2000, inventories increased $250.0 million as a result of seasonal inventory buildup to support sales later in the year and the pre-build initiative related to the Murray closure. Prepaid expenses and other current assets decreased $69.0 million compared to third quarter 2000, largely due to the disposal of marketable securities received in connection with the sale of CyberPatrol and lower prepaid income taxes. Other assets increased $186.9 million from the third quarter of 2000, principally due to increased noncurrent deferred tax assets resulting from operating losses. Net investment in discontinued operations decreased $24.9 million from third quarter 2000, due to the closure of Mattel Media.

Short-term borrowings increased $508.7 million compared to year end 2000 to support seasonal working capital financing needs. Current portion of long-term debt increased $242.4 million over the 2000 quarter end and $212.2 million over year end 2000, primarily due to the reclassification of 200 million of Euro Notes and medium-term notes maturing during the next twelve months from long-term debt. Accrued liabilities decreased $246.1 million compared to the 2000 third quarter, primarily due to the repayment of $201.0 million of senior notes in November 2000 in connection with the disposition of Learning Company. Income taxes payable increased $149.2 million compared to 2000 quarter end due to cumulative income from continuing operations during the last twelve months.

A summary of Mattel's capitalization is as follows:


  (In millions, except percentage
  information)                                    Sept. 30, 2001             Sept. 30, 2000             Dec. 31, 2000
 ----------------------------------------------------------------------------------------------------------------------
  Medium-term notes                          $ 480.0            17%     $ 540.5            19%    $  510.0           18%
  Senior notes                                 500.0            18        690.7            25        690.7           25
  Other long-term debt obligations              41.1             1         41.9             2         41.7            1
 ----------------------------------------------------------------------------------------------------------------------
  Total long-term debt                       1,021.1            36      1,273.1            46      1,242.4           44
  Other long-term liabilities                  171.4             6        167.2             6        165.5            6
  Stockholders' equity                       1,610.2            58      1,308.1            48      1,403.1           50
 ----------------------------------------------------------------------------------------------------------------------
                                            $2,802.7           100%    $2,748.4           100%    $2,811.0          100%
 ======================================================================================================================




Total long-term debt decreased by $252.0 million compared to third quarter 2000 due to the reclassification of 200 million of Euro Notes and $60.5 million of medium-term notes maturing in the next twelve months to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. As of September 30, 2001, Mattel has up to $400.0 million of debt and equity securities available for issuance under its current shelf registration statement.

Stockholders' equity increased $302.1 million since September 30, 2000, primarily as a result of income from continuing operations and cash received from exercise of employee stock options, partially offset by cumulative losses from discontinued operations and the unfavorable effect of foreign currency translation.

Liquidity

Cash flows used for continuing operations increased $192.9 million compared to third quarter 2000, largely due to a decrease in the level of accounts receivable sold under Mattel's unsecured committed revolving credit agreement. During the first nine months of 2001, Mattel invested cash flows totaling $131.2 million for additions to tooling in support of new products and to expand the capacity of existing North American manufacturing facilities in anticipation of the closure of the Murray, Kentucky facility. Cash flows from financing activities increased $9.5 million.

During 2001, Mattel expects cash flows to increase due to cash generated by operations, the change in dividend policy and the disposition of Learning Company since Mattel is no longer required to fund this business. Mattel currently intends to use the cash savings generated by these actions to reduce debt.

Seasonal Financing

Mattel's financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when accounts receivable are at their highest level due to increased sales volume, and when inventories are at their highest in anticipation of expected second half sales volume. Mattel expects to finance its seasonal working capital requirements for the next twelve months by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables and using various short-term bank lines of credit. In addition, Mattel avails itself of individual short-term foreign credit lines with a number of banks, which will be used as needed to finance seasonal working capital requirements of certain foreign subsidiaries. Mattel believes the amounts available under its unsecured committed revolving credit facilities, its uncommitted money market facility and its foreign credit lines will be adequate to meet its seasonal financing requirements.

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

In March 2000, these shareholder complaints were consolidated into two lead cases: Thurber v. Mattel, Inc. et al. (containing claims under (S)10(b) of the
       ------------------------------
1934 Securities Exchange Act ("Act")) and Dusek v. Mattel, Inc. et al.
                                          ----------------------------
(containing claims under (S)14(a) of the Act). Mattel and the other defendants filed motions to dismiss both lawsuits for failure to state a claim. In January 2001, the Court granted defendants' motions to dismiss both Thurber and Dusek,
                                                            -------     ------
and gave plaintiffs leave to amend. Plaintiffs filed amended consolidated complaints in March 2001 in both actions. In June 2001, Mattel and the other defendants filed motions to dismiss the amended consolidated complaints. The Court has not yet ruled on those motions. Both Thurber and Dusek are currently
                                               -------     -----
pending in the United States District Court for the Central District of California.

Other purported class action litigation was brought in the United States District Court for the Central District of California against Mattel as successor to Learning Company and the former directors of Learning Company on behalf of former stockholders of Broderbund Software, Inc. who acquired shares of Learning Company in exchange for their Broderbund common stock in connection with the Learning Company-Broderbund merger on August 31, 1998. The consolidated complaint in In re Broderbund generally alleges that Learning Company misstated
             ----------------
its financial results prior to the time it was acquired by Mattel. Mattel and the other defendants filed a motion to dismiss the complaint in In re
                                                                -----
Broderbund, and in late May 2001, the Court granted the defendants' motion and
----------
dismissed the case. The In re Broderbund plaintiffs have appealed the Court's
                        ----------------
ruling to the Ninth Circuit Court of Appeals.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              3.0     By-laws of Mattel, as amended
              11.0 Computation of Income (Loss) per Common and Common Equivalent Share
              12.0 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

              99.0 Second Amendment to Receivables Purchase Agreement dated as of September 5, 2001
              99.1 Amendment No. 5 to Amended and Restated Mattel 1996 Stock Option Plan

         (b)  Reports on Form 8-K
              -------------------

              Mattel, Inc. filed the following Current Report on Form 8-K during the quarterly period ended September 30, 2001:

                     Date of Report                Items Reported           Financial Statements Filed
             -------------------------------- ------------------------- ------------------------------------
                      July 24, 2001                     5, 7                           None

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

                                         MATTEL, INC.
                                         ---------------------------------------
                                         (Registrant)


  Date: As of October 26, 2001       By: /s/ Douglas E. Kerner
        ----------------------
                                         ---------------------------------------
                                         Douglas E. Kerner
                                         Senior Vice President and Corporate
                                         Controller (Duly authorized officer and
                                         chief accounting officer)