Form 10-K
period 2001-12-31
MATTEL INC /DE/
filed 2002-03-28
CIK 63276

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            UNITED STATES SECURITIES
                            AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

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

                                 (310) 252-2000
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                Name of each exchange on which registered
             -------------------                -----------------------------------------
        Common Stock, $1.00 par value                    New York Stock Exchange
                                                         Pacific Exchange, Inc.

                               ----------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 22, 2002 was $9,109,214,827.

   Number of shares outstanding of registrant's common stock, $1.00 par value, (including 1,070,962 common shares issuable upon exchange of outstanding exchangeable shares of Softkey Software Products Inc.) as of March 22, 2002:

                               433,772,135 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Mattel, Inc. 2002 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year (Incorporated into Part III).


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

   Mattel, Inc. ("Mattel") designs, manufactures, and markets a broad variety of toy products on a worldwide basis through sales both to retailers and direct to consumers.

   Mattel believes its products are among the most widely recognized toy products in the world. Mattel's portfolio of brands and products are grouped in the following categories:

  Girls--including Barbie(R) fashion dolls and accessories, collector dolls, Polly Pocket!(R), Diva Starz(TM), What's Her Face!(TM) and American Girl(R)

  Boys-Entertainment--including Hot Wheels(R), Matchbox(R), Hot Wheels(R) Electric Racing and Tyco(R) Radio Control vehicles and playsets
  (collectively "Wheels"), and Disney, Nickelodeon(R), Harry Potter(TM), Max Steel(TM) and games and puzzles (collectively "Entertainment")

  Infant & Preschool--including Fisher-Price(R), Power Wheels(R), Sesame Street(R), Disney preschool and plush, Winnie the Pooh(R), Blue's Clues(R), See "N Say(R), Magna Doodle(R) and View-Master(R)

   In 2000, Mattel's management articulated its overall company vision: to create and market "the world's premier toy brands for today and tomorrow." Management set five key company strategies: (i) improve execution of the existing toy business; (ii) globalize the brands; (iii) extend the brands; (iv) catch new trends; and (v) develop employees. In 2001, Mattel focused on executing these strategies. Among other key initiatives, Mattel sought to improve customer service levels by enhancing supply chain performance. Mattel also initiated significant employee development measures, including performance tracking, leadership classes, global employee surveys and follow-up action plans. In addition, in 2001, Mattel added two new independent directors to its Board of Directors.

   In 2001, Mattel continued to excecute its financial realignment plan, originally announced during the third quarter of 2000, designed to improve gross margin; selling and administrative expenses; operating profit; and cash flow. The plan will require a total pre-tax charge estimated at approximately $250 million, or $170 million on an after-tax basis. Through December 31, 2001, Mattel had recorded pre-tax charges totaling $175.4 million or approximately $119 million on an after-tax basis. Under the plan, Mattel expects to generate approximately $200 million of cumulative pre-tax cost savings over the three year duration of the plan. Mattel recognized savings of approximately $55 million in 2001 and expects to achieve savings of approximately $65 million in 2002. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--2000 Financial Realignment Plan" and Item 8 "Financial Statements and Supplementary Data--Note 9 to the Consolidated Financial Statements."

   In 2000, Mattel implemented a two phase interactive media strategy, consisting of the disposition of the Learning Company division that had been acquired in 1999 and the licensing of Mattel's core brands to leading interactive companies. The disposition of the Learning Company division was completed in October 2000. Licensing agreements with Vivendi Universal Publishing for Barbie(R) and Fisher-Price(R) brands, and THQ, Inc. for Hot Wheels(R) and Matchbox(R) brands, were announced in January 2001.

   Mattel was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Boulevard, El Segundo, California 90245-5012, telephone (310) 252-2000.

Business Segments

   "Mattel" refers to Mattel, Inc. and its subsidiaries as a whole, unless the context requires otherwise. Mattel's reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment is further divided into US Girls, US Boys-

Entertainment, and US Infant & Preschool. For additional information with respect to Mattel's business segment reporting, including revenue, profit and loss and assets, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Continuing Operations--Business Segment Results" and Item 8 "Financial Statements and Supplementary Data--Note 10 to the Consolidated Financial Statements." For additional information regarding geographic areas, see Item 8 "Financial Statements and Supplementary Data--Note 10 to the Consolidated Financial Statements."

Domestic Segment

   The Domestic segment develops toys that it markets and sells in the US Girls, US Boys-Entertainment and US Infant & Preschool segments.

   US Girls segment includes brands such as Barbie(R) fashion dolls and accessories, collector dolls, Polly Pocket!(R), Diva Starz(TM), What's Her Face!(TM) and American Girl(R). In 2002, Mattel expects to introduce Barbie(R) as Rapunzel(TM), a hair-play fashion doll and computer graphic imagery video, Fashion Polly(TM) Sparkle Style(TM) House and Malibu Barbie(R), a reissue of one of the most popular Barbie(R) dolls ever.

   US Boys-Entertainment segment includes Hot Wheels(R), Matchbox(R), Hot Wheels(R) Electric Racing and Tyco(R) Radio Control (collectively "Wheels") and Disney, Nickelodeon(R), Harry Potter(TM), Max Steel(TM) and games and puzzles (collectively "Entertainment") products. New Boys-Entertainment products in 2002 are expected to include Hot Wheels(R) Turbo Jet City(TM) Playset, Matchbox(R) Radio Rescue Playset, Harry Potter(TM) Polyjuice Potion Maker, Tyco(R) RC Extreme Stunt Scooter and a toy line based on Yu-Gi-Oh!(TM), the Japanese cartoon and card game property.

   US Infant & Preschool segment includes Fisher-Price(R), Power Wheels(R), Sesame Street(R), Disney preschool and plush, Winnie the Pooh(R), Blue's Clues(R), See N Say(R), Magna Doodle(R), and View-Master(R) brands. New product introductions for 2002 are expected to include Guess What Elmo, Magic Rattle(TM) Pooh, Blue's Clues(R) Music Studio, Rescue Heroes(TM) new Power Force figures, Pixter(TM) PRO digital creative system, Lightning PAC(TM) battery-powered kid scooter and a preschool Grow With Me(TM) Remote Control Raceway.

International Segment

   Generally, products marketed by the International segment are the same as those developed and marketed by the Domestic segment, although some are developed or adapted for particular international markets. Mattel's products are sold directly in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence. See "Licenses and Distribution Agreements."

   Revenues from Mattel's International segment represented approximately 31% of total consolidated net sales in 2001.

   The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of Mattel's international operations. Mattel enters into foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and enters into other intercompany transactions denominated in foreign currencies to limit the effect of exchange rate fluctuations on its results of operations and cash flows. See
Item 7a "Quantitative and Qualitative Disclosures About Market Risk" and Item 8 "Financial Statements and Supplementary Data--Note 8 to the Consolidated Financial Statements." For financial information by geographic area, see Item 8 "Financial Statements and Supplementary Data--Note 10 to the Consolidated Financial Statements."

Manufacturing

   Mattel manufactures toy products both in company-owned facilities and through independent contractors. Products are also purchased from unrelated entities that design, develop and manufacture the products. In order to provide greater flexibility in the manufacture and delivery of products, and as part of a continuing effort to reduce manufacturing costs, Mattel has concentrated production of most of its core products in Mattel's facilities and generally uses independent contractors for the production of non-core products.

   Mattel's principal manufacturing facilities are located in China, Indonesia, Italy, Malaysia, Mexico and Thailand. Mattel also utilizes independent contractors to manufacture products in the US, Europe, Mexico, the Far East and Australia. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies and other risks, Mattel produces many of its key products in more than one facility. During 1999, Mattel closed three of its higher-cost manufacturing facilities and in 2001 announced plans to close a distribution and manufacturing facility in Murray, Kentucky. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--2000 Financial Realignment Plan and 1999 Restructuring and Other Charges" and Item 8 "Financial Statements and Supplementary Data--Note 9 to the Consolidated Financial Statements." Mattel believes that its existing production capacity at its own and its independent contractors' manufacturing facilities is sufficient to handle expected volume in the foreseeable future. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Affect Future Results."

   Mattel bases its production schedules for toy products on customer orders, taking into account historical trends, results of market research and current market information. Actual shipments of products ordered and order cancellation rates are affected by consumer acceptance of product lines, strength of competing products, marketing strategies of retailers and overall economic conditions. Unexpected changes in these factors could result in a lack of product availability or excess inventory in a particular product line.

   The foreign countries in which most of Mattel's products are manufactured (principally China, Indonesia, Thailand, Malaysia and Mexico) all enjoy permanent "normal trade relations" ("NTR") status under US tariff laws, which provides a favorable category of US import duties. China's NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon the country's accession to the World Trade Organization, which occurred in December 2001. This substantially reduces the possibility of China losing its NTR status, which would result in increased costs for Mattel and others in the toy industry.

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

   Virtually all of Mattel's raw materials are available from numerous suppliers but may be subject to fluctuations in price. Mattel has long-term agreements in place with major suppliers that allow the suppliers to pass on only their actual raw material cost increases.

Competition and Industry Background

   Competition in the toy industry is intense and is based primarily on price, quality and play value.

   Mattel's US Girls and US Boys-Entertainment segments compete with several large toy companies, including Hasbro, Inc., and many smaller toy companies. The US Infant & Preschool market, which includes Fisher-Price, Inc. as one of the leading companies, is more fragmented. In the infant category, competitors include Kids II, V-Tech, Hasbro and The First Years. In the preschool category, competitors include Leap Frog, Hasbro and Learning Curve. In the plush category, competitors include Dan-Dee, Commonwealth and Hasbro. Mattel's International segment competes with global toy companies including Hasbro, Lego, Tomy and Bandai, as well as national and regional toy companies. Foreign national and regional toy markets may include competitors who are strong in a particular toy line or geographical area, but do not compete with Mattel and other international toy companies on a worldwide basis.

Seasonality

   Mattel's business is highly seasonal, with consumers making a large percentage of all toy purchases around the traditional holiday season in the fourth quarter. A significant portion of Mattel's customers' purchasing occurs in the third and fourth quarters in anticipation of such holiday buying. As a result of the seasonal purchasing patterns and production lead times, Mattel's business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel's own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. Additionally, as retailers manage their inventories, Mattel experiences cyclical ordering patterns for products and product lines that may cause its sales to vary significantly from period to period.

   In anticipation of retail sales in the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of the year. Seasonal shipping patterns result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements. See "Seasonal Financing."

Product Design and Development

   Through its product design and development group, Mattel regularly refreshes, redesigns and extends existing toy product lines and develops innovative new toy product lines. Mattel's success is dependent on its ability to continue this activity. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results." Product design and development are principally conducted by a group of professional designers and engineers employed by Mattel.

   Independent toy designers and developers bring concepts and products to Mattel and are generally paid a royalty on the net selling price of products licensed to Mattel. These independent toy designers may also create different products for other toy companies.

   With respect to new product introductions, Mattel's strategy is to begin production on a limited basis until a product's initial success has been proven in the marketplace. The production schedule is then modified to meet anticipated demand. Mattel further limits its risk by generally having independent contractors manufacture new product lines in order to minimize capital expenditures associated with new product introductions. This strategy has reduced inventory risk and limited the potential loss associated with new product introductions.

   Mattel devotes substantial resources to product design and development. During the years ended December 31, 2001, 2000 and 1999, Mattel spent approximately $176 million, $180 million and $172 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Item 8 "Financial Statements and Supplementary Data--Note 12 to the Consolidated Financial Statements."

Advertising, Marketing and Sales

   Mattel supports its product lines with extensive advertising and consumer promotions. Advertising continues at varying levels throughout the year and peaks during the Christmas season. Advertising includes television and radio commercials, and magazine and newspaper advertisements. Promotions include in-store displays, coupons, sweepstakes, merchandising materials and major events focusing on products and tie-ins with various consumer products companies. Mattel has a retail store, American Girl(TM) Place, in Chicago featuring children's products from Mattel's Pleasant Company division.

   During the years ended December 31, 2001, 2000 and 1999, Mattel spent approximately $662 million (13.8% of net sales), $686 million (14.7% of net sales) and $685 million (14.9% of net sales), respectively, on worldwide advertising and promotion.

   Mattel's products are sold throughout the world. Products within the Domestic segment are distributed directly to large retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers. Mass merchandisers, such as Wal-Mart and Target, continue to increase their market share. Products within the International segment are sold directly in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence.

   During the year ended December 31, 2001, Mattel's three largest customers, Wal-Mart, Toys "R" Us and Target, accounted for approximately 50% of consolidated net sales. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results" and Item 8 "Financial Statements and Supplementary Data--Note 8 to the Consolidated Financial Statements."

   In the International segment, there is also significant concentration of sales to certain large customers. The customers and the degree of concentration vary depending upon the region or nation.

Licenses and Distribution Agreements

   Mattel has license agreements with third parties that permit Mattel to utilize the trademark, character, or inventions of the licensor in product lines that Mattel manufactures. A number of these licenses relate to product lines that are significant to Mattel's business and operations. An important licensor is Warner Bros., which licenses the Harry Potter(TM) book and movie property for use on Mattel's products. Mattel also has entered into license agreements with, among others: Disney Enterprises, Inc., relating to classic Disney characters such as Mickey Mouse(R), Winnie the Pooh(R) and the Disney Princesses; Sesame Workshop relating to its Sesame Street(R) properties; Viacom International, Inc. relating to its Nickelodeon(R) properties; and Lyons Partnership, L.P. relating to Barney(TM), the purple dinosaur, as well as Barney(TM) for Baby, for infant and preschool toys, feature plush, electronic learning aids, games and puzzles. In November 2001, Mattel entered into a license agreement with Nihon Ad Systems Inc. for the master toy license to the Yu-Gi-Oh!(TM) property worldwide, excluding Asia, for a term of four years, which includes the categories of action figures, vehicles, activity toys, games and puzzles.

   Royalty expense during the years ended December 31, 2001, 2000 and 1999 was approximately $220 million, $259 million and $220 million, respectively. See "Product Design and Development" and Item 8 "Financial Statements and Supplementary Data--Note 7 to the Consolidated Financial Statements."

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

   Mattel customarily seeks patent, trademark or copyright protection covering its products, and it owns or has applications pending for US and foreign patents covering many of its products. A number of these trademarks and copyrights relate to product lines that are significant to Mattel's business and operations. Mattel believes its rights to these properties are adequately protected, but there can be no assurance that its rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

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

   As of December 31, 2001, Mattel had outstanding commitments for 2002 purchases of inventory of approximately $121 million. Licensing and similar agreements with terms extending through the year 2010 contain provisions for future guaranteed minimum payments aggregating approximately $379 million. See
Item 8 "Financial Statements and Supplementary Data--Note 7 to the Consolidated Financial Statements."

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

   For additional information regarding foreign currency contracts, see "International Segment" above, Item 7a "Quantitative and Qualitative Disclosures About Market Risk" and Item 8 "Financial Statements and Supplementary Data--Note 8 to the Consolidated Financial Statements."

Seasonal Financing

   Mattel's financing of seasonal working capital, as well as that of the industry taken as a whole, typically grows throughout the first half of the year and peaks in the third or fourth quarter, when accounts receivable are at their highest due to increased sales volume, and when inventories are at their highest in anticipation of expected second half sales volume. See "Seasonality." Mattel expects to finance its seasonal working capital requirements for the coming year by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables under one of its committed domestic revolving credit facilities, and using various short-term bank lines of credit. In addition, Mattel avails itself of individual short-term foreign credit lines with a number of banks and enters into agreements with banks of its foreign subsidiaries for non-recourse sales of certain of its foreign subsidiary receivables, which arrangements will be used as needed to finance seasonal working capital requirements of certain foreign subsidiaries.

   Mattel's domestic unsecured committed revolving credit facility provides $1.0 billion in short-term borrowings from a commercial bank group. This facility was originally executed in 1998 for a term of five years, expiring in 2003. In March 2002, Mattel amended and restated this facility into a $1.060 billion, 3-year facility that expires in 2005 with substantially similar terms and conditions. In first quarter 2001, Mattel renewed its 364-day, $400.0 million unsecured committed credit facility, with essentially the same terms and conditions as the $1.0 billion revolving credit facility. Mattel has elected not to renew this facility when it expires in March 2002, as it believes that cash on hand at the beginning of 2002 and its $1.060 billion domestic unsecured committed revolving credit facility will be sufficient to meet its seasonal working capital requirements in 2002.


   The unsecured credit facilities and another $200.0 million term loan currently in place require Mattel to meet financial covenants for consolidated debt-to-capital and interest coverage. Currently, Mattel is in compliance with such covenants. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Seasonal Financing" and Item 8 "Financial Statements and Supplementary Data--Note 4 to the Consolidated Financial Statements."

   To meet seasonal borrowing requirements of certain foreign subsidiaries, Mattel negotiates individual financing arrangements. Foreign credit lines total approximately $368 million. Mattel expects to extend these credit lines through 2002. In the fourth quarter of 2001, Mattel entered into a securitization agreement with a European bank to sell certain receivables of its French and German subsidiaries. Mattel also enters into agreements with banks of its foreign subsidiaries for non-recourse sales of certain of its foreign subsidiary receivables.

   Mattel believes the amounts available from financing sources outlined above will be adequate to meet its seasonal financing requirements for 2002.

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

   Fisher-Price's car seats are subject to the provisions of the National Highway Transportation Safety Act, which enables the National Highway Traffic Safety Administration to promulgate performance standards for child restraint systems. Fisher-Price conducts periodic tests to ensure that its child restraint systems meet applicable standards. A Canadian agency, Transport Canada, also regulates child restraint systems sold for use in Canada. As with the Consumer Product Safety Commission, the National Highway Transportation Safety Administration and Transport Canada can require the recall and repurchase or repair of products that do not meet their respective standards. In 2001, Fisher-Price announced plans to exit the car seat business.

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

   Mattel's advertising is subject to the Federal Trade Commission Act, The Children's Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission and the Federal Communications Commission as well as laws of certain countries that regulate advertising to children. In addition, Mattel's websites that are directed to children are subject to the Children's Online Privacy Protection Act. Mattel is subject to various other federal, state and local laws and regulations applicable to its business. Mattel believes that it is in substantial compliance with these laws and regulations.

Employees

   The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 2001, Mattel's total number of employees, including its international operations, was approximately 27,000.

Executive Officers of the Registrant

   The current executive officers of Mattel, all of which are appointed annually by the board of directors and serve at the pleasure of the board, are as follows:

                                                                                             Executive
                                                                                              Officer
          Name            Age                            Position                              Since
          ----            ---                            --------                            ---------
Robert A. Eckert........   47 Chairman of the Board of Directors and Chief Executive Officer   2000
Matthew C. Bousquette...   43 President, Boys/Entertainment                                    1999
Thomas A. Debrowski.....   51 Executive Vice President, Worldwide Operations                   2000
Joseph F. Eckroth, Jr...   43 Chief Information Officer                                        2000
Kevin M. Farr...........   44 Chief Financial Officer                                          1996
Adrienne Fontanella.....   43 President, Girls/Barbie                                          1999
Neil B. Friedman........   54 President, Fisher-Price Brands                                   1999
Alan Kaye...............   48 Senior Vice President, Human Resources                           1997
Douglas E. Kerner.......   44 Senior Vice President and Corporate Controller                   2001
Robert Normile..........   42 Senior Vice President, General Counsel and Secretary             1999
William Stavro..........   62 Senior Vice President and Treasurer                              1993
Bryan Stockton..........   48 Executive Vice President, Business Planning and Development      2000

   Mr. Eckert has been Chairman of the Board of Directors and Chief Executive Officer since May 2000. He was formerly President and Chief Executive Officer of Kraft Foods, Inc., the largest packaged food company in North America and a subsidiary of Philip Morris Companies Inc., from October 1997 until May 2000. From 1995 to 1997, Mr. Eckert was Group Vice President of Kraft Foods, Inc. From 1993 to 1995, Mr. Eckert was President of the Oscar Mayer foods division of Kraft Foods, Inc. Mr. Eckert worked for Kraft Foods, Inc. for 23 years prior to joining Mattel.

   Mr. Bousquette has been President, Boys/Entertainment since March 1999. From May 1998 to March 1999, he was Executive Vice President and General Manager-Boys Toys. From 1995 to 1998, he was General Manager--Boys Toys. He joined Mattel in December 1993 as Senior Vice President-Marketing.

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

   Ms. Fontanella has been President, Girls/Barbie since March 1999. From November 1998 to March 1999, she was General Manager and Senior Vice President-Worldwide Barbie Licensing and Collectibles. From February to November 1998, she was Senior Vice-President-Worldwide Barbie Licensing and New Ventures. She joined Mattel in May 1996 as Vice President. Prior to joining Mattel, she held senior positions within the cosmetics industry, including Chairman of January Productions from 1995 to 1996.

   Mr. Friedman has been President, Fisher-Price Brands since March 1999. From August 1995 to March 1999, he was President-Tyco Preschool. For more than five years prior to that time, he was President of MCA/Universal Merchandising, Executive Vice President and Chief Operating Officer of Lionel Leisure, Inc., and President of Aviva/Hasbro.

   Mr. Kaye has been Senior Vice President of Human Resources since July 1997. From June 1996 to June 1997 he was President, Texas Division of Kaufman and Broad Homes, a home building company. From June 1991 to June 1996, he served as Senior Vice President, Human Resources for Kaufman and Broad Homes. Prior to that he worked for two years with the Hay Group, a compensation consulting firm and for 12 years with IBM in various Human Resources positions.

   Mr. Kerner has been Senior Vice President and Corporate Controller since April 2001, when he joined Mattel. Prior to joining Mattel, he served as Executive Vice President, Finance, of Premier Practice Management, Inc. from November 1998 to March 2001. From February to June 1998, he worked for FPA Medical Management, Inc., most recently serving as Vice President, Treasurer and Acting Chief Financial Officer. From 1991 to 1997 he worked for Total Petroleum (North America) Ltd., most recently as Vice President & Treasurer.

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

   Mr. Stockton has been Executive Vice President, Business Planning and Development, since November 2000. From April 1998 until November 2000, he was President and Chief Executive Officer of Basic Vegetable Products, the largest manufacturer of vegetable ingredients in the world. For more than five years prior to that, he was employed by Kraft Foods, Inc., the largest packaged food company in North America, and was President of Kraft North American Food Service from August 1996 to March 1998. Mr. Stockton worked for Kraft Foods, Inc. for 22 years.

Item 2.  Properties

   Mattel owns its corporate headquarters in El Segundo, California, consisting of 335,000 square feet, which is subject to a $42 million mortgage, and an adjacent 55,000 square foot office building. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel's Fisher-Price subsidiary owns its headquarters facilities in East Aurora, New York, consisting of approximately 535,000 square feet, which is used by the US Infant & Preschool segment. Pleasant Company owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 420,000 square feet, which is used by the US Girls segment.

   Mattel maintains leased sales offices in California, Illinois, New York, North Carolina, Arkansas, Michigan, Georgia and Texas used by the Domestic segment and leased warehouse and distribution facilities in California, Kentucky, New Jersey, Wisconsin and Texas, all of which are used by the Domestic segment. Mattel owns a computer facility in Phoenix, Arizona used by all segments. Internationally, Mattel has its principal offices and/or warehouse space in Australia, Brazil, Canada, Chile, France, Germany, Hong Kong, Italy, Mexico, The Netherlands, Spain, and the United Kingdom, all of which are leased and which are used by the International segment. Mattel's principal manufacturing facilities are located in China, Indonesia, Italy, Malaysia, Mexico and Thailand. See Item 1 "Business--Manufacturing."

   With respect to leases that are scheduled to expire during the next twelve months, Mattel may negotiate new lease agreements, renew leases or utilize alternative facilities. See Item 8 "Financial Statements and Supplementary Data--Note 7 to the Consolidated Financial Statements." Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.

Item 3. Legal Proceedings

   See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation" and Item 8 "Financial Statements and Supplementary Data--Note 7 to the Consolidated Financial Statements."

Item 4. Submission of Matters to a vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   For information regarding the markets in which Mattel's common stock, par value $1.00 per share, is traded, see the cover page hereof. For information regarding the high and low closing prices of the common stock for the last two calendar years, see Item 8 "Financial Statements and Supplementary Data--Note 11 to the Consolidated Financial Statements."

   As of March 22, 2002, Mattel had approximately 49,000 holders of record of its common stock.

   Mattel paid dividends on its common stock of $0.08 per share in January and April 1999, and $0.09 per share in July and October 1999 and January, April, July and October of 2000. As part of its financial realignment plan, Mattel announced during the third quarter of 2000 a change in its dividend policy consisting of a reduction in the annual cash dividend from $0.36 per share to $0.05 per share. In 2001, a $0.05 per share dividend was declared by the board of directors in November and paid in December. The payment of dividends on common stock is at the discretion of Mattel's board of directors and is subject to statutory and customary limitations.

Item 6. Selected Financial Data

                                  For the Year Ended December 31, (a)(b)
                          ----------------------------------------------------------
                             2001        2000        1999        1998        1997
                          ----------  ----------  ----------  ----------  ----------
                              (In thousands, except per share and percentage
                                               information)
Operating Results:
Net sales...............  $4,804,062  $4,669,942  $4,595,490  $4,698,337  $4,778,663
Gross profit............   2,266,884   2,100,785   2,182,021   2,309,795   2,364,085
  % of net sales........        47.2%       45.0%       47.5%       49.2%       49.5%
Operating profit (c)....     585,142     378,403     301,773     570,279     515,212
  % of net sales........        12.2%        8.1%        6.6%       12.1%       10.8%
Income from continuing
 operations before
 income taxes,
 cumulative effect of
 change in accounting
 principles and
 extraordinary item.....     430,010     225,424     170,164     459,446     425,082
Provision for income
 taxes..................     119,090      55,247      61,777     131,193     135,288
Income from continuing
 operations before
 cumulative effect of
 change in accounting
 principles and
 extraordinary item.....     310,920     170,177     108,387     328,253     289,794
Loss from discontinued
 operations (a).........         --     (601,146)   (190,760)   (122,200)   (467,905)
Cumulative effect of
 change in accounting
 principles.............     (12,001)        --          --          --          --
Extraordinary item-loss
 on early retirement of
 debt...................         --          --          --          --       (4,610)
Net income (loss).......     298,919    (430,969)    (82,373)    206,053    (182,721)
Income (Loss) Per Common
 Share (d):
Income (loss) per common
 share--Basic
  Income from continuing
   operations...........        0.72        0.40        0.25        0.82        0.76
  Loss from discontinued
   operations (a).......         --        (1.41)      (0.46)      (0.31)      (1.27)
  Cumulative effect of
   change in accounting
   principles...........       (0.03)        --          --          --          --
  Extraordinary item....         --          --          --          --        (0.01)
  Net income (loss).....        0.69       (1.01)      (0.21)       0.51       (0.52)
Income (loss) per common
 share--Diluted
  Income from continuing
   operations...........        0.71        0.40        0.25        0.76        0.74
  Loss from discontinued
   operations (a).......         --        (1.41)      (0.45)      (0.29)      (1.24)
  Cumulative effect of
   change in accounting
   principles...........       (0.03)        --          --          --          --
  Extraordinary item....         --          --          --          --        (0.01)
  Net income (loss).....        0.68       (1.01)      (0.20)       0.47       (0.51)
Dividends Declared Per
 Common Share (d).......        0.05        0.27        0.35        0.31        0.27
                                          As of Year End (a)(b)
                          ----------------------------------------------------------
                             2001        2000        1999        1998        1997
                          ----------  ----------  ----------  ----------  ----------
                                              (In thousands)
Financial Position:
Total assets............  $4,540,561  $4,313,397  $4,673,964  $4,612,770  $3,915,059
Long-term liabilities...   1,205,122   1,407,892   1,145,856   1,124,756     808,297
Stockholders' equity....   1,738,458   1,403,098   1,962,687   2,170,803   1,933,338

--------
(a) Financial data for 1997 through 1999 reflect the retroactive effect of the merger, accounted for as a pooling of interests, with The Learning Company, Inc. ("Learning Company") in May 1999. As more fully described in Note 13 to the Consolidated Financial Statements, the Consumer Software segment, which was comprised primarily of Learning Company, was reported as a discontinued operation effective

    March 31, 2000, and the consolidated financial statements were reclassified to segregate the net investment in, and the liabilities and operating results of the Consumer Software segment.

(b) Consolidated financial information for 1997 has been restated retroactively for the effects of the March 1997 merger with Tyco Toys, Inc. ("Tyco"), accounted for as a pooling of interests.

(c) Represents income from continuing operations before interest expense and provision for income taxes.

(d) Per share data reflect the retroactive effect of the mergers with Learning Company and Tyco in 1999 and 1997, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of
1995)

   Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Annual Report on Form 10-K, other filings or reports filed with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, special charges, other non-recurring charges, cost savings, operating efficiencies and profitability. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other similar words or phrases. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time to time in other reports filed by Mattel with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

Competition and New Product Introductions

   Mattel's business and operating results depend largely upon the appeal of its toy products. Consumer preferences are continuously changing. In recent years there have been trends towards shorter life cycles for individual products, the phenomenon of children outgrowing toys at younger ages-- particularly in favor of interactive and high technology products--and an increasing use of high technology in toys. In addition, Mattel competes with many other companies, both large and small, which means that Mattel's market position is always at risk. Mattel's ability to maintain its current market share, and increase its market share or establish market share in new product categories, will depend on Mattel's ability to satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of such products. If Mattel does not successfully meet these challenges in a timely and cost-effective manner, demand for its products will decrease and Mattel's results of operations will suffer.

Seasonality, Managing Production and Predictability of Orders

   Mattel's business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December. As a result, Mattel's annual operating results will depend, in large part, on sales during the relatively brief holiday season. Retailers are attempting to manage their inventories better, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. This in turn results in shorter lead times for production.

Shortages of raw materials or components also may affect Mattel's ability to produce products in time to meet retailer demand. These factors increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel's own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

Adverse General Economic Conditions

   Mattel's results of operations may be negatively affected by adverse changes in general economic conditions in the US and internationally, including adverse changes in the retail environment. These adverse changes may be as a result of softening global economies, wavering consumer confidence caused by the threat or occurrence of terrorist attacks such as those in the US on September 11, 2001, or other factors affecting economic conditions generally. Such changes may negatively affect the sales of Mattel's products, increase exposure to losses for bad debt, or increase costs associated with manufacturing and distributing these products.

Customer Concentration

   A small number of Mattel's customers account for a large share of net sales. For the year ended December 31, 2001, Mattel's three largest customers, Wal-Mart, Toys "R Us and Target, in the aggregate accounted for approximately 50% of net sales, and the ten largest customers in the aggregate accounted for approximately 64% of net sales. The concentration of Mattel's business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel's large customers were to significantly reduce purchases for any reason. In addition, some large chain retailers have begun to sell private-label toys designed and branded by the retailers themselves. Such toys may be sold at prices lower than comparable toys sold by Mattel, and may result in lower purchases of Mattel-branded products by such retailers.

Rationalization of Mass Market Retail Channel and Bankruptcy of Key Customers

   Many of Mattel's key customers are mass market retailers. The mass market retail channel has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. In 2001 and 2002, two large customers of Mattel filed for bankruptcy. Mattel's sales to customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the control of Mattel. This could increase Mattel's exposure to losses from bad debts. In addition, if these or other customers were to cease doing business as a result of bankruptcy, it could have a material adverse affect on Mattel's business, financial condition and results of operations.

Litigation and Disputes

   Mattel is involved in a number of litigation matters, including purported securities class action claims stemming from the merger with The Learning Company and the performance of the Learning Company division in the second half of 1999. An unfavorable resolution of the pending litigation could have a material adverse effect on Mattel's financial condition. The litigation may result in substantial costs and expenses and significantly divert the attention of Mattel's management regardless of the outcome. There can be no assurance that Mattel will be able to achieve a favorable settlement of the pending litigation or obtain a favorable resolution of such litigation if it is not settled. In addition, current and future litigation, governmental proceedings, labor disputes or environmental matters could lead to increased costs or interruptions of normal business operations of Mattel.

Protection of Intellectual Property Rights

   The value of Mattel's business depends to a large degree on its ability to protect its intellectual property, including its trademarks, trade names, copyrights, patents and trade secrets in the US and around the world.

Any failure by Mattel to protect its proprietary intellectual property and information, including any successful challenge to Mattel's ownership of its intellectual property or material infringements of such property, could have a material adverse effect on Mattel's business, financial condition and results of operations.

Political Developments, including Trade Relations, and the Threat or Occurrence of Terrorist Activities

   Mattel's business is worldwide in scope, including operations in 36 countries. The deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the US and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel's business, financial condition and results of operations. For example, a change in trade status for China could result in a substantial increase in the import duty of toys manufactured in China and imported into the US. In addition, the occurrence or threat of terrorist activities, and the responses to and results of such activities, could materially impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets and general economic conditions.

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

Financial Realignment Plan

   Mattel announced a significant financial realignment plan in 2000, which was designed to improve gross margins; selling and administrative expenses; operating profit; and cash flow. See "2000 Financial Realignment Plan" and Item 8 "Financial Statements and Supplementary Data--Note 9 to the Consolidated Financial Statements." The financial realignment plan requires substantial management and financial resources to implement. The plan may not achieve intended cost reductions or adequately address significant operating issues. The failure of the plan to meet its objectives in whole or in part, or any delay in implementing the plan, could have a material adverse effect on Mattel's business, financial condition and results of operations. In 2002, as part of the financial realignment plan, Mattel will commence a long-term information technology strategy to help it better manage the business, while lowering costs in procurement, finance, distribution and manufacturing. The failure of this program to meet its objectives in whole or in part, or any delay in implementing the program, could have a material adverse effect on Mattel's business, financial condition and results of operations.

Financing Matters

   Increases in interest rates, both domestically and internationally, could negatively affect Mattel's cost of financing both its operations and investments. Foreign currency exchange fluctuations may affect Mattel's reportable income. Reductions in Mattel's credit ratings may negatively impact the cost of satisfying Mattel's financing requirements.

Advertising and Promotion

   Mattel's products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Mattel's ability to sell products is dependent in part upon the success of such programs. If Mattel does not successfully market its products or if media or other advertising or promotional costs increase, these factors could have a material adverse affect on Mattel's business, financial condition and results of operations.

Success of New Initiatives

   Mattel has announced initiatives to improve the execution of its core business, globalize and extend Mattel's brands, catch new industry trends and develop employees. Successful implementation of Mattel's initiatives will require substantial resources and the attention of Mattel's management team. Failure to successfully implement any of these initiatives could have a material adverse effect on Mattel's business, financial condition and results of operations.

Changes in Laws and Regulations

   Mattel operates in a highly regulated environment in the US and internationally. US federal, state and local governmental entities and foreign governments regulate many aspects of Mattel's business including its products and the importation and export of its products. Such regulations may include taxes, trade restrictions, regulations regarding financial matters, environmental regulations and other administrative and regulatory restrictions. Changes in laws or regulations may lead to increased costs or the interruption of normal business operations.

Acquisition, Dispositions and Takeover Defenses

   Mattel may engage in acquisitions, mergers or dispositions, which may affect the profit, revenues, profit margins, debt-to-equity ratios, capital expenditures, or other aspects of Mattel's business. In addition, Mattel has certain anti-takeover provisions in its charter and by-laws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel's stock price.

   If any of the risks and uncertainties described in the cautionary factors listed above actually occur, Mattel's business, financial condition and results of operations could be materially and adversely affected. The factors listed above are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel's business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all such factors on Mattel's business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Summary

   The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 "Financial Statements and Supplementary Data." Mattel's consolidated financial statements for all periods present the Consumer Software segment as a discontinued operation. See "Discontinued Operations." Unless otherwise indicated, the following discussion relates only to Mattel's continuing operations. Additionally, the segment and brand category information was restated from the prior year presentation to conform to the current management structure. See "Business Segment Results."

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

  Mattel's portfolio of brands and products are grouped in the following categories:

  Girls--including Barbie(R) fashion dolls and accessories, collector dolls, Polly Pocket!(R), Diva Starz(TM), What's Her Face!(TM) and American Girl(R)

  Boys-Entertainment--including Hot Wheels(R), Matchbox(R), Hot Wheels(R) Electric Racing, and Tyco(R) Radio Control vehicles and playsets (collectively "Wheels"), and Disney, Nickelodeon(R), Harry Potter(TM), Max Steel(TM), and games and puzzles (collectively "Entertainment")

  Infant & Preschool--including Fisher-Price(R), Power Wheels(R), Sesame Street(R), Disney preschool and plush, Winnie the Pooh(R), Blue's Clues(R), See "N Say(R), Magna Doodle(R), and View-Master(R)

Results of Continuing Operations

2001 Compared to 2000

Consolidated Results

   Net income from continuing operations for 2001 was $310.9 million or $0.71 per diluted share as compared to net income from continuing operations of $170.2 million or $0.40 per diluted share in 2000. Profitability in 2001 was negatively impacted by $50.2 million of charges related to the financial realignment plan and a $5.5 million charge related to a pre-tax loss on derivative instruments. The combined effect of these items resulted in pre-tax charges totaling $55.7 million, approximately $41 million after-tax or $0.10 per diluted share. Profitability in 2000 was negatively impacted by a $125.2 million pre-tax charge related to the initial phase of the financial realignment plan, a $53.1 million pre-tax charge for the departure of certain senior executives in the first quarter, and an $8.4 million pre-tax charge related to losses realized on the disposition of a portion of the stock received as part of the sale of CyberPatrol. These charges were partially offset by a $7.0 million reversal of the 1999 reserve related to restructuring and other charges. The combined effect of these items resulted in net pre-tax charges totaling $179.7 million, approximately $123 million after-tax or $0.29 per diluted share.

   The following table provides a comparison of the reported results and the results excluding charges (in millions):

                                                      For the Year
                                   -----------------------------------------------------
                                             2001                       2000
                                   -------------------------- --------------------------
                                   Reported          Results  Reported          Results
                                   Results  Charges  Ex. Chgs Results  Charges  Ex. Chgs
                                   -------- -------  -------- -------- -------  --------
Net sales........................  $4,804.1 $   --   $4,804.1 $4,669.9 $    --  $4,669.9
                                   ======== ======   ======== ======== =======  ========
Gross profit.....................  $2,266.9 $(28.2)  $2,295.1 $2,100.8 $ (78.6) $2,179.4
Advertising and promotion
 expenses........................     661.5    0.3      661.2    685.9     4.8     681.1
Other selling and administrative
 expenses........................     936.1    1.5      934.6    967.0    59.0     908.0
Amortization of intangibles......      51.1     --       51.1     52.0     0.5      51.5
Restructuring and other charges..      15.7   15.7         --     15.9    15.9        --
Other expense (income), net......      17.4   10.0        7.4      1.6    20.9     (19.3)
                                   -------- ------   -------- -------- -------  --------
Operating income.................     585.1  (55.7)     640.8    378.4  (179.7)    558.1
Interest expense.................     155.1     --      155.1    153.0      --     153.0
                                   -------- ------   -------- -------- -------  --------
Income from continuing operations
 before income taxes.............  $  430.0 $(55.7)  $  485.7 $  225.4 $(179.7) $  405.1
                                   ======== ======   ======== ======== =======  ========

   The year 2001 presented substantial obstacles for Mattel. Global economies softened; the September 11th terrorist attacks eroded US consumer confidence; and as a result, several important US retailers cancelled holiday reorders as they intensified their focus on inventory management in light of uncertain consumer spending prospects. The difficult retail environment, combined with increased competitive pressures, resulted in a weakening in the financial strength of some major US retail industry participants. Kmart, the second largest US retailer, filed for bankruptcy in January 2002. On March 8, 2002, Kmart announced plans to close 284 stores. This action will likely have a negative impact on Mattel's US sales growth in 2002.

   Net sales from continuing operations for 2001 increased 3% to $4.8 billion, from $4.7 billion in 2000. In local currency, net sales were up 4% compared to 2000. Net sales within the US declined less than 1% from 2000 and accounted for 69% of consolidated net sales in 2001 compared to 71% in 2000. In 2001, net sales outside the US increased 11% from 2000. Excluding the unfavorable foreign currency exchange impact, international net sales increased 13% compared to 2000.

   Worldwide gross sales in the Girls category, which includes American Girl(R), increased 3%, or 4% in local currency, to $2.2 billion. Domestic sales declined by 4%, while international sales increased by 17%, or 20% in local currency. The growth in the Girls category was driven by Polly Pocket!(R), Diva Starz(TM), What's Her Face!(TM), American Girl(R) and international sales of Barbie(R). Worldwide Barbie(R) sales decreased 3% in both US dollars and in local currency. Barbie(R) sales in the US declined 12% in 2001 as compared to the strong growth recorded last year, when sales increased 9% over 1999. The decline in US Barbie(R) sales was largely due to lower shipments of Holiday Celebration(TM) Barbie(R) in response to lower demand at retail, lower sales of adult-targeted collector dolls resulting from a weakening retail climate for higher-priced collectible items, and continuing inventory management by retailers. International sales for Barbie(R) were up 12%, or 15% in local currency, reflecting the benefit of early product availability and stronger alignment of worldwide sales and marketing plans.

   Worldwide gross sales in the Boys-Entertainment category grew 6%, or 7% in local currency, to $1.3 billion. Domestic sales grew by 2%, while international sales increased by 13%, or 16% in local currency. The worldwide Wheels business increased 1% due to a 9% sales growth in Hot Wheels(R) products, which was partially offset by declines in the Matchbox(R) and Tyco(R) Radio Control brands. The Entertainment business grew 14%, largely due to the global introduction of Harry Potter(TM) products. Sales generated by the Harry Potter(TM) brand more than offset the decline of the Disney entertainment business, which will be completely phased out in 2002. In second quarter 2001, Mattel expanded its games business through the acquisition of Pictionary(R) Inc. ("Pictionary(R)"), worldwide owner of the Pictionary(R) game brand and associated rights. Beginning in January 2002, Mattel will manufacture, market and distribute Pictionary(R) to international markets. In the US and Canada, Mattel is the licensor of the property through an independent contractor.

   Worldwide sales in the Infant & Preschool category were $1.6 billion, down 1% both in US dollars and in local currency. Domestic sales were flat, while international sales decreased 4%, or 3% in local currency. Growth in sales of core Fisher-Price(R) and Power Wheels(R) products was offset by a decline in licensed character brands. In 2001, Mattel executed a worldwide license agreement to sell Barney(TM) products, the full impact of which will be included in 2002 sales of licensed character brands.

   Gross profit, as a percentage of net sales, was 47.2% in 2001 compared to 45.0% in 2000. Cost of sales in 2001 includes a $28.2 million charge, largely related to accelerated depreciation resulting from the planned closure of the Murray, Kentucky manufacturing facility ("North American Strategy") and termination of a licensing agreement as part of the financial realignment plan. Cost of sales in 2000 includes a $78.6 million charge related to the termination of a variety of licensing agreements and other contractual arrangements and elimination of product lines that did not deliver an adequate level of profitability. Excluding the financial realignment plan charges, gross profit, as a percentage of net sales, was up by 110 basis points to 47.8% in 2001 versus 46.7% a year ago. Gross profit was positively impacted by savings realized from the financial realignment plan and lower product costs achieved through the supply chain initiative, partially offset by the negative impact of foreign exchange. The supply chain initiative has focused on improving customer service levels by partnering with retailers to get the right products in the right place at the right time, lowering costs by restructuring Mattel's manufacturing and distribution facilities, and improving processes such as launching fewer new SKU's by taking advantage of multi-lingual packaging. The multi-lingual packaging provides Mattel with increased distribution options for any given toy.

   Advertising and promotion expense was 13.8% of net sales for 2001, compared to 14.7% in 2000. Advertising and promotion expense for 2001 and 2000 includes $0.3 million and $4.8 million of charges, respectively, largely related to exiting certain product lines. Excluding these financial realignment charges, advertising and promotion expenses, as a percentage of net sales, declined from 14.6% in 2000 to 13.8% in 2001, largely due to lower prices charged by media companies on a cost per rating point basis. Mattel's 2001 media plan was actually stronger than last year's in terms of gross rating points. Mattel expects media costs for 2002 will remain at approximately the same level for the first half of the year, and will likely increase towards the second half of the year. Beginning in 2002, advertising and promotion expenses related to certain customer benefits will be recorded as an adjustment to net sales in accordance with Emerging Issues Task Force ("EITF") No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. Prior years' results will be retroactively restated to reflect this change. See "New Accounting Pronouncements."

   Other selling and administrative expenses were $936.1 million or 19.5% of net sales in 2001 compared to $967.0 million or 20.7% of net sales in 2000. Other selling and administrative expenses in 2001 includes a $22.1 million charge recorded in the fourth quarter related to the bankruptcy filing of Kmart and a $1.5 million charge related to streamlining back office functions as part of the financial realignment plan. The $22.1 million charge for the Kmart bankruptcy represents approximately one-half of Mattel's outstanding pre-petition account receivable after offsetting customer benefits, which Mattel believes it is no longer obligated to pay to Kmart under the terms of its customer agreement. Mattel's remaining pre-petition account receivable from Kmart, after offsetting the reserve for bad debts and reserves for customer benefits that were not earned by Kmart, is $36.2 million. To estimate the net realizable value of the Kmart pre-petition account receivable, management considered the post-petition market price for the Kmart bank debt, bonds and trade receivables. Other selling and administrative expenses for 2000 includes a $5.9 million charge related to settlement of certain litigation matters and a $53.1 million charge related to termination costs for the departure of senior executives. Excluding the aforementioned charges, other selling and administrative expenses declined from 19.4% of net sales in 2000 to 19.0% of net sales in 2001. The improvement in other selling and administrative expenses, excluding the charges, is largely due to tight management of costs, savings realized from the financial realignment plan, and a reduction in management bonuses, partially offset by increased bad debt charges.

   Other expense (income), net in 2001 includes a $5.5 million loss on derivative instruments and $4.5 million of charges primarily related to asset writedowns and other costs associated with implementing the North American Strategy. Other expense (income), net in 2000 includes $12.5 million of charges primarily related to the writeoff of certain noncurrent assets and an $8.4 million charge related to losses realized on the disposition of a portion of the stock received as part of the sale of CyberPatrol. Excluding these charges, other expense (income), net decreased from income of $19.3 million in 2000 to expense of $7.4 million in 2001. The decline was primarily due to unfavorable foreign exchange, lower investment income and increased charitable contributions.

   Interest expense was $155.1 million in 2001 compared with $153.0 million in 2000. The increase was due to the allocation in 2000 of $36.4 million in interest to discontinued operations. In 2001, lower average borrowing rates and lower short-term seasonal borrowings resulted in a decrease in interest expense. For 2002, Mattel expects interest expense to decrease slightly compared to 2001, reflecting the anticipated lower average borrowings combined with increasing short-term interest rates beginning mid-year as Mattel moves towards its peak borrowing period for seasonal working capital financing.

Business Segment Results

   Mattel's reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment is further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. The US Girls segment includes brands such as Barbie(R), Polly Pocket!(R), Diva Starz(TM), What's Her Face!(TM) and American Girl(R). The US Boys-Entertainment segment includes Hot Wheels(R), Matchbox(R), Hot Wheels(R) Electric Racing and Tyco(R) Radio Control (collectively "Wheels"), and Disney, Nickelodeon(R), Harry Potter(TM), Max Steel(TM) and games and puzzles (collectively "Entertainment") products. The US Infant & Preschool segment includes Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R) and other preschool products. The International segment sells products in all toy categories.

   Mattel's segments were revised in January 2001 to conform to the current management structure. Specifically, the results of Pleasant Company, which had been previously reported as part of Other, are now being reported as part of US Girls, which is consistent with management responsibility for this business. Additionally, Mattel's toy manufacturing unit is now being managed as a cost center instead of as a profit center; therefore, toy manufacturing is no longer being reported as a separate segment. Lastly, certain overhead costs incurred at the headquarters' level in El Segundo, including facilities, information technology, and other administration support costs, are now being allocated to the US Girls and US Boys-Entertainment segments, to more accurately reflect the costs associated with operating these businesses. These types of overhead costs were already being reported as part of the US Infant & Preschool and International segments since these businesses maintain their own, separate headquarters locations. All prior periods have been restated to reflect these changes.

   As used in this Form 10-K, "sales" or "gross sales" means sales excluding the impact of sales adjustments, such as trade discounts or other allowances. "Net sales" includes the impact of such sales adjustments. Business Segment Results should be read in conjunction with Item 8 "Financial Statements and Supplementary Data--Note 10 to the Consolidated Financial Statements."

   US Girls segment sales decreased by 4% in 2001 compared to 2000. A 12% decline in Barbie(R) sales was partially offset by increased sales of Polly Pocket!(R), Diva Starz(TM), What's Her Face!(TM) and American Girl(R). The decrease in US Barbie(R) sales compared to 2000 was primarily due to lower shipments of Holiday Celebration(TM) Barbie(R) in response to lower demand at retail, lower sales of adult-targeted collector dolls resulting from a weakening retail climate for higher-priced collectible items, and continuing inventory management by retailers. US Boys-Entertainment segment sales increased 2%. The US Entertainment business grew 6%, largely due to increased sales of Harry Potter(TM) products. The US Wheels business was flat with last year as increased sales of Hot Wheels(R) products were offset by declines in Tyco(R) Radio Control and Matchbox(R). US Infant & Preschool segment sales were flat with 2000. Growth in sales of core Fisher-Price(R) and Power Wheels(R) products was offset by a decline in sales of licensed character brand products. Management believes the difficult retail environment, especially combined with the events of September 11, 2001, caused its retail customers to curtail their orders across all of the US segments during the fourth quarter, resulting in an 8% decline in total US sales for the fourth quarter. However, despite weaker-than-expected shipments to retailers, all of Mattel's major brands showed strength with consumers and posted sales increases at retail. According to NPD industry data for toy sales at the consumer level, Mattel gained market share in the US in dolls, vehicles, action figures, games and puzzles and core infant and preschool categories. Mattel's market share of total traditional toys grew
1.2 percentage points to 23.5% in the US.

   International segment sales increased by 10% in 2001 compared to 2000. Excluding the unfavorable foreign exchange impact, sales grew by 13% due to double digit growth in Barbie(R), Polly Pocket!(R), core Fisher-Price(R) and Hot Wheels(R) products combined with the expansion of Diva Starz(TM) and Harry Potter(TM) products. Mattel also recorded strong market share gains outside the US, with market share growing in the five major European markets, as well as in Canada, Mexico and Australia. Improved product availability, better alignment of worldwide marketing and sales plans and strong product launches were the primary drivers for the growth in International segment sales and market share.

   Operating profit in the US Girls segment decreased by 2%, primarily due to lower sales volume. Operating profit in the US Boys-Entertainment segment increased 39%, primarily due to increased sales volume and improved margins. Operating profit in the US Infant & Preschool segment increased 2%, primarily due to improved margins, partially offset by higher selling and administrative expenses to support certain new product lines. All the US segments benefited from lower costs per rating point for media purchases. The International segment operating profit increased 26%, largely due to increased sales volume and improved margins, partially offset by lower operating profit in certain Latin American countries and unfavorable foreign exchange. In Latin America, Mattel has appointed a new management team with the goal of converting sales growth into increased cash flow and profitability in this region.

2000 Compared to 1999

Consolidated Results

   Net income from continuing operations for 2000 was $170.2 million or $0.40 per diluted share as compared to net income from continuing operations of $108.4 million or $0.25 per diluted share in 1999. Profitability in 2000 was negatively impacted by a $125.2 million pre-tax charge related to the initial phase of the financial realignment plan, a $53.1 million pre-tax charge for the departure of certain senior executives in the first quarter, and an $8.4 million pre-tax charge related to losses realized on the disposition of a portion of the stock received as part of the sale of CyberPatrol. These charges were partially offset by a $7.0 million reversal of the 1999 reserve related to restructuring and other charges. The combined effect of theses items, resulted in a pre-tax net charge of $179.7 million, approximately $123 million after-tax or $0.29 per diluted share. Profitability in 1999 was negatively impacted by a $281.1 million charge, approximately $218 million after-tax or $0.51 per diluted share, related to restructuring and other charges.

   The following table provides a comparison of the reported results and the results excluding charges (in millions):

                                                      For the Year
                                   -------------------------------------------------------
                                             2000                        1999
                                   --------------------------  ---------------------------
                                   Reported          Results   Reported           Results
                                   Results  Charges  Ex. Chgs  Results   Charges  Ex. Chgs
                                   -------- -------  --------  --------  -------  --------
Net sales........................  $4,669.9 $    --  $4,669.9  $4,595.5  $    --  $4,595.5
                                   ======== =======  ========  ========  =======  ========
Gross profit.....................  $2,100.8 $ (78.6) $2,179.4  $2,182.0  $    --  $2,182.0
Advertising and promotion
 expenses........................     685.9     4.8     681.1     684.5       --     684.5
Other selling and administrative
 expenses........................     967.0    59.0     908.0     867.9              867.9
Amortization of intangibles......      52.0     0.5      51.5      52.0       --      52.0
Restructuring and other charges..      15.9    15.9        --     281.1    281.1        --
Other expense (income), net......       1.6    20.9     (19.3)     (5.3)      --      (5.3)
                                   -------- -------  --------  --------  -------  --------
Operating income.................     378.4  (179.7)    558.1     301.8   (281.1)    582.9
Interest expense.................     153.0      --     153.0     131.6       --     131.6
                                   -------- -------  --------  --------  -------  --------
Income from continuing operations
 before income taxes.............  $  225.4 $(179.7) $  405.1  $  170.2  $(281.1) $  451.3
                                   ======== =======  ========  ========  =======  ========

   Net sales from continuing operations for 2000 increased 2% to $4.7 billion, from $4.6 billion in 1999. In local currency, net sales were up 4% in 2000 compared to 1999. Net sales within the US increased 4% and accounted for 71% of consolidated net sales in 2000 compared to 70% in 1999. Net sales outside the US decreased 3% from 1999. Excluding the unfavorable exchange impact, international net sales increased 6% compared to 1999.

   Worldwide gross sales in the Girls category, which includes American Girl(R), increased 5%, or 8% in local currency, to $2.1 billion. Domestic sales increased by 10%, while international sales decreased by 4%. The worldwide growth in the Girls category was due to increased sales of Barbie(R) and American Girl(R) products, partially offset by decreased sales of large dolls. Worldwide Barbie(R) sales increased 5%, up 9% in the US and down 1% in international markets. Excluding the unfavorable exchange impact, Barbie(R) sales were up 8% in international markets.

   Worldwide gross sales in the Boys-Entertainment category were flat, or up 2% in local currency. Domestic sales decreased by 4%, while international sales increased by 7%, or 14% in local currency. The Boys-Entertainment category was negatively impacted by lower sales of Toy Story 2 products in 2000 compared to 1999. Excluding the impact of Toy Story 2 and Harry Potter(TM) products, the Boys-Entertainment category grew 2% for the year. Worldwide Wheels sales decreased 2%, or were flat before the unfavorable impact of foreign exchange. Sales of Entertainment products increased 2% worldwide, driven by strength of Max Steel(TM), Mattel games and Harry Potter(TM) products, partially offset by lower sales of Toy Story 2 products.

   Worldwide gross sales in the Infant & Preschool category were flat, or up 3% in local currency. Domestic sales grew by 4%, while international sales decreased by 10%, or 2% in local currency. Worldwide sales of core Fisher-Price(R) products grew 26%, up 37% in the US and flat in international markets. Excluding the unfavorable exchange impact, core Fisher-Price(R) products were up 11% in international markets. Declines in worldwide sales for Sesame Street(R), Disney preschool and Winnie the Pooh(R) offset domestic growth in core Fisher-Price(R) products.

   Gross profit, as a percentage of net sales, was 45.0% in 2000 compared to 47.5% in 1999. Cost of sales in 2000 includes a $78.6 million charge related to the termination of a variety of licensing agreements and other contractual arrangements and elimination of product lines that did not deliver an adequate level of profitability. Excluding financial realignment plan charges, gross profit was 46.7% in 2000 compared to 47.5% in 1999 due to unfavorable product mix, unfavorable foreign exchange rates and higher shipping costs.

   Advertising and promotion expense was 14.7% of net sales in 2000 compared to 14.9% in 1999. Excluding the $4.8 million financial realignment plan charge, largely related to exiting certain product lines, advertising and promotion expenses, as a percentage of net sales, was 14.6% in 2000. The decrease was attributable to improved efficiencies of promotional spending.

   Other selling and administrative expenses were 20.7% of net sales in 2000 compared to 18.9% in 1999. Excluding the $5.9 million charge related to settlement of certain litigation matters and the $53.1 million charge related to termination costs for the departure of senior executives, other selling and administrative expenses were 19.4% of net sales in 2000. The increase was largely due to compensation costs incurred for the recruitment and retention of senior executives.

   Other expense (income), net in 2000 includes a $12.5 million charge primarily related to the writeoff of certain noncurrent assets and an $8.4 million charge related to losses realized on the disposition of a portion of the stock received as part of the sale of CyberPatrol. Excluding these charges, the $14.1 million increase in other expense (income), net was largely due to investment and interest income.

   Interest expense was $153.0 million in 2000 compared with $131.6 million in 1999, largely due to higher borrowings necessitated by the funding of Mattel's Consumer Software business. In addition, Mattel's overall interest rate was higher due to increased market rates and debt refinancing that occurred during the second half of the year.

Business Segment Results

   US Girls segment sales increased by 10% in 2000 compared to 1999 due to a 9% increase in sales of Barbie(R) products and a 7% increase in sales of American Girl(R) products. US Boys-Entertainment segment sales decreased 4% due to a 3% decrease in sales of Wheels products and a 7% decrease in sales of Entertainment products. Within the Wheels category, Mattel gained market share. However, sales fell below 1999 levels as relatively high retail inventories were adjusted down throughout 2000. Within the Entertainment category, growth from Max Steel(TM) and Mattel games were more than offset by lower sales of movie-related toy products relative to the 1999 strong sales of Toy Story 2 products. Excluding Harry Potter(TM) and Toy Story 2, Entertainment sales were up 10% in domestic markets. US Infant & Preschool segment sales increased 4%, largely due to increased sales of core Fisher-Price(R) and Power Wheels(R) products, partially offset by declines in sales of Sesame Street(R), Disney preschool and Winnie the Pooh(R) products.

   International segment sales decreased by 3% in 2000 compared to 1999. Excluding the unfavorable foreign exchange impact, sales grew by 6% in 2000 due to increased sales across all core categories, including Barbie(R), Fisher-Price(R), Wheels and Entertainment products.

   Operating profit in the US Girls segment increased by 9%, largely due to higher sales volume. The US Boys-Entertainment segment experienced a 26% decline in operating profit, largely due to lower sales volume and higher shipping costs. Operating profit in the US Infant & Preschool segment increased 7% due to greater sales of relatively higher margin core Fisher-Price(R) products. The International segment operating profit decreased 19%, largely due to unfavorable foreign exchange rates.

2000 Financial Realignment Plan

   During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling and administrative expenses; operating profit; and cash flow. The financial realignment plan, together with the disposition of Learning Company, was part of management's strategic plan to focus on growing Mattel's core brands and lowering operating costs and interest expense. The plan will require a total pre-tax charge estimated at approximately $250 million or $170 million on an after-tax basis, of which approximately $100 million represents cash expenditures and $70 million represents non-cash writedowns. Total cash outlay will be funded from existing cash balances and internally generated cash flows from operations.

   Under the plan, Mattel expects to generate approximately $200 million of cumulative pre-tax cost savings over the three year duration of the plan. Mattel recognized savings of approximately $55 million in 2001 and expects to achieve savings of approximately $65 million in 2002. However, there is no assurance that Mattel will be able to successfully implement all phases of its financial realignment plan or that it will realize the anticipated cost savings and improved cash flows.

   Through December 31, 2001, Mattel has recorded pre-tax charges totaling $175.4 million, or approximately $119 million on an after-tax basis, related to this plan. Of the total charge, $125.2 million (approximately $84 million after-taxes) was recorded in 2000 and $50.2 million (approximately $35 million after-taxes) was recorded in 2001. In accordance with generally accepted accounting principles, future pre-tax implementation costs of approximately $75 million have not been accrued as of December 31, 2001. Management expects these costs will be recorded over approximately the next two years.

   The following are the major initiatives included in the financial realignment plan:

  .  Reduce excess manufacturing capacity;

  . Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

  . Eliminate product lines that do not meet required levels of profitability;

  .  Improve supply chain performance and economics;

  . Eliminate positions at US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

  .  Close and consolidate certain international offices.

   In April 2001, as part of the financial realignment plan, Mattel announced the closure of its Murray, Kentucky manufacturing facility (the "North American Strategy"). Production from this facility will be consolidated into other Mattel-owned and operated facilities in North America with the final shutdown of Murray operations occurring in 2002. This action is one of the realignment measures taken to lower costs. Mattel believes this action was necessary in order to maintain a competitive cost structure in today's global marketplace.

   In 2000, Mattel recorded a $22.9 million pre-tax restructuring charge as part of the initial phase of the financial realignment plan. This charge, combined with a $7.0 million adjustment to the 1999 restructuring plan, resulted in $15.9 million of net pre-tax restructuring and other charges in 2000. The $22.9 million charge related to the elimination of positions at headquarters locations in El Segundo, Fisher-Price and Pleasant Company, closure of certain international offices, and consolidation of facilities. During 2001, Mattel recorded a $15.7 million pre-tax restructuring charge as part of the financial realignment plan, largely related to the North American Strategy. Total worldwide headcount reduction as a result of the restructuring is planned to be approximately 1,700 employees, of which approximately 1,100 are related to the North American Strategy. From inception through December 31, 2001, a total of approximately $19 million has been incurred related to the termination of nearly 980 employees, of which approximately 640 were terminated during 2001.

   The components of the restructuring charges are as follows (in millions):

                                            Balance                   Balance
                            2000   Amounts  Dec. 31,  2001   Amounts  Dec. 31,
                           Charges Incurred   2000   Charges Incurred   2001
                           ------- -------- -------- ------- -------- --------
Severance and other
 compensation.............   $19     $(3)     $16      $ 9     $(16)    $ 9
Asset writedowns..........     2      (2)      --
Lease termination costs...     1      --        1        2       (1)      2
Other.....................     1      --        1        5       (5)      1
                             ---     ---      ---      ---     ----     ---
Total restructuring
 charge...................   $23     $(5)     $18      $16     $(22)    $12
                             ===     ===      ===      ===     ====     ===

   In January 2002, as part of the financial realignment plan, Mattel announced a further headcount reduction of approximately 240 positions at its domestic headquarters locations through a combination of layoffs, elimination of open requisitions, attrition and retirements.

   Additionally, in 2002, Mattel will commence a long-term information technology strategy aimed at achieving operating efficiencies and cost savings across all disciplines. The program is focused on simplifying Mattel's organization by defining common global processes based on industry best practices, streamlining its organization by eliminating redundancies, and upgrading its systems to have greater visibility to information and data on a global basis.

1999 Restructuring and Other Charges

   During 1999, Mattel initiated a restructuring plan for its continuing operations and incurred certain other charges totaling $281.1 million, approximately $218 million after-tax. The 1999 restructuring plan was aimed at leveraging global resources in the areas of manufacturing, marketing and distribution, eliminating duplicative functions worldwide and achieving improved operating efficiencies. As of December 31, 2000, the restructuring activities provided for by this charge were complete and substantially all amounts previously accrued had been paid as of December 31, 2001.

   Other charges incurred in 1999 principally related to the 1998 recall of Mattel's Power Wheels(R) vehicles and environmental remediation costs related to a former manufacturing facility on a leased property in Beaverton, Oregon. The liability remaining related to these charges was approximately $22 million and $24 million at December 31, 2001 and 2000, respectively.

Income Taxes

   The effective income tax rate on continuing operations was 27.7% in 2001 compared to 24.5% in 2000 and 36.3% in 1999. The difference in the overall tax rate on continuing operations between 1999, 2000 and 2001 was caused by the restructuring and other charges. In 1999, a significant portion of the restructuring expenses consisted of transactional expenses which were not deductible for tax purposes, resulting in a lower effective tax benefit on these restructuring charges, and a higher overall effective tax rate. In 2000 and 2001, most of the restructuring and other charges were deductible for tax purposes and provided a benefit at or near the effective US tax rate, resulting in a relatively lower overall effective tax rate for 2001 and 2000 as compared to 1999.

   The pre-tax income (loss) from US operations includes interest expense, amortization of intangibles and corporate headquarters expenses. Therefore, the pre-tax income (loss) from US operations, as a percentage of the consolidated pre-tax income, was less than the sales to US customers as a percentage of the consolidated gross sales.

   The Internal Revenue Service has completed its examination of the Mattel, Inc. federal income tax returns through December 31, 1994 and is currently examining Mattel's federal income tax returns for fiscal years 1995 through 1997.

Liquidity and Capital Resources

   Mattel's primary sources of liquidity over the last three years have been cash on hand at the beginning of the year, cash flows generated from continuing operations, long-term debt issuances and short-term seasonal borrowings. Cash flows from continuing operations could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or increased costs associated with manufacturing and distribution of products or realized shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal borrowing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel's credit ratings. Mattel's ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Operating Activities

   Operating activities generated cash flows from continuing operations of $756.8 million during 2001, compared to $555.1 million in 2000 and $430.5 million in 1999. The increase in cash flows from operating activities in 2001 was largely due to increased income from continuing operations and increased cash collections. In addition, the disposition of Learning Company in the fourth quarter 2000 resulted in improved cash flows since Mattel was no longer required to fund this business.

Investing Activities

   Mattel invested its cash flows during the last three years mainly in tooling to support new products and construction of new manufacturing facilities. In 2001, Mattel acquired Pictionary(R) for approximately $29 million, of which approximately $21 million was paid in 2001 and the remaining $8 million will be paid over the next 3 years.

Financing Activities

   In 2001, as part of Mattel's goal to improve its debt-to-capital ratio, cash flows from operating activities were used to repay short-term borrowing obligations. Additionally, Mattel announced during the third quarter of 2000 a change in its dividend policy consisting of a reduction in the annual cash dividend from $0.36 per share to $0.05 per share when and as declared by the board of directors. The $0.05 per share annual dividend rate under the new dividend policy became effective in December 2001. The reduction of the dividend resulted in annual cash savings of approximately $132 million, which Mattel used to reduce debt. During 2001, Mattel repaid $30.5 million of its medium-term notes, which became due in the fourth quarter.

   In 2000, Mattel received proceeds from the issuance of a term loan and Euro Notes, which were used to repay its 6-3/4% Senior Notes upon maturity and to support operating activities. In 1999, Mattel increased its short-term borrowings to support its operating activities and to fund the Consumer Software segment. During 1999, Mattel repaid $30.0 million of its medium-term notes. During 2001, 2000 and 1999, Mattel paid dividends on its common stock and, in 1999, Mattel repurchased treasury stock. In 2001 and 2000, Mattel did not repurchase treasury stock.

Seasonal Financing

   Mattel expects to finance its seasonal working capital requirements for the coming year by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables and using various short-term bank lines of credit. Mattel's domestic unsecured committed revolving credit facility provides $1.0 billion in short-term borrowings from a commercial bank group. Within this facility, up to $300.0 million is available for non-recourse sales of certain trade accounts receivable to the bank group as an additional source of liquidity and to lower its borrowing cost. Such non-recourse sales are made pursuant to an arrangement whereby certain of Mattel's subsidiaries sell receivables to Mattel Factoring, Inc., which in turn sells those receivables to the commercial bank group. Mattel Factoring, Inc. is a separate special-purpose legal entity with its own assets and liabilities. This facility was executed in 1998 for a term of five years, expiring in 2003. In March 2002, Mattel amended and restated this facility into a $1.060 billion, 3-year facility that expires in 2005 with substantially similar terms and conditions. Additionally, during 2001, Mattel utilized a 364-day $400.0 million unsecured committed credit facility with essentially the same terms and conditions as the $1.0 billion revolving credit facility. Mattel has elected not to renew this facility when it expires in March 2002, as it believes that cash on hand at the beginning of 2002 and its $1.060 billion domestic unsecured committed revolving facility will be sufficient to meet its seasonal working capital requirements in 2002.

   Mattel also has a $200.0 million senior unsecured term loan that matures in July 2003. Interest is charged at various rates, ranging from a LIBOR-based rate to the bank reference rate (3.66% as of December 31, 2001). Both the unsecured credit facilities and term loan require Mattel to meet financial covenants for consolidated debt-to-capital and interest coverage. Mattel was in compliance with such covenants during 2001. In addition, Mattel avails itself of uncommitted domestic facilities provided by certain banks to issue short-term money market loans.

   To meet seasonal borrowing requirements of certain foreign subsidiaries, Mattel negotiates individual financing arrangements, generally with the same group of banks that provided credit in the prior year. Foreign credit lines total approximately $368 million, a portion of which is used to support letters of credit. Mattel expects to extend these credit lines throughout 2002 and believes available amounts will be adequate to meet its seasonal financing requirements. Mattel also enters into agreements with banks of its foreign subsidiaries for non-recourse sales of certain of its foreign subsidiary receivables. In fourth quarter 2001, Mattel entered into a securitization agreement to sell certain receivables of its French and German subsidiaries with one of its European banks.

   Mattel's accounts receivable sold or anticipated, and therefore excluded from its consolidated balance sheets, is summarized as follows (in millions):

                                                                   As of Year
                                                                       End
                                                                  -------------
                                                                   2001   2000
                                                                  ------ ------
Domestic factoring and anticipation.............................. $261.5 $347.5
Foreign factoring................................................  237.2  196.9
                                                                  ------ ------
Total factoring and anticipation................................. $498.7 $544.4
                                                                  ====== ======

Financial Position

   Mattel's cash and short-term investments increased by $384.2 million to $616.6 million at year end 2001 compared to $232.4 million at year end 2000. The increase was primarily due to cash flows generated from operating activities. Accounts receivable, net decreased by $143.0 million to $696.6 million at year end 2001, reflecting improved cash collections and the bad debt write-off resulting from the bankruptcy of Kmart. Inventories decreased slightly to $487.5 million at year end 2001. Inventory levels were negatively impacted by lower than expected domestic fourth quarter sales and the pre-build initiative to prepare for the closing of the Murray, Kentucky plant in 2002 in connection with the North American Strategy. During 2002, Mattel plans to continue to build inventory levels for preschool products in conjunction with executing the North American Strategy. Mattel intends to continue its plan to move towards more optimal accounts receivable and inventory levels through its focus on improving its supply chain performance. Prepaid expenses and other current assets increased by $102.1 million to $291.9 million at year end 2001 compared to 2000, primarily due to increased prepaid income taxes and receivable collections deposits with banks. Property, plant and equipment, net decreased $21.1 million to $626.7 million at year end 2001, largely due to depreciation, partially offset by capital spending. Intangibles decreased $26.9 million to $1.1 billion at year end 2001, mainly due to goodwill amortization, partially offset by the acquisition of Pictionary(R) in June 2001. Other noncurrent assets declined by $54.3 million to $711.3 million at year end 2001, principally due to decreased noncurrent deferred tax assets.

   Short-term borrowings decreased $188.3 million to $38.1 million at year end 2001 compared to $226.4 million at year end 2000, due to the repayment of debt. Current portion of long-term debt increased by $177.4 million to $210.1 million at year end 2001, largely due to the reclassification of 200 million of Euro Notes from long-term debt since they mature in July 2002.

   A summary of Mattel's capitalization is as follows (in millions):

                                                          As of Year End
                                                     --------------------------
                                                         2001          2000
                                                     ------------  ------------
Medium-term notes................................... $  480.0  17% $  510.0  18%
Senior notes........................................    500.0  17     690.7  25
Other long-term debt obligations....................     40.9   1      41.7   1
                                                     -------- ---  -------- ---
Total long-term debt................................  1,020.9  35   1,242.4  44
Other long-term liabilities.........................    184.2   6     165.5   6
Stockholders' equity................................  1,738.5  59   1,403.1  50
                                                     -------- ---  -------- ---
                                                     $2,943.6 100% $2,811.0 100%
                                                     ======== ===  ======== ===

   Total long-term debt decreased by $221.5 million at year end 2001 compared to year end 2000 due to the aforementioned reclassification of 200 million of Euro Notes and $30.0 million of medium-term notes maturing in the next twelve months to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. Stockholders' equity of $1.7 billion at year end 2001 increased $335.4 million from year end 2000, primarily as a result of income from continuing operations and cash received from exercise of employee stock options, partially offset by payment of common dividends and the unfavorable effect of foreign currency translation.

   Mattel's total debt to capital ratio, including current portion of long-term debt, improved from 52% at year end 2000 to 42% at year end 2001 due to the repayment of debt combined with improvement in its operating results. Mattel continues to target a goal of reducing the year end ratio to approximately one-third of capital.

Commitments

   In the normal course of business, Mattel enters into debt arrangements and contractual arrangements for future purchases of goods and services to ensure availability and timely delivery, and to obtain and protect Mattel's right to create and market certain products. These arrangements include commitments for future inventory purchases and licensing payments. Certain of these commitments routinely contain provisions for guaranteed or minimum expenditures during the term of the contracts.

   Mattel's commitments for debt and other contractual arrangements is summarized as follows (in thousands):

                                             Payments Due by Period
                                ------------------------------------------------
                                  Total      2002     2003     2004   Thereafter
                                ---------- -------- -------- -------- ----------
Long-term debt................. $1,231,009 $210,090 $380,849 $ 50,939  $589,131
Licensing minimums.............    379,000  106,000   84,000   81,000   108,000
Inventory purchases............    121,000  121,000       --       --        --
Operating leases...............    168,100   38,800   29,800   26,800    72,700
Capitalized leases.............     10,100      300      300      300     9,200
                                ---------- -------- -------- --------  --------
Total.......................... $1,909,209 $476,190 $494,949 $159,039  $779,031
                                ========== ======== ======== ========  ========

Discontinued Operations

   In May 1999, Mattel completed its merger with Learning Company, pursuant to which Learning Company was merged with and into Mattel, with Mattel being the surviving corporation. Due to substantial losses experienced in its Consumer Software segment, which was comprised primarily of Learning Company, Mattel's board of directors, on March 31, 2000, resolved to dispose of its Consumer Software segment. As a result of this decision, the Consumer Software segment was reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements were reclassified to segregate the net investment in, and the liabilities and operating results of the Consumer Software segment.

   On October 18, 2000, Mattel disposed of Learning Company to an affiliate of Gores Technology Group in return for a contractual right to receive future consideration based on income generated from its business operations and/or the net proceeds derived by the new company upon the sale of its assets or other liquidation events, or 20% of its enterprise value at the end of five years. In the fourth quarter of 2001, Mattel received proceeds totaling $10.0 million from Gores Technology Group as a result of liquidation events related to Gores Technology's sale of the entertainment and education divisions. Mattel also incurred additional costs of approximately $10 million in 2001 related to the wind down of the Consumer Software segment. Accordingly, no income was recorded in the consolidated statement of operations for discontinued operations.

   With respect to Gores Technology Group's disposition of the education division, there is additional contingent consideration that may be received by Mattel. At December 31, 2001, Mattel had net obligations related to its discontinued Consumer Software segment of approximately $24 million. Mattel believes that it has adequately reserved for future obligations of this segment. Any additional proceeds that are recognized will be recorded as part of the discontinued operations.

   In December 2000 and January 2001, Mattel entered into worldwide, multi-year licensing agreements with Vivendi Universal Publishing and THQ, respectively, for the development and publishing of gaming, educational and productivity software based on Mattel's brands, which Mattel had previously developed and sold directly through its Mattel Media division. These partnerships allow Mattel to provide the content from its library of brands, while Vivendi Universal Publishing and THQ provide software development and distribution expertise.

Litigation

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

   In March 2000, these shareholder complaints were consolidated into two lead cases: Thurber v. Mattel, Inc. et al. (containing claims under (S)10(b) of the 1934 Securities Exchange Act ("Act")) and Dusek v. Mattel, Inc. et al (containing claims under (S)14(a) of the Act). In January 2001, the Court granted defendants' motions to dismiss both Thurber and Dusek, and gave plaintiffs leave to amend. In December 2001, the Court denied defendants' motions to dismiss the amended complaints in both Thurber and Dusek. In each case, the plaintiffs have asked for compensatory damages. Both Thurber and Dusek are currently pending in the United States District Court for the Central District of California.

   Other purported class action litigation has been brought against Mattel as successor to Learning Company and the former directors of Learning Company on behalf of former stockholders of Broderbund Software, Inc. who acquired shares of Learning Company in exchange for their Broderbund common stock in connection with the Learning Company-Broderbund merger on August 31, 1998. The consolidated complaint in In re Broderbund generally alleges that Learning Company misstated its financial results prior to the time it was acquired by Mattel. The defendants' motion to dismiss the complaint in In re Broderbund was granted in May 2001, and the case was dismissed. The In re Broderbund plaintiffs appealed the dismissal, and the case is currently pending before the Ninth Circuit Court of Appeals. The plaintiffs have asked for compensatory damages.

   Several stockholders have filed derivative complaints on behalf and for the benefit of Mattel, alleging, among other things, that Mattel's directors breached their fiduciary duties, wasted corporate assets, and grossly mismanaged Mattel in connection with Mattel's acquisition of Learning Company and its approval of severance packages to certain former executives. These derivative actions have been filed in the Court of Chancery in Delaware, in Los Angeles Superior Court in California, and in the United States District Court for the Central District of California, and are all in a preliminary stage. The plaintiffs have asked for unspecified monetary damages. Plaintiffs filed an amended consolidated complaint in February 2002 in the California state court actions and defendants have filed a demurrer seeking dismissal of that action.

   Mattel believes that the actions are without merit and intends to defend them vigorously.

Environmental

   Fisher-Price

   Fisher-Price has executed a consent order with the State of New York to implement a groundwater remediation system at one of its former manufacturing plants. The execution of the consent order was in response to the New York State Department of Environmental Conservation Record of Decision issued in March 2000. The Department approved a conceptual work plan in March 2001, with work scheduled to begin in 2001. However, in response to concerns expressed by a number of nearby residents, the Department has requested that Mattel postpone implementation of the groundwater remediation plan until 2002 after the installation of a public water line to those residents is completed. The ultimate liability associated with this cleanup presently is estimated to be approximately $1.76 million, approximately $1.26 million of which has been incurred through December 31, 2001.

  Beaverton, Oregon

   Mattel previously operated a manufacturing facility on a leased property in Beaverton, Oregon that was acquired as part of the March 1997 merger with Tyco. In March 1998, samples of groundwater used by the facility for process water and drinking water disclosed elevated levels of certain chemicals, including trichloroethylene. Mattel immediately closed the water supply and self-reported the sample results to the Oregon Department of Environmental Quality and the Oregon Health Division. Mattel also implemented a community outreach program to employees, former employees and surrounding landowners.

   In November 1998, Mattel and another potentially responsible party entered into a consent order with the Oregon Department of Environmental Quality to conduct a remedial investigation/feasibility study at the property, to propose an interim remedial action measure, and to continue the community outreach program. Mattel has recorded pre-tax charges totaling $19.0 million for environmental remediation costs related to this property, based on the completion and approval of the remediation plan and feasibility study. Approximately $3 million has been incurred through December 31, 2001, largely related to attorney fees, consulting work and an employee medical screening program.

General

   Mattel is also involved in various other litigation and legal matters, including claims related to intellectual property, product liability and labor, which Mattel is addressing or defending in the ordinary course of business. Management believes that resolving such matters is not likely to have a material adverse effect on Mattel's business, financial condition or results of operations.

Effects of Inflation

   Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during the three years ended December 31, 2001. The US Consumer Price Index increased 1.6% in 2001, 3.4% in 2000 and 2.7% in 1999. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability to pass on higher prices to consumers.

Employee Savings Plan

   Certain employee savings plan provisions used by other companies can result in requirements to hold substantial portions of a participant's account balance in the stock of the sponsoring company, significantly increasing the exposure of the account to market risk associated with a single company's stock. However, the Mattel Personal Investment Plan is designed to allow participants to limit their exposure to market changes in Mattel's stock price. Mattel makes company contributions in cash and allows employees to allocate both individual and company contributions to a balanced variety of investment funds. Furthermore, Mattel's plan limits a participant's allocation to the Mattel Stock Fund, which is fully invested in Mattel stock, to 50% of the account balance. Participants may generally reallocate their account balances on a daily basis. This reallocation is only limited for participants classified as insiders who wish to change their investment in the Mattel Stock Fund. Insiders are limited to certain window periods for making a reallocation out of or into the Mattel Stock Fund.

Critical Accounting Policies and Estimates

   Mattel makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies described below are those Mattel considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used.

Allowance for Doubtful Accounts

   The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed partially or entirely uncollectible. The allowance for doubtful accounts is a reserve used to reduce gross trade receivables to their net realizable value. Mattel's reserve is based on management's assessment of the business environment, customers' financial condition, historical trends, receivable aging and customer disputes.

   Mattel's allowance for doubtful accounts increased from approximately $25 million at year end 2000 to $56 million at year end 2001. In 2001, bad debt expense increased by approximately $40 million to $58 million. As more fully discussed in the section entitled "Results of Continuing Operations--2001 Compared to 2000--Consolidated Results," in the fourth quarter of 2001, Mattel recorded a $22.1 million charge related to the Kmart bankruptcy filing announced in January 2002. Mattel also recorded approximately $9 million in bad debt expense in the third quarter 2001, primarily related to the bankruptcy declared by a US retailer during the quarter. The remaining increase in bad debt expense was due to exposure associated with various other retailers. The difficult domestic retail environment has resulted in bankruptcies of large customers and represents the underlying cause for the increased bad debt expense in 2001. Mattel will continue to proactively review its credit risks and adjust its customer terms to reflect the current environment. The increased level of risk associated with credit given to customers may result in a continuation of bad debt charges at higher levels than historically experienced or lower sales.

Inventories

   Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Mattel's management uses estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Changes in public and consumer preferences and demand for product or changes in the buying patterns and inventory management of customers, could adversely impact the inventory valuation.

Impairment of Long-Lived Assets

   Long-lived assets, identifiable intangibles and goodwill related to those assets have been reviewed for impairment based on Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires that an impairment loss be recognized whenever the sum of the expected future cash flows (undiscounted and without interest charges) resulting from the use and ultimate disposal of an asset is less than the carrying amount of the asset. Mattel's management reviews for indicators that might suggest an impairment loss exists. Testing long-lived assets, identifiable intangibles and goodwill for recoverability requires estimates of expected cash flows to be generated from the use of the assets. Various uncertainties, including changes in consumer preferences, deterioration in the political situation in a country or adverse changes in the general economic conditions in the US and internationally, could adversely impact the expected cash flows to be generated by an asset or group of assets. See discussion under "New Accounting Pronouncements" regarding SFAS No. 144, which supercedes SFAS No. 121 effective the first quarter of 2002.

Deferred Tax Assets

   Mattel records valuation allowances against its deferred tax assets. In determining the requisite allowance, management considers all available evidence for certain tax credit, net operating loss, and capital loss carryforwards that would likely expire prior to their utilization. Management believes that it is more likely than not that Mattel will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of its remaining net deferred tax assets. However, if the available evidence were to change in the future, an adjustment to the valuation allowances may be required.

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, which supercedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. This statement requires that all business combinations be accounted for by the purchase method and establishes specific criteria for the recognition of intangible assets separately from goodwill. The statement also requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of the statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this statement will be effective in the first quarter of 2002. Mattel does not expect that the adoption of SFAS No. 141 will have a material effect on its consolidated financial position or results of operations.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. The statement also provides specific guidance on testing goodwill and intangible assets for impairment. SFAS No. 142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized; (ii) impairment will be measured using various valuation techniques based on discounted cash flows; (iii) goodwill will be tested for impairment at least annually at the reporting unit level; (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and
(v) intangible assets with finite lives will be amortized over their useful lives. Goodwill and intangible assets acquired after June 30, 2001 were subjected to the provisions of this statement. All provisions of this statement will be effective in the first quarter of 2002. Mattel's goodwill amortization was approximately $46 million of the total $51.1 million in amortization of intangibles recorded in 2001. Mattel is in the process of evaluating the potential impact that the adoption of SFAS No. 142 will have on its consolidated financial position and results of operations. Based on preliminary results of its valuation study, Mattel anticipates that the total impairment to be recognized as a result of the transitional goodwill impairment test will be approximately $400 million pretax, relating entirely to the Pleasant Company reporting unit.

   In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this statement will be effective at the beginning of fiscal 2003. Mattel is in the process of determining the impact of this statement on its financial results when effective.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and amends APB No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this statement will be effective in the first quarter of 2002. The adoption of this standard is not expected to have a significant impact on Mattel's consolidated financial position and results of operations.

   Emerging Issues Task Force ("EITF") Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, will be effective in the first quarter of 2002. This issue addresses (i) recognition, measurement, and income statement classification for sales incentives offered by a vendor without charge to a customer as a result of a single exchange transaction or as a result of attaining a specified cumulative level of transactions and (ii) whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or cost. The following table presents the quarterly and full year restated balances, excluding charges, resulting from the implementation of EITF No. 01-09 (in millions):

                                First   Second    Third     Fourth     Full
                               Quarter  Quarter  Quarter   Quarter     Year
                               -------  -------  --------  --------  --------
Year Ended December 31, 2001
Net sales..................... $715.2   $836.2   $1,575.3  $1,561.2  $4,687.9
Gross profit..................  316.6    367.6      745.5     747.4   2,177.1
% of net sales................   44.3%    44.0%      47.3%     47.9%     46.4%
Advertising and promotion
 expenses.....................   79.4     84.9      174.9     204.0     543.2
Year Ended December 31, 2000
Net sales..................... $679.6   $803.0   $1,549.6  $1,533.3  $4,565.5
Gross profit..................  299.9    348.3      703.7     719.9   2,071.8
% of net sales................   44.1%    43.4%      45.4%     47.0%     45.4%
Advertising and promotion
 expenses.....................   76.8     83.0      186.5     227.2     573.5
Year Ended December 31, 1999
Net sales..................... $676.0   $791.5   $1,557.4  $1,477.8  $4,502.7
Gross profit..................  300.1    343.4      744.5     679.2   2,067.2
% of net sales................   44.4%    43.4%      47.8%     46.0%     45.9%
Advertising and promotion
 expenses.....................   75.9     80.6      185.3     227.9     569.7

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Risk Management

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

   As of December 31, 2001, Mattel translated its Argentina peso denominated financial statements using the free floating market exchange rate as of January 11, 2002, of 1.6 pesos to the dollar. This translation did not have a significant impact on Mattel's results of operations in 2001 and management believes that the devaluation will have minimal impact to its results of operations in 2002.

   Mattel entered into a cross currency interest rate swap to convert the interest rate and principal amount from Euros to US dollars on its 200 million Euro Notes due July 2002. Interest is payable annually at the rate of Euro 6.625%. The weighted average interest rate after the swap is 9.0% in US dollars.

   Mattel's foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2001 are shown in the following table. All contracts are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah, Thai baht, Brazilian real and Venezuelan bolivar contracts that are maintained by entities with either a rupiah, baht, real or bolivar functional currency.

                                    Buy                        Sell
                         -------------------------- --------------------------
                                  Weighted                   Weighted
                                  Average                    Average
(In thousands of US      Contract Contract   Fair   Contract Contract   Fair
dollars)                  Amount    Rate    Value    Amount    Rate    Value
-------------------      -------- -------- -------- -------- -------- --------
Euro*................... $128,041    0.88  $128,775 $346,861   0.90   $341,164
British pounds
 sterling*..............                               5,159   1.45      5,144
Canadian dollar*........    4,375    0.63     4,399   31,478   0.65     30,646
Japanese yen............    4,045     128     3,966
Australian dollar*......    3,045    0.51     3,064    9,941   0.52      9,659
Swiss franc.............    3,052    1.69     3,083
Indonesian rupiah.......   27,300  11,219    28,197
New Zealand dollar*.....                                 619   0.42        607
Venezuelan bolivar......                               2,000    761      1,968
Singapore dollar........                               2,873   1.83      2,843
Hong Kong dollar........   30,282    7.81    30,315
Brazilian real..........   27,206    2.66    24,801
Polish zloty............                               2,091   3.97      2,211
Taiwanese dollar........                               3,352  34.87      3,326
Thai baht...............    3,970   44.49     3,938
                         --------          -------- --------          --------
                         $231,316          $230,538 $404,374          $397,568
                         ========          ======== ========          ========

* The currencies for these contracts are quoted in US dollar per local currency

   For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of year end 2001. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of year end 2001. The differences between the fair value and the contract amounts are expected to be fully offset by foreign currency exchange gains and losses on the underlying hedged transactions.

   In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pounds sterling for the purchase of Euros. As of December 31, 2001, these contracts had a notional amount of $79.5 million and a fair value of $80.7 million.

   Had Mattel not entered into hedges to limit the effect of exchange rate fluctuations on results of operations and cash flows, pre-tax income would have been reduced by approximately $10 million, $35 million, and $16 million for 2001, 2000 and 1999, respectively.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

   Mattel adopted SFAS No. 133 on January 1, 2001. Mattel recorded a one-time charge of approximately $12 million, net of tax, in the consolidated statements of operations for the quarter ended March 31, 2001, for the transition adjustment related to the adoption of SFAS No. 133.

Interest Rate Sensitivity

   An assumed 50 basis point movement in interest rates affecting Mattel's variable rate borrowings would have had an immaterial impact on its 2001 results of operations.

Item 8. Financial Statements and Supplementary Data

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Mattel, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 74 present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 74 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Mattel's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
January 30, 2002

                         MATTEL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
                                                             (In thousands)
ASSETS
------
Current Assets
  Cash and short term investments........................ $  616,604 $  232,389
  Accounts receivable, less allowances of $55.9 million
   at December 31, 2001 and $24.6 million at December 31,
   2000..................................................    696,572    839,567
  Inventories............................................    487,505    489,742
  Prepaid expenses and other current assets..............    291,915    189,799
                                                          ---------- ----------
    Total current assets.................................  2,092,596  1,751,497
                                                          ---------- ----------
Property, Plant and Equipment
  Land...................................................     33,273     32,793
  Buildings..............................................    267,719    257,430
  Machinery and equipment................................    616,609    564,244
  Capitalized leases.....................................     23,271     23,271
  Leasehold improvements.................................     81,628     74,988
                                                          ---------- ----------
                                                           1,022,500    952,726
    Less: accumulated depreciation.......................    550,073    472,986
                                                          ---------- ----------
                                                             472,427    479,740
  Tools, dies and molds, net.............................    154,295    168,092
                                                          ---------- ----------
    Property, plant and equipment, net...................    626,722    647,832
                                                          ---------- ----------
Other Noncurrent Assets
  Intangibles, net.......................................  1,109,910  1,136,857
  Other assets...........................................    711,333    765,671
  Net investment in discontinued operations..............        --      11,540
                                                          ---------- ----------
                                                          $4,540,561 $4,313,397
                                                          ========== ==========

                         MATTEL, INC. AND SUBSIDIARIES

                                                            December 31,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
                                                        (In thousands, except
                                                             share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Short-term borrowings................................ $   38,108  $  226,403
  Current portion of long-term debt....................    210,090      32,723
  Accounts payable.....................................    334,247     338,966
  Accrued liabilities..................................    774,743     703,382
  Income taxes payable.................................    239,793     200,933
                                                        ----------  ----------
    Total current liabilities..........................  1,596,981   1,502,407
                                                        ----------  ----------
Long-Term Liabilities
  Long-term debt.......................................  1,020,919   1,242,396
  Other................................................    184,203     165,496
                                                        ----------  ----------
    Total long-term liabilities........................  1,205,122   1,407,892
                                                        ----------  ----------
Stockholders' Equity
  Special voting preferred stock $1.00 par value,
   $10.00 liquidation preference per share, one share
   authorized, issued and outstanding, representing the
   voting rights of 1.1 million and 1.9 million
   outstanding exchangeable shares in 2001 and 2000,
   respectively........................................        --          --
  Common stock $1.00 par value, 1.0 billion shares
   authorized; 436.3 million shares and 435.6 million
   shares issued in 2001 and 2000, respectively........    436,307     435,560
  Additional paid-in capital...........................  1,638,993   1,706,614
  Treasury stock at cost; 5.4 million shares and 9.6
   million shares in 2001 and 2000, respectively.......   (161,944)   (288,622)
  Retained earnings (accumulated deficit)..............    132,900    (144,417)
  Accumulated other comprehensive loss.................   (307,798)   (306,037)
                                                        ----------  ----------
    Total stockholders' equity.........................  1,738,458   1,403,098
                                                        ----------  ----------
                                                        $4,540,561  $4,313,397
                                                        ==========  ==========


        The accompanying notes are an integral part of these statements.

            Commitments and Contingencies (See accompanying notes.)

                         MATTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Year
                                            ----------------------------------
                                               2001        2000        1999
                                            ----------  ----------  ----------
                                            (In thousands, except per share
                                                        amounts)
Net Sales.................................  $4,804,062  $4,669,942  $4,595,490
Cost of sales.............................   2,537,178   2,569,157   2,413,469
                                            ----------  ----------  ----------
Gross Profit..............................   2,266,884   2,100,785   2,182,021
Advertising and promotion expenses........     661,504     685,877     684,519
Other selling and administrative
 expenses.................................     936,078     966,998     867,955
Restructuring and other charges...........      15,700      15,900     281,107
Amortization of intangibles...............      51,144      52,000      52,010
Interest expense..........................     155,132     152,979     131,609
Other expense (income), net...............      17,316       1,607      (5,343)
                                            ----------  ----------  ----------
Income From Continuing Operations Before
 Income Taxes.............................     430,010     225,424     170,164
Provision for income taxes................     119,090      55,247      61,777
                                            ----------  ----------  ----------
Income From Continuing Operations.........     310,920     170,177     108,387
Discontinued Operations (See Note 13)
Loss from discontinued operations.........         --     (601,146)   (190,760)
                                            ----------  ----------  ----------
Income (Loss) Before Cumulative Effect of
 Change in Accounting Principles..........     310,920    (430,969)    (82,373)
Cumulative effect of change in accounting
 principles, net of tax...................     (12,001)        --          --
                                            ----------  ----------  ----------
Net Income (Loss).........................     298,919    (430,969)    (82,373)
Preferred stock dividend requirements.....         --          --        3,980
                                            ----------  ----------  ----------
Net Income (Loss) Applicable to Common
 Shares...................................  $  298,919  $ (430,969) $  (86,353)
                                            ==========  ==========  ==========
Basic Income (Loss) Per Common Share
Income from continuing operations.........  $     0.72  $     0.40  $     0.25
Loss from discontinued operations.........         --        (1.41)      (0.46)
Cumulative effect of change in accounting
 principles...............................       (0.03)        --          --
                                            ----------  ----------  ----------
Net income (loss).........................  $     0.69  $    (1.01) $    (0.21)
                                            ==========  ==========  ==========
Weighted average number of common shares..     430,983     426,166     414,186
                                            ==========  ==========  ==========
Diluted Income (Loss) Per Common Share
Income from continuing operations.........  $     0.71  $     0.40  $     0.25
Loss from discontinued operations.........         --        (1.41)      (0.45)
Cumulative effect of change in accounting
 principles...............................       (0.03)        --          --
                                            ----------  ----------  ----------
Net income (loss).........................  $     0.68  $    (1.01) $    (0.20)
                                            ==========  ==========  ==========
Weighted average number of common and
 common equivalent shares.................     436,166     427,126     425,281
                                            ==========  ==========  ==========
Dividends Declared Per Common Share.......  $     0.05  $     0.27  $     0.35
                                            ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                         MATTEL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Year
                                                 -----------------------------
                                                   2001      2000       1999
                                                 --------  ---------  --------
                                                       (In thousands)
Cash Flows From Operating Activities:
Net income (loss)..............................  $298,919  $(430,969) $(82,373)
Deduct: loss from discontinued operations......       --    (601,146) (190,760)
                                                 --------  ---------  --------
Income from continuing operations..............   298,919    170,177   108,387
Adjustments to reconcile income from continuing
 operations to net cash flows from operating
 activities:
  Cumulative effect of change in accounting
   principles, net of tax......................    12,001        --        --
  Noncash derivative loss......................     5,532        --        --
  Noncash restructuring and other charges......     4,594     46,126    46,374
  Depreciation.................................   201,012    192,638   187,455
  Amortization.................................    61,496     63,751    58,555
Increase (decrease) from changes in assets and
 liabilities:
  Accounts receivable..........................   125,598    143,920  (125,891)
  Inventories..................................   (14,144)   (83,637)  118,703
  Prepaid expenses and other current assets....  (120,019)    (9,821)  (23,707)
  Accounts payable, accrued liabilities and
   income taxes payable........................   137,786     32,211    74,128
  Deferred income taxes........................    54,962      3,383    (7,151)
  Other, net...................................   (10,944)    (3,658)   (6,390)
                                                 --------  ---------  --------
Net cash flows from operating activities of
 continuing operations.........................   756,793    555,090   430,463
                                                 --------  ---------  --------
Cash Flows From Investing Activities:
Purchases of tools, dies and molds.............   (93,914)   (85,258) (107,017)
Purchases of other property, plant and
 equipment.....................................  (100,737)   (76,491)  (94,158)
Payment for businesses acquired................   (20,547)       --     (1,091)
Proceeds from sale of other property, plant and
 equipment.....................................     6,462      9,938    10,033
Investment in other long-term assets...........       --        (877)  (48,398)
Other, net.....................................    15,548      1,462      (612)
                                                 --------  ---------  --------
Net cash flows used for investing activities of
 continuing operations.........................  (193,188)  (151,226) (241,243)
                                                 --------  ---------  --------
Cash Flows From Financing Activities:
Short-term borrowings, net.....................  (175,717)  (134,997)  244,595
Proceeds from issuance of long-term debt.......       --     390,710       --
Payments of long-term debt.....................   (31,261)  (100,000)  (30,254)
Exercise of stock options......................    53,516     25,189    51,207
Purchase of treasury stock.....................       --         --    (75,507)
Payment of dividends on common and preferred
 stock.........................................   (21,602)  (153,551) (125,673)
Other, net.....................................       --      (1,104)     (572)
                                                 --------  ---------  --------
Net cash flows (used for) from financing
 activities of continuing operations...........  (175,064)    26,247    63,796
                                                 --------  ---------  --------
Net Cash Used for Discontinued Operations (See
 Note 13)......................................      (542)  (444,173) (215,261)
Effect of Exchange Rate Changes on Cash........    (3,784)      (903)   (2,855)
                                                 --------  ---------  --------
Increase (Decrease) in Cash and Short-term
 Investments...................................   384,215    (14,965)   34,900
Cash and Short-term Investments at Beginning of
 Year..........................................   232,389    247,354   212,454
                                                 --------  ---------  --------
Cash and Short-term Investments at End of
 Year..........................................  $616,604  $ 232,389  $247,354
                                                 ========  =========  ========

        The accompanying notes are an integral part of these statements.

                         MATTEL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Retained    Accumulated    Total
                                             Additional                            Earnings       Other       Stock-
                          Preferred  Common   Paid-In    Treasury     Deferred   (Accumulated Comprehensive  holders'
                            Stock    Stock    Capital      Stock    Compensation   Deficit)   Income (Loss)   Equity
                          --------- -------- ----------  ---------  ------------ ------------ ------------- ----------
                                                                (In thousands)
Balance, December 31,
 1998...................    $ 780   $405,114 $1,845,222  $(495,347)   $(12,265)    $625,197     $(197,898)  $2,170,803
Comprehensive (loss):
 Net (loss).............                                                            (82,373)                   (82,373)
 Unrealized gain on
  securities:
   Unrealized holding
    gains...............                                                                            3,184        3,184
   Less:
    reclassification
    adjustment for
    realized gains
    included in net
    (loss)..............                                                                          (11,143)     (11,143)
 Currency translation
  adjustments...........                                                                          (33,790)     (33,790)
                            -----   -------- ----------  ---------    --------     --------     ---------   ----------
Comprehensive (loss)....                                                            (82,373)      (41,749)    (124,122)
Conversion of Series A
 Preferred Stock........       (8)    18,000    (17,992)                                                           --
Redemption of Series C
 Preferred Stock........     (772)     6,382    (51,834)    46,224                                                 --
Purchase of treasury
 stock..................                                   (75,507)                                            (75,507)
Issuance of treasury
 stock..................                        (87,300)   134,977                                              47,677
Stock option exercises..               1,447     13,018                                                         14,465
Tax benefit of stock
 option exercises.......                         15,000                                                         15,000
Shares issued for
 acquisitions...........                 241      5,306                                                          5,547
Conversion of
 exchangeable shares....               2,342     (2,342)                                                           --
Shares issued under
 employee stock purchase
 plan...................                  37        719                                                            756
Tax adjustment related
 to 1987 quasi-
 reorganization.........                         33,400                                                         33,400
Exercise of warrants....                        (24,243)    27,828                                               3,585
Nonvested stock
 activity...............                                                12,265                                  12,265
Dividends declared on
 common stock...........                                                           (137,202)                  (137,202)
Dividends declared on
 preferred stock........                                                             (3,980)                    (3,980)
                            -----   -------- ----------  ---------    --------     --------     ---------   ----------
Balance, December 31,
 1999...................      --     433,563  1,728,954   (361,825)        --       401,642      (239,647)   1,962,687
Comprehensive (loss):
 Net (loss).............                                                           (430,969)                  (430,969)
 Unrealized (loss) on
  securities:
   Unrealized holding
    losses..............                                                                          (25,118)     (25,118)
   Less:
    reclassification
    adjustment for
    realized losses
    included in net
    (loss)..............                                                                           10,995       10,995
 Minimum pension
  liability
  adjustment............                                                                           (1,782)      (1,782)
 Currency translation
  adjustments...........                                                                          (50,485)     (50,485)
                            -----   -------- ----------  ---------    --------     --------     ---------   ----------
Comprehensive (loss)....                                                           (430,969)      (66,390)    (497,359)

                         MATTEL, INC. AND SUBSIDIARIES

                                                                                   Retained    Accumulated    Total
                                             Additional                            Earnings       Other       Stock-
                          Preferred  Common   Paid-In    Treasury     Deferred   (Accumulated Comprehensive  holders'
                            Stock    Stock    Capital      Stock    Compensation   Deficit)   Income (Loss)   Equity
                          --------- -------- ----------  ---------  ------------ ------------ ------------- ----------
                                                                (In thousands)
Issuance of treasury
 stock..................                        (48,035)    73,224                                              25,189
Tax benefit of stock
 option exercises.......                          2,300                                                          2,300
Tax benefit of prior
 year stock option
 exercises..............                         19,200                                                         19,200
Compensation cost
 related to
 stock option
 modifications..........                            382                                                            382
Conversion of
 exchangeable shares....               1,976     (1,976)                                                           --
Issuance of stock
 warrant................                          5,789                                                          5,789
Shares issued for
 Learning Company
 treasury stock.........                  21                   (21)                                                --
Dividends declared on
 common stock...........                                                           (115,090)                  (115,090)
                            ----    -------- ----------  ---------      ----       --------     ---------   ----------
Balance, December 31,
 2000...................     --      435,560  1,706,614   (288,622)      --        (144,417)     (306,037)   1,403,098
Comprehensive income:
 Net income.............                                                            298,919                    298,919
 Unrealized holding
  losses................                                                                             (186)        (186)
 Transition adjustment
  related to FAS 133....                                                                           14,127       14,127
 Net gain on derivative
  instruments...........                                                                            1,412        1,412
 Minimum pension
  liability adjustment..                                                                           (2,518)      (2,518)
 Currency translation
  adjustments...........                                                                          (14,596)     (14,596)
                            ----    -------- ----------  ---------      ----       --------     ---------   ----------
Comprehensive income....                                                            298,919        (1,761)     297,158
Issuance of treasury
 stock..................                        (73,162)   126,678                                              53,516
Tax benefit of stock
 option exercises.......                          6,000                                                          6,000
Compensation cost
 related to stock option
 modifications..........                            288                                                            288
Conversion of
 exchangeable shares....                 747       (747)                                                           --
Dividends declared on
 common stock...........                                                            (21,602)                   (21,602)
                            ----    -------- ----------  ---------      ----       --------     ---------   ----------
Balance, December 31,
 2001...................    $--     $436,307 $1,638,993  $(161,944)     $--        $132,900     $(307,798)  $1,738,458
                            ====    ======== ==========  =========      ====       ========     =========   ==========

        The accompanying notes are an integral part of these statements.

Note 1--Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Preparation

   The consolidated financial statements include the accounts of Mattel, Inc. and its subsidiaries ("Mattel"). All significant intercompany accounts and transactions have been eliminated in consolidation, and certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentation. Investments in joint ventures and other companies are accounted for by the equity method or cost basis, depending upon the level of the investment and/or Mattel's ability to exercise influence over operating and financial policies.

   Financial data for 1998 and 1999 reflect the retroactive effect of the merger, accounted for as a pooling of interests, with The Learning Company, Inc. ("Learning Company") in May 1999. As more fully described in Note 13, the Consumer Software segment, which was comprised primarily of Learning Company, was reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements were reclassified to segregate the net investment in, and the liabilities and operating results of the Consumer Software segment.

   Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

   Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal year-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

   Gains and losses from unhedged foreign currency transactions resulting from receivables and payables that are denominated in a currency other than the applicable functional currency are recognized in the results of operations in the period in which the exchange rate changes. For the year ended 2001, transaction losses included in other expense (income), net totaled approximately $9 million, while in 2000 and 1999, transaction gains totaled approximately $3 million and $7 million, respectively.

Cash and Short-Term Investments

   Cash includes cash equivalents, which are highly liquid investments with maturities of three months or less when purchased.

Marketable Securities

   Marketable securities are comprised of investments in publicly-traded securities, classified as available-for-sale, and are recorded at market value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) within stockholders' equity until realized.

Inventories

   Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property, Plant and Equipment

   Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies and molds are amortized using the straight-line method over 3 years.

Intangibles and Long-Lived Assets

   Intangible assets consist of the excess of purchase price over the fair value of net assets acquired in purchase acquisitions, and the cost of acquired patents and trademarks. Intangible assets are amortized using the straight-line method over periods ranging from 2 to 40 years. Substantially all goodwill is amortized over 20 to 40 years. Accumulated amortization was $383.3 million and $332.2 million as of December 31, 2001 and 2000, respectively.

   The carrying value of fixed and intangible assets is periodically reviewed to identify and assess any impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets.

   In July 2001, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which supercedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. This statement requires that all business combinations be accounted for by the purchase method and establishes specific criteria for the recognition of intangible assets separately from goodwill. The statement also requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of the statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this statement will be effective in the first quarter of 2002.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. The statement also provides specific guidance on testing goodwill and intangible assets for impairment. SFAS No. 142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized; (ii) impairment will be measured using various valuation techniques based on discounted cash flow; (iii) goodwill will be tested for impairment at least annually at the reporting unit level; (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and
(v) intangible assets with finite lives will be amortized over their useful lives. Goodwill and intangible assets acquired after June 30, 2001 are subject to the provisions of this statement. All provisions of this statement will become effective in the first quarter of 2002. Mattel's goodwill amortization was approximately $46 million of the total $51.1 million in amortization of intangibles recorded in 2001. Mattel is in the process of evaluating the potential impact that the adoption of SFAS No. 142 will have on its consolidated financial position and results of operations. Based on preliminary results of its valuation study, Mattel anticipates that the total impairment to be recognized as a result of the transitional goodwill impairment test will be approximately $400 million pre-tax, relating entirely to the Pleasant Company reporting unit.

Revenue Recognition

   Revenue from the sale of toy products is recognized upon shipment or upon receipt of products by the customer, depending on customer terms. Accruals for customer discounts and rebates, and defective returns are recorded as the related revenues are recognized.

Advertising and Promotion Costs

   Costs of media advertising are expensed the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of catalog production and mailing costs that are generally amortized within three months from the date catalogs are mailed. Advertising costs associated with customer benefit programs are accrued as the related revenues are recognized.

   Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, will be effective in the first quarter of 2002. This issue addresses (i) recognition, measurement, and income statement classification for sales incentives offered by a vendor without charge to a customer as a result of a single exchange transaction or as a result of attaining a specified cumulative level of transactions and (ii) whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or cost. The implementation of this issue results in reclassification of approximately $116 million, $104 million and $93 million from advertising and promotion expense to sales adjustments for the years ended 2001, 2000 and 1999, respectively, which will reduce net sales by a corresponding amount. The restatement will also result in a reclassification of approximately $2 million, $3 million and $22 million from advertising and promotion expense to cost of sales for the years ended 2001, 2000 and 1999, respectively.

Research and Development Costs

   Research and development costs are charged to expense when incurred.

Stock-Based Compensation

   Mattel has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the results of operations for nonqualified stock options granted under Mattel's plans as such options are granted at not less than the quoted market price of Mattel's common stock on the date of grant.

Income Taxes

   Mattel accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

Income and Dividends Per Common Share

   Share and per share data for 1999 presented in these financial statements reflect the retroactive effect of the May 1999 Learning Company merger.

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

   A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the years ended December 31 follows (in thousands):

                                      2001             2000             1999
                                ---------------- ---------------- -----------------
                                Earnings Shares  Earnings Shares  Earnings  Shares
                                -------- ------- -------- ------- --------  -------
Income from continuing
 operations...................  $310,920         $170,177         $108,387
Less: preferred stock dividend
 requirements.................        --               --           (3,980)
                                --------         --------         --------
Earnings available to common
 stockholders.................  $310,920 430,983 $170,177 426,166 $104,407  414,186
Dilutive securities:
  Dilutive stock options......             4,765              960             3,920
  Warrants....................               418               --               665
  Preferred stock.............                --               --             6,510
                                -------- ------- -------- ------- --------  -------
Diluted earnings available to
 common stockholders..........  $310,920 436,166 $170,177 427,126 $104,407  425,281
                                ======== ======= ======== ======= ========  =======

   Premium price stock options totaling 15.2 million and other nonqualified stock options totaling 13.8 million were excluded from the calculation of diluted earnings per share in 2001 because they were anti-dilutive. Premium price stock options totaling 16.3 million and other nonqualified stock options totaling 25.6 million were excluded from the calculation of diluted earnings per share in 2000 because they were anti-dilutive. Premium price stock options totaling 16.9 million, other nonqualified stock options totaling 23.2 million, convertible debt, and Series C preferred stock were excluded from the calculation of diluted earnings per share in 1999 because they were anti-dilutive. Warrants of 3.0 million shares were excluded from the calculation of diluted earnings per share in 2001, 2000 and 1999 because they were anti-dilutive.

Derivative Instruments

   Mattel uses foreign currency forward exchange and option contracts as cash flow hedges to hedge its forecasted purchases and sales of inventory denominated in foreign currencies. Mattel uses fair value hedges to hedge intercompany loans and management fees and marketable securities denominated in foreign currencies. Mattel also entered into a cross currency interest rate swap to convert the interest and principal amounts from Euros to US dollars on its 200 million Euro Notes due 2002.

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

   Changes in fair value of Mattel's cash flow derivatives are deferred and recorded as part of accumulated other comprehensive income (loss) in stockholders' equity until the underlying transaction is settled. Upon settlement, any gain or loss resulting from the derivative is recorded in Mattel's results of operations. In the event that an anticipated transaction is no longer likely to occur, Mattel recognizes the change in fair value of the derivative in its results of operations currently. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for its fair value hedges for intercompany loans and management fees. Changes in the fair value of these derivatives are recorded in Mattel's results of operations currently.

   As a result of adopting SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Mattel recorded a one-time transition adjustment of $12.0 million, net of tax, (or $0.03 per share) as the cumulative effect of change in accounting principles related to unrealized losses on the CyberPatrol securities that had been previously deferred in accumulated other comprehensive income (loss). Mattel also recorded a one-time transition adjustment of $2.1 million in accumulated other comprehensive income (loss) related to unrealized gains on derivative instruments.

New Accounting Pronouncements

   In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this statement will be effective at the beginning of fiscal 2003. Mattel is in the process of determining the impact of this standard on its financial results when effective.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and amends APB No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this statement will be effective the first quarter of 2002. The adoption of this statement is not expected to have a significant impact on Mattel's consolidated financial position and results of operations.

Note 2--Income Taxes

   Consolidated income from continuing operations before income taxes consists of the following (in thousands):

                                                         For the Year
                                                 ------------------------------
                                                   2001      2000       1999
                                                 --------- ---------  ---------
US operations................................... $  29,431 $(140,747) $(126,675)
Foreign operations..............................   400,579   366,171    296,839
                                                 --------- ---------  ---------
                                                 $ 430,010 $ 225,424  $ 170,164
                                                 ========= =========  =========

   The provision for current and deferred income taxes consists of the following (in thousands):

                                                            For the Year
                                                      -------------------------
                                                        2001    2000     1999
                                                      -------- -------  -------
Current
  Federal............................................ $ 28,748 $ 2,860  $ 9,816
  State..............................................    4,700   3,500    7,400
  Foreign............................................   75,786  52,900   58,150
                                                      -------- -------  -------
                                                       109,234  59,260   75,366
                                                      -------- -------  -------
Deferred
  Federal............................................      787  (9,890) (30,109)
  State..............................................    5,500 (13,400)   3,420
  Foreign............................................    3,569  19,277   13,100
                                                      -------- -------  -------
                                                         9,856  (4,013) (13,589)
                                                      -------- -------  -------
Total provision for income taxes..................... $119,090 $55,247  $61,777
                                                      ======== =======  =======

   Deferred income taxes are provided principally for net operating loss carryforwards, research and development expenses, certain reserves, depreciation, employee compensation-related expenses, and certain other expenses that are recognized in different years for financial statement and income tax purposes. Mattel's deferred income tax assets (liabilities) are comprised of the following (in thousands):

                                                             As of Year End
                                                           --------------------
                                                             2001       2000
                                                           ---------  ---------
Operating loss and tax credit carryforwards............... $ 725,709  $ 797,216
Excess of tax basis over book basis.......................   130,077     21,841
Sales allowances and inventory reserves...................    89,834     75,785
Deferred compensation.....................................    43,397     45,371
Restructuring and other charges...........................    11,690     27,210
Postretirement benefits...................................    12,360     12,440
Other.....................................................    30,535     31,640
                                                           ---------  ---------
  Gross deferred income tax assets........................ 1,043,602  1,011,503
                                                           ---------  ---------
Deferred intangible assets................................   (49,939)   (40,374)
Excess of book basis over tax basis.......................   (30,249)    (3,320)
Retirement benefits.......................................   (27,716)   (20,872)
Other.....................................................   (26,810)   (38,637)
                                                           ---------  ---------
  Gross deferred income tax liabilities...................  (134,714)  (103,203)
Deferred income tax asset valuation allowances............  (374,448)  (364,004)
                                                           ---------  ---------
Net deferred income tax assets............................ $ 534,440  $ 544,296
                                                           =========  =========

   Management considered all available evidence and determined that a valuation allowance of $374.4 million was required as of December 31, 2001, for certain tax credit, net operating loss, and capital loss carryforwards that would likely expire prior to their utilization. Management believes that it is more likely than not that Mattel will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of the remaining net deferred tax assets of $534.4 million.

   Differences between the provision for income taxes for continuing operations at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows (in thousands):

                                                          For the Year
                                                    --------------------------
                                                      2001     2000     1999
                                                    --------  -------  -------
Provision at federal statutory rates............... $150,504  $78,898  $59,557
Increase (decrease) resulting from:
  Losses without income tax benefit................   13,623   12,777   21,170
  Foreign earnings taxed at different rates,
   including withholding taxes.....................  (37,774) (37,167) (62,488)
  State and local taxes, net of federal benefit....    6,630   (6,435)   6,165
  Non-deductible amortization and restructuring
   charges.........................................    2,092    2,093   25,986
  Other............................................  (15,985)   5,081   11,387
                                                    --------  -------  -------
Total provision for income taxes................... $119,090  $55,247  $61,777
                                                    ========  =======  =======

   Appropriate US and foreign income taxes have been provided for on earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to permanently invest and upon which no deferred US income taxes have been provided is $1.9 billion at December 31, 2001. The additional US income tax on the unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits.

   As of December 31, 2001, Mattel has US net operating loss carryforwards totaling $889.6 million and credit carryforwards of $139.1 million for federal income tax purposes. The net operating loss carryforwards expire during the years 2002 to 2020, while $133.8 million of the tax credits expire during the years 2002 to 2020 with the remainder having no expiration date. Utilization of these loss and credit carryforwards is subject to annual limitations, and Mattel has established a valuation allowance for the carryforwards, which are not expected to be utilized.

   Certain foreign subsidiaries have net operating loss carryforwards totaling $210.2 million ($118.1 million with no expiration date, $78.8 million expiring during the years 2002 to 2006, and $13.3 million expiring after 2006).

   Generally accepted accounting principles require that tax benefits related to the exercise by employees of nonqualified stock options be credited to additional paid-in capital. In 2001, 2000 and 1999, nonqualified stock options exercised resulted in credits to additional paid-in capital totaling $6.0 million, $2.3 million and $15.0 million, respectively.

   The Internal Revenue Service has completed its examination of the Mattel, Inc. federal income tax returns through December 31, 1994 and is currently examining Mattel's federal income tax returns for fiscal years 1995 through 1997.

Note 3--Employee Benefits

   Mattel and certain of its subsidiaries have retirement plans covering substantially all employees of these companies. Expense related to these plans totaled $23.7 million, $31.6 million, and $18.6 million in 2001, 2000 and 1999, respectively. Expense for 2000 included $10.8 million for retirement benefits related to the departure of certain senior executives during the first quarter.

Pension Plans

   Mattel provides defined benefit pension plans, which satisfy the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). With the exception of the Fisher-Price Pension Plan, activity related to Mattel's pension plans, including those of foreign subsidiaries, was not significant during any year.

   The components of net pension income for the Fisher-Price Pension Plan, based upon a December valuation date for the years ended December 31, 2001, 2000 and 1999, are detailed below (in thousands):

                                                       For the Year Ended
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
Service cost........................................ $ 2,897  $ 2,609  $ 2,829
Interest cost.......................................  12,857   12,173   14,655
Expected return on plan assets...................... (22,939) (23,843) (27,237)
Amortization of:
  Unrecognized prior service cost...................     108      109       88
  Unrecognized net asset............................      --       --   (1,284)
Curtailment gain....................................    (700)      --       --
Plan amendment loss.................................   1,944       --    1,386
                                                     -------  -------  -------
Net pension income.................................. $(5,833) $(8,952) $(9,563)
                                                     =======  =======  =======

   Reconciliation of the funded status of Fisher-Price's domestic pension plan to the related prepaid asset included in the consolidated balance sheets is as follows (in thousands):

                                                                As of Year End
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
Funded status of the plan...................................... $37,699 $58,111
Unrecognized net loss (gain)...................................  22,764  (3,739)
Unrecognized prior service cost................................     863   1,121
                                                                ------- -------
Prepaid pension asset.......................................... $61,326 $55,493
                                                                ======= =======

   Reconciliation of the assets and liabilities of Fisher-Price's domestic pension plan are as follows (in thousands):

                                                              As of Year End
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
Change in Plan Assets
  Plan assets at fair value, beginning of year.............. $233,150  $222,793
  Actual return on plan assets..............................    9,631    18,391
  Benefits paid.............................................   (9,865)   (8,034)
                                                             --------  --------
  Plan assets at fair value, end of year.................... $232,916  $233,150
                                                             ========  ========
Change in Projected Benefit Obligation
  Projected benefit obligation, beginning of year........... $175,039  $157,392
  Service cost..............................................    2,897     2,609
  Interest cost.............................................   12,857    12,173
  Plan amendments...........................................    1,932        --
  Actuarial loss............................................   12,357    10,899
  Benefits paid.............................................   (9,865)   (8,034)
                                                             --------  --------
  Projected benefit obligation, end of year................. $195,217  $175,039
                                                             ========  ========

                                                                For the Year
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
Assumptions:
Weighted average discount rate................................  7.0%  7.5%  8.0%
Rate of future compensation increases.........................  4.0%  4.0%  4.0%
Long-term rate of return on plan assets....................... 10.0% 11.0% 11.0%

Other Retirement Plans

   Domestic employees are eligible to participate in 401(k) savings plans sponsored by Mattel or its subsidiaries, which are defined contribution plans satisfying ERISA requirements. Mattel makes company contributions in cash and allows participants to allocate both individual and company contributions to a balanced variety of investment funds. Furthermore, Mattel's plan limits a participant's allocation to the Mattel Stock Fund, which is fully invested in Mattel common stock, to 50% of the participants account balance. Mattel also maintains unfunded supplemental executive retirement plans that are nonqualified defined benefit plans covering certain key executives. For 2001, 2000 and 1999, the accumulated and vested benefit obligations and related expense of these plans were not significant.

Deferred Compensation and Excess Benefit Plans

   Mattel provides a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and employees to an excess benefit plan, earn various rates of return. The liability for these plans as of December 31, 2001 and 2000 was $36.8 million and $69.0 million, respectively. Mattel's contribution to these plans and the related administrative expense were not significant to the results of operations during any year.

   Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $57.8 million and $56.6 million as of December 31, 2001 and 2000, respectively, are held in an irrevocable rabbi trust which is included in other assets in the consolidated balance sheets.

Postretirement Benefits

   Fisher-Price has an unfunded postretirement health insurance plan covering certain eligible domestic employees hired prior to January 1, 1993. Details of the expense for the Fisher-Price plan recognized in the consolidated statements of operations are as follows (in thousands):

                                                               For the Year
                                                           --------------------
                                                            2001   2000   1999
                                                           ------ ------ ------
Service cost.............................................. $  273 $  201 $  224
Interest cost.............................................  2,808  2,886  2,531
Curtailment loss..........................................     76     --     --
Recognized net actuarial loss.............................    303    202     --
                                                           ------ ------ ------
Net postretirement benefit cost........................... $3,460 $3,289 $2,755
                                                           ====== ====== ======

   Amounts included in the consolidated balance sheets for this plan are as follows (in thousands):

                                                                As of Year End
                                                                ----------------
                                                                 2001     2000
                                                                -------  -------
Current retirees............................................... $34,758  $31,468
Fully eligible active employees................................   3,621    3,980
Other active employees.........................................   4,799    4,272
                                                                -------  -------
  Accumulated postretirement benefit obligation................  43,178   39,720
Unrecognized net actuarial loss................................ (12,974)  (9,105)
                                                                -------  -------
Accrued postretirement benefit liability....................... $30,204  $30,615
                                                                =======  =======

   Reconciliation of the liabilities of Fisher-Price's postretirement health insurance plan is as follows (in thousands):

                                                              As of Year End
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
Change in Accumulated Postretirement Benefit Obligation
  Accumulated postretirement benefit obligation, beginning of year...................................................... $39,720  $37,163
  Service cost...............................................     273      201
  Interest cost..............................................   2,808    2,886
  Actuarial loss.............................................   4,248    3,053
  Benefits paid, net of participant contributions............  (3,871)  (3,583)
                                                              -------  -------
  Accumulated postretirement benefit obligation, end of
   year...................................................... $43,178  $39,720
                                                              =======  =======

   The discount rates used in determining the accumulated postretirement benefit obligation were 7.0% for 2001, 7.5% for 2000 and 8.0% for 1999.

   For all participants, the health care cost trend rate for expected claim costs was assumed to be as follows:

                                                                   Pre-   Post-
   Year                                                             65     65
   ----                                                            -----  -----

   2002...........................................................  10.0%  12.0%
   2003...........................................................   9.0%  10.5%
   2004...........................................................   8.0%   9.0%
   2005...........................................................   7.0%   7.5%
   2006...........................................................   6.0%   6.0%
   2007 and thereafter............................................   5.5%   5.5%

   A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the accumulated postretirement benefit obligation as of December 31, 2001 by $4.7 million and $(4.0) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for the year ended December 31, 2001 by $0.3 million and $(0.3) million, respectively.

   Domestic employees of Mattel participate in a contributory postretirement benefit plan. The ongoing costs and obligations associated with the Mattel, Inc. plan are not significant to the financial position and results of operations during any year.

Incentive Awards

   Mattel has annual incentive compensation plans for officers and key employees based on Mattel's performance and subject to certain approvals of the Compensation/Options Committee of the board of directors. For 2001 and 2000, $36.2 million and $33.7 million, respectively, were charged to operating expense for awards under these plans. No expense was recorded in 1999 for awards under these plans.

   In November 2000, the Compensation/Options Committee of the board of directors approved the Long-Term Incentive Plan covering certain key executives of Mattel, Inc. for the performance period from August 15, 2000 through December 31, 2002. Awards are based upon the financial performance of Mattel during the performance period and are paid in the quarter following the end of the performance period. For 2001 and 2000, $4.9 million and $8.3 million, respectively, were charged to operating expense for this plan.

   In June 1999, the stockholders approved the Amended and Restated Mattel Long-Term Incentive Plan. The Compensation/Options Committee of the board of directors terminated this plan in November 2000, and no expense was recorded related to this plan.

   For 2001 and 2000, $11.1 million and $11.6 million, respectively, was charged to operating expense for costs related to the recruitment and retention of senior executives. For 1999, $22.0 million was charged to operating expense related to a special award. This special broad-based employee award was approved by Mattel's board of directors and was designed to provide a competitive compensation level to retain and motivate employees of Mattel.

Note 4--Seasonal Financing and Long-Term Debt

Seasonal Financing

   Mattel maintains and periodically amends or replaces an unsecured committed revolving credit agreement with a commercial bank group that is used as the primary source of financing the seasonal working capital requirements of its domestic and certain foreign subsidiaries. The agreement in effect during 2001 consisted of an unsecured committed revolving credit facility providing a total of $1.0 billion in seasonal financing available for advances and backup for the issuance of commercial paper (a five-year facility that expires in 2003). Interest was charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. Within this facility, up to $300.0 million is available for non-recourse sales of certain trade accounts receivable of Mattel to the commercial bank group providing the credit line. Such non-recourse sales are made pursuant to an arrangement whereby certain of Mattel's subsidiaries sell receivables to Mattel Factoring, Inc., which in turn sells those receivables to the commercial bank group. Mattel Factoring, Inc. is a separate special-purpose legal entity with its own assets and liabilities. In March 2002, Mattel amended and restated this facility into a $1.060 billion, 3-year facility that expires in 2005 with substantially similar terms and conditions. Additionally, during 2001, Mattel utilized a 364-day $400.0 million unsecured committed credit facility with essentially the same terms and conditions as the $1.0 billion revolving credit facility. Mattel has elected not to renew this facility when it expires in March 2002 since it believes that cash on hand at the beginning of 2002 and its $1.060 billion domestic unsecured committed revolving facility will be sufficient to meet its seasonal working capital requirements in 2002.

   Mattel also has a $200.0 million senior unsecured term loan that matures in July 2003. Interest is charged at various rates, ranging from a LIBOR-based rate to the bank reference rate (3.66% as of December 31, 2001). The unsecured credit facilities and term loan require Mattel to meet financial covenants for consolidated debt-to-capital and interest coverage. Mattel was in compliance with such covenants during 2001. In addition, Mattel avails itself of uncommitted domestic facilities provided by certain banks to issue short-term money market loans.

   To meet seasonal borrowing requirements of certain foreign subsidiaries, Mattel negotiates individual financing arrangements, generally with the same group of banks that provided credit in the prior year. Foreign credit lines total approximately $368 million, a portion of which is used to support letters of credit. Mattel expects to extend these credit lines throughout 2002 and believes available amounts will be adequate to meet its seasonal financing requirements. Mattel also enters into agreements with banks of its foreign subsidiaries for non-recourse sales of certain of its foreign subsidiary receivables. In fourth quarter 2001, Mattel entered into a securitization agreement to sell certain receivables of its French and German subsidiaries with one of its European banks.

   Information relating to Mattel's unsecured committed credit facilities, foreign credit lines and other short-term borrowings is summarized as follows (in thousands):

                                                     For the Year
                                           ----------------------------------
                                              2001        2000        1999
                                           ----------  ----------  ----------
Balance at end of year
  Domestic................................ $       --  $  178,017  $  293,744
  Foreign.................................     38,108      48,386      75,805
Maximum amount outstanding
  Domestic................................ $1,028,090  $1,320,000  $1,207,000
  Foreign.................................     64,158      85,905     117,000
Average borrowing
  Domestic................................ $  694,900  $  835,200  $  573,100
  Foreign.................................     43,168      79,561      40,000
Weighted average interest rate on average
 borrowing
  Domestic (computed daily)...............        4.6%        6.7%        5.5%
  Foreign (computed monthly)..............       17.5%       15.7%       33.0%

   Mattel's accounts receivable sold or anticipated, and therefore excluded from its consolidated balance sheets, is summarized as follows (in millions):

                                                                As of Year End
                                                               -----------------
                                                                2001   2000
                                                               ------ ------
Domestic factoring and anticipation........................... $261.5 $347.5
Foreign factoring.............................................  237.2  196.9
                                                               ------ ------
  Total factoring and anticipation............................ $498.7 $544.4
                                                               ====== ======

Long-Term Debt

   Mattel's long-term debt consists of the following (in thousands):

                                                          As of Year End
                                                     ---------------------------
                                                        2001        2000
                                                     ----------  ----------
Euro notes due 2002................................. $  177,900  $  190,710
Unsecured term loan due 2003........................    200,000     200,000
6% senior notes due 2003............................    150,000     150,000
6-1/8% senior notes due 2005........................    150,000     150,000
Medium-term notes...................................    510,000     540,500
10.15% mortgage note due 2005.......................     41,686      42,380
Other...............................................      1,423       1,529
                                                     ----------  ----------
                                                      1,231,009   1,275,119
  Less: current portion.............................   (210,090)    (32,723)
                                                     ----------  ----------
    Total long-term debt............................ $1,020,919  $1,242,396
                                                     ==========  ==========

   In 2000, Mattel completed an offering in Europe of Euro 200 million aggregate principal amount of notes due July 2002. Interest is payable annually at the rate of Euro 6.625%. Mattel entered into a cross currency interest rate swap to convert the interest and principal amounts from Euros to US dollars.

   Medium-term notes have maturity dates from 2002 through 2013 and bear interest at fixed rates from 6.50% to 8.55%.

   Mattel repaid its $100.0 million of 6-3/4% senior notes upon maturity in May 2000. Additionally, Mattel repaid $201.0 million of outstanding 5-1/2% senior convertible notes ("5-1/2% Notes") upon maturity in November 2000.

Scheduled Maturities

   The aggregate amounts of long-term debt maturing in the next five years are as follows (in thousands):

                                     Senior     MT    Mortgage
                                     Notes    Notes     Note   Other    Total
                                    -------- -------- -------- ------ ----------
2002............................... $177,900 $ 30,000 $   767  $1,423 $  210,090
2003...............................  350,000   30,000     849      --    380,849
2004...............................       --   50,000     939      --     50,939
2005...............................  150,000       --  39,131      --    189,131
2006...............................       --   50,000      --      --     50,000
Thereafter.........................       --  350,000      --      --    350,000
                                    -------- -------- -------  ------ ----------
  Total............................ $677,900 $510,000 $41,686  $1,423 $1,231,009
                                    ======== ======== =======  ====== ==========

Note 5--Stockholders' Equity

Preference Stock and Preference Share Purchase Rights

   Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding. There are 2.0 million shares of $0.01 par value preference stock designated as Series E Junior Participating Preference Stock in connection with a distribution of Preference Share Purchase Rights (the "Rights") to Mattel's common stockholders. The Rights expired on February 17, 2002.

Preferred Stock

   Mattel is authorized to issue 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

   Special Voting Preferred Stock and Related Exchangeable Shares

   Mattel is authorized to issue one share of $1.00 par value Special Voting Preferred Stock, which was issued in exchange for one share of Learning Company special voting stock in connection with the May 1999 merger. The par value and liquidation preference of the Special Voting Preferred Stock are $1.00 and $10.00 per share, respectively. The Special Voting Preferred Stock has a number of votes equal to 1.2 times the number of outstanding exchangeable shares of Softkey Software Products Inc. that are not owned by Mattel, its subsidiaries or any entity controlled by Mattel. The Special Voting Preferred Stock votes together with the holders of Mattel's common stock as a single class on all matters on which the holders of Mattel's common stock may vote. No dividends are paid on the Special Voting Preferred Stock. The Special Voting Preferred Stock will be redeemed for $10.00 on February 4, 2005, the redemption date for the exchangeable shares, unless the board of directors of Mattel's Canadian subsidiary, Softkey Software Products Inc., extends or accelerates the redemption date.

   As of December 31, 2001 and 2000, there were 935.1 thousand and 1.6 million outstanding exchangeable shares, respectively, that were not owned by Mattel, its subsidiaries or any entity controlled by Mattel. As a result of the May 1999 merger, each exchangeable share is convertible at the option of the holder, without additional payment, for the right to receive 1.2 shares of Mattel common stock until February 4, 2005. On that date, any exchangeable shares not previously converted will be redeemed at the current market price of Mattel's common stock multiplied by 1.2. The redemption price will be paid in the form of Mattel's common stock, plus cash equal to any unpaid dividends. The board of directors of Softkey Software Products Inc. may extend the automatic redemption date at its option and may accelerate the automatic redemption date if the number of outstanding exchangeable shares is less than 0.5 million. Holders of exchangeable shares are entitled to receive dividends declared on Mattel's common stock with respect to each exchangeable share multiplied by
1.2. Holders of exchangeable shares vote their shares through the Special Voting Preferred Stock at the rate of 1.2 votes per exchangeable share on all matters on which the holders of Mattel's common stock may vote.

   During 2001, 2000 and 1999, 622.5 thousand, 1.6 million and 1.9 million exchangeable shares, respectively, were converted by the holders into common stock at the rate of 1.2 common shares per exchangeable share.

   Series C Mandatorily Convertible Redeemable Preferred Stock ("Series C Preferred Stock")

   In 1999, all 771.9 thousand shares of Series C Preferred Stock outstanding (and the related depositary shares) were converted by the holders into 7.7 million shares of Mattel common stock pursuant to terms of the certificate of designations.

Stock Warrants

   In 2000, Mattel issued Warner Bros. Consumer Products a stock warrant to purchase 3.0 million shares of Mattel's common stock at an exercise price of $10.875 per share. This warrant expires on December 31, 2003. In 1996, Mattel issued Disney Enterprises, Inc. a warrant to purchase 3.0 million shares of Mattel's common stock at an exercise price of $27.375 per share. This warrant expires on October 2, 2002.

   The fair value of these warrants is being amortized as a component of royalty expense when the related properties are introduced over the period the related revenues are recognized. During 2001, 2000 and 1999, $8.0 million, $10.4 million and $5.6 million, respectively, was recognized in the results of operations related to these warrants.

   In 1999, holders exercised all remaining outstanding stock subscription warrants assumed in connection with previous mergers resulting in the issuance of 865.6 thousand common shares.

Common Stock Repurchase Plan

   Mattel's common stock repurchase plan, initiated in May 1990, provides for the repurchase of common shares to fund Mattel's stock option plans. The number of shares to be repurchased is authorized on an annual basis by the board of directors based upon anticipated reissuance needs. No shares were repurchased in 2001 and 2000 under this plan. During 1999, Mattel repurchased 4.0 million shares.

Dividends

   As part of its financial realignment plan, Mattel announced during the third quarter of 2000 a change in its dividend policy consisting of a reduction in the annual cash dividend from $0.36 per share to $0.05 per share. In 2001, a $0.05 per share dividend was declared by the board of directors in November and paid in December. During 2000 and 1999, dividends totaling $0.27 per share and $0.35 per share were declared, respectively. The payment of dividends on common stock is at the discretion of Mattel's board of directors and is subject to statutory and customary limitations.

Comprehensive Income (Loss)

   The changes in the components of other comprehensive income (loss) are as follows (in thousands):

                                                     For the Year Ended
                                                ------------------------------
                                                  2001      2000       1999
                                                --------  ---------  ---------
Income from continuing operations.............. $310,920  $ 170,177  $ 108,387
Loss from discontinued operations..............       --   (601,146)  (190,760)
Cumulative effect of change in accounting
 principles....................................  (12,001)        --         --
                                                --------  ---------  ---------
Net income (loss)..............................  298,919   (430,969)   (82,373)
Currency translation adjustments...............  (14,596)   (50,485)   (33,790)
Minimum pension liability adjustments..........   (2,518)    (1,782)        --
Net unrealized gain on derivative instruments:
  Unrealized gains.............................   13,997         --         --
  Reclassification adjustment for realized
   gains included in net income................  (10,459)        --         --
                                                --------  ---------  ---------
                                                   3,538         --         --
                                                --------  ---------  ---------
Net unrealized gains (losses) on securities:
  Unrealized holding gains (losses)............     (186)   (25,118)     3,184
  Reclassification adjustment for realized
   (gains) losses included in net income
   (loss)......................................   12,001     10,995    (11,143)
                                                --------  ---------  ---------
                                                  11,815    (14,123)    (7,959)
                                                --------  ---------  ---------
Comprehensive income (loss).................... $297,158  $(497,359) $(124,122)
                                                ========  =========  =========

   The components of accumulated other comprehensive loss are as follows (in thousands):

                                                            As of Year End
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
Currency translation adjustments......................... $(307,036) $(292,440)
Unrealized holding loss..................................        --    (11,815)
Minimum pension liability adjustment.....................    (4,300)    (1,782)
Net unrealized gain on derivative instruments............     3,538         --
                                                          ---------  ---------
                                                          $(307,798) $(306,037)
                                                          =========  =========

Note 6--Stock Compensation Plans

Mattel Stock Option Plans

   Under various plans, Mattel has the ability to grant incentive stock options, nonqualified stock options, stock appreciation rights, nonvested stock awards, and shares of common stock to officers, key employees, and other persons providing services to Mattel. In addition, nonqualified stock options are granted to members of Mattel's board of directors who are not employees of Mattel. Generally, options are exercisable contingent upon the grantees' continued employment with Mattel. Nonqualified stock options are granted at not less than 100% of the fair market value of Mattel's common stock on the date of grant. Options granted at market price usually expire within ten years from the date of grant and vest on a schedule determined by the Compensation/Options Committee of the board of directors, generally over four years. Options granted at above market price expire five or ten years from the date of grant and vest based on whether the exercise price is achieved by a specified date. Mattel's current stock option plans, the 1997, 1996 and 1999 plans, expire on December 31, 2002, 2005 and 2009, respectively. All outstanding awards under plans that previously expired continue to be exercisable under the terms of their respective grant agreements. The aggregate number of shares of common stock available for grant under the 1997, 1996 and 1999 plans cannot exceed 24.0 million, 50.0 million and 12.8 million shares, respectively.

   The following is a summary of stock option information and weighted average exercise prices for Mattel's stock option plans during the year (options in thousands):

                                     2001            2000           1999
                                 -------------- --------------- --------------
                                 Number  Price  Number   Price  Number  Price
                                 ------  ------ -------  ------ ------  ------
Outstanding at January 1........ 54,313  $25.70  49,152  $30.51 34,736  $36.16
  Options granted...............  5,651   15.05  17,900   11.01 21,628   21.91
  Options exercised............. (2,650)  12.33  (1,064)  10.79   (201)  20.93
  Options canceled.............. (4,841)  30.23 (11,675)  24.40 (7,011)  37.76
                                 ------         -------         ------
Outstanding at December 31...... 52,473  $24.82  54,313  $25.70 49,152  $30.51
                                 ======         =======         ======
Exercisable at December 31...... 38,958  $27.38  35,017  $29.41 10,813  $23.89
                                 ======         =======         ======
Available for grant at December
 31............................. 21,775          16,277         16,292
                                 ======         =======         ======

   The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for Mattel stock options outstanding as of December 31, 2001 (options in thousands):

                                                                      Options
                               Options Outstanding                  Exercisable
                         --------------------------------------   -------------------
Exercise Price Ranges    Number     Remaining Life     Price      Number     Price
---------------------    ------     --------------     ------     ------     ------
$ 7.52--$ 7.52                7          0.12          $ 7.52          7     $ 7.52
  8.41-- 10.38            6,630          7.93           10.37      2,908      10.36
 10.50-- 11.88            6,286          8.19           11.46      4,220      11.56
 12.00-- 14.86            9,260          8.18           14.29      4,553      13.88
 15.00-- 22.50            5,903          5.54           19.40      4,102      18.77
 24.00-- 25.75            6,783          4.84           25.31      6,775      25.31
 26.13-- 42.00            4,036          5.16           37.62      2,825      37.01
 42.31-- 42.31            6,833          1.03           42.31      6,833      42.31
 44.87-- 44.87            6,735          1.04           44.87      6,735      44.87
                         ------                                   ------
$ 7.52--$44.87           52,473          5.34          $24.82     38,958     $27.88
                         ======                                   ======

Learning Company Stock Option Plans

   Prior to the May 1999 merger, Learning Company and its subsidiaries had various incentive and nonqualified stock option plans that provided benefits for eligible employees and non-employee directors. Effective with the 1999 merger, each option outstanding under these plans was converted into an option to purchase 1.2 shares of Mattel common stock. The exercise price of such options was adjusted by dividing the Learning Company option price by 1.2. Other than options granted under some plans assumed by Learning Company in connection with acquisitions, all Learning Company stock options vested and became fully exercisable as a result of the 1999 merger.

   The following is a summary of stock option information and weighted average exercise prices for Learning Company's stock option plans during the year (options in thousands):

                                      2001           2000           1999
                                  -------------- -------------- --------------
                                  Number  Price  Number  Price  Number  Price
                                  ------  ------ ------  ------ ------  ------
Outstanding at January 1.........  2,674  $17.07 10,680  $16.19 17,626  $14.30
  Options granted................     --      --     --      --  1,415   21.12
  Options exercised.............. (1,565)  13.33 (1,372)   9.99 (5,278)  10.99
  Options canceled...............   (984)  24.23 (6,634)  17.13 (3,083)  15.94
                                  ------         ------         ------
Outstanding at December 31.......    125  $ 7.56  2,674  $17.07 10,680  $16.19
                                  ======         ======         ======
Exercisable at December 31.......    125  $ 7.56  2,674  $17.07  9,473  $15.41
                                  ======         ======         ======
Available for grant at December
 31..............................     --             --             --
                                  ======         ======         ======

   The exercise price for Learning Company stock options outstanding as of December 31, 2001 ranges from $4.54 per share to $16.15 per share, with a weighted average of $7.56 per share.

Compensation Cost

   Mattel adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized in the results of operations for nonqualified stock options granted under these plans. Had compensation cost for nonqualified stock options been determined based on their fair value at the date of grant consistent with the method of accounting prescribed by SFAS No. 123, Mattel's net income (loss) and earnings per share would have been adjusted as follows (amounts in millions except per share data):

                                                        For the Year Ended
                                                      ------------------------
                                                       2001    2000     1999
                                                      ------  -------  -------
Net income (loss)
  As reported........................................ $298.9  $(431.0) $ (82.4)
  Stock option plans.................................  (14.9)   (34.6)   (50.2)
                                                      ------  -------  -------
    Pro forma income (loss).......................... $284.0  $(465.6) $(132.6)
                                                      ======  =======  =======
Income (loss) per share
Basic
  As reported........................................ $ 0.69  $ (1.01) $ (0.21)
  Stock option plans.................................  (0.03)   (0.08)   (0.12)
                                                      ------  -------  -------
    Pro forma basic income (loss).................... $ 0.66  $ (1.09) $ (0.33)
                                                      ======  =======  =======
Diluted
  As reported........................................ $ 0.68  $ (1.01) $ (0.20)
  Stock option plans.................................  (0.03)   (0.08)   (0.12)
                                                      ------  -------  -------
    Pro forma diluted income (loss).................. $ 0.65  $ (1.09) $ (0.32)
                                                      ======  =======  =======

   The pro forma amounts shown above are not indicative of the pro forma effect in future years since the estimated fair value of options is amortized to expense over the vesting period, and the number of options granted varies from year to year.

   The fair value of Mattel options granted has been estimated using the Black-Scholes pricing model. The expected life of these options used in this calculation has been determined using historical exercise patterns. The following weighted average assumptions were used in determining fair value:

                                                            2001   2000   1999
                                                            -----  -----  -----
Options granted at market price
  Expected life (in years).................................  5.50   5.67   3.90
  Risk-free interest rate..................................  4.42%  5.03%  6.34%
  Volatility factor........................................ 16.76% 19.55% 18.46%
  Dividend yield...........................................  0.86%  0.83%  0.84%
Options granted at above market price
  Expected life (in years).................................    --  10.00   5.00
  Risk-free interest rate..................................    --   6.01%  5.16%
  Volatility factor........................................    --  45.63% 39.90%
  Dividend yield...........................................    --   3.40%  0.89%

   The weighted average fair value of Mattel options granted at market price during 2001, 2000 and 1999 were $3.52, $2.96 and $4.85, respectively. The weighted average fair value of Mattel options granted at above market price during 2000 and 1999 were $3.18 and $5.43, respectively.

   The fair value of Learning Company options granted prior to the 1999 merger was determined using the Black-Scholes pricing model, assuming an expected life of four years (using historical exercise patterns), a dividend yield of zero, a risk-free interest rate of 6.35%, and a volatility factor of 51.0%. The weighted average fair value of Learning Company options granted prior to the 1999 merger was $9.83.

Nonvested Stock

   Mattel awarded 685.5 thousand deferrable nonvested stock units to its chief executive officer pursuant to the terms of his employment contract. These units vest at a rate of 25% annually in 2000, 2001 and 2002, with the remaining units vesting in 2008. The aggregate fair market value of the nonvested stock units is being amortized to compensation expense over the vesting period. The amount charged to operating expense related to the vesting of these units was $1.6 million and $4.5 million in 2001 and 2000, respectively.

   Prior to the May 1999 merger, Learning Company maintained the 1990 Long-Term Equity Incentive Plan for certain senior executives. Under this plan, 0.8 million shares of nonvested stock were issued during 1998. At the time of the 1999 merger, the nonvested stock became fully vested as a result of change of control provisions and the remaining unamortized amount of $11.8 million was charged to results of continuing operations in 1999.

Employee Stock Purchase Plan

   In December 1997, Learning Company stockholders approved the 1997 Employee Stock Purchase Plan, which provided certain eligible employees with the opportunity to purchase shares of common stock at a price of 85% of the price listed on the New York Stock Exchange at various specified purchase dates. The plan met the criteria established in SFAS No. 123 for noncompensatory employee stock purchase plans, and therefore, no compensation expense was recorded in connection with this plan. During 1999, approximately 37 thousand shares were purchased by employees under this plan. As a result of the May 1999 merger, the 1997 Employee Stock Purchase Plan was terminated.

Note 7--Commitments and Contingencies

Leases

   Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2001 (in thousands):

                                                          Capitalized  Operating
                                                            Leases      Leases
                                                          -----------  ---------
2002.....................................................   $   300    $ 38,800
2003.....................................................       300      29,800
2004.....................................................       300      26,800
2005.....................................................       300      20,700
2006.....................................................       300      16,200
Thereafter...............................................     8,600      35,800
                                                            -------    --------
                                                            $10,100(a) $168,100
                                                            =======    ========

(a) Includes $7.9 million of imputed interest.

   Rental expense under operating leases amounted to $60.9 million, $60.8 million and $59.9 million for 2001, 2000 and 1999, respectively, net of sublease income of $0.9 million, $0.7 million and $0.6 million in 2001, 2000 and 1999, respectively.

Commitments

   In the normal course of business, Mattel enters into contractual arrangements to obtain and protect Mattel's right to create and market certain products, and for future purchases of goods and services to ensure availability and timely delivery. Such arrangements include royalty payments pursuant to licensing agreements and commitments for future inventory purchases. Certain of these commitments routinely contain provisions for guaranteed or minimum expenditures during the terms of the contracts. Current and future commitments for guaranteed payments reflect Mattel's focus on expanding its product lines through alliances with businesses in other industries.

   The largest commitment involves Mattel's agreement with Disney Enterprises, Inc., which expires in December 2004. This licensing agreement, which contains annual minimum royalty guarantees, permits Mattel to produce toys based on classic Disney characters such as Mickey Mouse(R), Winnie the Pooh(R) and the Disney Princesses, as well as any new infant and preschool toys based on film and television properties created by Disney.

   Licensing and related agreements provide for terms extending from 2002 through 2010 and contain provisions for future minimum payments as shown in the following table (in thousands):

                                                                        Minimum
                                                                        Payments
                                                                        --------
2002................................................................... $106,000
2003...................................................................   84,000
2004...................................................................   81,000
2005...................................................................   28,000
2006...................................................................   23,000
Thereafter.............................................................   57,000
                                                                        --------
                                                                        $379,000
                                                                        ========

   Royalty expense for 2001, 2000 and 1999 was $220.3 million, $258.8 million and $219.9 million, respectively.

   As of December 31, 2001, Mattel had outstanding commitments for 2002 purchases of inventory of approximately $121 million.

Insurance

   Mattel has a wholly-owned insurance subsidiary, Far West Insurance Company, Ltd. ("Far West"). The purpose of this subsidiary is to insure Mattel's workers' compensation, general and product liability, and automobile liability risks. Far West insures the first $0.5 million of the workers' compensation, general liability and automobile liability risks and the first $1.0 million of Mattel's product liability risks. Risks in excess of these amounts are reinsured by various insurance companies that have an "A" or better AM Best rating. Mattel's liabilities for unpaid and incurred but not reported claims at December 31, 2001 and 2000 were $22.7 million and $20.5 million, respectively, and were included in the consolidated balance sheets. Loss reserves are accrued based upon Mattel's estimates of the aggregate liability for claims incurred using a study prepared by an outside independent actuary.

Litigation

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

   In March 2000, these shareholder complaints were consolidated into two lead cases: Thurber v. Mattel, Inc. et al. (containing claims under (S)10(b) of the 1934 Securities Exchange Act ("Act")) and Dusek v. Mattel, Inc. et al (containing claims under (S)14(a) of the Act). In January 2001, the Court granted defendants' motions to dismiss both Thurber and Dusek, and gave plaintiffs leave to amend. In December 2001, the Court denied defendants' motions to dismiss the amended complaints in both Thurber and Dusek. In each case, the plaintiffs have asked for compensatory damages. Both Thurber and Dusek are currently pending in the United States District Court for the Central District of California.

   Other purported class action litigation has been brought against Mattel as successor to Learning Company and the former directors of Learning Company on behalf of former stockholders of Broderbund Software, Inc. who acquired shares of Learning Company in exchange for their Broderbund common stock in connection with the Learning Company-Broderbund merger on August 31, 1998. The consolidated complaint in In re Broderbund generally alleges that Learning Company misstated its financial results prior to the time it was acquired by Mattel. The defendants' motion to dismiss the complaint in In re Broderbund was granted in May 2001, and the case was dismissed. The In re Broderbund plaintiffs appealed the dismissal, and the case is currently pending before the Ninth Circuit Court of Appeals. The plaintiffs have asked for compensatory damages.

   Several stockholders have filed derivative complaints on behalf and for the benefit of Mattel, alleging, among other things, that Mattel's directors breached their fiduciary duties, wasted corporate assets, and grossly mismanaged Mattel in connection with Mattel's acquisition of Learning Company and its approval of severance packages to certain former executives. These derivative actions have been filed in the Court of Chancery in Delaware, in Los Angeles Superior Court in California, and in the United States District Court for the Central

District of California, and are all in a preliminary stage. The plaintiffs have asked for unspecified monetary damages. Plaintiffs filed an amended consolidated complaint in February 2002 in the California state court actions and defendants have filed a demurrer seeking dismissal of that action.

   Mattel believes that the actions are without merit and intends to defend them vigorously.

Environmental

   Fisher-Price

   Fisher-Price has executed a consent order with the State of New York to implement a groundwater remediation system at one of its former manufacturing plants. The execution of the consent order was in response to the New York State Department of Environmental Conservation Record of Decision issued in March 2000. The Department approved a conceptual work plan in March 2001, with work scheduled to begin in 2001. However, in response to concerns expressed by a number of nearby residents, the Department has requested that Mattel postpone implementation of the groundwater remediation plan until 2002 after the installation of a public water line to those residents is completed. The ultimate liability associated with this cleanup presently is estimated to be approximately $1.76 million, approximately $1.26 million of which has been incurred through December 31, 2001.

  Beaverton, Oregon

   Mattel previously operated a manufacturing facility on a leased property in Beaverton, Oregon that was acquired as part of the March 1997 merger with Tyco. In March 1998, samples of groundwater used by the facility for process water and drinking water disclosed elevated levels of certain chemicals, including trichloroethylene. Mattel immediately closed the water supply and self-reported the sample results to the Oregon Department of Environmental Quality and the Oregon Health Division. Mattel also implemented a community outreach program to employees, former employees and surrounding landowners.

   In November 1998, Mattel and another potentially responsible party entered into a consent order with the Oregon Department of Environmental Quality to conduct a remedial investigation/feasibility study at the property, to propose an interim remedial action measure, and to continue the community outreach program. Mattel has recorded pre-tax charges totaling $19.0 million for environmental remediation costs related to this property, based on the completion and approval of the remediation plan and feasibility study. Approximately $3 million has been incurred through December 31, 2001, largely related to attorney fees, consulting work and an employee medical screening program.

General

   Mattel is also involved in various other litigation and legal matters, including claims related to intellectual property, product liability and labor, which Mattel is addressing or defending in the ordinary course of business. Management believes that resolving such matters is not likely to have a material adverse effect on Mattel's business, financial condition or results of operations.

Note 8--Financial Instruments

Marketable Securities

   Marketable securities totaling $16.3 million were stated at fair value based on quoted market prices and were classified as securities available-for-sale as of December 31, 2000. These securities, which had a cost basis of $28.3 million as of December 31, 2000, were received by Mattel as part of the sale of CyberPatrol. Upon the adoption of SFAS No. 133 on January 1, 2001, Mattel recorded a one-time transition adjustment of $12.0 million, net of tax, (or $0.03 per share) as the cumulative effect of change in accounting principles related to unrealized losses on these securities that had been previously deferred in accumulated other comprehensive income (loss).

   Mattel entered into a derivative transaction designed to limit the impact of market fluctuations in the fair value of the stock on Mattel's results of operations. During the first quarter of 2001, Mattel recorded a pre-tax loss of $5.5 million in other expense, net related to the decrease in fair value of the derivative. In the second quarter of 2001, these securities were tendered for debt repayment under the derivative agreement at fair market value, at no gain or loss to Mattel.

Foreign Exchange Risk Management

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

   Mattel uses foreign currency forward exchange and option contracts as cash flow hedges, which generally have maturity dates of up to 18 months, to hedge its forecasted purchases and sales of inventory denominated in foreign currencies. Changes in fair value of Mattel's cash flow derivatives are deferred and recorded as part of accumulated other comprehensive income (loss) in stockholders' equity until the underlying transaction is settled. Upon settlement, any gain or loss resulting from the derivative is recorded in Mattel's results of operations. To minimize the risk of counterparty non-performance, Mattel executes its foreign currency forward exchange and option contracts with financial institutions believed to be credit-worthy, generally those that provide Mattel with its working capital lines of credit.

   Mattel entered into a cross currency interest rate swap to convert the interest and principal amounts from Euros to US dollars on its 200 million Euro Notes due 2002. The debt and related interest payable are marked-to-market as of each balance sheet date with the change in fair value of the derivative recorded in accumulated other comprehensive income (loss) within stockholders' equity until the loan and related interest are paid. The weighted average interest rate after the swap is 9.0% in US dollars.

   Mattel uses fair value hedges to hedge intercompany loans and management fees denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts. Changes in fair value of these derivatives are recorded in Mattel's results of operations currently.

   As a result of adopting SFAS No. 133, Mattel recorded a one-time transition adjustment of $2.1 million in comprehensive income (loss) related to unrealized gains on derivative instruments. During 2001, the ineffectiveness related to cash flow hedges was not significant. The net gain reclassified from accumulated other comprehensive income (loss) to Mattel's results of operations was $10.5 million. As of December 31, 2001, $3.5 million of net unrealized gains related to derivative instruments have been recorded in accumulated other comprehensive income (loss). Mattel expects to reclassify these unrealized gains from accumulated other comprehensive income (loss) to its results of operations over the life of the contracts, generally 18 months or less.

   As of year end, Mattel held the following foreign exchange risk management contracts (in thousands):

                                                  2001              2000
                                            ----------------- -----------------
                                            Notional Exposure Notional Exposure
                                             Amount   Hedged   Amount   Hedged
                                            -------- -------- -------- --------
Foreign exchange forwards.................. $715,175 $715,175 $569,173 $569,173
Cross-currency swaps.......................  190,710  190,710  190,710  190,710
                                            -------- -------- -------- --------
                                            $905,885 $905,885 $759,883 $759,883
                                            ======== ======== ======== ========

Fair Value of Financial Instruments

   Mattel's financial instruments included cash, cash equivalents, marketable securities, investments, accounts receivable and payable, short-term borrowings, long-term debt, and foreign currency contracts as of December 31, 2001 and 2000.

   The fair values of cash, cash equivalents, accounts receivable and payable, and short-term borrowings approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosure, determined based on broker quotes or rates for the same or similar instruments, and the related carrying amounts are as follows as of year end (in millions):

                                                  2001              2000
                                            ----------------- -----------------
                                              Book     Fair     Book     Fair
                                             Value    Value    Value    Value
                                            -------- -------- -------- --------
Long-term debt............................. $1,231.0 $1,206.5 $1,275.1 $1,170.9
Risk management contracts:
  Foreign exchange forwards................    715.2    708.8    569.2    566.6
                                            -------- -------- -------- --------
                                            $1,946.2 $1,915.3 $1,844.3 $1,737.5
                                            ======== ======== ======== ========

Credit Concentrations

   Credit is granted to customers on an unsecured basis, and generally provides for extended payment terms, which result in a substantial portion of trade receivables being collected during the latter half of the year. Mattel's three largest customers accounted for the following percentage of consolidated net sales and net accounts receivable:

                                                                  2001  2000  1999
                                                                  ----  ----  ----
Worldwide sales for the year ended...............................  50%   50%   43%
Accounts receivable as of December 31............................  28%   51%   43%

Note 9--Restructuring and Other Charges

2000 Financial Realignment Plan

   During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling and administrative expenses; operating profit; and cash flow. The plan will require a total pre-tax charge estimated at $250 million, or $170 million on an after-tax basis, of which approximately $100 million represents cash expenditures and $70 million represents non-cash writedowns. Through December 31, 2001, Mattel has recorded pre-tax charges totaling $175.4 million, or approximately $119 million on an after-tax basis, related to this plan. Of the total charge, $125.2 million (approximately $84 million after-taxes) was recorded in 2000 and $50.2 million (approximately $35 million after-taxes) was recorded in 2001. In accordance with generally accepted accounting principles, future pre-tax implementation costs of approximately $75 million have not been accrued as of December 31, 2001. Management expects these costs will be recorded over approximately the next two years.

   The following are the major initiatives included in the financial realignment plan:

  .  Reduce excess manufacturing capacity;

  . Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

  . Eiminate product lines that do not meet required levels of profitability;

  .  Improve supply chain performance and economics;

  . Eliminate positions at US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

  .  Close and consolidate certain international offices.

   In April 2001, as part of the financial realignment plan, Mattel announced the closure of its Murray, Kentucky manufacturing facility (the "North American Strategy"). Production from this facility will be consolidated into other Mattel-owned and operated facilities in North America with the final shutdown of Murray operations occurring in 2002. This action is one of the realignment measures taken to lower costs. Mattel believes this action was necessary in order to maintain a competitive cost structure in today's global marketplace.

   In 2000, Mattel recorded a $22.9 million pre-tax restructuring charge as part of the initial phase of the financial realignment plan. This charge, combined with a $7.0 million adjustment to the 1999 restructuring plan, resulted in $15.9 million of net pre-tax restructuring and other charges in 2000. The $22.9 million charge related to the elimination of positions at headquarters locations in El Segundo, Fisher-Price and Pleasant Company, closure of certain international offices, and consolidation of facilities. During 2001, Mattel recorded a $15.7 million pre-tax restructuring charge as part of the financial realignment plan, largely related to the North American Strategy. Total worldwide headcount reduction as a result of the restructuring is planned to be approximately 1,700 employees, of which approximately 1,100 are related to the North American Strategy. From inception through December 31, 2001, a total of approximately $19 million has been incurred related to the termination of nearly 980 employees, of which approximately 640 were terminated during 2001.

   The components of the restructuring charges are as follows (in millions):

                                            Balance                   Balance
                            2000   Amounts  Dec. 31,  2001   Amounts  Dec. 31,
                           Charges Incurred   2000   Charges Incurred   2001
                           ------- -------- -------- ------- -------- --------
Severance and other
 compensation.............   $19     $(3)     $16      $ 9     $(16)    $ 9
Asset writedowns..........     2      (2)      --
Lease termination costs...     1      --        1        2       (1)      2
Other.....................     1      --        1        5       (5)      1
                             ---     ---      ---      ---     ----     ---
  Total restructuring
   charge.................   $23     $(5)     $18      $16     $(22)    $12
                             ===     ===      ===      ===     ====     ===

1999 Restructuring and Other Charges

   During 1999, Mattel initiated a restructuring plan for its continuing operations and incurred certain other nonrecurring charges totaling $281.1 million, approximately $218 million after-tax. The 1999 restructuring plan was aimed at leveraging global resources in the areas of manufacturing, marketing and distribution, eliminating duplicative functions worldwide and achieving improved operating efficiencies. As of December 31, 2000, the restructuring activities provided for by this charge were complete and substantially all amounts previously accrued had been paid as of December 31, 2001.

   Other charges incurred in 1999 principally related to the 1998 recall of Mattel's Power Wheels(R) vehicles and environmental remediation costs related to a former manufacturing facility on a leased property in Beaverton, Oregon. The liability remaining related to these charges was approximately $22 million and $24 million at December 31, 2001 and 2000, respectively.

Note 10--Segment Information

   The tables below present information about segment revenues, operating profit and assets. Mattel's reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment is further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. The US Girls segment includes brands such as Barbie(R), Polly Pocket!(R), Diva Starz(TM), What's Her Face!(TM) and American Girl(R). The US Boys-Entertainment segment includes Hot Wheels(R), Matchbox(R), Hot Wheels(R) Electric Racing and Tyco(R) Radio Control (collectively "Wheels"), and Disney, Nickelodeon(R), Harry Potter(TM), Max Steel(TM) and games and puzzles (collectively "Entertainment") products. The US Infant & Preschool segment includes Fisher-Price(R), Disney preschool and plush, Power Wheels(R), Sesame Street(R) and other preschool products. The International segment sells products in all toy categories. Segment revenues do not include sales adjustments such as trade discounts and other allowances. However, such adjustments are included in the determination of segment income from operations. Segment income from operations represents income from continuing operations before interest expense and income taxes, while consolidated income from operations represents income from continuing operations before income taxes as reported in the consolidated statements of operations. The segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

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

                                                     For the Year
                                           ----------------------------------
                                              2001        2000        1999
                                           ----------  ----------  ----------
                                                    (In thousands)
Revenues
Domestic:
  US Girls................................ $1,402,549  $1,457,444  $1,325,273
  US Boys-Entertainment...................    768,005     753,149     786,578
  US Infant & Preschool...................  1,234,169   1,232,992   1,185,484
  Other...................................      8,878       6,484      28,187
                                           ----------  ----------  ----------
Total Domestic............................  3,413,601   3,450,069   3,325,522
International.............................  1,690,513   1,531,590   1,571,149
                                           ----------  ----------  ----------
                                            5,104,114   4,981,659   4,896,671
Sales adjustments.........................   (300,052)   (311,717)   (301,181)
                                           ----------  ----------  ----------
Net sales from continuing operations...... $4,804,062  $4,669,942  $4,595,490
                                           ==========  ==========  ==========
Operating Profit
Domestic:
  US Girls................................ $  355,319  $  361,670  $  331,187
  US Boys-Entertainment...................     78,644      56,627      76,773
  US Infant & Preschool...................    141,714     139,219     130,409
                                           ----------  ----------  ----------
Total Domestic............................    575,677     557,516     538,369
International.............................    184,351     146,776     182,043
                                           ----------  ----------  ----------
                                              760,028     704,292     720,412
Interest expense..........................   (155,132)   (152,979)   (131,609)
Corporate and other (a)...................   (174,886)   (325,889)   (418,639)
                                           ----------  ----------  ----------
Income from continuing operations before
 income taxes............................. $  430,010  $  225,424  $  170,164
                                           ==========  ==========  ==========

                                                         For the Year
                                               --------------------------------
                                                  2001       2000       1999
                                               ---------- ---------- ----------
                                                        (In thousands)
Depreciation/Amortization
Domestic:
  US Girls.................................... $   56,003 $   75,030 $   65,548
  US Boys-Entertainment.......................     37,046     30,189     31,158
  US Infant & Preschool.......................     45,206     45,978     44,855
                                               ---------- ---------- ----------
Total Domestic................................    138,255    151,197    141,561
International.................................     60,721     57,278     52,366
                                               ---------- ---------- ----------
                                                  198,976    208,475    193,927
Corporate and other...........................     63,532     47,914     52,083
                                               ---------- ---------- ----------
Depreciation and amortization from continuing
 operations................................... $  262,508 $  256,389 $  246,010
                                               ========== ========== ==========
                                                        As of Year End
                                               --------------------------------
                                                  2001       2000       1999
                                               ---------- ---------- ----------
                                                        (In thousands)
Assets
Domestic:
  US Girls (b)................................ $  236,104
  US Boys-Entertainment (b)...................    141,992
                                               ---------- ---------- ----------
                                                  378,096 $  429,829 $  536,235
  US Infant & Preschool.......................    250,603    254,748    280,237
                                               ---------- ---------- ----------
Total Domestic................................    628,699    684,577    816,472
International.................................    488,352    555,988    556,103
                                               ---------- ---------- ----------
                                                1,117,051  1,240,565  1,372,575
Corporate and other...........................     67,026     88,744     65,713
                                               ---------- ---------- ----------
Accounts receivable and inventories from
 continuing operations........................ $1,184,077 $1,329,309 $1,438,288
                                               ========== ========== ==========

(a) For the year ended December 31, 2001, corporate and other includes $50.2 million of charges related to the financial realignment plan (see Note 9) and a $5.5 million loss on derivative instruments. For the year ended December 31, 2000, corporate and other includes $125.2 million of charges related to the financial realignment plan, a $53.1 million charge related to the departure of certain senior executives, and an $8.4 million charge related to the losses realized on the disposition of a portion of the stock received as part of the sale of CyberPatrol, partially offset by a $7.0 million reversal of prior year restructuring charges. For the year ended December 31, 1999 corporate and other includes $281.1 million related to the 1999 restructuring plan and other charges (see Note 9).
(b) Asset information was not maintained by individual segment in 1999 and 2000.

   Mattel sells a broad variety of toy products, which are grouped into three major categories: Girls, Boys-Entertainment and Infant & Preschool. The table below presents worldwide revenues by category:

                                                       For the Year
                                             ----------------------------------
                                                2001        2000        1999
                                             ----------  ----------  ----------
                                                      (In thousands)
Girls....................................... $2,193,174  $2,130,174  $2,024,258
Boys-Entertainment..........................  1,269,142   1,195,811   1,200,130
Infant & Preschool..........................  1,621,292   1,636,278   1,633,855
Other.......................................     20,506      19,396      38,428
                                             ----------  ----------  ----------
                                              5,104,114   4,981,659   4,896,671
Sales adjustments...........................   (300,052)   (311,717)   (301,181)
                                             ----------  ----------  ----------
Net sales from continuing operations........ $4,804,062  $4,669,942  $4,595,490
                                             ==========  ==========  ==========

   The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include net property, plant and equipment, and goodwill.

                                                          For the Year
                                                --------------------------------
                                                   2001       2000       1999
                                                ---------- ---------- ----------
                                                         (In thousands)
Net Sales
United States.................................. $3,298,845 $3,312,162 $3,194,780
International..................................  1,505,217  1,357,780  1,400,710
                                                ---------- ---------- ----------
Consolidated total............................. $4,804,062 $4,669,942 $4,595,490
                                                ========== ========== ==========
                                                         As of Year End
                                                --------------------------------
                                                   2001       2000       1999
                                                ---------- ---------- ----------
                                                         (In thousands)
Long-Lived Assets
United States.................................. $1,134,991 $1,198,080 $1,242,786
International..................................    588,247    593,563    673,635
                                                ---------- ---------- ----------
                                                 1,723,238  1,791,643  1,916,421
Corporate and other............................    260,038    243,507    257,786
                                                ---------- ---------- ----------
Consolidated total............................. $1,983,276 $2,035,150 $2,174,207
                                                ========== ========== ==========

Note 11--Quarterly Financial Information (Unaudited)

                                        First     Second     Third      Fourth
                                       Quarter   Quarter    Quarter    Quarter
                                       --------  --------  ---------- ----------
                                           (In thousands, except per share
                                                      amounts)
Year Ended December 31, 2001
Net sales............................  $731,948  $854,266  $1,612,767 $1,605,081
Gross profit.........................   327,224   378,909     773,279    787,472
Advertising and promotion expenses...    96,898   103,366     212,885    248,355
Other selling and administrative
 expenses............................   205,319   214,303     230,264    286,192
Restructuring and other charges......        --    13,000          --      2,700
Other expense, net...................     6,483     2,737       2,258      5,838
Income (loss) from continuing
 operations before income taxes......   (29,230)   (6,792)    275,591    190,441
Income (loss) from continuing
 operations..........................   (22,038)   (4,855)    199,835    137,978
Cumulative effect of change in
 accounting principles...............   (12,001)       --          --         --
Net income (loss) applicable to
 common shares.......................   (34,039)   (4,855)    199,835    137,978
Basic income (loss) per common share:
  Income (loss) from continuing
   operations........................  $  (0.05) $  (0.01) $     0.46 $     0.32
  Cumulative effect of change in
   accounting principles.............     (0.03)       --          --         --
  Net income (loss)..................  $  (0.08) $  (0.01) $     0.46 $     0.32
  Weighted average number of common
   shares............................   429,936   430,909     431,250    431,813
Diluted income (loss) per common
 share:
  Income (loss) from continuing
   operations........................  $  (0.05) $  (0.01) $     0.46 $     0.31
  Cumulative effect of change in
   accounting principles.............     (0.03)       --          --         --
  Net income (loss)..................  $  (0.08) $  (0.01) $     0.46 $     0.31
  Weighted average number of common
   and common equivalent shares .....   429,936   430,909     436,316    437,505
Dividends declared per common share..  $     --  $     --  $       -- $     0.05
Common stock market price:
  High...............................  $  18.80  $  18.92  $    18.97 $    19.75
  Low................................     13.70     15.44       15.19      15.24

                                     First     Second     Third       Fourth
                                    Quarter   Quarter    Quarter     Quarter
                                    --------  --------  ----------  ----------
                                        (In thousands, except per share
                                                   amounts)
Year Ended December 31, 2000
Net sales.......................... $693,261  $817,797  $1,583,763  $1,575,121
Gross profit.......................  314,357   363,879     666,618     755,931
Advertising and promotion
 expenses..........................   91,287    98,586     225,209     270,795
Other selling and administrative
 expenses..........................  254,199   218,711     224,695     269,393
Restructuring and other charges....       --    (2,000)     17,900          --
Other (income) expense, net........   (6,373)   (9,026)      7,656       9,350
Income (loss) from continuing
 operations before income taxes ...  (61,644)    8,290     135,258     143,520
Income (loss) from continuing
 operations........................  (44,630)    6,005     103,694     105,108
Loss from discontinued operations
 (a)............................... (126,606)       --    (440,560)    (33,980)
Net income (loss) applicable to
 common shares..................... (171,236)    6,005    (336,866)     71,128
Basic income (loss) per common
 share:
  Income (loss) from continuing
   operations...................... $  (0.10) $   0.01  $     0.24  $     0.25
  Loss from discontinued operations
   (a).............................    (0.30)       --       (1.03)      (0.08)
  Net income (loss)................ $  (0.40) $   0.01  $    (0.79) $     0.17
  Weighted average number of common
   shares..........................  425,495   425,818     426,394     426,949
Diluted income (loss) per common
 share:
  Income (loss) from continuing
   operations...................... $  (0.10) $   0.01  $     0.24  $     0.25
  Loss from discontinued operations
   (a).............................    (0.30)       --       (1.03)      (0.08)
  Net income (loss)................ $  (0.40) $   0.01  $    (0.79) $     0.17
  Weighted average number of common
   and common equivalent shares ...  425,495   427,782     426,945     428,457
Dividends declared per common
 share............................. $   0.09  $   0.09  $     0.09  $       --
Common stock market price:
  High............................. $  13.75  $  15.00  $    13.81  $    14.44
  Low..............................     9.06     10.50        9.89       10.81

(a) As more fully described in Note 13 to the Consolidated Financial Statements, the Consumer Software segment, which was comprised primarily of Learning Company, was reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements were reclassified to segregate the net investment in, and the liabilities and operating results of the Consumer Software segment.

Note 12--Supplemental Financial Information

                                                            As of Year End
                                                         ---------------------
                                                            2001       2000
                                                         ---------- ----------
                                                            (In thousands)
Inventories include the following:
  Raw materials and work in process..................... $   34,922 $   34,357
  Finished goods........................................    452,583    455,385
                                                         ---------- ----------
                                                         $  487,505 $  489,742
                                                         ========== ==========
Prepaid expenses and other current assets include the
 following:
  Prepaid income taxes.................................. $   97,482 $   53,608
  Receivable collections deposits with banks............     64,269         --
  Other.................................................    130,164    136,191
                                                         ---------- ----------
                                                         $  291,915 $  189,799
                                                         ========== ==========
Intangibles, net include the following:
  Goodwill.............................................. $1,089,362 $1,111,106
  Other.................................................     20,548     25,751
                                                         ---------- ----------
                                                         $1,109,910 $1,136,857
                                                         ========== ==========
Other assets include the following:
  Deferred income taxes................................. $  464,689 $  515,210
  Other.................................................    246,644    250,461
                                                         ---------- ----------
                                                         $  711,333 $  765,671
                                                         ========== ==========
Short-term borrowings include the following:
  Notes payable......................................... $   38,108 $   68,386
  Commercial paper......................................         --    158,017
                                                         ---------- ----------
                                                         $   38,108 $  226,403
                                                         ========== ==========
Accrued liabilities include the following:
  Advertising and promotion............................. $  131,393 $  142,196
  Receivable collections due to banks...................    131,399         --
  Royalties.............................................    109,724    137,173
  Restructuring and other charges.......................     45,360     64,661
  Other.................................................    356,867    359,352
                                                         ---------- ----------
                                                         $  774,743 $  703,382
                                                         ========== ==========

                                                           For the Year
                                                    --------------------------
                                                      2001     2000     1999
                                                    -------- -------- --------
                                                          (In thousands)
Selling and administrative expenses include the
 following:
  Research and development......................... $175,629 $179,525 $171,537
  Bad debt expense.................................   57,746   18,280   19,050

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest......................................... $157,926 $168,591 $134,086
  Income taxes.....................................   61,438   44,839   81,345
Noncash investing and financing activities:
  Marketable securities tendered for debt
   repayment....................................... $ 10,144 $     -- $     --
  Liability for Pictionary(R) acquisition..........    8,419       --       --
  Receipt of marketable securities from sale of
   business........................................       --   42,167       --
  Issuance of stock warrant........................       --    5,789       --
  Common stock issued for acquisitions:
    Settlement of earn-out agreements..............       --       --    5,547

Note 13--Discontinued Operations

   In May 1999, Mattel completed its merger with Learning Company, pursuant to which Learning Company was merged with and into Mattel, with Mattel being the surviving corporation. Learning Company had been a leading publisher of consumer software for home personal computers, including educational, productivity and entertainment software. Each share of Learning Company Series A Preferred Stock was converted into 20 shares of Learning Company common stock immediately prior to the consummation of the merger. Pursuant to the merger agreement, each outstanding share of Learning Company common stock was then converted into 1.2 shares of Mattel common stock upon consummation of the merger. As a result, approximately 126 million Mattel common shares were issued in exchange for all shares of Learning Company common stock outstanding as of the merger date. The outstanding share of Learning Company special voting stock was converted into one share of Mattel Special Voting Preferred Stock. Each outstanding exchangeable share of Learning Company's Canadian subsidiary, Softkey Software Products Inc., remained outstanding, but upon consummation of the merger became exchangeable for 1.2 shares of Mattel common stock. This transaction was accounted for as a pooling of interests.

   On March 31, 2000, Mattel's board of directors resolved to dispose of its Consumer Software segment, which was comprised primarily of Learning Company. As a result of this decision, the Consumer Software segment was reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements were reclassified to segregate the net investment in, and the liabilities and operating results of the Consumer Software segment.

   On October 18, 2000, Mattel disposed of Learning Company to an affiliate of Gores Technology Group in return for a contractual right to receive future consideration based on income generated from its business operations and/or the net proceeds derived by the new company upon the sale of its assets or other liquidation events, or 20% of its enterprise value at the end of five years. In the fourth quarter of 2001, Mattel received proceeds totaling $10.0 million from Gores Technology Group as a result of liquidation events related to Gores Technology's sale of the entertainment and education divisions. Mattel also incurred additional costs of approximately $10 million in 2001 related to the wind down of the Consumer Software segment. Accordingly, no income was recorded in the consolidated statement of operations for discontinued operations.

   Summary financial information for the discontinued operations is as follows (in millions):

                                                               For the Year
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
Net sales.................................................... $ 337.9  $ 919.5
                                                              =======  =======
Loss before income taxes..................................... $(179.6) $(280.9)
Benefit for income taxes.....................................   (53.0)   (90.1)
                                                              -------  -------
  Net loss...................................................  (126.6)  (190.8)
                                                              -------  -------
Loss on disposal.............................................  (406.8)      --
Actual and estimated losses during phase-out period..........  (238.3)      --
                                                              -------  -------
                                                               (645.1)      --
Benefit for income taxes.....................................  (170.6)      --
                                                              -------  -------
  Net loss on disposal.......................................  (474.5)      --
                                                              -------  -------
Total loss from discontinued operations...................... $(601.1) $(190.8)
                                                              =======  =======

                                                                  As of Year End
                                                                  --------------
                                                                       2000
                                                                  --------------
Accounts receivable, net.........................................     $33.1
Inventories......................................................       4.0
Other current assets.............................................       1.8
Other noncurrent assets..........................................       1.6
Current liabilities..............................................     (29.0)
                                                                      -----
Net investment in discontinued operations........................     $11.5
                                                                      =====

   Actual losses of the Consumer Software segment from the measurement date of March 31, 2000 as well as estimated losses through the date of disposal were recorded as part of the loss from discontinued operations for 2000.

   Transaction costs of approximately $24 million related to the disposal of the Consumer Software segment, primarily consisting of royalty commitments and severance, have been accrued as of December 31, 2001 and are included in accrued liabilities in the consolidated balance sheets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Information required under this Item relating to members of Mattel's board of directors is incorporated by reference herein from its 2002 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001. The information with respect to the executive officers of Mattel appears under the heading "Executive Officers of the Registrant" in Part I herein.

Item 11. Executive Compensation

   The information required under this Item is incorporated by reference herein from Mattel's 2002 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required under this Item is incorporated by reference herein from Mattel's 2002 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

Item 13. Certain Relationships and Related Transactions

   The information required under this Item is incorporated by reference herein from Mattel's 2002 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

   1. Financial Statements

                                                                          Page
                                                                          -----
  Report of Independent Accountants......................................  36
  Consolidated Balance Sheets as of December 31, 2001 and 2000........... 37-38
  Consolidated Statements of Operations for the years ended December 31,
   2001, 2000 and 1999 ..................................................  39
  Consolidated Statements of Cash Flows for the years ended December 31,
   2001, 2000 and 1999...................................................  40
  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2001, 2000 and 1999...................................... 41-42
  Notes to Consolidated Financial Statements............................. 43-72

  2. Financial Statement Schedule for the years ended December 31, 2001, 2000 and 1999(1)

     Schedule II--Valuation and Qualifying Accounts and Allowances

  3. Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

 2.0  Agreement and Plan of Merger, dated as of December 13, 1998, between
      Mattel and The Learning Company, Inc. (incorporated by reference to
      Exhibit 2.1 of Mattel's Current Report on Form 8-K dated December 15,
      1998)

 2.1 Sale and Purchase Agreement between Mattel and Alec E. Gores, Trustee of the Revocable Living Trust Agreement of Alec E. Gores, and GTG/Wizard,
      LLC (incorporated by reference to Exhibit 99.1 to Mattel's Quarterly
      Report on Form 10-Q for the quarter ended September 30, 2000)

 2.2  Sale and Purchase Agreement Amendment No. 1 between Mattel and Alec E.
      Gores, Trustee of the Revocable Living Trust Agreement of Alec E. Gores, and GTG/Wizard, LLC (incorporated by reference to Exhibit 2.2 to Mattel's
      Annual Report on Form 10-K for the year ended December 31, 2000)

 2.3  Amendment No. 2 to the Sale and Purchase Agreement between Mattel and
      Alec E. Gores, Trustee of the Revocable Living Trust Agreement of Alec E.
      Gores, and GTG/Wizard, LLC (incorporated by reference to Exhibit 2.3 to
      Mattel's Annual Report on Form 10-K for the year ended December 31, 2000)

 3.0  Restated Certificate of Incorporation of Mattel (File No. 001-05647)
      (incorporated by reference to Exhibit 3.0 to Mattel's Annual Report on
      Form 10-K for the year ended December 31, 2000)

 3.1* Certificate of Amendment of Restated Certificate of Incorporation of
      Mattel

 3.2  Certificate of Amendment of Restated Certificate of Incorporation of
      Mattel (incorporated by reference to Exhibit B to Mattel's Proxy
      Statement dated March 30, 1998)

 3.3* Amended and Restated By-laws of Mattel

 3.4  Certificate of Designations, Preferences, Rights and Limitations of
      Special Voting Preferred Stock of Mattel (incorporated by reference to
      Exhibit 3.0 to Mattel's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

 4.0* Specimen Stock Certificate with respect to Mattel's Common Stock

--------
(1) All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

 4.1*  Indenture dated as of February 15, 1996 between Mattel and Chase
       Manhattan Bank and Trust Company, National Association, formerly
       Chemical Trust Company of California, as Trustee

 4.2 Plan of Arrangement of Softkey Software Products Inc. under Section 182 of the Business Corporations Act (Ontario) (incorporated by reference to Exhibit 4.4 of Learning Company's Registration Statement on Form S-3,
       Registration No. 333-40549)

 4.3   Voting and Exchange Trust Agreement, dated as of February 4, 1994 among
       Learning Company, Softkey Software Products Inc. and R-M Trust Company,
       as Trustee (incorporated by reference to Exhibit 4.3 to Learning
       Company's Registration Statement on Form S-3, Registration No. 333-
       40549)

 4.4 Support Agreement, dated as of February 4, 1994 between Learning Company and Softkey Software Products Inc. (incorporated by reference to Exhibit
       99.4 of Mattel's Form S-4, Registration No. 333-71587)

 4.5   Voting and Exchange Trust Supplement dated as of May 12, 1999 between
       Mattel, Learning Company, Softkey Software Products Inc. and CIBC Mellon
       Trust Company, as Trustee (incorporated by reference to Exhibit 99.3 of
       Mattel's Quarterly Report on Form 10-Q for the quarter ended March 31,
       1999)

 4.6   Support Agreement Amending Agreement dated as of May 12, 1999 between
       Mattel, Learning Company and Softkey Software Products Inc.
       (incorporated by reference to Exhibit 99.4 of Mattel's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

 4.7   Warrant to Purchase Shares of Common Stock of Mattel, Inc., dated as of
       June 27, 1996 (incorporated by reference to Exhibit 4.6 to Mattel's
       Annual Report on Form 10-K for the year ended December 31, 1998)

 4.8   Warrant Purchase Agreement dated July 26, 2000 between Mattel and Warner
       Bros., a division of Time Warner Entertainment Company, L.P.
       (incorporated by reference to Exhibit 99.0 of Mattel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

 4.9   Warrant to Purchase 3,000,000, shares of Common Stock of Mattel, Inc., dated as of July 26, 2000 (incorporated by reference to Exhibit 4.13 to
       Mattel's Annual Report on Form 10-K for the year ended December 31,
       2000)

       (Mattel has not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed
       10% of its total assets. Copies of such agreements will be provided to the Securities and Exchange Commission upon request.)

 10.0* Amended and Restated Credit Agreement dated as of March 20, 2002 among
       Mattel, Inc., as Borrower, Bank of America, N.A. as Administrative
       Agent, and the financial institutions party thereto.

 10.1* First Amended and Restated Receivables Purchase Agreement dated as of
       March 20, 2002 among Mattel Factoring, Inc., as Transferor, Mattel,
       Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto

 10.2  Distribution Agreement dated November 12, 1997 among Mattel, Morgan
       Stanley & Co. Incorporated and Credit Suisse First Boston Corporation
       (incorporated by reference to Exhibit 1.0 to Mattel's Current Report on
       Form 8-K dated November 12, 1997)

 10.3* Term Loan Agreement dated as of July 17, 2000 among Mattel, the Lenders
       (as defined) and The Industrial Bank of Japan, as agent

 10.4* First Amendment to Term Loan Agreement dated August 17, 2000 among
       Mattel, the Lenders (as defined) and The Industrial Bank of Japan, as agent

 10.5 Second Amendment to Term Loan Agreement among Mattel, the Lenders (as defined) and The Industrial Bank of Japan, as agent (incorporated by reference to Exhibit 99.4 to Mattel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

 10.6* Master Agreement for the Transfer of Receivables dated 30th November,
       2001 among Societe Generale Bank Nederland N.V., Mattel International
       Holdings B.V. as Depositor and Mattel France S.A. and Mattel GmbH as the
       Sellers
 10.7* Amendment to Master Agreement for the Transfer of Receivables dated
       December 20, 2001 among Societe Generale Bank Nederland N.V., Mattel
       International Holdings B.V., Mattel France S.A. and Mattel GmbH.

Executive Compensation Plans and Arrangements of Mattel

 10.8  Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers (incorporated by reference to Exhibit 10.9 to
       Mattel's Annual Report on Form 10-K for the year ended December 31, 2000)
 10.9  Executive Employment Agreement dated October 18, 2000 between Mattel and
       Robert A. Eckert (incorporated by reference to Exhibit 10.10 to Mattel's
       Annual Report on Form 10-K for the year ended December 31, 2000)
 10.10 Loan Agreement dated May 18, 2000 between Mattel and Robert A. Eckert
       (incorporated by reference to Exhibit 99.3 to Mattel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
 10.11 Executive Employment Agreement dated January 31, 2000 between Mattel and
       Adrienne Fontanella (incorporated by reference to Exhibit 10.6 to
       Mattel's Annual Report on Form 10-K for the year ended December 31,
       1999)
 10.12 Amendment to Employment Agreement dated July 20, 2000 between Mattel and
       Adrienne Fontanella (incorporated by reference to Exhibit 10.19 to
       Mattel's Annual Report on Form 10-K for the year ended December 31,
       2000)
 10.13 Loan Agreement dated October 29, 1999 between Mattel and Adrienne
       Fontanella (incorporated by reference to Exhibit 10.7 to Mattel's Annual
       Report on Form 10-K for the year ended December 31, 1999)
 10.14 Loan Agreement dated April 7, 2000 between Mattel and Adrienne
       Fontanella (incorporated by reference to Exhibit 99.0 to Mattel's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
 10.15 Amendment to Employment Agreement and Stock Option Grant Agreements
       between Mattel and Adrienne Fontanella dated February 10, 2000
       (incorporated by reference to Exhibit 10.8 to Mattel's Annual Report on
       Form 10-K for the year ended December 31, 1999)
 10.16 Executive Employment Agreement dated January 31, 2000 between Mattel and
       Matthew C. Bousquette (incorporated by reference to Exhibit 10.9 to
       Mattel's Annual Report on Form 10-K for the year ended December 31,
       1999)
 10.17 Amendment to Employment Agreement dated July 20, 2000 between Mattel and
       Matthew C. Bousquette (incorporated by reference to Exhibit 10.24 to
       Mattel's Annual Report on Form 10-K for the year ended December 31,
       2000)
 10.18 Loan Agreement dated October 29, 1999 between Mattel and Matthew C.
       Bousquette (incorporated by reference to Exhibit 10.10 to Mattel's
       Annual Report on Form 10-K for the year ended December 31, 1999)
 10.19 Loan Agreement dated April 7, 2000 between Mattel and Matthew C.
       Bousquette (incorporated by reference to Exhibit 99.1 to Mattel's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
 10.20 Amendment to Employment Agreement and Stock Option Grant Agreements
       between Mattel and Matthew C. Bousquette dated February 10, 2000
       (incorporated by reference to Exhibit 10.11 to Mattel's Annual Report on
       Form 10-K for the year ended December 31, 1999)

 10.21  Executive Employment Agreement dated January 31, 2000 between Mattel and Neil B. Friedman (incorporated by reference to Exhibit 10.12 to
        Mattel's Annual Report on Form 10-K for the year ended December 31,
        1999)
 10.22  Amendment to Employment Agreement dated November 14, 2000 between
        Mattel and Neil B. Friedman (incorporated by reference to Exhibit 10.29 to Mattel's Annual Report on Form 10-K for the year ended December 31,
        2000)
 10.23  Loan Agreement dated October 29, 1999 between Mattel and Neil B.
        Friedman (incorporated by reference to Exhibit 10.13 to Mattel's Annual
        Report on Form 10-K for the year ended December 31, 1999)
 10.24  Loan Agreement dated April 7, 2000 between Mattel and Neil B. Friedman
        (incorporated by reference to Exhibit 99.2 to Mattel's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
 10.25  Amendment to Employment Agreement and Stock Option Grant Agreements
        between Mattel and Neil B. Friedman dated February 10, 2000
        (incorporated by reference to Exhibit 10.14 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)
 10.26  Amended and Restated Executive Employment Agreement dated March 28,
        2000 between Mattel and Kevin M. Farr (incorporated by reference to
        Exhibit 10.33 to Mattel's Annual Report on Form 10-K for the year ended
        December 31, 2000)
 10.27  Amendment to Employment Agreement and Stock Option Grant Agreements
        dated July 20, 2000 between Mattel and Kevin M. Farr (incorporated by reference to Exhibit 10.34 to Mattel's Annual Report on Form 10-K for
        the year ended December 31, 2000)
 10.28  Loan Agreement dated as of February 3, 2000 between Mattel and Kevin M.
        Farr (incorporated by reference to Exhibit 10.35 to Mattel's Annual
        Report on Form 10-K for the year ended December 31, 2000)
 10.29  Loan Agreement dated as of April 7, 2000 between Mattel and Kevin M.
        Farr (incorporated by reference to Exhibit 10.36 to Mattel's Annual
        Report on Form 10-K for the year ended December 31, 2000)
 10.30* Amendment to Employment Agreement dated March 6, 2002 between Mattel and Kevin M. Farr
 10.31  Mattel, Inc. Management Incentive Plan (incorporated by reference to
        Exhibit 10.37 to Mattel's Annual Report on Form 10-K for the year ended
        December 31, 2000)
 10.32  Amendment No. 1 to Mattel, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.16 to Mattel's Annual Report on Form 10-K
        for the year ended December 31, 1999)
 10.33  Amended and Restated Mattel Long-Term Incentive Plan (incorporated by reference to Appendix A to Mattel's Proxy Statement dated April 26,
        1999)
 10.34  Amendment No. 1 to Amended and Restated Mattel Long-Term Incentive Plan
        (incorporated by reference to Exhibit 10.19 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)
 10.35  Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors
        (incorporated by reference to Exhibit 10.12 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1998)
 10.36  Amendment No. 1 to Mattel, Inc. Deferred Compensation Plan for Non-
        Employee Directors (incorporated by reference to Exhibit 10.43 to
        Mattel's Annual Report on Form 10-K for the year ended December 31,
        2000)
 10.37* Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan
        as of May 1, 1996
 10.38  Amendment No. 1 to Mattel, Inc. Amended & Restated Supplemental
        Executive Retirement Plan (incorporated by reference to Exhibit 10.22 to Mattel's Annual Report on Form 10-K for the year ended December 31,
        1999)

 10.39  Mattel, Inc. Deferred Compensation Plan (incorporated by reference to
        Exhibit 10.14 to Mattel's Annual Report on Form 10-K for the year ended
        December 31, 1998)

 10.40  Amendment No. 1 to Mattel, Inc. Deferred Compensation Plan
        (incorporated by reference to Exhibit 10.24 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)

 10.41* The Fisher-Price, Inc. Pension Plan (1994 Restatement)

 10.42 Fifth Amendment to The Fisher-Price Pension Plan (incorporated by reference to Exhibit 10.49 to Mattel's Annual Report on Form 10-K for the year ended December 31, 2000)

 10.43* Sixth Amendment to The Fisher-Price Pension Plan

 10.44 The Fisher-Price Section 415 Excess Benefit Plan (incorporated by reference to Exhibit 10(n) to Fisher-Price's Registration Statement on
        Form 10 dated June 28, 1991)

 10.45* Mattel, Inc. Personal Investment Plan, October 1, 2001 Restatement

 10.46  Mattel, Inc. PIP Excess Plan (incorporated by reference to Exhibit
        10.18 to Mattel's Annual Report on Form 10-K for the year ended
        December 31, 1998)

 10.47 Amendment No. 1 to Mattel, Inc. PIP Excess Plan (incorporated by reference to Exhibit 10.29 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)

 10.48  Pleasant Company Retirement Savings Plan and Trust Agreement, dated
        July 1, 1995 (incorporated by reference to Exhibit 10.19 to Mattel's
        Annual Report on Form 10-K for the year ended December 31, 1998)

 10.49* Mattel, Inc. Amended and Restated 1990 Stock Option Plan

 10.50  Amendment No. 1 to the Mattel, Inc. 1990 Stock Option Plan
        (incorporated by reference to the information under the heading
        "Amendment to Mattel 1990 Stock Option Plan" on page F-1 of the Joint
        Proxy Statement/Prospectus of Mattel and Fisher-Price included in Mattel's Registration Statement on Form S-4, Registration No. 33-50749)

 10.51  Amendment No. 2 to the Mattel, Inc. 1990 Stock Option Plan
        (incorporated by reference to Exhibit 10.57 to Mattel's Annual Report on Form 10-K for the year ended December 31, 2000)

 10.52  Amendment No. 3 to the Amended and Restated Mattel, Inc. 1990 Stock
        Option Plan (incorporated by reference to Exhibit 10.34 to Mattel's
        Annual Report on Form 10-K for the year ended December 31, 1999)

 10.53  Amendment No. 4 to the Amended and Restated Mattel, Inc. 1990 Stock
        Option Plan (incorporated by reference to Exhibit 99.0 to Mattel's
        Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

 10.54 Form of First Amendment to Award Agreement (incorporated by reference to Exhibit 10.60 to Mattel's Annual Report on Form 10-K for the year ended December 31, 2000)

 10.55 Notice of Grant of Stock Options and Grant Agreement (incorporated by reference to Exhibit 10.61 to Mattel's Annual Report on Form 10-K for the year ended December 31, 2000)

 10.56 Grant Agreement for a Non-Qualified Stock Option (incorporated by reference to Exhibit 10.62 to Mattel's Annual Report on Form 10-K for the year ended December 31, 2000)

 10.57  Award Cancellation Agreement (incorporated by reference to Exhibit
        10.63 to Mattel's Annual Report on Form 10-K for the year ended
        December 31, 2000)

 10.58* Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the "1996
        Plan")

 10.59  Amendment to Amended and Restated Mattel, Inc. 1996 Stock Option Plan
        (incorporated by reference to Exhibit 4.2 to Mattel's Registration
        Statement on Form S-8 dated March 26, 1999)

 10.60  Amendment No. 2 to Amended and Restated Mattel 1996 Stock Option Plan
        (incorporated by reference to Exhibit 10.42 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)

 10.61  Amendment No. 3 to Amended and Restated Mattel 1996 Stock Option Plan
        (incorporated by reference to Exhibit 99.1 to Mattel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

 10.62  Amendment No. 4 to Amended and Restated Mattel 1996 Stock Option Plan
        (incorporated by reference to Exhibit 10.68 to Mattel's Annual Report on Form 10-K for the year ended December 31, 2000)

 10.63  Amendment No. 5 to Amended and Restated Mattel 1996 Stock Option Plan
        (incorporated by reference to Exhibit 99.1 to Mattel's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

 10.64* Amendment to Amended and Restated Mattel 1996 Stock Option Plan

 10.65 Form of Option Agreement for Outside Directors under the 1996 Plan, as amended (incorporated by reference to Exhibit 10.43 to Mattel's Annual
        Report on Form 10-K for the year ended December 31, 1999)

 10.66 Form of Option Agreement under the 1996 Plan, as amended (incorporated by reference to Exhibit 10.44 to Mattel's Annual Report on Form 10-K for the year ended December 31, 1999)

 10.67  Mattel, Inc. 1997 Premium Price Stock Option Plan (incorporated by reference to Exhibit A to Mattel's Proxy Statement dated March 30,
        1998)

 10.68  First Amendment to the Mattel, Inc. 1997 Premium Price Stock Option
        Plan (incorporated by reference to Exhibit 10.0 to Mattel's Quarterly
        Report on Form 10-Q for the quarter ended June 30, 1998)

 10.69  Second Amendment to the Mattel, Inc. 1997 Premium Price Stock Option
        Plan (incorporated by reference to Exhibit 10.26 to Mattel's Annual report on Form 10-K for the year ended December 31, 1998)

 10.70  Amendment No. 3 to the Mattel, Inc. 1997 Premium Price Stock Option
        Plan (incorporated by reference to Exhibit 10.48 of Mattel's Annual
        Report on Form 10-K for the year ended December 31, 1999)

 10.71  Amendment No. 4 to the Mattel, Inc. 1997 Premium Price Stock Option
        Plan (incorporated by reference to Exhibit 10.75 to Mattel's Annual
        Report on Form 10-K for the year ended December 31, 2000)

 10.72  Form of Option and TLSAR Agreement under the Mattel, Inc. 1997 Premium
        Price Stock Option Plan (25% Premium Grant), as amended (incorporated by reference to Exhibit 10.1 to Mattel's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

 10.73  Form of Option and TLSAR Agreement under the Mattel, Inc. 1997 Premium
        Price Stock Option Plan (33 /1/3/% Premium Grant), as amended
        (incorporated by reference to Exhibit 10.2 to Mattel's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

 10.74  Mattel 1999 Stock Option Plan (incorporated by reference to Exhibit
        10.51 to Mattel's Annual Report on Form 10-K for the year ended
        December 31, 1999)

 10.75 Amendment No. 1 to Mattel 1999 Stock Option Plan (incorporated by reference to Exhibit 99.2 to Mattel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

 10.76 Amendment No. 2 to Mattel 1999 Stock Option Plan (incorporated by reference to Exhibit 10.80 to Mattel's Annual Report on Form 10-K for the year ended December 31, 2000)

10.77  Form of Option Agreement under the Mattel 1999 Stock Option Plan (Two Year Vesting) (incorporated by reference to Exhibit 10.52 to Mattel's Annual Report on Form 10-K for the year ended December 31,
       1999)
10.78  Form of Option Agreement under the Mattel 1999 Stock Option Plan (Three Year Vesting) (incorporated by reference to Exhibit 10.53 to Mattel's Annual Report on Form 10-K for the year ended December 31,
       1999)
11.0*  Computation of Income per Common and Common Equivalent Share
12.0*  Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges
       and Preferred Stock Dividends
21.0*  Subsidiaries of the Registrant
23.0*  Consent of PricewaterhouseCoopers LLP
24.0*  Power of Attorney (on page 81 of Form 10-K)

--------
*  Filed herewith

  (b) Reports on Form 8-K

   Mattel filed no Current Reports on Form 8-K during the quarterly period ended December 31, 2001.

  (c) Exhibits Required by Item 601 of Regulation S-K

     See Item (3) above

     (d)  Financial Statement Schedule

     See Item (2) above

   Copies of Form 10-K (which includes Exhibit 24.0), Exhibits 11.0, 12.0, 21.0 and 23.0 are available to stockholders of Mattel without charge. Copies of other Exhibits can be obtained by stockholders of Mattel upon payment of twelve cents per page for such Exhibits. Written requests should be sent to Secretary, Mattel, Inc., 333 Continental Boulevard, El Segundo, California 90245-5012.

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

                                             MATTEL, INC.
                                             Registrant

                                                     /s/ Kevin M. Farr
                                          By: _________________________________
                                                       Kevin M. Farr
                                                  Chief Financial Officer

Date: As of March 28, 2002

                               POWER OF ATTORNEY

   We, the undersigned directors and officers of Mattel, Inc. do hereby severally constitute and appoint Robert A. Eckert, Robert Normile, Christopher O'Brien, and John L. Vogelstein, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

        /s/ Robert A. Eckert         Chairman of the Board and     March 28, 2002
____________________________________  Chief Executive Officer
          Robert A. Eckert

         /s/ Kevin M. Farr           Chief Financial Officer       March 28, 2002
____________________________________  (principal financial and
           Kevin M. Farr              accounting officer)

        /s/ Eugene P. Beard          Director                      March 28, 2002
____________________________________
          Eugene P. Beard

          /s/ Harold Brown           Director                      March 28, 2002
____________________________________
            Harold Brown

       /s/ Tully M. Friedman         Director                      March 28, 2002
____________________________________
         Tully M. Friedman

         /s/ Ronald M. Loeb          Director                      March 28, 2002
____________________________________
           Ronald M. Loeb

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Andrea L. Rich            Director                      March 28, 2002
____________________________________
           Andrea L. Rich

    /s/ William D. Rollnick          Director                      March 28, 2002
____________________________________
        William D. Rollnick

  /s/ Christopher A. Sinclair        Director                      March 28, 2002
____________________________________
      Christopher A. Sinclair

     /s/ G. Craig Sullivan           Director                      March 28, 2002
____________________________________
         G. Craig Sullivan

     /s/ John L. Vogelstein          Director                      March 28, 2002
____________________________________
         John L. Vogelstein

       /s/ Kathy B. White            Director                      March 28, 2002
____________________________________
        Kathy Brittain White

     /s/ Ralph V. Whitworth          Director                      March 28, 2002
____________________________________
         Ralph V. Whitworth

                                                                     SCHEDULE II

                         MATTEL, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES
                                 (In thousands)

                                 Balance at Additions                  Balance
                                 Beginning  Charged to      Net        at End
                                  of Year   Operations   Deductions    of Year
                                 ---------- ----------   ----------    -------
Allowance for Doubtful Accounts
  Year Ended December 31, 2001..  $24,640    $57,746(a)   $(26,474)(b) $55,912
  Year Ended December 31, 2000..   29,520     18,280       (23,160)(b)  24,640
  Year Ended December 31, 1999..   40,594     19,050       (30,124)(b)  29,520

Allowance for Inventory
 Obsolescence
  Year Ended December 31, 2001..  $58,559    $40,813      $(36,256)(c) $63,116
  Year Ended December 31, 2000..   35,327     61,313       (38,081)(c)  58,559
  Year Ended December 31, 1999..   57,322     48,530       (70,525)(c)  35,327

--------
(a) Increase in bad debt expense charged to operations in 2001 compared to prior years is due to bankruptcy filings of Kmart and Ames, as well as exposure with other retailers.

(b) Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.

(c) Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw materials, write-downs and currency translation adjustments.