Form 10-Q
period 2002-03-31
MATTEL INC /DE/
filed 2002-05-14
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-05647

MATTEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-1567322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Continental Boulevard, El Segundo, California 90245-5012
(Address of principal executive offices)                          (Zip Code)

(310) 252-2000
(Registrant’s telephone number, including area code)

None
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

Yes ☒    No ☐

Number of shares outstanding of registrant’s common stock, $1.00 par value, (including 856,522 common shares issuable upon exchange of outstanding exchangeable shares of Softkey Software Products Inc.) as of May 10, 2002.

436,256,585 Shares

PART I—FINANCIAL INFORMATION

Mattel, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2002	March 31, 2001	Dec. 31, 2001
	(Unaudited)	(Unaudited)
	(In thousands)
Assets
Current Assets
Cash and short-term investments	$246,704	$74,279	$616,604
Accounts receivable, net	655,634	890,814	696,572
Inventories	488,359	574,031	487,505
Prepaid expenses and other current assets	260,812	188,894	291,915

Total current assets	1,651,509	1,728,018	2,092,596

Property, Plant and Equipment
Land	33,425	32,502	33,273
Buildings	267,955	258,408	267,719
Machinery and equipment	612,704	569,146	616,609
Capitalized leases	23,271	23,271	23,271
Leasehold improvements	83,187	75,419	81,628

	1,020,542	958,746	1,022,500
Less: accumulated depreciation	563,408	494,454	550,073

	457,134	464,292	472,427
Tools, dies and molds, net	147,967	159,310	154,295

Property, plant and equipment, net	605,101	623,602	626,722

Other Noncurrent Assets
Goodwill, net	685,556	1,092,688	1,089,362
Other assets	886,533	787,204	731,881

	$3,828,699	$4,231,512	$4,540,561

Mattel, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	March 31, 2002	March 31, 2001	Dec. 31, 2001
	(Unaudited)	(Unaudited)
	(In thousands, except share data)
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$28,184	$518,515	$38,108
Current portion of long-term debt	206,456	32,633	210,090
Accounts payable	194,039	244,485	334,247
Accrued liabilities	476,124	448,252	774,743
Income taxes payable	204,750	176,070	239,793

Total current liabilities	1,109,553	1,419,955	1,596,981

Long-Term Liabilities
Long-term debt	1,020,714	1,226,841	1,020,919
Other	169,879	179,436	184,203

Total long-term liabilities	1,190,593	1,406,277	1,205,122

Stockholders’ Equity
Special voting preferred stock $1.00 par value, $10.00 liquidation preference per share, one share authorized, issued and outstanding, representing the voting rights of 0.9 million, 1.7 million and 1.1 million outstanding exchangeable shares, respectively	—	—	—
Common stock $1.00 par value, 1.0 billion shares authorized; 436.5 million shares, 435.8 million shares and 436.3 million shares issued, respectively	436,540	435,773	436,307
Additional paid-in capital	1,612,686	1,659,230	1,638,993
Treasury stock at cost; 3.6 million shares, 6.7 million shares, and 5.4 million shares, respectively	(107,653)	(200,433)	(161,944)
(Accumulated deficit) retained earnings	(123,245)	(178,456)	132,900
Accumulated other comprehensive loss	(289,775)	(310,834)	(307,798)

Total stockholders’ equity	1,528,553	1,405,280	1,738,458

	$3,828,699	$4,231,512	$4,540,561

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. And Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2002	March 31, 2001
	(Unaudited) (In thousands, except per share amounts)
Net Sales	$741,984	$715,166
Cost of sales	410,090	405,177

Gross Profit	331,894	309,989
Advertising and promotion expenses	82,671	79,663
Other selling and administrative expenses	209,907	205,319
Restructuring and other charges	14,800	—
Amortization of goodwill	—	11,555
Interest expense	29,607	34,944
Other expense, net	1,377	7,738

Loss Before Income Taxes and the Cumulative Effect of Change in Accounting Principles	(6,468)	(29,230)
Benefit for income taxes	(2,517)	(7,192)

Loss Before the Cumulative Effect of Change in Accounting Principles	(3,951)	(22,038)
Cumulative effect of change in accounting principles, net of tax	(252,194)	(12,001)

Net Loss Applicable to Common Shares	$(256,145)	$(34,039)

Loss Per Common Share – Basic
Loss before the cumulative effect of change in accounting principles	$(0.01)	$(0.05)
Cumulative effect of change in accounting principles	(0.58)	(0.03)

Net loss	$(0.59)	$(0.08)

Weighted average number of common shares	432,640	429,936

Loss Per Common Share – Diluted
Loss before the cumulative effect of change in accounting principles	$(0.01)	$(0.05)
Cumulative effect of change in accounting principles	(0.58)	(0.03)

Net loss	$(0.59)	$(0.08)

Weighted average number of common and common equivalent shares	432,640	429,936

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2002	March 31, 2001
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(256,145)	$(34,039)
Adjustments to reconcile net loss to net cash flows from operating activities:
Cumulative effect of change in accounting principles, net of tax	252,194	12,001
Other noncash charges	—	5,687
Depreciation	46,805	53,121
Amortization	2,037	14,998
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	37,140	(63,679)
Inventories	(3,213)	(95,526)
Prepaid expenses and other current assets	32,517	(8,302)
Accounts payable, accrued liabilities and income taxes payable	(458,847)	(333,235)
Deferred income taxes	(8,908)	402
Other, net	(2,168)	(325)

Net cash flows used for operating activities	(358,588)	(448,897)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(17,819)	(19,177)
Purchases of other property, plant and equipment	(9,132)	(19,443)
Proceeds from sale of other property, plant and equipment	856	605
Other, net	29	1,755

Net cash flows used for investing activities	(26,066)	(36,260)

Cash Flows From Financing Activities:
Short-term borrowings, net	(8,217)	293,245
Exercise of stock options	24,291	37,555
Other, net	(249)	(146)

Net cash flows from financing activities	15,825	330,654

Effect of Exchange Rate Changes on Cash	(1,071)	(3,607)

Decrease in Cash and Short-term Investments	(369,900)	(158,110)
Cash and Short-term Investments at Beginning of Period	616,604	232,389

Cash and Short-term Investments at End of Period	$246,704	$74,279

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Notes To Consolidated Financial Information

1.
The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and interim results of Mattel, Inc. and its subsidiaries (“Mattel”) as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. Because Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2001 Annual Report to Stockholders on Form 10-K.

2.
Effective on January 1, 2002, Mattel adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which superceded Accounting Principles Board (“APB”) Opinion No. 17, Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. In accordance with the adoption of SFAS No. 142, Mattel ceased amortization of goodwill and tested its goodwill and other intangible assets for impairment based on a combination of the fair value of the cash flows that the business can be expected to generate in the future (Income Approach) and the fair value of the business as compared to other similar publicly traded companies (Market Approach). As a result of implementing SFAS No. 142, Mattel recorded a one-time transition charge of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the Pleasant Company reporting unit goodwill.

The following table provides a reconciliation of the net loss recorded in first quarter 2002 and 2001 adjusted to the loss before the cumulative effect of change in accounting principles had SFAS No. 142 been applied as of January 1, 2001:

	For the Three Months Ended
	March 31, 2002			March 31, 2001
	Amount	Earnings Per Share		Amount	Earnings Per Share
		Basic	Diluted		Basic	Diluted
	(In thousands, except per share amounts)
Reported net loss applicable to common shares	$(256,145)	$(0.59)	$(0.59)	$(34,039)	$(0.08)	$(0.08)
Addback: Cumulative effect of change in accounting principles, net of tax	252,194	0.58	0.58	12,001	0.03	0.03

Reported loss before the cumulative effect of change in accounting principles	(3,951)	(0.01)	(0.01)	(22,038)	(0.05)	(0.05)
Addback: Goodwill amortization, net of tax	—	—	—	8,384	0.02	0.02

Adjusted loss applicable to common shares before the cumulative effect of change in accounting principles	$(3,951)	$(0.01)	$(0.01)	$(13,654)	$(0.03)	$(0.03)

The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2002, are as follows:

	Balance Dec. 31, 2001	Impairment Charge	Foreign Exchange	Balance March 31, 2002
	(In thousands)
Pleasant Company	$607,562	$(399,991)	$—	$207,571
US Girls	31,857	—	—	31,857
US Boys-Entertainment	63,914	—	—	63,914
US Infant & Preschool	209,479	—	—	209,479
International	176,550	—	(3,815)	172,735

	$1,089,362	$(399,991)	$(3,815)	$685,556

Included in other assets in the consolidated balance sheets are intangibles of $19.4 million (March 31, 2002), $24.4 million (March 31, 2001), and $20.5 million (December 31, 2001).

3.
Mattel adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. This statement superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and amended APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less costs to sell. The adoption of SFAS No. 144 did not have a material impact on Mattel’s consolidated results of operations or financial position.

In the first quarter of 2002, Mattel implemented Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. Net sales, gross profit and advertising and promotion expenses have been restated in the consolidated statement of operations for the quarter ended March 31, 2001 to reflect the reclassification of sales incentives or certain consideration offered by Mattel to its vendors as a result of implementing this EITF Issue.

In the first quarter of 2001, as a result of adopting SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Mattel recorded a one-time transition charge of $12.0 million, net of tax, as the cumulative effect of change in accounting principles related to unrealized losses on the CyberPatrol securities that had been previously deferred in accumulated comprehensive loss. Mattel also recorded a one-time transition charge of $2.1 million in accumulated comprehensive loss related to unrealized gains on derivative instruments.

4.	Accounts receivable are shown net of allowances for doubtful accounts of $36.8 million (March 31, 2002), $22.4 million (March 31, 2001), and $55.9 million (December 31, 2001).

5.	Inventories are comprised of the following:

	March 31, 2002	March 31, 2001	Dec. 31, 2001
	(In thousands)
Raw materials and work in process	$42,637	$45,211	$34,922
Finished goods	445,722	528,820	452,583

	$488,359	$574,031	$487,505

6.	Other assets include the following:

	March 31, 2002	March 31, 2001	Dec. 31, 2001
	(In thousands)
Deferred income taxes	$621,332	$514,353	$464,689
Other	265,201	272,851	267,192

	$886,533	$787,204	$731,881

7.	Long-term debt includes the following:

	March 31, 2002	March 31, 2001	Dec. 31, 2001
	(In thousands)
Euro notes due 2002	$—	$175,340	$—
Unsecured term loan due 2003	200,000	200,000	200,000
6% senior notes due 2003	150,000	150,000	150,000
6- 1/8% senior notes due 2005	150,000	150,000	150,000
Medium-term notes	480,000	510,000	480,000
10.15% mortgage note due 2005	40,714	41,501	40,919

	$1,020,714	$1,226,841	$1,020,919

8.	Comprehensive loss is as follows:

	For the Three Months Ended
	March 31, 2002	March 31, 2001
	(In thousands)
Loss before the cumulative effect of change in accounting principles	$(3,951)	$(22,038)
Cumulative effect of change in accounting principles	(252,194)	(12,001)

Net loss	(256,145)	(34,039)
Currency translation adjustments	10,105	(22,201)
Net unrealized gain on derivative instruments:
Unrealized gains	10,416	7,692
Reclassification adjustment for realized gains included in net loss	(2,498)	(2,168)

	7,918	5,524

Net unrealized losses on securities:
Unrealized holding losses	—	(121)
Reclassification adjustment for realized losses included in net loss	—	12,001

	—	11,880

	$(238,122)	$(38,836)

9.	Selling and administrative expenses include research and development expenses of $37.7 million and $42.5 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

10.	Supplemental disclosure of cash flow information is as follows:

	For the Three Months Ended
	March 31, 2002	March 31, 2001
	(In thousands)
Cash payments during the period:
Interest	$32,955	$40,074
Income taxes	18,669	11,232

11.
On April 2, 2002, Mattel issued 1.4 million common shares to Warner Bros. Consumer Products as a result of a cashless exercise of their stock warrant issued in connection with the Harry Potter™ licensing agreement. Mattel has no further obligation to issue shares under this warrant.

12.
Basic loss per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares and common shares obtainable upon the exchange of the exchangeable shares of Mattel’s Canadian subsidiary, Softkey Software Products Inc., outstanding during each period.

Diluted loss per common share is computed by dividing diluted earnings available to common stockholders by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Mattel’s Canadian subsidiary, Softkey Software Products Inc., and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, as applicable. Diluted earnings per share presented are the same as basic earnings per share due to Mattel’s net loss position before the cumulative effect of change in accounting principles.

13.
The tables below present information about segment revenues, operating profit and assets. Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment is further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. The US Girls segment includes products such as Barbie®, Polly Pocket!®, Diva Starz™, What’s Her Face!™, and American Girl®. The US Boys-Entertainment segment includes Hot Wheels®, Matchbox® and Tyco® Radio Control vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Max Steel™, and games and puzzles (collectively “Entertainment”) products. The US Infant & Preschool segment includes Fisher-Price®, Disney preschool and plush, Power Wheels®, Sesame Street®, Barney™, and other preschool products. The International segment sells products in all toy categories. Segment revenues do not include sales adjustments such as trade discounts and other allowances. However, such adjustments are included in the determination of segment income from operations. Segment income from operations represents income before interest expense, income taxes and the cumulative effect of change in accounting principles, while the consolidated loss from operations represents loss before income taxes and the cumulative effect of change in accounting principles as reported in the consolidated statements of operations. The segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

Effective January 1, 2002, Mattel ceased amortization of its goodwill in accordance with SFAS No. 142. To maintain a consistent basis for measurement of segment performance and to facilitate a comparison of current year segment results to that of the prior year, management revised its previously reported segment information to correspond to the earnings measurements by which the business segments are currently being evaluated. Accordingly, segment operating profit (loss) for the first quarter of 2001 has been restated to exclude goodwill amortization of $11.5 million.

	For the Three Months Ended
	March 31, 2002	March 31, 2001
	(In thousands)
Revenues
Domestic:
US Girls	$226,289	$223,553
US Boys-Entertainment	136,438	134,664
US Infant & Preschool	172,349	186,189
Other	2,583	1,436

Total Domestic	537,659	545,842
International	272,856	234,583

	810,515	780,425
Sales adjustments	(68,531)	(65,259)

Net sales	$741,984	$715,166

Operating Profit (Loss)
Domestic:
US Girls	$46,799	$38,421
US Boys-Entertainment	8,081	1,878
US Infant & Preschool	1,635	3,774

Total Domestic	56,515	44,073
International	3,996	(11,654)

	60,511	32,419
Interest expense	(29,607)	(34,944)
Goodwill amortization	—	(11,555)
Corporate and other (a)	(37,372)	(15,150)

Loss before income taxes and the cumulative effect of change in accounting principles	$(6,468)	$(29,230)

(a)
For the quarter ended March 31, 2002, corporate and other includes $20.6 million of charges related to the financial realignment plan (see Note 14). For the quarter ended March 31, 2001, corporate and other includes $7.0 million of charges related to the financial realignment plan and a $5.5 million loss on derivative instruments.

	March 31, 2002	March 31, 2001	Dec. 31, 2001
	(In thousands)
Assets
Domestic:
US Girls	$266,680	$327,387	$236,104
US Boys-Entertainment	155,840	231,909	141,992
US Infant & Preschool	268,516	343,431	250,603

Total Domestic	691,036	902,727	628,699
International	375,980	485,779	488,352

	1,067,016	1,388,506	1,117,051
Corporate and other	76,977	76,339	67,026

Accounts receivable and inventories	$1,143,993	$1,464,845	$1,184,077

Mattel sells a broad variety of toy products, which are grouped into three major categories: Girls, Boys-Entertainment and Infant & Preschool. The table below presents worldwide revenues by category:

	For the Three Months Ended
	March 31, 2002	March 31, 2001
	(In thousands)
Girls	$370,646	$338,018
Boys-Entertainment	209,985	195,529
Infant & Preschool	226,020	243,066
Other	3,864	3,812

	810,515	780,425
Sales adjustments	(68,531)	(65,259)

Net sales	$741,984	$715,166

14.
During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling and administrative expenses; operating profit; and cash flow. The plan will require a total pre-tax charge estimated at $250 million, or $170 million on an after-tax basis, of which approximately $110 million represents cash expenditures and $60 million represents non-cash writedowns. Through March 31, 2002, Mattel has recorded pre-tax charges totaling $196.0 million, or approximately $133 million after-tax, related to this plan. Of the total charge, $125.2 million (approximately $84 million after-tax) was recorded in 2000, $50.2 million (approximately $35 million after-tax) was recorded in 2001, and $20.6 million (approximately $14 million after-tax) was recorded in the first quarter of 2002. In accordance with generally accepted accounting principles, future pre-tax implementation costs of approximately $54 million have not been accrued as of March 31, 2002. Management expects to record these costs over the next eighteen months.

The following are the major initiatives included in the financial realignment plan:

•	Reduce excess manufacturing capacity;

•	Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

•	Eliminate product lines that do not meet required levels of profitability;

•	Improve supply chain performance and economics;

•	Implement an information technology strategy aimed at achieving operating efficiencies;

•
Eliminate positions at US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

•	Close and consolidate certain international offices.

In April 2001, as part of the financial realignment plan, Mattel announced the closure of its Murray, Kentucky manufacturing facility (the “North American Strategy”). Production from this facility will be consolidated into other Mattel-owned and operated facilities in North America. This action is one of the realignment measures taken to lower costs. Mattel believes that this action was necessary to maintain a competitive cost structure in today’s global marketplace. Manufacturing is scheduled to cease at the Murray location at the end of May 2002.

In January 2002, as part of the financial realignment plan, Mattel implemented further headcount reductions of approximately 240 positions or 7% at its US-based headquarters locations through a combination of layoffs, elimination of open requisitions, attrition and retirements.

Additionally, in 2002, Mattel commenced a long-term information technology strategy aimed at achieving operating efficiencies and cost savings across all disciplines. The program is focused on simplifying Mattel’s organization by defining common global processes based on industry best practices, streamlining its organizational structure by eliminating redundancies, and upgrading its systems to have greater visibility to information and data on a global basis.

Through December 31, 2001, Mattel recorded $38.6 million of pre-tax restructuring charges in connection with the financial realignment plan, of which approximately $12 million was not yet paid. These charges were largely related to the initial elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities. In the first quarter of 2002, Mattel recorded a $14.8 million pre-tax restructuring charge in connection with the financial realignment plan, primarily related to the second phase of its elimination of positions at US-based headquarters locations. Mattel plans to reduce its worldwide headcount by approximately 2,100 employees pursuant to the restructuring, of which approximately 1,200 are related to the North American Strategy. From inception through March 31, 2002, a total of approximately $26 million has been incurred related to the termination of nearly 1,600 employees, of which approximately 620 were terminated during the first quarter of 2002.

The components of the restructuring charges are as follows:

	Balance	2002	Amounts	Balance
	Dec. 31, 2001	Charges	Incurred	March 31, 2002
	(In millions)
Severance and other compensation	$9	$15	$(7)	$17
Lease termination costs	2	—	(1)	1
Other	1	—	—	1

	$12	$15	$(8)	$19

Mattel, Inc. and Subsidiaries

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Summary

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I of this Quarterly Report. Mattel’s consolidated statement of operations for 2001 has been restated to include reclassifications of certain customer benefits and allowances to conform to the income statement requirements of Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. Additionally, effective January 2002, Mattel ceased amortization of its goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. To facilitate the comparison of current year segment results to that of the prior year, the segment operating income for 2001 has been restated to exclude goodwill amortization.

Mattel designs, manufactures, and markets a broad variety of toy products on a worldwide basis through both sales to retailers (i.e., “customers”) and direct to consumers. Mattel’s business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines, and to market successfully those products and product lines. Mattel plans to continue to focus on its portfolio of traditional brands that have historically had worldwide sustainable appeal, to create new brands utilizing its knowledge of children’s play patterns and to target customer and consumer preferences around the world. Mattel also intends to expand its core brands through the Internet and licensing and entertainment partnerships.

Mattel’s portfolio of brands and products are grouped in the following categories:

Girls—including Barbie® fashion dolls and accessories, collector dolls, Polly Pocket!®, Diva Starz™, What’s Her Face!™ and American Girl®

Boys-Entertainment—including Hot Wheels®, Matchbox®, and Tyco® Radio Control vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Max Steel™, and games and puzzles (collectively “Entertainment”)

Infant & Preschool—including Fisher-Price®, Power Wheels®, Sesame Street®, Disney preschool and plush, Winnie the Pooh®, Blue’s Clues®, Barney™, See ‘N Say®, Magna Doodle®, and View-Master®

Mattel’s business is seasonal, and, therefore, results of operations are comparable only with corresponding periods.

Results of Operations

Consolidated Results

Net loss for the first quarter of 2002 was $256.2 million or $0.59 per diluted share as compared to a net loss of $34.0 million or $0.08 per diluted share in the first quarter of 2001. In the first quarter of 2002, as a result of implementing SFAS No. 142, Mattel recorded a one-time transition charge of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the Pleasant Company reporting unit goodwill. Profitability in the first quarter of 2002 was also negatively impacted by a pre-tax charge of $20.6 million, $14.3 million after-tax, related to the financial realignment plan. The combined effect of these items resulted in after-tax charges totaling $266.5 million, or $0.61 per diluted share. In the first quarter of 2001, as a result of implementing SFAS No. 133, Mattel recorded a one-time transition charge of $12.0 million, net of tax, as the cumulative effect of change in accounting principles related to unrealized losses on the CyberPatrol securities that had been previously deferred in other accumulated comprehensive loss. Profitability in the first quarter of 2001 was also negatively impacted by a pre-tax charge of $7.0 million, $4.3 million after-tax, related to the financial realignment plan and a $5.5 million charge related to a loss on derivative instruments. Included in the first quarter 2001 reported results was a pre-tax goodwill amortization charge of $11.5 million, or $8.4 million after-tax. The combined effect of these items resulted in after-tax charges totaling $30.2 million, or $0.07 per diluted share.

The following table provides a comparison of the reported results and the results excluding charges and 2001 goodwill amortization:

	For the Three Months Ended March 31,
	2002			2001
	Reported Results	Charges	Results Ex. Chgs.	Reported Results	Charges & Goodwill	Results Ex. Chgs. & Goodwill
	(In millions)
Net sales	$742.0	$—	$742.0	$715.2	$—	$715.2

Gross profit	$331.9	$(4.0)	$335.9	$310.0	$(6.6)	$316.6
Advertising and promotion expenses	82.7	—	82.7	79.7	0.3	79.4
Other selling and administrative expenses	209.9	0.9	209.0	205.3	0.1	205.2
Restructuring and other charges	14.8	14.8	—	—	—	—
Amortization of goodwill	—	—	—	11.5	11.5	—
Other expense, net	1.4	0.9	0.5	7.8	5.5	2.3

Operating income	23.1	(20.6)	43.7	5.7	(24.0)	29.7
Interest expense	29.6	—	29.6	34.9	—	34.9

Income (loss) before income taxes and the cumulative effect of change in accounting principles	$(6.5)	$(20.6)	$14.1	$(29.2)	$(24.0)	$(5.2)

Net sales in the first quarter of 2002 increased 4% to $742.0 million, from $715.2 million in 2001. In local currency, net sales were up 5% compared to 2001. Gross sales within the US decreased 1% from 2001 and accounted for 66% of consolidated gross sales in 2002 compared to 70% in 2001. In 2002, gross sales outside the US increased 16% from 2001. Excluding the unfavorable impact of foreign currency exchange, international gross sales were up 20% compared to 2001. One of the challenges for 2002 is delivering sales growth in the US in light of the uncertain retail environment.

Overall, Mattel benefited in the first quarter of 2002 from a variety of factors, including low levels of year end 2001 retail inventories and an early Easter holiday. Additionally, improved product availability and better alignment of worldwide marketing and sales plans in international markets drove the double-digit growth in almost all the international regions. In the first quarter and for the remainder of the year, Mattel intends to better align its US shipments of product to retailers with consumer demand. Management believes this will cause a higher proportion of US shipments to occur in the second half of 2002 when consumer demand peaks compared to previous years. While Mattel expects no impact on full year sales, this strategy is expected to put downward pressure on Mattel’s first half US sales.

Worldwide gross sales in the Girls category increased 10%, or 11% in local currency, to $370.6 million. Domestic sales increased by 1% and international sales grew by 26%, or 31% in local currency. The worldwide growth in the Girls category was driven by Polly Pocket!®, What’s Her Face!™, American Girl® and international sales of Barbie®. Worldwide Barbie® sales increased 5% compared to 2001. Growth of 17% in international Barbie® sales was partially offset by a 3% decline in US Barbie® sales.

Worldwide gross sales in the Boys-Entertainment category grew 7%, or 8% in local currency, to $210.0 million. Domestic sales grew by 1%, while international sales increased by 21%, or 24% in local currency. The worldwide Wheels business increased 7% due to growth in all of the key categories: Hot Wheels®, Matchbox®, and Tyco® Radio Control brands. The Entertainment business grew 8%, due to increased worldwide sales of Harry Potter™ and Nickelodeon® products, partially offset by the decline in the Disney entertainment business, which will be completely phased out in 2002.

Worldwide gross sales in the Infant & Preschool category declined 7%, or 6% in local currency, to $226.0 million. Domestic sales decreased by 7% and international sales declined by 6%, or 3% in local currency. A decrease in domestic core Fisher-Price® and licensed character brands, primarily caused by the aforementioned alignment of shipments to retailers with consumer demand, was partially offset by growth in sales of Power Wheels® products.

Gross profit, as a percentage of net sales, was 44.7% in 2002, compared to 43.3% in 2001. Cost of sales in 2002 and 2001 includes $4.0 million and $6.6 million of charges, respectively, primarily related to the closure of the Murray, Kentucky plant as part of the financial realignment plan. Excluding financial realignment plan charges, gross profit, as a percentage of net sales, was up by 100 basis points to 45.3% in 2002 compared to 44.3% in 2001. Gross profit was positively impacted by savings realized from the financial realignment plan and lower product costs achieved through supply chain initiatives.

Advertising and promotion expense was 11.1% of net sales in 2002, consistent with 2001, and reflects the implementation of EITF Issue No. 01-09 as more fully explained in Note 3 of the Consolidated Financial

Information. Mattel expects media costs for the first half of 2002 will remain at approximately the same level as in 2001, as a percentage of net sales, and may increase towards the second half of the year. Other selling and administrative expenses were $209.9 million or 28.3% of net sales in 2002, compared to 28.7% in 2001. Other selling and administrative expenses in 2002 includes a $0.9 million charge related to streamlining back office functions. Excluding this charge, other selling and administrative expenses improved by 50 basis points, from 28.7% of net sales in 2001 to 28.2% in 2002.

Other expense, net in 2002 included a $0.9 million charge, primarily related to the planned closure of the Murray, Kentucky facility. Other expense, net in 2001 included a $5.5 million loss on derivative instruments. Excluding these charges, other expense, net decreased from $2.3 million in 2001 to $0.5 million in 2002, primarily due to lower foreign exchange losses, partially offset by lower investment gains. Interest expense was $29.6 million in 2002 compared to $34.9 million in 2001 due to lower average borrowings and lower short-term rates. For full year 2002, Mattel expects interest expense to decrease slightly compared to 2001, reflecting anticipated lower average borrowings combined with increasing short-term interest rates beginning mid-year as Mattel moves towards its peak borrowing period for seasonal working capital financing.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment is further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. The US Girls segment includes products such as Barbie®, Polly Pocket!®, Diva Starz™, What’s Her Face!®, and American Girl®. The US Boys-Entertainment segment includes Hot Wheels®, Matchbox®, and Tyco® Radio Control vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Max Steel™, and games and puzzles (collectively “Entertainment”) products. The US Infant & Preschool segment includes Fisher-Price®, Disney preschool and plush, Power Wheels®, Sesame Street®, Barney™, and other preschool products. The International segment sells products in all toy categories.

Effective January 1, 2002, Mattel ceased amortization of its goodwill in accordance with SFAS No. 142. To maintain a consistent basis for its measurement of performance and to facilitate a comparison of its current year segment results to that of the prior year, management revised its previously reported segment information to correspond to the earnings measurements by which the business segments are currently being evaluated. Accordingly, segment operating profit (loss) for the first quarter of 2001 has been restated to exclude goodwill amortization of $11.5 million.

US Girls segment sales increased by 1% in 2002 compared to 2001. Growth in sales of Polly Pocket!®, What’s Her Face!™, and American Girl® were partially offset by a 3% decline in Barbie® sales. US Boys-Entertainment segment sales increased by 1% in 2002 compared to 2001. The US Wheels business grew by 5%, while the US Entertainment business declined by 8%. US Infant & Preschool segment sales decreased by 7% due to a decline in sales of core Fisher-Price® and licensed character brands, which was partially offset by growth in sales of Power Wheels®. Management believes the overall decrease in

US Infant & Preschool sales resulted from the impact of Mattel’s strategy to better align its shipments of product to retailers with consumer demand. This strategy will likely continue to put downward pressure on first half sales for all US business segments, but should have no impact on full year US sales. International segment sales increased by 16% compared to last year. Excluding the unfavorable foreign exchange impact, sales grew by 20% due to double-digit growth in Barbie®, Polly Pocket!®, Diva Starz™, Wheels and Entertainment products. The increases in these products were partially offset by a 3% decline in the Infant & Preschool category in local currency due to a decrease in sales of licensed character brands, partially offset by growth in sales of core Fisher-Price® and Power Wheels® products.

Operating profit in the US Girls segment increased by 22% to $46.8 million in 2002, largely due to increased sales and lower overhead spending. Operating profit in the US Boys-Entertainment segment improved from $1.9 million in 2001 to $8.1 million in 2002, due to increased sales, improved gross margin, and lower overhead spending. Operating profit in the US Infant & Preschool segment decreased from $3.8 million in 2001 to $1.6 million in 2002, primarily due lower volume. The International segment operating profit (loss) improved from a loss of $11.7 million in 2001 to profit of $4.0 million in 2002, largely due to increased volume and improved gross margin.

Financial Realignment Plan

During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling and administrative expenses; operating profit; and cash flow. The plan will require a total pre-tax charge estimated at $250 million, or $170 million after-tax, of which approximately $110 million represents cash expenditures and $60 million represents non-cash writedowns. Mattel intends to fund the cash outlay from existing cash balances and internally generated cash flows from operations.

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

Through March 31, 2002, Mattel has recorded pre-tax charges totaling $196.0 million, or approximately $133 million after-tax, related to this plan. Of the total charge, $125.2 million (approximately $84 million after-tax) was recorded in 2000, $50.2 million (approximately $35 million after-tax) was recorded in 2001, and $20.6 million (approximately $14 million after-tax) was recorded in the first quarter of 2002. In accordance with generally accepted accounting principles, future pre-tax implementation costs of approximately $54 million have not been accrued as of March 31, 2002. Management expects to record these costs over the next eighteen months.

The	following are the major initiatives included in the financial realignment plan:

•	Reduce excess manufacturing capacity;

•	Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

•	Eliminate product lines that do not meet required levels of profitability;

•	Improve supply chain performance and economics;

•	Implement an information technology strategy aimed at achieving operating efficiencies;

•
Eliminate positions at US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

•	Close and consolidate certain international offices.

In April 2001, as part of the financial realignment plan, Mattel announced the closure of its Murray, Kentucky manufacturing facility (the “North American Strategy”). Production from this facility will be consolidated into other Mattel-owned and operated facilities in North America. This action is one of the realignment measures taken to lower costs. Mattel believes that this action was necessary to maintain a competitive cost structure in today’s global marketplace. Manufacturing is scheduled to cease at the Murray location at the end of May 2002.

In January 2002, as part of the financial realignment plan, Mattel implemented further headcount reductions of approximately 240 positions or 7% at its US-based headquarters locations through a combination of layoffs, elimination of open requisitions, attrition and retirements.

Additionally, in 2002, Mattel commenced a long-term information technology strategy aimed at achieving operating efficiencies and cost savings across all disciplines. The program is focused on simplifying Mattel’s organization by defining common global processes based on industry best practices, streamlining its organizational structure by eliminating redundancies, and upgrading its systems to have greater visibility to information and data on a global basis.

Through December 31, 2001, Mattel recorded $38.6 million of pre-tax restructuring charges in connection with the financial realignment plan, of which approximately $12 million was not yet paid. These charges were largely related to the initial elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities. In the first quarter of 2002, Mattel recorded a $14.8 million pre-tax restructuring charge in connection with the financial realignment plan, primarily related to the second phase of its elimination of positions at its US-based headquarters locations. Mattel plans to reduce its worldwide headcount by approximately 2,100 employees pursuant to the restructuring, of which approximately 1,200 are related to the North American Strategy. From inception through March 31, 2002, a total of approximately $26 million has been incurred related to the termination of nearly 1,600 employees, of which approximately 620 were terminated during the first quarter of 2002.

The components of the restructuring charges are as follows:

	Balance	2002	Amounts	Balance
	Dec. 31, 2001	Charges	Incurred	March 31, 2002
	(In millions)
Severance and other compensation	$9	$15	$(7)	$17
Lease termination costs	2	—	(1)	1
Other	1	—	—	1

	$12	$15	$(8)	$19

Liquidity and Capital Resources

Mattel’s primary source of liquidity for the first quarter was cash on hand at the beginning of the year. Cash flows used for operating activities improved by $90.3 million compared to the first quarter of 2001, largely due to the positive impact of better inventory management resulting from the supply chain initiatives. During the first quarter of 2002, Mattel invested $27.0 million of its cash flows in tooling and other fixed asset additions to support existing and new products and to support the global information technology project, compared to an investment of $38.6 million in the first quarter 2001. In the first quarter of 2001, Mattel invested in tooling and other fixed assets, including expansion of existing North American manufacturing facilities in anticipation of the closure of the Murray, Kentucky plant. Cash flows from financing activities decreased $314.8 million from the first quarter of 2001, primarily due to lower short-term borrowings.

Seasonal Financing

Mattel’s financing of seasonal working capital, and that of the industry taken as a whole, typically grows throughout the first half of the year and peaks in the third or fourth quarter, when accounts receivable are at their highest due to increased sales volume, and when inventories are at their highest in anticipation of expected second half sales volume. Mattel expects to finance its seasonal working capital requirements for the next twelve months by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables and using various short-term bank lines of credit. In addition, Mattel avails itself of individual short-term foreign credit lines with a number of banks, which will be used as needed to finance seasonal working capital requirements of certain foreign subsidiaries. In March 2002, Mattel amended and restated its existing domestic unsecured committed revolving credit facility into a $1.060 billion, 3-year facility that expires in 2005. Mattel elected not to renew its $400.0 million, 364-day unsecured committed credit facility which expired in March 2002. Mattel believes the cash on hand at the beginning of 2002, amounts available under its unsecured committed revolving credit facility, its uncommitted money market facility and its foreign credit lines will be adequate to meet its seasonal financing requirements.

Mattel’s accounts receivable sold, and therefore excluded from its consolidated balance sheets, is summarized as follows:

	March 31, 2002	March 31, 2001	Dec. 31, 2001
	(In millions)
Domestic factoring	$57.1	$52.5	$261.5
Foreign factoring	47.0	0.2	237.2

	$104.1	$52.7	$498.7

Financial Position

Mattel’s cash and short-term investments increased by $172.4 million to $246.7 million at March 31, 2002 compared to $74.3 million at March 31, 2001, largely due to cash flows generated from operating activities, partially offset by repayment of debt. Compared to year end 2001, cash and short-term investments decreased $369.9 million, primarily due to cash flows used for operating activities. Accounts receivable, net decreased by $235.2 million to $655.6 million at March 31, 2002 compared to $890.8 million at March 31, 2001, reflecting improved cash collections and higher factoring of accounts receivable. Excluding the increased factoring of receivables of approximately $51 million, accounts receivable, net declined by approximately $184 million versus the first quarter of 2001. Compared to year end 2001, accounts receivable, net decreased by $40.9 million. Inventories decreased by $85.6 million to $488.4 million at March 31, 2002 compared to $574.0 million at March 31, 2001. Inventories remained relatively unchanged from the balance at year end 2001. March 31, 2002, inventory levels were positively impacted by the execution of the supply chain initiatives and lower pre-build of inventory related to the planned closure of the Murray, Kentucky plant later in the year. Mattel’s goal is to continue improving its supply chain performance and thereby optimizing its accounts receivable and inventory levels. Prepaid expenses and other current assets increased by $71.9 million to $260.8 million at March 31, 2002 compared to first quarter 2001, largely due to increased prepaid income taxes and receivable collections deposits with banks. Property, plant and equipment, net decreased $18.5 million from March 31, 2001 to $605.1 million at March 31, 2002, mainly due to depreciation, partially offset by capital spending. Goodwill, net decreased by $407.1 million from March 31, 2001 to $685.6 million at March 31, 2002, due to the one-time $400.0 million pre-tax transition charge caused by the implementation of SFAS No. 142 and amortization, partially offset by the acquisition of Pictionary®, Inc. in June 2001. Other assets increased by $99.3 million and $154.7 million from March 31, 2001 and December 31, 2001, respectively, to $886.5 million at March 31, 2002, principally due to increased noncurrent deferred tax assets.

Short-term borrowings decreased $490.3 million to $28.2 million at March 31, 2002 compared to $518.5 million at March 31, 2001. Compared to year end 2001, short-term borrowings decreased $9.9 million. Current portion of long-term debt increased $173.8 million to $206.4 million at March 31, 2002 compared to $32.6 million at March 31, 2001, primarily due to the reclassification of 200 million of Euro Notes maturing in July 2002 from long-term debt.

A summary of Mattel’s capitalization is as follows:

	March 31, 2002		March 31, 2001		Dec. 31, 2001
	(In millions, except percentage information)
Medium-term notes	$480.0	18%	$510.0	18%	$480.0	17%
Senior notes	500.0	18	675.3	24	500.0	17
Other long-term debt obligations	40.7	2	41.5	2	40.9	1

Total long-term debt	1,020.7	38	1,226.8	44	1,020.9	35
Other long-term liabilities	169.9	6	179.4	6	184.2	6
Stockholders’ equity	1,528.6	56	1,405.3	50	1,738.5	59

	$2,719.2	100%	$2,811.5	100%	$2,943.6	100%

Total long-term debt decreased by $206.1 million at March 31, 2002 compared to March 31, 2001 due to the aforementioned reclassification of 200 million of Euro Notes and $30.0 million of term notes maturing in the next twelve months to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. Stockholders’ equity increased $123.3 million since March 31, 2001, primarily as a result of income from operations and cash received from exercise of employee stock options, partially offset by the cumulative effect of change in accounting principles related to the one-time transition charge caused by the implementation of SFAS No. 142 and payment of common dividends in the fourth quarter of 2001.

Mattel’s total debt to capital ratio, including current portion of long-term debt, improved from 56% at March 31, 2001 to 45% at March 31, 2002 due to the repayment of debt combined with improvement in its operating results. Mattel continues to target a goal of reducing the year end ratio to approximately one-third of capital and expects to make significant progress towards that goal by year end 2002.

Risk Management

Foreign Currency

Mattel’s results of operations and cash flows may be impacted by exchange rate fluctuations. Mattel seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings and intercompany invoicing. Mattel’s results of operations can also be affected by the translation of foreign revenues and earnings into US dollars. Mattel does not trade in financial instruments for speculative purposes.

Mattel has also entered into a cross currency interest rate swap to convert the interest and principal amount from Euros to US dollars on its 200 million Euro Notes due July 2002.

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, special charges, other non-recurring charges, cost savings, operating efficiencies and profitability. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time to time in other reports filed by Mattel with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

Competition and New Product Introductions

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences are continuously changing. In recent years there have been trends towards shorter life cycles for individual products, the phenomenon of children outgrowing toys at younger ages—particularly in favor of interactive and high technology products—and an increasing use of high technology in toys. In addition, Mattel competes with many other companies, both large and small, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current market share, and increase its market share or establish market share in new product categories, will depend on Mattel’s ability to satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of such products. If Mattel does not successfully meet these challenges in a timely and cost-effective manner, demand for its products will decrease and Mattel’s results of operations will suffer.

Seasonality, Managing Production and Predictability of Orders

Mattel’s business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period of September through December. As a result, Mattel’s annual operating results will depend, in large part, on sales during the relatively brief holiday season. Retailers are attempting to manage their inventories better, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. This in turn results in shorter lead times for production. Shortages of raw materials or components also may affect Mattel’s ability to produce products in time to meet retailer demand. These factors increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

Adverse General Economic Conditions

Mattel’s results of operations may be negatively affected by adverse changes in general economic conditions in the US and internationally, including adverse changes in the retail environment. These adverse changes may be as a result of softening global economies, wavering consumer confidence caused by the threat or occurrence of terrorist attacks such as those in the US on September 11, 2001, or other factors affecting economic conditions generally. Such changes may negatively affect the sales of Mattel’s products, increase exposure to losses for bad debt, or increase costs associated with manufacturing and distributing these products.

Customer Concentration

A small number of Mattel’s customers account for a large share of net sales. For the year ended December 31, 2001, Mattel’s three largest customers, Wal-Mart, Toys ‘R Us and Target, in the aggregate accounted for approximately 50% of net sales, and the ten largest customers in the aggregate accounted for approximately 64% of net sales. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason. In addition, some large chain retailers have begun to sell private-label toys designed and branded by the retailers themselves. Such toys may be sold at prices lower than comparable toys sold by Mattel, and may result in lower purchases of Mattel-branded products by such retailers.

Rationalization of Mass Market Retail Channel and Bankruptcy of Key Customers

Many of Mattel’s key customers are mass market retailers. The mass market retail channel has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. In 2001 and 2002, two large customers of Mattel filed for bankruptcy. Mattel’s sales to customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the control of Mattel. This could increase Mattel’s exposure to losses from bad debts. In addition, if these or other customers were to cease doing business as a result of bankruptcy, or otherwise, it could have a material adverse affect on Mattel’s business, financial condition and results of operations.

Litigation and Disputes

Mattel is involved in a number of litigation matters, including purported securities class action claims stemming from the merger with the Learning Company and the performance of the Learning Company division in the second half of 1999. An unfavorable resolution of the pending litigation could have a material adverse effect on Mattel’s financial condition and results of operations. The litigation may result in substantial costs and expenses and significantly divert the attention of Mattel’s management regardless of the outcome. There can be no assurance that Mattel will be able to achieve a favorable settlement of the pending litigation or obtain a favorable resolution of such litigation if it is not settled. In addition, current and future litigation, governmental proceedings, labor disputes or environmental matters could lead to increased costs or interruptions of normal business operations of Mattel.

Protection of Intellectual Property Rights

The value of Mattel’s business depends to a large degree on its ability to protect its intellectual property, including its trademarks, trade names, copyrights, patents and trade secrets in the US and around the world. Any failure by Mattel to protect its proprietary intellectual property and information, including any successful challenge to Mattel’s rights in intellectual property or material infringements of such property, could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Political Developments, including Trade Relations, and the Threat or Occurrence of Terrorist Activities

Mattel’s business is worldwide in scope, including operations in 36 countries. The deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the US and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition and results of operations. For example, a change in trade status for China could result in a substantial increase in the import duty of toys manufactured in China and imported into the US. In addition, the occurrence or threat of terrorist activities, and the responses to and results of such activities, could materially impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets and general economic conditions.

Manufacturing Risk

Mattel owns and operates manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia and Thailand. A risk of political instability and civil unrest exists in these countries, which could temporarily or permanently damage Mattel’s manufacturing operations located there. Mattel’s business, financial position and results of operations would be negatively impacted by a significant disruption to its manufacturing operations or suppliers.

Financial Realignment Plan

Mattel announced a significant financial realignment plan in 2000, which was designed to improve gross margins; selling and administrative expenses; operating profit; and cash flow. See “Financial Realignment Plan” and Part I “Financial Information—Note 14 to the Consolidated Financial Information.” The financial realignment plan requires substantial management and financial resources to implement. The plan may not achieve intended cost reductions or adequately address significant operating issues. The failure of the plan to meet its objectives in whole or in part, or any delay in implementing the plan, could have a material adverse effect on Mattel’s business, financial condition and results of operations. In 2002, as part of the financial realignment plan, Mattel commenced a long-term information technology strategy to help it better manage the business, while lowering costs in procurement, finance, distribution and manufacturing. The failure of this program to meet its objectives in whole or in part, or any delay in implementing the program, could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Financing Matters

Increases in interest rates, both domestically and internationally, could negatively affect Mattel’s cost of financing both its operations and investments. Foreign currency exchange fluctuations may affect Mattel’s reportable income and cash flows. Reductions in Mattel’s credit ratings may increase the cost of obtaining financing. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal borrowing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Advertising and Promotion

Mattel’s products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Mattel’s ability to sell products is dependent in part upon the success of such programs. If Mattel does not successfully market its products or if the cost of media or other advertising or promotional programs increases, these factors could have a material adverse affect on Mattel’s business, financial condition and results of operations.

Success of New Initiatives

Mattel has announced initiatives to improve the execution of its core business, globalize and extend Mattel’s brands, catch new industry trends and develop employees. Successful implementation of Mattel’s initiatives will require substantial resources and the attention of Mattel’s management team. Failure to implement successfully any of these initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Changes in Laws and Regulations

Mattel operates in a highly regulated environment in the US and internationally. US federal, state and local governmental entities and foreign governments regulate many aspects of Mattel’s business including its products and the importation and export of its products. Such regulations may include taxes, trade restrictions, regulations regarding financial matters, safety, environmental regulations and other administrative and regulatory restrictions. Changes in laws or regulations may lead to increased costs or the interruption of normal business operations.

Acquisitions, Dispositions and Takeover Defenses

Mattel may engage in acquisitions, mergers or dispositions, which may affect the revenues, profit, profit margins, debt-to-equity ratios, capital expenditures, or other aspects of Mattel’s business. In addition, Mattel has certain anti-takeover provisions in its charter and by-laws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.

If any of the risks and uncertainties described in the cautionary factors listed above actually occurs, Mattel’s business, financial condition and results of operations could be materially and adversely affected. The factors listed above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could materially and adversely impact Mattel’s business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all such factors on Mattel’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Litigation Related to Learning Company

Following Mattel’s announcement in October 1999 of the expected results of its Learning Company division for the third quarter of 1999, several of Mattel’s stockholders filed purported class action complaints naming Mattel and certain of its present and former officers and directors as defendants. The complaints generally allege, among other things, that the defendants made false or misleading statements, in the joint proxy statement for the merger of Mattel and Learning Company and elsewhere, that artificially inflated the price of Mattel’s common stock.

In March 2000, these shareholder complaints were consolidated into two lead cases: Thurber v. Mattel, Inc. et al. (containing claims under §10(b) of the 1934 Securities Exchange Act (“Act”)) and Dusek v. Mattel, Inc. et al (containing claims under §14(a) of the Act). In January 2001, the Court granted defendants’ motions to dismiss both Thurber and Dusek, and gave plaintiffs leave to amend. In December 2001, the Court denied defendants’ motions to dismiss the amended complaints in both Thurber and Dusek. In each case, the plaintiffs have asked for compensatory damages. Both Thurber and Dusek are currently pending in the United States District Court for the Central District of California.

Other purported class action litigation has been brought against Mattel as successor to Learning Company and the former directors of Learning Company on behalf of former stockholders of Broderbund Software, Inc. who acquired shares of Learning Company in exchange for their Broderbund common stock in connection with the Learning Company-Broderbund merger on August 31, 1998. The consolidated complaint in In re Broderbund generally alleges that Learning Company misstated its financial results prior to the time it was acquired by Mattel. The defendants’ motion to dismiss the complaint in In re Broderbund was granted in May 2001, and the case was dismissed. The In re Broderbund plaintiffs appealed the dismissal, and the case is currently pending before the Ninth Circuit Court of Appeals, which has scheduled oral argument for June 4, 2002. The plaintiffs have asked for compensatory damages.

Several stockholders have filed derivative complaints on behalf and for the benefit of Mattel, alleging, among other things, that Mattel’s directors breached their fiduciary duties, wasted corporate assets, and grossly mismanaged Mattel in connection with Mattel’s acquisition of Learning Company and its approval of severance packages to certain former executives. These derivative actions have been filed in the Court of Chancery in Delaware, in Los Angeles Superior Court in California, and in the United States District Court for the Central District of California, and are all in a preliminary stage. The plaintiffs have asked for unspecified monetary damages. Plaintiffs in the California state court actions filed an amended consolidated complaint in February 2002. In May 2002, the Court in the California state court actions sustained, without leave to amend, defendants’ demurrer to the amended consolidated complaint, on the ground that plaintiffs failed to make pre-suit demand on the Board of Directors.

Mattel believes that the actions are without merit and intends to defend them vigorously.

Environmental

—Beaverton, Oregon

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

In November 1998, Mattel and another potentially responsible party entered into a consent order with the Oregon Department of Environmental Quality to conduct a remedial investigation/feasibility study at the property, to propose an interim remedial action measure, and to continue the community outreach program. Mattel has satisfied the requirements of the consent order, and is in negotiations with the state regarding its future role. Mattel has recorded pre-tax charges totaling $19.0 million for environmental remediation costs related to this property, based on the completion and approval of the remediation plan and feasibility study. Approximately $3 million has been incurred through March 31, 2002, largely related to attorney fees, consulting work and an employee medical screening program.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

11.0	Computation of Income (Loss) per Common and Common Equivalent Share

12.0	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(b)  Reports on Form 8-K

Mattel filed the following Current Report on Form 8-K during the quarterly period ended March 31, 2002:

Date of Report	Items Reported	Financial Statements Filed
February 13, 2002	5,7	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTEL, INC.
(Registrant)

By:	/s/ DOUGLAS E. KERNER
Douglas E. Kerner Senior Vice President and Corporate Controller

Date: As of May 14, 2002