Form 10-Q
period 2002-06-30
MATTEL INC /DE/
filed 2002-08-09
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-05647

MATTEL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1567322 (I.R.S. Employer Identification No.)

333 Continental Boulevard, El Segundo, California (Address of principal executive offices)	90245-5012 (Zip Code)

(Registrant’s telephone number, including area code) (310) 252-2000

(Former name, former address and former fiscal year, if changed since last report)
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of shares outstanding of registrant’s common stock, $1.00 par value, (including 393,767 common shares issuable upon exchange of outstanding exchangeable shares of Softkey Software Products Inc.) as of August 2, 2002:    436,803,509 shares

PART I—FINANCIAL INFORMATION

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	June 30, 2001	Dec. 31, 2001
	(Unaudited)	(Unaudited)
	(In thousands)
ASSETS
Current Assets
Cash and short-term investments	$171,838	$40,720	$616,604
Accounts receivable, net	720,805	947,817	696,572
Inventories	568,276	692,769	487,505
Prepaid expenses and other current assets	268,786	181,974	291,915

Total current assets	1,729,705	1,863,280	2,092,596

Property, Plant and Equipment
Land	33,752	33,086	33,273
Buildings	270,159	258,348	267,719
Machinery and equipment	620,673	587,697	616,609
Capitalized leases	23,271	23,271	23,271
Leasehold improvements	84,298	73,935	81,628

	1,032,153	976,337	1,022,500
Less: accumulated depreciation	572,608	513,536	550,073

	459,545	462,801	472,427
Tools, dies and molds, net	142,731	155,601	154,295

Property, plant and equipment, net	602,276	618,402	626,722

Other Noncurrent Assets
Goodwill	696,762	1,108,035	1,089,362
Other assets	920,859	806,478	731,881

	$3,949,602	$4,396,195	$4,540,561

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2002	June 30, 2001	Dec. 31, 2001
	(Unaudited)	(Unaudited)
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$31,920	$620,095	$38,108
Current portion of long-term debt	228,923	62,649	210,090
Accounts payable	268,221	298,454	334,247
Accrued liabilities	478,783	445,250	774,743
Income taxes payable	208,890	182,464	239,793

Total current liabilities	1,216,737	1,608,912	1,596,981

Long-Term Liabilities
Long-term debt	990,505	1,191,112	1,020,919
Other	171,500	189,298	184,203

Total long-term liabilities	1,162,005	1,380,410	1,205,122

Stockholders’ Equity
Special voting preferred stock $1.00 par value, $10.00 liquidation preference per share, one share authorized, issued and outstanding, representing the voting rights of 0.4 million, 1.3 million and 1.1 million outstanding exchangeable shares, respectively	—	—	—
Common stock $1.00 par value, 1.0 billion shares authorized; 437.0 million shares, 435.8 million shares, and 436.3 million shares issued, respectively	437,023	435,823	436,307
Additional paid-in capital	1,555,386	1,654,268	1,638,993
Treasury stock at cost; 0.7 million shares, 6.3 million shares, and 5.4 million shares, respectively	(20,620)	(190,907)	(161,944)
(Accumulated deficit) retained earnings	(103,667)	(183,311)	132,900
Accumulated other comprehensive loss	(297,262)	(309,000)	(307,798)

Total stockholders’ equity	1,570,860	1,406,873	1,738,458

	$3,949,602	$4,396,195	$4,540,561

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(Unaudited; in thousands, except per share amounts)
Net Sales	$804,444	$836,280	$1,546,428	$1,551,446
Cost of sales	450,086	475,810	860,176	880,987

Gross Profit	354,358	360,470	686,252	670,459
Advertising and promotion expenses	82,858	84,927	165,529	164,590
Other selling and administrative expenses	216,327	214,303	426,234	419,622
Amortization of goodwill	—	11,472	—	23,027
Restructuring and other charges	6,900	13,000	21,700	13,000
Interest expense	29,073	39,568	58,680	74,512
Other (income) expense, net	(6,449)	3,992	(5,072)	11,730

Income (Loss) Before Income Taxes and the Cumulative Effect of Change in Accounting Principles	25,649	(6,792)	19,181	(36,022)
Provision (benefit) for income taxes	6,071	(1,937)	3,554	(9,129)

Income (Loss) Before the Cumulative Effect of Change in Accounting Principles	19,578	(4,855)	15,627	(26,893)
Cumulative effect of change in accounting principles, net of tax	—	—	(252,194)	(12,001)

Net Income (Loss) Applicable to Common Shares	$19,578	$(4,855)	$(236,567)	$(38,894)

Income (Loss) Per Common Share—Basic
Income (loss) before the cumulative effect of change in accounting principles	$0.04	$(0.01)	$0.04	$(0.06)
Cumulative effect of change in accounting principles	—	—	(0.58)	(0.03)

Net income (loss)	$0.04	$(0.01)	$(0.54)	$(0.09)

Weighted average number of common shares	436,134	430,909	434,402	430,425

Income (Loss) Per Common Share—Diluted
Income (loss) before the cumulative effect of change in accounting principles	$0.04	$(0.01)	$0.03	$(0.06)
Cumulative effect of change in accounting principles	—	—	(0.57)	(0.03)

Net income (loss)	$0.04	$(0.01)	$(0.54)	$(0.09)

Weighted average number of common and common equivalent shares	442,163	430,909	440,302	430,425

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2002	June 30, 2001
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(236,567)	$(38,894)
Adjustments to reconcile net loss to net cash flows from operating activities:
Cumulative effect of change in accounting principles, net of tax	252,194	12,001
Noncash derivative loss	—	5,532
Depreciation	92,031	105,895
Amortization	4,721	30,852
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(18,468)	(126,569)
Inventories	(74,248)	(216,466)
Prepaid expenses and other current assets	29,145	(2,331)
Accounts payable, accrued liabilities and income taxes payable	(410,970)	(292,781)
Deferred income taxes	(33,260)	(20,771)
Other, net	(533)	(4,681)

Net cash flows used for operating activities	(395,955)	(548,213)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(35,436)	(41,955)
Purchases of other property, plant and equipment	(27,567)	(45,892)
Proceeds from sale of other property, plant and equipment	1,543	2,577
Other, net	(2,734)	(458)

Net cash flows used for investing activities	(64,194)	(85,728)

Cash Flows From Financing Activities:
Short-term borrowings, net	(1,789)	404,754
Payment of long-term debt	(30,000)	—
Exercise of stock options	45,439	41,697
Other, net	(449)	(261)

Net cash flows from financing activities	13,201	446,190

Effect of Exchange Rate Changes on Cash	2,182	(3,918)

Decrease in Cash and Short-term Investments	(444,766)	(191,669)
Cash and Short-term Investments at Beginning of Period	616,604	232,389

Cash and Short-term Investments at End of Period	$171,838	$40,720

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

1.  The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of Mattel, Inc. and its subsidiaries’ (“Mattel”) financial position and interim results as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. Because Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2001 Annual Report to Stockholders filed on Form 10-K.

2.  Effective on January 1, 2002, Mattel adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which superceded Accounting Principles Board (“APB”) Opinion No. 17, Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. In accordance with the adoption of SFAS No. 142, Mattel ceased amortization of goodwill and tested its goodwill and other intangible assets for impairment based on a combination of the fair value of the cash flows that the business can be expected to generate in the future (Income Approach) and the fair value of the business as compared to other similar publicly traded companies (Market Approach). As a result of implementing SFAS No. 142, Mattel recorded a one-time transition adjustment of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the Pleasant Company reporting unit goodwill.

Prior to implementing SFAS No. 142, Mattel reviewed all goodwill assets for impairment under the methodology of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The undiscounted cash flows associated with all goodwill assets were in excess of the book value of the related goodwill assets, including Pleasant Company goodwill. Therefore, no goodwill assets, including Pleasant Company’s goodwill, were considered impaired under SFAS No. 121.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

The following table provides a reconciliation of the net loss reported for the three- and six-month periods ended June 30, 2001, adjusted for goodwill amortization had SFAS No. 142 been applied as of January 1, 2001:

	For the Three Months Ended June 30, 2001			For the Six Months Ended June 30, 2001
		Earnings Per Share			Earnings Per Share
	Amount	Basic	Diluted	Amount	Basic	Diluted
	(In thousands, except per share amounts)
Reported net loss applicable to common shares	$(4,855)	$(0.01)	$(0.01)	$(38,894)	$(0.09)	$(0.09)
Addback: goodwill amortization, net of tax	8,356	0.02	0.02	16,740	0.04	0.04

Adjusted net income (loss) applicable to common shares	$3,501	$0.01	$0.01	$(22,154)	$(0.05)	$(0.05)

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2002, is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

	Balance Dec. 31, 2001	Impairment Charge	Foreign Exchange	Balance June 30, 2002
	(In thousands)
Pleasant Company	$607,562	$(399,991)	$—	$207,571
US Girls	29,794	—	1,398	31,192
US Boys—Entertainment	53,749	—	106	53,855
US Infant & Preschool	215,379	—	267	215,646
International	182,878	—	5,620	188,498

	$1,089,362	$(399,991)	$7,391	$696,762

Identifiable intangibles of $18.1 million (June 30, 2002), $23.1 million (June 30, 2001), and $20.5 million (December 31, 2001) are included in other assets in the consolidated balance sheets.

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

In the first quarter of 2002, Mattel implemented Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. Net sales, gross profit and advertising and promotion expenses have been restated in the consolidated statement of operations for the three- and six-month periods ended June 30, 2001 to reflect the reclassification of sales incentives or certain consideration offered by Mattel to its vendors as a result of implementing this EITF Issue.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

4.  Accounts receivable are shown net of allowances for doubtful accounts of $35.5 million (June 30, 2002), $27.9 million (June 30, 2001), and $55.9 million (December 31, 2001).

5.  Inventories are comprised of the following:

	June 30, 2002	June 30, 2001	Dec. 31, 2001
	(In thousands)
Raw materials and work in progress	$51,824	$51,490	$34,922
Finished goods	516,452	641,279	452,583

	$568,276	$692,769	$487,505

6.  Other assets include the following:
	June 30, 2002	June 30, 2001	Dec. 31, 2001
	(In thousands)
Deferred income taxes	$650,331	$535,462	$464,689
Other	270,528	271,016	267,192

	$920,859	$806,478	$731,881

7.  Short-term borrowings include the following:

	June 30, 2002	June 30, 2001	Dec. 31, 2001
	(In thousands)
Notes payable	$31,920	$346,867	$38,108
Commercial paper	—	273,228	—

	$31,920	$620,095	$38,108

8.  Long-term debt includes the following:
	June 30, 2002	June 30, 2001	Dec. 31, 2001
	(In thousands)
Euro notes due 2002	$—	$169,800	$—
Unsecured term loan due 2003	200,000	200,000	200,000
6% senior notes due 2003	150,000	150,000	150,000
6-1/8% senior notes due 2005	150,000	150,000	150,000
Medium-term notes	450,000	480,000	480,000
10.15% mortgage note due 2005	40,505	41,312	40,919

	$990,505	$1,191,112	$1,020,919

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

9.  Comprehensive loss is as follows:

	For the Six Months Ended
	June 30, 2002	June 30, 2001
	(In thousands)
Income (loss) before the cumulative effect of change in accounting principles	$15,627	$(26,893)
Cumulative effect of change in accounting principles	(252,194)	(12,001)

Net loss	(236,567)	(38,894)
Currency translation adjustments	21,987	(21,089)
Net unrealized gain (loss) on derivative instruments:
Unrealized gains (losses)	(14,290)	11,382
Reclassification adjustment for realized (gains) losses included in net loss	2,839	(5,156)

	(11,451)	6,226

Net unrealized losses on securities:
Unrealized holding losses	—	(101)
Reclassification adjustment for realized losses included in net loss	—	12,001

	—	11,900

	$(226,031)	$(41,857)

10.  Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. For the six months ended June 30, 2002, currency translation adjustments resulted in a net gain of $22.0 million, with gains from the strengthening of the Euro, British pounds sterling and Indonesian rupiah against the US dollar being partially offset by losses from the weakening of the Mexican peso against the US dollar. For the six months ended June 30, 2001, currency translation adjustments resulted in a net loss of $21.1 million, with losses from the weakening of the British pounds sterling and Indonesian rupiah being partially offset by gains from the strengthening of the Mexican peso.

Gains and losses from unhedged foreign currency transactions include gains and losses realized on unhedged inventory purchases and from intercompany receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses realized on unhedged inventory purchases are recognized as a component of cost of sales. Gains and losses on unhedged intercompany receivables and payables balances are recognized as a component of other (income) expense, net in the period in which the exchange rate changes.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Transaction gains and losses included in the results of operations for the three- and six-month periods ended June 30 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(In thousands)
Cost of sales	$(4,761)	$(7,521)	$(10,499)	$(11,113)
Other (income) expense, net	(7,957)	2,034	(6,849)	6,325

Net transaction (gain) loss	$(12,718)	$(5,487)	$(17,348)	$(4,788)

11.  On April 2, 2002, Mattel issued 1.4 million common shares to Warner Bros. Consumer Products as a result of a cashless exercise of their stock warrant issued in connection with the Harry Potter™ licensing agreement. Mattel has no further obligation to issue shares under this warrant.

12.  On June 27, 2002, the board of directors of Mattel’s Canadian subsidiary, Softkey Software Products Inc., accelerated the automatic redemption date of the outstanding exchangeable shares of Softkey Software Products Inc. that are not owned by Mattel, its subsidiaries or any entity controlled by Mattel. Concurrently, Mattel exercised its right to acquire these exchangeable shares on the automatic redemption date. On January 7, 2003, Mattel will acquire any exchangeable shares not previously exchanged and will issue to the holders of such exchangeable shares 1.2 shares of Mattel common stock for each such exchangeable share. Mattel will also pay holders cash equal to any unpaid dividends. As of June 30, 2002, there were approximately 75 registered shareholders (other than Mattel and its affiliates) holding a total of 338,319 exchangeable shares.

13.  Other selling and administrative expenses include research and development expenses of $38.3 million and $43.0 million, and $76.0 million and $85.6 million, for the three- and six-month periods ended June 30, 2002 and 2001, respectively.

14.  Basic income (loss) per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares and common shares obtainable upon the exchange of the exchangeable shares of Mattel’s Canadian subsidiary, Softkey Software Products Inc., outstanding during each period.

Diluted income (loss) per common share is computed by dividing diluted earnings available to common stockholders by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Mattel’s Canadian subsidiary, Softkey Software Products Inc., and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, as applicable. Dilutive securities are included in the calculation of weighted average shares outstanding for those periods in which Mattel recorded income before the cumulative effect of change in

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

accounting principles. For the three- and six-month periods ended June 30, 2002, other nonqualified stock options totaling 12.8 million and 19.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For both the three- and six-month periods ended June 30, 2002, premium price stock options totaling 13.6 million were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

15.  Supplemental disclosure of cash flow information is as follows:

	For the Six Months Ended
	June 30, 2002	June 30, 2001
	(In thousands)
Cash payments during the period:
Interest	$62,746	$80,769
Income taxes	32,565	21,300
Noncash investing and financing activities during the period:
Marketable securities tendered for debt repayment	$—	$10,144
Liability for Pictionary® acquisition	5,700	25,482

16.  The tables below present information about segment revenues, operating profit and assets. Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment is further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. The US Girls segment includes products such as Barbie®, Polly Pocket!®, Diva Starz™, What’s Her Face!™, and American Girl®. The US Boys-Entertainment segment includes Hot Wheels®, Matchbox®, and Tyco® Radio Control vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Max Steel™, and games and puzzles (collectively “Entertainment”) products. The US Infant & Preschool segment includes Fisher-Price®, Disney preschool and plush, Power Wheels®, Sesame Street®, Barney™, and other preschool products. The International segment sells products in all toy categories. Segment revenues do not include sales adjustments such as trade discounts and other allowances. However, such adjustments are included in the determination of segment income from operations. Segment income from operations represents income before interest expense, income taxes and the cumulative effect of change in accounting principles, while the consolidated income (loss) from operations represents income (loss) before income taxes and the cumulative effect of change in accounting principles as reported in the consolidated statements of operations. The segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

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

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Accordingly, segment operating profit (loss) for 2001 has been restated to exclude goodwill amortization of $11.5 million and $23.0 million for the three-and six-month periods ended June 30, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(In thousands)
Revenues
Domestic:
US Girls	$221,030	$235,498	$447,319	$459,051
US Boys—Entertainment	119,761	133,142	256,199	267,806
US Infant & Preschool	228,436	244,375	400,785	430,564
Other	2,699	1,150	5,282	2,586

Total Domestic	571,926	614,165	1,109,585	1,160,007
International	315,251	305,380	588,107	539,963

	887,177	919,545	1,697,692	1,699,970
Sales adjustments	(82,733)	(83,265)	(151,264)	(148,524)

Net sales	$804,444	$836,280	$1,546,428	$1,551,446

Operating Profit (Loss)
Domestic:
US Girls	$45,215	$53,096	$92,014	$91,517
US Boys—Entertainment	7,910	1,822	15,991	3,700
US Infant & Preschool	12,723	15,008	14,358	18,782

Total Domestic	65,848	69,926	122,363	113,999
International	22,953	4,382	26,949	(7,272)

	88,801	74,308	149,312	106,727
Interest expense	(29,073)	(39,568)	(58,680)	(74,512)
Goodwill amortization	—	(11,472)	—	(23,027)
Corporate and other (a)	(34,079)	(30,060)	(71,451)	(45,210)

Income (loss) before income taxes and the cumulative effect of change in accounting principles	$25,649	$(6,792)	$19,181	$(36,022)

(a)
For the three months ended June 30, 2002 and June 30, 2001, corporate and other includes $15.0 million and $20.8 million, respectively, of charges related to the financial realignment plan (see Note 17). For the six months ended June 30, 2002, corporate and other includes $35.6 million of charges related to the financial realignment plan. For the six months ended June 30, 2001, corporate and other includes $27.8 million of charges related to the financial realignment plan and a $5.5 million loss on derivative instruments.

	June 30, 2002	June 30, 2001	Dec. 31, 2001
	(In thousands)
Assets
Domestic:
US Girls	$295,126	$380,953	$236,104
US Boys—Entertainment	174,337	212,630	141,992
US Infant & Preschool	271,878	376,568	250,603

Total Domestic	741,341	970,151	628,699
International	469,575	585,010	488,352

	1,210,916	1,555,161	1,117,051
Corporate and other	78,165	85,425	67,026

Accounts receivable and inventories	$1,289,081	$1,640,586	$1,184,077

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

Mattel sells a broad variety of toy products, which are grouped into three major categories: Girls, Boys-Entertainment and Infant & Preschool. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(In thousands)
Girls	$378,052	$379,457	$748,698	$717,475
Boys—Entertainment	209,703	219,843	419,688	415,372
Infant & Preschool	296,977	316,783	522,997	559,849
Other	2,445	3,462	6,309	7,274

	887,177	919,545	1,697,692	1,699,970
Sales adjustments	(82,733)	(83,265)	(151,264)	(148,524)

Net sales	$804,444	$836,280	$1,546,428	$1,551,446

17.  During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling and administrative expenses; operating profit; and cash flow. The plan will require a total pre-tax charge estimated at $250 million, or $170 million on an after-tax basis, of which approximately $110 million represents cash expenditures and $60 million represents non-cash writedowns. Through June 30, 2002, Mattel has recorded pre-tax charges totaling $211.0 million, or approximately $143 million after-tax, related to this plan. Of the total charge, $125.2 million (approximately $84 million after-tax) was recorded in 2000, $50.2 million (approximately $35 million after-tax) was recorded in 2001, and $35.6 million (approximately $24 million after-tax) was recorded in the first half of 2002. In accordance with generally accepted accounting principles, future pre-tax implementation costs of $39.0 million have not been accrued as of June 30, 2002. Management expects to record the remaining costs over approximately the next twelve months.

Expenditures are being made for the following initiatives under the plan:

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

In April 2001, as part of the financial realignment plan, Mattel announced the closure of its Murray, Kentucky manufacturing facility (the “North American Strategy”). Production from this facility has been consolidated into other Mattel-owned and operated facilities in North America. This action is one of the realignment measures taken to lower costs. Mattel believes that this action was necessary in order to maintain a competitive cost structure in today’s global marketplace. Manufacturing ceased at the Murray location at the end of May 2002.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION—(Continued)

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

Through December 31, 2001, Mattel recorded $38.6 million of pre-tax restructuring charges in connection with the financial realignment plan, of which $11.7 million was not yet paid. These charges were largely related to the initial elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities. In the first half of 2002, Mattel recorded a $21.7 million pre-tax restructuring charge in connection with the financial realignment plan, primarily related to the second phase of its elimination of positions at US-based headquarters locations, severance and other costs related to the Murray plant closure and consolidation of international offices. Mattel plans to reduce its worldwide headcount by approximately 2,300 employees pursuant to the restructuring, of which approximately 1,300 are related to the North American Strategy. From inception through June 30, 2002, a total of approximately $35 million has been incurred related to the termination of approximately 2,220 employees, of which 1,240 were terminated during the first half of 2002.

The components of the restructuring charges are as follows:

	Balance Dec. 31, 2001	2002 Charges	Amounts Incurred	Balance June 30, 2002
	(In millions)
Severance and other compensation	$8.8	$18.6	$(15.4)	$12.0
Lease termination costs	1.9	1.1	(1.1)	1.9
Other	1.0	2.0	(1.3)	1.7

	$11.7	$21.7	$(17.8)	$15.6

18.  On July 5, 2002, Mattel repaid its Euro 200 million aggregate principal amount of notes upon maturity.

19.  In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Consistent with the provisions of SFAS No. 146, Mattel’s previously issued financial statements will not be restated. Mattel is in the process of determining the impact SFAS No. 146 may have on Mattel’s financial position and results of operations when it becomes effective.

MATTEL, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I of this Quarterly Report. Mattel’s consolidated statements of operations for 2001 have been restated to include reclassifications of certain customer benefits and allowances to conform to the income statement requirements of Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. Additionally, effective January 2002, Mattel ceased amortization of its goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. To facilitate the comparison of current year segment results to that of the prior year, the segment operating income for 2001 has been restated to exclude goodwill amortization.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Girls—including Barbie® fashion dolls and accessories, Polly Pocket!®, Diva Starz™, What’s Her Face!™ and American Girl®

Boys-Entertainment—including Hot Wheels®, Matchbox®, and Tyco® Radio Control vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Max Steel™ and games and puzzles (collectively “Entertainment”)

Infant & Preschool—including Fisher-Price®, Power Wheels®, Sesame Street®, Disney preschool and plush, Winnie the Pooh®, Blue’s Clues®, Barney®, See ‘N Say®, Magna Doodle® and View-Master®

Mattel’s business is seasonal, and, therefore, results of operations are comparable only with corresponding periods.

Results of Continuing Operations—Second Quarter

Consolidated Results

Net income for the second quarter of 2002 was $19.6 million or $0.04 per diluted share as compared to a net loss of $4.9 million or $0.01 per diluted share in the second quarter of 2001. Profitability in the second quarter of 2002 was negatively impacted by a pre-tax charge of $15.0 million ($10.0 million after-tax) related to the financial realignment plan. Profitability in the second quarter of 2001 was negatively impacted by a pre-tax charge of $20.8 million ($15.0 million after-tax) related to the financial realignment plan. Included in the second quarter 2001 reported results was a pre-tax goodwill amortization charge of $11.5 million ($8.4 million after-tax). The combined effect of these items in 2001 resulted in after-tax charges totaling $23.4 million.

The following table provides a comparison of the reported results for 2002 versus 2001 along with charges related to the financial realignment plan and 2001 goodwill amortization:

	For the Three Months Ended June 30,
	2002		2001
	Reported Results	Charges	Reported Results	Charges & Goodwill
	(In millions)
Net sales	$804.4	$—	$836.2	$—

Gross profit	$354.4	$(3.8)	$360.4	$(7.2)
Advertising and promotion expenses	82.9	—	84.9	—
Other selling and administrative expenses	216.3	2.1	214.3	—
Restructuring and other charges	6.9	6.9	13.0	13.0
Amortization of goodwill	—	—	11.5	11.5
Other (income) expense, net	(6.4)	2.2	3.9	0.6

Operating income	54.7	(15.0)	32.8	(32.3)
Interest expense	29.1	—	39.6	—

Income (loss) before income taxes and the cumulative effect of change in accounting principles	$25.6	$(15.0)	$(6.8)	$(32.3)

Net sales in the second quarter were $804.4 million, a 4% decline from $836.2 million in 2001. Gross sales within the US decreased 7% from 2001 and accounted for 64% of consolidated gross sales in 2002 compared to 67% in 2001. In 2002, gross sales outside the US increased 3% from 2001. Excluding the favorable impact of foreign currency exchange, international gross sales were up 2% compared to 2001. Mattel’s strategic focus on globalization of brands has resulted in continued growth in the international segment. One of the challenges for 2002 is delivering sales growth and gaining market share in the US in light of the uncertain retail and consumer environment.

In the first half of 2002, Mattel executed a plan to better align its US shipments of product to retailers with consumer demand. Management believes this will cause a higher proportion of US shipments to occur in the second half of 2002, when consumer demand peaks, compared to previous years. While Mattel expects no impact on full year sales, this strategy put downward pressure on Mattel’s second quarter and first half US sales. Mattel expects to continue aligning its product shipments with consumer demand.

Worldwide gross sales in the Girls category were flat, or down 1% in local currency, to $378.1 million. Domestic sales decreased by 6% and international sales grew by 9%, or 7% in local currency. Worldwide growth in Polly Pocket!®, Diva Starz™, What’s Her Face!™ and American Girl® offset declines in Barbie® sales. Worldwide Barbie® sales were down by 10% for the second quarter. International Barbie® sales declined by 1% in 2002 compared to 25% growth in the second quarter of 2001. Domestic Barbie® sales were down by 17% in 2002, with two-thirds of the decline driven by a planned reduction in sales of the adult-targeted collector and holiday lines. Mattel intends to reduce its shipments of holiday dolls in 2002 to about one-half the amount shipped in 2001. This strategy will continue to have an impact on 2002 Barbie® sales domestically. Additionally in the first half of 2002, no holiday dolls were shipped, while in the first half of 2001 approximately one-third of the full year sales of holiday dolls were shipped. The remaining decrease in US Barbie® sales was largely due to better alignment of shipping to retailers to match consumer demand. American Girl® sales were up 13% compared to 2001, largely due to increased book sales and strong performance of the Chicago flagship store.

Worldwide gross sales in the Boys-Entertainment category declined 5%, or 4% in local currency, to $209.7 million. Domestic sales were down 10%, while international sales increased by 4%, or 5% in local currency. The worldwide Wheels business declined 4% due to a decrease in Hot Wheels® and Tyco® Radio Control, partially offset by growth in Matchbox® brands. Domestic Wheels sales were down 10% and international sales were up 7%. The Entertainment business declined 5%, as increased worldwide sales of Harry Potter™ and Nickelodeon® products were more than offset by the decline in the Disney entertainment business, which is being phased out this year. In July 2002, Mattel and Warner Bros. Consumer Products announced comprehensive, multi-year agreements granting Mattel master toy licenses for several of Warner Bros.’ core franchises, including Looney Tunes, Baby Looney Tunes, Batman, Superman and Justice League. The agreements, which take effect in January 2003, cover all global territories except Asia and include rights to market products based on any related theatrical releases or television programs that are produced during the period covered by the agreements.

Worldwide gross sales in the Infant & Preschool category declined 6%, or 7% in local currency, to $297.0 million. Domestic sales decreased by 7% and international sales declined by 5%, or 7% in local currency. Worldwide sales of core Fisher-Price® product were down 4%, with domestic and international sales declining 5% and 1%, respectively. Sales in the licensed character brands business continue to be weak in both the domestic and international markets.

Gross profit, as a percentage of net sales, was 44.1% in 2002, compared to 43.1% in 2001. Cost of sales in 2002 and 2001 includes $3.8 million and $7.2 million of charges, respectively, primarily related to the closure of the Murray, Kentucky plant as part of the financial realignment plan. Gross profit was positively impacted by savings realized from the financial realignment plan and lower product costs achieved through supply chain initiatives, partially offset by the negative impact of foreign exchange.

Advertising and promotion expenses were 10.3% of net sales in 2002, up 10 basis points as compared to 10.2% in 2001. Media costs, as a percentage of net sales, in the second quarter of 2002 remained at approximately the same level as in 2001.

Other selling and administrative expenses were $216.3 million or 26.9% of net sales in 2002, compared to 25.6% in 2001.

Other selling and administrative expenses increased in 2002 primarily due to higher incentive compensation accruals. Mattel’s incentive compensation plans are based on net operating profit after taxes less a capital charge and substantial progress has been made in improving this metric since last year. Excluding incentive compensation, other selling and administrative expenses declined, largely due to cost savings resulting from continued execution of the financial realignment plan and tight management of costs. Other selling and administrative expenses in 2002 include a $2.1 million charge, largely related to streamlining back office functions.

Other (income) expense, net was income of $6.4 million in 2002 compared to expense of $3.9 million in 2001, largely due to net foreign exchange gains totaling $8.0 million in 2002 compared to net foreign exchange losses totaling $2.0 million in 2001. Gains and losses on unhedged intercompany receivables and payables balances denominated in a currency other than the applicable functional currency are recognized as a component of other (income) expense, net in the period in which the exchange rate changes. Other income in 2002 included a $2.2 million charge, primarily related to the planned closure of the Murray, Kentucky facility. Other expense in 2001 included a $0.6 million charge for asset writedowns and other costs associated with implementing the North American Strategy.

Interest expense was $29.1 million in 2002 compared to $39.6 million in 2001 due to lower average borrowings, resulting from improvements in working capital and strengthening the balance sheet, and lower short-term rates. For full year 2002, Mattel expects interest expense to decrease compared to 2001, reflecting anticipated lower average borrowings combined with slightly lower short-term interest rates.

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

Effective January 1, 2002, Mattel ceased amortization of its goodwill in accordance with SFAS No. 142. To maintain a consistent basis for its measurement of performance and to facilitate a comparison of its current year segment results to that of the prior year, management revised its previously reported segment information to correspond to the earnings measurements by which the business segments are currently evaluated. Accordingly, segment operating profit (loss) for the second quarter of 2001 has been restated to exclude goodwill amortization of $11.5 million.

US Girls segment sales decreased by 6% in 2002 compared to 2001. A 17% decline in Barbie® sales was partially offset by growth in sales of Polly Pocket!®, Diva Starz™, What’s Her Face!™, and American Girl®. US Boys-

Entertainment segment sales decreased by 10% in 2002 compared to 2001. The US Wheels business decreased by 10%, while the US Entertainment business declined by 11%. US Infant & Preschool segment sales decreased by 7% due to declines in sales of core Fisher-Price®, Power Wheels® and licensed character brands. Management believes the overall decrease in US sales largely resulted from the impact of Mattel’s strategy to better align its shipments of product to retailers with consumer demand. This strategy put downward pressure on second quarter sales for all US business segments, but is expected to have no impact on full year US sales. International segment sales increased by 3% compared to last year. Excluding the favorable foreign exchange impact, sales grew by 2% due to increased sales of Wheels and Entertainment products, Polly Pocket!®, Diva Starz™ and What’s Her Face!™, partially offset by a decline in sales of Barbie®, Fisher-Price® and licensed character brand products.

Operating profit in the US Girls segment decreased by 15% to $45.2 million in 2002, largely due to lower sales volume. Operating profit in the US Boys-Entertainment segment improved from $1.8 million in 2001 to $7.9 million in 2002, mainly due to improved gross margin and lower overhead spending, partially offset by lower volume. Operating profit in the US Infant & Preschool segment decreased by 15% to $12.7 million in 2002, primarily due to lower sales volume. International segment operating profit improved from $4.4 million in 2001 to $23.0 million in 2002, largely due to increased volume and improved gross margin.

Results of Continuing Operations—First Half

Consolidated Results

Net loss for the first half of 2002 was $236.6 million or $0.54 per diluted share as compared to a net loss of $38.9 million or $0.09 per diluted share in the first half of 2001. In the first quarter of 2002, as a result of implementing SFAS No. 142, Mattel recorded a one-time transition adjustment of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the Pleasant Company reporting unit goodwill. Profitability in the first half of 2002 was also negatively impacted by a pre-tax charge of $35.6 million ($24.3 million after-tax) related to the financial realignment plan. The combined effect of these items resulted in after-tax charges totaling $276.5 million. In the first quarter of 2001, as a result of implementing SFAS No. 133, Mattel recorded a one-time transition adjustment of $12.0 million, net of tax, as the cumulative effect of change in accounting principles related to unrealized losses on the CyberPatrol securities that had been previously deferred in other accumulated comprehensive loss. Profitability in the first half of 2001 was also negatively impacted by a pre-tax charge of $27.8 million ($19.4 million after-tax) related to the financial realignment plan and a $5.5 million after-tax charge related to a loss on derivative instruments. Included in the first half 2001 reported results was a pre-tax goodwill amortization charge of $23.0 million ($16.7 million after-tax). The combined effect of these items resulted in after-tax charges totaling $53.6 million.

The following table provides a comparison of the reported results for 2002 versus 2001 along with charges related to the financial realignment plan, 2001 goodwill amortization and other nonrecurring charges:

	For the Six Months Ended June 30,
	2002		2001
	Reported Results	Charges	Reported Results	Charges & Goodwill
	(In millions)
Net sales	$1,546.4	$—	$1,551.4	$—

Gross profit	$686.3	$(7.8)	$670.4	$(13.8)
Advertising and promotion expenses	165.6	—	164.6	0.3
Other selling and administrative expenses	426.2	3.0	419.6	0.1
Restructuring and other charges	21.7	21.7	13.0	13.0
Amortization of goodwill	—	—	23.0	23.0
Other (income) expense, net	(5.0)	3.1	11.7	6.1

Operating income	77.8	(35.6)	38.5	(56.3)
Interest expense	58.7	—	74.5	—

Income (loss) before income taxes and the cumulative effect of change in accounting principles	$19.1	$(35.6)	$(36.0)	$(56.3)

Net sales in the first half of 2002 decreased slightly to $1,546.4 million, from $1,551.4 million in 2001. In local currency, net sales were flat with 2001. Gross sales within the US decreased 4% from 2001 and accounted for 65% of consolidated gross sales in 2002 compared to 68% in 2001. In 2002, gross sales outside the US increased 9% from 2001. Excluding the unfavorable impact of foreign currency exchange, international gross sales were up 10% compared to 2001.

Worldwide gross sales in the Girls category increased 4%, or 5% in local currency, to $748.7 million. Domestic sales decreased by 3% and international sales grew by 17% in both US dollars and local currency. The worldwide growth in the Girls category was driven by Polly Pocket!®, Diva Starz®, What’s Her Face!™, American Girl® and international sales of Barbie®. Worldwide Barbie® sales decreased 4% compared to 2001. A 10% decline in US Barbie® sales was partially offset by a 7% increase in international Barbie® sales.

Worldwide gross sales in the Boys-Entertainment category grew 1%, or 2% in local currency, to $419.7 million. Domestic sales decreased by 4%, while international sales increased by 11%, or 13% in local currency. The worldwide Wheels business increased 1% as growth in Matchbox® was partially offset by decreased sales of Hot Wheels® and Tyco® Radio Control brands. The Entertainment business grew slightly as increased worldwide sales of Harry Potter™ and Nickelodeon® products were offset by the decline in the Disney entertainment business.

Worldwide gross sales in the Infant & Preschool category declined 7%, or 6% in local currency, to $523.0 million. Domestic sales decreased by 7% and international sales declined by 6%, or 5% in local currency. Worldwide sales of core Fisher-Price® products were down 5%, with domestic sales declining 6% and international sales remaining flat with last year. Sales in the licensed character brands business continue to be weak in both the domestic and international markets.

Gross profit, as a percentage of net sales, was 44.4% in 2002, compared to 43.2% in 2001. Cost of sales in 2002 and 2001 includes $7.8 million and $13.8 million of charges, respectively, primarily related to the closure of the Murray, Kentucky plant as part of the financial realignment plan. Gross profit was positively impacted by savings realized from the financial realignment plan and lower product costs achieved through supply chain initiatives.

Advertising and promotion expenses were 10.7% of net sales in 2002, up 10 basis points as compared to 10.6% in 2001. Media costs, as a percentage of net sales, in the first half of 2002 remained at approximately the same level as in 2001.

Other selling and administrative expenses were $426.2 million, or 27.6% of net sales, in 2002, compared to 27.0% in 2001. Other selling and administrative expenses increased in 2002 mainly due to higher incentive compensation accruals. Mattel’s incentive compensation plans are based on net operating profit after taxes less a capital charge and substantial progress has been made in improving this metric since last year. Excluding incentive compensation, other selling and administrative expenses declined, largely due to cost savings resulting from the continued execution of the financial realignment plan and tight management of costs. Other selling and administrative expenses in 2002 include a $3.0 million charge, largely related to streamlining back office functions.

Other (income) expense, net was income of $5.0 million in 2002 compared to expense of $11.7 million in 2001, largely due to net foreign exchange gains totaling $6.8 million in 2002 compared to net foreign exchange losses totaling $6.3 million in 2001. Gains and losses on unhedged intercompany receivables and payables balances denominated in a currency other than the applicable functional currency are recognized as a component of other (income) expense, net in the period in which the exchange rate changes. Other income in 2002 included a $3.1 million charge, primarily related to the planned closure of the Murray, Kentucky facility. Other expense in 2001 included a $5.5 million loss on derivative instruments and a $0.6 million charge for asset writedowns and other costs associated with implementing the North American Strategy.

Interest expense was $58.7 million in 2002 compared to $74.5 million in 2001 due to lower average borrowings and lower short-term rates. For full year 2002, Mattel expects interest expense to decrease compared to 2001, reflecting anticipated lower average borrowings combined with slightly lower short-term interest rates.

Business Segment Results

US Girls segment sales decreased by 3% in 2002 compared to 2001. A 10% decline in Barbie® sales was partially offset by growth in sales of Polly Pocket!®, What’s Her Face!™ and American Girl®. US Boys-Entertainment segment sales decreased by 4% in 2002 compared to 2001. The US Wheels business declined by 2% and the US

Entertainment business declined by 10%. US Infant & Preschool segment sales decreased by 7% due to declines in sales of core Fisher-Price®, Power Wheels® and licensed character brands. Management believes the overall decrease in US sales largely resulted from the impact of Mattel’s strategy to better align its shipments of product to retailers with consumer demand. This strategy put downward pressure on first half sales for all US business segments, but is expected to have no impact on full year US sales. International segment sales increased by 9% compared to last year. Excluding the unfavorable foreign exchange impact, sales grew by 10% due to growth in Barbie®, Polly Pocket!®, Diva Starz™, What’s Her Face!™, Wheels and Entertainment products. Increases in these products were partially offset by a 5% decline in the Infant & Preschool category in local currency due to a decrease in sales of licensed character brands, partially offset by growth in sales of Power Wheels® products.

Operating profit in the US Girls segment increased by 1% to $92.0 million in 2002, largely due to lower overhead spending offset by decreased sales volume. Operating profit in the US Boys-Entertainment segment improved from $3.7 million in 2001 to $16.0 million in 2002, largely due to improved gross margin and lower overhead spending. Operating profit in the US Infant & Preschool segment decreased from $18.8 million in 2001 to $14.4 million in 2002, primarily due lower volume. The International segment operating profit (loss) improved from a loss of $7.3 million in 2001 to profit of $26.9 million in 2002, largely due to increased volume and improved gross margin.

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

Under the plan, Mattel expects to deliver initial cumulative cost savings of approximately $200 million by year-end 2003. However, there is no assurance that Mattel will be able to successfully implement all phases of its financial realignment plan or that it will realize the anticipated cost savings and improved cash flows.

A summary of the components of the financial realignment plan and the timeframe to complete implementation of the plan is as follows:

	Actual Charges			Projected Charges
	For the Year Ended		Year to Date	Balance of Year
	2000	2001	2002	2002	2003	Total
	(In millions)
Gross profit	$78.6	$28.2	$7.8	$6.5	$7.5	$128.6
Advertising and promotion expenses	4.8	0.3	—	—	—	5.1
Other selling and administrative expenses	5.9	1.5	3.0	5.6	10.0	26.0
Restructuring and other charges	22.9	15.7	21.7	4.0	3.0	67.3
Other expense, net	13.0	4.5	3.1	2.1	0.3	23.0

Pre-tax charges	$125.2	$50.2	$35.6	$18.2	$20.8	$250.0

Approximate after-tax charges	$84	$35	$24	$13	$14	$170

The charges referred to above represent expenditures for the following major initiatives:

•	Reduce excess manufacturing capacity;

•	Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

•	Eliminate product lines that do not meet required levels of profitability;

•	Improve supply chain performance and economics;

•	Implement an information technology strategy aimed at achieving operating efficiencies;

•
Eliminate positions at US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

•	Close and consolidate certain international offices.

In accordance with generally accepted accounting principles, future pre-tax implementation costs of $39.0 million have not been accrued as of June 30, 2002. Management expects to record these costs over approximately the next twelve months.

In April 2001, as part of the financial realignment plan, Mattel announced the closure of its Murray, Kentucky manufacturing facility (the “North American Strategy”). Production from this facility has been consolidated into other Mattel-owned and operated facilities in North America. This action is one of the realignment measures taken to lower costs. Mattel believes that this action was necessary to maintain a competitive cost structure in today’s global marketplace. Manufacturing ceased at the Murray location at the end of May 2002.

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

Through December 31, 2001, Mattel recorded $38.6 million of pre-tax restructuring charges in connection with the financial realignment plan, of which $11.7 million was not yet paid. These charges were largely related to the initial elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities. In the first half of 2002, Mattel recorded a $21.7 million pre-tax restructuring charge in connection with the financial realignment plan, primarily related to the second phase of its elimination of positions at its US-based headquarters locations, severance and other costs related to the Murray plant closure and consolidation of international offices. Mattel plans to reduce its worldwide headcount by approximately 2,300 employees pursuant to the restructuring, of which approximately 1,300 are related to the North American Strategy. From inception through June 30, 2002, a total of approximately $35 million has been incurred related to the termination of nearly 2,220 employees, of which approximately 1,240 were terminated during the first half of 2002.

The components of the restructuring charges are as follows:

	Balance Dec. 31, 2001	2002 Charges	Amounts Incurred	Balance June 30, 2002
	(In millions)
Severance and other compensation	$8.8	$18.6	$(15.4)	$12.0
Lease termination costs	1.9	1.1	(1.1)	1.9
Other	1.0	2.0	(1.3)	21.7

	$11.7	$21.7	$(17.8)	$15.6

Liquidity and Capital Resources

Mattel’s primary source of liquidity for the first half of 2002 was cash on hand at the beginning of the year. Cash flows used for operating activities improved by $152.3 million compared to the first half of 2001, largely due to the positive impact of better inventory management resulting from the supply chain initiatives. During the first half of 2002, Mattel invested $63.0 million in tooling and other fixed asset additions to support existing and new products and the global information technology project. In the first half of 2001, Mattel invested $87.8 million in tooling and other fixed assets, including expansion of existing North American manufacturing facilities in anticipation of the closure of the Murray, Kentucky plant. Mattel expects to invest approximately $180 to $200 million during fiscal year 2002 in capital expenditures, including support for its strategic information technology project and the continuation of the financial realignment plan. Cash flows from financing activities decreased $433.0 million from the first half of 2001, primarily due to lower short-term borrowings and repayment of $30.0 million in medium-term notes. In July 2002, Mattel repaid its 200 million of Euro Notes upon maturity by utilizing cash on hand and issuing commercial paper.

Seasonal Financing

Mattel’s financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, consistent with the industry taken as a whole, when inventories are at their highest levels in anticipation of expected second half sales volume and when accounts receivable are at their highest levels due to increased sales volume. Mattel expects to finance its seasonal working capital requirements for the next twelve months by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables and utilizing various short-term bank lines of credit. In addition, Mattel avails itself of individual short-term foreign credit lines with a number of banks, which will be used as needed to finance seasonal working capital requirements of certain foreign subsidiaries. In March 2002, Mattel amended and restated its existing domestic unsecured committed revolving credit facility into a $1.060 billion, 3-year facility that expires in 2005. Mattel believes the cash on hand at the beginning of 2002, amounts available under its domestic unsecured committed revolving credit facility, its uncommitted money market facility and its foreign credit lines will be adequate to meet its seasonal financing requirements. Mattel also has a $200.0 million senior unsecured term loan that matures in July 2003. Mattel’s domestic unsecured credit facility and the $200.0 million term loan contain a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each of the first three fiscal quarters of each year and at the end of each fiscal year. The credit agreement for the domestic unsecured credit facility and the loan agreement for the term loan specify the formulae to be used in calculating the ratio amounts. As of June 30, 2002, Mattel’s consolidated debt-to-capital ratio was 0.46 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 6.08 to 1 (compared to a minimum allowed of 3.50 to 1).

Mattel has a $300.0 million domestic receivables sales facility which is a sub-facility of Mattel’s $1.060 billion, 3-year domestic unsecured committed revolving credit facility. The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the $1.060 billion available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold. Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A. as administrative agent, Citicorp USA, Inc. and Fleet National Bank as syndication agents, and Societe Generale and BNP Paribas as documentation agents. Pursuant to the domestic receivables facility, Mattel Sales Corp. and Fisher-Price, Inc. (which are wholly-owned subsidiaries of Mattel) can sell trade receivables of WalMart Stores and Target Corporation to Mattel Factoring Inc. (“Mattel Factoring”), a Delaware corporation and wholly owned subsidiary of Mattel. Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility. Mattel Factoring is a consolidated subsidiary of Mattel. Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group. Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable on its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

Mattel’s subsidiaries Mattel International Holdings B.V., a Netherlands company, Mattel France S.A.S., a French company, and Mattel GmbH, a German company, have entered into a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH can sell trade receivables to a bank, Societe Generale Nederland N.V. The receivables sales are accounted for as a sale. As with the domestic receivables facility, each sale of accounts receivable is recorded on Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Nederland and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH dated July 1, 2002, the commitment termination date for the European receivables facility was extended to June 29, 2003.

The following chart shows the outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, and have been excluded from Mattel’s consolidated balance sheets as of the dates indicated:

	June 30, 2002	June 30, 2001	Dec. 31, 2001
	(In millions)
Receivables sold pursuant to the:
Domestic receivables facility	$56.0	$46.0	$261.5
European receivables facility	72.2	—	78.0
Other factoring arrangements	—	7.2	159.2

	$128.2	$53.2	$498.7

Financial Position

Mattel’s cash and short-term investments increased by $131.1 million to $171.8 million at June 30, 2002 compared to $40.7 million at June 30, 2001, largely due to cash flows generated from operating activities, partially offset by repayment of short-term borrowings and maturing debt. Compared to year end 2001, cash and short-term investments decreased $444.8 million, primarily due to cash flows used for operating activities. Accounts receivable, net decreased by $227.0 million to $720.8 million at June 30, 2002, compared to $947.8 million at June 30, 2001, reflecting improved cash collections and higher factoring of accounts receivable. Excluding the increased factoring of receivables of $75.0 million, accounts receivable, net declined by $152.0 million versus the second quarter of 2001. Compared to year end 2001, accounts receivable, net increased by $24.2 million. Excluding the decreased factoring of receivables of $370.5 million, accounts receivable, net decreased by $346.3 million from year end, primarily due to the seasonality of sales and collections. Inventories decreased by $124.5 million to $568.3 million at June 30, 2002, compared to $692.8 million at June 30, 2001. Inventory levels at June 30, 2002 were positively impacted by the execution of supply chain initiatives and lower pre-build of inventory related to the closure of the Murray, Kentucky plant. Since year end 2001, inventories increased by $80.8 as a result of seasonal inventory buildup to support sales later in the year. Mattel’s goal is to continue improving its supply chain performance and thereby optimizing its accounts receivable and inventory levels. Prepaid expenses and other current assets increased by $86.8 million to $268.8 million at June 30, 2002, compared to the second quarter of 2001, largely due to increased prepaid income taxes and receivable collections deposits with banks. Property, plant and equipment, net decreased by $16.1 million from June 30, 2001, to $602.3 million at June 30, 2002, mainly due to depreciation, partially offset by capital spending. Goodwill, net decreased by $411.3 million from June 30, 2001 to $696.8 million at June 30, 2002, due to the one-time $400.0 million pre-tax transition adjustment resulting from the implementation of SFAS No. 142 and amortization. Other assets increased by $114.4 million and $189.0 million from June 30, 2001 and December 31, 2001, respectively, to $920.9 million at June 30, 2002, principally due to increased noncurrent deferred tax assets resulting from the one-time transition adjustment made in connection with implementation of SFAS No. 142.

Short-term borrowings decreased $588.2 million to $31.9 million at June 30, 2002 compared to $620.1 million at June 30, 2001. Compared to year end 2001, short-term borrowings decreased $6.2 million. Current portion of long-term debt increased $166.3 million to $228.9 million at June 30, 2002 compared to $62.6 million at June 30, 2001, primarily due to the reclassification of 200 million of Euro Notes maturing in July 2002 from long-term debt, partially offset by repayment of medium-term notes.

A summary of Mattel’s capitalization is as follows:

	June 30, 2002		June 30, 2001		Dec. 31, 2001
	(In millions, except percentage information)
Medium-term notes	$450.0	16%	$480.0	17%	$480.0	17%
Senior notes	500.0	18	669.8	24	500.0	17
Other long-term debt obligations	40.5	2	41.3	1	40.9	1

Total long-term debt	990.5	36	1,191.1	42	1,020.9	35
Other long-term liabilities	171.5	6	189.3	7	184.2	6
Stockholders’ equity	1,570.9	58	1,406.9	51	1,738.5	59

	$2,732.9	100%	$2,787.3	100%	$2,943.6	100%

Total long-term debt decreased by $200.6 million at June 30, 2002 compared to June 30, 2001 due to the aforementioned reclassification of 200 million of Euro Notes and $30.0 million of medium-term notes maturing in the next twelve months to current portion of long-term debt. Total long-term debt declined by $30.4 million since year end 2001 due to the reclassification of medium-term notes to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. Stockholders’ equity increased $164.0 million since June 30, 2001, primarily as a result of income from operations and cash received from exercise of employee stock options, partially offset by the cumulative effect of change in accounting principles related to the one-time transition adjustment recorded upon implementation of SFAS No. 142 and payment of common dividends in the fourth quarter of 2001. The $167.6 million decrease in stockholders’ equity since year end 2001 was largely due to the SFAS No. 142 transition adjustment, offset by income from operations and cash received from exercise of employee stock options.

Mattel’s total debt to capital ratio, including current portion of long-term debt, improved from 57.1% at June 30, 2001 to 44.3% at June 30, 2002 due to the repayment of short-term and long-term debt combined with improvement in operating results. Mattel continues to target a goal of reducing the year end total debt to capital ratio to approximately one-third of capital and expects to make significant progress towards that goal by year end 2002.

Risk Management

Foreign Currency

Mattel’s results of operations and cash flows may be impacted by exchange rate fluctuations. Inventory purchase transactions denominated in the Euro, British pounds sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause exchange rate exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. Inventory purchase exposure in Mexico is offset by Mexico’s cash position that is held in US dollars. Excluding the US dollar denominated intercompany balances in Mexico, the majority of all other intercompany receivables and payables denominated in foreign currencies are hedged or are short-term balances with minimal currency exposure. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by exchange rate fluctuations on its net investment in foreign subsidiaries. Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Mattel’s primary currency exposures are on its net investment in entities having functional currencies denominated in the Euro, British pounds sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah.

Mattel also entered into a cross currency interest rate swap to convert the interest and principal amount from Euros to US dollars on its 200 million Euro Notes, which was repaid in July 2002.

New Accounting Pronouncement

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Consistent with the provisions of SFAS No. 146, Mattel’s previously issued financial statements will not be restated. Mattel is in the process of determining the impact SFAS No. 146 may have on Mattel’s financial position and results of operations when it becomes effective.

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

Rationalization of Mass Market Retail Channel and Bankruptcy of Key Customers

Many of Mattel’s key customers are mass market retailers. The mass market retail channel has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. In 2001 and 2002, two large customers of Mattel filed for bankruptcy. Mattel’s sales to customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the control of Mattel. This could increase Mattel’s exposure to losses from bad debts. In addition, if these or other customers were to cease doing business as a result of bankruptcy, or otherwise, it could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Litigation and Disputes

Mattel is involved in a number of litigation matters. These include purported securities class action claims stemming from the merger with the Learning Company and the performance of the Learning Company division in the second half of 1999, in which the plaintiffs are seeking unspecified monetary damages. An unfavorable resolution of the pending litigation could have a material adverse effect on Mattel’s financial condition and results of operations. The litigation may result in substantial costs and expenses and significantly divert the attention of Mattel’s management regardless of the outcome. There can be no assurance that Mattel will be able to achieve a favorable settlement of the pending litigation or obtain a favorable resolution of such litigation if it is not settled. In addition, current and future litigation, governmental proceedings, labor disputes or environmental matters could lead to increased costs or interruptions of normal business operations of Mattel. In particular, a work slowdown or strike of West Coast dockworkers could have a material adverse impact on Mattel’s business.

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

Financial Realignment Plan

Mattel announced a significant financial realignment plan in 2000, which was designed to improve gross margins; selling and administrative expenses; operating profit; and cash flow. See “Financial Realignment Plan” and Part I “Financial Information—Note 19 to the Consolidated Financial Information.” The financial realignment plan requires substantial management and financial resources to implement. The plan may not achieve intended cost reductions or adequately address significant operating issues. The failure of the plan to meet its objectives in whole or in part, or any delay in implementing the plan, could have a material adverse effect on Mattel’s business, financial condition and results of operations. In 2002, as part of the financial realignment plan, Mattel commenced a long-term information technology strategy to help it better manage the business, while lowering costs in procurement, finance, human resources, distribution and manufacturing. The failure of this program to meet its objectives in whole or in part, or any delay in implementing the program, could have a material adverse effect on Mattel’s business, financial condition and results of operations.

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

Advertising and Promotion

Mattel’s products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Mattel’s ability to sell products is dependent in part upon the success of such programs. If Mattel does not successfully market its products or if the cost of media or other advertising or promotional programs increases, these factors could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Success of Strategic Initiatives

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

In March 2000, these shareholder complaints were consolidated into two lead cases: Thurber v. Mattel, Inc. et al. (containing claims under §10(b) of the 1934 Securities Exchange Act (“Act”)) and Dusek v. Mattel, Inc. et al (containing claims under §14(a) of the Act). In January 2001, the Court granted defendants’ motions to dismiss both Thurber and Dusek, and gave plaintiffs leave to amend. In December 2001, the Court denied defendants’ motions to dismiss the amended complaints in both Thurber and Dusek. In each case, the plaintiffs have asked for unspecified monetary damages. Both Thurber and Dusek are currently pending in the United States District Court for the Central District of California.

Other purported class action litigation has been brought against Mattel as successor to Learning Company and the former directors of Learning Company on behalf of former stockholders of Broderbund Software, Inc. who acquired shares of Learning Company in exchange for their Broderbund common stock in connection with the Learning Company-Broderbund merger on August 31, 1998. The consolidated complaint in In re Broderbund generally alleges that Learning Company misstated its financial results prior to the time it was acquired by Mattel. The plaintiffs have asked for unspecified monetary damages. The defendants’ motion to dismiss the complaint in In re Broderbund was granted in May 2001, and the case was dismissed. The In re Broderbund plaintiffs appealed the dismissal, and in June 2002 the Ninth Circuit Court of Appeals affirmed the dismissal.

Several stockholders have filed derivative complaints on behalf and for the benefit of Mattel, alleging, among other things, that Mattel’s directors breached their fiduciary duties, wasted corporate assets, and grossly mismanaged Mattel in connection with Mattel’s acquisition of Learning Company and its approval of severance packages to certain former executives. These derivative actions have been filed in the Court of Chancery in Delaware, in Los Angeles Superior Court in California, and in the United States District Court for the Central District of California, and are all in a preliminary stage. The plaintiffs have asked for unspecified monetary damages. Plaintiffs in the California state court actions filed an amended consolidated complaint in February 2002. In May 2002, the Court in the California state court actions sustained, without leave to amend, defendants’ demurrer to the amended consolidated complaint, on the ground that plaintiffs failed to make pre-suit demand on the Board of Directors. The plaintiffs in the California state court derivative action have appealed this dismissal, and the case is currently pending on appeal. In July 2002, the plaintiffs in the federal court derivative action dismissed their complaint without prejudice.

Mattel believes that the actions are without merit and intends to defend them vigorously.

Litigation Related to Greiner & Hausser

In December 2001, Mattel was served with a lawsuit that had been filed in the Geschaeftsstelle des Landgerichts Nuernberg-Fuerth, a German lower court, on May 9, 2001 by Greiner & Hausser GmbH i.L. (“G&H”), a German toy company that had filed for bankruptcy in 1983 and ceased operations by 1985. The action is based upon a claimed misrepresentation by Mattel during negotiations in the early 1960’s when G&H sold all patent and other rights in and to the Bild Lilli property (“Lilli”) to Mattel. G&H alleges that Mattel’s representative in those negotiations stated that Mattel’s international Barbie® brand sales were “insignificant” in 1964. The suit claims that, had the alleged misrepresentation not occurred, G&H would have succeeded in extracting from Mattel an agreement to pay to G&H a royalty on Mattel’s future Barbie® sales. Underlying the plaintiff’s claim is the allegation that the first Barbie® doll was copied from the Lilli doll.

G&H is seeking unspecified damages relating to Barbie® dolls sold from 1971 through 1974. It has initially estimated damages in an amount equal to approximately US$4.5 million. Mattel believes that if the plaintiff were to be successful in the current action, it would pursue further actions for damages relating to sales for other time frames as well. The current action further requests a declaration that G&H may resume production of the Lilli doll.

Mattel believes the action has no substantive merit and is subject to significant procedural defenses. Mattel intends to defend the case vigorously. The case is in its preliminary stages and no hearing has been set by the German court.

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

In November 1998, Mattel and another potentially responsible party entered into a consent order with the Oregon Department of Environmental Quality to conduct a remedial investigation/feasibility study at the property, to propose an interim remedial action measure, and to continue the community outreach program. Mattel has satisfied the requirements of the consent order, and is in negotiations with the state regarding its future role. Mattel has recorded pre-tax charges totaling $19.0 million for environmental remediation costs related to this property, based on the completion and approval of the remediation plan and feasibility study. Approximately $3 million has been incurred through June 30, 2002, largely related to attorney fees, consulting work and an employee medical screening program.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Mattel was held on May 23, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of management’s nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:

	Shares Voted “FOR”	Votes Withheld
Eugene P. Beard	372,678,981	4,103,173
Dr. Harold Brown	373,940,744	4,103,173
Robert A. Eckert	372,840,552	4,103,173
Tully M. Friedman	353,280,126	4,103,173
Ronald M. Loeb	363,522,735	4,103,173
Dr. Andrea L. Rich	370,417,824	4,103,173
William D. Rollnick	369,819,202	4,103,173
Christopher A. Sinclair	372,976,052	4,103,173
G. Craig Sullivan	373,475,439	4,103,173
John L. Vogelstein	369,383,297	4,103,173
Kathy Brittain White	373,003,743	4,103,173
Ralph V. Whitworth	373,209,983	4,103,173

The proposal to appoint PricewaterhouseCoopers LLP as independent accountants for Mattel for the year ending December 31, 2002, was ratified by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
359,812,063	12,595,977	1,538,446	—

The proposal to approve the 2002 Mattel Incentive Plan and the material terms of its performance goals was ratified by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
297,897,581	12,892,521	2,667,142	60,489,243

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

11.0	Computation of Income (Loss) per Common and Common Equivalent Share

12.0	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

99.0	Amendment No. 6 to Amended and Restated Mattel 1996 Stock Option Plan

99.1	Amendment No. 5 to the Mattel, Inc. 1997 Premium Price Stock Option Plan

99.2	Amendment No. 3 to Mattel 1999 Stock Option Plan

99.3	Amendment to Master Agreement for the Transfer of Receivables dated July 1, 2002 among Societe Generale Bank Nederland, Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH

(b)  Reports on Form 8-K

Mattel, Inc. filed the following Current Report on Form 8-K during the quarterly period ended June 30, 2002:

Date of Report	Items Reported	Financial Statements Filed
April 5, 2002	5,7	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTEL, INC. (Registrant)

By:	/s/ DOUGLAS E. KERNER
Douglas E. Kerner Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date:  As of August 9, 2002