Form 10-Q
period 2002-09-30
MATTEL INC /DE/
filed 2002-11-12
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, (including 318,905 common shares issuable upon exchange of outstanding exchangeable shares of Softkey Software Products Inc.) as of November 8, 2002:

437,249,476 shares

Mattel, Inc. and Subsidiaries

PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements.

Mattel, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands)	Sept. 30, 2002 (Unaudited)	Sept. 30, 2001 (Unaudited)	Dec. 31, 2001

Assets
Current Assets
Cash and short-term investments	$196,365	$65,737	$616,604
Accounts receivable, net	1,355,668	1,591,405	696,572
Inventories	573,769	739,724	487,505
Prepaid expenses and other current assets	227,292	181,446	291,915

Total current assets	2,353,094	2,578,312	2,092,596

Property, Plant and Equipment
Land	33,175	33,404	33,273
Buildings	265,042	262,619	267,719
Machinery and equipment	609,032	604,535	616,609
Capitalized leases	23,271	23,271	23,271
Leasehold improvements	76,754	75,615	81,628

	1,007,274	999,444	1,022,500
Less: accumulated depreciation	552,300	538,242	550,073

	454,974	461,202	472,427
Tools, dies and molds, net	141,325	152,625	154,295

Property, plant and equipment, net	596,299	613,827	626,722

Other Noncurrent Assets
Goodwill	698,884	1,101,455	1,089,362
Other assets	830,863	757,646	731,881

	$4,479,140	$5,051,240	$4,540,561

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)

(In thousands, except share data)	Sept. 30, 2002 (Unaudited)	Sept. 30, 2001 (Unaudited)	Dec. 31, 2001

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$95,461	$735,136	$38,108
Current portion of long-term debt	382,236	244,946	210,090
Accounts payable	383,419	383,882	334,247
Accrued liabilities	751,612	687,552	774,743
Income taxes payable	226,987	196,968	239,793

Total current liabilities	1,839,715	2,248,484	1,596,981

Long-Term Liabilities
Long-term debt	640,290	1,021,118	1,020,919
Other	167,413	171,395	184,203

Total long-term liabilities	807,703	1,192,513	1,205,122

Stockholders’ Equity
Special voting preferred stock $1.00 par value, $10.00 liquidation preference per share, one share authorized, issued and outstanding, representing the voting rights of 0.4 million, 1.2 million, and 1.1 million outstanding exchangeable shares, respectively	—	—	—
Common stock $1.00 par value, 1.0 billion shares authorized; 437.1 million shares, 436.2 million shares, and 436.3 million shares issued, respectively	437,073	436,195	436,307
Additional paid-in capital	1,548,542	1,648,765	1,638,993
Treasury stock at cost; 0.2 million shares, 6.0 million shares, and 5.4 million shares, respectively	(7,249)	(181,206)	(161,944)
Retained earnings	176,907	16,524	132,900
Accumulated other comprehensive loss	(323,551)	(310,035)	(307,798)

Total stockholders’ equity	1,831,722	1,610,243	1,738,458

	$4,479,140	$5,051,240	$4,540,561

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries
Consolidated Statements of Operations

(Unaudited; in thousands, except per share amounts)	For the Three Months Ended		For the Nine Months Ended

	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Net Sales	$1,669,424	$1,575,246	$3,215,852	$3,126,692
Cost of sales	829,024	839,941	1,689,200	1,720,928

Gross Profit	840,400	735,305	1,526,652	1,405,764
Advertising and promotion expenses	186,980	174,911	352,509	339,501
Other selling and administrative expenses	281,590	230,264	707,824	649,886
Amortization of goodwill	—	11,473	—	34,500
Restructuring and other charges	—	—	21,700	13,000
Interest expense	26,588	39,553	85,268	114,065
Other (income) expense, net	(1,926)	3,513	(6,998)	15,243

Income From Continuing Operations Before Income Taxes	347,168	275,591	366,349	239,569
Provision for income taxes	93,847	75,756	97,401	66,627

Income From Continuing Operations	253,321	199,835	268,948	172,942
Discontinued Operations
Gain from discontinued operations, net of taxes of $16.0 million	27,253	—	27,253	—

Income Before Cumulative Effect of Change in Accounting Principles	280,574	199,835	296,201	172,942
Cumulative effect of change in accounting principles, net of tax	—	—	(252,194)	(12,001)

Net Income Applicable to Common Shares	$280,574	$199,835	$44,007	$160,941

Income (Loss) Per Common Share – Basic
Income from continuing operations	$0.58	$0.46	$0.62	$0.40
Gain from discontinued operations	0.06	—	0.06	—
Cumulative effect of change in accounting principles	—	—	(0.58)	(0.03)

Net income	$0.64	$0.46	$0.10	$0.37

Weighted average number of common shares	436,959	431,250	435,263	430,703

Income (Loss) Per Common Share – Diluted
Income from continuing operations	$0.57	$0.46	$0.61	$0.40
Gain from discontinued operations	0.06	—	0.06	—
Cumulative effect of change in accounting principles	—	—	(0.57)	(0.03)

Net income	$0.63	$0.46	$0.10	$0.37

Weighted average number of common and common equivalent shares	442,151	436,316	440,970	435,336

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Unaudited; in thousands)	For the Nine Months Ended

	Sept. 30, 2002	Sept. 30, 2001

Cash Flows From Operating Activities:
Net income	$44,007	$160,941
Add: cumulative effect of change in accounting principles, net of tax	252,194	12,001
Deduct: gain from discontinued operations, net of tax	(27,253)	—

Income from continuing operations	268,948	172,942
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Noncash derivative loss	—	5,532
Noncash restructuring and other charges	1,446	607
Depreciation	134,846	153,403
Amortization	7,427	46,095
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(620,606)	(766,755)
Inventories	(88,061)	(261,446)
Prepaid expenses and other current assets	59,874	(12,499)
Accounts payable, accrued liabilities and income taxes payable	(7,082)	49,903
Deferred income taxes	40,984	30,468
Other, net	(6,379)	(5,477)

Net cash flows used for operating activities of continuing operations	(208,603)	(587,227)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(57,553)	(66,932)
Purchases of other property, plant and equipment	(50,696)	(64,218)
Proceeds from sale of other property, plant and equipment	5,441	6,007
Payment for business acquired	(2,835)	(20,347)
Other, net	(977)	2,769

Net cash flows used for investing activities of continuing operations	(106,620)	(142,721)

Cash Flows From Financing Activities:
Short-term borrowings, net	64,923	521,445
Payments of long-term debt	(220,710)	—
Exercise of stock options	50,731	45,515
Other, net	(686)	(581)

Net cash flows (used for) from financing activities of continuing operations	(105,742)	566,379

Effect of Exchange Rate Changes on Cash	726	(3,083)

Decrease in Cash and Short-term Investments	(420,239)	(166,652)
Cash and Short-term Investments at Beginning of Period	616,604	232,389

Cash and Short-term Investments at End of Period	$196,365	$65,737

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

2.

Effective on January 1, 2002, Mattel adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which superseded Accounting Principles Board (“APB”) Opinion No. 17, Intangible Assets.  This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition.  In accordance with the adoption of SFAS No. 142, Mattel ceased amortization of goodwill and tested its goodwill and other intangible assets for impairment based on a combination of the fair value of the cash flows that the business can be expected to generate in the future (Income Approach) and the fair value of the business as compared to other similar publicly traded companies (Market Approach).  As a result of implementing SFAS No. 142, Mattel recorded a one-time transition adjustment of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the Pleasant Company reporting unit goodwill.  In the third quarter of 2002, Mattel performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired as of September 30, 2002.

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

The following table provides a reconciliation of the net income reported for the three- and nine-month periods ended September 30, 2001, adjusted for goodwill amortization had SFAS No. 142 been applied as of January 1, 2001:

(In thousands, except per share amounts)	For the Three Months Ended September 30, 2001			For the Nine Months Ended September 30, 2001

	Amount	Earnings Per Share		Amount	Earnings Per Share

		Basic	Diluted		Basic	Diluted

Reported net income applicable to common shares	$199,835	$0.46	$0.46	$160,941	$0.37	$0.37
Addback: goodwill amortization, net of tax	9,025	0.02	0.02	25,765	0.06	0.06

Adjusted net income applicable to common shares	$208,860	$0.48	$0.48	$186,706	$0.43	$0.43

The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2002, is shown below.  Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

(In thousands)	Balance Dec. 31, 2001	Impairment Charge	Foreign Exchange	Balance Sept. 30, 2002

Pleasant Company	$607,562	$(399,991)	$—	$207,571
US Girls	29,794	—	1,747	31,541
US Boys-Entertainment	53,749	—	159	53,908
US Infant & Preschool	215,379	—	400	215,779
International	182,878	—	7,207	190,085

	$1,089,362	$(399,991)	$9,513	$698,884

Identifiable intangibles of $16.9 million (Sept. 30, 2002), $21.8 million (Sept. 30, 2001), and $20.5 million (Dec. 31, 2001) are included in other assets in the consolidated balance sheets.

3.

Mattel adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002.  This statement superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and amended APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less costs to sell.  The adoption of SFAS No. 144 did not have a material impact on Mattel’s consolidated results of operations or financial position.

In the first quarter of 2002, Mattel implemented Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer.  Net sales, gross profit, and advertising and promotion expenses have been restated in the consolidated statement of operations for the three- and nine-

month periods ended September 30, 2001 to reflect the reclassification of sales incentives or certain consideration offered by Mattel to its vendors as a result of implementing this EITF Issue.

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

4.	Accounts receivable are shown net of allowances for doubtful accounts of $21.6 million (Sept. 30, 2002), $32.5 million (Sept. 30, 2001), and $55.9 million (Dec. 31, 2001).

5.	Inventories are comprised of the following:

(In thousands)	Sept. 30, 2002	Sept. 30, 2001	Dec. 31, 2001

Raw materials and work in progress	$46,644	$48,705	$34,922
Finished goods	527,125	691,019	452,583

	$573,769	$739,724	$487,505

6.	Other assets include the following:

(In thousands)	Sept. 30, 2002	Sept. 30, 2001	Dec. 31, 2001

Deferred income taxes	$558,427	$484,302	$464,689
Other	272,436	273,344	267,192

	$830,863	$757,646	$731,881

7.	Short-term borrowings include the following:

(In thousands)	Sept. 30, 2002	Sept. 30, 2001	Dec. 31, 2001

Notes payable	$95,461	$270,496	$38,108
Commercial paper	—	464,640	—

	$95,461	$735,136	$38,108

8.	Long-term debt includes the following:

(In thousands)	Sept. 30, 2002	Sept. 30, 2001	Dec. 31, 2001

Euro notes due 2002	$—	$182,260	$177,900
Unsecured term loan due 2003	200,000	200,000	200,000
6% senior notes due 2003	150,000	150,000	150,000
6-1/8% senior notes due 2005	150,000	150,000	150,000
Medium-term notes	480,000	540,500	510,000
10.15% mortgage note due 2005	41,118	41,866	41,686
Other	1,408	1,438	1,423

	1,022,526	1,266,064	1,231,009
Less: current portion	(382,236)	(244,946)	(210,090)

	$640,290	$1,021,118	$1,020,919

9.	Comprehensive income is as follows:

(In thousands)	For the Three Months Ended		For the Nine Months Ended

	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Income from continuing operations	$253,321	$199,835	$268,948	$172,942
Gain from discontinued operations	27,253	—	27,253	—
Cumulative effect of change in accounting principles	—	—	(252,194)	(12,001)

Net income	280,574	199,835	44,007	160,941
Currency translation adjustments	(20,486)	5,822	1,501	(15,267)
Net unrealized (losses) on derivative instruments:
Unrealized gains (losses)	(10,489)	(6,129)	(24,779)	5,253
Less: reclassification adjustment for realized (gains) losses included in net income	4,686	(643)	7,525	(5,799)

	(5,803)	(6,772)	(17,254)	(546)

Net unrealized losses on securities:
Unrealized holding (losses)	—	(85)	—	(186)
Less: reclassification adjustment for realized losses included in net income	—	—	—	12,001

	—	(85)	—	11,815

	$254,285	$198,800	$28,254	$156,943

10.

Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal period-end exchange rates.  Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period.  The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity.  For the nine months ended September 30, 2002, currency translation adjustments resulted in a net gain of $1.5 million, with gains from the strengthening of the Euro, British pound sterling and Indonesian rupiah against the US dollar being partially offset by losses from the weakening of the Mexican peso against the US dollar.  For the nine months ended September 30, 2001, currency translation adjustments resulted in a net loss of $15.3 million, primarily due to losses from the weakening of the British pound sterling, Chilean peso and Euro against the US dollar.

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

Transaction gains and losses included in the results of operations for the three- and nine-month periods ended September 30 are as follows:

(In thousands)	For the Three Months Ended		For the Nine Months Ended

	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Cost of sales	$(8,525)	$(11,795)	$(19,024)	$(22,908)
Other (income) expense, net	(1,478)	46	(8,327)	6,371

Net transaction (gain)	$(10,003)	$(11,749)	$(27,351)	$(16,537)

11.	On July 5, 2002, Mattel repaid its Euro 200 million aggregate principal amount of notes upon maturity.

12.

On June 27, 2002, the board of directors of Mattel’s Canadian subsidiary, Softkey Software Products Inc., accelerated the automatic redemption date of the outstanding exchangeable shares of Softkey Software Products Inc. that are not owned by Mattel, its subsidiaries or any entity controlled by Mattel.  Concurrently, Mattel exercised its right to acquire these exchangeable shares on the automatic redemption date.  On January 7, 2003, Mattel will acquire any exchangeable shares not previously exchanged and will issue to the holders of such exchangeable shares 1.2 shares of Mattel common stock for each such exchangeable share. Mattel will also pay holders cash equal to any unpaid dividends.  As of September 30, 2002, there were approximately 33 registered shareholders (other than Mattel and its affiliates) holding a total of 297,253 exchangeable shares.

13.

In the third of quarter 2002, Gores Technology Group completed the sale and liquidation of non-cash proceeds related to the sales of the education and productivity divisions of the former Learning Company.  Mattel has a contractual right to share with Gores Technology Group in proceeds from the sale of the assets of the former Learning Company and other liquidation events.  Mattel recognized a gain from discontinued operations of $27.3 million, net of taxes, in the consolidated statement of operations for the quarter ended September 30, 2002.  In October 2002, Mattel collected the $43.3 million due from Gores Technology Group related to these events.

14.

Other selling and administrative expenses include research and development expenses of $39.7 million and $41.2 million, and $115.7 million and $126.8 million, for the three- and nine-month periods ended September 30, 2002 and 2001, respectively.

15.

Basic income (loss) per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares and common shares obtainable upon the exchange of the exchangeable shares of Mattel’s Canadian subsidiary, Softkey Software Products Inc., outstanding during each period.

Diluted income (loss) per common share is computed by dividing earnings available to common stockholders by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Mattel’s Canadian subsidiary, Softkey Software Products Inc., and other common equivalent shares outstanding during each period.  The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, as applicable.  Dilutive securities are included in the calculation of weighted average shares outstanding for those periods in which Mattel recorded income from continuing operations.  For both the three- and nine-month periods ended September 30, 2002, other nonqualified stock options totaling 19.7 million were excluded from the calculation of diluted earnings per share because they were anti-dilutive.  For the three- and nine-month periods ended September 30, 2001, other nonqualified stock options totaling 13.9 million and 14.3 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.  For both the three- and nine-month periods ended September 30, 2002, premium price stock options totaling 13.6 million were excluded from the calculation of diluted earnings per share because they were anti-dilutive.  For both the three- and nine-month periods ended September 30, 2001, premium price stock options totaling 15.2 million were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

16.	Supplemental disclosure of cash flow information is as follows:

(In thousands)	For the Nine Months Ended

	Sept. 30, 2002	Sept. 30, 2001

Cash payments during the period:
Interest	$89,671	$115,715
Income taxes	47,279	25,642
Noncash investing and financing activities during the period:
Marketable securities tendered for debt repayment	$—	$10,144
Liability for Pictionary® acquisition	—	7,816

17.

The tables below present information about segment revenues, operating profit and assets.  Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international.  The domestic segment is further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool.  The US Girls segment includes products such as Barbie®, Polly Pocket!®, Diva Starz™, What’s Her Face!™, and American Girl®. The US Boys-Entertainment segment includes Hot Wheels®, Matchbox®, and Tyco® Radio Control vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Max Steel™, and games and puzzles (collectively “Entertainment”) products.  The US Infant & Preschool segment includes Fisher-Price®, Disney preschool and plush, Power Wheels®, Sesame Street®, Barney™, and other preschool products.  The International segment sells products in all toy categories.  Segment revenues do not include sales adjustments such as trade discounts and other allowances.  However, such adjustments are included in the determination of segment income from operations.  Segment income from operations represents income from continuing operations before interest expense and income taxes, while consolidated income from operations represents income from continuing operations before income taxes as reported in the consolidated statements of operations.  The corporate and other category includes costs not allocated to individual segments, including charges related to the financial realignment plan, incentive compensation and corporate headquarters functions managed on a worldwide basis.  Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

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

Accordingly, segment operating profit for 2001 has been restated to exclude goodwill amortization of $11.5 million and $34.5 million for the three-and nine-month periods ended September 30, respectively.

(In thousands)	For the Three Months Ended		For the Nine Months Ended

	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Revenues
Domestic:
US Girls	$424,975	$453,817	$872,294	$912,868
US Boys-Entertainment	289,252	275,160	545,451	542,966
US Infant & Preschool	488,711	456,121	889,496	886,685
Other	3,450	1,317	8,732	3,903

Total Domestic	1,206,388	1,186,415	2,315,973	2,346,422
International	617,007	527,043	1,205,114	1,067,006

	1,823,395	1,713,458	3,521,087	3,413,428
Sales adjustments	(153,971)	(138,212)	(305,235)	(286,736)

Net sales from continuing operations	$1,669,424	$1,575,246	$3,215,852	$3,126,692

Operating Profit
Domestic:
US Girls	$139,280	$139,843	$231,294	$231,360
US Boys-Entertainment	60,363	44,057	76,354	47,757
US Infant & Preschool	98,695	85,243	113,053	104,025

Total Domestic	298,338	269,143	420,701	383,142
International	132,331	80,109	159,280	72,837

	430,669	349,252	579,981	455,979
Interest expense	(26,588)	(39,553)	(85,268)	(114,065)
Goodwill amortization	—	(11,473)	—	(34,500)
Corporate and other (a)	(56,913)	(22,635)	(128,364)	(67,845)

Income from continuing operations before income taxes	$347,168	$275,591	$366,349	$239,569

(a)	Corporate and other increased in 2002 compared to the quarter and nine months ended September 30, 2001, primarily due to higher incentive compensation expense.

Assets (In thousands)	Sept. 30, 2002	Sept. 30, 2001	Dec. 31, 2001

Domestic:
US Girls	$431,939	$545,598	$236,104
US Boys-Entertainment	259,245	329,666	141,992
US Infant & Preschool	440,118	554,282	250,603

Total Domestic	1,131,302	1,429,546	628,699
International	692,087	819,179	488,352

	1,823,389	2,248,725	1,117,051
Corporate and other	106,048	82,404	67,026

Accounts receivable and inventories from continuing operations	$1,929,437	$2,331,129	$1,184,077

Mattel sells a broad variety of toy products, which are grouped into three major categories: Girls, Boys-Entertainment and Infant & Preschool. The table below presents worldwide revenues by category:

(In thousands)	For the Three Months Ended		For the Nine Months Ended

	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Girls	$727,620	$710,399	$1,476,318	$1,427,874
Boys-Entertainment	461,888	423,235	881,576	838,607
Infant & Preschool	629,466	578,875	1,152,463	1,138,724
Other	4,421	949	10,730	8,223

	1,823,395	1,713,458	3,521,087	3,413,428
Sales adjustments	(153,971)	(138,212)	(305,235)	(286,736)

Net sales from continuing operations	$1,669,424	$1,575,246	$3,215,852	$3,126,692

18.

During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling and administrative expenses; operating profit; and cash flow.  The plan will require a total pre-tax charge estimated at $250 million, or $170 million on an after-tax basis, of which approximately $120 million represents cash expenditures and $50 million represents non-cash writedowns.  Through September 30, 2002, Mattel has recorded pre-tax charges totaling $216.5 million, or approximately $147 million after-tax, related to this plan.  Of the total charge, $125.2 million (approximately $84 million after-tax) was recorded in 2000, $50.2 million (approximately $35 million after-tax) was recorded in 2001, and $41.1 million (approximately $28 million after-tax) was recorded in the first nine months of 2002.  Future pre-tax implementation costs of $33.5 million have not been accrued as of September 30, 2002.  Management expects to record the remaining costs during the remainder of 2002 and 2003.

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

In January 2002, as part of the financial realignment plan, Mattel implemented further headcount reductions of approximately 240 positions or 7% at its US-based headquarters locations through a combination of layoffs, elimination of open requisitions, attrition, and retirements.

Additionally, in 2002, Mattel commenced a long-term information technology strategy aimed at achieving operating efficiencies and cost savings across all disciplines.  The program is focused on simplifying Mattel’s organization by defining common global processes based on industry best practices, streamlining its organizational structure by eliminating redundancies, and upgrading its systems to provide greater visibility to information and data on a global basis.

Through December 31, 2001, Mattel recorded $38.6 million of pre-tax restructuring charges in connection with the financial realignment plan, of which $11.7 million was not yet paid.  These charges were largely related to the initial elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities.  In the first nine months of 2002, Mattel recorded $21.7 million of pre-tax restructuring charges in connection with the financial realignment plan, primarily related to the second phase of its elimination of positions at US-based headquarters locations, severance and other costs related to the North American Strategy, and consolidation of international offices.  From inception through September 30, 2002, a total of $39.8 million has been incurred related to the termination of approximately 2,300 employees, of which 1,340 were terminated during the first nine months of 2002.  Of the approximately 2,300 employee terminations, approximately 1,300 related to the North American Strategy.

The components of the restructuring charges are as follows:

(In millions)	Balance Dec. 31, 2001	2002 Charges	Amounts Incurred	Balance Sept. 30, 2002

Severance and other compensation	$8.8	$18.6	$(20.8)	$6.6
Lease termination costs	1.9	1.1	(1.5)	1.5
Other	1.0	2.0	(2.7)	0.3

	$11.7	$21.7	$(25.0)	$8.4

19.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan.  All provisions of SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.  Consistent with the provisions of SFAS No. 146, Mattel’s previously issued financial statements will not be restated.  Mattel does not expect that the adoption of SFAS No. 146 will have a material effect on its consolidated financial position or results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Mattel designs, manufactures, and markets a broad variety of toy products on a worldwide basis through both sales to retailers (i.e., “customers”) and direct to consumers.  Mattel’s business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines, and to market successfully those products and product lines.  Mattel plans to continue to focus on its portfolio of traditional brands that have historically had worldwide sustainable appeal, to create new brands utilizing its knowledge of children’s play patterns, and to target customer and consumer preferences around the world.  Mattel also intends to expand its core brands through the Internet and licensing and entertainment partnerships.

Mattel’s portfolio of brands and products are grouped in the following categories:

Girls – including Barbie® fashion dolls and accessories, Polly Pocket!®, Diva Starz™, What’s Her Face!™, and American Girl®

Boys-Entertainment – including Hot Wheels®, Matchbox®, and Tyco® Radio Control vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Max Steel™, and games and puzzles (collectively “Entertainment”)

Infant & Preschool – including Fisher-Price®, Power Wheels®, Sesame Street®, Disney preschool and plush, Winnie the Pooh®, Blue’s Clues®, Barney™, See ‘N Say®, Magna Doodle®, and View-Master®

Mattel’s business is seasonal, and, therefore, results of operations are comparable only with corresponding periods.

Results of Continuing Operations – Third Quarter

Consolidated Results

Net income for the third quarter of 2002 was $280.6 million or $0.63 per diluted share as compared to net income of $199.8 million or $0.46 per diluted share in the third quarter of 2001.  Profitability in the third quarter of 2002 was negatively impacted by a pre-tax charge of $5.5 million ($3.4 million after-tax) related to the financial realignment plan and favorably impacted by a $27.3 million after-tax gain from discontinued operations.  The combined affect of these items in 2002 resulted in after-tax income totaling $23.9 million.  Profitability in the third quarter of 2001 was negatively impacted by a pre-tax charge of $11.2 million ($7.9 million after-tax) related to the financial realignment plan.  Included in the third quarter 2001 reported results was a pre-tax goodwill amortization charge of $11.5 million ($9.0 million after-tax).  The combined affect of these items in 2001 resulted in after-tax charges totaling $16.9 million.

The following table provides a comparison of the reported results for 2002 versus 2001 along with charges related to the financial realignment plan and 2001 goodwill amortization:

	For the Three Months Ended Sept. 30,

	2002		2001

(In millions)	Reported Results	Charges	Reported Results	Charges & Goodwill

Net sales	$1,669.4	$—	$1,575.3	$—

Gross profit	$840.4	$(0.9)	$735.3	$(10.2)
Advertising and promotion expenses	187.0	—	174.9	—
Other selling and administrative expenses	281.6	2.3	230.3	—
Amortization of goodwill	—	—	11.5	11.5
Other (income) expense, net	(1.9)	2.3	3.5	1.0

Operating income	373.7	(5.5)	315.1	(22.7)
Interest expense	26.6	—	39.5	—

Income from continuing operations before income taxes	$347.1	$(5.5)	$275.6	$(22.7)

Net sales in the third quarter of 2002 were $1.67 billion, a 6% increase from $1.58 billion in 2001.  Gross sales within the US increased 2% from 2001 and accounted for 66% of consolidated gross sales in 2002 compared to 69% in 2001.  In 2002, gross sales internationally increased 17% from 2001.  Excluding the favorable impact of foreign currency exchange, international gross sales were up 15% compared to 2001.  Mattel’s strategic focus on globalization of brands is one of the primary drivers for continued growth in the International segment.

Mattel is facing several challenges in the US in 2002 related to achieving its goals for sales growth and gaining market share.  These challenges include the difficult retail and consumer environment, combined with the uncertain impact resulting from the West Coast port dispute.  Management is actively monitoring the West Coast port dispute and implementing certain strategic contingency plans.  These initiatives include having Mattel’s containers placed on the top decks of ships to be unloaded first, prioritizing containers with critical product for shipping, and repositioning inventory from Canada and Latin America.  However, the port dispute arose during Mattel’s peak shipping season and there exist significant uncontrollable aspects, such as the pace of clearing up the backlog at the West Coast ports as well as the availability of ships and containers in Asia.  During the month of October, the backlog resulted in about a two-week shipping delay involving inventory worth approximately $75 million to $100 million at wholesale.

In the first nine months of 2002, Mattel executed a plan to better align its US shipments of product to retailers with consumer demand.  Management believes this will cause a higher proportion of US shipments to occur in the second half of 2002, when consumer demand peaks, compared to previous years.  While Mattel expects no impact on full year sales, this strategy put downward pressure on Mattel’s US sales for the first half of 2002.  For the third quarter of 2002, this strategy had a positive impact on the US results.  Mattel expects to continue aligning its product shipments with consumer demand.

Worldwide gross sales in the Girls category were $727.6 million during the third quarter of 2002, up 2%, or 1% in local currency.  Domestic sales decreased by 6% and international sales grew by 18%, or 15% in local currency.  Sales growth in Barbie® internationally, Polly Pocket!®, What’s Her Face!™ and American Girl® was partially offset by sales declines in Diva Starz™ and large dolls.  The discontinuation of Cabbage Patch Kids® in 2002 contributed to the decrease in total large doll sales in addition to revenue declines associated with other large dolls, including Super Scooter Shannen™.  Worldwide Barbie® sales were up 6% for the third quarter of 2002 reflecting an increase of 17% in international sales and a decline of 1% in domestic sales.  The decline in domestic sales for Barbie® was driven by the strategic initiative to reduce shipments of adult-targeted collector and holiday dolls.  Holiday dolls shipments in 2002 are expected to be approximately one-half the amount shipped in 2001.  Excluding these adult-targeted lines, Barbie® sales increased 3% in the third quarter of 2002.  This strategy will continue to have an impact on full year 2002 Barbie® sales domestically.

Worldwide gross sales in the Boys-Entertainment category increased 9% in US dollars and local currency to $461.9 million during the third quarter of 2002.  Domestic sales were up 5%, while international sales increased by 17%, or 16% in local currency.  The worldwide Wheels business increased 8% due to increases in Hot Wheels® and Tyco® Radio Control. Domestic Wheels sales were up 1% and international sales were up 26%.  The worldwide Entertainment business increased 10% reflecting strong sales from all licensed properties and games and puzzles, which more than offset the elimination of Disney entertainment properties.  In July 2002, Mattel and Warner Bros. Consumer Products announced comprehensive, multi-year agreements granting Mattel master toy licenses for several of Warner Bros.’ core franchises, including Looney Tunes™, Baby Looney Tunes™, Batman™, Superman™ and Justice League™. The agreements, which take effect in January 2003, cover all global territories except Asia and include rights to market products based on any related theatrical releases or television programs that are produced during the period covered by the agreements.

Worldwide gross sales in the Infant & Preschool category increased 9%, or 8% in local currency, to $629.5 million during the third quarter of 2002.  Domestic sales increased 7% and international sales were up 15%, or 12% in local currency.  Worldwide sales of core Fisher-Price® product increased 23%, with domestic sales up 22% and international sales up 26%, or 21% in local currency.

Gross profit, as a percentage of net sales, was 50.3% in the third quarter of 2002, compared to 46.7% in 2001.  Gross profit was positively impacted by savings realized from the financial realignment plan and supply chain initiatives.  Specifically, gross profit benefited from lower royalties, logistics and product costs.  In 2002, cost of sales included a $0.9 million charge, primarily related to the North American Strategy.  In 2001, cost of sales included a $10.2 million financial realignment charge, largely related to the termination of a licensing arrangement and the North American Strategy.

Advertising and promotion expenses were 11.2% of net sales in the third quarter of 2002, compared to 11.1% in 2001.  Media costs, as a percentage of net sales, in the third quarter of 2002 remained at approximately the same level as in 2001.

Other selling and administrative expenses were $281.6 million or 16.9% of net sales in the third quarter of 2002, compared to 14.6% in 2001.  Other selling and administrative expenses increased in 2002 primarily due to higher incentive compensation accruals and increased bad debt expense.  Mattel’s incentive compensation plans are based on net operating profit after taxes less a capital charge, and substantial progress has been made in improving this metric since last year.  Each quarter, management evaluates Mattel’s credit exposure as it relates to all its customers.  Based on this review, Mattel recorded an additional $18.1 million reserve in the third quarter of 2002 for the Kmart pre-bankruptcy petition accounts receivable.  To estimate the net realizable value of the Kmart pre-bankruptcy petition accounts receivable, management considered the current post-petition market price for the Kmart bank debt, bonds and trade receivables.  Mattel’s remaining pre-bankruptcy petition net accounts receivable from Kmart, after offsetting the reserve for bad debt and customer benefits that were not earned by Kmart, is $18.1 million, which represents approximately 25% of the pre-bankruptcy accounts receivable balance.

The following is a summary of the activity related to Mattel's net Kmart pre-bankruptcy petition accounts receivable balance through September 30, 2002:

(In millions)

Kmart pre-bankruptcy petition accounts receivable		$73.1
Reserve, reclamation claim and unearned customer benefits accrued at time of Kmart’s bankruptcy filing	$(14.8)
Reserve for bad debt recorded in the fourth quarter of 2001	(22.1)
Reserve for bad debt recorded in the third quarter of 2002	(18.1)

Total reserves and unearned customer benefits		(55.0)

Net Kmart pre-bankruptcy petition accounts receivable		$18.1

Other selling and administrative expenses in 2002 included a $2.3 million charge, largely related to streamlining back office functions in connection with the financial realignment plan.  Offsetting the increase to other selling and administrative expense caused by incentive compensation, bad debt expense, and the 2002 financial realignment plan charge were cost savings resulting from continued execution of the financial realignment plan.

Other (income) expense, net was income of $1.9 million in the third quarter of 2002 compared to expense of $3.5 million in 2001.  Financial realignment plan charges included in other (income) expense, net in 2002 and 2001 were $2.3 million and $1.0 million, respectively, primarily related to asset writedowns and other costs associated with implementing the North American Strategy.

Interest expense was $26.6 million in the third quarter of 2002 compared to $39.5 million in 2001 due to lower average borrowings, resulting from improvements in working capital and higher cash at the beginning of the year, payment of maturing long-term debt, and lower short-term rates.  For full year 2002, Mattel expects interest expense to decrease compared to 2001, reflecting anticipated lower average borrowings combined with lower short-term interest rates.

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

Effective January 1, 2002, Mattel ceased amortization of its goodwill in accordance with SFAS No. 142.  To maintain a consistent basis for its measurement of performance and to facilitate a comparison of its current year segment results to that of the prior year, management revised its previously reported segment information to correspond to the earnings measurements by which the business segments are currently evaluated.  Accordingly, segment operating profit for the third quarter of 2001 has been restated to exclude goodwill amortization of $11.5 million.

US Girls segment sales decreased by 6% in the third quarter of 2002 compared to 2001.  Lower sales of Diva Starz™, large dolls, and Barbie® were partially offset by sales growth in Polly Pocket!®, What’s Her Face!™, and American Girl®.  The discontinuation of Cabbage Patch Kids® in 2002 contributed to the decline in total large dolls sales as well as revenue declines in other large doll brands, including Super Scooter Shannen™.  Domestic Barbie® sales declined by 1%, largely due the strategic initiative to reduce shipments of adult-targeted collector and holiday dolls.  Holiday dolls shipments in 2002 are expected to be approximately one-half the amount shipped in 2001.  US Boys-Entertainment segment sales increased 5% in the third quarter of 2002 compared to 2001.  The US Wheels business increased by 1%, while the US Entertainment business grew by 12%.  The improvement in the Entertainment business was primarily due to strong sales of the newly launched He-Man® and Masters of the Universe®, Yu-Gi-Oh!™, and SpongeBob™ SquarePants lines, and increased sales of games and puzzles.  US Infant & Preschool segment sales grew by 7% driven by increased sales of core Fisher-Price®, partially offset by declines in sales of Power Wheels® and licensed character brands.  Sales of the domestic segment in the third quarter of 2002 benefited from Mattel’s strategy to better align its shipments of product to retailers with consumer demand.  While this strategy put downward pressure on first half sales for the domestic segment, it is expected to have no impact on full year domestic sales.  International segment sales increased by 17% compared to last year.  Excluding the favorable foreign exchange impact, sales grew by 15% due to double-digit growth across all the core brand categories – Girls, Boys-Entertainment and Infant & Preschool.

Operating profit in the US Girls segment decreased slightly to $139.3 million in third quarter of 2002, as lower sales volume was largely offset by improved gross margin.  Operating profit in the US Boys-Entertainment segment improved by 37% to $60.4 million in the third quarter of 2002, mainly due to improved gross margin and higher sales volume.  Operating profit in the US Infant & Preschool segment increased by 16% to $98.7 million in third quarter of 2002, primarily due to increased sales volume and improved gross margin.  The domestic segment was negatively impacted by the Kmart bad debt charge.  International segment operating profit improved by 65% to $132.3 million in 2002, largely due to increased sales volume and improved gross margin.

Results of Continuing Operations - First Nine Months

Consolidated Results

Net income for the first nine months of 2002 was $44.0 million or $0.10 per diluted share as compared to net income of $160.9 million or $0.37 per diluted share in the first nine months of 2001.  In the first quarter of 2002, as a result of implementing SFAS No. 142, Mattel recorded a one-time transition adjustment of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the Pleasant Company reporting unit goodwill.  In the third quarter of 2002, Mattel recorded a $27.3 million after-tax gain from discontinued operations.  Profitability in the first nine months of 2002 was also impacted by a pre-tax charge of $41.1 million ($27.7 million after-tax) related to the financial realignment plan.  The combined effect of these items resulted in a net after-tax charge totaling $252.6 million in 2002.  In the first quarter of 2001, as a result of implementing SFAS No. 133, Mattel recorded a one-time transition adjustment of $12.0 million, net of tax, as the cumulative effect of change in accounting principles related to unrealized losses on the CyberPatrol securities that had been previously deferred in other accumulated comprehensive loss.  Profitability in the first nine months of 2001 was also negatively impacted by a pre-tax charge of $39.0 million ($27.2 million after-tax) related to the financial realignment plan and a $5.5 million after-tax charge related to a loss on derivative instruments.  Included in the reported results for the first nine months of 2001 was a pre-tax goodwill amortization charge of $34.5 million ($25.8 million after-tax).  The combined effect of these items resulted in an after-tax charge totaling $70.5 million.

The following table provides a comparison of the reported results for 2002 versus 2001 along with charges related to the financial realignment plan, 2001 goodwill amortization and other nonrecurring charges:

	For the Nine Months Ended Sept. 30,

	2002		2001

(In millions)	Reported Results	Charges	Reported Results	Charges & Goodwill

Net sales	$3,215.8	$—	$3,126.7	$—

Gross profit	$1,526.7	$(8.7)	$1,405.7	$(24.0)
Advertising and promotion expenses	352.6	—	339.5	0.3
Other selling and administrative expenses	707.8	5.3	649.9	0.1
Restructuring and other charges	21.7	21.7	13.0	13.0
Amortization of goodwill	—	—	34.5	34.5
Other (income) expense, net	(6.9)	5.4	15.2	7.1

Operating income	451.5	(41.1)	353.6	(79.0)
Interest expense	85.3	—	114.0	—

Income from continuing operations before income taxes	$366.2	$(41.1)	$239.6	$(79.0)

Net sales in the first nine months of 2002 increased by 3% to $3.22 billion, from $3.13 billion in 2001.  Gross sales within the US decreased 1% from 2001 and accounted for 66% of consolidated gross sales in 2002 compared to 69% in 2001.  In 2002, gross sales internationally increased 13% from 2001.  Excluding the favorable impact of foreign currency exchange, international gross sales were up 12% compared to 2001.

Worldwide gross sales in the Girls category increased 3% in both US dollars and local currency, to $1.48 billion for the first nine months of 2002.  Domestic sales decreased by 4% and international sales grew by 17%, or 16% in local currency.  The worldwide growth in the Girls category was driven by Barbie® sales internationally, Polly Pocket!®, What’s Her Face!™, and American Girl®, partially offset by declines in Diva Starz™ and large dolls.  The discontinuation of Cabbage Patch Kids® in 2002 contributed to the decrease in total large doll sales as well as revenue declines in other large doll brands, including Super Scooter Shannen™.  Worldwide Barbie® sales increased 1% for the first nine months of 2002 compared to 2001.  A 12% increase in international Barbie® sales was partially offset by a 6% decline in US Barbie® sales.

Worldwide gross sales in the Boys-Entertainment category grew 5% in both US dollars and local currency, to $881.6 million for the first nine months of 2002.  Domestic sales increased slightly, while international sales improved by 14%, or 15% in local currency.  The worldwide Wheels business increased 5% due to growth in all categories -- Matchbox®, Hot Wheels® and Tyco® Radio Control.  The Entertainment business grew 6% due to strong sales of all licensed properties and games and puzzles, which more than offset the elimination of the Disney entertainment properties.

Worldwide gross sales in the Infant & Preschool category increased 1% in both US dollars and local currency, to $1.15 billion for the first nine months of 2002.  Domestic sales increased slightly, while international sales grew by 4%, or 3% in local currency.  Worldwide sales of core Fisher-Price® products increased by 9%, with domestic sales up 7% and international sales improving by 12%.  Sales in the licensed character brands business continue to be weak in both the domestic and international markets.

Gross profit, as a percentage of net sales, was 47.5% in the first nine months of 2002, compared to 45.0% in 2001.  Gross profit was positively impacted by savings realized from the financial realignment plan and supply chain initiatives.  In 2002, cost of sales included an $8.7 million charge, primarily related to the North American Strategy.  In 2001, cost of sales included a $24.0 million financial realignment charge, largely related to the termination of a licensing arrangement and the North American Strategy.

Advertising and promotion expenses were 11.0% of net sales in the first nine months of 2002 as compared to 10.9% in 2001.  Media costs, as a percentage of net sales, in 2002 remained at approximately the same level as in 2001.

Other selling and administrative expenses were $707.8 million, or 22.0% of net sales, in the first nine months of 2002, compared to 20.8% in 2001.  Other selling and administrative expenses increased in 2002, mainly due to higher incentive compensation accruals.  Mattel’s incentive compensation plans are based on net operating profit after taxes less a capital charge, and substantial progress has been made in improving this metric since last year.  Other selling and administrative expenses in 2002 included a $5.3 million charge, largely related to streamlining back office functions in connection with the financial realignment plan.  Offsetting the increase to other selling and administrative expenses caused by incentive compensation and the 2002 financial realignment plan charge were cost savings resulting from the continued execution of the financial realignment plan.

Other (income) expense, net was income of $6.9 million in the first nine months of 2002 compared to expense of $15.2 million in 2001.  The improvement was largely due to net foreign exchange gains totaling $8.3 million in 2002 compared to net foreign exchange losses totaling $6.4 million in 2001.  Gains and losses on unhedged intercompany receivables and payables balances denominated in a currency other than the applicable functional currency are recognized as a component of other (income) expense, net in the period in which the exchange rate changes.  The financial realignment plan charges in 2002 of $5.4 million were primarily related to asset writedowns and other costs associated with implementing the North American Strategy.  Other expense, net in 2001 was impacted by $7.1 million in nonrecurring charges, which included a $5.5 million loss on derivative instruments and a $1.6 million charge for asset writedowns and other costs associated with implementing the North American Strategy.

Interest expense was $85.3 million in the first nine months of 2002 compared to $114.0 million in 2001 due to lower average borrowings resulting from improvements in working capital and higher cash at the beginning of the year, payment of maturing long-term debt, and lower short-term rates.  For full year 2002, Mattel expects interest expense to decrease compared to 2001, reflecting anticipated lower average borrowings combined with lower short-term interest rates.

Business Segment Results

US Girls segment sales decreased by 4% in the first nine months of 2002 compared to 2001.  Declines in Barbie®, Diva Starz™, and large dolls sales were partially offset by growth in sales of Polly Pocket!®, What’s Her Face!™, and American Girl®.  US Boys-Entertainment segment sales increased slightly in the first nine months of 2002 compared to 2001.  The US Wheels business decreased slightly, while the US Entertainment business improved by 2%.  US Infant & Preschool segment sales increased slightly in the first nine months of 2002 due to increased sales of core Fisher-Price®, partially offset by lower sales of Power Wheels® and licensed character brands.  International segment sales increased by 13% compared to last year.  Excluding the favorable foreign exchange impact, sales grew by 12% due to growth across all the core brand categories – Girls, Boys-Entertainment and Infant & Preschool.

Operating profit in the US Girls segment remained flat at $231.3 million in the first nine months of 2002, as improved margin and lower overhead spending was offset by decreased sales volume.  Operating profit in the US Boys-Entertainment segment improved by 60% to $76.4 million in the first nine months of 2002, largely due to improved gross margin and lower overhead spending.  Operating profit in the US Infant & Preschool segment increased 9% to $113.1 million in the first nine months of 2002, primarily due to improved gross margin and lower advertising expense.  The domestic segment was negatively impacted by the Kmart bad debt charge.  The International segment operating profit more than doubled to $159.3 million in 2002, largely due to increased volume and improved gross margin.

Financial Realignment Plan

During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling and administrative expenses; operating profit; and cash flow.  The plan will require a total pre-tax charge estimated at $250 million, or $170 million after-tax, of which approximately $120 million represents cash expenditures and $50 million represents non-cash writedowns.  Mattel intends to fund the cash outlay from existing cash balances and internally generated cash flows from operations.

Under the plan, Mattel expects to deliver initial cumulative cost savings of approximately $200 million by year-end 2003.  However, there is no assurance that Mattel will be able to successfully implement all phases of its financial realignment plan or that it will realize the anticipated cost savings and improved cash flows.

A summary of the components of the financial realignment plan and the timeframe to complete implementation of the plan is as follows:

	Actual Charges			Projected Charges		Total

	For the Year Ended		Nine Months Ended	Fourth Quarter	2003

(In millions)	2000	2001	2002	2002

Gross profit	$78.6	$28.2	$8.7	$3.1	$6.5	$125.1
Advertising and promotion expenses	4.8	0.3	—	—	—	5.1
Other selling and administrative expenses	5.9	1.5	5.3	3.9	9.0	25.6
Restructuring and other charges	22.9	15.7	21.7	5.2	6.0	71.5
Other expense (income), net	13.0	4.5	5.4	0.5	(0.7)	22.7

Pre-tax charges	$125.2	$50.2	$41.1	$12.7	$20.8	$250.0

Approximate after-tax charges	$84	$35	$28	$9	$14	$170

The charges referred to above represent expenditures for the following major initiatives:

•	Reduce excess manufacturing capacity;

•	Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

•	Eliminate product lines that do not meet required levels of profitability;

•	Improve supply chain performance and economics;

•	Implement an information technology strategy aimed at achieving operating efficiencies;

•

Eliminate positions at US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

•	Close and consolidate certain international offices.

Future pre-tax implementation costs of $33.5 million have not been accrued as of September 30, 2002.  Management expects to record these costs during the remainder of 2002 and 2003.

In April 2001, as part of the financial realignment plan, Mattel announced the closure of its Murray, Kentucky manufacturing facility as part of the North American Strategy.  Production from this facility has been consolidated into other Mattel-owned and operated facilities in North America.  This action is one of the realignment measures taken to lower costs.  Mattel believes that this action was necessary to maintain a competitive cost structure in today’s global marketplace.  Manufacturing ceased at the Murray location at the end of May 2002.

In January 2002, as part of the financial realignment plan, Mattel implemented further headcount reductions of approximately 240 positions or 7% at its US-based headquarters locations through a combination of layoffs, elimination of open requisitions, attrition, and retirements.

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

Through December 31, 2001, Mattel recorded $38.6 million of pre-tax restructuring charges in connection with the financial realignment plan, of which $11.7 million was not yet paid.  These charges were largely related to the initial elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities.  In the first nine months of 2002, Mattel recorded $21.7 million of pre-tax restructuring charges in connection with the financial realignment plan, primarily related to the second phase of its elimination of positions at its US-based headquarters locations, severance and other costs related to the North American Strategy, and consolidation of international offices.  From inception through September 30, 2002, a total of $39.8 million has been incurred related to the termination of approximately 2,300 employees, of which 1,340 were terminated during the first nine months of 2002.  Of the approximately 2,300 employee terminations, approximately 1,300 related to the North American Strategy.

The components of the restructuring charges are as follows:

(In millions)	Balance Dec. 31, 2001	2002 Charges	Amounts Incurred	Balance Sept. 30, 2002

Severance and other compensation	$8.8	$18.6	$(20.8)	$6.6
Lease termination costs	1.9	1.1	(1.5)	1.5
Other	1.0	2.0	(2.7)	0.3

	$11.7	$21.7	$(25.0)	$8.4

Liquidity and Capital Resources

Mattel’s primary source of liquidity for the first nine months of 2002 was cash on hand at the beginning of the year.  Cash flows used for operating activities improved by $378.6 million compared to the first nine months of 2001, largely due to the positive impact of better inventory management resulting from supply chain initiatives and increased factoring of accounts receivable.  During the first nine months of 2002, Mattel invested $108.2 million in tooling and other fixed asset additions to support existing and new products and the strategic information technology project.  In the first nine months of 2001, Mattel invested $131.2 million in tooling and other fixed assets, including expansion of existing North American manufacturing facilities in anticipation of the closure of the Murray, Kentucky plant.  Mattel expects to invest approximately $180 to $200 million during fiscal year 2002 in capital expenditures, including support for its strategic information technology project and the continuation of the financial realignment plan.  Cash flows from financing activities decreased $672.1 million compared to the first nine months of 2001, primarily due to lower short-term borrowings and repayment of the 200 million Euro Notes and $30.0 million in medium-term notes upon maturity.

Seasonal Financing

Mattel’s financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter when inventories are at their highest levels in anticipation of expected second half sales volume and when accounts receivable are at their highest levels due to increased sales volume, consistent with the industry taken as a whole.  Mattel expects to finance its seasonal working capital requirements for the next twelve months by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables, and utilizing various short-term bank lines of credit.  In addition, Mattel avails itself of individual short-term foreign credit lines with a number of banks, which will be used as needed to finance seasonal working capital requirements of certain foreign subsidiaries.  In March 2002, Mattel amended and restated its existing domestic unsecured committed revolving credit facility into a $1.060 billion, 3-year facility that expires in 2005.  Mattel believes the cash on hand at the beginning of 2002, amounts available under its domestic unsecured committed revolving credit facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements.  Mattel also has a $200.0 million senior unsecured term loan that matures in July 2003.  Mattel’s domestic unsecured credit facility and the $200.0 million term loan contain a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios.  Specifically, Mattel is required to meet these financial covenant ratios at the end of each of the first three fiscal quarters of each year and at the end of each fiscal year.  The credit agreement for the domestic unsecured credit facility and the loan agreement for the term loan specify the formulae to be used in calculating the ratio amounts.  As of September 30, 2002, Mattel’s consolidated debt-to-capital ratio was 0.42 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 7.03 to 1 (compared to a minimum allowed of 3.50 to 1).

Mattel has a $300.0 million domestic receivables sales facility which is a sub-facility of Mattel’s $1.060 billion, 3-year domestic unsecured committed revolving credit facility.  The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the $1.060 billion available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold.  Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A. as administrative agent, Citicorp USA, Inc. and Fleet National Bank as syndication agents, and Societe Generale and BNP Paribas as documentation agents.  Pursuant to the domestic receivables facility, Mattel Sales Corp. and Fisher-Price, Inc. (which are wholly-owned subsidiaries of Mattel) can sell trade receivables from Wal-Mart Stores and Target Corporation to Mattel Factoring Inc. (“Mattel Factoring”), a Delaware corporation and wholly owned subsidiary of Mattel.  Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility.  Mattel Factoring is a consolidated subsidiary of Mattel.  Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group.  Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable on its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

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

The following chart shows the outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, and have been excluded from Mattel’s consolidated balance sheets as of the dates indicated:

(In millions)	Sept. 30, 2002	Sept. 30, 2001	Dec. 31, 2001

Receivables sold pursuant to the:
Domestic receivables facility	$194.9	$189.1	$261.5
European receivables facility	118.5	—	78.0
Other factoring arrangements	53.7	68.3	159.2

	$367.1	$257.4	$498.7

Financial Position

Mattel’s cash and short-term investments increased by $130.6 million to $196.3 million at September 30, 2002 compared to $65.7 million at September 30, 2001, largely due to cash flows generated from operating activities, partially offset by repayment of short-term borrowings and maturing debt.  Compared to year end 2001, cash and short-term investments decreased $420.2 million, primarily due to cash flows used for operating activities and repayment of maturing debt.  Accounts receivable, net decreased by $235.7 million to $1.356 billion at September 30, 2002, compared to $1.591 billion at September 30, 2001, reflecting improved cash collections and higher factoring of accounts receivable.  Included in the September 30, 2002 accounts receivable balance is a $43.3 million receivable from Gores Technology Group related to discontinued operations activity during the quarter.  Excluding the increased factoring of receivables of $109.7 million and the receivable from Gores Technology Group, accounts receivable, net declined by $169.3 million versus the third quarter of 2001.  Compared to year end 2001, accounts receivable, net increased by $659.1 million.  Excluding the decreased factoring of receivables of $131.6 million and the receivable from Gores Technology Group, accounts receivable, net increased by $484.2 million from year end, primarily due to the seasonality of sales and collections.  Inventories decreased by $165.9 million, or 22%, to $573.8 million at September 30, 2002, compared to $739.7 million at September 30, 2001.  Inventory levels at September 30, 2002 were positively impacted by the execution of supply chain initiatives and the elimination of pre-built inventory related to the closure of the Murray, Kentucky plant which was essentially completed in the last quarter.  Since year end 2001, inventories increased by $86.3 million as a result of seasonal inventory buildup to support sales later in the year.  Mattel aims to continue improving its supply chain performance and thereby optimizing its accounts receivable and inventory levels.  The West Coast port dispute could put pressure on inventories in the near term.  Prepaid expenses and other current assets increased by $45.8 million to $227.3 million at September 30, 2002, compared to the third quarter of 2001, largely due to increased receivable collections deposits with banks and prepaid income taxes which were partially offset by lower prepaid royalties.  Compared to year end 2001, prepaid expenses and other current assets decreased $64.6 million, mainly due to reductions in prepaid advertising, receivables collections deposits with banks and prepaid royalties.  Property, plant and equipment, net decreased by $17.5 million from September 30, 2001, to $596.3 million at September 30, 2002, mainly due to depreciation, partially offset by capital spending.  Goodwill decreased by $402.6 million from September 30, 2001 to $698.9 million at September 30, 2002, due to the one-time $400.0 million pre-tax transition adjustment resulting from the implementation of SFAS No. 142 and amortization recorded in 2001.  Other assets increased by $73.3 million and $99.0 million from September 30, 2001 and December 31, 2001, respectively, to $830.9 million at September 30, 2002, principally due to increased noncurrent deferred tax assets resulting from the one-time transition adjustment made in connection with implementation of SFAS No. 142, which were reduced by tax assets associated with income from continuing and discontinued operations.

Short-term borrowings decreased $639.6 million to $95.5 million at September 30, 2002 compared to $735.1 million at September 30, 2001.  Compared to year end 2001, short-term borrowings increased $57.4 million.  Current portion of long-term debt increased $137.3 million to $382.2 million at September 30, 2002 compared to $244.9 million at September 30, 2001, primarily due to the reclassification of the $200.0 million term loan, $150.0 million of 6% senior notes and $30.0 million of medium-term notes maturing in the next twelve months from long-term debt, partially offset by repayment of the 200 million Euro loan and $60.5 million of medium-term notes at maturity.  Current portion of long-term debt increased $172.1 million from year end 2001 due to the reclassification of debt maturing in the next twelve months, partially offset by the repayment of the 200 million Euro loan at maturity.

A summary of Mattel’s capitalization is as follows:

(In millions, except percentage information)	Sept. 30, 2002		Sept. 30, 2001		Dec. 31, 2001

Medium-term notes	$450.0	17%	$480.0	17%	$480.0	17%
Senior notes	150.0	6	500.0	18	500.0	17
Other long-term debt obligations	40.3	1	41.1	1	40.9	1

Total long-term debt	640.3	24	1,021.1	36	1,020.9	35
Other long-term liabilities	167.4	6	171.4	6	184.2	6
Stockholders’ equity	1,831.7	70	1,610.2	58	1,738.5	59

	$2,639.4	100%	$2,802.7	100%	$2,943.6	100%

Total long-term debt decreased by $380.8 million at September 30, 2002 compared to September 30, 2001 and $380.6 million since year end 2001 due to the aforementioned reclassification of the $200.0 million term loan, $150.0 million of 6% senior notes and $30.0 million of medium-term notes maturing in the next twelve months to current portion of long-term debt.  Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments.  Stockholders’ equity increased $221.5 million since September 30, 2001, primarily as a result of income from continuing and discontinued operations and cash received from the exercise of employee stock options, partially offset by the cumulative effect of change in accounting principles related to the one-time transition adjustment recorded upon implementation of SFAS No. 142 and payment of a dividend on common stock in the fourth quarter of 2001.  The $93.2 million increase in stockholders’ equity since year end 2001 was largely due to income from continuing and discontinued operations and cash received from the exercise of employee stock options, partially offset by the SFAS No. 142 transition adjustment.

Mattel’s total debt to capital ratio, including current portion of long-term debt, improved from 55.4% at September 30, 2001 to 37.9% at September 30, 2002 due to the repayment of short-term and long-term debt combined with improvement in operating results.  Mattel continues to target a goal of reducing the year end total debt to capital ratio to approximately one-third of capital and expects to achieve this target by year end 2002.

Discontinued Operations

In third of quarter 2002, Gores Technology Group completed the sale and liquidation of non-cash proceeds related to the sales of the education and productivity divisions of the former Learning Company.  Mattel has a contractual right to share with Gores Technology Group in proceeds from the sale of the assets of the former Learning Company and other liquidation events.  Mattel recognized a gain from discontinued operations of $27.3 million, net of taxes, in the consolidated statement of operations for the quarter ended September 30, 2002.  In October 2002, Mattel collected the $43.3 million due from Gores Technology Group related to these events.  Through September 30, 2002, Gores has essentially sold all of the former Learning Company businesses.  Therefore, Mattel does not expect to receive any significant additional proceeds from Gores related to the discontinued operations.

New Accounting Pronouncement

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan.  All provisions of SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.  Consistent with the provisions of SFAS No. 146, Mattel’s previously issued financial statements will not be restated.  Mattel does not expect that the adoption of SFAS No. 146 will have a material effect on its consolidated financial position or results of operations.

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, special charges, other non-recurring charges, cost savings, operating efficiencies, financial position and profitability.  Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.  Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements.  Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases.  Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  In addition to the important factors detailed herein and from time to time in other reports filed by Mattel with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

Competition and New Product Introductions

Mattel’s business and operating results depend largely upon the appeal of its toy products.  Consumer preferences are continuously changing.  In recent years there have been trends towards shorter life cycles for individual products, the phenomenon of children outgrowing toys at younger ages - particularly in favor of interactive and high technology products - and an increasing use of high technology in toys.  In addition, Mattel competes with many other companies, both large and small, which means that Mattel’s market position is always at risk.  Mattel’s ability to maintain its current market share, and increase its market share or establish market share in new product categories, will depend on Mattel’s ability to satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of such products.  If Mattel does not successfully meet these challenges in a timely and cost-effective manner, demand for its products will decrease and Mattel’s results of operations will suffer.

Seasonality, Managing Production and Predictability of Orders

Mattel’s business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand.  Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period of September through December.  As a result, Mattel’s annual operating results will depend, in large part, on sales during the relatively brief holiday season.  Retailers are attempting to manage their inventories better, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers.  This in turn results in shorter lead times for production.  Shipping disruptions limiting the availability of ships or containers in Asia during peak demand times may affect Mattel’s ability to deliver its products in time to meet retailer demand.  Additionally, shortages of raw materials or components also may affect Mattel’s ability to produce products in time to meet retailer demand.  These factors increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

Adverse General Economic Conditions

Mattel’s results of operations may be negatively affected by adverse changes in general economic conditions in the US and internationally, including adverse changes in the retail environment, employment levels and the stock market.  These adverse changes may be as a result of softening global economies, wavering consumer confidence caused by the threat or occurrence of terrorist attacks such as those in the US on September 11, 2001, war or other factors affecting economic conditions generally.  Such changes may negatively affect the sales of Mattel’s products, increase exposure to losses for bad debt, or increase costs associated with manufacturing and distributing these products.

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

Rationalization of Mass Market Retail Channel and Bankruptcy of Key Customers

Many of Mattel’s key customers are mass market retailers.  The mass market retail channel has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems.  Since the third quarter of 2001, two large customers of Mattel filed for bankruptcy.  Mattel’s sales to customers are typically made on credit without collateral.  There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the control of Mattel.  This could increase Mattel’s exposure to losses from bad debts.  In addition, if these or other customers were to cease doing business as a result of bankruptcy, or otherwise, it could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Litigation and Disputes

Mattel is involved in a number of litigation matters.  These include purported securities class action claims stemming from the merger with the Learning Company and the performance of the Learning Company division in the second half of 1999, in which the plaintiffs are seeking unspecified monetary damages.  An unfavorable resolution of the pending litigation could have a material adverse effect on Mattel’s financial condition and results of operations.  The litigation may result in substantial costs and expenses and significantly divert the attention of Mattel’s management regardless of the outcome.  There can be no assurance that Mattel will be able to achieve a favorable settlement of the pending litigation or obtain a favorable resolution of such litigation if it is not settled.  In addition, current and future litigation, governmental proceedings, labor disputes or environmental matters could lead to increased costs or interruptions of normal business operations of Mattel.  In particular, a continued work slowdown, lock out or strike of West Coast dockworkers could have a material adverse impact on Mattel’s business.

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

Political Developments, including Trade Relations, and the Threat or Occurrence of Terrorist Activities or War

Mattel’s business is worldwide in scope, including operations in 36 countries.  The deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the US and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition and results of operations.  For example, an adverse change in trade status for China could result in a substantial increase in the import duty of toys manufactured in China and imported into the US.  In addition, the occurrence or threat of terrorist activities or war, and the responses to and results of such activities, could materially impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets and general economic conditions.

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

Financial Realignment Plan

Mattel announced a significant financial realignment plan in 2000, which was designed to improve gross margins; selling and administrative expenses; operating profit; and cash flow.  See “Financial Realignment Plan” and Part I “Financial Information - Note 18 to the Consolidated Financial Information.”  The financial realignment plan requires substantial management and financial resources to implement.  The plan may not achieve intended cost reductions or adequately address significant operating issues.  The failure of the plan to meet its objectives in whole or in part, or any delay in implementing the plan, could have a material adverse effect on Mattel’s business, financial condition and results of operations.  In 2002, as part of the financial realignment plan, Mattel commenced a long-term information technology strategy to help it better manage its business, while lowering costs in procurement, finance, human resources, distribution and manufacturing.  The failure of this program to meet its objectives in whole or in part, or any delay in implementing the program, could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Financing Matters

Increases in interest rates, both domestically and internationally, could negatively affect Mattel’s cost of financing both its operations and investments.  Foreign currency exchange fluctuations may affect Mattel’s reportable income and cash flows.  Any reductions in Mattel’s credit ratings could increase the cost of obtaining financing.  Additionally, Mattel’s ability to issue long-term debt and obtain seasonal borrowing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios.  Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

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

Changes in Laws and Regulations

Mattel operates in a highly regulated environment in the US and internationally.  US federal, state and local governmental entities and foreign governments regulate many aspects of Mattel’s business including its products and the importation and export of its products.  Such regulations may include taxes, trade restrictions, regulations regarding financial matters, advertising directed toward children, safety, environmental regulations and other administrative and regulatory restrictions.  Changes in laws or regulations may lead to increased costs or the interruption of normal business operations.

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

If any of the risks and uncertainties described in the cautionary factors listed above actually occur, Mattel’s business, financial condition and results of operations could be materially and adversely affected.  The factors listed above are not exhaustive.  Other sections of this Quarterly Report on Form 10-Q include additional factors that could materially and adversely impact Mattel’s business, financial condition and results of operations.  Moreover,

Mattel operates in a very competitive and rapidly changing environment.  New factors emerge from time to time and it is not possible for management to predict the impact of all such factors on Mattel’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.  Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by Mattel or its representatives may turn out to be wrong.  Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Mattel’s results of operations and cash flows may be impacted by exchange rate fluctuations.  Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause exchange rate exposure for Mattel.  Mattel seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies.  These contracts generally have maturity dates of up to 18 months.  Inventory purchase exposure in Mexico is offset by Mexico’s cash position that is held in US dollars.  Excluding the US dollar denominated intercompany balances in Mexico, the majority of all other intercompany receivables and payables denominated in foreign currencies are hedged or are short-term balances with minimal currency exposure.  In addition, Mattel manages its exposure through the selection of currencies used for international borrowings.  Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by exchange rate fluctuations on its net investment in foreign subsidiaries.  Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal period-end exchange rates.  Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period.  The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity.  Mattel’s primary currency exposures are on its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah.

Mattel also entered into a cross currency interest rate swap to convert the interest and principal amount from Euros to US dollars on its 200 million Euro Notes, which were repaid in July 2002.

Item 4.   Controls and Procedures.

Within 90 days prior to the date of this report, Mattel's disclosure controls and procedures were evaluated.  Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective in timely alerting them to material information relating to Mattel required to be included in Mattel's periodic reports.

There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation except for the planned improvements noted below.

Subsequent to September 30, 2002, Mattel started the conversion to new and upgraded financial systems for some of the subsidiaries based in the United States.  The financial and other information used in preparing this quarterly report on Form 10-Q was derived from our financial systems prior to the conversion to the new systems. Consequently, there has been no reliance placed on these new systems in preparing this Quarterly Report on Form 10-Q.

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

Litigation Related to Learning Company

Following Mattel’s announcement in October 1999 of the expected results of its Learning Company division for the third quarter of 1999, various Mattel stockholders filed purported class action complaints naming Mattel and certain of its present and former officers and directors as defendants.  The complaints generally allege, among other things, that the defendants made false or misleading statements, in the joint proxy statement for the merger of Mattel and Learning Company and elsewhere, that induced Mattel’s shareholders to vote to approve the merger and artificially inflated the price of Mattel’s common stock.

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

Other purported class action litigation was brought against Mattel as successor to Learning Company and the former directors of Learning Company on behalf of former stockholders of Broderbund Software, Inc. who acquired shares of Learning Company in exchange for their Broderbund common stock in connection with the Learning Company-Broderbund merger on August 31, 1998.  The defendants’ motion to dismiss the complaint in In re Broderbund was granted in May 2001, and in June 2002, the Ninth Circuit Court of Appeals affirmed the dismissal.

Several stockholders have filed derivative complaints purportedly on behalf of and for the benefit of Mattel, alleging, among other things, that Mattel’s directors breached their fiduciary duties, wasted corporate assets, and grossly mismanaged Mattel in connection with Mattel’s acquisition of Learning Company and its approval of severance packages to certain former executives.  These derivative actions have been filed in the Court of Chancery in Delaware, in Los Angeles Superior Court in California, and in the United States District Court for the Central District of California.  The plaintiffs have asked for unspecified monetary damages.

In May 2002, the Court in the California state court actions sustained, without leave to amend, defendants’ demurrer to the amended consolidated complaint, on the ground that plaintiffs failed to make pre-suit demand on the Board of Directors.  The plaintiffs in the California state court derivative action have appealed this dismissal.  The plaintiffs in the derivative actions in federal court and in the Court of Chancery in Delaware dismissed their complaints without prejudice in, respectively, July 2002 and August 2002.

Mattel believes that the actions are without merit and intends to defend them vigorously.

At the time of the lawsuits, Mattel maintained directors and officers liability insurance with a maximum coverage of $120 million for certain actions against Mattel and certain actions against Mattel’s directors and officers that are indemnifiable by Mattel.  Mattel believed the insurance coverage in place at the time of the lawsuits would cover certain losses and defense costs associated with actions such as the lawsuits.  Multiple insurance companies are committed to providing insurance under these policies, with a different insurer committed to cover losses and costs in each layer of potential exposure up to the $120 million of maximum coverage.  The insurance company that had insured Mattel’s losses between $50 million and $70 million, Reliance Insurance Company, was forced into liquidation by the Commonwealth Court of Pennsylvania on October 3, 2001, and is unlikely to have the financial ability to meet its coverage obligation, should it arise.  Therefore, if losses and defense costs were to exceed $50 million, it is not clear to what extent, if at all, Mattel would be required to fund such losses and costs between $50 million and $70 million, above which additional insurance carriers are liable to cover additional losses and costs up to the $120 million of maximum coverage.  With respect to losses that exceed $50 million, up to $70 million, Mattel has made a claim against the California Insurance Guarantee Association (“CIGA”) for the full $20 million of the Reliance layer.  CIGA disputes that it has to pay such amount, and instead has taken the position that it has to pay only $0.5 million of such amount if losses and costs do indeed exceed $50 million.  Mattel will continue to pursue CIGA for a payment in excess of $0.5 million to the extent that losses exceed $50.5 million.  If, ultimately, there is a difference between the $20 million representing the Reliance layer and what CIGA pays to Mattel, Mattel will pursue claims in the Reliance liquidation proceedings.

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

G&H is seeking unspecified damages relating to Barbie® dolls sold from 1971 through 1974. It has initially estimated damages in an amount equal to approximately $4.5 million.  Mattel believes that if the plaintiff were to be successful in the current action, it would pursue further actions for damages relating to sales for other time frames as well.  The current action further requests a declaration that G&H may resume production of the Lilli doll.

Mattel believes the action has no substantive merit and is subject to significant procedural defenses.  Mattel intends to defend the case vigorously.  The German court held an initial hearing on October 25, 2002, at which the court announced it would dismiss G&H’s action on all counts.  The plaintiff’s counsel has indicated an intention to appeal the rulings.

Environmental

- Beaverton, Oregon

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

In November 1998, Mattel and another potentially responsible party entered into a consent order with the Oregon Department of Environmental Quality to conduct a remedial investigation/feasibility study at the property, to propose an interim remedial action measure, and to continue the community outreach program.  Mattel has satisfied the requirements of the consent order, and is in negotiations with the state regarding its future role.  Mattel has recorded pre-tax charges totaling $19.0 million for environmental remediation costs related to this property, based on the completion and approval of the remediation plan and feasibility study.  Approximately $3 million has been incurred through September 30, 2002, largely related to attorney fees, consulting work and an employee medical screening program.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits
	11.0	Computation of Income (Loss) per Common and Common Equivalent Share
	12.0	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
	99.0	Amendment No. 7 to Amended and Restated Mattel 1996 Stock Option Plan

(b)	Reports on Form 8-K

Mattel, Inc. filed the following Current Reports on Form 8-K during the quarterly period ended September 30, 2002:

Date of Report	Items Reported	Financial Statements Filed

July 18, 2002	5, 7	None
August 9, 2002	9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTEL, INC.

(Registrant)

Date:	As of November 12, 2002	By:

Douglas E. Kerner Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

CERTIFICATIONS

I, Robert A. Eckert, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Mattel, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	As of November 12, 2002	By:

Robert A. Eckert Chairman and Chief Executive Officer (Principal executive officer)

CERTIFICATIONS (Cont’d)

I, Kevin M. Farr, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Mattel, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	As of November 12, 2002	By:

Kevin M. Farr Chief Financial Officer (Principal financial officer)