Form 10-K
period 2002-12-31
MATTEL INC /DE/
filed 2003-03-24
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 001-05647

MATTEL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1567322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Continental Boulevard

El Segundo, California 90245-5012

(Address of principal executive offices)

(310) 252-2000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant calculated using the market price as of the close of business on June 28, 2002 was $9,206,740,402.

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of March 21, 2003:

439,120,200 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Mattel, Inc. 2003 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year (Incorporated into Part III).

MATTEL, INC. AND SUBSIDIARIES

PART I

Item 1.    Business.

Mattel, Inc. (“Mattel”) designs, manufactures, and markets a broad variety of toy products worldwide through sales to retailers and directly to consumers.

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Girls—including Barbie® fashion dolls and accessories, Polly Pocket!®, Diva Starz™, What’s Her Face!™, ello™, and American Girl®

Boys-Entertainment—including Hot Wheels®, Matchbox®, and Tyco® Radio Control vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, and games and puzzles (collectively “Entertainment”)

Infant & Preschool—including Fisher-Price®, Power Wheels®, Sesame Street®, Disney preschool and plush, Winnie the Pooh, Blue’s Clues™, Rescue Heroes™, Barney™, See ’N Say®, Magna Doodle®, Dora the Explorer™, and View-Master®

Mattel’s management has articulated its overall company vision: The World’s Premier Toy Brands—Today and Tomorrow. Management set five key company strategies: (i) improve execution of the existing toy business; (ii) globalize the brands; (iii) extend the brands; (iv) catch new trends; and (v) develop people.

Mattel faced several challenges during 2002, in its largest market, the US, including an uncertain retail environment, weak consumer confidence, higher unemployment, labor unrest at West Coast ports and the threat of continued terrorism and war. Mattel improved its performance despite these challenges by executing four strategic priorities: (i) strengthening core brand momentum; (ii) executing the financial realignment plan and cutting costs; (iii) improving supply chain performance; and (iv) developing people. By focusing on these priorities, Mattel achieved, among other results, improvement in inventory levels, higher gross margins and lower costs through management of the supply chain, improved development of employee talent through the introduction of several new programs and a better alignment of employee activity with Mattel’s values.

In 2002, Mattel continued to execute its financial realignment plan, originally announced during the third quarter of 2000, designed to improve gross margin; selling and administrative expenses; operating income; and cash flows. The plan will require a total pre-tax charge estimated at approximately $250 million, or $170 million, after-tax. Through December 31, 2002, Mattel had recorded pre-tax charges totaling $223.7 million or approximately $151 million, after-tax. Under the plan, Mattel is on track to deliver at least the targeted initial cumulative pre-tax cost savings of approximately $200 million over the three-year duration of the plan. Over the last two years, Mattel recognized cumulative pre-tax cost savings of approximately $142 million, of which approximately $55 million and $87 million were realized in 2001 and 2002, respectively. Mattel expects to achieve pre-tax cost savings of approximately $80 million in 2003. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Realignment Plan” and Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements.”

Mattel was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Boulevard, El Segundo, California 90245-5012, telephone (310) 252-2000.

Business Segments

“Mattel” refers to Mattel, Inc. and its subsidiaries as a whole, unless the context requires otherwise. This narrative discussion applies to all segments except where otherwise stated. Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international.

The Domestic segment is further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. For additional information on Mattel’s business segment reporting, including revenues, segment income, and assets, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Segment Results” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.” For additional information regarding geographic areas, see Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.” For a discussion of the risks inherent in the foreign operations of Mattel, which affect each segment, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results—Political Developments, including Trade Relations, and The Threat or Occurrence of War or Terrorist Activities.”

In February 2003, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes in 2003. Any discussion of segment information in this Annual Report on Form 10-K is based on the segments evaluated by management during 2002.

Domestic Segment

The Domestic segment develops toys that it markets and sells in the US Girls, US Boys-Entertainment and US Infant & Preschool segments.

The US Girls segment includes brands such as Barbie® fashion dolls and accessories, Polly Pocket!®, Diva Starz™, What’s Her Face!™, ello™, and American Girl®. In 2003, Mattel expects to expand or introduce Barbie™ of Swan Lake, the third in a series of videos and entertainment-themed fashion dolls, My Scene™, a new tween-targeted lifestyle brand featuring a range of fashion dolls, accessories and licensed products, Stretchy Polly Pocket!®, an innovative new-sized stretchy and magnetic Polly Pocket!®, and ello™, the creation system for girls that inspires them to design and create anything that sparks their imagination.

The US Boys-Entertainment segment includes Hot Wheels®, Matchbox®, and Tyco® Radio Control (collectively “Wheels”) and Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, and games and puzzles (collectively “Entertainment”) products. New Boys-Entertainment products in 2003 are expected to include Hot Wheels® Alien Attack™, Hot Wheels® Raptor Blast™, Matchbox® Fire Blaster™ playset, Tyco® R/C Whiplash™ and Mattel games and puzzles’ Break the Safe™ game.

The US Infant & Preschool segment includes Fisher-Price®, Power Wheels®, Sesame Street®, Disney preschool and plush, Winnie the Pooh, Blue’s Clues™, Rescue Heroes™, Barney™, See ’N Say®, Magna Doodle®, Dora the Explorer™, and View-Master® brands. New product introductions for 2003 are expected to include Hokey Pokey Elmo, the Learn Through Music system, Get-up-and-Bounce Tigger, PowerTouch™ electronic learning system, Peek-a-blocks™, Geo Trax™, Pixter® color, and Rescue Heroes™ Mission Select™.

International Segment

Generally, the products marketed by the International segment are the same as those developed and marketed by the Domestic segment, although some are developed or adapted for particular international markets. Mattel’s products are sold directly to customers in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence. See “Licenses and Distribution Agreements.”

Revenues from Mattel’s International segment represented approximately 36% of total consolidated gross sales in 2002. Within the International segment, Mattel operates in four regions that generated the following gross sales during 2002 (in millions):

	For the Year
	2002
	Amount	Percentage
Europe	$1,126.1	60%
Latin America	461.7	24
Canada	171.4	9
Asia Pacific	138.2	7

	$1,897.4	100%

No individual country within the International segment exceeded 6% of consolidated gross sales during 2002.

The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of Mattel’s international operations. Mattel enters into foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies to limit the effect of exchange rate fluctuations on its results of operations and cash flows. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8 “Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements.” For financial information by geographic area, see Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.”

Manufacturing

Mattel manufactures toy products for all segments in both company-owned facilities and through independent contractors. Products are also purchased from unrelated entities that design, develop and manufacture the products. To provide greater flexibility in the manufacture and delivery of products, and as part of a continuing effort to reduce manufacturing costs, Mattel has concentrated production of most of its core products in Mattel’s facilities and generally uses independent contractors for the production of non-core products.

Mattel’s principal manufacturing facilities are located in China, Indonesia, Malaysia, Mexico and Thailand. Mattel also utilizes independent contractors to manufacture products in the US, Europe, Mexico, the Far East and Australia. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies and other risks, Mattel produces many of its key products in more than one facility. In 2001, Mattel announced plans to close distribution and manufacturing facilities in Murray, Kentucky, which were closed in 2002. In January 2003, Mattel announced the consolidation of two of its manufacturing facilities in Mexico as part of the financial realignment plan. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Realignment Plan” and Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements.” Mattel believes that its existing production capacity at its own and its independent contractors’ manufacturing facilities are sufficient to handle expected volume in the foreseeable future. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.”

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

The foreign countries in which most of Mattel’s products are manufactured (principally China, Indonesia, Thailand, Malaysia and Mexico) all enjoy permanent “normal trade relations” (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon the country’s accession to the World Trade Organization, which occurred in December 2001. This substantially reduces the possibility of China losing its NTR status, which would result in increased costs for Mattel and others in the toy industry.

With the implementation of the Uruguay Round agreement effective January 1, 1995, all US duties on dolls and traditional toys were completely eliminated. Canada also eliminated its tariffs on dolls and most toy categories in 1995, with the exception of certain toy sets and board games that will have their duties eliminated over ten years. The European Union and Japan reduced their tariffs on dolls by 40% and 15%, respectively, as of January 1, 1999, and are in the process of phasing out their duties on several other toy categories by January 1, 2004.

Virtually all of Mattel’s raw materials are available from numerous suppliers but may be subject to fluctuations in price. Mattel has long-term agreements in place with major suppliers that allow the suppliers to pass on only their actual raw material cost increases.

Competition and Industry Background

Competition in the toy industry is intense and is based primarily on price, quality and play value.

Mattel’s US Girls, US Boys-Entertainment and US Infant & Preschool segments compete with several large toy companies, including Hasbro, Inc., Jakks Pacific, Lego, Leap Frog, Bandai, MGA Entertainment and many smaller toy companies. Mattel’s International segment competes with global toy companies including Hasbro, Lego, Tomy, Bandai, and other national and regional toy companies. Foreign national and regional toy markets may include competitors who are strong in a particular toy line or geographical area, but do not compete with Mattel and other international toy companies worldwide. Additionally, in recent years, several large retailers have offered competing products under their own private labels.

Seasonality

Mattel’s business is highly seasonal, with consumers making a large percentage of all toy purchases around the traditional holiday season in the fourth quarter. A significant portion of Mattel’s customers’ purchasing occurs in the third and fourth quarters in anticipation of such holiday buying. These seasonal purchasing patterns and requisite production lead times cause risk to Mattel’s business associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. Additionally, as retailers manage their inventories, Mattel experiences cyclical ordering patterns for products and product lines that may cause its sales to vary significantly from period to period.

In anticipation of retail sales in the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of the year. Seasonal shipping patterns result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements. See “Seasonal Financing.”

Product Design and Development

Through its product design and development group, Mattel regularly refreshes, redesigns and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue this activity. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.” Product design and development are principally conducted by a group of professional designers and engineers employed by Mattel.

Independent toy designers and developers bring concepts and products to Mattel and are generally paid a royalty on the net selling price of products licensed to Mattel. These independent toy designers may also create different products for other toy companies.

For new product introductions, Mattel’s strategy is to begin production on a limited basis until a product’s initial success has been proven in the marketplace. The production schedule is then modified to meet anticipated demand. Mattel further limits its risk by generally having independent contractors manufacture new product lines in order to minimize capital expenditures associated with new product introductions. This strategy has reduced inventory risk and limited the potential loss associated with new product introductions.

Mattel devotes substantial resources to product design and development. During 2002, 2001 and 2000, Mattel spent approximately $159 million, $176 million and $180 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements.”

Advertising, Marketing and Sales

Mattel supports its product lines with extensive advertising and consumer promotions. Advertising continues at varying levels throughout the year and peaks during the Christmas season. Advertising includes television and radio commercials, and magazine and newspaper advertisements. Promotions include in-store displays, sweepstakes, merchandising materials and major events focusing on products and tie-ins with various consumer products companies. Mattel has a retail store, American Girl Place®, in Chicago featuring children’s products from Mattel’s Pleasant Company division, is constructing a second American Girl Place®, in New York City, and has several other smaller retail outlets at its corporate headquarters and distribution centers as a service to its employees and as an outlet for excess product.

During 2002, 2001 and 2000, Mattel spent approximately $553 million (11.3% of net sales), $544 million (11.6% of net sales) and $578 million (12.7% of net sales), respectively, on worldwide advertising and promotion.

Mattel’s products are sold throughout the world. Products within the Domestic segment are sold directly to large retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers. Mass merchandisers, such as Wal-Mart and Target, continue to increase their market share. Products within the International segment are sold directly to customers in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence.

During 2002, Mattel’s three largest customers (Wal-Mart at $1.1 billion, Toys “R” Us at $0.9 billion and Target at $0.5 billion) accounted for approximately 50% of consolidated net sales in the aggregate. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results” and Item 8 “Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements.”

In the International segment, there is also a concentration of sales to certain large customers. The customers and the degree of concentration vary depending upon the region or nation.

Licenses and Distribution Agreements

Mattel has license agreements with third parties that permit Mattel to utilize the trademark, character, or inventions of the licensor in product lines that Mattel manufactures. A number of these licenses relate to product lines that are significant to Mattel’s business and operations. An important licensor is Warner Bros., which licenses the Harry Potter™ book and movie property for use on Mattel’s products as well as the master toy license for Batman™, Superman™, Justice League™, Looney Tunes™ and Baby Looney Tunes™. Mattel has also entered into license agreements with, among others: Disney Enterprises, Inc., relating to classic Disney characters such as Winnie the Pooh and the Disney Princesses; Sesame Workshop relating to its Sesame Street® properties; Viacom International, Inc. relating to its Nickelodeon® properties including SpongeBob SquarePants™ and Dora the Explorer™; Nihon Ad Systems Inc. for the master toy license to the Yu-Gi-Oh!™ property worldwide, excluding Asia; and Lyons Partnership, L.P. relating to Barney™, the purple dinosaur, as well as Barney™ for Baby, for infant and preschool toys, feature plush, electronic learning aids, games and puzzles.

Royalty expense during 2002, 2001 and 2000 was approximately $210 million, $220 million and $259 million, respectively. See “Product Design and Development” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.”

Mattel also licenses a number of its trademarks, characters and other property rights to others for use in connection with the sale of non-toy products that do not compete with Mattel’s products. Mattel distributes some third party finished products that are independently designed and manufactured.

Trademarks, Copyrights, and Patents

Most of Mattel’s products are sold under trademarks, trade names and copyrights and a number of those products incorporate patented devices or designs. Trade names and trademarks are significant assets of Mattel in that they provide product recognition and acceptance worldwide.

Mattel customarily seeks patent, trademark or copyright protection covering its products, and it owns or has applications pending for US and foreign patents covering many of its products. A number of these trademarks and copyrights relate to product lines that are significant to Mattel’s business and operations. Mattel believes its rights to these properties are adequately protected, but there can be no assurance that its rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.

Commitments

In the normal course of business, Mattel enters into contractual arrangements for future purchases of goods and services to ensure availability and timely delivery, and to obtain and protect Mattel’s right to create and market certain products. Certain of these commitments routinely contain provisions for guaranteed or minimum expenditures during the term of the contracts. Current and future commitments for guaranteed payments reflect Mattel’s focus on expanding its product lines through alliances with businesses in other industries.

As of December 31, 2002, Mattel had outstanding commitments for 2003 and 2004 purchases of inventory of approximately $103 million. Licensing and similar agreements with terms extending through 2010 contain provisions for future guaranteed minimum payments aggregating approximately $369 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.”

Mattel ships products in accordance with delivery schedules specified by its customers, which usually request delivery within three months. In the toy industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the toy industry has resulted in fewer advance orders and therefore less backlog of orders. Mattel believes backlog orders at any given time may not accurately indicate future sales.

Financial Instruments

Exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings and intercompany invoicing. Mattel’s results of operations can also be affected by the translation of foreign revenues and earnings into US dollars. Mattel does not trade in financial instruments for speculative purposes.

For additional information regarding foreign currency contracts, see “International Segment” above, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8 “Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements.”

Seasonal Financing

Mattel’s financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when inventories are at their highest levels in anticipation of expected second half sales volume and when accounts receivable are at their highest levels due to increased sales volume, consistent with the industry taken as a whole. See “Seasonality.” Mattel expects to finance its seasonal working capital requirements for 2003 by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables, and using various short-term bank lines of credit. In addition, Mattel avails itself of individual short-term foreign credit lines with a number of banks, which will be used as needed to finance the seasonal working capital requirements of certain foreign subsidiaries.

In March 2002, Mattel amended and restated its existing domestic unsecured committed revolving credit facility into a $1.060 billion, 3-year facility that expires in 2005. Mattel’s domestic unsecured credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year. The credit agreement for the domestic unsecured credit facility specifies the formulae to be used in calculating the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2002. As of December 31, 2002, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.37 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 8.14 to 1 (compared to a minimum allowed of 3.50 to 1). See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Seasonal Financing” and Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements.”

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term foreign credit lines with a number of banks. Foreign credit lines total approximately $266 million, a portion of which is used to support letters of credit. Mattel expects to extend these credit lines throughout 2003.

Mattel believes the cash on hand at the beginning of 2003, amounts available under its domestic unsecured committed revolving credit facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements for 2003.

Mattel has a $300.0 million domestic receivables sales facility which is a sub-facility of Mattel’s $1.060 billion, 3-year domestic unsecured committed revolving credit facility. The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the $1.060 billion available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold. Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A. as administrative agent, Citicorp USA, Inc. and Fleet National Bank as syndication agents, and Societe Generale and BNP Paribas as documentation agents. Pursuant to the domestic receivables facility, Mattel Sales Corp. and Fisher-Price, Inc. (which are wholly-owned subsidiaries of Mattel) can sell trade receivables from Wal-Mart and Target to Mattel Factoring, Inc. (“Mattel Factoring”), a Delaware corporation and wholly-owned subsidiary of Mattel. Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility. Mattel Factoring is a consolidated subsidiary of Mattel. Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group. Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable on its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

Mattel’s subsidiaries Mattel International Holdings B.V., a Netherlands company, Mattel France S.A.S., a French company, and Mattel GmbH, a German company, have entered into a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to a bank, Societe Generale Nederland N.V. The receivables sales are accounted for as a sale. As with the domestic receivables facility, each sale of accounts receivable is recorded on Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Nederland and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH dated July 1, 2002, the commitment termination date for the European receivables facility was extended to June 29, 2003.

Government Regulations and Environmental Quality

Mattel’s toy products sold in the US are subject to the provisions of the Consumer Product Safety Act and the Federal Hazardous Substances Act, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug and Cosmetics Act, and the regulations promulgated pursuant to such statutes. The Consumer Product Safety Act and the Federal Hazardous Substances Act enable the Consumer Product Safety Commission to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, as well as articles that contain excessive amounts of a banned hazardous substance. The Consumer Product Safety Commission may also require the recall and repurchase or repair by the manufacturer of articles that are banned. Similar laws exist in some states and cities and in many international markets.

Fisher-Price’s car seats are subject to the provisions of the National Highway Transportation Safety Act, which enables the National Highway Traffic Safety Administration to promulgate performance standards for child restraint systems. Fisher-Price conducts periodic tests to ensure that its child restraint systems meet applicable standards. A Canadian agency, Transport Canada, also regulates child restraint systems sold for use in Canada. As with the Consumer Product Safety Commission, the National Highway Transportation Safety Administration and Transport Canada can require the recall and repurchase or repair of products that do not meet their respective standards. In 2002, Fisher-Price exited the car seat business.

Mattel maintains a quality control program to ensure compliance with various US federal, state and applicable foreign product safety requirements. Notwithstanding the foregoing, there can be no assurance that all of Mattel’s products are or will be free from defects or hazard-free. A product recall could have a material adverse effect on Mattel’s results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively effect Mattel’s reputation and the sales of other Mattel products.

Mattel’s advertising is subject to the Federal Trade Commission Act, The Children’s Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission and the Federal Communications Commission as well as laws of certain countries that regulate advertising and advertising to children. In addition, Mattel’s websites that are directed to children are subject to the Children’s Online Privacy Protection Act of 1998. Mattel is subject to various other federal, state and local laws and regulations applicable to its business. Mattel believes that it is in substantial compliance with these laws and regulations.

Mattel’s operations are from time to time the subjects of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. See Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Environmental.”

Employees

The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 2002, Mattel’s total number of employees, including its international operations, was approximately 25,000.

Executive Officers of the Registrant

The current executive officers of Mattel, all of which are appointed annually by the board of directors and serve at the pleasure of the board, are as follows:

Name	Age	Position	Executive Officer Since
Robert A. Eckert	48	Chairman of the Board of Directors and Chief Executive Officer	2000
Matthew C. Bousquette	44	President, Mattel Brands	1999
Ellen L. Brothers	47	President, Pleasant Company and Executive Vice President	2003
Thomas A. Debrowski	52	Executive Vice President, Worldwide Operations	2000
Joseph F. Eckroth, Jr.	44	Chief Information Officer	2000
Kevin M. Farr	45	Chief Financial Officer	1996
Neil B. Friedman	55	President, Fisher-Price Brands	1999
Alan Kaye	49	Senior Vice President, Human Resources	2000
Douglas E. Kerner	45	Senior Vice President and Corporate Controller	2001
Robert Normile	43	Senior Vice President, General Counsel and Secretary	1999
William Stavro	63	Senior Vice President and Treasurer	1993
Bryan G. Stockton	49	Executive Vice President, International	2000

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

Mr. Bousquette has been President, Mattel Brands since February 2003. He served as President, Boys/Entertainment from March 1999 until February 2003. From May 1998 to March 1999, he was Executive Vice President and General Manager—Boys Toys. From 1995 to 1998, he was General Manager—Boys Toys. He joined Mattel in December 1993 as Senior Vice President—Marketing.

Ms. Brothers has been President, Pleasant Company and Executive Vice President since July 2000. From November 1998 to July 2000, she was Senior Vice President of Operations, Pleasant Company. From January 1997 to November 1998, she was Vice President of the Catalogue Division, Pleasant Company. She joined Pleasant Company in 1995, prior to its acquisition by Mattel in July 1998, as Vice President of Catalogue Marketing.

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

Mr. Eckroth has been Chief Information Officer since July 2000. From July 1998 until July 2000, he was Chief Information Officer of General Electric Company’s Medical Systems unit. From November 1995 until June 1998, he served as Chief Information Officer of General Electric Company’s Industrial Controls Systems division. Prior to that, he held several senior positions within Operations and Information Technology at the Northrop Grumman Corporation.

Mr. Farr has been Chief Financial Officer since February 2000. From September 1996 to February 2000, he was Senior Vice President and Corporate Controller. From June 1993 to September 1996, he served as Vice President, Tax. Prior to that, he served as Senior Director, Taxes from August 1992 to June 1993.

Mr. Friedman has been President, Fisher-Price Brands since March 1999. From August 1995 to March 1999, he was President-Tyco Preschool. For more than five years prior to that time, he was President of MCA/Universal Merchandising, Senior Vice President—Sales, Marketing and Design of Just Toys, Vice President and General Manager of Baby Care for Gerber Products, Executive Vice President and Chief Operating Officer of Lionel Leisure, Inc., and President of Aviva/Hasbro.

Mr. Kaye has been Senior Vice President of Human Resources since July 1997. From June 1996 to June 1997, he was President, Texas Division of Kaufman and Broad Homes, a home building company. From June 1991 to June 1996, he served as Senior Vice President, Human Resources for Kaufman and Broad Homes. Prior to that, he worked for two years with the Hay Group, a compensation consulting firm and for 12 years with IBM in various Human Resources positions.

Mr. Kerner has been Senior Vice President and Corporate Controller since April 2001, when he joined Mattel. Prior to joining Mattel, he served as Executive Vice President, Finance, of Premier Practice Management, Inc. from November 1998 to March 2001. From February to June 1998, he worked for FPA Medical Management, Inc., most recently serving as Vice President, Treasurer and Acting Chief Financial Officer. From 1991 to 1997, he worked for Total Petroleum (North America) Ltd., most recently as Vice President & Treasurer.

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

Mr. Stockton has been Executive Vice President, International since February 2003. He served as Executive Vice President, Business Planning and Development from November 2000 until February 2003. From April 1998 until November 2000, he was President and Chief Executive Officer of Basic Vegetable Products, the

largest manufacturer of vegetable ingredients in the world. For more than 20 years prior to that, he was employed by Kraft Foods, Inc., the largest packaged food company in North America, and was President of Kraft North American Food Service from August 1996 to March 1998. Mr. Stockton worked for Kraft Foods, Inc. for 22 years.

Available Information

Mattel’s Internet website address is http://www.mattel.com. Mattel makes available on its Internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

Item 2.    Properties.

Mattel owns its corporate headquarters in El Segundo, California, consisting of 335,000 square feet, which is subject to a $41 million mortgage, and an adjacent 55,000 square foot office building. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel’s Fisher-Price subsidiary owns its headquarters facilities in East Aurora, New York, consisting of approximately 535,000 square feet, which is used by the US Infant & Preschool segment and for corporate support functions. Pleasant Company owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 420,000 square feet, which is used by the US Girls segment.

Mattel maintains leased sales offices in California, Illinois, New York, North Carolina, Arkansas, Michigan and Georgia used by the Domestic segment and leased warehouse and distribution facilities in California, New Jersey, Wisconsin and Texas, all of which are used by the Domestic segment. Mattel has leased retail space in Illinois for its American Girl Place® store, which is used by the US Girls segment. Mattel also has leased office space in Florida, which is used by the International segment. Mattel leases a computer facility in Phoenix, Arizona used by all the segments. Internationally, Mattel has its principal offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Columbia, Costa Rica, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Italy, Mexico, The Netherlands, Norway, Peru, Portugal, South Korea, Spain, Switzerland, the United Kingdom and Venezuela which are leased (with the exception of office space in Chile and certain warehouse space in France) and used by the International segment. Mattel’s principal manufacturing facilities are located in China, Indonesia, Malaysia, Mexico and Thailand. See “Manufacturing.”

For leases that are scheduled to expire during the next twelve months, Mattel may negotiate new lease agreements, renew leases or utilize alternative facilities. See Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.” Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.

Item 3.    Legal Proceedings.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Litigation” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.”

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

For information regarding the markets in which Mattel’s common stock, par value $1.00 per share, is traded, see the cover page hereof. For information regarding the high and low closing prices of the common stock for the last two calendar years, see Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements.”

As of March 7, 2003, Mattel had approximately 45,500 holders of record of its common stock.

Mattel paid dividends on its common stock of $0.09 per share April, July and October of 2000. As part of its financial realignment plan, Mattel announced during the third quarter of 2000 a change in its dividend policy consisting of a reduction in the annual cash dividend from $0.36 per share to $0.05 per share. In 2002 and 2001, a $0.05 per share dividend was declared by the board of directors in November and paid in December. The payment of dividends on common stock is at the discretion of Mattel’s board of directors and is subject to statutory and customary limitations.

Item 6.    Selected Financial Data.

	For the Year Ended December 31 (a) (b)
	2002	2001	2000	1999	1998
	(In thousands, except per share and percentage information)
Operating Results:
Net sales	$4,885,340	$4,687,924	$4,565,489	$4,502,769	$4,579,494
Gross profit	2,360,987	2,148,934	1,993,242	2,067,240	2,154,502
% of net sales	48.3%	45.8%	43.7%	45.9%	47.0%
Operating income	733,541	579,320	370,624	288,294	565,247
% of net sales	15.0%	12.4%	8.1%	6.4%	12.3%
Income from continuing operations before income taxes	621,497	430,010	225,424	170,164	459,446
Provision for income taxes	166,455	119,090	55,247	61,777	131,193
Income from continuing operations	455,042	310,920	170,177	108,387	328,253
Gain (loss) from discontinued operations, net of tax (a)	27,253	—	(601,146)	(190,760)	(122,200)
Cumulative effect of change in accounting principles, net of tax	(252,194)	(12,001)	—	—	—
Net income (loss)	230,101	298,919	(430,969)	(82,373)	206,053
Income (Loss) Per Common Share (c):
Income (loss) per common share—Basic
Income from continuing operations	$1.04	$0.72	$0.40	$0.25	$0.82
Gain (loss) from discontinued operations (a)	0.06	—	(1.41)	(0.46)	(0.31)
Cumulative effect of change in accounting principles	(0.58)	(0.03)	—	—	—
Net income (loss)	0.52	0.69	(1.01)	(0.21)	0.51
Income (loss) per common share—Diluted
Income from continuing operations	1.03	0.71	0.40	0.25	0.76
Gain (loss) from discontinued operations (a)	0.06	—	(1.41)	(0.45)	(0.29)
Cumulative effect of change in accounting principles	(0.57)	(0.03)	—	—	—
Net income (loss)	0.52	0.68	(1.01)	(0.20)	0.47
Dividends Declared Per Common Share (c)	$0.05	$0.05	$0.27	$0.35	$0.31

	As of Year End (a) (b)
	2002	2001	2000	1999	1998
	(In thousands)
Financial Position:
Total assets	$4,459,659	$4,509,817	$4,268,279	$4,631,599	$4,569,160
Long-term liabilities	832,194	1,205,122	1,407,892	1,145,856	1,124,756
Stockholders’ equity	1,978,712	1,738,458	1,403,098	1,962,687	2,170,803

(a)	Financial data for 1998 and 1999 reflect the retroactive effect of the merger, accounted for as a pooling of interests, with The Learning Company, Inc. (“Learning Company”) in May 1999. As more fully described in Note 14 to the Consolidated Financial Statements, the Consumer Software segment, which was comprised primarily of Learning Company, was reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements were reclassified to segregate the net investment in, and the liabilities and operating results of, the Consumer Software segment.

(b)	Certain financial information for prior years has been reclassified to conform to the current year’s presentation.

(c)	Per share data reflect the retroactive effect of the merger with Learning Company in 1999.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary

The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 “Financial Statements and Supplementary Data.” Mattel’s consolidated financial statements for all periods present the Consumer Software segment as a discontinued operation. See “Discontinued Operations.” Unless otherwise indicated, the following discussion relates only to Mattel’s continuing operations. Mattel’s consolidated statements of operations for 2001 and 2000 have been restated from the prior year presentation to classify interest income and other non-operating expense, net below operating income to conform to the 2002 presentation. Additionally, Mattel’s consolidated statements of operations for 2001 and 2000 have been restated to include reclassifications of certain customer benefits and allowances to conform to the income statement requirements of Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. Effective January 2002, Mattel ceased amortization of its goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. To facilitate the comparison of current year segment results to that of the prior year, the segment income was restated from prior year presentation to exclude goodwill amortization.

In February 2003, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes in 2003. Any discussion of segment information in this Annual Report on Form 10-K is based on the segments evaluated by management during 2002.

Mattel designs, manufactures, and markets a broad variety of toy products worldwide through sales to retailers (i.e., “customers”) and directly to consumers. Mattel’s business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines, and successfully to market those products and product lines. Mattel plans to continue to focus on its portfolio of traditional brands that have historically had worldwide sustainable appeal, to create new brands utilizing its knowledge of children’s play patterns and to target customer and consumer preferences around the world. Mattel also intends to expand its core brands through the Internet, and licensing and entertainment partnerships.

Mattel’s portfolio of brands and products are grouped in the following categories:

Girls—including Barbie® fashion dolls and accessories, Polly Pocket!®, Diva Starz™, What’s Her Face!™, ello™, and American Girl®

Boys-Entertainment—including Hot Wheels®, Matchbox®, and Tyco® Radio Control vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, and games and puzzles (collectively “Entertainment”)

Infant & Preschool—including Fisher-Price®, Power Wheels®, Sesame Street®, Disney preschool and plush, Winnie the Pooh, Blue’s Clues™, Rescue Heroes™, Barney™, See ’N Say®, Magna Doodle®, Dora the Explorer™, and View-Master®

Results of Continuing Operations

2002 Compared to 2001

Consolidated Results

Income from continuing operations for 2002 was $455.0 million or $1.03 per diluted share as compared to income from continuing operations of $310.9 million or $0.71 per diluted share in 2001. Profitability in 2002 was impacted by a pre-tax charge of $48.3 million ($31.9 million after-tax) related to the financial realignment plan. Profitability in 2001 was impacted by a pre-tax charge of $50.2 million ($35.2 million after-tax) related to the financial realignment plan and a $5.5 million after-tax charge related to loss on derivative instruments. Included in the reported results for 2001 was a pre-tax goodwill amortization charge of $46.1 million ($34.7 million after-tax). The combined effect of these items resulted in an after-tax charge totaling $75.4 million.

Mattel faced several challenges during 2002, in its largest market, the US, including an uncertain retail environment, weak consumer confidence, higher unemployment, labor unrest at West Coast ports and the threat of continued terrorism and war. These factors caused most of Mattel’s customers to have actual sales performance below expectations and several customers announced store closures and reorganization plans. Mattel improved its performance despite these challenges by executing four strategic priorities: (i) strengthening core brand momentum; (ii) executing the financial realignment plan and cutting costs; (iii) improving supply chain performance; and (iv) developing people. As retailers continued to focus on just-in-time inventory management, Mattel improved the alignment of its shipment of product to retailers with consumer demand. This strategy resulted in a higher proportion of US shipments occurring in the second half of the year when consumer demand peaks. As in 2002, Mattel anticipates that this initiative will put downward pressure on first half 2003 US shipments, but should have no impact on full year sales. Additionally, as part of the financial realignment plan, Mattel lowered costs by closing and consolidating certain of its manufacturing and distribution facilities and reducing headcount at its US-based headquarters locations.

Mattel expects that the challenging retail and consumer environment will likely continue in 2003. To optimize its business and mitigate the impact of the aforementioned challenges, Mattel intends to continue its emphasis in 2003 on the following strategic initiatives:

•	Core brands—focusing on traditional core brand categories, extending product lines, initiating core brand promotional programs and targeting profitable licensing arrangements.

•	Channels—strengthening relationships with retailers, providing quality service to customers and optimizing its supply chain.

•	Costs—controlling costs to help mitigate the impact of anticipated rising commodity, transportation, employee benefits, and insurance costs.

•	Cash—generating and opportunistically deploying cash using a disciplined approach.

The following table provides a comparison of the reported results for 2002 and 2001 along with charges related to the financial realignment plan, 2001 goodwill amortization and other nonrecurring charges (in millions):

	For the Year
	2002		2001
	Reported Results	Charges	Reported Results	Charges & Goodwill
Net sales	$4,885.3	$—	$4,687.9	$—

Gross profit	$2,361.0	$(10.4)	$2,148.9	$(28.2)
Advertising and promotion expenses	552.5	—	543.6	0.3
Other selling and administrative expenses	1,050.3	13.3	964.2	6.0
Amortization of goodwill	—	—	46.1	46.1
Restructuring and other charges	24.6	24.6	15.7	15.7

Operating income	733.6	(48.3)	579.3	(96.3)
Interest expense	113.9	—	155.1	—
Interest (income)	(17.7)	—	(15.5)	—
Other non-operating expense, net	15.9	—	9.7	5.5

Income from continuing operations before income taxes	$621.5	$(48.3)	$430.0	$(101.8)

Net sales from continuing operations for 2002 increased 4% to $4.9 billion, from $4.7 billion in 2001. Gross sales within the US increased 1% from 2001 and accounted for 64% of consolidated gross sales in 2002 compared to 67% in 2001. In 2002, gross sales internationally increased 12% from 2001. Excluding the favorable impact of foreign currency exchange, international gross sales were up 11% compared to 2001. Mattel’s strategic focus on globalization of brands is one of the primary drivers for continued growth in the International segment. Management expects that sales growth internationally will continue to outpace US sales growth for the foreseeable future.

Worldwide gross sales in the Girls category increased 6%, or 5% in local currency, to $2.3 billion in 2002. Domestic sales declined by 2% and international sales increased by 18%, or 16% in local currency. Sales growth in Barbie® internationally, Polly Pocket!®, What’s Her Face!™, and American Girl® was partially offset by declines in US Barbie®, Diva Starz™ and large dolls. The discontinuation of Cabbage Patch Kids® in 2002 contributed to the decrease in total large doll sales. Worldwide Barbie® sales were up 6% in 2002, reflecting an increase of 16% in international sales and a decline of 2% in domestic sales. The decline in domestic sales for Barbie® was driven by the strategic initiative to reduce shipments of adult-targeted collector and holiday dolls. Barbie® holiday doll shipments in 2002 were approximately one-half the amount shipped in 2001. Excluding these adult-targeted lines, domestic Barbie® sales increased 2% in 2002.

Worldwide gross sales in the Boys-Entertainment category grew 2%, to $1.3 billion. Domestic sales remained flat with 2001, while international sales increased by 6%, or 7% in local currency. The worldwide Wheels business increased 3% due to growth in Matchbox® products and increased international sales of Hot Wheels® and Tyco® Radio Control brands. Domestic Wheels sales declined by 2% and international sales grew by 13%. The worldwide Entertainment business grew 2%, reflecting strong sales from licensed properties such as He-Man® and Masters of the Universe®, Yu-Gi-Oh!™, and SpongeBob SquarePants™ lines, and games and puzzles, which more than offset the elimination of Disney entertainment properties and a decline in Harry Potter™ sales. In July 2002, Mattel and Warner Bros. Consumer Products announced comprehensive, multi-year agreements granting Mattel master toy licenses for several of Warner Bros.’ core franchises, including Looney Tunes™, Baby Looney Tunes™, Batman™, Superman™ and Justice League™. The agreements, which took effect in January 2003, cover all global territories except Asia and include rights to market products based on any related theatrical releases or television programs that are produced during the period covered by the agreements.

Worldwide gross sales in the Infant & Preschool category increased 5%, or 4% in local currency, to $1.7 billion. Domestic sales increased by 3% and international sales were up 10%, or 7% in local currency. Growth in sales of core Fisher-Price® and Power Wheels® products was partially offset by a decline in licensed character brands in both domestic and international markets. Strong sales of Baby Gear, Rescue Heroes™ and Little People® lines contributed to the increase in core Fisher-Price® sales.

Gross profit, as a percentage of net sales, was 48.3% in 2002 compared to 45.8% in 2001. Gross profit was positively impacted by savings realized from the financial realignment plan and supply chain initiatives. Specifically, gross profit benefited from lower commodity and logistics costs, reduced manufacturing overhead costs, lower material costs due to improved design and engineering processes, and lower product costs due to movement of production to Mexico and Asia. In 2003, Mattel expects increases in commodity and logistics costs may have a negative impact on its gross profit, mitigated in part or wholly by further progress in its supply chain and procurement initiatives. Cost of sales in 2002 includes a $10.4 million financial realignment plan charge, largely related to the closure of the Murray, Kentucky, manufacturing and distribution facilities (“North American Strategy”). Cost of sales in 2001 includes a $28.2 million financial realignment plan charge, largely related to the North American Strategy and termination of a licensing agreement.

Advertising and promotion expense was 11.3% of net sales for 2002, compared to 11.6% in 2001. The decrease in 2002 compared to 2001 was largely due to lower prices charged by media companies on a cost per rating point basis. Mattel expects advertising and promotion expense as a percentage of net sales for 2003 will rise, reflecting a combination of media prices leveling off and Mattel’s plan for increased spending to support the launch of several new product lines.

Other selling and administrative expenses were $1.1 billion or 21.5% of net sales in 2002 compared to $964.2 million or 20.6% of net sales in 2001. Other selling and administrative expenses increased in 2002 primarily due to higher incentive compensation accruals of approximately $63 million. Mattel’s incentive compensation plans are based on net operating profit after-taxes less a capital charge, and substantial progress was made in improving this metric since 2001. Other selling and administrative expenses also increased due to financial realignment plan charges of $13.3 million in 2002 compared to $6.0 million in 2001, largely associated with streamlining back office functions and asset writedowns and other costs associated with implementing the North American Strategy. Offsetting the increase in other selling and administrative expenses were cost savings resulting from continued execution of the financial realignment plan and tight management of costs.

Total bad debt expense was $53.4 million in 2002 compared to $57.7 million in 2001. Each quarter, management evaluates Mattel’s credit exposure as it relates to all of its customers. Considering this review, Mattel recorded an additional $33.5 million adjustment in 2002 to write down the Kmart pre-bankruptcy petition accounts receivable. In the fourth quarter of 2001, Mattel recorded an initial $22.1 million charge related to the bankruptcy filing of Kmart in January 2002 and approximately $9 million in bad debt expense in the third quarter of 2001, largely related to the bankruptcy declared by another US retailer. To estimate the net realizable value of the Kmart pre-bankruptcy petition accounts receivable, management considered the current post-petition market price for the Kmart bank debt, bonds and trade receivables at the end of each quarter. In the fourth quarter of 2002, Mattel decided to sell its Kmart pre-bankruptcy petition accounts receivable and, accordingly, wrote them down to liquidation value. Mattel’s remaining pre-bankruptcy petition net accounts receivable from Kmart at December 31, 2002, after offsetting the reserve for customer benefits that were not earned by Kmart, was $2.7 million. The $2.7 million reflects Mattel’s best estimate of the net realizable value of its pre-bankruptcy petition trade claim as of December 31, 2002, considering the actual proceeds Mattel received upon the sale of this trade claim in March 2003 to an unrelated third party.

The following is a summary of the activity related to Mattel’s net Kmart pre-bankruptcy petition accounts receivable balance through December 31, 2002 (in millions):

Gross Kmart accounts receivable before bankruptcy filing		$73.1
Balance of reserve, reclamation claim and unearned customer benefits accrued at time of Kmart’s bankruptcy filing	$(14.8)
Writedown for bad debt recorded in 2001	(22.1)
Writedown for bad debt recorded in 2002	(33.5)

Total reserves and unearned customer benefits at December 31, 2002		(70.4)

Net Kmart pre-bankruptcy petition accounts receivable at December 31, 2002		$2.7

Non-Operating Items

Interest expense was $113.9 million in 2002 compared to $155.1 million in 2001 due to lower average borrowings resulting from improvements in working capital and higher cash at the beginning of the year, repayment of approximately $422 million in long-term debt, and lower short-term interest rates. Interest income was $17.7 million in 2002 compared to $15.5 million in 2001. Other non-operating expense, net was $15.9 million in 2002 versus $9.7 million in 2001. Included in 2002 was a $25.4 million charge recorded in the fourth quarter resulting from the settlement of shareholder litigation related to the 1999 acquisition of the Learning Company. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Litigation—Litigation Related to Learning Company” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.” Excluding this charge, the decrease in other non-operating expense, net was largely due to net foreign currency exchange gains totaling $10.5 million in 2002 compared to net foreign currency exchange losses totaling $8.8 million in 2001. Gains and losses on unhedged intercompany receivables and payables balances denominated in a currency other than the applicable functional currency are recognized as a component of other non-operating expense, net in the period in which the exchange rate changes. Additionally, other non-operating expense, net in 2001 included a $5.5 million loss on derivative instruments.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. The US Girls segment includes brands such as Barbie®, Polly Pocket!®, Diva Starz™, What’s Her Face!™, ello™, and American Girl®. The US Boys-Entertainment segment includes Hot Wheels®, Matchbox®, and Tyco® Radio Control vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, and games and puzzles (collectively “Entertainment”) products. The US Infant & Preschool segment includes Fisher-Price®, Power Wheels®, Sesame Street®, Disney preschool and plush, Winnie the Pooh, Blue’s Clues™, Rescue Heroes™, Barney™, Dora the Explorer™, and other preschool products. The International segment sells products in all toy categories.

Effective January 1, 2002, Mattel ceased amortization of its goodwill in accordance with SFAS No. 142. To maintain a consistent basis for measuring segment performance and to facilitate a comparison of current year segment results to that of the prior year, management revised its previously reported segment information to correspond to the earnings measurements by which management currently evaluates the business segments. Accordingly, segment income for the years ended 2001 and 2000 has been restated to exclude goodwill amortization of $46.1 million and $46.6 million, respectively.

As used in this Annual Report on Form 10-K, “sales” or “gross sales” is defined as sales excluding the impact of sales adjustments, such as trade discounts or other allowances. “Net sales” includes the impact of such sales adjustments. Segment income from operations represents operating income from continuing operations. Business segment results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.”

US Girls segment sales decreased by 2% in 2002 compared to 2001. Lower sales of Diva Starz™, Barbie®, and large dolls were partially offset by growth in Polly Pocket!® and American Girl®. The discontinuation of Cabbage Patch Kids® in 2002 contributed to the decrease in total large doll sales. Domestic Barbie® sales declined by 2% in 2002, largely due to the strategic initiative to reduce shipments of adult-targeted collector and holiday dolls. Barbie® holiday doll shipments in 2002 were approximately one-half the amount shipped in 2001. Excluding these adult-targeted lines, domestic Barbie® sales increased 2% in 2002. The US Boys-Entertainment business in 2002 remained relatively flat with 2001 as a 2% decrease in US Wheels sales was largely offset by a 3% increase in US Entertainment sales. The decline in the US Wheels business reflects declines in Hot Wheels® and Tyco® Radio Control brands, which more than offset strong sales in Matchbox®. In the US, certain customers raised the retail price for Hot Wheels®, which had a negative impact on sales. Sales were also negatively impacted by competition from Spider-Man™ and Star Wars™ product and Mattel’s own Matchbox® brand. The improvement in the US Entertainment business was primarily due to strong sales of the newly launched He-Man® and Masters of the Universe®, Yu-Gi-Oh!™, and SpongeBob SquarePants™ lines, and increased sales of games and puzzles, which more than offset the elimination of Disney entertainment properties and a decline in Harry Potter™ sales. US Infant & Preschool segment sales increased by 4% driven by increased sales of core Fisher-Price® and Power Wheels®, partially offset by decreased sales of licensed character brands.

International segment sales increased by 12% in 2002 compared to 2001. Excluding the favorable foreign currency exchange impact, sales grew by 11% due to growth across all the core brand categories—Girls, Boys-Entertainment and Infant & Preschool. The International segment realized growth in all regions in local currency. For the year, Europe sales grew by 20% (13% in local currency), Asia-Pacific sales were up 15% (12% in local currency), Latin America sales decreased by 3% (up 7% in local currency), and Canada sales grew by 5% (6% in local currency). The International segment continued to benefit from Mattel’s strategic focus on globalization of brands, including improved product availability, better alignment of worldwide marketing and sales plans and strong product launches.

The US Girls segment income increased by 5% to $389.8 million, largely due to improved margin, which was partially offset by lower volume. The US Boys-Entertainment segment income grew by 34% to $110.0 million, primarily due to improved margin and lower selling and administrative expenses. The US Infant & Preschool segment income increased by 19% to $187.0 million, largely due to increased volume and improved margin. All the US segments benefited from lower costs for media purchases due to lower costs per rating point. The International segment income increased by 54% to $305.0 million, mainly due to increased volume and improved margin.

2001 Compared to 2000

Consolidated Results

Net income from continuing operations for 2001 was $310.9 million or $0.71 per diluted share as compared to net income from continuing operations of $170.2 million or $0.40 per diluted share in 2000. Profitability in 2001 was impacted by a pre-tax charge of $50.2 million ($35.2 million after-tax) related to the financial realignment plan and a $5.5 million after-tax charge related to a loss on derivative instruments. Included in the reported results for 2001 was a pre-tax goodwill amortization charge of $46.1 million ($34.7 million after-tax). The combined effect of these items resulted in an after-tax charge totaling $75.4 million. Profitability in 2000 was impacted by a pre-tax charge of $125.2 million ($84.4 million after-tax) related to the initial phase of the financial realignment plan, a $53.1 million pre-tax charge ($38.4 million after-tax) for the departure of certain senior executives and an $8.4 million pre-tax charge ($5.6 million after-tax) related to losses realized on the disposition of a portion of the stock received as part of the sale of CyberPatrol. These charges were partially offset by a pre-tax $7.0 million reserve reversal ($5.3 million after-tax) related to the 1999 restructuring and other charges. Included in the reported results for 2000 was a pre-tax goodwill amortization charge of $46.6 million ($35.2 million after-tax). The combined effect of these items resulted in an after-tax charge totaling $158.3 million.

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

The following table provides a comparison of the reported results for 2001 and 2000 along with charges related to the financial realignment plan, goodwill amortization and other nonrecurring charges (in millions):

	For the Year
	2001		2000
	Reported	Charges &	Reported	Charges &
	Results	Goodwill	Results	Goodwill
Net sales	$4,687.9	$—	$4,565.5	$—

Gross profit	$2,148.9	$(28.2)	$1,993.2	$(78.6)
Advertising and promotion expenses	543.6	0.3	578.3	4.8
Other selling and administrative expenses	964.2	6.0	981.8	66.4
Amortization of goodwill	46.1	46.1	46.6	46.6
Restructuring and other charges	15.7	15.7	15.9	15.9

Operating income	579.3	(96.3)	370.6	(212.3)
Interest expense	155.1	—	153.0	—
Interest (income)	(15.5)	—	(11.0)	—
Other non-operating expense, net	9.7	5.5	3.2	13.9

Income from continuing operations before income taxes	$430.0	$(101.8)	$225.4	$(226.2)

Net sales from continuing operations for 2001 increased 3% to $4.7 billion, from $4.6 billion in 2000. Gross sales within the US decreased by 1% from 2000 and accounted for 67% of consolidated gross sales in 2001 compared to 69% in 2000. In 2001, gross sales internationally increased 10% from 2000. Excluding the unfavorable impact of foreign currency exchange, international gross sales increased 13% compared to 2000.

Worldwide gross sales in the Girls category increased 3%, or 4% in local currency, to $2.2 billion in 2001. Domestic sales declined by 4%, while international sales increased by 17%, or 20% in local currency. The growth in the Girls category was driven by Polly Pocket!®, Diva Starz™, What’s Her Face!™, American Girl® and international sales of Barbie®. Worldwide Barbie® sales decreased 3%. Barbie® sales in the US declined 12% in 2001 as compared to the strong growth recorded in 2000, when sales increased 9% over 1999. The decline in US Barbie® sales was largely due to lower shipments of Holiday Celebration™ Barbie® in response to lower demand at retail, lower sales of adult-targeted collector dolls resulting from a weakening retail climate for higher-priced collectible items, and continuing inventory management by retailers. International sales for Barbie® were up 12%, or 15% in local currency, reflecting the benefit of early product availability and stronger alignment of worldwide sales and marketing plans.

Worldwide gross sales in the Boys-Entertainment category grew 6%, or 7% in local currency, to $1.3 billion. Domestic sales grew by 2%, while international sales increased by 13%, or 16% in local currency. The worldwide Wheels business increased 1% due to a 9% sales growth in Hot Wheels® products, which was partially offset by declines in the Matchbox® and Tyco® Radio Control brands. The Entertainment business grew 14%, largely due to the global introduction of Harry Potter™ products. Sales generated by the Harry Potter™ brand more than offset the decline of the Disney entertainment business, which has been completely phased out in 2002. In the second quarter of 2001, Mattel expanded its games business through the acquisition of Pictionary, Inc., worldwide owner of the Pictionary® game brand and associated rights. Beginning in January 2002, Mattel started manufacturing, marketing and distributing Pictionary® to international markets. In the US and Canada, Mattel is the licensor of the property through an independent contractor.

Worldwide gross sales in the Infant & Preschool category were $1.6 billion, down 1%. Domestic sales were flat, while international sales decreased 4%, or 3% in local currency. Growth in sales of core Fisher-Price® and Power Wheels® products was offset by a decline in licensed character brands.

Gross profit, as a percentage of net sales, was 45.8% in 2001 compared to 43.7% in 2000. Gross profit improvement was attributable to savings realized from the financial realignment plan and lower product costs achieved through the supply chain initiative, partially offset by the negative impact of foreign currency exchange. The supply chain initiative focuses on improving customer service levels by partnering with retailers to get the right products in the right place at the right time, lowering costs by closing and consolidating Mattel’s manufacturing and distribution facilities, and improving processes such as launching fewer new SKU’s by taking advantage of multi-lingual packaging. The multi-lingual packaging provides Mattel with increased distribution options for any given toy. In addition, cost of sales in 2001 included a $28.2 million charge, largely related to accelerated depreciation resulting from the planned closure of the Murray, Kentucky, manufacturing and distribution facilities and termination of a licensing agreement as part of the financial realignment plan. Cost of sales in 2000 includes a $78.6 million charge related to the termination of a variety of licensing agreements and other contractual arrangements and elimination of product lines that did not deliver an adequate level of profitability.

Advertising and promotion expense was 11.6% of net sales for 2001, compared to 12.7% in 2000. The decrease in 2001 compared to 2000 was primarily attributable to lower prices charged by media companies on a cost per rating point basis. Mattel’s 2001 media plan was actually stronger than in 2000 in terms of gross rating points. Advertising and promotion expense for 2001 and 2000 includes $0.3 million and $4.8 million of charges, respectively, largely related to exiting certain product lines.

Other selling and administrative expenses were $964.2 million or 20.6% of net sales in 2001 compared to $981.8 million or 21.5% of net sales in 2000. The improvement in selling and administrative expenses was largely due to a $53.1 million charge in 2000 related to termination costs for the departure of certain senior executives and lower financial realignment plan charges, partially offset by increased bad debt charges in 2001. In the fourth quarter of 2001, Mattel recorded a $22.1 million charge related to the bankruptcy filing of Kmart in January 2002. Mattel also recorded approximately $9 million in bad debt expense in the third quarter of 2001, largely related to the bankruptcy declared by another US retailer. Excluding these charges, other selling and administrative expenses, as a percentage of net sales, decreased largely due to tight management of costs, savings realized from the financial realignment plan, and a reduction in management bonuses.

Non-Operating Items

Interest expense was $155.1 million in 2001 compared with $153.0 million in 2000. The increase was due to the allocation in 2000 of $36.4 million in interest to discontinued operations. In 2001, lower average borrowing rates and lower short-term seasonal borrowings resulted in a decrease in interest expense. Interest income was $15.5 million in 2001 compared to $11.0 million in 2000. Other non-operating expense, net in 2001 was $9.7 million versus $3.2 million in 2000. The increase in other non-operating expense, net was largely due to net foreign currency exchange losses totaling $8.8 million in 2001 compared to net foreign currency exchange gains totaling $3.0 million in 2000. Gains and losses on unhedged intercompany receivables and payables balances denominated in a currency other than the applicable functional currency are recognized as a component of other non-operating expense, net in the period in which the exchange rate changes. Partially offsetting the increase in other non-operating expense, net were lower nonrecurring charges in 2001 relative to 2000. In 2001, nonrecurring charges included a $5.5 million loss on derivative instruments. In 2000, nonrecurring charges totaled $13.9 million, including $5.5 million of charges primarily related to the writeoff of certain noncurrent assets and an $8.4 million charge related to losses realized on the disposition of a portion of the stock received as part of the sale of CyberPatrol.

Business Segment Results

US Girls segment sales decreased by 4% in 2001 compared to 2000. A 12% decline in Barbie® sales was partially offset by increased sales of Polly Pocket!®, Diva Starz™, What’s Her Face!™, and American Girl®. The decrease in US Barbie® sales compared to 2000 was primarily due to lower shipments of Holiday Celebration™

Barbie® in response to lower demand at retail, lower sales of adult-targeted collector dolls resulting from a weakening retail climate for higher-priced collectible items, and continuing inventory management by retailers. US Boys-Entertainment segment sales increased 2%. The US Entertainment business grew 6%, largely due to increased sales of Harry Potter™ products. The US Wheels business was flat with 2000 as increased sales of Hot Wheels® products were offset by declines in Tyco® Radio Control and Matchbox®. US Infant & Preschool segment sales were flat with 2000. Growth in sales of core Fisher-Price® and Power Wheels® products was offset by a decline in sales of licensed character brand products. Management believes the difficult retail environment, especially combined with the events of September 11, 2001, caused its retail customers to curtail their orders across all of the US segments during the fourth quarter, resulting in an 8% decline in total US sales for the fourth quarter. However, despite weaker-than-expected shipments to retailers, all of Mattel’s major brands showed strength with consumers and posted sales increases at retail. According to NPD industry data for toy sales at the consumer level, Mattel gained market share in the US in dolls, vehicles, action figures, games and puzzles and core infant and preschool categories.

International segment sales increased by 10% in 2001 compared to 2000. Excluding the unfavorable foreign currency exchange impact, sales grew by 13% due to double digit growth in Barbie®, Polly Pocket!®, core Fisher-Price® and Hot Wheels® products combined with the expansion of Diva Starz™ and Harry Potter™ products. On a regional basis, Europe sales grew by 11% (13% in local currency), Asia-Pacific sales were down 7% (down 1% in local currency), Latin America sales were up 16% (20% in local currency), and Canada sales grew by 6% (10% in local currency). Mattel also recorded strong market share gains outside the US, with market share growing in the five major European markets, as well as in Canada, Mexico and Australia. Improved product availability, better alignment of worldwide marketing and sales plans and strong product launches were the primary drivers for the growth in International segment sales and market share.

US Girls segment income decreased by 2% to $372.5 million, primarily due to lower sales volume. US Boys-Entertainment segment income increased by 38% to $82.1 million, primarily due to increased sales volume and improved margins. US Infant & Preschool segment income increased by 3% to $157.0 million, primarily due to improved margins, partially offset by higher selling and administrative expenses to support certain new product lines. All the US segments benefited from lower costs for media purchases due to lower costs per rating point. The International segment income grew by 29% to $198.2 million, largely due to increased sales volume and improved margins, partially offset by lower operating income in certain Latin American countries. In 2001, Mattel appointed a new management team in Latin America with the goal of converting sales growth into increased cash flows and profitability in this region.

Financial Realignment Plan

During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling and administrative expenses; operating income; and cash flows. The financial realignment plan, together with the disposition of Learning Company, was part of management’s strategic plan to focus on growing Mattel’s core brands and lowering operating costs and interest expense. The plan will require a total pre-tax charge estimated at approximately $250 million, or $170 million, after-tax, of which approximately $120 million represents cash expenditures and $50 million represents non-cash writedowns. Mattel intends to fund the cash outlay from existing cash balances and internally generated cash flows from operations.

Under the plan, Mattel is on track to deliver at least the targeted initial cumulative pre-tax cost savings of approximately $200 million by year end 2003. Over the last two years, Mattel recognized cumulative pre-tax cost savings of approximately $142 million, of which approximately $55 million and $87 million were realized in 2001 and 2002, respectively. The $87 million of savings achieved in 2002 exceeded the previously expected amount by approximately $22 million, largely due to the accelerated execution of the North American Strategy. In 2003, Mattel expects to achieve pre-tax cost savings of approximately $80 million. There is no assurance, however, that Mattel will be able to successfully implement all phases of its financial realignment plan or that it will realize the anticipated cost savings and improved cash flows.

A summary of the components of the financial realignment plan and the timeframe to complete implementation of the plan is as follows (in millions):

	Actual Charges			Projected Charges
	For the Year Ended
	2000	2001	2002	2003	Total
Gross profit	$78.6	$28.2	$10.4	$10.0	$127.2
Advertising and promotion expenses	4.8	0.3	—	—	5.1
Other selling and administrative expenses	13.4	6.0	13.3	8.9	41.6
Restructuring and other charges	22.9	15.7	24.6	7.4	70.6
Other non-operating expense, net	5.5	—	—	—	5.5

Pre-tax charges	$125.2	$50.2	$48.3	$26.3	$250.0

Approximate after-tax charges	$84	$35	$32	$19	$170

The charges referred to above represent expenditures for the following major initiatives:

•	Reduce excess manufacturing capacity;

•	Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

•	Eliminate product lines that do not meet required levels of profitability;

•	Improve supply chain performance and economics;

•	Implement an information technology strategy aimed at achieving operating efficiencies;

•	Eliminate positions at US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

•	Close and consolidate certain international offices.

Future pre-tax implementation costs of $26.3 million have not been accrued as of December 31, 2002. Management expects to record these remaining costs in 2003.

In February 2003, as part of its financial realignment plan, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes in 2003. The creation of the Mattel Brands segment will result in the streamlining and consolidating of redundant activities that supported the US Girls and US Boys-Entertainment businesses. Costs associated with this reorganization include elimination of approximately 5% of executive level positions, including the position of president of the Girls division.

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

In April 2001, as part of the financial realignment plan, Mattel announced the closure of its Murray, Kentucky, manufacturing and distribution facilities as part of the North American Strategy. Production from this facility has been consolidated into other Mattel-owned and operated facilities in North America. Manufacturing ceased at the Murray location at the end of May 2002. In January 2003, Mattel announced the consolidation of two of its manufacturing facilities in Mexico to further streamline manufacturing within North America. These actions are realignment measures taken to lower costs. Mattel believes these actions are necessary to maintain a competitive cost structure in today’s global marketplace.

The following table summarizes the components of restructuring charges included in the financial realignment plan table above (in millions):

	Severance and Other Compensation	Asset Writedowns	Lease Termination Costs	Other	Total Restructuring Charge
2000 charges	$18.5	$2.2	$1.0	$1.2	$22.9
Amounts incurred	(2.8)	(2.2)	—	(0.4)	(5.4)

Balance at Dec. 31, 2000	15.7	—	1.0	0.8	17.5
2001 charges	9.3	0.7	1.5	4.2	15.7
Amounts incurred	(16.2)	(0.7)	(0.6)	(4.0)	(21.5)

Balance at Dec. 31, 2001	8.8	—	1.9	1.0	11.7
2002 charges	19.4	—	1.2	4.0	24.6
Amounts incurred	(24.3)	—	(1.8)	(4.4)	(30.5)

Balance at Dec. 31, 2002	$3.9	$—	$1.3	$0.6	$5.8

In 2000, Mattel recorded a $22.9 million pre-tax restructuring charge as part of the initial phase of the financial realignment plan. This charge, combined with a $7.0 million adjustment to the 1999 restructuring plan, resulted in $15.9 million of net pre-tax restructuring and other charges in 2000. The $22.9 million charge related to the elimination of positions at headquarters locations in El Segundo, Fisher-Price and Pleasant Company, closure of certain international offices, and consolidation of facilities. During 2001, Mattel recorded a $15.7 million pre-tax restructuring charge as part of the financial realignment plan, largely related to implementation of the North American Strategy. In 2002, Mattel recorded an additional $24.6 million pre-tax restructuring charge as part of the financial realignment plan, principally related to further elimination of positions at headquarters locations in El Segundo, Fisher-Price and Pleasant Company, the North American Strategy, and consolidation of international facilities. From inception through December 31, 2002, a total of $43.3 million has been incurred related to the termination of 2,350 employees, of which 1,370 were terminated during 2002. Of the 2,350 employee terminations, approximately 1,300 related to the North American Strategy.

Income Taxes

The effective income tax rate on continuing operations was 26.8% in 2002 compared to 27.7% in 2001 and 24.5% in 2000. The difference in the overall income tax rate on continuing operations between 2001 and 2002 was caused by goodwill, financial realignment and other one-time charges. In 2001, goodwill was included in the consolidated financial statements but a portion was not deductible for income tax purposes. In addition, certain one-time charges were also not deductible in 2001. These nondeductible items resulted in a lower effective tax benefit in 2001 for these items and a higher overall effective income tax rate. In 2002, most of the financial realignment and other one-time charges were deductible for income tax purposes, resulting in a lower overall effective income tax rate for 2002 compared to 2001.

The pre-tax income (loss) from US operations includes interest expense and corporate headquarters expenses. Therefore, the pre-tax income (loss) from US operations, as a percentage of the consolidated pre-tax income, was less than the sales to US customers as a percentage of consolidated gross sales.

The Internal Revenue Service has completed its examination of the Mattel, Inc. federal income tax returns through December 31, 1997.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity over the last three years have been cash on hand at the beginning of the year, cash flows generated from continuing operations, long-term debt issuances and short-term seasonal borrowings. Cash flows from continuing operations could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or increased costs associated with manufacturing and distribution of products or realized shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal borrowing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Operating Activities

Operating activities generated cash flows from continuing operations of $1.156 billion during 2002, compared to $756.8 million in 2001 and $555.1 million in 2000. The increase in cash flows from operating activities in 2002 was largely due to increased income from continuing operations and improved working capital. The improvement in working capital was driven by lower accounts receivable resulting from shorter payment terms to customers and improved cash collections and lower inventory levels due to supply chain initiatives. While Mattel will continue to strive for working capital improvement in 2003, management does not expect to generate the same magnitude of cash from working capital improvements as in 2002. The increase in cash flows in 2001 compared to 2000 was primarily attributable to higher income from continuing operations and increased cash collections. In addition, the disposition of Learning Company in the fourth quarter of 2000 resulted in improved cash flows since Mattel was no longer required to fund this business.

Investing Activities

Mattel invested its cash flows during the last three years in tooling to support existing and new products, expansion of its existing North American manufacturing facilities in anticipation of the closure of the Murray, Kentucky, plant in mid-2002, and its long-term information technology strategy. In 2001, Mattel acquired Pictionary® for approximately $29 million, of which approximately $21 million was paid in 2001, $3 million in 2002 and the remaining $5 million will be paid over the next 2 years.

Financing Activities

For the years ended 2002 and 2001, Mattel utilized cash flows from operating activities to repay both long-term debt and short-term borrowing obligations as part of its goal to improve its debt-to-capital ratio. In 2002, Mattel repaid approximately $422 million in long-term debt obligations, largely related to the $200.0 million term loan, 200 million Euro Notes and $30.0 million of medium-term notes. In 2001, Mattel utilized cash flows from operating activities to repay approximately $176 million of short-term borrowing obligations and $30.5 million of medium-term notes. In 2000, Mattel received proceeds from issuance of the aforementioned $200.0 million term loan and 200 million Euro Notes, which were used to repay its 6 3/4% Senior Notes upon maturity and to support operating activities.

During the third quarter of 2000, Mattel announced a change in its dividend policy consisting of a reduction in the annual cash dividend from $0.36 per share to $0.05 per share when and as declared by the board of directors. The $0.05 per share annual dividend rate under the new dividend policy became effective in December 2001. The reduction of the dividend resulted in cash savings of approximately $135 million in 2002 and $132 million in 2001.

Capital Deployment Plan

To guide future capital deployment decisions, with a goal of maximizing shareholder value, Mattel’s board of directors has established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital,

•	To maintain a year-end debt-to-capital ratio of about 25% with the target of achieving a long-term debt rating of single-A, and

•	To invest approximately $180 million to $200 million in capital expenditures annually to maintain and grow the business.

In the first quarter of 2003, Mattel will use approximately $130 million of free cash flow to fund incentive compensation and the shareholder litigation settlement. In 2003, Mattel will repay approximately $180 million in long-term debt related to $30.0 million in medium-term notes maturing in May 2003 and $150.0 million in 6% senior notes maturing in July 2003. Over the long-range horizon, assuming cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to shareholders through cash dividends and share repurchases. The ability to implement successfully the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities. There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve the targeted goals from its investing activities. Further, Mattel’s management may alter its current plans in the future.

Seasonal Financing

Mattel expects to finance its seasonal working capital requirements for 2003 by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables, and using various short-term bank lines of credit. In March 2002, Mattel amended and restated its existing $1.0 billion domestic unsecured committed revolving credit facility into a $1.060 billion, 3-year facility that expires in 2005. This facility provides short-term borrowings from a commercial bank group. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2002. As of December 31, 2002, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.37 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 8.14 to 1 (compared to a minimum allowed of 3.50 to 1).

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term foreign credit lines with a number of banks. Foreign credit lines total approximately $266 million, a portion of which is used to support letters of credit. Mattel expects to extend these credit lines throughout 2003. Mattel believes the cash on hand at the beginning of 2003, amounts available under its domestic unsecured committed revolving credit facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2003.

Mattel sells certain domestic and foreign trade receivables as one of its means for financing seasonal working capital requirements. Mattel has a $300.0 million domestic receivables sales facility which is a sub-facility of Mattel’s $1.060 billion, 3-year domestic unsecured committed revolving credit facility. The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the $1.060 billion available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold. Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A. as administrative agent, Citicorp USA, Inc. and Fleet National Bank as syndication agents, and Societe Generale and BNP Paribas as documentation agents. Pursuant to the domestic receivables facility, Mattel Sales Corp. and Fisher-Price, Inc. (which are wholly-owned subsidiaries of Mattel) can sell trade receivables from Wal-Mart and Target to Mattel Factoring, a Delaware corporation and wholly-owned subsidiary of Mattel. Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility. Mattel Factoring is a consolidated subsidiary of Mattel. Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group. Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable on its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

Mattel’s subsidiaries Mattel International Holdings B.V., a Netherlands company, Mattel France S.A.S., a French company, and Mattel GmbH, a German company, have entered into a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to a bank, Societe Generale Nederland N.V. The receivables sales are accounted for as a sale. As with the domestic receivables facility, each sale of accounts receivable is recorded on Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Nederland and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH dated July 1, 2002, the commitment termination date for the European receivables facility was extended to June 29, 2003.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, and have been excluded from Mattel’s consolidated balance sheets are summarized as follows (in millions):

	As of Year End
	2002	2001
Receivables sold pursuant to the:
Domestic receivables facility	$276.1	$261.5
European receivables facility	85.2	78.0
Other factoring arrangements	76.0	159.2

	$437.3	$498.7

Financial Position

Mattel’s cash and short-term investments increased by $650.4 million to $1.267 billion at year end 2002 compared to $616.6 million at year end 2001. The increase was primarily due to cash flows generated from operating activities and reductions in working capital, partially offset by repayment of long-term debt. Accounts receivable, net decreased by $175.0 million to $490.8 million at year end 2002, reflecting shorter payment terms to customers and improved cash collections, partially offset by lower factoring of accounts receivable. Inventories decreased by $148.9 million to $338.6 million at year end 2002. Inventory levels were positively impacted by the execution of the supply chain initiatives and the elimination of pre-built inventory related to the closure of the Murray, Kentucky, plant, which was completed in the second quarter of 2002. While Mattel will continue to strive for working capital improvement through its supply chain initiatives and focus on cash collections in 2003, management does not expect to generate the same magnitude of cash from working capital improvements as in 2002 considering the current level of its accounts receivable and inventories. Property, plant and equipment, net decreased $27.1 million to $599.6 million at year end 2002, largely due to depreciation, partially offset by capital spending. Goodwill decreased by $386.2 million to $703.2 million at year end 2002, largely due to the one-time $400.0 million pre-tax transition adjustment resulting from the implementation of

SFAS No. 142. Other assets increased $36.1 million to $767.9 million, principally due to increased noncurrent deferred tax assets resulting from the transition adjustment made in connection with implementation of SFAS No. 142, partially offset by tax asset reductions associated with income from continuing and discontinued operations.

Short-term borrowings decreased $12.9 million to $25.2 million at year end 2002 compared to $38.1 million at year end 2001, due to the repayment of debt. Current portion of long-term debt decreased by $27.8 million to $182.3 million at year end 2002, largely due to the repayment of the 200 million Euro Notes, partially offset by the reclassification of $150.0 million of 6% senior notes from long-term debt to current portion of long-term debt since they mature in July 2003.

A summary of Mattel’s capitalization is as follows (in millions):

	As of Year End
	2002		2001
Medium-term notes	$450.0	16%	$480.0	17%
Senior notes	150.0	5	500.0	17
Other long-term debt obligations	40.1	2	40.9	1

Total long-term debt	640.1	23	1,020.9	35
Other long-term liabilities	192.1	7	184.2	6
Stockholders’ equity	1,978.7	70	1,738.5	59

	$2,810.9	100%	$2,943.6	100%

Total long-term debt decreased by $380.8 million at year end 2002 compared to year end 2001 due to the aforementioned reclassification of the $150.0 million of 6% senior notes and $30.0 million of medium-term notes maturing in the next twelve months to current portion of long-term debt. Additionally, Mattel repaid its $200.0 million term loan in the fourth quarter of 2002. Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. Stockholders’ equity of $1.979 billion at year end 2002 increased $240.2 million from year end 2001, primarily as a result of income from continuing and discontinued operations and cash received from exercise of employee stock options, partially offset by the cumulative effect of change in accounting principles related to the one-time transition adjustment recorded upon implementation of SFAS No. 142 and payment of a dividend on common stock in the fourth quarter of 2002.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, improved from 42% at year end 2001 to 30% at year end 2002 due to the repayment of short-term and long-term debt combined with improvement in operating results. As previously discussed, Mattel plans to target a goal of reducing the year end debt-to-capital ratio to about 25%.

Off-Balance Sheet Arrangements

Mattel has no off-balance sheet arrangements in which the failure by Mattel and/or an unconsolidated entity to meet performance obligations would have a material impact on its financial position, results of operations or cash flows.

Commitments

In the normal course of business, Mattel enters into debt arrangements and contractual arrangements for future purchases of goods and services to ensure availability and timely delivery, and to obtain and protect Mattel’s right to create and market certain products. These arrangements include commitments for future inventory purchases and licensing payments. Certain of these commitments routinely contain provisions for guaranteed or minimum expenditures during the term of the contracts.

Mattel’s commitments for debt and other contractual arrangements are summarized as follows (in thousands):

	Payments Due by Period
	Total	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$822,365	$182,295	$50,939	$189,131	$50,000	$50,000	$300,000
Licensing minimums	369,000	80,000	85,000	78,000	25,000	27,000	74,000
Inventory purchases	103,000	99,000	4,000	—	—	—	—
Operating leases	352,000	46,000	46,000	41,000	35,000	30,000	154,000
Capitalized leases	9,800	300	300	300	300	300	8,300

Total	$1,656,165	$407,595	$186,239	$308,431	$110,300	$107,300	$536,300

Discontinued Operations

In May 1999, Mattel merged with Learning Company, with Mattel being the surviving corporation. Due to substantial losses experienced by its Consumer Software segment during 1999, which was comprised primarily of Learning Company, Mattel’s board of directors, on March 31, 2000, resolved to dispose of its Consumer Software segment. As a result of this decision, the Consumer Software segment was reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements were reclassified to segregate the net investment in, and the liabilities and operating results of, the Consumer Software segment.

On October 18, 2000, Mattel disposed of Learning Company to an affiliate of Gores Technology Group in return for a contractual right to receive future consideration based on income generated from its business operations and/or the net proceeds derived by the new company upon the sale of its assets or other liquidation events, or 20% of its enterprise value at the end of five years.

In the fourth quarter of 2001, Mattel received proceeds totaling $10.0 million from Gores Technology Group as a result of liquidation events related to Gores Technology Group’s sale of the entertainment and education divisions of the former Learning Company. Mattel also incurred additional costs of approximately $10 million in 2001 related to the wind down of the Consumer Software segment. Accordingly, no income was recorded in the consolidated statement of operations for discontinued operations.

In the third quarter of 2002, Gores Technology Group completed the sale and liquidation of non-cash proceeds related to the sales of the education and productivity divisions of the former Learning Company. Mattel has a contractual right to share with Gores Technology Group in proceeds from the sale of the assets of the former Learning Company and other liquidation events. Mattel recognized a gain from discontinued operations of $27.3 million, net of taxes, in the consolidated statement of operations for the quarter ended September 30, 2002. Mattel collected the $43.3 million pre-tax amount due from Gores Technology Group related to these events during the fourth quarter of 2002.

As of December 31, 2002, Gores Technology Group had sold essentially all of the former Learning Company businesses. Therefore, Mattel does not expect to receive any significant additional proceeds from Gores Technology Group related to the discontinued operations. At December 31, 2002, Mattel had net obligations related to its discontinued Consumer Software segment of approximately $14 million. Mattel believes that it has adequately reserved for future obligations of this segment.

In December 2000 and January 2001, Mattel entered into worldwide, multi-year licensing agreements with Vivendi Universal Publishing and THQ, respectively, for the development and publishing of gaming, educational and productivity software based on Mattel’s brands, which Mattel had previously developed and sold directly through its Mattel Media division. These partnerships allow Mattel to provide the content from its library of brands, while Vivendi Universal Publishing and THQ provide software development and distribution expertise.

Litigation

Litigation Related to Learning Company

Following Mattel’s announcement in October 1999 of the expected results of its Learning Company division for the third quarter of 1999, various Mattel stockholders filed purported class action complaints naming Mattel and certain of its present and former officers and directors as defendants. The complaints generally alleged, among other things, that the defendants made false or misleading statements, in the joint proxy statement for the merger of Mattel and Learning Company and elsewhere, that induced Mattel’s shareholders to vote to approve the merger and artificially inflated the price of Mattel’s common stock.

These shareholder complaints were consolidated into two lead cases: Thurber v. Mattel, Inc., et al. (containing claims under §10(b) of the 1934 Securities Exchange Act (“Act”)) and Dusek v. Mattel, Inc., et al. (containing claims under §14(a) of the Act). Both of these federal lawsuits are pending in the United States District Court for the Central District of California. In November 2002, the Court permitted the actions to proceed as class actions.

Several stockholders filed derivative complaints purportedly on behalf of and for the benefit of Mattel, alleging, among other things, that Mattel’s directors breached their fiduciary duties, wasted corporate assets, and grossly mismanaged Mattel in connection with Mattel’s acquisition of Learning Company and its approval of severance packages to certain former executives. Some of the derivative suits were consolidated into one lawsuit filed in Los Angeles Superior Court in California, which was dismissed for failure to make pre-suit demand on the board of directors, and is currently on appeal. Another derivative suit was filed in the Court of Chancery in Delaware, and was dismissed without prejudice in August 2002. A third derivative suit, filed in federal court in the Central District of California, was dismissed in July 2002, and re-filed in November 2002 as part of the settlement described below.

In November 2002, with a court-appointed mediator acting as a neutral facilitator, the parties negotiated and thereafter memorialized an agreement in principle to resolve all of the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. Under the terms of the settlement, Mattel and its directors and officers liability insurers have deposited the settlement funds into an escrow account pending completion of a final written settlement agreement and court approval of the settlement. The settlement is conditioned upon court approval of the terms of the settlement, entry of final judgments dismissing the federal lawsuits, and dismissal or withdrawal of the appeal in the California state court derivative action.

At the time of the lawsuits, Mattel maintained directors and officers liability insurance with a maximum coverage of $120 million through several different carriers. One of those carriers, Reliance Insurance Company, had become insolvent, and was unable to meet its coverage obligation for its $20 million excess layer. As a result, Mattel contributed this $20 million layer to the settlement fund, and has made a claim against the California Insurance Guarantee Association (“CIGA”) to recoup the full $20 million of the Reliance layer. CIGA disputes that it has to pay this amount, and has taken the position that it has to pay only $0.5 million.

The total amount that Mattel expects to incur in connection with the Learning Company litigation is $25.4 million on a pre-tax basis, consisting of the uninsured portion of the settlement and legal and professional fees in excess of insurance coverage. Mattel recorded this amount in its results of operations in the fourth quarter of 2002.

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

Following an initial hearing on October 25, 2002, the German lower court dismissed G&H’s action in its entirety on December 13, 2002, based on the expiration of the applicable statute of limitations and other procedural grounds. G&H’s counsel has subsequently indicated an intention to appeal these rulings. Mattel believes the action has no substantive merit and that the German lower court rightly decided the matter. If G&H does in fact appeal, Mattel intends to defend the lower court’s decision vigorously.

Environmental

Fisher-Price

Fisher-Price has executed a consent order with the State of New York to implement a groundwater remediation system at one of its former manufacturing plants. The execution of the consent order was in response to the New York State Department of Environmental Conservation Record of Decision issued in March 2000. The Department approved a conceptual work plan in March 2001, with work scheduled to begin in 2001. However, in response to concerns expressed by a number of nearby residents, the Department has requested that Mattel postpone implementation of the groundwater remediation plan until after the installation of a public water line to those residents is completed. The ultimate liability associated with this cleanup presently is estimated to be approximately $1.8 million, approximately $1.3 million of which has been incurred through December 31, 2002.

Beaverton, Oregon

Mattel previously operated a manufacturing facility on a leased property in Beaverton, Oregon that was acquired as part of the March 1997 merger with Tyco Toys, Inc. In March 1998, samples of groundwater used by the facility for process water and drinking water disclosed elevated levels of certain chemicals, including trichloroethylene. Mattel immediately closed the water supply and self-reported the sample results to the Oregon Department of Environmental Quality and the Oregon Health Division. Mattel also implemented a community outreach program to employees, former employees and surrounding landowners.

Mattel has recorded pre-tax charges totaling $19.0 million related to this property, of which approximately $4 million has been incurred through December 31, 2002, largely related to attorney fees, consulting work and an employee medical screening program. In January 2003, Mattel entered into a settlement with the Oregon Department of Environmental Quality resolving its cleanup liability in return for a contribution of $0.4 million to the cleanup, which is being performed by the company that caused the contamination. The remaining liability of approximately $15 million as of year end 2002 represents estimated amounts to be incurred for environmental remediation, including the $0.4 million cleanup liability, employee medical screening, project management, legal and other costs related to the Beaverton property.

General

Mattel is also involved in various other litigation and legal matters, including claims related to intellectual property, product liability and labor, which Mattel is addressing or defending in the ordinary course of business. Management believes that any liability that may potentially result upon resolution of such matters will not have a material adverse effect on Mattel’s business, financial condition or results of operations.

Effects of Inflation

Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during the three years ended December 31, 2002. The US Consumer Price Index increased 2.4% in 2002, 1.6% in 2001 and 3.4% in 2000. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability under certain circumstances at certain times to pass on higher prices to its customers.

Employee Savings Plan

Certain employee savings plan design provisions used by other companies can result in requirements to hold substantial portions of a participant’s account balance in the stock of the sponsoring company, significantly increasing the exposure of the account to market risk associated with a single company’s stock. However, the Mattel Personal Investment Plan is designed to allow participants to limit their exposure to market changes in Mattel’s stock price. Mattel makes company contributions in cash and allows employees to allocate both individual and company contributions to a balanced variety of investment funds. Furthermore, Mattel’s plan limits a participant’s allocation to the Mattel Stock Fund, which is fully invested in Mattel stock, to 50% of the account balance. Participants may generally reallocate their account balances on a daily basis. This reallocation is only limited for participants classified as insiders who wish to change their investment in the Mattel Stock Fund. Insiders are limited to certain window periods for making allocations into or out of the Mattel Stock Fund.

Application of Critical Accounting Policies

Mattel makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies described below are those Mattel considers most critical in preparing its consolidated financial statements. Management has discussed the development and selection of each of these critical accounting policies with its audit committee of the board of directors and the audit committee has reviewed each of the disclosures included below. These policies include significant judgment made by management using information available at the time the estimates are made. As described below, however, these estimates could change materially if different information or assumptions were used.

Accounts Receivable—Allowance for Doubtful Accounts

The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed partially or entirely uncollectible. Management believes the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because significant changes in it could materially affect key financial measures including, other selling and administrative expenses, net income and accounts receivable. In addition, the allowance requires a high degree of judgment since it involves estimation of the impact of both current and future economic factors as it relates to each of its customers’ ability to pay amounts owed Mattel.

Products within the Domestic segment are sold directly to large retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers. Products within the International segment are sold directly to customers in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence. In the International segment, there is also significant concentration of sales to certain large customers. The customers and the degree of concentration vary depending upon the region or nation.

On a consolidated basis, a small number of Mattel’s customers account for a large share of net sales and accounts receivable. For year end 2002, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 50% of net sales and the ten largest customers in the aggregate accounted for approximately 62% of net sales. As of year end 2002, Mattel’s three largest customers accounted for approximately 42% of net accounts receivable and the ten largest customers accounted for approximately 65% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.

In recent years, the mass-market retail channel has experienced significant shifts in market share among competitors, causing some large retailers to experience liquidity problems. In addition, many of Mattel’s customers have been negatively impacted by the worsening economic conditions. In 2001 and 2002, two large customers of Mattel filed for bankruptcy and a third customer filed for bankruptcy in 2003. Mattel’s sales to customers are typically made on credit without collateral and are highly concentrated in the third and fourth quarters due to the cyclical nature of toy sales. This results in a substantial portion of trade receivables being collected during the latter half of the year. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the control of Mattel. This could increase Mattel’s exposure to losses from bad debts.

Mattel has procedures to mitigate the risk of exposure to losses from bad debts. Revenue is recognized provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Credit limits and payment terms are established based on the underlying criteria that collectibility must be reasonably assured at the levels set for each customer. Extensive evaluations are performed on an on-going basis throughout the fiscal year of the financial performance, cash generation, financing availability and liquidity status of each customer. Each customer is reviewed at least annually, with more frequent reviews being performed if necessary based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses prior to shipping to those customers on credit. Customer terms and credit limits are reviewed and adjusted, if necessary, to reflect the results of the review. Mattel uses a variety of financial transactions to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring or purchasing various forms of credit insurance with unrelated third parties and requiring cash on delivery.

Mattel’s allowance for doubtful accounts was $23.3 million, $55.9 million and $24.6 million at year end 2002, 2001 and 2000, respectively. The increase in the allowance for doubtful accounts from 2000 to 2001 was due to an initial $22.1 million charge, and related increase to the allowance for doubtful accounts, related to the Kmart bankruptcy filing in January 2002. Later in 2002, Mattel recorded an additional $33.5 million charge to write down the Kmart pre-bankruptcy petition accounts receivable to liquidation value, as a direct reduction of accounts receivable without adjusting the allowance for doubtful accounts. On a more comparable basis, excluding the reserves attributable to Kmart, the allowance for doubtful accounts represented 4.5%, 4.8% and 3.0% of total accounts receivable at year end 2002, 2001 and 2000, respectively.

Mattel records an allowance for doubtful accounts at the time revenue is recognized based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When a significant event occurs, such as a bankruptcy filing of a customer, the allowance is reviewed for adequacy and adjusted to reflect the change in estimated receivable impairment. Mattel believes that its allowance for doubtful accounts at year end 2002 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of these customers experience liquidity problems, then the allowance for doubtful accounts of $23.3 million, or 4.5% of trade accounts receivable, at year end 2002 may not prove to be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.

Inventories—Allowance for Obsolescence

Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market. Inventory obsolescence reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Management believes the accounting estimate related to the inventory allowance is a “critical accounting estimate” because changes in it could materially affect key financial measures including, gross profit, net income and inventories. In addition, the valuation requires a high degree of judgment since it involves estimation of the impact resulting from both current and expected future events. As more fully described below, valuation of Mattel’s inventory could be impacted by changes in public and consumer preferences, demand for product, or changes in the buying patterns and inventory management of customers.

In the toy industry, orders are subject to cancellation or change at any time prior to shipment since actual shipments of products ordered and order cancellation rates are affected by consumer acceptance of product lines, strength of competing products, marketing strategies of retailers and overall economic conditions. Unexpected changes in these factors could result in excess inventory in a particular product line, which would require management to make a valuation estimate on such inventory.

Mattel bases its production schedules for toy products on customer orders, historical trends, results of market research and current market information. Mattel ships products in accordance with delivery schedules specified by its customers, which usually request delivery within three months. In anticipation of retail sales in the traditional holiday season in the fourth quarter, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of the year. These seasonal purchasing patterns and requisite production lead times cause risk to Mattel’s business associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase inventory valuation risk since Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

Additionally, current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth in various parts of the economy, including the markets in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth in the markets it serves and demand for its products, the prevailing economic uncertainties render estimates of future demand for product more difficult. Such economic changes may affect the sales of Mattel’s products and its corresponding inventory levels, which would potentially impact the valuation of its inventory.

At the end of each quarter, management within each business segment, US Girls, US Boys-Entertainment, US Infant & Preschool, and International, performs a detailed review of its inventory on an item by item basis and identifies which products are believed to be obsolete or slow-moving. Management then applies an allowance for inventory obsolescence to such inventory based on certain expectations, including customer and consumer demand for product and the aging of the inventory, which are impacted by the factors discussed above.

At year end 2002, Mattel’s obsolescence reserve was $49.1 million (or 12.7% of total inventory), $63.1 million (or 11.5% of total inventory) and $58.6 million (or 10.7% of total inventory) at year end 2002, 2001 and 2000, respectively. The decrease in the obsolescence reserve at year end 2002 compared to 2001 and 2000 was due to Mattel’s focus on reducing its obsolete and slow moving inventory in 2002. Management believes that its allowance for obsolescence at year end 2002 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.

Benefit Plan Assumptions

Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. Mattel accounts for its defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, and its other postretirement benefit plans in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

Actuarial valuations are used in determining amounts recognized in financial statements for retirement and other postretirement benefit plans. These valuations incorporate the following significant assumptions:

•	Weighted average discount rate to be used to measure future plan obligations and interest cost component of plan income or expense

•	Rate of future compensation increases (for defined benefit plans)

•	Long-term rate of return on plan assets

•	Health care cost trend rates (for other postretirement benefit plans)

Management believes that these assumptions are “critical accounting estimates” since significant changes in these assumptions would ultimately impact Mattel’s results of operations and financial condition. Mattel reviews its benefit plan assumptions annually and modifies its assumptions based on current rates and trends as appropriate. The effects of such changes in assumptions are amortized as part of plan income or expense in future periods in accordance with SFAS Nos. 87 and 106.

At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense recorded. At year end 2002, Mattel determined this rate to be 6.5% as compared to 7.0% and 7.5% for the years ended 2001 and 2000, respectively. In estimating this rate, Mattel looks at rates of return on high quality, corporate bond indices.

The rate of future compensation increases used by Mattel was 4.0% for the years ended 2002, 2001 and 2000. This assumption is reviewed annually based on historical salary increases for participants in the defined benefit plan. This assumption impacts the service and interest cost components of plan income or expense.

The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure the defined benefit plan, taking into account the mix of invested assets and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Over the last three years, Mattel lowered its long-term rate of return from 11.0% in 2000 to 10.0% in 2001 to 8.0% in 2002, based on recent economic and stock market conditions.

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next five years. Rates ranging from 10.5% in 2003 to 6.0% in 2006, with rates assumed to stabilize at 5.5% in 2007 and thereafter, were used in determining plan expense for 2002. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. These trend rates impact the service and interest cost components of plan expense.

Valuation of Goodwill and Other Intangible Assets

Effective on January 1, 2002, Mattel adopted SFAS No. 142, Goodwill and Other Intangible Assets, which superseded APB Opinion No. 17, Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. In accordance with the adoption of SFAS No. 142, Mattel ceased amortization of goodwill effective January 1, 2002.

Management believes the accounting estimate related to the valuation of its goodwill and other intangible assets is a “critical accounting estimate” because significant changes in assumptions could materially affect key financial measures, including net income and other noncurrent assets, specifically goodwill. The valuation of goodwill involves a high degree of judgment since the first step of the impairment test required by SFAS No. 142 consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the fair value is more than the book value of the reporting unit, an impairment loss is not recognized. If an impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

SFAS No. 142 requires that goodwill and other intangible assets be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. Mattel’s reporting units for purposes of applying the provisions of SFAS No. 142 are: Pleasant Company, US Girls, US Boys-Entertainment, US Infant & Preschool and International. As a result of implementing SFAS No. 142, Mattel recorded a one-time transition adjustment of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the Pleasant Company reporting unit goodwill. For each of the other reporting units, the fair value of the reporting unit exceeded its carrying amount. In the third quarter of 2002, Mattel performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired as of September 30, 2002.

Mattel utilizes a combination of the fair value of the cash flows that the business can be expected to generate in the future (Income Approach) and the fair value of the business as compared to other similar publicly traded companies (Market Approach) to test for impairment. The Income Approach valuation method requires Mattel to make projections of revenue, operating costs and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of its weighted average cost of capital to be used as a discount rate. The Market Approach valuation method requires Mattel to identify publicly traded companies in a similar line of business. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the SFAS No. 142 impairment model, which could significantly change the amount of impairment recorded.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this statement will be effective at the beginning of fiscal 2003. Mattel does not expect that the adoption of SFAS No. 143 will have a material effect on its consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Consistent with the provisions of SFAS No. 146, Mattel will apply this statement prospectively. Mattel does not expect that the adoption of SFAS No. 146 will have a material effect on its consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45’s provisions for initial recognition and measurement will be effective on a prospective basis to guarantees issued or modified after December 31, 2002. Consistent with the provisions of FIN 45, Mattel will apply this statement prospectively. As required by FIN 45, the disclosure provisions have been included in these financial statements for the period ended December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. Mattel is in the process of evaluating the alternative fair valuation methods prescribed in this statement and the impact on its financial results of operations should the company decide to adopt the recognition provisions of stock-based employee compensation.

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Annual Report on Form 10-K, other filings or reports filed with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; operating efficiencies, including those associated with supply chain and information technology initiatives; capital deployment plan (including statements about free cash flow, seasonal working capital, debt-to-equity ratios, capital expenditures, acquisitions and share repurchases); cost increases; and profitability. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Annual Report on Form 10-K and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time to time in other reports filed by Mattel with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

Competition and New Product Introductions

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences are continuously changing and the toy industry experiences significant, sudden shifts in demand caused by “hit” toys and trends, which are unpredictable. In recent years there have been trends towards shorter life cycles for individual products, the phenomenon of children outgrowing toys at younger ages—particularly in favor of interactive and high technology products—and an increasing use of high technology in toys. In addition, Mattel competes with many other companies, both large and small, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current market share, and increase its market share or establish market share in new product categories, will depend on Mattel’s ability to satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of such products. If Mattel does not successfully meet these challenges in a timely and cost-effective manner, demand for its products will decrease and Mattel’s results of operations will suffer.

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

Adverse General Economic Conditions

Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole. It is even more difficult to estimate growth in various parts of the economy, including the markets in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth in the markets it serves and demand for its products, the prevailing economic uncertainties render estimates of future income and expenditures even more difficult than usual to make. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat or occurrence of terrorist attacks such as those in the US on September 11, 2001, war, or other factors affecting economic conditions generally. Such changes may negatively affect the sales of Mattel’s products, increase exposure to losses for bad debt, or increase costs associated with manufacturing and distributing these products.

Customer Concentration

A small number of Mattel’s customers account for a large share of net sales. For 2002, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate accounted for approximately 50% of net sales, and the ten largest customers in the aggregate accounted for approximately 62% of net sales. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason. In addition, some large chain retailers have begun to sell private-label toys designed and branded by the retailers themselves. Such toys may be sold at prices lower than comparable toys sold by Mattel, and may result in lower purchases of Mattel-branded products by such retailers.

Rationalization of Mass Market Retail Channel and Bankruptcy of Key Customers

Many of Mattel’s key customers are mass market retailers. The mass market retail channel in the US has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. In 2001 and 2002, two large customers of Mattel filed for bankruptcy and a third filed for bankruptcy in 2003. Mattel’s sales to customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the control of Mattel. This could increase Mattel’s exposure to losses from bad debts. In addition, if these or other customers were to cease doing business as a result of bankruptcy, it could have a material adverse affect on Mattel’s business, financial condition and results of operations.

Adequate Supplies and Cost Increases

Mattel’s ability to meet customer demands depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including raw materials and components. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurances that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on Mattel’s businesses. Cost increases as a result of shortages of materials or rising service expenses could increase the cost of Mattel’s products and lower sales.

Litigation and Disputes

Mattel is involved in a number of litigation matters. An unfavorable resolution of pending litigation could have a material adverse effect on Mattel’s financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of Mattel’s management regardless of the outcome. There can be no assurance that Mattel will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of litigation if it is not settled. In addition, current and future litigation, governmental proceedings, labor disputes or environmental matters could lead to increased costs or interruptions of normal business operations of Mattel.

Protection of Intellectual Property Rights

The value of Mattel’s business depends to a large degree on its ability to protect its intellectual property, including its trademarks, trade names, copyrights, patents and trade secrets in the US and around the world. Any failure by Mattel to protect its proprietary intellectual property and information, including any successful challenge to Mattel’s ownership of its intellectual property or material infringements of such property, could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Political Developments, including Trade Relations, and the Threat or Occurrence of War or Terrorist Activities

Mattel’s business is worldwide in scope, including operations in 36 countries. The deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the US and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition and results of operations. For example, a change in trade status for China could result in a substantial increase in the import duty of toys manufactured in China and imported into the US. In addition, the occurrence or threat of terrorist activities, and the responses to and results of such activities, or the war between the US and Iraq, or otherwise, could materially impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets and general economic conditions.

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

Financing Matters

Increases in interest rates, both domestically and internationally, could negatively affect Mattel’s cost of financing both its operations and investments. Foreign currency exchange fluctuations may affect Mattel’s reportable income and cash flows. Any reduction in Mattel’s credit ratings could increase the cost of obtaining financing. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal borrowing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Advertising and Promotion

Mattel’s products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Mattel’s ability to sell products is dependent in part upon the success of such programs. If Mattel does not successfully market its products or if media or other advertising or promotional costs increase, these factors could have a material adverse affect on Mattel’s business, financial condition and results of operations.

Success of New Initiatives

Mattel has announced initiatives to improve the execution of its core business, globalize and extend Mattel’s brands, catch new industry trends and develop people, including a supply chain initiative and a long-term information technology strategy. Such initiatives involve complex decision making as well as extensive and intensive execution, and the success of such initiatives is not assured. Failure to successfully implement any of these initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Changes in Laws and Regulations

Mattel operates in a highly regulated environment in the US and internationally. US federal, state and local governmental entities and foreign governments regulate many aspects of Mattel’s business including its products and the importation and exportation of its products. Such regulations may include taxes, trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety and other administrative and regulatory restrictions. Changes in laws or regulations may lead to increased costs or the interruption of normal business operations.

Acquisition, Dispositions and Takeover Defenses

Mattel may engage in acquisitions, mergers or dispositions, which may affect the profit, revenues, profit margins, debt-to-equity ratios, capital expenditures, or other aspects of Mattel’s business. There can be no assurance that Mattel will be able to identify suitable acquisition targets or that, if identified, it will be able to acquire such targets on acceptable terms. Additionally, there can be no assurance that Mattel will be successful in integrating any acquired company into its overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact Mattel’s results of operations. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.

If any of the risks and uncertainties described in the cautionary factors listed above actually occurs, Mattel’s business, financial condition and results of operations could be materially and adversely affected. The factors listed above are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel’s business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all such factors on Mattel’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Risk Management

Exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause exchange rate exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. Inventory purchase exposure in Mexico is partially offset by Mexico’s cash position that is held in US dollars. Excluding the US dollar denominated intercompany balances in Mexico, the majority of all other intercompany receivables and payables denominated in foreign currencies are hedged or are short-term balances with minimal currency exposure. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

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

Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2002 are shown in the following table. All contracts are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah and Thai baht contracts that are maintained by entities with either a rupiah or baht functional currency.

	Buy			Sell
(In thousands of US dollars)	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
Euro*	$225,976	1.03	$229,920	$486,897	0.98	$518,623
British pounds sterling*				11,130	1.60	11,243
Canadian dollar*	10,289	0.64	10,150	51,418	0.68	50,682
Japanese yen	6,663	121	6,805
Australian dollar*	18,040	0.56	18,061	15,943	0.55	16,057
Swiss franc	9,190	1.43	9,454
Indonesian rupiah	28,740	9,461	29,631
Singapore dollar				1,951	1.75	1,963
Hong Kong dollar	167,870	7.82	168,076
Thai baht	6,050	42.15	5,905

	$472,818		$478,002	$567,339		$598,568

*	The weighted average contract rate for these contracts is quoted in US dollar per local currency.

For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes that Mattel would pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of year end 2002. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of year end 2002. The differences between the fair value and the contract amounts are expected to be fully offset by foreign currency exchange gains and losses on the underlying hedged transactions.

In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pounds sterling and Polish zloty for the purchase of Euros. As of December 31, 2002, these contracts had a notional amount of $72.9 million and a fair value of $71.2 million.

Had Mattel not entered into hedges to limit the effect of exchange rate fluctuations on results of operations and cash flows, pre-tax income would have been increased by approximately $25 million for 2002, and would have been reduced by $10 million and $35 million for 2001 and 2000, respectively.

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

Mattel adopted SFAS No. 133 on January 1, 2001. Mattel recorded a one-time charge of $12.0 million, net of tax, in the consolidated statement of operations for the quarter ended March 31, 2001, for the transition adjustment related to the adoption of SFAS No. 133.

Interest Rate Sensitivity

An assumed 50 basis point movement in interest rates affecting Mattel’s variable rate borrowings would have had an immaterial impact on its 2002 results of operations.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mattel, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 85 present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 85 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Mattel’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Mattel changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Los Angeles, California

January 29, 2003

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
	(In thousands)
ASSETS
Current Assets
Cash and short term investments	$1,267,038	$616,604
Accounts receivable, less allowances of $23.3 million at December 31, 2002 and $55.9 million at December 31, 2001	490,816	665,828
Inventories	338,599	487,505
Prepaid expenses and other current assets	292,511	291,915

Total current assets	2,388,964	2,061,852

Property, Plant and Equipment
Land	33,197	33,273
Buildings	246,786	267,719
Machinery and equipment	623,901	616,609
Capitalized leases	23,271	23,271
Leasehold improvements	79,866	81,628

	1,007,021	1,022,500
Less: accumulated depreciation	546,636	550,073

	460,385	472,427
Tools, dies and molds, net	139,219	154,295

Property, plant and equipment, net	599,604	626,722

Other Noncurrent Assets
Goodwill	703,153	1,089,362
Other assets	767,938	731,881

Total Assets	$4,459,659	$4,509,817

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(continued)

	December 31, 2002	December 31, 2001
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$25,190	$38,108
Current portion of long-term debt	182,295	210,090
Accounts payable	296,307	334,247
Accrued liabilities	941,912	743,999
Income taxes payable	203,049	239,793

Total current liabilities	1,648,753	1,566,237

Long-Term Liabilities
Long-term debt	640,070	1,020,919
Other	192,124	184,203

Total long-term liabilities	832,194	1,205,122

Stockholders’ Equity
Special voting preferred stock $1.00 par value, $10.00 liquidation preference per share, one share authorized, issued and outstanding, representing the voting rights of 0.3 million and 1.1 million outstanding exchangeable shares in 2002 and 2001, respectively	—	—
Common stock $1.00 par value, 1.0 billion shares authorized; 437.2 million shares and 436.3 million shares issued in 2002 and 2001, respectively	437,229	436,307
Additional paid-in capital	1,541,242	1,638,993
Treasury stock at cost; 6.7 thousand shares and 5.4 million shares in 2002 and 2001, respectively	(245)	(161,944)
Retained earnings	341,133	132,900
Accumulated other comprehensive loss	(340,647)	(307,798)

Total stockholders’ equity	1,978,712	1,738,458

Total Liabilities and Stockholders’ Equity	$4,459,659	$4,509,817

The accompanying notes are an integral part of these statements.

Commitments and Contingencies (See accompanying notes.)

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	2002	2001	2000
	(In thousands, except per share amounts)
Net Sales	$4,885,340	$4,687,924	$4,565,489
Cost of sales	2,524,353	2,538,990	2,572,247

Gross Profit	2,360,987	2,148,934	1,993,242
Advertising and promotion expenses	552,502	543,554	578,334
Other selling and administrative expenses	1,050,344	964,239	981,823
Amortization of goodwill	—	46,121	46,561
Restructuring and other charges	24,600	15,700	15,900

Operating Income	733,541	579,320	370,624
Interest expense	113,897	155,132	152,979
Interest (income)	(17,724)	(15,481)	(11,005)
Other non-operating expense, net	15,871	9,659	3,226

Income From Continuing Operations Before Income Taxes	621,497	430,010	225,424
Provision for income taxes	166,455	119,090	55,247

Income From Continuing Operations	455,042	310,920	170,177
Discontinued Operations (See Note 14)
Gain (loss) from discontinued operations, net of tax	27,253	—	(601,146)

Income (Loss) Before Cumulative Effect of Change in Accounting Principles	482,295	310,920	(430,969)
Cumulative effect of change in accounting principles, net of tax	(252,194)	(12,001)	—

Net Income (Loss)	$230,101	$298,919	$(430,969)

Income (Loss) Per Common Share—Basic
Income from continuing operations	$1.04	$0.72	$0.40
Gain (loss) from discontinued operations	0.06	—	(1.41)
Cumulative effect of change in accounting principles	(0.58)	(0.03)	—

Net income (loss)	$0.52	$0.69	$(1.01)

Weighted average number of common shares	435,790	430,983	426,166

Income (Loss) Per Common Share—Diluted
Income from continuing operations	$1.03	$0.71	$0.40
Gain (loss) from discontinued operations	0.06	—	(1.41)
Cumulative effect of change in accounting principles	(0.57)	(0.03)	—

Net income (loss)	$0.52	$0.68	$(1.01)

Weighted average number of common and common equivalent shares	441,292	436,166	427,126

Dividends Declared Per Common Share	$0.05	$0.05	$0.27

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2002	2001	2000
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$230,101	$298,919	$(430,969)
Add: cumulative effect of change in accounting principles, net of tax	252,194	12,001	—
Add: (gain) loss from discontinued operations, net of tax	(27,253)	—	601,146

Income from continuing operations	455,042	310,920	170,177
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Noncash derivative loss	—	5,532	—
Noncash restructuring and other charges	2,405	4,594	46,126
Depreciation	180,346	201,012	192,638
Amortization	11,582	61,496	63,751
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	184,154	111,224	146,673
Inventories	154,293	(14,144)	(83,637)
Prepaid expenses and other current assets	(7,282)	(120,019)	(9,821)
Accounts payable, accrued liabilities and income taxes payable	74,445	152,160	29,458
Deferred income taxes	106,903	54,962	3,383
Other, net	(5,804)	(10,944)	(3,658)

Net cash flows from operating activities of continuing operations	1,156,084	756,793	555,090

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(81,037)	(93,914)	(85,258)
Purchases of other property, plant and equipment	(86,357)	(100,737)	(76,491)
Payment for business acquired	(2,910)	(20,547)	—
Proceeds from sale of other property, plant and equipment	12,336	6,462	9,938
Other, net	(450)	15,548	585

Net cash flows used for investing activities of continuing operations	(158,418)	(193,188)	(151,226)

Cash Flows From Financing Activities:
Short-term borrowings, net	(5,929)	(175,717)	(134,997)
Proceeds from issuance of long-term debt	—	—	390,710
Payments of long-term debt	(421,597)	(31,261)	(101,104)
Exercise of stock options	55,017	53,516	25,189
Payment of dividends on common stock	(21,868)	(21,602)	(153,551)

Net cash flows (used for) from financing activities of continuing operations	(394,377)	(175,064)	26,247

Net Cash From (Used for) Discontinued Operations (See Note 14)	43,259	(542)	(444,173)
Effect of Exchange Rate Changes on Cash	3,886	(3,784)	(903)

Increase (Decrease) in Cash and Short-term Investments	650,434	384,215	(14,965)
Cash and Short-term Investments at Beginning of Year	616,604	232,389	247,354

Cash and Short-term Investments at End of Year	$1,267,038	$616,604	$232,389

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stock- holders’ Equity
	(In thousands)
Balance, December 31, 1999	$433,563	$1,728,954	$(361,825)	$401,642	$(239,647)	$1,962,687
Comprehensive (loss):
Net (loss)				(430,969)		(430,969)
Net unrealized (loss) on securities					(14,123)	(14,123)
Minimum pension liability adjustments					(1,782)	(1,782)
Currency translation adjustments					(50,485)	(50,485)

Comprehensive (loss)				(430,969)	(66,390)	(497,359)

Issuance of treasury stock		(48,035)	73,224			25,189
Tax benefit of stock option exercises		2,300				2,300
Tax benefit of prior year stock option exercises		19,200				19,200
Compensation cost related to stock option modifications		382				382
Conversion of exchangeable shares	1,976	(1,976)				—
Issuance of stock warrant		5,789				5,789
Shares issued for Learning Company treasury stock	21		(21)			—
Dividends declared on common stock				(115,090)		(115,090)

Balance, December 31, 2000	435,560	1,706,614	(288,622)	(144,417)	(306,037)	1,403,098

Comprehensive income:
Net income				298,919		298,919
Net unrealized gain on securities					11,815	11,815
Net unrealized gain on derivative instruments					3,538	3,538
Minimum pension liability adjustments					(2,518)	(2,518)
Currency translation adjustments					(14,596)	(14,596)

Comprehensive income				298,919	(1,761)	297,158

Issuance of treasury stock		(73,162)	126,678			53,516
Tax benefit of stock option exercises		6,000				6,000
Compensation cost related to stock option modifications		288				288
Conversion of exchangeable shares	747	(747)				—
Dividends declared on common stock				(21,602)		(21,602)

Balance, December 31, 2001	436,307	1,638,993	(161,944)	132,900	(307,798)	1,738,458

Comprehensive income:
Net income				230,101		230,101
Net unrealized gain on securities					28,309	28,309
Net unrealized (loss) on derivative instruments					(26,154)	(26,154)
Minimum pension liability adjustments					(48,021)	(48,021)
Currency translation adjustments					13,017	13,017

Comprehensive income				230,101	(32,849)	197,252

Issuance of treasury stock		(65,025)	118,467			53,442
Issuance of common stock for exercise of stock options	113	1,462				1,575
Tax benefit of stock option exercises		4,156				4,156
Exercise of stock warrant		(43,232)	43,232			—
Tax benefit of stock warrant exercise		5,697				5,697
Conversion of exchangeable shares	809	(809)				—
Dividends declared on common stock				(21,868)		(21,868)

Balance, December 31, 2002	$437,229	$1,541,242	$(245)	$341,133	$(340,647)	$1,978,712

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Preparation

The consolidated financial statements include the accounts of Mattel, Inc. and its subsidiaries (“Mattel”). All majority-owned subsidiaries are consolidated and included in Mattel’s consolidated financial statements. Investments in joint ventures and other companies are accounted for by the equity method or cost basis, depending upon the level of the investment and/or Mattel’s ability to exercise influence over operating and financial policies. Mattel does not have any minority stock ownership interests in which it has a controlling financial interest that would require consolidation. All significant intercompany accounts and transactions have been eliminated in consolidation, and certain amounts in the financial statements for prior years have been reclassified to conform to the current year presentation.

Financial data for 1999 reflects the retroactive effect of the merger, accounted for as a pooling of interests, with Learning Company in May 1999. As more fully described in Note 14, the Consumer Software segment, which was comprised primarily of Learning Company, was reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements were reclassified to segregate the net investment in, and the liabilities and operating results of, the Consumer Software segment.

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates.

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

Gains and losses from unhedged foreign currency transactions include gains and losses realized on unhedged inventory purchases and from intercompany receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses realized on unhedged inventory purchases are recognized as a component of cost of sales. Gains and losses on unhedged intercompany receivables and payables balances are recognized as a component of other non-operating expense, net in the period in which the exchange rate changes.

Cash and Short-Term Investments

Cash includes cash equivalents, which are highly liquid investments with maturities of three months or less when purchased.

Marketable Securities

Marketable securities are comprised of investments in publicly-traded securities, classified as available-for-sale, and are recorded at market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity until realized.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability and liquidity status of each customer. Each customer is reviewed at least annually, with more frequent reviews being performed if necessary based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. Mattel uses a variety of financial transactions to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring or purchasing various forms of credit insurance with unrelated third parties or requiring cash on delivery.

Mattel records an allowance for doubtful accounts at the time revenue is recognized based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When a significant event occurs, such as a bankruptcy filing of a customer, the allowance is reviewed for adequacy and adjusted to reflect the change in estimated receivable impairment.

Inventories

Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies and molds are amortized using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of fixed assets is periodically reviewed to identify and assess any impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss on the transaction is included in the results of operations.

Goodwill and Other Intangible Assets

Effective on January 1, 2002, Mattel adopted SFAS No. 142, Goodwill and Other Intangible Assets, which superseded Accounting Principles Board (“APB”) Opinion No. 17, Intangible Assets. In accordance with the adoption of SFAS No. 142, Mattel ceased amortization of goodwill effective January 1, 2002. Prior to 2002, substantially all goodwill was amortized over 20 to 40 years.

Goodwill and other intangible assets are allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. Mattel’s reporting units for purposes of applying the provisions of SFAS No. 142 are: Pleasant Company, US Girls, US Boys-Entertainment, US Infant & Preschool and International. Mattel tests its goodwill and other intangible assets for impairment annually based on a combination of the fair value of the cash flows that the business can be expected to generate in the future (Income Approach) and the fair value of the business as compared to other similar publicly traded companies (Market Approach).

Revenue Recognition

Revenue is recognized upon shipment or upon receipt of products by the customer, depending on customer terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, Mattel does not recognize revenue until collection occurs. Accruals for customer discounts and rebates, and defective returns are recorded as the related revenue is recognized.

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

In the first quarter of 2002, Mattel implemented EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. Net sales, gross profit, and advertising and promotion expenses have been restated in the consolidated statements of operations for 2001 and 2000 to reflect the reclassification of sales incentives or certain consideration offered by Mattel to its customers as a result of implementing this EITF Issue.

Research and Development Costs

Research and development costs are charged to the results of operations when incurred.

Stock-Based Compensation

Mattel has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the results of operations for nonqualified stock options granted under Mattel’s plans as such options are granted at not less than the quoted market price of Mattel’s common stock on the date of grant. Had compensation cost for nonqualified stock options been determined based on their fair value at the date of grant consistent with the method of accounting prescribed by SFAS No. 123, Mattel’s net income (loss) and earnings per share would have been adjusted as follows (amounts in millions, except per share data):

	For the Year Ended
	2002	2001	2000
Net income (loss)
As reported	$230.1	$298.9	$(431.0)
Stock option plans	(19.3)	(14.9)	(34.6)

Pro forma income (loss)	$210.8	$284.0	$(465.6)

Income (loss) per share
Basic
As reported	$0.52	$0.69	$(1.01)
Stock option plans	(0.04)	(0.03)	(0.08)

Pro forma basic income (loss)	$0.48	$0.66	$(1.09)

Diluted
As reported	$0.52	$0.68	$(1.01)
Stock option plans	(0.04)	(0.03)	(0.08)

Pro forma diluted income (loss)	$0.48	$0.65	$(1.09)

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

The fair value of Mattel options granted has been estimated using the Black-Scholes pricing model. The expected life of these options used in this calculation has been determined using historical exercise patterns. The following weighted average assumptions were used in determining fair value:

	2002	2001	2000
Options granted at market price
Expected life (in years)	6.16	5.50	5.67
Risk-free interest rate	2.94%	4.42%	5.03%
Volatility factor	30.09%	16.76%	19.55%
Dividend yield	1.07%	0.86%	0.83%
Options granted at above market price
Expected life (in years)	—	—	10.00
Risk-free interest rate	—	—	6.01%
Volatility factor	—	—	45.63%
Dividend yield	—	—	3.40%

The weighted average fair value of Mattel options granted at market price during 2002, 2001 and 2000 were $6.17, $3.52 and $2.96 respectively. The weighted average fair value of Mattel options granted at above market price during 2000 was $3.18.

Income Taxes

Mattel accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

Income Per Common Share

Basic income (loss) per common share is computed by dividing reported net income (loss) by the weighted average number of common shares and common shares obtainable upon the exchange of the exchangeable shares of Mattel’s Canadian subsidiary, Softkey Software Products Inc., outstanding during each period.

Diluted income (loss) per common share is computed by dividing reported net income (loss) by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Mattel’s Canadian subsidiary, Softkey Software Products Inc., and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, as applicable.

A reconciliation of weighted average shares for the years ended December 31 follows (shares in thousands):

	2002	2001	2000

Common shares	435,790	430,983	426,166
Effect of dilutive securities:
Stock options	5,355	4,765	960
Warrants	147	418	—

Common and common equivalent shares	441,292	436,166	427,126

The following anti-dilutive securities were excluded from the calculation of diluted earnings per share for the years ended December 31 (shares in thousands):

	2002	2001	2000
Nonqualified stock options granted at:
Market price	19,547	13,778	25,594
Above market price	—	15,227	16,337
Warrants	—	3,000	3,000

	19,547	32,005	44,931

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

At the inception of the contracts, Mattel designates its derivatives as either cash flow or fair value hedges and documents the relationship of the hedge to the underlying forecasted transaction, for cash flow hedges, or the recognized asset or liability, for fair value hedges. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting treatment. Changes in fair value associated with hedge ineffectiveness, if any, are recorded in the results of operations currently.

Changes in fair value of Mattel’s cash flow derivatives are deferred and recorded as part of accumulated other comprehensive income (loss) in stockholders’ equity until the underlying transaction is settled. Upon settlement, any gain or loss resulting from the derivative is recorded in the results of operations. In the event that an anticipated transaction is no longer likely to occur, Mattel recognizes the change in fair value of the derivative in its results of operation currently.

Mattel uses fair value derivatives to hedge intercompany loans and management fees denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts. Changes in fair value of these derivatives were not significant to the results of operations during any year.

As a result of adopting SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Mattel recorded a one-time transition adjustment of $12.0 million, net of tax, (or $0.03 per share) as the cumulative effect of change in accounting principles in 2001 related to unrealized holding losses on the CyberPatrol securities that had been previously deferred in accumulated other comprehensive income (loss). Mattel also recorded a one-time transition adjustment of $2.1 million in accumulated other comprehensive income (loss) related to unrealized gains on derivative instruments during 2001.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this statement will be effective at the beginning of fiscal 2003. Mattel does not expect that the adoption of SFAS No. 143 will have a material effect on its consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 required recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Consistent with the provisions of SFAS No. 146, Mattel will apply this statement prospectively. Mattel does not expect that the adoption of SFAS No. 146 will have a material effect on its consolidated financial position or results of operations.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45’s provisions for initial recognition and measurement will be effective on a prospective basis to guarantees issued or modified after December 31, 2002. Consistent with the provisions of FIN 45, Mattel will apply this statement prospectively. As required by FIN 45, the disclosure provisions have been included in Mattel’s consolidated financial statements for the year ended 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations.

Note 2—Goodwill and Intangible Assets

The change in the carrying amount of goodwill by reporting unit for the year ended 2002 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units (in thousands).

	Balance Dec. 31, 2001	Impairment Charge	Foreign Exchange	Balance Dec. 31, 2002
Pleasant Company	$607,562	$(399,991)	$—	$207,571
US Girls	29,794	—	2,175	31,969
US Boys-Entertainment	53,749	—	220	53,969
US Infant & Preschool	215,379	—	552	215,931
International	182,878	—	10,835	193,713

	$1,089,362	$(399,991)	$13,782	$703,153

Identifiable intangibles of $14.5 million, $20.5 million and $25.8 million for the years ended 2002, 2001 and 2000, respectively, are included in other assets in the consolidated balance sheets. Amortization expense related to identifiable intangibles was not significant to the results of operations during any year.

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

The following table provides a reconciliation of the net income (loss) reported for the years ended 2001 and 2000, adjusted to exclude amortization of goodwill that is no longer required under SFAS No. 142 (in thousands, except per share amounts):

	For the Year
	2001			2000
		Earnings Per Share			Earnings Per Share
	Amount	Basic	Diluted	Amount	Basic	Diluted
Reported net income (loss)	$298,919	$0.69	$0.68	$(430,969)	$(1.01)	$(1.01)
Addback: goodwill amortization, net of tax	34,668	0.08	0.08	35,158	0.08	0.08

Adjusted net income (loss)	$333,587	$0.77	$0.76	$(395,811)	$(0.93)	$(0.93)

Note 3—Income Taxes

Consolidated income from continuing operations before income taxes consists of the following (in thousands):

	For the Year
	2002	2001	2000
US operations	$89,461	$29,431	$(140,747)
Foreign operations	532,036	400,579	366,171

	$621,497	$430,010	$225,424

The provision for current and deferred income taxes consists of the following (in thousands):

	For the Year
	2002	2001	2000
Current
Federal	$27,762	$28,748	$2,860
State	8,300	4,700	3,500
Foreign	109,814	75,786	52,900

	145,876	109,234	59,260

Deferred
Federal	42,949	787	(9,890)
State	(800)	5,500	(13,400)
Foreign	(21,570)	3,569	19,277

	20,579	9,856	(4,013)

Total provision for income taxes	$166,455	$119,090	$55,247

Deferred income taxes are provided principally for net operating loss carryforwards, research and development expenses, certain reserves, depreciation, employee compensation-related expenses, and certain other expenses that are recognized in different years for financial statement and income tax purposes. Mattel’s deferred income tax assets (liabilities) are comprised of the following (in thousands):

	As of Year End
	2002	2001
Operating loss and tax credit carryforwards	$627,591	$725,709
Excess of tax basis over book basis	133,265	130,077
Deferred intangible assets	96,844	—
Sales allowances and inventory reserves	88,816	89,834
Deferred compensation	47,975	43,397
Restructuring and integration charges	11,896	11,690
Postretirement benefits	12,316	12,360
Other	28,744	30,535

Gross deferred income tax assets	1,047,447	1,043,602

Excess of book basis over tax basis	(34,737)	(30,249)
Deferred intangible assets	(19,444)	(49,939)
Retirement benefits	(1,894)	(27,716)
Other	(32,873)	(26,810)

Gross deferred income tax liabilities	(88,948)	(134,714)
Deferred income tax asset valuation allowances	(343,451)	(374,448)

Net deferred income tax assets	$615,048	$534,440

Management considered all available evidence and determined that a valuation allowance of $343.5 million was required as of December 31, 2002, for certain tax credit, net operating loss, and capital loss carryforwards that would likely expire prior to their utilization. Management believes that it is more likely than not that Mattel will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of the remaining net deferred tax assets of $615.0 million.

Differences between the provision for income taxes for continuing operations at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows (in thousands):

	For the Year
	2002	2001	2000
Provision at federal statutory rates	$217,524	$150,504	$78,898
Increase (decrease) resulting from:
Losses without income tax benefit	6,902	13,623	12,777
Foreign earnings taxed at different rates, including withholding taxes	(66,428)	(37,774)	(37,167)
State and local taxes, net of federal benefit	4,875	6,630	(6,435)
Non-deductible amortization and restructuring charges	22	2,092	2,093
Other	3,560	(15,985)	5,081

Total provision for income taxes	$166,455	$119,090	$55,247

Appropriate US and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to permanently invest and upon which no deferred US income taxes have been provided is $2.3 billion at December 31, 2002. The additional US income tax on the unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits.

As of December 31, 2002, Mattel has US net operating loss carryforwards totaling $724.9 million and credit carryforwards of $147.6 million for federal income tax purposes. The net operating loss carryforwards expire during the years 2003 to 2020, while $143.3 million of the tax credits expire during the years 2003 to 2020 with the remainder having no expiration date. Utilization of these loss and credit carryforwards is subject to annual limitations, and Mattel has established a valuation allowance for the carryforwards that are not expected to be utilized.

Certain foreign subsidiaries have net operating loss carryforwards totaling $174.1 million ($150.5 million with no expiration date, $23.0 million expiring during the years 2003 to 2007, and $0.6 million expiring after 2007).

Generally accepted accounting principles require that tax benefits related to the exercise of stock warrants and nonqualified stock options be credited to additional paid-in capital. In 2002, warrants and nonqualified stock options exercised resulted in credits to additional paid-in capital totaling $5.7 million and $4.2 million, respectively. In 2001 and 2000, nonqualified stock options exercised resulted in credits to additional paid-in capital totaling $6.0 million and $2.3 million, respectively.

The Internal Revenue Service has completed its examination of the Mattel, Inc. federal income tax returns through December 31, 1997.

Note 4—Employee Benefits

Mattel and certain of its subsidiaries have retirement plans covering substantially all employees of these companies. Expense related to Mattel’s retirement and other postretirement benefit plans totaled $34.1 million, $27.3 million, and $34.9 million in 2002, 2001 and 2000, respectively. Expense for 2000 included $10.8 million for retirement benefits related to the departure of certain senior executives during the first quarter.

Pension Plans

Mattel provides defined benefit pension plans, which satisfy the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). With the exception of the Fisher-Price Pension Plan, activity related to Mattel’s pension plans, including those of foreign subsidiaries, was not significant during any year.

The components of net pension income for the Fisher-Price Pension Plan, based upon a December valuation date, are detailed below (in thousands):

	For the Year Ended
	2002	2001	2000
Service cost	$3,217	$2,897	$2,609
Interest cost	13,438	12,857	12,173
Expected return on plan assets	(21,442)	(22,939)	(23,843)
Amortization of unrecognized prior service cost	80	108	109
Curtailment gain	—	(700)	—
Plan amendment loss	—	1,944	—

Net pension income	$(4,707)	$(5,833)	$(8,952)

Reconciliation of the funded status of the Fisher-Price Pension Plan to the related prepaid asset (liability) included in the consolidated balance sheets is as follows (in thousands):

	As of Year End
	2002	2001
Funded status of the plan	$(19,351)	$37,699
Unrecognized net loss	84,917	22,764
Unrecognized prior service cost	467	863
Additional minimum liability	(77,624)	—

(Accrued) prepaid pension cost	$(11,591)	$61,326

A charge of $48.6 million, net of tax, was recorded in other comprehensive income during 2002 related to the additional minimum liability of the Fisher-Price Pension Plan.

Reconciliation of the assets and liabilities of the Fisher-Price Pension Plan are as follows (in thousands):

	As of Year End
	2002	2001
Change in Plan Assets
Plan assets at fair value, beginning of year	$232,916	$233,150
Actual return on plan assets	(27,846)	9,631
Benefits paid	(8,870)	(9,865)

Plan assets at fair value, end of year	$196,200	$232,916

Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$195,217	$175,039
Service cost	3,217	2,897
Interest cost	13,438	12,857
Plan amendments	—	1,932
Actuarial loss	12,549	12,357
Benefits paid	(8,870)	(9,865)

Projected benefit obligation, end of year	$215,551	$195,217

	For the Year
	2002	2001	2000
Assumptions
Weighted average discount rate	6.5%	7.0%	7.5%
Rate of future compensation increases	4.0%	4.0%	4.0%
Long-term rate of return on plan assets	8.0%	10.0%	11.0%

Other Retirement Plans

Domestic employees are eligible to participate in 401(k) savings plans sponsored by Mattel or its subsidiaries, which are defined contribution plans satisfying ERISA requirements. Mattel makes company contributions in cash and allows participants to allocate both individual and company contributions to a balanced variety of investment funds. Furthermore, Mattel’s plans limit a participant’s allocation to the Mattel Stock Fund, which is fully invested in Mattel common stock, to 50% of the participant’s account balance.

Mattel also maintains unfunded supplemental executive retirement plans that are nonqualified defined benefit plans covering certain key executives. For 2002, 2001 and 2000, the accumulated and vested benefit obligations and related expense of these plans were not significant.

Deferred Compensation and Excess Benefit Plans

Mattel provides a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and employees to an excess benefit plan, earn various rates of return. The liability for these plans as of year end 2002 and 2001 was $36.1 million and $36.8 million, respectively. Mattel’s contribution to these plans and the related administrative expense were not significant to the results of operations during any year.

Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $59.3 million and $57.8 million as of year end 2002 and 2001, respectively, are held in an irrevocable rabbi trust which is included in other assets in the consolidated balance sheets.

Postretirement Benefits

Fisher-Price has an unfunded postretirement health insurance plan covering certain eligible domestic employees hired prior to January 1, 1993. Details of the expense for the Fisher-Price plan recognized in the consolidated statements of operations are as follows (in thousands):

	For the Year
	2002	2001	2000
Service cost	$189	$273	$201
Interest cost	3,498	2,808	2,886
Curtailment loss	—	76	—
Recognized net actuarial loss	1,217	303	202

Net postretirement benefit cost	$4,904	$3,460	$3,289

Amounts included in the consolidated balance sheets for this plan are as follows (in thousands):

	As of Year End
	2002	2001
Current retirees	$48,477	$34,758
Fully eligible active employees	3,139	3,621
Other active employees	4,159	4,799

Accumulated postretirement benefit obligation	55,775	43,178
Unrecognized net actuarial loss	(23,822)	(12,974)

Accrued postretirement benefit liability	$31,953	$30,204

Reconciliation of the liabilities of Fisher-Price’s postretirement health insurance plan is as follows (in thousands):

	As of Year End
	2002	2001
Change in Accumulated Postretirement Benefit Obligation
Accumulated postretirement benefit obligation, beginning of year	$43,178	$39,720
Service cost	189	273
Interest cost	3,498	2,808
Actuarial loss	12,065	4,248
Benefits paid, net of participant contributions	(3,155)	(3,871)

Accumulated postretirement benefit obligation, end of year	$55,775	$43,178

The discount rates used in determining the accumulated postretirement benefit obligation were 6.5% for 2002, 7.0% for 2001 and 7.5% for 2000.

For all participants, the health care cost trend rate for expected claim costs was assumed to be as follows:

Year	Pre-65	Post-65
2003	9.0%	10.5%
2004	8.0%	9.0%
2005	7.0%	7.5%
2006	6.0%	6.0%
2007 and thereafter	5.5%	5.5%

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the accumulated postretirement benefit obligation as of year end 2002 by $5.5 million and $(5.0) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2002 by $0.3 million and $(0.3) million, respectively.

Domestic employees of Mattel participate in a contributory postretirement benefit plan. The ongoing costs and obligations associated with the Mattel, Inc. plan are not significant to the financial position and results of operations during any year.

Incentive Awards

Mattel has annual incentive compensation plans for officers and key employees based on Mattel’s performance and subject to certain approvals of the Compensation/Options Committee of the board of directors. For 2002, 2001 and 2000, $73.5 million, $36.2 million and $33.7 million, respectively, were charged to operating expense for awards under these plans.

In November 2000, the Compensation/Options Committee of the board of directors approved the Long-Term Incentive Plan covering certain key executives of Mattel, Inc. for the performance period from August 15, 2000 through December 31, 2002. Awards are based upon the financial performance of Mattel during the performance period and are paid in the quarter following the end of the performance period. For 2002, 2001 and 2000, $32.5 million, $4.9 million and $8.3 million, respectively, were charged to operating expense for this plan.

In June 1999, the stockholders approved the Amended and Restated Mattel Long-Term Incentive Plan. The Compensation/Options Committee of the board of directors terminated this plan in November 2000, and no expense was recorded related to this plan.

For 2002, 2001 and 2000, $10.7 million, $11.1 million and $11.6 million, respectively, was charged to operating expense for costs related to the recruitment and retention of senior executives.

Note 5—Seasonal Financing and Long-Term Debt

Seasonal Financing

Mattel maintains and periodically amends or replaces an unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing the seasonal working capital requirements of its domestic and certain foreign subsidiaries. In March 2002, Mattel amended and restated its existing unsecured committed revolving credit facility into a $1.060 billion, 3-year facility that expires in 2005. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2002. As of December 31, 2002, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.37 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 8.14 to 1 (compared to a minimum allowed of 3.50 to 1).

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term foreign credit lines with a number of banks. Foreign credit lines total approximately $266 million, a portion of which is used to support letters of credit. Mattel expects to extend these credit lines throughout 2003. Mattel believes the cash on hand at the beginning of 2003, amounts available under its domestic unsecured committed revolving credit facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements.

Information relating to Mattel’s unsecured committed credit facilities, foreign credit lines and other short-term borrowings is summarized as follows (in thousands):

	For the Year
	2002	2001	2000
Balance at end of year
Domestic	$—	$—	$178,017
Foreign	25,190	38,108	48,386
Maximum amount outstanding
Domestic	$820,477	$1,028,090	$1,320,000
Foreign	38,062	64,158	85,905
Average borrowing
Domestic	$481,600	$694,900	$835,200
Foreign	35,330	43,168	79,561
Weighted average interest rate on average borrowing
Domestic (computed daily)	2.1%	4.6%	6.7%
Foreign (computed weekly)	17.9%	17.5%	15.7%

Mattel has a $300.0 million domestic receivables sales facility which is a sub-facility of Mattel’s $1.060 billion, 3-year domestic unsecured committed revolving credit facility. The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the $1.060 billion available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold. Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A. as administrative agent, Citicorp USA, Inc. and Fleet National Bank as syndication agents, and Societe Generale and BNP Paribas as documentation agents. Pursuant to the domestic receivables facility, Mattel Sales Corp. and Fisher-Price, Inc. (which are wholly-owned subsidiaries of Mattel) can sell trade receivables from Wal-Mart and Target to Mattel Factoring, a Delaware corporation and wholly-owned subsidiary of Mattel. Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility. Mattel Factoring is a consolidated subsidiary of Mattel. Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group. Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable on its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

Mattel’s subsidiaries Mattel International Holdings B.V., a Netherlands company, Mattel France S.A.S., a French company, and Mattel GmbH, a German company, have entered into a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to a bank, Societe Generale Nederland N.V. The receivables sales are accounted for as a sale. As with the domestic receivables facility, each sale of accounts receivable is recorded on Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Nederland and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH dated July 1, 2002, the commitment termination date for the European receivables facility was extended to June 29, 2003.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, and have been excluded from Mattel’s consolidated balance sheets are summarized as follows (in millions):

	As of Year End
	2002	2001
Receivables sold pursuant to the:
Domestic receivables facility	$276.1	$261.5
European receivables facility	85.2	78.0
Other factoring arrangements	76.0	159.2

	$437.3	$498.7

Long-Term Debt

Mattel’s long-term debt consists of the following (in thousands):

	As of Year End
	2002	2001
Euro notes due 2002	$—	$177,900
Unsecured term loan due 2003	—	200,000
6% senior notes due 2003	150,000	150,000
6 1/8% senior notes due 2005	150,000	150,000
Medium-term notes	480,000	510,000
10.15% mortgage note due 2005	40,919	41,686
Other	1,446	1,423

	822,365	1,231,009
Less: current portion	(182,295)	(210,090)

Total long-term debt	$640,070	$1,020,919

Medium-term notes have maturity dates from 2003 through 2013 and bear interest at fixed rates from 6.50% to 8.55%. During 2002 and 2001, Mattel repaid $30.0 million and $30.5 million, respectively, of medium-term notes upon maturity.

During 2002, Mattel repaid its Euro 200 million aggregate principal amount of notes upon maturity and its $200.0 million unsecured term loan.

Scheduled Maturities

The aggregate amounts of long-term debt maturing in the next five years are as follows (in thousands):

	Senior Notes	MT Notes	Mortgage Note	Other	Total
2003	$150,000	$30,000	$849	$1,446	$182,295
2004	—	50,000	939	—	50,939
2005	150,000	—	39,131	—	189,131
2006	—	50,000	—	—	50,000
2007	—	50,000	—	—	50,000
Thereafter	—	300,000	—	—	300,000

Total	$300,000	$480,000	$40,919	$1,446	$822,365

Note 6—Stockholders’ Equity

Preference Stock

Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.

Preferred Stock

Mattel is authorized to issue 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

Special Voting Preferred Stock and Related Exchangeable Shares

Mattel is authorized to issue one share of $1.00 par value Special Voting Preferred Stock, which was issued in exchange for one share of Learning Company special voting stock in connection with the May 1999 merger. The par value and liquidation preference of the Special Voting Preferred Stock are $1.00 and $10.00 per share, respectively. The Special Voting Preferred Stock was redeemed for $10.00 on January 7, 2003, the automatic redemption date for the exchangeable shares.

As of year end 2002 and 2001, there were 260.7 thousand and 935.1 thousand outstanding exchangeable shares, respectively, that were not owned by Mattel, its subsidiaries or any entity controlled by Mattel. On June 27, 2002, the board of directors of Softkey Software Products Inc. accelerated the automatic redemption date of the outstanding exchangeable shares. Concurrently, Mattel exercised its right to acquire these exchangeable shares on the automatic redemption date. On January 7, 2003, Mattel acquired all exchangeable shares not previously exchanged by issuing 312.8 thousand shares of Mattel common stock.

During 2002, 2001 and 2000, 674.3 thousand, 622.5 thousand and 1.6 million exchangeable shares, respectively, were exchanged by the holders into common stock at the rate of 1.2 common shares per exchangeable share.

Stock Warrants

In 2000, Mattel issued Warner Bros. Consumer Products a stock warrant to purchase 3.0 million shares of Mattel’s common stock at an exercise price of $10.875 per share. On April 2, 2002, Mattel issued 1.4 million common shares to Warner Bros. Consumer Products as a result of a cashless exercise. Mattel has no further obligation to issue shares under this warrant. In 1996, Mattel issued Disney Enterprises, Inc. a warrant to purchase 3.0 million shares of Mattel’s common stock at an exercise price of $27.375 per share. This warrant expired unexercised on October 2, 2002.

The fair value of both of these warrants is amortized as a component of royalty expense when the related properties are introduced over the period the related revenues are recognized. During 2002, 2001 and 2000, $3.3 million, $8.0 million and $10.4 million, respectively, was recognized in the results of operations related to these warrants.

Common Stock Repurchase Plan

Mattel’s common stock repurchase plan, initiated in May 1990, provides for the repurchase of common shares to fund Mattel’s stock option plans. The number of shares to be repurchased is authorized on an annual basis by the board of directors based upon anticipated reissuance needs. No shares were repurchased in 2002, 2001 and 2000 under this plan.

Dividends

As part of its financial realignment plan, Mattel announced during the third quarter of 2000 a change in its dividend policy consisting of a reduction in the annual cash dividend from $0.36 per share to $0.05 per share. In 2002 and 2001, a $0.05 per share dividend was declared by the board of directors in November and paid in December. During 2000, dividends totaling $0.27 per share were declared and paid. The payment of dividends on common stock is at the discretion of Mattel’s board of directors and is subject to customary limitations.

Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss), net of tax, are as follows (in thousands):

	For the Year Ended
	2002	2001	2000
Income from continuing operations	$455,042	$310,920	$170,177
Gain (loss) from discontinued operations	27,253	—	(601,146)
Cumulative effect of change in accounting principles	(252,194)	(12,001)	—

Net income (loss)	230,101	298,919	(430,969)
Currency translation adjustments	13,017	(14,596)	(50,485)
Minimum pension liability adjustments	(48,021)	(2,518)	(1,782)
Net unrealized gain (loss) on derivative instruments:
Unrealized holding gains (losses)	(42,714)	13,997	—
Less: reclassification adjustment for realized (gains) losses included in net income (loss)	16,560	(10,459)	—

	(26,154)	3,538	—

Net unrealized gain (loss) on securities:
Unrealized holding gains (losses)	28,309	(186)	(25,118)
Less: reclassification adjustment for realized losses included in net income (loss)	—	12,001	10,995

	28,309	11,815	(14,123)

Comprehensive income (loss)	$197,252	$297,158	$(497,359)

The components of accumulated other comprehensive loss are as follows (in thousands):

	As of Year End
	2002	2001
Currency translation adjustments	$(294,019)	$(307,036)
Minimum pension liability adjustments	(52,321)	(4,300)
Net unrealized gain on securities	28,309	—
Net unrealized gain (loss) on derivative instruments	(22,616)	3,538

	$(340,647)	$(307,798)

Note 7—Stock Compensation Plans

Mattel Stock Option Plans

Under various plans, Mattel has the ability to grant incentive stock options, nonqualified stock options, stock appreciation rights, nonvested stock awards, and shares of common stock to officers, key employees, and other persons providing services to Mattel. In addition, nonqualified stock options are granted to members of Mattel’s board of directors who are not employees of Mattel. Generally, options are exercisable contingent upon the grantees’ continued employment with Mattel. Nonqualified stock options are granted at not less than 100% of the fair market value of Mattel’s common stock on the date of grant. Options granted to employees at market price usually expire within ten years from the date of grant and vest on a schedule determined by the Compensation/Options Committee of the board of directors, generally semi-annually over three years. Options granted to employees at above market price expire five or ten years from the date of grant and vest based on whether the exercise price is achieved by a specified date. Options granted to non-employee members of the board of directors usually expire within ten years from the date of grant and vest annually over four years. Mattel’s current stock option plans, the 1996 and 1999 plans, expire on December 31, 2005 and 2009, respectively. All outstanding awards under plans that previously expired continue to be exercisable under the terms of their respective grant agreements. The aggregate number of shares of common stock available for grant under the 1996 and 1999 plans cannot exceed 50.0 million and 12.8 million shares, respectively.

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock option plans during the year (options in thousands):

	2002		2001		2000
	Number	Price	Number	Price	Number	Price
Outstanding at January 1	52,473	$24.82	54,313	$25.70	49,152	$30.51
Options granted	7,131	20.02	5,651	15.05	17,900	11.01
Options exercised	(4,019)	13.57	(2,650)	12.33	(1,064)	10.79
Options canceled	(15,189)	42.16	(4,841)	30.23	(11,675)	24.40

Outstanding at December 31	40,396	$18.65	52,473	$24.82	54,313	$25.70

Exercisable at December 31	28,426	$19.21	38,958	$27.38	35,017	$29.41

Available for grant at December 31	15,292		21,775		16,277

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for Mattel stock options outstanding as of year end 2002 (options in thousands):

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number	Remaining Life	Price	Number	Price
$ 8.41 – $ 9.69	26	4.3	$9.56	24	$9.54
10.16 – 10.38	5,243	6.8	10.37	4,100	10.37
10.50 – 11.88	5,994	7.2	11.46	5,115	11.51
12.00 – 14.86	7,923	6.8	14.31	5,219	14.07
15.50 – 19.43	1,813	5.2	16.57	1,355	16.14
20.04 – 22.50	9,621	8.1	20.74	2,859	21.91
24.00 – 25.75	6,568	3.2	25.31	6,564	25.31
26.13 – 39.69	1,017	3.0	28.38	999	28.41
40.75 – 42.00	2,191	4.4	41.98	2,191	41.98

$ 8.41 – $42.00	40,396	6.3	18.65	28,426	19.21

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

The following is a summary of stock option information and weighted average exercise prices for Learning Company’s stock option plans during the year (options in thousands):

	2002		2001		2000
	Number	Price	Number	Price	Number	Price
Outstanding at January 1	125	$7.56	2,674	$17.07	10,680	$16.19
Options exercised	(34)	14.41	(1,565)	13.33	(1,372)	9.99
Options canceled	(3)	14.74	(984)	24.23	(6,634)	17.13

Outstanding at December 31	88	$4.68	125	$7.56	2,674	$17.07

Exercisable at December 31	88	$4.68	125	$7.56	2,674	$17.07

Available for grant at December 31	—		—		—

The exercise price for Learning Company stock options outstanding as of year end 2002 ranges from $4.54 per share to $16.15 per share, with a weighted average of $4.68 per share.

Nonvested Stock

Mattel awarded 685.5 thousand deferrable nonvested stock units to its chief executive officer pursuant to the terms of his employment contract. These units vest at a rate of 25% annually in 2000, 2001, and 2002, with the remaining units vesting in 2008. The aggregate fair market value of the nonvested stock units is being amortized to compensation expense over the vesting period. The amount charged to operating expense related to the vesting of these units was $0.3 million, $1.6 million and $4.5 million in 2002, 2001 and 2000, respectively.

Note 8—Financial Instruments

Marketable Securities

Marketable securities totaling $71.0 million are stated at fair market value based on quoted market prices. These securities are classified as securities available-for-sale and are included in other assets in the consolidated balance sheet as of December 31, 2002. Unrealized gains of $28.3 million, net of tax, have been deferred in accumulated other comprehensive income (loss) for 2002 related to these securities, which have a cost basis of $26.0 million.

Upon the adoption of SFAS No. 133 on January 1, 2001, Mattel recorded a one-time transition adjustment of $12.0 million, net of tax, (or $0.03 per share) as the cumulative effect of change in accounting principles related to unrealized holding losses that had been previously deferred in accumulated other comprehensive income (loss) on marketable securities received by Mattel as part of the sale of CyberPatrol.

Mattel entered into a derivative transaction designed to limit the impact of market fluctuations in the fair value of the securities received as part of the sale of CyberPatrol on its results of operations. During the first quarter of 2001, Mattel recorded a pre-tax loss of $5.5 million in other non-operating expense, net related to the decrease in fair value of the derivative. In the second quarter of 2001, these securities were tendered for debt repayment under the derivative agreement at fair market value, at no gain or loss to Mattel.

Foreign Exchange Risk Management

Exchange rate fluctuations may impact Mattel’s results of operations and cash flow. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause exchange rate exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure using foreign currency forward exchange and option contracts. These contracts primarily hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. Inventory purchase exposure in Mexico is partially offset by Mexico’s cash position that is held in US dollars. Excluding the US dollar denominated intercompany balances in Mexico, the majority of all other intercompany receivables and payables denominated in foreign currencies are hedged or are short-term balances with minimal currency exposure. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings. Mattel does not trade in derivative financial instruments for speculative purposes.

Transaction gains and losses included in the consolidated statements of operations are as follows (in thousands):

	For the Year
	2002	2001	2000
Cost of sales	$(24,697)	$(30,939)	$(12,552)
Other non-operating expense, net	(10,539)	8,836	(2,979)

Net transaction (gain)	$(35,236)	$(22,103)	$(15,531)

Mattel’s financial position is also impacted by exchange rate fluctuations on its net investment in foreign subsidiaries. Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as component of accumulated other comprehensive income (loss) within stockholders’ equity. Mattel’s primary currency exposures are on its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah. For 2002, currency translation adjustments resulted in a net gain of $13.0 million, with gains from the strengthening of the Euro, British pound sterling and Indonesian rupiah against the US dollar being partially offset by losses from the weakening of the Mexican peso against the US dollar. For 2001, currency translation adjustments resulted in a net loss of $14.6 million, primarily due to losses from the weakening of the British pound sterling and Euro-legacy currencies against the US dollar, partially offset by gains from the strengthening of the Mexican peso against the US dollar. For 2000, currency translation adjustments resulted in a net loss of $50.5 million, primarily due to losses from the weakening of the British pound sterling, Indonesian rupiah and Euro-legacy currencies against the US dollar.

Mattel entered into a cross currency interest rate swap to convert the interest and principal amounts from Euros to US dollars on its 200 million Euro Notes due 2002. The debt and related interest payable were marked-to-market as of each balance sheet date with the change in fair value of the derivative recorded in accumulated other comprehensive income (loss) within stockholders’ equity until the loan and related interest was repaid at maturity in 2002.

Mattel uses fair value derivatives to hedge intercompany loans and management fees denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts. Changes in fair value of these derivatives were not significant to the results of operations during any year.

As a result of adopting SFAS No. 133, Mattel recorded a one-time transition adjustment of $2.1 million in accumulated other comprehensive income (loss) related to unrealized gains on derivative instruments during 2001. During 2002 and 2001, the ineffectiveness related to cash flow hedges was not significant. The net loss reclassified from accumulated other comprehensive income (loss) to Mattel’s results of operations was $16.6 million during 2002, while the net gain reclassified during 2001 was $10.5 million. As of year end 2002, $26.2 million of net unrealized losses related to derivative instruments have been recorded in accumulated other comprehensive income (loss). Mattel expects to reclassify these unrealized losses from accumulated other comprehensive income (loss) to its results of operations over the life of the contracts, generally 18 months or less.

As of year end, Mattel held the following foreign exchange risk management contracts (in millions):

	2002		2001
	Notional Amount	Exposure Hedged	Notional Amount	Exposure Hedged
Foreign exchange forwards	$1,113.0	$1,113.0	$715.2	$715.2
Cross-currency swaps	—	—	190.7	190.7

	$1,113.0	$1,113.0	$905.9	$905.9

Fair Value of Financial Instruments

Mattel’s financial instruments included cash, cash equivalents, marketable securities, investments, accounts receivable and payable, short-term borrowings, long-term debt, and foreign currency contracts as of year end 2002 and 2001.

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

	2002		2001
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt	$822.4	$878.8	$1,231.0	$1,206.5
Risk management contracts:
Foreign exchange forwards	1,113.0	1,147.8	715.2	708.8

	$1,935.4	$2,026.6	$1,946.2	$1,915.3

Credit Concentrations

Credit is granted to customers on an unsecured basis. Sales to Mattel’s three largest customers accounted for 50% of consolidated net sales for each of the years ended 2002, 2001 and 2000. Sales to Mattel’s three largest customers are as follows (in billions):

	For the Year Ended
	2002	2001	2000
Wal-Mart	$1.1	$1.0	$0.9
Toys “R” Us	0.9	0.9	1.0
Target	0.5	0.4	0.4

Note 9—Commitments and Contingencies

Leases

Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2002 (in thousands):

	Capitalized Leases		Operating Leases
2003	$300		$46,000
2004	300		46,000
2005	300		41,000
2006	300		35,000
2007	300		30,000
Thereafter	8,300		154,000

	$9,800	(a)	$352,000

(a)	Includes $7.6 million of imputed interest.

Rental expense under operating leases amounted to $65.1 million, $60.9 million and $60.8 million for 2002, 2001 and 2000, respectively, net of sublease income of $0.8 million, $0.9 million and $0.7 million in 2002, 2001 and 2000, respectively.

Commitments

In the normal course of business, Mattel enters into contractual arrangements to obtain and protect Mattel’s right to create and market certain products, and for future purchases of goods and services to ensure availability and timely delivery. Such arrangements include royalty payments pursuant to licensing agreements and commitments for future inventory purchases. Certain of these commitments routinely contain provisions for guaranteed or minimum expenditures during the terms of the contracts. Current and future commitments for guaranteed payments reflect Mattel’s focus on expanding its product lines through alliances with businesses in other industries.

Licensing and related agreements provide for terms extending from 2003 through 2010 and contain provisions for future minimum payments as shown in the following table (in thousands):

Minimum Payments
2003	$80,000
2004	85,000
2005	78,000
2006	25,000
2007	27,000
Thereafter	74,000

$369,000

The largest commitment involves Mattel’s agreement with Disney Enterprises, Inc., which expires in December 2004. This licensing agreement, which contains annual minimum royalty guarantees, permits Mattel to produce toys based on classic Disney characters such as Mickey Mouse, Winnie the Pooh and the Disney Princesses, as well as any new infant and preschool toys based on film and television properties created by Disney.

Royalty expense for 2002, 2001 and 2000 was $209.8 million, $220.3 million and $258.8 million, respectively.

As of year end 2002, Mattel had outstanding commitments for 2003 and 2004 purchases of inventory totaling approximately $103 million.

Insurance

Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, and general, product and automobile liability risks. Far West insures the first $0.5 million of Mattel’s workers’ compensation, and general and automobile liability risks and the first $1.0 million of product liability risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2002 and 2001 was $24.1 million and $22.7 million, respectively, and is included in the consolidated balance sheets. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred using a study prepared by an independent actuary.

Litigation

    Litigation Related to Learning Company

Following Mattel’s announcement in October 1999 of the expected results of its Learning Company division for the third quarter of 1999, various Mattel stockholders filed purported class action complaints naming Mattel and certain of its present and former officers and directors as defendants. The complaints generally alleged, among other things, that the defendants made false or misleading statements, in the joint proxy statement for the merger of Mattel and Learning Company and elsewhere, that induced Mattel’s shareholders to vote to approve the merger and artificially inflated the price of Mattel’s common stock.

These shareholder complaints were consolidated into two lead cases: Thurber v. Mattel, Inc., et al. (containing claims under §10(b) of the 1934 Securities Exchange Act (“Act”)) and Dusek v. Mattel, Inc., et al. (containing claims under §14(a) of the Act). Both of these federal lawsuits are pending in the United States District Court for the Central District of California. In November 2002, the Court permitted the actions to proceed as class actions.

Several stockholders filed derivative complaints purportedly on behalf of and for the benefit of Mattel, alleging, among other things, that Mattel’s directors breached their fiduciary duties, wasted corporate assets, and grossly mismanaged Mattel in connection with Mattel’s acquisition of Learning Company and its approval of severance packages to certain former executives. Some of the derivative suits were consolidated into one lawsuit filed in Los Angeles Superior Court in California, which was dismissed for failure to make pre-suit demand on the board of directors, and is currently on appeal. Another derivative suit was filed in the Court of Chancery in Delaware, and was dismissed without prejudice in August 2002. A third derivative suit, filed in federal court in the Central District of California, was dismissed in July 2002, and re-filed in November 2002 as part of the settlement described below.

In November 2002, with a court-appointed mediator acting as a neutral facilitator, the parties negotiated and thereafter memorialized an agreement in principle to resolve all of the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. Under the terms of the settlement, Mattel and its directors and officers liability insurers have deposited the settlement funds into an escrow account pending completion of a final written settlement agreement and court approval of the settlement. The settlement is conditioned upon court approval of the terms of the settlement, entry of final judgments dismissing the federal lawsuits, and dismissal or withdrawal of the appeal in the California state court derivative action.

At the time of the lawsuits, Mattel maintained directors and officers liability insurance with a maximum coverage of $120 million through several different carriers. One of those carriers, Reliance Insurance Company, had become insolvent, and was unable to meet its coverage obligation for its $20 million excess layer. As a result, Mattel contributed this $20 million layer to the settlement fund, and has made a claim against the California Insurance Guarantee Association (“CIGA”) to recoup the full $20 million of the Reliance layer. CIGA disputes that it has to pay this amount, and has taken the position that it has to pay only $0.5 million.

The total amount that Mattel expects to incur in connection with the Learning Company litigation is $25.4 million on a pre-tax basis, consisting of the uninsured portion of the settlement and legal and professional fees in excess of insurance coverage. Mattel recorded this amount in its results of operations in the fourth quarter of 2002 in other non-operating expense, net.

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

Following an initial hearing on October 25, 2002, the German lower court dismissed G&H’s action in its entirety on December 13, 2002, based on the expiration of the applicable statute of limitations and other procedural grounds. G&H’s counsel has subsequently indicated an intention to appeal these rulings. Mattel believes the action has no substantive merit and that the German lower court rightly decided the matter. If G&H does in fact appeal, Mattel intends to defend the lower court’s decision vigorously.

Environmental

    Fisher-Price

Fisher-Price has executed a consent order with the State of New York to implement a groundwater remediation system at one of its former manufacturing plants. The execution of the consent order was in response to the New York State Department of Environmental Conservation Record of Decision issued in March 2000. The Department approved a conceptual work plan in March 2001, with work scheduled to begin in 2001. However, in response to concerns expressed by a number of nearby residents, the Department has requested that Mattel postpone implementation of the groundwater remediation plan until after the installation of a public water line to those residents is completed. The ultimate liability associated with this cleanup presently is estimated to be approximately $1.8 million, approximately $1.3 million of which has been incurred through December 31, 2002.

    Beaverton, Oregon

Mattel previously operated a manufacturing facility on a leased property in Beaverton, Oregon that was acquired as part of the March 1997 merger with Tyco Toys, Inc. In March 1998, samples of groundwater used by the facility for process water and drinking water disclosed elevated levels of certain chemicals, including trichloroethylene. Mattel immediately closed the water supply and self-reported the sample results to the Oregon Department of Environmental Quality and the Oregon Health Division. Mattel also implemented a community outreach program to employees, former employees and surrounding landowners.

Mattel has recorded pre-tax charges totaling $19.0 million related to this property, of which approximately $4 million has been incurred through December 31, 2002, largely related to attorney fees, consulting work and an employee medical screening program. In January 2003, Mattel entered into a settlement with the Oregon Department of Environmental Quality resolving all cleanup liability in return for a contribution of $0.4 million to the cleanup, which is being performed by the company that caused the contamination. The remaining liability of approximately $15 million as of year end 2002 represents estimated amounts to be incurred for environmental remediation, including the $0.4 million cleanup liability, employee medical screening, project management, legal and other costs related to the Beaverton property.

General

Mattel is also involved in various other litigation and legal matters, including claims related to intellectual property, product liability and labor, which Mattel is addressing or defending in the ordinary course of business. Management believes that any liability that may potentially result upon resolution of such matters will not have a material adverse effect on Mattel’s business, financial condition or results of operations.

Note 10—Restructuring and Other Charges

Financial Realignment Plan

During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling and administrative expenses; operating income; and cash flow. The plan will require a total pre-tax charge estimated at $250 million, or $170 million, after-tax, of which approximately $120 million represents cash expenditures and $50 million represents non-cash writedowns. Through December 31, 2002, Mattel has recorded pre-tax charges totaling $223.7 million, or approximately $151 million, after-tax, related to this plan. Of the total charge, $125.2 million (approximately $84 million after-tax) was recorded in 2000, $50.2 million (approximately $35 million after-tax) was recorded in 2001, and $48.3 million (approximately $32 million after-tax) was recorded in 2002. Management expects that the remaining pre-tax implementation costs of $26.3 million will be recorded in 2003.

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

In April 2001, as part of the financial realignment plan, Mattel announced the closure of its Murray, Kentucky, manufacturing and distribution facilities (the “North American Strategy”). Production from this facility has been consolidated into other Mattel-owned and operated facilities in North America. Manufacturing ceased at the Murray location at the end of May 2002.

In 2000, Mattel recorded a $22.9 million pre-tax restructuring charge as part of the initial phase of the financial realignment plan. This charge, combined with a $7.0 million adjustment to the 1999 restructuring plan, resulted in $15.9 million of net pre-tax restructuring and other charges in 2000. The $22.9 million charge related to the elimination of positions at headquarters locations in El Segundo, Fisher-Price and Pleasant Company, closure of certain international offices, and consolidation of facilities. During 2001, Mattel recorded a $15.7 million pre-tax restructuring charge as part of the financial realignment plan, largely related to implementation of the North American Strategy. In 2002, Mattel recorded an additional $24.6 million pre-tax restructuring charge as part of the financial realignment plan, principally related to further elimination of positions at headquarters locations in El Segundo, Fisher-Price and Pleasant Company, the North American Strategy, and consolidation of international facilities. From inception through December 31, 2002, a total of

$43.3 million has been incurred related to the termination of 2,350 employees, of which 1,370 were terminated during 2002. Of the 2,350 employee terminations, approximately 1,300 related to the North American Strategy.

The components of the restructuring charges are as follows (in millions):

	Severance and Other Compensation	Asset Writedowns	Lease Termination Costs	Other	Total Restructuring Charge
2000 charges	$18.5	$2.2	$1.0	$1.2	$22.9
Amounts incurred	(2.8)	(2.2)	—	(0.4)	(5.4)

Balance at Dec. 31, 2000	15.7	—	1.0	0.8	17.5
2001 charges	9.3	0.7	1.5	4.2	15.7
Amounts incurred	(16.2)	(0.7)	(0.6)	(4.0)	(21.5)

Balance at Dec. 31, 2001	8.8	—	1.9	1.0	11.7
2002 charges	19.4	—	1.2	4.0	24.6
Amounts incurred	(24.3)	—	(1.8)	(4.4)	(30.5)

Balance at Dec. 31, 2002	$3.9	$—	$1.3	$0.6	$5.8

In February 2003, as part of its financial realignment plan, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes in 2003. The creation of the Mattel Brands segment will result in the streamlining and consolidating of redundant activities that supported the US Girls and US Boys-Entertainment businesses. Costs associated with this reorganization include elimination of approximately 5% of executive level positions, including the position of president of the Girls division.

Note 11—Segment Information

The tables below present information about revenues, income and assets by segment. Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment is further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. The US Girls segment includes products such as Barbie®, Polly Pocket!®, Diva Starz™, What’s Her Face!™, ello™, and American Girl®. The US Boys-Entertainment segment includes Hot Wheels®, Matchbox® and Tyco® Radio Control vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, and games and puzzles (collectively “Entertainment”) products. The US Infant & Preschool segment includes Fisher-Price®, Power Wheels®, Sesame Street®, Disney preschool and plush, Winnie the Pooh, Blue’s Clues™, Rescue Heroes™, Barney™, Dora the Explorer™, and other preschool products. The International segment sells products in all toy categories. Segment revenues do not include sales adjustments such as trade discounts and other allowances. Such adjustments are, however, included in the determination of segment income from operations. Segment income from operations represents operating income from continuing operations, while consolidated income from operations represents income from continuing operations before income taxes as reported in the consolidated statements of operations. The corporate and other category includes costs not allocated to individual segments, including charges related to the financial realignment plan, incentive compensation and corporate headquarters functions managed on a worldwide basis. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

Effective January 1, 2002, Mattel ceased amortization of its goodwill in accordance with SFAS No. 142. To maintain a consistent basis for measurement of segment performance and to facilitate a comparison of current year segment results to that of the prior year, management revised its previously reported segment information to correspond to the earnings measurements by which management evaluated the business segments during 2002. Accordingly, segment income for 2001 and 2000 has been restated to exclude goodwill amortization of $46.1 million and $46.6 million, respectively.

	For the Year
	2002	2001	2000
	(In thousands)
Revenues
Domestic:
US Girls	$1,380,208	$1,402,549	$1,457,444
US Boys-Entertainment	766,073	768,005	753,149
US Infant & Preschool	1,282,221	1,234,169	1,232,992
Other	16,550	8,878	6,484

Total Domestic	3,445,052	3,413,601	3,450,069
International	1,897,427	1,690,513	1,531,590

	5,342,479	5,104,114	4,981,659
Sales adjustments	(457,139)	(416,190)	(416,170)

Net sales from continuing operations	$4,885,340	$4,687,924	$4,565,489

Segment Income
Domestic:
US Girls	$389,788	$372,491	$378,441
US Boys-Entertainment	110,004	82,132	59,603
US Infant & Preschool	187,009	157,030	153,123

Total Domestic	686,801	611,653	591,167
International	304,989	198,242	153,639

	991,790	809,895	744,806
Goodwill amortization	—	46,121	46,561
Corporate and other expense (a)	258,249	184,454	327,621

Operating income	733,541	579,320	370,624
Interest expense	113,897	155,132	152,979
Interest (income)	(17,724)	(15,481)	(11,005)
Non-operating expense, net	15,871	9,659	3,226

Income from continuing operations before income taxes	$621,497	$430,010	$225,424

(a)	Corporate and other increased in 2002 compared to 2001, largely due to higher incentive compensation expense and a $25.4 million charge resulting from the settlement of shareholder litigation related to the 1999 acquisition of Learning Company. Corporate and other decreased in 2001 compared to 2000, primarily due to lower financial realignment plan charges in 2001 and a $53.1 million charge in 2000 related to the departure of certain senior executives.

	For the Year
	2002	2001	2000
	(In thousands)
Depreciation/Amortization
Domestic:
US Girls	$42,238	$43,683	$50,488
US Boys-Entertainment	33,505	36,742	42,379
US Infant & Preschool	28,054	29,919	30,691

Total Domestic	103,797	110,344	123,558
International	44,004	51,111	47,150

	147,801	161,455	170,708
Goodwill amortization	—	46,121	46,561
Corporate and other	44,127	54,932	39,120

Depreciation and amortization from continuing operations	$191,928	$262,508	$256,389

	As of Year End
	2002	2001	2000
	(In thousands)
Assets
Domestic:
US Girls (a)	$176,666	$217,275
US Boys-Entertainment (a)	82,526	129,440

	259,192	346,715	$395,167
US Infant & Preschool	181,077	256,466	257,393

Total Domestic	440,269	603,181	652,560
International	331,948	483,126	542,887

	772,217	1,086,307	1,195,447
Corporate and other	57,198	67,026	88,744

Accounts receivable and inventories from continuing operations	$829,415	$1,153,333	$1,284,191

(a)	Asset information was not maintained by individual segment in 2000.

Mattel sells a broad variety of toy products, which are grouped into three major categories: Girls, Boys-Entertainment and Infant & Preschool. The table below presents worldwide revenues by category:

	For the Year
	2002	2001	2000
	(In thousands)
Girls	$2,314,673	$2,193,174	$2,130,174
Boys-Entertainment	1,299,609	1,269,142	1,195,811
Infant & Preschool	1,701,210	1,621,292	1,636,278
Other	26,987	20,506	19,396

	5,342,479	5,104,114	4,981,659
Sales adjustments	(457,139)	(416,190)	(416,170)

Net sales from continuing operations	$4,885,340	$4,687,924	$4,565,489

The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include net property, plant and equipment, and goodwill.

	For the Year
	2002	2001	2000
	(In thousands)
Revenues
United States	$3,445,052	$3,413,601	$3,450,069
International:
Europe	1,126,177	933,450	840,856
Latin America	461,727	473,893	408,003
Canada	171,362	163,421	153,710
Asia Pacific	138,161	119,749	129,021

Total International	1,897,427	1,690,513	1,531,590

	5,342,479	5,104,114	4,981,659
Sales adjustments	(457,139)	(416,190)	(416,170)

Net sales from continuing operations	$4,885,340	$4,687,924	$4,565,489

	As of Year End
	2002	2001	2000
	(In thousands)
Long-Lived Assets
United States (a)	$934,854	$1,406,467	$1,455,779
International	622,688	576,809	579,371

Consolidated total	$1,557,542	$1,983,276	$2,035,150

(a)	Decrease in 2002 compared to prior years is due to a one-time pre-tax transition adjustment of $400.0 million resulting from the transitional impairment test of the Pleasant Company reporting unit goodwill as a result of implementing SFAS No. 142.

In February 2003, Mattel announced the consolidation of its US Girls and US Boys/Entertainment segments into one segment, renamed Mattel Brands. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes in 2003. Segment disclosure for prior years will be revised in 2003 to reflect these changes.

Note 12—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2002
Net sales	$741,984	$804,444	$1,669,424	$1,669,488
Gross profit	331,894	354,358	840,400	834,335
Advertising and promotion expenses	82,671	82,858	186,980	199,993
Other selling and administrative expenses (a)	213,719	221,168	286,359	329,098
Restructuring and other charges	14,800	6,900	—	2,900
Operating income	20,704	43,432	367,061	302,344
Income (loss) from continuing operations before income taxes	(6,468)	25,649	347,168	255,148
Income (loss) from continuing operations	(3,951)	19,578	253,321	186,094
Gain from discontinued operations, net of tax (b)	—	—	27,253	—
Cumulative effect of change in accounting principles, net of tax	(252,194)	—	—	—
Net income (loss)	(256,145)	19,578	280,574	186,094
Income (loss) per common share—Basic:
Income (loss) from continuing operations	$(0.01)	$0.04	$0.58	$0.43
Gain from discontinued operations (b)	—	—	0.06	—
Cumulative effect of change in accounting principles	(0.58)	—	—	—
Net income (loss)	$(0.59)	$0.04	$0.64	$0.43
Weighted average number of common shares	432,640	436,134	436,959	437,354
Income (loss) per common share—Diluted:
Income (loss) from continuing operations	$(0.01)	$0.04	$0.57	$0.42
Gain from discontinued operations (b)	—	—	0.06	—
Cumulative effect of change in accounting principles	(0.58)	—	—	—
Net income (loss)	$(0.59)	$0.04	$0.63	$0.42
Weighted average number of common and common equivalent shares	432,640	442,163	442,151	442,235
Dividends declared per common share	$—	$—	$—	$0.05
Common stock market price:
High	$21.05	$22.20	$20.95	$20.70
Low	16.80	19.71	17.36	15.75

(a)	Certain financial information has been reclassified to conform to the current year’s presentation.
(b)	As more fully described in Note 14 to the Consolidated Financial Statements, the Consumer Software segment, which was comprised primarily of Learning Company, was reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements were reclassified to segregate the net investment in, and the liabilities and operating results of, the Consumer Software segment.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2001 (a)
Net sales	$715,166	$836,280	$1,575,246	$1,561,232
Gross profit	309,989	360,470	735,305	743,170
Advertising and promotion expenses	79,663	84,927	174,911	204,053
Other selling and administrative expenses	207,801	221,135	237,173	298,130
Restructuring and other charges	—	13,000	—	2,700
Operating income	10,970	29,936	311,748	226,666
Income (loss) from continuing operations before income taxes	(29,230)	(6,792)	275,591	190,441
Income (loss) from continuing operations	(22,038)	(4,855)	199,835	137,978
Cumulative effect of change in accounting principles, net of tax	(12,001)	—	—	—
Net income (loss)	(34,039)	(4,855)	199,835	137,978
Income (loss) per common share—Basic:
Income (loss) from continuing operations	$(0.05)	$(0.01)	$0.46	$0.32
Cumulative effect of change in accounting principles	(0.03)	—	—	—
Net income (loss)	$(0.08)	$(0.01)	$0.46	$0.32
Weighted average number of common shares	429,936	430,909	431,250	431,813
Income (loss) per common share—Diluted:
Income (loss) from continuing operations	$(0.05)	$(0.01)	$0.46	$0.31
Cumulative effect of change in accounting principles	(0.03)	—	—	—
Net income (loss)	$(0.08)	$(0.01)	$0.46	$0.31
Weighted average number of common and common equivalent shares	429,936	430,909	436,316	437,505
Dividends declared per common share	$—	$—	$—	$0.05
Common stock market price:
High	$18.80	$18.92	$18.97	$19.75
Low	13.70	15.44	15.19	15.24

(a)	Certain financial information has been reclassified to conform to the current year’s presentation.

Note 13—Supplemental Financial Information

	As of Year End
	2002	2001
	(In thousands)
Inventories include the following:
Raw materials and work in process	$34,324	$34,922
Finished goods	304,275	452,583

	$338,599	$487,505

Prepaid expenses and other current assets include the following:
Prepaid income taxes	$120,353	$97,482
Receivables collections deposits with banks	80,690	64,269
Other	91,468	130,164

	$292,511	$291,915

Other assets include the following:
Deferred income taxes	$513,153	$464,689
Other	254,785	267,192

	$767,938	$731,881

Accrued liabilities include the following:
Receivable collections due to bank	$183,486	$131,399
Incentive compensation	121,111	38,752
Royalties	118,791	109,724
Advertising and promotion	102,398	85,722
Other	416,126	378,402

	$941,912	$743,999

	For the Year
	2002	2001	2000
	(In thousands)
Other selling and administrative expenses include the following:
Research and development	$159,496	$175,629	$179,525
Bad debt expense	53,365	57,746	18,280

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$120,394	$157,926	$168,591
Income taxes	108,250	61,438	44,839
Noncash investing and financing activities:
Marketable securities tendered for debt repayment	$—	$10,144	$—
Liability for Pictionary® acquisition	—	8,419	—
Receipt of marketable securities from sale of business	—	—	42,167
Issuance of stock warrant	—	—	5,789

Note 14—Discontinued Operations

In May 1999, Mattel merged with Learning Company, with Mattel being the surviving corporation. This transaction was accounted for as a pooling of interests. On March 31, 2000, Mattel’s board of directors resolved to dispose of its Consumer Software segment, which was comprised primarily of Learning Company. As a result of this decision, the Consumer Software segment was reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements were reclassified to segregate the net investment in, and the liabilities and operating results of, the Consumer Software segment.

On October 18, 2000, Mattel disposed of Learning Company to an affiliate of Gores Technology Group in return for a contractual right to receive future consideration based on income generated from its business operations and/or the net proceeds derived by the new company upon the sale of its assets or other liquidation events, or 20% of its enterprise value at the end of five years.

In the fourth quarter of 2001, Mattel received proceeds totaling $10.0 million from Gores Technology Group as a result of liquidation events related to Gores Technology Group’s sale of the entertainment and education divisions of the former Learning Company. Mattel also incurred additional costs of approximately $10 million in 2001 related to the wind down of the Consumer Software segment. Accordingly, no income was recorded in the consolidated statement of operations for discontinued operations.

In the third quarter of 2002, Gores Technology Group completed the sale and liquidation of non-cash proceeds related to the sales of the education and productivity divisions of the former Learning Company. Mattel has a contractual right to share with Gores Technology Group in proceeds from the sale of the assets of the former Learning Company and other liquidation events. Mattel recognized a gain from discontinued operations of $27.3 million, net of taxes, in the consolidated statement of operations for the quarter ended September 30, 2002. Mattel collected the $43.3 million due from Gores Technology Group related to these events during the fourth quarter of 2002.

Summary financial information for the discontinued operations is as follows (in millions):

	For the Year (a)
	2002	2000
Net sales	$—	$337.9

Loss before income taxes	$—	$(179.6)
Benefit for income taxes	—	(53.0)

Net loss	—	(126.6)

Gain (loss) on disposal	43.3	(406.8)
Actual and estimated losses during phase-out period	—	(238.3)

	43.3	(645.1)
Provision (benefit) for income taxes	16.0	(170.6)

Net gain (loss) on disposal	27.3	(474.5)

Total gain (loss) from discontinued operations	$27.3	$(601.1)

(a)	No net gain or loss from discontinued operations was recorded in 2001.

Actual losses of the Consumer Software segment from the measurement date of March 31, 2000 as well as estimated losses through the date of disposal were recorded as part of the loss from discontinued operations for 2000.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information required under this Item relating to members of Mattel’s board of directors is incorporated by reference herein from its 2003 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002. The information with respect to the executive officers of Mattel appears under the heading “Executive Officers of the Registrant” in Part I herein.

Item 11.    Executive Compensation.

The information required under this Item is incorporated by reference herein from Mattel’s 2003 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required under this Item is incorporated by reference herein from Mattel’s 2003 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

Item 13.    Certain Relationships and Related Transactions.

The information required under this Item is incorporated by reference herein from Mattel’s 2003 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

Item 14.    Controls and Procedures.

Within 90 days prior to the filing date of this report, Mattel’s disclosure controls and procedures were evaluated. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective in timely alerting them to material information relating to Mattel required to be included in Mattel’s periodic reports.

During the fourth quarter of 2002, Mattel began a planned conversion to new and upgraded financial information technology systems for some of its subsidiaries based in the US. Mattel has evaluated the effect on its internal controls of this conversion and determined that such internal controls were not negatively impacted by the conversion.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

1.    Financial Statements

2.    Financial Statement Schedule for the years ended December 31, 2002, 2001 and 2000(1)

Schedule II—Valuation and Qualifying Accounts and Allowances

3.    Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

2.0

Agreement and Plan of Merger, dated as of December 13, 1998, between Mattel and The Learning Company, Inc. (incorporated by reference to Exhibit 2.1 to Mattel’s Current Report on Form 8-K dated December 15, 1998)

2.1

Sale and Purchase Agreement between Mattel and Alec E. Gores, Trustee of the Revocable Living Trust Agreement of Alec E. Gores, and GTG/Wizard, LLC (incorporated by reference to Exhibit 99.1 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

2.2

Sale and Purchase Agreement Amendment No. 1 between Mattel and Alec E. Gores, Trustee of the Revocable Living Trust Agreement of Alec E. Gores, and GTG/Wizard, LLC (incorporated by reference to Exhibit 2.2 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

2.3

Amendment No. 2 to the Sale and Purchase Agreement between Mattel and Alec E. Gores, Trustee of the Revocable Living Trust Agreement of Alec E. Gores, and GTG/Wizard, LLC (incorporated by reference to Exhibit 2.3 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

3.0	Restated Certificate of Incorporation of Mattel (File No. 001-05647) (incorporated by reference to Exhibit 3.0 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Mattel (incorporated by reference to Exhibit 3.1 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mattel (incorporated by reference to Exhibit B to Mattel’s Proxy Statement dated March 30, 1998)

3.3	Amended and Restated By-laws of Mattel (incorporated by reference to Exhibit 3.3 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock (incorporated by reference to Exhibit 4.0 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

(1)	All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

4.1

Indenture dated as of February 15, 1996 between Mattel and Chase Manhattan Bank and Trust Company, National Association, formerly Chemical Trust Company of California, as Trustee (incorporated by reference to Exhibit 4.1 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

(Mattel has not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of its total assets. Copies of such agreements will be provided to the Securities and Exchange Commission upon request.)

10.0

Amended and Restated Credit Agreement dated as of March 20, 2002 among Mattel, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.0 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.1

First Amended and Restated Receivables Purchase Agreement dated as of March 20, 2002 among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.2	*	Distribution Agreement dated November 12, 1997 among Mattel, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation

10.3

Master Agreement for the Transfer of Receivables dated 30th November, 2001 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V. as Depositor and Mattel France S.A. and Mattel GmbH as the Sellers (incorporated by reference to Exhibit 10.6 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.4

Amendment to Master Agreement for the Transfer of Receivables dated December 20, 2001 among Societe General Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A. and Mattel GmbH (incorporated by reference to Exhibit 10.7 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.5

Amendment to Master Agreement for the Transfer of Receivables dated July 1, 2002 among Societe Generale Bank Nederland, Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH (incorporated by reference to Exhibit 99.3 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

Executive Compensation Plans and Arrangements of Mattel

10.6

Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers (incorporated by reference to Exhibit 10.9 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.7

Executive Employment Agreement dated October 18, 2000 between Mattel and Robert A. Eckert (incorporated by reference to Exhibit 10.10 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.8	Loan Agreement dated May 18, 2000 between Mattel and Robert A. Eckert (incorporated by reference to Exhibit 99.3 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.9

Executive Employment Agreement dated January 31, 2000 between Mattel and Adrienne Fontanella (incorporated by reference to Exhibit 10.6 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.10

Amendment to Employment Agreement dated July 20, 2000 between Mattel and Adrienne Fontanella (incorporated by reference to Exhibit 10.19 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.11	Loan Agreement dated October 29, 1999 between Mattel and Adrienne Fontanella (incorporated by reference to Exhibit 10.7 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.12	Loan Agreement dated April 7, 2000 between Mattel and Adrienne Fontanella (incorporated by reference to Exhibit 99.0 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.13

Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Adrienne Fontanella dated February 10, 2000 (incorporated by reference to Exhibit 10.8 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.14

Executive Employment Agreement dated January 31, 2000 between Mattel and Matthew C. Bousquette (incorporated by reference to Exhibit 10.9 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.15

Amendment to Employment Agreement dated July 20, 2000 between Mattel and Matthew C. Bousquette (incorporated by reference to Exhibit 10.24 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.16	Loan Agreement dated October 29, 1999 between Mattel and Matthew C. Bousquette (incorporated by reference to Exhibit 10.10 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.17	Loan Agreement dated April 7, 2000 between Mattel and Matthew C. Bousquette (incorporated by reference to Exhibit 99.1 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.18

Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Matthew C. Bousquette dated February 10, 2000 (incorporated by reference to Exhibit 10.11 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.19

Executive Employment Agreement dated January 31, 2000 between Mattel and Neil B. Friedman (incorporated by reference to Exhibit 10.12 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.20

Amendment to Employment Agreement dated November 14, 2000 between Mattel and Neil B. Friedman (incorporated by reference to Exhibit 10.29 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.21	Loan Agreement dated October 29, 1999 between Mattel and Neil B. Friedman (incorporated by reference to Exhibit 10.13 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.22	Loan Agreement dated April 7, 2000 between Mattel and Neil B. Friedman (incorporated by reference to Exhibit 99.2 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.23

Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Neil B. Friedman dated February 10, 2000 (incorporated by reference to Exhibit 10.14 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.24

Amended and Restated Executive Employment Agreement dated March 28, 2000 between Mattel and Kevin M. Farr (incorporated by reference to Exhibit 10.33 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.25

Amendment to Employment Agreement and Stock Option Grant Agreements dated July 20, 2000 between Mattel and Kevin M. Farr (incorporated by reference to Exhibit 10.34 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.26	Loan Agreement dated as of February 3, 2000 between Mattel and Kevin M. Farr (incorporated by reference to Exhibit 10.35 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.27	Loan Agreement dated as of April 7, 2000 between Mattel and Kevin M. Farr (incorporated by reference to Exhibit 10.36 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.28

Amendment to Employment Agreement dated March 6, 2002 between Mattel and Kevin M. Farr (incorporated by reference to Exhibit 10.30 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.29	2002 Mattel Incentive Plan (incorporated by reference to Appendix A to Mattel’s Proxy Statement dated April 10, 2002)

10.30	Amended and Restated Mattel Long-Term Incentive Plan (incorporated by reference to Appendix A to Mattel’s Proxy Statement dated April 26, 1999)

10.31	Amendment No. 1 to Amended and Restated Mattel Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.32	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.33

Amendment No. 1 to Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.43 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.34

Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan as of May 1, 1996 (incorporated by reference to Exhibit 10.37 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.35

Amendment No. 1 to Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.36	Mattel, Inc. Deferred Compensation and PIP Excess Plan (incorporated by reference to Exhibit 4.1 to Mattel’s Registration Statement on Form S-8 dated May 31, 2002)

10.37	The Fisher-Price, Inc. Pension Plan (1994 Restatement) (incorporated by reference to Exhibit 10.41 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.38	Fifth Amendment to the Fisher-Price Pension Plan (incorporated by reference to Exhibit 10.49 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.39	Sixth Amendment to the Fisher-Price Pension Plan (incorporated by reference to Exhibit 10.43 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.40	The Fisher-Price Section 415 Excess Benefit Plan (incorporated by reference to Exhibit 10(n) to Fisher-Price’s Registration Statement on Form 10 dated June 28, 1991)

10.41	Mattel, Inc. Personal Investment Plan, October 1, 2001 Restatement (incorporated by reference to Exhibit 10.45 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.42

Pleasant Company Retirement Savings Plan and Trust Agreement, dated July 1, 1995 (incorporated by reference to Exhibit 10.19 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.43	Mattel, Inc. Amended and Restated 1990 Stock Option Plan (the “1990 Plan”) (incorporated by reference to Exhibit 10.49 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.44

Amendment No. 1 to the 1990 Plan (incorporated by reference to the information under the heading “Amendment to Mattel 1990 Stock Option Plan” on page F-1 of the Joint Proxy Statement/Prospectus of Mattel and Fisher-Price included in Mattel’s Registration Statement on Form S-4, Registration No. 33-50749)

10.45		Amendment No. 2 to the 1990 Plan (incorporated by reference to Exhibit 10.57 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.46		Amendment No. 3 to the 1990 Plan (incorporated by reference to Exhibit 10.34 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.47		Amendment No. 4 to the 1990 Plan (incorporated by reference to Exhibit 99.0 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.48		Form of First Amendment to Award Agreement under the 1990 Plan (incorporated by reference to Exhibit 10.60 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.49		Notice of Grant of Stock Options and Grant Agreement under the 1990 Plan (incorporated by reference to Exhibit 10.61 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.50		Grant Agreement for a Non-Qualified Stock Option under the 1990 Plan (incorporated by reference to Exhibit 10.62 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.51		Award Cancellation Agreement under the 1990 Plan (incorporated by reference to Exhibit 10.63 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.52		Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the “1996 Plan”) (incorporated by reference to Exhibit 10.58 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.53		Amendment to the 1996 Plan (incorporated by reference to Exhibit 4.2 to Mattel’s Registration Statement on Form S-8 dated March 26, 1999)

10.54		Amendment No. 2 to the 1996 Plan (incorporated by reference to Exhibit 10.42 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.55		Amendment No. 3 to the 1996 Plan (incorporated by reference to Exhibit 99.1 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.56		Amendment No. 4 to the 1996 Plan (incorporated by reference to Exhibit 10.68 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.57		Amendment No. 5 to the 1996 Plan (incorporated by reference to Exhibit 99.1 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.58		Amendment to the 1996 Plan (incorporated by reference to Exhibit 10.64 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.59		Amendment No. 6 to the 1996 Plan (incorporated by reference to Exhibit 99.0 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.60		Amendment No. 7 to the 1996 Plan (incorporated by reference to Exhibit 99.0 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.61	*	Form of Option Grant Agreement for Outside Directors (Initial Grant) under the 1996 Plan, as amended

10.62	*	Form of Option Grant Agreement for Outside Directors (Annual Grant) under the 1996 Plan, as amended

10.63	*	Form of Option Grant Agreement (Three Year Vesting) under the 1996 Plan, as amended

10.64	*	Form of Option Grant Agreement (Dutch National) under the 1996 Plan, as amended

10.65	*	Form of Option Grant Agreement (Netherlands Resident) under the 1996 Plan, as amended

10.66		Mattel, Inc. 1997 Premium Price Stock Option Plan (the “1997 Plan”) (incorporated by reference to Exhibit A to Mattel’s Proxy Statement dated March 30, 1998)

10.67		First Amendment to the 1997 Plan (incorporated by reference to Exhibit 10.0 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.68		Second Amendment to the 1997 Plan (incorporated by reference to Exhibit 10.26 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.69		Amendment No. 3 to the 1997 Plan (incorporated by reference to Exhibit 10.48 of Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.70		Amendment No. 4 to the 1997 Plan (incorporated by reference to Exhibit 10.75 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.71		Amendment No. 5 to the 1997 Plan (incorporated by reference to Exhibit 99.1 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.72

Form of Option and TLSAR Agreement under the 1997 Plan (25% Premium Grant), as amended (incorporated by reference to Exhibit 10.1 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.73

Form of Option and TLSAR Agreement under the 1997 Plan (33 1/3% Premium Grant), as amended (incorporated by reference to Exhibit 10.2 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.74		Mattel 1999 Stock Option Plan (the “1999 Plan”) (incorporated by reference to Exhibit 10.51 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.75		Amendment No. 1 to the 1999 Plan (incorporated by reference to Exhibit 99.2 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.76		Amendment No. 2 to the 1999 Plan (incorporated by reference to Exhibit 10.80 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.77		Amendment No. 3 to the 1999 Plan (incorporated by reference to Exhibit 99.2 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.78	*	Form of Option Grant Agreement (Three Year Vesting) under the 1999 Plan, as amended

10.79	*	Form of Option Grant Agreement (Dutch National) under the 1999 Plan, as amended

10.80	*	Form of Option Grant Agreement (Netherlands Resident) under the 1999 Plan, as amended

11.0*		Computation of Income per Common and Common Equivalent Share

12.0*		Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.0*		Subsidiaries of the Registrant

23.0*		Consent of PricewaterhouseCoopers LLP

24.0*		Power of Attorney (on page 92 of Form 10-K)

*	Filed herewith

(b)  Reports on Form 8-K

Mattel filed the following Current Reports on Form 8-K during the quarterly period ended December 31, 2002:

Date of Report	Items Reported	Financial Statements Filed
October 18, 2002	5,7	None
November 12, 2002	9	None
December 6, 2002	5,7	None

(c)  Exhibits Required by Item 601 of Regulation S-K

See Item (3) above

(d)  Financial Statement Schedule

See Item (2) above

Copies of this Annual Report on Form 10-K (including Exhibit 24.0), Exhibits 11.0, 12.0, 21.0 and 23.0 are available to stockholders of Mattel without charge. Copies of other exhibits can be obtained by stockholders of Mattel upon payment of twelve cents per page for such exhibits. Written requests should be sent to Secretary, Mattel, Inc., 333 Continental Boulevard, El Segundo, California 90245-5012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ KEVIN M. FARR
Kevin M. Farr Chief Financial Officer

Date:    As of March 24, 2003

POWER OF ATTORNEY

We, the undersigned directors and officers of Mattel, Inc. do hereby severally constitute and appoint Robert A. Eckert, Robert Normile, Christopher O’Brien, and John L. Vogelstein, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. ECKERT Robert A. Eckert	Chairman of the Board and Chief Executive Officer	March 24, 2003

/s/ KEVIN M. FARR Kevin M. Farr	Chief Financial Officer (principal financial officer)	March 24, 2003

/s/ DOUGLAS E. KERNER Douglas E. Kerner	Senior Vice President and Corporate Controller (principal accounting officer)	March 24, 2003

/s/ EUGENE P. BEARD Eugene P. Beard	Director	March 24, 2003

/s/ HAROLD BROWN Harold Brown	Director	March 24, 2003

Signature	Title	Date

Tully M. Friedman	Director	March 24, 2003

/s/ RONALD M. LOEB Ronald M. Loeb	Director	March 24, 2003

/s/ ANDREA L. RICH Andrea L. Rich	Director	March 24, 2003

/s/ WILLIAM D. ROLLNICK William D. Rollnick	Director	March 24, 2003

/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Director	March 24, 2003

/s/ G. CRAIG SULLIVAN G. Craig Sullivan	Director	March 24, 2003

/s/ JOHN L. VOGELSTEIN John L. Vogelstein	Director	March 24, 2003

/s/ KATHY BRITTAIN WHITE Kathy Brittain White	Director	March 24, 2003

/s/ RALPH V. WHITWORTH Ralph V. Whitworth	Director	March 24, 2003

CERTIFICATIONS

I, Robert A. Eckert, certify that:

1.    I have reviewed this annual report on Form 10-K of Mattel, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	As of March 24, 2003	By:
Robert A. Eckert Chairman and Chief Executive Officer (Principal executive officer)

CERTIFICATIONS—(Continued)

I, Kevin M. Farr, certify that:

1.    I have reviewed this annual report on Form 10-K of Mattel, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: As of March 24, 2003	By:
Kevin M. Farr Chief Financial Officer (Principal financial officer)

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

(In thousands)

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions		Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2002	$55,912	$53,365	(a)	$(86,026	)(b)	$23,251
Year Ended December 31, 2001	24,640	57,746	(a)	(26,474	)(c)	55,912
Year Ended December 31, 2000	29,520	18,280		(23,160	)(c)	24,640

Allowance for Inventory Obsolescence
Year Ended December 31, 2002	$63,116	$40,367		$(54,365	)(d)	$49,118
Year Ended December 31, 2001	58,559	40,813		(36,256	)(d)	63,116
Year Ended December 31, 2000	35,327	61,313		(38,081	)(d)	58,559

(a)	Increase in bad debt expense charged to the results of operations compared to prior years is primarily due to charges totaling $33.5 million in 2002 and $22.1 million in 2001 related to the Kmart bankruptcy and charges totaling $8.5 million in 2001 largely related to the bankruptcy declared by another US retailer.
(b)	Increase in net deductions compared to prior years is primarily due to the writeoff of Kmart receivables totaling $55.6 million during 2002.
(c)	Includes writeoffs, recoveries of previous writeoffs, and currency translation adjustments.
(d)	Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw materials, writedowns and currency translation adjustments.