Form 10-Q
period 2003-03-31
MATTEL INC /DE/
filed 2003-05-14
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of May 9, 2003.

439,698,956 shares

Mattel, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Mattel, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands)	March 31, 2003 (Unaudited)	March 31, 2002 (Unaudited)	Dec. 31, 2002

Assets
Current Assets
Cash and short-term investments	$768,368	$246,704	$1,267,038
Accounts receivable, net	530,992	658,397	490,816
Inventories	394,809	488,359	338,599
Prepaid expenses and other current assets	236,216	260,812	292,511

Total current assets	1,930,385	1,654,272	2,388,964

Property, Plant and Equipment
Land	33,210	33,425	33,197
Buildings	249,322	267,955	246,786
Machinery and equipment	630,234	612,704	623,901
Capitalized leases	23,271	23,271	23,271
Leasehold improvements	79,365	83,187	79,866

	1,015,402	1,020,542	1,007,021
Less: accumulated depreciation	564,844	563,408	546,636

	450,558	457,134	460,385
Tools, dies and molds, net	137,838	147,967	139,219

Property, plant and equipment, net	588,396	605,101	599,604

Other Noncurrent Assets
Goodwill	701,631	685,556	703,153
Other assets	766,485	886,533	767,938

Total Assets	$3,986,897	$3,831,462	$4,459,659

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)

(In thousands, except share data)	March 31, 2003 (Unaudited)	March 31, 2002 (Unaudited)	Dec. 31, 2002

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$17,095	$28,184	$25,190
Current portion of long-term debt	182,102	206,456	182,295
Accounts payable	215,342	194,039	296,307
Accrued liabilities	541,820	478,887	941,912
Income taxes payable	172,741	204,750	203,049

Total current liabilities	1,129,100	1,112,316	1,648,753

Long-Term Liabilities
Long-term debt	639,844	1,020,714	640,070
Other	196,001	169,879	192,124

Total long-term liabilities	835,845	1,190,593	832,194

Stockholders’ Equity
Special voting preferred stock representing the voting rights of 1.7 million and 1.1 million outstanding exchangeable shares at March 31, 2002 and December 31, 2002, respectively	—	—	—
Common stock $1.00 par value, 1.0 billion shares authorized; 439.3 million shares, 436.5 million shares and 437.2 million shares issued, respectively	439,277	436,540	437,229
Additional paid-in capital	1,566,693	1,612,686	1,541,242
Treasury stock at cost; 6.7 thousand shares, 3.6 million shares, and 6.7 thousand shares, respectively	(245)	(107,653)	(245)
Retained earnings (accumulated deficit)	373,976	(123,245)	341,133
Accumulated other comprehensive loss	(357,749)	(289,775)	(340,647)

Total stockholders’ equity	2,021,952	1,528,553	1,978,712

Total Liabilities and Stockholders’ Equity	$3,986,897	$3,831,462	$4,459,659

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended

(Unaudited; in thousands, except per share amounts)	March 31, 2003	March 31, 2002

Net Sales	$745,283	$741,984
Cost of sales	377,277	410,090

Gross Profit	368,006	331,894
Advertising and promotion expenses	83,806	82,671
Other selling and administrative expenses	222,870	213,719
Restructuring and other charges	8,700	14,800

Operating Income	52,630	20,704
Interest expense	17,427	29,607
Interest (income)	(6,400)	(3,873)
Other non-operating (income) expense, net	(3,048)	1,438

Income (Loss) Before Income Taxes	44,651	(6,468)
Provision (benefit) for income taxes	11,808	(2,517)

Income (Loss) Before Cumulative Effect of Change in Accounting Principles	32,843	(3,951)
Cumulative effect of change in accounting principles, net of tax	—	(252,194)

Net Income (Loss)	$32,843	$(256,145)

Income (Loss) Per Common Share – Basic
Income (loss) before cumulative effect of change in accounting principles	$0.07	$(0.01)
Cumulative effect of change in accounting principles	—	(0.58)

Net income (loss)	$0.07	$(0.59)

Weighted average number of common shares	438,265	432,640

Income (Loss) Per Common Share – Diluted
Income (loss) before cumulative effect of change in accounting principles	$0.07	$(0.01)
Cumulative effect of change in accounting principles	—	(0.58)

Net income (loss)	$0.07	$(0.59)

Weighted average number of common and common equivalent shares	443,934	432,640

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Three Months Ended

(Unaudited; in thousands)	March 31, 2003	March 31, 2002

Cash Flows From Operating Activities:
Net income (loss)	$32,843	$(256,145)
Add: cumulative effect of change in accounting principles, net of tax	—	252,194

Income (loss) before cumulative effect of change in accounting principles	32,843	(3,951)
Adjustments to reconcile net income (loss) to net cash flows used for operating activities:
Depreciation	43,326	46,805
Amortization	1,587	2,037
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(36,308)	37,140
Inventories	(52,250)	(3,213)
Prepaid expenses and other current assets	57,296	32,517
Accounts payable, accrued liabilities and income taxes payable	(539,801)	(458,847)
Deferred income taxes	4,027	(8,908)
Other, net	8,007	(2,168)

Net cash flows used for operating activities	(481,273)	(358,588)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(20,620)	(17,819)
Purchases of other property, plant and equipment	(11,626)	(9,132)
Proceeds from sale of other property, plant and equipment	513	856
Other, net	14	29

Net cash flows used for investing activities	(31,719)	(26,066)

Cash Flows From Financing Activities:
Short-term borrowings, net	(8,280)	(8,217)
Exercise of stock options	23,273	24,291
Other, net	(396)	(249)

Net cash flows from financing activities	14,597	15,825

Effect of Exchange Rate Changes on Cash	(275)	(1,071)

Decrease in Cash and Short-term Investments	(498,670)	(369,900)
Cash and Short-term Investments at Beginning of Period	1,267,038	616,604

Cash and Short-term Investments at End of Period	$768,368	$246,704

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

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2002 Annual Report on Form 10-K.

2.	Accounts receivable are shown net of allowances for doubtful accounts of $23.0 million (March 31, 2003), $36.8 million (March 31, 2002), and $23.3 million (December 31, 2002).

3.	Inventories include the following:

(In thousands)	March 31, 2003	March 31, 2002	Dec. 31, 2002

Raw materials and work in process	$43,447	$42,637	$34,324
Finished goods	351,362	445,722	304,275

	$394,809	$488,359	$338,599

4.

The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2003, is shown below.  Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

(In thousands)	Balance Dec. 31, 2002	Foreign Exchange	Balance March. 31, 2003

American Girl Brands	$207,571	$—	$207,571
Mattel Brands:
Girls	31,969	(511)	31,458
Boys-Entertainment	53,969	(40)	53,929
Fisher-Price Brands	215,931	(101)	215,830
International	193,713	(870)	192,843

	$703,153	$(1,522)	$701,631

Identifiable intangibles of $13.3 million (March 31, 2003), $19.4 million (March 31, 2002), and $14.5 million (December 31, 2002) are included in other assets in the consolidated balance sheets.  Amortization expense related to identifiable intangibles was not significant to the results of operations for any period.

As a result of implementing Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, Mattel recorded a one-time transition adjustment of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the Pleasant Company reporting unit goodwill during the first quarter of 2002.

5.	Other assets include the following:

(In thousands)	March 31, 2003	March 31, 2002	Dec. 31, 2002

Deferred income taxes	$506,086	$621,332	$513,153
Other	260,399	265,201	254,785

	$766,485	$886,533	$767,938

6.	Long-term debt consists of the following:

(In thousands)	March 31, 2003	March 31, 2002	Dec. 31, 2002

Euro notes due 2002	$—	$174,340	$—
Unsecured term loan due 2003	—	200,000	—
6% senior notes due 2003	150,000	150,000	150,000
6-1/8% senior notes due 2005	150,000	150,000	150,000
Medium-term notes	480,000	510,000	480,000
10.15% mortgage note due 2005	40,715	41,501	40,919
Other	1,231	1,329	1,446

	821,946	1,227,170	822,365
Less: current portion	(182,102)	(206,456)	(182,295)

	$639,844	$1,020,714	$640,070

During 2002, Mattel repaid its Euro 200 million aggregate principal amount of notes upon maturity and its $200.0 million unsecured term loan.

7.	The changes in the components of other comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended

(In thousands)	March 31, 2003	March 31, 2002

Income (loss) before cumulative effect of change in accounting principles	$32,843	$(3,951)
Cumulative effect of change in accounting principles	—	(252,194)

Net income (loss)	32,843	(256,145)
Currency translation adjustments	(15,426)	10,105
Unrealized holding gains on securities	4,116	—
Net unrealized gain (loss) on derivative instruments:
Unrealized holding gains (losses)	(13,917)	10,416
Less: reclassification adjustment for realized (gains) losses included in net income (loss)	8,125	(2,498)

	(5,792)	7,918

	$15,741	$(238,122)

8.

Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal period-end exchange rates.  Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period.  The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive (income) loss within stockholders’ equity.  Mattel’s primary currency exposures are on its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah.  For the three months ended March 31, 2003, currency translation adjustments resulted in a net loss of $15.4 million, with losses from the weakening of the Mexican peso and British pound sterling against the US dollar being partially offset by strengthening of the Euro against the US dollar.  For the three months ended March 31, 2002, currency translation adjustments resulted in a net gain of $10.1 million, from the strengthening of the Euro, Indonesian rupiah and Mexican peso against the US dollar being partially offset by losses from the weakening of the British pound sterling against the US dollar.

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

Transaction gains and losses included in the consolidated statements of operations for the three-month periods ended March 31 are as follows:

	For the Three Months Ended

(In thousands)	March 31, 2003	March 31, 2002

Cost of sales	$(4,255)	$(5,738)
Other non-operating (income) expense, net	(727)	1,108

Net transaction (gain)	$(4,982)	$(4,630)

9.

On June 27, 2002, the board of directors of Softkey Software Products Inc. accelerated the automatic redemption date of its outstanding exchangeable shares.  Concurrently, Mattel exercised its right to acquire these exchangeable shares on the automatic redemption date.  On January 7, 2003, Mattel acquired all exchangeable shares not previously exchanged by issuing 312.8 thousand shares of Mattel common stock.

10.	Selling and administrative expenses include research and development expenses of $38.7 million and $37.7 million for the three months ended March 31, 2003 and 2002, respectively.

11.

Basic income (loss) per common share is computed by dividing reported net income (loss) by the weighted average number of common shares and common shares obtainable upon the exchange of the exchangeable shares of Mattel’s Canadian subsidiary, Softkey Software Products Inc., outstanding during each period.

Diluted (income) loss per common share is computed by dividing reported net income (loss) by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Mattel’s Canadian subsidiary, Softkey Software Products Inc., and other common equivalent shares outstanding during each period.  The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, as applicable.  Non-qualified stock options totaling 12.3 million were excluded from the calculation of diluted earnings per share for the first quarter of 2003 because they were anti-dilutive.  Diluted earnings per share presented for the first quarter of 2002 were the same as basic earnings per share due to Mattel’s net loss position before the cumulative effect of change in accounting principles.

12.

Mattel has various stock compensation plans, which are more fully described in Note 7 of its 2002 Annual Report on Form 10-K.  Mattel has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  Accordingly, no compensation cost has been recognized in the results of operations for nonqualified stock options granted under Mattel’s plans as such options are granted at not less than the quoted market price of Mattel’s common stock on the date of grant.  Had compensation cost for nonqualified stock options been determined based on their fair value at the date of grant consistent with the method of accounting prescribed by SFAS No. 123, Mattel’s net income (loss) and earnings per share would have been adjusted as follows:

	For the Three Months Ended

(In millions, except per share data)	March 31, 2003	March 31, 2002

Net income (loss)
As reported	$32.8	$(256.1)
Stock option plans	(4.1)	(3.0)

Pro forma income (loss)	$28.7	$(259.1)

Income (loss) per share
Basic
As reported	$0.07	$(0.59)
Stock option plans	(0.01)	(0.01)

Pro forma basic income (loss)	$0.06	$(0.60)

Diluted
As reported	$0.07	$(0.59)
Stock option plans	(0.01)	(0.01)

Pro forma diluted income (loss)	$0.06	$(0.60)

The pro forma amounts shown above are not indicative of the pro forma effect in future periods since the estimated fair value of options is amortized to expense over the vesting period, and the number of options granted varies from period to period.

13.	Supplemental disclosure of cash flow information is as follows:

	For the Three Months Ended

(In thousands)	March 31, 2003	March 31, 2002

Cash paid during the period for:
Interest	$19,996	$32,955
Income taxes	34,874	18,669

14.

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international.  The domestic segment historically was further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool.  In February 2003, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands.  Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes.  The results of Pleasant Company are now reported as American Girl Brands and US Infant & Preschool is now reported as Fisher-Price Brands for segment purposes.  To facilitate the comparison of current year segment results to that of the prior year, segment disclosures for the quarter ended March 31, 2002 have been restated to reflect these changes.  Due to the timing of the realignment of our segments, separate operating results have been accumulated for the US Girls and US Boys-Entertainment segments for the first quarter of 2003.  The Mattel Brands segment includes products such as Barbie®, Polly Pocket!®, Diva Starz™, What’s Her Face!™, ello™ (collectively “Girls”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, Batman™, and games and puzzles (collectively “Entertainment”) products.  The Fisher-Price Brands segment includes Fisher-Price®, Power Wheels®, Sesame Street®, Disney preschool and plush, Winnie the Pooh, Blue’s Clues™, Rescue Heroes™, Barney™, Dora the Explorer™, and other preschool products.  The American Girl Brands segment includes products sold directly to consumers, including American Girls Collection®, American Girl Today®, and Bitty Baby®.  The International segment sells products in all toy categories, except American Girl Brands.

The tables below present information about revenues, income and assets by segment.  Segment revenues do not include sales adjustments such as trade discounts and other allowances.  Such adjustments are, however, included in the determination of segment income from operations.  Segment income from operations represents operating income, while consolidated income (loss) from operations represents income (loss) before income taxes as reported in the consolidated statements of operations.  The corporate and other category includes costs not allocated to individual segments, including charges related to the financial realignment plan, incentive compensation and corporate headquarters functions managed on a worldwide basis.  Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	For the Three Months Ended

(In thousands)	March 31, 2003	March 31, 2002

Revenues
Domestic:
Mattel Brands
Girls	$156,490	$173,232
Boys-Entertainment	135,124	135,026
Other	2,145	2,583

Total Mattel Brands	293,759	310,841
Fisher-Price Brands	165,848	172,349
American Girl Brands	46,405	50,594

Total Domestic	506,012	533,784
International	306,523	271,497

	812,535	805,281
Sales adjustments	(67,252)	(63,297)

Net sales	$745,283	$741,984

Segment Income (Loss)
Domestic:
Mattel Brands
Girls	$44,195	$47,741
Boys-Entertainment	25,569	8,081
Other	29	719

Total Mattel Brands	69,793	56,541
Fisher-Price Brands	1,320	1,616
American Girl Brands	(1,663)	(943)

Total Domestic	69,450	57,214
International	19,310	4,934

	88,760	62,148
Corporate and other expense (a)	(36,130)	(41,444)

Operating income	52,630	20,704
Interest expense	17,427	29,607
Interest (income)	(6,400)	(3,873)
Non-operating (income) expense, net	(3,048)	1,438

Income (loss) before income taxes	$44,651	$(6,468)

(a)

For the quarter ended March 31, 2003, corporate and other includes $11.6 million of charges related to the financial realignment plan (see Note 15).  For the quarter ended March 31, 2002, corporate and other includes $20.6 million of charges related to the financial realignment plan.

(In thousands)	March 31, 2003	March 31, 2002	Dec. 31, 2002

Assets
Domestic:
Mattel Brands
Girls	$137,952	$194,975	$111,820
Boys-Entertainment	130,872	155,840	82,526

Total Mattel Brands	268,824	350,815	194,346
Fisher-Price Brands	191,418	273,484	181,077
American Girl Brands	65,262	71,705	64,846

Total Domestic	525,504	696,004	440,269
International	326,439	373,775	331,948

	851,943	1,069,779	772,217
Corporate and other	73,858	76,977	57,198

Accounts receivable and inventories	$925,801	$1,146,756	$829,415

Mattel sells a broad variety of toy products, which are grouped into three major categories:  Mattel Brands, Fisher-Price Brands and American Girl Brands.  The table below presents worldwide revenues by category:

	For the Three Months Ended

(In thousands)	March 31, 2003	March 31, 2002

Worldwide Revenues
Mattel Brands
Girls	$318,959	$317,095
Boys-Entertainment	213,385	208,225

Total Mattel Brands	532,344	525,320
Fisher-Price Brands	233,274	225,509
American Girl Brands	46,405	50,594
Other	512	3,858

	812,535	805,281
Sales adjustments	(67,252)	(63,297)

Net sales	$745,283	$741,984

15.

During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling and administrative expenses; operating income; and cash flow.  The plan will require a total pre-tax charge estimated at $250 million, or $170 million, after-tax, of which approximately $120 million represents cash expenditures and $50 million represents non-cash writedowns.  Through March 31, 2003, Mattel has recorded pretax charges totaling $235.3 million, or approximately $159 million, after-tax, related to this plan.  Of the total charge, $125.2 million (approximately $84 million after-tax) was recorded in 2000, $50.2 million (approximately $35 million after-tax) was recorded in 2001, $48.3 million (approximately $32 million after-tax) was recorded in 2002, and $11.6 million (approximately $8 million after-tax) was recorded in the first quarter of 2003.  Management expects that the remaining pretax implementation costs of $14.7 million will be recorded in the last nine months of 2003.

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

In February 2003, as part of its financial realignment plan, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands.  Additionally, American Girl Brands, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes in 2003.  The creation of the Mattel Brands segment should allow Mattel to streamline and consolidate redundant activities that previously supported the separate US Girls and US Boys-Entertainment divisions.  Costs associated with this reorganization include elimination of approximately 5% of executive level positions, including the position of president of the Girls division.

In 2002, as part of its financial realignment plan, Mattel commenced a long-term information technology strategy aimed at achieving operating efficiencies and cost savings across all disciplines.  The program is focused on simplifying Mattel’s organization by defining common global processes based on industry best practices, streamlining its organizational structure by eliminating redundancies, and upgrading its systems to have greater visibility to information and data on a global basis.

In April 2001, as part of the financial realignment plan, Mattel announced the closure of its Murray, Kentucky, manufacturing and distribution facilities (“North American Strategy”).  Production from this facility has been consolidated into other Mattel-owned and operated facilities in North America.  Manufacturing ceased at the Murray location at the end of May 2002.  In January 2003, Mattel announced the consolidation of two of its manufacturing facilities in Mexico to further streamline manufacturing within North America.  These actions are realignment measures taken to lower costs.  Mattel believes these actions are necessary to maintain a competitive cost structure in today’s global marketplace.

Through December 31, 2002, Mattel recorded $63.2 million of pre-tax restructuring charges in connection with the financial realignment plan, of which  $5.8 million was not yet paid.  These charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities.  In the first quarter of 2003, Mattel recorded an $8.7 million pretax restructuring charge in connection with the financial realignment plan, primarily related to consolidation of its US Girls and US Boys-Entertainment divisions.  From inception through March 31, 2003, a total of $45.6 million has been incurred related to the termination of nearly 2,390 employees, of which approximately 40 were terminated during the first quarter of 2003.  Of the 2,390 employee terminations, approximately 1,300 related to the North American Strategy.

The components of the restructuring charges are as follows:

(In millions)	Balance Dec. 31, 2002	2003 Charges	Amounts Incurred	Balance March 31, 2003

Severance and other compensation	$3.9	$8.7	$(2.3)	$10.3
Lease termination costs	1.3	—	(0.4)	0.9
Other	0.6	—	(0.1)	0.5

	$5.8	$8.7	$(2.8)	$11.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Mattel, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Summary

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I of this Quarterly Report.  Mattel’s consolidated statement of operations for the quarter ended March 31, 2002 has been restated to classify interest income and other non-operating expense, net below operating income to conform to the year end 2002 presentation.  In February 2003, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands.  Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes.  The results of Pleasant Company are now reported as American Girl Brands and US Infant & Preschool is now reported as Fisher-Price Brands for segment purposes.  To facilitate the comparison of current year segment results to that of the prior year, segment disclosures for the quarter ended March 31, 2002 have been restated to reflect these changes.  Due to the timing of the realignment of our segments, separate operating results have been accumulated for the US Girls and US Boys-Entertainment segments for the first quarter of 2003.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Brands  – including Barbie® fashion dolls and accessories, Polly Pocket!®, Diva Starz™, What’s Her Face!™, and ello™ (collectively “Girls”), Hot Wheels®, Matchbox®, and Tyco® R/C vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, Batman™, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands – including Fisher-Price®, Power Wheels®, Sesame Street®, Disney preschool and plush, Winnie the Pooh, Blue’s Clues™, Rescue Heroes™, Barney™, See ‘N Say®, Magna Doodle®, Dora the Explorer™, and View-Master®.

American Girl Brands – including American Girl Today®, American Girls Collection®, and Bitty Baby®.  American Girl Brands products are sold directly to consumers.

Mattel’s business is seasonal, and, therefore, results of operations are comparable only with corresponding periods.

Results of Operations

Consolidated Results

Net income for the first quarter of 2003 was $32.8 million, or $0.07 per diluted share, as compared to a net loss of $256.2 million, or $0.59 per diluted share, in the first quarter of 2002.  Profitability in 2003 was impacted by a pre-tax charge of $11.6 million ($8.0 million after-tax) related to the financial realignment plan.  In the first quarter of 2002, as a result of implementing SFAS No. 142, Mattel recorded a one-time transition adjustment of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the Pleasant Company reporting unit goodwill.  Profitability in the first quarter of 2002 was also impacted by a pretax charge of $20.6 million ($14.3 million after-tax) related to the financial realignment plan.  The combined effect of these items resulted in an after-tax charge totaling $266.5 million.

During the first quarter of 2003, there were several factors that had a negative impact on Mattel’s revenue, including a weak economy, higher unemployment, conflict in the Middle East, and increased competition in the fashion doll and male action categories.  Mattel’s management expects that some or all of these factors may continue in 2003.  Despite these challenges, Mattel improved its earnings by maintaining focus on its four strategic priorities: (i) strengthening core brand momentum; (ii) executing the financial realignment plan and cutting costs; (iii) improving supply chain performance; and (iv) developing people.  In the US, as retailers continued to focus on just-in-time inventory management, Mattel further improved the alignment of its shipment of product to retailers with consumer demand.  As in 2002, Mattel anticipates that this initiative will put downward pressure on first half 2003 US shipments, but should have no impact on full year sales.

The following table provides a summary of the consolidated results for 2003 and 2002:

	For the Three Months Ended March 31,

	2003		2002

(In millions, except percentage information)	Reported Results	% of Net Sales	Reported Results	% of Net Sales

Net sales	$745.3	100.0%	$742.0	100.0%

Gross profit	$368.0	49.4%	$331.9	44.7%
Advertising and promotion expenses	83.8	11.3	82.7	11.1
Other selling and administrative expenses	222.9	29.9	213.7	28.8
Restructuring and other charges	8.7	1.2	14.8	2.0

Operating income	52.6	7.0	20.7	2.8
Interest expense	17.4	2.3	29.6	4.0
Interest (income)	(6.4)	(0.9)	(3.9)	(0.5)
Other non-operating (income) expense, net	(3.0)	(0.4)	1.5	0.2

Income (loss) before income taxes	$44.6	6.0%	$(6.5)	(0.9)%

Net sales in the first quarter of 2003 were $745.3 million, relatively flat compared to last year’s $742.0 million.  Excluding the favorable impact of foreign currency exchange, net sales declined by 4% compared to 2002.  Gross sales within the US decreased 5% from the first quarter of 2002 and accounted for 62% of consolidated gross sales in 2003 compared to 66% in 2002.  In the first quarter of 2003, gross sales internationally increased 13% compared to 2002.  Excluding the favorable impact of foreign currency exchange, international gross sales were relatively flat compared to 2002.  Net sales, as reported in the consolidated statements of operations, include the impact of sales adjustments, such as trade discounts and other allowances.  Gross sales represent sales to customers, excluding the impact of sales adjustments.  Consistent with its segment reporting, Mattel presents changes in gross sales as a metric for comparing its business unit and geographic results to highlight significant trends in Mattel’s business.  Changes in gross sales are discussed because most sales adjustments are not allocated to individual brands, making net sales less meaningful.  In addition, the discussion of results of operations presents changes in gross sales in local currency, as well as in US dollars.  Such discussions of changes in gross sales assume a conversion from local currency to US dollars using a constant conversion rate, period-over-period.  The assumption of such a constant foreign exchange rate is solely for the purpose of consistently presenting changes in gross sales, period-over-period, and does not represent actual foreign exchange rates applicable to Mattel.

Mattel intends to continue its emphasis on globalization of its brands.  Additionally, management believes the recent reorganization, combining the US Girls and US Boys-Entertainment segments under the Mattel Brands segment, should allow Mattel to optimize the strengths and leverage the talent within the segment.

Worldwide gross sales for the Mattel Brands category increased 1%, or decreased 4% in local currency, to $532.3 million.  Domestic sales decreased by 5% and international sales grew by 10%, or down 2% in local currency.  Worldwide sales for Barbie® declined by 1%, or 7% in local currency.  A 14% decline in domestic Barbie® sales was partially offset by 15% growth in international Barbie® sales, or 1% in local currency.  In the US, sales in the core Barbie® doll category were essentially flat in the first quarter of 2003 compared to 2002, while sales in the collector and accessories categories declined.  Worldwide sales of other Girls brands were up 7%, or flat in local currency, driven by solid performances by Polly Pocket!® and ello™, partially offset by declines in sales of Diva Starz™ and What’s Her Face!™.  Worldwide sales in the Wheels category were down 6%, or 9% in local currency, in 2003 compared to 2002.  Worldwide sales of the Hot Wheels® product line were flat with 2002 as a 26% increase in international sales was offset by an 8% decrease in domestic sales.  Additionally, worldwide sales of Matchbox® and Tyco® R/C brands declined.  Worldwide sales in the Entertainment category were up 20%, or 15% in local currency, in 2003 compared to 2002, with growth in this category driven by the re-launch of the He-Man® and Masters of the Universe® brand, strong gains in games and puzzles, a solid performance by Yu-Gi-Oh!™, and the introduction of the Warner Brothers properties, including Batman™ and Looney Tunes™.

Worldwide gross sales in the Fisher-Price Brands category increased 3%, or flat in local currency, to $233.3 million.  International sales increased by 28%, or 14% in local currency, while domestic sales decreased by 4%.  Worldwide sales for core Fisher-Price® product were up 8%, or 3% in local currency, driven by a 35% increase in international sales, which were partially offset by a 2% decline in domestic sales.  Character brands experienced double-digit growth, driven by increased sales both internationally and domestically.  Sales of Power Wheels® products declined, largely due to decreased US shipments resulting from unfavorable weather conditions and continued efforts to better align shipments with consumer demand.

American Girl Brands category sales decreased 8% to $46.4 million.  Sales declines in the American Girl Today® product line were partially offset by increased sales in the American Girls Collection® and Bitty Baby® product lines.  The growth in American Girls Collection® and Bitty Baby® product lines reflected the new product launches of Kaya™ and Bitty Twins™.  New product launches for the American Girl Today® are scheduled for the second half of 2003.

Gross profit, as a percentage of net sales, was 49.4% in 2003, compared to 44.7% in 2002.  Approximately one half of the gross profit improvement was due to savings realized from the financial realignment plan and supply chain initiatives.  The temporary timing benefit in raw material and transportation costs as well as favorable product mix also contributed to the improvement in gross profit.  Later in 2003, Mattel expects increased commodity and logistics costs will likely have a negative impact on its gross profit, mitigated in part or in whole by further progress in its supply chain and procurement initiatives.  Cost of sales in 2003 includes a $1.7 million financial realignment plan charge, primarily related to the consolidation of two of its manufacturing facilities in Mexico.  Cost of sales in 2002 includes a $4.0 million financial realignment plan charge, primarily related to the closure of the Murray, Kentucky, manufacturing and distribution facilities.

Advertising and promotion expense was 11.3% of net sales in 2003, compared to 11.1% in 2002.  Mattel expects advertising and promotion expense, as a percentage of net sales, to rise during 2003, reflecting a combination of flat to increasing media prices and Mattel’s plan for increased spending to support the launch of several new product lines and to rebuild volume momentum in core brands.  Mattel will record increased promotional expense and media spending as sales adjustments, and advertising and promotion expense, respectively.

Other selling and administrative expenses were $222.9 million, or 29.9% of net sales, in 2003, compared to $213.7 million, or 28.8% of net sales, in 2002.  Other selling and administrative expenses increased in 2003, primarily due to higher employee benefit costs and the unfavorable impact of foreign currency exchange.  Offsetting the increase in other selling and administrative expenses were savings resulting from continued execution of the financial realignment plan and tight management of costs.  Other selling and administrative expense in 2003 and 2002 includes $1.2 million and $1.8 million of financial realignment plan charges, respectively, largely related to streamlining back office functions.

Non-Operating Items

Interest expense decreased from $29.6 million in 2002 to $17.4 million in 2003 due to lower average borrowings resulting from higher cash on hand at the beginning of the year and repayment of approximately $392 million in long-term debt in the second half of 2002.  Interest income increased from $3.9 million in 2002 to $6.4 million in 2003, due to higher cash balances in 2003 relative to 2002.  Other non-operating (income) expense, net was income of $3.0 million in 2003 compared to expense of $1.5 million in 2002.  In 2003, Mattel benefited from investment and foreign currency exchange gains compared to losses in 2002.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international.  The domestic segment historically was further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool.  In February 2003, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands.  Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes.  The results of Pleasant Company are now reported as American Girl Brands and US Infant & Preschool is now reported as Fisher-Price Brands for segment purposes.  The Mattel Brands segment includes products such as Barbie®, Polly Pocket!®, Diva Starz™, What’s Her Face!™, ello™ (collectively “Girls”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, Batman™ and games and puzzles (collectively “Entertainment”) products.  The Fisher-Price Brands segment includes Fisher-Price®, Power Wheels®, Sesame Street®, Disney preschool and plush, Winnie the Pooh, Blue’s Clues™, Rescue Heroes™, Barney™, Dora the Explorer™, and other preschool products.  The American Girl Brands segment includes products sold directly to consumers, including American Girls Collection®, American Girl Today®, and Bitty Baby®.  The International segment sells products in all toy categories, except American Girl Brands.

Mattel Brands sales decreased by 5% in 2003 compared to 2002.  Within this segment, Girls sales declined by 10% as lower sales of Barbie®, Diva Starz™, and What’s Her Face!™ were partially offset by increased sales of Polly Pocket!® and strong performance by the recently launched ello™ product line.  Domestic Barbie® sales declined by 14% as sales in the core Barbie® doll category were essentially flat in the first quarter of 2003 compared to 2002, while sales in the collector and accessories categories declined.  Boys-Entertainment sales in 2003 remained flat with 2002 as a 39% increase in Entertainment sales was offset by a 14% decrease in Wheels sales.  Growth in the Entertainment business was attributable to strong performances in games and puzzles and Yu-Gi-Oh!™, re-launch of He-Man® and Masters of the Universe® and the new Warner Brothers properties, partially offset by sales declines of Harry Potter™ and Max Steel™.  While Mattel has gained market share in the Wheels business, the sales decline reflects the impact of increased competition from male action products, including Mattel’s own He-Man® and Yu-Gi-Oh!™, and competitors’ products.  Fisher-Price Brands sales decreased by 4%, due to declines in sales of core Fisher-Price® and Power Wheels® products, partially offset by increased sales of licensed character brands.  American Girl Brands sales decreased by 8%, as declines in the American Girl Today® product line was partially offset by increased sales in the American Girls Collection® and Bitty Baby® product lines.  Management believes the overall decrease in domestic segment sales resulted from the aforementioned impact of the challenging retail environment and weak consumer confidence.  Additionally, domestic sales in the first quarter of 2003 were negatively impacted by Mattel’s continued emphasis to better align its shipments of product to retailers with consumer demand.  This strategy, which began in the first quarter of 2002, will likely continue to put downward pressure on first half 2003 sales for Mattel Brands and Fisher-Price Brands, but should have no impact on full year US sales.

International segment sales increased by 13% in 2003 compared to 2002, largely due to growth in Barbie®, core Fisher-Price®, Hot Wheels® and games and puzzles, partially offset by declines in Harry Potter™ and Diva Starz™.

Excluding the favorable impact of foreign currency exchange, international gross sales were relatively flat compared to 2002, considering the sales growth of 20% in the first quarter of 2002 compared to 2001.  On a regional basis, Europe sales grew by 23% (3% in local currency), Asia-Pacific sales increased by 4% (down 3% in local currency), Canada sales grew by 20% (15% in local currency) and Latin America sales were down 32% (21% in local currency).  The decrease in Latin America sales was primarily driven by declines in Venezuela resulting from the continuing unstable economic and political climate, and declines in Mattel’s Latin America export operations due to shortening customer payment terms, which should shift sales closer to consumer purchases.  The International segment continued to benefit from Mattel’s strategic focus on globalization of brands, including improved product availability, better alignment of worldwide marketing and sales plans, and strong product launches.

Mattel Brands segment income increased by 23% to $69.8 million in the first quarter of 2003.  Within this segment, the Boys-Entertainment income increased by more than three-fold to $25.6 million, while the Girls income decreased by 7% to $44.2 million in the first quarter of 2003.  The growth in the Boys-Entertainment income was driven by gross profit improvement.  The decline in the Girls income was primarily due to lower volume.  Fisher-Price Brands segment income decreased by 18% to $1.3 million in the first quarter of 2003, primarily due to lower volume.  The American Girl Brands segment loss increased from a loss of $0.9 million in the first quarter of 2002 to a loss of $1.7 million in the first quarter of 2003, largely due to lower volume.  International segment income increased from $4.9 million in the first quarter of 2002 to $19.3 million in the first quarter of 2003, largely due to increased volume and improved gross profit.

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

A summary of the components of the financial realignment plan and the timeframe to complete implementation of the plan is as follows:

	Actual Charges				Projected Charges

	For the Year Ended			Through March 31, 2003	April 1 to Dec. 31, 2003	Total

(In millions)	2000	2001	2002

Gross profit	$78.6	$28.2	$10.4	$1.7	$6.5	$125.4
Advertising and promotion expenses	4.8	0.3	—	—	—	5.1
Other selling and administrative expenses	13.4	6.0	13.3	1.2	2.7	36.6
Restructuring and other charges	22.9	15.7	24.6	8.7	5.5	77.4
Other non-operating expense, net	5.5	—	—	—	—	5.5

Pre-tax charges	$125.2	$50.2	$48.3	$11.6	$14.7	$250.0

Approximate after-tax charges	$84	$35	$32	$8	$11	$170

The charges referred to above represent expenditures for the following major initiatives:

•	Reduce excess manufacturing capacity;

•	Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

•	Eliminate product lines that do not meet required levels of profitability;

•	Improve supply chain performance and economics;

•	Implement an information technology strategy aimed at achieving operating efficiencies;

•

Eliminate positions at US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

•	Close and consolidate certain international offices.

Future pre-tax implementation costs of $14.7 million have not been accrued as of March 31, 2003.  Management expects to record these remaining costs in the last nine months of 2003.

In February 2003, as part of its financial realignment plan, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands.  Additionally, American Girl Brands, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes in 2003.  The creation of the Mattel Brands segment should allow Mattel to streamline and consolidate redundant activities that previously supported the separate US Girls and US Boys-Entertainment divisions.  Costs associated with this reorganization include elimination of approximately 5% of executive level positions, including the position of president of the Girls division.

In 2002, as part of its financial realignment plan, Mattel commenced a long-term information technology strategy aimed at achieving operating efficiencies and cost savings across all disciplines.  The program is focused on simplifying Mattel’s organization by defining common global processes based on industry best practices, streamlining its organizational structure by eliminating redundancies, and upgrading its systems to provide greater visibility to information and data on a global basis.

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

The table summarizes the components of restructuring charges included in the financial realignment plan table above:

(In millions)	Balance Dec. 31, 2002	2003 Charges	Amounts Incurred	Balance March 31, 2003

Severance and other compensation	$3.9	$8.7	$(2.3)	$10.3
Lease termination costs	1.3	—	(0.4)	0.9
Other	0.6	—	(0.1)	0.5

	$5.8	$8.7	$(2.8)	$11.7

Through December 31, 2002, Mattel recorded $63.2 million of pre-tax restructuring charges in connection with the financial realignment plan, of which $5.8 million was not yet paid.  These charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and Pleasant Company, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities.  In the first quarter of 2003, Mattel recorded an $8.7 million pre-tax restructuring charge in connection with the financial realignment plan, primarily related to consolidation of its US Girls and US Boys-Entertainment divisions.  From inception through March 31, 2003, a total of $45.6 million has been incurred related to the termination of nearly 2,390 employees, of which approximately 40 were terminated during the first quarter of 2003.  Of the 2,390 employee terminations, approximately 1,300 related to the North American Strategy.

Liquidity and Capital Resources

Mattel’s primary source of liquidity for the first quarter of 2003 was cash on hand at the beginning of the year.  Cash flows used for operating activities increased by $122.7 million compared to the first quarter of 2002, largely due to an increase in working capital, partially offset by increased income from operations.  The increase in working capital during the first quarter of 2003 compared to 2002 was partially attributable to payments made in 2003 related to year end 2002 accruals for incentive compensation and the shareholder litigation settlement.  Additionally, Mattel entered 2003 with relatively lower levels of accounts receivable and inventories than in 2002 due to working capital improvements achieved during 2002.  While Mattel continues to strive for working capital improvement in 2003, management does not expect to generate the same magnitude of cash flow from working capital improvements as in 2002.  During the first quarter of 2003 and 2002, Mattel invested $32.2 million and $27.0 million, respectively, in tooling and other fixed assets to support existing and new products, its long-term information technology strategy and certain financial realignment plan initiatives.  Mattel expects to invest approximately $180 million to $200 million during fiscal year 2003 in capital expenditures for activities including continued support of product lines, its information technology project, certain financial realignment plan initiatives, and construction of the new American

Girl Place® in New York City.  Cash flows from financing activities were $14.6 million and $15.8 million in the first quarter of 2003 and 2002, respectively, primarily due to the exercise of stock options, partially offset by repayment of short-term borrowings.  In 2003, Mattel intends to repay $30.0 million in medium-term notes maturing in May and $150.0 million in 6% senior notes maturing in July.

Capital Deployment Plan

To guide future capital deployment decisions, with a goal of maximizing shareholder value, Mattel has established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital,

•	To maintain a year-end debt-to-capital ratio of about 25% with the target of achieving a long-term debt rating of single-A, and

•	To invest approximately $180 million to $200 million in capital expenditures annually to maintain and grow the business.

Over the long-range horizon, assuming cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to shareholders through cash dividends and share repurchases.  The ability to implement successfully the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities.  There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve its targeted goals from investing activities.  Further, Mattel’s management may alter its current plans in the future.

Seasonal Financing

Mattel’s financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when inventories are at their highest levels in anticipation of expected second half sales volume and when accounts receivable are at their highest levels due to increased sales volume, consistent with the industry taken as a whole.  Mattel expects to finance its seasonal working capital requirements for the next twelve months by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables, and using various short-term bank lines of credit.  Mattel has a $1.060 billion, 3-year domestic unsecured committed revolving credit facility that expires in 2005.  This facility provides short-term borrowings from a commercial bank group.  Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate.  The unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios.  Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios.  Mattel was in compliance with such covenants at the end of the first quarter of 2003.  As of March 31, 2003, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.31 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 9.72 to 1 (compared to a minimum allowed of 3.50 to 1).

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks.  Mattel believes the cash on hand at the beginning of 2003, amounts available under its domestic unsecured committed revolving credit facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2003.

Mattel sells certain domestic and foreign trade receivables as one of its means for financing its seasonal working capital requirements.  Mattel has a $300.0 million domestic receivables sales facility which is a sub-facility of Mattel’s $1.060 billion, 3-year domestic unsecured committed revolving credit facility.  The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the $1.060 billion available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold.  Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A. as administrative agent, Citicorp USA, Inc. and Fleet National Bank as syndication agents, and Societe Generale and BNP Paribas as documentation agents.  Pursuant to the domestic receivables facility, Mattel Sales Corp. and Fisher-Price, Inc. (which are wholly-owned subsidiaries of Mattel) can sell trade receivables from Wal-Mart and Target to Mattel Factoring, Inc. (“Mattel Factoring”), a Delaware corporation and wholly-owned subsidiary of Mattel.  Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility.  Mattel Factoring is a consolidated subsidiary of Mattel.  Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group.  Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable on its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, and have been excluded from Mattel’s consolidated balance sheets as of the dates indicated are summarized as follows:

(In millions)	March 31, 2003	March 31, 2002	Dec. 31, 2002

Receivables sold pursuant to the:
Domestic receivables facility	$54.2	$57.1	$276.1
European receivables facility	51.0	47.0	85.2
Other factoring arrangements	—	—	76.0

	$105.2	$104.1	$437.3

Financial Position

Mattel’s cash and short-term investments increased by $521.7 million to $768.4 million at March 31, 2003 compared to $246.7 million at March 31, 2002, largely due to the higher cash position at year end 2002 of $1.267 billion relative to year end 2001 of $616.6 million.  Compared to year end 2002, cash and short-term investments decreased by $498.7 million, primarily due to cash flows used for operating activities and payments made in 2003 related to year end 2002 accruals for incentive compensation and the shareholder litigation settlement.  Accounts receivable, net decreased by $127.4 million to $531.0 million at March 31, 2003 compared to $658.4 million at March 31, 2002, reflecting improved cash collections.  Inventories decreased by $93.6 million to $394.8 million at March 31, 2003 compared to $488.4 million at March 31, 2002.  Execution of the supply chain initiatives and lower levels of pre-built inventory related to the closure of the Murray, Kentucky, manufacturing facility in May 2002 caused the reduction in inventory.  Other assets decreased by $120.0 million from $886.5 million at March 31, 2002 to $766.5 million at March 31, 2003, principally due to lower noncurrent deferred tax assets.

Current portion of long-term debt decreased $24.4 million to $182.1 million at March 31, 2003 compared to $206.5 million at March 31, 2002, primarily due to repayment of the 200 million Euro notes, partially offset by the reclassification of $150.0 million of 6% senior notes from long-term debt to current portion of long-term debt since they mature in July 2003.  Accrued liabilities decreased $400.1 million since year end 2002 to $541.8 million, mainly due to a decrease in receivable collections due to banks and payments made in 2003 related to year end 2002 accruals for incentive compensation and the shareholder litigation settlement.

A summary of Mattel’s capitalization is as follows:

(In millions, except percentage information)	March 31, 2003		March 31, 2002		Dec. 31, 2002

Medium-term notes	$450.0	16%	$480.0	18%	$450.0	16%
Senior notes	150.0	5	500.0	18	150.0	5
Other long-term debt obligations	39.8	1	40.7	2	40.1	2

Total long-term debt	639.8	22	1,020.7	38	640.1	23
Other long-term liabilities	196.0	7	169.9	6	192.1	7
Stockholders’ equity	2,022.0	71	1,528.6	56	1,978.7	70

	$2,857.8	100%	$2,719.2	100%	$2,810.9	100%

Total long-term debt decreased by $380.9 million at March 31, 2003 compared to March 31, 2002 due to the aforementioned reclassification of the $150.0 million of 6% senior notes and $30.0 million of medium-term notes maturing in the next twelve months to current portion of long-term debt.  Additionally, Mattel repaid its $200.0 million term loan in the fourth quarter of 2002.  Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments.  Stockholders’ equity increased $493.4 million since March 31, 2002, primarily as a result of income from operations and cash received from exercise of employee stock options, partially offset by minimum pension liability adjustments and net unrealized losses on derivative instruments recorded in accumulated other comprehensive loss, and the payment of dividends on common stock in the fourth quarter of 2002.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, improved from 45% at March 31, 2002 to 29% at March 31, 2003 due to the repayment of long-term debt combined with improvement in operating results.  Mattel plans to target a goal of reducing its year end debt-to-capital ratio to approximately 25% with the target of achieving a long-term debt rating of single-A.

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; operating efficiencies, including those associated with supply chain and information technology initiatives; capital deployment plan (including statements about free cash flow, seasonal working capital, debt-to-equity ratios, capital expenditures, acquisitions and share repurchases); cost increases; and profitability.  Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.  Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements.  Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases.  Except for historical matters, the matters discussed in this Form 10-Q and other statements or filings made by Mattel from time-to-time may be forward-looking statements.  Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  In addition to the important factors detailed herein and from time to time in other reports filed by Mattel with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

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

Customer Concentration

A small number of Mattel’s customers account for a large share of net sales.  For 2002, Mattel’s three largest customers, Wal-Mart, Toys ‘R Us and Target, in the aggregate accounted for approximately 50% of net sales, and the ten largest customers in the aggregate accounted for approximately 62% of net sales.  The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason.  In addition, some large chain retailers have begun to sell private-label toys designed and branded by the retailers themselves.  Such toys may be sold at prices lower than comparable toys sold by Mattel, and may result in lower purchases of Mattel-branded products by such retailers.

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

Adequate Supplies and Cost Increases

Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity.  Mattel has experienced shortages in the past, including raw materials and components.  Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurances that Mattel will not encounter these problems in the future.  A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on Mattel’s businesses.  Cost increases as a result of shortages of materials or rising service expenses could increase the cost of Mattel’s products and lower sales.

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

Manufacturing Risk

Mattel owns and operates manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia and Thailand.  A risk of political instability and civil unrest exists in these countries, which could temporarily or permanently damage Mattel’s manufacturing operations located there, and the threat or occurrence of outbreaks of Sudden Acute Respiratory Syndrome (“SARS”) could slow or stop production in Mattel’s owned or contracted manufacturing facilities.  Mattel’s business, financial position and results of operations would be negatively impacted by a significant disruption to its manufacturing operations or suppliers.

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

Advertising and Promotion

Mattel’s products are marketed worldwide through a diverse spectrum of advertising and promotional programs.  Mattel’s ability to sell products is dependent in part upon the success of such programs.  If Mattel does not successfully market its products, or if media or other advertising or promotional costs increase, these factors could have a material adverse affect on Mattel’s business, financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange rate fluctuations may impact Mattel’s results of operations and cash flows.  Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause exchange rate exposure for Mattel.  Mattel seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies.  These contracts generally have maturity dates of up to 18 months.  Inventory purchase exposure in Mexico partially is offset by Mexico’s cash position that is held in US dollars.  Excluding the US dollar denominated intercompany balances in Mexico, the majority of all other intercompany receivables and payables denominated in foreign currencies are hedged or are short-term balances with minimal currency exposure.  In addition, Mattel manages its exposure through the selection of currencies used for international borrowings.  Mattel does not trade in financial instruments for speculative purposes.

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

During the fourth quarter of 2002 and continuing in the first quarter of 2003, Mattel began a planned conversion to new and upgraded financial information technology systems for its subsidiaries based in the US.  Mattel has evaluated the effect on its internal controls of this conversion and determined that such internal controls were not negatively impacted by the conversion.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

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

Mattel has recorded pre-tax charges totaling $19.0 million related to this property, of which approximately $5 million has been incurred through March 31, 2003, largely related to environmental remediation, attorney fees, consulting work and an employee medical screening program.  In January 2003, Mattel entered into a settlement with the Oregon Department of Environmental Quality resolving its cleanup liability in return for a contribution of $0.4 million to the cleanup, which is being performed by the company that caused the contamination.  The remaining liability of approximately $14 million as of March 31, 2003 represents estimated amounts to be incurred for employee medical screening, project management, legal and other costs related to the Beaverton property.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	11.0	Computation of Income (Loss) per Common and Common Equivalent Share

	12.0	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

	99.0	Agreement dated April 11, 2003 between Mattel and Adrienne Fontanella

	99.1	Certification of Principal Executive Officer dated May 14, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

	99.2	Certification of Principal Financial Officer dated May 14, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

(b)	Reports on Form 8-K

Mattel filed the following Current Reports on Form 8-K during the quarterly period ended March 31, 2003:

Date of Report	Items Reported	Financial Statements Filed

February 3, 2003	5, 7	None
February 28, 2003	5, 7	None
March 24, 2003	9	None

1 A signed original of this written statement required by Section 906 has been provided to Mattel and will be retained by Mattel and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTEL, INC.

(Registrant)

Date: As of May 14, 2003	By:

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

Date: As of May 14, 2003	By:

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

Date: As of May 14, 2003	By:

Kevin M. Farr Chief Financial Officer (Principal financial officer)