Form 10-Q
period 2003-06-30
MATTEL INC /DE/
filed 2003-08-14
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒   No ☐

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of August 8, 2003.

438,946,687 shares

Mattel, Inc. and Subsidiaries

Page

Part I.	Financial Information

	Item 1.	Financial Statements.

		Consolidated Balance Sheets	3-4

		Consolidated Statements of Operations	5

		Consolidated Statements of Cash Flows	6

		Notes to Consolidated Financial Information	7-13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14-34

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	34-35

	Item 4.	Controls and Procedures.	35

Part II.	Other Information

	Item 1.	Legal Proceedings.	36-37

	Item 4.	Submission of Matters to a Vote of Security Holders.	38-39

	Item 6.	Exhibits and Reports on Form 8-K.	40

Signatures	41

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

Mattel, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands)	June 30, 2003 (Unaudited)	June 30, 2002 (Unaudited)	Dec. 31, 2002

Assets

Current Assets
Cash and short-term investments	$582,821	$171,838	$1,267,038
Accounts receivable, net	603,689	729,310	490,816
Inventories	540,352	568,276	338,599
Prepaid expenses and other current assets	258,686	268,786	292,511

Total current assets	1,985,548	1,738,210	2,388,964

Property, Plant and Equipment
Land	33,471	33,752	33,197
Buildings	254,356	270,159	246,786
Machinery and equipment	649,893	620,673	623,901
Capitalized leases	23,271	23,271	23,271
Leasehold improvements	88,213	84,298	79,866

	1,049,204	1,032,153	1,007,021
Less: accumulated depreciation	589,337	572,608	546,636

	459,867	459,545	460,385
Tools, dies and molds, net	144,502	142,731	139,219

Property, plant and equipment, net	604,369	602,276	599,604

Other Noncurrent Assets
Goodwill	709,247	696,762	703,153
Other assets	782,710	920,859	767,938

Total Assets	$4,081,874	$3,958,107	$4,459,659

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)

(In thousands, except share data)	June 30, 2003 (Unaudited)	June 30, 2002 (Unaudited)	Dec. 31, 2002

Liabilities and Stockholders’ Equity

Current Liabilities
Short-term borrowings	$23,946	$31,920	$25,190
Current portion of long-term debt	162,180	228,923	182,295
Accounts payable	293,453	268,221	296,307
Accrued liabilities	513,300	487,288	941,912
Income taxes payable	163,927	208,890	203,049

Total current liabilities	1,156,806	1,225,242	1,648,753

Long-Term Liabilities
Long-term debt	629,612	990,505	640,070
Other	202,551	171,500	192,124

Total long-term liabilities	832,163	1,162,005	832,194

Stockholders’ Equity
Special voting preferred stock representing the voting rights of 0.4 million and 0.3 million outstanding exchangeable shares at June 30, 2002 and December 31, 2002, respectively	—	—	—
Common stock $1.00 par value, 1.0 billion shares authorized; 440.0 million shares, 437.0 million shares and 437.2 million shares issued, respectively	440,011	437,023	437,229
Additional paid-in capital	1,577,396	1,555,386	1,541,242
Treasury stock at cost; 6.7 thousand shares, 0.7 million shares and 6.7 thousand shares, respectively	(245)	(20,620)	(245)
Retained earnings (accumulated deficit)	394,868	(103,667)	341,133
Accumulated other comprehensive (loss)	(319,125)	(297,262)	(340,647)

Total stockholders’ equity	2,092,905	1,570,860	1,978,712

Total Liabilities and Stockholders’ Equity	$4,081,874	$3,958,107	$4,459,659

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended

(Unaudited; in thousands, except per share amounts)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net Sales	$768,994	$804,444	$1,514,277	$1,546,428
Cost of sales	412,670	450,086	789,947	860,176

Gross Profit	356,324	354,358	724,330	686,252
Advertising and promotion expenses	80,748	82,858	164,554	165,529
Other selling and administrative expenses	230,530	221,168	453,400	434,887
Restructuring charges	3,300	6,900	12,000	21,700

Operating Income	41,746	43,432	94,376	64,136
Interest expense	18,212	29,073	35,639	58,680
Interest (income)	(5,266)	(4,553)	(11,666)	(8,426)
Other non-operating (income), net	(22)	(6,737)	(3,070)	(5,299)

Income Before Income Taxes	28,822	25,649	73,473	19,181
Provision for income taxes	7,930	6,071	19,738	3,554

Income Before Cumulative Effect of Change in Accounting Principles	20,892	19,578	53,735	15,627
Cumulative effect of change in accounting principles, net of tax	—	—	—	(252,194)

Net Income (Loss)	$20,892	$19,578	$53,735	$(236,567)

Income (Loss) Per Common Share – Basic
Income before cumulative effect of change in accounting principles	$0.05	$0.04	$0.12	$0.04
Cumulative effect of change in accounting principles	—	—	—	(0.58)

Net income (loss)	$0.05	$0.04	$0.12	$(0.54)

Weighted average number of common shares	439,700	436,134	438,986	434,402

Income (Loss) Per Common Share – Diluted
Income before cumulative effect of change in accounting principles	$0.05	$0.04	$0.12	$0.03
Cumulative effect of change in accounting principles	—	—	—	(0.57)

Net income (loss)	$0.05	$0.04	$0.12	$(0.54)

Weighted average number of common and common equivalent shares	445,491	442,163	444,714	440,302

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Six Months Ended

(Unaudited; in thousands)	June 30, 2003	June 30, 2002

Cash Flows From Operating Activities:
Net income (loss)	$53,735	$(236,567)
Add: cumulative effect of change in accounting principles, net of tax	—	252,194

Income before cumulative effect of change in accounting principles	53,735	15,627
Adjustments to reconcile income before cumulative effect of change in accounting principles to net cash flows used for operating activities:
Depreciation	86,927	92,031
Amortization	3,142	4,721
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(98,114)	(57,717)
Inventories	(188,651)	(74,248)
Prepaid expenses and other current assets	37,568	29,145
Accounts payable, accrued liabilities and income taxes payable	(504,618)	(371,721)
Deferred income taxes	(1,898)	(33,260)
Deferred compensation and other retirement plans	5,430	(7,723)
Other, net	6,853	7,190

Net cash flows used for operating activities	(599,626)	(395,955)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(48,582)	(35,436)
Purchases of other property, plant and equipment	(38,694)	(27,567)
Payment for acquired businesses	(4,839)	(2,700)
Proceeds from sale of other property, plant and equipment	1,093	1,543
Other, net	(552)	(34)

Net cash flows used for investing activities	(91,574)	(64,194)

Cash Flows From Financing Activities:
Short-term borrowings, net	(1,913)	(1,789)
Payment of long-term debt	(30,000)	(30,000)
Exercise of stock options	33,100	45,439
Other, net	(608)	(449)

Net cash flows from financing activities	579	13,201

Effect of Exchange Rate Changes on Cash	6,404	2,182

Decrease in Cash and Short-term Investments	(684,217)	(444,766)
Cash and Short-term Investments at Beginning of Period	1,267,038	616,604

Cash and Short-term Investments at End of Period	$582,821	$171,838

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries
Notes To Consolidated Financial Information

1.	The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and interim results of Mattel, Inc. and its subsidiaries (“Mattel”) as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. Because Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2002 Annual Report on Form 10-K.

2.	Accounts receivable are shown net of allowances for doubtful accounts of $23.4 million (June 30, 2003), $35.5 million (June 30, 2002), and $23.3 million (December 31, 2002).

3.	Inventories include the following:

(In thousands)	June 30, 2003	June 30, 2002	Dec. 31, 2002

Raw materials and work in process	$63,384	$51,824	$34,324
Finished goods	476,968	516,452	304,275

	$540,352	$568,276	$338,599

4.	The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2003, is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

(In thousands)	Balance Dec. 31, 2002	Foreign Exchange	Balance June 30, 2003

Mattel Brands	$85,938	$844	$86,782
Fisher-Price Brands	215,931	152	216,083
American Girl Brands	207,571	—	207,571
International	193,713	5,098	198,811

	$703,153	$6,094	$709,247

Identifiable intangibles of $16.5 million (June 30, 2003), $18.1 million (June 30, 2002), and $14.5 million (December 31, 2002) are included in other assets in the consolidated balance sheets. Amortization expense related to identifiable intangibles was not significant to the results of operations for any period.

5.	Other assets include the following:

(In thousands)	June 30, 2003	June 30, 2002	Dec. 31, 2002

Deferred income taxes	$511,499	$650,331	$513,153
Other	271,211	270,528	254,785

	$782,710	$920,859	$767,938

6.	Long-term debt consists of the following:

(In thousands)	June 30, 2003	June 30, 2002	Dec. 31, 2002

Euro notes due 2002	$—	$196,700	$—
Unsecured term loan due 2003	—	200,000	—
6% senior notes due 2003	150,000	150,000	150,000
6-1/8% senior notes due 2005	150,000	150,000	150,000
Medium-term notes	450,000	480,000	480,000
10.15% mortgage note due 2005	40,505	41,312	40,919
Other	1,287	1,416	1,446

	791,792	1,219,428	822,365
Less: current portion	(162,180)	(228,923)	(182,295)

	$629,612	$990,505	$640,070

During 2002, Mattel repaid its Euro 200 million aggregate principal amount of notes upon maturity and its $200.0 million unsecured term loan. In the second quarter of 2003, Mattel repaid $30.0 million of medium-term notes upon maturity.

7.	The changes in the components of other comprehensive income (loss), net of tax, are as follows:

	For the Six Months Ended

(In thousands)	June 30, 2003	June 30, 2002

Income before cumulative effect of change in accounting principles	$53,735	$15,627
Cumulative effect of change in accounting principles	—	(252,194)

Net income (loss)	53,735	(236,567)
Currency translation adjustments	23,741	21,987
Unrealized holding gains on securities	5,542	—
Net unrealized loss on derivative instruments:
Unrealized holding losses	(33,030)	(14,290)
Less: reclassification adjustment for realized losses included in net income (loss)	25,269	2,839

	(7,761)	(11,451)

	$75,257	$(226,031)

8.	Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Mattel’s primary currency exposures are on its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah. For the six months ended June 30, 2003, currency translation adjustments resulted in a net gain of $23.7 million from the strengthening of the Euro, Indonesian rupiah,

Brazilian real, and British pound sterling against the US dollar being partially offset by losses from the weakening of the Mexican peso against the US dollar. For the six months ended June 30, 2002, currency translation adjustments resulted in a net gain of $22.0 million, with gains from the strengthening of the Euro, British pound sterling and Indonesian rupiah against the US dollar being partially offset by losses from the weakening of the Mexican peso against the US dollar.

Gains and losses from foreign currency transactions include gains and losses realized on unhedged inventory purchases and unhedged intercompany receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases are recognized as a component of cost of sales. Gains and losses on unhedged intercompany receivables and payables balances are recognized as a component of other non-operating (income), net in the period in which the exchange rate changes.

Transaction gains and losses included in the consolidated statements of operations for the three- and six-months ended June 30 are as follows:

	For the Three Months Ended		For the Six Months Ended

(In thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Cost of sales	$1,076	$(4,761)	$(3,179)	$(10,499)
Other non-operating (income), net	(508)	(7,957)	(1,235)	(6,849)

Net transaction (gain) loss	$568	$(12,718)	$(4,414)	$(17,348)

9.	On June 27, 2002, the board of directors of Softkey Software Products Inc. accelerated the automatic redemption date of its outstanding exchangeable shares. Concurrently, Mattel exercised its right to acquire these exchangeable shares on the automatic redemption date. On January 7, 2003, Mattel acquired all exchangeable shares not previously exchanged by issuing 312.8 thousand shares of Mattel common stock.

10.	Selling and administrative expenses include research and development expenses of $40.8 million and $38.3 million, and $79.5 million and $76.0 million for the three- and six-months ended June 30, 2003 and 2002, respectively.

11.	Basic income (loss) per common share is computed by dividing reported net income (loss) by the weighted average number of common shares and common shares obtainable upon the exchange of the exchangeable shares of Mattel’s Canadian subsidiary, Softkey Software Products Inc., outstanding during each period.

Diluted income (loss) per common share is computed by dividing reported net income (loss) by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Mattel’s Canadian subsidiary, Softkey Software Products Inc., and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, as applicable. Nonqualified stock options totaling 12.2 million were excluded from the calculation of diluted earnings per share for both the three-and six-months ended June 30, 2003 because they were anti-dilutive. For the three- and six-months ended June 30, 2002, nonqualified stock options totaling 26.4 million and 33.4 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

12.	Mattel has various stock compensation plans, which are more fully described in Note 7 of its 2002 Annual Report on Form 10-K. Mattel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the results of operations for nonqualified stock options granted under Mattel’s plans as such options are granted at not less than the quoted market price of Mattel’s common stock on the date of grant. Had compensation cost for nonqualified stock options been determined based on their fair value at the date of grant consistent with the method of accounting prescribed by SFAS No. 123, Mattel’s net income (loss) and earnings per share would have been adjusted as follows:

	For the Three Months Ended		For the Six Months Ended

(In millions, except per share data)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss)
As reported	$20.9	$19.6	$53.7	$(236.5)
Stock option plans	(3.6)	(4.4)	(7.7)	(7.4)

Pro forma income (loss)	$17.3	$15.2	$46.0	$(243.9)

Income (loss) per share
Basic
As reported	$0.05	$0.04	$0.12	$(0.54)
Stock option plans	(0.01)	(0.01)	(0.02)	(0.02)

Pro forma basic income (loss)	$0.04	$0.03	$0.10	$(0.56)

Diluted
As reported	$0.05	$0.04	$0.12	$(0.54)
Stock option plans	(0.01)	(0.01)	(0.02)	(0.02)

Pro forma diluted income (loss)	$0.04	$0.03	$0.10	$(0.56)

The pro forma amounts shown above are not indicative of the pro forma effect in future periods since the estimated fair value of options is amortized to expense over the vesting period, and the number of options granted varies from period to period.

13.	Supplemental disclosure of cash flow information is as follows:

	For the Six Months Ended

(In thousands)	June 30, 2003	June 30, 2002

Cash paid during the period for:
Interest	$36,532	$62,746
Income taxes	53,271	32,565

14.	Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment historically was further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. In February 2003, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes. The results of Pleasant Company are now reported as American Girl Brands and US Infant & Preschool are now reported as Fisher-Price Brands for segment reporting purposes. To facilitate the comparison of current year segment results to that of the prior year, segment disclosures for the three- and six-months ended June 30, 2002 have been restated to reflect these changes.

The tables below present information about revenues, income and assets by segment. Segment revenues do not include sales adjustments such as trade discounts and other allowances. Such adjustments are, however, included in the determination of segment income from operations. Segment income from operations represents operating income, while consolidated income from operations represents income before income taxes as reported in the consolidated statements of operations. The corporate and other category includes costs not allocated to individual segments, including charges related to the financial realignment plan, incentive compensation and corporate headquarters functions managed on a worldwide basis. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	For the Three Months Ended		For the Six Months Ended

(In thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues
Domestic:
Mattel Brands	$227,662	$297,607	$521,421	$608,448
Fisher-Price Brands	214,751	228,436	380,599	400,785
American Girl Brands	41,587	42,838	87,992	93,432

Total Domestic	484,000	568,881	990,012	1,102,665
International	349,182	314,075	655,705	585,572

Gross sales	833,182	882,956	1,645,717	1,688,237
Sales adjustments	(64,188)	(78,512)	(131,440)	(141,809)

Net sales	$768,994	$804,444	$1,514,277	$1,546,428

Segment Income (Loss)
Domestic:
Mattel Brands	$36,362	$57,032	$106,155	$113,573
Fisher-Price Brands	13,625	12,748	14,945	14,364
American Girl Brands	(2,874)	(3,716)	(4,537)	(4,659)

Total Domestic	47,113	66,064	116,563	123,278
International	20,944	15,913	40,254	20,847

	68,057	81,977	156,817	144,125
Corporate and other expense (a)	26,311	38,545	62,441	79,989

Operating income	41,746	43,432	94,376	64,136
Interest expense	18,212	29,073	35,639	58,680
Interest (income)	(5,266)	(4,553)	(11,666)	(8,426)
Non-operating (income), net	(22)	(6,737)	(3,070)	(5,299)

Income before income taxes	$28,822	$25,649	$73,473	$19,181

(a)	For the three months ended June 30, 2003 and 2002, corporate and other includes $13.1 million and $15.0 million, respectively, of charges related to the financial realignment plan (see Note 15). For the six months ended June 30, 2003 and 2002, corporate and other includes $24.7 million and $35.6 million, respectively, of charges related to the financial realignment plan.

(In thousands)	June 30, 2003	June 30, 2002	Dec. 31, 2002

Assets
Domestic:
Mattel Brands	$298,033	$395,509	$194,346
Fisher-Price Brands	228,444	281,342	181,077
American Girl Brands	69,821	73,954	64,846

Total Domestic	596,298	750,805	440,269
International	460,958	468,616	331,948

	1,057,256	1,219,421	772,217
Corporate and other	86,785	78,165	57,198

Accounts receivable and inventories	$1,144,041	$1,297,586	$829,415

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Six Months Ended

(In thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Worldwide Revenues
Mattel Brands	$494,691	$541,020	$1,027,035	$1,066,340
Fisher-Price Brands	295,622	296,654	528,896	522,163
American Girl Brands	41,587	42,838	87,992	93,432
Other	1,282	2,444	1,794	6,302

Gross sales	833,182	882,956	1,645,717	1,688,237
Sales adjustments	(64,188)	(78,512)	(131,440)	(141,809)

Net sales	$768,994	$804,444	$1,514,277	$1,546,428

15.	During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling and administrative expenses; operating income; and cash flow. The plan will require a total pre-tax charge estimated at $250 million, or $170 million, after-tax, of which approximately $124 million represents cash expenditures and $46 million represents non-cash writedowns. Through June 30, 2003, Mattel has recorded pre-tax charges totaling $249.3 million, or approximately $169 million, after-tax, related to this plan. Of the total charge, $125.2 million (approximately $84 million after-tax) was recorded in 2000, $50.2 million (approximately $35 million after-tax) was recorded in 2001, $48.3 million (approximately $32 million after-tax) was recorded in 2002, and $25.6 million (approximately $18 million after-tax) was recorded in the first half of 2003. Management expects that the remaining pre-tax implementation costs of $0.7 million will be recorded in the second half of 2003.

Expenditures are being made for the following initiatives under the plan:

•	Reduce excess manufacturing capacity;

•	Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

•	Eliminate product lines that do not meet required levels of profitability;

•	Improve supply chain performance and economics;

•	Implement an information technology strategy aimed at achieving operating efficiencies;

•	Eliminate positions at US-based headquarters locations in El Segundo, Fisher-Price and American Girl through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

•	Close and consolidate certain international offices.

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

In April 2001, as part of the financial realignment plan, Mattel announced the closure of its manufacturing and distribution facilities in Murray, Kentucky (“North American Strategy”). Production from this facility has been consolidated into other Mattel-owned and operated facilities in North America. Manufacturing ceased at the Murray location at the end of May 2002. In January 2003, Mattel announced the consolidation of two of its manufacturing facilities in Mexico to further streamline manufacturing within North America.

Through December 31, 2002, Mattel recorded $63.2 million of pre-tax restructuring charges in connection with the financial realignment plan, of which $5.8 million was not yet paid. These charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and American Girl, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities. In the first half of 2003, Mattel recorded a $12.0 million pre-tax restructuring charge in connection with the financial realignment plan, primarily related to consolidation of its US Girls and US Boys-Entertainment divisions and restructuring of its Corolle doll business in France. From inception through June 30, 2003, a total of $55.4 million has been incurred related to the termination of nearly 2,470 employees, of which approximately 120 were terminated during the first half of 2003. Of the 2,470 employee terminations, approximately 1,300 related to the North American Strategy.

The components of the restructuring charges are as follows:

(In millions)	Balance Dec. 31, 2002	2003 Charges	Amounts Incurred	Balance June 30, 2003

Severance and other compensation	$3.9	$12.0	$(12.1)	$3.8
Lease termination costs	1.3	—	(0.5)	0.8
Other	0.6	—	(0.2)	0.4

	$5.8	$12.0	$(12.8)	$5.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Mattel, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Summary

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I of this Quarterly Report. Mattel’s consolidated statements of operations for the three- and six-months ended June 30, 2002 have been restated to classify interest income and other non-operating (income), net below operating income to conform to the year end 2002 presentation. In February 2003, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes. The results of Pleasant Company are now reported as American Girl Brands and US Infant & Preschool are now reported as Fisher-Price Brands for segment purposes. To facilitate the comparison of current year segment results to that of the prior year, segment disclosures for the three- and six-months ended June 30, 2002 have been restated to reflect these changes.

Mattel designs, manufactures and markets a broad variety of toy products worldwide through sales to retailers (i.e., “customers”) and directly to consumers. Mattel’s business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines, and to successfully market those products and product lines. Mattel plans to continue to focus on its portfolio of traditional brands that have historically had worldwide sustainable appeal, to create new brands utilizing its knowledge of children’s play patterns and to target customer and consumer preferences around the world. Mattel also intends to expand its core brands through the Internet, and licensing and entertainment partnerships.

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

Results of Operations

During the second quarter and first half of 2003, there were several factors that had a negative impact on Mattel’s revenue, including increased competition in the doll and various boys toys categories, a weak economy, higher unemployment, and conflict in the Middle East. Mattel’s management expects that some or all of these factors may continue for the remainder of 2003 and may have an impact on future results of operations. Mattel has announced plans to increase marketing and promotion expenditures, and sell new products with the aim of enhancing its position within the doll and boys toys categories. Despite the challenges the company is experiencing, Mattel improved its earnings in the second quarter and first half of 2003. Mattel continues to focus on its four strategic priorities: (i) strengthening core brand momentum; (ii) executing the financial realignment plan and cutting costs; (iii) improving supply chain performance; and (iv) developing people. In the US, as retailers continued to focus on just-in-time inventory management, Mattel further improved the alignment of its shipment of products to retailers with consumer demand. As in 2002, this initiative put downward pressure on second quarter and first half 2003 domestic shipments. However, Mattel expects this strategy should not impact full year 2003 sales.

Mattel intends to continue its emphasis on globalization of its brands. Additionally, management believes the reorganization in the first quarter of 2003, combining the US Girls and US Boys-Entertainment segments under the Mattel Brands segment, should allow Mattel to optimize the strengths and leverage the talent within the segment. The International segment continued to benefit from Mattel’s strategic focus on globalization of brands, including improved product availability, and better alignment of worldwide marketing and sales plans. However, management believes that it will be difficult to maintain the sales growth increases in the International segment that Mattel has achieved in the last two years.

In this Form 10-Q, Mattel uses a non-GAAP financial measure, gross sales, to analyze its continuing operations and to monitor, assess and identify meaningful trends in its operating and financial performance. Net sales, as reported in the consolidated statements of operations, include the impact of sales adjustments, such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments. Consistent with its segment reporting, Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because most sales adjustments are not allocated to individual brands, making net sales less meaningful. A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is provided in Note 14 to the Unaudited Consolidated Financial Statements.

Second Quarter

Consolidated Results

Net income for the second quarter of 2003 was $20.9 million, or $0.05 per diluted share, as compared to net income of $19.6 million, or $0.04 per diluted share, in the second quarter of 2002. Net income in the second quarter of 2003 included a pre-tax charge of $14.0 million ($10.0 million after-tax) related to the financial realignment plan. Net income in the second quarter of 2002 included a pre-tax charge of $15.0 million ($10.0 million after-tax) related to the financial realignment plan.

The following table provides a summary of the consolidated results for the second quarter of 2003 and 2002:

	For the Three Months Ended

	June 30, 2003		June 30, 2002

(In millions, except percentage information)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$769.0	100.0%	$804.4	100.0%

Gross profit	$356.3	46.3%	$354.4	44.1%
Advertising and promotion expenses	80.8	10.5	82.9	10.3
Other selling and administrative expenses	230.5	30.0	221.1	27.5
Restructuring charges	3.3	0.4	6.9	0.9

Operating income	41.7	5.4	43.5	5.4
Interest expense	18.2	2.4	29.1	3.6
Interest (income)	(5.3)	(0.7)	(4.5)	(0.6)
Other non-operating (income), net	—	—	(6.7)	(0.8)

Income before income taxes	$28.8	3.7%	$25.6	3.2%

Net sales in the second quarter of 2003 were $769.0 million, a 4% decrease compared to last year’s $804.4 million. Worldwide gross sales for the second quarter declined by 6%, which included a benefit from changes in foreign currency exchange rates of 4 percentage points. Gross sales within the US decreased 15% from the second quarter of 2002 and accounted for 58% of consolidated gross sales in 2003 compared to 64% in 2002. The decline in gross sales within the US reflects the challenging retail environment, competition in key categories and Mattel’s continued focus on aligning its shipment of products to retailers with consumer demand. In the second quarter of 2003, gross sales in international markets increased 11% compared to 2002. The growth in international gross sales included a benefit from changes in foreign currency exchange rates of over 10 percentage points.

Worldwide gross sales in the second quarter of 2003 for the Mattel Brands category decreased 9% compared to the second quarter of 2002 to $494.7 million, including a 5 percentage point benefit from changes in foreign currency exchange rates. Domestic gross sales decreased by 23% and international gross sales grew by 9%, including an 11 percentage point benefit from changes in foreign currency exchange rates. Worldwide gross sales for Barbie® declined by 8%, including a 6 percentage point benefit from changes in foreign currency exchange rates. A 29% decline in domestic Barbie® gross sales was partially offset by 18% growth in international Barbie® gross sales. The international Barbie® gross sales growth included a 13 percentage point benefit from changes in foreign currency exchange rates. In the US, the decrease in Barbie® gross sales in the second quarter of 2003 compared to 2002 reflects declines in the core Barbie® doll category and continued decreases in the collector and accessories categories which management believes may continue for the remainder of 2003. Worldwide gross sales of other Girls brands were down 12%, including a 5 percentage point benefit from changes in foreign currency exchange rates. The decrease in gross sales of other Girls brands was due to declines in sales of Diva Starz™ and What’s Her Face!™, partially offset by solid performances by Polly Pocket!® and ello™. Worldwide gross sales in the Wheels category were down 20% in the second quarter of 2003 compared to 2002, including a 3 percentage point benefit from changes in foreign currency exchange rates. Worldwide gross sales of the Hot Wheels® product line declined 16% in the second quarter of 2003 compared to 2002 as a 30% decrease in domestic sales was partially offset by an 8% increase in international sales. Additionally, worldwide gross sales of Matchbox® and Tyco® R/C brands declined. Worldwide gross sales in the Entertainment category were up 9% in the second quarter of 2003 compared to 2002, including a 5 percentage point benefit from changes in foreign currency exchange rates. Growth in this category was driven by strong gains in games and puzzles, a solid performance by Yu-Gi-Oh!™, and the introduction of the Warner Brothers properties - Batman™ and Justice League™, partially offset by declines in sales of Harry Potter™ and Max Steel™.

Worldwide gross sales in the second quarter of 2003 for the Fisher-Price Brands category were essentially flat compared to the second quarter of 2002 at $295.6 million, including a 3 percentage point benefit from changes in foreign currency exchange rates. International gross sales increased by 20%, while domestic gross sales decreased by 6%. Worldwide gross sales for core Fisher-Price® products were down 3% due to a 12% decline in domestic sales, partially offset by a 25% increase in international sales. The growth in international gross sales of core Fisher-Price® included a 13 percentage point benefit from changes in foreign currency exchange rates. Character brands experienced double-digit growth worldwide, driven by increased sales in both international and domestic markets.

Gross sales in the second quarter of 2003 for the American Girl Brands category decreased 3% compared to the second quarter of 2002 to $41.6 million. Sales declines in the American Girls Collection® and American Girl Today® product lines were partially offset by continued strong sales in the Bitty Baby® product line. The growth in the Bitty Baby® product line reflects the new product launch of Bitty Twins™. New product launches for the American Girl Today® and American Girls Collection® are scheduled for the second half of 2003.

Gross profit, as a percentage of net sales, was 46.3% in the second quarter of 2003, compared to 44.1% in the second quarter of 2002. Savings realized from the financial realignment plan, supply chain initiatives and favorable product mix caused the improved gross profit. The favorable product mix was driven by greater sales of relatively higher margin male action figures and games and puzzles and reduced sales of lower margin doll accessories. The improvement in gross profit was partially offset by increased commodity and logistics costs. Cost of sales in the second quarter of 2003 includes a $2.4 million financial realignment plan charge, primarily related to the consolidation of two of Mattel’s manufacturing facilities in Mexico. Cost of sales in the second quarter of 2002 includes a $3.8 million financial realignment plan charge, primarily related to the closure of Mattel’s manufacturing and distribution facilities in Murray, Kentucky.

Advertising and promotion expense was 10.5% of net sales in the second quarter of 2003, compared to 10.3% in the second quarter of 2002. Mattel expects advertising and promotion expense, as a percentage of net sales, to rise during 2003, reflecting a combination of flat to increasing media prices and Mattel’s plan for increased spending to support the launch of several new product lines and to attempt to rebuild volume momentum in core brands. Mattel will record increased promotional expense and media spending as sales adjustments, and advertising and promotion expense, respectively.

Other selling and administrative expenses were $230.5 million, or 30.0% of net sales, in the second quarter of 2003, compared to $221.1 million, or 27.5% of net sales, in the second quarter of 2002. Other selling and administrative expenses increased in the second quarter of 2003, primarily due to higher employee benefit and insurance costs and the unfavorable impact of foreign currency exchange. Offsetting the increase in other selling and administrative expenses were savings resulting from continued execution of the financial realignment plan and tight management of costs. Other selling and administrative expenses in the second quarter of 2003 includes a $7.4 million financial realignment plan charge, largely related to the termination of a licensing arrangement and streamlining back office functions. Other selling and administrative expenses in the second quarter of 2002 includes a $4.3 million financial realignment plan charge, largely related to streamlining back office functions. Mattel’s objective is to improve its full year 2003 other selling and administrative expenses, as a percentage of net sales, compared to 2002 through continued focus on controlling costs.

Non-Operating Items

Interest expense decreased from $29.1 million in the second quarter of 2002 to $18.2 million in the second quarter of 2003 due to lower average borrowings resulting from higher cash on hand at the beginning of the year, repayment of approximately $392 million in long-term debt in the second half of 2002 and lower interest rates. Other non-operating (income), net declined from 2002 to 2003 by $6.7 million, primarily due to higher foreign currency exchange gains in 2002 compared to 2003.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment historically was further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. In February 2003, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes. The results of Pleasant Company are now reported as American Girl Brands and US Infant & Preschool are now reported as Fisher-Price Brands for segment purposes.

Mattel Brands gross sales decreased by 24% in the second quarter of 2003 compared to the second quarter of 2002. Within this segment, lower sales of Barbie®, Diva Starz™, What’s Her Face!™, Wheels and Harry Potter™ products were partially offset by growth in Polly Pocket!®, Yu-Gi-Oh!™ and the new Warner Brothers properties – Batman™ and Justice League™. Domestic Barbie® gross sales decreased by 29% due to declines in the core Barbie® doll category and continued decreases in the collector and accessories categories. Fisher-Price Brands gross sales decreased by 6%, due to declines in sales of core Fisher-Price® products, partially offset by increased sales of Power Wheels® and character brands. American Girl Brands gross sales decreased by 3%, as declines in the American Girls Collection® and American Girl Today® product lines were partially offset by increased sales in the Bitty Baby® product line. Management believes the overall decrease in domestic segment gross sales resulted from the aforementioned impact of the challenging retail environment and competition in key categories. Additionally, domestic gross sales in the second quarter of 2003 were negatively impacted by Mattel’s continued focus on aligning its shipments of products to retailers with consumer demand. This strategy, which began in the first quarter of 2002, put downward pressure on first half 2003 sales for Mattel Brands and Fisher-Price Brands, but should not impact full year domestic sales.

International segment gross sales increased by 11% in the second quarter of 2003 compared to the second quarter of 2002, which included a benefit from changes in foreign currency exchange rates of over 10 percentage points. On a regional basis, Europe gross sales grew by 22%, which included a 19 percentage point benefit from changes in foreign currency exchange rates. Asia-Pacific gross sales increased by 21%, which included an 11 percentage point benefit from changes in foreign currency exchange rates. Canada gross sales grew by 3%, which included a 7 percentage point benefit from changes in foreign currency exchange rates. Latin America gross sales were down 14%, which included a 6 percentage point negative impact from foreign currency exchange rates. The decrease in Latin America gross sales was also driven by declines in Mexico and the Latin American Export markets, where Mattel has shortened customer payment terms and made progress in moving shipments closer to consumer purchases.

Mattel Brands segment income decreased by 36% to $36.4 million in the second quarter of 2003, primarily due to lower volume. Fisher-Price Brands segment income increased by 7% to $13.6 million in the second quarter of 2003, largely due to improved gross profit, partially offset by lower volume. The American Girl Brands segment loss decreased from $3.7 million in the second quarter of 2002 to $2.9 million in the second quarter of 2003, primarily due to improved gross profit. International segment income increased 32% to $20.9 million in the second quarter of 2003, largely due to increased volume and improved gross profit.

First Half

Consolidated Results

Net income for the first half of 2003 was $53.7 million, or $0.12 per diluted share, as compared to a net loss of $236.6 million, or $0.54 per diluted share, in the first half of 2002. Net income in the first half of 2003 included a pre-tax charge of $25.6 million ($18.0 million after-tax) related to the financial realignment plan. In the first half of 2002, Mattel implemented SFAS No. 142, Goodwill and Other Intangible Assets, and recorded a one-time transition adjustment of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the American Girl Brands goodwill. In the first half of 2002, Mattel also incurred a pre-tax charge of $35.6 million ($24.3 million after-tax) related to the financial realignment plan. The combined effect of these items was $276.5 million, after tax.

The following table provides a summary of the consolidated results for the first half of 2003 and 2002:

	For the Six Months Ended

	June 30, 2003		June 30, 2002

(In millions, except percentage information)	Results	% of Net Sales	Results	% of Net Sales

Net sales	$1,514.3	100.0%	$1,546.4	100.0%

Gross profit	$724.3	47.8%	$686.3	44.4%
Advertising and promotion expenses	164.6	10.9	165.6	10.7
Other selling and administrative expenses	453.4	29.9	434.8	28.1
Restructuring charges	12.0	0.8	21.7	1.4

Operating income	94.3	6.2	64.2	4.2
Interest expense	35.6	2.4	58.7	3.8
Interest (income)	(11.7)	(0.8)	(8.4)	(0.5)
Other non-operating (income), net	(3.0)	(0.2)	(5.2)	(0.3)

Income before income taxes	$73.4	4.8%	$19.1	1.2%

Net sales in the first half of 2003 were $1,514.3 million, a 2% decrease, compared to $1,546.4 million in the first half of 2002. Worldwide gross sales for the first half of 2003 declined by 3%, which included a benefit from changes in foreign currency exchange rates of 4 percentage points. Gross sales in the US decreased 10% from the first half of 2002 and accounted for 60% of consolidated gross sales in the first half of 2003 compared to 65% in 2002. The decline in gross sales within the US reflects the challenging retail environment, competition in key categories and Mattel’s continued focus on aligning its shipment of products to retailers with consumer demand. In the first half of 2003, gross sales in international markets increased 12% compared to the first half of 2002. The growth in international gross sales included a benefit from changes in foreign currency exchange rates of over 11 percentage points.

Worldwide gross sales for the Mattel Brands category decreased 4% to $1,027.0 million in the first half of 2003, including a 5 percentage point benefit from changes in foreign currency exchange rates. Domestic gross sales decreased by 14% and international gross sales grew by 9%, including an 11 percentage point benefit from changes in foreign currency exchange rates. Worldwide gross sales for Barbie® declined by 4%, including a 6 percentage point benefit from changes in foreign currency exchange rates. A 21% decline in domestic Barbie® gross sales was partially offset by 17% growth in international Barbie® gross sales. The international Barbie® gross sales growth included a 14 percentage point benefit from changes in foreign currency exchange rates. In the US, the decrease in Barbie® gross sales in the first half of 2003 compared to the first half of 2002 reflects declines in the core Barbie® doll category and continued decreases in the collector and accessories categories which management believes may continue for the remainder of 2003. Worldwide gross sales of other Girls brands were down 3%, including a 5 percentage point benefit from changes in foreign currency exchange rates. The decrease in gross sales of other Girls brands was due to declines in sales of Diva Starz™ and What’s Her Face!™, partially offset by solid performances by Polly Pocket!® and ello™. Worldwide gross sales in the Wheels category were down 13% in the first half of 2003 compared to the first half of 2002, including a 3 percentage point benefit from changes in foreign currency exchange rates. Worldwide gross sales of the Hot Wheels® product line decreased 7% in the first half of 2003 compared to the first half of 2002 as an 18% decrease in domestic sales was partially offset by a 16% increase in international sales. Additionally, worldwide gross sales of Matchbox® and Tyco® R/C brands declined. Worldwide gross sales in the Entertainment category were up 14% in the first half of 2003 compared to the first half of 2002, including a 5 percentage point benefit from changes in foreign currency exchange rates. Growth in this category was driven by strong gains in games and puzzles, a solid performance by Yu-Gi-Oh!™, the re-launch of the He-Man® and Masters of the Universe® brand and the introduction of the Warner Brothers properties - Batman™ and Justice League™, partially offset by declines in sales of Harry Potter™ and Max Steel™.

Worldwide gross sales for the Fisher-Price Brands category increased 1% to $528.9 million in the first half of 2003, including a 2 percentage point benefit from changes in foreign currency exchange rates. International gross sales increased by 23%, while domestic gross sales decreased by 5%. Worldwide gross sales for core Fisher-Price® products were up 1%, driven by a 29% increase in international sales, partially offset by an 8% decline in domestic sales. The growth in international gross sales of core Fisher-Price® included a 14 percentage point benefit from changes in foreign currency exchange rates. Character brands achieved double-digit growth worldwide, driven by increased sales in both international and domestic markets.

Gross sales for the American Girl Brands category decreased 6% to $88.0 million in the first half of 2003. Sales declines in the American Girl Today® product line were partially offset by increased sales in the American Girls Collection® and Bitty Baby® product lines. The growth in American Girls Collection® and Bitty Baby® product lines reflected the new product launches of Kaya™ and Bitty Twins™. New product launches for the American Girl Today® and American Girls Collection® are scheduled for the second half of 2003.

Gross profit, as a percentage of net sales, was 47.8% in the first half of 2003, compared to 44.4% in the first half of 2002. The gross profit improvement was due to savings realized from the financial realignment plan and supply chain initiatives and favorable product mix. The favorable product mix was driven by greater sales of relatively higher margin male action figures and games and puzzles and reduced sales of lower margin doll accessories. Cost of sales in the first half of 2003 includes a charge of $4.1 million for the financial realignment plan, primarily related to the consolidation of two of Mattel’s manufacturing facilities in Mexico. Cost of sales in the first half of 2002 includes a charge of $7.8 million for the financial realignment plan, primarily related to the closure of Mattel's manufacturing and distribution facilities in Murray, Kentucky.

Advertising and promotion expense was 10.9% of net sales in the first half of 2003, compared to 10.7% in the first half of 2002. Mattel expects advertising and promotion expense, as a percentage of net sales, to rise during 2003, reflecting a combination of flat to increasing media prices and Mattel’s plan for increased spending to support the launch of several new product lines and to attempt to rebuild volume momentum in core brands. Mattel will record increased promotional expense and media spending as sales adjustments, and advertising and promotion expense, respectively.

Other selling and administrative expenses were $453.4 million, or 29.9% of net sales, in the first half of 2003, compared to $434.8 million, or 28.1% of net sales, in the first half of 2002. Other selling and administrative expenses increased in the first half of 2003, primarily due to higher employee benefit and insurance costs and the unfavorable impact of foreign currency exchange. Offsetting the increase in other selling and administrative expenses were savings resulting from continued execution of the financial realignment plan and tight management of costs. Other selling and administrative expenses in the first half of 2003 includes an $8.6 million financial realignment plan charge, largely related to streamlining back office functions and the termination of a licensing arrangement. Other selling and administrative expenses in the first half of 2002 includes a $6.1 million financial realignment plan charge, largely related to streamlining back office functions. Mattel’s objective is to improve its full year 2003 other selling and administrative expenses, as a percentage of net sales, compared to 2002 through continued focus on controlling costs.

Non-Operating Items

Interest expense decreased from $58.7 million in the first half of 2002 to $35.6 million in the first half of 2003 due to lower average borrowings resulting from higher cash on hand at the beginning of the year, lower interest rates and repayment of approximately $392 million in long-term debt in the second half of 2002. Interest income increased from $8.4 million in the first half of 2002 to $11.7 million in the first half of 2003, due to higher average cash balances in 2003 relative to 2002. Other non-operating (income), net was $3.0 million in the first half of 2003 compared to $5.2 million in the first half of 2002, primarily due to higher foreign currency exchange gains in 2002 compared to 2003, partially offset by investment gains in 2003 versus investment losses in 2002.

Business Segment Results

Mattel Brands gross sales decreased by 14% in the first half of 2003 compared to the first half of 2002. Within this segment, lower sales of Barbie®, Diva Starz™, What’s Her Face!™, Wheels and Harry Potter™ products were partially offset by growth in Polly Pocket!®, Yu-Gi-Oh!™, games and puzzles and the new Warner Brothers properties – Batman™ and Justice League™. Domestic Barbie® gross sales decreased by 21% due to declines in the core Barbie® doll category and continued decreases in the collector and accessories categories. Fisher-Price Brands gross sales decreased by 5%, due to declines in sales of core Fisher-Price® and Power Wheels® products, partially offset by increased sales of character brands. American Girl Brands gross sales decreased by 6%, as declines in the American Girl Today® product line were partially offset by increased sales in the Bitty Baby® and American Girls Collection® product lines. Management believes the overall decrease in domestic segment gross sales resulted from the aforementioned impact of the challenging retail environment and competition in key categories. Additionally, domestic gross sales in the first half of 2003 were negatively impacted by Mattel’s continued focus on aligning its shipments of products to retailers with consumer demand. This strategy, which began in the first quarter of 2002, put downward pressure on first half 2003 sales for Mattel Brands and Fisher-Price Brands, but should not impact full year domestic sales.

International segment gross sales increased by 12% in the first half of 2003 compared to the first half of 2002, which included a benefit from changes in foreign currency exchange rates of over 11 percentage points. On a regional basis, Europe gross sales grew by 23%, which included a 20 percentage point benefit from changes in foreign currency exchange rates. Asia-Pacific gross sales increased by 14%, which included a 10 percentage point benefit from changes in foreign currency exchange rates. Canada gross sales grew by 11%, which included a 6 percentage point benefit from changes in foreign currency exchange rates. Latin America gross sales were down 20%, which included a 7 percentage point negative impact from foreign currency exchange rates. The decrease in Latin America gross sales was also driven by declines in Mexico and the Latin American Export markets, where Mattel has shortened customer payment terms and made progress in moving shipments closer to consumer purchases.

Mattel Brands segment income decreased by 7% to $106.2 million in the first half of 2003, largely due to lower volume, partially offset by improved gross profit. Fisher-Price Brands segment income increased by 4% to $14.9 million in the first half of 2003, primarily due to improved gross profit, partially offset by lower volume and increased selling and administrative expenses. The American Girl Brands segment loss for the first half of 2003 remained relatively flat at $4.5 million compared to 2002. International segment income increased from $20.8 million in the first half of 2002 to $40.3 million in the first half of 2003, largely due to increased volume and improved gross profit, partially offset by increased selling and administrative expenses.

Financial Realignment Plan

During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling and administrative expenses; operating income; and cash flow. The plan will require a total pre-tax charge estimated at approximately $250 million, or $170 million, after-tax, of which approximately $124 million represents cash expenditures and $46 million represents non-cash writedowns.

Under the plan, Mattel is on track to deliver at least the targeted initial cumulative pretax cost savings of approximately $200 million by year end 2003. Over the last two years, Mattel recognized cumulative pretax cost savings of approximately $142 million, of which approximately $55 million and $87 million were realized in 2001 and 2002, respectively. The $87 million of savings achieved in 2002 exceeded the previously expected amount by approximately $22 million, largely due to the accelerated execution of the North American Strategy. In 2003, Mattel expects to achieve pretax cost savings of approximately $80 million. There is no assurance, however, that Mattel will be able to successfully implement all phases of its financial realignment plan or that it will realize the anticipated cost savings and improved cash flows.

A summary of the components of the financial realignment plan and the timeframe to complete implementation of the plan is as follows:

	Actual Charges				Projected Charges

	For the Year Ended			Through June 30,	July 1 to Dec. 31,

(In millions)	2000	2001	2002	2003	2003	Total

Gross profit	$78.6	$28.2	$10.4	$4.1	$—	$121.3
Advertising and promotion expenses	4.8	0.3	—	—	—	5.1
Other selling and administrative expenses	13.4	6.0	13.3	8.6	—	41.3
Restructuring and other charges	22.9	15.7	24.6	12.0	0.7	75.9
Other non-operating expense, net	5.5	—	—	0.9	—	6.4

Pretax charges	$125.2	$50.2	$48.3	$25.6	$0.7	$250.0

Approximate after-tax charges	$84	$35	$32	$18	$1	$170

The charges referred to above represent expenditures for the following major initiatives:

•	Reduce excess manufacturing capacity;

•	Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

•	Eliminate product lines that do not meet required levels of profitability;

•	Improve supply chain performance and economics;

•	Implement an information technology strategy aimed at achieving operating efficiencies;

•	Eliminate positions at US-based headquarters locations in El Segundo, Fisher-Price and American Girl through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

•	Close and consolidate certain international offices.

Future pre-tax implementation costs of $0.7 million have not been accrued as of June 30, 2003. Management expects to record these remaining costs in the second half of 2003.

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

In April 2001, as part of the financial realignment plan, Mattel announced the closure of its manufacturing and distribution facilities in Murray, Kentucky, as part of the North American Strategy. Production from this facility has been consolidated into other Mattel-owned and operated facilities in North America. Manufacturing ceased at the Murray location at the end of May 2002. In January 2003, Mattel announced the consolidation of two of its manufacturing facilities in Mexico to further streamline manufacturing within North America.

The components of restructuring charges are as follows:

(In millions)	Balance Dec. 31, 2002	2003 Charges	Amounts Incurred	Balance June 30, 2003

Severance and other compensation	$3.9	$12.0	$(12.1)	$3.8
Lease termination costs	1.3	—	(0.5)	0.8
Other	0.6	—	(0.2)	0.4

	$5.8	$12.0	$(12.8)	$5.0

Through December 31, 2002, Mattel recorded $63.2 million of pre-tax restructuring charges in connection with the financial realignment plan, of which $5.8 million was not yet paid. These charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and American Girl, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities. In the first half of 2003, Mattel recorded a $12.0 million pre-tax restructuring charge in connection with the financial realignment plan, primarily related to consolidation of its US Girls and US Boys-Entertainment divisions and restructuring of its Corolle doll business in France. From inception through June 30, 2003, a total of $55.4 million has been incurred related to the termination of nearly 2,470 employees, of which approximately 120 were terminated during the first half of 2003. Of the 2,470 employee terminations, approximately 1,300 related to the North American Strategy.

Liquidity and Capital Resources

Mattel’s primary source of liquidity for the first half of 2003 was cash on hand at the beginning of the year. Cash flows used for operating activities increased by $203.7 million compared to the first half of 2002, largely due to an increase in working capital, partially offset by increased income from operations. The increase in working capital during the first half of 2003 compared to the first half of 2002 was partially attributable to payments made in 2003 related to year end 2002 accruals for incentive compensation and the shareholder litigation settlement. Additionally, Mattel entered 2003 with relatively lower levels of accounts receivable and inventories than in 2002 due to working capital improvements achieved during the first half of 2002. While Mattel continues to strive for working capital improvement in 2003, management does not expect to generate the same magnitude of cash flow from working capital improvements as in 2002. During the first half of 2003 and 2002, Mattel invested $87.3 million and $63.0 million, respectively, in tooling and other fixed assets to support existing and new products, its long-term information technology strategy, certain financial realignment plan initiatives, and construction of the new American Girl Place® in New York City. Mattel expects to invest approximately $180 million to $200 million during fiscal year 2003 in capital expenditures for continued investment in its product lines and strategic initiatives. Cash flows from financing activities were $0.6 million and $13.2 million in the first half of 2003 and 2002, respectively, primarily due to the exercise of stock options, partially offset by the repayment of medium term-notes and short-term borrowings. On July 15, 2003, Mattel repaid $150.0 million in 6% senior notes upon maturity.

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

Over the long-range horizon, assuming cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to shareholders through cash dividends and share repurchases. On July 21, 2003, Mattel announced that its board of directors had approved a share repurchase program of up to $250.0 million. Repurchases will take place from time to time, depending on market conditions. The ability to successfully implement the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities. There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve its targeted goals from investing activities. Further, Mattel’s management may alter its plans in the future.

Seasonal Financing

Mattel’s financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when inventories are at their highest levels in anticipation of expected second half sales volume and when accounts receivable are at their highest levels due to increased sales volume, consistent with the industry taken as a whole. Mattel expects to finance its seasonal working capital requirements for the next twelve months by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables, and using various short-term bank lines of credit. Mattel has a $1.060 billion, 3-year domestic unsecured committed revolving credit facility that expires in 2005. This facility provides short-term borrowings from a commercial bank group. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the second quarter of 2003. As of June 30, 2003, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.30 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 10.77 to 1 (compared to a minimum allowed of 3.50 to 1). The unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

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

Mattel’s subsidiaries Mattel International Holdings B.V., a Netherlands company, Mattel France S.A.S., a French company, and Mattel GmbH, a German company, have entered into a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to a bank, Societe Generale Nederland N.V. The receivables sales are accounted for as a sale. As with the domestic receivables facility, each sale of accounts receivable is recorded on Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Nederland Bank N.V. and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH effective June 29, 2003, the commitment termination date for the European receivables facility was extended to June 25, 2004.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, and have been excluded from Mattel’s consolidated balance sheets as of the dates indicated are summarized as follows:

(In millions)	June 30, 2003	June 30, 2002	Dec. 31, 2002

Receivables sold pursuant to the:
Domestic receivables facility	$55.6	$56.0	$276.1
European receivables facility	64.9	72.2	85.2
Other factoring arrangements	—	—	76.0

	$120.5	$128.2	$437.3

Financial Position

Mattel’s cash and short-term investments increased by $411.0 million to $582.8 million at June 30, 2003 compared to $171.8 million at June 30, 2002, largely due to the higher cash position at year end 2002 of $1.267 billion relative to year end 2001 of $616.6 million. Compared to year end 2002, cash and short-term investments decreased by $684.2 million, primarily due to cash flows used for operating activities, payments made in 2003 related to year end 2002 accruals for incentive compensation and the shareholder litigation settlement, and repayment of $30.0 million of medium-term notes upon maturity. Accounts receivable, net decreased by $125.6 million to $603.7 million at June 30, 2003 compared to $729.3 million at June 30, 2002, reflecting improved cash collections. Compared to year end 2002, accounts receivable, net increased by $112.9 million. Excluding the decrease in factored receivables of $316.8 million, accounts receivable, net decreased $203.9 million compared to year end 2002 due to lower sales volume and improved cash collections. Inventories increased by $201.8 million to $540.4 million at June 30, 2003 compared to $338.6 million at year end 2002 as a result of seasonal inventory buildup to support sales in the second half of the year. Other assets decreased by $138.1 million from $920.8 million at June 30, 2002 to $782.7 million at June 30, 2003, principally due to lower noncurrent deferred tax assets.

Current portion of long-term debt decreased $66.7 million to $162.2 million at June 30, 2003 compared to $228.9 million at June 30, 2002, primarily due to repayment of the 200 million Euro notes and $30.0 million of medium-term notes upon maturity, partially offset by the reclassification of $150.0 million of 6% senior notes and $10.0 million of medium-term notes maturing in the next twelve months from long-term debt to current portion of long-term debt. Accrued liabilities decreased $428.6 million since year end 2002 to $513.3 million, mainly due to a decrease in receivable collections due to banks, payments made in 2003 related to year end 2002 accruals for incentive compensation and the shareholder litigation settlement, and lower advertising and royalty accruals.

A summary of Mattel’s capitalization is as follows:

(In millions, except percentage information)	June 30, 2003		June 30, 2002		Dec. 31, 2002

Medium-term notes	$440.0	15%	$450.0	16%	$450.0	16%
Senior notes	150.0	5	500.0	18	150.0	5
Other long-term debt obligations	39.6	1	40.5	2	40.1	2

Total long-term debt	629.6	21	990.5	36	640.1	23
Other long-term liabilities	202.6	7	171.5	6	192.1	7
Stockholders’ equity	2,092.9	72	1,570.9	58	1,978.7	70

	$2,925.1	100%	$2,732.9	100%	$2,810.9	100%

Total long-term debt decreased by $360.9 million at June 30, 2003 compared to June 30, 2002 due to the aforementioned reclassification of the $150.0 million of 6% senior notes and $10.0 million of medium-term notes maturing in the next twelve months to current portion of long-term debt. Additionally, Mattel repaid its $200.0 million term loan in the fourth quarter of 2002. Mattel expects to satisfy its future long-term capital needs through the retention of corporate earnings and the issuance of long-term debt instruments. Stockholders’ equity increased $522.0 million since June 30, 2002, primarily as a result of income from operations and cash received from exercise of employee stock options, partially offset by minimum pension liability adjustments and net unrealized losses on derivative instruments recorded in accumulated other comprehensive (loss), and the payment of dividends on common stock in the fourth quarter of 2002.

Mattel’s debt-to-total capital ratio, including short-term borrowings and current portion of long-term debt, improved from 44% at June 30, 2002 to 28% at June 30, 2003 due to strong cash flow generated by operations during 2002 combined with the repayment of long-term debt. Mattel plans to target a goal of reducing its year end debt-to-total capital ratio to approximately 25% with the target of achieving a long-term debt rating of single-A.

Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; increased competition; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; operating efficiencies, including those associated with supply chain and information technology initiatives; capital deployment plan (including statements about free cash flow, seasonal working capital, debt-to-equity ratios, capital expenditures, strategic acquisitions and share repurchases); cost increases; increased advertising and promotion spending; and profitability. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Form 10-Q and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time to time in other reports filed by Mattel with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

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

Seasonality, Managing Production and Predictability of Orders

Mattel’s business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period of September through December. As a result, Mattel’s annual operating results will depend, in large part, on sales during the relatively brief holiday season. Retailers are constantly attempting to manage their inventories better, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. This in turn results in shorter lead times for production. Shipping disruptions limiting the availability of ships or containers in Asia during peak demand times may affect Mattel’s ability to deliver its products in time to meet retailer demand. These factors increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

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

Manufacturing Risk

Mattel owns and operates manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia and Thailand. A risk of political instability and civil unrest exists in these countries, which could temporarily or permanently damage Mattel’s manufacturing operations located there, and the threat or occurrence of outbreaks of Severe Acute Respiratory Syndrome (“SARS”) could slow or stop production in Mattel’s owned or contracted manufacturing facilities. Mattel’s business, financial position and results of operations would be negatively impacted by a significant disruption to its manufacturing operations or suppliers.

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

Success of New Initiatives

Mattel has announced initiatives to improve the execution of its core business, globalize and extend Mattel’s brands, catch new industry trends and develop people, including a supply chain initiative and a long-term information technology strategy. Such initiatives require solving complex business challenges and extensive and intensive execution. Accordingly, the success of these initiatives is not assured. Failure to successfully implement any of these initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Changes in Laws and Regulations

Mattel operates in a highly regulated environment in US and international markets. US federal, state and local governmental entities and foreign governments regulate many aspects of Mattel’s business including its products and the importation and exportation of its products. Such regulations may include taxes, trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety and other administrative and regulatory restrictions. Changes in laws or regulations may lead to increased costs or the interruption of normal business operations.

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

Foreign currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause exchange rate exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency exchange exposure for the year and partially or fully hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. The majority of all intercompany receivables and payables denominated in foreign currencies are hedged or are short-term balances with minimal currency exposure. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by foreign currency exchange rate fluctuations on its net investment in foreign subsidiaries. Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Mattel’s primary currency exposures are on its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah.

Mattel also entered into a cross currency interest rate swap to convert the interest and principal amount from Euros to US dollars on its 200 million Euro notes, which were repaid in July 2002.

Item 4.	Controls and Procedures.

As of June 30, 2003, Mattel’s disclosure controls and procedures were evaluated. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information relating to Mattel required to be included in Mattel’s periodic reports.

During the fourth quarter of 2002 and continuing in the first six months of 2003, Mattel began a planned conversion to new and upgraded financial and human resources information technology systems. Mattel has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, nor is reasonably likely to materially affect Mattel’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation Related to Learning Company

Following Mattel’s announcement in October 1999 of the expected results of its Learning Company division for the third quarter of 1999, various Mattel stockholders filed purported class action complaints naming Mattel and certain of its present and former officers and directors as defendants.

These shareholder complaints were consolidated into two lead cases, one under §10(b) of the Securities Exchange Act of 1934 (“the Act”), and the other under §14(a) of the Act. Both of these federal lawsuits are pending in the United States District Court for the Central District of California. In November 2002, the Court permitted the actions to proceed as class actions.

Several stockholders filed related derivative complaints purportedly on behalf of Mattel. Some of the derivative suits were consolidated into one lawsuit in Los Angeles County Superior Court in California, which was dismissed for failure to make pre-suit demand on the board of directors. An appeal from that decision was filed, but was dismissed in July 2003 by stipulation of the parties. Another derivative suit was filed in the Court of Chancery in Delaware, and was dismissed without prejudice in August 2002. A third derivative suit, filed in federal court in the Central District of California, was dismissed in July 2002, and re-filed in November 2002 as part of the settlement described below.

In November 2002, the parties negotiated and thereafter memorialized in a final settlement agreement a settlement of all the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. The settlement is conditioned upon court approval of the terms of the settlement, and entry of final judgments dismissing the federal lawsuits. In July 2003, the court entered orders granting preliminary approval of the terms of the settlement, and a final decision on whether to approve those terms is expected following additional proceedings relating thereto.

At the time of the lawsuits, Mattel maintained directors and officers liability insurance with a maximum coverage of $120 million through several different carriers. One of those carriers, Reliance Insurance Company, had become insolvent, and was unable to meet its coverage obligation for its $20 million excess layer. As a result, Mattel contributed this $20 million layer to the settlement fund, and made a claim against the California Insurance Guarantee Association (“CIGA”) to recoup the full $20 million of the Reliance layer. CIGA disputed that it had to pay this amount, but on June 27, 2003, they agreed to pay $0.5 million to Mattel, without prejudice to Mattel’s right to seek additional amounts. That same day, Mattel filed a lawsuit in Los Angeles County Superior Court seeking a declaration that CIGA is obligated to pay additional amounts to Mattel. CIGA has not yet responded to Mattel’s complaint, but, by stipulation of the parties, the court has set a hearing on cross-motions for summary judgment for December 2003.

Litigation Related to Greiner & Hausser

In December 2001, Mattel was served with a lawsuit that had been filed in the Geschaeftsstelle des Landgerichts Nuernberg-Fuerth, a German lower court, on May 9, 2001, by Greiner & Hausser GmbH i.L. (“G&H”), a German toy company that had filed for bankruptcy in 1983 and ceased operations by 1985. The action is based upon a claimed misrepresentation by Mattel during negotiations in the early 1960’s when G&H sold all patent and other rights in and to the Bild Lilli property (“Lilli”) to Mattel. G&H alleges that Mattel’s representative in those negotiations stated that Mattel’s international Barbie® brand sales were “insignificant” in 1964. The suit claims that, had the alleged misrepresentation not occurred, G&H would have succeeded in extracting from Mattel an agreement to pay G&H a royalty on Mattel’s future Barbie® sales. Underlying the plaintiff’s claim is the allegation that the first Barbie® doll was copied from the Lilli doll.

G&H is seeking unspecified damages relating the Barbie® dolls sold from 1971 through 1974. It has initially estimated damages in an amount equal to approximately $4.5 million. Mattel believes that if the plaintiff were to be successful in the current action, it would pursue further actions for damages relating to sales for other time frames as well. The current action further requests a declaration that G&H may resume production of the Lilli doll.

Following an initial hearing on October 25, 2002, the German lower court dismissed G&H’s action in its entirety on December 13, 2002, based on the expiration of the applicable statute of limitations and other procedural grounds. G&H appealed this ruling to the Nuernberg Court of Appeals. On July 8, 2003, the Court of Appeals issued a Final Judgment and Order rejecting the appeal. Mattel does not know whether G&H will seek a further appeal to the German Supreme Court. If G&H does in fact appeal, Mattel intends to defend the decisions of the lower court and the appeals court vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Mattel was held on May 14, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of management’s nominees for directors as listed in the proxy statement were elected pursuant to the process described in the proxy statement, with the number of votes cast as follows:

	Votes “FOR”	Votes Withheld

Eugene P. Beard	362,794,390	12,740,549
Dr. Harold Brown	396,169,601	12,740,549
Robert A. Eckert	392,318,294	12,740,549
Tully M. Friedman	384,503,900	12,740,549
Ronald M. Loeb	230,377,440	12,740,549
Dr. Andrea L. Rich	362,495,788	12,740,549
William D. Rollnick	361,906,720	12,740,549
Christopher A. Sinclair	396,445,612	12,740,549
G. Craig Sullivan	385,046,599	12,740,549
John L. Vogelstein	355,116,308	12,740,549
Kathy Brittain White	362,207,476	12,740,549

The proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants for Mattel for the year ending December 31, 2003, was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”

338,005,271	35,196,051	2,212,321	—

The Mattel, Inc. 2003 Long-Term Incentive Plan was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”

352,522,494	20,096,760	2,794,389	—

A stockholder proposal regarding shareholder rights plans was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”

234,997,768	79,404,799	9,931,693	51,079,384

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

11.0	Computation of Income (Loss) per Common and Common Equivalent Share

12.0	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.0	Certification of Principal Executive Officer dated August 14, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer dated August 14, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0

Certification of Principal Executive Officer and Principal Financial Officer dated August 14, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

99.0	Amendment to Master Agreement for the Transfer of Receivables dated July 29, 2003 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH

99.1	Form of Option Grant Agreement for Outside Directors (Initial Grant) under the Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the “1996 Plan”), as amended

99.2	Form of Option Grant Agreement for Outside Directors (Annual Grant) under the 1996 Plan, as amended

99.3	Form of Option Grant Agreement (Three Year Vesting) under the 1996 Plan, as amended

(b)	Reports on Form 8-K

Mattel filed the following Current Report on Form 8-K during the quarterly period ended June 30, 2003:

Date of Report	Items Reported	Financial Statements Filed

April 23, 2003	7, 9	None

______________

[1]	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTEL, INC.

(Registrant)
Date: As of August 14, 2003	By:

Douglas E. Kerner Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)