Form 10-Q
period 2003-09-30
MATTEL INC /DE/
filed 2003-11-13
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒ No ☐

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of November 7, 2003.

429,885,676 shares

Mattel, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

Mattel, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)	Sept. 30, 2003 (Unaudited)	Sept. 30, 2002 (Unaudited)	Dec. 31, 2002
Assets

Current Assets
Cash and short-term investments	$401,394	$196,365	$1,267,038
Accounts receivable, net	1,258,096	1,372,931	490,816
Inventories	619,738	573,769	338,599
Prepaid expenses and other current assets	283,128	227,292	292,511

Total current assets	2,562,356	2,370,357	2,388,964

Property, Plant and Equipment
Land	33,508	33,175	33,197
Buildings	258,537	265,042	246,786
Machinery and equipment	668,841	609,032	623,901
Capitalized leases	23,271	23,271	23,271
Leasehold improvements	94,627	76,754	79,866

	1,078,784	1,007,274	1,007,021
Less: accumulated depreciation	607,911	552,300	546,636

	470,873	454,974	460,385
Tools, dies and molds, net	148,475	141,325	139,219

Property, plant and equipment, net	619,348	596,299	599,604

Other Noncurrent Assets
Goodwill	710,104	698,884	703,153
Other assets	712,232	830,863	767,938

Total Assets	$4,604,040	$4,496,403	$4,459,659

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(In thousands, except share data)	Sept. 30, 2003 (Unaudited)	Sept. 30, 2002 (Unaudited)	Dec. 31, 2002
Liabilities and Stockholders’ Equity

Current Liabilities
Short-term borrowings	$33,727	$95,461	$25,190
Current portion of long-term debt	12,158	382,236	182,295
Accounts payable	426,579	383,419	296,307
Accrued liabilities	773,292	768,875	941,912
Income taxes payable	187,554	226,987	203,049

Total current liabilities	1,433,310	1,856,978	1,648,753

Long-Term Liabilities
Long-term debt	629,374	640,290	640,070
Other	206,929	167,413	192,124

Total long-term liabilities	836,303	807,703	832,194

Stockholders’ Equity
Special voting preferred stock representing the voting rights of 0.4 million and 0.3 million outstanding exchangeable shares at September 30, 2002 and December 31, 2002, respectively	—	—	—
Common stock $1.00 par value, 1.0 billion shares authorized; 440.6 million shares, 437.1 million shares and 437.2 million shares issued, respectively	440,580	437,073	437,229
Additional paid-in capital	1,585,722	1,548,542	1,541,242
Treasury stock at cost; 3.5 million shares, 0.2 million shares and 6.7 thousand shares, respectively	(67,072)	(7,249)	(245)
Retained earnings	664,899	176,907	341,133
Accumulated other comprehensive (loss)	(289,702)	(323,551)	(340,647)

Total stockholders’ equity	2,334,427	1,831,722	1,978,712

Total Liabilities and Stockholders’ Equity	$4,604,040	$4,496,403	$4,459,659

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
(Unaudited; in thousands, except per share amounts)
Net Sales	$1,704,674	$1,669,424	$3,218,951	$3,215,852
Cost of sales	864,605	829,024	1,654,552	1,689,200

Gross Profit	840,069	840,400	1,564,399	1,526,652
Advertising and promotion expenses	196,638	186,980	361,192	352,509
Other selling and administrative expenses	263,275	286,359	716,675	721,246
Restructuring and other charges	(7,631)	—	4,369	21,700

Operating Income	387,787	367,061	482,163	431,197
Interest expense	21,208	26,588	56,847	85,268
Interest (income)	(3,083)	(5,211)	(14,749)	(13,637)
Other non-operating (income), net	(3,770)	(1,484)	(6,840)	(6,783)

Income From Continuing Operations Before Income Taxes	373,432	347,168	446,905	366,349
Provision for income taxes	103,401	93,847	123,139	97,401

Income From Continuing Operations	270,031	253,321	323,766	268,948
Gain from discontinued operations, net of taxes of $16.0 million	—	27,253	—	27,253

Income Before Cumulative Effect of Change in Accounting Principles	270,031	280,574	323,766	296,201
Cumulative effect of change in accounting principles, net of tax	—	—	—	(252,194)

Net Income	$270,031	$280,574	$323,766	$44,007

Income (Loss) Per Common Share – Basic
Income from continuing operations	$0.61	$0.58	$0.74	$0.62
Gain from discontinued operations	—	0.06	—	0.06
Cumulative effect of change in accounting principles	—	—	—	(0.58)

Net income	$0.61	$0.64	$0.74	$0.10

Weighted average number of common shares	439,315	436,959	439,107	435,263

Income (Loss) Per Common Share – Diluted
Income from continuing operations	$0.61	$0.57	$0.73	$0.61
Gain from discontinued operations	—	0.06	—	0.06
Cumulative effect of change in accounting principles	—	—	—	(0.57)

Net income	$0.61	$0.63	$0.73	$0.10

Weighted average number of common and common equivalent shares	444,004	442,151	444,532	440,970

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Nine Months Ended
(Unaudited; in thousands)	Sept. 30, 2003	Sept. 30, 2002
Cash Flows From Operating Activities:
Net income	$323,766	$44,007
Add: cumulative effect of change in accounting principles, net of tax	—	252,194
Deduct: gain from discontinued operations, net of tax	—	(27,253)

Income from continuing operations	323,766	268,948
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Gain on sale of investment	(6,945)	—
Noncash restructuring and other charges	792	1,446
Depreciation	131,967	134,846
Amortization	3,768	7,427
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(746,757)	(637,869)
Inventories	(267,669)	(88,061)
Prepaid expenses and other current assets	12,582	59,874
Accounts payable, accrued liabilities and income taxes payable	(90,076)	10,181
Deferred income taxes	62,425	40,984
Deferred compensation and other retirement plans	10,926	(11,646)
Other, net	11,011	5,267

Net cash flows used for operating activities of continuing operations	(554,210)	(208,603)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(75,358)	(57,553)
Purchases of other property, plant and equipment	(72,096)	(50,696)
Proceeds from sale of investment	11,055	—
Payment for acquired businesses	(4,839)	(2,835)
Proceeds from sale of other property, plant and equipment	1,696	5,441
Other, net	(599)	(977)

Net cash flows used for investing activities of continuing operations	(140,141)	(106,620)

Cash Flows From Financing Activities:
Short-term borrowings, net	7,656	64,923
Payments of long-term debt	(180,000)	(220,710)
Exercise of stock options	40,855	50,731
Purchase of treasury stock	(45,484)	—
Other, net	(871)	(686)

Net cash flows used for financing activities of continuing operations	(177,844)	(105,742)

Effect of Exchange Rate Changes on Cash	6,551	726

Decrease in Cash and Short-term Investments	(865,644)	(420,239)
Cash and Short-term Investments at Beginning of Period	1,267,038	616,604

Cash and Short-term Investments at End of Period	$401,394	$196,365

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Notes To Consolidated Financial Information

1.	The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and interim results of Mattel, Inc. and its subsidiaries (“Mattel”) as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. Because Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2002 Annual Report on Form 10-K.

2.	Accounts receivable are shown net of allowances for doubtful accounts of $25.1 million (September 30, 2003), $21.6 million (September 30, 2002), and $23.3 million (December 31, 2002).

3.	Inventories include the following:

(In thousands)	Sept. 30, 2003	Sept. 30, 2002	Dec. 31, 2002
Raw materials and work in process	$57,749	$46,644	$34,324
Finished goods	561,989	527,125	304,275

	$619,738	$573,769	$338,599

4.	The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2003, is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

(In thousands)	Balance Dec. 31, 2002	Foreign Exchange	Balance Sept. 30, 2003
Mattel Brands	$85,938	$1,019	$86,957
Fisher-Price Brands	215,931	409	216,340
American Girl Brands	207,571	—	207,571
International	193,713	5,523	199,236

	$703,153	$6,951	$710,104

Identifiable intangibles of $16.3 million (September 30, 2003), $16.9 million (September 30, 2002), and $14.5 million (December 31, 2002) are included in other assets in the consolidated balance sheets. Amortization expense related to identifiable intangibles was not significant to the results of operations for any period.

In the third quarter of 2003, Mattel performed the annual impairment test required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and determined that its goodwill was not impaired as of September 30, 2003.

5.	Other assets include the following:

(In thousands)	Sept. 30, 2003	Sept. 30, 2002	Dec. 31, 2002
Deferred income taxes	$438,342	$558,427	$513,153
Other	273,890	272,436	254,785

	$712,232	$830,863	$767,938

6.	Long-term debt consists of the following:

(In thousands)	Sept. 30, 2003	Sept. 30, 2002	Dec. 31, 2002
Unsecured term loan due 2003	$—	$200,000	$—
6% senior notes due 2003	—	150,000	150,000
6-1/8% senior notes due 2005	150,000	150,000	150,000
Medium-term notes	450,000	480,000	480,000
10.15% mortgage note due 2005	40,290	41,118	40,919
Other	1,242	1,408	1,446

	641,532	1,022,526	822,365
Less: current portion	(12,158)	(382,236)	(182,295)

	$629,374	$640,290	$640,070

During 2002, Mattel repaid its $200.0 million unsecured term loan. During 2003, Mattel repaid $30.0 million of medium-term notes and $150.0 million of senior notes upon maturity.

7.	The changes in the components of other comprehensive income, net of tax, are as follows:

	For the Nine Months Ended
(In thousands)	Sept. 30, 2003	Sept. 30, 2002
Income from continuing operations	$323,766	$268,948
Gain from discontinued operations	—	27,253
Cumulative effect of change in accounting principles	—	(252,194)

Net income	323,766	44,007
Currency translation adjustments	27,608	1,501
Net unrealized gains on securities:
Unrealized holding gains	16,645	—
Less: reclassification adjustment for realized gains included in net income	(4,584)	—

	12,061	—

Net unrealized loss on derivative instruments:
Unrealized holding (losses)	(27,985)	(24,779)
Less: reclassification adjustment for realized losses included in net income	39,261	7,525

	11,276	(17,254)

Comprehensive income	$374,711	$28,254

During the third quarter of 2003, Mattel sold marketable securities with a cost basis of $3.9 million for proceeds of $11.1 million. The pre-tax gain on these securities of $6.9 million, net of transactions costs, was recorded in other non-operating (income), net in the consolidated statement of operations for the quarter ended September 30, 2003. Unrealized holding gains on marketable securities of $40.4 million, net of tax, as of September 30, 2003 have been deferred in accumulated other comprehensive income (loss).

8.	Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Mattel’s primary foreign currency translation exposures are on its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah. For the nine months ended September 30, 2003, currency translation adjustments resulted in a net gain of $27.6 million from the strengthening of the Euro, British pound sterling and Hong Kong dollar against the US dollar being partially offset by losses from the weakening of the Mexican peso against the US dollar. For the nine months ended September 30, 2002, currency translation adjustments resulted in a net gain of $1.5 million, with gains from the strengthening of the Euro, British pound sterling and Indonesian rupiah against the US dollar being partially offset by losses from the weakening of the Mexican peso against the US dollar.

Mattel’s foreign currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income), net in the period in which the exchange rate changes.

Transaction gains and losses included in the consolidated statements of operations for the three- and nine-months ended September 30 are as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Transaction (gain)/loss included in:
Operating income	$(11,359)	$(8,525)	$(14,538)	$(19,024)
Other non-operating expense/(income), net	10,747	(1,478)	9,512	(8,327)

Net transaction (gain)	$(612)	$(10,003)	$(5,026)	$(27,351)

9.	On June 27, 2002, the board of directors of Softkey Software Products Inc., Mattel’s indirect wholly owned Canadian subsidiary, accelerated the automatic redemption date of its outstanding exchangeable shares. Concurrently, Mattel exercised its right to acquire these exchangeable shares on the automatic redemption date. On January 7, 2003, Mattel acquired all exchangeable shares not previously exchanged by issuing 312.8 thousand shares of Mattel common stock.

10.	Selling and administrative expenses include research and development expenses of $42.4 million and $39.7 million, and $121.9 million and $115.7 million for the three- and nine-months ended September 30, 2003 and 2002, respectively.

11.	Basic income (loss) per common share is computed by dividing reported net income by the weighted average number of common shares and common shares obtainable upon the exchange of the exchangeable shares of Softkey Software Products Inc. outstanding during each period.

Diluted income (loss) per common share is computed by dividing reported net income by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Softkey Software Products Inc. and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, as applicable. Nonqualified stock options totaling 20.7 million and 17.4 million for the three-and nine-months ended September 30, 2003, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For both the three- and nine-months ended September 30, 2002, nonqualified stock options totaling 33.3 million were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

12.	Mattel has various stock compensation plans, which are more fully described in Note 7 of its 2002 Annual Report on Form 10-K. Mattel has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the results of operations for nonqualified stock options granted under Mattel’s plans as such options are granted at not less than the quoted market price of Mattel’s common stock on the date of grant. Had compensation cost for nonqualified stock options been determined based on their fair value at the date of grant consistent with the method of accounting prescribed by SFAS No. 123, Mattel’s net income and earnings per share would have been adjusted as follows:

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share data)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net income
As reported	$270.0	$280.5	$323.7	$44.0
Stock option plans	(6.3)	(6.4)	(14.0)	(13.8)

Pro forma income	$263.7	$274.1	$309.7	$30.2

Income per share
Basic
As reported	$0.61	$0.64	$0.74	$0.10
Stock option plans	(0.01)	(0.01)	(0.03)	(0.03)

Pro forma basic income	$0.60	$0.63	$0.71	$0.07

Diluted
As reported	$0.61	$0.63	$0.73	$0.10
Stock option plans	(0.01)	(0.01)	(0.03)	(0.03)

Pro forma diluted income	$0.60	$0.62	$0.70	$0.07

The pro forma amounts shown above are not indicative of the pro forma effect in future periods since the estimated fair value of options is amortized to expense over the vesting period, and the number of options granted varies from period to period.

13.	Supplemental disclosure of cash flow information is as follows:

	For the Nine Months Ended
(In thousands)	Sept. 30, 2003	Sept. 30, 2002
Cash paid during the period for:
Interest	$54,755	$89,671
Income taxes	67,558	47,279

14.	Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment historically was further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. In February 2003, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes. The results of Pleasant Company are now reported as American Girl Brands and US Infant & Preschool are now reported as Fisher-Price Brands for segment reporting purposes. To facilitate the comparison of current year segment results to that of the prior year, segment disclosures for the three- and nine-months ended September 30, 2002 have been restated to reflect these changes.

The tables below present information about revenues, income and assets by segment. Segment revenues do not include sales adjustments such as trade discounts and other allowances. Such adjustments are, however, included in the determination of segment income from operations. Segment income from operations represents operating income, while consolidated income from operations represents income from continuing operations before income taxes as reported in the consolidated statements of operations. The corporate and other category includes costs not allocated to individual segments, including charges related to the financial realignment plan, incentive compensation and corporate headquarters functions managed on a worldwide basis. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Revenues
Domestic:
Mattel Brands	$614,038	$653,448	$1,135,459	$1,261,896
Fisher-Price Brands	476,418	488,711	857,017	889,496
American Girl Brands	56,254	57,320	144,246	150,752

Total Domestic	1,146,710	1,199,479	2,136,722	2,302,144
International	714,603	616,550	1,370,308	1,202,122

Gross sales	1,861,313	1,816,029	3,507,030	3,504,266
Sales adjustments	(156,639)	(146,605)	(288,079)	(288,414)

Net sales	$1,704,674	$1,669,424	$3,218,951	$3,215,852

Segment Income (Loss)
Domestic:
Mattel Brands	$183,731	$196,310	$289,886	$309,883
Fisher-Price Brands	89,675	98,682	104,620	113,046
American Girl Brands	2,326	3,565	(2,211)	(1,094)

Total Domestic	275,732	298,557	392,295	421,835
International	146,118	130,820	186,372	151,667

	421,850	429,377	578,667	573,502
Corporate and other expense (a)	34,063	62,316	96,504	142,305

Operating income	387,787	367,061	482,163	431,197
Interest expense	21,208	26,588	56,847	85,268
Interest (income)	(3,083)	(5,211)	(14,749)	(13,637)
Non-operating (income), net	(3,770)	(1,484)	(6,840)	(6,783)

Income from continuing operations before income taxes	$373,432	$347,168	$446,905	$366,349

(a)	For the three months ended September 30, 2003, corporate and other expense includes income of $7.9 million representing an adjustment resulting from updated estimates related to amounts accrued in 1999 associated with the closure of the Beaverton facility and a $0.3 million charge related to the financial realignment plan. For the three months ended September 30, 2002, corporate and other expense includes $5.5 million of charges related to the financial realignment plan (see Note 15). For the nine months ended September 30, 2003, corporate and other expense includes $25.0 million of charges related to the financial realignment plan and income of $7.9 million representing an adjustment resulting from updated estimates related to amounts accrued in 1999 associated with the closure of the Beaverton facility. For the nine months ended September 30, 2002, corporate and other expense includes $41.1 million of charges related to the financial realignment plan.

(In thousands)	Sept. 30, 2003	Sept. 30, 2002	Dec. 31, 2002
Assets
Domestic:
Mattel Brands	$533,048	$586,040	$194,346
Fisher-Price Brands	382,530	461,334	181,077
American Girl Brands	96,549	105,144	64,846

Total Domestic	1,012,127	1,152,518	440,269
International	797,990	688,134	331,948

	1,810,117	1,840,652	772,217
Corporate and other	67,717	106,048	57,198

Accounts receivable and inventories	$1,877,834	$1,946,700	$829,415

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Worldwide Revenues
Mattel Brands	$1,160,188	$1,124,876	$2,187,223	$2,191,216
Fisher-Price Brands	641,085	629,419	1,169,981	1,151,582
American Girl Brands	56,254	57,320	144,246	150,752
Other	3,786	4,414	5,580	10,716

Gross sales	1,861,313	1,816,029	3,507,030	3,504,266
Sales adjustments	(156,639)	(146,605)	(288,079)	(288,414)

Net sales	$1,704,674	$1,669,424	$3,218,951	$3,215,852

15.	During the third quarter of 2000, Mattel initiated a financial realignment plan designed to improve gross margin; selling and administrative expenses; operating income; and cash flow. The plan will require a total pre-tax charge estimated at $250 million, or $170 million, after-tax, of which approximately $124 million represents cash expenditures and $46 million represents non-cash writedowns. Through September 30, 2003, Mattel has recorded pre-tax charges totaling $249.6 million, or approximately $170 million, after-tax, related to this plan. Of the total charge, $125.2 million (approximately $84 million after-tax) was recorded in 2000, $50.2 million (approximately $35 million after-tax) was recorded in 2001, $48.3 million (approximately $32 million after-tax) was recorded in 2002, and $25.9 million (approximately $19 million after-tax) was recorded in the first nine months of 2003. Management expects that the remaining pre-tax implementation costs of $0.4 million will be recorded in the fourth quarter of 2003.

Expenditures are being made for the following initiatives under the plan:

•	Reduce excess manufacturing capacity;

•	Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

•	Eliminate product lines that do not meet required levels of profitability;

•	Improve supply chain performance and economics;

•	Implement an information technology strategy aimed at achieving operating efficiencies;

•	Eliminate positions at US-based headquarters locations in El Segundo, Fisher-Price and American Girl through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

•	Close and consolidate certain international offices.

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

Through December 31, 2002, Mattel recorded $63.2 million of pre-tax restructuring charges in connection with the financial realignment plan, of which $5.8 million was not yet paid. These charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and American Girl, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities. In the first nine months of 2003, Mattel recorded a net $12.3 million pre-tax restructuring charge in connection with the financial realignment plan, primarily related to consolidation of its US Girls and US Boys-Entertainment divisions and restructuring of its Corolle doll business in France. From inception through September 30, 2003, a total of $57.4 million has been incurred related to the termination of nearly 2,480 employees, of which approximately 130 were terminated during the first nine months of 2003. Of the 2,480 employee terminations, approximately 1,300 related to the North American Strategy.

The components of the restructuring charges are as follows:

	Balance	2003	Amounts	Balance
(In millions)	Dec. 31, 2002	Charges	Incurred	Sept. 30, 2003
Severance and other compensation	$3.9	$12.6	$(14.1)	$2.4
Lease termination costs	1.3	(0.3)	(0.6)	0.4
Other	0.6	—	(0.6)	—

	$5.8	$12.3	$(15.3)	$2.8

In the nine-month period ended September 30, 2003, the $12.3 million of restructuring charges related to the financial realignment plan were partially offset by income of $7.9 million, representing an adjustment resulting from updated estimates related to amounts accrued in 1999 associated with the closure of the Beaverton facility. The $7.9 million adjustment was reported in the consolidated statement of operations as part of restructuring and other charges; however, it is not a component of the restructuring activity of the financial realignment plan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Mattel, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Summary

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I of this Quarterly Report. Mattel’s consolidated statements of operations for the three- and nine-months ended September 30, 2002 have been restated to classify interest income and other non-operating (income), net below operating income to conform to the year end 2002 presentation. In February 2003, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes. The results of Pleasant Company are now reported as American Girl Brands and US Infant & Preschool are now reported as Fisher-Price Brands for segment purposes. To facilitate the comparison of current year segment results to that of the prior year, segment disclosures for the three- and nine-months ended September 30, 2002 have been restated to reflect these changes.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Brands – including Barbie® fashion dolls and accessories, Polly Pocket!®, Diva Starz™, What’s Her Face!™, Flavas™ and ello™ (collectively “Girls”), Hot Wheels®, Matchbox®, and Tyco® R/C vehicles and playsets (collectively “Wheels”), and Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, Batman™, Justice League™, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands – including Fisher-Price®, Power Wheels®, Sesame Street®, Disney preschool and plush, Winnie the Pooh, Blue’s Clues™, Rescue Heroes™, Barney™, See ‘N Say®, Magna Doodle®, Dora the Explorer™, PowerTouch™, and View-Master®.

American Girl Brands – including American Girl Today®, American Girls Collection®, and Bitty Baby®. American Girl Brands products are sold directly to consumers.

Mattel’s business is seasonal, and, therefore, results of operations are comparable only with corresponding periods.

Results of Operations

During the third quarter and first nine months of 2003, there were several factors that had a negative impact on Mattel’s revenue, including increased competition in the doll and various boys toys categories, a weak economy, and higher unemployment. Mattel’s management expects that some or all of these factors may continue for the remainder of 2003 and may have an impact on future results of operations. Mattel has announced plans to increase marketing and promotion expenditures, and sell new products with the aim of enhancing its position within the doll and boys toys categories. Despite the challenges the company is experiencing, Mattel improved its income from continuing operations in the third quarter and first nine months of 2003 compared to the corresponding periods in 2002. Mattel continues to focus on its four strategic priorities: (i) strengthening core brand momentum; (ii) executing the financial realignment plan and cutting costs; (iii) improving supply chain performance; and (iv) developing people.

Mattel intends to continue its emphasis on globalization of its brands and management believes the reorganization in the first quarter of 2003, which combined the US Girls and US Boys-Entertainment segments under the Mattel Brands segment, should allow Mattel to better globalize its brands through optimizing the strengths and leveraging the talents of personnel managing the brands on a global basis. The International segment continued to benefit from Mattel’s strategic focus on globalization of brands, including improved product availability, and better alignment of worldwide marketing and sales plans. Management intends to continue focusing on maintaining a high level of business performance in the eight geographies that currently represent approximately 75% of Mattel’s international business: U.K., France, Germany, Italy, Spain, Northern Europe, Canada, and Mexico. Management believes maintaining a high level of business performance in these geographies gives Mattel a greater degree of freedom to be opportunistic in markets where its business is smaller and less developed. Management expects that this strategy should enable Mattel to seek opportunities in smaller and less developed markets, while maintaining stability in these larger markets. Mattel’s long-term goal is to generate 50% of its sales internationally by continuing to grow its international business. However, management believes that while International segment sales will continue to be strong, it will be difficult to maintain the same level of sales growth increases in the International segment that Mattel has achieved during the last two years.

Third Quarter

Consolidated Results

Net income for the third quarter of 2003 was $270.0 million, or $0.61 per diluted share, as compared to net income of $280.6 million, or $0.63 per diluted share, in the third quarter of 2002. In the third quarter of 2003, Mattel recognized pre-tax income of $7.9 million ($5.0 million after-tax) representing an adjustment resulting from updated estimates related to amounts accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon. Net income in the third quarter of 2003 also included a pre-tax charge of $0.3 million ($0.2 million after-tax) related to the financial realignment plan. The combined effect of these items was net after-tax income of $4.8 million. In the third quarter of 2002, Mattel recorded a $27.3 million after-tax gain from discontinued operations. In the third quarter of 2002, Mattel also incurred a pre-tax charge of $5.5 million ($3.4 million after-tax) related to the financial realignment plan. The combined effect of these items was net after-tax income of $23.9 million.

The following table provides a summary of the consolidated results for the third quarter of 2003 and 2002:

	For the Three Months Ended
	Sept. 30, 2003		Sept. 30, 2002
(In millions, except percentage information)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,704.7	100.0%	$1,669.4	100.0%

Gross profit	$840.1	49.3%	$840.4	50.3%
Advertising and promotion expenses	196.6	11.5	187.0	11.2
Other selling and administrative expenses	263.3	15.5	286.4	17.1
Restructuring and other charges	(7.6)	(0.4)	—	—

Operating income	387.8	22.7	367.0	22.0
Interest expense	21.2	1.2	26.6	1.6
Interest (income)	(3.0)	(0.2)	(5.2)	(0.3)
Other non-operating (income), net	(3.8)	(0.2)	(1.5)	(0.1)

Income from continuing operations before income taxes	$373.4	21.9%	$347.1	20.8%

Net sales in the third quarter of 2003 were $1.70 billion, a 2% increase compared to last year’s $1.67 billion. Worldwide gross sales for the third quarter also increased by 2%, which included a benefit from changes in foreign currency exchange rates of 2 percentage points. Gross sales within the US decreased 4% from the third quarter of 2002 and accounted for 62% of consolidated gross sales in 2003 compared to 66% in 2002. The decline in gross sales within the US reflects the challenging retail environment and competition in key categories. In the third quarter of 2003, gross sales in international markets increased 16% compared to the third quarter of 2002. The growth in international gross sales included a benefit from changes in foreign currency exchange rates of 7 percentage points.

Worldwide gross sales in the third quarter of 2003 for the Mattel Brands category increased 3% compared to the third quarter of 2002 to $1.16 billion, including a 3 percentage point benefit from changes in foreign currency exchange rates. Domestic gross sales decreased 6% and international gross sales grew 15%, including a 7 percentage point benefit from changes in foreign currency exchange rates. Worldwide gross sales for Barbie® increased 8%, including a 4 percentage point benefit from changes in foreign currency exchange rates. International Barbie® gross sales increased 19% compared to the third quarter of 2002, while domestic Barbie® gross sales remained essentially flat. The international Barbie® gross sales growth included a 9 percentage point benefit from changes in foreign currency exchange rates. Barbie® gross sales in the US reflect growth in the Barbie® doll category offset by continued decreases in the accessories category which management believes may continue for the remainder of 2003. Worldwide gross sales of other Girls brands increased 15%, including a 3 percentage point benefit from changes in foreign currency exchange rates. The increase in gross sales of other Girls brands was due to solid performances by Polly Pocket!®, Flavas™ and ello™, partially offset by declines in sales of Diva Starz™ and What’s Her Face!™. Worldwide gross sales in the Wheels category were down 6% in the third quarter of 2003 compared to 2002, including a 2 percentage point benefit from changes in foreign currency exchange rates. Worldwide gross sales of the Hot Wheels® product line remained flat in the third quarter of 2003 compared to 2002 as an 18% increase in international sales was offset by a 9% decrease in domestic sales. Additionally, gross sales of Matchbox® brands declined in both domestic and international markets. Gross sales declines of Tyco® R/C vehicles in the US during the third quarter of 2003 were partially offset by increases in gross sales internationally. Worldwide gross sales in the Entertainment category were down 6% in the third quarter of 2003 compared to 2002, including a 3 percentage point benefit from changes in foreign currency exchange rates. The decrease in this category was driven by declines in sales of Harry Potter™, He-Man® and Max Steel™, partially offset by strong gains in games and puzzles, a solid performance by Yu-Gi-Oh!™, and the introduction of the Warner Brothers properties – Batman™ and Justice League™.

Worldwide gross sales in the third quarter of 2003 for the Fisher-Price Brands category increased 2% compared to the third quarter of 2002, to $641.1 million, including a 2 percentage point benefit from changes in foreign currency exchange rates. International gross sales increased 18%, while domestic gross sales decreased 3%. The international gross sales growth included a 7 percentage point benefit from changes in foreign currency exchange rates. Worldwide gross sales for core Fisher-Price® products were down 1% due to an 8% decline in domestic sales, partially offset by a 19% increase in international sales. The growth in international gross sales of core Fisher-Price® included a 9 percentage point benefit from changes in foreign currency exchange rates. Sales of licensed character brands increased in the third quarter of 2003 compared to 2002 in both domestic and international markets. Additionally, Mattel benefited in the third quarter of 2003 from new product launches in its learning category, which includes PowerTouch™ and other learning toys.

Gross sales in the third quarter of 2003 for the American Girl Brands category decreased 2% compared to the third quarter of 2002 to $56.3 million. Sales declines in the American Girl Collection® product line were partially offset by strong sales from new product launches in the American Girl Today® and Hopscotch Hill School™ product lines.

Gross profit, as a percentage of net sales, was 49.3% in the third quarter of 2003, compared to 50.3% in the third quarter of 2002. The decline in gross profit was primarily driven by investments in initiatives designed to drive sales momentum, such as more open packaging to enhance the value perception with consumers and packaging multiple products together at special value prices, and higher commodity and logistics costs, partially offset by savings realized from the financial realignment plan, supply chain initiatives and the favorable impact of foreign currency exchange. Mattel intends to mitigate the impact of increased cost pressures through continued execution of its supply chain initiatives.

Advertising and promotion expense was 11.5% of net sales in the third quarter of 2003, compared to 11.2% in the third quarter of 2002. Mattel expects advertising and promotion expense to rise during 2003, reflecting Mattel’s plan for increased spending to support the launch of several new product lines and its attempt to rebuild volume momentum in core brands. Mattel will record increased promotional expense and media spending as sales adjustments, and advertising and promotion expense, respectively.

Other selling and administrative expenses were $263.3 million, or 15.5% of net sales, in the third quarter of 2003, compared to $286.4 million, or 17.1% of net sales, in the third quarter of 2002. The decrease in the third quarter of 2003 was primarily due to the continued execution of the financial realignment plan, lower incentive compensation accruals and reduced bad debt expense, which was partially offset by higher employee benefit costs and $7.6 million of spending related to continuous improvement initiatives. Other selling and administrative expenses in the third quarter of 2002 included a $4.6 million financial realignment plan charge, largely related to streamlining back office functions. Mattel’s objective is to improve its full year 2003 other selling and administrative expenses, as a percentage of net sales, compared to 2002.

Non-Operating Items

Interest expense decreased from $26.6 million in the third quarter of 2002 to $21.2 million in the third quarter of 2003, largely due to lower average borrowing. Other non-operating (income), net increased from $1.5 million in the third quarter of 2002 to $3.8 million in the third quarter of 2003, primarily due to a $7.8 million gain from an insurance recovery related to the shareholder lawsuit settled in 2002 and a $6.9 million gain from the sale of marketable securities. The gains were partially offset by a foreign currency transaction loss of $10.7 million, largely due to the strengthening of the Hong Kong dollar against the US dollar. Foreign currency transaction gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income), net in the period in which the exchange rate changes.

As of September 30, 2003, the pre-tax unrealized holding gains on marketable securities held by Mattel was $64.1 million ($40.4 million after-tax). Management expects to periodically sell additional marketable securities and may invest the proceeds in new continuous improvement initiatives.

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

Mattel Brands gross sales decreased 6% in the third quarter of 2003 compared to the third quarter of 2002. Within this segment, lower sales of Diva Starz™, What’s Her Face!™, Wheels and Harry Potter™ products were partially offset by growth in Polly Pocket!® and ello™, and the introduction of Flavas™ and the Warner Brothers properties – Batman™ and Justice League™. Domestic Barbie® gross sales remained essentially flat in the third quarter of 2003 compared to the third quarter of 2002 as growth in the Barbie® doll category was offset by continued decreases in the accessories category. Fisher-Price Brands gross sales decreased 3%, due to declines in sales of core Fisher-Price® and Power Wheels® products, partially offset by increased sales of licensed character brands and new product launches in the learning category. American Girl Brands gross sales decreased 2%, as declines in the American Girl Collection® product line were partially offset by strong sales from new product launches in the American Girl Today® and Hopscotch Hill School™ product lines. Management believes the overall decrease in domestic segment gross sales resulted from the aforementioned impact of the challenging retail environment and competition in key categories.

The following table provides a summary of percentage changes in gross sales within the International segment for the third quarter of 2003 versus the third quarter of 2002:

	Third Quarter of 2003 vs. Third Quarter of 2002
Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	25	12
Latin America	(5)	(5)
Canada	16	11
Asia Pacific	26	12

Total International	16	7

Mattel Brands segment income decreased 6% to $183.7 million in the third quarter of 2003, primarily due to lower volume and lower gross profit. Fisher-Price Brands segment income decreased 9% to $89.7 million in the third quarter of 2003, primarily due to lower volume and a $6.9 million pre-tax charge related to the recall of Power Wheels® MX3™ Mini Bike and Fisher-Price® Lightning PAC™ ride-on vehicles. American Girl Brands segment income decreased 35% to $2.3 million in the third quarter of 2003, primarily due to increased selling and administrative expenses to support the planned opening in the fourth quarter of 2003 of its retail store, American Girl Place®, in New York City. International segment income increased 12% to $146.1 million in the third quarter of 2003, largely due to increased volume, partially offset by higher advertising and promotion expenses.

First Nine Months

Consolidated Results

Net income for the first nine months of 2003 was $323.7 million, or $0.73 per diluted share, as compared to net income of $44.0 million, or $0.10 per diluted share, in the first nine months of 2002. Net income in the first nine months of 2003 included a pre-tax charge of $25.9 million ($18.2 million after-tax) related to the financial realignment plan. In the first nine months of 2003, Mattel also recognized pre-tax income of $7.9 million ($5.0 million after-tax) representing an adjustment resulting from updated estimates related to amounts accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon. The combined effect of these items was a net after-tax charge of $13.2 million. In the first nine months of 2002, Mattel implemented SFAS No. 142 and recorded a one-time transition adjustment of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the American Girl Brands goodwill. In the third quarter of 2002, Mattel recorded a $27.3 million after-tax gain from discontinued operations. In the first nine months of 2002, Mattel also incurred a pre-tax charge of $41.1 million ($27.7 million after-tax) related to the financial realignment plan. The combined effect of these items was a net after-tax charge of $252.6 million.

The following table provides a summary of the consolidated results for the first nine months of 2003 and 2002:

	For the Nine Months Ended
	Sept. 30, 2003		Sept. 30, 2002
(In millions, except percentage information)	Results	% of Net Sales	Results	% of Net Sales
Net sales	$3,219.0	100.0%	$3,215.8	100.0%

Gross profit	$1,564.4	48.6%	$1,526.7	47.5%
Advertising and promotion expenses	361.2	11.2	352.6	11.0
Other selling and administrative expenses	716.7	22.3	721.2	22.4
Restructuring and other charges	4.4	0.1	21.7	0.7

Operating income	482.1	15.0	431.2	13.4
Interest expense	56.8	1.8	85.3	2.6
Interest (income)	(14.7)	(0.5)	(13.6)	(0.4)
Other non-operating (income), net	(6.8)	(0.2)	(6.7)	(0.2)

Income from continuing operations before income taxes	$446.8	13.9%	$366.2	11.4%

Net sales in the first nine months of 2003 were $3.22 billion, essentially flat compared to the first nine months of 2002. Worldwide gross sales for the first nine months of 2003 also remained essentially flat compared to 2002 and included a benefit from changes in foreign currency exchange rates of 3 percentage points. Gross sales in the US decreased 7% from the first nine months of 2002 and accounted for 61% of consolidated gross sales in the first nine months of 2003 compared to 66% in 2002. The decline in gross sales within the US reflects the challenging retail environment and competition in key categories. In the first nine months of 2003, gross sales in international markets increased 14% compared to the first nine months of 2002. The growth in international gross sales included a benefit from changes in foreign currency exchange rates of 9 percentage points.

Worldwide gross sales for the Mattel Brands category remained essentially flat at $2.19 billion in the first nine months of 2003 compared to 2002 and included a 4 percentage point benefit from changes in foreign currency exchange rates. Domestic gross sales decreased 10% and international gross sales grew 12%, including a 9 percentage point benefit from changes in foreign currency exchange rates. Worldwide gross sales for Barbie® increased 2%, including a 5 percentage point benefit from changes in foreign currency exchange rates. An 11% decline in domestic Barbie® gross sales was partially offset by 18% growth in international Barbie® gross sales. The international Barbie® gross sales growth included an 11 percentage point benefit from changes in foreign currency exchange rates. In the US, the decrease in Barbie® gross sales in the first nine months of 2003 compared to the first nine months of 2002 reflects declines in the core Barbie® doll and collector categories and continued decreases in the accessories category which management believes may continue for the remainder of 2003. Worldwide gross sales of other Girls brands increased 6%, including a 4 percentage point benefit from changes in foreign currency exchange rates. The increase in gross sales of other Girls brands was due to solid performances by

Polly Pocket!®, Flavas™ and ello™, partially offset by declines in sales of Diva Starz™ and What’s Her Face!™. Worldwide gross sales in the Wheels category were down 9% in the first nine months of 2003 compared to the first nine months of 2002, including a 3 percentage point benefit from changes in foreign currency exchange rates. Worldwide gross sales of the Hot Wheels® product line decreased 4% in the first nine months of 2003 compared to the first nine months of 2002 as a 14% decrease in domestic sales was partially offset by a 17% increase in international sales. Additionally, gross sales of Matchbox® brands declined in both domestic and international markets. Gross sales declines of Tyco® R/C vehicles in the US during the first nine months of 2003 were partially offset by increases in gross sales internationally. Worldwide gross sales in the Entertainment category were up 3% in the first nine months of 2003 compared to the first nine months of 2002, including a 4 percentage point benefit from changes in foreign currency exchange rates. Growth in this category was driven by strong gains in games and puzzles, a solid performance by Yu-Gi-Oh!™, the re-launch of the He-Man® and Masters of the Universe® brand and the introduction of the Warner Brothers properties - Batman™ and Justice League™, partially offset by declines in sales of Harry Potter™ and Max Steel™.

Worldwide gross sales for the Fisher-Price Brands category increased 2% to $1.17 billion in the first nine months of 2003 compared to 2002, including a 3 percentage point benefit from changes in foreign currency exchange rates. International gross sales increased 20%, while domestic gross sales decreased 4%. The international gross sales growth included a 9 percentage point benefit from changes in foreign currency exchange rates. Worldwide gross sales for core Fisher-Price® products were essentially flat compared to 2002 as a 24% increase in international sales was offset by an 8% decline in domestic sales. The growth in international gross sales of core Fisher-Price® included a 12 percentage point benefit from changes in foreign currency exchange rates. Sales of licensed character brands increased in the first nine months of 2003 compared to 2002 in both domestic and international markets. Additionally, Mattel benefited in the first nine months of 2003 from new product launches in its learning category, which includes PowerTouch™ and other learning toys.

Gross sales for the American Girl Brands category decreased 4% to $144.3 million in the first nine months of 2003 compared to 2002. Sales declines in the American Girl Collection® product line were partially offset by strong sales from new product launches in the American Girl Today® and Hopscotch Hill School™ product lines.

Gross profit, as a percentage of net sales, was 48.6% in the first nine months of 2003, compared to 47.5% in the first nine months of 2002. The gross profit improvement was due to savings realized from the financial realignment plan and supply chain initiatives. The improvement in gross profit was partially offset by initiatives designed to drive sales momentum, such as more open packaging to enhance the value perception with consumers and packaging multiple products together at special value prices, and higher commodity and logistics costs. Cost of sales in the first nine months of 2003 includes a charge of $4.1 million for the financial realignment plan, primarily related to the consolidation of two of Mattel’s manufacturing facilities in Mexico. Cost of sales in the first nine months of 2002 includes a charge of $8.7 million for the financial realignment plan, primarily related to the North American Strategy.

Advertising and promotion expense was 11.2% of net sales in the first nine months of 2003, compared to 11.0% in the first nine months of 2002. Mattel expects advertising and promotion expense to rise during 2003, reflecting Mattel’s plan for increased spending to support the launch of several new product lines and its attempt to rebuild volume momentum in core brands. Mattel will record increased promotional expense and media spending as sales adjustments, and advertising and promotion expense, respectively.

Other selling and administrative expenses were $716.7 million, or 22.3% of net sales, in the first nine months of 2003, compared to $721.2 million, or 22.4% of net sales, in the first nine months of 2002. The decrease in the first nine months of 2003 was primarily due to savings resulting from continued execution of the financial realignment plan, tight management of costs, lower incentive compensation accruals and reduced bad debt expense, which was offset by higher employee benefit and insurance costs, a $7.6 million charge related to continuous improvement initiatives and the unfavorable impact of foreign currency exchange. Other selling and administrative expenses in the first nine months of 2003 includes an $8.6 million financial realignment plan charge, largely related to streamlining back office functions and the termination of a licensing arrangement. Other selling and administrative expenses in the first nine months of 2002 includes a $10.7 million financial realignment plan charge, largely related to streamlining back office functions and the North American Strategy. Mattel’s objective is to improve its full year 2003 other selling and administrative expenses, as a percentage of net sales, compared to 2002.

Non-Operating Items

Interest expense decreased from $85.3 million in the first nine months of 2002 to $56.8 million in the first nine months of 2003 due to lower average borrowings resulting from higher cash on hand at the beginning of the year, lower interest rates and repayment of long-term debt of approximately $392 million in the second half of 2002 and $180 million in the first nine months of 2003. Other non-operating (income), net was $6.8 million in the first nine months of 2003, including a gain of $7.8 million from an insurance recovery related to the shareholder lawsuit settled in 2002 and a $6.9 million gain from the sale of marketable securities, partially offset by foreign currency transaction losses of $9.5 million. Other non-operating (income), net was $6.7 million in the first nine months of 2002, largely due to foreign currency transaction gains of $8.3 million.

Business Segment Results

Mattel Brands gross sales decreased 10% in the first nine months of 2003 compared to the first nine months of 2002. Within this segment, lower sales of Barbie®, Diva Starz™, What’s Her Face!™, Wheels and Harry Potter™ products were partially offset by growth in Polly Pocket!®, ello™, Yu-Gi-Oh!™, games and puzzles and the introduction of Flavas™ and the Warner Brothers properties – Batman™ and Justice League™. Domestic Barbie® gross sales decreased by 11% due to declines in the core Barbie® doll and collector categories and continued decreases in the accessories category. Fisher-Price Brands gross sales decreased 4%, due to declines in sales of core Fisher-Price® and Power Wheels® products, partially offset by increased sales of licensed character brands and new product launches in the learning category. American Girl Brands gross sales decreased 4%, as declines in the American Girl Collection® product line were partially offset by strong sales from new product launches in the American Girl Today® and Hopscotch Hill School™ product lines. Management believes the overall decrease in domestic segment gross sales resulted from the aforementioned impact of the challenging retail environment and competition in key categories.

The following table provides a summary of percentage changes in gross sales within the International segment for the first nine months of 2003 versus the first nine months of 2002:

	First Nine Months of 2003 vs. First Nine Months of 2002
Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	24	16
Latin America	(11)	(6)
Canada	14	9
Asia Pacific	19	11

Total International	14	9

In addition to the negative impact from foreign currency exchange rates, the decrease in Latin America gross sales was also driven by declines in Mexico and the Latin America Export markets, where Mattel has shortened customer payment terms and made progress in moving shipments closer to consumer purchases.

Mattel Brands segment income decreased 6% to $289.9 million in the first nine months of 2003, largely due to lower volume, partially offset by improved gross profit. Fisher-Price Brands segment income decreased 7% to $104.6 million in the first nine months of 2003, primarily due to lower volume, increased selling and administrative expenses and a $6.9 million pre-tax charge related to the recall of Power Wheels® MX3™ Mini Bike and Fisher-Price® Lightning PAC™ ride-on vehicles, partially offset by improved gross profit. The American Girl Brands segment loss increased from $1.1 million for the first nine months of 2002 to $2.2 million in the first nine months of 2003, largely due to lower volume and increased selling and administrative expenses, partially offset by improved gross profit. International segment income increased 23% to $186.4 million in the first nine months of 2003, largely due to increased volume and improved gross profit, partially offset by increased advertising and promotion expenses and higher selling and administrative expenses.

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

A summary of the components of the financial realignment plan and the timeframe to complete implementation of the plan is as follows:

	Actual Charges				Projected Charges
	For the Year Ended			Through Sept. 30,	Oct. 1 to Dec. 31,
(In millions)	2000	2001	2002	2003	2003	Total
Gross profit	$78.6	$28.2	$10.4	$4.1	$—	$121.3
Advertising and promotion expenses	4.8	0.3	—	—	—	5.1
Other selling and administrative expenses	13.4	6.0	13.3	8.6	—	41.3
Restructuring and other charges	22.9	15.7	24.6	12.3	0.4	75.9
Other non-operating expense, net	5.5	—	—	0.9	—	6.4

Pre-tax charges	$125.2	$50.2	$48.3	$25.9	$0.4	$250.0

Approximate after-tax charges	$84	$35	$32	$19	$—	$170

The charges referred to above represent expenditures for the following major initiatives:

•	Reduce excess manufacturing capacity;

•	Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

•	Eliminate product lines that do not meet required levels of profitability;

•	Improve supply chain performance and economics;

•	Implement an information technology strategy aimed at achieving operating efficiencies;

•	Eliminate positions at US-based headquarters locations in El Segundo, Fisher-Price and American Girl through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

•	Close and consolidate certain international offices.

Future pre-tax implementation costs of $0.4 million have not been accrued as of September 30, 2003. Management expects to record these remaining costs in the fourth quarter of 2003.

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

The components of restructuring charges are as follows:

	Balance Dec. 31, 2002	2003 Charges	Amounts Incurred	Balance Sept. 30, 2003
(In millions)
Severance and other compensation	$3.9	$12.6	$(14.1)	$2.4
Lease termination costs	1.3	(0.3)	(0.6)	0.4
Other	0.6	—	(0.6)	—

	$5.8	$12.3	$(15.3)	$2.8

In the nine-month period ended September 30, 2003, the $12.3 million of restructuring charges related to the financial realignment plan were partially offset by income of $7.9 million, representing an adjustment resulting from updated estimates related to amounts accrued in 1999 associated with the closure of the Beaverton facility. The $7.9 million adjustment was reported in the consolidated statement of operations as part of restructuring and other charges; however, it is not a component of the restructuring activity of the financial realignment plan.

Through December 31, 2002, Mattel recorded $63.2 million of pre-tax restructuring charges in connection with the financial realignment plan, of which $5.8 million was not yet paid. These charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and American Girl, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities. In the first nine months of 2003, Mattel recorded a net $12.3 million pre-tax restructuring charge in connection with the financial realignment plan, primarily related to consolidation of its US Girls and US Boys-Entertainment divisions and restructuring of its Corolle doll business in France. From inception through September 30, 2003, a total of $57.4 million has been incurred related to the termination of nearly 2,480 employees, of which approximately 130 were terminated during the first nine months of 2003. Of the 2,480 employee terminations, approximately 1,300 related to the North American Strategy.

Liquidity and Capital Resources

Mattel’s primary source of liquidity for the first nine months of 2003 was cash on hand at the beginning of the year. Cash flows used for operating activities increased by $345.6 million compared to the first nine months of 2002, largely due to an increase in working capital, partially offset by increased income from continuing operations. The increase in working capital during the first nine months of 2003 compared to the first nine months of 2002 was partially attributable to payments made in 2003 related to year end 2002 accruals for incentive compensation and the shareholder lawsuit settlement. Additionally, Mattel entered 2003 with relatively lower levels of accounts receivable and inventories than in 2002 due to working capital improvements achieved during 2002. While management of working capital continues to be a key initiative in 2003, management does not expect this initiative to generate cash flow from working capital improvements as it did in 2002. During the first nine months of 2003 and 2002, Mattel invested $147.5 million and $108.2 million, respectively, in tooling and other fixed assets to support existing and new products, its long-term information technology strategy, certain financial realignment plan initiatives, and construction of the new American Girl Place® in New York City. Mattel expects to invest approximately $200 million during fiscal year 2003 in capital expenditures to maintain and grow its business. Cash flows used for financing activities were $177.8 million and $105.7 million in the first nine months of 2003 and 2002, respectively, primarily due to the repayment of long-term debt, partially offset by the exercise of stock options and short-term borrowings. Additionally, in the third quarter of 2003, Mattel repurchased 3.5 million shares of its common stock at a cost of $66.8 million, including $21.3 million paid in October upon settlement.

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

Over the long-range horizon, assuming cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to shareholders through cash dividends and share repurchases. On July 21, 2003, Mattel announced that its board of directors had approved a share repurchase program of up to $250.0 million and has repurchased 3.5 million shares of its common stock at a cost of $66.8 million through the end of the third quarter of 2003, pursuant to this program.

The ability to successfully implement the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities. There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve its targeted goals from investing activities. Further, Mattel’s management may alter its plans in the future.

Seasonal Financing

Mattel’s financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when inventories are at their highest levels in anticipation of expected second half sales volume and when accounts receivable are at their highest levels due to increased sales volume, consistent with the industry taken as a whole. Mattel expects to finance its seasonal working capital requirements for the next twelve months by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables, and using various short-term bank lines of credit. Mattel has a $1.060 billion, 3-year domestic unsecured committed revolving credit facility that expires in 2005. This facility provides short-term borrowings from a commercial bank group. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the third quarter of 2003. As of September 30, 2003, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.27 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 11.38 to 1 (compared to a minimum allowed of 3.50 to 1). The unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, and have been excluded from Mattel’s consolidated balance sheets as of the dates indicated are summarized as follows:

(In millions)	Sept. 30, 2003	Sept. 30, 2002	Dec. 31, 2002
Receivables sold pursuant to the:
Domestic receivables facility	$192.4	$194.9	$276.1
European receivables facility	144.3	118.5	85.2
Other factoring arrangements	44.9	53.7	76.0

	$381.6	$367.1	$437.3

Financial Position

Mattel’s cash and short-term investments increased by $205.0 million to $401.4 million at September 30, 2003 compared to $196.4 million at September 30, 2002, largely due to the higher cash position at year end 2002 of $1.267 billion relative to year end 2001 of $616.6 million, partially offset by increased cash flows used for operating activities. Compared to year end 2002, cash and short-term investments decreased by $865.6 million, primarily due to cash flows used for operating activities, payments made in 2003 related to year end 2002 accruals for incentive compensation and the shareholder lawsuit settlement, and repayment of $180.0 million of long-term debt upon maturity. Accounts receivable, net decreased by $114.8 million to $1.258 billion at September 30, 2003 compared to $1.373 billion at September 30, 2002, reflecting improved cash collections. Compared to year end 2002, accounts receivable, net increased by $767.3 million. Excluding the decrease in factored receivables of $55.7 million, accounts receivable, net increased $711.6 million compared to year end 2002, primarily due to the seasonality of sales and collections. Compared to year end 2002, inventories increased $281.1 million as a result of seasonal inventory buildup to support sales later in the year. Other assets decreased by $118.6 million from $830.8 million at September 30, 2002 to $712.2 million at September 30, 2003, principally due to lower noncurrent deferred tax assets.

Current portion of long-term debt decreased $370.0 million to $12.2 million at September 30, 2003 compared to $382.2 million at September 30, 2002, primarily due to repayment of the $200.0 term loan, and the $150.0 million of 6% senior notes and $30.0 million of medium-term notes upon maturity, partially offset by the reclassification of $10.0 million of medium-term notes maturing in the next twelve months from long-term debt to current portion of long-term debt. Current portion of long-term debt is $170.1 million lower at September 30, 2003 compared to year end 2002 due to the repayment of the $150.0 million of 6% senior notes and $30.0 million of medium-term notes upon maturity, partially offset by the reclassification of $10.0 million of medium-term notes from long-term debt. Accrued liabilities decreased $168.6 million since year end 2002 to $773.3 million, mainly due to a decrease in receivable collections due to banks and payments made in 2003 related to year end 2002 accruals for incentive compensation and the shareholder lawsuit settlement.

A summary of Mattel’s capitalization is as follows:

(In millions, except percentage information)	Sept. 30, 2003		Sept. 30, 2002		Dec. 31, 2002
Medium-term notes	$440.0	14%	$450.0	17%	$450.0	16%
Senior notes	150.0	5	150.0	6	150.0	5
Other long-term debt obligations	39.4	1	40.3	1	40.1	2

Total long-term debt	629.4	20	640.3	24	640.1	23
Other long-term liabilities	206.9	6	167.4	6	192.1	7
Stockholders’ equity	2,334.4	74	1,831.7	70	1,978.7	70

	$3,170.7	100%	$2,639.4	100%	$2,810.9	100%

Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments. Stockholders’ equity increased $502.7 million since September 30, 2002, primarily as a result of income from continuing operations, cash received from exercise of employee stock options and net unrealized gains on securities recorded in accumulated other comprehensive (loss), partially offset by repurchase of common stock in the third quarter of 2003, minimum pension liability adjustments, and the payment of dividends on common stock in the fourth quarter of 2002.

Mattel’s debt-to-total capital ratio, including short-term borrowings and current portion of long-term debt, improved from 38% at September 30, 2002 to 22% at September 30, 2003 due to strong cash flow generated by operations during 2002 combined with the repayment of long-term debt. Mattel’s long-term objective is to maintain a year end debt-to-total capital ratio of approximately 25% with the target of achieving a long-term debt rating of single-A.

Regulation G Information

In this Form 10-Q, Mattel includes a non-GAAP financial measure, gross sales, which it uses to analyze its continuing operations and to monitor, assess and identify meaningful trends in its operating and financial performance. Net sales, as reported in the consolidated statements of operations, include the impact of sales adjustments, such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments. Consistent with its segment reporting, Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because most sales adjustments are not allocated to individual brands, making net sales less meaningful. A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is provided in Note 14 to the Unaudited Consolidated Financial Information.

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

Political Developments, including Trade Relations, and the Threat or Occurrence of War or Terrorist Activities

Mattel’s business is worldwide in scope, including operations in 36 countries. The deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the US and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition and results of operations. For example, a change in trade status for China could result in a substantial increase in the import duty of toys manufactured in China and imported into the US. In addition, the occurrence of war or hostilities between countries or threat of terrorist activities, and the responses to and results of such activities, could materially impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets and general economic conditions.

Manufacturing Risk

Mattel owns and operates manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia and Thailand. A risk of political instability and civil unrest exists in these countries, which could temporarily or permanently damage Mattel’s manufacturing operations located there, and the threat or occurrence of outbreaks of diseases such as Severe Acute Respiratory Syndrome (“SARS”) could slow or stop production in Mattel’s owned or contracted manufacturing facilities. Mattel’s business, financial position and results of operations would be negatively impacted by a significant disruption to its manufacturing operations or suppliers.

Changes in Foreign Currency Exchange Rates

Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in foreign currency exchange rates and regulations. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in foreign currency exchange rates by partially or fully hedging such exposure using foreign currency forward exchange and option contracts. Such contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in foreign currency exchange rates or reductions in Mattel’s ability to transfer its capital across borders could have a material adverse effect on Mattel’s business and results of operations.

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

Changes in Laws and Regulations

Mattel operates in a highly regulated environment in US and international markets. US federal, state and local governmental entities and foreign governments regulate many aspects of Mattel’s business including its products and the importation and exportation of its products. Such regulations may include accounting standards, taxation requirements (including changes in applicable tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety and other administrative and regulatory restrictions. Changes in laws or regulations may lead to increased costs, changes in Mattel’s consolidated effective tax rate, or the interruption of normal business operations that would negatively impact its results of operations and financial condition.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially or fully hedging such exposure using foreign currency forward exchange and option contracts. Such contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. The majority of all intercompany receivables and payables denominated in foreign currencies are hedged. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income), net based on the nature of the underlying transaction. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by foreign currency exchange rate fluctuations on translation of its net investment in foreign subsidiaries. Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Mattel’s primary foreign currency translation exposures are on its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah.

Item 4.    Controls and Procedures.

As of September 30, 2003, Mattel’s disclosure controls and procedures were evaluated. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information relating to Mattel required to be included in Mattel’s periodic reports.

During the fourth quarter of 2002 and continuing in the first nine months of 2003, Mattel began a planned conversion to new and upgraded financial and human resources information technology systems. Mattel has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, Mattel’s internal control over financial reporting. Mattel has not made any significant changes to its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to September 30, 2003.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

Litigation Related to Learning Company

Following Mattel’s announcement in October 1999 of the expected results of its Learning Company division for the third quarter of 1999, various Mattel stockholders filed purported class action complaints naming Mattel and certain of its present and former officers and directors as defendants.

These shareholder complaints were consolidated into two lead cases, one under §10(b) of the Securities Exchange Act of 1934 (“the Act”), and the other under §14(a) of the Act. In November 2002, the United States District Court for the Central District of California permitted the actions to proceed as class actions.

Several stockholders filed related derivative complaints purportedly on behalf of Mattel. Some of the derivative suits were consolidated into one lawsuit in Los Angeles County Superior Court in California, which was dismissed for the plaintiff’s failure to make pre-suit demand on the board of directors. An appeal from that decision was dismissed in July 2003 by stipulation of the parties. Another derivative suit was filed in the Delaware Court of Chancery, and was dismissed without prejudice in August 2002 in deference to the then-ongoing California derivative case. A third derivative suit, filed in federal court in the Central District of California, was dismissed in July 2002, and re-filed in November 2002 as part of the settlement described below.

In November 2002, the parties to the federal cases negotiated and thereafter memorialized in a final settlement agreement a settlement of all the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. The court granted final approval to the settlement in September 2003, and judgments were entered accordingly. On October 9, 2003, a group of persons purporting to be members of the §14(a) class filed a notice of appeal, challenging the manner in which the $122.0 million was allocated between the §10(b) class and the §14(a) class. Briefing on the appeal has not yet begun, and an oral argument date has not been set.

At the time of the lawsuits, Mattel maintained directors and officers liability insurance with a maximum coverage of $120 million through several different carriers. One of those carriers, Reliance Insurance Company, had become insolvent, and was unable to meet its coverage obligation for its $20 million excess layer. As a result, Mattel contributed this $20 million layer to the settlement fund, and made a claim against the California Insurance Guarantee Association (“CIGA”) to recoup the full $20 million of the Reliance layer. CIGA disputed that it had to pay this amount, but on June 27, 2003, agreed to pay $0.5 million to Mattel, without prejudice to Mattel’s right to seek additional amounts. That same day, Mattel filed a lawsuit in Los Angeles County Superior Court seeking a declaration that CIGA was obligated to pay additional amounts to Mattel. On September 30, 2003, the parties entered into a written settlement agreement whereby CIGA agreed to pay Mattel $7.75 million (in addition to the $0.5 million previously paid), and Mattel agreed to dismiss its lawsuit. CIGA has since paid this sum, and the case has been dismissed.

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

The German lower court dismissed G&H’s action in its entirety, based on the expiration of the applicable statute of limitations and other procedural grounds. The Nuernberg Court of Appeals rejected G&H’s appeal of this ruling. G&H failed to file a further appeal to the German Supreme Court within the required time period.

Litigation Related to Cunningham

This suit was originally filed in September 1999 in the Circuit Court of Madison County, Illinois. The two named plaintiffs, who purchased “limited edition” Barbie® dolls, contend that Mattel’s use of the term “limited edition” on Barbie® dolls was deceptive and fraudulent to consumers (and that it constituted a breach of contract and breach of express warranty) on the grounds that the dolls were not “true” limited editions and thus are not as valuable as they would be otherwise. Originally, the plaintiffs claimed that use of the terms “special edition,” “collector’s edition” and “exclusive” on Barbie® dolls was also deceptive and fraudulent to consumers and constituted a breach of contract and breach of express warranty, but these claims were dismissed during motion practice.

In August 2003, a nationwide class of “all persons who have purchased limited edition Barbie® dolls or Barbie® dolls which were described, promoted or packaged as available only in small, limited amounts” was certified based on California Business and Professions Code sections 17200 and 17500 et seq. Plaintiffs’ claims under the Illinois Consumer Fraud Act (“ICFA”), as well as their breach of contract and breach of express warranty claims, have not been certified for class action status, and thus, currently apply only to the two named representative plaintiffs.

The plaintiffs claim that the class has suffered compensatory damages of at least between $100 million and $200 million, and seek punitive damages, attorneys’ fees and injunctive relief. Mattel believes the actions are without merit and intends to defend them vigorously.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

11.0	Computation of Income (Loss) per Common and Common Equivalent Share

12.0	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.0	Certification of Principal Executive Officer dated November 13, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer dated November 13, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer dated November 13, 2003 pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

(b)	Reports on Form 8-K

Mattel filed the following Current Reports on Form 8-K during the quarterly period ended September 30, 2003:

Date of Report	Items Reported	Financial Statements Filed
July 18, 2003	7,9	None
July 18, 2003	7,9	None
July 21, 2003	7,9	None
August 18, 2003	7,9,12	None

1  This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTEL, INC.
(Registrant)

Date: As of November 13, 2003	By:
Douglas E. Kerner Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)