Form 10-K
period 2003-12-31
MATTEL INC /DE/
filed 2004-03-12
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                          to

Commission File Number 001-05647

MATTEL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1567322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Continental Boulevard

El Segundo, CA 90245-5012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant calculated using the market price as of the close of business June 30, 2003 was $8,325,009,671.

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of March 5, 2004:

428,222,587  shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Mattel, Inc. 2004 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

MATTEL, INC. AND SUBSIDIARIES

PART I

Item 1.    Business.

Mattel, Inc. (“Mattel”) designs, manufactures, and markets a broad variety of toy products worldwide through sales to retailers and directly to consumers. Mattel’s vision is: The World’s Premier Toy Brands—Today and Tomorrow. Management has set five key company strategies: (i) improve execution of the existing toy business; (ii) globalize the brands; (iii) extend the brands; (iv) catch new trends; and (v) develop people.

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and ello™ (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, Batman™, Justice League™, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Power Wheels®, Sesame Street®, Little People®, Disney preschool and plush, Winnie the Pooh, Rescue Heroes™, Barney™, See ’N Say®, Dora the Explorer™, PowerTouch™ and View-Master®.

American Girl Brands—including American Girl Today®, The American Girls Collection® and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are sold to certain retailers.

In 2003, Mattel completed its financial realignment plan, originally announced during the third quarter of 2000, designed to improve gross profit; selling and administrative expenses; operating income; and cash flows. Since its inception, the plan required a total pre-tax charge of $250.0 million, or approximately $171 million after-tax, of which $26.3 million was incurred during 2003. Mattel exceeded the targeted initial cumulative cost savings of approximately $200 million. Over the last three years, Mattel recognized cumulative pre-tax cost savings of approximately $221 million, of which approximately $55 million, $87 million and $79 million were realized in 2001, 2002 and 2003, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Realignment Plan” and Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements.”

Mattel was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Boulevard, El Segundo, CA 90245-5012, telephone (310) 252-2000.

Business Segments

“Mattel” refers to Mattel, Inc. and its subsidiaries as a whole, unless the context requires otherwise. This narrative discussion applies to all segments except where otherwise stated. Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Brands US, Fisher-Price Brands US and American Girl Brands. For additional information on Mattel’s business segment reporting, including revenues, segment income, and assets, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Segment Results” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.” For additional information regarding geographic areas, see Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.” For a discussion of the risks inherent in the foreign operations of Mattel, which affect each segment, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results—Political Developments, including Trade Relations, and the Threat or Occurrence of War or Terrorist Activities.”

Domestic Segment

The Domestic segment develops toys that it markets and sells in the Mattel Brands US, Fisher-Price Brands US and American Girl Brands segments.

In the Mattel Brands US segment, Barbie® includes brands such as Barbie® fashion dolls and accessories, My Scene™, and Barbie® Collector. Polly Pocket!™ and ello™ are included within Other Girls Brands. Wheels is comprised of Hot Wheels®, Matchbox®, and Tyco® R/C. Entertainment includes Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, Batman™ and Justice League™ products, as well as games and puzzles.

In 2004, Mattel expects to expand its existing products or introduce new products, including a new “worlds of” strategy within the Barbie® brand. Among the “worlds” are Fairytopia™, Happy Family™, and Cali Girl™. In addition, Barbie® as The Princess and the Pauper will be the fourth in a series of videos and entertainment-themed fashion dolls. Other new products include Polly Pocket!™ Par-tay Bus™, ello™ Shopopolis™, Little Mommy™ and Shorties. Hot Wheels® will introduce Formula Fuelers™, Incredible Crash Dummies™ and Slimecano™ playset. In Entertainment, Winx™ and the newest game, Scene It?™, a video trivia game, will also be available in 2004.

The Fisher-Price Brands US segment includes Fisher-Price®, Power Wheels®, Sesame Street®, Little People®, Disney preschool and plush, Winnie the Pooh, Rescue Heroes™, Barney™, See ’N Say®, Dora the Explorer™, PowerTouch™ and View-Master® brands. Mattel plans to expand its interactive learning toys category, including introduction in 2004 of new toys designed specifically for children at different developmental stages, from infancy through grade school. New product introductions for 2004 are expected to include InteracTV™, POP-ONZ™ jr. building system, Laugh and Learn™ Home, Rescue Heroes™ Robotz, Doodle Pro™, First Steps™ Pooh, Dora’s Talking Dollhouse™, ESPN® Game Station™ and a new Elmo plush doll that sings a variation of the Village People song “YMCA”.

The American Girl Brands segment is a direct marketer, children’s publisher and retailer that includes the following brands: The American Girls Collection®, American Girl Today®, Hopscotch Hill School™, Bitty Baby®, Angelina Ballerina™, and Girls of Many Lands®. American Girl Brands also publishes best-selling books from American Girl Library®, History Mysteries®, Amelia®, Wild at Heart®, and AG Fiction™, as well as the award-winning American Girl® magazine. In 2004, American Girl Brands, in association with Warner Bros., is creating a made-for-TV movie scheduled to air in the fall of 2004 featuring Samantha Parkington®, a classic American Girl character. Movie-related product launches include a new 18-inch historical doll and book based on Nellie™, Samantha’s best friend from the movie, as well as several special-edition movie outfits and accessories for dolls and girls. Other 2004 product introductions include a new 16-inch doll and book character for Hopscotch Hill School™, brunette Bitty Twins®, numerous advice and activity books, outfits and accessories for the American Girl Today® dolls and Coconut™ the Puppy. American Girl Brands products are sold only in the US and Canada.

International Segment

Products marketed by the International segment, with the exception of American Girl Brands, are generally the same as those developed and marketed by the Domestic segment, although some are developed or adapted for particular international markets. Mattel’s products are sold directly to retailers and wholesalers in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence. See “Licenses and Distribution Agreements.”

Revenues from Mattel’s International segment represented approximately 40% of consolidated gross sales in 2003. Within the International segment, Mattel operates in four regions that generated the following gross sales during 2003 (in millions):

	Amount	Percentage
Europe	$1,356.1	62%
Latin America	462.2	21
Canada	185.8	9
Asia Pacific	171.6	8

	$2,175.7	100%

No individual country within the International segment exceeded 6% of consolidated gross sales during 2003.

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

Manufacturing

Mattel manufactures toy products for all segments in both company-owned facilities and through independent contractors. Products are also purchased from unrelated entities that design, develop and manufacture those products. To provide greater flexibility in the manufacture and delivery of its products, and as part of a continuing effort to reduce manufacturing costs, Mattel has concentrated production of most of its core products in company-owned facilities and generally uses independent contractors for the production of non-core products.

Mattel’s principal manufacturing facilities are located in China, Indonesia, Malaysia, Mexico and Thailand. Mattel also utilizes independent contractors to manufacture products in the US, Europe, Mexico, the Far East and Australia. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies and other risks, Mattel produces many of its key products in more than one facility. In 2003, Mattel substantially completed the consolidation of two manufacturing facilities in Monterrey, Mexico. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Realignment Plan” and Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements.” Mattel believes that its existing production capacity at its own and its independent contractors’ manufacturing facilities are sufficient to handle expected volume in the foreseeable future. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Factors That May Affect Future Results.”

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

The foreign countries in which most of Mattel’s products are manufactured (principally China, Indonesia, Thailand, Malaysia and Mexico) all enjoy permanent “normal trade relations” (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent on January 1, 2002, following enactment of a bill authorizing such status upon the country’s accession to the World Trade Organization (“WTO”), which occurred in December 2001. Membership in the WTO substantially reduces the possibility of China losing its NTR status, which would result in increased costs for Mattel and others in the toy industry.

All US duties on toys were completely eliminated upon implementation of the Uruguay Round WTO agreement in 1995. The European Union, Japan and Canada eliminated their tariffs on most toy categories through staged reductions that continued through January 1, 2004. The primary toy tariffs still maintained by these countries are EU and Japanese tariffs on dolls of 4.7% and 3.9%, respectively, and a Canadian tariff of 8% on children’s wheeled vehicles.

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

The Mattel Brands US and Fisher-Price Brands US segments compete with several large toy companies, including Hasbro, Inc., Jakks Pacific, Lego, Leap Frog, Bandai, MGA Entertainment and many smaller toy companies. American Girl Brands competes with toy companies in the doll category, and to a lesser extent, with children’s book publishers and retailers in the girls category. Mattel’s International segment competes with global toy companies including Hasbro, Lego, Tomy, Bandai, and other national and regional toy companies. Foreign national and regional toy markets may include competitors who are strong in a particular toy line or geographical area, but do not compete with Mattel and other international toy companies worldwide. Additionally, in recent years, several large retailers have offered competing products under their own private labels.

Seasonality

Mattel’s business is highly seasonal, with consumers making a large percentage of all toy purchases during the traditional holiday season. A significant portion of Mattel’s customers’ purchasing occurs in the third and fourth quarters of Mattel’s fiscal year in anticipation of such holiday buying. These seasonal purchasing patterns and requisite production lead times cause risk to Mattel’s business associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. Additionally, as retailers manage their inventories, Mattel experiences cyclical ordering patterns for products and product lines that may cause its sales to vary significantly from period to period.

In anticipation of retail sales in the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of Mattel’s fiscal year. Seasonal shipping patterns result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements. See “Seasonal Financing.”

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

For new product introductions, Mattel’s strategy is to begin production on a limited basis until a product’s initial success has been proven in the marketplace. The production schedule is then modified to meet anticipated demand. Mattel further limits its risk by generally having independent contractors manufacture new product lines in order to minimize capital expenditures associated with new product introductions. This strategy has reduced inventory risk and has limited the potential loss associated with new product introductions.

Mattel devotes substantial resources to product design and development. During 2003, 2002 and 2001, Mattel spent approximately $167 million, $159 million and $176 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements.”

Advertising, Marketing and Sales

Mattel supports its product lines with extensive advertising and consumer promotions. Advertising continues at varying levels throughout the year and peaks during the traditional holiday season. Advertising includes television and radio commercials and magazine and newspaper advertisements. Promotions include in-store displays, sweepstakes, merchandising materials and major events focusing on products and tie-ins with various consumer products companies. Mattel has two retail stores, American Girl Place® in Chicago and New York City, each of which features children’s products from the American Girl Brands segment. Mattel also has several other smaller retail outlets at its corporate headquarters and distribution centers as a service to its employees and as an outlet for excess product. American Girl Brands has a retail outlet in Oshkosh, WI that serves as an outlet for excess product.

During 2003, 2002 and 2001, Mattel spent approximately $636 million (12.8% of net sales), $553 million (11.3% of net sales) and $544 million (11.6% of net sales), respectively, on worldwide advertising and promotion.

Mattel’s products are sold throughout the world. Products within the Domestic segment are sold directly to large retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers. Products within the International segment are sold directly to retailers and wholesalers in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence.

During 2003, Mattel’s three largest customers (Wal-Mart at $1.0 billion, Toys “R” Us at $0.8 billion and Target at $0.4 billion) accounted for approximately 47% of consolidated net sales in the aggregate. Within the International segment, there is also a concentration of sales to certain large customers that do not operate in the US. The customers and the degree of concentration vary depending upon the region or nation. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results” and Item 8 “Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements.”

Licenses and Distribution Agreements

Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters or inventions of the licensor in product lines that Mattel manufactures. A number of these licenses relate to product lines that are significant to Mattel’s business and operations. An important licensor is Warner Bros., which licenses the Harry Potter™ book and movie property for use on Mattel’s products as well as the master toy license for Batman™, Superman™, Justice League™, and Looney Tunes™. Mattel has also entered into license agreements with, among others: Disney Enterprises, Inc., relating to classic Disney characters such as Winnie the Pooh and the Disney Princesses; Sesame Workshop relating to its Sesame Street® properties; Viacom International, Inc. relating to its Nickelodeon® properties including SpongeBob SquarePants™ and Dora the Explorer™; Nihon Ad Systems Inc. for the master toy license to the Yu-Gi-Oh!™ property worldwide, excluding Asia; and Lyons Partnership, L.P. relating to Barney™, the purple dinosaur, as well as Barney™ for Baby, for infant and preschool toys, feature plush, electronic learning aids, games and puzzles.

Royalty expense during 2003, 2002 and 2001 was approximately $169 million, $210 million and $220 million, respectively. See “Product Design and Development” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.”

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

As of year end 2003, Mattel had outstanding commitments for 2004 and 2005 purchases of inventory of approximately $93 million. Licensing and similar agreements with terms extending through 2011 contain provisions for future guaranteed minimum payments aggregating approximately $295 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.”

Mattel ships products in accordance with delivery schedules specified by its customers, which usually request delivery within three months. In the toy industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the toy industry has resulted in fewer advance orders and therefore less backlog of orders. Mattel believes that the amount of backlog orders at any given time may not accurately indicate future sales.

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

Seasonal Financing

Mattel’s financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when inventories are at their highest levels in anticipation of expected second half sales volume and when accounts receivable are at their highest levels due to increased sales volume, consistent with the industry taken as a whole. See “Seasonality.” Mattel expects to finance its seasonal working capital requirements for 2004 by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables, and using various short-term bank lines of credit. In addition, Mattel avails itself of individual short-term foreign credit lines with a number of banks, which will be used as needed to finance the seasonal working capital requirements of certain foreign subsidiaries.

In March 2002, Mattel amended and restated its existing domestic unsecured committed revolving credit facility into a $1.06 billion, 3-year facility with an expiration date in 2005. In March 2004, Mattel anticipates amending and restating its domestic unsecured committed revolving credit facility. The size of the facility is expected to be changed to $1.30 billion, and the expiration date of the facility is expected to be extended to March 2007. The other terms and conditions of the amended and restated facility are expected to be substantially similar to those currently in place. Mattel’s domestic unsecured credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year. The credit agreement for the domestic unsecured credit facility specifies the formulae to be used in calculating the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2003. As of year end 2003, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.30 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 12.47 to 1 (compared to a minimum allowed of 3.50 to 1). See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Seasonal Financing” and Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements.”

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term foreign credit lines with a number of banks. As of year end 2003, Mattel’s foreign credit lines total approximately $320 million, a portion of which are used to support letters of credit. Mattel expects to extend these credit lines throughout 2004.

Mattel believes its cash on hand at the beginning of 2004, amounts available under its domestic unsecured committed revolving credit facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements for 2004.

Mattel has a $300.0 million domestic receivables sales facility that is a sub-facility of Mattel’s domestic unsecured committed revolving credit facility. The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the amount available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold. Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A., as administrative agent, Citicorp USA, Inc. and Fleet National Bank, as syndication agents, and Societe Generale and BNP Paribas, as documentation agents. After the amendment and restatement of the domestic unsecured revolving credit facility, the group of banks is anticipated to include, among others, Bank of America, N.A., as administrative agent, Citicorp USA, Inc. and Barclays Bank PLC, as co-syndication agents, and Societe Generale and BNP Paribas, as co-documentation agents. Pursuant to the domestic receivables facility, Mattel Sales Corp. and Fisher-Price, Inc. (which are wholly-owned subsidiaries of Mattel) can sell eligible trade receivables from Wal-Mart and Target to Mattel Factoring, Inc. (“Mattel Factoring”), a Delaware corporation and wholly-owned, consolidated subsidiary of Mattel. Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility. Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group. Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable on its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

Mattel’s subsidiaries, Mattel International Holdings B.V., a Netherlands company, Mattel France S.A.S., a French company, and Mattel GmbH, a German company, have entered into a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to a bank, Societe Generale Bank Nederland N.V. The receivables sales are accounted for as a sale. As with the domestic receivables facility, each sale of accounts receivable is recorded on Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European trade receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Bank Nederland N.V. and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH effective June 29, 2003, the commitment termination date for the European receivables facility was extended to June 25, 2004.

Government Regulations and Environmental Quality

Mattel’s toy products sold in the US are subject to the provisions of the Consumer Product Safety Act and the Federal Hazardous Substances Act, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug and Cosmetics Act, and the regulations promulgated pursuant to such statutes. The Consumer Product Safety Act and the Federal Hazardous Substances Act enable the Consumer Product Safety Commission (“CPSC”) to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, as well as articles that contain excessive amounts of a banned hazardous substance. The CPSC may also require the recall and repurchase or repair of articles that are banned. Similar laws exist in some states and cities and in many international markets.

In 2002, Fisher-Price exited the car seat business. Fisher-Price’s car seats are subject to the provisions of the National Highway Transportation Safety Act, which enables the National Highway Traffic Safety Administration (“NHTSA”) to promulgate performance standards for child restraint systems. When Fisher-Price was producing car seats, Fisher-Price would conduct periodic tests to ensure that its child restraint systems met applicable standards. A Canadian agency, Transport Canada, also regulates child restraint systems sold for use in Canada. As with the CPSC, the NHTSA and Transport Canada can require the recall and repurchase or repair of products that do not meet their respective standards.

Mattel maintains a quality control program to ensure compliance with various US federal, state and applicable foreign product safety requirements. Notwithstanding the foregoing, there can be no assurance that all of Mattel’s products are or will be free from defects or hazard-free. A product recall could have a material adverse effect on Mattel’s results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively affect Mattel’s reputation and the sales of other Mattel products.

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

Mattel’s operations are from time to time the subject of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. See Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Environmental.”

Employees

The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At year end 2003, Mattel’s total number of employees, including its international operations, was approximately 25,000.

Executive Officers of the Registrant

The current executive officers of Mattel, all of which are appointed annually by the board of directors and serve at the pleasure of the board, are as follows:

Name	Age	Position	Executive Officer Since
Robert A. Eckert	49	Chairman of the Board of Directors and Chief Executive Officer	2000
Matthew C. Bousquette	45	President, Mattel Brands	1999
Ellen L. Brothers	48	President, American Girl and Executive Vice President	2003
Thomas A. Debrowski	53	Executive Vice President, Worldwide Operations	2000
Joseph F. Eckroth, Jr.	45	Chief Information Officer	2000
Kevin M. Farr	46	Chief Financial Officer	1996
Neil B. Friedman	56	President, Fisher-Price Brands	1999
Alan Kaye	50	Senior Vice President, Human Resources	2000
Douglas E. Kerner	46	Senior Vice President and Corporate Controller	2001
Robert Normile	44	Senior Vice President, General Counsel and Secretary	1999
William Stavro	64	Senior Vice President and Treasurer	1993
Bryan Stockton	50	Executive Vice President, International	2000

Mr. Eckert has been Chairman of the Board of Directors and Chief Executive Officer since May 2000. He was formerly President and Chief Executive Officer of Kraft Foods, Inc., the largest packaged food company in North America, from October 1997 until May 2000. From 1995 to 1997, Mr. Eckert was Group Vice President of Kraft Foods, Inc. From 1993 to 1995, Mr. Eckert was President of the Oscar Mayer foods division of Kraft Foods, Inc. Mr. Eckert worked for Kraft Foods, Inc. for 23 years prior to joining Mattel.

Mr. Bousquette has been President, Mattel Brands since March 2003. He served as President, Boys/Entertainment from March 1999 until March 2003. From May 1998 to March 1999, he was Executive Vice President and General Manager—Boys Toys. From 1995 to 1998, he was General Manager—Boys Toys. He joined Mattel in December 1993 as Senior Vice President—Marketing.

Ms. Brothers has been President, American Girl and Executive Vice President since July 2000. From November 1998 to July 2000, she was Senior Vice President of Operations, Pleasant Company (which was reincorporated as American Girl in 2003). From January 1997 to November 1998, she was Vice President of the Catalogue Division, Pleasant Company. She joined Pleasant Company in 1995, prior to its acquisition by Mattel in July 1998, as Vice President of Catalogue Marketing.

Mr. Debrowski has been Executive Vice President, Worldwide Operations, since November 2000. From February 1992 until November 2000, he was Senior Vice President—Operations and a director of The Pillsbury Company. From September 1991 until February 1992, he was Vice President of Operations for The Baked Goods Division of The Pillsbury Company. Prior to that, he served as Vice President and Director of Grocery Operations for Kraft U.S.A.

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

Mr. Friedman has been President, Fisher-Price Brands since March 1999. From August 1995 to March 1999, he was President—Tyco Preschool. For more than five years prior to that time, he was President of MCA/Universal Merchandising, Senior Vice President—Sales, Marketing and Design of Just Toys, Vice President and General Manager of Baby Care for Gerber Products, Executive Vice President and Chief Operating Officer of Lionel Leisure, Inc., and President of Aviva/Hasbro.

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

Mr. Kerner has been Senior Vice President and Corporate Controller since April 2001, when he joined Mattel. From 1998 to 2001, he served as Executive Vice President, Finance, of Premier Practice Management, Inc. Prior to that, he served as a finance officer at two public companies, FPA Medical Management, Inc. in 1998, and at the North American subsidiary of the French oil company, Total S.A. from 1991 to 1997, after serving for ten years at PricewaterhouseCoopers LLP.

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

Available Information

Mattel files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC. The public may read and copy any materials that Mattel files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Mattel’s Internet website address is http://www.mattel.com. Mattel makes available on its Internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

Item 2.    Properties.

Mattel owns its corporate headquarters in El Segundo, CA, consisting of 335,000 square feet, which is subject to a $40.1 million mortgage, and an adjacent 55,000 square foot office building. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel’s Fisher-Price subsidiary owns its headquarters facilities in East Aurora, NY, consisting of approximately 535,000 square feet, which is used by the Fisher-Price Brands US segment and for corporate support functions. American Girl Brands owns its headquarters facilities in Middleton, WI, consisting of approximately 395,000 square feet, distribution facilities in Middleton, DeForest and Wilmot, WI, consisting of a total of approximately 948,000 square feet, and a call center in Eau Claire, WI, consisting of approximately 47,000 square feet, all of which are used by the American Girl Brands segment.

Mattel maintains leased sales offices in California, Illinois, New York, North Carolina, Arkansas, Michigan and Georgia used by the Domestic segment and leased warehouse and distribution facilities in California, New Jersey and Texas, all of which are used by the Domestic segment. Mattel has leased retail space in Chicago, IL and New York City, NY for its American Girl Place® stores and leased retail space in Oshkosh, WI, which are used by the American Girl Brands segment. Mattel also has leased office space in Florida, which is used by the International segment. Mattel leases a computer facility in Phoenix, AZ used by all segments. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Colombia, Costa Rica, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Mexico, The Netherlands, New Zealand, Norway, Peru, Portugal, Puerto Rico, Singapore, South Korea, Spain, Switzerland, the United Kingdom and Venezuela which are leased (with the exception of office space in Chile and certain warehouse space in France) and used by the International segment. Mattel’s principal manufacturing facilities are located in China, Indonesia, Malaysia, Mexico and Thailand. See “Manufacturing.”

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

Item 3.    Legal Proceedings.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Litigation” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.”

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters.

For information regarding the markets in which Mattel’s common stock, par value $1.00 per share, is traded, see the cover page hereof. For information regarding the high and low closing prices of Mattel’s common stock for the last two calendar years, see Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements.”

As of March 5, 2004, Mattel had approximately 44,000 holders of record of its common stock.

During 2003, dividends totaling $0.40 per share were declared by the board of directors in November and paid in December. In 2002 and 2001, a $0.05 per share dividend was declared by the board of directors in November and paid in December. The payment of dividends on common stock is at the discretion of Mattel’s board of directors and is subject to statutory and customary limitations.

Item 6.    Selected Financial Data.

	For the Year Ended December 31, (a) (b)
	2003	2002	2001	2000	1999
	(In thousands, except per share and percentage information)
Operating Results:
Net sales (c)	$4,960,100	$4,885,340	$4,687,924	$4,565,489	$4,502,769
Gross profit	2,429,483	2,360,987	2,148,934	1,993,242	2,067,240
% of net sales	49.0%	48.3%	45.8%	43.7%	45.9%
Operating income	785,710	733,541	579,320	370,624	288,294
% of net sales	15.8%	15.0%	12.4%	8.1%	6.4%
Income from continuing operations before income taxes	740,854	621,497	430,010	225,424	170,164
Provision for income taxes	203,222	166,455	119,090	55,247	61,777
Income from continuing operations	537,632	455,042	310,920	170,177	108,387
Gain (loss) from discontinued operations, net of tax (a)	—	27,253	—	(601,146)	(190,760)
Cumulative effect of change in accounting principles, net of tax	—	(252,194)	(12,001)	—	—
Net income (loss)	537,632	230,101	298,919	(430,969)	(82,373)

Income (Loss) Per Common Share (d):
Income (loss) per common share—Basic
Income from continuing operations	$1.23	$1.04	$0.72	$0.40	$0.25
Gain (loss) from discontinued operations (a)	—	0.06	—	(1.41)	(0.46)
Cumulative effect of change in accounting principles	—	(0.58)	(0.03)	—	—
Net income (loss)	1.23	0.52	0.69	(1.01)	(0.21)
Income (loss) per common share—Diluted
Income from continuing operations	1.22	1.03	0.71	0.40	0.25
Gain (loss) from discontinued operations (a)	—	0.06	—	(1.41)	(0.45)
Cumulative effect of change in accounting principles	—	(0.57)	(0.03)	—	—
Net income (loss)	1.22	0.52	0.68	(1.01)	(0.20)

Dividends Declared Per Common Share	$0.40	$0.05	$0.05	$0.27	$0.35

	As of Year End (a) (b)
	2003	2002	2001	2000	1999
	(In thousands)
Financial Position:
Total assets	$4,510,950	$4,459,659	$4,509,817	$4,268,279	$4,631,599
Long-term liabilities	826,983	832,194	1,205,122	1,407,892	1,145,856
Stockholders’ equity	2,216,221	1,978,712	1,738,458	1,403,098	1,962,687

(a)	Financial data for 1999 reflect the retroactive effect of the merger, accounted for as a pooling of interests, with The Learning Company, Inc. (“Learning Company”) in May 1999. As more fully described in Note 14 to the consolidated financial statements, the Consumer Software segment, which was comprised primarily of Learning Company, was reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements were reclassified to segregate the net investment in, and the liabilities and operating results of, the Consumer Software segment.

(b)	Certain financial information for prior years has been reclassified to conform to the current year’s presentation.

(c)	As discussed in Note 1 to the consolidated financial statements, effective October 1, 2003, close out sales previously classified as a reduction of cost of sales are now classified as net sales in Mattel’s consolidated statements of operations. Close out sales for the fourth quarter of 2003, totaling $19.2 million, are included in reported net sales. This change in classification has no impact on gross profit, operating income, net income (loss), income (loss) per common share, balance sheets or cash flows. The following table provides the quantification of close out sales by year (in thousands):

For the Year Ended
2003	2002	2001	2000	1999
$57,328	$112,673	$163,388	$98,378	$95,742

(d)	Per share data reflect the retroactive effect of the merger with Learning Company in 1999.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 “Financial Statements and Supplementary Data.” Mattel’s consolidated financial statements for all periods present the Consumer Software segment as a discontinued operation. See “Discontinued Operations.” Unless otherwise indicated, the following discussion relates only to Mattel’s continuing operations. In February 2003, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands US. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes. The results of Pleasant Company are now reported as American Girl Brands and US Infant & Preschool are now reported as Fisher-Price Brands US for segment purposes. To facilitate the comparison of current year segment results to that of the prior years, segment disclosures for 2002 and 2001 have been restated to reflect these changes.

Overview

Mattel designs, manufactures, and markets a broad variety of toy products worldwide through sales to retailers and wholesalers (i.e., “customers”) and directly to consumers. Mattel’s business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines, and to successfully market those products and product lines. Mattel plans to continue to focus on its portfolio of traditional brands that have historically had worldwide appeal, to create new brands utilizing its knowledge of children’s play patterns and to target customer and consumer preferences around the world. Mattel also intends to expand its core brands through the Internet and licensing and entertainment partnerships.

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and ello™ (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, Batman™, Justice League™, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Power Wheels®, Sesame Street®, Little People®, Disney preschool and plush, Winnie the Pooh, Rescue Heroes™, Barney™, See ’N Say®, Dora the Explorer™, PowerTouch™ and View-Master®.

American Girl Brands—including American Girl Today®, The American Girls Collection® and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are sold to certain retailers.

During 2003, there were several factors that had a negative impact on Mattel’s revenue in the US, including increased competition in the doll and various boys toys categories, a weak economy, retail consolidation and aggressive retail pricing. In addition, management believes that its fourth quarter and full year 2003 results were negatively affected by a shift in consumer purchases to later in the holiday season and increased purchase of gift cards. This shift in the timing of consumer purchases compared to prior years changed the re-order pattern of Mattel’s products by retailers during the holiday season. When consumers purchase toys in October or November, retailers are typically inclined to re-order more toys to restock their shelves for the holiday season. However, when consumers buy products late in December or purchase gift cards that will be used after the holidays, retailers have less incentive to refill their shelves with holiday products. Mattel’s management expects that some or all of these factors may continue in 2004 and may have an impact on future results of operations.

Despite the challenges the company is experiencing, Mattel improved its income from continuing operations in 2003 compared to 2002. To optimize its business and mitigate the impact of the aforementioned challenges, Mattel continues to focus on the following strategic priorities:

•	Core brands—focusing on traditional core brand categories, extending product lines, initiating core brand promotional programs and targeting profitable licensing arrangements.

•	Channels—strengthening relationships with retailers, developing new retail channels, providing quality service to customers and optimizing its supply chain.

•	Costs—controlling costs to help mitigate the impact of anticipated rising commodity, transportation, employee benefits, and insurance costs.

•	Cash—generating and opportunistically deploying cash using a disciplined approach.

Mattel has announced plans to increase its focus on revenue growth in 2004. Mattel plans to implement value enhancement strategies aimed at strengthening its core brands, including invigorating the Barbie® brand and expanding its interactive learning toys category. Management intends to re-establish the Barbie® brand into content-driven product lines pursuant to a “worlds of” strategy in which stories will be told through movies, books, magazines and music. Product lines, including dolls and accessories, will be created to complement these stories. The eight worlds of Barbie® to be introduced in 2004 will be geared to different age segments in an attempt to maintain the brand’s broad appeal among girls and their parents. For instance, for the younger girls, there will be stories and products with a fantasy theme such as princesses and fairies, while for older girls, the My Scene™ line will include the launch of a full-length DVD accompanied by a product line that targets fashion play and shopping. In the interactive learning toys category, Mattel plans to introduce new toys designed specifically for children at different developmental stages, from infancy through grade school. While there is no guarantee, management believes that these initiatives will promote revenue growth. In recent years, Mattel has been able to grow net income faster than the rate of revenue growth through successful cost-cutting initiatives. In 2004, Mattel will continue to focus on new cost-cutting initiatives, but management believes revenue growth will likely be necessary to achieve financial results similar to those of recent years.

Additionally, Mattel intends to continue its emphasis on globalization of its brands and management believes the reorganization in the first quarter of 2003, which combined the US Girls and US Boys-Entertainment segments under the Mattel Brands US segment, should allow Mattel to better globalize its brands through optimizing the strengths and leveraging the talents of personnel managing the brands on a global basis. The International segment continued to benefit from Mattel’s strategic focus on globalization of brands, including improved product availability and better alignment of worldwide marketing and sales plans. Management intends to continue focusing on maintaining a high level of business performance in the eight geographies that currently represent approximately 75% of Mattel’s International segment: United Kingdom, France, Germany, Italy, Spain, Northern Europe, Canada, and Mexico. Management believes maintaining a high level of business performance in these geographies gives Mattel a greater degree of freedom to be opportunistic in markets where its business is smaller and less developed. Management expects that this strategy should enable Mattel to seek opportunities in smaller and less developed markets, while maintaining stability in these larger markets. Mattel’s long-term goal is to generate 50% of its sales in markets outside of the US by continuing to grow its international business at a higher rate than in the US. However, management believes that while International segment sales growth will continue to be strong, it will be difficult to maintain the same level of sales growth increases in the International segment that Mattel has achieved during the last three years, especially if the value of the US dollar reverses its current trend and strengthens against the major foreign currencies.

Results of Continuing Operations

2003 Compared to 2002

Consolidated Results

Net income for 2003 was $537.6 million, or $1.22 per diluted share, as compared to net income of $230.1 million, or $0.52 per diluted share, for 2002. Net income for 2003 included a pre-tax charge of $26.3 million ($20.0 million after-tax) related to the financial realignment plan. In 2003, Mattel also recognized pre-tax income of $7.9 million ($5.0 million after-tax) representing an adjustment resulting from updated estimates related to amounts accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, OR. The combined effect of these items was a net after-tax charge of $15.0 million for 2003. In the first quarter of 2002, Mattel implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and recorded a transition adjustment of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the American Girl Brands goodwill. In the third quarter of 2002, Mattel recorded a $27.3 million after-tax gain from discontinued operations related to the sale of Learning Company. In 2002, Mattel also incurred a pre-tax charge of $48.3 million ($31.9 million after-tax) related to the financial realignment plan. The combined effect of these items was a net after-tax charge of $256.8 million for 2002.

Overall in 2003, Mattel’s results of operations benefited from changes in currency exchange rates. Net sales in 2003 grew 2% compared to 2002, including a benefit from changes in currency exchange rates of 4 percentage points. Earnings per share included a benefit from changes in currency exchange rates of approximately $0.03 per diluted share. While Mattel enters into hedges to limit the effect of currency exchange rate fluctuations, management cannot predict the impact of changes in currency exchange rates, favorable or unfavorable, on future results of operations. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk”.

The following table provides a summary of Mattel’s consolidated results for 2003 and 2002 (in millions, except percentage and basis point information):

	For the Year
	2003		2002		Year / Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$4,960.1	100.0%	$4,885.3	100.0%	2%

Gross profit	$2,429.5	49.0%	$2,361.0	48.3%	3%	70
Advertising and promotion expenses	636.1	12.8	552.5	11.3	15%	150
Other selling and administrative expenses	1,002.9	20.3	1,050.3	21.5	(5)%	(120)
Restructuring and other charges	4.8	0.1	24.6	0.5	(80)%	(40)

Operating income	785.7	15.8	733.6	15.0	7%	80
Interest expense	80.6	1.6	113.9	2.3
Interest (income)	(18.9)	(0.4)	(17.7)	(0.3)
Other non-operating (income) expense, net	(16.8)	(0.3)	15.9	0.3

Income from continuing operations before income taxes	$740.8	14.9%	$621.5	12.7%	19%	220

Net sales for 2003 were $4.96 billion, a 2% increase compared to $4.89 billion in 2002. Worldwide gross sales for 2003 increased 1%, which included a benefit from changes in currency exchange rates of 3 percentage points. Gross sales within the US decreased 6% from 2002 and accounted for 60% of consolidated gross sales in 2003 compared to 64% in 2002. The decline in gross sales within the US reflects the challenging retail environment and competition in key categories. In 2003, gross sales in international markets increased 15% compared to 2002. The growth in international gross sales included a benefit from changes in currency exchange rates of 10 percentage points.

During the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. Effective October 1, 2003, close out sales previously classified as a reduction of cost of sales are now classified as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, net income, income per common share, balance sheets or cash flows for any period. For the fourth quarter of 2003, close out sales, which are included in the reported net sales, were $19.2 million representing 1 percentage point of sales growth for the quarter and 40 basis points of sales growth for the year. For the first three quarters of 2003 and for 2002, close out sales classified as a reduction of cost of sales were $38.1 million and $112.7 million, respectively. See Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data – Notes 1, 11 and 12 to the Consolidated Financial Statements.”

Worldwide gross sales of Mattel Brands increased 1% to $3.3 billion in 2003 compared to 2002, including a 5 percentage point benefit from changes in currency exchange rates. Domestic gross sales decreased 10% and international gross sales grew 14%, including a 10 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Barbie® remained flat with 2002, including a 6 percentage point benefit from changes in currency exchange rates. A 17% increase in international Barbie® gross sales was offset by a 15% decline in domestic Barbie® gross sales. The international Barbie® gross sales growth included an 11 percentage point benefit from changes in currency exchange rates. An increase in international sales of dolls was more than offset by declines in worldwide sales of Barbie® accessories and lower domestic sales of dolls. Worldwide gross sales of Other Girls Brands increased 5%, including a 5 percentage point benefit from changes in currency exchange rates. The increase in gross sales of Other Girls Brands was driven by solid performances by Polly Pocket!™ and ello™. Declines in sales of Diva Starz™ and What’s Her Face!™ were only partially offset by the introduction of Flavas™ in 2003. The Flavas™ product line did not meet expectations in 2003 and will be discontinued in 2004. Worldwide gross sales in the Wheels category were down 2% in 2003 compared to 2002, including a 3 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of the Hot Wheels® product line increased 3% compared to 2002 as a 23% increase in international sales was partially offset by a 7% decrease in domestic sales. The international Hot Wheels® gross sales growth included a 10 percentage point benefit from changes in currency exchange rates. Additionally, gross sales of Matchbox® declined in both domestic and international markets. Worldwide gross sales in the Entertainment category increased 3% in 2003 compared to 2002, including a 4 percentage point benefit from changes in currency exchange rates. The growth in this category was driven by strong gains in games and puzzles, a solid performance by Yu-Gi-Oh!™, and the introduction of the Warner Bros. properties Batman™ and Justice League™, partially offset by declines in sales of Harry Potter™ and Max Steel™. In July 2002, Mattel and Warner Bros. Consumer Products announced comprehensive, multi-year agreements granting Mattel master toy licenses for several of Warner Bros.’ core franchises, including Looney Tunes™, Baby Looney Tunes™, Batman™, Superman™ and Justice League™. The agreements, which took effect in January 2003, cover all global territories except Asia and include rights to market products based on any related theatrical releases or television programs that are produced during the period covered by the agreements.

Worldwide gross sales of Fisher-Price Brands increased 4% to $1.8 billion in 2003 compared to 2002, including a 2 percentage point benefit from changes in currency exchange rates. International gross sales increased 20%, while domestic gross sales decreased 1%. The international gross sales growth included a 10 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of core Fisher-Price® products were up 5% due to a 25% increase in international sales, partially offset by a 3% decline in domestic sales. The growth in international gross sales of core Fisher-Price® included a 12 percentage point benefit from changes in currency exchange rates. Sales of licensed character brands increased in 2003 compared to 2002 in both domestic and international markets. Additionally, Mattel benefited in 2003 from new product launches in its interactive learning category, which includes PowerTouch™ and other learning toys.

Gross sales of American Girl Brands decreased 2% to $344.4 million in 2003 compared 2002. Sales declines in the Angelina Ballerina™, Bitty Baby® and last year’s launch of the historical Kaya® doll were partially offset by strong performances in this year’s American Girl Today® brand, driven by the launch of the

Kailey® doll, as well as introduction of the Hopscotch Hill School™ brand. Mattel intends to invigorate the American Girl Brands category in 2004 through initiatives such as a made for TV movie scheduled to air in the fall of 2004 featuring Samantha Parkington®, a classic American Girl character. Additionally, the American Girl Place® in New York City, which opened in November 2003, surpassed the performance of the Chicago store in its opening holiday season and is expected to have a positive impact on invigorating sales of American Girl products during 2004.

Gross profit, as a percentage of net sales, was 49.0% in 2003 compared to 48.3% in 2002. The gross profit improvement was due to savings realized from the financial realignment plan and supply chain initiatives (including global procurement initiatives designed to reduce costs) and lower royalty costs. The improvement in gross profit was partially offset by investments in initiatives designed to drive sales momentum, such as more open packaging to enhance value perception with consumers and packaging multiple products together at special value prices, and higher commodity and logistics costs. Continued value enhancement strategies in 2004 will put pressure on gross profit. Mattel intends to mitigate the impact of increased cost pressures in 2004 through continued execution of its supply chain initiatives. Management believes more opportunities exist to optimize further its manufacturing through sourcing and global procurement initiatives.

Advertising and promotion expense was 12.8% of net sales in 2003, compared to 11.3% in 2002. The increase in 2003 compared to 2002 was largely due to increased spending to support the launch of several new product lines and Mattel’s attempt to rebuild volume momentum in core brands as well as the unfavorable effect of currency exchange rate changes. While some advertising and promotion programs were successful, other programs did not meet expectations in terms of rebuilding volume momentum and stimulating revenue growth. In light of these mixed results from its 2003 advertising and promotion programs, management is currently reviewing its 2004 advertising strategy and spending objectives.

Other selling and administrative expenses were $1.0 billion, or 20.3% of net sales, in 2003 compared to $1.1 billion, or 21.5% of net sales, in 2002. The decrease in 2003 was primarily due to lower incentive compensation accruals of approximately $80 million and reduced bad debt expense of approximately $43 million, partially offset by higher employee benefit and insurance costs, spending related to continuous improvement initiatives and the unfavorable impact of currency exchange rates. The decrease in bad debt expense was largely due to a $33.5 million writedown of the Kmart pre-bankruptcy accounts receivable in 2002. Other selling and administrative expenses in 2003 included an $8.6 million financial realignment plan charge, largely related to streamlining back office functions and the termination of a licensing arrangement. Other selling and administrative expenses in 2002 included a $13.3 million financial realignment plan charge, largely related to streamlining back office functions and asset writedowns and other costs associated with the closure of its manufacturing and distribution facilities in Murray, Kentucky (“North American Strategy”). Management expects that some or all of these cost pressures will continue in 2004. Management intends to continue to focus on controlling costs to reduce the impact of such cost pressures through its continuous improvement initiatives.

Non-Operating Items

Interest expense decreased from $113.9 million in 2002 to $80.6 million in 2003 due to lower average borrowings resulting from higher cash on hand at the beginning of the year, lower short-term interest rates and repayment of long-term debt. Other non-operating (income), net was $16.8 million in 2003, including a $15.5 million gain from the sale of marketable securities and a $7.8 million gain from an insurance recovery related to the shareholder lawsuit settled in 2002, partially offset by foreign currency transaction losses of $10.0 million. Other non-operating expense, net was $15.9 million in 2002, including a $25.4 million charge resulting from the settlement of shareholder litigation related to the 1999 acquisition of the Learning Company, partially offset by foreign currency transaction gains of $10.5 million. Foreign currency transaction gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the period in which the exchange rate changes. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Litigation—Litigation Related to Learning Company” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.”

At year end 2003, the pre-tax unrealized holding gains on marketable equity securities held by Mattel were $52.1 million ($32.8 million after-tax). Prospectively, management expects to periodically sell additional marketable securities.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment historically was further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. In February 2003, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands US. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes. The results of Pleasant Company are now reported as American Girl Brands and US Infant & Preschool are now reported as Fisher-Price Brands US for segment reporting purposes. Business Segment Results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.”

Domestic Segment

Mattel Brands US gross sales decreased 11% in 2003 compared to 2002. Within this segment, lower sales of Barbie®, Diva Starz™, What’s Her Face!™, Wheels and Harry Potter™ products were partially offset by growth in Polly Pocket!™ and ello™, and the introduction of Flavas™ and the Warner Bros. properties Batman™ and Justice League™. Barbie® gross sales decreased by 15% due to declines in the accessories and doll categories and increased competition. Mattel Brands US segment income decreased 13% to $388.7 million in 2003, primarily due to lower volume and increased advertising spending to support the launch of several new product lines and its attempt to rebuild volume momentum in core brands, partially offset by higher gross profit.

Fisher-Price Brands US gross sales decreased 1%, due to declines in sales of core Fisher-Price® and Power Wheels® products, partially offset by increased sales of licensed character brands and new product launches in the interactive learning category. Fisher-Price Brands US segment income decreased 4% to $180.1 million in 2003, primarily due to lower volume and increased overhead costs to support development of new product lines, partially offset by higher gross profit.

American Girl Brands gross sales decreased 2% as declines in the Angelina Ballerina™, Bitty Baby® and last year’s launch of the historical Kaya® doll were partially offset by strong performances in this year’s American Girl Today® brand, driven by the launch of the Kailey® doll, as well as introduction of the Hopscotch Hill School™ brand. American Girl Brands segment income increased 7% to $62.0 million in 2003, primarily due to higher gross profit, partially offset by increased selling and administrative expenses to support the opening of its retail store, American Girl Place®, in New York City during the fourth quarter of 2003.

Management believes the overall decrease in Domestic segment gross sales resulted from the aforementioned impact of the challenging retail environment, competition in key categories and the shift in consumer purchases to later in the holiday season.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2003 versus 2002:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Europe	20	15
Latin America	(1)	(6)
Canada	15	11
Asia Pacific	25	13

Total International	15	10

International gross sales increased 15% in 2003 compared to 2002, including a benefit from changes in currency exchange rates of 10 percentage points. The increase in gross sales was due to growth across all product lines, including Barbie®, Hot Wheels® and core Fisher-Price®, combined with growth in the Entertainment category, including games and puzzles, Yu-Gi-Oh!™ and Batman™. International segment income increased 20% to $365.0 million in 2003, largely due to increased volume and gross profit improvement, partially offset by higher advertising and promotion expenses in an attempt to rebuild volume momentum in core brands and launch new brands.

2002 Compared to 2001

Consolidated Results

Net income for 2002 was $230.1 million, or $0.52 per diluted share, as compared to net income of $298.9 million, or $0.68 per diluted share, for 2001. In the first quarter of 2002, Mattel implemented SFAS No. 142, Goodwill and Other Intangible Assets, and recorded a transition adjustment of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the American Girl Brands goodwill. In the third quarter of 2002, Mattel recorded a $27.3 million after-tax gain from discontinued operations related to the sale of Learning Company. In 2002, Mattel also incurred a pre-tax charge of $48.3 million ($31.9 million after-tax) related to the financial realignment plan. The combined effect of these items was a net after-tax charge of $256.8 million for 2002. In the first quarter of 2001, Mattel implemented SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a transition adjustment of $12.0 million, net of tax, as the cumulative effect of change in accounting principles related to the unrealized holding losses on CyperPatrol securities that had been previously deferred in accumulated other comprehensive loss. In 2001, Mattel also incurred a pre-tax charge of $50.2 million ($35.2 million after-tax) related to the financial realignment plan and a $5.5 million after-tax charge related to loss on derivative instruments. The combined effect of these items was a net after-tax charge of $52.7 million for 2001.

The following table provides a summary of Mattel’s consolidated results for 2002 and 2001 (in millions, except percentage and basis point information):

	For the Year
	2002		2001		Year/Year Change
	Results	% of Net Sales	Results	% of Net Sales	%	Basis Points of Net Sales
Net sales	$4,885.3	100.0%	$4,687.9	100.0%	4%

Gross profit	$2,361.0	48.3%	$2,148.9	45.8%	10%	250
Advertising and promotion expenses	552.5	11.3	543.6	11.6	2%	(30)
Other selling and administrative expenses	1,050.3	21.5	964.2	20.6	9%	90
Amortization of goodwill	—	—	46.1	0.9
Restructuring and other charges	24.6	0.5	15.7	0.3	57%	20

Operating income	733.6	15.0	579.3	12.4	27%	260
Interest expense	113.9	2.3	155.1	3.3
Interest (income)	(17.7)	(0.3)	(15.5)	(0.3)
Other non-operating expense, net	15.9	0.3	9.7	0.2

Income from continuing operations before income taxes	$621.5	12.7%	$430.0	9.2%	45%	350

Net sales for 2002 were $4.89 billion, a 4% increase compared to $4.69 billion in 2001. Worldwide gross sales for 2002 increased 5% compared to 2001, which included a benefit from changes in currency exchange rates of 1 percentage point. Gross sales within the US increased 1% from 2001 and accounted for 64% of consolidated gross sales in 2002 compared to 67% in 2001. In 2002, gross sales in international markets increased 13% compared to 2001. The growth in international gross sales included a benefit from changes in currency exchange rates of 2 percentage points.

As previously discussed, during the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. Effective October 1, 2003, close out sales previously classified as a reduction of cost of sales are now classified as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, net income, income per common share, balance sheets or cash flows for any period. For 2002 and 2001, close out sales classified as a reduction of cost of sales were $112.7 million and $163.4 million, respectively. See Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data—Notes 1, 11 and 12 to the Consolidated Financial Statements.”

Worldwide gross sales of Mattel Brands increased 5% to $3.2 billion in 2002 compared to 2001, including a 1 percentage point benefit from changes in currency exchange rates. Domestic gross sales decreased 2% and international gross sales grew 14%, including a 1 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Barbie® increased 6%, including a 1 percentage point benefit from changes in currency exchange rates. A 16% increase in international Barbie® gross sales was partially offset by a 2% decline in domestic Barbie® gross sales. The international Barbie® gross sales growth included a 2 percentage point benefit from changes in currency exchange rates. In the US, the decline in Barbie® was driven by the strategic initiative to reduce shipments of adult-targeted collector and holiday dolls. Barbie® holiday doll shipments in 2002 were approximately one-half the amount shipped in 2001. Excluding these adult-targeted lines, domestic Barbie® sales increased 2% in 2002. Worldwide gross sales of Other Girls Brands increased 8%, including a 1 percentage point benefit from changes in currency exchange rates. The increase in gross sales of Other Girls Brands was due to growth in Polly Pocket!™ and What’s Her Face!™, partially offset by declines in Diva Starz™ and large dolls. The discontinuation of Cabbage Patch Kids® in 2002 contributed to the decrease in total large doll sales. Worldwide gross sales in the Wheels category increased 3% in 2002 compared to 2001, due to growth in Matchbox® and increased international sales of Hot Wheels® and Tyco® R/C brands. International gross sales of Wheels grew by 12% and domestic sales declined by 2% in 2002 compared to 2001. Worldwide gross sales in the Entertainment category grew 2% in 2002 compared to 2001, reflecting strong sales from licensed properties such as He-Man® and Masters of the Universe®, Yu-Gi-Oh!™ and SpongeBob SquarePants™ lines, and games and puzzles, which more than offset the elimination in 2002 of the Disney entertainment properties and a decline in Harry Potter™ sales.

Worldwide gross sales of Fisher-Price Brands increased 5% to $1.7 billion in 2002 compared to 2001. International gross sales increased 10% and domestic gross sales increased 3%. The international gross sales growth included a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of core Fisher-Price® products increased 9% due to a 15% increase in international sales and a 6% increase in domestic sales. The growth in international gross sales of core Fisher-Price® included a 4 percentage point benefit from changes in currency exchange rates. Sales of licensed character brands decreased in 2002 compared to 2001 in both domestic and international markets.

Gross sales of American Girl Brands increased 3% to $350.2 million in 2002 compared 2001. Sales increases in The American Girls Collection®, driven by the launch of the historical Kaya® doll, and higher sales of Bitty Baby® boosted by the introduction of Bitty Twins® were partially offset by a decline in the American Girl Today® brand, which benefited from the launch of the Lindsey® doll in 2001, and lower sales of AG Mini*s™.

Gross profit, as a percentage of net sales, was 48.3% in 2002 compared to 45.8% in 2001. Gross profit was positively impacted by savings realized from the financial realignment plan and supply chain initiatives. Specifically, gross profit benefited from lower commodity and logistics costs, reduced manufacturing overhead costs, lower material costs due to improved design and engineering processes, and lower product costs due to movement of production to Mexico and Asia. Cost of sales in 2002 included a $10.4 million financial realignment plan charge, largely related to the North American Strategy. Cost of sales in 2001 included a $28.2 million financial realignment plan charge, largely related to the North American Strategy and termination of a licensing agreement.

Advertising and promotion expense was 11.3% of net sales for 2002, compared to 11.6% in 2001. The decrease in 2002 compared to 2001 was largely due to lower prices charged by media companies on a cost per rating point basis.

Other selling and administrative expenses were $1.1 billion, or 21.5% of net sales in 2002, compared to $964.2 million, or 20.6% of net sales, in 2001. Other selling and administrative expenses increased in 2002 primarily due to higher incentive compensation accruals of approximately $63 million. Mattel’s incentive compensation plans are based on net operating profit after taxes less a capital charge, and substantial progress was made in improving this metric since 2001. Other selling and administrative expenses also increased due to financial realignment plan charges of $13.3 million in 2002 compared to $6.0 million in 2001, largely associated with streamlining back office functions and asset writedowns and other costs associated with the North American Strategy. Offsetting the increase in other selling and administrative expenses were cost savings resulting from continued execution of the financial realignment plan and tight management of costs.

Total bad debt expense was $53.4 million in 2002 compared to $57.7 million in 2001. Each quarter, management evaluates Mattel’s credit exposure as it relates to all of its customers. Considering this review, Mattel recorded an additional $33.5 million adjustment in 2002 to writedown the Kmart pre-bankruptcy petition accounts receivable. In the fourth quarter of 2001, Mattel recorded an initial $22.1 million charge related to the bankruptcy filing of Kmart in January 2002 and approximately $9 million in bad debt expense in the third quarter of 2001, largely related to the bankruptcy declared by another US retailer. To estimate the net realizable value of the Kmart pre-bankruptcy petition accounts receivable, management considered the current post-petition market price for the Kmart bank debt, bonds and trade receivables at the end of each quarter. In the fourth quarter of 2002, Mattel decided to sell its Kmart pre-bankruptcy petition accounts receivable and, accordingly, wrote them down to liquidation value. Mattel’s remaining pre-bankruptcy petition net accounts receivable from Kmart at year end 2002, after offsetting the reserve for customer benefits that were not earned by Kmart, was $2.7 million. The $2.7 million reflected Mattel’s best estimate of the net realizable value of its pre-bankruptcy petition trade claim as of year end 2002, considering the actual proceeds Mattel received upon the sale of this trade claim in March 2003 to an unrelated third party.

The following is a summary of the activity related to Mattel’s net Kmart pre-bankruptcy petition accounts receivable balance through year end 2003 (in millions):

Gross Kmart accounts receivable before bankruptcy filing		$73.1
Balance of reserve, reclamation claim and unearned customer benefits accrued at time of Kmart’s bankruptcy filing	$(14.8)
Writedown for bad debt recorded in 2001	(22.1)
Writedown for bad debt recorded in 2002	(33.5)

Total reserves and unearned customer benefits at year end 2002		(70.4)

Net Kmart pre-bankruptcy petition accounts receivable at year end 2002		2.7
Proceeds from sale of Kmart pre-petition accounts receivable during 2003		(2.7)

Net Kmart pre-bankruptcy petition accounts receivable at year end 2003		$—

Non-Operating Items

Interest expense was $113.9 million in 2002 compared to $155.1 million in 2001 due to lower average borrowings resulting from improvements in working capital and higher cash at the beginning of 2002, repayment of long-term debt and lower short-term interest rates. Other non-operating expense, net was $15.9 million in 2002 versus $9.7 million in 2001. Included in other non-operating expense, net in 2002 was a $25.4 million charge recorded in the fourth quarter resulting from the settlement of shareholder litigation related to the 1999 acquisition of the Learning Company. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Litigation—Litigation Related to Learning Company” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.” Excluding this charge, the decrease in other non-operating expense, net was largely due to net foreign currency transaction gains totaling $10.5 million in 2002 compared to net foreign currency transaction losses totaling $8.8 million in 2001. Foreign currency transaction gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the period in which the exchange rate changes. Additionally, other non-operating expense, net in 2001 included a $5.5 million loss on derivative instruments.

Business Segment Results

Domestic Segment

Mattel Brands US gross sales decreased 2% in 2002 compared to 2001. Within this segment, lower sales of Diva Starz™, Barbie®, large dolls, Wheels and Harry Potter™ products and the elimination in 2002 of Disney entertainment properties were partially offset by growth in Polly Pocket!™ and games and puzzles and strong sales from licensed properties such as He-Man® and Masters of the Universe®, Yu-Gi-Oh!™ and SpongeBob SquarePants™. Mattel Brands US segment income increased 10% to $446.0 million in 2002, primarily due to gross profit improvement, lower advertising and selling and administrative costs, partially offset by lower volume.

Fisher-Price Brands US gross sales increased 4%, due to growth in sales of core Fisher-Price® products, partially offset by decreased sales of licensed character brands. Fisher-Price Brands US segment income increased 19% to $187.0 million in 2002, largely due to increased volume and gross profit improvement.

American Girl Brands gross sales increased 3% due to sales increases in The American Girls Collection®, driven by the launch of the historical Kaya® doll, and higher sales of Bitty Baby®, boosted by the introduction of Bitty Twins®. This increase in gross sales was partially offset by a decline in the American Girl Today® brand, which benefited from the launch of the Lindsey® doll in 2001, and lower sales of AG Mini*s™. American Girl Brands segment income increased 16% to $58.1 million in 2002, primarily due to increased volume and gross profit improvement.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for 2002 versus 2001:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Europe	20	7
Latin America	(1)	(9)
Canada	4	—
Asia Pacific	14	3

Total International	13	2

International gross sales increased 13% in 2002 compared to 2001, including a benefit from changes in currency exchange rates of 2 percentage points. The increase in gross sales was due to growth across all product lines, including Barbie®, Hot Wheels® and core Fisher-Price®. International segment income increased 54% to $305.0 million in 2002, mainly due to increased volume and gross profit improvement.

Financial Realignment Plan

In 2003, Mattel completed its financial realignment plan, originally announced during the third quarter of 2000, designed to improve gross profit; selling and administrative expenses; operating income; and cash flows. Since its inception, Mattel recorded a total pre-tax charge of $250.0 million, or approximately $171 million after-tax, of which approximately $123 million represented cash expenditures and $48 million represented non-cash writedowns.

Mattel exceeded the targeted initial cumulative pre-tax cost savings of approximately $200 million. Over the last three years, Mattel recognized cumulative pre-tax cost savings of approximately $221 million, of which approximately $55 million, $87 million and $79 million were realized in 2001, 2002 and 2003, respectively. The $87 million of savings achieved in 2002 exceeded the previously expected amount by approximately $22 million, largely due to the accelerated execution of the North American Strategy.

A summary of the components of the financial realignment plan for 2000 through 2003 is as follows (in millions):

	For the Year Ended
	2000	2001	2002	2003	Total
Gross profit	$78.6	$28.2	$10.4	$4.1	$121.3
Advertising and promotion expenses	4.8	0.3	—	—	5.1
Other selling and administrative expenses	13.4	6.0	13.3	8.6	41.3
Restructuring and other charges	22.9	15.7	24.6	12.7	75.9
Other non-operating expense, net	5.5	—	—	0.9	6.4

Pre-tax charges	$125.2	$50.2	$48.3	$26.3	$250.0

Approximate after-tax charges	$84	$35	$32	$20	$171

The charges referred to above represent expenditures for the following major initiatives:

•	Reduce excess manufacturing capacity;

•	Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

•	Eliminate product lines that do not meet required levels of profitability;

•	Improve supply chain performance and economics;

•	Implement an information technology strategy aimed at achieving operating efficiencies;

•	Eliminate positions at US-based headquarters locations in El Segundo, Fisher-Price and American Girl through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

•	Close and consolidate certain international offices.

In February 2003, as part of its financial realignment plan, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands US. Additionally, American Girl Brands, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes in 2003. Costs associated with this reorganization include elimination of approximately 5% of executive-level positions, including the position of president of the Girls division.

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

In April 2001, as part of its financial realignment plan, Mattel announced the closure of its manufacturing and distribution facilities in Murray, Kentucky, as part of the North American Strategy. Production from this facility has been consolidated into other Mattel-owned and -operated facilities in North America. Manufacturing ceased at the Murray location at the end of May 2002. In 2003, Mattel substantially completed the consolidation of two of its manufacturing facilities in Mexico to further streamline manufacturing within North America.

The components of the restructuring charges since inception of the plan are as follows (in millions):

	Severance and Other Compensation	Asset Writedowns	Lease Termination Costs	Other	Total Restructuring Charge
2000 charges	$18.5	$2.2	$1.0	$1.2	$22.9
Amounts incurred	(2.8)	(2.2)	—	(0.4)	(5.4)

Balance at year end 2000	15.7	—	1.0	0.8	17.5
2001 charges	9.3	0.7	1.5	4.2	15.7
Amounts incurred	(16.2)	(0.7)	(0.6)	(4.0)	(21.5)

Balance at year end 2001	8.8	—	1.9	1.0	11.7
2002 charges	19.4	—	1.2	4.0	24.6
Amounts incurred	(24.3)	—	(1.8)	(4.4)	(30.5)

Balance at year end 2002	3.9	—	1.3	0.6	5.8
2003 charges	12.9	—	(0.3)	0.1	12.7
Amounts incurred	(16.2)	—	(0.6)	(0.6)	(17.4)

Balance at year end 2003	$0.6	$—	$0.4	$0.1	$1.1

In 2003, Mattel recorded a net restructuring charge totaling $4.8 million in the consolidated statement of operations, representing $12.7 million of restructuring charges related to the financial realignment plan that were partially offset by income of $7.9 million, representing an adjustment resulting from updated estimates related to amounts accrued in 1999 associated with the closure of the Beaverton facility.

In connection with the financial realignment plan, Mattel recorded $75.9 million of pre-tax restructuring charges, of which $1.1 million was not yet paid as of year end 2003. These charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and American Girl, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities. From the inception of the plan through year end 2003, a total of $59.5 million has been incurred related to the termination of nearly 2,570 employees, of which approximately 220 were terminated during 2003. Of the 2,570 employee terminations, approximately 1,300 related to the North American Strategy.

Income Taxes

Mattel’s effective income tax rate on income from continuing operations was 27.4% in 2003 compared to 26.8% in 2002 and 27.7% in 2001. Certain financial realignment plan charges have no tax benefit in their local jurisdictions, resulting in a lower effective tax benefit in 2003 for these items and a higher overall effective income tax rate. In 2002, most of the financial realignment plan charges were deductible for income tax purposes, resulting in a lower overall effective income tax rate in 2002 compared to 2003. The difference in the overall income tax rate on income from continuing operations between 2001 and 2002 was caused by goodwill, financial realignment plan and other charges. In 2001, goodwill was expensed in the consolidated statement of operations but a portion was not deductible for income tax purposes. In addition, certain financial realignment plan and other charges were also not deductible in 2001. These nondeductible items resulted in a lower effective tax benefit in 2001 for these items and a higher overall effective income tax rate.

The pre-tax income from US operations includes interest expense and corporate headquarters expenses. Therefore, the pre-tax income from US operations, as a percentage of consolidated pre-tax income from continuing operations, was less than the sales to US customers as a percentage of consolidated gross sales.

The Internal Revenue Service (“IRS”) has completed its examination of the Mattel, Inc. federal income tax returns through year end 1997 and is currently examining the 1998 through 2001 federal income tax returns.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity over the last three years have been cash on hand at the beginning of the year, cash flows generated from continuing operations and short-term seasonal borrowings. Cash flows from continuing operations could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or realized shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Operating Activities

Operating activities generated cash flows from continuing operations of $604.8 million during 2003, compared to $1.16 billion in 2002 and $756.8 million in 2001. The decrease in cash flows from operating activities in 2003 from 2002 was primarily due to an increase in working capital, partially offset by increased income from continuing operations. The increase in working capital during 2003 compared to 2002 was partially attributable to payments made in 2003 related to year end 2002 accruals for incentive compensation and the shareholder lawsuit settlement. Additionally, Mattel entered 2003 with relatively lower levels of accounts receivable and inventories than in 2002 due to working capital improvements achieved during 2002. While management of working capital was a key initiative in 2003, management did not expect this initiative to generate the same magnitude of cash from working capital improvements as it did in 2002. The increase in cash flows from operating activities in 2002 from 2001 was largely due to increased income from continuing operations and improved working capital. The improvement in working capital in 2002 compared to 2001 was driven by lower accounts receivable resulting from shorter payment terms to customers, and improved cash collections and lower inventory levels due to supply chain initiatives.

Capital and Investment Framework

To guide future capital deployment decisions, with a goal of maximizing shareholder value, Mattel’s board of directors in 2003 established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital;

•	To maintain a year-end debt-to-capital ratio of about 25% with the target of achieving a long-term debt rating of single-A;

•	To invest approximately $180 million to $200 million in capital expenditures annually to maintain and grow the business;

•	To make strategic acquisitions consistent with Mattel’s vision of providing “the world’s premier toy brands—today and tomorrow”; and

•	To return excess funds to shareholders through dividends and share repurchases.

Over the long-range horizon, assuming cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to shareholders through cash dividends and, depending on market conditions, share repurchases. However, the ability to implement successfully the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities. There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve the targeted goals from its investing activities.

Investing Activities

Mattel invested its cash flows during the last three years in tooling to support existing and new products, its long-term information technology strategy, certain financial realignment plan initiatives (including the expansion of certain North American manufacturing facilities) and construction of the new American Girl Place® in New York City which opened in the fourth quarter of 2003. In 2001, Mattel acquired Pictionary® for approximately $29 million, of which approximately $21 million was paid in 2001, $3 million in both 2002 and 2003, with the remaining $2 million to be paid in 2004. In 2001 and 2003, Mattel received proceeds from sales of investments of approximately $14 million and $24 million, respectively.

Financing Activities

During the last three years, Mattel utilized cash flows from operating activities to repay both long-term debt and short-term borrowing obligations as part of its goal to improve its debt-to-capital ratio. In 2003, Mattel repaid approximately $181 million in long-term debt obligations, largely related to repayment of its $150.0 million 6% senior notes and $30.0 million of medium-term notes. In 2002, Mattel repaid approximately $422 million in long-term debt obligations, largely related to its $200.0 million term loan, 200 million Euro notes and $30.0 million of medium-term notes. In 2001, Mattel utilized cash flows from operating activities to repay approximately $176 million of short-term borrowings and $30.5 million of medium-term notes.

In July 2003, the board of directors approved a share repurchase program of up to $250.0 million. In November 2003, the board of directors approved an increase to the share repurchase program of an additional $250.0 million, bringing the total authorized repurchases to $500.0 million. During 2003, Mattel repurchased 3.5 million shares of its common stock in the third quarter and 9.2 million shares in the fourth quarter, for a total of 12.7 million shares. The cost of these repurchases was approximately $67 million in the third quarter and $177 million in the fourth quarter, or a total cost of approximately $244 million pursuant to this program during 2003. Mattel anticipates that future repurchases will take place from time to time, depending on market conditions.

During 2003, a $0.40 per share dividend was declared by the board of directors in November and paid in December. In 2002 and 2001, a $0.05 per share dividend was declared by the board of directors in November and paid in December. The change in the dividend amount resulted in dividend payments of approximately $171 million in 2003 compared to $22 million in each of 2001 and 2002.

Seasonal Financing

Mattel expects to finance its seasonal working capital requirements for 2004 by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables, and using various short-term bank lines of credit. Mattel maintains and periodically amends or replaces an unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing the seasonal working capital requirements of its domestic and certain foreign subsidiaries. The agreement in effect during 2003 was an amended and restated $1.06 billion, 3-year facility with an expiration date in 2005. In March 2004, Mattel anticipates amending and restating its domestic unsecured committed revolving credit facility. The size of the facility is expected to be changed to $1.30 billion, and the expiration date of the facility is expected to be extended to March 2007. The other terms and conditions of the amended and restated facility are expected to be substantially similar to those currently in place. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2003. As of year end 2003, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.30 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 12.47 to 1 (compared to a minimum allowed of 3.50 to 1). The unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term foreign credit lines with a number of banks. As of year end 2003, Mattel’s foreign credit lines total approximately $320 million, a portion of which are used to support letters of credit. Mattel expects to extend these credit lines throughout 2004.

Mattel believes its cash on hand at the beginning of 2004, amounts available under its domestic unsecured committed revolving credit facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2004.

Mattel sells certain domestic and foreign trade receivables as one of its means for financing seasonal working capital requirements. Mattel has a $300.0 million domestic receivables sales facility that is a sub-facility of Mattel’s domestic unsecured committed revolving credit facility. The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the amount available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold. Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A., as administrative agent, Citicorp USA, Inc. and Fleet National Bank, as syndication agents, and Societe Generale and BNP Paribas, as documentation agents. After the amendment and restatement of the domestic unsecured revolving credit facility, the group of banks is anticipated to include, among others, Bank of America, N.A., as administrative agent, Citicorp USA, Inc. and Barclays Bank PLC, as co-syndication agents, and Societe Generale and BNP Paribas, as co-documentation agents. Pursuant to the domestic receivables facility, Mattel Sales Corp. and Fisher-Price, Inc. (which are wholly-owned subsidiaries of Mattel) can sell eligible trade receivables from Wal-Mart and Target to Mattel Factoring, a Delaware corporation and wholly-owned, consolidated subsidiary of Mattel. Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility. Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group. Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable on its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

Mattel’s subsidiaries, Mattel International Holdings B.V., a Netherlands company, Mattel France S.A.S., a French company, and Mattel GmbH, a German company, have entered into a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to a bank, Societe Generale Bank Nederland N.V. The receivables sales are accounted for as a sale. As with the domestic receivables facility, each sale of accounts receivable is recorded on Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European trade receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Bank Nederland N.V. and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH effective June 29, 2003, the commitment termination date for the European receivables facility was extended to June 25, 2004.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, and have been excluded from Mattel’s consolidated balance sheets are summarized as follows (in millions):

	As of Year End
	2003	2002
Receivables sold pursuant to the:
Domestic receivables facility	$279.5	$276.1
European receivables facility	94.5	85.2
Other factoring arrangements	82.0	76.0

	$456.0	$437.3

Financial Position

Mattel’s cash and short-term investments decreased by $114.4 million to $1.15 billion at year end 2003 compared to $1.27 billion at year end 2002, primarily due to repurchase of common stock, payment of dividends, repayment of long-term debt upon maturity and investment in capital, largely offset by cash flows generated from operating activities. Accounts receivable, net increased by $53.1 million to $543.9 million at year end 2003, reflecting an increase of $43.6 million due to changes in currency exchange rates and a slight shift in timing of fourth quarter 2003 sales to later in the quarter compared to fourth quarter 2002 sales. The receivables associated with these later shipments were collected in January 2004. Inventories increased by $50.1 million to $388.7 million at year end 2003. While inventory levels were negatively impacted by $22.5 million due to changes in currency exchange rates and lower than expected sales during the holiday season, Mattel was still able to maintain the majority of the progress made in reducing inventories since 2001. In 2003, Mattel continued to strive for working capital improvement through its supply chain initiatives and focus on cash collections. However, management did not expect to generate the same magnitude of cash from working capital improvements in 2003 as in 2002 considering the relatively low level of accounts receivables and inventories at year end 2002. Management believes that the quality of its inventory at year end 2003 is better than at year end 2002. Additionally, based on Mattel’s analysis of point of sale information, management believes that its inventory at retail is lower at year end 2003 compared to year end 2002. Property, plant and equipment, net increased $26.3 million to $625.9 million at year end 2003, largely due to capital spending, partially offset by depreciation.

Current portion of long-term debt decreased $130.0 million to $52.3 million at year end 2003 compared to $182.3 million at year end 2002, due to repayment of the $150.0 million 6% senior notes and $30.0 million of medium-term notes upon maturity, partially offset by reclassification of $50.0 million of medium-term notes from long-term debt to current portion of long-term debt. Accrued liabilities decreased $88.9 million since year end 2002 to $853.0 million, mainly due to payments made in 2003 related to year end 2002 accruals for incentive compensation and the shareholder lawsuit settlement that were partially offset by an increase of $53.7 million due to changes in currency exchange rates.

A summary of Mattel’s capitalization is as follows (in millions, except percentage information):

	As of Year End
	2003		2002
Medium-term notes	$400.0	13%	$450.0	16%
Senior notes	150.0	5	150.0	5
Other long-term debt obligations	39.1	1	40.1	2

Total long-term debt	589.1	19	640.1	23
Other long-term liabilities	237.9	8	192.1	7
Stockholders’ equity	2,216.2	73	1,978.7	70

	$3,043.2	100%	$2,810.9	100%

Total long-term debt decreased by $51.0 million at year end 2003 compared to year end 2002 due to the aforementioned reclassification of $50.0 million of medium-term notes maturing in the next twelve months to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments. Stockholders’ equity of $2.22 billion at year end 2003 increased $237.5 million from year end 2002, primarily as a result of income from continuing operations and cash received from exercise of employee stock options, partially offset by repurchase of common stock and payment of a dividend on common stock in the fourth quarter of 2003.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, improved from 30% at year end 2002 to 23% at year end 2003 due to strong cash flows generated by operations combined with the repayment of long-term debt. Mattel’s objective is to continue to maintain a year end debt-to-capital ratio of approximately 25% with the target of achieving a long-term debt rating of single-A.

Off-Balance Sheet Arrangements

Mattel has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

Mattel’s commitments for debt and other contractual arrangements are summarized as follows (in millions):

	Payments Due by Period
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$641.4	$52.3	$189.1	$50.0	$50.0	$50.0	$250.0
Interest on long-term debt	202.7	45.1	41.1	27.0	23.4	19.4	46.7
Licensing minimums	295.0	85.0	78.0	30.0	29.0	18.0	55.0
Inventory purchases	93.1	92.2	0.9	—	—	—	—
Operating leases	312.0	54.0	41.0	31.0	30.0	29.0	127.0
Capitalized leases*	9.5	0.3	0.3	0.3	0.3	0.3	8.0

Total	$1,553.7	$328.9	$350.4	$138.3	$132.7	$116.7	$486.7

*	Represents total obligation, including imputed interest.

Discontinued Operations

In May 1999, Mattel merged with Learning Company, with Mattel being the surviving corporation. Due to substantial losses experienced by its Consumer Software segment during 1999, which was comprised primarily of Learning Company, Mattel’s board of directors on March 31, 2000 resolved to dispose of its Consumer Software segment. As a result of this decision, the Consumer Software segment was reported as a discontinued operation effective March 31, 2000, and the consolidated statements of operations were reclassified to segregate the operating results of the Consumer Software segment.

On October 18, 2000, Mattel disposed of Learning Company to an affiliate of Gores Technology Group in return for a contractual right to receive future consideration based on income generated from its business operations and/or the net proceeds derived by the new company upon the sale of its assets or other liquidation events, or 20% of its enterprise value at the end of five years.

In 2001, Mattel received proceeds totaling $10.0 million from Gores Technology Group as a result of liquidation events related to Gores Technology Group’s sale of the entertainment and education divisions of the former Learning Company. Mattel also incurred additional costs of approximately $10 million in 2001 related to the wind down of the Consumer Software segment. Accordingly, no income was recorded in the consolidated statement of operations for discontinued operations.

In 2002, Gores Technology Group completed the sale and liquidation of non-cash proceeds related to the sales of the education and productivity divisions of the former Learning Company. Mattel recognized a gain from discontinued operations of $27.3 million, net of taxes, in the consolidated statement of operations in 2002.

As of year end 2002, Gores Technology Group had sold essentially all of the former Learning Company businesses. Therefore, Mattel does not expect to receive any significant additional proceeds from Gores Technology Group related to the discontinued operations. At year end 2003, Mattel had net obligations related to its discontinued Consumer Software segment of approximately $10 million. Mattel believes that it has adequately reserved for future obligations of its discontinued operations.

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

In November 2002, the parties to the federal cases negotiated and thereafter memorialized in a final settlement agreement a settlement of all the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. The court granted final approval to the settlement in September 2003, and judgments were entered accordingly. On October 9, 2003, a group of persons purporting to be members of the §14(a) class filed a notice of appeal, challenging the manner in which the $122.0 million was allocated between the §10(b) class and the §14(a) class. Briefing on the appeal is scheduled to be completed in the first half of 2004. An oral argument date has not been set.

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

Litigation Related to Cunningham

This suit was filed in September 1999 in the Circuit Court of Madison County, Illinois. The two named plaintiffs, who purchased “limited edition” Barbie® dolls, contend that Mattel’s use of the term “limited edition” on Barbie® dolls was deceptive and fraudulent to consumers (and that it constituted a breach of contract and breach of express warranty) on the grounds that the dolls were not “true” limited editions and thus are not as valuable as they would be otherwise. Originally, the plaintiffs claimed that use of the terms “special edition,” “collector’s edition” and “exclusive” on Barbie® dolls was also deceptive and fraudulent to consumers and constituted a breach of contract and breach of express warranty, but these claims were dismissed during motion practice.

In August 2003, a nationwide class of “all persons who have purchased limited edition Barbie® dolls or Barbie® dolls which were described, promoted or packaged as available only in small, limited amounts” was certified based on California Business and Professions Code sections 17200 and 17500 et seq. Plaintiffs’ claims under the Illinois Consumer Fraud Act, as well as their breach of contract and breach of express warranty claims, have not been certified for class action status, and thus, currently apply only to the two named representative plaintiffs.

The plaintiffs claim that the class has suffered compensatory damages of at least between $100 million and $200 million, and seek punitive damages, attorneys’ fees and injunctive relief. Mattel believes the actions are without merit and intends to defend them vigorously.

Environmental

Fisher-Price

Fisher-Price has executed a consent order with the State of New York to implement a groundwater remediation system at one of its former manufacturing plants. The execution of the consent order was in response to the New York State Department of Environmental Conservation Record of Decision issued in March 2000. The Department approved a conceptual work plan in March 2001, with work scheduled to begin in 2001. However, in response to concerns expressed by a number of nearby residents, the Department has requested that Mattel postpone implementation of the groundwater remediation plan until after the installation of a public water line to those residents is completed. The ultimate liability associated with this cleanup presently is estimated to be approximately $1.8 million, approximately $1.6 million of which has been incurred through year end 2003.

Beaverton, Oregon

Mattel previously operated a manufacturing facility on a leased property in Beaverton, OR that was acquired as part of the March 1997 merger with Tyco Toys, Inc. In March 1998, samples of groundwater used by the facility for process water and drinking water disclosed elevated levels of certain chemicals, including trichloroethylene. Mattel immediately closed the water supply and self-reported the sample results to the Oregon Department of Environmental Quality and the Oregon Health Division. Mattel also implemented a community outreach program to employees, former employees and surrounding landowners.

Prior to 2003, Mattel recorded pre-tax charges totaling $19.0 million related to this property. During 2003, Mattel recognized pre-tax income of $7.9 million representing an adjustment resulting from updated estimates related to amounts accrued in 1999 associated with the closure of the Beaverton facility. Costs totaling approximately $5 million have been incurred through year end 2003 for the Beaverton property, largely related to environmental remediation, attorney fees, consulting work and an employee medical screening program. In January 2003, Mattel entered into a settlement with the Oregon Department of Environmental Quality resolving its cleanup liability in return for a contribution of $0.4 million to the cleanup, which is being performed by the company that caused the contamination. The remaining liability of approximately $6 million as of year end 2003 represents estimated amounts to be incurred for employee medical screening, project management, legal and other costs related to the Beaverton property.

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

Effects of Inflation

Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2003, 2002 or 2001. The US Consumer Price Index increased 1.9% in 2003, 2.4% in 2002 and 1.6% in 2001. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability under certain circumstances at certain times to pass on higher prices to its customers.

Employee Savings Plan

Mattel sponsors a 401(k) savings plan, the Mattel Personal Investment Plan, for its domestic employees. Mattel makes company contributions in cash and allows employees to allocate both individual and company contributions to a variety of investment funds, including a fund that is fully invested in Mattel common stock

(the “Mattel Stock Fund”). Employees are not required to allocate any funds to the Mattel Stock Fund, which allows employees to limit their exposure to market changes in Mattel’s stock price. Furthermore, Mattel’s plan limits a participant’s allocation to the Mattel Stock Fund to a maximum of 50% of the participant’s total account balance. Participants may generally reallocate their account balances on a daily basis. This reallocation is only limited for participants classified as insiders or restricted personnel under Mattel’s insider trading policy that wish to change their investment in the Mattel Stock Fund. Pursuant to Mattel’s insider trading policy, insiders and restricted personnel are limited to certain window periods for making allocations into or out of the Mattel Stock Fund.

Application of Critical Accounting Policies

Mattel makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies described below are those Mattel considers most critical in preparing its consolidated financial statements. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of its board of directors, and the Audit Committee has reviewed the disclosures included below. The following is a review of the accounting policies that include significant judgments made by management using information available at the time the estimates are made. As described below, however, these estimates could change materially if different information or assumptions were used instead.

Note 1 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of Mattel’s consolidated financial statements. In most instances, Mattel must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America.

Accounts Receivable—Allowance for Doubtful Accounts

The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed partially or entirely uncollectible. Management believes the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including other selling and administrative expenses, net income and accounts receivable. In addition, the allowance requires a high degree of judgment since it involves estimation of the impact of both current and future economic factors in relation to its customers’ ability to pay amounts owed to Mattel.

Mattel’s products are sold throughout the world. Products within the Domestic segment are sold directly to large retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers. Products within the International segment are sold directly to retailers and wholesalers in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence.

On a consolidated basis, a small number of customers account for a large share of Mattel’s net sales and accounts receivable. For year end 2003, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 47% of net sales, and its ten largest customers in the aggregate accounted for approximately 59% of net sales. As of year end 2003, Mattel’s three largest customers accounted for approximately 42% of net accounts receivable, and its ten largest customers accounted for approximately 57% of net accounts receivable. Within the International segment, there is also a concentration of sales to certain large customers that do not operate in the US. The customers and the degree of concentration vary depending upon the region or nation. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.

In recent years, the mass-market retail channel has experienced significant shifts in market share among competitors, causing some large retailers to experience liquidity problems. In addition, many of Mattel’s customers have been negatively impacted by worsening economic conditions. From 2001 through early 2004, four large customers of Mattel have filed for bankruptcy. Mattel’s sales to customers are typically made on credit without collateral and are highly concentrated in the third and fourth quarters due to the cyclical nature of toy sales, which results in a substantial portion of trade receivables being collected during the latter half of the year. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the control of Mattel. This could increase Mattel’s exposure to losses from bad debts.

Mattel has procedures to mitigate its risk of exposure to losses from bad debts. Revenue is recognized provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Credit limits and payment terms are established based on the underlying criteria that collectibility must be reasonably assured at the levels set for each customer. Extensive evaluations are performed on an on-going basis throughout the fiscal year of the financial performance, cash generation, financing availability and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews being performed if necessary, based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses prior to shipping to those customers on credit. Customer terms and credit limits are adjusted, if necessary, to reflect the results of the review. Mattel uses a variety of financial transactions to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring or purchasing various forms of credit insurance with unrelated third parties and requiring cash in advance of shipment.

The following table summarizes Mattel’s allowance for doubtful accounts at December 31 (in millions, except percentage information):

	2003	2002	2001
Allowance for doubtful accounts	$27.5	$23.3	$55.9
As a percentage of total accounts receivable	4.8%	4.5%	7.7%
As a percentage of total accounts receivable, excluding reserves attributable to Kmart	4.8%	4.5%	4.8%

The increase from 2002 to 2003 in the allowance for doubtful accounts was due to a charge of $10.7 million in 2003, including a charge related to the KB Toys bankruptcy filing in January 2004. The decrease in the allowance for doubtful accounts from 2001 to 2002 was due to an initial $22.1 million charge that was recorded in 2001, related to the Kmart bankruptcy filing in January 2002. Later in 2002, Mattel recorded an additional $33.5 million charge and wrote down the Kmart pre-bankruptcy petition accounts receivable to liquidation value, reducing the accounts receivable balance by the reserve.

Mattel records an allowance for doubtful accounts at the time revenue is recognized based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, such as a bankruptcy filing of a customer, the allowance for doubtful accounts is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Mattel believes that its allowance for doubtful accounts at year end 2003 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts of $27.5 million, or 4.8% of trade accounts receivable, at year end 2003 may not prove to be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.

Inventories—Allowance for Obsolescence

Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market. Inventory obsolescence reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Management believes that the accounting estimate related to the allowance for obsolescence is a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, net income and inventories. In addition, the valuation requires a high degree of judgment since it involves estimation of the impact resulting from both current and expected future events. As more fully described below, valuation of Mattel’s inventory could be impacted by changes in public and consumer preferences, demand for product, or changes in the buying patterns of both retailers and consumers and inventory management of customers.

In the toy industry, orders are subject to cancellation or change at any time prior to shipment since actual shipments of products ordered and order cancellation rates are affected by consumer acceptance of product lines, strength of competing products, marketing strategies of retailers, changes in buying patterns of both retailers and consumers and overall economic conditions. Unexpected changes in these factors could result in excess inventory in a particular product line, which would require management to make a valuation estimate on such inventory.

Mattel bases its production schedules for toy products on customer orders, historical trends, results of market research and current market information. Mattel ships products in accordance with delivery schedules specified by its customers, who usually request delivery within three months. In anticipation of retail sales in the traditional holiday season in the fourth quarter, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of the year. These seasonal purchasing patterns and requisite production lead times cause risk to Mattel’s business associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase inventory valuation risk since Mattel may not be able to meet demand for certain products at peak demand times, or Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

Additionally, the conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth in various parts of the economy, including the markets in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth in the markets it serves and demand for its products, the prevailing economic uncertainties render estimates of future demand for product more difficult. Such economic changes may affect the sales of Mattel’s products and its corresponding inventory levels, which would potentially impact the valuation of its inventory.

At the end of each quarter, management within each business segment, Mattel Brands US, Fisher-Price Brands US, American Girl Brands and International, performs a detailed review of its inventory on an item by item basis and identifies which products are believed to be obsolete or slow-moving. Management assesses the need for, and the amount of, an obsolescence reserve based on the following factors:

•	Customer and/or consumer demand for the obsolete or slow-moving inventory item;
•	Overall inventory positions of Mattel’s customers;
•	Strength of competing products in the market;
•	Quantity on hand of the obsolete or slow-moving inventory item;
•	Standard retail price of the obsolete or slow-moving inventory item;
•	Standard margin on the obsolete or slow-moving inventory item; and
•	Length of time the obsolete or slow-moving item has been in inventory.

The time frame between when an estimate is made and the time of disposal depends on the above factors and may vary significantly. Generally, slow-moving inventory is liquidated during the next annual selling cycle.

The following table summarizes Mattel’s obsolescence reserve at December 31 (in millions, except percentage information):

	2003	2002	2001
Allowance for obsolescence	$53.6	$49.1	$63.1
As a percentage of total inventory	12.1%	12.7%	11.5%

A 15% increase in year end inventory amounts from 2002 to 2003 was the primary cause for the increase in the obsolescence reserve during that period. Management believes that a shift in consumer buying to late December 2003 reduced the inventory re-order flow from Mattel’s customers and was a primary cause for the aforementioned increase in year end inventory. The decrease in the obsolescence reserve from 2001 to 2002 was due to Mattel’s focus on reducing its obsolete and slow moving inventory during 2002. Management believes that its allowance for obsolescence at year end 2003 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.

Benefit Plan Assumptions

As discussed in Note 4 to the consolidated financial statements, Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. Mattel accounts for its defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, and its other postretirement benefit plans in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

Actuarial valuations are used in determining amounts recognized in financial statements for retirement and other postretirement benefit plans. These valuations incorporate the following significant assumptions:

•	Weighted average discount rate to be used to measure future plan obligations and interest cost component of plan income or expense
•	Rate of future compensation increases (for defined benefit plans)
•	Expected long-term rate of return on plan assets (for funded plans)
•	Health care cost trend rates (for other postretirement benefit plans)

Management believes that these assumptions are “critical accounting estimates” since significant changes in these assumptions would ultimately impact Mattel’s results of operations and financial condition. Management believes that the assumptions utilized to record its obligations under its plans are reasonable based on the plans’ experience and advice received from its actuaries. Mattel reviews its benefit plan assumptions annually and modifies its assumptions based on current rates and trends as appropriate. The effects of such changes in assumptions are amortized as part of plan income or expense in future periods in accordance with SFAS Nos. 87 and 106.

At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. At year end 2003, Mattel determined the discount rate for its domestic benefit plans to be 6.0% as compared to 6.5% and 7.0% for the years ended 2002 and 2001, respectively. In estimating this rate, Mattel looks at rates of return on high quality, corporate bond indices. Assuming all other benefit plan assumptions remain constant, the decrease in the discount rate from 6.5% to 6.0% will result in an increase in benefit plan expense during 2004 of approximately $2 million.

The rate of future compensation increases used by Mattel for its domestic defined benefit plans ranged from 4.0% to 6.0% for 2003, 2002 and 2001, based on plan demographics. This assumption is reviewed annually based on historical salary increases for participants in the defined benefit plans. This assumption impacts the service and interest cost components of plan income or expense.

The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure the defined benefit plans, taking into account the mix of invested assets and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Over the last three years, Mattel lowered its long-term rate of return for its domestic defined benefit plans from 11.0% in 2001 to 10.0% in 2002 to 8.0% in 2003, based on economic and stock market conditions. Assuming all other benefit plan assumptions remain constant, a 1.0% decrease in the expected return on plan assets would result in an increase in benefit plan expense of approximately $2 million.

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next five years. Rates ranging from 10.5% in 2004 to 5.5% in 2007, with rates assumed to stabilize in 2007 and thereafter, were used in determining plan expense for 2003. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. These trend rates impact the service and interest cost components of plan expense.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the accumulated postretirement benefit obligation as of year end 2003 by approximately $6 million and $(5) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2003 by approximately $400 thousand and $(300) thousand, respectively.

Valuation of Goodwill and Other Intangible Assets

Effective on January 1, 2002, Mattel adopted SFAS No. 142, which superseded APB Opinion No. 17, Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. In accordance with the adoption of SFAS No. 142, Mattel ceased amortization of goodwill effective January 1, 2002.

Management believes that the accounting estimate related to the valuation of its goodwill and other intangible assets is a “critical accounting estimate” because significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including net income and other noncurrent assets, specifically goodwill. The valuation of goodwill involves a high degree of judgment since the first step of the impairment test required by SFAS No. 142 consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the fair value is more than the book value of the reporting unit, an impairment loss is not recognized. If an impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

SFAS No. 142 requires that goodwill and other intangible assets be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. Mattel’s reporting units for purposes of applying the provisions of SFAS No. 142 are: Mattel Brands US Girls division, Mattel Brands US Boys division, Fisher-Price Brands US, American Girl Brands and International. Goodwill is allocated to Mattel’s reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. As a result of implementing SFAS No. 142, Mattel recorded a transition adjustment of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the American Girl Brands goodwill. For each of the other reporting units, the fair value of the reporting unit exceeded its carrying amount. In the third quarter of 2003, Mattel performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired as of September 30, 2003.

Mattel utilizes the fair value of the cash flows that the business can be expected to generate in the future (Income Approach) to test for impairment. The Income Approach valuation method requires Mattel to make projections of revenue, operating costs and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of its weighted average cost of capital to be used as a discount rate. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the SFAS No. 142 impairment model, which could significantly change the amount of impairment recorded.

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon the issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability, at the inception of the guarantee, for the fair value of the obligation it assumes under that guarantee and also requires more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires additional disclosures for existing guarantees. The adoption of FIN 45 did not have an impact on Mattel’s results of operations or financial position.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. The adoption of FIN 46 and FIN 46 (revised) did not have an impact on Mattel’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have an impact on Mattel’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. The adoption of SFAS No. 150 did not have an impact on Mattel’s results of operation or financial position.

Non-GAAP Financial Measure

In this Annual Report on Form 10-K, Mattel includes a non-GAAP financial measure, gross sales, which it uses to analyze its continuing operations and to monitor, assess and identify meaningful trends in its operating and financial performance. Net sales, as reported in the consolidated statements of operations, include the impact of sales adjustments, such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments. Consistent with its segment reporting, Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because most sales adjustments are not allocated to individual brands, making net sales less meaningful. A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows (in millions):

	For the Year
	2003	2002	2001
Domestic:
Mattel Brands US	$1,594.1	$1,790.0	$1,817.3
Fisher-Price Brands US	1,265.2	1,282.2	1,234.2
American Girl Brands	344.5	350.2	340.8

Total Domestic	3,203.8	3,422.4	3,392.3
International	2,175.7	1,890.9	1,680.3

Gross sales	5,379.5	5,313.3	5,072.6
Sales adjustments	(419.4)	(428.0)	(384.7)

Net sales from continuing operations	$4,960.1	$4,885.3	$4,687.9

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Annual Report on Form 10-K, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; increased competition; initiatives to promote revenue growth; globalization initiatives; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; operating efficiencies, including those associated with supply chain and information technology initiatives; capital and investment framework (including statements about free cash flow, seasonal working capital, debt-to-capital ratios, capital expenditures, strategic acquisitions, dividends and share repurchases); cost increases; increased advertising and promotion spending; and profitability. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Annual Report on Form 10-K and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time to time in other reports filed by Mattel with the SEC, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

Competition and New Product Introductions

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products—children—are continuously changing. The toy industry experiences significant, sudden shifts in demand caused by “hit” toys and trends, which are often unpredictable. In recent years there have been trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages (particularly in favor of interactive and high technology products) and an increasing use of high technology in toys. In addition, Mattel competes with many other companies, both large and small, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current market share, and increase its market share or establish market share in new product categories, will depend on Mattel’s ability to satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of such products. For example, in 2004, Mattel will introduce a new “worlds of” concept for the Barbie® product line. This concept is unproven and may not succeed. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease and Mattel’s results of operations may be adversely affected.

Seasonality, Managing Production and Predictability of Orders

Mattel’s business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period of September through December. As a result, Mattel’s annual operating results will depend, in large part, on sales during the relatively brief traditional holiday season. Retailers are attempting to manage their inventories better, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. This in turn results in shorter lead times for production. Management believes that the increase in “last minute” shopping during the holiday season and the popularity of gift cards (which often result in purchases after the holiday season) may negatively impact customer re-orders during the holiday season. Shipping disruptions limiting the availability of ships or containers in Asia during peak demand times may affect Mattel’s ability to deliver its products in time to meet retailer demand. These factors may decrease sales or increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

Uncertain and Adverse General Economic Conditions

Current conditions in the domestic and global economies have a certain level of uncertainty. As a result, it is difficult to estimate the level of growth for the economy as a whole. It is even more difficult to estimate growth in various parts of the economy, including the markets in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth in the markets it serves and demand for its products, the prevailing economic uncertainties render estimates of future income and expenditures even more difficult than usual to make. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat or occurrence of terrorist attacks such as those in the US on September 11, 2001, war, or other factors affecting economic conditions generally. Such changes may negatively affect the sales of Mattel’s products, increase exposure to losses from bad debts, or increase costs associated with manufacturing and distributing these products.

Customer Concentration and Pricing

A small number of customers account for a large share of Mattel’s net sales. For 2003, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate accounted for approximately 47% of net sales, and its ten largest customers in the aggregate accounted for approximately 59% of net sales. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products or otherwise materially change the terms of our current relationship at any time. Any such change could significantly harm Mattel’s business and operating results. In addition, some large retail chains have begun to sell private-label toys designed and branded by the retailers themselves. Such toys may be sold at prices lower than comparable toys sold by Mattel, and may result in lower purchases of Mattel-branded products by such retailers. In 2003, several large customers engaged in price cutting of toy products during the holiday season, which, if it continues, could have a long-term impact on Mattel’s gross profit, profitability and consumers’ perception of the brand equity of Mattel’s products.

Rationalization of Mass Market Retail Channel and Bankruptcy of Key Customers

Many of Mattel’s key customers are mass market retailers. The mass market retail channel in the US has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. In the last three years, four large customers of Mattel filed for bankruptcy. In addition, Mattel’s sales to customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the control of Mattel, which could increase Mattel’s exposure to losses from bad debts. In addition, if these or other customers were to cease doing business as a result of bankruptcy, it could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Adequate Supplies; Cost Increases

Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including raw materials and components. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurances that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on Mattel’s business. Cost increases as a result of shortages of materials or rising service expenses, including expenses related to employee health plans and insurance policies, could increase the cost of Mattel’s products and result in lower sales.

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

Recalls

Mattel is subject to regulation by the CPSC and similar state and international regulatory authorities, and its products could be subject to involuntary recalls and other actions by such authorities. Concerns about product safety may lead Mattel to voluntarily recall selected products. Mattel has experienced, and in the future may experience, defects or errors in products after their production and sale to customers. Such defects or errors could result in the rejection of Mattel’s products by customers, damage to its reputation, lost sales, diverted development resources and increased customer service and support costs, any of which could harm Mattel’s business. Individuals could sustain injuries from Mattel’s products, and Mattel may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, Mattel’s insurance coverage. Moreover, Mattel may be unable to obtain adequate liability insurance in the future. Recalls, post-manufacture repairs of Mattel products, absence or cost of insurance and administrative costs associated with recalls could harm Mattel’s reputation, increase costs or reduce sales.

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

Manufacturing Risk; Severe Acute Respiratory Syndrome (“SARS”) or Other Diseases

Mattel owns and operates manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia and Thailand. The risk of political instability and civil unrest exists in these countries, which could temporarily or permanently damage Mattel’s manufacturing operations located there. In the past, outbreaks of SARS have been significantly concentrated in Asia, particularly in Hong Kong, and in the Guangdong province of China, where many of Mattel’s plants and contractors are located. The design, development and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its manufacturers or their suppliers contract SARS or other communicable diseases, or otherwise are unable to fulfill their responsibilities. Mattel has developed contingency plans designed to help mitigate the impact of disruptions in its manufacturing operations. Mattel’s business, financial position and results of operations could be negatively impacted by a significant disruption to its manufacturing operations or suppliers.

Earthquakes or Other Catastrophic Events

Mattel has significant operations, including its headquarters, near major earthquake faults in Southern California. Southern California has experienced earthquakes, wildfires and other natural disasters in recent years. A catastrophic event could disrupt Mattel’s operations or those of its contractors and impair production or distribution of its products, damage inventory, interrupt critical functions or otherwise affect business negatively, harming Mattel’s operating results.

Changes in Currency Exchange Rates

Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by partially or fully hedging such exposure using foreign currency forward exchange and option contracts. Such contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates or reductions in Mattel’s ability to transfer its capital across borders could have a material adverse effect on Mattel’s business and results of operations.

Financing Matters

Increases in interest rates, both domestically and internationally, could negatively affect Mattel’s cost of financing both its operations and investments. Any reduction in Mattel’s credit ratings could increase the cost of obtaining financing. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

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

Success of New Initiatives

Mattel has announced initiatives to improve the execution of its core business, globalize and extend Mattel’s brands, catch new industry trends and develop people, including a supply chain initiative, a long-term information technology strategy and new initiatives designed to drive growth in sales. Such initiatives involve complex decision making as well as extensive and intensive execution, and the success of such initiatives is not assured. Failure to successfully implement any of these initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Changes in Laws and Regulations

Mattel operates in a highly regulated environment in the US and international markets. US federal, state and local governmental entities and foreign governments regulate many aspects of Mattel’s business including its products and the importation and exportation of its products. Such regulations may include accounting standards, taxation requirements (including changes in applicable tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety and other administrative and regulatory restrictions. Changes in laws or regulations may lead to increased costs, changes in Mattel’s consolidated effective tax rate, or the interruption of normal business operations that would negatively impact its results of operations and financial condition.

Acquisition, Dispositions and Takeover Defenses

Mattel may engage in acquisitions, mergers or dispositions, which may affect the profit, revenues, profit margins, debt-to-capital ratios, capital expenditures, or other aspects of Mattel’s business. There can be no assurance that Mattel will be able to identify suitable acquisition targets or that, if identified, it will be able to acquire such targets on acceptable terms. Additionally, there can be no assurance that Mattel will be successful in integrating any acquired company into its overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact Mattel’s results of operations. In addition, Mattel has certain anti-takeover provisions in its by-laws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Risk Management

Foreign currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially or fully hedging such exposure using foreign currency forward exchange and option contracts. Such contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. The majority of all intercompany receivables and payables denominated in foreign currencies are hedged. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in foreign subsidiaries. Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal year-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary foreign currency translation exposures are on its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso and Indonesian rupiah.

Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of year end 2003 are shown in the following table. All contracts are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah and Thai baht contracts that are maintained by entities with either a rupiah or baht functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of US dollars)
Euro*	$278,979	1.24	$284,402	$319,866	1.12	$357,137
British pound sterling*				21,141	1.76	21,442
Canadian dollar*				75,381	0.73	79,199
Japanese yen	3,558	107.53	3,569
Australian dollar*	29,280	0.73	30,061	24,352	0.65	27,505
Swiss franc	10,804	1.26	10,963
Mexican peso	151,860	11.21	151,663
Indonesian rupiah	40,135	8,838.00	40,599
New Zealand dollar*	3,200	0.64	3,276	136	0.54	164
Chilean peso				6,800	632.00	7,241
Brazilian real				7,553	3.16	8,210
Singapore dollar				1,819	1.71	1,829
Thai baht	5,600	41.90	5,920

	$523,416		$530,453	$457,048		$502,727

*	The weighted average contract rate for these contracts is quoted in US dollar per local currency.

For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of year end 2003. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of year end 2003. The differences between the fair value and the contract amounts are expected to be fully offset by currency exchange gains and losses on the underlying hedged transactions.

In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of year end 2003, these contracts had a notional amount of $88.8 million and a fair value of $87.9 million.

Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its income from continuing operations before income taxes would have increased by approximately $57 million and $25 million for 2003 and 2002, respectively, and would have been reduced by $10 million for 2001.

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Mattel adopted SFAS No. 133 on January 1, 2001 and recorded a charge of $12.0 million, net of tax, in the consolidated statement of operations for the quarter ended March 31, 2001, for the transition adjustment related to the adoption of SFAS No. 133.

Interest Rate Sensitivity

An assumed 50 basis point movement in interest rates on Mattel’s short-term borrowings would have had an immaterial impact on its 2003 results of operations.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Mattel, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 92 present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 92 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Mattel changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Los Angeles, California

January 30, 2004

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
	(In thousands)
ASSETS
Current Assets
Cash and short term investments	$1,152,681	$1,267,038
Accounts receivable, less allowances of $27.5 million and $23.3 million in 2003 and 2002, respectively	543,888	490,816
Inventories	388,658	338,599
Prepaid expenses and other current assets	309,629	292,511

Total current assets	2,394,856	2,388,964

Property, Plant and Equipment
Land	33,611	33,197
Buildings	267,068	246,786
Machinery and equipment	680,367	623,901
Tools, dies and molds	520,292	478,303
Capitalized leases	23,271	23,271
Leasehold improvements	96,448	79,866

	1,621,057	1,485,324
Less: accumulated depreciation	995,164	885,720

Property, plant and equipment, net	625,893	599,604

Other Noncurrent Assets
Goodwill	722,249	703,153
Other assets	767,952	767,938

Total Assets	$4,510,950	$4,459,659

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31, 2003	December 31, 2002
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$19,590	$25,190
Current portion of long-term debt	52,274	182,295
Accounts payable	289,680	296,307
Accrued liabilities	852,978	941,912
Income taxes payable	253,224	203,049

Total current liabilities	1,467,746	1,648,753

Long-Term Liabilities
Long-term debt	589,130	640,070
Other	237,853	192,124

Total long-term liabilities	826,983	832,194

Stockholders’ Equity
Special voting preferred stock $1.00 par value, $10.00 liquidation preference per share, one share authorized, issued and outstanding in 2002, representing the voting rights of 0.3 million outstanding exchangeable shares	—	—
Common stock $1.00 par value, 1.0 billion shares authorized; 441.2 million shares and 437.2 million shares issued in 2003 and 2002, respectively	441,212	437,229
Additional paid-in capital	1,599,278	1,541,242
Treasury stock at cost; 12.7 million shares and 6.7 thousand shares in 2003 and 2002, respectively	(244,691)	(245)
Retained earnings	707,429	341,133
Accumulated other comprehensive loss	(287,007)	(340,647)

Total stockholders’ equity	2,216,221	1,978,712

Total Liabilities and Stockholders’ Equity	$4,510,950	$4,459,659

The accompanying notes are an integral part of these statements.

Commitments and Contingencies (See accompanying notes.)

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	2003	2002	2001
	(In thousands, except per share amounts)
Net Sales (See Note 1)	$4,960,100	$4,885,340	$4,687,924
Cost of sales (See Note 1)	2,530,617	2,524,353	2,538,990

Gross Profit	2,429,483	2,360,987	2,148,934
Advertising and promotion expenses	636,105	552,502	543,554
Other selling and administrative expenses	1,002,899	1,050,344	964,239
Amortization of goodwill	—	—	46,121
Restructuring and other charges	4,769	24,600	15,700

Operating Income	785,710	733,541	579,320
Interest expense	80,577	113,897	155,132
Interest (income)	(18,966)	(17,724)	(15,481)
Other non-operating (income) expense, net	(16,755)	15,871	9,659

Income From Continuing Operations Before Income Taxes	740,854	621,497	430,010
Provision for income taxes	203,222	166,455	119,090

Income From Continuing Operations	537,632	455,042	310,920
Discontinued Operations (See Note 14)
Gain from discontinued operations, net of tax	—	27,253	—

Income Before Cumulative Effect of Change in Accounting Principles	537,632	482,295	310,920
Cumulative effect of change in accounting principles, net of tax	—	(252,194)	(12,001)

Net Income	$537,632	$230,101	$298,919

Income (Loss) Per Common Share—Basic
Income from continuing operations	$1.23	$1.04	$0.72
Gain from discontinued operations	—	0.06	—
Cumulative effect of change in accounting principles	—	(0.58)	(0.03)

Net income	$1.23	$0.52	$0.69

Weighted average number of common shares	437,020	435,790	430,983

Income (Loss) Per Common Share—Diluted
Income from continuing operations	$1.22	$1.03	$0.71
Gain from discontinued operations	—	0.06	—
Cumulative effect of change in accounting principles	—	(0.57)	(0.03)

Net income	$1.22	$0.52	$0.68

Weighted average number of common and common equivalent shares	442,231	441,292	436,166

Dividends Declared Per Common Share	$0.40	$0.05	$0.05

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2003	2002	2001
	(In thousands)
Cash Flows From Operating Activities:
Net income	$537,632	$230,101	$298,919
Add: cumulative effect of change in accounting principles, net of tax	—	252,194	12,001
Add: gain from discontinued operations, net of tax	—	(27,253)	—

Income from continuing operations	537,632	455,042	310,920
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Gains on sale of investments	(15,549)	—	(4,799)
Net loss on sale of other property, plant and equipment	1,250	—	—
Noncash derivative loss	—	—	5,532
Noncash restructuring and other charges	792	2,405	4,594
Depreciation	178,256	180,346	201,012
Amortization	5,563	11,582	61,496
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(9,470)	184,154	111,224
Inventories	(27,556)	154,293	(14,144)
Prepaid expenses and other current assets	(23,218)	15,589	(76,145)
Accounts payable, accrued liabilities and income taxes payable	(87,380)	74,445	152,160
Deferred income taxes	13,589	80,608	9,856
Deferred compensation and other retirement plans	14,799	(12,968)	(14,025)
Other, net	16,094	10,588	9,112

Net cash flows from operating activities of continuing operations	604,802	1,156,084	756,793

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(99,267)	(81,037)	(93,914)
Purchases of other property, plant and equipment	(101,133)	(86,357)	(100,737)
Proceeds from sale of investments	23,615	—	13,757
Payment for businesses acquired	(5,015)	(2,910)	(20,547)
Proceeds from sale of other property, plant and equipment	1,457	12,336	6,462
Other, net	(420)	(450)	1,791

Net cash flows used for investing activities of continuing operations	(180,763)	(158,418)	(193,188)

Cash Flows From Financing Activities:
Short-term borrowings, net	(7,087)	(5,929)	(175,717)
Payments of long-term debt	(181,097)	(421,597)	(31,261)
Purchase of treasury stock	(244,446)	—	—
Payment of dividends on common stock	(171,336)	(21,868)	(21,602)
Exercise of stock options	49,502	55,017	53,516

Net cash flows used for financing activities of continuing operations	(554,464)	(394,377)	(175,064)

Net Cash From (Used for) Discontinued Operations (See Note 14)	—	43,259	(542)
Effect of Currency Exchange Rate Changes on Cash	16,068	3,886	(3,784)

Increase (Decrease) in Cash and Short-term Investments	(114,357)	650,434	384,215
Cash and Short-term Investments at Beginning of Year	1,267,038	616,604	232,389

Cash and Short-term Investments at End of Year	$1,152,681	$1,267,038	$616,604

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2000	$435,560	$1,706,614	$(288,622)	$(144,417)	$(306,037)	$1,403,098
Comprehensive income:
Net income				298,919		298,919
Net unrealized gain on securities					11,815	11,815
Net unrealized gain on derivative instruments					3,538	3,538
Minimum pension liability adjustments					(2,518)	(2,518)
Currency translation adjustments					(14,596)	(14,596)

Comprehensive income				298,919	(1,761)	297,158
Issuance of treasury stock		(73,162)	126,678			53,516
Tax benefit of stock option exercises		6,000				6,000
Compensation cost related to stock option modifications		288				288
Conversion of exchangeable shares	747	(747)				—
Dividends declared on common stock				(21,602)		(21,602)

Balance, December 31, 2001	436,307	1,638,993	(161,944)	132,900	(307,798)	1,738,458
Comprehensive income:
Net income				230,101		230,101
Net unrealized gain on securities					28,309	28,309
Net unrealized (loss) on derivative instruments					(26,154)	(26,154)
Minimum pension liability adjustments					(48,021)	(48,021)
Currency translation adjustments					13,017	13,017

Comprehensive income				230,101	(32,849)	197,252
Issuance of treasury stock		(65,025)	118,467			53,442
Issuance of common stock for exercise of stock options	113	1,462				1,575
Tax benefit of stock option exercises		4,156				4,156
Exercise of stock warrant		(43,232)	43,232			—
Tax benefit of stock warrant exercise		5,697				5,697
Conversion of exchangeable shares	809	(809)				—
Dividends declared on common stock				(21,868)		(21,868)

Balance, December 31, 2002	437,229	1,541,242	(245)	341,133	(340,647)	1,978,712
Comprehensive income:
Net income				537,632		537,632
Net unrealized gain on securities					4,492	4,492
Net unrealized (loss) on derivative instruments					(978)	(978)
Minimum pension liability adjustments					(7,721)	(7,721)
Currency translation adjustments					57,847	57,847

Comprehensive income				537,632	53,640	591,272
Purchase of treasury stock			(244,446)			(244,446)
Issuance of common stock for exercise of stock options	3,670	45,832				49,502
Tax benefit of stock option exercises		7,987				7,987
Tax benefit of prior year stock warrant exercise		4,326				4,326
Compensation cost related to stock option modifications		204				204
Conversion of exchangeable shares	313	(313)				—
Dividends declared on common stock				(171,336)		(171,336)

Balance, December 31, 2003	$441,212	$1,599,278	$(244,691)	$707,429	$(287,007)	$2,216,221

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Preparation

The consolidated financial statements include the accounts of Mattel, Inc. and its subsidiaries (“Mattel”). All majority-owned subsidiaries are consolidated and included in Mattel’s consolidated financial statements. Investments in joint ventures and other companies are accounted for by the equity method or cost basis, depending upon the level of the investment and/or Mattel’s ability to exercise influence over operating and financial policies. Mattel does not have any minority stock ownership interests in which it has a controlling financial interest that would require consolidation. All significant intercompany accounts and transactions have been eliminated in consolidation, and certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current year presentation.

As more fully described in Note 14, the Consumer Software segment, which was comprised primarily of Learning Company, was reported as a discontinued operation effective March 31, 2000, and the consolidated statements of operations were reclassified to segregate the operating results of the Consumer Software segment.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates.

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

Mattel’s foreign currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the period in which the currency exchange rate changes.

Cash and Short-Term Investments

Cash includes cash equivalents, which are highly liquid investments with maturities of three months or less when purchased.

Marketable Securities

Marketable securities are comprised of investments in publicly-traded securities, classified as available-for-sale, and are recorded at market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive loss within stockholders’ equity until realized.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews being performed if necessary, based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. Mattel uses a variety of financial transactions to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring or purchasing various forms of credit insurance with unrelated third parties or requiring cash in advance of shipment.

Mattel records an allowance for doubtful accounts at the time revenue is recognized based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, such as a bankruptcy filing of a customer, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer.

Inventories

Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies and molds are amortized using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of fixed assets is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any impairment identified is assessed by evaluating the operating performance and future undiscounted cash flows of the underlying assets. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss on the transaction is included in the results of operations.

Goodwill and Other Intangible Assets

Effective on January 1, 2002, Mattel adopted SFAS No. 142, which superseded APB Opinion No. 17. In accordance with the adoption of SFAS No. 142, Mattel ceased amortization of goodwill effective January 1, 2002. Prior to 2002, substantially all goodwill was amortized over 20 to 40 years.

Goodwill and other intangible assets are allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. Mattel’s reporting units for purposes of applying the provisions of SFAS No. 142 are: Mattel Brands US Girls division, Mattel Brands US Boys division, Fisher-Price Brands US, American Girl Brands and International. Mattel tests its goodwill and other intangible assets for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based on the fair value of the cash flows that the business can be expected to generate in the future (Income Approach).

Revenue Recognition

Revenue is recognized upon shipment or upon receipt of products by the customer, depending on terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, Mattel does not recognize revenue until collection occurs. Accruals for customer discounts and rebates, and defective returns are recorded when the related revenue is recognized.

During the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Commencing October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, operating income, net income or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. For the first three quarters of 2003, and for the years ended 2002 and 2001, close out sales are classified as a reduction of cost of sales and were $38.1 million, $112.7 million and $163.4 million, respectively. Mattel does not believe that these amounts are material, and therefore has not revised previously reported net sales and cost of sales amounts for these periods.

Advertising and Promotion Costs

Costs of media advertising are expensed the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of catalog production and mailing costs that are generally amortized within three months from the date the catalogs are mailed.

In the first quarter of 2002, Mattel implemented Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. Net sales, gross profit, and advertising and promotion expenses have been restated in the consolidated statement of operations for 2001 to reflect the reclassification of sales incentives or certain consideration offered by Mattel to its customers as a result of implementing this EITF Issue.

Research and Development Costs

Research and development costs are charged to the results of operations when incurred.

Stock-Based Compensation

Mattel applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized in the results of operations for nonqualified stock options granted under Mattel’s plans as such options are granted at not less than the quoted market price of Mattel’s common stock on the date of grant.

Mattel has adopted the disclosure only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost for nonqualified stock options granted been determined based on their fair value at the date of grant, consistent with the method of accounting prescribed by SFAS No. 123, Mattel’s net income and earnings per share would have been adjusted as follows (amounts in millions, except per share amounts):

	For the Year Ended
	2003	2002	2001
Net income
As reported	$537.6	$230.1	$298.9
Stock option plans	(22.0)	(19.3)	(14.9)

Pro forma income	$515.6	$210.8	$284.0

Income per share
Basic
As reported	$1.23	$0.52	$0.69
Stock option plans	(0.05)	(0.04)	(0.03)

Pro forma basic income	$1.18	$0.48	$0.66

Diluted
As reported	$1.22	$0.52	$0.68
Stock option plans	(0.05)	(0.04)	(0.03)

Pro forma diluted income	$1.17	$0.48	$0.65

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

The fair value of Mattel options granted has been estimated using the Black-Scholes pricing model. The expected life of these options used in this calculation has been determined using historical exercise patterns. The following weighted average assumptions were used in determining fair value:

	2003	2002	2001
Options granted at market price
Expected life (in years)	6.13	6.16	5.50
Risk-free interest rate	3.71%	2.94%	4.42%
Volatility factor	34.32%	30.09%	16.76%
Dividend yield	0.67%	1.07%	0.86%

The weighted average fair value of Mattel options granted at market price during 2003, 2002 and 2001 were $7.25, $6.17 and $3.52, respectively.

Income Taxes

Mattel accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

Income Per Common Share

Basic income (loss) per common share is computed by dividing reported net income by the weighted average number of common shares and common shares obtainable upon the exchange of the exchangeable shares of Mattel’s indirect wholly-owned Canadian subsidiary, Softkey Software Products Inc., outstanding during each period.

Diluted income (loss) per common share is computed by dividing reported net income by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Mattel’s indirect wholly-owned Canadian subsidiary, Softkey Software Products Inc., and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, as applicable.

A reconciliation of weighted average shares for the years ended December 31 follows (shares in thousands):

	2003	2002	2001
Common shares	437,020	435,790	430,983
Effect of dilutive securities:
Stock options	5,211	5,355	4,765
Warrants	—	147	418

Common and common equivalent shares	442,231	441,292	436,166

The following anti-dilutive securities were excluded from the calculation of diluted earnings per share for the years ended December 31 (shares in thousands):

	2003	2002	2001
Nonqualified stock options granted at:
Market price	16,117	19,547	13,778
Above market price	—	—	15,227
Warrants	—	—	3,000

	16,117	19,547	32,005

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

Changes in fair value of Mattel’s cash flow derivatives are deferred and recorded as part of accumulated other comprehensive loss in stockholders’ equity until the underlying transaction is settled. Upon settlement, any gain or loss resulting from the derivative is recorded in the results of operations. In the event that an anticipated transaction is no longer likely to occur, Mattel recognizes the change in fair value of the derivative in its results of operations currently.

Mattel uses fair value derivatives to hedge most intercompany loans and management fees denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts. Changes in fair value of these derivatives were not significant to the results of operations during any year.

As a result of adopting SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Mattel recorded a transition adjustment of $12.0 million, net of tax, (or $0.03 per share) as the cumulative effect of change in accounting principles in 2001 related to unrealized holding losses on the CyberPatrol securities that had been previously deferred in accumulated other comprehensive income (loss). Mattel also recorded a transition adjustment of $2.1 million in accumulated other comprehensive income (loss) related to unrealized gains on derivative instruments during 2001.

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon the issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability, at the inception of the guarantee, for the fair value of the obligation it assumes under that guarantee and also requires more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires additional disclosures for existing guarantees. The adoption of FIN 45 did not have an impact on Mattel’s results of operations or financial position.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. The adoption of FIN 46 and FIN 46 (revised) did not have an impact on Mattel’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS No. 149 did not have an impact on Mattel’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. The adoption of SFAS No. 150 did not have an impact on Mattel’s results of operation or financial position.

Note 2—Goodwill and Intangible Assets

The change in the carrying amount of goodwill by reporting unit for the years ended 2003 and 2002 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units (in thousands).

	Mattel Brands US Girls Division	Mattel Brands US Boys Division	Fisher-Price Brands US	American Girl Brands	Int’l	Total
Balance at year end 2001	$29,794	$53,749	$215,379	$607,562	$182,878	$1,089,362
Impairment charge	—	—	—	(399,991)	—	(399,991)
Impact of currency exchange rate changes	2,175	220	552	—	10,835	13,782

Balance at year end 2002	31,969	53,969	215,931	207,571	193,713	703,153
Impact of currency exchange rate changes	3,172	253	747	—	14,924	19,096

Balance at year end 2003	$35,141	$54,222	$216,678	$207,571	$208,637	$722,249

Identifiable intangibles of $15.1 million and $14.5 million as of year end 2003 and 2002, respectively, are included in other assets in the consolidated balance sheets. Amortization expense related to identifiable intangibles is not significant to the results of operations during any year.

As a result of implementing SFAS No. 142, Mattel recorded a transition adjustment of $252.2 million, net of tax, as the cumulative effect of change in accounting principles resulting from the transitional impairment test of the American Girl Brands reporting unit goodwill. In the third quarter of 2003, Mattel performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired as of September 30, 2003.

Prior to implementing SFAS No. 142, Mattel reviewed all goodwill assets for impairment under the methodology of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The undiscounted cash flows associated with all goodwill assets were in excess of the book value of the related goodwill assets, including the American Girl Brands goodwill. Therefore, no goodwill assets, including the American Girl Brands goodwill, were considered impaired under SFAS No. 121.

The following table provides a reconciliation of the net income reported for the year ended 2001, adjusted to exclude amortization of goodwill that is no longer required under SFAS No. 142 (in thousands, except per share amounts):

		Earnings Per Share
	Amount	Basic	Diluted
Reported net income	$298,919	$0.69	$0.68
Addback: goodwill amortization, net of tax	34,668	0.08	0.08

Adjusted net income	$333,587	$0.77	$0.76

Note 3—Income Taxes

Consolidated pre-tax income from continuing operations consists of the following (in thousands):

	For the Year
	2003	2002	2001
US operations	$166,884	$89,461	$29,431
Foreign operations	573,970	532,036	400,579

	$740,854	$621,497	$430,010

The provision for current and deferred income taxes consists of the following (in thousands):

	For the Year
	2003	2002	2001
Current
Federal	$55,904	$27,762	$28,748
State	6,100	8,300	4,700
Foreign	127,629	109,814	75,786

	189,633	145,876	109,234

Deferred
Federal	25,989	42,949	787
State	(5,800)	(800)	5,500
Foreign	(6,600)	(21,570)	3,569

	13,589	20,579	9,856

Total provision for income taxes	$203,222	$166,455	$119,090

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

	As of Year End
	2003	2002
Operating loss and tax credit carryforwards	$495,075	$627,591
Excess of tax basis over book basis	152,555	133,265
Sales allowances and inventory reserves	86,461	88,816
Deferred intangible assets	85,321	96,844
Deferred compensation	40,484	47,975
Postretirement benefits	16,840	12,316
Restructuring and other charges	6,501	11,896
Other	20,458	28,744

Gross deferred income tax assets	903,695	1,047,447

Excess of book basis over tax basis	(40,626)	(34,737)
Deferred intangible assets	(24,451)	(19,444)
Retirement benefits	—	(1,894)
Other	(28,281)	(32,873)

Gross deferred income tax liabilities	(93,358)	(88,948)
Deferred income tax asset valuation allowances	(208,878)	(343,451)

Net deferred income tax assets	$601,459	$615,048

Management considered all available evidence and determined that a valuation allowance of $208.9 million was required as of year end 2003 for certain tax credit, net operating loss, and capital loss carryforwards that would likely expire prior to their utilization. Management believes that it is more likely than not that Mattel will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of the remaining net deferred tax assets of $601.5 million.

During 2003, capital loss carryforwards were utilized for tax purposes. The transaction utilizing the carryforwards resulted in no net tax benefit to Mattel. Accordingly, both the capital loss carryforward and the associated valuation allowance were reduced during 2003.

Differences between the provision for income taxes for continuing operations at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows (in thousands):

	For the Year
	2003	2002	2001
Provision at federal statutory rates	$259,299	$217,524	$150,504
Increase (decrease) resulting from:
Losses without income tax benefit	4,903	6,902	13,623
Foreign earnings taxed at different rates, including withholding taxes	(56,620)	(66,428)	(37,774)
State and local taxes, net of federal benefit	195	4,875	6,630
Non-deductible amortization and restructuring charges	22	22	2,092
Other	(4,577)	3,560	(15,985)

Total provision for income taxes	$203,222	$166,455	$119,090

Appropriate US and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to permanently invest and upon which no deferred US income taxes have been provided is $2.7 billion at year end 2003. The additional US income tax on the unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, timing of the distribution, and the specific earnings distributed.

As of year end 2003, Mattel has US net operating loss carryforwards totaling $606.9 million and credit carryforwards of $156.7 million for federal income tax purposes. The net operating loss carryforwards expire during the years 2006 to 2020, while $150.0 million of the tax credits expire during the years 2004 to 2022 with the remainder having no expiration date. Utilization of these loss and credit carryforwards is subject to annual limitations. Mattel has established a valuation allowance for the US carryforwards that are not expected to provide future tax benefits.

Certain foreign subsidiaries have net operating loss carryforwards totaling $191.1 million ($152.9 million with no expiration date, $29.4 million expiring during the years 2004 to 2008, and $8.8 million expiring after 2009). Mattel has established a valuation allowance for the non-US carryforwards that are not expected to provide future tax benefits.

Accounting principles generally accepted in the United States of America require that tax benefits related to the exercise of stock warrants and nonqualified stock options be credited to additional paid-in capital. Nonqualified stock options exercised during 2003, 2002 and 2001 resulted in credits to additional paid-in capital totaling $8.0 million, $4.2 million and $6.0 million, respectively. Stock warrants exercised in 2002 resulted in credits to additional paid-in capital during 2003 and 2002 of $4.3 million and $5.7 million, respectively.

The IRS has completed its examination of the Mattel, Inc. federal income tax returns through year end 1997 and is currently examining the 1998 through 2001 federal income tax returns.

Note 4—Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and non-qualified retirement plans covering substantially all employees of these companies. These plans include defined benefit pension plans, defined contribution retirement plans, postretirement benefit plans, and deferred compensation and excess benefit plans. In addition, Mattel makes contributions to government-mandated retirement plans in the countries outside the US where its employees work. A summary of retirement plan expense (income) is as follows (in millions):

	For the Year Ended
	2003	2002	2001
Defined benefit pension plans	$16.4	$(6.3)	$(5.6)
Defined contribution retirement plans	24.0	22.9	23.3
Postretirement benefit plans	5.0	5.0	3.5
Deferred compensation and excess benefit plans	3.0	2.7	2.4
Government-mandated plans outside the US	1.2	1.0	0.3

	$49.6	$25.3	$23.9

Defined Benefit Pension Plans

Mattel provides defined benefit pension plans for eligible domestic employees, which satisfy the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Some of Mattel’s foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Mattel funds these plans in accordance with the terms of the plans and local statutory requirements, which differ for each of the countries in which the subsidiaries are located.

The status of Mattel’s defined benefit pension plans is as follows (in thousands):

	As of Year End
	2003	2002
Change in Plan Assets
Plan assets at fair value, beginning of year	$231,893	$270,125
Actual return on plan assets	31,172	(31,300)
Company contributions	1,829	415
Participant contributions	360	277
Impact of currency exchange rate changes	4,934	3,226
Benefits paid	(10,406)	(10,850)

Plan assets at fair value, end of year	$259,782	$231,893

Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$334,290	$300,051
Service cost	7,162	6,996
Interest cost	21,019	20,120
Company contributions	1,829	415
Participant contributions	360	277
Plan amendments	(169)	—
Impact of currency exchange rate changes	7,856	7,266
Actuarial loss	22,062	15,874
Benefits paid	(17,013)	(16,709)

Projected benefit obligation, end of year	$377,396	$334,290

Accumulated Benefit Obligation	$357,429	$319,318

	As of Year End
	2003	2002
Funded Status of the Plans
Funded status of the plans	$(117,614)	$(102,397)
Unrecognized net losses	154,295	148,311
Unrecognized prior service cost	5,244	6,184
Additional minimum liabilities	(99,849)	(90,884)

Accrued pension costs	$(57,924)	$(38,786)

Net Amount Recognized in the Consolidated Balance Sheets
Intangible asset	$5,244	$6,184
Accrued pension liability	(57,924)	(38,786)
Accumulated other comprehensive loss (a)	60,042	52,321

	$7,362	$19,719

(a)	Amounts recorded in accumulated other comprehensive loss are shown net of tax benefit of $34.6 million and $30.7 million for year end 2003 and 2002, respectively.

The components of net pension expense (income) for Mattel’s defined benefit pension plans are as follows (in thousands):

	For the Year Ended
	2003	2002	2001
Service cost	$7,162	$6,996	$5,395
Interest cost	21,019	20,120	16,517
Expected return on plan assets	(21,383)	(32,211)	(27,419)
Amortization of:
Unrecognized prior service costs	(492)	(537)	(520)
Unrecognized net loss	2,479	599	43
Unrecognized net (asset)	—	(18)	—
Curtailment (gain)	—	—	(700)
Plan amendment loss (gain)	7,594	(1,230)	1,111

Net pension expense (income)	$16,379	$(6,281)	$(5,573)

Net pension expense (income) for Mattel’s domestic defined benefit pension plans has been calculated using a December measurement date.

Mattel expects to make cash contributions totaling approximately $2 million to its defined benefit pension plans in 2004. Mattel does not have any defined benefit pension plans where plan assets exceed the accumulated benefit obligation of such plans.

The assumptions used in determining the projected and accumulated benefit obligations for Mattel’s domestic defined benefit pension plans are as follows:

	As of Year End
	2003	2002
Discount rate	6.0%	6.5%
Weighted average rate of future compensation increases	4.0%	4.0%

The assumptions used in determining net pension expense (income) for Mattel’s domestic defined benefit pension plans are as follows:

	For the Year Ended
	2003	2002	2001
Discount rate	6.5%	7.0%	7.5%
Weighted average rate of future compensation increases	4.0%	4.0%	4.0%
Long-term rate of return on plan assets	8.0%	10.0%	11.0%

Discount rates, weighted average rates of future compensation increases, and long-term rates of return on plan assets for Mattel’s international defined benefit plans differ from the assumptions used for Mattel’s domestic defined benefit plans due to differences in local economic conditions in which the non-US plans are based.

Mattel’s domestic defined benefit pension plan assets are invested as follows:

	As of Year End
	2003	2002
Cash	1%	1%
Debt securities	28	35
Equity securities	71	64

	100%	100%

Mattel commissioned an actuarial study of the plans’ assets and liabilities to determine an asset allocation that would best match cash flows from the plans’ assets to expected benefit payments. The Pension Committee of the board of directors, together with Mattel’s Treasurer, monitors the returns earned by the plans’ assets and reallocates investments as needed. Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel assumes that the overall expected long-term rate-of-return on plan assets of 8.0% is reasonable based on historical returns, with an actual return on market value of plan assets of approximately 11% over the last ten years.

During 1999, Mattel amended the Fisher-Price Pension Plan to convert it from a career-average plan to a cash balance plan and applied for a determination letter from the IRS. In 2003, Mattel amended the Fisher-Price Pension Plan to reflect recent changes in regulations and court cases associated with cash balance plans and submitted a new application for a determination letter to the IRS. Mattel plans to convert the Fisher-Price Pension Plan to a cash balance plan upon receipt of a determination letter.

Defined Contribution Retirement Plans

Domestic employees are eligible to participate in 401(k) savings plans sponsored by Mattel or its subsidiaries, which are defined contribution plans satisfying ERISA requirements. Mattel makes company contributions in cash and allows participants to allocate both individual and company contributions to a variety of investment funds, including a fund that is fully invested in Mattel common stock (the “Mattel Stock Fund”). Employees are not required to allocate any funds to the Mattel Stock Fund, which allows employees to limit their exposure to market changes in Mattel’s stock price. Furthermore, Mattel’s plans limit a participant’s allocation to the Mattel Stock Fund to a maximum of 50% of the participant’s total account balance. Participants may generally reallocate their account balances on a daily basis. This reallocation is only limited for participants classified as insiders or restricted personnel under Mattel’s insider trading policy that wish to change their investment in the Mattel Stock Fund. Pursuant to Mattel’s insider trading policy, insiders and restricted personnel are limited to certain window periods for making allocations into or out of the Mattel Stock Fund.

Certain non-US employees participate in defined contribution retirement plans with varying vesting and contribution provisions.

Postretirement Benefit Plans

Mattel has unfunded postretirement health insurance plans covering certain eligible domestic employees. The status of Mattel’s postretirement benefit plans is as follows (in thousands):

	As of Year End
	2003	2002
Change in Accumulated Postretirement Benefit Obligation
Accumulated postretirement benefit obligation, beginning of year	$57,158	$44,540
Service cost	129	189
Interest cost	3,570	3,588
Actuarial loss	4,719	12,147
Benefits paid, net of participant contributions	(4,151)	(3,306)

Accumulated postretirement benefit obligation, end of year	$61,425	$57,158

Net Amount Recognized in the Consolidated Balance Sheets
Current retirees	$54,771	$49,847
Fully eligible active employees	2,471	3,152
Other active employees	4,183	4,159

Accumulated postretirement benefit obligation	61,425	57,158
Unrecognized net actuarial loss	(26,442)	(23,070)

Accrued postretirement benefit liabilities	$34,983	$34,088

The components of net postretirement benefit plan cost, based on a December measurement date, for Mattel’s postretirement benefit plans are as follows (in thousands):

	For the Year
	2003	2002	2001
Service cost	$129	$189	$273
Interest cost	3,570	3,588	2,903
Curtailment loss	—	—	76
Recognized net actuarial loss	1,345	1,189	283

Net postretirement benefit plan cost	$5,044	$4,966	$3,535

The assumptions used in determining the accumulated postretirement benefit obligation are as follows:

	As of Year End
	2003	2002
Discount rate	6.0%	6.5%
Rate of future compensation increases	4.0%	4.0%
Health care cost trend rate:
Pre-65	8.0%	9.0%
Post-65	9.0%	10.5%
Ultimate cost trend rate (pre-and post-65)	5.5%	5.5%
Year that the rate reaches the ultimate cost trend rate	2007	2007

The assumptions used in determining net postretirement benefit plan cost are as follows:

	For the Year Ended
	2003	2002	2001
Discount rate	6.5%	7.0%	7.5%
Rate of future compensation increases	4.0%	4.0%	4.0%
Health care cost trend rate:
Pre-65	9.0%	10.0%	6.5%
Post-65	10.5%	12.0%	6.5%
Ultimate cost trend rate (pre-and post-65)	5.5%	5.5%	5.5%
Year that the rate reaches the ultimate cost trend rate	2007	2007	2004

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the accumulated postretirement benefit obligation as of year end 2003 by approximately $6 million and $(5) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2003 by approximately $400 thousand and $(300) thousand, respectively.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s post retirement health care plans. Under FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”) issued on January 12, 2004, Mattel has elected to defer accounting for the effects of the Act. As a result, the reported postretirement benefit obligations and the net postretirement benefit plan cost as of and for the year ended 2003 do not reflect the effects of the Act on Mattel’s postretirement benefit plans. The election to defer will expire when specific authoritative guidance on the accounting for the federal subsidy is issued or a significant event occurs that would require the remeasurement of Mattel’s postretirement benefit plans’ obligations.

Deferred Compensation and Excess Benefit Plans

Mattel provides a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earn various rates of return. The liability for these plans as of year end 2003 and 2002 was $48.8 million and $36.1 million, respectively, and is included in other long-term liabilities in the consolidated balance sheets.

Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $60.4 million and $59.3 million as of year end 2003 and 2002, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other assets in the consolidated balance sheets.

Incentive Compensation Plans

Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and subject to certain approvals of the Compensation Committee of the board of directors. For 2003, 2002 and 2001, $33.3 million, $73.5 million and $36.2 million, respectively, were charged to operating expense for awards under these plans.

In May 2003, Mattel’s stockholders approved the Mattel, Inc. 2003 Long-Term Incentive Plan (the “Plan”). The Plan is intended to motivate and retain key executives of Mattel who regularly and directly make or influence decisions that affect the medium- and long-term success of Mattel. The Plan replaces the Long-Term Incentive Plan approved in November 2000 and is effective as of January 1, 2003. Awards are based upon the financial performance of Mattel during the performance period and are settled in cash or unrestricted or restricted common stock of Mattel. For 2003, no expense was recorded related to the Plan.

In November 2000, the Compensation Committee of the board of directors approved the Long-Term Incentive Plan covering certain key executives of Mattel, Inc. for the performance period from August 15, 2000 through December 31, 2002. Awards were based upon the financial performance of Mattel during the performance period and were paid in the quarter following the end of the performance period. For 2002 and 2001, $32.5 million and $4.9 million, respectively, were charged to operating expense for this plan.

For 2003, 2002 and 2001, $3.5 million, $10.7 million and $11.1 million, respectively, was charged to operating expense for costs related to the recruitment and retention of senior executives.

Note 5—Seasonal Financing and Long-Term Debt

Seasonal Financing

Mattel maintains and periodically amends or replaces an unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing the seasonal working capital requirements of its domestic and certain foreign subsidiaries. The agreement in effect during 2003 was an amended and restated $1.06 billion, 3-year facility with an expiration date in 2005. In March 2004, Mattel anticipates amending and restating its domestic unsecured committed revolving credit facility. The size of the facility is expected to be changed to $1.30 billion, and the expiration date of the facility is expected to be extended to March 2007. The other terms and conditions of the amended and restated facility are expected to be substantially similar to those currently in place. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2003. As of year end 2003, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.30 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 12.47 to 1 (compared to a minimum allowed of 3.50 to 1).

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term foreign credit lines with a number of banks. As of year end 2003, foreign credit lines total approximately $320 million, a portion of which are used to support letters of credit. Mattel expects to extend these credit lines throughout 2004. Mattel believes its cash on hand at the beginning of 2004, amounts available under its domestic unsecured committed revolving credit facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements.

Information relating to Mattel’s unsecured committed credit facilities, foreign credit lines and other short-term borrowings is summarized as follows (in thousands):

	For the Year
	2003	2002	2001
Balance at end of year
Domestic	$—	$—	$—
Foreign	19,590	25,190	38,108
Maximum amount outstanding
Domestic	$900,250	$820,477	$1,028,090
Foreign	40,056	38,062	64,158
Average borrowing
Domestic	$456,600	$481,600	$694,900
Foreign	24,992	35,330	43,168
Weighted average interest rate on average borrowing
Domestic	1.2%	2.1%	4.6%
Foreign	10.2%	17.9%	17.5%

Mattel has a $300.0 million domestic receivables sales facility that is a sub-facility of Mattel’s domestic unsecured committed revolving credit facility. The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the amount available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold. Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A., as administrative agent, Citicorp USA, Inc. and Fleet National Bank, as syndication agents, and Societe Generale and BNP Paribas, as documentation agents. After the amendment and restatement of the domestic unsecured committed revolving credit facility, the group of banks is anticipated to include, among others, Bank of America, N.A., as administrative agent, Citicorp USA, Inc. and Barclays Bank PLC, as co-syndication agents, and Societe Generale and BNP Paribas, as co-documentation agents. Pursuant to the domestic receivables facility, Mattel Sales Corp. and Fisher-Price, Inc. (which are wholly-owned subsidiaries of Mattel) can sell eligible trade receivables from Wal-Mart and Target to Mattel Factoring, a Delaware corporation and wholly-owned, consolidated subsidiary of Mattel. Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility. Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group. Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable on its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

Mattel’s subsidiaries, Mattel International Holdings B.V., a Netherlands company, Mattel France S.A.S., a French company, and Mattel GmbH, a German company, have entered into a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to a bank, Societe Generale Bank Nederland N.V. The receivables sales are accounted for as a sale. As with the domestic receivables facility, each sale of accounts receivable is recorded on Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European trade receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Bank Nederland N.V. and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH effective June 29, 2003, the commitment termination date for the European receivables facility was extended to June 25, 2004.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, and have been excluded from Mattel’s consolidated balance sheets are summarized as follows (in millions):

	As of Year End
	2003	2002
Receivables sold pursuant to the:
Domestic receivables facility	$279.5	$276.1
European receivables facility	94.5	85.2
Other factoring arrangements	82.0	76.0

	$456.0	$437.3

Long-Term Debt

Mattel’s long-term debt consists of the following (in thousands):

	As of Year End
	2003	2002
6% senior notes due 2003	$—	$150,000
6 1/8% senior notes due 2005	150,000	150,000
Medium-term notes	450,000	480,000
10.15% mortgage note due 2005	40,069	40,919
Other	1,335	1,446

	641,404	822,365
Less: current portion	(52,274)	(182,295)

Total long-term debt	$589,130	$640,070

Medium-term notes have maturity dates from 2004 through 2013 and bear interest at fixed rates from 6.50% to 8.55%. During 2003 and 2002, Mattel repaid $30.0 million in each year of medium-term notes upon maturity.

During 2003, Mattel repaid its $150.0 million, 6% senior notes upon maturity. During 2002, Mattel repaid its Euro 200 million aggregate principal amount of notes upon maturity and its $200.0 million unsecured term loan.

Scheduled Maturities

The aggregate amount of long-term debt maturing in the next five years is as follows (in thousands):

	Senior Notes	MT Notes	Mortgage Note	Other	Total
2004	$—	$50,000	$939	$1,335	$52,274
2005	150,000	—	39,130	—	189,130
2006	—	50,000	—	—	50,000
2007	—	50,000	—	—	50,000
2008	—	50,000	—	—	50,000
Thereafter	—	250,000	—	—	250,000

Total	$150,000	$450,000	$40,069	$1,335	$641,404

Note 6—Stockholders’ Equity

Preference Stock

Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.

Preferred Stock

Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

Special Voting Preferred Stock and Related Exchangeable Shares

Mattel is authorized to issue one share of $1.00 par value Special Voting Preferred Stock, which was issued in exchange for one share of Learning Company special voting stock in connection with the May 1999 merger. The par value and liquidation preference of the Special Voting Preferred Stock are $1.00 and $10.00 per share, respectively. The Special Voting Preferred Stock was redeemed for $10.00 on January 7, 2003, the automatic redemption date for the exchangeable shares of Softkey Software Products Inc., Mattel’s indirect wholly-owned Canadian subsidiary.

As of year end 2002, there were 260.7 thousand outstanding exchangeable shares that were not owned by Mattel, its subsidiaries or any entity controlled by Mattel. On June 27, 2002, the board of directors of Softkey Software Products Inc. accelerated the automatic redemption date of its outstanding exchangeable shares. Concurrently, Mattel exercised its right to acquire these exchangeable shares on the automatic redemption date. On January 7, 2003, Mattel acquired all exchangeable shares not previously exchanged by issuing 312.8 thousand shares of Mattel common stock. As of year end 2003, there were no exchangeable shares outstanding.

During 2003, 2002 and 2001, 260.7 thousand, 674.3 thousand and 622.5 thousand exchangeable shares, respectively, were exchanged by the holders into common stock at the rate of 1.2 common shares of Mattel per exchangeable share.

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

The fair value of both of these warrants is amortized as a component of royalty expense when the related properties are introduced over the period the related revenues are recognized. During 2003, 2002 and 2001, $0.3 million, $3.3 million and $8.0 million, respectively, was recognized in the results of operations related to these warrants.

Common Stock Repurchase Plan

In July 2003, the board of directors approved a share repurchase program of up to $250.0 million. The board of directors approved an increase to the share repurchase program of an additional $250.0 million in November 2003, bringing the total authorized repurchases to $500.0 million. Repurchases will take place from time to time, depending on market conditions. As of year end 2003, Mattel has repurchased 12.7 million shares of its common stock at a cost of $244.4 million pursuant to this program.

Dividends

During 2003, a $0.40 per share dividend was declared by the board of directors in November and paid in December. In 2002 and 2001, a $0.05 per share dividend was declared by the board of directors in November and paid in December. The payment of dividends on common stock is at the discretion of Mattel’s board of directors and is subject to customary limitations.

Comprehensive Income (Loss)

The changes in the components of other comprehensive income, net of tax, are as follows (in thousands):

	For the Year Ended
	2003	2002	2001
Income from continuing operations	$537,632	$455,042	$310,920
Gain from discontinued operations	—	27,253	—
Cumulative effect of change in accounting principles	—	(252,194)	(12,001)

Net income	537,632	230,101	298,919
Currency translation adjustments	57,847	13,017	(14,596)
Minimum pension liability adjustments	(7,721)	(48,021)	(2,518)
Net unrealized gain (loss) on derivative instruments:
Unrealized holding gains (losses)	(51,198)	(42,714)	13,997
Less: reclassification adjustment for realized (gains) losses included in net income	50,220	16,560	(10,459)

	(978)	(26,154)	3,538

Net unrealized gain on securities:
Unrealized holding gains (losses)	14,300	28,309	(186)
Less: reclassification adjustment for realized (gains) losses included in net income	(9,808)	—	12,001

	4,492	28,309	11,815

Comprehensive income	$591,272	$197,252	$297,158

The components of accumulated other comprehensive loss are as follows (in thousands):

	As of Year End
	2003	2002
Currency translation adjustments	$(236,172)	$(294,019)
Minimum pension liability adjustments	(60,042)	(52,321)
Net unrealized gain on securities	32,801	28,309
Net unrealized (loss) on derivative instruments	(23,594)	(22,616)

	$(287,007)	$(340,647)

Note 7—Stock Compensation Plans

Mattel Stock Option Plans

Under various plans, Mattel has the ability to grant incentive stock options, nonqualified stock options, stock appreciation rights, nonvested stock awards, and shares of common stock to officers, key employees, and other persons providing services to Mattel. In addition, nonqualified stock options are granted to members of Mattel’s board of directors who are not employees of Mattel. Generally, options are exercisable contingent upon the grantees’ continued employment with Mattel. Nonqualified stock options are granted at not less than 100% of the fair market value of Mattel’s common stock on the date of grant. Options granted to employees at market price usually expire within ten years from the date of grant and vest on a schedule determined by the Compensation Committee of the board of directors, generally semi-annually over three years. Options granted to employees at above market price expire five or ten years from the date of grant and vest based on whether the exercise price is achieved by a specified date. Options granted to non-employee members of the board of directors usually expire within ten years from the date of grant and vest annually over four years. Mattel’s current stock option plans, the 1996 and 1999 plans, expire on December 31, 2005 and 2009, respectively. All outstanding awards under plans that previously expired continue to be exercisable under the terms of their respective grant agreements. The aggregate number of shares of common stock available for grant under the 1996 and 1999 plans cannot exceed 50.0 million and 12.8 million shares, respectively.

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock option plans during the year (options in thousands):

	2003		2002		2001
	Number	Price	Number	Price	Number	Price
Outstanding at January 1	40,396	$18.65	52,473	$24.82	54,313	$25.70
Options granted	7,394	19.49	7,131	20.02	5,651	15.05
Options exercised	(3,663)	13.50	(4,019)	13.57	(2,650)	12.33
Options canceled	(1,394)	23.77	(15,189)	42.16	(4,841)	30.23

Outstanding at December 31	42,733	$19.07	40,396	$18.65	52,473	$24.82

Exercisable at December 31	30,646	$18.96	28,426	$19.21	38,958	$27.38

Available for grant at December 31	15,717		15,292		21,775

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for Mattel stock options outstanding as of year end 2003 (options in thousands):

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number	Remaining Life	Price	Number	Price
$10.31 – $11.00	4,531	5.9	$10.39	4,531	$10.39
11.01 – 11.26	3,012	6.4	11.25	3,012	11.25
11.27 – 11.98	2,441	6.2	11.87	2,441	11.87
11.99 – 14.00	2,450	5.4	13.58	2,450	13.58
14.01 – 19.30	4,877	6.3	15.36	3,863	15.28
19.31 – 19.98	7,150	9.5	19.43	21	19.43
19.99 – 22.00	6,398	8.2	20.05	2,581	20.05
22.01 – 24.98	4,764	3.3	23.38	4,637	23.41
24.99 – 30.00	4,965	2.3	25.86	4,965	25.86
30.01 – 42.00	2,145	3.5	41.77	2,145	41.77

$10.31 – $42.00	42,733	6.1	19.07	30,646	18.96

Learning Company Stock Option Plans

Prior to the May 1999 merger, Learning Company and its subsidiaries had various incentive and nonqualified stock option plans that provided benefits for eligible employees and non-employee directors. Effective with the 1999 merger, each option outstanding under these plans was converted into an option to purchase 1.2 shares of Mattel common stock. The exercise price of such options was adjusted by dividing the Learning Company option price by 1.2. Other than options granted under some plans assumed by Learning Company in connection with acquisitions, all Learning Company stock options vested and became fully exercisable as a result of the 1999 merger. No options were available for grant under any Learning Company stock option plan during 2003, 2002 or 2001.

The following is a summary of stock option information and weighted average exercise prices for Learning Company’s stock option plans during the year (options in thousands):

	2003		2002		2001
	Number	Price	Number	Price	Number	Price
Outstanding at January 1	88	$4.68	125	$7.56	2,674	$17.07
Options exercised	(7)	5.29	(34)	14.41	(1,565)	13.33
Options canceled	—	—	(3)	14.74	(984)	24.23

Outstanding and exercisable at December 31	81	$4.63	88	$4.68	125	$7.56

The exercise price for Learning Company stock options outstanding as of year end 2003 ranges from $4.54 per share to $16.15 per share, with a weighted average of $4.63 per share.

Nonvested Stock

Mattel awarded 685.5 thousand deferrable nonvested stock units to its chief executive officer pursuant to the terms of his employment contract. These units vested at a rate of 25% annually in 2000, 2001, and 2002, with the remaining units vesting in 2008. The aggregate fair market value of the nonvested stock units is being amortized to compensation expense over the vesting period. The amount charged to operating expense related to the vesting of these units was $0.2 million, $0.3 million and $1.6 million in 2003, 2002 and 2001, respectively.

Note 8—Financial Instruments

Marketable Securities

Marketable securities totaling $78.6 million and $71.0 million as of year end 2003 and 2002, respectively, are stated at fair market value based on quoted market prices. These equity securities are classified as securities available-for-sale and are included in other assets in the consolidated balance sheets. Unrealized gains of $52.1 million pre-tax ($32.8 million net of tax) and $45.0 million pre-tax ($28.3 million net of tax) as of year end 2003 and 2002, respectively, have been deferred in accumulated other comprehensive loss related to these securities.

Upon the adoption of SFAS No. 133 on January 1, 2001, Mattel recorded a transition adjustment of $12.0 million, net of tax, (or $0.03 per share) as the cumulative effect of change in accounting principles related to unrealized holding losses that had been previously deferred in accumulated other comprehensive loss on marketable securities received by Mattel as part of the sale of CyberPatrol.

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

Foreign Exchange Risk Management

Foreign currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially or fully hedging such exposure using foreign currency forward exchange and option contracts. Such contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. The majority of all intercompany receivables and payables denominated in foreign currencies are hedged. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Transaction gains and losses included in the consolidated statements of operations are as follows (in thousands):

	For the Year
	2003	2002	2001
Transaction (gain)/loss included in:
Operating income	$(17,864)	$(24,697)	$(30,939)
Other non-operating expense (income), net	9,962	(10,539)	8,836

Net transaction (gain)	$(7,902)	$(35,236)	$(22,103)

Mattel’s financial position is also impacted by foreign currency exchange rate fluctuations on its net investment in foreign subsidiaries. Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal year-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures are on its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso and Indonesian rupiah. For 2003, currency translation adjustments resulted in a net gain of $57.8 million, with gains from the strengthening of the Euro, British pound sterling, and Hong Kong dollar against the US dollar being partially offset by losses from the weakening of the Mexican peso against the US dollar. For 2002, currency translation adjustments resulted in a net gain of $13.0 million, with gains from the strengthening of the Euro, British pound sterling and Indonesian rupiah against the US dollar being partially offset by losses from the weakening of the Mexican peso against the US dollar. For 2001, currency translation adjustments resulted in a net loss of $14.6 million, primarily due to losses from the weakening of the British pound sterling and Euro-legacy currencies against the US dollar, partially offset by gains from the strengthening of the Mexican peso against the US dollar.

Mattel entered into a cross currency interest rate swap to convert the interest and principal amounts from Euros to US dollars on its 200 million Euro notes due 2002. The debt and related interest payable were marked-to-market as of each balance sheet date with the change in fair value of the derivative recorded in accumulated other comprehensive loss within stockholders’ equity until the loan and related interest were repaid at maturity in 2002.

Mattel uses fair value derivatives to hedge most intercompany loans and management fees denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts. Changes in fair value of these derivatives were not significant to the results of operations during any year.

As a result of adopting SFAS No. 133, Mattel recorded a transition adjustment of $2.1 million in accumulated other comprehensive loss related to unrealized gains on derivative instruments during 2001. During 2003, 2002 and 2001, the ineffectiveness related to cash flow hedges was not significant. The net loss reclassified from accumulated other comprehensive loss to Mattel’s results of operations was $50.2 million and $16.6 million during 2003 and 2002, respectively, while the net gain reclassified during 2001 was $10.5 million. As of year end 2003, $23.6 million of net unrealized losses related to derivative instruments have been recorded in accumulated other comprehensive loss. Mattel expects to reclassify these unrealized losses from accumulated other comprehensive loss to its results of operations over the life of the contracts, generally 18 months or less.

As of year end, Mattel held the following foreign exchange risk management contracts (in millions):

	2003		2002
	Notional Amount	Exposure Hedged	Notional Amount	Exposure Hedged
Foreign exchange forwards	$1,069.3	$1,069.3	$1,113.0	$1,113.0

Fair Value of Financial Instruments

Mattel’s financial instruments include cash, cash equivalents, marketable securities, investments, accounts receivable and payable, short-term borrowings, long-term debt, and foreign currency contracts as of year end 2003 and 2002.

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

	2003		2002
	Book Value	Fair Value	Book Value	Fair Value
Long-term debt	$641.4	$701.8	$822.4	$878.8
Risk management contracts:
Foreign exchange forwards	1,069.3	1,121.1	1,113.0	1,147.8

	$1,710.7	$1,822.9	$1,935.4	$2,026.6

Credit Concentrations

Credit is granted to customers on an unsecured basis. Sales to Mattel’s three largest customers accounted for 47% of consolidated net sales for 2003 and 50% of consolidated net sales in both 2002 and 2001. Sales to Mattel’s three largest customers are as follows (in billions):

	For the Year Ended
	2003	2002	2001
Wal-Mart	$1.0	$1.1	$1.0
Toys “R” Us	0.8	0.9	0.9
Target	0.4	0.5	0.4

The Mattel Brands US and Fisher-Price Brands US segments sell products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys “R” Us. The American Girl Brands segment sells its children’s publications to Wal-Mart and Target.

Note 9—Commitments and Contingencies

Leases

Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. The following table shows the future minimum obligations under lease commitments in effect at year end 2003 (in thousands):

	Capitalized Leases		Operating Leases
2004	$300		$54,000
2005	300		41,000
2006	300		31,000
2007	300		30,000
2008	300		29,000
Thereafter	8,000		127,000

	$9,500	(a)	$312,000

(a)	Includes $7.3 million of imputed interest.

Rental expense under operating leases amounted to $66.6 million, $65.1 million and $60.9 million for 2003, 2002 and 2001, respectively, net of sublease income of $0.9 million, $0.8 million and $0.9 million in 2003, 2002 and 2001, respectively.

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

Licensing and related agreements provide for terms extending from 2004 through 2011 and contain provisions for future minimum payments as shown in the following table (in thousands):

Minimum Payments
2004	$85,000
2005	78,000
2006	30,000
2007	29,000
2008	18,000
Thereafter	55,000

$295,000

Royalty expense for 2003, 2002 and 2001 was $169.2 million, $209.8 million and $220.3 million, respectively.

As of year end 2003, Mattel had outstanding commitments for 2004 and 2005 purchases of inventory totaling approximately $93 million.

Insurance

Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, and general, product and automobile liability risks. Far West insures the first $0.5 million of Mattel’s workers’ compensation, and general and automobile liability risks and the first $2.0 million of product liability risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at year end 2003 and 2002 was $25.0 million and $24.1 million, respectively, and is included in the consolidated balance sheets. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred using a study prepared by an independent actuary.

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

In November 2002, the parties to the federal cases negotiated and thereafter memorialized in a final settlement agreement a settlement of all the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. The court granted final approval to the settlement in September 2003, and judgments were entered accordingly. On October 9, 2003, a group of persons purporting to be members of the §14(a) class filed a notice of appeal, challenging the manner in which the $122.0 million was allocated between the §10(b) class and the §14(a) class. Briefing on the appeal is scheduled to be completed in the first half of 2004. An oral argument date has not been set.

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

Litigation Related to Cunningham

This suit was filed in September 1999 in the Circuit Court of Madison County, Illinois. The two named plaintiffs, who purchased “limited edition” Barbie® dolls, contend that Mattel’s use of the term “limited edition” on Barbie® dolls was deceptive and fraudulent to consumers (and that it constituted a breach of contract and breach of express warranty) on the grounds that the dolls were not “true” limited editions and thus are not as valuable as they would be otherwise. Originally, the plaintiffs claimed that use of the terms “special edition,” “collector’s edition” and “exclusive” on Barbie® dolls was also deceptive and fraudulent to consumers and constituted a breach of contract and breach of express warranty, but these claims were dismissed during motion practice.

In August 2003, a nationwide class of “all persons who have purchased limited edition Barbie® dolls or Barbie® dolls which were described, promoted or packaged as available only in small, limited amounts” was certified based on California Business and Professions Code sections 17200 and 17500 et seq. Plaintiffs’ claims under the Illinois Consumer Fraud Act, as well as their breach of contract and breach of express warranty claims, have not been certified for class action status, and thus, currently apply only to the two named representative plaintiffs.

The plaintiffs claim that the class has suffered compensatory damages of at least between $100 million and $200 million, and seek punitive damages, attorneys’ fees and injunctive relief. Mattel believes the actions are without merit and intends to defend them vigorously.

Environmental

Fisher-Price

Fisher-Price has executed a consent order with the State of New York to implement a groundwater remediation system at one of its former manufacturing plants. The execution of the consent order was in response to the New York State Department of Environmental Conservation Record of Decision issued in March 2000. The Department approved a conceptual work plan in March 2001, with work scheduled to begin in 2001. However, in response to concerns expressed by a number of nearby residents, the Department has requested that Mattel postpone implementation of the groundwater remediation plan until after the installation of a public water line to those residents is completed. The ultimate liability associated with this cleanup presently is estimated to be approximately $1.8 million, approximately $1.6 million of which has been incurred through year end 2003.

Beaverton, Oregon

Mattel previously operated a manufacturing facility on a leased property in Beaverton, OR that was acquired as part of the March 1997 merger with Tyco Toys, Inc. In March 1998, samples of groundwater used by the facility for process water and drinking water disclosed elevated levels of certain chemicals, including trichloroethylene. Mattel immediately closed the water supply and self-reported the sample results to the Oregon Department of Environmental Quality and the Oregon Health Division. Mattel also implemented a community outreach program to employees, former employees and surrounding landowners.

Prior to 2003, Mattel recorded pre-tax charges totaling $19.0 million related to this property. During 2003, Mattel recognized pre-tax income of $7.9 million representing an adjustment resulting from updated estimates related to amounts accrued in 1999 associated with the closure of the Beaverton facility. Costs totaling approximately $5 million have been incurred through year end 2003 for the Beaverton property, largely related to environmental remediation, attorney fees, consulting work and an employee medical screening program. In January 2003, Mattel entered into a settlement with the Oregon Department of Environmental Quality resolving its cleanup liability in return for a contribution of $0.4 million to the cleanup, which is being performed by the company that caused the contamination. The remaining liability of approximately $6 million as of year end 2003 represents estimated amounts to be incurred for employee medical screening, project management, legal and other costs related to the Beaverton property.

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

Note 10—Restructuring and Other Charges

Financial Realignment Plan

In 2003, Mattel completed its financial realignment plan, originally announced during the third quarter of 2000, designed to improve gross profit; selling and administrative expenses; operating income; and cash flows. Since its inception, Mattel recorded a total pre-tax charge of $250.0 million, or approximately $171 million after-tax, of which approximately $123 million represented cash expenditures and $48 million represented non-cash writedowns. A summary of the financial realignment plan charges recorded by year is as follows (in millions):

	For the Year Ended
	2000	2001	2002	2003	Total
Pre-tax charges	$125.2	$50.2	$48.3	$26.3	$250.0

Approximate after-tax charges	$84	$35	$32	$20	$171

Expenditures were made for the following initiatives under the plan:

•	Reduce excess manufacturing capacity;

•	Terminate a variety of licensing and other contractual arrangements that do not deliver an adequate level of profitability;

•	Eliminate product lines that do not meet required levels of profitability;

•	Improve supply chain performance and economics;

•	Implement an information technology strategy aimed at achieving operating efficiencies;

•	Eliminate positions at US-based headquarters locations in El Segundo, Fisher-Price and American Girl through a combination of layoffs, elimination of open requisitions, attrition and retirements; and

•	Close and consolidate certain international offices.

In 2003, as part of its financial realignment plan, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands US. Additionally, American Girl Brands, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes. Costs associated with this reorganization include elimination of approximately 5% of executive level positions, including the position of president of the Girls division.

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

In 2001, as part of its financial realignment plan, Mattel announced the closure of its manufacturing and distribution facilities in Murray, Kentucky, as part of the North American Strategy. Production from this facility has been consolidated into other Mattel-owned and -operated facilities in North America. Manufacturing ceased at the Murray location at the end of May 2002. In 2003, Mattel substantially completed the consolidation of two of its manufacturing facilities in Mexico to further streamline manufacturing within North America.

In connection with the financial realignment plan, Mattel recorded $75.9 million of pre-tax restructuring charges, of which $1.1 million was not yet paid as of year end 2003. These charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and American Girl, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities. From the inception of the plan through year end 2003, a total of $59.5 million has been incurred related to the termination of nearly 2,570 employees, of which approximately 220 were terminated during 2003. Of the 2,570 employee terminations, approximately 1,300 related to the North American Strategy.

The components of the restructuring charges since inception of the plan are as follows (in millions):

	Severance and Other Compensation	Asset Writedowns	Lease Termination Costs	Other	Total Restructuring Charge
2000 charges	$18.5	$2.2	$1.0	$1.2	$22.9
Amounts incurred	(2.8)	(2.2)	—	(0.4)	(5.4)

Balance at year end 2000	15.7	—	1.0	0.8	17.5
2001 charges	9.3	0.7	1.5	4.2	15.7
Amounts incurred	(16.2)	(0.7)	(0.6)	(4.0)	(21.5)

Balance at year end 2001	8.8	—	1.9	1.0	11.7
2002 charges	19.4	—	1.2	4.0	24.6
Amounts incurred	(24.3)	—	(1.8)	(4.4)	(30.5)

Balance at year end 2002	3.9	—	1.3	0.6	5.8
2003 charges	12.9	—	(0.3)	0.1	12.7
Amounts incurred	(16.2)	—	(0.6)	(0.6)	(17.4)

Balance at year end 2003	$0.6	$—	$0.4	$0.1	$1.1

In 2003, Mattel recorded a net restructuring charge totaling $4.8 million in the consolidated statement of operations representing $12.7 million of restructuring charges related to the financial realignment plan that were partially offset by income of $7.9 million, representing an adjustment resulting from updated estimates related to amounts accrued in 1999 associated with the closure of the Beaverton facility.

Note 11—Segment Information

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment historically was further divided into US Girls, US Boys-Entertainment, and US Infant & Preschool. In February 2003, Mattel announced the consolidation of its US Girls and US Boys-Entertainment segment into one segment, renamed Mattel Brands US. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes. The results of Pleasant Company are now reported as American Girl Brands and US Infant & Preschool are now reported as Fisher-Price Brands US for segment reporting purposes. To facilitate the comparison of current year segment results to that of the prior year, segment disclosures for 2002 and 2001 have been restated to reflect these changes. The Mattel Brands US segment includes products such as Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and ello™ (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, Batman™, Justice League™, and games and puzzles (collectively “Entertainment”) products. The Fisher-Price Brands US segment includes Fisher-Price®, Power Wheels®, Sesame Street®, Little People®, Disney preschool and plush, Winnie the Pooh, Rescue Heroes™, Barney™, See ’N Say®, Dora the Explorer™, PowerTouch™ and other preschool products. The American Girl Brands segment includes products sold directly to consumers, including The American Girls Collection®, American Girl Today® and Bitty Baby®. The International segment sells products in all toy categories, except American Girl Brands.

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

	For the Year
	2003	2002	2001
	(In thousands)
Revenues
Domestic:
Mattel Brands US	$1,594,144	$1,790,006	$1,817,272
Fisher-Price Brands US	1,265,224	1,282,221	1,234,169
American Girl Brands	344,446	350,178	340,843

Total Domestic	3,203,814	3,422,405	3,392,284
International	2,175,709	1,890,939	1,680,291

Gross sales	5,379,523	5,313,344	5,072,575
Sales adjustments	(419,423)	(428,004)	(384,651)

Net sales from continuing operations	$4,960,100	$4,885,340	$4,687,924

Segment Income
Domestic:
Mattel Brands US	$388,666	$445,982	$403,933
Fisher-Price Brands US	180,133	187,009	157,030
American Girl Brands	61,968	58,106	49,907

Total Domestic	630,767	691,097	610,870
International	364,963	304,989	198,242

	995,730	996,086	809,112
Goodwill amortization	—	—	46,121
Corporate and other expense (a)	210,020	262,545	183,671

Operating income	785,710	733,541	579,320
Interest expense	80,577	113,897	155,132
Interest (income)	(18,966)	(17,724)	(15,481)
Other non-operating (income) expense, net	(16,755)	15,871	9,659

Income from continuing operations before income taxes	$740,854	$621,497	$430,010

(a)	Corporate and other expense is higher in 2002 compared to 2003 and 2001, largely due to higher incentive compensation expense and a $25.4 million charge in 2002 resulting from the settlement of shareholder litigation related to the 1999 acquisition of Learning Company.

	For the Year
	2003	2002	2001
	(In thousands)
Depreciation/Amortization
Domestic:
Mattel Brands US	$55,437	$65,001	$74,528
Fisher-Price Brands US	38,628	41,600	44,618
American Girl Brands	16,979	18,338	15,743

Total Domestic	111,044	124,939	134,889
International	51,107	49,909	56,366

	162,151	174,848	191,255
Goodwill amortization	—	—	46,121
Corporate and other	21,668	17,080	25,132

Depreciation and amortization from continuing operations	$183,819	$191,928	$262,508

	As of Year End
	2003	2002	2001
	(In thousands)
Assets
Domestic:
Mattel Brands US	$243,934	$194,346	$279,324
Fisher-Price Brands US	149,158	181,077	256,466
American Girl Brands	64,877	64,846	67,391

Total Domestic	457,969	440,269	603,181
International	434,286	331,948	483,126

	892,255	772,217	1,086,307
Corporate and other	40,291	57,198	67,026

Accounts receivable and inventories from continuing operations	$932,546	$829,415	$1,153,333

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Year
	2003	2002	2001
	(In thousands)
Worldwide Revenues
Mattel Brands	$3,255,605	$3,236,286	$3,093,409
Fisher-Price Brands	1,771,209	1,699,931	1,617,917
American Girl Brands	344,446	350,178	340,843
Other	8,263	26,949	20,406

Gross sales	5,379,523	5,313,344	5,072,575
Sales adjustments	(419,423)	(428,004)	(384,651)

Net sales from continuing operations	$4,960,100	$4,885,340	$4,687,924

The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include net property, plant and equipment, and goodwill.

	For the Year
	2003	2002	2001
	(In thousands)
Revenues
United States	$3,203,814	$3,422,405	$3,392,284
International:
Europe	1,356,131	1,126,177	933,450
Latin America	462,167	466,349	471,301
Canada	185,831	161,469	155,791
Asia Pacific	171,580	136,944	119,749

Total International	2,175,709	1,890,939	1,680,291

Gross sales	5,379,523	5,313,344	5,072,575
Sales adjustments	(419,423)	(428,004)	(384,651)

Net sales from continuing operations	$4,960,100	$4,885,340	$4,687,924

	As of Year End
	2003	2002	2001
	(In thousands)
Long-Lived Assets
United States (a)	$940,095	$934,854	$1,406,467
International	666,569	622,688	576,809

Consolidated total	$1,606,664	$1,557,542	$1,983,276

(a)	Decrease in 2002 compared to 2001 is due to a pre-tax transition adjustment of $400.0 million resulting from the transitional impairment test of American Girl Brands goodwill as a result of implementing SFAS No. 142.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Commencing October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, operating income, net income, income per common share, or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. The following table provides the quantification of close out sales by segment, worldwide and geographic area:

	For the Year
	2003 (a)	2002	2001
	(In thousands)
Segment
Domestic:
Mattel Brands US	$17,814	$43,299	$85,308
Fisher-Price Brands US	10,313	37,753	44,341
American Girl Brands	—	—	—

Total Domestic	28,127	81,052	129,649
International	9,997	31,621	33,739

	$38,124	$112,673	$163,388

Worldwide
Mattel Brands	$25,492	$64,113	$107,829
Fisher-Price Brands	12,556	46,030	53,351
American Girl Brands	—	—	—
Other	76	2,530	2,208

	$38,124	$112,673	$163,388

Geographic Area
United States	$28,127	$81,052	$129,649
International:
Europe	6,202	15,072	15,240
Latin America	1,382	8,814	6,508
Canada	621	2,540	4,975
Asia Pacific	1,792	5,195	7,016

Total International	9,997	31,621	33,739

	$38,124	$112,673	$163,388

(a)	Close out sales for the three months ended December 31, 2003, totaling $19.2 million, are included in reported sales. Close out sales for the first nine months of 2003, totaling $38.1 million, are classified as a reduction of cost of sales.

Note 12—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2003
Net sales (a)	$745,283	$768,994	$1,704,674	$1,741,149
Gross profit	368,006	356,324	840,069	865,084
Advertising and promotion expenses	83,806	80,748	196,638	274,913
Other selling and administrative expenses	222,870	230,530	263,275	286,224
Restructuring and other charges	8,700	3,300	(7,631)	400
Operating income	52,630	41,746	387,787	303,547
Income before income taxes	44,651	28,822	373,432	293,949
Net income	32,843	20,892	270,031	213,866
Income per common share—Basic:
Net income	$0.07	$0.05	$0.61	$0.50
Weighted average number of common shares	438,265	439,700	439,315	430,827
Income per common share—Diluted:
Net income	$0.07	$0.05	$0.61	$0.49
Weighted average number of common and common equivalent shares	443,934	445,491	444,004	435,285
Dividends declared per common share	$—	$—	$—	$0.40
Common stock market price:
High	$23.05	$22.99	$20.62	$20.58
Low	19.05	18.92	18.80	18.85

(a)	As discussed in Note 1 to the consolidated financial statements, effective October 1, 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Commencing October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of operations. Accordingly, close out sales for the fourth quarter of 2003, totaling $19.2 million, are included in reported net sales and all prior close out sales were classified as a reduction of cost of sales. The following table provides the quantification of close out sales by quarter for 2003 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003	$13,334	$12,043	$12,747	$19,204

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2002
Net sales (a)	$741,984	$804,444	$1,669,424	$1,669,488
Gross profit	331,894	354,358	840,400	834,335
Advertising and promotion expenses	82,671	82,858	186,980	199,993
Other selling and administrative expenses	213,719	221,168	286,359	329,098
Restructuring and other charges	14,800	6,900	—	2,900
Operating income	20,704	43,432	367,061	302,344
Income (loss) from continuing operations before income taxes	(6,468)	25,649	347,168	255,148
Income (loss) from continuing operations	(3,951)	19,578	253,321	186,094
Gain from discontinued operations, net of tax (b)	—	—	27,253	—
Cumulative effect of change in accounting principles, net of tax	(252,194)	—	—	—
Net income (loss)	(256,145)	19,578	280,574	186,094
Income (loss) per common share—Basic:
Income (loss) from continuing operations	$(0.01)	$0.04	$0.58	$0.43
Gain from discontinued operations (b)	—	—	0.06	—
Cumulative effect of change in accounting principles	(0.58)	—	—	—
Net income (loss)	$(0.59)	$0.04	$0.64	$0.43
Weighted average number of common shares	432,640	436,134	436,959	437,354
Income (loss) per common share—Diluted:
Income (loss) from continuing operations	$(0.01)	$0.04	$0.57	$0.42
Gain from discontinued operations (b)	—	—	0.06	—
Cumulative effect of change in accounting principles	(0.58)	—	—	—
Net income (loss)	$(0.59)	$0.04	$0.63	$0.42
Weighted average number of common and common equivalent shares	432,640	442,163	442,151	442,235
Dividends declared per common share	$—	$—	$—	$0.05
Common stock market price:
High	$21.05	$22.20	$20.95	$20.70
Low	16.80	19.71	17.36	15.75

(a)	As discussed in Note 1 to the consolidated financial statements, effective October 1, 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Commencing October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of operations. Accordingly, close out sales for the fourth quarter of 2003, totaling $19.2 million, are included in reported net sales and all prior close out sales were classified as a reduction of cost of sales. The following table provides the quantification of close out sales by quarter for 2002 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002	$25,034	$28,659	$30,053	$28,927

(b)	As more fully described in Note 14 to the consolidated financial statements, the Consumer Software segment, which was comprised primarily of Learning Company, was reported as a discontinued operation effective March 31, 2000, and the consolidated statements of operations were reclassified to segregate the operating results of the Consumer Software segment.

Note 13—Supplemental Financial Information

	As of Year End
	2003	2002
	(In thousands)
Inventories include the following:
Raw materials and work in process	$40,362	$34,324
Finished goods	348,296	304,275

	$388,658	$338,599

Prepaid expenses and other current assets include the following:
Prepaid income taxes	$110,656	$120,353
Receivables collections deposits with banks	98,210	80,690
Other	100,763	91,468

	$309,629	$292,511

Other assets include the following:
Deferred income taxes	$509,430	$513,153
Other	258,522	254,785

	$767,952	$767,938

Accrued liabilities include the following:
Receivable collections due to bank	$219,090	$183,486
Royalties	94,528	118,791
Advertising and promotion	89,247	102,398
Incentive compensation	37,797	121,111
Other	412,316	416,126

	$852,978	$941,912

Other long-term liabilities include the following:
Benefit plan liabilities	$184,296	$148,338
Other	53,557	43,786

	$237,853	$192,124

	For the Year
	2003	2002	2001
	(In thousands)
Other selling and administrative expenses include the following:
Research and development	$167,362	$159,496	$175,629
Bad debt expense	10,688	53,365	57,746
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$115,468	$108,250	$61,438
Interest	82,868	120,394	157,926
Noncash investing and financing activities:
Marketable securities tendered for debt repayment	$—	$—	$10,144
Liability for acquisitions	2,021	—	8,419

Note 14—Discontinued Operations

In May 1999, Mattel merged with Learning Company, with Mattel being the surviving corporation. This transaction was accounted for as a pooling of interests. On March 31, 2000, Mattel’s board of directors resolved to dispose of its Consumer Software segment, which was comprised primarily of Learning Company. As a result of this decision, the Consumer Software segment was reported as a discontinued operation effective March 31, 2000, and the consolidated statements of operations were reclassified to segregate the operating results of the Consumer Software segment.

On October 18, 2000, Mattel disposed of Learning Company to an affiliate of Gores Technology Group in return for a contractual right to receive future consideration based on income generated from its business operations and/or the net proceeds derived by the new company upon the sale of its assets or other liquidation events, or 20% of its enterprise value at the end of five years.

In 2001, Mattel received proceeds totaling $10.0 million from Gores Technology Group as a result of liquidation events related to Gores Technology Group’s sale of the entertainment and education divisions of the former Learning Company. Mattel also incurred additional costs of approximately $10 million in 2001 related to the wind down of the Consumer Software segment. Accordingly, no income was recorded in the consolidated statement of operations for discontinued operations.

In 2002, Gores Technology Group completed the sale and liquidation of non-cash proceeds related to the sales of the education and productivity divisions of the former Learning Company. Mattel recognized a gain from discontinued operations of $27.3 million, net of taxes, in the consolidated statement of operations in 2002.

Summary financial information for the discontinued operations for 2002 is as follows (in millions):

Gain on disposal	$43.3
Actual and estimated losses during phase-out period	—

43.3
Provision for income taxes	16.0

Net gain on disposal	27.3

Gain from discontinued operations	$27.3

Item 9.    Changes in and Disagreements with Auditors on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

As of December 31, 2003, Mattel’s disclosure controls and procedures were evaluated. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2003, in timely alerting them to material information relating to Mattel required to be included in Mattel’s periodic reports.

Beginning in the fourth quarter of 2002, Mattel began and continues to implement a planned conversion to new and upgraded financial and human resources information technology systems. Mattel has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, Mattel’s internal control over financial reporting. Mattel has not made any significant changes to its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to December 31, 2003.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information required under this Item is incorporated herein by reference to Mattel’s 2004 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2003. Information with respect to the executive officers of Mattel appears under the heading “Executive Officers of the Registrant” in Part I herein. Mattel has adopted the Mattel Code of Conduct (the “Code of Conduct”) applicable to all directors, officers and employees which includes its general comprehensive code of ethical business conduct as well as provisions related to accounting and financial matters applicable to the Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance organization employees (the “finance code of ethics”). The Code of Conduct is publicly available on Mattel’s corporate website at www.mattel.com. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, CA 90245-5012. If Mattel makes any substantive amendments to the Code of Conduct or the finance code of ethics, or grants any waiver, including any implicit waiver from a provision of the Code of Conduct for any executive officer or director, or the finance code of ethics for the Chief Executive Officer, Chief Financial Officer or Corporate Controller, Mattel will disclose the nature of such amendment or waiver on its corporate website or in a Current Report on Form 8-K. Mattel has posted the board of directors’ corporate governance guidelines and the charters of its Audit, Compensation and Nominations Committees of the board of directors on its corporate website at www.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.

Item 11.    Executive Compensation.

The information required under this Item is incorporated herein by reference to Mattel’s 2004 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2003.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The information required under this Item is incorporated herein by reference to Mattel’s 2004 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2003.

Item 13.    Certain Relationships and Related Transactions.

The information required under this Item is incorporated herein by reference to Mattel’s 2004 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2003.

Item 14.     Principal Accounting Fees and Services.

The information required under this Item is incorporated herein by reference to Mattel’s 2004 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2003.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

1.    Financial Statements

2.    Financial Statement Schedule for the years ended December 31, 2003, 2002 and 2001(1)

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

4.1

Indenture dated as of February 15, 1996 between Mattel and Chase Manhattan Bank and Trust Company, National Association, formerly Chemical Trust Company of California, as Trustee (incorporated by reference to Exhibit 4.1 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

(Mattel has not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of its total assets. Copies of such agreements will be provided to the SEC upon request.)

10.0	Amended and Restated Credit Agreement dated as of March 20, 2002 among Mattel, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.0 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.1	First Amended and Restated Receivables Purchase Agreement dated as of March 20, 2002 among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.2	Distribution Agreement dated November 12, 1997 among Mattel, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.2 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.3	Master Agreement for the Transfer of Receivables dated 30th November, 2001 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V. as Depositor and Mattel France S.A. and Mattel GmbH as the Sellers (incorporated by reference to Exhibit 10.6 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.4	Amendment to Master Agreement for the Transfer of Receivables dated December 20, 2001 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A. and Mattel GmbH (incorporated by reference to Exhibit 10.7 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.5	Amendment to Master Agreement for the Transfer of Receivables dated July 1, 2002 among Societe Generale Bank Nederland, Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH (incorporated by reference to Exhibit 99.3 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.6	Amendment to Master Agreement for the Transfer of Receivables dated July 29, 2003 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH (incorporated by reference to Exhibit 99.0 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

Executive Compensation Plans and Arrangements of Mattel

10.7	Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers (incorporated by reference to Exhibit 10.9 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.8	Executive Employment Agreement dated October 18, 2000 between Mattel and Robert A. Eckert (incorporated by reference to Exhibit 10.10 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.9	Loan Agreement dated May 18, 2000 between Mattel and Robert A. Eckert (incorporated by reference to Exhibit 99.3 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.10	Executive Employment Agreement dated January 31, 2000 between Mattel and Matthew C. Bousquette (incorporated by reference to Exhibit 10.9 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.11	Amendment to Employment Agreement dated July 20, 2000 between Mattel and Matthew C. Bousquette (incorporated by reference to Exhibit 10.24 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.12	Loan Agreement dated October 29, 1999 between Mattel and Matthew C. Bousquette (incorporated by reference to Exhibit 10.10 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.13	Loan Agreement dated April 7, 2000 between Mattel and Matthew C. Bousquette (incorporated by reference to Exhibit 99.1 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.14	Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Matthew C. Bousquette dated February 10, 2000 (incorporated by reference to Exhibit 10.11 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.15	Executive Employment Agreement dated January 31, 2000 between Mattel and Neil B. Friedman (incorporated by reference to Exhibit 10.12 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.16	Amendment to Employment Agreement dated November 14, 2000 between Mattel and Neil B. Friedman (incorporated by reference to Exhibit 10.29 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.17	Loan Agreement dated October 29, 1999 between Mattel and Neil B. Friedman (incorporated by reference to Exhibit 10.13 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.18	Loan Agreement dated April 7, 2000 between Mattel and Neil B. Friedman (incorporated by reference to Exhibit 99.2 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.19	Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Neil B. Friedman dated February 10, 2000 (incorporated by reference to Exhibit 10.14 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.20	Amended and Restated Executive Employment Agreement dated March 28, 2000 between Mattel and Kevin M. Farr (incorporated by reference to Exhibit 10.33 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.21	Amendment to Employment Agreement and Stock Option Grant Agreements dated July 20, 2000 between Mattel and Kevin M. Farr (incorporated by reference to Exhibit 10.34 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.22	Loan Agreement dated as of February 3, 2000 between Mattel and Kevin M. Farr (incorporated by reference to Exhibit 10.35 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.23	Loan Agreement dated as of April 7, 2000 between Mattel and Kevin M. Farr (incorporated by reference to Exhibit 10.36 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.24	Amendment to Employment Agreement dated March 6, 2002 between Mattel and Kevin M. Farr (incorporated by reference to Exhibit 10.30 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.25	*	Employment agreement dated August 22, 2000 between Mattel and Bryan G. Stockton

10.26		2002 Mattel Incentive Plan (incorporated by reference to Appendix A to Mattel’s Proxy Statement dated April 10, 2002)

10.27		Mattel, Inc. 2003 Long-Term Incentive Plan (incorporated by reference to Appendix A to Mattel’s Proxy Statement dated April 2, 2003)

10.28		Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.29		Amendment No. 1 to Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.43 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.30		Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan as of May 1, 1996 (incorporated by reference to Exhibit 10.37 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.31		Amendment No. 1 to Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.32		Mattel, Inc. Deferred Compensation and PIP Excess Plan (incorporated by reference to Exhibit 4.1 to Mattel’s Registration Statement on Form S-8 dated May 31, 2002)

10.33		The Fisher-Price Pension Plan (1994 Restatement) (incorporated by reference to Exhibit 10.41 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.34		Fifth Amendment to the Fisher-Price Pension Plan (incorporated by reference to Exhibit 10.49 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.35		Sixth Amendment to the Fisher-Price Pension Plan (incorporated by reference to Exhibit 10.43 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.36	*	Seventh Amendment to the Fisher-Price Pension Plan

10.37	*	Eighth Amendment to the Fisher-Price Pension Plan

10.38		The Fisher-Price Section 415 Excess Benefit Plan (incorporated by reference to Exhibit 10(n) to Fisher-Price’s Registration Statement on Form 10 dated June 28, 1991)

10.39		Mattel, Inc. Personal Investment Plan, October 1, 2001 Restatement (incorporated by reference to Exhibit 10.45 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.40	*	First Amendment to the Mattel, Inc. Personal Investment Plan

10.41	*	Second Amendment to the Mattel, Inc. Personal Investment Plan

10.42	*	Third Amendment to the Mattel, Inc. Personal Investment Plan

10.43	*	Fourth Amendment to the Mattel, Inc. Personal Investment Plan

10.44		Mattel, Inc. Amended and Restated 1990 Stock Option Plan (the “1990 Plan”) (incorporated by reference to Exhibit 10.49 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.45		Amendment No. 1 to the 1990 Plan (incorporated by reference to the information under the heading “Amendment to Mattel 1990 Stock Option Plan” on page F-1 of the Joint Proxy Statement/Prospectus of Mattel and Fisher-Price included in Mattel’s Registration Statement on Form S-4, Registration No. 33-50749)

10.46	Amendment No. 2 to the 1990 Plan (incorporated by reference to Exhibit 10.57 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.47	Amendment No. 3 to the 1990 Plan (incorporated by reference to Exhibit 10.34 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.48	Amendment No. 4 to the 1990 Plan (incorporated by reference to Exhibit 99.0 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.49	Form of First Amendment to Award Agreement under the 1990 Plan (incorporated by reference to Exhibit 10.60 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.50	Notice of Grant of Stock Options and Grant Agreement under the 1990 Plan (incorporated by reference to Exhibit 10.61 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.51	Grant Agreement for a Non-Qualified Stock Option under the 1990 Plan (incorporated by reference to Exhibit 10.62 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.52	Award Cancellation Agreement under the 1990 Plan (incorporated by reference to Exhibit 10.63 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.53	Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the “1996 Plan”) (incorporated by reference to Exhibit 10.58 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.54	Amendment to the 1996 Plan (incorporated by reference to Exhibit 4.2 to Mattel’s Registration Statement on Form S-8 dated March 26, 1999)

10.55	Amendment No. 2 to the 1996 Plan (incorporated by reference to Exhibit 10.42 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.56	Amendment No. 3 to the 1996 Plan (incorporated by reference to Exhibit 99.1 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.57	Amendment No. 4 to the 1996 Plan (incorporated by reference to Exhibit 10.68 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.58	Amendment No. 5 to the 1996 Plan (incorporated by reference to Exhibit 99.1 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.59	Amendment to the 1996 Plan (incorporated by reference to Exhibit 10.64 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.60	Amendment No. 6 to the 1996 Plan (incorporated by reference to Exhibit 99.0 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.61	Amendment No. 7 to the 1996 Plan (incorporated by reference to Exhibit 99.0 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.62	Form of Option Grant Agreement for Outside Directors (Initial Grant) under the 1996 Plan, as amended (incorporated by reference to Exhibit 99.1 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.63	Form of Option Grant Agreement for Outside Directors (Annual Grant) under the 1996 Plan, as amended (incorporated by reference to Exhibit 99.2 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.64	Form of Option Grant Agreement (Three Year Vesting) under the 1996 Plan, as amended (incorporated by reference to Exhibit 99.3 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.65		Mattel, Inc. 1997 Premium Price Stock Option Plan (the “1997 Plan”) (incorporated by reference to Exhibit A to Mattel’s Proxy Statement dated March 30, 1998)

10.66		First Amendment to the 1997 Plan (incorporated by reference to Exhibit 10.0 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.67		Second Amendment to the 1997 Plan (incorporated by reference to Exhibit 10.26 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.68		Amendment No. 3 to the 1997 Plan (incorporated by reference to Exhibit 10.48 of Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.69		Amendment No. 4 to the 1997 Plan (incorporated by reference to Exhibit 10.75 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.70		Amendment No. 5 to the 1997 Plan (incorporated by reference to Exhibit 99.1 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.71		Form of Option and TLSAR Agreement under the 1997 Plan (25% Premium Grant), as amended (incorporated by reference to Exhibit 10.1 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.72		Form of Option and TLSAR Agreement under the 1997 Plan (33 1/3% Premium Grant), as amended (incorporated by reference to Exhibit 10.2 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.73		Mattel 1999 Stock Option Plan (the “1999 Plan”) (incorporated by reference to Exhibit 10.51 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.74		Amendment No. 1 to the 1999 Plan (incorporated by reference to Exhibit 99.2 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.75		Amendment No. 2 to the 1999 Plan (incorporated by reference to Exhibit 10.80 to Mattel’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.76		Amendment No. 3 to the 1999 Plan (incorporated by reference to Exhibit 99.2 to Mattel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.77	*	Form of Option Grant Agreement (Three Year Vesting) under the 1999 Plan, as amended

11.0	*	Computation of Income per Common and Common Equivalent Share

12.0	*	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.0	*	Subsidiaries of the Registrant

23.0	*	Consent of PricewaterhouseCoopers LLP

24.0	*	Power of Attorney (on page 99 of Form 10-K)

31.0	*	Certification of Principal Executive Officer dated March 12, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	*	Certification of Principal Financial Officer dated March 12, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	*	Certification of Principal Executive Officer and Principal Financial Officer dated March 12, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

* Filed	herewith

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K

Mattel filed the following Current Reports on Form 8-K during the quarterly period ended December 31, 2003:

Date of Report	Items Reported	Financial Statements Filed
October 16, 2003	7,9,12	None
November 13, 2003	7,9,12	None
November 21, 2003	7,9	None

(c)  Exhibits Required by Item 601 of Regulation S-K

See Item (3) above

(d) Financial Statement Schedule

See Item (2) above

Copies of this Annual Report on Form 10-K (including Exhibit 24.0) and Exhibits 11.0, 12.0, 21.0, 23.0, 31.0, 31.1 and 32.0 are available to stockholders of Mattel without charge. Copies of other exhibits can be obtained by stockholders of Mattel upon payment of twelve cents per page for such exhibits. Written requests should be sent to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Boulevard, El Segundo, CA 90245-5012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ KEVIN M. FARR
Kevin M. Farr Chief Financial Officer

Date: As of March 12, 2004

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

Signature	Title	Date

/s/ ROBERT A. ECKERT Robert A. Eckert	Chairman of the Board and Chief Executive Officer	March 12, 2004

/s/ KEVIN M. FARR Kevin M. Farr	Chief Financial Officer (principal financial officer)	March 12, 2004

/s/ DOUGLAS E. KERNER Douglas E. Kerner	Senior Vice President and Corporate Controller (principal accounting officer)	March 12, 2004

/s/ EUGENE P. BEARD Eugene P. Beard	Director	March 12, 2004

/s/ HAROLD BROWN Harold Brown	Director	March 12, 2004

Michael J. Dolan	Director	March 12, 2004

Signature	Title	Date

/s/ TULLY M. FRIEDMAN Tully M. Friedman	Director	March 12, 2004

/s/ RONALD M. LOEB Ronald M. Loeb	Director	March 12, 2004

/s/ ANDREA L. RICH Andrea L. Rich	Director	March 12, 2004

/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Director	March 12, 2004

/s/ G. CRAIG SULLIVAN G. Craig Sullivan	Director	March 12, 2004

/s/ JOHN L. VOGELSTEIN John L. Vogelstein	Director	March 12, 2004

/s/ KATHY B. WHITE Kathy Brittain White	Director	March 12, 2004

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2003	$23,251	$10,688	(a)	$(6,488	)(b)	$27,451
Year ended December 31, 2002	55,912	53,365	(a)	(86,026	)(b)(c)	23,251
Year ended December 31, 2001	24,640	57,746	(a)	(26,474	)(b)	55,912

Allowance for Inventory Obsolescence
Year ended December 31, 2003	$49,118	$36,992		$(32,463	)(d)	$53,647
Year ended December 31, 2002	63,116	40,367		(54,365	)(d)	49,118
Year ended December 31, 2001	58,559	40,813		(36,256	)(d)	63,116

(a)	Decrease in bad debt expense charged to the results of operations in 2003 compared to 2002 and 2001 is primarily due to charges totaling $33.5 million in 2002 and $22.1 million in 2001 related to the Kmart bankruptcy and charges totaling $8.5 million in 2001 largely related to the bankruptcy declared by another US retailer.
(b)	Includes writeoffs, recoveries of previous writeoffs, and currency translation adjustments.
(c)	Increase in net deductions in 2002 compared to 2001 is primarily due to the writeoff of Kmart receivables totaling $55.6 million during 2002.
(d)	Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw materials, writedowns and currency translation adjustments.