Form 10-Q
period 2004-03-31
MATTEL INC /DE/
filed 2004-05-07
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-05647

MATTEL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1567322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Continental Boulevard, El Segundo, CA	90245-5012
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 30, 2004:

422,399,174 shares

Mattel, Inc. and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial	Statements.

Mattel, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)	March 31, 2004 (Unaudited)	March 31, 2003 (Unaudited)	Dec. 31, 2003
Assets

Current Assets
Cash and short-term investments	$787,967	$768,368	$1,152,681
Accounts receivable, net	546,929	530,992	543,888
Inventories	402,555	394,809	388,658
Prepaid expenses and other current assets	255,646	236,216	309,629

Total current assets	1,993,097	1,930,385	2,394,856

Property, Plant and Equipment
Land	35,489	33,210	33,611
Buildings	261,912	249,322	267,068
Machinery and equipment	686,119	630,234	680,367
Tools, dies and molds	527,945	462,193	520,292
Capitalized leases	23,271	23,271	23,271
Leasehold improvements	102,667	79,365	96,448

	1,637,403	1,477,595	1,621,057
Less: accumulated depreciation	1,022,309	889,199	995,164

Property, plant and equipment, net	615,094	588,396	625,893

Other Noncurrent Assets
Goodwill	726,594	701,631	722,249
Other assets	770,469	766,485	767,952

Total Assets	$4,105,254	$3,986,897	$4,510,950

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(In thousands, except share data)	March 31, 2004 (Unaudited)	March 31, 2003 (Unaudited)	Dec. 31, 2003
Liabilities and Stockholders’ Equity

Current Liabilities
Short-term borrowings	$69,694	$17,095	$19,590
Current portion of long-term debt	50,963	182,102	52,274
Accounts payable	208,560	215,342	289,680
Accrued liabilities	517,369	541,820	852,978
Income taxes payable	223,325	172,741	253,224

Total current liabilities	1,069,911	1,129,100	1,467,746

Long-Term Liabilities
Long-term debt	588,880	639,844	589,130
Other	238,136	196,001	237,853

Total long-term liabilities	827,016	835,845	826,983

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares, 439.3 million shares and 441.2 million shares issued, respectively	441,369	439,277	441,212
Additional paid-in capital	1,601,068	1,566,693	1,599,278
Treasury stock at cost; 13.1 million shares, 6.7 thousand shares and 12.7 million shares, respectively	(251,981)	(245)	(244,691)
Retained earnings	716,420	373,976	707,429
Accumulated other comprehensive loss	(298,549)	(357,749)	(287,007)

Total stockholders’ equity	2,208,327	2,021,952	2,216,221

Total Liabilities and Stockholders’ Equity	$4,105,254	$3,986,897	$4,510,950

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended
(Unaudited; in thousands, except per share amounts)	March 31, 2004	March 31, 2003
Net Sales (see Note 9)	$780,944	$745,283
Cost of sales (see Note 9)	429,267	377,277

Gross Profit	351,677	368,006
Advertising and promotion expenses	87,418	83,806
Other selling and administrative expenses	251,549	222,870
Restructuring charges	—	8,700

Operating Income	12,710	52,630
Interest expense	15,221	17,427
Interest (income)	(4,896)	(6,400)
Other non-operating (income), net	(10,019)	(3,048)

Income Before Income Taxes	12,404	44,651
Provision for income taxes	3,411	11,808

Net Income	$8,993	$32,843

Income Per Common Share—Basic
Net income	$0.02	$0.07

Weighted average number of common shares	428,169	438,265

Income Per Common Share—Diluted
Net income	$0.02	$0.07

Weighted average number of common and common equivalent shares	432,239	443,934

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Three Months Ended
(Unaudited; in thousands)	March 31, 2004	March 31, 2003
Cash Flows From Operating Activities:
Net income	$8,993	$32,843
Adjustments to reconcile net income to net cash flows used for operating activities:
Gain on sale of investments	(10,263)	—
Net gain on sale of other property, plant and equipment	(874)	(11)
Depreciation	44,457	43,326
Amortization	1,932	1,587
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(1,434)	(36,308)
Inventories	(24,914)	(52,250)
Prepaid expenses and other current assets	53,382	57,818
Accounts payable, accrued liabilities and income taxes payable	(439,736)	(539,801)
Deferred income taxes	1,294	3,505
Deferred compensation and other retirement plans	(1,228)	4,684
Other, net	(4,821)	3,323

Net cash flows used for operating activities	(373,212)	(481,284)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(20,598)	(20,620)
Purchases of other property, plant and equipment	(14,913)	(11,626)
Payment for businesses acquired	(9,692)	—
Proceeds from sale of investments	12,730	—
Proceeds from sale of other property, plant and equipment	1,189	524
Other, net	—	14

Net cash flows used for investing activities	(31,284)	(31,708)

Cash Flows From Financing Activities:
Short-term borrowings, net	49,314	(8,280)
Purchase of treasury stock	(9,273)	—
Exercise of stock options	3,403	23,273
Other, net	(1,602)	(396)

Net cash flows from financing activities	41,842	14,597

Effect of Currency Exchange Rate Changes on Cash	(2,060)	(275)

Decrease in Cash and Short-term Investments	(364,714)	(498,670)
Cash and Short-term Investments at Beginning of Period	1,152,681	1,267,038

Cash and Short-term Investments at End of Period	$787,967	$768,368

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Notes To Consolidated Financial Information

(Unaudited)

1.	The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and interim results of Mattel, Inc. and its subsidiaries (“Mattel”) as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. Because Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2003 Annual Report on Form 10-K.

2.	Accounts receivable are shown net of allowances for doubtful accounts of $28.1 million (March 31, 2004), $23.0 million (March 31, 2003), and $27.5 million (December 31, 2003).

3.	Inventories include the following:

(In thousands)	March 31, 2004	March 31, 2003	Dec. 31, 2003
Raw materials and work in process	$44,189	$43,447	$40,362
Finished goods	358,366	351,362	348,296

	$402,555	$394,809	$388,658

4.	Goodwill and other intangible assets are allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. Mattel’s reporting units for purposes of applying the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, are: Mattel Brands US Girls division, Mattel Brands US Boys division, Fisher-Price Brands US, American Girl Brands and International.

The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2004, is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

(In thousands)	Dec. 31, 2003	Impact of Currency Exchange Rate Changes	March 31, 2004
Mattel Brands US Girls division	$35,141	$1,095	$36,236
Mattel Brands US Boys division	54,222	85	54,307
Fisher-Price Brands US	216,678	212	216,890
American Girl Brands	207,571	—	207,571
International	208,637	2,953	211,590

	$722,249	$4,345	$726,594

Identifiable intangibles of $25.3 million (March 31, 2004), $13.3 million (March 31, 2003), and $15.1 million (December 31, 2003) are included in other assets in the consolidated balance sheets.

5.	Other assets include the following:

(In thousands)	March 31, 2004	March 31, 2003	Dec. 31, 2003
Deferred income taxes	$511,322	$506,086	$509,430
Other	259,147	260,399	258,522

	$770,469	$766,485	$767,952

6.	Long-term debt consists of the following:

(In thousands)	March 31, 2004	March 31, 2003	Dec. 31, 2003
6% senior notes due 2003	$—	$150,000	$—
6 1/8% senior notes due 2005	150,000	150,000	150,000
Medium-term notes due 2004 to 2013	450,000	480,000	450,000
10.15% mortgage note due 2005	39,843	40,715	40,069
Other	—	1,231	1,335

	639,843	821,946	641,404
Less: current portion	(50,963)	(182,102)	(52,274)

	$588,880	$639,844	$589,130

During 2003, Mattel repaid its $150.0 million, 6% senior notes and $30.0 million of medium-term notes upon maturity.

7.	The calculation of comprehensive income (loss), net of tax, is as follows:

	For the Three Months Ended
(In thousands)	March 31, 2004	March 31, 2003
Net income	$8,993	$32,843
Currency translation adjustments	(2,453)	(15,426)
Net unrealized gain on securities:
Unrealized holding gains	447	4,116
Less: reclassification adjustment for realized (gains) included in net income	(5,991)	—

	(5,544)	4,116

Net unrealized (loss) on derivative instruments:
Unrealized holding (losses)	(9,866)	(13,917)
Less: reclassification adjustment for realized losses included in net income	6,321	8,125

	(3,545)	(5,792)

	$(2,549)	$15,741

The components of accumulated other comprehensive loss, net of tax, are as follows:

(In thousands)	March 31, 2004	March 31, 2003	Dec. 31, 2003
Currency translation adjustments	$(238,625)	$(309,445)	$(236,172)
Minimum pension liability adjustments	(60,042)	(52,321)	(60,042)
Net unrealized gain on securities	27,257	32,425	32,801
Net unrealized (loss) on derivative instruments	(27,139)	(28,408)	(23,594)

	$(298,549)	$(357,749)	$(287,007)

During the first quarter of 2004, Mattel sold marketable securities with a cost basis of $5.0 million for proceeds of $14.5 million. The pre-tax gain on these securities of $9.5 million, net of transaction costs, was recorded in other non-operating (income), net in the consolidated statement of operations for the three months ended March 31, 2004. As of March 31, 2004, Mattel has no marketable securities whose cost exceeds their fair value.

8.	Mattel’s financial position is impacted by currency exchange rate fluctuations on translation of its net investment in foreign subsidiaries. Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary foreign currency translation exposures are on its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso and Indonesian rupiah. For the three months ended March 31, 2004, currency translation adjustments resulted in a net loss of $2.5 million, with losses from the weakening of the Euro against the US dollar being partially offset by strengthening of the British pound sterling against the US dollar. For the three months ended March 31, 2003, currency translation adjustments resulted in a net loss of $15.4 million, with losses from the weakening of the Mexican peso and British pound sterling against the US dollar being partially offset by strengthening of the Euro against the US dollar.

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

Transaction gains included in the consolidated statements of operations are as follows:

	For the Three Months Ended
(In thousands)	March 31, 2004	March 31, 2003
Transaction (gains) included in:
Operating income	$(12,658)	$(4,255)
Other non-operating (income), net	(1)	(727)

Net transaction (gain)	$(12,659)	$(4,982)

9.	During the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Commencing October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, operating income, net income or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. For the first quarter of 2003, close out sales classified as a reduction of cost of sales were $13.3 million. Mattel does not believe that this amount is material, and therefore has not revised previously reported net sales and cost of sales amounts for this period.

10.	Selling and administrative expenses include research and development costs of $39.9 million and $38.7 million for the three months ended March 31, 2004 and 2003, respectively.

11.	Basic income per common share is computed by dividing reported net income by the weighted average number of common shares outstanding during each period.

Diluted income per common share is computed by dividing reported net income by the weighted average number of common shares and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices, as applicable. Nonqualified stock options totaling 25.2 million were excluded from the calculation of diluted earnings per share for the first quarter of 2004 because they were anti-dilutive. Nonqualified stock options totaling 12.3 million were excluded from the calculation of diluted earnings per share for the first quarter of 2003 because they were anti-dilutive.

12.	Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 4 to the Consolidated Financial Statements in Mattel’s 2003 Annual Report on Form 10-K.

The components of net periodic benefit cost for Mattel’s defined benefit pension and postretirement benefit plans for the quarter ended March 31 are as follows:

	Defined Benefit Plans		Postretirement Benefit Plans
(In thousands)	2004	2003	2004	2003
Service cost	$1,889	$1,508	$71	$9
Interest cost	5,443	4,268	886	866
Expected return on plan assets	(5,459)	(4,776)	—	—
Amortization of:
Unrecognized prior service costs	(132)	(156)	—	(79)
Unrecognized net loss	1,965	599	386	324

	$3,706	$1,443	$1,343	$1,120

During the first quarter of 2004, Mattel made cash contributions totaling approximately $0.2 million to its defined benefit pension plans. Mattel expects to make cash contributions totaling approximately $2 million to its defined benefit pension plans for the year ending December 31, 2004, which is consistent with the estimate reported as of December 31, 2003. Mattel’s estimated cash contributions in 2004 do not reflect the provisions of the Pension Funding Equity Act of 2004. Mattel does not expect its 2004 funding requirements to decrease materially as a result of the provisions of the Pension Funding Equity Act of 2004.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Under Financial Accounting Standards Board (“FASB”) Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”) issued on January 12, 2004, Mattel has elected to defer accounting for the effects of the Act. As a result, the reported postretirement benefit plan cost for the quarter ended March 31, 2004, does not reflect the effects of the Act on Mattel’s postretirement benefit plans. The election to defer will expire when specific authoritative guidance on the accounting for the federal subsidy is issued or a significant event occurs that would require the remeasurement of Mattel’s postretirement benefit plans’ obligations.

13.	Mattel has various stock compensation plans, which are more fully described in Note 7 to the Consolidated Financial Statements in its 2003 Annual Report on Form 10-K. Mattel applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the results of operations for nonqualified stock options granted under Mattel’s plans as such options are granted at not less than the quoted market price of Mattel’s common stock on the date of grant.

Mattel has adopted the disclosure only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost for nonqualified stock options been determined based on their fair value at the date of grant, consistent with the method of accounting prescribed by SFAS No. 123, Mattel’s net income and earnings per share would have been adjusted as follows:

	For the Three Months Ended
(In millions, except per share amounts)	March 31, 2004	March 31, 2003
Net income
As reported	$9.0	$32.8
Stock option plans	(6.5)	(4.1)

Pro forma income	$2.5	$28.7

Income per share
Basic
As reported	$0.02	$0.07
Stock option plans	(0.01)	(0.01)

Pro forma basic income	$0.01	$0.06

Diluted
As reported	$0.02	$0.07
Stock option plans	(0.01)	(0.01)

Pro forma diluted income	$0.01	$0.06

The pro forma amounts shown above are not indicative of the pro forma effect in future periods since the estimated fair value of options is amortized to expense over the vesting period, and the number of options granted varies from period to period.

14.	Supplemental disclosure of cash flow information is as follows:

	For the Three Months Ended
(In thousands)	March 31, 2004	March 31, 2003
Cash paid during the period for:
Interest	$13,320	$19,996
Income taxes	34,138	34,874
Noncash investing and financing activities:
Liability for acquisitions	$1,024	$—

15.	Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Brands US, Fisher-Price Brands US and American Girl Brands.

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

Fisher-Price Brands—including Fisher-Price®, Little People®, Rescue Heroes®, See ’N Say®, PowerTouch™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh and Disney preschool and plush (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands—including American Girl Today®, The American Girls Collection® and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

The International segment sells products in all toy categories, except American Girl Brands.

The tables below present information about revenues, income and assets by segment. Segment revenues do not include sales adjustments such as trade discounts and other allowances. Such adjustments are, however, included in the determination of segment income (loss) from operations. Segment income (loss) from operations represents operating income, while consolidated income from operations represents income before income taxes as reported in the consolidated statements of operations. The corporate and other category includes costs not allocated to individual segments, including charges related to the financial realignment plan, incentive compensation and corporate headquarters functions managed on a worldwide basis. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	For the Three Months Ended
(In thousands)	March 31, 2004	March 31, 2003
Revenues
Domestic:
Mattel Brands US	$262,649	$293,759
Fisher-Price Brands US	182,819	165,848
American Girl Brands	54,127	46,405

Total Domestic	499,595	506,012
International	353,972	306,523

Gross sales	853,567	812,535
Sales adjustments	(72,623)	(67,252)

Net sales	$780,944	$745,283

Segment Income (Loss)
Domestic:
Mattel Brands US	$40,372	$69,793
Fisher-Price Brands US	905	1,320
American Girl Brands	(285)	(1,663)

Total Domestic	40,992	69,450
International	6,787	19,310

	47,779	88,760
Corporate and other expense (a)	(35,069)	(36,130)

Operating income	12,710	52,630
Interest expense	15,221	17,427
Interest (income)	(4,896)	(6,400)
Other non-operating (income), net	(10,019)	(3,048)

Income before income taxes	$12,404	$44,651

(a)	For the quarter ended March 31, 2004, corporate and other includes a $10.8 million charge related to severance. For the quarter ended March 31, 2003, corporate and other includes $11.6 million of charges related to the financial realignment plan.

(In thousands)	March 31, 2004	March 31, 2003	Dec. 31, 2003
Assets
Domestic:
Mattel Brands US	$263,324	$268,824	$243,934
Fisher-Price Brands US	193,375	191,418	149,158
American Girl Brands	64,579	65,262	64,877

Total Domestic	521,278	525,504	457,969
International	391,551	326,439	434,286

	912,829	851,943	892,255
Corporate and other	36,655	73,858	40,291

Accounts receivable and inventories	$949,484	$925,801	$932,546

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended
(In thousands)	March 31, 2004	March 31, 2003
Worldwide Revenues
Mattel Brands	$532,101	$532,344
Fisher-Price Brands	263,998	233,274
American Girl Brands	54,127	46,405
Other	3,341	512

Gross sales	853,567	812,535
Sales adjustments	(72,623)	(67,252)

Net sales	$780,944	$745,283

As discussed in Note 9 to the consolidated financial information, effective October 1, 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Commencing October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, operating income, net income, income per common share, or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. For purposes of comparing gross sales from 2003 to 2004, the following table provides the quantification of close out sales classified as a reduction of cost of sales by segment and worldwide for the three months ended March 31, 2003:

(In thousands)
Segment
Domestic:
Mattel Brands US	$4,443
Fisher-Price Brands US	5,934
American Girl Brands	—

Total Domestic	10,377
International	2,957

$13,334

Worldwide
Mattel Brands	$6,781
Fisher-Price Brands	6,536
American Girl Brands	—
Other	17

$13,334

16.	In 2003, Mattel completed its financial realignment plan, originally announced during the third quarter of 2000, designed to improve gross profit; selling and administrative expenses; operating income; and cash flows. Since its inception, Mattel recorded a total pre-tax charge of $250.0 million, or approximately $171 million after-tax, of which approximately $123 million represented cash expenditures and $48 million represented noncash writedowns. A summary of the financial realignment plan charges recorded by year is as follows:

	For the Year Ended
(In millions)	2000	2001	2002	2003	Total
Pre-tax charges	$125.2	$50.2	$48.3	$26.3	$250.0

Approximate after-tax charges	$84	$35	$32	$20	$171

In the first quarter of 2003, Mattel recorded an $8.7 million pre-tax restructuring charge in connection with the financial realignment plan, primarily related to consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands US. Since inception, included in the total pre-tax charges of $250.0 million were total pre-tax restructuring charges of $75.9 million, of which $0.7 million has not yet been paid as of March 31, 2004. The restructuring charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and American Girl, asset writedowns and other costs associated with the closure of Mattel’s manufacturing and distribution facilities in Murray, KY (“North American Strategy”), closure of certain international offices, and consolidation of facilities.

17.	In March 2004, the FASB published an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under SFAS No. 123 and APB Opinion No. 25. The proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The proposed statement would also affect the pattern in which compensation cost would be recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Exposure Draft also notes that the use of a lattice model, such as the binomial model, to determine the fair value of employee stock options, is preferable. Mattel currently uses the Black-Scholes pricing model to determine the fair value of its employee stock options. Use of a lattice model to determine the fair value of employee stock options may result in compensation cost materially different from those pro forma costs disclosed in Note 13 to the consolidated financial information. Mattel is currently determining what impact the proposed statement would have on its results of operations or financial position.

In November 2003 and March 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF requires a company to apply a three-step model to determine whether an impairment of an investment, within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, is other-than-temporary. EITF Issue No. 03-1 shall be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. Mattel believes the adoption of EITF Issue No. 03-1 will not have a material impact on its results of operations or financial position.

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

Overview

Mattel designs, manufactures, and markets a broad variety of toy products worldwide through sales to retailers and wholesalers (i.e., “customers”) and directly to consumers. Mattel’s business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines, and to successfully market those products and product lines. Mattel plans to continue to focus on its portfolio of traditional brands that have historically had worldwide appeal, to create new brands utilizing its knowledge of children's play patterns and to target customer and consumer preferences around the world. Mattel also intends to expand its core brands through the Internet and licensing and entertainment partnerships.

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

Fisher-Price Brands—including Fisher-Price®, Little People®, Rescue Heroes®, See ’N Say®, PowerTouch™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh and Disney preschool and plush (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands—including American Girl Today®, The American Girls Collection® and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

During 2003 and continuing in the first quarter of 2004, there were several factors that had a negative impact on Mattel’s revenue in the US, including increased competition in the doll and various boys toys categories, retail consolidation and aggressive retail pricing. In addition, management believes that its fourth quarter and full year 2003 results were negatively affected by a shift in consumer purchases to later in the holiday season and increased purchase of gift cards. This shift in the timing of consumer purchases compared to prior years changed the re-order pattern of Mattel’s products by retailers during the holiday season. When consumers purchase toys in October or November, retailers are typically inclined to re-order more toys to restock their shelves for the holiday season. However, when consumers buy products late in December or purchase gift cards that will be used after the holidays, retailers have less incentive to refill their shelves with holiday products. Mattel’s management expects that some or all of these factors may continue and may have an impact on future results of operations.

Mattel previously announced plans to increase its focus on revenue growth in 2004. These plans include strategies aimed at strengthening its core brands and expanding its presence in the interactive learning category. Mattel has initiated value enhancement strategies that include more open packaging and additional items in the package to enhance value perception with consumers. Additionally, management intends to re-establish the Barbie® brand into content-driven product lines pursuant to a “worlds of” strategy in which stories will be told through movies, books, magazines and music. Product lines, including dolls and accessories, will be created to complement these stories. The “worlds of” Barbie® being introduced in 2004 will be geared to different age segments in an attempt to maintain the brand’s broad appeal among girls and their parents. For instance, for younger girls, there will be stories and products with a fantasy theme such as princesses and fairies, while for older girls, the My Scene™ line will include the launch of a full-length DVD accompanied by a product line that targets fashion play and shopping. At present, less than one-third of the Barbie® products available at retail were developed using the “worlds of” strategy. Management believes that this will increase to approximately two-thirds by fall of 2004 with the full product line being available at retail in 2005. In the interactive learning category, Mattel plans to introduce new toys designed specifically for children at different developmental stages, from infancy through grade school. These initiatives are management’s primary strategic actions to strengthen its product lines and promote revenue growth.

Additionally, Mattel intends to continue its emphasis on globalizing its brands. Management believes the reorganization in the first quarter of 2003, which combined the US Girls and US Boys-Entertainment segments under the Mattel Brands US segment, should allow Mattel to help achieve this goal through optimizing the strengths, and leveraging the talents of, personnel managing the brands on a global basis. The International segment continues to benefit from Mattel’s strategic focus on globalizing its brands, including improved product availability and better alignment of worldwide marketing and sales plans. However, sales growth in the International segment slowed in the first quarter of 2004 due to the relatively high level of retail inventories in Europe at the end of 2003 as a result of last year’s relatively weak sales during the holiday season. Management intends to continue focusing on maintaining a high level of business performance in the eight geographies that represented approximately 75% of the gross sales of Mattel’s International segment at December 31, 2003: United Kingdom, France, Germany, Italy, Spain, Northern Europe, Canada, and Mexico. Management believes maintaining a high level of business performance in these geographies will give Mattel a greater degree of freedom to be opportunistic in markets where its business is smaller and less developed. Management expects that this strategy should enable Mattel to seek opportunities in smaller and less developed markets, while maintaining stability in these larger markets. Mattel’s long-term goal is to generate 50% of its sales in markets outside of the US by continuing to grow its international business at a higher rate than in the US. However, management believes that while International segment sales growth will continue to be strong, it will be difficult to maintain the same level of sales growth increases in the International segment that Mattel has achieved during the last three years, especially if the value of the US dollar strengthens against the major foreign currencies.

Results of Operations

Consolidated Results

Net income for the first quarter of 2004 was $9.0 million, or $0.02 per diluted share, as compared to net income of $32.8 million, or $0.07 per diluted share, in the first quarter of 2003. Profitability in 2004 was impacted by a decline in gross profit due to sales of lower margin products, including the impact of mix and value enhancement initiatives, and increased transportation and distribution expenses. Profitability in the first quarter of 2004 was also impacted by a pre-tax charge of $10.8 million for severance costs related to the elimination of approximately 260 employees as a result of headcount reductions at certain domestic and international locations and ongoing external cost pressures in areas such as employee costs and insurance. During the first quarter of 2003, Mattel’s results reflected higher gross profit due to temporary timing benefits in raw materials, transportation costs and favorable product mix. Profitability in the first quarter of 2003 was also impacted by savings realized from the financial realignment plan and supply chain initiatives, partially offset by a pre-tax charge of $11.6 million related to the financial realignment plan.

Overall in the first quarter of 2004, Mattel’s results of operations benefited from changes in currency exchange rates. Net sales in 2004 were $780.9 million, a 5% increase compared to $745.3 million in 2003, including a benefit from changes in currency exchange rates of 5 percentage points. While Mattel enters into hedges to limit the effect of currency exchange rate fluctuations, management cannot predict the impact of changes in currency exchange rates, favorable or unfavorable, on future results of operations. See Item 3—“Quantitative and Qualitative Disclosures About Market Risk.”

The following table provides a summary of Mattel’s consolidated results for the first quarter of 2004 and 2003:

	For the Three Months Ended March 31,
	2004		2003
(In millions, except percentage information)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$780.9	100.0%	$745.3	100.0%

Gross profit	$351.7	45.0%	$368.0	49.4%
Advertising and promotion expenses	87.4	11.2	83.8	11.3
Other selling and administrative expenses	251.6	32.2	222.9	29.9
Restructuring charges	—	—	8.7	1.2

Operating income	12.7	1.6	52.6	7.0
Interest expense	15.2	1.9	17.4	2.3
Interest (income)	(4.9)	(0.6)	(6.4)	(0.9)
Other non-operating (income), net	(10.0)	(1.3)	(3.0)	(0.4)

Income before income taxes	$12.4	1.6%	$44.6	6.0%

Worldwide gross sales in the first quarter of 2004 increased 5%, which included a benefit from changes in currency exchange rates of 5 percentage points. Gross sales within the US decreased 1% from the first quarter of 2003 and continue to reflect the continued inventory management by retailers and increased competition in the doll and various boys toys categories. Gross sales in the US accounted for 59% of consolidated gross sales in 2004 compared to 62% in 2003 as a result of growth in international gross sales and a slight decline in domestic gross sales. In the first quarter of 2004, international gross sales increased 15% compared to 2003, including a 12 percentage point benefit from changes in currency exchange rates.

During the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. Effective October 1, 2003, close out sales previously classified as a reduction of cost of sales are now classified as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, operating income, net income, income per common share, or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. For the first quarter of 2003, close out sales, which were classified as a reduction of cost of sales, were $13.3 million, resulting in a 1.8 percentage point benefit to net sales for the first quarter of 2004 when compared to the first quarter of 2003.

Worldwide gross sales of Mattel Brands remained flat in the first quarter of 2004 at $532.1 million, including a 6 percentage point benefit from changes in currency exchange rates. Domestic gross sales decreased 11% and international gross sales increased 13%, including a 13 percentage point benefit from changes in currency exchange rates. Worldwide gross sales for Barbie® declined 6% from 2003, including a 6 percentage point benefit from changes in currency exchange rates. A 15% decline in domestic gross sales of Barbie® was partially offset by growth of 4% in international gross sales of Barbie®, including a 12 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Other Girls Brands were down 1%, which included a 6 percentage point benefit from changes in currency exchange rates. Within Other Girls Brands, strong sales of Polly Pocket!™ were more than offset by declines in the sales of Diva Starz™and What’s Her Face!™ compared to the first quarter of 2003. Worldwide gross sales in the Wheels category were up 1%, which included a 4 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of the Hot Wheels® product line were up 2%, driven by a strong increase in international sales, partially offset by a decrease in domestic sales. Worldwide gross sales of Matchbox® declined, while sales of Tyco® R/C brands increased, driven by strong domestic sales. Worldwide gross sales in the Entertainment category increased 16%, including a 6 percentage point benefit from changes in currency exchange rates. Growth in the Entertainment category was primarily driven by increased sales of Warner Bros. properties that were introduced in 2003, including Batman™ and Justice League™, gains in games and puzzles and a solid performance by Yu-Gi-Oh!™ in international markets.

Worldwide gross sales of Fisher-Price Brands increased 13% in the first quarter of 2004 to $264.0 million, including a 3 percentage point benefit from changes in currency exchange rates. International gross sales increased 20%, including a 12 percentage point benefit from changes in currency exchange rates, while domestic gross sales increased 10%. International gross sales of Core Fisher-Price® products were up 18%, including a 13 percentage point benefit from changes in currency exchange rates, and domestic gross sales of Core Fisher-Price® products were up 18%. Fisher-Price® Friends experienced double-digit growth, driven by increased sales internationally. During the first quarter of 2004, Mattel benefited from sales growth in products introduced in 2003 in its interactive learning category, which includes PowerTouch™ and other learning toys.

American Girl Brands gross sales increased 17% in the first quarter of 2004 compared to the first quarter of 2003, largely due to higher volume generated by the opening of American Girl Place® in New York City in November 2003, and continued growth in the catalog and Internet channel.

Gross profit, as a percentage of net sales, was 45.0% in the first quarter of 2004, compared to 49.4% in the first quarter of 2003. The decline in gross profit resulted from the sale of lower margin products, including the impact of mix and value enhancement initiatives, and cost pressures on transportation and distribution expenses. The decline in gross profit was partially offset by savings generated from continuous improvement programs. Mattel expects the cost pressures to continue in 2004 and is actively pursuing initiatives to offset or minimize these costs. In 2003, gross profit was favorably impacted by temporary timing benefits in raw materials, transportation costs and favorable product mix, as well as savings realized from the financial realignment plan and supply chain initiatives.

Advertising and promotion expense was 11.2% of net sales in the first quarter of 2004, compared to 11.3% of net sales in the first quarter of 2003. Mattel expects advertising and promotion expense in 2004 to remain at levels fairly consistent with 2003 to support its plan to invest in the business to drive long-term performance.

Other selling and administrative expenses were $251.6 million, or 32.2% of net sales, in the first quarter of 2004, compared to $222.9 million, or 29.9% of net sales, in the first quarter of 2003. Other selling and administrative expenses increased due to the following:

•	Investment in continuous improvement activities, including a $10.8 million charge for severance related to the elimination of approximately 260 employees as a result of headcount reductions at certain domestic and international locations;

•	Higher employee benefit costs;

•	Negative effect of changes in currency exchange rates; and

•	Operating costs associated with the new American Girl Place® store in New York City that opened in November 2003.

Non-Operating Items

Interest expense decreased from $17.4 million in the first quarter of 2003 to $15.2 million in the first quarter of 2004 due to lower average interest rates on short-term borrowings in 2004 and lower average long-term debt in 2004 as a result of the repayment of $180.0 million of long-term debt during 2003, partially offset by higher average short-term borrowings. Other non-operating (income), net was $10.0 million in the first quarter of 2004 compared to $3.0 million in the first quarter of 2003, primarily due to a $9.5 million gain on the sale of marketable securities in 2004.

As of March 31, 2004, the pre-tax unrealized holding gains on marketable equity securities held by Mattel were $43.3 million ($27.3 million after-tax). Prospectively, management expects to periodically sell additional marketable securities.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment is further divided into Mattel Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Brands US gross sales decreased 11% in the first quarter of 2004 compared to the first quarter of 2003. Within this segment, Barbie® gross sales declined 15% and sales of Other Girls Brands decreased 5% as a result of declines in sales of ello™, Diva Starz™ and What’s Her Face!™. Gross sales in the Wheels category decreased 8% as a result of declines in sales of Hot Wheels® and Matchbox®, partially offset by an increase in sales of Tyco® R/C vehicles. Gross sales in the Entertainment category decreased 7% due to declines in sales of He-Man® and Masters of the Universe®, Yu-Gi-Oh!™ and Nickelodeon®. These decreases were partially offset by increased sales of Warner Bros. properties, including Batman™ and Justice League™. Management believes that the overall decrease in Mattel Brands US segment sales resulted from continued effort by retailers to manage their inventories and increased competition in doll and various boys toys categories. Mattel Brands US segment income decreased 42% to $40.4 million in the first quarter of 2004 primarily due to lower sales and a decline in gross profit, mainly from a mix shift to lower margin products, the cost of value enhancement initiatives and external cost pressures.

Fisher-Price Brands US gross sales increased 10% in the first quarter of 2004 compared to the first quarter of 2003, due to an 18% increase in sales of Core Fisher-Price® products, reflecting strong sales of Infant and Preschool and BabyGear products, partially offset by a 12% decrease in sales of Power Wheels®. Fisher-Price Brands US segment income decreased from $1.3 million in the first quarter of 2003 to $0.9 million in the first quarter of 2004, primarily due to lower gross profit resulting from a mix shift to lower margin products.

American Girl Brands gross sales increased 17% in the first quarter of 2004 compared to the first quarter of 2003, largely due to higher sales volume generated by the opening of American Girl Place® in New York City in November 2003, and continued growth in the catalog and Internet channel. The American Girl Brands segment loss decreased from a loss of $1.7 million in the first quarter of 2003 to a loss of $0.3 million in the first quarter of 2004, primarily due to increased sales volume, improved gross profit from a mix shift to higher margin products and a shift in timing of advertising circulars to later in the year.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first quarter of 2004 versus the first quarter of 2003:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	8	14
Latin America	59	5
Canada	18	11
Asia Pacific	38	15

Total International	15	12

International gross sales increased 15% in the first quarter of 2004 compared to the first quarter of 2003, including a benefit from changes in currency exchange rates of 12 percentage points. Gross sales of Barbie® increased 4%, including a 12 percentage point benefit from changes in currency exchange rates. Gross sales of Other Girls Brands increased, reflecting increased sales of Polly Pocket!™ offset by declines in sales of Diva Starz™ and What’s Her Face!™. Gross sales increased in the Wheels category, reflecting growth in Hot Wheels®, partially offset by declines in sales of Matchbox® and Tyco® R/C vehicles. Gross sales also increased in the Entertainment category, driven by increases in sales of male action figures and games and puzzles. Fisher-Price brands gross sales increased 20%, including a strong performance in Core Fisher-Price® and Fisher-Price® Friends. International segment income decreased 65% in the first quarter of 2004 due to a decrease in gross profit as a result of a mix shift to lower margin products, selective price reductions on certain products in Europe to promote revenue growth and increased transportation costs.

Financial Realignment Plan

In 2003, Mattel completed its financial realignment plan, originally announced during the third quarter of 2000, designed to improve gross margin; selling and administrative expenses; operating income; and cash flows. Since its inception, Mattel recorded a total pre-tax charge of $250.0 million, or approximately $171 million after-tax, of which approximately $123 million represented cash expenditures and $48 million represented noncash writedowns.

Mattel exceeded the targeted initial cumulative pre-tax cost savings of approximately $200 million. Mattel achieved cumulative pre-tax costs savings of approximately $221 million, of which approximately $55 million, $87 million and $79 million were realized in 2001, 2002 and 2003, respectively.

A summary of the components of the financial realignment plan for 2000 through 2003 is as follows:

	For the Year Ended
(In millions)	2000	2001	2002	2003	Total
Gross profit	$78.6	$28.2	$10.4	$4.1	$121.3
Advertising and promotion expenses	4.8	0.3	—	—	5.1
Other selling and administrative expenses	13.4	6.0	13.3	8.6	41.3
Restructuring charges	22.9	15.7	24.6	12.7	75.9
Other non-operating expense, net	5.5	—	—	0.9	6.4

Pre-tax charges	$125.2	$50.2	$48.3	$26.3	$250.0

Approximate after-tax charges	$84	$35	$32	$20	$171

In the first quarter of 2003, Mattel recorded an $8.7 million pre-tax restructuring charge in connection with the financial realignment plan, primarily related to consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands US. Since inception, included in the total pre-tax charges of $250.0 million were total pre-tax restructuring charges of $75.9 million, of which $0.7 million has not yet been paid as of March 31, 2004. The restructuring charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and American Girl, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity for the first quarter of 2004 were cash on hand at the beginning of the year and short-term seasonal borrowings. Cash flows from operations could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or realized shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Operating Activities

Cash flows used for operating activities decreased by $108.1 million to $373.2 million for the first quarter of 2004 compared to $481.3 million in the first quarter of 2003, largely due to lower use of cash for working capital, partially offset by the decrease in income from operations. The working capital improvement was partially attributable to the decrease in the amount of incentive compensation payments made in the first quarter of 2004 compared to the first quarter of 2003, lower inventory build and higher accounts receivable collections. Working capital in the first quarter of 2003 was negatively impacted by payments of year end 2002 accruals for incentive compensation and the shareholder litigation settlement.

Investing Activities

During the first quarter of 2004 and 2003, Mattel used cash flows of $31.3 million and $31.7 million, respectively, for investing activities, primarily in tooling and other property, plant and equipment to support existing and new products and its long-term information technology strategy. In 2004, the investment in tooling and other property was partially offset by the proceeds from the sale of marketable securities.

Financing Activities

Cash flows from financing activities increased from $14.6 million in the first quarter of 2003 to $41.8 million in the first quarter of 2004, primarily due to the increase in short-term borrowings, partially offset by a decrease in the proceeds from the exercise of stock options and the repurchase of approximately 501 thousand shares of treasury stock. During 2004, Mattel intends to repay $50.0 million in medium-term notes upon maturity.

Capital and Investment Framework

To guide future capital deployment decisions, with a goal of maximizing shareholder value, Mattel’s board of directors in 2003 established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital;

•	To maintain a year-end debt-to-capital ratio of about 25% with the target of achieving a long-term debt rating of single-A;

•	To invest approximately $180 million to $200 million in capital expenditures annually to maintain and grow the business;

•	To make strategic acquisitions consistent with Mattel’s vision of providing “the world’s premier toy brands – today and tomorrow”; and

•	To return excess funds to shareholders through dividends and share repurchases.

Over the long-term, assuming cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to shareholders through cash dividends and, depending on market conditions, share repurchases. However, the ability to implement successfully the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities. There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve its targeted goals from investing activities.

Seasonal Financing

Mattel’s financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when inventories are at their highest levels in anticipation of expected second half sales volume and when accounts receivable are at their highest levels due to increased sales volume, consistent with the industry taken as a whole. Mattel expects to finance its seasonal working capital requirements for the next twelve months by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables, and using various short-term bank lines of credit. In March 2004, Mattel amended and restated its domestic unsecured committed revolving credit facility. The size of the facility was increased to $1.30 billion, and the expiration date of the facility was extended to March 2007. The other terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the first quarter of 2004. As of March 31, 2004, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.26 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 12.40 to 1 (compared to a minimum allowed of 3.50 to 1). The unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. Mattel expects to extend these credit lines throughout 2004.

Mattel believes the cash on hand at the beginning of 2004, amounts available under its domestic unsecured committed revolving credit facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2004.

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

Mattel’s subsidiaries, Mattel International Holdings B.V., a Netherlands company, Mattel France S.A.S., a French company, and Mattel GmbH, a German company, have entered into a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to a bank, Societe

Generale Bank Nederland N.V. The receivables sales are accounted for as a sale. As with the domestic receivables facility, each sale of accounts receivable is recorded on Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Bank Nederland N.V. and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH effective June 29, 2003, the commitment termination date for the European receivables facility was extended to June 25, 2004. Mattel expects to renew its European receivables facility in 2004.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

(In millions)	March 31, 2004	March 31, 2003	Dec. 31, 2003
Receivables sold pursuant to the:
Domestic receivables facility	$59.1	$54.2	$279.5
European receivables facility	54.0	51.0	94.5
Other factoring arrangements	—	—	82.0

	$113.1	$105.2	$456.0

Financial Position

Mattel’s cash and short-term investments increased by $19.6 million to $788.0 million at March 31, 2004, compared to $768.4 million at March 31, 2003, largely due to the lower amount of incentive compensation paid in the first quarter of 2004 compared to the first quarter of 2003, lower inventory build and higher accounts receivable collections. Compared to year end 2003, cash and short-term investments decreased by $364.7 million, primarily due to cash flows used for operating activities and the repurchase of treasury stock. Prepaid expenses and other current assets decreased $54.0 million since year end 2003, largely due to lower receivables collections deposits with banks related to the European receivables facility.

Current portion of long-term debt decreased $131.1 million to $51.0 million at March 31, 2004 compared to $182.1 million at March 31, 2003, primarily due to repayment of the $150.0 million of 6% senior notes and $30.0 million of medium-term notes upon maturity, partially offset by the reclassification of $50.0 million of medium-term notes from long-term debt to current portion of long-term debt based on their maturity in 2004. Accrued liabilities decreased $335.6 million since year end 2003 to $517.4 million at March 31, 2004, mainly due to lower receivables collections due to bank related to the European receivables facility and payment of incentive compensation.

A summary of Mattel’s capitalization is as follows:

(In millions, except percentage information)	March 31, 2004		March 31, 2003		Dec. 31, 2003
Medium-term notes	$400.0	13%	$450.0	16%	$400.0	13%
Senior notes	150.0	5	150.0	5	150.0	5
Other long-term debt obligations	38.9	1	39.8	1	39.1	1

Total long-term debt	588.9	19	639.8	22	589.1	19
Other long-term liabilities	238.1	8	196.0	7	237.9	8
Stockholders’ equity	2,208.3	73	2,022.0	71	2,216.2	73

	$3,035.3	100%	$2,857.8	100%	$3,043.2	100%

Total long-term debt decreased by $50.9 million at March 31, 2004 compared to March 31, 2003 due to the aforementioned reclassification of the $50.0 million of medium-term notes maturing in the next twelve months to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and the issuance of long-term debt instruments. Stockholders’ equity increased $186.4 million since March 31, 2003, primarily as a result of income from operations and a benefit from currency translation adjustments, partially offset by repurchase of treasury stock during 2003 and 2004 and the payment of a dividend on common stock in the fourth quarter of 2003.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, improved from 29% at March 31, 2003 to 24% at March 31, 2004 due to the repayment of long-term debt and the aforementioned increase in stockholders’ equity. Mattel’s objective is to continue to maintain a year end debt-to-capital ratio of approximately 25% with the target of achieving a long-term debt rating of single-A.

New Accounting Pronouncements

In March 2004, the FASB published an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under SFAS No. 123 and APB Opinion No. 25. The proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The proposed statement would also affect the pattern in which compensation cost would be recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Exposure Draft also notes that the use of a lattice model, such as the binomial model, to determine the fair value of employee stock options, is preferable. Mattel currently uses the Black-Scholes pricing model to determine the fair value of its employee stock options. Use of a lattice model to determine the fair value of employee stock options may result in compensation cost materially different from those pro forma costs disclosed in Note 13 to the consolidated financial information. Mattel is currently determining what impact the proposed statement would have on its results of operations or financial position.

In November 2003 and March 2004, the EITF reached final consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF requires a company to apply a three-step model to determine whether an impairment of an investment, within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, is other-than-temporary. EITF Issue No. 03-1 shall be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. Mattel believes the adoption of EITF Issue No. 03-1 will not have a material impact on its results of operations or financial position.

Non-GAAP Financial Measure

In this Quarterly Report on Form 10-Q, Mattel includes a non-GAAP financial measure, gross sales, which it uses to analyze its continuing operations and to monitor, assess and identify meaningful trends in its operating and financial performance. Net sales, as reported in the consolidated statements of operations, include the impact of sales adjustments, such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments. Consistent with its segment reporting, Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because most sales adjustments are not allocated to individual brands, making net sales less meaningful. A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:

	For the Three Months Ended
(In thousands)	March 31, 2004	March 31, 2003
Domestic:
Mattel Brands US	$262,649	$293,759
Fisher-Price Brands US	182,819	165,848
American Girl Brands	54,127	46,405

Total Domestic	499,595	506,012
International	353,972	306,523

Gross sales	853,567	812,535
Sales adjustments	(72,623)	(67,252)

Net sales	$780,944	$745,283

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the Securities and Exchange Commission (“SEC”), press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; increased competition; initiatives to promote revenue growth; globalization initiatives; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; operating efficiencies, including those associated with supply chain and information technology initiatives; capital and investment framework (including statements about free cash flow, seasonal working capital, debt-to-capital ratios, capital expenditures, strategic acquisitions, dividends and share repurchases); cost increases; increased advertising and promotion spending; and profitability. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time to time in other reports filed by Mattel with the SEC, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

Competition and New Product Introductions

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products – children—are continuously changing. The toy industry experiences significant, sudden shifts in demand caused by “hit” toys and trends, which are often unpredictable. In recent years there have been trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages and an increasing use of high technology in toys. In addition, Mattel competes with many other companies, both large and small, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current market share, and increase its market share or establish market share in new product categories, will depend on Mattel’s ability to satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of such products. For example, in 2004, Mattel has introduced a new “worlds of” concept for the Barbie® product line. This concept is unproven and may not succeed. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease and Mattel’s results of operations may be adversely affected.

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

Customer Concentration and Pricing

A small number of customers account for a large share of Mattel’s net sales. For 2003, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate accounted for approximately 47% of net sales, and its ten largest customers in the aggregate accounted for approximately 59% of net sales. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results. In addition, some large retail chains sell private-label toys designed and branded by the retailers themselves. Such toys may be sold at prices lower than comparable toys sold by Mattel, and may result in lower purchases of Mattel-branded products by such retailers. In 2003, several large customers engaged in price cutting of toy products during the holiday season, which, if it continues, could have a long-term impact on Mattel’s gross profit, profitability and consumers’ perception of the brand equity of Mattel’s products.

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

Adequate Supplies; Cost Increases

Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including raw materials and components. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurances that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or a significant increase in the price of one or more supplies, such as fuel and resin expenses, could have a material adverse effect on Mattel’s business. Cost increases as a result of shortages of materials or rising service expenses, including expenses related to employee health plans and insurance policies, could increase the cost of Mattel’s products and result in lower sales.

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

Recalls

Mattel is subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and its products could be subject to involuntary recalls and other actions by such authorities. Concerns about product safety may lead Mattel to voluntarily recall selected products. Mattel has experienced, and in the future may experience, defects or errors in products after their production and sale to customers. Such defects or errors could result in the rejection of Mattel’s products by customers, damage to its reputation, lost sales, diverted development resources and increased customer service and support costs, any of which could harm Mattel’s business. Individuals could sustain injuries from Mattel’s products, and Mattel may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, Mattel’s insurance coverage. Moreover, Mattel may be unable to obtain adequate liability insurance in the future. Recalls, post-manufacture repairs of Mattel products, absence or cost of insurance and administrative costs associated with recalls could harm Mattel’s reputation, increase costs or reduce sales.

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

Manufacturing Risk; Severe Acute Respiratory Syndrome (“SARS”) or Other Diseases

Mattel owns and operates manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia and Thailand. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage Mattel’s manufacturing operations located there. In the past, outbreaks of SARS have been significantly concentrated in Asia, particularly in Hong Kong, and in the Guangdong province of China, where many of Mattel’s plants and contractors are located. The design, development and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its manufacturers or their suppliers contract SARS or other communicable diseases, or otherwise are unable to fulfill their responsibilities. Mattel has developed contingency plans designed to help mitigate the impact of disruptions in its manufacturing operations. Mattel’s business, financial position and results of operations could be negatively impacted by a significant disruption to its manufacturing operations or suppliers.

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

Changes in Currency Exchange Rates

Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by partially or fully hedging such exposure using foreign currency forward exchange and option contracts. Such contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in the government-fixed foreign currency exchange rates, including the Chinese yuan, could have a material adverse effect on Mattel’s business and results of operations.

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

Success of New Initiatives

Mattel has announced initiatives to improve the execution of its core business, globalize and extend Mattel’s brands, create new brands, develop people, and improve productivity and simplify processes, including a supply chain initiative, a long-term information technology strategy and new initiatives designed to drive growth in sales. Such initiatives involve complex decision making as well as extensive and intensive execution, and the success of such initiatives is not assured. Failure to successfully implement any of these initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Changes in Laws and Regulations

Mattel operates in a highly regulated environment in the US and international markets. US federal, state and local governmental entities and foreign governments regulate many aspects of Mattel’s business including its products and the importation and exportation of its products. Such regulations may include accounting standards, taxation requirements (including changes in applicable tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety and other administrative and regulatory restrictions. Changes in laws or regulations may lead to increased costs, changes in Mattel’s consolidated effective tax rate, or the interruption of normal business operations that would negatively impact its financial condition and results of operations.

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

Item 4.	Controls and Procedures.

As of March 31, 2004, Mattel’s disclosure controls and procedures were evaluated. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2004, in timely alerting them to material information relating to Mattel required to be included in Mattel’s periodic reports.

Beginning in the fourth quarter of 2002, Mattel began and continues to implement a planned conversion to new and upgraded financial and human resources information technology systems. Mattel has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, Mattel’s internal control over financial reporting. Mattel has not made any significant changes to its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to March 31, 2004.

PART II—OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the first quarter of 2004, Mattel repurchased its common stock in the open market as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1—Jan. 31	500,000	$18.53	500,000	$246,241,333
Feb. 1—Feb. 29	—	—	500,000	$246,241,333
Mar. 1—Mar. 31	500	18.28	500,500	$246,232,193

Total	500,500	$18.53	500,500	$246,232,193

In July 2003, Mattel’s board of directors approved a share repurchase program of up to $250.0 million. During 2003, Mattel repurchased 12.7 million shares at a cost of $244.4 million pursuant to this program. In November 2003, the board of directors approved an increase to the share repurchase program of an additional $250.0 million, bringing the total authorized repurchases to $500.0 million. Mattel’s share repurchase program has no expiration date.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

11.0	Computation of Income (Loss) per Common and Common Equivalent Share

12.0	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.0	Certification of Principal Executive Officer dated May 7, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer dated May 7, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer dated May 7, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

99.0	Second Amended and Restated Credit Agreement dated as of March 19, 2004, among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto

99.1	Amendment No. 1 to First Amended and Restated Receivables Purchase Agreement dated as of March 19, 2004, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto

(b) Reports on Form 8-K

Mattel filed the following Current Reports on Form 8-K during the quarterly period ended March 31, 2004:

Date of Report	Items Reported	Financial Statements Filed
February 3, 2004	7,9,12	None
February 3, 2004	7,9,12	None
March 12, 2004	7,9,12	None

[1]	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. (Registrant)

Date: As of May 7, 2004	By:
Douglas E. Kerner Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)