Form 10-Q
period 2004-06-30
MATTEL INC /DE/
filed 2004-08-06
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of July 30, 2004:

414,107,543 shares

Mattel, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Mattel, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)	June 30, 2004 (Unaudited)	June 30, 2003 (Unaudited)	Dec. 31, 2003
Assets
Current Assets
Cash and short-term investments	$363,520	$582,821	$1,152,681
Accounts receivable, net	622,662	603,689	543,888
Inventories	557,537	540,352	388,658
Prepaid expenses and other current assets	266,867	258,686	309,629

Total current assets	1,810,586	1,985,548	2,394,856

Property, Plant and Equipment
Land	35,175	33,471	33,611
Buildings	259,862	254,356	267,068
Machinery and equipment	692,597	649,893	680,367
Tools, dies and molds	544,493	486,583	520,292
Capitalized leases	23,271	23,271	23,271
Leasehold improvements	103,857	88,213	96,448

	1,659,255	1,535,787	1,621,057
Less: accumulated depreciation	(1,056,059)	(931,418)	(995,164)

Property, plant and equipment, net	603,196	604,369	625,893

Other Noncurrent Assets
Goodwill	723,845	709,247	722,249
Other assets	770,369	782,710	767,952

Total Assets	$3,907,996	$4,081,874	$4,510,950

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(In thousands, except share data)	June 30, 2004 (Unaudited)	June 30, 2003 (Unaudited)	Dec. 31, 2003
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term borrowings	$76,283	$23,946	$19,590
Current portion of long-term debt	40,988	162,180	52,274
Accounts payable	293,426	293,453	289,680
Accrued liabilities	467,747	513,300	852,978
Income taxes payable	219,390	163,927	253,224

Total current liabilities	1,097,834	1,156,806	1,467,746

Long-Term Liabilities
Long-term debt	588,624	629,612	589,130
Other	241,935	202,551	237,853

Total long-term liabilities	830,559	832,163	826,983

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares, 440.0 million shares and 441.2 million shares issued, respectively	441,369	440,011	441,212
Additional paid-in capital	1,600,059	1,577,396	1,599,278
Treasury stock at cost; 27.0 million shares, 6.7 thousand shares and 12.7 million shares, respectively	(492,655)	(245)	(244,691)
Retained earnings	739,975	394,868	707,429
Accumulated other comprehensive loss	(309,145)	(319,125)	(287,007)

Total stockholders’ equity	1,979,603	2,092,905	2,216,221

Total Liabilities and Stockholders’ Equity	$3,907,996	$4,081,874	$4,510,950

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
(Unaudited; in thousands, except per share amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net Sales (see Note 9)	$804,002	$768,994	$1,584,946	$1,514,277
Cost of sales (see Note 9)	437,654	412,670	866,921	789,947

Gross Profit	366,348	356,324	718,025	724,330
Advertising and promotion expenses	84,421	80,748	171,839	164,554
Other selling and administrative expenses	238,712	230,530	490,261	453,400
Restructuring charges	—	3,300	—	12,000

Operating Income	43,215	41,746	55,925	94,376
Interest expense	16,388	18,212	31,609	35,639
Interest (income)	(4,144)	(5,266)	(9,040)	(11,666)
Other non-operating (income), net	(1,519)	(22)	(11,538)	(3,070)

Income Before Income Taxes	32,490	28,822	44,894	73,473
Provision for income taxes	8,935	7,930	12,346	19,738

Net Income	$23,555	$20,892	$32,548	$53,735

Income Per Common Share – Basic
Net income	$0.06	$0.05	$0.08	$0.12

Weighted average number of common shares	419,177	439,700	423,673	438,986

Income Per Common Share – Diluted
Net income	$0.06	$0.05	$0.08	$0.12

Weighted average number of common and common equivalent shares	422,903	445,491	427,622	444,714

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Six Months Ended
(Unaudited; in thousands)	June 30, 2004	June 30, 2003
Cash Flows From Operating Activities:
Net income	$32,548	$53,735
Adjustments to reconcile net income to net cash flows used for operating activities:
Gain on sale of investments	(12,933)	—
Net (gain) loss on sale of other property, plant and equipment	(1,055)	91
Depreciation	87,595	86,927
Amortization	3,291	3,142
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(84,058)	(98,114)
Inventories	(179,716)	(188,651)
Prepaid expenses and other current assets	39,960	39,524
Accounts payable, accrued liabilities and income taxes payable	(402,323)	(504,618)
Deferred income taxes	(1,504)	(3,854)
Deferred compensation and other retirement plans	3,485	5,430
Other, net	(3,702)	6,853

Net cash flows used for operating activities	(518,412)	(599,535)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(43,417)	(48,582)
Purchases of other property, plant and equipment	(27,645)	(38,694)
Payment for businesses acquired	(12,955)	(4,839)
Proceeds from sale of investments	18,718	—
Proceeds from sale of other property, plant and equipment	2,437	1,002
Other, net	—	(552)

Net cash flows used for investing activities	(62,862)	(91,665)

Cash Flows From Financing Activities:
Short-term borrowings, net	57,047	(1,913)
Purchase of treasury stock	(255,130)	—
Payment of long-term debt	(11,319)	(30,000)
Exercise of stock options	7,319	33,100
Other, net	(508)	(608)

Net cash flows (used for) from financing activities	(202,591)	579

Effect of Currency Exchange Rate Changes on Cash	(5,296)	6,404

Decrease in Cash and Short-term Investments	(789,161)	(684,217)
Cash and Short-term Investments at Beginning of Period	1,152,681	1,267,038

Cash and Short-term Investments at End of Period	$363,520	$582,821

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Notes To Consolidated Financial Information

(Unaudited)

1.	The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, including those of a normal recurring nature, considered necessary for a fair presentation of the financial position and interim results of Mattel, Inc. and its subsidiaries (“Mattel”) as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. Because Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2003 Annual Report on Form 10-K.

2.	Accounts receivable are shown net of allowances for doubtful accounts of $27.2 million (June 30, 2004), $23.4 million (June 30, 2003), and $27.5 million (December 31, 2003).

3.	Inventories include the following:

(In thousands)	June 30, 2004	June 30, 2003	Dec. 31, 2003
Raw materials and work in process	$60,064	$63,384	$40,362
Finished goods	497,473	476,968	348,296

	$557,537	$540,352	$388,658

4.	Goodwill and other intangible assets are allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. Mattel’s reporting units for purposes of applying the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, are: Mattel Brands US Girls division, Mattel Brands US Boys division, Fisher-Price Brands US, American Girl Brands and International.

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2004, is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

(In thousands)	Dec. 31, 2003	Impact of Currency Exchange Rate Changes	June 30, 2004
Mattel Brands US Girls division	$35,141	$625	$35,766
Mattel Brands US Boys division	54,222	49	54,271
Fisher-Price Brands US	216,678	120	216,798
American Girl Brands	207,571	—	207,571
International	208,637	802	209,439

	$722,249	$1,596	$723,845

5.	Other assets include the following:

(In thousands)	June 30, 2004	June 30, 2003	Dec. 31, 2003
Deferred income taxes	$511,415	$511,499	$509,430
Identifiable intangibles	24,478	16,508	15,106
Other	234,476	254,703	243,416

	$770,369	$782,710	$767,952

6.	Long-term debt consists of the following:

(In thousands)	June 30, 2004	June 30, 2003	Dec. 31, 2003
6% senior notes due 2003	$—	$150,000	$—
6-1/8% senior notes due 2005	150,000	150,000	150,000
Medium-term notes due 2004 to 2013	440,000	450,000	450,000
10.15% mortgage note due 2005	39,612	40,505	40,069
Other	—	1,287	1,335

	629,612	791,792	641,404
Less: current portion	(40,988)	(162,180)	(52,274)

	$588,624	$629,612	$589,130

During the second quarter of 2004, Mattel repaid $10.0 million of medium-term notes upon maturity. During 2003, Mattel repaid its $150.0 million, 6% senior notes and $30.0 million of medium-term notes upon maturity.

7.	The calculation of comprehensive income (loss), net of tax, is as follows:

	For the Six Months Ended
(In thousands)	June 30, 2004	June 30, 2003
Net income	$32,548	$53,735
Currency translation adjustments	(23,724)	23,741
Net unrealized gain on securities:
Unrealized holding gains	3,478	5,542
Less: reclassification adjustment for realized (gains) included in net income	(5,991)	—

	(2,513)	5,542

Net unrealized gain (loss) on derivative instruments:
Unrealized holding (losses)	(10,915)	(33,030)
Less: reclassification adjustment for realized losses included in net income	15,014	25,269

	4,099	(7,761)

	$10,410	$75,257

The components of accumulated other comprehensive loss, net of tax, are as follows:

(In thousands)	June 30, 2004	June 30, 2003	Dec. 31, 2003
Currency translation adjustments	$(259,896)	$(270,278)	$(236,172)
Minimum pension liability adjustments	(60,042)	(52,321)	(60,042)
Net unrealized gain on securities	30,288	33,851	32,801
Net unrealized (loss) on derivative instruments	(19,495)	(30,377)	(23,594)

	$(309,145)	$(319,125)	$(287,007)

During the first quarter of 2004, Mattel sold marketable securities with a cost basis of $5.0 million for proceeds of $14.5 million. The pre-tax gain on these securities of $9.5 million, net of transaction costs, was recorded in other non-operating (income), net in the consolidated statement of operations for the six months ended June 30, 2004. As of June 30, 2004, Mattel has no marketable securities for which cost exceeds the fair market value of the securities.

8.	Mattel’s financial position is impacted by currency exchange rate fluctuations on translation of its net investment in foreign subsidiaries. Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary foreign currency translation exposures are on its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso and Indonesian rupiah. For the six months ended June 30, 2004, currency translation adjustments resulted in a net loss of $23.7 million, with losses from the weakening of the Euro, Indonesian rupiah, and Mexican peso against the US dollar being partially offset by strengthening of the British pound sterling against the US dollar. For the six months ended June 30, 2003, currency translation adjustments resulted in a net gain of $23.7 million from the strengthening of the Euro, British pound sterling, Indonesian rupiah, and Brazilian real against the US dollar being partially offset by losses from the weakening of the Mexican peso against the US dollar.

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

Transaction gains and losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Transaction (gains) losses included in:
Operating income	$(12,348)	$1,076	$(25,006)	$(3,179)
Other non-operating (income), net	(1,143)	(508)	(1,144)	(1,235)

Net transaction (gain) loss	$(13,491)	$568	$(26,150)	$(4,414)

9.	During the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Commencing October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, operating income, net income or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. For the three- and six-months ended June 30, 2003, close out sales classified as a reduction of cost of sales were $12.0 million and $25.3 million, respectively. Mattel does not believe that this amount is material, and therefore has not revised previously reported net sales and cost of sales amounts for these periods.

10.	Selling and administrative expenses include research and development expenses of $43.2 million and $40.8 million, and $83.0 million and $79.5 million for the three- and six-months ended June 30, 2004 and 2003, respectively.

11.	Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period.

Diluted income per common share is computed by dividing net income by the weighted average number of common shares and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share purchases at average market prices, as applicable. Nonqualified stock options totaling 26.3 million and 28.7 million were excluded from the calculation of diluted earnings per share for the three- and six-months ended June 30, 2004, respectively, because they were anti-dilutive. For both the three- and six-months ended June 30, 2003, nonqualified stock options totaling 12.2 million were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

12.	Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 4 to the Consolidated Financial Statements in Mattel’s 2003 Annual Report on Form 10-K.

The components of net periodic benefit cost for Mattel’s defined benefit pension plans are as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service cost	$1,800	$1,450	$3,689	$2,958
Interest cost	4,971	4,268	10,414	8,536
Expected return on plan assets	(5,336)	(4,777)	(10,795)	(9,553)
Amortization of:
Unrecognized prior service costs	(129)	(156)	(261)	(312)
Unrecognized net loss	1,885	599	3,850	1,198

	$3,191	$1,384	$6,897	$2,827

The components of net periodic benefit cost for Mattel’s postretirement benefit plans are as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service cost	$70	$9	$141	$18
Interest cost	886	866	1,772	1,732
Amortization of:
Unrecognized prior service costs	—	(79)	—	(158)
Unrecognized net loss	386	324	772	648

	$1,342	$1,120	$2,685	$2,240

During the three- and six-months ended June 30, 2004, Mattel made cash contributions totaling approximately $0.3 million and $0.5 million, respectively, to its defined benefit pension plans. Mattel expects to make cash contributions totaling approximately $2 million to its defined benefit pension plans for the year ending December 31, 2004, which is consistent with the estimate reported as of December 31, 2003. Mattel’s estimated cash contributions in 2004 do not reflect the provisions of the Pension Funding Equity Act of 2004. Mattel does not expect its 2004 funding requirements to decrease materially as a result of the provisions of the Pension Funding Equity Act of 2004.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act will provide plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans. Under Financial Accounting Standards Board (“FASB”) Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”) issued on May 19, 2004, Mattel has elected to defer accounting for the effects of the Act. As a result, the reported postretirement benefit plan cost for the three- and six-months ended June 30, 2004, does not reflect the effects of the Act on Mattel’s postretirement benefit plans. Mattel’s election to defer expires during the quarter ending September 30, 2004. Mattel is in the process of determining whether the prescription drug benefits provided under its postretirement benefit plans are actuarially equivalent as well as whether the enactment of the Act is a “significant event” pursuant to SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

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

Mattel has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost for nonqualified stock options been determined based on their fair value at the date of grant, consistent with the method of accounting prescribed by SFAS No. 123, Mattel’s net income and earnings per share would have been adjusted as follows:

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income
As reported	$23.5	$20.9	$32.5	$53.7
Stock option plans	(8.6)	(3.6)	(15.1)	(7.7)

Pro forma income	$14.9	$17.3	$17.4	$46.0

Income per share
Basic
As reported	$0.06	$0.05	$0.08	$0.12
Stock option plans	(0.02)	(0.01)	(0.04)	(0.02)

Pro forma basic income	$0.04	$0.04	$0.04	$0.10

Diluted
As reported	$0.06	$0.05	$0.08	$0.12
Stock option plans	(0.02)	(0.01)	(0.04)	(0.02)

Pro forma diluted income	$0.04	$0.04	$0.04	$0.10

The pro forma amounts shown above are not indicative of the pro forma effect in future periods since the estimated fair value of options is amortized to expense over the vesting period, and the number of options granted varies from period to period.

14.	Supplemental disclosure of cash flow information is as follows:

	For the Six Months Ended
(In thousands)	June 30, 2004	June 30, 2003
Cash paid during the period for:
Income taxes	$48,408	$53,271
Interest	34,478	36,532
Noncash investing and financing activities:
Liability for acquisitions	$1,024	$2,389

15.	Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Brands US, Fisher-Price Brands US and American Girl Brands.

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Brands – including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and ello™ (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, Batman™, Justice League™, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands – including Fisher-Price®, Little People®, Rescue Heroes®, See ’N Say®, BabyGear™, PowerTouch™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh and Disney preschool and plush (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands – including American Girl Today®, The American Girls Collection® and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

The International segment sells products in all toy categories, except American Girl Brands.

The tables below present information about revenues, income and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (hereinafter referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income (loss) from operations based on the adjustments recorded in the financial accounting systems. Segment income (loss) from operations represents operating income, while consolidated income from operations represents income before income taxes as reported in the consolidated statements of operations. The corporate and other category includes costs not allocated to individual segments, including charges related to the financial realignment plan, incentive compensation and corporate headquarters functions managed on a worldwide basis. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues
Domestic:
Mattel Brands US	$224,540	$227,662	$487,189	$521,421
Fisher-Price Brands US	215,874	214,751	398,693	380,599
American Girl Brands	49,142	41,587	103,269	87,992

Total Domestic	489,556	484,000	989,151	990,012
International	389,793	349,182	743,765	655,705

Gross sales	879,349	833,182	1,732,916	1,645,717
Sales adjustments	(75,347)	(64,188)	(147,970)	(131,440)

Net sales	$804,002	$768,994	$1,584,946	$1,514,277

Segment Income (Loss)
Domestic:
Mattel Brands US	$33,227	$36,362	$73,599	$106,155
Fisher-Price Brands US	2,924	13,625	3,829	14,945
American Girl Brands	(2,623)	(2,874)	(2,908)	(4,537)

Total Domestic	33,528	47,113	74,520	116,563
International	15,473	20,944	22,260	40,254

	49,001	68,057	96,780	156,817
Corporate and other expense (a)	5,786	26,311	40,855	62,441

Operating income	43,215	41,746	55,925	94,376
Interest expense	16,388	18,212	31,609	35,639
Interest (income)	(4,144)	(5,266)	(9,040)	(11,666)
Other non-operating (income), net	(1,519)	(22)	(11,538)	(3,070)

Income before income taxes	$32,490	$28,822	$44,894	$73,473

(a)	For the three- and six-months ended June 30, 2004, corporate and other includes $4.4 million and $15.2 million, respectively, of charges related to severance. For the three- and six-months ended June 30, 2003, corporate and other includes $13.1 million and $24.7 million of charges, respectively, related to the financial realignment plan.

(In thousands)	June 30, 2004	June 30, 2003	Dec. 31, 2003
Assets
Domestic:
Mattel Brands US	$313,797	$298,033	$243,934
Fisher-Price Brands US	231,565	228,444	149,158
American Girl Brands	71,571	69,821	64,877

Total Domestic	616,933	596,298	457,969
International	502,614	460,958	434,286

	1,119,547	1,057,256	892,255
Corporate and other	60,652	86,785	40,291

Accounts receivable and inventories	$1,180,199	$1,144,041	$932,546

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Worldwide Revenues
Mattel Brands	$513,299	$494,691	$1,045,400	$1,027,035
Fisher-Price Brands	314,614	295,622	578,612	528,896
American Girl Brands	49,142	41,587	103,269	87,992
Other	2,294	1,282	5,635	1,794

Gross sales	879,349	833,182	1,732,916	1,645,717
Sales adjustments	(75,347)	(64,188)	(147,970)	(131,440)

Net sales	$804,002	$768,994	$1,584,946	$1,514,277

As discussed in Note 9 to the consolidated financial information, effective October 1, 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Commencing October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, operating income, net income, income per common share, or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. For purposes of comparing gross sales from 2003 to 2004, the following table provides the quantification of close out sales classified as a reduction of cost of sales by segment and worldwide for the three- and six-months ended June 30, 2003:

(In thousands)	For the Three Months Ended	For the Six Months Ended
Segment
Domestic:
Mattel Brands US	$7,169	$11,612
Fisher-Price Brands US	2,364	8,298
American Girl Brands	—	—

Total Domestic	9,533	19,910
International	2,510	5,467

	$12,043	$25,377

Worldwide
Mattel Brands	$9,075	$15,856
Fisher-Price Brands	2,925	9,461
American Girl Brands	—	—
Other	43	60

	$12,043	$25,377

16.	In 2003, Mattel completed its financial realignment plan, originally announced during the third quarter of 2000, designed to improve gross profit; selling and administrative expenses; operating income; and cash flows. Since its inception, Mattel recorded a total pre-tax charge of $250.0 million, or approximately $171 million after-tax, of which approximately $123 million represented cash expenditures and $48 million represented noncash writedowns.

A summary of the components of the financial realignment plan is as follows:

	For the Year Ended
(In millions)	2000	2001	2002	2003	Total
Gross profit	$78.6	$28.2	$10.4	$4.1	$121.3
Advertising and promotion expenses	4.8	0.3	—	—	5.1
Other selling and administrative expenses	13.4	6.0	13.3	8.6	41.3
Restructuring and other charges	22.9	15.7	24.6	12.7	75.9
Other non-operating expense, net	5.5	—	—	0.9	6.4

Pre-tax charges	$125.2	$50.2	$48.3	$26.3	$250.0

Approximate after-tax charges	$84	$35	$32	$20	$171

During the three-months ended June 30, 2003, Mattel recorded pre-tax charges of $14.0 million related to the financial realignment plan. The 2003 second quarter charges were largely related to termination of a licensing arrangement; restructuring of Corolle, Mattel’s French doll business; streamlining back office functions; and consolidation of two manufacturing facilities in Mexico. These charges are included in Cost of Sales ($2.4 million), Other Selling and Administrative Expenses ($7.4 million), Restructuring and Other Charges ($3.3 million) and Other Non-Operating (Income), Net ($0.9 million) in the consolidated statement of operations. For the six-months ended June 30, 2003, Mattel recorded total pre-tax charges related to the financial realignment plan of $25.6 million. The year-to-date charges relate to the actions described above and the consolidation of the US Girls and US Boys-Entertainment segments under the Mattel Brands US segment. The year-to-date charges are included in Cost of Sales ($4.1 million), Other Selling and Administrative Expenses ($8.6 million), Restructuring and Other Charges ($12.0 million) and Other Non-Operating (Income), Net ($0.9 million) in the consolidated statement of operations.

For the three- and six-months ended June 30, 2003, Mattel recorded $3.3 million and $12.0 million, respectively, of pre-tax restructuring charges in connection with the financial realignment plan, primarily related to consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands US and the restructuring of its Corolle doll business in France. Since inception, included in the total pre-tax charges of $250.0 million were total pre-tax restructuring charges of $75.9 million, of which $0.7 million has not yet been paid as of June 30, 2004. The restructuring charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and American Girl, asset writedowns and other costs associated with the closure of Mattel’s manufacturing and distribution facilities in Murray, KY (“North American Strategy”), closure of certain international offices, and consolidation of facilities.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Brands – including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and ello™ (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Nickelodeon®, Harry Potter™, Yu-Gi-Oh!™, He-Man® and Masters of the Universe®, Batman™, Justice League™, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands – including Fisher-Price®, Little People®, Rescue Heroes®, See ’N Say®, BabyGear™, PowerTouch™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh and Disney preschool and plush (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands – including American Girl Today®, The American Girls Collection® and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

During 2003 and continuing in the first half of 2004, there were several factors that had a negative impact on Mattel’s revenue in the US, including increased competition in the doll and various boys toys categories, retail consolidation and aggressive retail pricing. In addition, management believes that its fourth quarter and full year 2003 results were negatively affected by a shift in consumer purchases to later in the holiday season and increased purchase of gift cards. This shift in the timing of consumer purchases compared to prior years changed the re-order pattern of Mattel’s products by retailers during the holiday season. When consumers purchase toys in October or November, retailers are typically inclined to re-order more toys to restock their shelves for the holiday season. However, when consumers buy products late in December or purchase gift cards that will be used after the holidays, retailers have less incentive to refill their shelves with holiday products. Mattel’s management expects that some or all of these factors may continue and may have an impact on future results of operations.

Mattel previously announced plans to increase its focus on revenue growth in 2004. These plans include strategies aimed at strengthening its core brands and expanding its presence in the interactive learning category. Mattel has initiated value enhancement strategies that include more open packaging and additional items in the package to enhance value perception with consumers. Additionally, management intends to rebuild its fashion doll category. In 2004, Mattel commenced its strategy to re-establish the Barbie® brand into content-driven product lines pursuant to a “worlds of” strategy in which stories are told through movies, books, magazines and music. Product lines, including dolls and accessories, are being created to complement these stories. The “worlds of” Barbie® products introduced in 2004 are geared to different age segments in an attempt to maintain the brand’s broad appeal among girls and their parents. For instance, for younger girls, there are stories and products with a fantasy theme such as princesses and fairies, while for older girls, the My Scene™ line includes the launch of a full-length DVD accompanied by a product line that complements the targeted theme. Through the first half of 2004, approximately one-third of the Barbie® products available at retail were developed using the “worlds of” strategy. Management believes that this will increase to approximately two-thirds by fall of 2004 with the full product line available for sale to customers in 2005. In the interactive learning category, Mattel intends to capitalize on a sizable opportunity by developing innovative platforms, such as Laugh & Learn™ for infants, Learn Through Music for toddlers, and InteracTV™ for preschoolers. These initiatives are management’s primary strategic actions to strengthen its product lines and promote revenue growth.

Additionally, Mattel intends to continue its emphasis on globalizing its brands. Management believes the reorganization in the first quarter of 2003, which combined the US Girls and US Boys-Entertainment segments under the Mattel Brands US segment, should allow Mattel to help achieve this goal through optimizing the strengths, and leveraging the talents of, personnel managing the brands on a global basis. The International segment continues to benefit from Mattel’s strategic focus on globalizing its brands, including improved product availability and better alignment of worldwide marketing and sales plans. Management intends to continue focusing on maintaining a high level of business performance in the eight geographies that represented approximately 75% of the gross sales of Mattel’s International segment at December 31, 2003: United Kingdom, France, Germany, Italy, Spain, Northern Europe, Canada, and Mexico. Management believes that maintaining a high level of business performance in these geographies will give Mattel a greater degree of freedom to be opportunistic in markets where its business is smaller and less developed. Management expects that this strategy should enable Mattel to seek opportunities in smaller and less developed markets, while maintaining stability in these larger markets. Mattel’s long-term goal is to generate 50% of its sales in markets outside of the US by continuing to grow its international business at a higher rate than in the US. However, while management believes that Mattel will continue to grow its International segment sales at a higher rate than in the US, primarily due to gains in market share, it will be difficult to maintain the same level of sales growth achieved over the last three years, especially if the value of the US dollar strengthens against the major foreign currencies.

Second Quarter

Consolidated Results

Net income for the second quarter of 2004 was $23.5 million, or $0.06 per diluted share, as compared to net income of $20.9 million, or $0.05 per diluted share, in the second quarter of 2003. Profitability in the second quarter of 2004 compared to the prior year was largely driven by sales growth, partially offset by a 70 basis point decline in gross profit, as a percentage of net sales, due to increased sales of lower margin products, including the impact of sales mix, change in classification of close out sales and value enhancement initiatives, and increased royalty costs. Other items that had an impact on profitability in the second quarter of 2004 were a pre-tax charge of $4.4 million, mainly related to the integration of the Matchbox® and Tyco® R/C business located in New Jersey into the Hot Wheels® business in California and ongoing external cost pressures in areas such as employee-related costs and insurance, which were offset by net favorable legal settlements totaling $10.1 million. During the second quarter of 2003, Mattel’s results of operations reflected pre-tax charges totaling $14.0 million related to the financial realignment plan.

Changes in currency exchange rates also provided an overall benefit to Mattel’s results of operations in the second quarter of 2004. Net sales in the second quarter of 2004 were $804.0 million, a 5% increase compared to $769.0 million in the second quarter of 2003, including a benefit from changes in currency exchange rates of 2 percentage points. While Mattel enters into hedges to limit the effect of currency exchange rate fluctuations, management cannot predict the impact of changes in currency exchange rates, favorable or unfavorable, on future results of operations. See Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

In the second quarter of 2004, a major thunderstorm damaged a Mattel distribution center located in Texas, which distributes and warehouses finished product for Mattel. Mattel believes it is adequately insured against all losses sustained and is in the process of determining the value of its claim. This event had no material impact on the results of operations in the second quarter and Mattel does not expect this event to have a material impact on its results of operations for the year ending December 31, 2004.

The following table provides a summary of Mattel’s consolidated results for the second quarter of 2004 and 2003:

	For the Three Months Ended June 30,
	2004		2003
(In millions, except percentage information)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$804.0	100.0%	$769.0	100.0%

Gross profit	$366.3	45.6%	$356.3	46.3%
Advertising and promotion expenses	84.4	10.5	80.8	10.5
Other selling and administrative expenses	238.7	29.7	230.5	30.0
Restructuring charges	—	—	3.3	0.4

Operating income	43.2	5.4	41.7	5.4
Interest expense	16.4	2.0	18.2	2.4
Interest (income)	(4.1)	(0.5)	(5.3)	(0.7)
Other non-operating (income), net	(1.5)	(0.1)	—	—

Income before income taxes	$32.4	4.0%	$28.8	3.7%

Worldwide gross sales for the second quarter of 2004 increased 6%, which included a benefit from changes in currency exchange rates of 2 percentage points. Gross sales in the US increased 1% from the second quarter of 2003 and accounted for 56% of consolidated gross sales in 2004 compared to 58% in 2003, reflecting continued inventory management by retailers and increased competition in the doll category. In the second quarter of 2004, gross sales in international markets increased 12% compared to 2003, including a 4 percentage point benefit from changes in currency exchange rates.

During the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. Effective October 1, 2003, close out sales previously classified as a reduction of cost of sales are now classified as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, operating income, net income, income per common share, or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. For the second quarter of 2003, close out sales, which were classified as a reduction of cost of sales, were $12.0 million, resulting in a 1.6 percentage point benefit to net sales for the second quarter of 2004 when compared to the second quarter of 2003.

Worldwide gross sales of Mattel Brands increased 4% in the second quarter of 2004 to $513.3 million, including a 2 percentage point benefit from changes in currency exchange rates. Domestic gross sales decreased 1% and international gross sales increased 8%, including a 3 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Barbie® declined 13% from 2003, including a benefit from changes in currency exchange rates of 1 percentage point. Domestic gross sales of Barbie® declined 15% and international gross sales of Barbie® declined 11%, including a benefit of 3 percentage points from changes in currency exchange rates. Worldwide gross sales of Other Girls Brands were flat compared to 2003 and included a benefit of 2 percentage points from changes in currency exchange rates. Worldwide gross sales in the Wheels category were up 22%, which included a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Hot Wheels® were up 37%, driven by double-digit growth in both domestic and international markets due to new product introductions. Worldwide gross sales in the Entertainment category increased 31%, including a 3 percentage point benefit from changes in currency exchange rates, primarily due to increased sales of Harry Potter™ and other Warner Bros. properties, including Batman™ and Justice League™, and continued strong sales of games and puzzles.

Worldwide gross sales of Fisher-Price Brands increased 6% in the second quarter of 2004 to $314.6 million, including a 1 percentage point benefit from changes in currency exchange rates. International gross sales increased 22%, including a 4 percentage point benefit from changes in currency exchange rates, while domestic gross sales increased 1%. Worldwide gross sales of Core Fisher-Price® products were up 12%, including a benefit of 2 percentage points from changes in currency exchange rates, reflecting double-digit growth internationally as well as solid growth in the US driven by continued success in the Infant and BabyGear™ product lines and gains in the interactive learning category.

American Girl Brands gross sales increased 18% in the second quarter of 2004 to $49.1 million, driven primarily by the opening of the American Girl Place® store in New York City in November 2003 and increased sales of American Girl Today®, American Girl Collection® and Hopscotch Hill School™ products.

Gross profit, as a percentage of net sales, was 45.6% in the second quarter of 2004, compared to 46.3% in the second quarter of 2003. The decline in gross profit, as a percentage of net sales, resulted from sales of lower margin products, including the impact of sales mix, change in the classification of close out sales and value enhancement initiatives, as well as higher royalty costs and external cost pressures. A benefit from changes in currency exchange rates, a charge taken in the second quarter of 2003 for plant consolidation and savings generated from continuous improvement programs partially mitigated the decline in gross profit resulting from the items discussed above for the second quarter of 2004. Mattel plans to continue to invest in value enhancement initiatives and expects the external cost pressures to continue in 2004 and is actively pursuing actions to offset or minimize these costs. If the current trend in sales mix continues, gross profit may be negatively impacted. In 2003, gross profit benefited from savings realized from the financial realignment plan, supply chain initiatives and favorable sales mix, partially offset by a $2.4 million financial realignment plan charge, primarily related to the consolidation of two of Mattel’s manufacturing facilities in Mexico.

Advertising and promotion expense was 10.5% of net sales in both the second quarter of 2004 and 2003. Mattel expects advertising and promotion expense, as a percentage of net sales, to remain at a level fairly consistent with 2003 to support its plan to invest in the business to drive long-term performance.

Other selling and administrative expenses were $238.7 million, or 29.7% of net sales, in the second quarter of 2004, compared to $230.5 million, or 30.0% of net sales, in the second quarter of 2003. Other selling and administrative expenses increased in the second quarter of 2004, primarily due to the following:

•	Investment in continuous improvement initiatives, including a $4.4 million charge for severance, primarily related to the relocation of the Matchbox® and Tyco® R/C Brands from New Jersey to California to take advantage of synergies in the Wheels business;

•	Higher insurance and employee-related costs;

•	The negative effect of changes in currency exchange rates on overhead expenses incurred in international markets, primarily Europe; and

•	Higher overhead costs associated with the new American Girl Place® store in New York City that opened in November 2003.

The overall increase in other selling and administrative expenses was partially mitigated by net favorable legal settlements and a continued focus on controlling costs. Other selling and administrative expenses in the second quarter of 2003 included a $7.4 million financial realignment plan charge, largely related to the termination of a licensing arrangement and streamlining back office functions.

Non-Operating Items

Interest expense decreased from $18.2 million in the second quarter of 2003 to $16.4 million in the second quarter of 2004 due to lower average long-term debt in 2004 as a result of the repayment of $180.0 million in medium- and long-term debt during 2003, partially offset by higher average short-term borrowings in 2004.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment is further divided into Mattel Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Brands US gross sales decreased 1% in the second quarter of 2004 compared to the second quarter of 2003. Within this segment, Barbie® gross sales declined 15%. The Wheels category experienced an increase in gross sales in the second quarter of 2004 driven by new product introductions in the Hot Wheels® product line, partially offset by declines in sales of Matchbox® and Tyco® R/C brands. Gross sales in the Entertainment category were higher, largely due to strong sales of Harry Potter™ and games and puzzles. Management believes that the overall decrease in the Mattel Brands US segment sales is the result of continued effort by retailers to manage their inventories and from increased competition in the doll category. Mattel Brands US segment income decreased 9% to $33.2 million in the second quarter of 2004, primarily due to lower sales and a decline in gross profit, as a percentage of net sales, caused primarily by sales of lower margin products, including the impact of value enhancement initiatives, change in classification of close out sales and sales mix.

Fisher-Price Brands US gross sales increased 1% in the second quarter of 2004 compared to the second quarter of 2003, reflecting an increase in sales of Core Fisher-Price® products, due to strong sales of Infant and BabyGear™ products, partially offset by a decrease in sales of Fisher-Price® Friends. Fisher-Price Brands US segment income decreased from $13.6 million in the second quarter of 2003 to $2.9 million in the second quarter of 2004, primarily due to increased sales of lower margin products and higher royalty expense.

American Girl Brands gross sales increased 18% in the second quarter of 2004 compared to 2003, primarily as a result of the higher sales volume generated by the opening of the American Girl Place® store in New York City in November 2003. American Girl Brands segment loss decreased from $2.9 million in the second quarter of 2003 to $2.6 million in the second quarter of 2004, driven by higher sales volume and improved gross profit, partially offset by higher overhead costs associated with its new retail store in New York City.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the three months ended June 30, 2004 versus the three months ended June 30, 2003:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	4	6
Latin America	18	(4)
Canada	(3)	2
Asia Pacific	53	8

Total International	12	4

International gross sales increased 12% in the second quarter of 2004 compared to the second quarter of 2003, including a benefit from changes in currency exchange rates of 4 percentage points. International gross sales of Barbie® decreased 11%, including a benefit of 3 percentage points from changes in currency exchange rates. Strong growth in Hot Wheels® products drove the double-digit increase in gross sales in the Wheels category. Gross sales in the Entertainment category also increased by double-digits, due to increased sales of Harry Potter™ and other Warner Bros. properties, including Justice League™ and Batman™, and games and puzzles. Fisher-Price Brands gross sales increased 22%, including a 4 percentage point benefit from changes in currency exchange rates, reflecting strong sales of Core Fisher-Price® products. International segment income decreased 26% in the second quarter of 2004, largely due to a decrease in gross profit as a result of a sales mix shift to lower margin products, pricing adjustments on certain products in Europe to remain competitive given the strength of the Euro versus the US dollar, and increased external costs and higher royalty costs.

Results of Operations - First Half

Consolidated Results

Net income for the first half of 2004 was $32.5 million, or $0.08 per diluted share, as compared to net income of $53.7 million, or $0.12 per diluted share, in the first half of 2003. A decline in gross profit, due to sales of lower margin products, including the impact of sales mix and value enhancement initiatives, external cost pressures and higher royalty costs were the primary drivers for lower profitability in the first half of 2004. Also contributing to the decline in first half profitability was a pre-tax charge of $15.2 million, primarily related to the elimination of approximately 260 positions as a result of headcount reductions at certain domestic and international locations, and integration of the Matchbox® and Tyco® R/C business located in New Jersey into its Hot Wheels® business in California to take advantage of synergies in the Wheels business. These increased costs were partially offset by net favorable legal settlements totaling $10.1 million and gains on the sale of investments. For the first half of 2003, profitability was negatively impacted by pre-tax charges totaling $25.6 million related to the financial realignment plan.

For the first half of 2004, changes in currency exchange rates provided an overall benefit to Mattel’s results of operations. Net sales in the first half of 2004 were $1.6 billion, a 5% increase compared to $1.5 billion in the first half of 2003, including a benefit from changes in currency exchange rates of 3 percentage points.

The following table provides a summary of the consolidated results for the first half of 2004 and 2003:

	For the Six Months Ended
	June 30, 2004		June 30, 2003
(In millions, except percentage information)	Amounts	% of Net Sales	Amounts	% of Net Sales
Net sales	$1,584.9	100.0%	$1,514.3	100.0%

Gross profit	$718.0	45.3%	$724.3	47.8%
Advertising and promotion expenses	171.8	10.9	164.6	10.9
Other selling and administrative expenses	490.3	30.9	453.4	29.9
Restructuring charges	—	—	12.0	0.8

Operating income	55.9	3.5	94.3	6.2
Interest expense	31.6	2.0	35.6	2.4
Interest (income)	(9.0)	(0.6)	(11.7)	(0.8)
Other non-operating (income), net	(11.5)	(0.7)	(3.0)	(0.2)

Income before income taxes	$44.8	2.8%	$73.4	4.8%

Worldwide gross sales for the first half of 2004 increased 5% compared to the first half of 2003, including a 3 percentage point benefit from changes in currency exchange rates. Gross sales in the US remained essentially flat and accounted for 57% of consolidated gross sales in 2004 compared to 60% in 2003. Gross sales for the first half of 2004 in international markets increased 13% compared to 2003, including a 7 percentage point benefit from changes in currency exchange rates.

During the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. Effective October 1, 2003, close out sales previously classified as a reduction of cost of sales are now classified as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, operating income, net income, income per common share, or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. For the first half of 2003, close out sales, which were classified as a reduction of cost of sales, were $25.3 million, resulting in a 1.7 percentage point benefit to net sales for the first half of 2004 when compared to the first half of 2003.

Worldwide gross sales of Mattel Brands in the first half of 2004 increased 2% to $1.0 billion, including a 4 percentage point benefit from changes in currency exchange rates. Domestic gross sales decreased 7% and international gross sales increased 10%, including a benefit from changes in currency exchange rates of 7 percentage points. Worldwide gross sales of Barbie® decreased 9% from 2003, including a benefit from changes in currency exchange rates of 4 percentage points. Domestic gross sales of Barbie® decreased 15% and international gross sales of Barbie® decreased 4%, including a 7 percentage point benefit from changes in currency exchange rates, as a result of competition in the doll category. Worldwide gross sales in the Wheels category increased 10% compared to 2003, including a 3 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of the Hot Wheels® product line increased by double-digits, driven by international growth resulting from new product introductions. Worldwide gross sales in the Entertainment category increased compared to 2003, mainly attributable to strong sales of Warner Bros. properties and games and puzzles.

Worldwide gross sales of Fisher-Price Brands in the first half of 2004 compared to the first half of 2003 increased 9% to $578.6 million, including a benefit of 2 percentage points from changes in currency exchange rates. Domestic gross sales increased 5%, while international sales grew 21%, including an 8 percentage point benefit from changes in currency exchange rates. The increase in the sales over 2003 was mainly attributable to new learning products introduced in the fall of 2003.

Gross sales of American Girl Brands increased 17% in the first half of 2004 over the first half of 2003 to $103.3 million, due primarily to the opening of the American Girl Place® store in New York City in November 2003 with continued strength in American Girl Today® and the introduction of the Hopscotch Hill School™ brand.

Gross profit, as a percentage of net sales, was 45.3% in the first half of 2004, compared to 47.8% in the first half of 2003. The decrease in gross profit, as a percentage of net sales, resulted from sales of lower margin products, including the impact of sales mix, change in the classification of close out sales and value enhancement initiatives, external cost pressures and higher royalty costs. This decline was partially offset by the benefit from changes in currency exchange rates and savings generated from continuous improvement programs. Mattel plans to continue to invest in value enhancement initiatives and expects the external cost pressures to continue during the remainder of 2004 and is actively pursuing actions to offset or minimize these costs. In the first half of 2003, the higher gross profit, as a percentage of net sales, was due to savings realized from the financial realignment plan and supply chain initiatives, and favorable sales mix. Cost of sales in the first half of 2003 includes a charge of $4.1 million for the financial realignment plan, primarily related to the consolidation of two of Mattel’s manufacturing facilities in Mexico.

Advertising and promotion expense was 10.9% of net sales in both the first half of 2004 and 2003. Mattel expects advertising and promotion expense, as a percentage of net sales, to remain at a level fairly consistent with 2003 to support its plan to invest in the business to drive long-term performance.

Other selling and administrative expenses were $490.3 million, or 30.9% of net sales, in the first half of 2004, compared to $453.4 million, or 29.9% of net sales, in the first half of 2003. Other selling and administrative expenses increased in the first half of 2004, primarily due to the following:

•	Investment in continuous improvement activities, including a charge of $15.2 million for severance related to the elimination of approximately 260 positions as a result of headcount reductions at certain domestic and international locations and relocation of the Matchbox® and Tyco® R/C Brands from New Jersey to California to take advantage of synergies in the Wheels business;

•	Higher insurance and employee-related costs;

•	The negative effect of changes in currency exchange rates on overhead expenses incurred in international markets, primarily Europe; and

•	Higher overhead costs associated with the new American Girl Place® store in New York City that opened in November 2003.

The overall increase in other selling and administrative expenses was partially mitigated by net favorable legal settlements and a continued focus on controlling costs. Other selling and administrative expenses in the first half of 2003 includes an $8.6 million financial realignment plan charge, largely related to streamlining back office functions and the termination of a licensing arrangement.

Non-Operating Items

Interest expense decreased from $35.6 million in the first half of 2003 to $31.6 million in the first half of 2004 due to lower average long-term debt in the first half of 2004 as a result of the repayment of $180.0 million in long-term debt during 2003, partially offset by higher average short-term borrowings in the first half of 2004. Interest income decreased from $11.7 million in 2003 to $9.0 million in 2004, due to lower average interest rates in 2004 relative to 2003. Other non-operating (income), net was $11.5 million in 2004 compared to $3.0 million in 2003, primarily due to gains on sales of marketable securities during the first quarter of 2004.

As of June 30, 2004, the pre-tax unrealized holding gains on marketable equity securities held by Mattel were $48.1 million ($30.3 million after-tax). Prospectively, management expects to periodically sell additional marketable securities.

Business Segment Results

Domestic Segment

Mattel Brands US gross sales decreased 7% in the first half of 2004 compared to the first half of 2003. Within this segment, gross sales of Barbie® declined 15%. Management believes that Mattel Brands US segment sales continue to be negatively impacted by the continued effort by retailers to manage their inventories and from increased competition in the doll category. Mattel Brands US segment income decreased 31% to $73.6 million in the first half of 2004, primarily due to lower sales and a decline in gross profit resulting from increased sales of lower margin products, including the impact of sales mix, change in classification of close out sales and value enhancement initiatives, external cost pressures and increased royalty costs.

Fisher-Price Brands US gross sales increased 5% in the first half of 2004 compared to 2003, reflecting an increase in sales of Core Fisher-Price®, mainly Infant and BabyGear™ products. Fisher-Price Brands US segment income decreased from $14.9 million in the first half of 2003 to $3.8 million in the first half of 2004, primarily due to increased sales of lower margin products and increased royalty expense.

American Girl Brands gross sales increased 17% in the first half of 2004 compared to 2003, primarily as a result of the higher sales volume generated by the opening of American Girl Place® store in New York City in November 2003. American Girl Brands segment loss decreased from $4.5 million in the first half of 2003 to $2.9 million in the first half of 2004, driven by higher sales volume and improved gross profit, partially offset by higher overhead costs associated with its new retail store in New York City.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the six months ended June 30, 2004 versus the six months ended June 30, 2003:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	6	10
Latin America	30	(2)
Canada	8	7
Asia Pacific	47	11

Total International	13	7

International segment gross sales increased 13% in the first half of 2004 compared to the first half of 2003, which included a benefit from changes in currency exchange rates of 7 percentage points. Gross sales of Barbie® decreased 4%, including a benefit from changes in currency exchange rates of 7 percentage points. Gross sales in the Wheels category were higher in the first half of 2004 compared to the first half of 2003, mainly due to double-digit growth in Hot Wheels® products. Gross sales in the Entertainment category increased in the first half of 2004 compared to the first half of 2003, primarily due to strong sales of Warner Bros. properties, including Justice League™, Batman™ and Harry Potter™, and increased sales of Yu-Gi-Oh™ and games and puzzles. Fisher-Price Brands gross sales increased 21%, including a benefit from changes in currency exchange rates of 8 percentage points, due to strong growth in Core Fisher-Price® products and Fisher-Price® Friends. International segment income decreased 45% in the first half of 2004 compared to the first half of 2003 as a result of a sales mix shift to lower margin products, price adjustments on certain products in Europe to remain competitive given the strength of the Euro versus the US dollar, and increased external cost pressures.

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

Mattel exceeded the targeted initial cumulative pre-tax cost savings of approximately $200 million, achieving cumulative pre-tax cost savings of approximately $221 million, of which approximately $55 million, $87 million and $79 million were realized in 2001, 2002 and 2003, respectively.

A summary of the components of the financial realignment plan is as follows:

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

For the three- and six-months ended June 30, 2003, Mattel recorded $3.3 million and $12.0 million, respectively, of pre-tax restructuring charges in connection with the financial realignment plan, primarily related to consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands US and the restructuring of its Corolle doll business in France. The restructuring charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and American Girl, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity for the first half of 2004 were cash on hand at the beginning of the year and short-term seasonal borrowings. Cash flows from operations could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or realized shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Operating Activities

Cash flows used for operating activities decreased by $81.1 million to $518.4 million for the first half of 2004 compared to $599.5 million in the first half of 2003, largely due to lower use of cash for working capital, partially offset by the decrease in income from operations. The working capital improvement was partially attributable to the decrease in the amount of incentive compensation payments made in the first quarter of 2004 compared to the first quarter of 2003, lower inventory build and higher accounts receivable collections. Working capital in the first quarter of 2003 was negatively impacted by payments of year end 2002 accruals for incentive compensation and the shareholder litigation settlement.

Investing Activities

During the first half of 2004 and 2003, Mattel used cash flows of $62.9 million and $91.7 million, respectively, for investing activities, primarily in tooling and other property, plant and equipment to support existing and new products and its long-term information technology strategy. In 2004, the investment in tooling and other property, plant and equipment was partially offset by proceeds from the sale of investments.

Financing Activities

Cash flows used for financing activities in the first half of 2004 increased $203.2 million to $202.6 million, primarily due to the purchase of 14.7 million shares of treasury stock and repayment of medium-term notes upon maturity, partially offset by increased short-term borrowings. During the second half of 2004, Mattel intends to repay $40.0 million in medium-term notes upon maturity.

Capital and Investment Framework

To guide future capital deployment decisions, with a goal of maximizing shareholder value, Mattel’s board of directors in 2003 established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital;

•	To maintain a year-end debt-to-capital ratio of about 25%;

•	To invest approximately $180 million to $200 million in capital expenditures annually to maintain and grow the business;

•	To make strategic acquisitions consistent with Mattel’s vision of providing “the world’s premier toy brands – today and tomorrow”; and

•	To return excess funds to shareholders through dividends and share repurchases.

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

Seasonal Financing

Mattel’s financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when inventories are at their highest levels in anticipation of expected second half sales volume and when accounts receivable are at their highest levels due to increased sales volume, consistent with the industry taken as a whole. Mattel expects to finance its seasonal working capital requirements for the next twelve months by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables, and using various short-term bank lines of credit. In the first quarter of 2004, Mattel amended and restated its domestic unsecured committed revolving credit facility. The size of the facility was increased to $1.30 billion, and the expiration date of the facility was extended to March 2007. The other terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the second quarter of 2004. As of June 30, 2004, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.28 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 12.71 to 1 (compared to a minimum allowed of 3.50 to 1). The unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

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

No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Bank Nederland N.V. and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH effective June 29, 2003, the commitment termination date for the European receivables facility was extended to June 24, 2005.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

(In millions)	June 30, 2004	June 30, 2003	Dec. 31, 2003
Receivables sold pursuant to the:
Domestic receivables facility	$58.9	$55.6	$279.5
European receivables facility	56.2	64.9	94.5
Other factoring arrangements	12.5	—	82.0

	$127.6	$120.5	$456.0

Financial Position

Mattel’s cash and short-term investments decreased $219.3 million to $363.5 million at June 30, 2004, compared to $582.8 million at June 30, 2003, primarily due to the purchase of treasury stock, payment of dividends, repayment of long-term debt upon maturity and investment in capital, largely offset by cash flows generated from operating activities. Compared to year end 2003, cash and short-term investments decreased $789.2 million, primarily due to cash flows used for operating activities and the purchase of treasury stock. Accounts receivable, net increased $78.8 million to $622.7 million at June 30, 2004 compared to $543.9 million at year end 2003, primarily due to the seasonality of collections. Inventories increased $168.9 million to $557.5 million at June 30, 2004 compared to $388.7 million at year end 2003 caused by the seasonal inventory buildup to support sales in the second half of the year.

Current portion of long-term debt decreased $121.2 million to $41.0 million at June 30, 2004 compared to $162.2 million at June 30, 2003, primarily due to repayment of the $150.0 million of 6% senior notes and $10.0 million of medium-term notes upon maturity, partially offset by the reclassification of $40.0 million of medium-term notes from long-term debt to current portion of long-term debt based on their maturity in 2004. Accrued liabilities decreased $385.2 million since year end 2003 to $467.7 million at June 30, 2004, mainly due to lower receivables collections due to bank related to the European receivables facility, payment of incentive compensation, and lower advertising and royalty accruals.

A summary of Mattel’s capitalization is as follows:

(In millions, except percentage information)	June 30, 2004		June 30, 2003		Dec. 31, 2003
Medium-term notes	$400.0	14%	$440.0	15%	$400.0	13%
Senior notes	150.0	5	150.0	5	150.0	5
Other long-term debt obligations	38.6	1	39.6	1	39.1	1

Total long-term debt	588.6	20	629.6	21	589.1	19
Other long-term liabilities	241.9	9	202.6	7	237.9	8
Stockholders’ equity	1,979.6	71	2,092.9	72	2,216.2	73

	$2,810.1	100%	$2,925.1	100%	$3,043.2	100%

Total long-term debt decreased $41.0 million at June 30, 2004 compared to June 30, 2003 due to the aforementioned reclassification of the $40.0 million of medium-term notes maturing in the next twelve months to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and the issuance of long-term debt instruments. Stockholders’ equity decreased $113.3 million since June 30, 2003, primarily due to the purchase of treasury stock during 2003 and 2004 and payment of a dividend on common stock in the fourth quarter of 2003, partially offset by income from operations and cash received from the exercise of stock options. Since year end 2003, stockholders’ equity declined $236.6 million, largely due to the purchase of treasury stock.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, improved from 28% at June 30, 2003 to 26% at June 30, 2004 due to the repayment of long-term debt. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

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

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues
Domestic:
Mattel Brands US	$224,540	$227,662	$487,189	$521,421
Fisher-Price Brands US	215,874	214,751	398,693	380,599
American Girl Brands	49,142	41,587	103,269	87,992

Total Domestic	489,556	484,000	989,151	990,012
International	389,793	349,182	743,765	655,705

Gross sales	879,349	833,182	1,732,916	1,645,717
Sales adjustments	(75,347)	(64,188)	(147,970)	(131,440)

Net sales	$804,002	$768,994	$1,584,946	$1,514,277

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

Uncertain and Adverse General Economic Conditions

Current conditions in the domestic and global economies have a certain level of uncertainty. As a result, it is difficult to estimate the level of growth for the economy as a whole. It is even more difficult to estimate growth in various parts of the economy, including the markets in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth in the markets it serves and demand for its products, the prevailing economic uncertainties render estimates of future income and expenditures even more difficult than usual to make. Adverse changes may occur as a result of soft global economies, wavering consumer confidence caused by the threat or occurrence of terrorist attacks such as those in the US on September 11, 2001, war, or other factors affecting economic conditions generally. Such changes may negatively affect the sales of Mattel’s products, increase exposure to losses from bad debts, or increase costs associated with manufacturing and distributing these products.

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

Competition from Private Label Toys

Consumer products companies generally, including those in the toy business, have experienced in recent years the phenomenon of retail customers developing their own private label goods that directly compete with the products of traditional manufacturers. Some retail chains that are customers of Mattel sell private-label toys designed, manufactured and branded by the retailers themselves. Such toys may be sold at prices lower than comparable toys sold by Mattel, and may result in lower purchases of Mattel-branded products by such retailers. In some cases, retailers who sell such private label toys are larger than Mattel and may have substantially more resources than Mattel.

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

Manufacturing Risk; Severe Acute Respiratory Syndrome (“SARS”) and Other Diseases

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

Risk Management

Foreign currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially or fully hedging such exposure using foreign currency forward exchange and option contracts. Such contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. The majority of all intercompany receivables and payables denominated in foreign currencies are hedged. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. However, for unhedged intercompany inventory transactions, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

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

As of June 30, 2004, Mattel’s disclosure controls and procedures were evaluated. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2004, in timely alerting them to material information relating to Mattel required to be included in Mattel’s periodic reports.

Beginning in the fourth quarter of 2002, Mattel began and continues to implement a planned conversion to new and upgraded financial and human resources information technology systems. Mattel has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, Mattel’s internal control over financial reporting. Mattel has not made any significant changes to its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to June 30, 2004.

PART II — OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the second quarter of 2004, Mattel repurchased its common stock in the open market as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	5,925,000	$17.43	5,925,000	$142,970,614
May 1 – May 31	8,252,671	17.28	14,177,671	$384,333
June 1 – June 30	—	—	—	$384,333

Total	14,177,671	$17.34	14,177,671	$384,333

In July 2003, Mattel’s board of directors approved a share repurchase program of up to $250.0 million. During 2003, Mattel repurchased 12.7 million shares at a cost of $244.4 million pursuant to this program. In November 2003, the board of directors approved an increase to the share repurchase program of an additional $250.0 million, bringing the total authorized repurchases to $500.0 million. In the first half of 2004, Mattel repurchased 14.7 million shares at a cost of $255.1 million pursuant to this program. Mattel’s share repurchase program has no expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Mattel was held on May 13, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of management’s nominees for directors as listed in the proxy statement were elected pursuant to the process described in the proxy statement, with the number of votes cast as follows:

Name of Nominee	Votes “FOR”	Votes Withheld From This Nominee	Votes Withheld From All Nominees
Eugene P. Beard	347,233,497	9,288,060	11,018,531
Michael J. Dolan	356,126,381	395,177	11,018,531
Robert A. Eckert	346,774,839	9,746,719	11,018,531
Tully M. Friedman	350,708,302	5,813,255	11,018,531
Ronald M. Loeb	347,142,486	9,379,071	11,018,531
Dr. Andrea L. Rich	352,297,482	4,224,076	11,018,531
Ronald L. Sargent	356,040,450	481,108	11,018,531
Christopher A. Sinclair	347,501,939	9,019,619	11,018,531
G. Craig Sullivan	352,378,214	4,143,343	11,018,531
John L. Vogelstein	347,888,255	8,633,302	11,018,531
Kathy Brittain White	352,243,534	4,278,024	11,018,531

The proposal to ratify the selection of PricewaterhouseCoopers LLP as independent auditors for Mattel for the year ending December 31, 2004, was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
344,739,307	20,495,559	2,305,222	—

A stockholder proposal regarding management compensation was defeated by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
12,756,279	297,000,842	3,119,980	54,662,988

A stockholder proposal regarding services performed by the independent auditors was defeated by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
48,130,206	262,053,631	2,693,264	54,662,988

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

11.0	Computation of Income (Loss) per Common and Common Equivalent Share

12.0	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.0	Certification of Principal Executive Officer dated August 6, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer dated August 6, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer dated August 6, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

99.0	Amendment to Master Agreement for the Transfer of Receivables dated July 12, 2004 among Societe General Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH

(b) Reports on Form 8-K

Mattel filed the following Current Reports on Forms 8-K and 8-K/A during the quarterly period ended June 30, 2004:

Date of Report	Items Reported	Financial Statements Filed
April 20, 2004	7, 9, 12	None
April 20, 2004	7, 9, 12	None
April 30, 2004	9	None

[1]	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTEL, INC. (Registrant)

Date: As of August 6, 2004	By:
Douglas E. Kerner
Senior Vice President and
Corporate Controller (Duly authorized officer and chief accounting officer)