Form 10-Q
period 2004-09-30
MATTEL INC /DE/
filed 2004-11-08
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of November 5, 2004:

414,966,905 shares

Mattel, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mattel, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)	Sept. 30, 2004 (Unaudited)	Sept. 30, 2003 (Unaudited)	Dec. 31, 2003
Assets

Current Assets
Cash and short-term investments	$331,140	$401,394	$1,152,681
Accounts receivable, net	1,220,526	1,258,096	543,888
Inventories	666,515	619,738	388,658
Prepaid expenses and other current assets	287,407	283,128	309,629

Total current assets	2,505,588	2,562,356	2,394,856

Property, Plant and Equipment
Land	35,272	33,508	33,611
Buildings	261,370	258,537	267,068
Machinery and equipment	692,162	668,841	680,367
Tools, dies and molds	561,607	504,961	520,292
Capitalized leases	23,271	23,271	23,271
Leasehold improvements	103,955	94,627	96,448

	1,677,637	1,583,745	1,621,057
Less: accumulated depreciation	(1,080,733)	(964,397)	(995,164)

Property, plant and equipment, net	596,904	619,348	625,893

Other Noncurrent Assets
Goodwill	723,860	710,104	722,249
Other assets	686,468	712,232	767,952

Total Assets	$4,512,820	$4,604,040	$4,510,950

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(In thousands, except share data)	Sept. 30, 2004 (Unaudited)	Sept. 30, 2003 (Unaudited)	Dec. 31, 2003
Liabilities and Stockholders’ Equity

Current Liabilities
Short-term borrowings	$89,236	$33,727	$19,590
Current portion of long-term debt	191,013	12,158	52,274
Accounts payable	394,828	426,579	289,680
Accrued liabilities	665,993	773,292	852,978
Income taxes payable	240,872	187,554	253,224

Total current liabilities	1,581,942	1,433,310	1,467,746

Long-Term Liabilities
Long-term debt	438,361	629,374	589,130
Other	244,489	206,929	237,853

Total long-term liabilities	682,850	836,303	826,983

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares, 440.6 million shares and 441.2 million shares issued, respectively	441,369	440,580	441,212
Additional paid-in capital	1,598,460	1,585,722	1,599,278
Treasury stock at cost; 26.6 million shares, 3.5 million shares and 12.7 million shares, respectively	(485,091)	(67,072)	(244,691)
Retained earnings	995,805	664,899	707,429
Accumulated other comprehensive loss	(302,515)	(289,702)	(287,007)

Total stockholders’ equity	2,248,028	2,334,427	2,216,221

Total Liabilities and Stockholders’ Equity	$4,512,820	$4,604,040	$4,510,950

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
(Unaudited; in thousands, except per share amounts)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net Sales (see Note 9)	$1,667,461	$1,704,674	$3,252,407	$3,218,951
Cost of sales (see Note 9)	870,807	864,605	1,737,728	1,654,552

Gross Profit	796,654	840,069	1,514,679	1,564,399
Advertising and promotion expenses	192,088	196,638	363,927	361,192
Other selling and administrative expenses	243,710	263,275	733,971	716,675
Restructuring and other charges	—	(7,631)	—	4,369

Operating Income	360,856	387,787	416,781	482,163
Interest expense	20,847	21,208	52,456	56,847
Interest (income)	(5,238)	(3,083)	(14,278)	(14,749)
Other non-operating (income), net	(5,872)	(3,770)	(17,410)	(6,840)

Income Before Income Taxes	351,119	373,432	396,013	446,905
Provision for income taxes	95,289	103,401	107,635	123,139

Net Income	$255,830	$270,031	$288,378	$323,766

Income Per Common Share – Basic
Net income	$0.62	$0.61	$0.69	$0.74

Weighted average number of common shares	414,592	439,315	420,624	439,107

Income Per Common Share – Diluted
Net income	$0.61	$0.61	$0.68	$0.73

Weighted average number of common and common equivalent shares	417,962	444,004	424,431	444,532

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Nine Months Ended
(Unaudited; in thousands)	Sept. 30, 2004	Sept. 30, 2003
Cash Flows From Operating Activities:
Net income	$288,378	$323,766
Adjustments to reconcile net income to net cash flows used for operating activities:
Gain on sale of investments	(21,750)	(6,945)
Net (gain) loss on sale of other property, plant and equipment	(532)	138
Noncash restructuring and other charges	—	792
Depreciation	131,439	131,967
Amortization	4,527	3,768
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(671,766)	(746,757)
Inventories	(279,328)	(267,669)
Prepaid expenses and other current assets	20,527	14,849
Accounts payable, accrued liabilities and income taxes payable	(86,575)	(90,076)
Deferred income taxes	57,183	60,158
Deferred compensation and other retirement plans	3,494	10,926
Other, net	5,337	11,011

Net cash flows used for operating activities	(549,066)	(554,072)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(68,480)	(75,358)
Purchases of other property, plant and equipment	(40,910)	(72,096)
Payment for businesses acquired	(12,955)	(4,839)
Proceeds from sale of investments	31,695	11,055
Proceeds from sale of other property, plant and equipment	6,560	1,558
Other, net	—	(599)

Net cash flows used for investing activities	(84,090)	(140,279)

Cash Flows From Financing Activities:
Short-term borrowings, net	69,153	7,656
Payment of long-term debt	(11,286)	(180,000)
Purchase of treasury stock	(255,130)	(45,484)
Exercise of stock options	12,625	40,855
Other, net	(771)	(871)

Net cash flows used for financing activities	(185,409)	(177,844)

Effect of Currency Exchange Rate Changes on Cash	(2,976)	6,551

Decrease in Cash and Short-term Investments	(821,541)	(865,644)
Cash and Short-term Investments at Beginning of Period	1,152,681	1,267,038

Cash and Short-term Investments at End of Period	$331,140	$401,394

The accompanying notes are an integral part of these financial statements.

Mattel, Inc. and Subsidiaries

Notes To Consolidated Financial Information

(Unaudited)

1.	The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments consisting of only those of a normal recurring nature, considered necessary for a fair presentation of the financial position and interim results of Mattel, Inc. and its subsidiaries (“Mattel”) as of and for the periods presented have been included. Certain amounts in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. Because Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2003 Annual Report on Form 10-K.

2.	Accounts receivable are shown net of allowances for doubtful accounts of $29.8 million (September 30, 2004), $25.1 million (September 30, 2003), and $27.5 million (December 31, 2003).

3.	Inventories include the following:

(In thousands)	Sept. 30, 2004	Sept. 30, 2003	Dec. 31, 2003
Raw materials and work in process	$55,303	$57,749	$40,362
Finished goods	611,212	561,989	348,296

	$666,515	$619,738	$388,658

4.	Goodwill and other intangible assets are allocated to Mattel’s reporting units, which are either at the operating segment level or one reporting level below the operating segment. Mattel’s reporting units for purposes of applying the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, are: Mattel Brands US Girls division, Mattel Brands US Boys division, Fisher-Price Brands US, American Girl Brands and International.

The change in the carrying amount of goodwill by reporting unit for the nine-months ended September 30, 2004, is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

(In thousands)	Dec. 31, 2003	Impact of Currency Exchange Rate Changes	Sept. 30, 2004
Mattel Brands US Girls division	$35,141	$475	$35,616
Mattel Brands US Boys division	54,222	37	54,259
Fisher-Price Brands US	216,678	90	216,768
American Girl Brands	207,571	—	207,571
International	208,637	1,009	209,646

	$722,249	$1,611	$723,860

In the third quarter of 2004, Mattel performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired as of September 30, 2004.

5.	Other assets include the following:

(In thousands)	Sept. 30, 2004	Sept. 30, 2003	Dec. 31, 2003
Deferred income taxes	$459,500	$438,342	$509,430
Identifiable intangibles	23,808	16,291	15,106
Other	203,160	257,599	243,416

	$686,468	$712,232	$767,952

6.	Long-term debt consists of the following:

(In thousands)	Sept. 30, 2004	Sept. 30, 2003	Dec. 31, 2003
6- 1/8% senior notes due July 2005	$150,000	$150,000	$150,000
Medium-term notes due 2004 to 2013	440,000	450,000	450,000
10.15% mortgage note due Dec. 2005	39,374	40,290	40,069
Other	—	1,242	1,335

	629,374	641,532	641,404
Less: current portion	(191,013)	(12,158)	(52,274)

	$438,361	$629,374	$589,130

In June 2004, Mattel repaid $10.0 million of medium-term notes upon maturity.

7.	The calculation of comprehensive income, net of tax, is as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net income	$255,830	$270,031	$288,378	$323,766
Currency translation adjustments	13,261	3,867	(10,463)	27,608
Change in net unrealized gain on securities:
Unrealized holding (losses) gains	(6,363)	11,103	(2,885)	16,645
Less: reclassification adjustment for realized gains included in net income	(5,548)	(4,584)	(11,539)	(4,584)

	(11,911)	6,519	(14,424)	12,061

Change in net unrealized loss on derivative instruments:
Unrealized holding (losses) gains	(3,808)	5,045	(14,723)	(27,985)
Less: reclassification adjustment for realized losses included in net income	9,088	13,992	24,102	39,261

	5,280	19,037	9,379	11,276

	$262,460	$299,454	$272,870	$374,711

The components of accumulated other comprehensive loss, net of tax, are as follows:

(In thousands)	Sept. 30, 2004	Sept. 30, 2003	Dec. 31, 2003
Currency translation adjustments	$(246,635)	$(266,411)	$(236,172)
Minimum pension liability adjustments	(60,042)	(52,321)	(60,042)
Net unrealized gain on securities	18,377	40,370	32,801
Net unrealized loss on derivative instruments	(14,215)	(11,340)	(23,594)

	$(302,515)	$(289,702)	$(287,007)

During the third quarter of 2004, Mattel sold marketable securities for proceeds of $13.7 million. The year-to-date proceeds received in 2004 from sales of marketable securities totaled $28.2 million. Gains on sales of these securities totaling $8.8 million and $18.3 million, net of transaction costs, were recorded in other non-operating (income), net in the consolidated statement of operations for the three- and nine-months ended September 30, 2004, respectively. As of September 30, 2004, Mattel has no marketable securities for which cost exceeds the fair market value of the securities. During the third quarter of 2003, Mattel sold marketable securities for proceeds of $11.1 million. The gain on sale of these securities of $6.9 million, net of transaction costs, was recorded in other non-operating (income), net in the consolidated statement of operations for the three- and nine-months ended September 30, 2003.

8.	Mattel’s financial position is impacted by currency exchange rate fluctuations on translation of its net investment in foreign subsidiaries. Assets and liabilities of foreign subsidiaries are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary foreign currency translation exposures are on its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso and Indonesian rupiah. For the nine-months ended September 30, 2004, currency translation adjustments resulted in a net loss of $10.5 million, with losses from the weakening of the Euro, Indonesian rupiah, and Mexican peso against the US dollar being partially offset by gains from the strengthening of the British pound sterling against the US dollar. For the nine-months ended September 30, 2003, currency translation adjustments resulted in a net gain of $27.6 million, with gains from the strengthening of the Euro, British pound sterling, and Hong Kong dollar against the US dollar being partially offset by losses from the weakening of the Mexican peso against the US dollar.

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

Transaction gains and losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Transaction (gains) losses included in:
Operating income	$(13,114)	$(11,359)	$(38,120)	$(14,538)
Other non-operating (income), net	661	10,747	(483)	9,512

Net transaction (gain) loss	$(12,453)	$(612)	$(38,603)	$(5,026)

9.	During the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Commencing October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, operating income, net income or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. For the three- and nine-months ended September 30, 2003, close out sales classified as a reduction of cost of sales were $12.8 million and $38.1 million, respectively. Mattel does not believe that these amounts are material, and therefore has not revised previously reported net sales and cost of sales amounts for these periods.

10.	Selling and administrative expenses include research and development expenses of $43.3 million and $126.3 million for the three- and nine-months ended September 30, 2004, respectively, and $42.4 million and $121.9 million for the three- and nine-months ended September 30, 2003, respectively.

11.	Basic income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period.

Diluted income per common share is computed by dividing net income by the weighted average number of common shares and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share purchases at average market prices, as applicable. Nonqualified stock options totaling 23.5 million and 26.6 million were excluded from the calculation of diluted earnings per share for the three- and nine-months ended September 30, 2004, respectively, because they were anti-dilutive. Nonqualified stock options totaling 20.7 million and 17.4 million were excluded from the calculation of diluted earnings per share for the three- and nine-months ended September 30, 2003, respectively, because they were anti-dilutive.

12.	Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 4 to the Consolidated Financial Statements in Mattel’s 2003 Annual Report on Form 10-K.

The components of net periodic benefit cost for Mattel’s defined benefit pension plans are as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Service cost	$1,868	$1,641	$5,556	$4,599
Interest cost	5,089	4,700	15,503	13,236
Expected return on plan assets	(5,292)	(4,832)	(16,087)	(14,385)
Amortization of:
Unrecognized prior service costs	(129)	(56)	(390)	(369)
Unrecognized net loss	1,958	604	5,809	1,803

	$3,494	$2,057	$10,391	$4,884

During the three- and nine-months ended September 30, 2004, Mattel made cash contributions totaling approximately
$1.4 million and $1.9 million, respectively, to its defined benefit pension plans. Mattel expects to make cash contributions totaling approximately $2 million to its defined benefit pension plans during 2004. Mattel’s 2004 funding requirements were not materially impacted as a result of applying the provisions of the Pension Funding Equity Act of 2004.

The components of net periodic benefit cost for Mattel’s postretirement benefit plans are as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Service cost	$(50)	$80	$91	$98
Interest cost	781	946	2,553	2,678
Amortization of:
Unrecognized prior service costs	—	157	—	(1)
Unrecognized net loss	352	360	1,124	1,008

	$1,083	$1,543	$3,768	$3,783

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”), which was signed into law on December 8, 2003, provides plan sponsors a federal subsidy for certain qualifying prescription drug benefits covered under the sponsor’s postretirement health care plans.

On May 19, 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”), which provides guidance as to how employers who sponsor post-65 prescription drug benefits should recognize the impact of the Act. Applying the guidance in FSP 106-2, Mattel, with the assistance of its outside actuaries, determined that the prescription drug benefits provided to certain retirees under one of its postretirement benefit plans are actuarially equivalent to the benefits provided under Medicare Part D, and that Mattel will be eligible to receive a federal subsidy beginning in 2006.

On July 1, 2004, Mattel adopted the provisions of FSP 106-2 and has reduced its accumulated benefit obligation by $7.6 million in recognition of the actuarial impact of the subsidy on benefits attributed to prior service.

Mattel’s net periodic benefit cost for 2004 will be reduced by $1.0 million in the areas of interest cost ($0.5 million) and amortization of unrecognized net loss ($0.5 million).

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

Mattel has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost for nonqualified stock options been recorded based on their fair value at the date of grant, consistent with the method of accounting prescribed by SFAS No. 123, Mattel’s net income and earnings per share would have been adjusted as follows:

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share amounts)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net income
As reported	$255.9	$270.0	$288.4	$323.7
Stock option plans	(9.6)	(6.3)	(24.7)	(14.0)

Pro forma income	$246.3	$263.7	$263.7	$309.7

Income per share
Basic
As reported	$0.62	$0.61	$0.69	$0.74
Stock option plans	(0.02)	(0.01)	(0.06)	(0.03)

Pro forma basic income	$0.60	$0.60	$0.63	$0.71

Diluted
As reported	$0.61	$0.61	$0.68	$0.73
Stock option plans	(0.02)	(0.01)	(0.06)	(0.03)

Pro forma diluted income	$0.59	$0.60	$0.62	$0.70

The pro forma amounts shown above are not indicative of the pro forma effect in future periods since the estimated fair value of options is amortized to expense over the vesting period, and the number of options granted and the fair value of individual grants varies from period to period.

14.	On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. Management is currently evaluating whether to take advantage of the various provisions of the American Jobs Creation Act of 2004, including a provision that creates a temporary tax deduction for corporate profits earned outside the US that are repatriated. Based on the tax laws in effect at September 30, 2004, Mattel’s intention is to continue to indefinitely invest its undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection with the American Jobs Creation Act of 2004.

15.	Supplemental disclosure of cash flow information is as follows:

	For the Nine Months Ended
(In thousands)	Sept. 30, 2004	Sept. 30, 2003
Cash paid during the period for:
Income taxes	$63,894	$67,558
Interest	48,243	54,755
Noncash investing and financing activities:
Liability for businesses acquired	$1,024	$2,213
Liability for equipment acquired	2,369	—
Asset writedowns	(4,951)	—

16.	Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Brands US, Fisher-Price Brands US and American Girl Brands.

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

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Revenues
Domestic:
Mattel Brands US	$503,874	$614,038	$991,063	$1,135,459
Fisher-Price Brands US	480,607	476,418	879,300	857,017
American Girl Brands	61,393	56,254	164,662	144,246

Total Domestic	1,045,874	1,146,710	2,035,025	2,136,722
International	759,687	714,603	1,503,452	1,370,308

Gross sales	1,805,561	1,861,313	3,538,477	3,507,030
Sales adjustments	(138,100)	(156,639)	(286,070)	(288,079)

Net sales	$1,667,461	$1,704,674	$3,252,407	$3,218,951

Segment Income (Loss)
Domestic:
Mattel Brands US	$134,220	$183,731	$207,819	$289,886
Fisher-Price Brands US	95,334	89,675	99,163	104,620
American Girl Brands	2,144	2,326	(764)	(2,211)

Total Domestic	231,698	275,732	306,218	392,295
International	137,592	146,118	159,852	186,372

	369,290	421,850	466,070	578,667
Corporate and other expense (a)	8,434	34,063	49,289	96,504

Operating income	360,856	387,787	416,781	482,163
Interest expense	20,847	21,208	52,456	56,847
Interest (income)	(5,238)	(3,083)	(14,278)	(14,749)
Other non-operating (income), net	(5,872)	(3,770)	(17,410)	(6,840)

Income before income taxes	$351,119	$373,432	$396,013	$446,905

(a)	For the nine-months ended September 30, 2004, corporate and other expense includes $15.2 million of charges related to severance. For the three- and nine-months ended September 30, 2003, corporate and other expense includes $0.3 million and $25.0 million of charges, respectively, related to the financial realignment plan and income of $7.9 million representing an adjustment to a reserve accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon.

(In thousands)	Sept. 30, 2004	Sept. 30, 2003	Dec. 31, 2003
Assets
Domestic:
Mattel Brands US	$478,561	$533,048	$243,934
Fisher-Price Brands US	413,563	382,530	149,158
American Girl Brands	85,791	96,549	64,877

Total Domestic	977,915	1,012,127	457,969
International	871,703	797,990	434,286

	1,849,618	1,810,117	892,255
Corporate and other	37,423	67,717	40,291

Accounts receivable and inventories	$1,887,041	$1,877,834	$932,546

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Worldwide Revenues
Mattel Brands	$1,060,945	$1,160,188	$2,106,345	$2,187,223
Fisher-Price Brands	683,072	641,085	1,261,684	1,169,981
American Girl Brands	61,393	56,254	164,662	144,246
Other	151	3,786	5,786	5,580

Gross sales	1,805,561	1,861,313	3,538,477	3,507,030
Sales adjustments	(138,100)	(156,639)	(286,070)	(288,079)

Net sales	$1,667,461	$1,704,674	$3,252,407	$3,218,951

As discussed in Note 9 to the consolidated financial information, effective October 1, 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Commencing October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, operating income, net income, income per common share, or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. For purposes of comparing gross sales from 2003 to 2004, the following table provides the quantification of close out sales classified as a reduction of cost of sales by segment and worldwide for the three- and nine-months ended September 30, 2003:

(In thousands)	For the Three Months Ended	For the Nine Months Ended
Segment
Domestic:
Mattel Brands US	$6,202	$17,814
Fisher-Price Brands US	2,015	10,313
American Girl Brands	—	—

Total Domestic	8,217	28,127
International	4,530	9,997

	$12,747	$38,124

Worldwide
Mattel Brands	$9,636	$25,492
Fisher-Price Brands	3,095	12,556
American Girl Brands	—	—
Other	16	76

	$12,747	$38,124

17.	In 2003, Mattel completed its financial realignment plan, originally announced during the third quarter of 2000, designed to improve gross profit; selling and administrative expenses; operating income; and cash flows. Since its inception, Mattel recorded a total pre-tax charge of $250.0 million, or approximately $171 million after-tax, of which approximately $123 million represented cash expenditures and $48 million represented noncash writedowns.

A summary of the components of the financial realignment plan is as follows:

	For the Year Ended				Total
(In millions)	2000	2001	2002	2003
Gross profit	$78.6	$28.2	$10.4	$4.1	$121.3
Advertising and promotion expenses	4.8	0.3	—	—	5.1
Other selling and administrative expenses	13.4	6.0	13.3	8.6	41.3
Restructuring and other charges	22.9	15.7	24.6	12.7	75.9
Other non-operating expense, net	5.5	—	—	0.9	6.4

Pre-tax charges	$125.2	$50.2	$48.3	$26.3	$250.0

Approximate after-tax charges	$84	$35	$32	$20	$171

During the three-months ended September 30, 2003, Mattel recorded pre-tax charges of $0.3 million related to the financial realignment plan. The 2003 third quarter charges were related to the consolidation of two manufacturing facilities in Mexico and were included in Restructuring and Other Charges in the consolidated statement of operations. For the nine-months ended September 30, 2003, Mattel recorded total pre-tax charges related to the financial realignment plan of $25.9 million. The year-to-date charges relate to the actions described above and the consolidation of the US Girls and US Boys-Entertainment segments under the Mattel Brands US segment, termination of a licensing arrangement, restructuring of Corolle, Mattel’s French doll business, and streamlining of back office functions. The year-to-date charges are included in Cost of Sales ($4.1 million), Other Selling and Administrative Expenses ($8.6 million), Restructuring and Other Charges ($12.3 million) and Other Non-Operating (Income), Net ($0.9 million) in the consolidated statement of operations.

For the three- and nine-months ended September 30, 2003, Mattel recorded net restructuring (income) charges totaling
$(7.6) million and $4.4 million, respectively, in its consolidated statements of operations, representing $0.3 million and
$25.9 million, respectively, of restructuring charges related to the financial realignment plan that were partially offset by income of $7.9 million, representing an adjustment to a reserve accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon.

Since inception, included in the total pre-tax charges of $250.0 million were total pre-tax restructuring charges of $75.9 million, of which $0.2 million has not yet been paid as of September 30, 2004. The restructuring charges were largely related to the elimination of positions at Mattel’s US-based headquarters locations in El Segundo, Fisher-Price and American Girl, asset writedowns and other costs associated with the closure of Mattel’s manufacturing and distribution facilities in Murray, Kentucky (“North American Strategy”), closure of certain international offices, and consolidation of facilities.

18.	In March 2004, the FASB published an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under SFAS No. 123 and APB Opinion No. 25. The proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. Mattel is currently determining what impact the proposed statement would have on its results of operations or financial position. In October 2004, the FASB determined that adoption of the proposed statement would be required for interim and annual periods beginning after June 15, 2005.

In November 2003 and March 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF requires a company to apply a three-step model to determine whether an impairment of an investment, within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, is other-than-temporary. EITF Issue No. 03-1 was to be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. However, in October 2004, the FASB issued FSP 03-1-1, which delayed the effective date for the recognition and measurement guidance of EITF Issue No. 03-1 until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. Mattel believes the adoption of EITF Issue No. 03-1 will not have a material impact on its results of operations or financial position.

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

During the third quarter of 2004, retailers continued to tightly manage their inventory levels and appeared to be reluctant to take inventory risk for the holiday season in response to broad consumer economic uncertainty. Higher gasoline prices and a lackluster employment picture has translated into uninspiring consumer confidence levels. Mattel’s management expects that some or all of these factors may continue and may have an impact on future results of operations.

Mattel previously announced plans to increase its focus on revenue growth in 2004. These plans include strategies aimed at strengthening its core brands and expanding its presence in the interactive learning category. Mattel has initiated value enhancement strategies that include more open packaging and additional items in the package to enhance value perception with consumers.

Management is focused on rebuilding Mattel’s presence in the fashion doll category. In 2004, Mattel commenced its strategy to re-position the Barbie® brand into content-driven product lines pursuant to a “worlds of” strategy in which stories are told through movies, books, magazines and music. Product lines, including dolls and accessories, complement these stories. The “worlds of” Barbie® products introduced in 2004 are geared to different age segments in an attempt to maintain the brand’s broad appeal among girls and their parents. For instance, for younger girls, there are stories and products with a fantasy theme such as princesses and fairies, while for older girls, the My Scene™ line includes a full-length DVD accompanied by a product line that complements the targeted theme. During the first half of 2004, approximately one-third of the Barbie® products available at retail were developed using the “worlds of” strategy, which should increase to approximately two-thirds during the 2004 holiday season. The full product line available to customers in 2005 will reflect the new strategy.

In the interactive learning category, Mattel intends to capitalize on a sizable opportunity by developing innovative platforms, such as Laugh & Learn™ for infants, Learn Through Music for toddlers, and InteracTV™ for preschoolers.

Additionally, Mattel intends to continue its emphasis on globalizing its brands. Management believes the reorganization in the first quarter of 2003, which combined the US Girls and US Boys-Entertainment segments under the Mattel Brands US segment, should allow Mattel to help achieve this goal through optimizing the strengths, and leveraging the talents of, personnel managing the brands on a global basis. The International segment continues to benefit from Mattel’s strategic focus on globalizing its brands, including improved product availability and better alignment of worldwide marketing and sales plans. Management intends to continue focusing on maintaining a high level of business performance in the eight geographies that represented approximately 75% of the gross sales of Mattel’s International segment in 2003: United Kingdom, France, Germany, Italy, Spain, Northern Europe, Canada, and Mexico. Management expects that this strategy should enable Mattel to seek opportunities in smaller and less developed markets, while maintaining stability in these larger markets. Mattel’s long-term goal is to generate 50% of its sales in markets outside of the US by continuing to grow its international business at a higher rate than in the US. However, while management believes that Mattel will continue to grow its International segment sales at a higher rate than in the US, primarily due to gains in market share, it will be difficult to maintain the same level of sales growth achieved over the last three years, especially if the value of the US dollar strengthens against the major foreign currencies.

Third Quarter

Consolidated Results

Net sales in the third quarter of 2004 were $1.67 billion, a 2% decrease compared to $1.70 billion in the third quarter of 2003, including a benefit from changes in currency exchange rates of 2 percentage points. Net income for the third quarter of 2004 was $255.9 million, or $0.61 per diluted share, as compared to net income of $270.0 million, or $0.61 per diluted share, in the third quarter of 2003. Profitability in the third quarter of 2004 compared to the prior year was negatively impacted by lower sales volume and a 150 basis point decline in gross profit, as a percentage of net sales, resulting from sales of lower margin products, including the impact of sales mix, value enhancement initiatives, change in classification of close out sales, and ongoing external cost pressures, which was partially offset by a positive benefit from changes in currency exchange rates. Profitability in the third quarter of 2003 was positively impacted by income of $7.9 million representing an adjustment to a reserve accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon.

Shares repurchased during the last twelve months under Mattel’s share repurchase program caused a positive benefit to Mattel’s earnings per share in the third quarter of 2004 by reducing the number of common shares outstanding.

The following table provides a summary of Mattel’s consolidated results for the third quarter of 2004 and 2003:

	For the Three Months Ended September 30,
	2004		2003
(In millions, except percentage information)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$1,667.5	100.0%	$1,704.7	100.0%

Gross profit	$796.7	47.8%	$840.1	49.3%
Advertising and promotion expenses	192.1	11.5	196.6	11.5
Other selling and administrative expenses	243.7	14.7	263.3	15.5
Restructuring and other charges	—	—	(7.6)	(0.4)

Operating income	360.9	21.6	387.8	22.7
Interest expense	20.8	1.2	21.2	1.2
Interest (income)	(5.2)	(0.3)	(3.0)	(0.2)
Other non-operating (income), net	(5.9)	(0.4)	(3.8)	(0.2)

Income before income taxes	$351.2	21.1%	$373.4	21.9%

Worldwide gross sales in the third quarter of 2004 decreased 3%, which included a benefit from changes in currency exchange rates of 2 percentage points. Gross sales in the US decreased 9% from the third quarter of 2003 and accounted for 58% of consolidated gross sales in 2004 compared to 62% in 2003, reflecting continued reduction in inventory of Mattel products held by retailers and continued competitive challenges. In the third quarter of 2004, gross sales in international markets increased 6% compared to 2003, including a 4 percentage point benefit from changes in currency exchange rates.

During the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. Effective October 1, 2003, close out sales previously classified as a reduction of cost of sales are now classified as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, operating income, net income, income per common share, or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. For the third quarter of 2003, close out sales, which were classified as a reduction of cost of sales, were $12.8 million, resulting in a 70 basis point benefit to net sales for the third quarter of 2004 when compared to the third quarter of 2003.

Worldwide gross sales of Mattel Brands decreased 9% in the third quarter of 2004 to $1.06 billion, including a 2 percentage point benefit from changes in currency exchange rates. Domestic gross sales decreased 18% and international gross sales increased 2%, including a 5 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Barbie® declined 13% from 2003, including a benefit from changes in currency exchange rates of 3 percentage points. International gross sales of Barbie® were flat, including a benefit of 5 percentage points from changes in currency exchange rates while domestic gross sales of Barbie® declined 26%. Management believes it has made significant progress in its efforts to re-position the Barbie® brand by executing the “worlds of” strategy, improving the product line and enhancing the marketing. While management continues to have confidence in the actions taken to re-position the Barbie® brand, additional time and effort is required to regain the confidence of retailers. The current challenge for management is to drive stronger sell-through of Barbie® product so that retailers will be more favorably inclined to allocate more shelf space and advertising support to Barbie® product. Worldwide gross sales of Other Girls Brands decreased 25% compared to 2003, including a benefit of 3 percentage points from changes in currency exchange rates. The double-digit decline was driven primarily by lower domestic fall shipments of Polly Pocket!™ this quarter compared to the same period last year. Worldwide gross sales in the Wheels category were down 3%, including a 2 percentage point benefit from changes in currency exchange rates. Strong sales growth of Tyco® R/C worldwide and double-digit growth in international sales of Hot Wheels® were more than offset by declines in domestic sales of Hot Wheels® and Matchbox® worldwide. Worldwide gross sales in the Entertainment category increased 13%, including a 2 percentage point benefit from changes in currency exchange rates, primarily due to increased sales of Yu-Gi-Oh!™ worldwide and Megaman™ domestically, and strong sales of games and puzzles, including domestic sales of JuiceBox™, Mattel’s new personal media player.

Worldwide gross sales of Fisher-Price Brands increased 7% in the third quarter of 2004 to $683.1 million, including a 2 percentage point benefit from changes in currency exchange rates, reflecting strength in worldwide sales of Core Fisher-Price® and Fisher-Price® Friends, partially offset by declines in domestic sales of Power Wheels®. International gross sales increased 23%, including a
6 percentage point benefit from changes in currency exchange rates, while domestic gross sales increased 1%. Worldwide gross sales of Core Fisher-Price® products were up 7%, including a benefit of 2 percentage points from changes in currency exchange rates, reflecting low single-digit growth domestically and double-digit growth internationally, driven by continued success in the Infant and BabyGear™ product lines.

American Girl Brands gross sales increased 9% in the third quarter of 2004 to $61.4 million, reflecting continued strength in The American Girls Collection®, Bitty Baby® and the recently launched Hopscotch Hill School™

brands. The growth was primarily generated by the opening of the American Girl Place® retail store in New York City in November 2003, partially offset by sales declines in the catalog and Internet channel. Gross profit, as a percentage of net sales, was 47.8% in the third quarter of 2004, compared to 49.3% in the third quarter of 2003. The decline in gross profit, as a percentage of net sales, resulted from sales of lower margin products, including the impact of sales mix, cost of value enhancement initiatives, change in the classification of close out sales, as well as higher external cost pressures. Mattel plans to continue to invest in value enhancement initiatives and expects the external cost pressures to continue. Mattel is actively pursuing cost saving and pricing actions to offset or minimize these increased costs. If the current trend in sales mix continues, gross profit may be negatively impacted.

Advertising and promotion expense was $192.1 million, or 11.5% of net sales in the third quarter of 2004, consistent with the third quarter of 2003. Mattel expects advertising spending levels for 2004 to be fairly consistent with 2003 to support its plan to invest in the business to drive long-term performance.

Other selling and administrative expenses were $243.7 million, or 14.7% of net sales, in the third quarter of 2004, compared to
$263.3 million, or 15.5% of net sales, in the third quarter of 2003. Other selling and administrative expenses decreased $19.6 million, or 80 basis points, in the third quarter of 2004, primarily due to lower incentive compensation accruals and decreased spending on continuous improvement initiatives, which were partially offset by higher overhead costs associated with the American Girl Place® retail store in New York City that opened in November 2003 and the impact of changes in currency exchange rates on overhead costs in international markets.

Non-Operating Items

Interest expense decreased from $21.2 million in the third quarter of 2003 to $20.8 million in the third quarter of 2004 reflecting higher average short-term borrowings that were more than offset by the benefit of lower average interest rates. Other non-operating (income), net was $5.9 million in 2004 and was primarily comprised of gains on the sale of marketable securities. In 2003, other non-operating (income), net was $3.8 million, which included a $7.8 million gain from an insurance recovery related to the shareholder lawsuit and a $6.9 million gain from the sale of marketable securities, partially offset by a foreign currency transaction loss of
$10.7 million.

As of September 30, 2004, the pre-tax unrealized holding gains on marketable equity securities held by Mattel were $29.2 million ($18.4 million after-tax). Prospectively, management expects to periodically sell additional marketable securities.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The domestic segment is further divided into Mattel Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Brands US gross sales decreased 18% in the third quarter of 2004 compared to the third quarter of 2003. Within this segment, Barbie® gross sales declined 26% while Other Girls Brands sales declined by double-digits driven by lower fall shipments of Polly Pocket!™. The Wheels category experienced a decrease in gross sales in the third quarter of 2004 as a result of declines in sales of Hot Wheels® and Matchbox® brands, partially offset by an increase in sales of Tyco® R/C products. Gross sales in the Entertainment category experienced double-digit growth, largely due to increased sales of Yu-Gi-Oh!™ and Megaman™, and strong sales of games and puzzles, including sales of JuiceBox™, Mattel’s new personal media player. Management believes that the overall decrease in the Mattel Brands US segment sales is the result of continued reduction in inventory of Mattel products held by retailers and continued competitive challenges. Mattel Brands US segment income decreased 27% to $134.2 million in the third quarter of 2004, primarily due to lower sales volume and a decline in gross profit caused primarily by sales of lower margin products, including the impact of value enhancement initiatives, and sales mix.

Fisher-Price Brands US gross sales increased 1% in the third quarter of 2004 compared to the third quarter of 2003, reflecting an increase in sales of Fisher-Price® Friends and Core Fisher-Price® products, partially offset by a decrease in sales of Power Wheels®. Fisher-Price Brands US segment income increased from $89.7 million in the third quarter of 2003 to $95.3 million in the third quarter of 2004, driven by lower selling and administrative expenses and increased sales volume.

American Girl Brands gross sales increased 9% in the third quarter of 2004 compared to 2003, driven primarily by the opening of the American Girl Place® retail store in New York City in November 2003, partially offset by sales declines in the catalog and Internet channel. American Girl Brands segment income decreased slightly from $2.3 million in the third quarter of 2003 to $2.1 million in the third quarter of 2004, caused by higher overhead costs associated with its American Girl Place® retail store in New York City.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the three-months ended September 30, 2004 versus the three-months ended September 30, 2003:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	7	8
Latin America	6	(3)
Canada	5	4
Asia Pacific	8	4

Total International	6	4

International gross sales increased 6% in the third quarter of 2004 compared to the third quarter of 2003, including a benefit from changes in currency exchange rates of 4 percentage points. International gross sales of Barbie® were flat, including a benefit of
5 percentage points from changes in currency exchange rates. Strong growth in Hot Wheels® and Tyco® R/C products drove double-digit increases in gross sales in the Wheels category, which was partially offset by a decrease in sales of Matchbox® products. Fisher-Price Brands gross sales increased 23%, including a 6 percentage point benefit from changes in currency exchange rates, reflecting strong sales of Fisher-Price® Friends and Core Fisher-Price® products. International segment income decreased 6% in the third quarter of 2004, largely due to a decrease in gross profit as a result of a sales mix shift to lower margin products, including the higher cost of value enhancement initiatives and pricing adjustments on certain products in Europe to remain competitive given the strength of the Euro versus the US dollar, and external cost pressures.

Results of Operations - First Nine Months

Consolidated Results

Net sales in the first nine months of 2004 were $3.25 billion, a 1% increase compared to $3.22 billion in the first nine months of 2003, including a benefit from changes in currency exchange rates of 2 percentage points. Net income for the first nine months of 2004 was $288.4 million, or $0.68 per diluted share, as compared to net income of $323.7 million, or $0.73 per diluted share, in the first nine months of 2003. A decline in gross profit, as a percentage of net sales, due to sales of lower margin products, including the impact of sales mix, change in classification of close out sales, as well as ongoing external cost pressures were the primary drivers for lower profitability in the first nine months of 2004. Also contributing to the decline in profitability for the first nine months was a pre-tax charge of $15.2 million, primarily related to the elimination of approximately 285 positions as a result of headcount reductions at certain domestic and international locations, and integration of the Matchbox® and Tyco® R/C business located in New Jersey into its Hot Wheels® business in California to take advantage of synergies in the Wheels business. These increased costs were partially offset by gains on the sale of investments, net favorable legal settlements and a positive benefit from changes in currency exchange rates. For the first nine months of 2003, profitability was negatively impacted by pre-tax charges totaling $25.9 million related to the financial realignment plan. Mattel also recognized pre-tax income of $7.9 million ($5.0 million after-tax) in the first nine months of 2003, representing an adjustment to a reserve accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon. The combined effect of these items was a net after-tax charge of $13.2 million.

Shares repurchased during the last twelve months under Mattel’s share repurchase program caused a positive benefit to Mattel’s earnings per share in the first nine months of 2004 by reducing the number of common shares outstanding.

The following table provides a summary of the consolidated results for the first nine months of 2004 and 2003:

	For the Nine Months Ended
	Sept. 30, 2004		Sept. 30, 2003
(In millions, except percentage information)	Amounts	% of Net Sales	Amounts	% of Net Sales
Net sales	$3,252.4	100.0%	$3,219.0	100.0%

Gross profit	$1,514.7	46.6%	$1,564.4	48.6%
Advertising and promotion expenses	363.9	11.2	361.2	11.2
Other selling and administrative expenses	734.0	22.6	716.7	22.3
Restructuring and other charges	—	0.0	4.4	0.1

Operating income	416.8	12.8	482.1	15.0
Interest expense	52.4	1.6	56.8	1.8
Interest (income)	(14.2)	(0.5)	(14.7)	(0.5)
Other non-operating (income), net	(17.4)	(0.5)	(6.8)	(0.2)

Income before income taxes	$396.0	12.2%	$446.8	13.9%

Worldwide gross sales for the first nine months of 2004 increased 1% compared to the first nine months of 2003, including a
3 percentage point benefit from changes in currency exchange rates. Gross sales in the US decreased 5% and accounted for 58% of consolidated gross sales in 2004 compared to 61% in 2003. Gross sales for the first nine months of 2004 in international markets increased 10% compared to 2003, including a 6 percentage point benefit from changes in currency exchange rates.

During the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. Effective October 1, 2003, close out sales previously classified as a reduction of cost of sales are now classified as net sales in Mattel’s consolidated statements of operations. This change in classification has no impact on gross profit, operating income, net income, income per common share, or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. For the first nine months of 2003, close out sales, which were classified as a reduction of cost of sales, were $38.1 million, resulting in a
1 percentage point benefit to net sales for the first nine months of 2004 when compared to the first nine months of 2003.

Worldwide gross sales of Mattel Brands in the first nine months of 2004 decreased 4% to $2.11 billion, including a 3 percentage point benefit from changes in currency exchange rates. Domestic gross sales decreased 13% and international gross sales increased 6%, including a benefit from changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Barbie® decreased 11% from 2003, including a benefit from changes in currency exchange rates of 3 percentage points. Domestic gross sales of Barbie® decreased 21% and international gross sales of Barbie® decreased 2%, including a 6 percentage point benefit from changes in currency exchange rates. Worldwide gross sales in the Wheels category increased 3% compared to 2003, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of the Hot Wheels® product line increased compared to 2003, driven by international growth resulting from new product introductions. Worldwide gross sales in the Entertainment category increased by double-digits, mainly attributable to strong sales of Yu-Gi-Oh!™, Harry Potter™ and games and puzzles.

Worldwide gross sales of Fisher-Price Brands in the first nine months of 2004 compared to the first nine months of 2003 increased 8% to $1.26 billion, including a benefit of 2 percentage points from changes in currency exchange rates. Domestic gross sales increased 3%, while international sales grew 22%, including a 7 percentage point benefit from changes in currency exchange rates. The increase in the sales over 2003 was driven by higher sales of Fisher-Price® Friends and continued success in Core Fisher-Price®, primarily in the Infant and BabyGear™ lines.

Gross sales of American Girl Brands increased 14% in the first nine months of 2004 over the first nine months of 2003 to
$164.7 million, due primarily to the opening of the American Girl Place® retail store in New York City in November 2003, partially offset by sales declines in the catalog and Internet channel.

Gross profit, as a percentage of net sales, was 46.6% in the first nine months of 2004, compared to 48.6% in the first nine months of 2003. The decrease in gross profit, as a percentage of net sales, resulted from sales of lower margin products, including the impact of sales mix, change in classification of close out sales, and ongoing external cost pressures. This decline was partially offset by a benefit from changes in currency exchange rates and savings generated from continuous improvement programs. Mattel plans to continue to invest in value enhancement initiatives and expects the external cost pressures to continue. Mattel is actively pursuing cost saving and pricing actions to offset or minimize these increased costs. In the first nine months of 2003, savings from the financial realignment plan and supply chain initiatives caused a benefit to gross profit, as a percentage of net sales. Cost of sales in the first nine months of 2003 includes a charge of $4.1 million for the financial realignment plan, primarily related to the consolidation of two of Mattel’s manufacturing facilities in Mexico.

Advertising and promotion expense was 11.2% of net sales in the first nine months of both 2004 and 2003. Mattel expects advertising spending levels for 2004 to be fairly consistent with 2003 to support its plan to invest in the business to drive long-term performance.

Other selling and administrative expenses were $734.0 million, or 22.6% of net sales, in the first nine months of 2004, compared to $716.7 million, or 22.3% of net sales, in the first nine months of 2003. Other selling and administrative expenses increased in the first nine months of 2004, primarily due to the following:

•	A $15.2 million charge for severance related to the elimination of approximately 285 positions resulting from headcount reductions at certain domestic and international locations and relocation of the Matchbox® and Tyco® R/C Brands from New Jersey to California to take advantage of synergies in the Wheels business;

•	Higher overhead costs associated with the American Girl Place® retail store in New York City that opened in November 2003;

•	The negative effect of changes in currency exchange rates on overhead expenses incurred in international markets, primarily Europe; and

•	Higher external cost pressures.

The overall increase in other selling and administrative expenses was partially mitigated by lower incentive compensation accruals, reduced spending on continuous improvement initiatives, and net favorable legal settlements. Other selling and administrative expenses in the first nine months of 2003 includes an $8.6 million financial realignment plan charge, largely related to streamlining back office functions and the termination of a licensing arrangement.

Non-Operating Items

Interest expense decreased from $56.8 million in the first nine months of 2003 to $52.4 million in the first nine months of 2004. Lower average long-term debt in the first nine months of 2004, as a result of the repayment of $180.0 million in long-term debt during 2003, partially offset by higher average short-term borrowings in the first nine months of 2004, were the primary causes of the decrease. Other non-operating (income), net was $17.4 million in 2004 and was primarily comprised of gains on sales of marketable securities during the first and third quarters of 2004. In 2003, other non-operating (income), net was $6.8 million, which included a $7.8 million gain from an insurance recovery related to the shareholder lawsuit and a $6.9 million gain from the sale of marketable securities, partially offset by foreign currency transaction losses of $9.5 million.

Business Segment Results

Domestic Segment

Mattel Brands US gross sales decreased 13% in the first nine months of 2004 compared to the first nine months of 2003. Within this segment, gross sales of Barbie® declined 21%. Management believes that Mattel Brands US segment sales continue to be negatively impacted by continued reduction in inventory of Mattel products held by retailers and continued competitive challenges. Mattel Brands US segment income decreased 28% to $207.8 million in the first nine months of 2004, primarily due to lower sales volume and a decline in gross profit resulting from increased sales of lower margin products, including the impact of sales mix and value enhancement initiatives, external cost pressures and increased royalty costs.

Fisher-Price Brands US gross sales increased 3% in the first nine months of 2004 compared to 2003, reflecting an increase in sales of Fisher-Price® Friends and Core Fisher-Price® products, mainly Infant and BabyGear™. Fisher-Price Brands US segment income decreased from $104.6 million in the first nine months of 2003 to $99.2 million in the first nine months of 2004, primarily due to increased sales of lower margin products, including the impact of sales mix, and higher product costs, including transportation and royalty expenses.

American Girl Brands gross sales increased 14% in the first nine months of 2004 compared to 2003, primarily as a result of the higher sales volume generated by the opening of the American Girl Place® retail store in New York City in November 2003. American Girl Brands segment loss decreased from $2.2 million in the first nine months of 2003 to $0.8 million in the first nine months of 2004, driven by higher sales volume and improved gross profit, partially offset by higher overhead costs associated with its American Girl Place® retail store in New York City.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the nine-months ended September 30, 2004 versus the nine-months ended September 30, 2003:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	6	9
Latin America	15	(2)
Canada	6	5
Asia Pacific	29	7

Total International	10	6

International segment gross sales increased 10% in the first nine months of 2004 compared to the first nine months of 2003, which included a benefit from changes in currency exchange rates of 6 percentage points. Gross sales of Barbie® decreased 2%, including a benefit from changes in currency exchange rates of 6 percentage points. Gross sales in the Wheels category grew by double-digits in the first nine months of 2004 compared to the first nine months of 2003, mainly due to growth in Hot Wheels® products. Gross sales in the Entertainment category also increased by double-digits in the first nine months of 2004 compared to the first nine months of 2003, primarily due to strong sales of Warner Bros. properties, including Batman™ and Harry Potter™, and increased sales of
Yu-Gi-Oh!™ and games and puzzles. Fisher-Price Brands gross sales increased 22%, including a benefit from changes in currency exchange rates of 7 percentage points, due to strong growth in Core Fisher-Price® products and Fisher-Price® Friends. International segment income decreased 14% in the first nine months of 2004 compared to the first nine months of 2003 as a result of a sales mix shift to lower margin products, including the higher cost of value enhancement initiatives and pricing adjustments on certain products in Europe to remain competitive given the strength of the Euro versus the US dollar, and external cost pressures.

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

For the three- and nine-months ended September 30, 2003, Mattel recorded net restructuring (income) charges totaling $(7.6) million and $4.4 million, respectively, in its consolidated statements of operations, representing $0.3 million and $25.9 million, respectively, of restructuring charges related to the financial realignment plan that were partially offset by income of $7.9 million, representing an adjustment to a reserve accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon.

For the three- and nine-months ended September 30, 2003, Mattel recorded $0.3 million and $12.3 million, respectively, of pre-tax restructuring charges in connection with the financial realignment plan, primarily related to consolidation of its US Girls and US Boys-Entertainment segments into one segment, renamed Mattel Brands US, the restructuring of its Corolle doll business in France, and the consolidation of two manufacturing facilities in Mexico.

Since inception, restructuring charges totaling $75.9 million were recorded as part of the financial realignment plan. These charges were largely related to the elimination of positions at Mattel’s US-based headquarters locations in El Segundo, Fisher-Price and American Girl, implementation of the North American Strategy, closure of certain international offices, and consolidation of facilities.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity for the first nine months of 2004 were cash on hand at the beginning of the year and short-term borrowings. Cash flows from operations could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or realized shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

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

Operating Activities

Cash flows used for operating activities decreased by $5.0 million to $549.1 million in the first nine months of 2004 compared to $554.1 million in the first nine months of 2003, largely due to lower use of cash for working capital, partially offset by decreased income from operations. The working capital improvement was primarily attributable to the decrease in the amount of incentive compensation payments made in the first quarter of 2004 compared to the first quarter of 2003. Working capital in 2003 increased due to payments made for year end 2002 accruals related to incentive compensation and the shareholder litigation settlement.

Investing Activities

During the first nine months of 2004, Mattel used cash flows of $84.1 million, primarily to invest in tooling to support existing and new products and its long-term information technology strategy. In 2004, capital expenditures were partially offset by proceeds from the sale of marketable securities. Cash flows used for investing activities improved $56.2 million from 2003 due to spending in 2003 associated with the American Girl Place® retail store in New York City and the expansion of certain North American manufacturing facilities as part of the financial realignment plan, and reduced spending in 2004 on information technology.

Financing Activities

Cash flows used for financing activities in the first nine months of 2004 increased $7.6 million to $185.4 million, primarily due to the purchase of 14.7 million shares of treasury stock at a cost of $255.1 million and repayment of medium-term notes upon maturity, partially offset by increased short-term borrowings. During the fourth quarter of 2004, Mattel intends to repay $40.0 million in medium-term notes upon maturity.

Seasonal Financing

Mattel’s financing of seasonal working capital typically grows throughout the first nine months of the year and peaks in the third or fourth quarter, when inventories are at their highest levels in anticipation of expected second-half sales volume and when accounts receivable are at their highest levels due to increased sales volume, consistent with the industry taken as a whole. Mattel expects to finance its seasonal working capital requirements for the next twelve months by using existing and internally generated cash, issuing commercial paper, selling certain trade receivables, and using various short-term bank lines of credit. In the first quarter of 2004, Mattel amended and restated its domestic unsecured committed revolving credit facility. The size of the facility was increased to $1.30 billion, and the expiration date of the facility was extended to March 2007. The other terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the third quarter of 2004. As of September 30, 2004, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.29 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 12.47 to 1 (compared to a minimum allowed of 3.50 to 1). The unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. Mattel expects to extend these credit lines through the remainder of 2004.

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

Mattel’s subsidiaries, Mattel International Holdings B.V., a Netherlands company, Mattel France S.A.S., a French company, and Mattel GmbH, a German company, have entered into a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to a bank, Societe Generale Bank Nederland N.V. The receivables sales are accounted for as a sale. As with the domestic receivables facility, each sale of accounts receivable is recorded on Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Bank Nederland N.V. and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH dated July 12, 2004, and effective June 25, 2004, the commitment termination date for the European receivables facility was extended to June 24, 2005.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

(In millions)	Sept. 30, 2004	Sept. 30, 2003	Dec. 31, 2003
Receivables sold pursuant to the:
Domestic receivables facility	$189.3	$192.4	$279.5
European receivables facility	138.4	144.3	94.5
Other factoring arrangements	40.2	44.9	82.0

	$367.9	$381.6	$456.0

Financial Position

Mattel’s cash and short-term investments decreased $70.3 million to $331.1 million at September 30, 2004, compared to
$401.4 million at September 30, 2003, primarily due to the purchase of treasury stock, payment of dividends and capital expenditures, partially offset by short-term borrowings and sales of investments. Compared to year end 2003, cash and short-term investments decreased $821.5 million, primarily due to cash flows used for operating activities, purchase of treasury stock and capital expenditures. Accounts receivable, net increased $676.6 million to $1.22 billion at September 30, 2004 compared to $543.9 million at year end 2003, primarily due to the seasonality of Mattel’s business. Inventories increased $277.8 million to $666.5 million at September 30, 2004 compared to $388.7 million at year end 2003 caused by the seasonal inventory buildup to support sales in the last three months of the year.

Current portion of long-term debt increased $178.8 million to $191.0 million at September 30, 2004 compared to $12.2 million at September 30, 2003, primarily due to reclassification of $150.0 million of 6- 1/8% senior notes maturing in the third quarter of 2005 and $40.0 million of medium-term notes maturing in the fourth quarter of 2004 from long-term debt to current portion of long-term debt, partially offset by the repayment of $10.0 million of medium-term notes in the second quarter of 2004. Compared to year end 2003, current portion of long-term debt increased $138.7 million due to the aforementioned reclassification of $150.0 million of
6- 1/8% senior notes. Accrued liabilities decreased $187.0 million since year end 2003, mainly due to lower receivables collections due to bank related to the European receivables facility and reduced incentive compensation accruals, partially offset by higher advertising accruals. Compared to September 30, 2003, accrued liabilities decreased $107.3 million as a result of lower derivative payables for hedged inventory transactions and accruals for treasury stock purchases, incentive compensation and freight.

A summary of Mattel’s capitalization is as follows:

(In millions, except percentage information)	Sept. 30, 2004		Sept. 30, 2003		Dec. 31, 2003
Medium-term notes	$400.0	14%	$440.0	14%	$400.0	13%
Senior notes	—	—	150.0	5	150.0	5
Other long-term debt obligations	38.4	1	39.4	1	39.1	1

Total long-term debt	438.4	15	629.4	20	589.1	19
Other long-term liabilities	244.5	8	206.9	6	237.9	8
Stockholders’ equity	2,248.0	77	2,334.4	74	2,216.2	73

	$2,930.9	100%	$3,170.7	100%	$3,043.2	100%

Total long-term debt decreased $191.0 million at September 30, 2004 compared to September 30, 2003, mainly due to the aforementioned reclassification of the $150.0 million of 6- 1/8% senior notes and $40.0 million of medium-term notes maturing in the next twelve months to current portion of long-term debt. Compared to year end 2003, total long-term debt decreased $150.7 million, primarily as a result of the reclassification of the 6- 1/8% senior notes to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and the issuance of long-term debt instruments.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 22.4% at September 30, 2003 to 24.2% at September 30, 2004, largely due to the purchase of treasury stock and an increase in short-term borrowings. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

New Accounting Pronouncements

In March 2004, the FASB published an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under SFAS No. 123 and APB Opinion No. 25. The proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. Mattel is currently determining what impact the proposed statement would have on its results of operations or financial position. In October 2004, the FASB determined that adoption of the proposed statement would be required for interim and annual periods beginning after June 15, 2005. In November 2003 and March 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF requires a company to apply a three-step model to determine whether an impairment of an investment, within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, is other-than-temporary. EITF Issue No. 03-1 was to be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. However, in October 2004, the FASB issued FSP 03-1-1, which delayed the effective date for the recognition and measurement guidance of EITF Issue No. 03-1 until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. Mattel believes the adoption of EITF Issue No. 03-1 will not have a material impact on its results of operations or financial position.

Non-GAAP Financial Measure

In this Quarterly Report on Form 10-Q, Mattel includes a non-GAAP financial measure, gross sales, which it uses to analyze its continuing operations and to monitor, assess and identify meaningful trends in its operating and financial performance. Net sales, as reported in the consolidated statements of operations, include the impact of sales adjustments, such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments. Consistent with its segment reporting, Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the detail of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with individual products, making net sales less meaningful. A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Revenues
Domestic:
Mattel Brands US	$503,874	$614,038	$991,063	$1,135,459
Fisher-Price Brands US	480,607	476,418	879,300	857,017
American Girl Brands	61,393	56,254	164,662	144,246

Total Domestic	1,045,874	1,146,710	2,035,025	2,136,722
International	759,687	714,603	1,503,452	1,370,308

Gross sales	1,805,561	1,861,313	3,538,477	3,507,030
Sales adjustments	(138,100)	(156,639)	(286,070)	(288,079)

Net sales	$1,667,461	$1,704,674	$3,252,407	$3,218,951

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

Competition and New Product Introductions

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products – children - are continuously changing. The toy industry experiences significant, sudden shifts in demand caused by “hit” toys and trends, which are often unpredictable. In recent years there have been trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages and an increasing use of high technology in toys. In addition, Mattel competes with many other companies, both large and small, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current market share, and increase its market share or establish market share in new product categories, will depend on Mattel’s ability to satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of such products. For example, in 2004, Mattel has introduced a new “worlds of” concept for the Barbie® product line. This concept is unproven and may not succeed. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease and Mattel’s results of operations may be adversely affected.

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

Uncertain and Adverse General Economic Conditions

Current conditions in the domestic and global economies have a certain level of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts of the economy, including the markets in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth or contraction in the markets it serves and demand for its products, the prevailing economic uncertainties render estimates of future income and expenditures even more difficult than usual to make. Adverse changes may occur as a result of soft global economies, rising oil prices, wavering consumer confidence, or other factors affecting economic conditions generally. Such changes may negatively affect the sales of Mattel’s products, increase exposure to losses from bad debts, or increase costs associated with manufacturing and distributing these products.

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

Competition from Private Label Toys

In recent years, consumer goods companies generally, including those in the toy business, have experienced the phenomenon of retail customers developing their own private label products that directly compete with the products of traditional manufacturers. Some retail chains that are customers of Mattel sell private-label toys designed, manufactured and branded by the retailers themselves. Such toys may be sold at prices lower than comparable toys sold by Mattel, and may result in lower purchases of Mattel-branded products by such retailers. In some cases, retailers who sell such private label toys are larger than Mattel and may have substantially more resources than Mattel.

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

Adequate Supplies; Cost Increases

Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including raw materials and components. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurances that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or a significant increase in the price of one or more supplies, such as fuel and resin (which is an oil-based product) expenses, could have a material adverse effect on Mattel’s business. Cost increases as a result of shortages of materials or rising wage and service expenses, including expenses related to employee health plans and insurance policies, could increase the cost of Mattel’s products and result in lower sales.

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

Advertising and Promotion

Mattel’s products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Mattel’s ability to sell products is dependent in part upon the success of such programs. If Mattel does not successfully market its products or if media or other advertising or promotional costs increase, these factors could have a material adverse effect on Mattel’s business, financial condition and results of operations.

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

Item 4. Controls and Procedures.

As of September 30, 2004, Mattel’s disclosure controls and procedures were evaluated. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2004, in timely alerting them to material information relating to Mattel required to be included in Mattel’s periodic reports.

Mattel continues to implement a conversion to new and upgraded financial and human resources information technology systems that began in the fourth quarter of 2002. Mattel has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, Mattel’s internal control over financial reporting. Mattel has not made any significant changes to its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to September 30, 2004.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2004, Mattel did not repurchase any of its common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	—	—	—	$384,333
Aug. 1 – Aug. 31	—	—	—	$384,333
Sept. 1 – Sept. 30	—	—	—	$384,333

Total	—	—	—	$384,333

In July 2003, Mattel’s board of directors approved a share repurchase program of up to $250.0 million. During 2003, Mattel repurchased 12.7 million shares at a cost of $244.4 million pursuant to this program. In November 2003, the board of directors approved an increase to the share repurchase program of an additional $250.0 million, bringing the total authorized repurchases to $500.0 million. In the first nine months of 2004, Mattel repurchased 14.7 million shares at a cost of $255.1 million pursuant to this program. Mattel’s share repurchase program has no expiration date.

Item 6. Exhibits.

Exhibits
11.0	Computation of Income (Loss) per Common and Common Equivalent Share
12.0	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
31.0	Certification of Principal Executive Officer dated November 8, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1	Certification of Principal Financial Officer dated November 8, 2004 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification of Principal Executive Officer and Principal Financial Officer dated November 8, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]
99.0	Fifth Amendment to Mattel, Inc. October 1, 2001 Restated Personal Investment Plan dated July 31, 2004
99.1	Sixth Amendment to Mattel, Inc. Hourly Employee Personal Investment Plan dated July 31, 2004
99.2	Letter Agreement Regarding Master Agreement for the Transfer of Receivables among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH

[1]	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATTEL, INC.
(Registrant)

Date: As of November 8, 2004	By:
Douglas E. Kerner
Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)