Form 10-K
period 2004-12-31
MATTEL INC /DE/
filed 2005-03-08
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 001-05647

MATTEL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1567322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Continental Blvd.

El Segundo, CA 90245-5012

(Address of principal executive offices)

(310) 252-2000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange, Inc. Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant calculated using the market price as of the close of business June 30, 2004 was $7,561,924,657.

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of March 4, 2005:

416,686,056 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Mattel, Inc. 2005 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Parts II and III).

MATTEL, INC. AND SUBSIDIARIES

PART I

Item 1.    Business.

Mattel, Inc. (“Mattel”) designs, manufactures, and markets a broad variety of toy products worldwide through sales to retailers and wholesalers (i.e., “customers”) and directly to consumers. Mattel’s vision is to provide “the world’s premier toy brands—today and tomorrow.” Management has set six key company strategies: (i) improve execution of the existing toy business; (ii) globalize the brands; (iii) extend the brands into new areas; (iv) catch new trends, create new brands and enter new categories; (v) develop people; and (vi) improve productivity, simplify processes and maintain customer service levels.

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Harry Potter™, Yu-Gi-Oh!™, Batman™, Justice League™, Megaman™ and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, Rescue Heroes®, BabyGear™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and See ’N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands—including American Girl Today®, The American Girls Collection® and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

Mattel was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Blvd., El Segundo, California 90245-5012, telephone number (310) 252-2000.

Business Segments

“Mattel” refers to Mattel, Inc. and its subsidiaries as a whole, unless the context requires otherwise. This narrative discussion applies to all segments except where otherwise stated. Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Brands US, Fisher-Price Brands US and American Girl Brands. For additional information on Mattel’s business segment reporting, including revenues, segment income, and assets, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Continuing Operations—Business Segment Results” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.” For additional information regarding geographic areas, see Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.” For a discussion of the risks inherent in the foreign operations of Mattel, which affect each segment, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results—Political Developments, including Trade Relations, and the Threat or Occurrence of War or Terrorist Activities.”

Domestic Segment

The Domestic segment develops toys that it markets and sells through the Mattel Brands US, Fisher-Price Brands US and American Girl Brands segments.

In the Mattel Brands US segment, Barbie® includes brands such as Barbie® fashion dolls and accessories, My Scene™, and Barbie® Collector. Polly Pocket!™ and Disney Classics are included within Other Girls Brands. Wheels is comprised of Hot Wheels®, Matchbox®, and Tyco® R/C. Entertainment includes Harry Potter™, Yu-Gi-Oh!™, Batman™, Justice League™ and Megaman™ products, as well as games and puzzles.

In 2005, Mattel expects to expand its existing products or introduce new products, including continuing to leverage content within the core brands. For example, entertainment-themed fashion dolls and accessories related to Barbie® and The Magic of Pegasus, the first ever Fairytopia™ full-length movie on DVD and Barbie® American Idol™ will be introduced in 2005. In the Wheels category, new product introductions include Hot Wheels® AcceleRacers™ and Tyco® R/C Shell Shocker™. In the Entertainment category, new Batman™ products as well as Scene It?™ TV Edition will be available in 2005.

The Fisher-Price Brands US segment includes Fisher-Price®, Power Wheels®, Sesame Street®, Little People®, BabyGear™, Winnie the Pooh, Rescue Heroes®, Barney™, See ’N Say®, Dora the Explorer™, InteracTV™ and View-Master® brands. New product introductions for 2005 are expected to include Baby Gymtastics™, the Star Station™ entertainment system, Read with Me DVD, Tumble Time™ Tigger and Shout! Elmo plush doll.

The American Girl Brands segment is a direct marketer, children’s publisher and retailer that includes the following brands: The American Girls Collection®, American Girl Today® and Bitty Baby®. American Girl Brands also publishes best-selling books from American Girl Library®, as well as the award-winning American Girl® magazine. In 2005, American Girl Brands, in association with Warner Bros., is creating a second made-for-TV movie scheduled to air in the fall of 2005 featuring Felicity Merriman®, a classic American Girl® character. Product introductions include Elizabeth™, Felicity®’s best friend from the movie, and Marisol™, both new American Girl® dolls for 2005. American Girl Brands products are sold only in the US and Canada.

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

Mattel’s International segment revenue represented approximately 42% of consolidated gross sales in 2004. Within the International segment, Mattel operates in four regions that generated the following gross sales during 2004 (in millions):

	Amount	Percentage
Europe	$1,410.5	60%
Latin America	524.5	22
Canada	197.6	9
Asia Pacific	203.6	9

	$2,336.2	100%

No individual country within the International segment exceeded 6% of worldwide, consolidated gross sales during 2004.

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

Manufacturing and Materials

Mattel manufactures toy products for all segments in both company-owned facilities and through third-party manufacturers. Products are also purchased from unrelated entities that design, develop and manufacture those products. To provide greater flexibility in the manufacture and delivery of its products, and as part of a continuing effort to reduce manufacturing costs, Mattel has concentrated production of most of its core products in company-owned facilities and generally uses third-party manufacturers for the production of non-core products.

Mattel’s principal manufacturing facilities are located in China, Indonesia, Thailand, Malaysia and Mexico. Mattel also utilizes third-party manufacturers to manufacture its products in the US, Europe, Mexico, Asia and Australia. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies and other risks, Mattel produces many of its key products in more than one facility. Mattel believes that the existing production capacity at its own and its third-party manufacturers’ manufacturing facilities is sufficient to handle expected volume in the foreseeable future. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.”

Mattel bases its production schedules for toy products on customer orders and forecasts, taking into account historical trends, results of market research and current market information. Actual shipments of products ordered and order cancellation rates are affected by consumer acceptance of product lines, strength of competing products, marketing strategies of retailers, changes in buying patterns of both retailers and consumers, and overall economic conditions. Unexpected changes in these factors could result in a lack of product availability or excess inventory in a particular product line.

The foreign countries in which most of Mattel’s products are manufactured (principally China, Indonesia, Thailand, Malaysia and Mexico) all enjoy permanent “normal trade relations” (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent in 2002, following enactment of a bill authorizing such status upon the country’s accession to the World Trade Organization (“WTO”), which occurred in 2001. Membership in the WTO substantially reduces the possibility of China losing its NTR status, which would result in increased costs for Mattel and others in the toy industry.

All US duties on toys were completely eliminated upon implementation of the Uruguay Round WTO agreement in 1995. The European Union, Japan and Canada eliminated their tariffs on most toy categories through staged reductions that were completed by January 1, 2004. The primary toy tariffs still maintained by these countries are European Union and Japanese tariffs on dolls of 4.7% and 3.9%, respectively, and a Canadian tariff of 8.0% on children’s wheeled vehicles.

Virtually all of Mattel’s raw materials are available from numerous suppliers but may be subject to fluctuations in price. Mattel has long-term agreements in place with major suppliers that allow the suppliers to pass on only their actual raw material cost increases.

Competition and Industry Background

Competition in the toy industry is intense and is based primarily on quality, play value and price. The Mattel Brands US and Fisher-Price Brands US segments compete with several large toy companies, including Hasbro, Inc., Jakks Pacific, Lego, Leap Frog, Bandai, MGA Entertainment and many smaller toy companies. American Girl Brands competes with toy companies in the doll category, and to a lesser extent, with children’s book publishers and retailers in the girls category. Mattel’s International segment competes with global toy companies including Hasbro, Lego, Tomy, Bandai, and other national and regional toy companies. Foreign national and regional toy markets may include competitors who are strong in a particular toy line or geographical area, but do not compete with Mattel and other international toy companies worldwide. Additionally, in recent years, several large retailers have offered competing products under their own private labels.

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

In anticipation of retail sales in the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of its fiscal year. Seasonal shipping patterns result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements. See “Seasonal Financing.”

Product Design and Development

Through its product design and development group, Mattel regularly refreshes, redesigns and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue this activity. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.” Product design and development are principally conducted by a group of professional designers and engineers employed by Mattel. During 2004, 2003 and 2002, Mattel spent approximately $171 million, $167 million and $159 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements.”

Additionally, independent toy designers and developers bring concepts and products to Mattel and are generally paid a royalty on the net selling price of products licensed to Mattel. These independent toy designers may also create different products for other toy companies.

Advertising and Marketing

Mattel supports its product lines with extensive advertising and consumer promotions. Advertising takes place at varying levels throughout the year and peaks during the traditional holiday season. Advertising includes television and radio commercials, and magazine and newspaper advertisements. Promotions include in-store displays, sweepstakes, merchandising materials and major events focusing on products and tie-ins with various consumer products companies.

During 2004, 2003 and 2002, Mattel spent approximately $643 million (12.6% of net sales), $636 million (12.8% of net sales) and $553 million (11.3% of net sales), respectively, on worldwide advertising and promotion.

Sales

Mattel’s products are sold throughout the world. Products within the Domestic segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers by Mattel Brands US and Fisher-Price Brands US. Mattel also operates several small retail outlets, generally near or at its corporate headquarters and distribution centers as a service to its employees and as an outlet for its products. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers. Mattel has two retail stores, American Girl Place® in Chicago, Illinois and New York, New York, each of which features children’s products from the American Girl Brands segment. American Girl Brands has a retail outlet in Oshkosh, Wisconsin that serves as an outlet for excess product. Products within the International segment are sold directly to retailers and wholesalers in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America and Europe as an outlet for its products.

During 2004, Mattel’s three largest customers (Wal-Mart at $1.0 billion, Toys “R” Us at $0.8 billion and Target at $0.5 billion) accounted for approximately 46% of consolidated net sales in the aggregate. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US. The customers and the degree of concentration vary depending upon the region or nation. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.”

Licenses and Distribution Agreements

Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations. An important licensor is Warner Bros. Consumer Products, which has granted Mattel the master toy license for Batman™, Superman™ and Justice League™, as well as the Harry Potter™ book and movie property, for use on Mattel’s products. Mattel has also entered into license agreements with, among others: Disney Enterprises, Inc., relating to Disney characters such as Winnie the Pooh and the Disney Princesses, the new Pixar movie Cars, scheduled to be released in 2006, and all Disney films and television properties for use in Mattel’s DVD board games, such as Scene It?™, sold in North America; Sesame Workshop relating to its Sesame Street® properties; Viacom International, Inc. relating to its Nickelodeon® properties including SpongeBob SquarePants™ and Dora the Explorer™; and Nihon Ad Systems Inc. for the master toy license to the Yu-Gi-Oh!™ property worldwide, excluding Asia.

Royalty expense during 2004, 2003 and 2002 was approximately $204 million, $169 million and $210 million, respectively. See “Product Design and Development” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.”

Mattel also licenses a number of its trademarks, characters and other property rights to others for use in connection with the sale of non-toy products that do not compete with Mattel’s products. Mattel distributes some third-party finished products that are independently designed and manufactured.

Trademarks, Copyrights and Patents

Most of Mattel’s products are sold under trademarks, trade names and copyrights, and a number of those products incorporate patented devices or designs. Trade names and trademarks are significant assets of Mattel in that they provide product recognition and acceptance worldwide.

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

As of year end 2004, Mattel had outstanding commitments for purchases of inventory, other assets and services totaling approximately $188 million in fiscal year 2005. Licensing and similar agreements with terms extending through 2013 contain provisions for future guaranteed minimum payments aggregating approximately $300 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.”

Backlog

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

Financial Instruments

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

For additional information regarding foreign currency contracts, see “International Segment” above, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8 “Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements.”

Seasonal Financing

Mattel’s financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when inventories are at their highest levels in anticipation of expected second half sales volume and when accounts receivable are at their highest levels due to increased sales volume, consistent with the toy industry taken as a whole. See “Seasonality.”

Mattel maintains and periodically amends or replaces a domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated during 2004 and was increased to a $1.30 billion, 3-year facility expiring in March 2007. The other terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2004. As of year end 2004, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.28 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 12.30 to 1 (compared to a minimum allowed of 3.50 to 1). See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Seasonal Financing” and Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements.”

Mattel anticipates amending its domestic unsecured committed revolving credit facility in March 2005. The size of the facility is expected to remain at $1.30 billion, although Mattel has an option to increase the size of the facility up to $1.50 billion if there are sufficient aggregate commitments. The expiration date of the facility is expected to be extended to March 31, 2010. All other terms and conditions of the amended facility will be substantially similar to the existing facility, including the consolidated debt-to-capital and interest coverage ratios.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of year end 2004, foreign credit lines total approximately $213 million, a portion of which are used to support letters of credit. Mattel expects to extend these credit lines throughout 2005.

Mattel believes its cash on hand at the beginning of 2005, amounts available under its domestic unsecured committed revolving credit facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2005. As of year end 2004, Mattel has available borrowing resources totaling approximately $1.2 billion under its domestic unsecured committed revolving credit facility and foreign credit lines.

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

Mattel’s advertising is subject to the Federal Trade Commission Act, The Children’s Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission and the Federal Communications Commission as well as laws of certain countries that regulate advertising and advertising to children. In addition, Mattel’s websites that are directed toward children are subject to The Children’s Online Privacy Protection Act of 1998. Mattel is subject to various other federal, state and local laws and regulations applicable to its business. Mattel believes that it is in substantial compliance with these laws and regulations.

Mattel’s operations are from time to time the subject of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. See Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements— Environmental.”

Employees

The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At year end 2004, Mattel’s total number of employees was approximately 25,000.

Executive Officers of the Registrant

The current executive officers of Mattel, all of who are appointed annually by and serve at the pleasure of the board of directors, are as follows:

Name	Age	Position	Executive Officer Since
Robert A. Eckert	50	Chairman of the Board of Directors and Chief Executive Officer	2000
Matthew C. Bousquette	46	President, Mattel Brands	1999
Ellen L. Brothers	49	Executive Vice President of Mattel and President, American Girl	2003
Thomas A. Debrowski	54	Executive Vice President, Worldwide Operations	2000
Joseph F. Eckroth, Jr.	46	Chief Information Officer	2000
Kevin M. Farr	47	Chief Financial Officer	1996
Neil B. Friedman	57	President, Fisher-Price Brands	1999
Alan Kaye	51	Senior Vice President, Human Resources	2000
Douglas E. Kerner	47	Senior Vice President and Corporate Controller	2001
Robert Normile	45	Senior Vice President, General Counsel and Secretary	1999
Bryan Stockton	51	Executive Vice President, International	2000
H. Scott Topham	44	Vice President and Treasurer	2004

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

Mr. Bousquette has been President, Mattel Brands since March 2003. He served as President, Boys/Entertainment from March 1999 until March 2003. From May 1998 to March 1999, he was Executive Vice President and General Manager-Boys Toys. From 1995 to 1998, he was General Manager-Boys Toys. He joined Mattel in December 1993 as Senior Vice President-Marketing.

Ms. Brothers has been Executive Vice President of Mattel and President, American Girl since July 2000. From November 1998 to July 2000, she was Senior Vice President of Operations, Pleasant Company (which merged with and into Mattel on December 31, 2003, followed immediately on January 1, 2004, by an asset transfer to Mattel’s subsidiary American Girl). From January 1997 to November 1998, she was Vice President of the Catalogue Division, Pleasant Company. She joined Pleasant Company in 1995, prior to its acquisition by Mattel in July 1998, as Vice President of Catalogue Marketing.

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

Mr. Eckroth has been Chief Information Officer since July 2000. From July 1998 until July 2000, he was Chief Information Officer of General Electric Company’s Medical Systems unit. From November 1995 until June 1998, he served as Chief Information Officer of General Electric Company’s Industrial Controls Systems division. Prior to that, he held several senior positions within Operations and Information Technology at Northrop Grumman Corporation.

Mr. Farr has been Chief Financial Officer since February 2000. From September 1996 to February 2000, he was Senior Vice President and Corporate Controller. From June 1993 to September 1996, he served as Vice President, Tax. Prior to that, he served as Senior Director, Taxes from August 1992 to June 1993.

Mr. Friedman has been President, Fisher-Price Brands since March 1999. From August 1995 to March 1999, he was President-Tyco Preschool. For more than five years prior to that time, he was President of MCA/Universal Merchandising, Senior Vice President-Sales, Marketing and Design of Just Toys, Vice President and General Manager of Baby Care for Gerber Products, Executive Vice President and Chief Operating Officer of Lionel Leisure, Inc., and President of Aviva/Hasbro.

Mr. Kaye has been Senior Vice President, Human Resources since July 1997. From June 1996 to June 1997 he was President, Texas Division of Kaufman and Broad Homes, a home building company. From June 1991 to June 1996, he served as Senior Vice President, Human Resources for Kaufman and Broad Homes. Prior to that, he worked for two years with the Hay Group, a compensation consulting firm and for 12 years with IBM in various human resources positions.

Mr. Kerner has been Senior Vice President and Corporate Controller since April 2001, when he joined Mattel. From 1998 to 2001, he served as Executive Vice President, Finance of Premier Practice Management, Inc. Prior to that, he served as a finance officer at two public companies, FPA Medical Management, Inc. in 1998, and at the North American subsidiary of the French oil company, Total S.A. from 1991 to 1997, after serving for ten years at PricewaterhouseCoopers LLP.

Mr. Normile has been Senior Vice President, General Counsel and Secretary since March 1999. He served as Vice President, Associate General Counsel and Secretary from August 1994 to March 1999. From June 1992 to August 1994, he served as Assistant General Counsel. Prior to that, he was associated with the law firms of Latham & Watkins LLP and Sullivan & Cromwell LLP.

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

Mr. Topham has been Vice President and Treasurer since March 2004. He served as Vice President and Assistant Controller from May 2001 to March 2004. From August 2000 to May 2001, he served as Vice President and Treasurer of Premier Practice Management, Inc. From June 1999 to August 2000, he served as Division Vice President of Dataworks, Inc., a specialized publishing company. Prior to that, he spent eight years with Total Petroleum (North America) LTD., most recently as Vice President of Human Resources.

Available Information

Mattel files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) with the SEC. The public may read and copy any materials that Mattel files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Item 2.    Properties.

Mattel owns its corporate headquarters in El Segundo, California, consisting of approximately 335,000 square feet, which is subject to a $39.1 million mortgage, and an adjacent office building consisting of approximately 55,000 square feet. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel’s Fisher-Price subsidiary owns its headquarters facilities in East Aurora, New York, consisting of approximately 535,000 square feet, which is used by the Fisher-Price Brands US segment and for corporate support functions. American Girl Brands owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 180,000 square feet, a warehouse in Middleton, consisting of approximately 215,000 square feet, distribution facilities in Middleton, DeForest and Wilmot, Wisconsin, consisting of a total of approximately 948,000 square feet, and vacant property in Eau Claire, Wisconsin, consisting of approximately 47,000 square feet, all of which are used by the American Girl Brands segment.

Mattel maintains leased sales offices in California, New York, North Carolina, Arkansas and Michigan and leased warehouse and distribution facilities in California, New Jersey and Texas, all of which are used by the Domestic segment. Mattel has leased retail space in Chicago, Illinois and New York, New York for its American Girl Place® stores and leased retail space in Oshkosh, Wisconsin, which are used by the American Girl Brands segment. Mattel also has leased office space in Florida, which is used by the International segment. Mattel leases a computer facility in Phoenix, Arizona used by all segments. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Colombia, Costa Rica, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Italy, Japan, Mexico, The Netherlands, New Zealand, Norway, Peru, Poland, Portugal, Puerto Rico, Romania, Singapore, South Korea, Spain, Sweden, Switzerland, the United Kingdom and Venezuela which are leased (with the exception of office space in Chile and certain warehouse space in France that is owned by Mattel) and used by the International segment. Mattel’s principal manufacturing facilities are located in China, Indonesia, Thailand, Malaysia and Mexico. See “Manufacturing and Materials.”

For leases that are scheduled to expire during the next twelve months, Mattel may negotiate new lease agreements, renew existing lease agreements or utilize alternate facilities. See Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.” Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.

Item 3.    Legal Proceedings.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Litigation” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.”

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

For information regarding the markets in which Mattel’s common stock, par value $1.00 per share, is traded, see the cover page hereof. For information regarding the high and low closing prices of Mattel’s common stock for the last two calendar years, see Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements.”

Holders of Record

As of March 4, 2005, Mattel had approximately 42,000 holders of record of its common stock.

Dividends

In 2004, 2003 and 2002, Mattel paid a dividend per share of $0.45, $0.40 and $0.05, respectively, to holders of its common stock. The board of directors declared the dividend in November, and Mattel paid the dividend in December of each year. The payment of dividends on common stock is at the discretion of Mattel’s board of directors and is subject to customary limitations.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding Mattel’s equity compensation plans is incorporated herein by reference to Mattel’s 2005 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

Recent Sales of Unregistered Securities

During the fourth quarter of 2004, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

During the fourth quarter of 2004, Mattel did not repurchase any of its common stock. As of year end 2004, Mattel has $384.3 thousand available for purchases under its share repurchase program.

In July 2003, Mattel’s board of directors approved a share repurchase program of up to $250.0 million. During 2003, Mattel repurchased 12.7 million shares at a cost of $244.4 million pursuant to this program. In November 2003, the board of directors approved an increase to the share repurchase program of an additional $250.0 million, bringing the total authorized repurchases to $500.0 million. During 2004, Mattel repurchased 14.7 million shares at a cost of $255.1 million pursuant to this program. Mattel’s share repurchase program has no expiration date.

Item 6.    Selected Financial Data.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share and percentage information)
Operating Results:
Net sales (a)	$5,102,786	$4,960,100	$4,885,340	$4,687,924	$4,565,489
Gross profit	2,410,725	2,429,483	2,360,987	2,148,934	1,993,242
% of net sales	47.2%	49.0%	48.3%	45.8%	43.7%
Operating income (b)	730,817	785,710	733,541	579,320	370,624
% of net sales	14.3%	15.8%	15.0%	12.4%	8.1%
Income from continuing operations before income taxes	696,254	740,854	621,497	430,010	225,424
Provision for income taxes	123,531	203,222	166,455	119,090	55,247
Income from continuing operations	572,723	537,632	455,042	310,920	170,177
Gain (loss) from discontinued operations, net of tax (c)	—	—	27,253	—	(601,146)
Cumulative effect of change in accounting principle, net of tax	—	—	(252,194)	(12,001)	—
Net income (loss)	572,723	537,632	230,101	298,919	(430,969)
Net Income (Loss) Per Common Share:
Income from continuing operations	$1.37	$1.23	$1.04	$0.72	$0.40
Gain (loss) from discontinued operations (c)	—	—	0.06	—	(1.41)
Cumulative effect of change in accounting principle	—	—	(0.58)	(0.03)	—
Net income (loss) per common share—basic	1.37	1.23	0.52	0.69	(1.01)
Income from continuing operations	1.35	1.22	1.03	0.71	0.40
Gain (loss) from discontinued operations (c)	—	—	0.06	—	(1.41)
Cumulative effect of change in accounting principle	—	—	(0.57)	(0.03)	—
Net income (loss) per common share—diluted	1.35	1.22	0.52	0.68	(1.01)
Dividends Declared Per Common Share	$0.45	$0.40	$0.05	$0.05	$0.27

	As of Year End
	2004	2003	2002	2001	2000
	(In thousands)
Financial Position:
Total assets	$4,756,492	$4,510,950	$4,459,659	$4,509,817	$4,268,279
Long-term liabilities	643,509	826,983	832,194	1,205,122	1,407,892
Stockholders’ equity	2,385,812	2,216,221	1,978,712	1,738,458	1,403,098

(a)	As discussed in Note 1 to the consolidated financial statements, effective October 1, 2003, close out sales previously classified as a reduction of cost of sales are now classified as net sales in Mattel’s consolidated statements of income. Close out sales for the fourth quarter of 2003, totaling $19.2 million, were included in reported net sales. This change in classification had no impact on gross profit, operating income, net income (loss), net income (loss) per common share, balance sheets or cash flows. The following table provides the quantification of total close out sales by year (in thousands):

For the Year Ended
2003	2002	2001	2000
$57,328	$112,673	$163,388	$98,378

(b)	Effective on January 1, 2002, Mattel adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In accordance with the adoption of SFAS No. 142, Mattel ceased amortization of goodwill effective January 1, 2002. Operating income in 2001 and 2000 includes goodwill amortization of $46.1 million and $46.6 million, respectively.

(c)	As more fully described in Note 14 to the consolidated financial statements, the Consumer Software segment, which was comprised primarily of The Learning Company, Inc. (“Learning Company”), was reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements were reclassified to segregate the operating results of the Consumer Software segment.

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

Overview

Mattel designs, manufactures and markets a broad variety of toy products worldwide through sales to its customers and directly to consumers. Mattel’s business is dependent in great part on its ability each year to redesign, restyle and extend existing core products and product lines, to design and develop innovative new products and product lines, and to successfully market those products and product lines. Mattel plans to continue to focus on its portfolio of traditional brands that have historically had worldwide appeal, to create new brands utilizing its knowledge of children’s play patterns and to target customer and consumer preferences around the world.

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Harry Potter™, Yu-Gi-Oh!™, Batman™, Justice League™, Megaman™ and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, Rescue Heroes®, BabyGear™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and See ’N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands—including American Girl Today®, The American Girls Collection® and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

Management believes that the business environment for Mattel in 2005 will be similar to that of 2004. Mattel expects to continue facing challenges both domestically and internationally as retailers continue to rationalize stores and prioritize inventory management. Management also expects to encounter continued cost pressures in the areas of product costs, including oil-based resin, transportation costs, and employee-related costs.

Management has established two overarching goals for 2005. The first goal is to drive growth by continuing the invigoration of the Barbie® brand, while maintaining growth in all of its core brands by continuing to develop innovative toys. Mattel also plans on generating growth by focusing on more effectively aligning with growing retail customers and continuing to develop new channels. The second goal is to gain further efficiencies in the supply chain by implementing new spend management and e-procurement policies, procedures and information systems; and rationalizing manufacturing and vendor sourcing.

Results of Continuing Operations

2004 Compared to 2003

Consolidated Results

Net sales for 2004 were $5.10 billion, a 3% increase compared to $4.96 billion in 2003, including a benefit from changes in currency exchange rates of 2 percentage points. Net income for 2004 was $572.7 million, or $1.35 per diluted share, as compared to net income of $537.6 million, or $1.22 per diluted share, for 2003. Gross profit, as a percentage of net sales, declined from 49.0% in 2003 to 47.2% in 2004. Sales of lower margin products, including the impact of sales mix, value enhancement initiatives, change in classification of close out sales, higher royalty costs and ongoing external cost pressures were the primary drivers for the decline in gross profit. Income generated from continuing operations before income taxes declined in absolute dollars and as a percentage of net sales in 2004 compared to 2003. Contributing to this decline was a pre-tax charge of $16.2 million, primarily related to the elimination of approximately 285 positions as a result of headcount reductions at certain domestic and international locations, and integration of the Matchbox® and Tyco® R/C business located in New Jersey into the Hot Wheels® business in California to take advantage of synergies in the Wheels business. These increased costs were partially offset by gains on the sale of investments, net favorable legal settlements and a positive benefit from changes in currency exchange rates. A settlement with the US Internal Revenue Service (“IRS”) resulted in a net benefit of $65.1 million in the 2004 provision for income taxes in the consolidated statement of income. Net income for 2003 included a pre-tax charge of $26.3 million ($20.0 million after-tax) related to the financial realignment plan, which was completed in 2003. In 2003, Mattel also recognized pre-tax income of $7.9 million ($5.0 million after-tax) representing an adjustment to a reserve accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon. The combined effect of these items was a net after-tax charge of $15.0 million for 2003.

Shares repurchased under Mattel’s share repurchase program resulted in a benefit to Mattel’s earnings per share in 2004 when compared to 2003, by reducing the average number of common shares outstanding. Since inception of the share repurchase program in July 2003, Mattel has repurchased 27.4 million shares, representing 6% of common shares outstanding.

In the second quarter of 2004, a major thunderstorm damaged a Mattel distribution center located in Texas, which warehouses and distributes finished product for Mattel. Mattel carried insurance for this risk and in the fourth quarter of 2004, Mattel settled its claim with its insurance carrier. This event had no material impact on the results of operations for 2004.

The following table provides a summary of Mattel’s consolidated results for 2004 and 2003 (in millions, except percentage and basis point information):

	For the Year
	2004		2003		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$5,102.8	100.0%	$4,960.1	100.0%	3%

Gross profit	$2,410.7	47.2%	$2,429.5	49.0%	–1%	(180)
Advertising and promotion expenses	643.0	12.6	636.1	12.8	1%	(20)
Other selling and administrative expenses	1,036.9	20.3	1,002.9	20.3	3%	—
Restructuring and other charges	—	—	4.8	0.1	–100%	(10)

Operating income	730.8	14.3	785.7	15.8	–7%	(150)
Interest expense	77.8	1.5	80.6	1.6	–3%
Interest (income)	(19.7)	–0.4	(18.9)	–0.4	4%
Other non-operating (income), net	(23.5)	–0.4	(16.8)	–0.3	40%

Income from continuing operations before income taxes	$696.2	13.6%	$740.8	14.9%	–6%	(130)

Sales

Net sales for 2004 were $5.10 billion, a 3% increase compared to $4.96 billion in 2003, including a benefit from changes in currency exchange rates of 2 percentage points. Gross sales within the US remained flat with 2003 and accounted for 58% of consolidated gross sales in 2004 compared to 60% in 2003. In 2004, gross sales in international markets increased 7% compared to 2003, including a benefit from changes in currency exchange rates of 5 percentage points.

During the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of income. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Effective October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of income. This change in classification had no impact on gross profit, net income, net income per common share, balance sheets or cash flows for any date or period presented. For the fourth quarter of 2003, close out sales, which were included in reported net sales, were $19.2 million. In 2004, close out sales represented 80 basis points of sales growth for the year, and had a negative impact on gross profit, as a percentage of net sales, of 40 basis points. For the first three quarters of 2003, close out sales classified as a reduction of cost of sales were $38.1 million. See Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data—Notes 1, 11 and 12 to the Consolidated Financial Statements.”

Worldwide gross sales of Mattel Brands decreased 1% to $3.2 billion in 2004 compared to 2003, including a 3 percentage point benefit from changes in currency exchange rates. Domestic gross sales decreased 5% and international gross sales increased 4%, including a 6 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Barbie® decreased 8% from 2003, including a benefit from changes in currency exchange rates of 3 percentage points. Domestic gross sales of Barbie® decreased 15% and international gross sales of Barbie® decreased 3%, including a 5 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Other Girls Brands decreased 10% from 2003, including a 3 percentage point benefit from changes in currency exchange rates. Sales of new product introductions in Other Girls Brands were more than offset by declining sales of discontinued product lines. Worldwide gross sales in the Wheels category increased 3% compared to 2003, including a 3 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of the Hot Wheels® product line increased compared to 2003, driven by double digit growth internationally resulting from new product introductions. Worldwide gross sales in the Entertainment category increased 22% compared to 2003, including a 3 percentage point benefit from changes in currency exchange rates, mainly attributable to strong sales of Scene It?™ and the launch of Mattel’s personal video player, JuiceBox™, and continued strength in male action entertainment properties such as Batman™, Megaman™, and Yu-Gi-Oh!™.

Worldwide gross sales of Fisher-Price Brands increased 8% to $1.9 billion in 2004 compared to 2003, including a 1 percentage point benefit from changes in currency exchange rates. Domestic gross sales increased 4%, while international sales grew 18%, including a 6 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Core Fisher-Price® increased 9% compared to 2003, including a 2 percentage point benefit from changes in currency exchange rates. Sales growth in Core Fisher-Price® was primarily related to sales growth in infant and preschool products and continued growth in the BabyGear™ line. Worldwide gross sales of Fisher-Price® Friends increased 19% compared to 2003, including a 2 percentage point benefit from changes in currency exchange rates, driven by the expansion of learning-related products and strong sales growth from new product introductions featuring Dora the Explorer™ and Winnie the Pooh.

Gross sales of American Girl Brands increased 10% to $379.1 million in 2004 compared 2003, due primarily to the success of the American Girl Place® retail store in New York City which opened in November 2003, and increased sales of The American Girls Collection® dolls and accessories driven by the first American Girl® live-action, made-for-TV movie, which aired in November 2004.

Gross Profit

Gross profit, as a percentage of net sales, was 47.2% in 2004 compared to 49.0% in 2003. The decrease in gross profit, as a percentage of net sales, resulted from sales of lower margin products, including the impact of sales mix, value enhancement initiatives, change in classification of close out sales, higher royalty costs and ongoing external cost pressures. This decline was partially offset by a benefit from changes in currency exchange rates and savings generated from continuous improvement programs. Mattel plans to continue to invest in value enhancement initiatives and expects the external cost pressures to continue. Mattel is actively pursuing cost saving actions and effective in January 2005, Mattel modestly increased the prices it charges to customers on a worldwide basis across most product lines. Cost of sales in 2003 includes a charge of $4.1 million for the financial realignment plan, primarily related to the consolidation of two of Mattel’s manufacturing facilities in Mexico.

Advertising and Promotion Expenses

Advertising and promotion expenses were 12.6% of net sales in 2004, compared to 12.8% in 2003. Mattel expects advertising spending levels for 2005 to be fairly consistent with 2004 to support its plan to invest in the business to drive long-term performance.

Other Selling and Administrative Expenses

Other selling and administrative expenses increased $34.0 million to $1.04 billion compared to $1.0 billion in 2003, with the percentage of net sales remaining flat at 20.3%. Other selling and administrative expenses increased in 2004, primarily due to the following:

•	A $16.2 million charge for severance related to the elimination of approximately 285 positions resulting from headcount reductions at certain domestic and international locations and relocation of the Matchbox® and Tyco® R/C Brands from New Jersey to California to take advantage of synergies in the Wheels business;

•	Higher overhead costs associated with the American Girl Place® retail store in New York City that opened in November 2003;

•	The negative effect of changes in currency exchange rates on overhead expenses incurred in international markets, primarily Europe; and

•	Higher external cost pressures, including employee-related costs.

The overall increase in other selling and administrative expenses was partially mitigated by reduced spending on continuous improvement initiatives, and net favorable legal settlements. Other selling and administrative expenses in 2003 included an $8.6 million financial realignment plan charge, largely related to streamlining back office functions and the termination of a licensing arrangement.

Non-Operating Items

Interest expense decreased from $80.6 million in 2003 to $77.8 million in 2004. Lower average long-term debt in 2004, as a result of the repayment of $180.0 million in long-term debt during 2003, partially offset by higher average short-term borrowings in 2004, were the primary causes of the decrease. Other non-operating (income), net was $23.5 million in 2004, comprised mainly of a $22.1 million gain from the sale of investments. Other non-operating (income), net was $16.8 million in 2003, including a $15.5 million gain from the sale of investments and a $7.8 million gain from an insurance recovery related to the shareholder litigation related to the 1999 acquisition of Learning Company that was settled in 2002, partially offset by foreign currency transaction losses of $10.0 million. Foreign currency transaction gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the period in which the exchange rate changes. See Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements” for a discussion of the shareholder litigation.

At year end 2004, the pre-tax unrealized gains on marketable securities held by Mattel were $26.1 million ($16.4 million after-tax). Prospectively, management expects to periodically sell additional marketable securities.

Provision for Income Taxes

In the fourth quarter of 2004, Mattel reached a settlement with the IRS regarding the examination of Mattel’s US federal income tax returns for the years 1998 through 2001. The settlement resulted in a net benefit of $65.1 million from changes in tax estimates, and the benefit is reflected in the 2004 provision for income taxes in the consolidated statement of income.

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

Domestic Segment

Mattel Brands US gross sales decreased 5% in 2004 compared to 2003. Within this segment, gross sales of Barbie® declined 15%, partially offset by strong sales growth in the Entertainment category. Management believes that Mattel Brands US segment sales continue to be negatively impacted by a continued reduction in inventory of Mattel products held by retailers and continued competitive challenges. During 2004, management developed a new strategy designed to regain relevance with girls by making improvements in the product line and launching a new brand campaign highlighting a fresher image, which resulted in improved performance at retail and increased category share. During 2005, management intends to focus on restoring retailer confidence in the Barbie® brand by continuing to improve sell-through of Barbie® product at retail. Mattel Brands US segment income decreased 16% to $326.3 million in 2004, primarily due to lower sales volume and a decline in gross profit resulting from increased sales of lower margin products, including the impact of sales mix, value enhancement initiatives, increased royalty costs and ongoing external cost pressures.

Fisher-Price Brands US gross sales increased 4%, reflecting an increase in sales of Core Fisher-Price® products, mainly in the infant and preschool and BabyGear™ lines and Fisher-Price® Friends, driven by the expansion of learning-related products and strong sales growth from new product introductions featuring Dora the Explorer™ and Winnie the Pooh. These sales increases were partially offset by a decrease in sales of Power Wheels®. Fisher-Price Brands US segment income decreased 4% to $173.2 million in 2004, primarily due to increased sales of lower margin products, including the impact of sales mix, and higher product costs, including transportation and royalty costs, partially offset by higher sales volume.

American Girl Brands gross sales increased 10%, primarily as a result of the success of the American Girl Place® retail store in New York City, which opened in November 2003, and increased sales of The American Girls Collection® dolls and accessories driven by the first American Girl® live-action, made-for-TV movie, which aired in November 2004. American Girl Brands segment income increased 25% to $77.5 million in 2004, driven by higher sales volume and improved gross profit, partially offset by higher overhead costs associated with its American Girl Place® retail store in New York City.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2004 versus 2003:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Europe	4	8
Latin America	13	–2
Canada	6	5
Asia Pacific	19	6

Total International	7	5

International gross sales increased 7% in 2004 compared to 2003, including a benefit from changes in currency exchange rates of 5 percentage points. Gross sales of Barbie® decreased 3%, including a benefit from changes in currency exchange rates of 5 percentage points. Gross sales in the Wheels category grew by double-digits in 2004 compared to 2003, mainly due to growth in Hot Wheels® products, partially offset by declines in sales of Matchbox®. Gross sales in the Entertainment category also increased by double-digits in 2004 compared to 2003, primarily due to strong sales of games and puzzles, including Scene It?™, and the Warner Bros. properties, including Batman™ and Harry Potter™. Fisher-Price Brands gross sales increased 18%, including a benefit from changes in currency exchange rates of 6 percentage points, due to strong growth in Core Fisher-Price® products, primarily infant and preschool and BabyGear™ lines and Fisher-Price® Friends, mainly due to new product introductions featuring Dora the Explorer™ and Winnie the Pooh. International segment income decreased 18% to $299.2 million in 2004, as a result of a sales mix shift to lower margin products, the higher cost of value enhancement initiatives and pricing adjustments made in 2004 on certain products in Europe to remain competitive given the strength of the Euro versus the US dollar, and external cost pressures.

2003 Compared to 2002

Consolidated Results

Net sales for 2003 were $4.96 billion, a 2% increase compared to $4.89 billion in 2002, including a benefit from changes in currency exchange rates of 4 percentage points. Net income for 2003 was $537.6 million, or $1.22 per diluted share, as compared to net income of $230.1 million, or $0.52 per diluted share, for 2002. Net income for 2003 included a pre-tax charge of $26.3 million ($20.0 million after-tax) related to the financial realignment plan. In 2003, Mattel also recognized pre-tax income of $7.9 million ($5.0 million after-tax) representing an adjustment to a reserve accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon. The combined effect of these items was a net after-tax charge of $15.0 million for 2003. In the first quarter of 2002, Mattel implemented SFAS No. 142 and recorded a transition adjustment of $252.2 million, net of tax, as the cumulative effect of a change in accounting principle resulting from the transitional impairment test of the American Girl Brands goodwill. In the third quarter of 2002, Mattel recorded a $27.3 million after-tax gain from discontinued operations related to the sale of Learning Company. In 2002, Mattel also incurred a pre-tax charge of $48.3 million ($31.9 million after-tax) related to the financial realignment plan. The combined effect of these items was a net after-tax charge of $256.8 million for 2002.

The following table provides a summary of Mattel’s consolidated results for 2003 and 2002 (in millions, except percentage and basis point information):

	For the Year
	2003		2002		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$4,960.1	100.0%	$4,885.3	100.0%	2%

Gross profit	$2,429.5	49.0%	$2,361.0	48.3%	3%	70
Advertising and promotion expenses	636.1	12.8	552.5	11.3	15%	150
Other selling and administrative expenses	1,002.9	20.3	1,050.3	21.5	–5%	(120)
Restructuring and other charges	4.8	0.1	24.6	0.5	–80%	(40)

Operating income	785.7	15.8	733.6	15.0	7%	80
Interest expense	80.6	1.6	113.9	2.3	–29%
Interest (income)	(18.9)	–0.4	(17.7)	–0.3	7%
Other non-operating (income) expense, net	(16.8)	–0.3	15.9	0.3	–206%

Income from continuing operations before income taxes	$740.8	14.9%	$621.5	12.7%	19%	220

Sales

Net sales for 2003 were $4.96 billion, a 2% increase compared to $4.89 billion in 2002. Worldwide gross sales for 2003 increased 1%, which included a benefit from changes in currency exchange rates of 3 percentage points. Gross sales within the US decreased 6% from 2002 and accounted for 60% of consolidated gross sales in 2003 compared to 64% in 2002. The decline in gross sales within the US reflects the challenging retail environment and competition in key categories. In 2003, gross sales in international markets increased 15% compared to 2002, which included a benefit from changes in currency exchange rates of 10 percentage points.

During the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of income. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Effective October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of income. This change in classification had no impact on gross profit, net income, net income per common share, balance sheets or cash flows for any date or period presented. For the fourth quarter of 2003, close out sales, which were included in reported net sales, were $19.2 million representing 1 percentage point of sales growth for the quarter and 40 basis points of sales growth for the year. For the first three quarters of 2003 and for 2002, close out sales classified as a reduction of cost of sales were $38.1 million and $112.7 million, respectively. See Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data—Notes 1, 11 and 12 to the Consolidated Financial Statements.”

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

Worldwide gross sales of Fisher-Price Brands increased 4% to $1.8 billion in 2003 compared to 2002, including a 2 percentage point benefit from changes in currency exchange rates. International gross sales increased 20%, while domestic gross sales decreased 1%. The international gross sales growth included a 10 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Core Fisher-Price® products were up 5% due to a 25% increase in international sales, partially offset by a 3% decline in domestic sales. The growth in international gross sales of Core Fisher-Price® included a 12 percentage point benefit from changes in currency exchange rates. Sales of Fisher-Price® Friends increased in 2003 compared to 2002 in both domestic and international markets. Additionally, Mattel benefited in 2003 from launches of learning-related products, which include PowerTouch™ and other learning toys.

Gross sales of American Girl Brands decreased 2% to $344.4 million in 2003 compared 2002. Sales declines in Angelina Ballerina™, Bitty Baby® and the historical Kaya® doll launched in 2002 were partially offset by strong performances in the American Girl Today® brand, driven by the launch of the Kailey® doll in 2003, as well as introduction of the Hopscotch Hill School™ brand. Additionally, the American Girl Place® in New York City, which opened in November 2003, had a strong opening holiday season and helped mitigate the aforementioned sales declines.

Gross Profit

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

Advertising and Promotion Expenses

Advertising and promotion expenses were 12.8% of net sales in 2003, compared to 11.3% in 2002. The increase in 2003 compared to 2002 was largely due to increased spending to support the launch of several new product lines and Mattel’s attempt to rebuild sales volume momentum in core brands as well as the unfavorable effect of currency exchange rate changes.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.0 billion, or 20.3% of net sales, in 2003 compared to $1.1 billion, or 21.5% of net sales, in 2002. The decrease in 2003 was primarily due to lower incentive compensation accruals of approximately $80 million and reduced bad debt expense of approximately $43 million, partially offset by higher employee benefit and insurance costs, spending related to continuous improvement initiatives and the unfavorable effect of changes in currency exchange rates. The decrease in bad debt expense was largely due to a $33.5 million writedown of the Kmart pre-bankruptcy accounts receivable in 2002. Other selling and administrative expenses in 2003 included an $8.6 million financial realignment plan charge, largely related to streamlining back office functions and the termination of a licensing arrangement. Other selling and administrative expenses in 2002 included a $13.3 million financial realignment plan charge, largely related to streamlining back office functions and asset writedowns and other costs associated with the closure of its manufacturing and distribution facilities in Murray, Kentucky (“North American Strategy”).

Non-Operating Items

Interest expense decreased from $113.9 million in 2002 to $80.6 million in 2003 due to lower average borrowings resulting from higher cash on hand at the beginning of the year, lower short-term interest rates and repayment of long-term debt. Other non-operating (income), net was $16.8 million in 2003, including a $15.5 million gain from the sale of investments and a $7.8 million gain from an insurance recovery related to the shareholder litigation related to the 1999 acquisition of the Learning Company settled in 2002, partially offset by foreign currency transaction losses of $10.0 million. Other non-operating expense, net was $15.9 million in 2002, including a $25.4 million charge resulting from the settlement of the shareholder litigation, partially offset by foreign currency transaction gains of $10.5 million. Foreign currency transaction gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the period in which the exchange rate changes. See Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements” for a discussion of the shareholder litigation.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. Prior to 2003, the Domestic segment was further divided into US Girls, US Boys—Entertainment, and US Infant & Preschool. In 2003, Mattel announced the consolidation of its US Girls and US Boys—Entertainment segments into one segment, renamed Mattel Brands US. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes. The results of Pleasant Company are now reported as American Girl Brands and US Infant & Preschool are now reported as Fisher-Price Brands US for segment reporting purposes. To facilitate the comparison of segment results for 2004 and 2003 to 2002, segment disclosures for 2002 have been restated to reflect these changes.

Domestic Segment

Mattel Brands US gross sales decreased 11% in 2003 compared to 2002. Within this segment, lower sales of Barbie®, Diva Starz™, What’s Her Face!™, Wheels and Harry Potter™ products were partially offset by growth in Polly Pocket!™ and ello™, and the introduction of Flavas™ and the Warner Bros. properties Batman™ and Justice League™. Barbie® gross sales decreased 15% due to declines in the accessories and doll categories and increased competition. Mattel Brands US segment income decreased 13% to $388.7 million in 2003, primarily due to lower sales volume and increased advertising spending to support the launch of several new product lines and its attempt to rebuild sales volume momentum in core brands, partially offset by higher gross profit.

Fisher-Price Brands US gross sales decreased 1%, due to declines in sales of Core Fisher-Price® and Power Wheels® products, partially offset by increased sales of Fisher-Price® Friends and launches of learning-

related products. Fisher-Price Brands US segment income decreased 4% to $180.1 million in 2003, primarily due to lower sales volume and increased overhead costs to support development of new product lines, partially offset by higher gross profit.

American Girl Brands gross sales decreased 2% as declines in Angelina Ballerina™, Bitty Baby® and the historical Kaya® doll launched in 2002 were partially offset by strong performances in the American Girl Today® brand, driven by the launch of the Kailey® doll in 2003, as well as introduction of the Hopscotch Hill School™ brand. American Girl Brands segment income increased 7% to $62.0 million in 2003, primarily due to higher gross profit, partially offset by increased selling and administrative expenses to support the opening of its retail store, American Girl Place®, in New York City during the fourth quarter of 2003.

Management believes the overall decrease in Domestic segment gross sales in 2003 resulted from the impact of the challenging retail environment, competition in key categories and the shift in consumer purchases to later in the holiday season.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2003 versus 2002:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Europe	20	15
Latin America	–1	–6
Canada	15	11
Asia Pacific	25	13

Total International	15	10

International gross sales increased 15% in 2003 compared to 2002, including a benefit from changes in currency exchange rates of 10 percentage points. The increase in gross sales was due to growth across all product lines, including Barbie®, Hot Wheels® and Core Fisher-Price®, combined with growth in the Entertainment category, including games and puzzles, Yu-Gi-Oh!™ and Batman™. International segment income increased 20% to $365.0 million in 2003, largely due to increased sales volume and gross profit improvement, partially offset by higher advertising and promotion expenses in an attempt to rebuild sales volume momentum in core brands and launch new brands.

Financial Realignment Plan

In 2003, Mattel completed its financial realignment plan, originally announced during the third quarter of 2000, which was designed to improve gross profit, other selling and administrative expenses, operating income, and cash flows. Since its inception, Mattel recorded a total pre-tax charge of $250.0 million, or approximately $171 million after-tax, of which approximately $123 million represented cash expenditures and $48 million represented non-cash asset writedowns.

Mattel exceeded the targeted initial cumulative pre-tax cost savings of approximately $200 million, achieving cumulative pre-tax cost savings of approximately $221 million by the end of 2003, of which approximately $79 million and $87 million were realized in 2003 and 2002, respectively.

Charges relating to the financial realignment plan were recorded in the following captions in the consolidated statements of income (in millions):

	For the Year
	2003	2002
Gross profit	$4.1	$10.4
Other selling and administrative expenses	8.6	13.3
Restructuring and other charges	12.7	24.6
Other non-operating (income) expense, net	0.9	—

Pre-tax charges	$26.3	$48.3

In 2003, as part of its financial realignment plan, Mattel announced the consolidation of its US Girls and US Boys—Entertainment segments into one segment, renamed Mattel Brands US. Costs associated with this reorganization included the elimination of approximately 5% of executive-level positions, including the position of president of the Girls division. Also in 2003, Mattel substantially completed the consolidation of two of its manufacturing facilities in Mexico to streamline manufacturing within North America.

In 2002, as part of its financial realignment plan, Mattel commenced a long-term information technology strategy aimed at achieving operating efficiencies and cost savings across all disciplines. The program focused on simplifying Mattel’s organization by defining common global processes based on industry best practices, streamlining its organizational structure by eliminating redundancies, and upgrading its systems to have greater visibility to information and data on a global basis. Also in 2002, Mattel completed the closure of its manufacturing and distribution facilities in Murray, Kentucky, as part of the North American Strategy.

In connection with the financial realignment plan, Mattel recorded pre-tax restructuring charges of $37.3 million during 2002 and 2003, of which $0.1 million was not yet paid as of year end 2004. These charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and American Girl, costs associated with the North American Strategy, closure of certain international offices, and consolidation of facilities. From the inception of the plan through 2003, Mattel terminated the employment of approximately 2,570 employees.

The components of the restructuring charge and reconciliation of the liability are as follows (in millions):

	Severance and Other Compensation	Lease Termination Costs	Other	Total Restructuring Charge
Balance at year end 2001	$8.8	$1.9	$1.0	$11.7
2002 charges	19.4	1.2	4.0	24.6
Amounts incurred	(24.3)	(1.8)	(4.4)	(30.5)

Balance at year end 2002	3.9	1.3	0.6	5.8
2003 charges	12.9	(0.3)	0.1	12.7
Amounts incurred	(16.2)	(0.6)	(0.6)	(17.4)

Balance at year end 2003	0.6	0.4	0.1	1.1
Amounts incurred	(0.5)	(0.4)	(0.1)	(1.0)

Balance at year end 2004	$0.1	$—	$—	$0.1

In 2003, Mattel recorded a net restructuring charge totaling $4.8 million in the consolidated statement of income, representing $12.7 million of restructuring charges related to the financial realignment plan that were partially offset by income of $7.9 million representing an adjustment to a reserve accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon.

Income Taxes

Mattel’s effective tax rate on income from continuing operations in 2004 was 17.7% compared to 27.4% in 2003. During 2004, Mattel reached a settlement with the IRS regarding the examination of Mattel’s US federal income tax returns for the years 1998 through 2001. The settlement resulted in a net benefit to Mattel of $65.1 million, which lowered Mattel’s overall effective tax rate in 2004 as compared to 2003 and 2002. This settlement did not have a significant impact on cash paid for income taxes during 2004.

Mattel’s effective tax rate on income from continuing operations increased in 2003 to 27.4% compared to 26.8% in 2002 due to goodwill, the tax benefit of deductible costs related to the financial realignment plan, and other charges. Management believes the effective tax rate applied to income earned in future periods will be more consistent with the rates in fiscal years prior to 2004.

The pre-tax income from US operations includes interest expense and corporate headquarters expenses. Therefore, the pre-tax income from US operations, as a percentage of consolidated pre-tax income from continuing operations, was less than the sales to US customers as a percentage of consolidated gross sales.

The IRS has completed its examination of the Mattel, Inc. US federal income tax returns through 2001 and is currently examining the 2002 and 2003 US federal income tax returns.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law. Among its various provisions, the Jobs Act creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-2 allows companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Jobs Act on a company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purposes of applying SFAS No. 109, Accounting for Income Taxes. As of December 31, 2004, management had not decided on whether, or to what extent, Mattel may repatriate foreign earnings under the Jobs Act. Therefore, Mattel’s 2004 consolidated financial statements do not include any provision for income taxes on the $3.1 billion cumulative balance of unremitted foreign earnings as of year end 2004. Based on the analysis to date, Mattel may repatriate up to approximately $2.4 billion in foreign earnings with a corresponding tax liability of up to approximately $160 million. The computation of the tax liability does not include the potential favorable effects of the Tax Technical Corrections Act of 2004, which was introduced to the US Congress on November 22, 2004. It is anticipated that this bill will become law in 2005 and, when enacted, would change Mattel’s computation of the tax liability associated with the repatriation of foreign earnings under the Jobs Act. Management expects to finalize its assessment related to the Jobs Act in the first half of 2005.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity over the last three years have been cash on hand at the beginning of the year, cash flows generated from continuing operations and short-term borrowings. Cash flows from continuing operations could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

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

Over the long term, assuming cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to shareholders through cash dividends and, depending on market conditions, share repurchases. However, the ability to implement successfully the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities. There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve its targeted goals from investing activities.

Operating Activities

Cash flows generated from operating activities of continuing operations were $570.4 million during 2004, compared to $604.8 million in 2003 and $1.16 billion in 2002. The decrease in cash flows from operating activities in 2004 from 2003 was primarily due to higher working capital requirements caused mainly by higher accounts receivable resulting from a shift in timing of customer purchases to later in the fourth quarter, partially offset by increased income from continuing operations. The decrease in cash flows from operating activities in 2003 from 2002 was primarily due to higher working capital requirements attributable to payments made in 2003 related to year end 2002 accruals for incentive compensation and the shareholder litigation settlement. Additionally, Mattel entered 2003 with relatively lower levels of accounts receivable and inventories than in 2002 due to working capital improvements achieved during 2002.

Investing Activities

Mattel used cash flows for investing activities of continuing operations of $108.1 million during 2004, primarily to invest in tooling to support existing and new products and its long-term information technology strategy. In 2004, capital expenditures were partially offset by proceeds from the sales of investments and property, plant and equipment, primarily related to the disposal of property in Mexico that was no longer needed when manufacturing operations in Mexico were combined as part of the financial realignment plan. The decrease in cash flows used for investing activities in 2004 was mainly due to higher spending in 2003 associated with the construction of the new American Girl Place® in New York City, and expansion of manufacturing facilities in Mexico as part of the financial realignment plan, and reduced spending in 2004 on information technology. In 2003 and 2002, Mattel used cash flows for investing activities of $180.8 million and $158.4 million, respectively, primarily to support existing and new products, its long-term information strategy, certain financial realignment plan initiatives (including the expansion of manufacturing facilities in Mexico) and the construction of the new American Girl Place® in New York City that opened in the fourth quarter of 2003. These costs were partially offset by the sale of investments in 2003.

Financing Activities

Cash flows used for financing activities of continuing operations decreased $88.1 million to $466.3 million in 2004 compared to 2003, primarily due to the repayment of $150.0 million of 6% senior notes in 2003, partially offset by increased dividends paid in 2004 and reduced cash from employee stock option exercises. Compared to 2002, cash flows used for financing activities in 2003 increased $160.1 million, primarily due to the purchase of treasury stock and an increase in the annual dividend rate, partially offset by lower amounts of debt maturing in 2003 compared to 2002. In 2005, Mattel intends to repay its $150.0 million of 6 1/8% senior notes and a $39.1 million mortgage note upon maturity.

In July 2003, Mattel’s board of directors approved a share repurchase program of up to $250.0 million. During 2003, Mattel repurchased 12.7 million shares at a cost of $244.4 million pursuant to this program. In November 2003, the board of directors approved an increase to the share repurchase program of an additional $250.0 million, bringing the total authorized repurchases to $500.0 million. During 2004, Mattel repurchased 14.7 million shares at a cost of $255.1 million pursuant to this program. Mattel’s share repurchase program has no expiration date.

In 2004, 2003 and 2002, Mattel paid a $0.45 per share, $0.40 per share and $0.05 per share dividend to holders of its common stock, respectively. The board of directors declared the dividend in November, and Mattel paid the dividend in December of each year. The dividend payments were approximately $187 million, $171 million and $22 million in 2004, 2003 and 2002, respectively.

Seasonal Financing

Mattel maintains and periodically amends or replaces a domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated during 2004 and was increased to a $1.30 billion, 3-year facility expiring in March 2007. The other terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2004. As of year end 2004, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.28 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 12.30 to 1 (compared to a minimum allowed of 3.50 to 1). The domestic unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the domestic unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

Mattel anticipates amending its domestic unsecured committed revolving credit facility in March 2005. The size of the facility is expected to remain at $1.30 billion, although Mattel has an option to increase the size of the facility up to $1.50 billion if there are sufficient aggregate commitments. The expiration date of the facility is expected to be extended to March 31, 2010. All other terms and conditions of the amended facility will be substantially similar to the existing facility, including the consolidated debt-to-capital and interest coverage ratios.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of year end 2004, foreign credit lines total approximately $213 million, a portion of which are used to support letters of credit. Mattel expects to extend these credit lines throughout 2005.

Mattel believes its cash on hand at the beginning of 2005, amounts available under its domestic unsecured committed revolving credit facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2005. As of year end 2004, Mattel has available borrowing resources totaling approximately $1.2 billion under its domestic unsecured committed revolving credit facility and foreign credit lines.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows (in millions):

	As of Year End
	2004	2003
Receivables sold pursuant to the:
Domestic receivables facility	$253.4	$279.5
European receivables facility	93.8	94.5
Other factoring arrangements	99.1	82.0

	$446.3	$456.0

Financial Position

Mattel’s cash and cash equivalents was $1.16 billion at year end 2004, which was slightly higher than year end 2003. Accounts receivable increased by $215.1 million to $759.0 million at year end 2004, reflecting a shift in timing of sales to late in the fourth quarter of 2004 compared to 2003 and changes in currency exchange rates. Management expects to collect the majority of these receivables in the first quarter of 2005. Inventories increased

$30.0 million to $418.6 million at year end 2004, mainly due to lower than expected sales volume during the holiday season and changes in currency exchange rates. Based on Mattel’s analysis of point of sale information, management believes that inventory levels of Mattel products at retail are lower at year end 2004 compared to 2003.

Current portion of long-term debt increased $136.9 million to $189.1 million at year end 2004 compared to year end 2003 due to the reclassification of $150.0 million of 6 1/8% senior notes maturing in the third quarter of 2005 and the $39.1 million mortgage note maturing in the fourth quarter of 2005 from long-term debt to current portion of long-term debt, partially offset by repayment of $50.0 million of medium-term notes in 2004. Accounts payable and accrued liabilities increased $86.5 million since year end 2003 to $1.2 billion, mainly due to changes in currency exchange rates, increased amounts due to third-party manufacturers, and higher advertising and royalty accruals, partially offset by lower receivable collections due to bank related to the European receivables facility and reduced reserves for defective returns.

A summary of Mattel’s capitalization is as follows (in millions, except percentage information):

	As of Year End
	2004		2003
Medium-term notes	$400.0	13%	$400.0	13%
Senior notes	—	—	150.0	5
Other long-term debt obligations	—	—	39.1	1

Total long-term debt	400.0	13	589.1	19
Other long-term liabilities	243.5	8	237.9	8
Stockholders’ equity	2,385.8	79	2,216.2	73

	$3,029.3	100%	$3,043.2	100%

Total long-term debt decreased $189.1 million at year end 2004 compared to year end 2003 due to the aforementioned reclassification of $150.0 million of 6 1/8% senior notes and the $39.1 million mortgage note maturing in 2005 to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments. Stockholders’ equity of $2.39 billion at year end 2004 increased $169.6 million from year end 2003, primarily as a result of income from continuing operations, partially offset by the purchase of treasury stock and payment of the annual dividend on common stock in the fourth quarter of 2004.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, improved from 23.0% at year end 2003 to 20.6% at year end 2004 due to cash flows generated from operating activities of continuing operations combined with the repayment of medium-term notes, partially offset by the purchase of treasury stock and the payment of the annual dividend on common stock. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

Off-Balance Sheet Arrangements

Mattel has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Commitments

In the normal course of business, Mattel enters into debt agreements, contractual arrangements to obtain and protect Mattel’s right to create and market certain products, and for future purchases of goods and services to ensure availability and timely delivery. These arrangements include commitments for future inventory purchases and royalty payments pursuant to licensing agreements. Certain of these commitments routinely contain provisions for guaranteed or minimum expenditures during the term of the contracts.

Mattel’s commitments for debt and other contractual obligations expected to be settled in cash are summarized as follows (in millions):

	Payments Due by Period
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$589.1	$189.1	$50.0	$50.0	$50.0	$50.0	$200.0
Interest on long-term debt	157.6	41.1	27.0	23.4	19.4	16.1	30.6
Capitalized leases*	9.3	0.3	0.3	0.3	0.3	0.3	7.8
Operating leases	370.0	55.0	51.0	50.0	49.0	41.0	124.0
Purchases of inventory, other assets and services	188.1	188.1	—	—	—	—	—
Licensing minimums	300.0	93.0	55.0	43.0	26.0	27.0	56.0

Total	$1,614.1	$566.6	$183.3	$166.7	$144.7	$134.4	$418.4

*	Represents total obligation, including imputed interest.

Discontinued Operations

In May 1999, Mattel merged with Learning Company, with Mattel being the surviving corporation. This transaction was accounted for as a pooling of interests. On March 31, 2000, Mattel’s board of directors resolved to dispose of its Consumer Software segment, which was comprised primarily of Learning Company. As a result of this decision, the Consumer Software segment was reported as a discontinued operation effective March 31, 2000, and the consolidated statements of income were reclassified to segregate the operating results of the Consumer Software segment.

On October 18, 2000, Mattel disposed of Learning Company to an affiliate of Gores Technology Group in return for a contractual right to receive future consideration based on income generated from its business operations and/or the net proceeds derived by the new company upon the sale of its assets or other liquidation events, or 20% of its enterprise value at the end of five years.

In 2001, Mattel received cash proceeds totaling $10.0 million from Gores Technology Group as a result of liquidation events related to Gores Technology Group’s sale of the entertainment and education divisions of the former Learning Company. Mattel also incurred additional costs of approximately $10 million in 2001 related to the wind down of the Consumer Software segment. Accordingly, no income was recorded in the consolidated statement of income for discontinued operations in 2001.

In 2002, Gores Technology Group completed the sale and liquidation of non-cash proceeds related to the sales of the education and productivity divisions of the former Learning Company. Mattel received $43.3 million in cash proceeds from Gores Technology Group and recognized a gain on disposal of discontinued operations of $27.3 million, net of taxes of $16.0 million, in the consolidated statement of income in 2002.

As of year end 2002, Gores Technology Group had sold essentially all of the former Learning Company businesses. Therefore, Mattel does not expect to receive any significant additional proceeds from Gores Technology Group related to the discontinued operations. At year end 2004, Mattel had net obligations related to its discontinued Consumer Software segment of approximately $6 million. Mattel believes that it has adequately reserved for future obligations of its discontinued operations.

Litigation

Litigation Related to Learning Company

Following Mattel’s announcement in October 1999 of the expected results of its Learning Company division for the third quarter of 1999, various Mattel stockholders filed purported class action complaints naming Mattel and certain of its present and former officers and directors as defendants.

These shareholder complaints were consolidated into two lead cases, one under §10(b) of the Exchange Act, and the other under §14(a) of the Exchange Act. In November 2002, the United States District Court for the Central District of California permitted the actions to proceed as class actions.

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

In November 2002, the parties to the federal cases negotiated and thereafter memorialized in a final settlement agreement a settlement of all the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. The court granted final approval to the settlement in September 2003, and judgments were entered accordingly. On October 9, 2003, a group of persons purporting to be members of the §14(a) class filed a notice of appeal, challenging the manner in which the $122.0 million was allocated between the §10(b) class and the §14(a) class. Briefing on the appeal is complete, and in January 2005, the United States Court of Appeals for the Ninth Circuit issued an order directing that the case be placed on the next available calendar.

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

In August 2003, a nationwide class of “all persons who have purchased limited edition Barbie® dolls or Barbie® dolls which were described, promoted or packaged as available only in small, limited amounts” was certified based on California Business and Professions Code sections 17200 and 17500 et seq. Plaintiffs’ claims under the Illinois Consumer Fraud Act, as well as their breach of contract and breach of express warranty claims, were not certified for class action treatment. The plaintiffs claim that the class suffered compensatory damages of at least between $100 million and $200 million, and seek punitive damages, attorneys’ fees and injunctive relief.

In January 2005, the Court issued an order decertifying the nationwide class in its entirety, without prejudice to plaintiffs attempting to re-certify the class at a later date. The case is continuing on behalf of the two named plaintiffs. Discovery in the matter is ongoing. Mattel will continue to defend vigorously plaintiffs’ claims and will resist any attempt to re-certify a class action.

Environmental

Fisher-Price

Fisher-Price has executed a consent order with the State of New York to implement a groundwater remediation system at one of its former manufacturing facilities. The execution of the consent order was in response to the New York State Department of Environmental Conservation (“NYSDEC”) Record of Decision issued in March 2000. The NYSDEC approved a conceptual work plan in March 2001. One component of the remedial program mandated by the NYSDEC involves discharging the remediation wastewater into the publicly owned treatment works (“POTW”), which is owned and operated by the Village of Medina, New York. In June 2003, the Village of Medina approved the discharge of wastewater from the groundwater collection system into the POTW as part of a short-term, pilot scale pumping test to evaluate water quantity and quality necessary to complete the remedial design. The pilot program was successfully conducted in November 2003, and plans are underway to implement the actual groundwater remediation program. Mattel is now negotiating with the Village of Medina regarding the rate to be charged by the Village of Medina to Mattel for groundwater discharge into the POTW. The ultimate liability associated with this cleanup presently is estimated to be approximately $2.1 million, approximately $1.8 million of which has been incurred through year end 2004.

Beaverton, Oregon

Mattel previously operated a manufacturing facility on a leased property in Beaverton, Oregon that was acquired as part of the March 1997 merger with Tyco Toys, Inc. In March 1998, samples of groundwater used by the facility for process water and drinking water disclosed elevated levels of certain chemicals, including trichloroethylene. Mattel immediately closed the water supply and self-reported the sample results to the Oregon Department of Environmental Quality (“ODEQ”) and the Oregon Health Division. Mattel also implemented a community outreach program to employees, former employees and surrounding landowners.

Prior to 2003, Mattel recorded pre-tax charges totaling $19.0 million related to this property. During 2004 and 2003, Mattel recognized pre-tax income of $0.9 million and $7.9 million, respectively, representing adjustments to the reserve accrued in 1999 associated with the closure of the Beaverton facility. Costs totaling approximately $5 million have been incurred through year end 2004 for the Beaverton property, largely related to environmental remediation, attorney fees, consulting work and an employee medical screening program. In January 2003, Mattel entered into a settlement with the ODEQ resolving its cleanup liability in return for a contribution of $0.4 million to the cleanup, which is being performed by the company that caused the contamination. The remaining liability of approximately $5 million as of year end 2004 represents estimated amounts to be incurred for employee medical screening, project management, and other costs related to the Beaverton property.

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

Effects of Inflation

Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2004, 2003 or 2002. The US Consumer Price Index increased 3.3% in 2004, 1.9% in 2003 and 2.4% in 2002. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability under certain circumstances at certain times to pass on higher prices to its customers.

Proposed New Equity Compensation Plan

Mattel anticipates that, subject to approval by the Compensation Committee of the board of directors, a new 2005 Equity Compensation Plan will be presented to the stockholders of Mattel for their consideration at the 2005 Annual Meeting of Stockholders. The 2005 Equity Compensation Plan is expected to be an omnibus plan providing for a variety of possible forms of equity compensation, which may include stock options (nonqualified and/or incentive stock options), stock appreciation rights, nonvested stock (service- and/or performance-vesting), nonvested stock units (service- and/or performance-vesting), shares of common stock (as bonuses or in lieu of cash compensation) and dividend equivalent rights. Mattel anticipates that its 2005 Notice of Annual Meeting and Proxy Statement will contain a proposal providing information about and asking the stockholders to approve the 2005 Equity Compensation Plan.

Employee Savings Plan

Mattel sponsors a 401(k) savings plan, the Mattel Personal Investment Plan, for its domestic employees. Mattel makes employer contributions in cash and allows employees to allocate both their own contributions and employer contributions to a variety of investment funds, including a fund that is fully invested in Mattel common stock (the “Mattel Stock Fund”). Employees are not required to allocate any funds to the Mattel Stock Fund, which allows employees to limit or eliminate their exposure to market changes in Mattel’s stock price. Furthermore, Mattel’s plan limits an employee’s allocation to the Mattel Stock Fund to 50% of the employee’s total account balance. Employees may generally reallocate their account balances on a daily basis. The only limitation on the frequency of reallocations applies to changes involving the Mattel Stock Fund by employees classified as insiders or restricted personnel under Mattel’s insider trading policy. Pursuant to Mattel’s insider trading policy, insiders and restricted personnel are limited to certain window periods for making allocations into or out of the Mattel Stock Fund.

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

Note 1 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of Mattel’s consolidated financial statements. In most instances, Mattel must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America. See Item 8 “Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements.”

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

Mattel’s products are sold throughout the world. Products within the Domestic segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers. Products within the International segment are sold directly to retailers and wholesalers in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence.

On a consolidated basis, a small number of customers account for a large share of Mattel’s net sales and accounts receivable. For 2004, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 46% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 56% of net sales. As of year end 2004, Mattel’s three largest customers accounted for approximately 35% of net accounts receivable, and its ten largest customers accounted for approximately 47% of net accounts receivable. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US. The customers and the degree of concentration vary depending upon the region or nation. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.

In recent years, the mass-market retail channel has experienced significant shifts in market share among competitors, causing some large retailers to experience liquidity problems. In addition, many of Mattel’s customers have been negatively impacted by worsening economic conditions. From 2001 through early 2004, four large customers of Mattel filed for bankruptcy. Mattel’s sales to customers are typically made on credit without collateral and are highly concentrated in the third and fourth quarters due to the cyclical nature of toy sales, which results in a substantial portion of trade receivables being collected during the latter half of the year and the first quarter of the following year. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the control of Mattel. This could increase Mattel’s exposure to losses from bad debts.

Mattel has procedures to mitigate its risk of exposure to losses from bad debts. Revenue is recognized provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Credit limits and payment terms are established based on the underlying criteria that collectibility must be reasonably assured at the levels set for each customer. Extensive evaluations are performed on an ongoing basis throughout the fiscal year of each customer’s financial performance, cash generation, financing availability and liquidity status. Customers are reviewed at least annually, with more frequent reviews being performed if necessary, based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses prior to shipping to those customers on credit. Customer terms and credit limits are adjusted, if necessary, to reflect the results of the review. Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring or purchasing various forms of credit insurance with unrelated third parties or requiring cash in advance of shipment.

The following table summarizes Mattel’s allowance for doubtful accounts at December 31 (in millions, except percentage information):

	2004	2003	2002
Allowance for doubtful accounts	$32.8	$27.5	$23.3
As a percentage of total accounts receivable	4.1%	4.8%	4.5%

Mattel’s allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, such as a bankruptcy filing of a customer, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between year end 2002 and 2004 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is also affected by the time at which uncollectible accounts receivable balances are actually written off.

Mattel believes that its allowance for doubtful accounts at year end 2004 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts of $32.8 million, or 4.1% of trade accounts receivable, at year end 2004 may not prove to be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.

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

Mattel bases its production schedules for toy products on customer orders and forecasts, taking into account historical trends, results of market research and current market information. Mattel ships products in accordance with delivery schedules specified by its customers, who usually request delivery within three months. In anticipation of retail sales in the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of its fiscal year. These seasonal purchasing patterns and requisite production lead times cause risk to Mattel’s business associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase inventory valuation risk since Mattel may not be able to meet demand for certain products at peak demand times, or Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

Additionally, current conditions in the domestic and global economies have a certain level of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts of the economy, including the markets in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth or contraction in the markets it serves and demand for its products, the prevailing economic uncertainties render estimates of future demand for product more difficult. Such economic changes may affect the sales of Mattel’s products and its corresponding inventory levels, which would potentially impact the valuation of its inventory.

At the end of each quarter, management within each business segment, Mattel Brands US, Fisher-Price Brands US, American Girl Brands and International, performs a detailed review of its inventory on an item by item basis and identifies which products are believed to be obsolete or slow-moving. Management assesses the need for, and the amount of, an obsolescence reserve based on the following factors:

•	Customer and/or consumer demand for the item;

•	Overall inventory positions of Mattel’s customers;

•	Strength of competing products in the market;

•	Quantity on hand of the item;

•	Standard retail price of the item;

•	Standard margin on the item; and

•	Length of time the item has been in inventory.

The time frame between when an estimate is made and the time of disposal depends on the above factors and may vary significantly. Generally, slow-moving inventory is liquidated during the next annual selling cycle.

The following table summarizes Mattel’s obsolescence reserve at December 31 (in millions, except percentage information):

	2004	2003	2002
Allowance for obsolescence	$65.2	$53.6	$49.1
As a percentage of total inventory	13.5%	12.1%	12.7%

The increase from 2003 to 2004 in the allowance for obsolescence was mainly due to the specific identification of excess inventory that was impaired as of year end 2004. A 15% increase in year end inventory amounts from 2002 to 2003 was the primary cause for the increase in the obsolescence reserve during that period. Management believes that its allowance for obsolescence at year end 2004 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.

Benefit Plan Assumptions

As discussed in Note 4 to the consolidated financial statements, Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. Mattel accounts for its defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, and its other postretirement benefit plans in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. See Item 8 “Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements.”

Actuarial valuations are used in determining amounts recognized in financial statements for retirement and other postretirement benefit plans. These valuations incorporate the following significant assumptions:

•	Weighted average discount rate to be used to measure future plan obligations and interest cost component of plan income or expense;

•	Rate of future compensation increases (for defined benefit pension plans);

•	Expected long-term rate of return on plan assets (for funded plans); and

•	Health care cost trend rates (for other postretirement benefit plans).

Management believes that these assumptions are “critical accounting estimates” because significant changes in these assumptions would ultimately impact Mattel’s results of operations and financial position. Management believes that the assumptions utilized to record its obligations under its plans are reasonable based on the plans’ experience and advice received from its outside actuaries. Mattel reviews its benefit plan assumptions annually and modifies its assumptions based on current rates and trends as appropriate. The effects of such changes in assumptions are amortized as part of plan income or expense in future periods in accordance with SFAS Nos. 87 and 106.

At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. At year end 2004, Mattel determined the discount rate for its domestic benefit plans to be 5.7% as compared to 6.0% and 6.5% for the years ended 2003 and 2002, respectively. In estimating this rate, Mattel reviews rates of return on high quality, corporate bond indices. Assuming all other benefit plan assumptions remain constant, the decrease in the discount rate from 6.0% to 5.7% will result in an increase in benefit plan expense during 2005 of approximately $1 million.

The rate of future compensation increases used by Mattel for its domestic defined benefit pension plans averaged 4.4% for 2004, 2003 and 2002, based on plan demographics. This assumption is reviewed annually based on historical salary increases for participants in the defined benefit pension plans. This assumption impacts the service and interest cost components of plan income or expense.

The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel lowered its long-term rate of return for its domestic defined benefit pension plans from 10.0% in 2002 to 8.0% in both 2003 and 2004, based on economic and stock market conditions. Assuming all other benefit plan assumptions remain constant, a 1.0% decrease in the expected return on plan assets would result in an increase in benefit plan expense of approximately $2 million.

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 8.0% in 2004 to 5.5% in 2007, with rates assumed to stabilize in 2007 and thereafter, were used in determining plan expense for 2004. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of year end 2004, Mattel adjusted the health care cost trend rates for its other postretirement benefits plans to range from 11.0% in 2005 reducing to 5.0% in 2011, with rates assumed to stabilize in 2011 and thereafter. Assuming all other postretirement benefit plan assumptions remain constant, the change in the assumed health care cost trend rates will result in an increase in benefit plan expense during 2005 of approximately $0.7 million.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the accumulated postretirement benefit obligation as of year end 2004 by approximately $6 million and $(5) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2004 by approximately $300 thousand and $(300) thousand, respectively.

Valuation of Goodwill

Effective on January 1, 2002, Mattel adopted SFAS No. 142, which superseded Accounting Principles Board Opinion No. 17, Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. In accordance with the adoption of SFAS No. 142, Mattel ceased amortization of goodwill effective January 1, 2002.

Management believes that the accounting estimate related to the valuation of its goodwill is a “critical accounting estimate” because significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including net income and noncurrent assets, specifically goodwill. The valuation of goodwill involves a high degree of judgment since the first step of the impairment test required by SFAS No. 142 consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the fair value is more than the book value of the reporting unit, an impairment loss is not recognized. If an impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

SFAS No. 142 requires that goodwill be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. Mattel’s reporting units for purposes of applying the provisions of SFAS No. 142 are: Mattel Brands US Girls division, Mattel Brands US Boys division, Fisher-Price Brands US, American Girl Brands and International. Goodwill is allocated to Mattel’s reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. As a result of implementing SFAS No. 142, Mattel recorded a transition adjustment of $252.2 million, net of tax, as the cumulative effect of a change in accounting principle resulting from the transitional impairment test of the American Girl Brands reporting unit goodwill. For each of the other reporting units, the fair value of the reporting unit exceeded its carrying amount. In 2004, Mattel performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired as of September 30, 2004.

Mattel utilizes the fair value of the cash flows that the business can be expected to generate in the future (Income Approach) to test for impairment. The Income Approach valuation method requires Mattel to make projections of revenue, operating costs and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of its weighted average cost of capital to be used as a discount rate. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the SFAS No. 142 impairment model, which could significantly change the amount of any impairment ultimately recorded.

Income Taxes

Mattel’s income tax provision and related income tax assets and liabilities are based on actual and expected future income, US and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which Mattel operates. Management believes that the accounting estimate related to income taxes is a “critical accounting estimate” because significant judgment is required in interpreting tax regulations in the US and in foreign jurisdictions, determining Mattel’s worldwide tax positions, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect key financial measures, including the provision for income taxes, net income, and deferred income tax assets and liabilities.

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. As a result, the effective tax rate reflected in Mattel’s consolidated statements of income is different than that reported in Mattel’s tax returns filed with the taxing authorities. Some of these differences are permanent, such as expenses that are not deductible in Mattel’s tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred income tax assets and liabilities. Deferred income tax assets generally represent items that can be used as a tax deduction or credit in Mattel’s tax returns in future years for which Mattel has already recorded a tax benefit in its consolidated statement of income. Mattel records a valuation allowance to reduce its deferred income tax assets if, based on the weight of available evidence, management believes expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. Management evaluates the level of Mattel’s valuation allowances at least annually, and more frequently if actual operating results differ significantly from forecasted results.

Management believes that Mattel’s tax positions are fully supported, but establishes reserves for certain tax return positions that are likely to be challenged by the applicable taxing authority. Management reviews these reserves in light of changing facts and circumstances, such as the progress and ultimate settlement of a tax audit and interpretations of tax regulations, and adjusts these reserves accordingly. In 2004, Mattel reached a settlement with the IRS regarding the examination of Mattel’s US federal income tax returns for the years 1998 through 2001. As a result, Mattel adjusted its income tax estimates in 2004 to reflect the terms of that settlement. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s provision for income taxes, net income, and deferred income tax assets and liabilities.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superceded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values in the first interim or annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Mattel is required to adopt SFAS No. 123R in the third quarter of fiscal year 2005, beginning July 1, 2005. Under SFAS No. 123R, Mattel must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and nonvested stock at the beginning of the first quarter of adoption of SFAS No. 123R, whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated. Mattel is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its results of operations and earnings per share. Mattel has not yet determined the method of adoption of SFAS No. 123R, or whether the amounts recorded in the consolidated statements of income in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Chapter 4, “Inventory Pricing,” of Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”). Among other provisions, the statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Mattel is currently evaluating the effect that the adoption of SFAS No. 151 will have on its results of operations and financial position, but does not expect it to have a material impact.

On October 22, 2004, the Jobs Act was signed into law. Among its various provisions, the Jobs Act creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. On December 21, 2004, the FASB issued FSP 109-2. FSP 109-2 allows companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Jobs Act on a company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purposes of applying SFAS No. 109. As of December 31, 2004, management had not decided on whether, or to what extent, Mattel may repatriate foreign earnings under the Jobs Act. Therefore, Mattel’s 2004 consolidated financial statements do not include any provision for income taxes on the $3.1 billion cumulative balance of unremitted foreign earnings as of year end 2004. Based on the analysis to date, Mattel may repatriate up to approximately $2.4 billion in foreign earnings with a corresponding tax liability of up to approximately $160 million. The computation of the tax liability does not include the potential favorable effects of the Tax Technical Corrections Act of 2004, which was introduced to the US Congress on November 22, 2004. It is anticipated that this bill will become law in 2005 and, when enacted, would change Mattel’s computation of the tax liability associated with the repatriation of foreign earnings under the Jobs Act. Management expects to finalize its assessment related to the Jobs Act in the first half of 2005.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law on December 8, 2003. On May 19, 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance as to how employers who sponsor post-65 prescription drug benefits should recognize the impact of the Medicare Act. Applying the guidance in FSP 106-2, Mattel, with the assistance of its outside actuaries, determined that the prescription drug benefits provided to certain retirees under one of its postretirement benefit plans are actuarially equivalent to the benefits provided under Medicare Part D, and that Mattel will be eligible to receive a federal subsidy beginning in 2006. On July 1, 2004, Mattel adopted the provisions of FSP 106-2 and reduced its accumulated postretirement benefit obligation by $7.6 million in recognition of the actuarial impact of the subsidy on benefits attributed to prior service. Mattel’s net periodic benefit cost for 2004 was reduced by $1.0 million in the areas of interest cost ($0.5 million) and amortization of unrecognized net loss ($0.5 million). On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Medicare Act. Mattel believes the final regulations will not have a material impact on its results of operations or financial position for the year ending December 31, 2005.

In March 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF requires a company to apply a three-step model to determine whether an impairment of an investment, within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, is other-than-temporary. EITF Issue No. 03-1 was to be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. However, in October 2004, the FASB issued FSP 03-1-1, which delayed the effective date for the recognition and measurement guidance of EITF Issue No. 03-1 until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. Mattel believes the adoption of EITF Issue No. 03-1 will not have a material impact on its results of operations or financial position.

Non-GAAP Financial Measure

In this Annual Report on Form 10-K, Mattel includes a non-GAAP financial measure, gross sales, which it uses to analyze its continuing operations and to monitor, assess and identify meaningful trends in its operating and financial performance. Net sales, as reported in the consolidated statements of income, include the impact of sales adjustments, such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments. Consistent with its segment reporting, Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit, brand and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the detail of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with individual products, making net sales less meaningful. A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows (in millions):

	For the Year
	2004	2003	2002
Revenues
Domestic:
Mattel Brands US	$1,511.6	$1,594.1	$1,790.0
Fisher-Price Brands US	1,319.2	1,265.2	1,282.2
American Girl Brands	379.1	344.5	350.2

Total Domestic	3,209.9	3,203.8	3,422.4
International	2,336.2	2,175.7	1,890.9

Gross sales	5,546.1	5,379.5	5,313.3
Sales adjustments	(443.3)	(419.4)	(428.0)

Net sales from continuing operations	$5,102.8	$4,960.1	$4,885.3

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Annual Report on Form 10-K, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; increased competition; initiatives to promote revenue growth; globalization initiatives; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; operating efficiencies, including those associated with supply chain and information technology initiatives; capital and investment framework (including statements about free cash flow, seasonal working capital, debt-to-capital ratios, capital expenditures, strategic acquisitions, dividends and share repurchases); cost increases; increased advertising and promotion spending; and profitability. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Annual Report on Form 10-K and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time-to-time in other reports filed by Mattel with the SEC, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

Competition and New Product Introductions

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products–children–are continuously changing. The toy industry experiences significant, sudden shifts in demand caused by “hit” toys and trends, which are often unpredictable. In recent years there have been trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages and an increasing use of high technology in toys. In addition, Mattel competes with many other companies, both large and small, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current market share, and increase its market share or establish market share in new product categories, will depend on Mattel’s ability to satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of such products. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease and Mattel’s results of operations may be adversely affected.

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

Customer Concentration and Pricing

A small number of customers account for a large share of Mattel’s net sales. For 2004, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 46% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 56% of net sales. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results.

Competition from Private-Label Toys

In recent years, consumer goods companies generally, including those in the toy business, have experienced the phenomenon of retail customers developing their own private-label products that directly compete with the products of traditional manufacturers. Some retail chains that are customers of Mattel sell private-label toys designed, manufactured and branded by the retailers themselves. Such toys may be sold at prices lower than comparable toys sold by Mattel, and may result in lower purchases of Mattel-branded products by such retailers. In some cases, retailers who sell such private-label toys are larger than Mattel and may have substantially more resources than Mattel.

Rationalization of Mass-Market Retail Channel and Bankruptcy of Key Customers

Many of Mattel’s key customers are mass-market retailers. The mass-market retail channel in the US has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. From 2001 through early 2004, four large customers of Mattel filed for bankruptcy. In addition, Mattel’s sales to customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the control of Mattel, which could increase Mattel’s exposure to losses from bad debts. In addition, if these or other customers were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores operated, it could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Adequate Supplies; Cost Increases

Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including raw materials and components. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurance that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or a significant increase in the price of one or more supplies, such as fuel and resin (which is an oil-based product) expenses, could have a material adverse effect on Mattel’s business. Cost increases as a result of shortages of materials or rising wage and service costs, including expenses related to employee health plans and insurance policies, could increase the cost of Mattel’s products and result in lower sales.

Litigation and Disputes

Mattel is involved in a number of litigation matters. An unfavorable resolution of pending litigation could have a material adverse effect on Mattel’s financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of Mattel’s management regardless of the outcome. There can be no assurance that Mattel will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of litigation if it is not settled. In addition, current and future litigation, governmental proceedings, labor disputes or environmental matters could lead to increased costs or interruptions of the normal business operations of Mattel.

Recalls

Mattel is subject to regulation by the CPSC and similar state and international regulatory authorities, and its products could be subject to involuntary recalls and other actions by such authorities. Concerns about product safety may lead Mattel to voluntarily recall selected products. Mattel has experienced, and in the future may experience, defects or errors in products after their production and sale to customers. Such defects or errors could result in the rejection of Mattel’s products by customers, damage to its reputation, lost sales, diverted development resources and increased customer service and support costs, any of which could harm Mattel’s business. Individuals could sustain injuries from Mattel’s products, and Mattel may be subject to claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, Mattel’s insurance coverage. Moreover, Mattel may be unable to obtain adequate liability insurance in the future. Recalls, post-manufacture repairs of Mattel products, absence or cost of insurance, and administrative costs associated with recalls could harm Mattel’s reputation, increase costs or reduce sales.

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

Political Developments, including Trade Relations, and the Threat or Occurrence of War or Terrorist Activities

Mattel’s business is worldwide in scope, including operations in 42 countries. The deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the US and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition and results of operations. For example, a change in trade status for China could result in a substantial increase in the import duty of toys manufactured in China and imported into the US. In addition, the occurrence of war or hostilities between countries or threat of terrorist activities, and the responses to and results of such activities, could materially impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.

Manufacturing Risk; Severe Acute Respiratory Syndrome (“SARS”) or Other Diseases

Mattel owns and operates manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia and Thailand. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage Mattel’s manufacturing operations located there. In the past, outbreaks of SARS have been significantly concentrated in Asia, particularly in Hong Kong, and in the Guangdong province of China, where many of Mattel’s manufacturing facilities and third-party manufacturers are located. The design, development and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its third-party manufacturers or their suppliers contract SARS or other communicable diseases, or otherwise are unable to fulfill their responsibilities. Mattel has developed contingency plans designed to help mitigate the impact of disruptions in its manufacturing operations. Mattel’s business, financial position and results of operations could be negatively impacted by a significant disruption to its manufacturing operations or suppliers.

Earthquakes or Other Catastrophic Events

Mattel has significant operations, including its corporate headquarters, near major earthquake faults in Southern California. Southern California has experienced earthquakes, wildfires and other natural disasters in recent years. A catastrophic event, such as an earthquake, tsunami, flood, typhoon, fire or other natural or manmade disaster, could disrupt Mattel’s operations or those of its contractors and impair production or distribution of its products, damage inventory, interrupt critical functions or otherwise affect business negatively, harming Mattel’s results of operations.

Changes in Currency Exchange Rates

Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by partially hedging such exposure using foreign currency forward exchange and option contracts. Such contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan, could have a material adverse effect on Mattel’s business and results of operations.

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

Success of New Initiatives

Mattel has announced initiatives to improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands and enter new categories, develop people, and improve productivity, simplify processes and maintain customer service levels, as well as new initiatives designed to drive sales growth. Such initiatives involve complex decision making as well as extensive and intensive execution, and the success of such initiatives is not assured. Failure to successfully implement any of these initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Changes in Laws and Regulations

Mattel operates in a highly regulated environment in the US and international markets. US federal, state and local governmental entities and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products. Such regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety and other administrative and regulatory restrictions. Changes in laws or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact its financial condition and results of operations.

Acquisition, Dispositions and Takeover Defenses

Mattel may engage in acquisitions, mergers or dispositions, which may affect the profit, revenues, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. There can be no assurance that Mattel will be able to identify suitable acquisition targets or merger partners or that, if identified, it will be able to acquire such targets on acceptable terms or agree to terms with merger partners. Additionally, there can be no assurance that Mattel will be successful in integrating any acquired company into its overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact Mattel’s results of operations. In addition, Mattel has certain anti-takeover provisions in its by-laws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.

If any of the risks and uncertainties described in the cautionary factors listed above actually occurs, Mattel’s business, financial condition and results of operations could be materially and adversely affected. The factors listed above are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel’s business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time-to-time and it is not possible for management to predict the impact of all such factors on Mattel’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah were the primary transactions that caused currency transaction exposure for Mattel during 2003 and 2004. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of income in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of income in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during 2003 and 2004 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso and Indonesian rupiah.

Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of year end 2004 are shown in the following table. All contracts are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah and Thai baht contracts that are maintained by entities with either a rupiah or baht functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of US dollars)
Euro*	$136,231	1.34	$138,043	$343,922	1.28	$366,497
Canadian dollar*	—	—	—	51,796	0.79	54,689
Japanese yen	216	104.90	221	—	—	—
Australian dollar*	29,812	0.76	30,417	20,032	0.71	21,660
Swiss franc	11,455	1.15	11,573	—	—	—
Mexican peso	151,307	11.24	152,787	—	—	—
Indonesian rupiah	40,706	9,262	40,199	—	—	—
New Zealand dollar*	3,548	0.71	3,589	—	—	—
Chilean peso	—	—	—	4,843	594.12	5,172
Taiwanese dollar	—	—	—	8,510	32.47	8,750
Singapore dollar	—	—	—	1,278	1.65	1,290
Thai baht	7,304	39.54	7,431	—	—	—

	$380,579		$384,260	$430,381		$458,058

*	The weighted average contract rate for these contracts is quoted in US dollar per local currency.

For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of year end 2004. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of year end 2004. The differences between the fair value and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.

In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of year end 2004, these contracts had a contract amount of $48.2 million and a fair value of $47.6 million.

Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its income from continuing operations before income taxes would have increased by approximately $38 million, $57 million and $25 million for 2004, 2003 and 2002, respectively.

Interest Rate Sensitivity

An assumed 50 basis point movement in interest rates on Mattel’s short-term borrowings would have had an immaterial impact on its 2004 results of operations.

Item 8.     Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Robert A. Eckert, its principal executive officer, and Kevin M. Farr, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2004. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of Mattel’s internal control over financial reporting as of December 31, 2004 as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mattel, Inc.

We have completed an integrated audit of Mattel, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Mattel changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Cont’d.)

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Los Angeles, California

March 4, 2005

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$1,156,835	$1,152,681
Accounts receivable, less allowances of $32.8 million and $27.5 million in 2004 and 2003, respectively	759,033	543,888
Inventories	418,633	388,658
Prepaid expenses and other current assets	302,649	309,629

Total current assets	2,637,150	2,394,856

Property, plant and equipment, net	586,526	625,893
Goodwill	735,680	722,249
Other noncurrent assets	797,136	767,952

Total Assets	$4,756,492	$4,510,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$28,995	$19,590
Current portion of long-term debt	189,130	52,274
Accounts payable	349,159	289,680
Accrued liabilities	880,038	852,978
Income taxes payable	279,849	253,224

Total current liabilities	1,727,171	1,467,746

Long-Term Liabilities
Long-term debt	400,000	589,130
Other	243,509	237,853

Total long-term liabilities	643,509	826,983

Commitments and Contingencies (See Note 9)

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares and 441.2 million shares issued in 2004 and 2003, respectively	441,369	441,212
Additional paid-in capital	1,594,332	1,599,278
Treasury stock at cost; 26.0 million shares and 12.7 million shares in 2004 and 2003, respectively	(473,349)	(244,691)
Retained earnings	1,093,288	707,429
Accumulated other comprehensive loss	(269,828)	(287,007)

Total stockholders’ equity	2,385,812	2,216,221

Total Liabilities and Stockholders’ Equity	$4,756,492	$4,510,950

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year
	2004	2003	2002
	(In thousands, except per share amounts)
Net Sales (See Note 1)	$5,102,786	$4,960,100	$4,885,340
Cost of sales (See Note 1)	2,692,061	2,530,617	2,524,353

Gross Profit	2,410,725	2,429,483	2,360,987
Advertising and promotion expenses	642,967	636,105	552,502
Other selling and administrative expenses	1,036,941	1,002,899	1,050,344
Restructuring and other charges	—	4,769	24,600

Operating Income	730,817	785,710	733,541
Interest expense	77,764	80,577	113,897
Interest (income)	(19,683)	(18,966)	(17,724)
Other non-operating (income) expense, net	(23,518)	(16,755)	15,871

Income From Continuing Operations Before Income Taxes	696,254	740,854	621,497
Provision for income taxes	123,531	203,222	166,455

Income From Continuing Operations	572,723	537,632	455,042
Discontinued Operations (See Note 14)
Gain from discontinued operations, net of tax	—	—	27,253

Income Before Cumulative Effect of Change in Accounting Principle	572,723	537,632	482,295
Cumulative effect of change in accounting principle, net of tax	—	—	(252,194)

Net Income	$572,723	$537,632	$230,101

Net Income Per Common Share—Basic
Income from continuing operations	$1.37	$1.23	$1.04
Gain from discontinued operations	—	—	0.06
Cumulative effect of change in accounting principle	—	—	(0.58)

Net income per common share—basic	$1.37	$1.23	$0.52

Weighted average number of common shares	419,235	437,020	435,790

Net Income Per Common Share—Diluted
Income from continuing operations	$1.35	$1.22	$1.03
Gain from discontinued operations	—	—	0.06
Cumulative effect of change in accounting principle	—	—	(0.57)

Net income per common share—diluted	$1.35	$1.22	$0.52

Weighted average number of common and common equivalent shares	423,093	442,231	441,292

Dividends Declared Per Common Share	$0.45	$0.40	$0.05

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2004	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net income	$572,723	$537,632	$230,101
Add: cumulative effect of change in accounting principle, net of tax	—	—	252,194
Deduct: gain from discontinued operations, net of tax	—	—	(27,253)

Income from continuing operations	572,723	537,632	455,042
Adjustments to reconcile income from continuing operations to net cash flows from operating activities of continuing operations:
Gains on sale of investments	(22,135)	(15,549)	—
Net (gain) loss on sale of other property, plant and equipment	(2,717)	1,250	—
Non-cash restructuring and other charges	—	792	2,405
Depreciation	176,729	178,256	180,346
Amortization	5,749	5,563	11,582
Deferred income taxes	(18,560)	13,589	80,608
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(170,203)	(9,470)	184,154
Inventories	(18,578)	(27,556)	154,293
Prepaid expenses and other current assets	(17,452)	(23,218)	15,589
Accounts payable, accrued liabilities and income taxes payable	58,364	(87,380)	74,445
Deferred compensation and other retirement plans	5,866	14,799	(12,968)
Other, net	586	16,094	10,588

Net cash flows from operating activities of continuing operations	570,372	604,802	1,156,084

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(89,858)	(99,267)	(81,037)
Purchases of other property, plant and equipment	(53,732)	(101,133)	(86,357)
Proceeds from sale of investments	32,900	23,615	—
Payments for businesses acquired	(12,955)	(5,015)	(2,910)
Proceeds from sale of other property, plant and equipment	15,588	1,457	12,336
Other, net	—	(420)	(450)

Net cash flows used for investing activities of continuing operations	(108,057)	(180,763)	(158,418)

Cash Flows From Financing Activities:
Short-term borrowings, net	6,270	(7,087)	(5,929)
Payments of long-term debt	(52,308)	(181,097)	(421,597)
Purchase of treasury stock	(255,130)	(244,446)	—
Payment of dividends on common stock	(186,864)	(171,336)	(21,868)
Proceeds from exercise of stock options	21,683	49,502	55,017

Net cash flows used for financing activities of continuing operations	(466,349)	(554,464)	(394,377)

Net Cash From Discontinued Operations (See Note 14)	—	—	43,259
Effect of Currency Exchange Rate Changes on Cash	8,188	16,068	3,886

Increase (Decrease) in Cash and Cash Equivalents	4,154	(114,357)	650,434
Cash and Cash Equivalents at Beginning of Year	1,152,681	1,267,038	616,604

Cash and Cash Equivalents at End of Year	$1,156,835	$1,152,681	$1,267,038

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2001	$436,307	$1,638,993	$(161,944)	$132,900	$(307,798)	$1,738,458
Comprehensive income:
Net income				230,101		230,101
Change in net unrealized gain on securities					28,309	28,309
Change in net unrealized (loss) on derivative instruments					(26,154)	(26,154)
Minimum pension liability adjustments					(48,021)	(48,021)
Currency translation adjustments					13,017	13,017

Comprehensive income				230,101	(32,849)	197,252
Issuance of treasury stock		(65,025)	118,467			53,442
Issuance of common stock for exercise of stock options	113	1,462				1,575
Tax impact of stock option exercises		4,156				4,156
Exercise of stock warrant		(43,232)	43,232			—
Tax impact of stock warrant exercise		5,697				5,697
Conversion of exchangeable shares	809	(809)				—
Dividends declared on common stock				(21,868)		(21,868)

Balance, December 31, 2002	437,229	1,541,242	(245)	341,133	(340,647)	1,978,712
Comprehensive income:
Net income				537,632		537,632
Change in net unrealized gain on securities					4,492	4,492
Change in net unrealized (loss) on derivative instruments					(978)	(978)
Minimum pension liability adjustments					(7,721)	(7,721)
Currency translation adjustments					57,847	57,847

Comprehensive income				537,632	53,640	591,272
Purchase of treasury stock			(244,446)			(244,446)
Issuance of common stock for exercise of stock options	3,670	45,832				49,502
Tax impact of stock option exercises		7,987				7,987
Tax impact of prior year stock warrant exercise		4,326				4,326
Compensation cost related to stock option modifications		204				204
Conversion of exchangeable shares	313	(313)				—
Dividends declared on common stock				(171,336)		(171,336)

Balance, December 31, 2003	441,212	1,599,278	(244,691)	707,429	(287,007)	2,216,221
Comprehensive income:
Net income				572,723		572,723
Change in net unrealized gain on securities					(16,359)	(16,359)
Change in net unrealized (loss) on derivative instruments					(1,412)	(1,412)
Minimum pension liability adjustments					(1,430)	(1,430)
Currency translation adjustments					36,380	36,380

Comprehensive income				572,723	17,179	589,902
Purchase of treasury stock			(255,130)			(255,130)
Issuance of treasury stock		(6,409)	26,472			20,063
Issuance of common stock for exercise of stock options	157	1,839				1,996
Tax impact of stock option exercises		(376)				(376)
Dividends declared on common stock				(186,864)		(186,864)

Balance, December 31, 2004	$441,369	$1,594,332	$(473,349)	$1,093,288	$(269,828)	$2,385,812

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

As more fully described in Note 14, the Consumer Software segment, which was comprised primarily of The Learning Company, Inc. (“Learning Company”), was reported as a discontinued operation effective March 31, 2000, and the consolidated statements of income were reclassified to segregate the operating results of the Consumer Software segment.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates.

Foreign Currency Translation Exposure

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures are on its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso and Indonesian rupiah.

Cash and Cash Equivalents

Cash and cash equivalents includes short-term investments, which are highly liquid investments with maturities of three months or less when purchased.

Marketable Securities

Marketable securities are comprised of investments in publicly-traded securities, classified as available-for-sale, and are recorded at market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive loss within stockholders’ equity until realized. Gains or losses on the sale of marketable securities are calculated using the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews being performed if necessary, based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring or purchasing various forms of credit insurance with unrelated third parties or requiring cash in advance of shipment.

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

Goodwill

On January 1, 2002, Mattel adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which superseded Accounting Principles Board (“APB”) Opinion No. 17, Intangible Assets, and ceased amortizing goodwill.

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. Mattel’s reporting units for purposes of applying the provisions of SFAS No. 142 are: Mattel Brands US Girls division, Mattel Brands US Boys division, Fisher-Price Brands US, American Girl Brands and International. Mattel tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based on the fair value of the cash flows that the business can be expected to generate in the future (Income Approach).

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of income. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the consolidated statement of income in the period in which the currency exchange rate changes. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel.

Revenue Recognition

Revenue is recognized upon shipment or upon receipt of products by the customer, depending on terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, Mattel does not recognize revenue until collection occurs. Accruals for customer discounts and rebates, and defective returns are recorded when the related revenue is recognized.

During the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of income. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Commencing October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of income. This change in classification had no impact on gross profit, operating income, net income or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. For the first three quarters of 2003, and for the year ended 2002, close out sales, which were classified as a reduction of cost of sales, were $38.1 million and $112.7 million, respectively. Mattel does not believe that these amounts are material, and therefore has not revised previously reported net sales and cost of sales amounts for these periods.

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

Product Recalls

Mattel establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known. Facts underlying the recall, including where the product affected by the recall is located (e.g., with consumers, in customers’ inventory, or in Mattel’s inventory), whether the product is repairable, cost estimates for communicating the recall to consumers and customers, and cost estimates for parts and labor if the recalled product is deemed to be repairable, are considered when establishing a product recall reserve. When facts or circumstances become known that would indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is reassessed and an adjustment is made to the reserve, as appropriate.

Research and Development Costs

Research and development costs are charged to the results of operations when incurred.

Stock-Based Compensation

Mattel applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized in the results of operations for nonqualified stock options granted under Mattel’s plans, as such options are granted at not less than the quoted market price of Mattel’s common stock on the date of grant.

Mattel has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost for nonqualified stock options granted been determined based on their fair value at the date of grant, consistent with the method of accounting prescribed by SFAS No. 123, Mattel’s net income and net income per common share would have been adjusted as follows (amounts in millions, except per share amounts):

	For the Year
	2004	2003	2002
Net income
As reported	$572.7	$537.6	$230.1
Pro forma compensation cost, net of tax	(32.9)	(22.0)	(19.3)

Pro forma net income	$539.8	$515.6	$210.8

Net income per common share
Basic
As reported	$1.37	$1.23	$0.52
Pro forma compensation cost, net of tax	(0.08)	(0.05)	(0.04)

Pro forma net income per common share—basic	$1.29	$1.18	$0.48

Diluted
As reported	$1.35	$1.22	$0.52
Pro forma compensation cost, net of tax	(0.08)	(0.05)	(0.04)

Pro forma net income per common share—diluted	$1.27	$1.17	$0.48

The pro forma amounts shown above are not indicative of the pro forma effect in future years, since the estimated fair value of options is amortized to expense over the vesting period, and the number of options granted varies from year to year.

The fair value of Mattel options granted has been estimated using the Black-Scholes pricing model. The expected life of these options used in this calculation has been determined using historical exercise patterns. The following weighted average assumptions were used in determining fair value:

	2004	2003	2002
Options granted at market price
Expected life (in years)	6.25	6.13	6.16
Risk-free interest rate	4.00%	3.71%	2.94%
Volatility factor	38.49%	34.32%	30.09%
Dividend yield	1.15%	0.67%	1.07%

The weighted average fair value of Mattel options granted at market price during 2004, 2003 and 2002 were $6.67, $7.25 and $6.17, respectively.

Income Taxes

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, applying enacted statutory income tax rates in effect for the year in which the differences are expected to reverse.

Net Income Per Common Share

Basic net income per common share is computed by dividing reported net income by the weighted average number of common shares and common shares obtainable upon the exchange of the exchangeable shares of Mattel’s indirect wholly-owned Canadian subsidiary, Softkey Software Products Inc., outstanding during each period.

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Mattel’s indirect wholly-owned Canadian subsidiary, Softkey Software Products Inc., and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, as applicable. Nonqualified stock options totaling 25.3 million, 16.1 million and 19.5 million were excluded from the calculation of diluted net income per common share for 2004, 2003, and 2002, respectively, because they were anti-dilutive.

A reconciliation of weighted average shares for the years ended December 31 is as follows (in thousands):

	2004	2003	2002
Common shares	419,235	437,020	435,790
Effect of dilutive securities:
Stock options	3,858	5,211	5,355
Warrants	—	—	147

Common and common equivalent shares	423,093	442,231	441,292

Derivative Instruments

Mattel uses foreign currency forward exchange and option contracts as cash flow hedges to hedge its purchases and sales of inventory denominated in currencies other than the US dollar. Additionally, Mattel uses fair value hedges to hedge intercompany loans and advances denominated in currencies other than the US dollar. Mattel also entered into a cross currency interest rate swap to convert the interest and principal amounts from Euros to US dollars on its 200 million Euro notes due 2002.

At the inception of the contracts, Mattel designates its derivatives as either cash flow or fair value hedges and documents the relationship of the hedge to the underlying transaction, for cash flow hedges, or the recognized asset or liability, for fair value hedges. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting treatment. Changes in fair value associated with hedge ineffectiveness, if any, are recorded in the results of operations currently.

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

Mattel uses fair value derivatives to hedge most intercompany loans and advances denominated in currencies other than the US dollar. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts. Changes in fair value of these derivatives were not significant to the results of operations during any year.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), Share-Based Payment, which replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values in the first interim or annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Mattel is required to adopt SFAS No. 123R in the third quarter of fiscal year 2005, beginning July 1, 2005. Under SFAS No. 123R, Mattel must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and nonvested stock at the beginning of the first quarter of adoption of SFAS No. 123R, whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated. Mattel is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its results of operations and earnings per share. Mattel has not yet determined the method of adoption of SFAS No. 123R, or whether the amounts recorded in the consolidated statements of income in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Chapter 4, “Inventory Pricing,” of Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”). Among other provisions, the statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Mattel is currently evaluating the effect that the adoption of SFAS No. 151 will have on its results of operations and financial position, but does not expect it to have a material impact.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law. Among its various provisions, the Jobs Act creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. On December 21, 2004, the FASB issued Staff Position 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-2 allows companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Jobs Act on a company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purposes of applying SFAS No. 109, Accounting for Income Taxes. As of December 31, 2004, management had not decided on whether, or to what extent, Mattel may repatriate foreign earnings under the Jobs Act. Therefore, pursuant to APB Opinion No. 23, Mattel’s 2004 consolidated financial statements do not include any provision for income taxes on the $3.1 billion cumulative balance of unremitted foreign earnings as of year end 2004. Based on the analysis to date, Mattel may repatriate up to approximately $2.4 billion in foreign earnings with a corresponding tax liability of up to approximately $160 million. The computation of the tax liability does not include the potential favorable effects of the Tax Technical Corrections Act of 2004, which was introduced to the US Congress on November 22, 2004. It is anticipated that this bill will become law in 2005 and, when enacted, would change Mattel’s computation of the tax liability associated with the repatriation of foreign earnings under the Jobs Act. Management expects to finalize its assessment related to the Jobs Act in the first half of 2005.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law on December 8, 2003. On May 19, 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance as to how employers who sponsor post-65 prescription drug benefits should recognize the impact of the Medicare Act. Applying the guidance in FSP 106-2, Mattel, with the assistance of its outside actuaries, determined that the prescription drug benefits provided to certain retirees under one of its postretirement benefit plans are actuarially equivalent to the benefits provided under Medicare Part D, and that Mattel will be eligible to receive a federal subsidy beginning in 2006. On July 1, 2004, Mattel adopted the provisions of FSP 106-2 and reduced its accumulated postretirement benefit obligation by $7.6 million in recognition of the actuarial impact of the subsidy on benefits attributed to prior service. Mattel’s net periodic benefit cost for 2004 was reduced by $1.0 million in the areas of interest cost ($0.5 million) and amortization of unrecognized net loss ($0.5 million). On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Medicare Act. Mattel believes the final regulations will not have a material impact on its results of operations or financial position for the year ending December 31, 2005.

In March 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF requires a company to apply a three-step model to determine whether an impairment of an investment, within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, is other-than-temporary. EITF Issue No. 03-1 was to be applied prospectively to all current and future investments, in interim or annual reporting periods beginning after June 15, 2004. However, in October 2004, the FASB issued FSP 03-1-1, which delayed the effective date for the recognition and measurement guidance of EITF Issue No. 03-1 until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. Mattel believes the adoption of EITF Issue No. 03-1 will not have a material impact on its results of operations or financial position.

Note 2—Goodwill

The change in the carrying amount of goodwill by reporting unit for the years ended 2004 and 2003 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

	Mattel Brands US Girls Division	Mattel Brands US Boys Division	Fisher-Price Brands US	American Girl Brands	Int’l	Total
	(In thousands)
Balance at year end 2002	$31,969	$53,969	$215,931	$207,571	$193,713	$703,153
Impact of currency exchange rate changes	3,172	253	747	—	14,924	19,096

Balance at year end 2003	35,141	54,222	216,678	207,571	208,637	722,249
Impact of currency exchange rate changes	2,425	189	474	—	10,343	13,431

Balance at year end 2004	$37,566	$54,411	$217,152	$207,571	$218,980	$735,680

As a result of implementing SFAS No. 142, Mattel recorded a transition adjustment in 2002 of $252.2 million, net of tax, as the cumulative effect of a change in accounting principle resulting from the transitional impairment test of the American Girl Brands reporting unit goodwill. In 2004, Mattel performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired as of September 30, 2004.

Prior to implementing SFAS No. 142, Mattel reviewed all goodwill assets for impairment under the methodology of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The undiscounted cash flows associated with all goodwill assets were in excess of the book value of the related goodwill assets, including the American Girl Brands goodwill. Therefore, no goodwill assets, including the American Girl Brands goodwill, were impaired under SFAS No. 121.

Note 3—Income Taxes

Consolidated pre-tax income from continuing operations consists of the following (in thousands):

	For the Year
	2004	2003	2002
US operations	$89,934	$166,884	$89,461
Foreign operations	606,320	573,970	532,036

	$696,254	$740,854	$621,497

The provision for current and deferred income taxes consists of the following (in thousands):

	For the Year
	2004	2003	2002
Current
Federal	$(8,456)	$55,904	$27,762
State	7,950	6,100	8,300
Foreign	142,597	127,629	109,814

	142,091	189,633	145,876

Deferred
Federal	16,387	25,989	42,949
State	2,550	(5,800)	(800)
Foreign	(37,497)	(6,600)	(21,570)

	(18,560)	13,589	20,579

Provision for income taxes	$123,531	$203,222	$166,455

Deferred income taxes are provided principally for net operating loss carryforwards, research and development expenses, loss on the disposition of Learning Company, certain reserves, depreciation, employee compensation-related expenses and certain other expenses that are recognized in different years for financial reporting and income tax purposes. Mattel’s deferred income tax assets (liabilities) are comprised of the following (in thousands):

	As of Year End
	2004	2003
Loss on disposition of Learning Company	$186,407	$—
Tax credit carryforwards	174,203	156,742
Research and development expenses	161,607	132,877
Loss carryforwards	136,782	338,333
Intangible assets	72,088	85,321
Allowances and reserves	62,321	68,133
Deferred compensation	46,306	40,484
Other	43,958	49,013

Gross deferred income tax assets	883,672	870,903

Intangible assets	(31,088)	(24,451)
Other	(17,235)	(36,115)

Gross deferred income tax liabilities	(48,323)	(60,566)
Deferred income tax asset valuation allowances	(205,277)	(208,878)

Net deferred income tax assets	$630,072	$601,459

As of year end 2004, Mattel has loss carryforwards totaling $308.4 million and tax credit carryforwards of $174.2 million. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods (in millions):

	Loss Carryforwards	Tax Credit Carryforwards
2005 – 2009	$71.3	$43.6
Thereafter	48.7	120.4
No expiration date	188.4	10.2

Total	$308.4	$174.2

Management considered all available evidence and determined that a valuation allowance of $205.3 million was required as of year end 2004 for those loss and tax credit carryforwards that are not expected to provide future tax benefits. Management believes that it is more likely than not that Mattel will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of the remaining net deferred income tax assets of $630.1 million.

Differences between the provision for income taxes for continuing operations at the US federal statutory income tax rate and the provision in the consolidated statements of income are as follows (in thousands):

	For the Year
	2004	2003	2002
Provision at US federal statutory rates	$243,689	$259,299	$217,524
Increase (decrease) resulting from:
Foreign earnings taxed at different rates, including withholding taxes	(68,175)	(56,620)	(66,428)
Losses without income tax benefit	7,730	4,903	6,902
State and local taxes, net of US federal benefit	6,825	195	4,875
Change to reserve estimates after settlement of IRS examination	(65,100)	—	—
Other	(1,438)	(4,555)	3,582

Provision for income taxes	$123,531	$203,222	$166,455

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. In the fourth quarter of 2004, Mattel reached a settlement with the US Internal Revenue Service (“IRS”) regarding the examination of Mattel’s US federal income tax returns for the years 1998 through 2001. The settlement resulted in a net benefit of $65.1 million from changes in tax estimates, and the benefit is reflected in the 2004 provision for income taxes in the consolidated statement of income. As part of the settlement, Mattel and the IRS agreed that the loss on the sale of Learning Company originally deducted in Mattel’s 2000 US federal income tax return should instead be deducted in 2005 for US income tax purposes. As a result of this agreement, amounts previously characterized as “loss carryforwards” represent a temporary income tax and financial reporting difference as of year end 2004.

Accounting principles generally accepted in the United States of America require that tax benefits related to the exercise of nonqualified stock options and stock warrants be credited to additional paid-in capital. The exercise of nonqualified stock options resulted in a decrease in additional paid-in capital totaling $0.4 million in 2004 and increases in additional paid-in capital totaling $8.0 million and $4.2 million, respectively, during 2003 and 2002. Stock warrants exercised in 2002 resulted in increases in additional paid-in capital during 2003 and 2002 of $4.3 million and $5.7 million, respectively.

The IRS has completed its examination of the Mattel, Inc. US federal income tax returns through 2001 and is currently examining the 2002 and 2003 US federal income tax returns.

On October 22, 2004, the Jobs Act was signed into law. Among its various provisions, the Jobs Act creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. On December 21, 2004, the FASB issued FSP 109-2. FSP 109-2 allows companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Jobs Act on a company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purposes of applying SFAS No. 109. As of December 31, 2004, management had not decided on whether, or to what extent, Mattel may repatriate foreign earnings under the Jobs Act. Therefore, Mattel’s 2004 consolidated financial statements do not include any provision for income taxes on the $3.1 billion cumulative balance of unremitted foreign earnings as of year end 2004. Based on the analysis to date, Mattel may repatriate up to approximately $2.4 billion in foreign earnings with a corresponding tax liability of up to approximately $160 million. The computation of the tax liability does not include the potential favorable effects of the Tax Technical Corrections Act of 2004, which was introduced to the US Congress on November 22, 2004. It is anticipated that this bill will become law in 2005 and, when enacted, would change Mattel’s computation of the tax liability associated with the repatriation of foreign earnings under the Jobs Act. Management expects to finalize its assessment related to the Jobs Act in the first half of 2005.

Note 4—Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies. These plans include defined benefit pension plans, defined contribution retirement plans, postretirement benefit plans, and deferred compensation and excess benefit plans. In addition, Mattel makes contributions to government-mandated retirement plans in countries outside the US where its employees work.

A summary of retirement plan expense (income) is as follows (in millions):

	For the Year
	2004	2003	2002
Defined benefit pension plans	$15.2	$16.4	$(6.3)
Defined contribution retirement plans	27.8	24.0	22.9
Postretirement benefit plans	5.0	5.0	5.0
Deferred compensation and excess benefit plans	3.1	3.0	2.7
Government-mandated plans outside the US	0.9	1.2	1.0

	$52.0	$49.6	$25.3

Defined Benefit Pension and Postretirement Benefit Plans

Mattel provides defined benefit pension plans for eligible domestic employees, which satisfy the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Some of Mattel’s foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Mattel funds these plans in accordance with the terms of the plans and local statutory requirements, which differ for each of the countries in which the subsidiaries are located. Mattel also has unfunded postretirement health insurance plans covering certain eligible domestic employees.

A summary of the components of Mattel’s net benefit cost (income) for the years ended December 31 is as follows (in thousands):

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2004	2003	2002	2004	2003	2002
Service cost	$7,998	$7,162	$6,996	$121	$129	$189
Interest cost	21,584	21,019	20,120	3,404	3,570	3,588
Expected return on plan assets	(22,146)	(21,383)	(32,211)	—	—	—
Amortization of:
Prior service cost	(599)	(492)	(537)	—	—	—
Net actuarial loss	7,877	2,479	599	1,498	1,345	1,189
Recognized net (asset)	—	—	(18)	—	—	—
Plan amendment loss (gain)	—	7,594	(1,230)	—	—	—

Net periodic benefit cost (income)	14,714	16,379	(6,281)	5,023	5,044	4,966
Special termination benefits	519	—	—	—	—	—

Net benefit cost (income)	$15,233	$16,379	$(6,281)	$5,023	$5,044	$4,966

Net periodic benefit cost (income) for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated using a December measurement date and the following assumptions:

	For the Year
	2004	2003	2002
Defined benefit pension plans
Discount rate	6.0%	6.5%	7.0%
Weighted average rate of future compensation increases	4.4%	4.4%	4.4%
Long-term rate of return on plan assets	8.0%	8.0%	10.0%

Postretirement benefit plans
Discount rate	6.0%	6.5%	7.0%
Annual increase in Medicare Part B premium	4.0%	4.0%	4.0%
Health care cost trend rate:
Pre-65	8.0%	9.0%	10.0%
Post-65	9.0%	10.5%	12.0%
Ultimate cost trend rate (pre- and post-65)	5.5%	5.5%	5.5%
Year that the rate reaches the ultimate cost trend rate	2007	2007	2007

Discount rates, weighted average rates of future compensation increases, and long-term rates of return on plan assets for Mattel’s foreign defined benefit pension plans differ from the assumptions used for Mattel’s domestic defined benefit pension plans due to differences in local economic conditions in which the non-US plans are based. The rates shown in the preceding table are indicative of the weighted average rates of all Mattel’s defined benefit pension plans given the relative insignificance of the foreign plans to the consolidated total.

A summary of the changes in benefit obligation and plans assets is as follows (in thousands):

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2004	2003	2004	2003
Change in Benefit Obligation
Benefit obligation, beginning of year	$377,396	$334,290	$61,425	$57,158
Service cost	7,998	7,162	121	129
Interest cost	21,584	21,019	3,404	3,570
Participant contributions	55	360	—	—
Plan amendments	—	(169)	—	—
Special termination benefits	519	—	—	—
Impact of currency exchange rate changes	4,381	7,856	—	—
Actuarial loss (gain)	23,528	23,891	(1,200)	4,719
Benefits paid	(17,051)	(17,013)	(5,186)	(4,151)

Benefit obligation, end of year	$418,410	$377,396	$58,564	$61,425

Change in Plan Assets
Plan assets at fair value, beginning of year	$259,782	$231,893	$—	$—
Actual return on plan assets	32,208	31,172	—	—
Employer contributions	9,704	8,436	5,186	4,151
Participant contributions	55	360	—	—
Impact of currency exchange rate changes	2,969	4,934	—	—
Benefits paid	(17,051)	(17,013)	(5,186)	(4,151)

Plan assets at fair value, end of year	$287,667	$259,782	$—	$—

Net Amount Recognized in the Consolidated Balance Sheets
Funded status of the plans	$(130,743)	$(117,614)	$(58,564)	$(61,425)
Unrecognized actuarial loss	159,687	154,295	23,744	26,442
Unrecognized prior service cost	3,822	5,244	—	—
Additional minimum liability	(100,606)	(99,849)	—	—

Accrued benefit liability	$(67,840)	$(57,924)	$(34,820)	$(34,983)

Intangible asset	$3,822	$5,244	$—	$—
Accrued benefit liability	(67,840)	(57,924)	(34,820)	(34,983)
Accumulated other comprehensive loss (a)	61,472	60,042	—	—

(Accrued) prepaid benefit cost	$(2,546)	$7,362	$(34,820)	$(34,983)

(a)	Amounts recorded in accumulated other comprehensive loss are shown net of tax benefits of $34.7 million and $34.6 million for year end 2004 and 2003, respectively.

Mattel’s accumulated benefit obligation as of year end 2004 and 2003 of its defined benefit pension plans totaled $395.0 million and $357.4 million, respectively. Mattel does not have any defined benefit pension plans whose plan assets exceed the accumulated benefit obligation of such plans.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	As of Year End
	2004	2003
Defined benefit pension plans
Discount rate	5.7%	6.0%
Weighted average rate of future compensation increases	4.4%	4.4%

Postretirement benefit plans
Discount rate	5.7%	6.0%
Annual increase in Medicare Part B premium	6.0%	4.0%
Health care cost trend rate:
Pre-65	10.0%	8.0%
Post-65	11.0%	9.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2010	2007
Post-65	2011	2007

The future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Benefit Plans Before Subsidy	Effect of Medicare Part D Subsidy
2005	$17,877	$5,388	$—
2006	18,371	5,258	(400)
2007	18,958	5,142	(408)
2008	20,257	5,320	(441)
2009	20,654	5,409	(467)
2010 – 2014	119,705	32,010	(2,874)

Mattel expects to make cash contributions totaling approximately $15 million to its defined benefit pension and postretirement benefit plans in 2005, including $12 million to cover benefit payments of its unfunded plans.

Mattel’s domestic defined benefit pension plan assets are invested as follows:

	As of Year End
	2004	2003
Equity securities	72%	71%
Debt securities	28	28
Cash	—	1

	100%	100%

Mattel commissioned an actuarial study of the plans’ assets and liabilities to determine an asset allocation that would best match cash flows from the plans’ assets to expected benefit payments. The percentage allocation of plan assets as of year end 2004 approximates the target allocation of such assets. The Pension Committee of the board of directors, together with Mattel’s Treasurer, monitors the returns earned by the plans’ assets and reallocates investments as needed. Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 8.0% as of year end 2004 is reasonable based on historical returns, and based on the fact that the actual return on market value of plan assets has been approximately 11% over the last ten years.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of year end 2004 by approximately $6 million and $(5) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2004 by approximately $300 thousand and $(300) thousand, respectively.

The Medicare Act was signed into law on December 8, 2003. On May 19, 2004, the FASB issued FSP 106-2, which provides guidance as to how employers who sponsor post-65 prescription drug benefits should recognize the impact of the Medicare Act. Applying the guidance in FSP 106-2, Mattel, with the assistance of its outside actuaries, determined that the prescription drug benefits provided to certain retirees under one of its postretirement benefit plans are actuarially equivalent to the benefits provided under Medicare Part D, and that Mattel will be eligible to receive a federal subsidy beginning in 2006. On July 1, 2004, Mattel adopted the provisions of FSP 106-2 and reduced its accumulated postretirement benefit obligation by $7.6 million in recognition of the actuarial impact of the subsidy on benefits attributed to prior service. Mattel’s net periodic benefit cost for 2004 was reduced by $1.0 million in the areas of interest cost ($0.5 million) and amortization of unrecognized net actuarial loss ($0.5 million). On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Medicare Act. Mattel believes the final regulations will not have a material impact on its results of operations or financial position for the year ending December 31, 2005.

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

Defined Contribution Retirement Plans

Domestic employees are eligible to participate in 401(k) savings plans sponsored by Mattel or its subsidiaries, which are funded defined contribution plans satisfying ERISA requirements. Mattel makes employer contributions in cash and allows employees to allocate both their own contributions and employer contributions to a variety of investment funds, including a fund that is fully invested in Mattel common stock (the “Mattel Stock Fund”). Employees are not required to allocate any funds to the Mattel Stock Fund, which allows employees to limit or eliminate their exposure to market changes in Mattel’s stock price. Furthermore, Mattel’s plans limit an employee’s allocation to the Mattel Stock Fund to 50% of the employee’s total account balance. Employees may generally reallocate their account balances on a daily basis. The only limitation on the frequency of reallocations applies to changes involving the Mattel Stock Fund by employees classified as insiders or restricted personnel under Mattel’s insider trading policy. Pursuant to Mattel’s insider trading policy, insiders and restricted personnel are limited to certain window periods for making allocations into or out of the Mattel Stock Fund.

Certain non-US employees participate in defined contribution retirement plans with varying vesting and contribution provisions.

Deferred Compensation and Excess Benefit Plans

Mattel provides a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earn various rates of return. The liability for these plans as of year end 2004 and 2003 was $52.3 million and $48.8 million, respectively, and is included in other long-term liabilities in the consolidated balance sheets.

Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $59.7 million and $60.4 million as of year end

2004 and 2003, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.

Incentive Compensation Plans

Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and subject to certain approvals of the Compensation Committee of the board of directors. For 2004, 2003 and 2002, $41.8 million, $33.3 million and $73.5 million, respectively, were charged to expense for awards under these plans.

In May 2003, Mattel’s stockholders approved the Mattel, Inc. 2003 Long-Term Incentive Plan (the “LTIP”). The LTIP is intended to motivate and retain key executives of Mattel who regularly and directly make or influence decisions that affect the medium- and long-term success of Mattel. The LTIP replaces the Long-Term Incentive Plan approved in November 2000 and is effective as of January 1, 2003. Awards are based upon the financial performance of Mattel during a specified performance period and are settled in cash or unrestricted or restricted common stock of Mattel. For 2004 and 2003, no expense was recorded related to the LTIP.

In November 2000, the Compensation Committee of the board of directors approved the Long-Term Incentive Plan covering certain key executives of Mattel, Inc. for a performance period from August 15, 2000 through December 31, 2002. Awards were based upon the financial performance of Mattel during the performance period and were paid in the quarter following the end of the performance period. For 2002, $32.5 million was charged to expense for this plan.

Note 5—Seasonal Financing and Debt

Seasonal Financing

Mattel maintains and periodically amends or replaces a domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated during 2004 and was increased to a $1.30 billion, 3-year facility expiring in March 2007. The other terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2004. As of year end 2004, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.28 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 12.30 to 1 (compared to a minimum allowed of 3.50 to 1).

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of year end 2004, foreign credit lines total approximately $213 million, a portion of which are used to support letters of credit. Mattel expects to extend these credit lines throughout 2005.

Mattel believes its cash on hand at the beginning of 2005, amounts available under its domestic unsecured committed revolving credit facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2005. As of year end 2004, Mattel has available borrowing resources totaling approximately $1.2 billion under its domestic unsecured committed revolving credit facility and foreign credit lines.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows (in millions):

	As of Year End
	2004	2003
Receivables sold pursuant to the:
Domestic receivables facility	$253.4	$279.5
European receivables facility	93.8	94.5
Other factoring arrangements	99.1	82.0

	$446.3	$456.0

Short-Term Borrowings

As of year end 2004 and 2003, Mattel had foreign short-term bank loans outstanding totaling $29.0 million and $19.6 million, respectively. The weighted average interest rate on these borrowings as of year end 2004 and 2003 was 10.5% and 7.7%, respectively.

During 2004 and 2003, Mattel had average borrowings of $824.8 million and $456.6 million, respectively, under its domestic unsecured committed credit facilities, and $29.1 million and $25.0 million, respectively, under its foreign credit lines and other short-term borrowings, to help finance its seasonal working capital requirements. The weighted average interest rate on domestic borrowings was 1.5% during 2004 and 1.2% during 2003, and 9.4% during 2004 and 10.2% during 2003 on foreign borrowings.

Long-Term Debt

Mattel’s long-term debt consists of the following (in thousands):

	As of Year End
	2004	2003
6 1/8% senior notes due July 2005	$150,000	$150,000
Medium-term notes due 2006 to 2013	400,000	450,000
10.15% mortgage note due Dec. 2005	39,130	40,069
Other	—	1,335

	589,130	641,404
Less: current portion	(189,130)	(52,274)

Total long-term debt	$400,000	$589,130

Mattel’s medium-term notes bear interest at fixed rates ranging from 6.50% to 7.49%, with a weighted average interest rate of 7.08% and 7.13% as of year end 2004 and 2003, respectively. During 2004 and 2003, Mattel repaid $50.0 million and $30.0 million, respectively, of medium-term notes upon maturity.

The aggregate amount of long-term debt maturing in the next five years is as follows (in thousands):

	Senior Notes	Medium- Term Notes	Mortgage Note	Total
2005	$150,000	$—	$39,130	$189,130
2006	—	50,000	—	50,000
2007	—	50,000	—	50,000
2008	—	50,000	—	50,000
2009	—	50,000	—	50,000
Thereafter	—	200,000	—	200,000

	$150,000	$400,000	$39,130	$589,130

Note 6—Stockholders’ Equity

Preference Stock

Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.

Preferred Stock

Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

Special Voting Preferred Stock and Related Exchangeable Shares

Mattel is authorized to issue one share of $1.00 par value Special Voting Preferred Stock, of which none is currently outstanding. The Special Voting Preferred Stock, which was issued in exchange for one share of Learning Company special voting stock in connection with the May 1999 merger, was redeemed at its liquidation preference of $10.00 on January 7, 2003, the automatic redemption date for the exchangeable shares of Softkey Software Products Inc., Mattel’s indirect wholly-owned Canadian subsidiary.

During 2002, the board of directors of Softkey Software Products Inc. accelerated the automatic redemption date of its outstanding exchangeable shares that were not owned by Mattel, its subsidiaries or any entity controlled by Mattel. Concurrently, Mattel exercised its right to acquire these exchangeable shares on the automatic redemption date. In 2003, Mattel acquired all exchangeable shares not previously exchanged by issuing 312.8 thousand shares of Mattel common stock. No exchangeable shares were outstanding as of year end 2004 or 2003.

During 2003 and 2002, 260.7 thousand and 674.3 thousand exchangeable shares, respectively, were exchanged by the holders into common stock at the rate of 1.2 Mattel common shares per exchangeable share.

Stock Warrants

In 2000, Mattel issued Warner Bros. Consumer Products a stock warrant to purchase 3.0 million shares of Mattel’s common stock at an exercise price of $10.875 per share. In 2002, Mattel issued 1.4 million common shares to Warner Bros. Consumer Products as a result of a cashless exercise. Mattel has no further obligation to issue shares under this warrant.

The fair value of this warrant was amortized as a component of royalty expense when the related properties were introduced over the period the related revenues were recognized. During 2003 and 2002, $0.3 million and $3.3 million, respectively, was recognized in the results of operations related to this warrant.

Common Stock Repurchase Plan

In July 2003, Mattel’s board of directors approved a share repurchase program of up to $250.0 million. During 2003, Mattel repurchased 12.7 million shares at a cost of $244.4 million pursuant to this program. In November 2003, the board of directors approved an increase to the share repurchase program of an additional $250.0 million, bringing the total authorized repurchases to $500.0 million. During 2004, Mattel repurchased 14.7 million shares at a cost of $255.1 million pursuant to this program. Mattel’s share repurchase program has no expiration date. Repurchases under the share repurchase program will take place from time to time, depending on market conditions.

Dividends

In 2004, 2003 and 2002, Mattel paid a dividend per share of $0.45, $0.40 and $0.05, respectively, to holders of its common stock. The board of directors declared the dividend in November, and Mattel paid the dividend in December of each year. The payment of dividends on common stock is at the discretion of Mattel’s board of directors and is subject to customary limitations.

Comprehensive Income (Loss)

The changes in the components of other comprehensive income, net of tax, are as follows (in thousands):

	For the Year
	2004	2003	2002
Income from continuing operations	$572,723	$537,632	$455,042
Gain from discontinued operations	—	—	27,253
Cumulative effect of change in accounting principle	—	—	(252,194)

Net income	572,723	537,632	230,101
Currency translation adjustments	36,380	57,847	13,017
Minimum pension liability adjustments	(1,430)	(7,721)	(48,021)
Net unrealized loss on derivative instruments:
Unrealized holding losses	(33,232)	(51,198)	(42,714)
Less: reclassification adjustment for realized losses included in net income	31,820	50,220	16,560

	(1,412)	(978)	(26,154)

Net unrealized (loss) gain on securities:
Unrealized holding (losses) gains	(4,820)	14,300	28,309
Less: reclassification adjustment for realized gains included in net income	(11,539)	(9,808)	—

	(16,359)	4,492	28,309

	$589,902	$591,272	$197,252

For 2004, currency translation adjustments resulted in a net gain of $36.4 million, with gains from the strengthening of the British pound sterling, Euro, and Mexican peso against the US dollar being partially offset by losses from the weakening of the Indonesian rupiah against the US dollar. For 2003, currency translation adjustments resulted in a net gain of $57.8 million, with gains from the strengthening of the Euro, British pound sterling, and Hong Kong dollar against the US dollar being partially offset by losses from the weakening of the Mexican peso against the US dollar. For 2002, currency translation adjustments resulted in a net gain of $13.0 million, with gains from the strengthening of the Euro, British pound sterling, and Indonesian rupiah against the US dollar being partially offset by losses from the weakening of the Mexican peso against the US dollar.

The components of accumulated other comprehensive loss are as follows (in thousands):

	As of Year End
	2004	2003
Currency translation adjustments	$(199,792)	$(236,172)
Minimum pension liability adjustments	(61,472)	(60,042)
Net unrealized gain on securities	16,442	32,801
Net unrealized (loss) on derivative instruments	(25,006)	(23,594)

	$(269,828)	$(287,007)

Note 7—Stock Compensation Plans

Mattel Stock Option Plans

Under various plans, Mattel has the ability to grant incentive stock options, nonqualified stock options, stock appreciation rights, nonvested stock awards, and shares of common stock to officers, key employees, and other persons providing services to Mattel. In addition, nonqualified stock options are granted to members of

Mattel’s board of directors who are not employees of Mattel. Generally, options are exercisable contingent upon the grantees’ continued employment with Mattel. Nonqualified stock options are granted at not less than 100% of the fair market value of Mattel’s common stock on the date of grant. Options granted to employees at market price usually expire within ten years from the date of grant and vest on a schedule determined by the Compensation Committee of the board of directors, generally semi-annually over three years. Options granted to employees at above-market price expire five or ten years from the date of grant, and they vest based on whether the exercise price is achieved by a specified date. Options granted to non-employee members of the board of directors usually expire within ten years from the date of grant and vest annually over four years. Mattel’s current stock option plans, the 1996 and 1999 plans, expire on December 31, 2005 and 2009, respectively. All outstanding awards under plans that previously expired continue to be exercisable under the terms of their respective grant agreements. The aggregate number of shares of common stock available for grant under the 1996 and 1999 plans cannot exceed 50.0 million and 12.8 million shares, respectively.

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock option plans during the year (options in thousands):

	2004		2003		2002
	Number	Price	Number	Price	Number	Price
Outstanding at January 1	42,733	$19.07	40,396	$18.65	52,473	$24.82
Options granted	7,455	16.98	7,394	19.49	7,131	20.02
Options exercised	(1,595)	13.82	(3,663)	13.50	(4,019)	13.57
Options canceled	(3,156)	24.00	(1,394)	23.77	(15,189)	42.16

Outstanding at December 31	45,437	$18.57	42,733	$19.07	40,396	$18.65

Exercisable at December 31	32,371	$18.69	30,646	$18.96	28,426	$19.21

Available for grant at December 31	11,274		15,717		15,292

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for Mattel stock options outstanding as of year end 2004 (options in thousands):

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number	Remaining Life	Price	Number	Price
$10.31 – $11.26	7,123	5.1	$10.75	7,123	$10.75
11.27 – 14.00	4,570	4.9	12.68	4,570	12.68
14.01 – 16.95	3,610	5.6	15.04	3,588	15.03
16.96 – 19.42	7,553	9.2	17.06	982	17.35
19.43 – 20.03	6,688	8.4	19.43	1,468	19.43
20.04 – 22.00	6,008	7.2	20.05	4,832	20.05
22.01 – 24.98	4,073	2.7	23.30	3,996	23.31
24.99 – 30.00	3,885	1.8	25.83	3,885	25.83
30.01 – 42.00	1,927	2.8	41.75	1,927	41.75

$10.31 – $42.00	45,437	6.0	18.57	32,371	18.69

Learning Company Stock Option Plans

Prior to the 1999 merger, Learning Company and its subsidiaries had various incentive and nonqualified stock option plans that provided benefits for eligible employees and non-employee directors. Effective with the 1999 merger, each option outstanding under these plans was converted into an option to purchase 1.2 shares of

Mattel common stock. The exercise price of such options was adjusted by dividing the Learning Company option price by 1.2. Other than options granted under some plans assumed by Learning Company in connection with acquisitions, all Learning Company stock options vested and became fully exercisable as a result of the 1999 merger. No options were available for grant under any Learning Company stock option plan during 2004, 2003 or 2002.

The following is a summary of stock option information and weighted average exercise prices for Learning Company’s stock option plans during the year (options in thousands):

	2004		2003		2002
	Number	Price	Number	Price	Number	Price
Outstanding at January 1	81	$4.63	88	$4.68	125	$7.56
Options exercised	(4)	4.88	(7)	5.29	(34)	14.41
Options canceled	—	—	—	—	(3)	14.74

Outstanding and exercisable at December 31	77	$4.62	81	$4.63	88	$4.68

The exercise price of Learning Company stock options outstanding as of year end 2004 ranges from $4.54 per share to $16.15 per share, with a weighted average price of $4.62 per share.

Nonvested Stock

Mattel awarded 685.5 thousand deferrable nonvested stock units to its chief executive officer pursuant to the terms of his employment contract. These units are 75% vested, with the remaining units vesting in 2008. The aggregate fair market value of the nonvested stock units is being amortized to compensation expense over the vesting period. The amount charged to expense related to the vesting of these units was $0.2 million in both 2004 and 2003, and $0.3 million in 2002.

Note 8—Financial Instruments

Marketable Securities

Marketable securities totaling $43.6 million and $78.6 million as of year end 2004 and 2003, respectively, are stated at fair market value based on quoted market prices. These equity securities are classified as securities available-for-sale and are included in other noncurrent assets in the consolidated balance sheets. As of year end 2004 and 2003, Mattel had no marketable securities for which cost exceeded the fair market value of the securities. Unrealized pre-tax gains of $26.1 million ($16.4 million net of tax) and $52.1 million ($32.8 million net of tax) as of year end 2004 and 2003, respectively, have been deferred in accumulated other comprehensive loss related to these securities.

During 2004 and 2003, Mattel sold marketable securities for proceeds totaling $28.2 million and $23.6 million, respectively. Gains on sales of these securities totaling $18.3 million and $15.5 million, net of transaction costs, were recorded in other non-operating (income) expense, net in the consolidated statements of income for 2004 and 2003, respectively.

Derivative Financial Instruments

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange and option contracts. Such contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes. The ineffectiveness related to cash flow hedges was not significant during any year.

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

Mattel uses fair value derivatives to hedge most intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts. Changes in fair value of these derivatives were not significant to the results of operations during any year.

As of year end 2004 and 2003, Mattel held foreign currency forward exchange contracts with notional amounts totaling $859.2 million and $1.07 billion. The notional amounts of these contracts were equal to the exposure hedged in both years.

The net loss reclassified from accumulated other comprehensive loss to Mattel’s results of operations was $31.8 million, $50.2 million and $16.6 million during 2004, 2003 and 2002, respectively. As of year end 2004 and 2003, $28.5 million of pre-tax unrealized losses ($25.0 million net of tax) and $26.7 million ($23.6 million net of tax), respectively, related to derivative instruments have been recorded in accumulated other comprehensive loss. Mattel expects to reclassify the unrealized losses as of year end 2004 from accumulated other comprehensive loss to its results of operations over the life of the contracts, generally within 18 months or less.

Fair Value of Financial Instruments

Mattel’s financial instruments include cash, cash equivalents, marketable securities, investments, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, is $632.9 million (compared to a carrying amount of $589.1 million) as of year end 2004 and $701.8 million (compared to a carrying amount of $641.4 million) as of year end 2003. The estimated fair value has been calculated based on broker quotes or rates for the same or similar instruments.

The estimated fair value of derivative financial instruments recognized in Mattel’s consolidated balance sheets is as follows (in millions):

	As of Year End
	2004	2003
Accounts receivable	$2.1	$5.0
Prepaid expenses and other current assets	1.1	0.9
Accrued liabilities	(25.3)	(43.4)
Other long-term liabilities	(1.4)	(0.2)

The estimated fair value of derivative financial instruments is based on dealer quotes and reflects the amount that Mattel would receive or pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of year end 2004 or 2003, respectively.

Note 9—Commitments and Contingencies

Leases

Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities and insurance. The American Girl Place® leases in Chicago, Illinois, and New York, New York, also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. The following table shows the future minimum obligations under lease commitments in effect at year end 2004 (in thousands):

	Capitalized Leases		Operating Leases
2005	$300		$55,000
2006	300		51,000
2007	300		50,000
2008	300		49,000
2009	300		41,000
Thereafter	7,800		124,000

	$9,300	(a)	$370,000

(a)	Includes $7.0 million of imputed interest.

Rental expense under operating leases amounted to $73.7 million, $66.6 million and $65.1 million for 2004, 2003 and 2002, respectively, net of sublease income of $1.7 million, $0.9 million and $0.8 million in 2004, 2003 and 2002, respectively.

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

Licensing and similar agreements provide for terms extending from 2005 through 2013 and contain provisions for future minimum payments as shown in the following table (in thousands):

Minimum Payments
2005	$93,000
2006	55,000
2007	43,000
2008	26,000
2009	27,000
Thereafter	56,000

$300,000

Royalty expense for 2004, 2003 and 2002 was $204.5 million, $169.2 million and $209.8 million, respectively.

As of year end 2004, Mattel had outstanding commitments for purchases of inventory, other assets and services totaling $188.1 million in fiscal year 2005.

Insurance

Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, and general, product and automobile liability risks. Far West insures the first $0.5 million per occurrence of Mattel’s workers’ compensation, and general and automobile liability risks and the first $2.0 million per occurrence of product liability risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at year end 2004 and 2003 totaled $20.3 million and $25.0 million, respectively, and is included in the consolidated balance sheets. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred using a study prepared by an independent actuary.

Litigation

Litigation Related to Learning Company

Following Mattel’s announcement in October 1999 of the expected results of its Learning Company division for the third quarter of 1999, various Mattel stockholders filed purported class action complaints naming Mattel and certain of its present and former officers and directors as defendants.

These shareholder complaints were consolidated into two lead cases, one under §10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and the other under §14(a) of the Exchange Act. In November 2002, the United States District Court for the Central District of California permitted the actions to proceed as class actions.

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

In November 2002, the parties to the federal cases negotiated and thereafter memorialized in a final settlement agreement a settlement of all the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. The court granted final approval to the settlement in September 2003, and judgments were entered accordingly. On October 9, 2003, a group of persons purporting to be members of the §14(a) class filed a notice of appeal, challenging the manner in which the $122.0 million was allocated between the §10(b) class and the §14(a) class. Briefing on the appeal is complete, and in January 2005, the United States Court of Appeals for the Ninth Circuit issued an order directing that the case be placed on the next available calendar.

At the time of the lawsuits, Mattel maintained directors and officers liability insurance with a maximum coverage of $120.0 million through several different carriers. One of those carriers, Reliance Insurance Company, had become insolvent, and was unable to meet its coverage obligation for its $20.0 million excess layer. As a result, Mattel contributed this $20.0 million layer to the settlement fund, and made a claim against the

California Insurance Guarantee Association (“CIGA”) to recoup the full $20.0 million of the Reliance layer. CIGA disputed that it had to pay this amount, but on June 27, 2003, agreed to pay $0.5 million to Mattel, without prejudice to Mattel’s right to seek additional amounts. That same day, Mattel filed a lawsuit in Los Angeles County Superior Court seeking a declaration that CIGA was obligated to pay additional amounts to Mattel. On September 30, 2003, the parties entered into a written settlement agreement whereby CIGA agreed to pay Mattel $7.75 million (in addition to the $0.5 million previously paid), and Mattel agreed to dismiss its lawsuit. CIGA has since paid this sum, and the case was dismissed.

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

In August 2003, a nationwide class of “all persons who have purchased limited edition Barbie® dolls or Barbie® dolls which were described, promoted or packaged as available only in small, limited amounts” was certified based on California Business and Professions Code sections 17200 and 17500 et seq. Plaintiffs’ claims under the Illinois Consumer Fraud Act, as well as their breach of contract and breach of express warranty claims, were not certified for class action treatment. The plaintiffs claim that the class suffered compensatory damages of at least between $100 million and $200 million, and seek punitive damages, attorneys’ fees and injunctive relief.

In January 2005, the Court issued an order decertifying the nationwide class in its entirety, without prejudice to plaintiffs attempting to re-certify the class at a later date. The case is continuing on behalf of the two named plaintiffs. Discovery in the matter is ongoing. Mattel will continue to defend vigorously plaintiffs’ claims and will resist any attempt to re-certify a class action.

Environmental

Fisher-Price

Fisher-Price has executed a consent order with the State of New York to implement a groundwater remediation system at one of its former manufacturing facilities. The execution of the consent order was in response to the New York State Department of Environmental Conservation (“NYSDEC”) Record of Decision issued in March 2000. The NYSDEC approved a conceptual work plan in March 2001. One component of the remedial program mandated by the NYSDEC involves discharging the remediation wastewater into the publicly owned treatment works (“POTW”), which is owned and operated by the Village of Medina, New York. In June 2003, the Village of Medina approved the discharge of wastewater from the groundwater collection system into the POTW as part of a short-term, pilot scale pumping test to evaluate water quantity and quality necessary to complete the remedial design. The pilot program was successfully conducted in November 2003, and plans are underway to implement the actual groundwater remediation program. Mattel is now negotiating with the Village of Medina regarding the rate to be charged by the Village of Medina to Mattel for groundwater discharge into the POTW. The ultimate liability associated with this cleanup presently is estimated to be approximately $2.1 million, approximately $1.8 million of which has been incurred through year end 2004.

Beaverton, Oregon

Mattel previously operated a manufacturing facility on a leased property in Beaverton, Oregon that was acquired as part of the March 1997 merger with Tyco Toys, Inc. In March 1998, samples of groundwater used by the facility for process water and drinking water disclosed elevated levels of certain chemicals, including trichloroethylene. Mattel immediately closed the water supply and self-reported the sample results to the Oregon Department of Environmental Quality (“ODEQ”) and the Oregon Health Division. Mattel also implemented a community outreach program to employees, former employees and surrounding landowners.

Prior to 2003, Mattel recorded pre-tax charges totaling $19.0 million related to this property. During 2004 and 2003, Mattel recognized pre-tax income of $0.9 million and $7.9 million, respectively, representing adjustments to the reserve accrued in 1999 associated with the closure of the Beaverton facility. Costs totaling approximately $5 million have been incurred through year end 2004 for the Beaverton property, largely related to environmental remediation, attorney fees, consulting work and an employee medical screening program. In January 2003, Mattel entered into a settlement with the ODEQ resolving its cleanup liability in return for a contribution of $0.4 million to the cleanup, which is being performed by the company that caused the contamination. The remaining liability of approximately $5 million as of year end 2004 represents estimated amounts to be incurred for employee medical screening, project management, and other costs related to the Beaverton property.

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

Note 10—Restructuring and Other Charges

Financial Realignment Plan

In 2003, Mattel completed its financial realignment plan, originally announced during the third quarter of 2000, which was designed to improve gross profit, other selling and administrative expenses, operating income, and cash flows. Since its inception, Mattel recorded a total pre-tax charge of $250.0 million, or approximately $171 million after-tax, of which approximately $123 million represented cash expenditures and $48 million represented non-cash asset writedowns.

Charges relating to the financial realignment plan were recorded in the following captions in the consolidated statements of income (in millions):

	For the Year
	2003	2002
Gross profit	$4.1	$10.4
Other selling and administrative expenses	8.6	13.3
Restructuring and other charges	12.7	24.6
Other non-operating (income) expense, net	0.9	—

Pre-tax charges	$26.3	$48.3

In 2003, as part of its financial realignment plan, Mattel announced the consolidation of its US Girls and US Boys—Entertainment segments into one segment, renamed Mattel Brands US. Costs associated with this reorganization included the elimination of approximately 5% of executive-level positions, including the position of president of the Girls division. Also in 2003, Mattel substantially completed the consolidation of two of its manufacturing facilities in Mexico to streamline manufacturing within North America.

In 2002, as part of its financial realignment plan, Mattel commenced a long-term information technology strategy aimed at achieving operating efficiencies and cost savings across all disciplines. The program focused on simplifying Mattel’s organization by defining common global processes based on industry best practices, streamlining its organizational structure by eliminating redundancies, and upgrading its systems to have greater visibility to information and data on a global basis. Also in 2002, Mattel completed the closure of its manufacturing and distribution facilities in Murray, Kentucky, as part of the North American Strategy.

In connection with the financial realignment plan, Mattel recorded total pre-tax restructuring charges of $37.3 million during 2003 and 2002, of which $0.1 million was not yet paid as of year end 2004. These charges were largely related to the elimination of positions at US-based headquarters locations in El Segundo, Fisher-Price and American Girl, costs associated with the North American Strategy, closure of certain international offices, and consolidation of facilities. From the inception of the plan through 2003, Mattel terminated the employment of approximately 2,570 employees.

The components of the restructuring charge and reconciliation of the liability are as follows (in millions):

	Severance and Other Compensation	Lease Termination Costs	Other	Total Restructuring Charge
Balance at year end 2001	$8.8	$1.9	$1.0	$11.7
2002 charges	19.4	1.2	4.0	24.6
Amounts incurred	(24.3)	(1.8)	(4.4)	(30.5)

Balance at year end 2002	3.9	1.3	0.6	5.8
2003 charges	12.9	(0.3)	0.1	12.7
Amounts incurred	(16.2)	(0.6)	(0.6)	(17.4)

Balance at year end 2003	0.6	0.4	0.1	1.1
Amounts incurred	(0.5)	(0.4)	(0.1)	(1.0)

Balance at year end 2004	$0.1	$—	$—	$0.1

In 2003, Mattel recorded a net restructuring charge totaling $4.8 million in the consolidated statement of income, representing $12.7 million of restructuring charges related to the financial realignment plan that were partially offset by income of $7.9 million representing an adjustment to a reserve accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon.

Note 11—Segment Information

Description of Segments

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. Prior to 2003, the Domestic segment was further divided into US Girls, US Boys—Entertainment, and US Infant & Preschool. In 2003, Mattel announced the consolidation of its US Girls and US Boys—Entertainment segment into one segment, renamed Mattel Brands US. Additionally, Pleasant Company, which was previously part of the US Girls segment, is now a separate segment for management reporting purposes. The results of Pleasant Company are now reported as American Girl Brands and US Infant & Preschool are now reported as Fisher-Price Brands US for segment reporting purposes. To facilitate the comparison of segment results for 2004 and 2003 to 2002, segment disclosures for 2002 have been restated to reflect these changes.

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Harry Potter™, Yu-Gi-Oh!™, Batman™, Justice League™, Megaman™ and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, Rescue Heroes®, BabyGear™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and See ’N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands—including American Girl Today®, The American Girls Collection® and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

The International segment sells products in all toy categories, except American Girl Brands.

Segment Data

The tables below present information about revenues, income and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (hereinafter referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income from operations represents operating income from continuing operations, while consolidated income from operations represents income from continuing operations before income taxes as reported in the consolidated statements of income. The corporate and other category includes costs not allocated to individual segments, including charges related to the financial realignment plan, incentive compensation and corporate headquarters functions managed on a worldwide basis. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	For the Year
	2004	2003	2002
	(In thousands)
Revenues
Domestic:
Mattel Brands US	$1,511,550	$1,594,144	$1,790,006
Fisher-Price Brands US	1,319,200	1,265,224	1,282,221
American Girl Brands	379,112	344,446	350,178

Total Domestic	3,209,862	3,203,814	3,422,405
International	2,336,236	2,175,709	1,890,939

Gross sales	5,546,098	5,379,523	5,313,344
Sales adjustments	(443,312)	(419,423)	(428,004)

Net sales from continuing operations	$5,102,786	$4,960,100	$4,885,340

	For the Year
	2004	2003	2002
	(In thousands)
Segment Income
Domestic:
Mattel Brands US	$326,317	$388,666	$445,982
Fisher-Price Brands US	173,237	180,133	187,009
American Girl Brands	77,501	61,968	58,106

Total Domestic	577,055	630,767	691,097
International	299,224	364,963	304,989

	876,279	995,730	996,086
Corporate and other expense (a)	145,462	210,020	262,545

Operating income	730,817	785,710	733,541
Interest expense	77,764	80,577	113,897
Interest (income)	(19,683)	(18,966)	(17,724)
Other non-operating (income) expense, net	(23,518)	(16,755)	15,871

Income from continuing operations before income taxes	$696,254	$740,854	$621,497

Depreciation/Amortization
Domestic:
Mattel Brands US	$48,304	$55,437	$65,001
Fisher-Price Brands US	37,261	38,628	41,600
American Girl Brands	15,166	16,979	18,338

Total Domestic	100,731	111,044	124,939
International	59,125	51,107	49,909

	159,856	162,151	174,848
Corporate and other	22,622	21,668	17,080

Depreciation and amortization from continuing operations	$182,478	$183,819	$191,928

(a)	For 2004, corporate and other expense includes $16.2 million of charges related to severance. For 2003, corporate and other expense includes $26.3 million of charges related to the financial realignment plan and income of $7.9 million representing an adjustment to a reserve accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon. For 2002, corporate and other expense includes $48.3 million of charges related to the financial realignment plan and a $25.4 million charge resulting from the settlement of shareholder litigation related to the 1999 acquisition of Learning Company.

	As of Year End
	2004	2003
	(In thousands)
Assets
Domestic:
Mattel Brands US	$319,351	$243,934
Fisher-Price Brands US	177,508	149,158
American Girl Brands	48,128	64,877

Total Domestic	544,987	457,969
International	588,144	434,286

	1,133,131	892,255
Corporate and other	44,535	40,291

Accounts receivable and inventories from continuing operations	$1,177,666	$932,546

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category (in thousands):

	For the Year
	2004	2003	2002
Worldwide Revenues
Mattel Brands	$3,233,458	$3,255,605	$3,236,286
Fisher-Price Brands	1,920,164	1,771,209	1,699,931
American Girl Brands	379,112	344,446	350,178
Other	13,364	8,263	26,949

Gross sales	5,546,098	5,379,523	5,313,344
Sales adjustments	(443,312)	(419,423)	(428,004)

Net sales from continuing operations	$5,102,786	$4,960,100	$4,885,340

Geographic Information

The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant and equipment, net and identifiable intangibles, net.

	For the Year
	2004	2003	2002
	(In thousands)
Revenues
United States	$3,209,862	$3,203,814	$3,422,405
International:
Europe	1,410,525	1,356,131	1,126,177
Latin America	524,481	462,167	466,349
Canada	197,655	185,831	161,469
Asia Pacific	203,575	171,580	136,944

Total International	2,336,236	2,175,709	1,890,939

Gross sales	5,546,098	5,379,523	5,313,344
Sales adjustments	(443,312)	(419,423)	(428,004)

Net sales from continuing operations	$5,102,786	$4,960,100	$4,885,340

	As of Year End
	2004	2003
	(In thousands)
Long-Lived Assets
United States	$933,393	$940,095
International	613,575	666,569

Consolidated total	$1,546,968	$1,606,664

Credit Concentration

Credit is granted to customers on an unsecured basis. Sales to Mattel’s three largest customers accounted for 46%, 47% and 50% of consolidated net sales for 2004, 2003 and 2002, respectively. Sales to Mattel’s three largest customers are as follows (in billions):

	For the Year
	2004	2003	2002
Wal-Mart	$1.0	$1.0	$1.1
Toys “R” Us	0.8	0.8	0.9
Target	0.5	0.4	0.5

The Mattel Brands US and Fisher-Price Brands US segments sell products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys “R” Us. The American Girl Brands segment sells its children’s publications to Wal-Mart and Target.

Close Out Sales Information

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of income. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Commencing October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of income. This change in classification had no impact on gross profit, operating income, net income, net income per common share, or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented.

The following table provides the quantification of close out sales classified as a reduction of cost of sales by segment, worldwide and geographic area (in thousands):

	For the Year
	2003 (a)	2002
Segment
Domestic:
Mattel Brands US	$17,814	$43,299
Fisher-Price Brands US	10,313	37,753
American Girl Brands	—	—

Total Domestic	28,127	81,052
International	9,997	31,621

	$38,124	$112,673

Worldwide
Mattel Brands	$25,492	$64,113
Fisher-Price Brands	12,556	46,030
American Girl Brands	—	—
Other	76	2,530

	$38,124	$112,673

Geographic Area
United States	$28,127	$81,052
International:
Europe	6,202	15,072
Latin America	1,382	8,814
Canada	621	2,540
Asia Pacific	1,792	5,195

Total International	9,997	31,621

	$38,124	$112,673

(a)	Close out sales for the three months ended December 31, 2003, totaling $19.2 million, were included in reported sales. Close out sales for the first nine months of 2003, totaling $38.1 million, were classified as a reduction of cost of sales.

Note 12—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2004
Net sales	$780,944	$804,002	$1,667,461	$1,850,379
Gross profit	351,677	366,348	796,654	896,046
Advertising and promotion expenses	87,418	84,421	192,088	279,040
Other selling and administrative expenses	251,549	238,712	243,710	302,970
Operating income	12,710	43,215	360,856	314,036
Income before income taxes	12,404	32,490	351,119	300,241
Net income	8,993	23,555	255,830	284,345
Net income per common share—basic	$0.02	$0.06	$0.62	$0.69
Weighted average number of common shares	428,169	419,177	414,592	415,100
Net income per common share—diluted	$0.02	$0.06	$0.61	$0.68
Weighted average number of common and common equivalent shares	432,239	422,903	417,962	419,151
Dividends declared per common share	$—	$—	$—	$0.45
Common stock market price:
High	$19.50	$19.17	$18.29	$19.49
Low	17.90	16.88	15.98	17.09
Year Ended December 31, 2003
Net sales (a)	$745,283	$768,994	$1,704,674	$1,741,149
Gross profit	368,006	356,324	840,069	865,084
Advertising and promotion expenses	83,806	80,748	196,638	274,913
Other selling and administrative expenses	222,870	230,530	263,275	286,224
Restructuring and other charges	8,700	3,300	(7,631)	400
Operating income	52,630	41,746	387,787	303,547
Income before income taxes	44,651	28,822	373,432	293,949
Net income	32,843	20,892	270,031	213,866
Net income per common share—basic	$0.07	$0.05	$0.61	$0.50
Weighted average number of common shares	438,265	439,700	439,315	430,827
Net income per common share—diluted	$0.07	$0.05	$0.61	$0.49
Weighted average number of common and common equivalent shares	443,934	445,491	444,004	435,285
Dividends declared per common share	$—	$—	$—	$0.40
Common stock market price:
High	$23.05	$22.99	$20.62	$20.58
Low	19.05	18.92	18.80	18.85

(a)	As discussed in Note 1 to the consolidated financial statements, effective October 1, 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of income. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Commencing October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of income. Accordingly, close out sales for the fourth quarter of 2003, totaling $19.2 million, were included in reported net sales and all prior close out sales were classified as a reduction of cost of sales. The following table provides the quantification of close out sales by quarter for 2003 (in thousands):

First Quarter	Second Quarter	Third Quarter	Fourth Quarter
$13,334	$12,043	$12,747	$19,204

Note 13—Supplemental Financial Information

	As of Year End
	2004	2003
	(In thousands)
Inventories include the following:
Raw materials and work in process	$35,546	$40,362
Finished goods	383,087	348,296

	$418,633	$388,658

Property, plant and equipment, net include the following:
Land	$29,282	$33,611
Buildings	252,627	267,068
Machinery and equipment	710,122	680,367
Tools, dies and molds	585,181	520,292
Capitalized leases	23,271	23,271
Leasehold improvements	106,113	96,448

	1,706,596	1,621,057
Less: accumulated depreciation	(1,120,070)	(995,164)

	$586,526	$625,893

Other noncurrent assets include the following:
Deferred income taxes	$572,374	$509,430
Identifiable intangibles, net	22,926	15,106
Other	201,836	243,416

	$797,136	$767,952

Accrued liabilities include the following:
Receivable collections due to bank	$205,224	$219,090
Royalties	108,256	94,528
Advertising and promotion	95,291	89,247
Other	471,267	450,113

	$880,038	$852,978

Other long-term liabilities include the following:
Benefit plan liabilities	$197,596	$184,296
Other	45,913	53,557

	$243,509	$237,853

	For the Year
	2004	2003	2002
	(In thousands)
Currency transaction (gain)/loss included in:
Operating income	$(56,667)	$(17,864)	$(24,697)
Other non-operating (income) expense, net	(2,168)	9,962	(10,539)

Net transaction (gain)	$(58,835)	$(7,902)	$(35,236)

Other selling and administrative expenses include the following:
Research and development	$171,337	$167,362	$159,496
Bad debt expense	7,659	10,688	53,365
Identifiable intangible amortization	2,622	3,706	5,046
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$105,321	$115,468	$108,250
Interest	77,111	82,868	120,394
Non-cash investing and financing activities:
Liability for businesses acquired	$1,024	$2,021	$—
Liability for equipment acquired	6,899	—	—
Asset writedowns	(5,095)	—	—

Note 14—Discontinued Operations

In May 1999, Mattel merged with Learning Company, with Mattel being the surviving corporation. This transaction was accounted for as a pooling of interests. On March 31, 2000, Mattel’s board of directors resolved to dispose of its Consumer Software segment, which was comprised primarily of Learning Company. As a result of this decision, the Consumer Software segment was reported as a discontinued operation effective March 31, 2000, and the consolidated statements of income were reclassified to segregate the operating results of the Consumer Software segment.

On October 18, 2000, Mattel disposed of Learning Company to an affiliate of Gores Technology Group in return for a contractual right to receive future consideration based on income generated from its business operations and/or the net proceeds derived by the new company upon the sale of its assets or other liquidation events, or 20% of its enterprise value at the end of five years.

In 2001, Mattel received cash proceeds totaling $10.0 million from Gores Technology Group as a result of liquidation events related to Gores Technology Group’s sale of the entertainment and education divisions of the former Learning Company. Mattel also incurred additional costs of approximately $10 million in 2001 related to the wind down of the Consumer Software segment. Accordingly, no income was recorded in the consolidated statement of income for discontinued operations in 2001.

In 2002, Gores Technology Group completed the sale and liquidation of non-cash proceeds related to the sales of the education and productivity divisions of the former Learning Company. Mattel received $43.3 million in cash proceeds from Gores Technology Group and recognized a gain on disposal of discontinued operations of $27.3 million, net of taxes of $16.0 million, in the consolidated statement of income in 2002.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, Mattel’s disclosure controls and procedures were evaluated. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2004, in timely alerting them to material information relating to Mattel required to be included in Mattel’s periodic reports.

Management’s Report on Internal Control over Financial Reporting

See Item 8 “Financial Statements and Supplementary Data—Management’s Report on Internal Control over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

Mattel continues to implement a conversion to new and upgraded financial and human resources information technology systems that began in the fourth quarter of 2002. Mattel has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, Mattel’s internal control over financial reporting. Mattel has not made any significant changes to its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to December 31, 2004.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Information required under this Item is incorporated herein by reference to Mattel’s 2005 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2004. Information with respect to the executive officers of Mattel appears under the heading “Executive Officers of the Registrant” in Part I herein. Mattel has adopted the Mattel Code of Conduct (the “Code of Conduct”) applicable to all directors, officers and employees which includes its general comprehensive code of ethical business conduct as well as provisions related to accounting and financial matters applicable to the Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance organization employees (the “finance code of ethics”). The Code of Conduct is publicly available on Mattel’s corporate website at http://www.mattel.com. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012. If Mattel makes any substantive amendments to the Code of Conduct or the finance code of ethics, or grants any waiver, including any implicit waiver from a provision of the Code of Conduct for any executive officer or director, or the finance code of ethics for the Chief Executive Officer, Chief Financial Officer or Corporate Controller, Mattel will disclose the nature of such amendment or waiver on its corporate website or in a Current Report on Form 8-K. Mattel has posted the board of directors’ corporate governance guidelines and the charters of its Audit, Compensation and Nominations Committees of the board of directors on its corporate website at http://www.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.

Item 11.     Executive Compensation.

The information required under this Item is incorporated herein by reference to Mattel’s 2005 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item is incorporated herein by reference to Mattel’s 2005 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

Item 13.     Certain Relationships and Related Transactions.

The information required under this Item is incorporated herein by reference to Mattel’s 2005 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

Item 14.     Principal Accountant Fees and Services.

The information required under this Item is incorporated herein by reference to Mattel’s 2005 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

1.    Financial Statements

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

2.    Financial Statement Schedules for the years ended December 31, 2004, 2003 and 2002

Schedule II—Valuation and Qualifying Accounts and Allowances

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Item 8 “Financial Statements and Supplementary Data.”

3.    Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.0	Agreement and Plan of Merger, dated as of December 13, 1998, between Mattel and The Learning Company, Inc.	8-K	001-05647	2.1	December 15, 1998

2.1	Sale and Purchase Agreement between Mattel and Alec E. Gores, Trustee of the Revocable Living Trust Agreement of Alec E. Gores, and GTG/Wizard, LLC	10-Q	001-05647	99.1	November 13, 2000

2.2	Sale and Purchase Agreement Amendment No. 1 between Mattel and Alec E. Gores, Trustee of the Revocable Living Trust Agreement of Alec E. Gores, and GTG/Wizard, LLC	10-K	001-05647	2.2	March 28, 2001

2.3	Amendment No. 2 to the Sale and Purchase Agreement between Mattel and Alec E. Gores, Trustee of the Revocable Living Trust Agreement of Alec E. Gores, and GTG/Wizard, LLC	10-K	001-05647	2.3	March 28, 2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel	10-K	001-05647	3.0	March 28, 2001

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Mattel	10-K	001-05647	3.1	March 28, 2002

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mattel	DEF 14A	001-05647	B	March 26, 1998

3.3	Amended and Restated By-laws of Mattel	10-K	001-05647	3.3	March 28, 2002

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-K	001-05647	4.0	March 28, 2002

4.1	Indenture dated as of February 15, 1996 between Mattel and Chase Manhattan Bank and Trust Company, National Association, formerly Chemical Trust Company of California, as Trustee	10-K	001-05647	4.1	March 28, 2002

10.0	Second Amended and Restated Credit Agreement dated as of March 19, 2004, among Mattel, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, and the financial institutions party thereto	10-Q	001-05647	99.0	May 7, 2004

10.1	Amendment No. 1 to First Amended and Restated Receivables Purchase Agreement dated as of March 19, 2004, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-Q	001-05647	99.1	May 7, 2004

10.2	Commitment Letter between Mattel, Inc. and Bank of America, N.A. dated February 2, 2005, executed February 7, 2005	8-K	001-05647	99.0	February 10, 2005

10.3	Distribution Agreement dated November 12, 1997 among Mattel, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation	10-K	001-05647	10.2	March 24, 2003

10.4	Master Agreement for the Transfer of Receivables dated 30th November, 2001 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V. as Depositor and Mattel France S.A. and Mattel GmbH as the Sellers	10-K	001-05647	10.6	March 28, 2002

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.5	Amendment to Master Agreement for the Transfer of Receivables dated December 20, 2001 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A. and Mattel GmbH	10-K	001-05647	10.7	March 28, 2002

10.6	Amendment to Master Agreement for the Transfer of Receivables dated July 1, 2002 among Societe Generale Bank Nederland, Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	10-Q	001-05647	99.3	August 9, 2002

10.7	Amendment to Master Agreement for the Transfer of Receivables dated July 29, 2003 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	10-Q	001-05647	99.0	August 14, 2003

10.8	Amendment to Master Agreement for the Transfer of Receivables dated July 12, 2004 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	10-Q	001-05647	99.0	August 6, 2004

10.9	Letter Agreement Regarding Master Agreement for the Transfer of Receivables among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	10-Q	001-05647	99.2	November 8, 2004

Executive Compensation Plans and Arrangements of Mattel

10.10	Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers	10-K	001-05647	10.9	March 28, 2001

10.11	Executive Employment Agreement dated October 18, 2000 between Mattel and Robert A. Eckert	10-K	001-05647	10.10	March 28, 2001

10.12	Loan Agreement dated May 18, 2000 between Mattel and Robert A. Eckert	10-Q	001-05647	99.3	July 25, 2000

10.13	Executive Employment Agreement dated January 31, 2000 between Mattel and Matthew C. Bousquette	10-K	001-05647	10.9	March 10, 2000

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.14		Amendment to Employment Agreement dated July 20, 2000 between Mattel and Matthew C. Bousquette	10-K	001-05647	10.24	March 28, 2001

10.15		Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Matthew C. Bousquette dated February 10, 2000	10-K	001-05647	10.11	March 10, 2000

10.16		Executive Employment Agreement dated January 31, 2000 between Mattel and Neil B. Friedman	10-K	001-05647	10.12	March 10, 2000

10.17		Amendment to Employment Agreement dated November 14, 2000 between Mattel and Neil B. Friedman	10-K	001-05647	10.29	March 28, 2001

10.18		Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Neil B. Friedman dated February 10, 2000	10-K	001-05647	10.14	March 10, 2000

10.19		Amended and Restated Executive Employment Agreement dated March 28, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.33	March 28, 2001

10.20		Amendment to Employment Agreement and Stock Option Grant Agreements dated July 20, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.34	March 28, 2001

10.21		Loan Agreement dated as of February 3, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.35	March 28, 2001

10.22		Loan Agreement dated as of April 7, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.36	March 28, 2001

10.23		Amendment to Employment Agreement dated March 6, 2002 between Mattel and Kevin M. Farr	10-K	001-05647	10.30	March 28, 2002

10.24	*	Executive Employment Agreement dated November 13, 2000 between Mattel and Thomas A. Debrowski

10.25		2002 Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 11, 2002

10.26		Mattel, Inc. 2003 Long-Term Incentive Plan	DEF 14A	001-05647	Appendix A	April 2, 2003

10.27		Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002

10.28		Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-K	001-05647	10.12	March 31, 1999

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.29	Amendment No. 1 to Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-K	001-05647	10.43	March 28, 2001

10.30	Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan as of May 1, 1996	10-K	001-05647	10.37	March 28, 2002

10.31	Amendment No. 1 to Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan	10-K	001-05647	10.22	March 10, 2000

10.32	The Fisher-Price Pension Plan (1994 Restatement)	10-K	001-05647	10.41	March 28, 2002

10.33	Fifth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.49	March 28, 2001

10.34	Sixth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.43	March 28, 2002

10.35	Seventh Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.36	March 12, 2004

10.36	Eighth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.37	March 12, 2004

10.37	The Fisher-Price Section 415 Excess Benefit Plan	10		10(n)	June 28, 1991

10.38	Mattel, Inc. Personal Investment Plan, October 1, 2001 Restatement	10-K	001-05647	10.45	March 28, 2002

10.39	First Amendment to the Mattel, Inc. Personal Investment Plan	10-K	001-05647	10.40	March 12, 2004

10.40	Second Amendment to the Mattel, Inc. Personal Investment Plan	10-K	001-05647	10.41	March 12, 2004

10.41	Third Amendment to the Mattel, Inc. Personal Investment Plan	10-K	001-05647	10.42	March 12, 2004

10.42	Fourth Amendment to the Mattel, Inc. Personal Investment Plan	10-K	001-05647	10.43	March 12, 2004

10.43	Fifth Amendment to Mattel, Inc. October 1, 2001, Restated Personal Investment Plan dated July 31, 2004	10-Q	001-05647	99.0	November 8, 2004

10.44	Mattel, Inc. Amended and Restated 1990 Stock Option Plan (the “1990 Plan”)	10-K	001-05647	10.49	March 28, 2002

10.45	Amendment No. 1 to the 1990 Plan	S-4	33-50749	F-1	October 25, 1993

10.46	Amendment No. 2 to the 1990 Plan	10-K	001-05647	10.57	March 28, 2001

10.47	Amendment No. 3 to the 1990 Plan	10-K	001-05647	10.34	March 10, 2000

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.48	Amendment No. 4 to the 1990 Plan	10-Q	001-05647	99.0	May 3, 2000

10.49	Form of First Amendment to Award Agreement under the 1990 Plan	10-K	001-05647	10.60	March 28, 2001

10.50	Notice of Grant of Stock Options and Grant Agreement under the 1990 Plan	10-K	001-05647	10.61	March 28, 2001

10.51	Grant Agreement for a Non-Qualified Stock Option under the 1990 Plan	10-K	001-05647	10.62	March 28, 2001

10.52	Award Cancellation Agreement under the 1990 Plan	10-K	001-05647	10.63	March 28, 2001

10.53	Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the “1996 Plan”)	10-K	001-05647	10.58	March 28, 2002

10.54	Amendment to the 1996 Plan	S-8	333-75145	4.2	March 26, 1999

10.55	Amendment No. 2 to the 1996 Plan	10-K	001-05647	10.42	March 10, 2000

10.56	Amendment No. 3 to the 1996 Plan	10-Q	001-05647	99.1	May 3, 2000

10.57	Amendment No. 4 to the 1996 Plan	10-K	001-05647	10.68	March 28, 2001

10.58	Amendment No. 5 to the 1996 Plan	10-Q	001-05647	99.1	October 26, 2001

10.59	Amendment to the 1996 Plan	10-K	001-05647	10.64	March 28, 2002

10.60	Amendment No. 6 to the 1996 Plan	10-Q	001-05647	99.0	August 9, 2002

10.61	Amendment No. 7 to the 1996 Plan	10-Q	001-05647	99.0	November 12, 2002

10.62	Form of Option Grant Agreement for Outside Directors (Initial Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.1	August 14, 2003

10.63	Form of Option Grant Agreement for Outside Directors (Annual Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.2	August 14, 2003

10.64	Form of Option Grant Agreement (Three Year Vesting) under the 1996 Plan, as amended	10-Q	001-05647	99.3	August 14, 2003

10.65	Mattel, Inc. 1997 Premium Price Stock Option Plan (the “1997 Plan”)	DEF 14A	001-05647	A	March 26, 1998

10.66	First Amendment to the 1997 Plan	10-Q	001-05647	10.0	July 21, 1998

10.67	Second Amendment to the 1997 Plan	10-K	001-05647	10.26	March 31, 1999

10.68	Amendment No. 3 to the 1997 Plan	10-K	001-05647	10.48	March 10, 2000

10.69	Amendment No. 4 to the 1997 Plan	10-K	001-05647	10.75	March 28, 2001

10.70	Amendment No. 5 to the 1997 Plan	10-Q	001-05647	99.1	August 9, 2002

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.71		Form of Option and TLSAR Agreement under the 1997 Plan (25% Premium Grant), as amended	10-Q	001-05647	10.1	July 21, 1998

10.72		Form of Option and TLSAR Agreement under the 1997 Plan (33 1/3% Premium Grant), as amended	10-Q	001-05647	10.2	July 21, 1998

10.73		Mattel 1999 Stock Option Plan (the “1999 Plan”)	10-K	001-05647	10.51	March 10, 2000

10.74		Amendment No. 1 to the 1999 Plan	10-Q	001-05647	99.2	May 3, 2000

10.75		Amendment No. 2 to the 1999 Plan	10-K	001-05647	10.80	March 28, 2001

10.76		Amendment No. 3 to the 1999 Plan	10-Q	001-05647	99.2	August 9, 2002

10.77		Form of Option Grant Agreement (Three Year Vesting) under the 1999 Plan, as amended	10-K	001-05647	10.77	March 12, 2004

11.0	*	Computation of Income per Common and Common Equivalent Share

21.0	*	Subsidiaries of the Registrant as of December 31, 2004

23.0	*	Consent of Independent Registered Public Accounting Firm

24.0	*	Power of Attorney (on page 102 of Form 10-K)

31.0	*	Certification of Principal Executive Officer dated March 4, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	*	Certification of Principal Financial Officer dated March 4, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	**	Certification of Principal Executive Officer and Principal Financial Officer dated March 4, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Mattel has not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of its total assets. Copies of such agreements will be provided to the SEC upon request.

(b)  Exhibits Required by Item 601 of Regulation S-K

See Item (3) above.

(c)  Financial Statement Schedule

See Item (2) above.

Copies of this Annual Report on Form 10-K (including Exhibit 24.0) and Exhibits 11.0, 21.0, 23.0, 31.0, 31.1 and 32.0 are available to stockholders of Mattel without charge. Copies of other exhibits can be obtained by stockholders of Mattel upon payment of twelve cents per page for such exhibits. Written requests should be sent to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ KEVIN M. FARR
Kevin M. Farr Chief Financial Officer

Date: As of March 4, 2005

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

Signature	Title	Date

/s/ ROBERT A. ECKERT Robert A. Eckert	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 4, 2005

/s/ KEVIN M. FARR Kevin M. Farr	Chief Financial Officer (principal financial officer)	March 4, 2005

/s/ DOUGLAS E. KERNER Douglas E. Kerner	Senior Vice President and Corporate Controller (principal accounting officer)	March 4, 2005

/s/ EUGENE P. BEARD Eugene P. Beard	Director	March 4, 2005

/s/ MICHAEL J. DOLAN Michael J. Dolan	Director	March 4, 2005

Signature	Title	Date

/s/ TULLY M. FRIEDMAN Tully M. Friedman	Director	March 4, 2005

/s/ RONALD M. LOEB Ronald M. Loeb	Director	March 4, 2005

/s/ ANDREA L. RICH Andrea L. Rich	Director	March 4, 2005

/s/ RONALD L. SARGENT Ronald L. Sargent	Director	March 4, 2005

/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Director	March 4, 2005

/s/ G. CRAIG SULLIVAN G. Craig Sullivan	Director	March 4, 2005

/s/ JOHN L. VOGELSTEIN John L. Vogelstein	Director	March 4, 2005

/s/ KATHY BRITTAIN WHITE Kathy Brittain White	Director	March 4, 2005

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2004	$27,451	$7,659		$(2,279	)(b)	$32,831
Year ended December 31, 2003	23,251	10,688	(a)	(6,488	)(b)	27,451
Year ended December 31, 2002	55,912	53,365	(a)	(86,026	)(b)(c)	23,251

Allowance for Inventory Obsolescence
Year ended December 31, 2004	$53,647	$35,437		$(23,853	)(d)	$65,231
Year ended December 31, 2003	49,118	36,992		(32,463	)(d)	53,647
Year ended December 31, 2002	63,116	40,367		(54,365	)(d)	49,118

(a)	Decrease in bad debt expense charged to the results of operations in 2003 compared to 2002 is primarily due to charges totaling $33.5 million in 2002 related to the Kmart bankruptcy.
(b)	Includes writeoffs, recoveries of previous writeoffs, and currency translation adjustments.
(c)	Decrease in net deductions in 2003 compared to 2002 is primarily related to the writeoff of Kmart receivables totaling $55.6 million during 2002.
(d)	Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw materials, writedowns and currency translation adjustments.