Form 10-Q
period 2005-03-31
MATTEL INC /DE/
filed 2005-05-04
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 29, 2005:

411,632,802 shares

MATTEL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2005 (Unaudited)	March 31, 2004 (Unaudited)	Dec. 31, 2004
ASSETS
Current Assets
Cash and equivalents	$778,703	$787,967	$1,156,835
Accounts receivable, net	571,295	546,929	759,033
Inventories	472,579	402,555	418,633
Prepaid expenses and other current assets	246,923	255,646	302,649

Total current assets	2,069,500	1,993,097	2,637,150

Property, plant and equipment, net	562,507	615,094	586,526
Goodwill	731,816	726,594	735,680
Other noncurrent assets	790,407	770,469	797,136

Total Assets	$4,154,230	$4,105,254	$4,756,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$19,899	$69,694	$28,995
Current portion of long-term debt	188,880	50,963	189,130
Accounts payable	231,653	208,560	349,159
Accrued liabilities	437,501	517,369	880,038
Income taxes payable	235,955	223,325	279,849

Total current liabilities	1,113,888	1,069,911	1,727,171

Long-Term Liabilities
Long-term debt	400,000	588,880	400,000
Other	239,414	238,136	243,509

Total long-term liabilities	639,414	827,016	643,509

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,591,010	1,601,068	1,594,332
Treasury stock at cost; 24.5 million shares, 13.1 million shares and 26.0 million shares, respectively	(446,117)	(251,981)	(473,349)
Retained earnings	1,099,795	716,420	1,093,288
Accumulated other comprehensive loss	(285,129)	(298,549)	(269,828)

Total stockholders’ equity	2,400,928	2,208,327	2,385,812

Total Liabilities and Stockholders’ Equity	$4,154,230	$4,105,254	$4,756,492

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
(Unaudited; in thousands, except per share amounts)	March 31, 2005	March 31, 2004
Net Sales	$783,120	$780,944
Cost of sales	439,060	429,267

Gross Profit	344,060	351,677
Advertising and promotion expenses	87,709	87,418
Other selling and administrative expenses	250,822	251,549

Operating Income	5,529	12,710
Interest expense	17,547	15,221
Interest (income)	(12,085)	(4,896)
Other non-operating (income), net	(8,881)	(10,019)

Income Before Income Taxes	8,948	12,404
Provision for income taxes	2,441	3,411

Net Income	$6,507	$8,993

Net Income Per Common Share – Basic	$0.02	$0.02

Weighted average number of common shares	416,096	428,169

Net Income Per Common Share – Diluted	$0.02	$0.02

Weighted average number of common and common equivalent shares	421,105	432,239

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
(Unaudited; in thousands)	March 31, 2005	March 31, 2004
Cash Flows From Operating Activities:
Net income	$6,507	$8,993
Adjustments to reconcile net income to net cash flows used for operating activities:
Gain on sale of investments	(11,445)	(10,263)
Net gain on sale of other property, plant and equipment	(160)	(874)
Depreciation	42,840	44,457
Amortization	1,315	1,932
Deferred income taxes	(8,229)	1,294
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	180,106	(1,434)
Inventories	(59,871)	(24,914)
Prepaid expenses and other current assets	48,846	53,382
Accounts payable, accrued liabilities and income taxes payable	(573,662)	(439,736)
Deferred compensation and other retirement plans	(3,543)	(1,228)
Other, net	2,363	(4,821)

Net cash flows used for operating activities	(374,933)	(373,212)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(15,226)	(20,598)
Purchases of other property, plant and equipment	(9,371)	(14,913)
Payment for businesses acquired	(995)	(9,692)
Proceeds from sale of investments	18,157	12,730
Proceeds from sale of other property, plant and equipment	931	1,189

Net cash flows used for investing activities	(6,504)	(31,284)

Cash Flows From Financing Activities:
Short-term borrowings, net	(9,135)	49,314
Purchase of treasury stock	—	(9,273)
Proceeds from exercise of stock options	23,899	3,403
Other, net	(2,337)	(1,602)

Net cash flows from financing activities	12,427	41,842

Effect of Currency Exchange Rate Changes on Cash	(9,122)	(2,060)

Decrease in Cash and Equivalents	(378,132)	(364,714)
Cash and Equivalents at Beginning of Period	1,156,835	1,152,681

Cash and Equivalents at End of Period	$778,703	$787,967

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$50,467	$34,138
Interest	16,019	13,320
Non-cash investing and financing activities:
Liability for equipment acquired	$443	$—
Asset writedowns	378	—
Liability for acquisitions	—	1,024

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL INFORMATION

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal recurring nature, considered necessary for a fair presentation of the financial position and interim results of Mattel, Inc. and its subsidiaries (“Mattel”) as of and for the periods presented have been included. Because Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2004 Annual Report on Form 10-K.

2.	Accounts Receivable

Accounts receivable are shown net of allowances for doubtful accounts of $30.9 million (March 31, 2005), $28.1 million (March 31, 2004), and $32.8 million (December 31, 2004).

3.	Inventories

Inventories include the following:

(In thousands)	March 31, 2005	March 31, 2004	Dec. 31, 2004
Raw materials and work in process	$48,559	$44,189	$35,546
Finished goods	424,020	358,366	383,087

	$472,579	$402,555	$418,633

4.	Property, Plant and Equipment

Property, plant and equipment, net include the following:

(In thousands)	March 31, 2005	March 31, 2004	Dec. 31, 2004
Land	$29,168	$35,489	$29,282
Buildings	252,090	261,912	252,627
Machinery and equipment	708,041	686,119	710,122
Tools, dies and molds	586,650	527,945	585,181
Capitalized leases	23,271	23,271	23,271
Leasehold improvements	106,482	102,667	106,113

	1,705,702	1,637,403	1,706,596
Less: accumulated depreciation	(1,143,195)	(1,022,309)	(1,120,070)

	$562,507	$615,094	$586,526

5.	Goodwill

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

The change in the carrying amount of goodwill by reporting unit for the three-months ended March 31, 2005, is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

(In thousands)	Dec. 31, 2004	Impact of Currency Exchange Rate Changes	March 31, 2005
Mattel Brands US Girls division	$37,566	$(527)	$37,039
Mattel Brands US Boys division	54,411	(41)	54,370
Fisher-Price Brands US	217,152	(105)	217,047
American Girl Brands	207,571	—	207,571
International	218,980	(3,191)	215,789

	$735,680	$(3,864)	$731,816

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

(In thousands)	March 31, 2005	March 31, 2004	Dec. 31, 2004
Deferred income taxes	$585,520	$511,322	$572,374
Identifiable intangibles, net	22,153	25,277	22,926
Other	182,734	233,870	201,836

	$790,407	$770,469	$797,136

7.	Long-term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2005	March 31, 2004	Dec. 31, 2004
6 1/8% senior notes due July 2005	$150,000	$150,000	$150,000
Medium-term notes due 2006 to 2013	400,000	450,000	400,000
10.15% mortgage note due Dec. 2005	38,880	39,843	39,130

	588,880	639,843	589,130
Less: current portion	(188,880)	(50,963)	(189,130)

	$400,000	$588,880	$400,000

In 2004, Mattel repaid $50.0 million of medium-term notes upon maturity.

8.	Comprehensive Income

The changes in the components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended
(In thousands)	March 31, 2005	March 31, 2004
Net income	$6,507	$8,993
Currency translation adjustments	(20,028)	(2,453)
Net unrealized gain on securities:
Unrealized holding (losses) gains	(2,070)	447
Less: reclassification adjustment for realized (gains) included in net income	(5,745)	(5,991)

	(7,815)	(5,544)

Net unrealized gain (loss) on derivative instruments:
Unrealized holding gains (losses)	16,504	(9,866)
Less: reclassification adjustment for realized losses included in net income	3,962	6,321

	12,542	(3,545)

	$(8,794)	$(2,549)

The components of accumulated other comprehensive loss are as follows:

(In thousands)	March 31, 2005	March 31, 2004	Dec. 31, 2004
Currency translation adjustments	$(219,820)	$(238,625)	$(199,792)
Minimum pension liability adjustments	(61,472)	(60,042)	(61,472)
Net unrealized gain on securities	8,627	27,257	16,442
Net unrealized (loss) on derivative instruments	(12,464)	(27,139)	(25,006)

	$(285,129)	$(298,549)	$(269,828)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures are on its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso and Indonesian rupiah. For the three-months ended March 31, 2005, currency translation adjustments resulted in a net loss of $20.0 million, with losses from the weakening of the Euro, British pound sterling, Venezuelan bolivar, and Chilean peso against the US dollar. For the three-months ended March 31, 2004, currency translation adjustments resulted in a net loss of $2.5 million, with losses from the weakening of the Euro against the US dollar being partially offset by strengthening of the British pound sterling against the US dollar.

Marketable Securities

As of March 31, 2005, Mattel had no marketable securities for which cost exceeded the fair market value of the securities. Unrealized pre-tax gains of $13.7 million ($8.6 million net of tax), $43.3 million ($27.3 million net of tax) and $26.1 million ($16.4 million net of tax) as of March 31, 2005 and 2004 and December 31, 2004, respectively, have been deferred in accumulated other comprehensive loss related to these securities.

During the first quarters of 2005 and 2004, Mattel sold marketable securities for proceeds totaling $15.6 million and $14.5 million, respectively. Gains on sales of these securities totaling $9.1 million and $9.5 million, net of transaction costs, were recorded in other non-operating (income), net in the consolidated statements of income for the three-months ended March 31, 2005 and 2004, respectively.

9.	Income Taxes

On October 22, 2004, the American Jobs Creation Act (the “Jobs Act”) was signed into law. Among its various provisions, the Jobs Act creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-2 allows companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Jobs Act on a company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purposes of applying SFAS No. 109, Accounting For Income Taxes. As of March 31, 2005, management had not completed its assessment of whether, or to what extent, Mattel may repatriate foreign earnings under the Jobs Act. Therefore, the statement of income for the three-months ended March 31, 2005, does not include any provision for income taxes on the cumulative balance of its unremitted foreign earnings.

Management’s plan for reinvestment and repatriation of foreign earnings under the Jobs Act was completed and approved by Robert A. Eckert, Mattel’s chief executive officer, on April 14, 2005. Mattel expects to repatriate up to approximately $2.4 billion in foreign earnings, and the corresponding tax liability is estimated to be approximately $180 million as calculated under existing law. The statement of income for the three-months ending June 30, 2005, will include a provision for income taxes on the total amount of earnings expected to be repatriated, which will occur throughout 2005. The computation of the estimated tax liability does not include the potential favorable effects of the Tax Technical Corrections Act of 2004 (the “Technical Corrections Bill”), which was introduced to the US Congress on November 22, 2004. If enacted in its current form, the Technical Corrections Bill would reduce Mattel’s computation of the estimated tax liability associated with the repatriation of foreign earnings under the Jobs Act. In addition, the estimated tax liability may be further impacted by any additional law change in the form of further guidance from the US Internal Revenue Service (“IRS”). Mattel would reflect the impact of the Technical Corrections Bill and any additional IRS guidance in the financial reporting period in which any such change in law is enacted or effective.

10.	Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivable and payable balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of income. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income), net in the consolidated statement of income in the period in which the currency exchange rate changes. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction (gains)/losses included in the consolidated statements of income are as follows:

	For the Three Months Ended
(In thousands)	March 31, 2005	March 31, 2004
Operating income	$(5,819)	$(12,658)
Other non-operating (income), net	1,485	(1)

Net transaction (gains)	$(4,334)	$(12,659)

11.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended
(In thousands)	March 31, 2005	March 31, 2004
Research and development	$41,204	$39,873
Identifiable intangible amortization	577	476

12.	Earnings Per Share

Basic net income per common share is computed by dividing reported net income by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common shares and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices, as applicable. Nonqualified stock options totaling 9.4 million and 25.2 million were excluded from the calculation of diluted net income per common share for the first quarter of 2005 and 2004, respectively, because they were anti-dilutive.

13.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 4 to the Consolidated Financial Statements in Mattel’s 2004 Annual Report on Form 10-K.

A summary of the components of Mattel’s net periodic benefit cost for the quarters ended March 31 is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
(In thousands)	2005	2004	2005	2004
Service cost	$2,331	$1,889	$32	$71
Interest cost	5,417	5,443	803	886
Expected return on plan assets	(5,668)	(5,459)	—	—
Amortization of:
Prior service cost	(149)	(132)	—	—
Net actuarial loss	2,339	1,965	384	386

	$4,270	$3,706	$1,219	$1,343

During the first quarter of 2005, Mattel made cash contributions totaling approximately $5 million to its defined benefit pension and postretirement benefit plans. Mattel expects to make cash contributions totaling approximately $15 million to its defined benefit pension and postretirement benefit plans for the year ending December 31, 2005, including $12 million to cover benefit payments of its unfunded plans.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law on December 8, 2003. On May 19, 2004, the FASB issued Staff Position 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance as to how employers who sponsor post-65 prescription drug benefits should recognize the impact of the Medicare Act. Applying the guidance in FSP 106-2, Mattel, with the assistance of its outside actuaries, determined that the prescription drug benefits provided to certain retirees under one of its postretirement benefit plans are actuarially equivalent to the benefits provided under Medicare Part D, and that Mattel will be eligible to receive a federal subsidy beginning in 2006. On July 1, 2004, Mattel adopted the provisions of FSP 106-2 and reduced its accumulated postretirement benefit obligation by $7.6 million in recognition of the actuarial impact of the subsidy on benefits attributed to prior service. Mattel’s net periodic benefit cost for fiscal year 2004 was reduced by $1.0 million in the areas of interest cost ($0.5 million) and amortization of net actuarial loss ($0.5 million). On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Medicare Act. Mattel is currently reviewing the final regulations and does not believe that they will have a material impact on its results of operations or financial position for the year ending December 31, 2005.

14.	Stock-Based Compensation

Mattel has various stock compensation plans, which are more fully described in Note 7 to the Consolidated Financial Statements in its 2004 Annual Report on Form 10-K. Mattel applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized in the results of operations for nonqualified stock options granted under Mattel’s plans, as such options are granted at not less than the quoted market price of Mattel’s common stock on the date of grant.

Mattel has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost for nonqualified stock options been determined based on their fair value at the date of grant, consistent with the method of accounting prescribed by SFAS No. 123, Mattel’s net income and net income per common share would have been adjusted as follows:

	For the Three Months Ended
(In millions, except per share amounts)	March 31, 2005	March 31, 2004
Net income
As reported	$6.5	$9.0
Pro forma compensation cost, net of tax	(6.7)	(6.5)

Pro forma net income (loss)	$(0.2)	$2.5

Income per share
Basic
As reported	$0.02	$0.02
Pro forma compensation cost, net of tax	(0.02)	(0.01)

Pro forma net income (loss) per common share – basic	$—	$0.01

Diluted
As reported	$0.02	$0.02
Pro forma compensation cost, net of tax	(0.02)	(0.01)

Pro forma net income (loss) per common share- diluted	$—	$0.01

The pro forma amounts shown above are not indicative of the pro forma effect in future periods primarily because the estimated fair value of options is amortized to expense over the vesting period, and the number of options granted varies from period to period.

15.	Contingencies

Litigation Related to The Learning Company, Inc. (“Learning Company”)

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

In November 2002, the parties to the federal cases negotiated and thereafter memorialized in a final settlement agreement a settlement of all the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. The court granted final approval to the settlement in September 2003, and judgments were entered accordingly. On October 9, 2003, a group of persons purporting to be members of the §14(a) class filed a notice of appeal, challenging the manner in which the $122.0 million was allocated between the §10(b) class and the §14(a) class. On April 4, 2005, the United States Court of Appeals for the Ninth Circuit heard the appeal but has not yet rendered a decision.

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleges that Fisher-Price’s PowerTouch™ system infringes a LeapFrog patent relating to an electronic learning device for teaching phonics. On April 7, 2005, the trial court issued a ruling regarding the construction of the words of the patent claim at issue. The case is set to be tried before a jury beginning on May 16, 2005. The plaintiff in this lawsuit is asserting a total damages claim of up to approximately $90 million, which could possibly be trebled if the infringement were found to be willful, and an injunction preventing the further sale of the PowerTouch™ system. Mattel and its subsidiary Fisher-Price believe the action is without merit and intend to continue to defend themselves vigorously.

Litigation Related to Carter Bryant and MGA Entertainment, Inc.

In April 2004, Mattel filed a lawsuit in Los Angeles County Superior Court against Carter Bryant (“Bryant”), a former Mattel design employee. The suit alleges that Bryant aided and assisted a Mattel competitor, MGA Entertainment, Inc. (“MGA”), during the time he was employed by Mattel, in violation of his contractual and other duties to Mattel. In September 2004, Bryant asserted counterclaims against Mattel, including counterclaims in which Bryant seeks, as a putative class action representative, to invalidate Mattel’s Confidential Information and Propriety Inventions Agreements with its employees. Mattel has moved to dismiss Bryant’s counterclaims, which motion remains pending.

In December 2004, MGA intervened as a party-defendant in Mattel’s action against Bryant, asserting that its rights to the “Bratz” property are at stake in the litigation. Mattel’s suit has been removed to the United States District Court for the Central District of California, where it is currently pending.

Separately, in November 2004, Bryant filed an action against Mattel in the United States District Court for the Central District of California. The action seeks a judicial declaration that Bryant’s purported conveyance of rights in “Bratz” was proper and that he did not misappropriate Mattel property in creating “Bratz.” Mattel has filed a motion to dismiss, which remains pending.

In April 2005, MGA filed suit against Mattel in the United States District Court for the Central District of California. MGA’s action alleges claims of trade dress infringement, trade dress dilution, false designation of origin, unfair competition and unjust enrichment. The suit alleges, among other things, that certain products, themes, packaging and/or television commercials in various Mattel product lines have infringed upon products, themes, packaging and/or television commercials for various MGA product lines, including “Bratz.” The complaint also asserts that various alleged Mattel acts with respect to unidentified retailers, distributors and licensees have damaged MGA and that various alleged acts by industry organizations, purportedly induced by Mattel, have damaged MGA.

MGA’s suit alleges that MGA has been damaged in an amount “believed to reach or exceed tens of millions of dollars” and further seeks punitive damages, disgorgement of Mattel’s profits and injunctive relief. Mattel believes the claims by Bryant and MGA are without merit and intends to vigorously defend against them.

16.	Segment Information

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Brands US, Fisher-Price Brands US and American Girl Brands.

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Brands — including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Harry Potter™, Yu-Gi-Oh!™, Batman™, Justice League™, MegaMan™ and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands — including Fisher-Price®, Little People®, Rescue Heroes®, BabyGear and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and See ’N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands — including American Girl Today®, The American Girls Collection® and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

The International segment sells products in all toy categories, except American Girl Brands.

The tables below present information about revenues, income and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (hereinafter referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker (as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income (loss) from operations based on the adjustments recorded in the financial accounting systems. Segment income (loss) from operations represents operating income, while consolidated income from operations represents income before income taxes as reported in the consolidated statements of income. The corporate and other category includes costs not allocated to individual segments, including charges related to incentive compensation and corporate headquarters functions managed on a worldwide basis. Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	For the Three Months Ended
(In thousands)	March 31, 2005	March 31, 2004
Revenues
Domestic:
Mattel Brands US	$237,937	$262,649
Fisher-Price Brands US	169,218	182,819
American Girl Brands	67,630	54,127

Total Domestic	474,785	499,595
International	375,467	353,972

Gross sales	850,252	853,567
Sales adjustments	(67,132)	(72,623)

Net sales	$783,120	$780,944

Segment Income (Loss)
Domestic:
Mattel Brands US	$16,393	$40,372
Fisher-Price Brands US	(1,692)	905
American Girl Brands	7,787	(285)

Total Domestic	22,488	40,992
International	9,701	6,787

	32,189	47,779
Corporate and other expense (a)	(26,660)	(35,069)

Operating income	5,529	12,710
Interest expense	17,547	15,221
Interest (income)	(12,085)	(4,896)
Other non-operating (income), net	(8,881)	(10,019)

Income before income taxes	$8,948	$12,404

(a)	For the quarter ended March 31, 2004, corporate and other includes a $10.8 million charge related to severance.

(In thousands)	March 31, 2005	March 31, 2004	Dec. 31, 2004
Assets
Domestic:
Mattel Brands US	$267,260	$263,324	$319,351
Fisher-Price Brands US	177,958	193,375	177,508
American Girl Brands	52,679	64,579	48,128

Total Domestic	497,897	521,278	544,987
International	474,468	391,551	588,144

	972,365	912,829	1,133,131
Corporate and other	71,509	36,655	44,535

Accounts receivable and inventories	$1,043,874	$949,484	$1,177,666

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended
(In thousands)	March 31, 2005	March 31, 2004
Worldwide Revenues
Mattel Brands	$514,389	$532,101
Fisher-Price Brands	264,384	263,998
American Girl Brands	67,630	54,127
Other	3,849	3,341

Gross sales	850,252	853,567
Sales adjustments	(67,132)	(72,623)

Net sales	$783,120	$780,944

17.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), Mattel must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and nonvested stock at the beginning of the first quarter of adoption of SFAS No. 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated.

In April 2005, the Securities Exchange Commission amended Rule S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended rule, Mattel is required to adopt SFAS No. 123(R) on January 1, 2006. Mattel is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will have a material adverse effect on its results of operations and earnings per share. Mattel has not yet determined the method of adoption of SFAS No. 123(R), or whether the amounts recorded in the consolidated statements of income in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Chapter 4, “Inventory Pricing,” of Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”). Among other provisions, the statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Mattel is currently evaluating the effect that the adoption of SFAS No. 151 will have on its results of operations and financial position, but does not expect it to have a material impact.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Brands — including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Harry Potter™, Yu-Gi-Oh!™, Batman™, Justice League™, MegaMan™ and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands — including Fisher-Price®, Little People®, Rescue Heroes®, BabyGear and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and See ’N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands — including American Girl Today®, The American Girls Collection® and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

Management believes that the business environment for Mattel in 2005 will be similar to that of 2004. Mattel expects to continue facing challenges both domestically and internationally as retailers continue to rationalize stores and tightly manage inventory. Management also expects to encounter continued cost pressures in the areas of product costs, including oil-based resin, transportation costs, and employee-related costs.

Management has established two overarching goals for 2005. The first goal is to drive growth by continuing the invigoration of the Barbie® brand, while maintaining growth in all of its core brands by continuing to develop innovative toys. Mattel also intends to align more effectively with growing retail customers and to develop new channels to generate growth. The second goal is to gain further efficiencies in the supply chain by implementing new spend management and e-procurement policies, procedures and information systems; and rationalizing manufacturing and vendor sourcing.

Results of Operations

Consolidated Results

Net sales for the first quarter of 2005 were $783.1 million, flat as compared to $780.9 million in 2004, including a benefit from changes in currency exchange rates of 2 percentage points. Net income for the first quarter of 2005 was $6.5 million, or $0.02 per diluted share, as compared to net income of $9.0 million, or $0.02 per diluted share, for 2004. Gross profit, as a percentage of net sales, declined from 45.0% in 2004 to 43.9% in 2005. External cost pressures in transportation and raw material costs reflecting the increased cost of oil, and higher royalty and obsolescence costs, mainly related to JuiceBox™, were the primary causes of the decline in gross profit. These costs were partially offset by a modest price increase implemented in January and a benefit from changes in currency exchange rates. Profitability in the first quarter of 2004 was impacted by a $10.8 million charge for severance related to the elimination of approximately 260 positions resulting from headcount reductions at certain domestic and international locations.

The following table provides a summary of Mattel’s consolidated results for the first quarter of 2005 and 2004:

	For the Three Months Ended March 31,
(In millions, except percentage and basis point information)	2005		2004		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$783.1	100.0%	$780.9	100.0%	—

Gross profit	$344.0	43.9%	$351.7	45.0%	-2%	(110)
Advertising and promotion expenses	87.7	11.2	87.4	11.2	—	—
Other selling and administrative expenses	250.8	32.0	251.6	32.2	—	(20)

Operating income	5.5	0.7	12.7	1.6	-57%	(90)
Interest expense	17.6	2.2	15.2	1.9	15%	30
Interest (income)	(12.1)	-1.5	(4.9)	-0.6	147%	(90)
Other non-operating (income), net	(8.9)	-1.1	(10.0)	-1.3	-11%	(20)

Income before income taxes	$8.9	1.1%	$12.4	1.6%	-28%	(50)

Sales

Net sales for the first quarter of 2005 remained flat at $783.1 million, including a benefit from changes in currency exchange rates of 2 percentage points. Gross sales within the US decreased 5% as compared to 2004 and accounted for 56% of consolidated gross sales in 2005 compared to 59% in 2004. In 2005, gross sales in international markets increased 6% compared to 2004, including a benefit from changes in currency exchange rates of 4 percentage points.

Worldwide gross sales of Mattel Brands decreased 3% in the first quarter of 2005 to $514.4 million, including a 2 percentage point benefit from changes in currency exchange rates. Domestic gross sales decreased 9% and international gross sales increased 3%, including a 4 percentage point benefit from changes in currency exchange rates. Worldwide gross sales for Barbie® declined 15% from 2004, including a 2 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Barbie® declined 25%, while international gross sales of Barbie® declined 7%, including a 4 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Other Girls Brands increased 10%, including a 2 percentage point benefit from changes in currency exchange rates. The sales growth for Other Girls Brands was driven by new product introductions, including Winx Club™, Pound Puppies® and Doggie Daycare™, as well as strong sales of Disney Princesses, partially offset by declines in sales of Polly Pocket!™ compared to the first quarter of 2004. Worldwide gross sales in the Wheels category declined 5%, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of the Hot Wheels® product line declined 2%, including a 2 percentage point benefit from changes in currency exchange rates, driven by double-digit sales growth in international markets, which was more than offset by a decrease in domestic sales. Worldwide gross sales of Matchbox® declined, along with sales of Tyco® R/C brands. Worldwide gross sales in the Entertainment category increased 18%, including a 3 percentage point benefit from changes in currency exchange rates. Growth in the Entertainment category was primarily driven by continued strength in male-action entertainment properties, including Robots™, Batman™ and MegaMan™, partially offset by sales declines in Yu-Gi-Oh!™.

Worldwide gross sales of Fisher-Price Brands were flat at $264.4 million in the first quarter of 2005 as compared to $264.0 million in 2004, including a benefit of 1 percentage point from changes in currency exchange rates. Worldwide sales of Core Fisher-Price® were flat, with international sales up double-digits and domestic sales down despite particularly strong performance at retail. Worldwide gross sales of Fisher-Price® Friends grew in the double-digits, driven by continued strength in Dora the Explorer™.

American Girl Brands gross sales increased 25% in the first quarter of 2005 to $67.6 million as compared to $54.1 million in the first quarter of 2004, reflecting increased sales from the January 2005 launch of the new American Girl Today® doll, Marisol™, and continued growth generated by the American Girl Place® retail stores.

Gross Profit

Gross profit, as a percentage of net sales, was 43.9% in the first quarter of 2005, compared to 45.0% in the first quarter of 2004. External cost pressures in transportation and raw material costs, reflecting the increased cost of oil, and higher royalty and obsolescence costs, mainly related to JuiceBox™, were the primary causes of the decrease in gross profit. These costs were partially offset by a modest price increase implemented in January and a benefit from changes in currency exchange rates. Mattel expects the cost pressures to continue through 2005, and this may adversely affect Mattel’s gross profit.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 11.2% of net sales in the first quarter of 2005 and 2004. Mattel expects advertising spending levels for 2005 to be fairly consistent with 2004 to support its plan to invest in the business to drive long-term performance.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $250.8 million, or 32.0% of net sales, in the first quarter of 2005 compared to $251.6 million, or 32.2% of net sales, in the first quarter of 2004. Other selling and administrative expenses benefited from lower severance charges in the first quarter of 2005 as compared to 2004. However, this benefit was partially offset by higher employee-related costs, the negative effect of changes in currency exchange rates (primarily the Euro), and the timing of charitable contributions.

Non-Operating Items

Interest expense increased from $15.2 million in the first quarter of 2004 to $17.6 million in the first quarter of 2005, largely due to higher average seasonal borrowings and higher average short-term borrowing rates, partially offset by lower long-term debt as a result of repaying $50.0 million of medium-term notes during 2004. Other non-operating (income), net was $8.9 million in the first quarter of 2005 compared to $10.0 million in the first quarter of 2004 and was mainly comprised of gains from the sale of marketable securities.

As of March 31, 2005, the pre-tax unrealized gains of marketable securities held by Mattel were $13.7 million ($8.6 million after-tax). Prospectively, management expects to periodically sell additional marketable securities.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Brands US gross sales decreased 9% in the first quarter of 2005 compared to the first quarter of 2004. Within this segment, Barbie® gross sales declined 25% and sales of Other Girls Brands increased 12% as a result of several new brand introductions, including Winx Club™, Doggie Daycare™, and Pound Puppies®. Gross sales in the Wheels category decreased double-digits as a result of sales declines across all product lines. Gross sales in the Entertainment category increased double-digits reflecting strength in male-action entertainment properties, including Batman™ and Robots™, partially offset by a decline in sales of Yu-Gi-Oh!™. Mattel Brands US segment income decreased 59% to $16.4 million in the first quarter of 2005, primarily due to lower sales volume and a decline in gross profit caused by external cost pressures, and higher royalty and obsolescence costs, mainly related to JuiceBox™.

Fisher-Price Brands US gross sales decreased 7% in the first quarter of 2005 compared to the first quarter of 2004, mainly due to a decrease in sales of Core Fisher-Price® products, reflecting declines in sales of infant and preschool products, partially offset by an increase in sales of BabyGear products. Fisher-Price Brands US segment income decreased from income of $0.9 million in the first quarter of 2004 to a loss of $1.7 million in the first quarter of 2005, primarily due to decreased sales volume and higher investment in product development.

American Girl Brands gross sales increased 25% in the first quarter of 2005 compared to the first quarter of 2004, reflecting increased sales from the January 2005 launch of the new American Girl Today® doll, Marisol™, and continued growth generated by the American Girl Place® retail stores. The American Girl Brands segment income increased from a loss of $0.3 million in the first quarter of 2004 to income of $7.8 million in the first quarter of 2005, primarily due to increased sales volume.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first quarter of 2005 versus 2004:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	4	4
Latin America	28	3
Canada	(18)	4
Asia Pacific	12	2

Total International	6	4

International gross sales increased 6% in the first quarter of 2005 compared to the first quarter of 2004, including a benefit from changes in currency exchange rates of 4 percentage points. Gross sales of Barbie® decreased 7%, including a 4 percentage point benefit from changes in currency exchange rates. Gross sales of Other Girls Brands increased 8%, including a benefit from changes in currency exchange rates of 5 percentage points, due to several new product introductions, including Winx Club™, Doggie Daycare™, and Pound Puppies®. Gross sales increased in the Wheels category, reflecting growth in Hot Wheels®, partially offset by declines in sales of Matchbox® and Tyco® R/ C vehicles. Gross sales also increased in the Entertainment category driven by increases in sales of male-action figures, including Robots™, Batman™ and MegaMan™. Fisher-Price Brands gross sales increased double-digits, including strong sales of Core Fisher-Price® products and Fisher-Price® Friends, mainly due to Dora the Explorer™. International segment income increased 43% in the first quarter of 2005 due to increased sales volume, partially offset by an increase in external cost pressures.

Income Taxes

On October 22, 2004, the American Jobs Creation Act (the “Jobs Act”) was signed into law. Among its various provisions, the Jobs Act creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-2 allows companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Jobs Act on a company’s plan for reinvestment or repatriation of unremitted foreign earnings for the purposes of applying Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting For Income Taxes. As of March 31, 2005, management had not completed its assessment of whether, or to what extent, Mattel may repatriate foreign earnings under the Jobs Act. Therefore, the statement of income for the three-months ended March 31, 2005, does not include any provision for income taxes on the cumulative balance of its unremitted foreign earnings.

Management’s plan for reinvestment and repatriation of foreign earnings under the Jobs Act was completed and approved by Robert A. Eckert, Mattel’s chief executive officer, on April 14, 2005. Mattel expects to repatriate up to approximately $2.4 billion in foreign earnings, and the corresponding tax liability is estimated to be approximately $180 million as calculated under existing law. The statement of income for the three-months ending June 30, 2005, will include a provision for income taxes on the total amount of earnings expected to be repatriated, which will occur throughout 2005. The computation of the estimated tax liability does not include the potential favorable effects of the Tax Technical Corrections Act of 2004 (the “Technical Corrections Bill”), which was introduced to the US Congress on November 22, 2004. If enacted in its current form, the Technical Corrections Bill would reduce Mattel’s computation of the estimated tax liability associated with the repatriation of foreign earnings under the Jobs Act. In addition, the estimated tax liability may be further impacted by any additional law change in the form of further guidance from the US Internal Revenue Service (“IRS”). Mattel would reflect the impact of the Technical Corrections Bill and any additional IRS guidance in the financial reporting period in which any such change in law is enacted or effective.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity for the first quarter of 2005 were cash on hand at the beginning of the year and short-term borrowings. Cash flows from operations could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Capital and Investment Framework

To guide future capital deployment decisions, with a goal of maximizing shareholder value, Mattel’s board of directors, in 2003, established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital;

•	To maintain a year-end debt-to-capital ratio of about 25%;

•	To invest approximately $180 million to $200 million in capital expenditures annually to maintain and grow the business;

•	To make strategic acquisitions consistent with Mattel’s vision of providing “the world’s premier toy brands — today and tomorrow”; and

•	To return excess funds to shareholders through dividends and share repurchases.

Over the long term, assuming cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to shareholders through cash dividends and, depending on market conditions, share repurchases. However, the ability to successfully implement the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities. There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve its targeted goals from investing activities.

Operating Activities

Cash flows used for operating activities remained relatively flat at $374.9 million in the first quarter of 2005 compared to $373.2 million in the first quarter of 2004. Cash flows used for operating activities in 2005 were driven primarily by net income and depreciation and amortization, offset by the use of cash for working capital needs.

Investing Activities

Cash flows used for investing activities in the first quarter of 2005 decreased $24.8 million to $6.5 million compared to $31.3 million in the first quarter of 2004. The decrease in cash flows used for investing activities in 2005 was mainly due to the timing of capital expenditures year-over-year, partially offset by higher proceeds from the sale of investments in 2005.

Financing Activities

Cash flows from financing activities in the first quarter of 2005 and 2004 were $12.4 million and $41.8 million respectively. The $29.4 million decrease in cash flows from financing activities in 2005 was primarily due to the repayment of short-term borrowings, partially offset by proceeds from the exercise of stock options. Mattel intends to repay its $150.0 million of 6 1/8% senior notes in July 2005 and a $38.9 million mortgage note in December 2005 upon maturity.

Seasonal Financing

Mattel’s financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when inventories are at their highest levels in anticipation of expected second half sales volume and when accounts receivable are at their highest levels due to increased sales volume, consistent with the industry taken as a whole. Mattel maintains and periodically amends or replaces a domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated in March 2005 and the expiration date of the facility was extended to March 23, 2010. All other terms and conditions of the amended facility are substantially similar to the previous facility, including the consolidated debt-to-capital and interest coverage ratios. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the first quarter of 2005. As of March 31, 2005, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.22 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 11.90 to 1 (compared to a minimum allowed of 3.50 to 1). The domestic unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the domestic unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel utilizes individual short-term credit lines with a number of banks. Mattel expects to extend these credit lines throughout 2005.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

(In millions)	March 31, 2005	March 31, 2004	Dec. 31, 2004
Receivables sold pursuant to the:
Domestic receivables facility	$60.0	$59.1	$253.4
European receivables facility	51.3	54.0	93.8
Other factoring arrangements	4.5	—	99.1

	$115.8	$113.1	$446.3

Financial Position

Mattel’s cash and equivalents at March 31, 2005 decreased $378.1 million to $778.7 million compared to year end 2004, primarily due to cash flows used for operating and investing activities. Accounts receivable, net decreased $187.7 million to $571.3 million at March 31, 2005 compared to year end 2004 due to the seasonality of collections.

The current portion of long-term debt increased $137.9 million to $188.9 million at March 31, 2005 compared to $51.0 million at March 31, 2004, primarily due to the reclassification of $150.0 million of 6 1/8% senior notes maturing in the third quarter of 2005 and a $38.9 million mortgage note maturing in the fourth quarter of 2005 from long-term debt to current portion of long-term debt, partially offset by repayment of $50.0 million of medium-term notes in 2004. Accounts payable and accrued liabilities decreased $560.0 million since year end 2004 to $669.2 million at March 31, 2005, mainly due to the payment of year end 2004 accounts payable and various accrued liability balances, including receivables collections due to bank related to the European receivables facility, incentive compensation, advertising and royalties.

A summary of Mattel’s capitalization is as follows:

(In millions, except percentage information)	March 31, 2005		March 31, 2004		Dec. 31, 2004
Medium-term notes	$400.0	13%	$400.0	13%	$400.0	13%
Senior notes	—	—	150.0	5	—	—
Other long-term debt obligations	—	—	38.9	1	—	—

Total long-term debt	400.0	13	588.9	19	400.0	13
Other long-term liabilities	239.4	8	238.1	8	243.5	8
Stockholders’ equity	2,400.9	79	2,208.3	73	2,385.8	79

	$3,040.3	100%	$3,035.3	100%	$3,029.3	100%

Total long-term debt decreased $188.9 million at March 31, 2005 compared to March 31, 2004 due to the aforementioned reclassification of $150.0 million of 6 1/8% senior notes maturing in the third quarter of 2005 and the $38.9 million mortgage note maturing in the fourth quarter of 2005 from long-term debt to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments. Stockholders’ equity increased $192.6 million since March 31, 2004, primarily as a result of income from operations, partially offset by the purchase of treasury stock during 2004 and payment of the annual dividend on common stock in the fourth quarter of 2004.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, improved from 24.3% at March 31, 2004 to 20.2% at March 31, 2005, mainly due to cash flows generated from operating activities combined with the repayment of medium-term notes, partially offset by the purchase of treasury stock and the payment of the annual dividend on common stock. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), Mattel must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and nonvested stock at the beginning of the first quarter of adoption of SFAS No. 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated.

In April 2005, the Securities Exchange Commission (“SEC”) amended Rule S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended rule, Mattel is required to adopt SFAS No. 123(R) on January 1, 2006. Mattel is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will have a material adverse effect on its results of operations and earnings per share. Mattel has not yet determined the method of adoption of SFAS No. 123(R), or whether the amounts recorded in the consolidated statements of income in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Chapter 4, “Inventory Pricing,” of Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”). Among other provisions, the statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Mattel is currently evaluating the effect that the adoption of SFAS No. 151 will have on its results of operations and financial position, but does not expect it to have a material impact.

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

	For the Three Months Ended
(In thousands)	March 31, 2005	March 31, 2004
Revenues
Domestic:
Mattel Brands US	$237,937	$262,649
Fisher-Price Brands US	169,218	182,819
American Girl Brands	67,630	54,127

Total Domestic	474,785	499,595
International	375,467	353,972

Gross sales	850,252	853,567
Sales adjustments	(67,132)	(72,623)

Net sales	$783,120	$780,944

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; increased competition; initiatives to promote revenue growth; globalization initiatives; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; operating efficiencies, including those associated with supply chain and information technology initiatives; capital and investment framework (including statements about free cash flow, seasonal working capital, debt-to-capital ratios, capital expenditures, strategic acquisitions, dividends and share repurchases); cost increases; increased advertising and promotion spending; and profitability. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time-to-time in other reports filed by Mattel with the SEC, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

Competition and New Product Introductions

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products – children – are continuously changing. The toy industry experiences significant, sudden shifts in demand caused by “hit” toys and trends, which are often unpredictable. In recent years there have been trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages and an increasing use of high technology in toys. In addition, Mattel competes with many other companies, both large and small, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current category share, and increase its category share or establish category share in new product categories, will depend on Mattel’s ability to satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of such products. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease and Mattel’s results of operations may be adversely affected.

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

Customer Concentration and Pricing

A small number of customers account for a large share of Mattel’s net sales. In 2004, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 46% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 56% of net sales. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results.

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

Adequate Supplies; Cost Increases

Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including raw materials and components. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurance that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or a significant increase in the price of one or more supplies, such as fuel and resin (which is an oil-based product) expenses, could have a material adverse effect on Mattel’s business. Cost increases as a result of shortages of materials, labor or rising wage and service costs, including expenses related to employee health plans and insurance policies, could increase the cost of Mattel’s products and result in lower sales.

Litigation and Disputes

Mattel is involved in a number of litigation matters. An unfavorable resolution of pending litigation could have a material adverse effect on Mattel’s financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of Mattel’s management regardless of the outcome. There can be no assurance that Mattel will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of litigation if it is not settled. In addition, current and future litigation, governmental proceedings, labor disputes or environmental matters could lead to increased costs or interruption of the normal business operations of Mattel.

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

Earthquakes or Other Catastrophic Events

Mattel has significant operations, including its corporate headquarters, near major earthquake faults in Southern California. Southern California has experienced earthquakes, wildfires and other natural disasters in recent years. A catastrophic event where Mattel has important operations, such as an earthquake, tsunami, flood, typhoon, fire or other natural or manmade disaster, could disrupt Mattel’s operations or those of its contractors and impair production or distribution of its products, damage inventory, interrupt critical functions or otherwise affect business negatively, harming Mattel’s results of operations.

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

Success of New Initiatives

Mattel has announced initiatives to improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands and enter new categories, develop people, and improve productivity, simplify processes and maintain customer service levels, as well as new initiatives designed to drive sales growth and improve its supply chain. Such initiatives involve complex decision making as well as extensive and intensive execution, and the success of such initiatives is not assured. Failure to successfully implement any of these initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures are related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso and Indonesian rupiah.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, Mattel’s disclosure controls and procedures were evaluated. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2005, in timely alerting them to material information relating to Mattel required to be included in Mattel’s periodic reports.

Changes in Internal Control Over Financial Reporting

Mattel made no change to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended March 31, 2005.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Litigation Related to The Learning Company, Inc. (“Learning Company”)

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

In November 2002, the parties to the federal cases negotiated and thereafter memorialized in a final settlement agreement a settlement of all the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. The court granted final approval to the settlement in September 2003, and judgments were entered accordingly. On October 9, 2003, a group of persons purporting to be members of the §14(a) class filed a notice of appeal, challenging the manner in which the $122.0 million was allocated between the §10(b) class and the §14(a) class. On April 4, 2005, the United States Court of Appeals for the Ninth Circuit heard the appeal but has not yet rendered a decision.

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleges that Fisher-Price’s PowerTouch™ system infringes a LeapFrog patent relating to an electronic learning device for teaching phonics. On April 7, 2005, the trial court issued a ruling regarding the construction of the words of the patent claim at issue. The case is set to be tried before a jury beginning on May 16, 2005. The plaintiff in this lawsuit is asserting a total damages claim of up to approximately $90 million, which could possibly be trebled if the infringement were found to be willful, and an injunction preventing the further sale of the PowerTouch™ system. Mattel and its subsidiary Fisher-Price believe the action is without merit and intend to continue to defend themselves vigorously.

Litigation Related to Carter Bryant and MGA Entertainment, Inc.

In April 2004, Mattel filed a lawsuit in Los Angeles County Superior Court against Carter Bryant (“Bryant”), a former Mattel design employee. The suit alleges that Bryant aided and assisted a Mattel competitor, MGA Entertainment, Inc. (“MGA”), during the time he was employed by Mattel, in violation of his contractual and other duties to Mattel. In September 2004, Bryant asserted counterclaims against Mattel, including counterclaims in which Bryant seeks, as a putative class action representative, to invalidate Mattel’s Confidential Information and Propriety Inventions Agreements with its employees. Mattel has moved to dismiss Bryant’s counterclaims, which motion remains pending.

In December 2004, MGA intervened as a party-defendant in Mattel’s action against Bryant, asserting that its rights to the “Bratz” property are at stake in the litigation. Mattel’s suit has been removed to the United States District Court for the Central District of California, where it is currently pending.

Separately, in November 2004, Bryant filed an action against Mattel in the United States District Court for the Central District of California. The action seeks a judicial declaration that Bryant’s purported conveyance of rights in “Bratz” was proper and that he did not misappropriate Mattel property in creating “Bratz.” Mattel has filed a motion to dismiss, which remains pending.

In April 2005, MGA filed suit against Mattel in the United States District Court for the Central District of California. MGA’s action alleges claims of trade dress infringement, trade dress dilution, false designation of origin, unfair competition and unjust enrichment. The suit alleges, among other things, that certain products, themes, packaging and/or television commercials in various Mattel product lines have infringed upon products, themes, packaging and/or television commercials for various MGA product lines, including “Bratz.” The complaint also asserts that various alleged Mattel acts with respect to unidentified retailers, distributors and licensees have damaged MGA and that various alleged acts by industry organizations, purportedly induced by Mattel, have damaged MGA.

MGA’s suit alleges that MGA has been damaged in an amount “believed to reach or exceed tens of millions of dollars” and further seeks punitive damages, disgorgement of Mattel’s profits and injunctive relief. Mattel believes the claims by Bryant and MGA are without merit and intends to vigorously defend against them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the first quarter of 2005, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

In 2003, Mattel’s board of directors initiated a share repurchase program. The amount authorized for repurchase is approved by the board of directors based on the guidelines outlined in Mattel’s capital and investment framework. From the inception of its share repurchase program through year end 2004, Mattel has repurchased 27.4 million shares of its common stock at a cost of $499.5 million.

In March 2005, the board of directors approved the repurchase of $250.0 million of Mattel’s common stock, bringing the total available for share repurchase under the program to $250.5 million as of March 31, 2005. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

During the first quarter of 2005, Mattel did not repurchase any of its common stock.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Exhibit Description

11.0*	Computation of Income per Common and Common Equivalent Share

31.0*	Certification of Principal Executive Officer dated May 4, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated May 4, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated May 4, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

*	Filed herewith.
**	Furnished herewith.
[1]	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

Date: As of May 4, 2005	By:
Douglas E. Kerner
Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)