Form 10-Q
period 2005-06-30
MATTEL INC /DE/
filed 2005-08-03
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of July 29, 2005:

403,701,710 shares

MATTEL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30, 2005 (Unaudited)	June 30, 2004 (Unaudited)	Dec. 31, 2004
ASSETS
Current Assets
Cash and equivalents	$361,929	$363,520	$1,156,835
Accounts receivable, net	692,408	622,662	759,033
Inventories	579,869	557,537	418,633
Prepaid expenses and other current assets	246,503	266,867	302,649

Total current assets	1,880,709	1,810,586	2,637,150

Property, plant and equipment, net	550,454	603,196	586,526
Goodwill	723,685	723,845	735,680
Other noncurrent assets	756,748	770,369	797,136

Total Assets	$3,911,596	$3,907,996	$4,756,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$31,268	$76,283	$28,995
Current portion of long-term debt	218,624	40,988	189,130
Accounts payable	276,237	293,426	349,159
Accrued liabilities	433,079	467,747	880,038
Income taxes payable	269,304	219,390	279,849

Total current liabilities	1,228,512	1,097,834	1,727,171

Noncurrent Liabilities
Long-term debt	370,000	588,624	400,000
Other	242,069	241,935	243,509

Total noncurrent liabilities	612,069	830,559	643,509

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,590,201	1,600,059	1,594,332
Treasury stock at cost; 37.1 million shares, 27.0 million shares and 26.0 million shares, respectively	(677,194)	(492,655)	(473,349)
Retained earnings	1,005,808	739,975	1,093,288
Accumulated other comprehensive loss	(289,169)	(309,145)	(269,828)

Total stockholders’ equity	2,071,015	1,979,603	2,385,812

Total Liabilities and Stockholders’ Equity	$3,911,596	$3,907,996	$4,756,492

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
(Unaudited; in thousands, except per share amounts)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Sales	$886,823	$804,002	$1,669,943	$1,584,946
Cost of sales	500,006	437,654	939,066	866,921

Gross Profit	386,817	366,348	730,877	718,025
Advertising and promotion expenses	93,116	84,421	180,825	171,839
Other selling and administrative expenses	265,176	238,712	515,998	490,261

Operating Income	28,525	43,215	34,054	55,925
Interest expense	19,655	16,388	37,202	31,609
Interest (income)	(12,424)	(4,144)	(24,509)	(9,040)
Other non-operating (income), net	(4,712)	(1,519)	(13,593)	(11,538)

Income Before Income Taxes	26,006	32,490	34,954	44,894
Provision for income taxes	119,993	8,935	122,434	12,346

Net Income (Loss)	$(93,987)	$23,555	$(87,480)	$32,548

Net Income (Loss) Per Common Share – Basic	$(0.23)	$0.06	$(0.21)	$0.08

Weighted average number of common shares	409,769	419,177	412,915	423,673

Net Income (Loss) Per Common Share – Diluted	$(0.23)	$0.06	$(0.21)	$0.08

Weighted average number of common and common equivalent shares	409,769	422,903	412,915	427,622

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
(Unaudited; in thousands)	June 30, 2005	June 30, 2004
Cash Flows From Operating Activities:
Net income (loss)	$(87,480)	$32,548
Adjustments to reconcile net income (loss) to net cash flows used for operating activities:
Gain on sale of investments	(17,119)	(12,933)
Net gain on sale of other property, plant and equipment	(244)	(1,055)
Depreciation	86,091	87,595
Amortization	2,237	3,291
Deferred income taxes	13,490	(1,504)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	53,320	(84,058)
Inventories	(170,879)	(179,716)
Prepaid expenses and other current assets	53,491	39,960
Accounts payable, accrued liabilities and income taxes payable	(486,362)	(402,323)
Deferred compensation and other retirement plans	(380)	3,485
Other, net	2,755	(3,702)

Net cash flows used for operating activities	(551,080)	(518,412)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(35,319)	(43,417)
Purchases of other property, plant and equipment	(24,064)	(27,645)
Payment for businesses acquired	(995)	(12,955)
Proceeds from sale of investments	27,212	18,718
Proceeds from sale of other property, plant and equipment	1,146	2,437

Net cash flows used for investing activities	(32,020)	(62,862)

Cash Flows From Financing Activities:
Short-term borrowings, net	1,931	57,047
Purchase of treasury stock	(230,744)	(255,130)
Payment of long-term debt	—	(11,319)
Proceeds from exercise of stock options	28,408	7,319
Other, net	(2,608)	(508)

Net cash flows used for financing activities	(203,013)	(202,591)

Effect of Currency Exchange Rate Changes on Cash	(8,793)	(5,296)

Decrease in Cash and Equivalents	(794,906)	(789,161)
Cash and Equivalents at Beginning of Period	1,156,835	1,152,681

Cash and Equivalents at End of Period	$361,929	$363,520

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$107,384	$48,408
Interest	39,730	34,478
Non-cash investing and financing activities:
Liability for equipment acquired	$443	$—
Asset writedowns	878	—
Liability for businesses acquired	—	1,024

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

2.	Accounts Receivable

Accounts receivable are shown net of allowances for doubtful accounts of $30.2 million (June 30, 2005), $27.2 million
(June 30, 2004), and $32.8 million (December 31, 2004).

3.	Inventories

Inventories include the following:

(In thousands)	June 30, 2005	June 30, 2004	Dec. 31, 2004
Raw materials and work in process	$61,983	$60,064	$35,546
Finished goods	517,886	497,473	383,087

	$579,869	$557,537	$418,633

4.	Property, Plant and Equipment

Property, plant and equipment, net include the following:

(In thousands)	June 30, 2005	June 30, 2004	Dec. 31, 2004
Land	$29,158	$35,175	$29,282
Buildings	251,478	259,862	252,627
Machinery and equipment	711,957	692,597	710,122
Tools, dies and molds	595,754	544,493	585,181
Capitalized leases	23,271	23,271	23,271
Leasehold improvements	107,147	103,857	106,113

	1,718,765	1,659,255	1,706,596
Less: accumulated depreciation	(1,168,311)	(1,056,059)	(1,120,070)

	$550,454	$603,196	$586,526

5.	Goodwill

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

The change in the carrying amount of goodwill by reporting unit for the six-months ended June 30, 2005, is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

(In thousands)	Dec. 31, 2004	Impact of Currency Exchange Rate Changes	June 30, 2005
Mattel Brands US Girls division	$37,566	$(2,325)	$35,241
Mattel Brands US Boys division	54,411	(181)	54,230
Fisher-Price Brands US	217,152	(455)	216,697
American Girl Brands	207,571	—	207,571
International	218,980	(9,034)	209,946

	$735,680	$(11,995)	$723,685

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

(In thousands)	June 30, 2005	June 30, 2004	Dec. 31, 2004
Deferred income taxes	$561,266	$511,415	$572,374
Identifiable intangible assets, net	21,661	24,478	22,926
Other	173,821	234,476	201,836

	$756,748	$770,369	$797,136

7.	Long-term Debt

Long-term debt consists of the following:

(In thousands)	June 30, 2005	June 30, 2004	Dec. 31, 2004
6 1/8% senior notes due July 2005	$150,000	$150,000	$150,000
Medium-term notes due 2006 to 2013	400,000	440,000	400,000
10.15% mortgage note due Dec. 2005	38,624	39,612	39,130

	588,624	629,612	589,130
Less: current portion	(218,624)	(40,988)	(189,130)

	$370,000	$588,624	$400,000

In the second half of 2004, Mattel repaid $40.0 million of medium-term notes upon maturity.

8.	Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss)	$(93,987)	$23,555	$(87,480)	$32,548
Currency translation adjustments	(15,309)	(21,271)	(35,337)	(23,724)
Minimum pension liability adjustments	651	—	651	—
Net unrealized gain on securities:
Unrealized holding gains (losses)	586	3,031	(1,484)	3,478
Reclassification adjustment for realized (gains) included in net income (loss)	(3,264)	—	(9,009)	(5,991)

	(2,678)	3,031	(10,493)	(2,513)

Net unrealized gain (loss) on derivative instruments:
Unrealized holding gains (losses)	10,179	(1,049)	18,759	(10,915)
Reclassification adjustment for realized losses included in net income (loss)	3,117	8,693	7,079	15,014

	13,296	7,644	25,838	4,099

	$(98,027)	$12,959	$(106,821)	$10,410

The components of accumulated other comprehensive loss are as follows:

(In thousands)	June 30, 2005	June 30, 2004	Dec. 31, 2004
Currency translation adjustments	$(235,129)	$(259,896)	$(199,792)
Minimum pension liability adjustments	(60,821)	(60,042)	(61,472)
Net unrealized gain on securities	5,949	30,288	16,442
Net unrealized gain (loss) on derivative instruments	832	(19,495)	(25,006)

	$(289,169)	$(309,145)	$(269,828)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures are on its net investment in subsidiaries having functional currencies denominated in the Euro, British pound sterling, Mexican peso and Indonesian rupiah. For the six-months ended June 30, 2005, currency translation adjustments resulted in a net loss of $35.3 million, with losses from the weakening of the Euro, and British pound sterling against the US dollar being partially offset by strengthening of the Mexican peso against the US dollar. For the six-months ended June 30, 2004, currency translation adjustments resulted in a net loss of $23.7 million, with losses from the weakening of the Euro, Indonesian rupiah, and Mexican peso against the US dollar being partially offset by strengthening of the British pound sterling against the US dollar.

Marketable Securities

As of June 30, 2005, Mattel had no marketable securities for which cost exceeded the fair market value of the securities. Unrealized pre-tax gains of $9.4 million ($5.9 million net of tax), $48.1 million ($30.3 million net of tax) and $26.1 million ($16.4 million net of tax) as of June 30, 2005 and 2004 and December 31, 2004, respectively, have been deferred in accumulated other comprehensive loss related to these securities.

During the second quarter of 2005, Mattel sold marketable securities for proceeds totaling $8.6 million. Mattel did not sell any marketable securities in the second quarter of 2004. For the six-months ended June 30, 2005 and 2004, proceeds from the sale of marketable securities totaled $24.2 million and $14.5 million, respectively. Gains on sales of these securities totaling
$5.2 million, net of transaction costs, were recorded in other non-operating (income), net in the consolidated statement of operations for the three-months ended June 30, 2005. Gains totaling $14.3 million and $9.5 million, net of transaction costs, were recorded in other non-operating (income), net in the consolidated statements of operations for the six-months ended

June 30, 2005 and 2004, respectively, from sales of marketable securities.

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

Management’s plan for reinvestment and repatriation of foreign earnings under the Jobs Act was completed and approved by Robert A. Eckert, Mattel’s chief executive officer, on April 14, 2005. Mattel expects to repatriate up to approximately
$2.4 billion in foreign earnings. The statements of operations for the three- and six-months ended June 30, 2005, include a provision for income taxes of $112.9 million for the total amount of earnings expected to be repatriated, which will occur throughout 2005. The computation of the income tax provision includes the favorable effects of guidance issued by the US Internal Revenue Service (“IRS”) on May 10, 2005. The tax provision may be further impacted by future law changes enacted by the US Congress or further guidance issued by the IRS. The impact of such future changes will be reflected in the financial reporting period in which any such change in law is enacted or becomes effective.

10.	Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivable and payable balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income), net in the consolidated statement of operations in the period in which the currency exchange rate changes. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction (gains)/losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Operating income	$(13,190)	$(12,348)	$(26,265)	$(25,006)
Other non-operating (income), net	861	(1,143)	2,346	(1,144)

Net transaction (gains)	$(12,329)	$(13,491)	$(23,919)	$(26,150)

11.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Research and development	$44,920	$43,154	$86,124	$83,027
Amortization of identifiable intangible assets	493	802	1,070	1,278

12.	Earnings (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.

Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices, as applicable. Diluted net (loss) per common share for the three- and six-months ended June 30, 2005, is the same as basic net (loss) per common share due to Mattel’s net loss position. Nonqualified stock options totaling 26.3 million and
28.7 million were excluded from the calculation of diluted net income per common share for the three- and six-months ended June 30, 2004, respectively, because they were anti-dilutive.

13.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 4 to the Consolidated Financial Statements in Mattel’s 2004 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service cost	$2,538	$1,800	$4,869	$3,689
Interest cost	6,135	4,971	11,552	10,414
Expected return on plan assets	(5,665)	(5,336)	(11,333)	(10,795)
Amortization of:
Prior service cost	1,110	(129)	961	(261)
Net actuarial loss	2,499	1,885	4,838	3,850

	$6,617	$3,191	$10,887	$6,897

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service cost	$32	$70	$64	$141
Interest cost	803	886	1,606	1,772
Amortization of:
Net actuarial loss	384	386	768	772

	$1,219	$1,342	$2,438	$2,685

During the three- and six-months ended June 30, 2005, Mattel made cash contributions totaling approximately $3 million and
$8 million, respectively, to its defined benefit pension and postretirement benefit plans. Mattel expects to make cash contributions totaling approximately $15 million to its defined benefit pension and postretirement benefit plans for the year ending December 31, 2005, including approximately $12 million to cover benefit payments of its unfunded plans.

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

Mattel has various stock compensation plans, which are more fully described in Note 7 to the Consolidated Financial Statements in its 2004 Annual Report on Form 10-K. In May 2005, Mattel’s stockholders approved the Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”). Upon approval of the 2005 Plan, Mattel terminated the Mattel, Inc. 1996 Stock Option Plan (the “1996 Plan”) and the Mattel 1999 Stock Option Plan (the “1999 Plan”), except with regard to grants then outstanding under the 1996 Plan and the 1999 Plan. All equity compensation grants are now being made under the 2005 Plan. Mattel applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized in the results of operations for nonqualified stock options granted under Mattel’s plans, as such options are granted at not less than the quoted market price of Mattel’s common stock on the date of grant.

Mattel has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost for nonqualified stock options been determined based on their fair value at the date of grant, consistent with the method of accounting prescribed by SFAS No. 123, Mattel’s net income (loss) and net income (loss) per common share would have been adjusted as follows:

	For the Three Months Ended		For the Six Months Ended
(In millions, except per share amounts)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss)
As reported	$(94.0)	$23.5	$(87.5)	$32.5
Pro forma compensation cost, net of tax	(5.8)	(8.6)	(12.5)	(15.1)

Pro forma net income (loss)	$(99.8)	$14.9	$(100.0)	$17.4

Income (loss) per share
Basic
As reported	$(0.23)	$0.06	$(0.21)	$0.08
Pro forma compensation cost, net of tax	(0.01)	(0.02)	(0.03)	(0.04)

Pro forma net income (loss) per common share – basic	$(0.24)	$0.04	$(0.24)	$0.04

Diluted
As reported	$(0.23)	$0.06	$(0.21)	$0.08
Pro forma compensation cost, net of tax	(0.01)	(0.02)	(0.03)	(0.04)

Pro forma net income (loss) per common share- diluted	$(0.24)	$0.04	$(0.24)	$0.04

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

In November 2002, the parties to the federal cases negotiated and thereafter memorialized in a final settlement agreement a settlement of all the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. The court granted final approval to the settlement in September 2003, and judgments were entered accordingly. On October 9, 2003, a group of persons purporting to be members of the §14(a) class filed a notice of appeal, challenging the manner in which the $122.0 million was allocated between the §10(b) class and the §14(a) class. On July 29, 2005, the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s approval of the settlement.

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleges that Fisher-Price’s PowerTouch™ system infringes a LeapFrog patent relating to an electronic learning device for teaching phonics. A 10-day trial commenced on May 16, 2005, which resulted in a deadlocked jury. As an alternative to retrying the case, the parties agreed to submit the case for decision, based on the current trial record, to the presiding judge. The parties are in the process of filing post-trial briefs, and the Court has not yet rendered a decision. The plaintiff in this lawsuit asserted a total damages claim of up to approximately $90 million, which has been reduced to approximately $58 million pursuant to rulings by the Court, and seeks an injunction preventing the further sale of the PowerTouch™ system; the damages could possibly be trebled if the infringement is found to be willful. Mattel and its subsidiary Fisher-Price believe the action is without merit and intend to continue to vigorously defend themselves.

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

Litigation Related to Cunningham

This suit was filed in September 1999 in the Circuit Court of Madison County, Illinois. The two named plaintiffs, who purchased “limited edition” Barbie® dolls, contended that Mattel’s use of the term “limited edition” on Barbie® dolls was deceptive and fraudulent to consumers (and that it constituted a breach of contract and breach of express warranty) on the grounds that the dolls were not “true” limited editions and thus are not as valuable as they would be otherwise. Originally, the plaintiffs claimed that use of the terms “special edition,” “collector’s edition” and “exclusive” on Barbie® dolls was also deceptive and fraudulent to consumers and constituted a breach of contract and breach of express warranty, but these claims were dismissed during motion practice.

In 2003, a nationwide class of “all persons who have purchased limited edition Barbie® dolls or Barbie® dolls which were described, promoted or packaged as available only in small, limited amounts” was certified based on California Business and Professions Code sections 17200 and 17500 et seq. Plaintiffs’ claims under the Illinois Consumer Fraud Act, as well as their breach of contract and breach of express warranty claims, were not certified for class action treatment. The plaintiffs claimed that the class suffered compensatory damages of at least between $100 million and $200 million, and sought punitive damages, attorneys’ fees and injunctive relief.

In January 2005, the Court issued an order decertifying the nationwide class in its entirety, without prejudice to the two named plaintiffs attempting to re-certify the class at a later date. On July 14, 2005, as a result of a settlement between Mattel and the two named plaintiffs, the Court dismissed the action with prejudice. The lawsuit was settled for an amount that was not material to Mattel’s consolidated financial information for the three- and six-months ended June 30, 2005.

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

Fisher-Price Brands — including Fisher-Price®, Little People®, Rescue Heroes®, BabyGear and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and
See ‘N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

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

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues
Domestic:
Mattel Brands US	$249,048	$224,540	$486,985	$487,189
Fisher-Price Brands US	223,725	215,874	392,943	398,693
American Girl Brands	58,803	49,142	126,433	103,269

Total Domestic	531,576	489,556	1,006,361	989,151
International	433,090	389,793	808,557	743,765

Gross sales	964,666	879,349	1,814,918	1,732,916
Sales adjustments	(77,843)	(75,347)	(144,975)	(147,970)

Net sales	$886,823	$804,002	$1,669,943	$1,584,946

Segment Income (Loss)
Domestic:
Mattel Brands US	$27,717	$33,227	$44,110	$73,599
Fisher-Price Brands US	8,244	2,924	6,552	3,829
American Girl Brands	4,030	(2,623)	11,817	(2,908)

Total Domestic	39,991	33,528	62,479	74,520
International	13,372	15,473	23,073	22,260

	53,363	49,001	85,552	96,780
Corporate and other expense	24,838	5,786	51,498	40,855

Operating income	28,525	43,215	34,054	55,925
Interest expense	19,655	16,388	37,202	31,609
Interest (income)	(12,424)	(4,144)	(24,509)	(9,040)
Other non-operating (income), net	(4,712)	(1,519)	(13,593)	(11,538)

Income before income taxes	$26,006	$32,490	$34,954	$44,894

(In thousands)	June 30, 2005	June 30, 2004	Dec. 31, 2004
Assets
Domestic:
Mattel Brands US	$288,539	$313,797	$319,351
Fisher-Price Brands US	239,431	231,565	177,508
American Girl Brands	63,288	71,571	48,128

Total Domestic	591,258	616,933	544,987
International	586,160	502,614	588,144

	1,177,418	1,119,547	1,133,131
Corporate and other	94,859	60,652	44,535

Accounts receivable and inventories, net	$1,272,277	$1,180,199	$1,177,666

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Worldwide Revenues
Mattel Brands	$563,796	$513,299	$1,078,185	$1,045,400
Fisher-Price Brands	337,270	314,614	601,654	578,612
American Girl Brands	58,803	49,142	126,433	103,269
Other	4,797	2,294	8,646	5,635

Gross sales	964,666	879,349	1,814,918	1,732,916
Sales adjustments	(77,843)	(75,347)	(144,975)	(147,970)

Net sales	$886,823	$804,002	$1,669,943	$1,584,946

17.	New Accounting Pronouncements

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

In April 2005, the US Securities and Exchange Commission amended Rule S-X to delay the effective date for compliance with
SFAS No. 123(R). Based on the amended rule, Mattel is required to adopt SFAS No. 123(R) on January 1, 2006. Mattel is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will have a material adverse effect on its results of operations and earnings per share. Mattel has not yet determined the method of adoption of

SFAS No. 123(R), or whether the amounts recorded in the consolidated statements of operations in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

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

Fisher-Price Brands — including Fisher-Price®, Little People®, Rescue Heroes®, BabyGear and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and See ‘N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands — including American Girl Today®, The American Girls Collection® and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

Management believes that the business environment for Mattel in 2005 will be similar to that of 2004. Mattel expects to continue facing challenges both domestically and internationally as retailers continue to rationalize stores and tightly manage inventory. In the first half of 2005, Mattel has experienced cost pressures in the areas of product costs, including oil-based resin, transportation costs, and employee-related costs, and management believes Mattel will continue to encounter cost pressures in these areas for at least the remainder of 2005. The recent revaluation of the Chinese yuan is not expected to have a significant impact on Mattel’s results of operations.

Management has established three overarching goals for 2005. The first goal is to drive sales growth by continuing the invigoration of the Barbie® brand, while maintaining growth in all of its core brands by continuing to develop innovative toys. Management’s principal strategies for driving sales growth are as follows: (i) focusing on its core brands and core markets; (ii) aligning more effectively with growing retail customers by building closer partnerships with these customers around the world; and (iii) investing in developing markets, expanding its presence in categories in which Mattel does not currently have an extensive presence, and growing alternative channels. Additionally, Mattel plans to pursue additional licensing arrangements and strategic partnerships to extend its portfolio of brands into areas outside of traditional toys.

The second goal is to continue rationalizing manufacturing and vendor sourcing to reduce the cost of manufacturing, purchasing and distributing Mattel’s products, and improve Mattel’s cost structure by gaining further efficiencies in the supply chain through implementation of new spend management and e-procurement policies, procedures and information systems.

The third goal is to continue to create long-term shareholder value by generating strong cash flow and deploying it in a disciplined and opportunistic manner as outlined in Mattel’s capital and investment framework.

Results of Operations

Second Quarter

Consolidated Results

Net sales for the second quarter of 2005 were $886.8 million, a 10% increase as compared to $804.0 million in 2004, including a benefit from changes in currency exchange rates of 2 percentage points. Net loss for the second quarter of 2005 was $94.0 million, or $0.23 per diluted share, as compared to net income of $23.5 million, or $0.06 per diluted share, for the second quarter of 2004. The net loss for the second quarter of 2005 included income tax expense of $112.9 million related to the repatriation of unremitted foreign earnings under the American Jobs Creation Act (the “Jobs Act”). See “Income Taxes” for further discussion.

Gross profit, as a percentage of net sales, declined from 45.6% in 2004 to 43.6% in 2005. External cost pressures, including higher transportation and raw material costs, and higher sales of lower margin products were the primary causes of the decline in gross profit. These costs were partially offset by a modest price increase implemented in January 2005 and a benefit from changes in currency exchange rates. The net loss in the second quarter of 2005 was impacted by the aforementioned income tax expense and lower gross profit margins, partially offset by higher sales volume. Net income in the second quarter of 2004 was impacted by a $4.4 million charge from the integration of the Matchbox® and Tyco® R/C business located in New Jersey into the Hot Wheels® business in California and external cost pressures in areas such as employee-related costs and insurance, which were partially offset by net favorable legal settlements totaling $10.1 million.

The following table provides a summary of Mattel’s consolidated results for the second quarter of 2005 and 2004:

	For the Three Months Ended
(In millions, except percentage and basis point information)	June 30, 2005		June 30, 2004		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$886.8	100.0%	$804.0	100.0%	10%

Gross profit	$386.8	43.6%	$366.3	45.6%	6%	(200)
Advertising and promotion expenses	93.1	10.5	84.4	10.5	10%	—
Other selling and administrative expenses	265.2	29.9	238.7	29.7	11%	20

Operating income	28.5	3.2	43.2	5.4	-34%	(220)
Interest expense	19.6	2.2	16.4	2.0	20%	20
Interest (income)	(12.4)	(1.4)	(4.1)	(0.5)
Other non-operating (income), net	(4.7)	(0.5)	(1.5)	(0.1)

Income before income taxes	$26.0	2.9%	$32.4	4.0%	-20%	(110)

Sales

Net sales for the second quarter of 2005 increased 10% to $886.8 million, including a benefit from changes in currency exchange rates of 2 percentage points. Gross sales within the US increased 9% as compared to 2004 and accounted for 55% of consolidated gross sales in 2005 compared to 56% in 2004. In 2005, gross sales in international markets increased 11% compared to 2004, including a benefit from changes in currency exchange rates of 5 percentage points.

Worldwide gross sales of Mattel Brands increased 10% in the second quarter of 2005 to $563.8 million, including a 3 percentage point benefit from changes in currency exchange rates. Domestic gross sales increased 10%, and international gross sales increased 10%, including a 5 percentage point benefit from changes in currency exchange rates. Worldwide gross sales for Barbie® declined 4% from 2004, including a 2 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Barbie® declined 6%, and international gross sales of Barbie® declined 3%, including a 4 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Other Girls Brands increased double-digits driven by new product introductions, including
Disney Princesses, Winx Club™, Furryville™ and Pound Puppies®. Worldwide gross sales in the Wheels category increased 4%, including a 3 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of the Hot Wheels® product line increased 5%, including a 3 percentage point benefit from changes in currency exchange rates. Worldwide gross sales in the Entertainment category increased 27%, including a 4 percentage point benefit from changes in currency exchange rates. Growth in the Entertainment category was primarily driven by strong sales of Batman™ products due to the movie release in June 2005 and the Scene It?® game, partially offset by declines in sales of the Yu-Gi-Oh!™ and Harry Potter™ properties.

Worldwide gross sales of Fisher-Price Brands increased 7% in the second quarter of 2005 to $337.3 million, including a 1 percentage point benefit from changes in currency exchange rates. Worldwide sales of Core Fisher-Price® increased 5%, including a 2 percentage point benefit from changes in currency exchange rates, reflecting strong growth in international sales driven by continued success in the Infant and BabyGear product lines.

Worldwide gross sales of Fisher-Price® Friends increased 22%, including a 1 percentage point benefit from changes in currency exchange rates, due to continued strength of the Dora the Explorer™ property.

American Girl Brands gross sales increased 20% in the second quarter of 2005 to $58.8 million, reflecting continued success of the new American Girl Today® doll, Marisol™, which was launched in January, and continued strong performance of the American Girl Place® retail stores.

Gross Profit

Gross profit, as a percentage of net sales, was 43.6% in the second quarter of 2005, compared to 45.6% in the second quarter of 2004. External cost pressures, including higher transportation and raw material costs, and higher sales of lower margin products were the primary causes of the decline in gross profit. These costs were partially offset by a modest price increase implemented in January 2005 and a benefit from changes in currency exchange rates. Mattel expects the cost pressures to continue through 2005, and this may adversely affect Mattel’s gross profit. Management remains committed to at least partially offsetting the cost pressures through continuous improvement initiatives aimed at driving costs out of the sourcing and distribution networks.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 10.5% of net sales in the second quarter of 2005 compared to 2004. Mattel expects advertising spending levels for 2005, as a percentage of net sales, to be fairly consistent with 2004 to support its plan to invest in the business to drive long-term performance.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $265.2 million, or 29.9% of net sales, in the second quarter of 2005 compared to $238.7 million, or 29.7% of net sales, in the second quarter of 2004. Other selling and administrative expenses benefited from lower severance charges in the second quarter of 2005 as compared to 2004. However, this benefit was offset in 2005 by higher employee-related costs and the negative effect of changes in currency exchange rates on overhead costs, and net favorable legal settlements in 2004, which were not repeated in 2005.

Non-Operating Items

Interest expense increased from $16.4 million in the second quarter of 2004 to $19.6 million in the second quarter of 2005, mainly due to higher average short-term borrowing rates, partially offset by lower long-term debt as a result of the repayment of
$40.0 million of medium-term notes during 2004. Interest (income) increased $8.3 million from second quarter 2004 to $12.4 million in the second quarter of 2005, mainly due to higher returns earned on short-term investments and higher invested cash balances. Other non-operating (income), net was $4.7 million in the second quarter of 2005, compared to $1.5 million in the second quarter of 2004, and was mainly comprised of gains from the sale of marketable securities.

As of June 30, 2005, the pre-tax unrealized gains on marketable securities held by Mattel were $9.4 million ($5.9 million after-tax). Prospectively, management expects to periodically sell additional marketable securities.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Brands US gross sales increased 10% in the second quarter of 2005 compared to the second quarter of 2004. Within this segment, Barbie® gross sales declined 6% and sales of Other Girls Brands increased double-digits as a result of several new brand introductions, including Disney Princesses, Furryville™ and Pound Puppies®. Gross sales in the Wheels category increased 4%. Gross sales in the Entertainment category increased double-digits driven by strong sales of Batman™ products due to the movie release in June 2005 and the Scene It?® game, partially offset by sales declines in the Yu-Gi-Oh!™ and Harry Potter™ properties. Mattel Brands US segment income decreased 17% to $27.7 million in the second quarter of 2005, primarily due to lower gross profit margins, caused by external cost pressures and higher royalty costs, which were partially offset by the modest price increase implemented in January 2005, and higher employee-related costs.

Fisher-Price Brands US gross sales increased 4% in the second quarter of 2005 compared to the second quarter of 2004, mainly due to increased sales of Fisher-Price® Friends, driven by continued success of the Dora the Explorer™ property. Fisher-Price Brands US segment income increased to $8.2 million in the second quarter of 2005, compared to $2.9 million in the second quarter of 2004, driven by increased sales volume and improved gross profit.

American Girl Brands gross sales increased 20% in the second quarter of 2005 to $58.8 million, reflecting continued success of the new American Girl Today® doll, Marisol™, and continued strong performance of the American Girl Place® retail stores. American Girl Brands segment income increased from a loss of $2.6 million in the second quarter of 2004 to income of $4.0 million in the second quarter of 2005, primarily due to increased sales volume and improved gross profit.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the second quarter of 2005 versus 2004:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	8	3
Latin America	32	8
Canada	2	6
Asia Pacific	6	6

Total International	11	5

International gross sales increased 11% in the second quarter of 2005 compared to the second quarter of 2004, including a benefit from changes in currency exchange rates of 5 percentage points. Gross sales of Barbie®

decreased 3%, including a 4 percentage point benefit from changes in currency exchange rates. Gross sales of Other Girls Brands increased double-digits due to several new product introductions, including Winx Club™, Pound Puppies® and Disney Princesses. Gross sales increased in the Wheels category, reflecting growth in Hot Wheels®, partially offset by declines in sales of Tyco® R/C and Matchbox® vehicles. Gross sales in the Entertainment category increased double-digits, driven by strong sales of Batman™ products due to the movie release in June 2005, partially offset by sales declines in the Harry Potter™ and Yu-Gi-Oh!™ properties. Fisher-Price Brands gross sales increased double-digits, resulting from strong sales of Core Fisher-Price® products, including Infant and BabyGear product lines, and Fisher-Price® Friends, mainly due to the Dora the Explorer™ property. International segment income decreased 14% to $13.4 million in the second quarter of 2005 due to reduced gross profit margins and higher employee-related costs, partially offset by an increase in sales volume.

Results of Operations - First Half

Consolidated Results

Net sales for the first half of 2005 were $1.67 billion, a 5% increase compared to $1.58 billion in the first half of 2004, including a benefit from changes in currency exchange rates of 2 percentage points. Net loss for the first half of 2005 was $87.5 million, or
$0.21 per diluted share, as compared to net income of $32.5 million, or $0.08 per diluted share, for the first half of 2004. The net loss for the first half of 2005 included income tax expense of $112.9 million related to the repatriation of unremitted foreign earnings under the Jobs Act. See “Income Taxes” for further discussion.

Gross profit, as a percentage of net sales, declined from 45.3% in 2004 to 43.8% in 2005. External cost pressures in transportation and raw materials costs, sales of lower margin products, and higher obsolescence and royalty costs were the primary causes of the decline in gross profit, as a percentage of net sales. These costs were partially offset by a modest price increase implemented in January 2005 and a benefit from changes in currency exchange rates. For the first half of 2004, profitability was negatively impacted by a pre-tax charge of $15.2 million, primarily related to the elimination of approximately 260 positions as a result of headcount reductions at certain domestic and international locations, and integration of the Matchbox® and Tyco® R/C business located in New Jersey into the Hot Wheels® business in California, partially offset by net favorable legal settlements totaling $10.1 million and gains on the sale of investments.

The following table provides a summary of the consolidated results for the first half of 2005 and 2004:

	For the Six Months Ended
(In millions, except percentage and basis point information)	June 30, 2005		June 30, 2004		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,669.9	100.0%	$1,584.9	100.0%	5%

Gross profit	$730.8	43.8%	$718.0	45.3%	2%	(150)
Advertising and promotion expenses	180.8	10.8	171.8	10.9	5%	(10)
Other selling and administrative expenses	516.0	30.9	490.3	30.9	5%	—

Operating income	34.0	2.1	55.9	3.5	-39%	(140)
Interest expense	37.2	2.2	31.6	2.0	18%	20
Interest (income)	(24.5)	(1.4)	(9.0)	(0.6)
Other non-operating (income), net	(13.6)	(0.8)	(11.5)	(0.7)

Income before income taxes	$34.9	2.1%	$44.8	2.8%	-22%	(70)

Sales

Worldwide gross sales for the first half of 2005 increased 5% compared to the first half of 2004, including a 2 percentage point benefit from changes in currency exchange rates. Gross sales in the US increased 2% and accounted for 55% of consolidated gross sales in 2005 compared to 57% in 2004. Gross sales for the first half of 2005 in international markets increased 9% compared to 2004, including a 5 percentage point benefit from changes in currency exchange rates.

Worldwide gross sales of Mattel Brands in the first half of 2005 increased 3% to $1.08 billion, including a 2 percentage point benefit from changes in currency exchange rates. Domestic gross sales were flat and international gross sales increased 6%, including a benefit from changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Barbie® declined 10% from 2004, including a 2 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Barbie® decreased 16% and international gross sales of Barbie® decreased 5%, including a 4 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Other Girls Brands increased double-digits as a result of new product introductions, including
Disney Princesses, Winx Club™, Pound Puppies®, Doggie Daycare™ and Furryville™. Worldwide gross sales in the Wheels category decreased 1% compared to 2004, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of the Hot Wheels® product line increased 2%, including a 3 percentage point benefit from changes in currency exchange rates. Worldwide gross sales in the Entertainment category increased 23% compared to 2004, primarily driven by continued strength in male-action properties, including Batman™, Robots™ and MegaMan™, partially offset by sales declines of the Yu-Gi-Oh!™ and
Harry Potter™ properties.

Worldwide gross sales of Fisher-Price Brands in the first half of 2005 compared to the first half of 2004 increased 4% to
$601.7 million, including a benefit of 2 percentage points from changes in currency exchange rates. International gross sales grew double-digits, while sales in the US decreased in the low single-digits. The increase in international sales over 2004 was mainly attributable to sales growth in Infant and BabyGear lines and double-digit growth in Fisher-Price® Friends, including continued strength of the Dora the Explorer™ property.

American Girl Brands gross sales increased 22% in the first half of 2005 over the first half of 2004 to $126.4 million, reflecting increased sales from the January 2005 launch of the new American Girl Today® doll, Marisol™, and continued strong performance by the American Girl Place® retail stores.

Gross Profit

Gross profit, as a percentage of net sales, was 43.8% in the first half of 2005, compared to 45.3% in the first half of 2004. External cost pressures in transportation and raw materials costs, sales of lower margin products, and higher obsolescence and royalty costs were the primary causes of the decline in gross profit, as a percentage of net sales. These costs were partially offset by a modest price increase implemented in January 2005 and a benefit from changes in currency exchange rates.

Advertising and Promotion Expenses

Advertising and promotion expense was 10.8% of net sales in the first half of 2005 compared to 10.9% in the first half of 2004.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $516.0 million, or 30.9% of net sales, in the first half of 2005, compared to
$490.3 million, or 30.9% of net sales, in the first half of 2004. Other selling and administrative expenses benefited in the first half of 2005 from lower severance charges as compared to 2004. However, this benefit was offset by higher employee-related costs, the negative effect of changes in currency exchange rates on overhead costs, the timing of charitable contributions and net favorable legal settlements in 2004, which were not repeated in 2005.

Non-Operating Items

Interest expense increased from $31.6 million in the first half of 2004 to $37.2 million in the first half of 2005, due to higher average short-term borrowing rates, partially offset by lower long-term debt as a result of the repayment of $40.0 million of medium-term notes during 2004. Interest (income) for the first half of 2005 totaled $24.5 million, an increase of $15.5 million over the first half of 2004, primarily due to higher returns earned on short-term investments and higher invested cash balances

Business Segment Results

Domestic Segment

Mattel Brands US gross sales were flat in the first half of 2005 compared to the first half of 2004. Within this segment, gross sales of Barbie® declined 16%, and sales of Other Girls Brands increased double-digits as a result of several new brand introductions, including Disney Princesses, Furryville™, Pound Puppies® and Doggie Daycare™. Gross sales in the Wheels category decreased 6%. Gross sales in the Entertainment category increased double-digits reflecting strength in the male-action entertainment properties, including Batman™, and Robots™, partially offset by declines in sales of the Yu-Gi-Oh!™ and Harry Potter™ properties. Mattel Brands US segment income decreased 40% to $44.1 million in the first half of 2005, primarily due to a decline in gross profit caused by external cost pressures, higher royalty and obsolescence costs, and higher employee-related costs.

Fisher-Price Brands US gross sales decreased 2% in the first half of 2005 compared to 2004 due to a decrease in sales of Core Fisher-Price® products, offset by an increase in Fisher-Price® Friends, mainly Dora the Explorer™ products. Fisher-Price Brands US segment income increased from $3.8 million in the first half of 2004 to $6.6 million in the first half of 2005, primarily due to improved gross profit.

Gross sales of American Girl Brands increased 22% in the first half of 2005 over the first half of 2004 to $126.4 million, reflecting increased sales from the January 2005 launch of the new American Girl Today® doll, Marisol™, and continued strength of the American Girl Place® retail stores. American Girl Brands segment income improved from a loss of $2.9 million in the first half of 2004 to income of $11.8 million in the first half of 2005, driven by increased sales volume and improved gross profit.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first half of 2005 versus the first half of 2004:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	6	4
Latin America	31	6
Canada	(7)	5
Asia Pacific	8	4

Total International	9	5

International segment gross sales increased 9% in the first half of 2005 compared to the first half of 2004, which included a benefit from changes in currency exchange rates of 5 percentage points. Gross sales of Barbie® decreased 5%, including a benefit from changes in currency exchange rates of 4 percentage points. Gross sales in the Other Girls Brands increased double-digits driven by new product introductions, including Winx Club™, Pound Puppies®, Doggie Daycare™ and Disney Princesses. Gross sales in the Wheels category increased single-digits in the first half of 2005 compared to the first half of 2004, mainly due to double-digit growth in Hot Wheels® products. Gross sales in the Entertainment category increased double-digits in the first half of 2005 compared to the first half of 2004, primarily due to strong sales in male-action properties including Batman™, Robots™ and Megaman™, and the Scene It?® game, partially offset by sales declines in the Harry Potter™ and Yu-Gi-Oh!™ properties. Fisher-Price Brands gross sales increased 16%, including a benefit from changes in currency exchange rates of 4 percentage points, due to strong growth in Core Fisher-Price® products, including BabyGear and Fisher-Price® Friends. International segment income increased 4% in the first half of 2005 compared to the first half of 2004 as result of increased sales volume, partially offset by an increase in external cost pressures and higher employee-related costs.

Income Taxes

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

Management’s plan for reinvestment and repatriation of foreign earnings under the Jobs Act was completed and approved by
Robert A. Eckert, Mattel’s chief executive officer, on April 14, 2005. Mattel expects to repatriate up to approximately $2.4 billion in foreign earnings. Management has identified several qualified uses for reinvestment of the foreign earnings repatriated under the Jobs Act, including employee compensation, hiring and training, research and development costs, and advertising and promotion expenses. Management believes that Mattel’s aggregate spending in these areas will satisfy the reinvestment spending requirements outlined in the safe harbor provision of the Jobs Act.

The statements of operations for the three- and six-months ended June 30, 2005, include a provision for income taxes of
$112.9 million for the total amount of earnings expected to be repatriated, which will occur throughout 2005. The computation of the income tax provision includes the favorable effects of guidance issued by the US Internal Revenue Service (“IRS”) on May 10, 2005. The tax provision may be further impacted by future law changes enacted by the US Congress or further guidance issued by the IRS. The impact of such future changes will be reflected in the financial reporting period in which any such change in law is enacted or becomes effective.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity for the first half of 2005 were cash on hand at the beginning of the year and short-term borrowings. Cash flows from operations could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Capital and Investment Framework

To guide future capital deployment decisions, with a goal of maximizing shareholder value, Mattel’s board of directors, in 2003, established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital;

•	To maintain a year-end debt-to-total capital ratio of approximately 25%;

•	To invest approximately $180 million to $200 million in capital expenditures annually to maintain and grow the business;

•	To make strategic acquisitions consistent with Mattel’s vision of providing “the world’s premier toy brands - today and tomorrow”; and

•	To return excess funds to shareholders through dividends and share repurchases.

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

The repatriation of foreign earnings under the Jobs Act does not change management’s view of Mattel’s capital and investment framework. The movement of cash into the US from offshore may allow Mattel to reduce its seasonal working capital borrowings in the US and will provide Mattel with greater flexibility to fund activities in other areas in accordance with its capital and investment framework.

Operating Activities

Cash flows used for operating activities was $551.1 million in the first half of 2005, an increase of $32.7 million compared to the first half of 2004.

Investing Activities

Cash flows used for investing activities in the first half of 2005 was $32.0 million compared to $62.9 million in the first half of 2004. The decrease in cash flows used for investing activities in 2005 was mainly due to reduced payment for businesses acquired compared to 2004, the timing of capital expenditures year-over-year and increased proceeds from the sale of investments in 2005.

Financing Activities

Cash flows used for financing activities in the first half of 2005 and 2004 were substantially unchanged at $203.0 million and
$202.6 million, respectively. As compared to the first half of 2004, Mattel reduced its short-term borrowings and spent less on share repurchases in 2005, which were partially offset by increased cash received from the exercise of employee stock options. Mattel repaid its $150.0 million of 6 1/8% senior notes in July 2005 upon maturity, and intends to repay a $38.6 million mortgage note in December 2005 upon maturity.

Seasonal Financing

Mattel’s financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when inventories are at their highest levels in anticipation of expected second half sales volume and when accounts receivable are at their highest levels due to increased sales volume, consistent with the industry taken as a whole. Mattel maintains and periodically amends or replaces a domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated in March 2005 and the expiration date of the facility was extended to March 23, 2010. All other terms and conditions of the amended facility are substantially similar to the previous facility, including the consolidated debt-to-capital and interest coverage ratios. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the second quarter of 2005. As of June 30, 2005, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.25 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 11.39 to 1 (compared to a minimum allowed of 3.50 to 1). The domestic unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the domestic unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

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

Mattel International Holdings B.V., a company incorporated in the Netherlands, Mattel France S.A.S., a company incorporated in France, and Mattel GmbH, a company incorporated in Germany, each of which is a subsidiary of Mattel, and Societe Generale Bank Nederland N.V. are parties to a Master Agreement for the Transfer of Receivables establishing a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to Societe Generale Bank Nederland N.V. As with the domestic receivables facility, each sale of accounts receivable is recorded on Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European trade receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Bank Nederland N.V. and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH effective June 24, 2005, the commitment termination date for the European trade receivables facility was extended to June 23, 2006.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

(In millions)	June 30, 2005	June 30, 2004	Dec. 31, 2004
Receivables sold pursuant to the:
Domestic receivables facility	$59.2	$58.9	$253.4
European receivables facility	50.4	56.2	93.8
Other factoring arrangements	10.7	12.5	99.1

	$120.3	$127.6	$446.3

Financial Position

Mattel’s cash and equivalents at June 30, 2005 decreased $794.9 million to $361.9 million compared to year end 2004, primarily due to cash flows used for operating, investing and financing activities, including the repurchase of shares of its common stock at a cost of $230.7 million. Accounts receivable, net decreased $66.6 million to $692.4 million at June 30, 2005 compared to year end 2004 due to the seasonality of collections.

Accounts payable and accrued liabilities decreased $519.9 million to $709.3 million at June 30, 2005 compared to year end 2004 due to payment of year end 2004 accounts payable and various accrued liability balances, including receivables collections due to bank related to the European trade receivables facility, incentive compensation, advertising and royalties. The current portion of long-term debt increased $177.6 million to $218.6 million at June 30, 2005 compared to $41.0 million at June 30, 2004, primarily due to the reclassification of the following items from long-term debt to current portion of long-term debt: $150.0 million of 6 1/8% senior notes, which were due and repaid upon maturity in July 2005, a $38.6 million mortgage note maturing in the fourth quarter of 2005, and $30.0 million of medium-term notes maturing in May 2006, partially offset by repayment of $40.0 million of medium-term notes in the fourth quarter of 2004.

A summary of Mattel’s capitalization is as follows:

(In millions, except percentage information)	June 30, 2005		June 30, 2004		Dec. 31, 2004
Medium-term notes	$370.0	14%	$400.0	14%	$400.0	13%
Senior notes	—	—	150.0	5	—	—
Other long-term debt obligations	—	—	38.6	1	—	—

Long-term debt	370.0	14	588.6	20	400.0	13
Other noncurrent liabilities	242.1	9	241.9	9	243.5	8
Stockholders’ equity	2,071.0	77	1,979.6	71	2,385.8	79

	$2,683.1	100%	$2,810.1	100%	$3,029.3	100%

Long-term debt decreased $218.6 million at June 30, 2005 compared to June 30, 2004 due to the aforementioned reclassification of debt maturing in the next twelve months from long-term debt to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments. Stockholders’ equity increased $91.4 million since June 30, 2004, primarily as a result of income from operations, partially offset by the purchase of $236.5 million of treasury stock during 2005 and payment of the annual dividend on common stock in the fourth quarter of 2004. Stockholders’ equity decreased $314.8 million since year end 2004, primarily due to share repurchases, net loss and the impact of currency translation adjustments, partially offset by cash received from exercise of employee stock options and improvements in other comprehensive (loss).

Mattel’s debt-to-total capital ratio, including short-term borrowings and current portion of long-term debt, improved from 26.3% at June 30, 2004 to 23.0% at June 30, 2005, mainly due to cash flows generated from operating activities combined with the repayment of medium-term notes, partially offset by share repurchases and the payment of the annual dividend on common stock. Mattel’s objective is to continue to maintain a year-end debt-to-total capital ratio of approximately 25%.

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

In April 2005, the US Securities and Exchange Commission (“SEC”) amended Rule S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended rule, Mattel is required to adopt SFAS No. 123(R) on January 1, 2006. Mattel is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will have a material adverse effect on its results of operations and earnings per share. Mattel has not yet determined the method of adoption of SFAS No. 123(R), or whether the amounts recorded in the consolidated statements of operations in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

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

A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues
Domestic:
Mattel Brands US	$249,048	$224,540	$486,985	$487,189
Fisher-Price Brands US	223,725	215,874	392,943	398,693
American Girl Brands	58,803	49,142	126,433	103,269

Total Domestic	531,576	489,556	1,006,361	989,151
International	433,090	389,793	808,557	743,765

Gross sales	964,666	879,349	1,814,918	1,732,916
Sales adjustments	(77,843)	(75,347)	(144,975)	(147,970)

Net sales	$886,823	$804,002	$1,669,943	$1,584,946

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; increased competition; initiatives to promote revenue growth; globalization initiatives; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; operating efficiencies; capital and investment framework (including statements about free cash flow, seasonal working capital, debt-to-total capital ratios, capital expenditures, strategic acquisitions, dividends and share repurchases); cost increases; advertising and promotion spending; and profitability. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time-to-time in other reports filed by Mattel with the SEC, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

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

Adequate Supplies; Cost Increases

Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including raw materials and components. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurance that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or a significant increase in the price of one or more supplies, such as fuel and resin (which is an oil-based product) expenses, could have a material adverse effect on Mattel’s business. Cost increases, whether resulting from shortages of materials or otherwise, including but not limited to rising costs of materials, transportation, services and labor (including but not limited to wages, expenses related to employee health plans and insurance policies) could impact the gross profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions and other factors, there can be no assurance that Mattel will be able to offset any such increased costs by adjusting the prices of its products. Increases in prices of Mattel’s products could result in lower sales.

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

Success of New Initiatives

Mattel has announced initiatives to improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands and enter new categories, develop people, and improve productivity, simplify processes and maintain customer service levels, as well as new initiatives designed to drive sales growth, manage costs and improve its supply chain. Such initiatives involve complex decision making as well as extensive and intensive execution, and the success of such initiatives is not assured. Failure to successfully implement any of these initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures are related to its net investment in subsidiaries having functional currencies denominated in the Euro, British pound sterling, Mexican peso and Indonesian rupiah.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, Mattel’s disclosure controls and procedures were evaluated. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2005, in timely alerting them to material information relating to Mattel required to be included in Mattel’s periodic reports.

Changes in Internal Control Over Financial Reporting

Mattel made no change to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended June 30, 2005.

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

In November 2002, the parties to the federal cases negotiated and thereafter memorialized in a final settlement agreement a settlement of all the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. The court granted final approval to the settlement in September 2003, and judgments were entered accordingly. On October 9, 2003, a group of persons purporting to be members of the §14(a) class filed a notice of appeal, challenging the manner in which the $122.0 million was allocated between the §10(b) class and the §14(a) class. On July 29, 2005, the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s approval of the settlement.

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleges that Fisher-Price’s PowerTouch™ system infringes a LeapFrog patent relating to an electronic learning device for teaching phonics. A 10-day trial commenced on May 16, 2005, which resulted in a deadlocked jury. As an alternative to retrying the case, the parties agreed to submit the case for decision, based on the current trial record, to the presiding judge. The parties are in the process of filing post-trial briefs, and the Court has not yet rendered a decision. The plaintiff in this lawsuit asserted a total damages claim of up to approximately $90 million, which has been reduced to approximately $58 million pursuant to rulings by the Court, and seeks an injunction preventing the further sale of the PowerTouch™ system; the damages could possibly be trebled if the infringement is found to be willful. Mattel and its subsidiary Fisher-Price believe the action is without merit and intend to continue to vigorously defend themselves.

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

Litigation Related to Cunningham

This suit was filed in September 1999 in the Circuit Court of Madison County, Illinois. The two named plaintiffs, who purchased “limited edition” Barbie® dolls, contended that Mattel’s use of the term “limited edition” on Barbie® dolls was deceptive and fraudulent to consumers (and that it constituted a breach of contract and breach of express warranty) on the grounds that the dolls were not “true” limited editions and thus are not as valuable as they would be otherwise. Originally, the plaintiffs claimed that use of the terms “special edition,” “collector’s edition” and “exclusive” on Barbie® dolls was also deceptive and fraudulent to consumers and constituted a breach of contract and breach of express warranty, but these claims were dismissed during motion practice.

In 2003, a nationwide class of “all persons who have purchased limited edition Barbie® dolls or Barbie® dolls which were described, promoted or packaged as available only in small, limited amounts” was certified based on California Business and Professions Code sections 17200 and 17500 et seq. Plaintiffs’ claims under the Illinois Consumer Fraud Act, as well as their breach of contract and breach of express warranty claims, were not certified for class action treatment. The plaintiffs claimed that the class suffered compensatory damages of at least between $100 million and $200 million, and sought punitive damages, attorneys’ fees and injunctive relief.

In January 2005, the Court issued an order decertifying the nationwide class in its entirety, without prejudice to the two named plaintiffs attempting to re-certify the class at a later date. On July 14, 2005, as a result of a settlement between Mattel and the two named plaintiffs, the Court dismissed the action with prejudice. The lawsuit was settled for an amount that was not material to Mattel’s consolidated financial information for the three- and six-months ended June 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the second quarter of 2005, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

In 2003, Mattel’s board of directors initiated a share repurchase program. The amount authorized for repurchase is approved by the board of directors based on the guidelines outlined in Mattel’s capital and investment framework. From the inception of its share repurchase program through year end 2004, Mattel had repurchased 27.4 million shares of its common stock at a cost of
$499.5 million.

In March 2005, the board of directors approved the repurchase of an additional $250.0 million of Mattel’s common stock. During the second quarter of 2005, Mattel repurchased 12.9 million common shares at a cost of $236.5 million. As of June 30, 2005,
$13.8 million was available under the current authorization for share repurchase. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

During the second quarter of 2005, Mattel repurchased its common stock in the open market as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	5,341,700	$18.46	5,341,700	$151,782,438
May 1 – May 31	5,120,100	18.16	5,120,100	$58,825,270
June 1 – June 30	2,465,700	18.24	2,465,700	$13,845,350

Total	12,927,500	$18.30	12,927,500	$13,845,350

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Mattel was held on May 19, 2005. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of management’s nominees for directors as listed in the proxy statement were elected pursuant to the process described in the proxy statement, with the number of votes cast as follows:

Name of Nominee	Votes “FOR”	Votes Withheld From This Nominee	Votes Withheld From All Nominees
Eugene P. Beard	311,058,999	43,702,850	3,212,068
Michael J. Dolan	353,133,984	1,627,865	3,212,068
Robert A. Eckert	352,801,012	1,960,837	3,212,068
Tully M. Friedman	351,534,671	3,227,179	3,212,068
Dr. Andrea L. Rich	311,205,034	43,556,816	3,212,068
Ronald L. Sargent	306,528,173	48,233,676	3,212,068
Christopher A. Sinclair	353,111,283	1,650,566	3,212,068
G. Craig Sullivan	311,214,748	43,547,101	3,212,068
John L. Vogelstein	310,289,203	44,472,646	3,212,068
Kathy Brittain White	354,436,723	352,126	3,212,068

The proposal to ratify the selection of PricewaterhouseCoopers LLP as Mattel’s independent registered public accounting firm for the year ending December 31, 2005, was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
350,048,548	5,782,617	2,142,753	—

The proposal to approve the Mattel, Inc. 2005 Equity Compensation Plan was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
199,596,797	110,676,879	7,292,541	40,407,701

A stockholder proposal regarding “golden parachute vote provision” was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
220,981,937	89,347,886	7,236,393	40,407,701

A stockholder proposal regarding certain reports by the board of directors was defeated by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
18,941,445	230,597,021	68,027,751	40,407,701

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Exhibit Description
11.0*	Computation of Income per Common and Common Equivalent Share

31.0*	Certification of Principal Executive Officer dated August 3, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated August 3, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated August 3, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

99.0*	Form of Grant Agreement for Annual Grants to Outside Directors of Non-Qualified Stock Options under the 2005 Equity Compensation Plan

99.1*	Form of Grant Agreement for Annual Grants to Outside Directors of Restricted Stock Units with Dividend Equivalents under the 2005 Equity Compensation Plan

*	Filed herewith.

**	Furnished herewith.

[1]	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

Date: As of August 3, 2005	By:
Douglas E. Kerner Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)