Form 10-Q
period 2005-09-30
MATTEL INC /DE/
filed 2005-11-03
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of October 31, 2005:

403,816,283 shares

MATTEL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2005 (Unaudited)	September 30, 2004 (Unaudited)	December 31, 2004
ASSETS
Current Assets
Cash and equivalents	$173,801	$331,140	$1,156,835
Accounts receivable, net	1,262,412	1,220,526	759,033
Inventories	725,868	666,515	418,633
Prepaid expenses and other current assets	264,715	287,407	302,649

Total current assets	2,426,796	2,505,588	2,637,150

Property, plant and equipment, net	538,224	596,904	586,526
Goodwill	721,444	723,860	735,680
Other noncurrent assets	715,057	686,468	797,136

Total Assets	$4,401,521	$4,512,820	$4,756,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$89,271	$89,236	$28,995
Current portion of long-term debt	88,361	191,013	189,130
Accounts payable	447,626	394,828	349,159
Accrued liabilities	621,611	665,993	880,038
Income taxes payable	262,454	240,872	279,849

Total current liabilities	1,509,323	1,581,942	1,727,171

Noncurrent Liabilities
Long-term debt	350,000	438,361	400,000
Other	259,372	244,489	243,509

Total noncurrent liabilities	609,372	682,850	643,509

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,589,420	1,598,460	1,594,332
Treasury stock at cost; 37.5 million shares, 26.6 million shares and 26.0 million shares, respectively	(685,702)	(485,091)	(473,349)
Retained earnings	1,231,147	995,805	1,093,288
Accumulated other comprehensive loss	(293,408)	(302,515)	(269,828)

Total stockholders’ equity	2,282,826	2,248,028	2,385,812

Total Liabilities and Stockholders’ Equity	$4,401,521	$4,512,820	$4,756,492

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
(Unaudited; in thousands, except per share amounts)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Sales	$1,666,145	$1,667,461	$3,336,088	$3,252,407
Cost of sales	904,888	870,807	1,843,954	1,737,728

Gross Profit	761,257	796,654	1,492,134	1,514,679
Advertising and promotion expenses	191,607	192,088	372,432	363,927
Other selling and administrative expenses	260,850	243,710	776,848	733,971

Operating Income	308,800	360,856	342,854	416,781
Interest expense	16,842	20,847	54,044	52,456
Interest (income)	(4,280)	(5,238)	(28,789)	(14,278)
Other non-operating (income), net	(15,101)	(5,872)	(28,694)	(17,410)

Income Before Income Taxes	311,339	351,119	346,293	396,013
Provision for income taxes	86,000	95,289	208,434	107,635

Net Income	$225,339	$255,830	$137,859	$288,378

Net Income Per Common Share – Basic	$0.56	$0.62	$0.34	$0.69

Weighted average number of common shares	403,743	414,592	409,824	420,624

Net Income Per Common Share – Diluted	$0.55	$0.61	$0.33	$0.68

Weighted average number of common and common equivalent shares	407,222	417,962	413,945	424,431

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
(Unaudited; in thousands)	September 30, 2005	September 30, 2004
Cash Flows From Operating Activities:
Net income	$137,859	$288,378
Adjustments to reconcile net income to net cash flows used for operating activities:
Gain on sale of investments	(31,935)	(21,750)
Net gain on sale of other property, plant and equipment	(2,712)	(532)
Depreciation	126,536	131,439
Amortization	3,273	4,527
Deferred income taxes	60,378	57,183
(Decrease) increase from changes in assets and liabilities:
Accounts receivable, net	(514,173)	(671,766)
Inventories	(313,706)	(279,328)
Prepaid expenses and other current assets	37,687	20,527
Accounts payable, accrued liabilities and income taxes payable	(136,683)	(86,575)
Other, net	4,470	8,831

Net cash flows used for operating activities	(629,006)	(549,066)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(54,170)	(68,480)
Purchases of other property, plant and equipment	(38,853)	(40,910)
Payment for businesses acquired	(1,495)	(12,955)
Proceeds from sale of investments	48,361	31,695
Proceeds from sale of other property, plant and equipment	7,991	6,560

Net cash flows used for investing activities	(38,166)	(84,090)

Cash Flows From Financing Activities:
Short-term borrowings, net	59,087	69,153
Purchase of treasury stock	(249,886)	(255,130)
Payment of long-term debt	(150,000)	(11,286)
Proceeds from exercise of stock options	32,372	12,625
Other, net	(2,871)	(771)

Net cash flows used for financing activities	(311,298)	(185,409)

Effect of Currency Exchange Rate Changes on Cash	(4,564)	(2,976)

Decrease in Cash and Equivalents	(983,034)	(821,541)
Cash and Equivalents at Beginning of Period	1,156,835	1,152,681

Cash and Equivalents at End of Period	$173,801	$331,140

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$159,816	$63,894
Interest	52,208	48,243
Non-cash investing and financing activities:
Liability for equipment acquired	$443	$2,369
Asset writedowns	(878)	(4,951)
Liability for businesses acquired	—	1,024

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

Accounts receivable are shown net of allowances for doubtful accounts of $27.0 million (September 30, 2005), $29.8 million (September 30, 2004), and $32.8 million (December 31, 2004).

3.	Inventories

Inventories include the following:

(In thousands)	September 30, 2005	September 30, 2004	December 31, 2004
Raw materials and work in process	$51,153	$55,303	$35,546
Finished goods	674,715	611,212	383,087

	$725,868	$666,515	$418,633

4. Property, Plant and Equipment Property, plant and equipment, net include the following:
(In thousands)	September 30, 2005	September 30, 2004	December 31, 2004
Land	$28,974	$35,272	$29,282
Buildings	235,446	261,370	252,627
Machinery and equipment	720,599	692,162	710,122
Tools, dies and molds	607,140	561,607	585,181
Capitalized leases	23,271	23,271	23,271
Leasehold improvements	108,789	103,955	106,113

	1,724,219	1,677,637	1,706,596
Less: accumulated depreciation	(1,185,995)	(1,080,733)	(1,120,070)

	$538,224	$596,904	$586,526

5.	Goodwill

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

The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2005 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

(In thousands)	December 31, 2004	Impact of Currency Exchange Rate Changes	September 30, 2005
Mattel Brands US Girls division	$37,566	$(2,814)	$34,752
Mattel Brands US Boys division	54,411	(219)	54,192
Fisher-Price Brands US	217,152	(550)	216,602
American Girl Brands	207,571	—	207,571
International	218,980	(10,653)	208,327

	$735,680	$(14,236)	$721,444

In the third quarter of 2005, Mattel performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired.

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

(In thousands)	September 30, 2005	September 30, 2004	December 31, 2004
Deferred income taxes	$517,248	$459,500	$572,374
Identifiable intangible assets, net	21,003	23,808	22,926
Other	176,806	203,160	201,836

	$715,057	$686,468	$797,136

7.	Accrued Liabilities

Accrued liabilities include the following:

(In thousands)	September 30, 2005	September 30, 2004	December 31, 2004
Advertising and promotion	$120,157	$153,662	$95,291
Other	501,454	512,331	784,747

	$621,611	$665,993	$880,038

8.	Long-term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2005	September 30, 2004	December 31, 2004
6 1/8% senior notes due July 2005	$—	$150,000	$150,000
Medium-term notes due 2006 to 2013	400,000	440,000	400,000
10.15% mortgage note due November 2005	38,361	39,374	39,130

	438,361	629,374	589,130
Less: current portion	(88,361)	(191,013)	(189,130)

	$350,000	$438,361	$400,000

In the fourth quarter of 2004, Mattel repaid $40.0 million of medium-term notes upon maturity. In July 2005, Mattel repaid $150 million of 6 1/8% Senior Notes upon maturity.

In October 2005, Mattel Asia Pacific Sourcing Limited (“MAPS”), a wholly-owned subsidiary of Mattel, entered into a commitment letter with Bank of America N.A. (“Bank of America”) and Banc of America Securities LLC, regarding the arrangement and syndication of senior credit facilities in the maximum aggregate principal amount of $325.0 million (“MAPS senior credit facilities”). The MAPS senior credit facilities, which will be guaranteed by Mattel, will consist of a $225.0 million term loan facility and a $100.0 million revolving credit facility and will mature on the third anniversary of the closing date. The closing date for the establishment of the MAPS senior credit facilities is anticipated to occur on or before December 30, 2005.

9.	Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income	$225,339	$255,830	$137,859	$288,378
Currency translation adjustments	(753)	13,261	(36,090)	(10,463)
Minimum pension liability adjustments	1,163	—	1,814	—

Net unrealized gain (loss) on securities:
Unrealized holding gains (losses)	1,289	(6,363)	(195)	(2,885)
Reclassification adjustment for realized (gains) included in net income	(7,238)	(5,548)	(16,247)	(11,539)

	(5,949)	(11,911)	(16,442)	(14,424)

Net unrealized gain (loss) on derivative instruments:
Unrealized holding gains (losses)	770	(3,808)	19,529	(14,723)
Reclassification adjustment for realized losses included in net income	530	9,088	7,609	24,102

	1,300	5,280	27,138	9,379

	$221,100	$262,460	$114,279	$272,870

The components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30, 2005	September 30, 2004	December 31, 2004
Currency translation adjustments	$(235,882)	$(246,635)	$(199,792)
Minimum pension liability adjustments	(59,658)	(60,042)	(61,472)
Net unrealized gain on securities	—	18,377	16,442
Net unrealized gain (loss) on derivative instruments	2,132	(14,215)	(25,006)

	$(293,408)	$(302,515)	$(269,828)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures are on its net investment in subsidiaries having functional currencies denominated in the Euro, British pound sterling, Mexican peso and Indonesian rupiah. For the nine months ended September 30, 2005, currency translation adjustments resulted in a net loss of $36.1 million, with losses from the weakening of the Euro and British pound sterling against the US dollar being partially offset by strengthening of the Mexican peso against the US dollar. For the nine months ended September 30, 2004, currency translation adjustments resulted in a net loss of $10.5 million, with losses from the weakening of the Euro, Indonesian rupiah, and Mexican peso against the US dollar being partially offset by strengthening of the British pound sterling against the US dollar.

Marketable Securities

As of September 30, 2005, Mattel held no marketable securities. Unrealized pre-tax gains on marketable securities of $29.2 million ($18.4 million net of tax) and $26.1 million ($16.4 million net of tax) as of September 30, 2004 and December 31, 2004, respectively, were deferred in accumulated other comprehensive loss.

During the third quarter of 2005, Mattel sold marketable securities for proceeds totaling $17.8 million. For the nine months ended September 30, 2005 and 2004, proceeds from the sale of marketable securities totaled $42.0 million and $28.2 million, respectively. Gains on sales of these securities totaling $11.5 million and $8.8 million, net of transaction costs, were recorded in other non-operating (income), net in the consolidated statement of operations for the three months ended September 30, 2005 and 2004. Gains totaling $25.8 million and $18.3 million, net of transaction costs, were recorded in other non-operating (income), net in the consolidated statements of operations for the nine months ended September 30, 2005 and 2004, respectively, from sales of marketable securities.

10.	Income Taxes

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

Management’s plan for reinvestment and repatriation of foreign earnings under the Jobs Act was completed and approved by Robert A. Eckert, Mattel’s chief executive officer, on April 14, 2005. Mattel expects to repatriate up to approximately $2.4 billion in foreign earnings. The statement of operations for the nine months ended September 30, 2005 includes a provision for income taxes of $112.9 million for the total amount of earnings expected to be repatriated, which will occur throughout 2005. The tax provision may be further impacted by future law changes enacted by the US Congress or further guidance issued by the Internal Revenue Service (“IRS”). The impact of such future changes will be reflected in the financial reporting period in which any such change in law is enacted or becomes effective.

11.	Foreign Currency Transaction Gains and Losses

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

Currency transaction (gains)/losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Operating (income)	$(11,936)	$(13,114)	$(38,201)	$(38,120)
Other non-operating (income), net	(130)	661	2,216	(483)

Net transaction (gains)	$(12,066)	$(12,453)	$(35,985)	$(38,603)

12.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Research and development	$46,707	$43,320	$132,831	$126,347
Amortization of identifiable intangible assets	667	679	1,737	1,957

On October 10, 2005, Mattel announced the consolidation of its Mattel Brands and Fisher-Price Brands divisions into one division. The creation of the new “Mattel Brands” division will result in the consolidation of management and support functions. Severance and other costs associated with management changes made in the fourth quarter will impact the results of the fourth quarter of 2005.

13.	Earnings Per Share

Basic income per common share is computed by dividing reported net income by the weighted average number of common shares outstanding during each period.

Diluted income per common share is computed by dividing reported net income by the weighted average number of common shares and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices, as applicable. Nonqualified stock options totaling 28.2 million and 26.4 million were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2005, respectively, because they were anti-dilutive. Nonqualified stock options totaling 23.5 million and 26.6 million were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2004, respectively, because they were anti-dilutive.

14.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 4 to the Consolidated Financial Statements in Mattel’s 2004 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$2,422	$1,868	$7,291	$5,556
Interest cost	5,735	5,089	17,287	15,503
Expected return on plan assets	(5,647)	(5,292)	(16,980)	(16,087)
Amortization of:
Prior service cost	482	(129)	1,443	(390)
Net actuarial loss	2,469	1,958	7,307	5,809

Net periodic benefit cost	5,461	3,494	16,348	10,391
Settlement	(1,238)	—	(1,238)	—

Net benefit cost	$4,223	$3,494	$15,110	$10,391

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$26	$(50)	$90	$91
Interest cost	827	781	2,433	2,553
Amortization of:
Net actuarial loss	362	352	1,130	1,124

Net benefit cost	$1,215	$1,083	$3,653	$3,768

During the three and nine months ended September 30, 2005, Mattel made cash contributions totaling approximately $3 million and $11 million, respectively, to its defined benefit pension and postretirement benefit plans. Mattel expects to make cash contributions totaling approximately $15 million to its defined benefit pension and postretirement benefit plans for the year ending December 31, 2005, including approximately $12 million to cover benefit payments of its unfunded plans.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law on December 8, 2003. On May 19, 2004, the FASB issued Staff Position 106-2 (“FSP 106-2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance as to how employers who sponsor post-65 prescription drug benefits should recognize the impact of the Medicare Act. Applying the guidance in FSP 106-2, Mattel, with the assistance of its outside actuaries, determined that the prescription drug benefits provided to certain retirees under one of its postretirement benefit plans are actuarially equivalent to the benefits provided under Medicare Part D, and that Mattel will be eligible to receive a federal subsidy beginning in 2006. On July 1, 2004, Mattel adopted the provisions of FSP 106-2 and reduced its accumulated postretirement benefit obligation by $7.6 million in recognition of the actuarial impact of the subsidy on benefits attributed to prior service. Mattel’s net periodic benefit cost for fiscal year 2004 was reduced by $1.0 million in the areas of interest cost ($0.5 million) and amortization of net actuarial loss ($0.5 million). On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Medicare Act, which did not result in a significant valuation change.

15.	Stock-Based Compensation

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

Mattel applies the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock compensation plans. Accordingly, no compensation cost has been recognized in the results of operations for nonqualified stock options granted under Mattel’s plans, as such options are granted at not less than the quoted market price of Mattel’s common stock on the date of grant.

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

	For the Three Months Ended		For the Nine Months Ended
(In millions, except per share amounts)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income
As reported	$225.3	$255.8	$137.9	$288.4
Pro forma compensation cost, net of tax	(7.1)	(9.6)	(19.6)	(24.7)

Pro forma net income	$218.2	$246.2	$118.3	$263.7

Income per share
Basic
As reported	$0.56	$0.62	$0.34	$0.69
Pro forma compensation cost, net of tax	(0.02)	(0.02)	(0.05)	(0.06)

Pro forma net income per common share – basic	$0.54	$0.60	$0.29	$0.63

Diluted
As reported	$0.55	$0.61	$0.33	$0.68
Pro forma compensation cost, net of tax	(0.01)	(0.02)	(0.04)	(0.06)

Pro forma net income per common share – diluted	$0.54	$0.59	$0.29	$0.62

The pro forma amounts shown above are not indicative of the pro forma effect in future periods primarily because of differences in grant date valuation assumptions, and the number and timing of options granted varies from period to period.

16.	Contingencies

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

In November 2002, the parties to the federal cases negotiated and thereafter memorialized in a final settlement agreement a settlement of all the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. The court granted final approval to the settlement in September 2003, and judgments were entered accordingly. On October 9, 2003, a group of persons purporting to be members of the §14(a) class filed a notice of appeal, challenging the manner in which the $122.0 million was allocated between the §10(b) class and the §14(a) class. On July 29, 2005, the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s approval of the settlement. At the end of October 2005, the appellant filed a petition for writ of certiorari before the United States Supreme Court.

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleges that Fisher-Price’s PowerTouch™ system infringes a LeapFrog patent relating to an electronic learning device for teaching phonics. A 10-day trial commenced on May 16, 2005, which resulted in a deadlocked jury. As an alternative to retrying the case, the parties agreed to submit the case for decision, based on the current trial record, to the presiding judge. The parties have filed their post-trial briefs, and the Court has not yet rendered a decision. The plaintiff in this lawsuit asserted a total damages claim of up to approximately $90 million, which has been reduced to approximately $58 million pursuant to rulings by the Court, and seeks an injunction preventing the further sale of the PowerTouch™ system; the damages could possibly be trebled if the infringement is found to be willful. Mattel and its subsidiary Fisher-Price believe the action is without merit and intend to continue to vigorously defend themselves.

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

In January 2005, the Court issued an order decertifying the nationwide class in its entirety, without prejudice to the two named plaintiffs attempting to re-certify the class at a later date. On July 14, 2005, as a result of a settlement between Mattel and the two named plaintiffs, the Court dismissed the action with prejudice. The lawsuit was settled for an amount that was not material to Mattel’s consolidated financial information for the three and nine months ended September 30, 2005.

17.	Segment Information

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Brands US, Fisher-Price Brands US and American Girl Brands.

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Brands – including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Harry Potter™, Yu-Gi-Oh!™, Batman™, Justice League™, MegaMan™ and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands – including Fisher-Price®, Little People®, Rescue Heroes®, BabyGear and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and See ‘N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands – including American Girl Today®, The American Girls Collection® and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

The International segment sells products in all toy categories, except American Girl Brands. Mattel does not currently expect that the recent consolidation of its Mattel Brands and Fisher-Price Brands divisions will change its reportable segments.

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

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues
Domestic:
Mattel Brands US	$439,215	$503,874	$926,200	$991,063
Fisher-Price Brands US	500,020	480,607	892,963	879,300
American Girl Brands	69,051	61,393	195,484	164,662

Total Domestic	1,008,286	1,045,874	2,014,647	2,035,025
International	796,735	759,687	1,605,292	1,503,452

Gross sales	1,805,021	1,805,561	3,619,939	3,538,477
Sales adjustments	(138,876)	(138,100)	(283,851)	(286,070)

Net sales	$1,666,145	$1,667,461	$3,336,088	$3,252,407

Segment Income (Loss)
Domestic:
Mattel Brands US	$99,243	$134,220	$143,353	$207,819
Fisher-Price Brands US	89,252	95,334	95,804	99,163
American Girl Brands	5,858	2,144	17,675	(764)

Total Domestic	194,353	231,698	256,832	306,218
International	133,695	137,592	156,768	159,852

	328,048	369,290	413,600	466,070
Corporate and other expense	19,248	8,434	70,746	49,289

Operating income	308,800	360,856	342,854	416,781
Interest expense	16,842	20,847	54,044	52,456
Interest (income)	(4,280)	(5,238)	(28,789)	(14,278)
Other non-operating (income), net	(15,101)	(5,872)	(28,694)	(17,410)

Income before income taxes	$311,339	$351,119	$346,293	$396,013

(In thousands)	September 30, 2005	September 30, 2004	December 31, 2004
Assets
Domestic:
Mattel Brands US	$429,764	$478,561	$319,351
Fisher-Price Brands US	428,709	413,563	177,508
American Girl Brands	94,771	85,791	48,128

Total Domestic	953,244	977,915	544,987
International	977,705	871,703	588,144

	1,930,949	1,849,618	1,133,131
Corporate and other	57,331	37,423	44,535

Accounts receivable and inventories, net	$1,988,280	$1,887,041	$1,177,666

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30. 2004
Worldwide Revenues
Mattel Brands	$1,005,007	$1,060,945	$2,083,192	$2,106,345
Fisher-Price Brands	727,409	683,072	1,329,063	1,261,684
American Girl Brands	69,051	61,393	195,484	164,662
Other	3,554	151	12,200	5,786

Gross sales	1,805,021	1,805,561	3,619,939	3,538,477
Sales adjustments	(138,876)	(138,100)	(283,851)	(286,070)

Net sales	$1,666,145	$1,667,461	$3,336,088	$3,252,407

18.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), Mattel must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the time of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation cost be recorded for all unvested stock options and nonvested stock at the beginning of the first quarter of adoption of SFAS No. 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated.

In April 2005, the Securities Exchange Commission amended Rule S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended rule, Mattel is required to adopt SFAS No. 123(R) on January 1, 2006. Mattel is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will have a material adverse effect on its results of operations and earnings per share. Mattel has not yet determined whether the amounts recorded in the consolidated statements of operations in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Brands – including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Harry Potter™, Yu-Gi-Oh!™, Batman™, Justice League™, MegaMan™ and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands – including Fisher-Price®, Little People®, Rescue Heroes®, BabyGear and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and See ‘N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands – including American Girl Today®, The American Girls Collection® and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

On October 10, 2005, Mattel announced the consolidation of its Mattel Brands and Fisher-Price Brands divisions into one division. The creation of the new “Mattel Brands” division, which will result in the consolidation of management and support functions, is expected to more effectively and efficiently leverage Mattel’s scale and will preserve the natural marketing and design groups that are empowered to create and market toys based on gender and age segments. These changes are consistent with Mattel’s ongoing strategy to build brands, cut costs and develop people in a streamlined organization that is focused on scale, innovation and execution.

Management believes that the business environment for Mattel in 2005 will be similar to that of 2004. Mattel expects to continue facing challenges both domestically and internationally as retailers continue to rationalize stores and tightly manage inventory. In the first nine months of 2005, sales increases across much of Mattel’s portfolio have been partially offset by declines in the Barbie® brand. Additionally, Mattel has experienced cost pressures in the areas of product costs, including oil-based resin, the impact of the recent strengthening of the Chinese yuan against the US dollar, transportation costs, and employee-related costs. Management believes that, for at least the remainder of 2005, Mattel will continue to encounter a challenging retail environment, along with cost pressures, and the possibility of continued sales declines in the Barbie® brand.

Mattel’s objective is to continue to create long-term shareholder value by generating strong cash flow and deploying it in a disciplined and opportunistic manner as outlined in Mattel’s capital and investment framework. To achieve this objective management has established two overarching goals. The first goal is to drive sales growth by reinvigorating the Barbie® brand, while maintaining growth in other core brands by continuing to develop innovative toys. Management’s principal strategies for driving sales growth are as follows: (i) focusing on its core brands and core markets; (ii) aligning more effectively with growing retail customers by building closer partnerships with these customers around the world; and (iii) investing in developing markets, expanding its presence in categories in which Mattel does not currently have an extensive presence, and growing alternative sales channels.

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

Results of Operations

Third Quarter

Consolidated Results

Sales increases across much of Mattel’s portfolio, Hot Wheels®, Fisher-Price®, and American Girl®, as well as key contributions from Entertainment properties such as Batman™, Dora the Explorer™ and the Disney Princesses line, were offset by declines in the Barbie® brand. Net sales for the third quarter of 2005 were flat at $1.67 billion, as compared to 2004, including a benefit from changes in currency exchange rates of 1 percentage point. Net income for the third quarter of 2005 was $225.3 million, or $0.55 per diluted share, as compared to net income of $255.8 million, or $0.61 per diluted share, for the third quarter of 2004. Gross profit, as a percentage of net sales, declined from 47.8% in 2004 to 45.7% in 2005. External cost pressures were the primary cause of the decline in gross profit, including higher raw material, transportation, and royalty costs. Gross profit for the quarter was also negatively impacted by higher sales of lower margin products. These factors were partially offset by a modest price increase implemented in January 2005 and a benefit from changes in currency exchange rates.

The following table provides a summary of Mattel’s consolidated results for the third quarter of 2005 and 2004:

(In millions, except percentage and basis point information)	For the Three Months Ended
	September 30, 2005		September 30, 2004		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,666.1	100.0%	$1,667.5	100.0%	0%

Gross profit	$761.3	45.7%	$796.7	47.8%	-4%	(210)
Advertising and promotion expenses	191.6	11.5	192.1	11.5	0%
Other selling and administrative expenses	260.9	15.7	243.7	14.7	7%	100

Operating income	308.8	18.5	360.9	21.6	-14%	(310)
Interest expense	16.8	1.0	20.8	1.3	-19%	(30)
Interest (income)	(4.3)	(0.3)	(5.2)	(0.3)	-18%	—
Other non-operating (income), net	(15.0)		(5.8)

Income before income taxes	$311.3	18.7%	$351.1	21.1%	-11%	(240)

Sales

Net sales for the third quarter of 2005 were flat at $1.67 billion, as compared to 2004, including a benefit from changes in currency exchange rates of 1 percentage point. Gross sales within the US decreased 4% as compared to 2004 and accounted for 56% of consolidated gross sales in 2005 compared to 58% in 2004. In 2005, gross sales in international markets increased 5% compared to 2004, including a benefit from changes in currency exchange rates of 3 percentage points.

Worldwide gross sales of Mattel Brands decreased 5% in the third quarter of 2005 to $1.01 billion, including a 2 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Mattel Brands decreased 13%, and international gross sales of Mattel Brands increased 2%, including a 3 percentage point benefit from changes in currency exchange rates. Worldwide gross sales for Barbie® declined 18% from 2004, including a 1 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Barbie® declined 30%, and international gross sales of Barbie® declined 8%, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Other Girls Brands increased double-digits primarily driven by sales of Disney Princesses, Winx Club™, Pound Puppies®, and large dolls, including Little Mommy™ and Teen Trends™.

Worldwide gross sales in the Wheels category increased 4%, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of the Hot Wheels® product line increased 8%, including a 3 percentage point benefit from changes in currency exchange rates. Worldwide gross sales in the Entertainment category decreased 7%, including a 2 percentage point benefit from changes in currency exchange rates. While worldwide sales of Batman™ products continued to be strong during the third quarter, the Entertainment category was negatively impacted by sales declines in Yu-Gi-Oh!™ worldwide, and JuiceBox™ in the US.

Worldwide gross sales of Fisher-Price Brands increased 6% in the third quarter of 2005 to $727.4 million. Worldwide sales of Core Fisher-Price® were flat as compared to 2004, reflecting strong growth in international sales driven by continued success in the Infant and BabyGear product lines, offset by declines in domestic sales as shipments lagged strong performance at retail. Worldwide gross sales of Fisher-Price® Friends increased 21%, including a 1 percentage point benefit from changes in currency exchange rates, due to continued strength of the Dora the Explorer™ property.

American Girl Brands gross sales increased 12% in the third quarter of 2005 to $69.1 million, reflecting continued success of the new American Girl Today® doll, Marisol™, which was launched in January 2005, and continued strong performance of the American Girl Place® retail stores.

Gross Profit

Gross profit, as a percentage of net sales, was 45.7% in the third quarter of 2005, compared to 47.8% in the third quarter of 2004. External cost pressures in transportation and raw material costs, sales of lower margin products, including shifts in sales volume from Barbie® products to other products, and higher royalty costs were the primary causes of the decline in gross profit. These factors were partially offset by a modest price increase implemented in January 2005 and a benefit from changes in currency exchange rates. Mattel expects the cost pressures to continue throughout the remainder of 2005, and this may adversely affect Mattel’s gross profit. Management remains committed to at least partially offsetting the cost pressures through continuous improvement initiatives aimed at driving costs out of the sourcing and distribution networks.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 11.5% of net sales in the third quarter of 2005 compared to 2004. Mattel expects advertising spending levels for 2005, as a percentage of net sales, to be fairly consistent with 2004 to support its plan to invest in the business to drive long-term performance.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $260.9 million, or 15.7% of net sales, in the third quarter of 2005 compared to $243.7 million, or 14.7% of net sales, in the third quarter of 2004. Other selling and administrative expenses was negatively impacted by higher employee-related costs, as well as continued investments in product design and development and emerging international markets.

Non-Operating Items

Interest expense decreased from $20.8 million in the third quarter of 2004 to $16.8 million in the third quarter of 2005, mainly due to lower short-term and long-term debt, resulting from the repayment of $40.0 million of medium-term notes during the fourth quarter of 2004 and $150.0 million of 6 1/8 senior notes in July 2005, and a reduction of commercial paper borrowings, partially offset by higher average short-term borrowing rates. Other non-operating (income), net was $15.0 million in the third quarter of 2005, compared to $5.8 million in the third quarter of 2004, and was mainly comprised of gains from the sale of marketable securities. As of September 30, 2005, Mattel held no marketable securities.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Brands US gross sales decreased 13% in the third quarter of 2005 compared to the third quarter of 2004. Within this segment, Barbie® gross sales declined 30% and sales of Other Girls Brands increased double-digits driven primarily by increased sales of Disney Princesses and large dolls including Little Mommy™ and Teen Trends™. Gross sales in the Wheels category increased slightly. Gross sales in the Entertainment category decreased double digits driven by decreased sales of Yu-Gi-Oh!™ and JuiceBox™, partially offset by strong sales of Batman™ products. Mattel Brands US segment income decreased from $134.2 million to $99.2 million in the third quarter of 2005, primarily due to sales declines, lower gross profit caused by external cost pressures, sales of lower margin products and higher royalty costs, which were partially offset by the modest price increase implemented in January 2005, and higher employee-related costs.

Fisher-Price Brands US gross sales increased 4% in the third quarter of 2005 compared to the third quarter of 2004, mainly due to increased sales of Fisher-Price® Friends, driven by continued success of the Dora the Explorer™ property. Fisher-Price Brands US segment income decreased to $89.3 million in the third quarter of 2005, compared to $95.3 million in the third quarter of 2004, primarily due to lower gross profit margins caused by external cost pressures, which were partially offset by the modest price increase implemented in January 2005 and increased sales volume.

American Girl Brands gross sales increased 12% in the third quarter of 2005 to $69.1 million, reflecting continued success of the new American Girl Today® doll, Marisol™, which was launched in January 2005, and continued strong performance of the American Girl Place® retail stores. American Girl Brands segment income increased from $2.1 million in the third quarter of 2004 to $5.9 million in the third quarter of 2005, primarily due to increased sales volume and improved gross profit margins.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the third quarter of 2005 versus 2004:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	(3)	—
Latin America	29	10
Canada	—	6
Asia Pacific	1	4

Total International	5	3

International gross sales increased 5% in the third quarter of 2005 compared to the third quarter of 2004, including a benefit from changes in currency exchange rates of 3 percentage points. Gross sales of Barbie® decreased 8%, including a 2 percentage point benefit from changes in currency exchange rates. Gross sales of Other Girls Brands increased double-digits primarily driven by increased sales of Disney Princesses, Winx Club™, Pound Puppies®, and large dolls including Little Mommy™ and Teen Trends™. Gross sales increased in the Wheels category, reflecting growth in Hot Wheels® and Matchbox®, partially offset by declines in sales of Tyco® R/C. Gross sales in the Entertainment category increased double digits, driven by strong sales of Batman™ products due to the movie release in June 2005, partially offset by sales declines of the Yu-Gi-Oh!™ properties. Fisher-Price Brands gross sales increased 12%, including a benefit from changes in currency exchange rates of 2 percentage points, resulting from strong sales of Fisher-Price® Friends, mainly due to the Dora the Explorer™ property, and Core Fisher-Price® products, including Infant and BabyGear product lines. International segment income decreased 3% to $133.7 million in the third quarter of 2005 due to a decrease in gross profit margins and higher employee-related costs, partially offset by an increase in sales volume and benefits from changes in currency exchange rates.

Results of Operations

First Nine Months

Consolidated Results

Sales increases across much of Mattel’s portfolio for the first nine months of 2005 were partially offset by declines in the Barbie® brand. Net sales for the first nine months of 2005 were $3.34 billion, a 3% increase compared to $3.25 billion in the first nine months of 2004, including a benefit from changes in currency exchange rates of 2 percentage points. Net income for the first nine months of 2005 was $137.9 million, or $0.33 per diluted share, as compared to net income of $288.4 million, or $0.68 per diluted share, for the first nine months of 2004. The net income for the first nine months of 2005 included income tax expense of $112.9 million related to the repatriation of unremitted foreign earnings under the Jobs Act. See “Income Taxes” for further discussion. Gross profit, as a percentage of net sales, declined from 46.6% in 2004 to 44.7% in 2005. External cost pressures in transportation and raw materials costs, sales of lower margin products, and higher obsolescence and royalty costs were the primary causes of the decline in gross profit. These factors were partially offset by a modest price increase implemented in January 2005 and a benefit from changes in currency exchange rates. For the first nine months of 2004, profitability was negatively impacted by a pre-tax charge of $15.2 million, primarily related to the elimination of approximately 285 positions as a result of headcount reductions at certain domestic and international locations, and integration of the Matchbox® and Tyco® R/C business located in New Jersey into the Hot Wheels® business in California, partially offset by net favorable legal settlements.

The following table provides a summary of the consolidated results for the first nine months of 2005 and 2004:

	For the Nine Months Ended
(In millions, except percentage and basis point information)	September 30, 2005		September 30, 2004		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$3,336.1	100.0%	$3,252.4	100.0%	3%

Gross profit	$1,492.1	44.7%	$1,514.7	46.6%	-1%	(190)
Advertising and promotion expenses	372.4	11.2	363.9	11.2	2%	—
Other selling and administrative expenses	776.8	23.2	734.0	22.6	6%	60

Operating income	342.9	10.3	416.8	12.8	-18%	(250)
Interest expense	54.0	1.6	52.5	1.6	3%	—
Interest (income)	(28.7)	(0.9)	(14.3)	(0.4)	102%	50
Other non-operating (income), net	(28.7)		(17.4)

Income before income taxes	$346.3	10.4%	$396.0	12.2%	-13%	(180)

Sales

Worldwide net sales for the first nine months of 2005 increased 3% to $3.34 billion compared to the first nine months of 2004, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales for the first nine months of 2005 increased 2% compared to the first nine months of 2004, including a 1 percentage point benefit from changes in currency exchange rates. Gross sales in the US decreased 1% and accounted for 56% of consolidated gross sales in 2005 compared to 58% in 2004. Gross sales for the first nine months of 2005 in international markets increased 7% compared to 2004, including a 4 percentage point benefit from changes in currency exchange rates.

Worldwide gross sales of Mattel Brands in the first nine months of 2005 decreased 1% to $2.08 billion, including a 2 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Mattel Brands decreased 7% and international gross sales of Mattel Brands increased 4%, including a benefit from changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Barbie® declined 14% from 2004, including a 2 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Barbie® decreased 23% and international gross sales of Barbie® decreased 7%, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Other Girls Brands increased double-digits driven by strong sales as a result of new product introductions, including Disney Princesses, Winx Club™, Pound Puppies®, Doggie Daycare™ and Furryville™ and increased sales of large dolls including Little Mommy™ and Teen Trends™. Worldwide gross sales in the Wheels category increased 2% compared to 2004, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of the Hot Wheels® product line increased 4%, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales in the Entertainment category increased 8%, including a 2 percentage point benefit from changes in currency exchange rates, compared to 2004, primarily driven by continued strength in male-action properties, including Batman™ and Robots™, partially offset by sales declines of the Yu-Gi-Oh!™ and Harry Potter™ properties.

Worldwide gross sales of Fisher-Price Brands in the first nine months of 2005 compared to the first nine months of 2004 increased 5% to $1.33 billion, including a benefit of 1 percentage point from changes in currency exchange rates. International gross sales of Fisher-Price Brands grew 14%, including a benefit of 3 percentage points from changes in currency exchange rates while domestic sales of Fisher-Price Brands increased 2% compared to the first nine months of 2004. The increase in international sales over 2004 was mainly attributable to sales growth in Infant and BabyGear lines and double-digit growth in Fisher-Price® Friends, due to continued strength of the Dora the Explorer™ property.

American Girl Brands gross sales increased 19% in the first nine months of 2005 over the first nine months of 2004 to $195.5 million, reflecting increased sales from the January 2005 launch of the new American Girl Today® doll, Marisol™, and continued strong performance of the American Girl Place® retail stores.

Gross Profit

Gross profit, as a percentage of net sales, was 44.7% in the first nine months of 2005, compared to 46.6% in the first nine months of 2004. External cost pressures in transportation and raw materials costs, sales of lower margin products, including shifts in sales volume from Barbie® products to other products, and higher obsolescence and royalty costs were the primary causes of the decline in gross profit. These factors were partially offset by a modest price increase implemented in January 2005 and a benefit from changes in currency exchange rates.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 11.2% of net sales in the first nine months of 2005 compared to 2004. Mattel expects advertising spending levels for 2005, as a percentage of net sales, to be fairly consistent with 2004 to support its plan to invest in the business to drive long-term performance.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $776.8 million, or 23.2% of net sales, in the first nine months of 2005, compared to $734.0 million, or 22.6% of net sales, in the first nine months of 2004. Other selling and administrative expenses benefited in the first nine months of 2005 from lower severance charges as compared to 2004. However, this benefit was offset by higher employee-related costs, the negative effect of changes in currency exchange rates on overhead costs, continued investment in product design and development and emerging international markets, and net favorable legal settlements in 2004, which were not repeated in 2005.

Non-Operating Items

Interest expense increased from $52.5 million in the first nine months of 2004 to $54.0 million in the first nine months of 2005, primarily due to higher average short-term borrowing rates, partially offset by lower long-term debt as a result of the repayment of $40.0 million of medium-term notes during the fourth quarter of 2004 and $150.0 million of 6 1/8 senior notes in July 2005, and a reduction of commercial paper borrowings. Interest (income) for the first nine months of 2005 totaled $28.7 million, an increase of $14.4 million over the first nine months of 2004, primarily due to higher returns earned on short-term investments. Other non-operating (income), net was $28.7 million in the first nine months of 2005, compared to $17.4 million in the first nine months of 2004, and was mainly comprised of gains from the sale of marketable securities. As of September 30, 2005, Mattel held no marketable securities.

Business Segment Results

Domestic Segment

Mattel Brands US gross sales decreased 7% in the first nine months of 2005 compared to the first nine months of 2004. Within this segment, gross sales of Barbie® declined 23%, and sales of Other Girls Brands increased double-digits as a result of several new brand introductions, including Disney Princesses, Pound Puppies® and increased sales of large dolls including Little Mommy™ and Teen Trends™. Gross sales in the Wheels category decreased. Gross sales in the Entertainment category decreased primarily related to declines in sales of Yu-Gi-Oh!™, Harry Potter™ and JuiceBox™, offset by strong sales of Batman™ and Robots™ products. Mattel Brands US segment income decreased 31% to $143.4 million for the first nine months of 2005, primarily due to a decline in sales volume, lower gross profit margin (which was caused by external cost pressures, sales of lower margin products and higher royalty and obsolescence costs), and higher employee-related costs, partially offset by a modest price increase.

Fisher-Price Brands US gross sales increased 2% in the first nine months of 2005 compared to 2004 due to a double-digit growth in Fisher-Price® Friends, mainly attributable to Dora the Explorer™ products, offset by a decrease in sales of Core Fisher-Price® products. Fisher-Price Brands US segment income decreased 3% to $95.8 million for the first nine months of 2005, primarily due to higher employee-related costs and additional investment in product design and development, partially offset by increased sales volume and a modest price increase.

American Girl Brands gross sales increased 19% to $195.5 million in the first nine months of 2005, reflecting increased sales from the January 2005 launch of the new American Girl Today® doll, Marisol™, and continued strength of the American Girl Place® retail stores. American Girl Brands segment income improved from a loss of $0.8 million in the first nine months of 2004 to income of $17.7 million in the first nine months of 2005, driven by increased sales volume and improved gross profit.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first nine months of 2005 versus the first nine months of 2004:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	1	2
Latin America	30	9
Canada	(3)	6
Asia Pacific	5	4

Total International	7	4

International segment gross sales increased 7% in the first nine months of 2005 compared to the first nine months of 2004, which included a benefit from changes in currency exchange rates of 4 percentage points. Gross sales of Barbie® decreased 7%, including a benefit from changes in currency exchange rates of 2 percentage points. Gross sales in the Other Girls Brands increased double-digits driven by new product introductions, including Disney Princesses, Winx Club™, and Pound Puppies® and increased sales in large dolls including Little Mommy™ and Teen Trends™. Gross sales increased single digits in the Wheels category in the first nine months of 2005 compared to the first nine months of 2004, mainly due to double-digit growth in Hot Wheels® products. Gross sales in the Entertainment category increased double digits in the first nine months of 2005 compared to the first nine months of 2004, primarily due to strong sales in male-action properties including Batman™, Robots™ and Megaman™, partially offset by sales declines in the Harry Potter™ and Yu-Gi-Oh!™ properties. Fisher-Price Brands gross sales increased 14%, including a benefit from changes in currency exchange rates of 3 percentage points, due to strong growth in Core Fisher-Price® products, including Infant and BabyGear, and Fisher-Price® Friends. International segment income decreased 2% in the first nine months of 2005 compared to the first nine months of 2004 as result of increased external cost pressures, higher employee-related costs and investments in emerging international markets, partially offset by an increase in sales volume, benefits from changes in currency exchange rates and a modest price increase.

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

Management’s plan for reinvestment and repatriation of foreign earnings under the Jobs Act was completed and approved by Robert A. Eckert, Mattel’s chief executive officer, on April 14, 2005. Mattel expects to repatriate up to approximately $2.4 billion in foreign earnings and has repatriated approximately $1.2 billion during the nine months ended September 30, 2005, with the remaining half to be repatriated by the end of this year. Management has identified several qualified uses for reinvestment of the foreign earnings repatriated under the Jobs Act, including employee compensation, hiring and training, research and development costs, and advertising and promotion expenses. Management believes that Mattel’s aggregate spending in these areas will satisfy the reinvestment spending requirements outlined in the safe harbor provision of the Jobs Act.

The statements of operations for the nine months ended September 30, 2005, include a provision for income taxes of $112.9 million for the total amount of earnings expected to be repatriated, which will occur throughout 2005. The tax provision may be further impacted by future law changes enacted by the US Congress or further guidance issued by the IRS. The impact of such future changes will be reflected in the financial reporting period in which any such change in law is enacted or becomes effective.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity for the first nine months of 2005 were cash on hand at the beginning of the year and short-term borrowings. Cash flows from operations could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

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

Operating Activities

Cash flows used for operating activities was $629.0 million in the first nine months of 2005, an increase of $79.9 million compared to the first nine months of 2004. The increase in cash flows used for operating activities in 2005 was primarily driven by lower net income.

Investing Activities

Cash flows used for investing activities in the first nine months of 2005 was $38.2 million compared to $84.1 million in the first nine months of 2004. Cash flows used for investing activities was lower in 2005 primarily due to lower capital expenditures, increased proceeds from the sale of investments, and a reduced payment for businesses acquired in 2005 as compared to 2004.

Financing Activities

Cash flows used for financing activities in the first nine months of 2005 was $311.3 million compared to $185.4 million in the first nine months of 2004. The primary reason for the increase was Mattel’s repayment of its $150.0 million 6 1/8% senior notes in July 2005 upon maturity. Mattel intends to repay a $38.4 million mortgage note in November 2005 upon maturity.

Seasonal Financing

Mattel’s financing of seasonal working capital typically grows throughout the first half of the year and peaks in the third or fourth quarter, when inventories are at their highest levels in anticipation of expected second half sales volume and when accounts receivable are at their highest levels due to increased sales volume, consistent with the industry taken as a whole. Mattel maintains and periodically amends or replaces a domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated in March 2005 and the expiration date of the facility was extended to March 23, 2010. All other terms and conditions of the amended facility are substantially similar to the previous facility, including the consolidated debt-to-capital and interest coverage ratios. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the third quarter of 2005. As of September 30, 2005, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.24 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 11.37 to 1 (compared to a minimum allowed of 3.50 to 1). The domestic unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the domestic unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

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

In October 2005, two major credit rating agencies changed Mattel’s long-term credit rating outlook to negative and one of the credit rating agencies reduced Mattel’s short-term credit rating. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

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

In October 2005, Mattel Asia Pacific Sourcing Limited (“MAPS”), a wholly-owned subsidiary of Mattel, entered into a commitment letter with Bank of America N.A. and Banc of America Securities LLC, regarding the arrangement and syndication of senior credit facilities in the maximum aggregate principal amount of $325.0 million (“MAPS senior credit facilities”). The MAPS senior credit facilities, which will be guaranteed by Mattel, will consist of a $225.0 million term loan facility and a $100.0 million revolving credit facility and will mature on the third anniversary of the closing date. The closing date for the establishment of the MAPS senior credit facilities is anticipated to occur on or before December 30, 2005.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

(In millions)	September 30, 2005	September 30, 2004	December 31, 2004
Receivables sold pursuant to the:
Domestic receivables facility	$182.5	$189.3	$253.4
European receivables facility	115.4	138.4	93.8
Other factoring arrangements	38.3	40.2	99.1

	$336.2	$367.9	$446.3

Financial Position

Mattel’s cash and equivalents at September 30, 2005 decreased $983.0 million to $173.8 million compared to year end 2004, primarily due to cash flows used for operating, investing and financing activities, including the repurchase of shares of its common stock at a cost of $249.9 million and the repayment of the $150.0 million 6 1/8% senior notes in July 2005 upon maturity. Accounts receivable, net increased $503.4 million to $1,262.4 million at September 30, 2005 compared to year end 2004 due to the seasonality of Mattel’s business.

Accounts payable and accrued liabilities decreased $160.0 million to $1,069.2 million at September 30, 2005 compared to year end 2004 due to payment of year end 2004 accounts payable and various accrued liability balances, including receivables collections due to bank related to the European trade receivables facility, incentive compensation and royalties. The current portion of long-term debt decreased $100.8 million to $88.4 million at September 30, 2005 compared to year end 2004, primarily due to repayment of the $150.0 million 6 1/8% senior notes upon maturity in July 2005, partially offset by the reclassification of $30.0 million of medium-term notes maturing in May 2006 and $20.0 million of medium-term notes maturing in September 2006.

A summary of Mattel’s capitalization is as follows:

(In millions, except percentage information)	September 30, 2005		September 30, 2004		December 31, 2004
Medium-term notes	$350.0	12%	$400.0	14%	$400.0	13%
Other long-term debt obligations	—	—	38.4	1	—	—

Long-term debt	350.0	12	438.4	15	400.0	13
Other noncurrent liabilities	259.4	9	244.5	8	243.5	8
Stockholders’ equity	2,282.8	79	2,248.0	77	2,385.8	79

	$2,892.2	100%	$2,930.9	100%	$3,029.3	100%

Long-term debt decreased $88.4 million at September 30, 2005 compared to September 30, 2004 due to the reclassification of debt totaling $50.0 million maturing in the next twelve months and the reclassification of a mortgage note payable of $38.4 million, due in November 2005 from long-term to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments. Stockholders’ equity increased $34.8 million since September 30, 2004, primarily as a result of income from operations, partially offset by the purchase of $249.9 million of treasury stock during 2005 and payment of the annual dividend on common stock in the fourth quarter of 2004. Stockholders’ equity decreased $103.0 million since December 31, 2004, primarily due to share repurchases and the impact of currency translation adjustments, partially offset by income from operations and cash received from the exercise of employee stock options.

Mattel’s debt-to-total capital ratio, including short-term borrowings and current portion of long-term debt, decreased from 24.2% at September 30, 2004 to 18.8% at September 30, 2005, mainly due to the repayment of $150.0 million 6 1/8% senior notes upon maturity in July 2005. Mattel’s objective is to continue to maintain a year-end debt-to-total capital ratio of approximately 25%.

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
123(R), Mattel must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the time of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation cost be recorded for all unvested stock options and nonvested stock at the beginning of the first quarter of adoption of SFAS No. 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated.

In April 2005, the Securities Exchange Commission amended Rule S-X to delay the effective date for compliance with SFAS No.
123(R). Based on the amended rule, Mattel is required to adopt SFAS No. 123(R) on January 1, 2006. Mattel is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will have a material adverse effect on its results of operations and earnings per share. Mattel has not yet determined whether the amounts recorded in the consolidated statements of operations in future periods will be similar to the current pro forma disclosures under SFAS No. 123.

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

A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues
Domestic:
Mattel Brands US	$439,215	$503,874	$926,200	$991,063
Fisher-Price Brands US	500,020	480,607	892,963	879,300
American Girl Brands	69,051	61,393	195,484	164,662

Total Domestic	1,008,286	1,045,874	2,014,647	2,035,025
International	796,735	759,687	1,605,292	1,503,452

Gross sales	1,805,021	1,805,561	3,619,939	3,538,477
Sales adjustments	(138,876)	(138,100)	(283,851)	(286,070)

Net sales	$1,666,145	$1,667,461	$3,336,088	$3,252,407

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; increased competition; initiatives to promote revenue growth; globalization initiatives; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; initiatives to invigorate the Barbie® brand, improve the execution of the core business, extend brands, catch new trends, create new brands and enter new categories, develop people, improve productivity, simplify processes, maintain customer service levels and improve supply chain; operating efficiencies; capital and investment framework (including statements about free cash flow, seasonal working capital, debt-to-total capital ratios, capital expenditures, strategic acquisitions, dividends and share repurchases); cost increases; advertising and promotion spending; profitability; the impact of recent organizational changes and the anticipated establishment of the MAPS senior credit facilities. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private

Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time-to-time in other reports filed by Mattel with the SEC, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

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

Manufacturing Risk; Severe Acute Respiratory Syndrome (“SARS”), Avian Flu or Other Diseases

Mattel owns and operates manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia and Thailand. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage Mattel’s manufacturing operations located there. In the past, outbreaks of SARS have been significantly concentrated in Asia, particularly in Hong Kong, and in the Guangdong province of China, where many of Mattel’s manufacturing facilities and third-party manufacturers are located. The design, development and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its third-party manufacturers or their suppliers contract SARS, avian flu or other communicable diseases, or otherwise are unable to fulfill their responsibilities. Mattel has developed contingency plans designed to help mitigate the impact of disruptions in its manufacturing operations. Mattel’s business, financial position and results of operations could be negatively impacted by a significant disruption to its manufacturing operations or suppliers.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, Mattel’s disclosure controls and procedures were evaluated. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective, as of September 30, 2005, in timely alerting them to material information relating to Mattel required to be included in Mattel’s periodic reports.

Changes in Internal Control Over Financial Reporting

Mattel made no change to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended September 30, 2005.

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

In November 2002, the parties to the federal cases negotiated and thereafter memorialized in a final settlement agreement a settlement of all the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. The court granted final approval to the settlement in September 2003, and judgments were entered accordingly. On October 9, 2003, a group of persons purporting to be members of the §14(a) class filed a notice of appeal, challenging the manner in which the $122.0 million was allocated between the §10(b) class and the §14(a) class. On July 29, 2005, the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s approval of the settlement. At the end of October 2005, the appellant filed a petition for writ of certiorari before the United States Supreme Court.

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleges that Fisher-Price’s PowerTouch™ system infringes a LeapFrog patent relating to an electronic learning device for teaching phonics. A 10-day trial commenced on May 16, 2005, which resulted in a deadlocked jury. As an alternative to retrying the case, the parties agreed to submit the case for decision, based on the current trial record, to the presiding judge. The parties have filed their post-trial briefs, and the Court has not yet rendered a decision. The plaintiff in this lawsuit asserted a total damages claim of up to approximately $90 million, which has been reduced to approximately $58 million pursuant to rulings by the Court, and seeks an injunction preventing the further sale of the PowerTouch™ system; the damages could possibly be trebled if the infringement is found to be willful. Mattel and its subsidiary Fisher-Price believe the action is without merit and intend to continue to vigorously defend themselves.

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

In January 2005, the Court issued an order decertifying the nationwide class in its entirety, without prejudice to the two named plaintiffs attempting to re-certify the class at a later date. On July 14, 2005, as a result of a settlement between Mattel and the two named plaintiffs, the Court dismissed the action with prejudice. The lawsuit was settled for an amount that was not material to Mattel’s consolidated financial information for the three and nine months ended September 30, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the third quarter of 2005, Mattel did not sell any unregistered securities.

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

In March 2005, the board of directors approved the repurchase of an additional $250.0 million of Mattel’s common stock. During the second quarter of 2005, Mattel repurchased 12.9 million common shares at a cost of $236.5 million. During the third quarter of 2005, Mattel repurchased 0.7 million common shares at a cost of $13.4 million. As of September 30, 2005, $0.5 million was available under the current authorization for share repurchase. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

During the third quarter of 2005, Mattel repurchased its common stock in the open market as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31	720,400	$18.54	720,400	$13,845,350
August 1 – 31	—	—	—	$488,992
September 1 – 30	—	—	—	$488,992

Total	720,400	$18.54	720,400	$488,922

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
11.0*	Computation of Income per Common and Common Equivalent Share

31.0*	Certification of Principal Executive Officer dated November 3, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated November 3, 2005 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated November 3, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

*	Filed herewith.

**	Furnished herewith.

[1]	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

Date: November 3, 2005	By:
H. Scott Topham
Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)