Form 10-K
period 2005-12-31
MATTEL INC /DE/
filed 2006-02-27
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, accelerated filer or non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant calculated using the market price as of the close of business June 30, 2005 was $7,398,030,926.

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 24, 2006:

388,739,744 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Mattel, Inc. 2006 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Parts II and III).

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

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Harry Potter™, Yu-Gi-Oh!™, Batman™, Justice League™, MegaMan™ and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, Rescue Heroes®, BabyGear™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and See ‘N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands—including Just Like You™ (formerly “American Girl Today®”), the historical collection (formerly “The American Girls Collection®”) and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

Mattel was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Blvd., El Segundo, California 90245-5012, telephone number (310) 252-2000.

Business Segments

“Mattel” refers to Mattel, Inc. and its subsidiaries as a whole, unless the context requires otherwise. This narrative discussion applies to all segments except where otherwise stated. Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands (formerly “Mattel Brands”) US, Fisher-Price Brands US and American Girl Brands.

On October 10, 2005, Mattel announced the consolidation of its domestic Mattel Girls & Boys Brands and Fisher-Price Brands divisions into one division. The creation of the new “Mattel Brands” division, which will result in the consolidation of some management and support functions, is expected to more effectively and efficiently leverage Mattel’s scale, and will preserve the natural marketing and design groups that are empowered to create and market toys based on gender and age groups. These changes are consistent with Mattel’s ongoing strategy to build brands, cut costs and develop people in a streamlined organization that is focused on scale, innovation and execution. In connection with this consolidation, Mattel began executing an initiative in 2006 to streamline its workforce, primarily in El Segundo, California. It is expected that this initiative will result in a net reduction of over 200 positions, expenses of approximately $10 to $13 million and will be substantially completed during the first quarter of 2006. The consolidation of these divisions does not change Mattel’s operating segments.

For additional information on Mattel’s operating segment reporting, including revenues, segment income and assets, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Segment Results” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.” For additional information regarding geographic areas, see Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated

Financial Statements.” For a discussion of the risks inherent in the foreign operations of Mattel, which affect each segment, see Item 1A “Risk Factors—Factors That May Affect Future Results.”

Domestic Segment

The Domestic segment develops toys that it markets and sells through the Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands segments.

In the Mattel Girls & Boys Brands US segment, Barbie® includes brands such as Barbie® fashion dolls and accessories, My Scene™, and Barbie® Collector. Polly Pocket!™ and Disney Classics are included within Other Girls Brands. Wheels is comprised of Hot Wheels®, Matchbox®, and Tyco® R/C vehicles and playsets. Entertainment includes Harry Potter™, Yu-Gi-Oh!™, Batman™, Justice League™ and MegaMan™ products, as well as games and puzzles.

In 2006, Mattel expects to introduce new products, including continuing to leverage content within its core brands. In the Mattel Girls Brands category, new product introductions include full-length animated launches of Barbie® in Fairytopia™ II: Mermaidia™ for spring, Barbie® as a teen in Barbie® Diaries for summer, and Barbie® in the 12 Dancing Princesses in Fall 2006. In 2006, there will also be a Polly Pocket!™ animated full-length movie, Pollyworld™. Mattel will also reintroduce both Barbie® Dream Home and Barbie® Party Cruiser in Fall 2006. In the Wheels category, new product introductions include Hot Wheels® innovations like Micro Madnetics™ and Double Shotz™. In the Entertainment category, new Superman™ and CARS products, the new Scene it? ™ Nickelodeon edition and Disney DVD Bingo will be introduced in 2006.

The Fisher-Price Brands US segment includes Fisher-Price®, Little People®, Rescue Heroes®, BabyGear™, View-Master®, Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™, See ‘N Say®, and Power Wheels®. New product introductions for 2006 are expected to include the Fun 2 Learn™ Preschool Center, Amazing Animals™, SparkArt Creativity System™, Kid-Tough™ Digital Camera, I Can Play™ Piano, Fairy Wishes™ Dora, Dora’s Magical Castle and a new Elmo product.

The American Girl Brands segment is a direct marketer, children’s publisher and retailer best known for its flagship line of historical dolls, books and accessories, as well as the Just Like You™ and Bitty Baby® brands. American Girl Brands also publishes best-selling Advice & Activity books and the award-winning American Girl® magazine. In 2006, American Girl Brands, in association with Warner Bros. Entertainment Inc., is creating a third made-for-TV movie scheduled to air in the fall of 2006 featuring Molly McIntire®, a classic American Girl® character. New product introductions include the Emily™ doll, Molly®’s best friend from the movie, and Jess™, the newest Girl of the Year doll for 2006. American Girl Brands products are sold only in the US and Canada.

International Segment

Products marketed by the International segment are generally the same as those developed and marketed by the Domestic segment, with the exception of American Girl Brands, although some are developed or adapted for particular international markets. Mattel’s products are sold directly to retailers and wholesalers in most European, Latin American and Asian countries, and in Australia, Canada and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence.

Mattel’s International segment revenue represented approximately 44% of worldwide consolidated gross sales in 2005. Within the International segment, Mattel operates in four regions that generated the following gross sales during 2005 (in millions):

	Amount	Percentage of International Gross Sales
Europe	$1,408.7	57%
Latin America	644.9	26
Asia Pacific	218.2	9
Other	192.2	8

	$2,464.0	100%

No individual country within the International segment exceeded 7% of worldwide consolidated gross sales during 2005.

The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of Mattel’s international operations. Mattel enters into foreign currency forward exchange and option contracts, primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies, to limit the effect of exchange rate fluctuations on its results of operations and cash flows. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8 “Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements.” For financial information by geographic area, see Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.”

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

Mattel’s principal manufacturing facilities are located in China, Indonesia, Thailand, Malaysia and Mexico. Mattel also utilizes third-party manufacturers to manufacture its products in the US, Mexico, Brazil, Asia, India and Australia. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies and other risks, Mattel produces many of its key products in more than one facility. Mattel believes that the existing production capacity at its own and its third-party manufacturers’ manufacturing facilities is sufficient to handle expected volume in the foreseeable future. See Item 1A “Risk Factors—Factors That May Affect Future Results.”

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

The majority of Mattel’s raw materials are available from numerous suppliers but may be subject to fluctuations in price.

Competition and Industry Background

Mattel has historically competed primarily against companies in the toy industry. Mattel also competes increasingly with companies in other industries who make products that satisfy children’s entertainment demands, including but not limited to makers of video games and consumer electronic products.

Competition in the toy industry is intense and is based primarily on quality, play value and price. The Mattel Girls & Boys Brands US and Fisher-Price Brands US segments compete with several large toy companies, including Hasbro, Inc., Jakks Pacific, Lego, Leap Frog, Bandai, MGA Entertainment and many smaller toy companies. American Girl Brands competes with toy companies in the doll category, and to a lesser extent, with children’s book publishers and retailers in the girls category. Mattel’s International segment competes with global toy companies including Hasbro, Lego, Tomy, Bandai, MGA Entertainment and other national and regional toy companies. Foreign national and regional toy markets may include competitors who are strong in a particular toy line or geographical area, but do not compete with Mattel and other international toy companies worldwide. Additionally, several large retailers have offered competing products under their own private labels.

Due to recent trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages and an increasing use of high technology in toys, Mattel must also compete with many other companies, including the makers of video games and consumer electronic products, to meet the entertainment demands of older children.

Seasonality

Mattel’s business is highly seasonal, with consumers making a large percentage of all toy purchases during the traditional holiday season. A significant portion of Mattel’s customers’ purchasing occurs in the third and fourth quarters of Mattel’s fiscal year in anticipation of such holiday buying. These seasonal purchasing patterns and requisite production lead times cause risk to Mattel’s business associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly in recent years, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. Additionally, as retailers manage their inventories, Mattel experiences cyclical ordering patterns for products and product lines that may cause its sales to vary significantly from period to period.

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

Product Design and Development

Through its product design and development group, Mattel regularly refreshes, redesigns and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue this activity effectively. See Item 1A “Risk Factors—Factors That May Affect Future Results.” Product design and development are principally conducted by a group of professional designers and engineers employed by Mattel. During 2005, 2004 and 2003, Mattel spent $182.0 million, $171.3 million and $167.4 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements.”

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

During 2005, 2004 and 2003, Mattel incurred $629.1 million (12.1% of net sales), $643.0 million (12.6% of net sales) and $636.1 million (12.8% of net sales), respectively, on advertising and promotion.

Sales

Mattel’s products are sold throughout the world. Products within the Domestic segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers by Mattel Girls & Boys Brands US and Fisher-Price Brands US. Mattel also operates several small retail outlets, generally near or at its corporate headquarters and distribution centers as a service to its employees and as an outlet for its products. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers. Mattel has two retail stores, American Girl Place® in Chicago, Illinois and New York, New York, each of which features children’s products from the American Girl Brands segment. In 2006, the third American Girl Place® retail store will open in Los Angeles, California. American Girl Brands also has a retail outlet in Oshkosh, Wisconsin that serves as an outlet for excess product. Products within the International segment are sold directly to retailers and wholesalers in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America and Europe as an outlet for its products. Additionally, Mattel sells certain of its products online through its website.

During 2005, Mattel’s three largest customers (Wal-Mart at $1.0 billion, Toys “R” Us at $0.8 billion and Target at $0.5 billion) accounted for approximately 45% of worldwide consolidated net sales in the aggregate. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US. The customers and the degree of concentration vary depending upon the region or nation. See Item 1A “Risk Factors—Factors That May Affect Future Results” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.”

Licenses and Distribution Agreements

Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations. An important licensor is Warner Bros. Consumer Products, which has granted Mattel the master toy license for Batman™, Superman™ and Justice League™, as well as the     Harry Potter™ book and movie property, for use on Mattel’s products. Mattel has also entered into license agreements with, among others: Disney Enterprises, Inc., relating to Disney characters such as Winnie the Pooh and the Disney Princesses, the new Pixar movie, CARS, scheduled to be released in 2006, and all Disney films and television properties for use in Mattel’s DVD board games, such as Scene It?™, sold in North America; Sesame Workshop relating to its Sesame Street® properties; Viacom International, Inc. relating to its Nickelodeon® properties including SpongeBob SquarePants™ and Dora the Explorer™; and Nihon Ad Systems Inc. for the master toy license to the Yu-Gi-Oh!™ property worldwide, excluding Asia.

Royalty expense during 2005, 2004 and 2003 was $225.6 million, $204.5 million and $169.2 million, respectively. See “Product Design and Development” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.”

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

As of December 31, 2005, Mattel had outstanding commitments for purchases of inventory, other assets and services totaling $196.6 million and $20.8 million in fiscal years 2006 and 2007, respectively. Licensing and similar agreements with terms extending through 2011 contain provisions for future guaranteed minimum payments aggregating approximately $203 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.”

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

Financial Instruments

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

For additional information regarding foreign currency contracts, see “International Segment” above, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8 “Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements.”

Seasonal Financing

Mattel maintains and periodically amends or replaces a domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated in March 2005 and the expiration date of the facility was extended to March 23, 2010. The other terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2005. As of December 31, 2005, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.33 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 11.81 to 1 (compared to a minimum allowed of 3.50 to 1).

On December 9, 2005, Mattel, Mattel Asia Pacific Sourcing Limited (“MAPS”), a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed a Credit Agreement (the “MAPS facility”) which provides for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid by MAPS on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008 and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest is charged at various rates selected by Mattel based on Eurodollar rates or bank reference rates. In connection with the MAPS facility, Mattel executed a Continuing Guaranty Agreement pursuant to which Mattel unconditionally guaranteed the obligations of MAPS arising pursuant to the MAPS facility. The MAPS facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios at the end of each fiscal quarter and fiscal year, using the formulae specified and ratios allowed in the MAPS facility to calculate the ratios. The formulae specified in the MAPS facility are the same as those required by the domestic unsecured committed revolving credit facility. Mattel was in compliance with such covenants at December 31, 2005. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Seasonal Financing” and Item 8 “Financial Statements and Supplementary Data”—Note 5 to the Consolidated Financial Statements.”

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2005, foreign credit lines total approximately $187 million, a portion of which are used to support letters of credit. Mattel expects to extend these credit lines throughout 2006.

In October 2005, two major credit rating agencies changed Mattel’s long-term credit rating outlook to negative and one of the credit rating agencies reduced Mattel’s short-term credit rating. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

Mattel believes its cash on hand at the beginning of 2006, amounts available under its domestic unsecured committed revolving credit facility, the MAPS facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2006. As of December 31, 2005,

Mattel had available incremental borrowing resources totaling approximately $1.2 billion under its domestic unsecured committed revolving credit facility, the MAPS facility and foreign credit lines.

Mattel has a $300.0 million domestic receivables sales facility that is a sub-facility of Mattel’s domestic unsecured committed revolving credit facility. The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the amount available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold. Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A., as administrative agent, Citicorp USA, Inc. and Barclays Bank PLC, as co-syndication agents, and Societe Generale and BNP Paribas, as co-documentation agents. Pursuant to the domestic receivables facility, Mattel Sales Corp. and Fisher-Price, Inc. (which are wholly-owned subsidiaries of Mattel) can sell eligible trade receivables from Wal-Mart and Target to Mattel Factoring, Inc. (“Mattel Factoring”), a Delaware corporation and wholly-owned, consolidated subsidiary of Mattel. Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility. Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group. Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable in its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

Mattel International Holdings B.V., a company incorporated in the Netherlands, Mattel France S.A.S., a company incorporated in France, and Mattel GmbH, a company incorporated in Germany, each of which is a subsidiary of Mattel, and Societe Generale Bank Nederland N.V. are parties to a Master Agreement for the Transfer of Receivables establishing a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to Societe Generale Bank Nederland N.V. As with the domestic receivables facility, each sale of accounts receivable is recorded in Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European trade receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Bank Nederland N.V. and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH effective June 24, 2005, the commitment termination date for the European trade receivables facility was extended to June 23, 2006.

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

Mattel maintains a quality control program to ensure compliance with various US federal, state and applicable foreign product safety requirements. Notwithstanding the foregoing, there can be no assurance that all of Mattel’s products are or will be free from defects or are hazard-free. A product recall could have a material adverse effect on Mattel’s results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively affect Mattel’s reputation and the sales of other Mattel products. See Item 1A “Risk Factors—Factors That May Affect Future Results.”

Mattel’s advertising is subject to the Federal Trade Commission Act, The Children’s Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission and the Federal Communications Commission as well as laws of certain countries that regulate advertising and advertising to children. In addition, Mattel’s websites that are directed towards children are subject to The Children’s Online Privacy Protection Act of 1998. Mattel is subject to various other federal, state and local laws and regulations applicable to its business. Mattel believes that it is in substantial compliance with these laws and regulations.

Mattel’s operations are from time to time the subject of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Environmental.”

Employees

The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 2005, Mattel’s total number of employees was approximately 26,000.

Executive Officers of the Registrant

The current executive officers of Mattel, all of whom are appointed annually by and serve at the pleasure of the Board of Directors, are as follows:

Name	Age	Position	Executive Officer Since
Robert A. Eckert	51	Chairman of the Board of Directors and Chief Executive Officer	2000
Ellen L. Brothers	50	Executive Vice President of Mattel and President, American Girl	2003
Thomas A. Debrowski	55	Executive Vice President, Worldwide Operations	2000
Kevin M. Farr	48	Chief Financial Officer	1996
Neil B. Friedman	58	President, Mattel Brands	1999
Alan Kaye	52	Senior Vice President, Human Resources	2000
Robert Normile	46	Senior Vice President, General Counsel and Secretary	1999
Michael A. Salop	41	Treasurer and Senior Vice President, External Affairs	2005
Bryan Stockton	52	Executive Vice President, International	2000
H. Scott Topham	45	Senior Vice President and Corporate Controller	2004

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

Mr. Farr has been Chief Financial Officer since February 2000. From September 1996 to February 2000, he was Senior Vice President and Corporate Controller. From June 1993 to September 1996, he served as Vice President, Tax. Prior to that, he served as Senior Director, Tax from August 1992 to June 1993.

Mr. Friedman has been President, Mattel Brands (which include Mattel Girls & Boys Brands US and Fisher-Price Brands US) since October 2005. From March 1999 to October 2005, he was President, Fisher-Price Brands. From August 1995 to March 1999, he was President, Tyco Preschool. For more than five years prior to that time, he was President of MCA/Universal Merchandising, Senior Vice President-Sales, Marketing and Design of Just Toys, Vice President and General Manager of Baby Care for Gerber Products, Executive Vice President and Chief Operating Officer of Lionel Leisure, Inc., and President of Aviva/Hasbro.

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

Mr. Salop has been Treasurer and Senior Vice President, External Affairs since September 2005. He served as Senior Vice President, Strategic Opportunities from May 2004 through September 2005 and Senior Vice President, Corporate Strategic Planning from February 2003 through May 2004. From July 2000 to February 2003 he was Senior Vice President, Finance Europe and from August 1998 through July 2000 he was Vice President, Finance American Girl. Prior to that, he served in various financial roles after joining Mattel in 1990.

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

Mr. Topham has been Senior Vice President and Corporate Controller since September 2005. He served as Senior Vice President and Treasurer from March 2005 to August 2005 and as Vice President and Treasurer from March 2004 to March 2005. Prior to that, he served as Vice President and Assistant Controller from May 2001 to March 2004. From August 2000 to May 2001, he served as Vice President and Treasurer of Premier Practice Management, Inc. From June 1999 to August 2000, he served as Division Vice President of Dataworks, Inc., a specialized publishing company. Prior to that, he spent eight years with Total Petroleum (North America) Ltd., most recently as Vice President of Human Resources.

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

Item 1A.    Risk Factors.

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Annual Report on Form 10-K, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; increased competition; initiatives to promote revenue growth; globalization initiatives; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; initiatives to invigorate the Barbie® brand, improve the execution of the core business, extend brands, catch new trends, create new brands and enter new categories, develop people, improve productivity, simplify processes, maintain customer service levels and improve supply chain; operating efficiencies; capital and investment framework (including statements about free cash flow, seasonal working capital, debt-to-total capital ratios, capital expenditures, strategic acquisitions, dividends and share repurchases); cost increases; advertising and promotion spending; profitability; and the impact of recent organizational changes. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Annual Report on Form 10-K and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time-to-time in other reports filed by Mattel with the SEC, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

If Mattel does not successfully satisfy consumer preferences, enhance existing products, develop and introduce new products and achieve market acceptance of those products, Mattel’s results of operations may be adversely affected.

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products–children–are continuously changing. The toy industry experiences significant, sudden shifts in demand caused by “hit” toys and trends, which are often unpredictable. Mattel competes with many other toy companies, both large and small, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current category share, and increase its category share or establish category share in new product categories, will depend on Mattel’s ability to satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. In recent years there have been trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages and an increasing use of more sophisticated technology in toys. As a result, Mattel must also compete with many other companies, including the makers of video games and consumer electronic products, to meet the entertainment demands of older children. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease and Mattel’s revenues, profitability and results of operations may be adversely affected.

Mattel’s business is seasonal and therefore its annual operating results will depend, in large part, on sales during the relatively brief traditional holiday season. Improved inventory management by retailers resulting in shorter lead times for production and possible shipping disruptions during peak demand times may affect Mattel’s ability to deliver its products in time to meet retailer demands.

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

Uncertainty and adverse changes in the general economic conditions of markets in which Mattel participates may negatively affect Mattel’s business.

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the many different markets in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth or contraction in the markets it serves and demand for its products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. Adverse changes may occur as a result of soft global or regional economic conditions, rising oil prices, wavering consumer confidence, unemployment, declines in stock markets or other factors affecting economic conditions generally. These changes may negatively affect the sales of Mattel’s products, increase exposure to losses from bad debts, or increase costs associated with manufacturing and distributing products.

The concentration of Mattel’s business with a small retail customer base that make no binding long-term commitments means that economic difficulties or changes in the purchasing policies of its major customers could have a significant impact on Mattel’s business and operating results.

A small number of customers account for a large share of Mattel’s net sales. In 2005 Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 45% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 54% of net sales. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results.

The production and sale of private-label toys by Mattel’s retail customers may result in lower purchases of Mattel-branded products by those retail customers.

In recent years, consumer goods companies generally, including those in the toy business, have experienced the phenomenon of retail customers developing their own private-label products that directly compete with the products of traditional manufacturers. Some retail chains that are customers of Mattel sell private-label toys designed, manufactured and branded by the retailers themselves. These toys may be sold at prices lower than comparable toys sold by Mattel, and may result in lower purchases of Mattel-branded products by these retailers. In some cases, retailers who sell these private-label toys are larger than Mattel and may have substantially more resources than Mattel.

Liquidity problems or bankruptcy of Mattel’s key customers could increase Mattel’s exposure to losses from bad debts and could have a material adverse effect on Mattel’s business, financial condition and results of operations.

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

A reduction or interruption in the delivery of raw materials, parts and components from its suppliers or a significant increase in the price of supplies could negatively impact the gross profit margins realized by Mattel on the sale of its products or result in lower sales.

Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including raw materials and components. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurance that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or a significant increase in the price of one or more supplies, such as fuel and resin (which is an oil-based product) expenses, could have a material adverse effect on Mattel’s business. Cost increases, whether resulting from shortages of materials or otherwise, including but not limited to rising costs of materials, transportation, services and labor (including but not limited to wages, expenses related to employee health plans and insurance), could impact the profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions and other factors, there can be no assurance that Mattel will be able to offset any of these increased costs by adjusting the prices of its products. Increases in prices of Mattel’s products could result in lower sales.

Unfavorable resolution of pending and future litigation matters and disputes could have a material adverse effect on Mattel’s financial condition.

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

Mattel is subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and its products could be subject to involuntary recalls and other actions by these authorities. Concerns about product safety may lead Mattel to voluntarily recall selected products. Mattel has experienced, and in the future may experience, defects or errors in products after their production and sale to customers. These defects or errors could result in the rejection of Mattel’s products by customers, damage to its reputation, lost sales, diverted development resources and increased customer service and support costs, any of which could harm Mattel’s business. Individuals could sustain injuries from Mattel’s products, and Mattel may be subject to claims or lawsuits resulting from these injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, Mattel’s insurance coverage. Moreover, Mattel may be unable to obtain adequate liability insurance in the future. Recalls, post-manufacture repairs of Mattel products, absence or cost of insurance, and administrative costs associated with recalls could harm Mattel’s reputation, increase costs or reduce sales.

Failure by Mattel to protect its proprietary intellectual property and information could have a material adverse effect on Mattel’s business, financial condition and results of operations.

The value of Mattel’s business depends to a large degree on its ability to protect its intellectual property, including its trademarks, trade names, copyrights, patents and trade secrets in the US and around the world. Any failure by Mattel to protect its proprietary intellectual property and information, including any successful challenge to Mattel’s ownership of its intellectual property or material infringements of its intellectual property, could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Political developments, including trade relations, and the threat or occurrence of war or terrorist activities could materially impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.

Mattel’s business is worldwide in scope, including operations in 42 countries. The deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the US and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition and results of operations. For example, a change in trade status for China could result in a substantial increase in the import duty of toys manufactured in China and imported into the US. In addition, the occurrence of war or hostilities between countries or threat of terrorist activities, and the responses to and results of these activities, could materially impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.

Disruptions in Mattel’s manufacturing operations due to political instability, civil unrest, SARS, avian flu or other diseases could negatively impact Mattel’s business, financial position and results of operations.

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

Earthquakes or other catastrophic events out of our control may damage Mattel’s facilities or those of its contractors and harm Mattel’s results of operations.

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

Significant changes in currency exchange rates could have a material adverse effect on Mattel’s business and results of operations.

Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by partially hedging this exposure using foreign currency forward exchange and option contracts. These contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan, could have a material adverse effect on Mattel’s business and results of operations.

Increases in interest rates, reduction of Mattel’s credit ratings or the inability of Mattel to meet the debt covenant coverage requirements in its credit facilities could negatively impact Mattel’s ability to conduct its operations.

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

Mattel’s failure to successfully market or advertise its products could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Mattel’s products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Mattel’s ability to sell products is dependent in part upon the success of these programs. If Mattel does not successfully market its products or if media or other advertising or promotional costs increase, these factors could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Failure to successfully implement new initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Mattel has announced initiatives to improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands and enter new categories, develop people, improve productivity, simplify processes, maintain customer service levels, as well as new initiatives designed to drive sales growth, manage costs and improve its supply chain. These initiatives involve complex decision making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to successfully implement any of these initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Changes in laws or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact Mattel’s financial condition and results of operations.

Mattel operates in a highly regulated environment in the US and international markets. US federal, state and local governmental entities and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products. These regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety and other administrative and regulatory restrictions. Changes in laws or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact its financial condition and results of operations.

Mattel may engage in acquisitions, mergers or dispositions, which may affect the profit, revenues, profit margins, debt-to-capital ratio, capital expenditures or other aspects of Mattel’s business. In addition, Mattel has certain anti-takeover provisions in its by-laws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.

Mattel may engage in acquisitions, mergers or dispositions, which may affect the profit, revenues, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. There can be no assurance that Mattel will be able to identify suitable acquisition targets or merger partners or that, if identified, it will be able to acquire these targets on acceptable terms or agree to terms with merger partners. Additionally, there can be no assurance that Mattel will be successful in integrating any acquired company into its overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact Mattel’s results of operations. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.

If any of the risks and uncertainties described in the cautionary factors listed above actually occurs, Mattel’s business, financial condition and results of operations could be materially and adversely affected. The factors listed above are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel’s business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict the impact of all of these factors on Mattel’s business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Mattel owns its corporate headquarters in El Segundo, California, consisting of approximately 335,000 square feet, and an adjacent office building consisting of approximately 55,000 square feet. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel’s Fisher-Price subsidiary owns its headquarters facilities in East Aurora, New York, consisting of approximately 535,000 square feet, which is used by the Fisher-Price Brands US segment and for corporate support functions. American Girl Brands owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 180,000 square feet, a warehouse in Middleton, consisting of approximately 215,000 square feet, and distribution facilities in Middleton, DeForest and Wilmot, Wisconsin, consisting of a total of approximately 948,000 square feet, all of which are used by the American Girl Brands segment.

Mattel maintains leased sales offices in California, New York, and Arkansas and leased warehouse and distribution facilities in California, New Jersey and Texas, all of which are used by the Domestic segment. Mattel has leased retail space in Chicago, Illinois, New York, New York and Los Angeles, California for its American Girl Place® stores and leased retail space in Oshkosh, Wisconsin, which are used by the American Girl Brands segment. Mattel also has leased office space in Florida, which is used by the International segment. Mattel leases a computer facility in Phoenix, Arizona used by all segments. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Colombia, Costa Rica, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Italy, Japan, Mexico, The Netherlands, New Zealand, Norway, Peru, Poland, Portugal, Puerto Rico, Romania, Singapore, South Korea, Spain, Sweden, Switzerland, the United Kingdom and Venezuela which are leased (with the exception of office space in Chile and certain warehouse space in France that is owned by Mattel) and used by the International segment. Mattel’s principal manufacturing facilities are located in China, Indonesia, Thailand, Malaysia and Mexico. See “Manufacturing and Materials.”

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

Holders of Record

As of February 24, 2006, Mattel had approximately 41,000 holders of record of its common stock.

Dividends

In 2005, 2004 and 2003, Mattel paid a dividend per share of $0.50, $0.45 and $0.40, respectively, to holders of its common stock. The board of directors declared the dividend in November, and Mattel paid the dividend in December of each year. The payment of dividends on common stock is at the discretion of Mattel’s Board of Directors and is subject to customary limitations.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding Mattel’s equity compensation plans is incorporated herein by reference to Mattel’s 2006 Notice of Annual Meeting of Stockholders and Proxy Statement.

Recent Sales of Unregistered Securities

During the fourth quarter of 2005, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

In July 2003, Mattel’s Board of Directors approved a share repurchase program of up to $250.0 million. During 2003, Mattel repurchased 12.7 million shares at a cost of $244.4 million pursuant to this program. In November 2003, the Board of Directors approved an increase to the share repurchase program of an additional $250.0 million. During 2004, Mattel repurchased 14.7 million shares at a cost of $255.1 million. In 2005, the Board of Directors approved the repurchase of an additional $500.0 million of Mattel’s common stock. During 2005, Mattel repurchased 28.9 million shares at a cost of $500.4 million. In January 2006, the Board of Directors authorized Mattel to increase its share repurchase program by an additional $250.0 million. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

During the fourth quarter of 2005, Mattel repurchased its common stock in the open market as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	—	$—	—	$488,992
November 1 – 30	3,481,845	16.49	3,481,845	$193,062,298
December 1 – 31	11,752,750	16.43	11,752,750	$—

Total	15,234,595	$16.44	15,234,595	$—

Item 6.    Selected Financial Data.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share and percentage information)
Operating Results:
Net sales (a)	$5,179,016	$5,102,786	$4,960,100	$4,885,340	$4,687,924
Gross profit	2,372,868	2,410,725	2,429,483	2,360,987	2,148,934
% of net sales	45.8%	47.2%	49.0%	48.3%	45.8%
Operating income (b)	664,529	730,817	785,710	733,541	579,320
% of net sales	12.8%	14.3%	15.8%	15.0%	12.4%
Income before income taxes	652,049	696,254	740,854	621,497	430,010
Provision for income taxes (c)	235,030	123,531	203,222	166,455	119,090
Income from continuing operations	417,019	572,723	537,632	455,042	310,920
Gain from discontinued operations, net of tax (d)	—	—	—	27,253	—
Cumulative effect of change in accounting principle, net of tax (e)	—	—	—	(252,194)	(12,001)
Net income	$417,019	$572,723	$537,632	$230,101	$298,919
Net Income Per Common Share—Basic:
Income from continuing operations	$1.02	$1.37	$1.23	$1.04	$0.72
Gain from discontinued operations (d)	—	—	—	0.06	—
Cumulative effect of change in accounting principle (e)	—	—	—	(0.58)	(0.03)
Net income per common share—basic	1.02	1.37	1.23	0.52	0.69
Net Income Per Common Share—Diluted:
Income from continuing operations	1.01	1.35	1.22	1.03	0.71
Gain from discontinued operations (d)	—	—	—	0.06	—
Cumulative effect of change in accounting principle (e)	—	—	—	(0.57)	(0.03)
Net income per common share—diluted	1.01	1.35	1.22	0.52	0.68
Dividends Declared Per Common Share	$0.50	$0.45	$0.40	$0.05	$0.05

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Financial Position:
Total assets	$4,372,313	$4,756,492	$4,510,950	$4,459,659	$4,509,817
Long-term liabilities	807,395	643,509	826,983	832,194	1,205,122
Stockholders’ equity	2,101,733	2,385,812	2,216,221	1,978,712	1,738,458

(a)	As discussed in Note 1 to the consolidated financial statements, effective October 1, 2003, close out sales previously classified as a reduction of cost of sales are now classified as net sales in Mattel’s consolidated statements of operations. Close out sales for the fourth quarter of 2003, totaling $19.2 million, were included in reported net sales. This change in classification had no impact on gross profit, operating income, net income, net income per common share, balance sheets or cash flows. The following table provides the quantification of total close out sales by year (in thousands):

For the Year Ended
2003	2002	2001
$57,328	$112,673	$163,388

(b)	Effective on January 1, 2002, Mattel adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. In accordance with the adoption of SFAS No. 142, Mattel ceased amortization of goodwill effective January 1, 2002. Operating income in 2001 includes goodwill amortization of $46.1 million.

(c)	The provision for income taxes in 2005 was negatively impacted by incremental tax expense of $107.0 million resulting from Mattel’s decision to repatriate $2.4 billion in previously unremitted foreign earnings under the American Jobs Creation Act (“AJCA”), partially offset by $38.6 million of tax benefit primarily relating to audit settlements with certain tax authorities in both the US and abroad. The provision for income taxes in 2004 was positively impacted by a $65.1 million tax benefit related to an audit settlement with the US Internal Revenue Service (“IRS”).

(d)	The Consumer Software segment, which was comprised primarily of The Learning Company, Inc. (“Learning Company”), was reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements were reclassified to segregate the operating results of the Consumer Software segment. In 2002, Gores Technology Group completed the sale and liquidation of non-cash proceeds related to the sales of the education and productivity divisions of the former Learning Company, Mattel received $43.3 million in cash proceeds from Gores Technology Group and recognized a gain on the disposal of discontinued operations of $27.3 million, net of taxes of $16.0 million, in the consolidated statement of operations in 2002.

(e)	The cumulative effect of change in accounting principle, net of tax, in 2002, relates to the adoption of SFAS No. 142 and an impairment of goodwill upon adoption, and in 2001 relates to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Harry Potter™, Yu-Gi-Oh!™, Batman™, Justice League™, MegaMan™ and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, Rescue Heroes®, BabyGear™ and     View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and See ‘N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands—including Just Like You™, the historical collection and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

On October 10, 2005, Mattel announced the consolidation of its domestic Mattel Girls & Boys Brands and Fisher-Price Brands divisions into one division. The creation of the new “Mattel Brands” division, which will result in the consolidation of some management and support functions, is expected to more effectively and efficiently leverage Mattel’s scale, and will preserve the natural marketing and design groups that are empowered to create and market toys based on gender and age groups. These changes are consistent with Mattel’s ongoing strategy to build brands, cut costs and develop people in a streamlined organization that is focused on scale, innovation and execution. In connection with this consolidation, Mattel began executing an initiative in 2006 to streamline its workforce, primarily in El Segundo, California. It is expected that this initiative will result in a net reduction of over 200 positions, expenses of approximately $10 to $13 million, and will be substantially completed during the first quarter of 2006. The consolidation of these divisions does not change Mattel’s operating segments.

Management believes that the business environment for Mattel in 2006 will be similar to that of 2005. Mattel expects to continue facing challenges both domestically and internationally as certain retailers continue to rationalize stores and tightly manage inventory. In 2005, sales increases across much of Mattel’s portfolio were partially offset by declines in the Barbie® brand. Additionally, Mattel has experienced continued cost pressures in the areas of product costs, including oil-based resin, the impact of the strengthening of the Chinese yuan against the US dollar, transportation costs, and employee-related costs. Management believes that Mattel will continue to encounter a challenging retail environment, along with cost pressures and the possibility of continued sales declines in the Barbie® brand.

Mattel’s objective is to continue to create long-term shareholder value by generating strong cash flow and deploying it in a disciplined and opportunistic manner as outlined in Mattel’s capital and investment framework. To achieve this objective, management has established two overarching goals. The first goal is to drive sales growth by reinvigorating the Barbie® brand, while maintaining growth in other core brands by continuing to develop innovative toys. Management’s principal strategies for driving sales growth are as follows: (i) focusing on Mattel’s core brands and core markets; (ii) aligning more effectively with growing retail customers by building closer partnerships with these customers around the world; (iii) investing in developing markets; (iv) expanding its presence in categories in which Mattel does not currently have an extensive presence; and (v) growing alternative sales channels. Additionally, Mattel plans to pursue additional licensing arrangements and strategic partnerships to extend its portfolio of brands into areas outside of traditional toys.

The second goal is to continue rationalizing manufacturing and vendor sourcing to reduce the cost of manufacturing, purchasing and distributing Mattel’s products, and improve Mattel’s cost structure by gaining further efficiencies in the supply chain through implementation of new spend management and e-procurement policies, procedures and information systems, as well as Lean manufacturing principles, a management philosophy focused on reduction of wastes in manufactured products.

Results of Operations

2005 Compared to 2004

Consolidated Results

Net sales for 2005 were $5.18 billion, a 1% increase compared to $5.10 billion in 2004, including a     1 percentage point benefit from changes in currency exchange rates. Net income for 2005 was $417.0 million, or $1.01 per diluted share, as compared to net income of $572.7 million, or $1.35 per diluted share, for 2004.

Gross profit, as a percentage of net sales, declined from 47.2% in 2004 to 45.8% in 2005. Higher external cost pressures, higher sales of lower margin products, including the impact of sales mix, and higher royalty costs were the primary drivers for the decline in gross profit, partially offset by a moderate price increase implemented in January 2005 and favorable changes in currency exchange rates.

Income before income taxes declined as a percentage of net sales in 2005 compared to 2004. Contributing to this decline were overall lower gross margins, higher selling, general and administrative costs due to upward cost pressures for employee-related expenses and ongoing investments in growth strategies including new product design and expansion of our American Girl Place® retail stores, partially offset by lower incentive compensation, lower advertising expenses and favorable changes in currency exchange rates. Income before income taxes in 2004 was negatively impacted by a pre-tax charge of $16.2 million, primarily related to the elimination of approximately 285 positions as a result of headcount reductions, and integration of the Matchbox® and Tyco® R/C business into the Hot Wheels® business in California, partially offset by net favorable legal settlements.

Net income in 2005 was negatively impacted by incremental tax expense of $107.0 million resulting from Mattel’s decision to repatriate $2.4 billion in previously unremitted foreign earnings under AJCA, partially offset by $38.6 million of tax benefit primarily relating to audit settlements with certain tax authorities in both the US and abroad. Net income in 2004 was positively impacted by a $65.1 million tax benefit related to an audit settlement with the IRS.

Shares repurchased under Mattel’s share repurchase program resulted in a benefit to Mattel’s earnings per share in 2005 when compared to 2004, by reducing the average number of common shares outstanding. Since inception of the share repurchase program in July 2003, Mattel has repurchased 56.3 million shares, representing 13% of common shares outstanding.

The following table provides a summary of Mattel’s consolidated results for 2005 and 2004 (in millions, except percentage and basis point information):

	For the Year
	2005		2004		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$5,179.0	100.0%	$5,102.8	100.0%	1%

Gross profit	$2,372.9	45.8%	$2,410.7	47.2%	–2%	(140)
Advertising and promotion expenses	629.1	12.1	643.0	12.6	–2%	(50)
Other selling and administrative expenses	1,079.3	20.8	1,036.9	20.3	4%	50

Operating income	664.5	12.8	730.8	14.3	–9%	(150)
Interest expense	76.5	1.5	77.8	1.5	–2%	—
Interest (income)	(34.2)	–0.7	(19.7)	–0.4	74%	(30)
Other non-operating (income), net	(29.8)		(23.5)

Income before income taxes	$652.0	12.6%	$696.2	13.6%	–6%	(100)

Sales

Net sales for 2005 were $5.18 billion, a 1% increase compared to $5.10 billion in 2004, including a 1 percentage point benefit from changes in currency exchange rates. Gross sales within the US decreased 2% from 2004 and accounted for 56% of consolidated gross sales in 2005 compared to 58% in 2004. In 2005, gross sales in international markets increased 5% compared to 2004, including a 1 percentage point benefit from changes in currency exchange rates.

Worldwide gross sales of Mattel Girls & Boys Brands decreased 3% to $3.14 billion in 2005 compared to 2004, including a 1 percentage point benefit from changes in currency exchange rates. Domestic gross sales decreased 10% and international gross sales increased 3%, including a 1 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Barbie® decreased 13% from 2004, including a 1 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Barbie® decreased 21% and international gross sales of Barbie® decreased 7%, including a 1 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Other Girls Brands increased 25% from 2004, including a 1 percentage point benefit from changes in currency exchange rates, primarily driven by sales of Disney Princesses, Pound Puppies™ and Pixel Chix™ worldwide, and Winx Club™ in international markets. Worldwide gross sales in the Wheels category decreased 1% compared to 2004, including a 2 percentage point benefit from changes in currency exchange rates. International gross sales increases in the Hot Wheels® and Tyco® R/C product lines were more than offset by sales declines in the US. Worldwide gross sales in the Entertainment category were flat with the prior year, including a 2 percentage point benefit from changes in currency exchange rates. In the Entertainment category, growth in worldwide sales of Batman™ products was partially offset by sales declines in Yu-Gi-Oh!™ and Harry Potter™ worldwide, and JuiceBox™ in the US.

Worldwide gross sales of Fisher-Price Brands increased 5% to $2.02 billion in 2005 compared to 2004, with no impact from changes in currency exchange rates. Domestic gross sales increased 3%, while international gross sales grew low double digits. Worldwide gross sales of Core Fisher-Price® increased 1% compared to 2004, with no impact from changes in currency exchange rates, primarily driven by infant products and continued growth in the BabyGear™ line internationally. Worldwide gross sales of Fisher-Price® Friends increased 18% compared to 2004, with no impact from changes in currency exchange rates, mainly attributable to the continued strength of the Dora the Explorer™ property.

Gross sales of American Girl Brands increased 15% to $436.1 million in 2005 compared 2004, primarily due to continued strong performance of the American Girl Place® retail stores and the direct channels, driven by the success of the Marisol™ doll and book from the Just Like You™ contemporary line, and doll and book products related to the American Girl® live-action, made-for-TV movies.

Gross Profit

Gross profit, as a percentage of net sales, was 45.8% in 2005 compared to 47.2% in 2004. The decrease in gross profit, as a percentage of net sales, resulted from higher external cost pressures, higher sales of lower margin products, including the impact of sales mix, and higher royalty costs. These factors were partially offset by favorable changes in currency exchange rates and a moderate price increase implemented in January 2005.

Advertising and Promotion Expenses

Advertising and promotion expenses were 12.1% of net sales in 2005, compared to 12.6% in 2004. Mattel expects advertising spending levels for 2006 to be fairly consistent with its 11%-13% historical range to support its plan to invest in the business to drive long-term performance.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.08 billion in 2005, or 20.8% of net sales, compared to $1.04 billion in 2004, or 20.3% of net sales. Other selling and administrative expenses increased in 2005, primarily due to the following:

•	Higher external cost pressures and employee-related costs;

•	Investments in growth initiatives including new product design and development and higher overhead costs in 2005 associated with the American Girl Place® retail store in Los Angeles that will open in 2006; and

•	Net favorable legal settlements in 2004 that did not recur in 2005.

The consolidation of its Mattel Girls & Boys Brands US and Fisher-Price Brands US divisions into one division included the elimination of executive-level positions and resulted in severance charges totaling $7.1 million in 2005, of which $6.1 million resulted from the elimination of the position of president of the Mattel Girls & Boys Brands US division. The overall increase in other selling and administrative expenses was partially offset by a $16.2 million charge for severance in 2004 related to the elimination of approximately 285 positions, resulting from headcount reductions and the relocation of the Matchbox® and Tyco® R/C brands from New Jersey to California and lower incentive compensation in 2005.

Non-Operating Items

Interest expense decreased from $77.8 million in 2004 to $76.5 million in 2005 due to lower average debt in 2005, partially offset by higher average short-term borrowing rates. Interest income increased from $19.7 million in 2004 to $34.2 million in 2005, primarily as a result of higher interest rates. Other non-operating (income), net was $29.8 million in 2005, comprised mainly of a $25.8 million gain from the sale of marketable securities. Other non-operating (income), net was $23.5 million in 2004, comprised mainly of a $22.1 million gain from the sale of marketable securities.

As of December 31, 2005, Mattel held no marketable securities. As of December 31, 2004, the pre-tax unrealized gains on marketable securities held by Mattel were $26.1 million ($16.4 million after-tax).

Provision for Income Taxes

Net income in 2005 was negatively impacted by incremental tax expense of $107.0 million, resulting from Mattel’s decision to repatriate $2.4 billion in previously unremitted foreign earnings under AJCA and was positively impacted by $38.6 million of tax benefit relating to audit settlements with certain tax authorities and the reassessment of tax exposures based on the status of current audits in both the U.S. and abroad. Net income in 2004 was positively impacted by a $65.1 million tax benefit related to an audit settlement with the IRS.

Operating Segment Results

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands. Operating Segment Results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.”

Domestic Segment

Mattel Girls & Boys Brands US gross sales decreased 10% in 2005 compared to 2004. Within this segment, gross sales of Barbie® declined 21% and gross sales of Other Girls Brands increased double-digits, primarily driven by increased sales of Disney Princesses, Pound Puppies™ and Pixel Chix™. Gross sales in the Wheels category decreased 8% driven by sales declines in all the Wheels brands. Gross sales in the Entertainment category decreased double digits, primarily driven by sales declines in Yu-Gi-Oh!™ and JuiceBox™ which offset strong sales of Batman™ products. Management believes that Mattel Girls & Boys Brands US segment sales continue to be negatively impacted by a continued reduction in inventory of Mattel products held by retailers and continued competitive challenges. Mattel Girls & Boys Brands US segment income decreased 37% to $206.5 million in 2005, primarily due to lower sales volume and a decline in gross profit resulting from increased sales of lower margin products, including the impact of sales mix, increased royalty costs and ongoing external cost pressures.

Fisher-Price Brands US gross sales increased 3%, reflecting an increase in sales of Fisher-Price® Friends, driven by the continued success of the Dora the Explorer™ property. Sales increases in Fisher-Price® Friends were partially offset by a decrease in sales of Power Wheels® and a decrease in sales of Core Fisher Price® products, which included strong sales of infant and BabyGear™ lines. Fisher-Price Brands US segment income was $173.0 million in 2005, which was flat compared to 2004, primarily due to higher sales volume offset by higher employee-related costs, additional investment in product design and development, and ongoing external cost pressures.

American Girl Brands gross sales increased 15%, primarily as a result of the continued strong performance of the American Girl Place® retail stores and the direct channels, driven by the success of the Marisol™ doll and book from the Just Like You™ contemporary line, and doll and book products related to the American Girl® live-action, made-for-TV movies. American Girl Brands segment income increased 37% to $106.2 million in 2005, driven by higher sales volume, improved gross profit, and tight management of costs.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2005 versus 2004:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Europe	—	(1)
Latin America	23	8
Asia Pacific	7	2
Other	(3)	5

Total International	5	1

International gross sales increased 5% in 2005 compared to 2004, including a 1 percentage point benefit from changes in currency exchange rates. Gross sales of Barbie® decreased 7%, including a 1 percentage point benefit from changes in currency exchange rates and gross sales of Other Girls Brands increased double-digits, including a 2 percentage point benefit from changes in currency exchange rates, primarily driven by increased sales of Disney Princesses, Pound Puppies™ and Winx Club™. Gross sales in the Wheels category grew by mid single-digits in 2005 compared to 2004, mainly due to growth in sales of Hot Wheels® products. Gross sales in the Entertainment category increased by double-digits in 2005 compared to 2004, primarily due to strong sales in the male-action properties including Batman™, Robots™ and MegaMan™, partially offset by declines in Harry Potter™ and Yu-Gi-Oh!™ properties. Fisher-Price Brands gross sales increased 11%, including a 1 percentage point benefit from changes in currency exchange rates, due to strong growth in Core Fisher-Price® products, primarily infant and BabyGear™ lines, and Fisher-Price® Friends, mainly Dora the Explorer™ properties. International segment income increased 6% to $316.2 million in 2005, as a result of an increase in sales volume, benefits from changes in currency exchange rates and a modest price increase, partially offset by increased external cost pressures, higher employee-related costs and investments in emerging international markets.

2004 Compared to 2003

Consolidated Results

Net sales for 2004 were $5.10 billion, a 3% increase compared to $4.96 billion in 2003, including a benefit from changes in currency exchange rates of 2 percentage points. Net income for 2004 was $572.7 million, or $1.35 per diluted share, as compared to net income of $537.6 million, or $1.22 per diluted share, for 2003. Gross profit, as a percentage of net sales, declined from 49.0% in 2003 to 47.2% in 2004. Sales of lower margin products, including the impact of sales mix, value enhancement initiatives, change in classification of close out sales, higher royalty costs and ongoing external cost pressures were the primary drivers for the decline in gross profit. Income generated from operations before income taxes declined in absolute dollars and as a percentage of net sales in 2004 compared to 2003. Contributing to this decline was a pre-tax charge of $16.2 million, primarily related to the elimination of approximately 285 positions as a result of headcount reductions at certain domestic and international locations, and integration of the Matchbox® and Tyco® R/C business located in New Jersey into the Hot Wheels® business in California to take advantage of synergies in the Wheels business. These increased costs were partially offset by gains on the sale of investments, net favorable legal settlements and a positive benefit from changes in currency exchange rates. A settlement with the IRS resulted in a net benefit of $65.1 million in the 2004 provision for income taxes in the consolidated statement of operations. Net income for 2003 included a pre-tax charge of $26.3 million ($20.0 million after-tax) related to the financial realignment plan, which was completed in 2003. In 2003, Mattel also recognized pre-tax income of $7.9 million ($5.0 million after-tax) representing an adjustment to a reserve accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon. The combined effect of these items was a net after-tax charge of $15.0 million for 2003.

Shares repurchased under Mattel’s share repurchase program resulted in a benefit to Mattel’s earnings per share in 2004 when compared to 2003, by reducing the average number of common shares outstanding.

In the second quarter of 2004, a major thunderstorm damaged a Mattel distribution center located in Texas, which warehouses and distributes finished product for Mattel. Mattel carried insurance for this risk and in the fourth quarter of 2004, Mattel settled its claim with its insurance carrier. This event did not have a material impact on the results of operations for 2004.

The following table provides a summary of Mattel’s consolidated results for 2004 and 2003 (in millions, except percentage and basis point information):

	For the Year
	2004		2003		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$5,102.8	100.0%	$4,960.1	100.0%	3%

Gross profit	$2,410.7	47.2%	$2,429.5	49.0%	–1%	(180)
Advertising and promotion expenses	643.0	12.6	636.1	12.8	1%	(20)
Other selling and administrative expenses	1,036.9	20.3	1,002.9	20.3	3%	—
Restructuring and other charges	—	—	4.8	0.1	–100%	(10)

Operating income	730.8	14.3	785.7	15.8	–7%	(150)
Interest expense	77.8	1.5	80.6	1.6	–3%
Interest (income)	(19.7)	–0.4	(18.9)	–0.4	4%
Other non-operating (income), net	(23.5)		(16.8)		40%

Income before income taxes	$696.2	13.6%	$740.8	14.9%	–6%	(130)

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

During the fourth quarter of 2003, Mattel changed the way certain close out sales were classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Effective October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of operations. This change in classification had no impact on gross profit, net income, net income per common share, balance sheets or cash flows for any date or period presented. For the fourth quarter of 2003, close out sales, which were included in reported net sales, were $19.2 million. In 2004, close out sales represented 80 basis points of sales growth for the year, and had a negative impact on gross profit, as a percentage of net sales, of 40 basis points. For the first three quarters of 2003, close out sales classified as a reduction of cost of sales were $38.1 million. See Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data—Notes 1, 11 and 12 to the Consolidated Financial Statements.”

Worldwide gross sales of Mattel Girls & Boys Brands decreased 1% to $3.2 billion in 2004 compared to 2003, including a 3 percentage point benefit from changes in currency exchange rates. Domestic gross sales decreased 5% and international gross sales increased 4%, including a 6 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Barbie® decreased 8% from 2003, including a benefit from changes in currency exchange rates of 3 percentage points. Domestic gross sales of Barbie® decreased 15% and international gross sales of Barbie® decreased 3%, including a 5 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Other Girls Brands decreased 10% from 2003, including a 3 percentage point benefit from changes in currency exchange rates. Sales of new product introductions in Other

Girls Brands were more than offset by declining sales of discontinued product lines. Worldwide gross sales in the Wheels category increased 3% compared to 2003, including a 3 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of the Hot Wheels® product line increased compared to 2003, driven by double digit growth internationally resulting from new product introductions. Worldwide gross sales in the Entertainment category increased 22% compared to 2003, including a 3 percentage point benefit from changes in currency exchange rates, mainly attributable to strong sales of Scene It?™ and the launch of Mattel’s personal video player, JuiceBox™, and continued strength in male action entertainment properties such as Batman™, MegaMan™ and Yu-Gi-Oh!™.

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

Gross sales of American Girl Brands increased 10% to $379.1 million in 2004 compared to 2003, due primarily to the success of the American Girl Place® retail store in New York City which opened in November 2003, and increased sales of the historical collection dolls and accessories driven by the first American Girl® live-action, made-for-TV movie, which aired in November 2004.

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

Non-Operating Items

Interest expense decreased from $80.6 million in 2003 to $77.8 million in 2004. Lower average long-term debt in 2004, as a result of the repayment of $180.0 million in long-term debt during 2003, partially offset by higher average short-term borrowings in 2004, were the primary causes of the decrease. Other non-operating (income), net was $23.5 million in 2004, comprised mainly of a $22.1 million gain from the sale of marketable securities. Other non-operating (income), net was $16.8 million in 2003, including a $15.5 million gain from the sale of marketable securities and a $7.8 million gain from an insurance recovery related to the shareholder litigation related to the 1999 acquisition of Learning Company that was settled in 2002, partially offset by foreign currency transaction losses of $10.0 million. Foreign currency transaction gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the period in which the exchange rate changes. See Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements” for a discussion of the shareholder litigation.

At December 31, 2004, the pre-tax unrealized gains on marketable securities held by Mattel were $26.1 million ($16.4 million after-tax).

Provision for Income Taxes

In the fourth quarter of 2004, Mattel reached a settlement with the IRS regarding the examination of Mattel’s US federal income tax returns for the years 1998 through 2001. The settlement resulted in a net benefit of $65.1 million from changes in tax estimates, and the benefit is reflected in the 2004 provision for income taxes in the consolidated statement of operations.

Operating Segment Results

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands. Operating Segment Results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.”

Domestic Segment

Mattel Girls & Boys Brands US gross sales decreased 5% in 2004 compared to 2003. Within this segment, gross sales of Barbie® declined 15%, partially offset by strong sales growth in the Entertainment category. Management believes that Mattel Girls & Boys Brands US segment sales continue to be negatively impacted by a continued reduction in inventory of Mattel products held by retailers and continued competitive challenges. During 2004, management developed a new strategy designed to regain relevance with girls by making improvements in the product line and launching a new brand campaign highlighting a fresher image, which resulted in improved performance at retail and increased category share. Mattel Girls & Boys Brands US segment income decreased 16% to $326.3 million in 2004, primarily due to lower sales volume and a decline in gross profit resulting from increased sales of lower margin products, including the impact of sales mix, value enhancement initiatives, increased royalty costs and ongoing external cost pressures.

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

American Girl Brands gross sales increased 10%, primarily as a result of the success of the American Girl Place® retail store in New York City, which opened in November 2003, and increased sales of the historical collection dolls and accessories driven by the first American Girl® live-action, made-for-TV movie, which aired in November 2004. American Girl Brands segment income increased 25% to $77.5 million in 2004, driven by higher sales volume and improved gross profit, partially offset by higher overhead costs associated with its American Girl Place® retail store in New York City.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2004 versus 2003:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Europe	4	8
Latin America	13	(2)
Asia Pacific	19	6
Other	6	5

Total International	7	5

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

Financial Realignment Plan

In 2003, Mattel completed its financial realignment plan, originally announced during the third quarter of 2000, which was designed to improve gross profit, other selling and administrative expenses, operating income, and cash flows. During the duration of the plan, Mattel recorded a total pre-tax charge of $250.0 million, or approximately $171 million after-tax, of which approximately $123 million represented cash expenditures and $48 million represented non-cash asset write-downs.

Mattel exceeded the targeted initial cumulative pre-tax cost savings of approximately $200 million, achieving cumulative pre-tax cost savings of approximately $221 million by the end of 2003, of which approximately $79 million was realized in 2003.

Charges relating to the financial realignment plan were recorded in the following captions in the consolidated statements of operations (in millions):

For the Year
2003
Gross profit	$4.1
Other selling and administrative expenses	8.6
Restructuring and other charges	12.7
Other non-operating (income) expense, net	0.9

Pre-tax charges	$26.3

In 2003, as part of its financial realignment plan, Mattel announced the consolidation of its US Girls and US Boys—Entertainment segments into one segment, renamed Mattel Brands US (now Mattel Girls & Boys Brands US). Costs associated with this reorganization included the elimination of approximately 5% of executive-level positions, including the position of president of the Girls division. Also in 2003, Mattel substantially completed the consolidation of two of its manufacturing facilities in Mexico to streamline manufacturing within North America.

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

Mattel recorded pre-tax restructuring charges of $12.7 million during 2003, of which no amounts remain unpaid as of December 31, 2005. These charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and American Girl, costs associated with the North American Strategy, closure of certain international offices, and consolidation of facilities. From the inception of the plan through 2003, Mattel terminated the employment of approximately 2,570 employees.

The components of the restructuring charge and reconciliation of the liability are as follows (in millions):

	Severance and Other Compensation	Lease Termination Costs	Other	Total Restructuring Charge
Balance at December 31, 2002	$3.9	$1.3	$0.6	$5.8
2003 charges	12.9	(0.3)	0.1	12.7
Amounts incurred	(16.2)	(0.6)	(0.6)	(17.4)

Balance at December 31, 2003	0.6	0.4	0.1	1.1
Amounts incurred	(0.5)	(0.4)	(0.1)	(1.0)

Balance at December 31, 2004	0.1	—	—	0.1
Amounts incurred	(0.1)	—	—	(0.1)

Balance at December 31, 2005	$—	$—	$—	$—

In 2003, Mattel recorded a net restructuring charge totaling $4.8 million in the consolidated statement of operations, representing $12.7 million of restructuring charges related to the financial realignment plan that were partially offset by a $7.9 million adjustment to a reserve accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon.

Income Taxes

Mattel’s effective tax rate on income before income taxes in 2005 was 36.0% compared to 17.7% in 2004. The 2005 income tax provision includes estimated US federal and state taxes of $107.0 million related to Mattel’s repatriation of $2.4 billion in qualifying dividends from Mattel’s foreign subsidiaries pursuant to AJCA. The 2005 effective tax rate also includes a tax benefit of $38.6 million related to settlements reached with various tax authorities and a reassessment of tax exposures based on the status of current audits in various jurisdictions around the world. The IRS has completed its examination of Mattel’s US federal income tax returns through 2003.

On October 22, 2004, AJCA was signed into law. Among its various provisions, AJCA creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Mattel repatriated $2.4 billion in foreign earnings during 2005. The statement of operations for the year ended December 31, 2005, includes a provision for income taxes of $107.0 million for the total amount of earnings repatriated. Management’s domestic reinvestment plan for the reinvestment and repatriation of foreign earnings under AJCA was completed and approved by Robert A. Eckert, Mattel’s Chairman and Chief Executive Officer, on April 14, 2005. Mattel’s Board of Directors approved this domestic reinvestment plan on November 18, 2005.

Mattel’s effective tax rate on income before income taxes decreased in 2004 to 17.7% as compared to 27.4% in 2003 due to a net benefit of $65.1 million resulting from a settlement with the IRS regarding the examination of Mattel’s US federal income tax returns for the years 1998 through 2001.

Management believes the effective tax rate applied to income earned in future periods will be more consistent with the effective tax rate in 2003.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity over the last three years have been cash on hand at the beginning of the year, cash flows generated from operations and short-term borrowings. Cash flows from operations could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

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

The repatriation of foreign earnings under AJCA did not change management’s view of Mattel’s capital and investment framework. The movement of cash into the US from offshore may allow Mattel to reduce its seasonal working capital borrowings in the US and will provide Mattel with greater flexibility to fund activities in other areas in accordance with its capital and investment framework.

Operating Activities

Cash flows generated from operating activities were $466.7 million during 2005, compared to $570.4 million in 2004 and $604.8 million in 2003. The decrease in cash flows from operating activities in 2005 from 2004 was primarily due to lower net income and a change in working capital requirements, mainly due to payments made in 2005 related to year-end 2004 accruals to vendors and foreign tax authorities. The decrease in cash flows from operating activities in 2004 from 2003 was primarily due to higher working capital requirements attributable to payments made in 2004 related to year end 2003 accruals for incentive compensation and the shareholder litigation settlement. Additionally, Mattel entered 2004 with relatively lower levels of accounts receivable and inventories than in 2003 due to working capital improvements achieved during 2003.

Investing Activities

Cash flows used for investing activities were $82.2 million during 2005, and primarily related to investments in tooling to support existing and new products and Mattel’s long-term information technology strategy, partially offset by proceeds from the sale of marketable securities. Cash flows used for investing activities were lower in 2005 as compared to 2004 due to higher proceeds from the sale of investments and lower payments for businesses acquired in 2005, partially offset by higher investments in other property, plant and equipment in 2005 as a result of investment in Mattel’s long-term information technology strategy and spending associated with the construction of the new American Girl Place® in Los Angeles. In 2004, Mattel used cash flows for investing activities of $108.1 million. Capital expenditures were partially offset by proceeds from the sale of investments and property, plant and equipment, primarily related to the disposal of property in Mexico that was no longer needed when manufacturing operations in Mexico were combined as part of the financial realignment plan. The decrease in cash flows used for investing activities in 2004 as compared to 2003 was mainly due to higher spending in 2003 associated with the construction of the new American Girl Place® in New York City, expansion of manufacturing facilities in Mexico as part of the financial realignment plan, and reduced spending in 2004 on information technology. In 2003, Mattel used cash flows for investing activities of $180.8 million, primarily to support existing and new products, its long-term information strategy, certain financial realignment plan initiatives and the construction of the new American Girl Place® in New York City that opened in the fourth quarter of 2003. These costs were partially offset by the sale of investments in 2003.

Financing Activities

Cash flows used for financing activities increased $71.0 million to $537.3 million in 2005 compared to 2004, primarily due to the repayment of $150.0 million of 6 1/8% senior notes in July 2005 and the 10.15% mortgage note for $39.1 million in November 2005 upon maturity, higher dividends paid and an increase in treasury stock repurchases in 2005, partially offset by $225.0 million of proceeds from the MAPS term loan facility and $100.0 million under the MAPS revolving loan facility. In 2004, cash flows used for financing activities decreased $88.1 million from 2003, primarily due to the repayment of $150.0 million of 6% senior notes in 2003 upon maturity, partially offset by increased dividends paid in 2004 and reduced cash from employee stock option exercises.

In July 2003, Mattel’s Board of Directors approved a share repurchase program of up to $250.0 million. During 2003, Mattel repurchased 12.7 million shares at a cost of $244.4 million pursuant to this program. In November 2003, the Board of Directors approved an increase to the share repurchase program of an additional $250.0 million. During 2004, Mattel repurchased 14.7 million shares at a cost of $255.1 million. In 2005, the Board of Directors approved the repurchase of an additional $500.0 million of Mattel’s common stock. During 2005, Mattel repurchased 28.9 million shares at a cost of $500.4 million, of which $487.1 million was paid during 2005. There were no remaining authorized funds for share repurchases as of December 31, 2005. In January 2006, the Board of Directors authorized Mattel to increase its share repurchase program by an additional $250.0 million. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

In 2005, 2004 and 2003, Mattel paid a $0.50 per share, $0.45 per share and $0.40 per share dividend to holders of its common stock, respectively. The Board of Directors declared the dividend in November, and Mattel paid the dividend in December of each year. The dividend payments were $200.5 million, $186.9 million and $171.3 million in 2005, 2004 and 2003, respectively.

Seasonal Financing

Mattel maintains and periodically amends or replaces a domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated in March 2005 and the expiration date of the facility was extended to March 23, 2010. The other terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2005. As of December 31, 2005, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.33 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 11.81 to 1 (compared to a minimum allowed of 3.50 to 1).

On December 9, 2005, Mattel, MAPS, a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed the MAPS facility which provides for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid by MAPS on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008 and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest is charged at various rates selected by Mattel based on Eurodollar rates or bank reference rates. In connection with the MAPS facility, Mattel executed a Continuing Guaranty Agreement pursuant to which Mattel unconditionally guaranteed the obligations of MAPS arising pursuant to the MAPS facility. The MAPS facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios at the end of each fiscal quarter and fiscal year, using the formulae specified and ratios allowed in the MAPS facility to calculate the ratios. The formulae specified in the MAPS facility are the same as those required by the domestic unsecured committed revolving credit facility. Mattel was in compliance with such covenants at December 31, 2005.

The domestic unsecured committed revolving credit facility and the MAPS facility are material agreements and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facilities. If Mattel defaulted under the terms of the domestic unsecured committed revolving credit facility or the

MAPS facility, its ability to meet its seasonal financing requirements could be adversely affected. See Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements.”

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2005, foreign credit lines total approximately $187 million, a portion of which are used to support letters of credit. Mattel expects to extend these credit lines throughout 2006.

In October 2005, two major credit rating agencies changed Mattel’s long-term credit rating outlook to negative and one of the credit rating agencies reduced Mattel’s short-term credit rating. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

Mattel believes its cash on hand at the beginning of 2006, amounts available under its domestic unsecured committed revolving credit facility, the MAPS facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2006. As of December 31, 2005, Mattel had available incremental borrowing resources totaling approximately $1.2 billion under its domestic unsecured committed revolving credit facility, the MAPS facility and foreign credit lines.

Mattel has a $300.0 million domestic receivables sales facility that is a sub-facility of Mattel’s domestic unsecured committed revolving credit facility. The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the amount available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold. Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A., as administrative agent, Citicorp USA, Inc. and Barclays Bank PLC, as co-syndication agents, and Societe Generale and BNP Paribas, as co-documentation agents. Pursuant to the domestic receivables facility, Mattel Sales Corp. and Fisher-Price, Inc. (which are wholly-owned subsidiaries of Mattel) can sell eligible trade receivables from Wal-Mart and Target to Mattel Factoring, Inc. (“Mattel Factoring”), a Delaware corporation and wholly-owned, consolidated subsidiary of Mattel. Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility. Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group. Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable in its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

Mattel International Holdings B.V., a company incorporated in the Netherlands, Mattel France S.A.S., a company incorporated in France, and Mattel GmbH, a company incorporated in Germany, each of which is a subsidiary of Mattel, and Societe Generale Bank Nederland N.V. are parties to a Master Agreement for the Transfer of Receivables establishing a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to Societe Generale Bank Nederland N.V. As with the domestic receivables facility, each sale of accounts receivable is recorded in Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European trade receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Bank Nederland N.V. and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH effective June 24, 2005, the commitment termination date for the European trade receivables facility was extended to June 23, 2006.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows (in thousands):

	December 31,
	2005	2004
Receivables sold pursuant to the:
Domestic receivables facility	$251,372	$253,378
European receivables facility	95,946	93,766
Other factoring arrangements	95,763	99,117

	$443,081	$446,261

Financial Position

Mattel’s cash and equivalents were $997.7 million at December 31, 2005, a decrease of $159.1 million from 2004. The decrease was primarily driven by treasury stock repurchases of $487.1 million, the repayment of the $150.0 million 6 1/8% notes in July 2005 and the 10.15% mortgage note for $39.1 million in November 2005 upon maturity and payment of dividends on common stock of $200.5 million, partially offset by cash flows generated by operating activities, $225.0 million of proceeds under the MAPS term loan facility and $100.0 million under the MAPS revolving loan facility. Accounts receivable were flat at December 31, 2005 as compared to 2004. Inventories decreased $41.7 million to $376.9 million at December 31, 2005, mainly due to tighter management of inventory levels by Mattel, and changes in currency exchange rates. Based on its analysis of point of sale information, management believes that inventory levels of Mattel products at retail were lower at December 31, 2005 than 2004.

Current portion of long-term debt decreased $89.1 million to $100.0 million at December 31, 2005, compared to December 31, 2004 due to the repayment of $150.0 million of 6 1/8% senior notes in July 2005 and the 10.15% mortgage note for $39.1 million in November 2005, partially offset by the reclassification of $50.0 million of medium-term notes and $50.0 million of the MAPS term loan facility, which mature within twelve months. Accounts payable, accrued liabilities and income taxes payable decreased $263.9 million from December 31, 2004 to $1.2 billion, mainly due to lower income taxes payable, primarily as a result of higher payments of income taxes in foreign jurisdictions, changes in currency exchange rates, lower payables to vendors and lower advertising accruals.

A summary of Mattel’s capitalization is as follows (in millions, except percentage information):

	December 31,
	2005		2004
Medium-term notes	$350.0	12%	$400.0	13%
Term loan	175.0	6	—	—

Total long-term debt	525.0	18	400.0	13
Other long-term liabilities	282.4	10	243.5	8
Stockholders’ equity	2,101.7	72	2,385.8	79

	$2,909.1	100%	$3,029.3	100%

Total long-term debt increased $125.0 million at December 31, 2005 compared to December 31, 2004 due to the aforementioned proceeds from the MAPS term loan facility of $225.0 million, partially offset by the reclassification of $50.0 million of medium term notes and $50.0 million of the term loan payable during 2006 to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments. Stockholders’ equity of $2.1 billion at December 31, 2005 decreased $284.1 million from December 31, 2004, primarily as a result of the treasury stock repurchases and payment of the annual dividend on common stock in the fourth quarter of 2005, partially offset by net income in 2005.

Mattel’s debt-to-capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 20.6% at December 31, 2004 to 26.1% at December 31, 2005 due to the borrowings under the MAPS facility of $325.0 million, treasury stock repurchases and the payment of the annual dividend on common stock, partially offset by the repayment of the senior note and mortgage note during 2005 and lower net income in 2005 than in 2004. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

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

Mattel’s commitments for debt and other contractual obligations expected to be settled in cash are summarized as follows (in millions):

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$625.0	$100.0	$100.0	$175.0	$50.0	$50.0	$150.0
Interest on long-term debt	143.4	38.7	32.4	25.6	16.1	12.5	18.1
Capital leases*	9.1	0.3	0.3	0.3	0.3	0.3	7.6
Operating leases	369.0	62.0	58.0	48.0	35.0	29.0	137.0
Purchases of inventory, other assets and services	217.4	196.6	20.8	—	—	—	—
Licensing minimum guarantees	203.0	60.0	50.0	30.0	30.0	20.0	13.0
Defined benefit and postretirement benefit plans	247.4	22.8	22.6	23.7	23.3	22.7	132.3

Total	$1,814.3	$480.4	$284.1	$302.6	$154.7	$134.5	$458.0

*	Represents total obligation, including imputed interest of $6.8 million.

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

In November 2002, the parties to the federal cases negotiated and thereafter memorialized in a final settlement agreement a settlement of all the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. The District Court granted final approval to the settlement in September 2003, and judgments were entered accordingly. On October 9, 2003, a group of persons purporting to be members of the §14(a) class filed a notice of appeal (such group of persons, the “Appellant”), challenging the manner in which the $122.0 million was allocated between the §10(b) class and the §14(a) class. On July 29, 2005, the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s approval of the settlement. At the end of October 2005, the Appellant filed a petition for writ of certiorari before the United States Supreme Court, which was denied by that Court on January 9, 2006. The Appellant’s time to seek rehearing of the denial of review has expired, and thus the District Court’s approval of the settlement has become final.

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

Environmental

Fisher-Price

Fisher-Price has executed a consent order with the State of New York to implement a groundwater remediation system at one of its former manufacturing facilities. The execution of the consent order was in response to the New York State Department of Environmental Conservation (“NYSDEC”) Record of Decision issued in March 2000. The NYSDEC approved a conceptual work plan in March 2001. One component of the remedial program mandated by the NYSDEC involves discharging the remediation wastewater into the publicly owned treatment works (“POTW”), which is owned and operated by the Village of Medina, New York. In June 2003, the Village of Medina approved the discharge of wastewater from the groundwater collection system into the POTW as part of a short-term, pilot scale pumping test to evaluate water quantity and quality necessary to complete the remedial design. The pilot program was successfully conducted in November 2003, and plans are underway to implement the actual groundwater remediation program. In 2005, Mattel constructed a ground water pumping system and began pumping groundwater to the Village of Medina. The ultimate liability associated with this cleanup presently is estimated to be approximately $2.3 million, approximately $2.0 million of which has been incurred through December 31, 2005.

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

Prior to 2003, Mattel recorded pre-tax charges totaling $19.0 million related to this property. During 2004 and 2003, Mattel recognized pre-tax income of $0.9 million and $7.9 million, respectively, representing adjustments to the reserve accrued in 1999 associated with the closure of the Beaverton facility. Costs totaling approximately $5.8 million have been incurred through December 31, 2005 for the Beaverton property, largely related to environmental remediation, attorney fees, consulting work and an employee medical screening program. In January 2003, Mattel entered into a settlement with the ODEQ resolving its cleanup liability in return for a contribution of $0.4 million to the cleanup, which is being performed by the company that caused the contamination. The remaining liability of approximately $4.3 million as of December 31, 2005 represents estimated amounts to be incurred for employee medical screening, project management, and other costs related to the Beaverton property.

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

Effects of Inflation

Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2005, 2004 or 2003. The US Consumer Price Index increased 3.4% in 2005, 3.3% in 2004 and 1.9% in 2003. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability under certain circumstances at certain times to pass on higher prices to its customers.

Employee Savings Plan

Mattel sponsors a 401(k) savings plan, the Mattel Personal Investment Plan, for its domestic employees. Mattel makes employer contributions in cash and allows employees to allocate both their own contributions and employer contributions to a variety of investment funds, including a fund that is fully invested in Mattel common stock (the “Mattel Stock Fund”). Employees are not required to allocate any funds to the Mattel Stock Fund, which allows employees to limit or eliminate their exposure to market changes in Mattel’s stock price. Furthermore, Mattel’s plan limits an employee’s allocation to the Mattel Stock Fund a percentage of the employee’s total account balance, which is currently 50%. Employees may generally reallocate their account balances on a daily basis. The only limitation on the frequency of reallocations applies to changes involving the Mattel Stock Fund by employees classified as insiders or restricted personnel under Mattel’s insider trading policy. Pursuant to Mattel’s insider trading policy, insiders and restricted personnel are limited to certain window periods for making allocations into or out of the Mattel Stock Fund.

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

On a consolidated basis, a small number of customers account for a large share of Mattel’s net sales and accounts receivable. For 2005, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 45% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 54% of net sales. As of December 31, 2005, Mattel’s three largest customers accounted for approximately 33% of net accounts receivable, and its ten largest customers accounted for approximately 45% of net accounts receivable. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US. The customers and the degree of concentration vary depending upon the region or nation. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.

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

The following table summarizes Mattel’s allowance for doubtful accounts at December 31 (in millions, except percentage information):

	2005	2004	2003
Allowance for doubtful accounts	$24.6	$32.8	$27.5
As a percentage of total accounts receivable	3.1%	4.1%	4.8%

Mattel’s allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, such as a bankruptcy filing of a customer, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between December 31, 2005 and 2004 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is also affected by the time at which uncollectible accounts receivable balances are actually written off.

Mattel believes that its allowance for doubtful accounts at December 31, 2005 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts of $24.6 million, or 3.1% of accounts receivable, at December 31, 2005 may not prove to be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.

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

Additionally, current conditions in the domestic and global economies are uncertain. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts of the economy, including the markets in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth or contraction in the markets it serves and demand for its products, the prevailing economic uncertainties render estimates of future demand for product more difficult. Such economic changes may affect the sales of Mattel’s products and its corresponding inventory levels, which would potentially impact the valuation of its inventory.

At the end of each quarter, management within each business segment, Mattel Girls & Boys Brands US, Fisher-Price Brands US, American Girl Brands and International, performs a detailed review of its inventory on an item by item basis and identifies which products are believed to be obsolete or slow-moving. Management assesses the need for, and the amount of, an obsolescence reserve based on the following factors:

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

The following table summarizes Mattel’s obsolescence reserve at December 31 (in millions, except percentage information):

	2005	2004	2003
Allowance for obsolescence	$60.5	$65.2	$53.6
As a percentage of total inventory	13.8%	13.5%	12.1%

The decrease in the allowance from 2004 to 2005 was mainly due to the utilization of reserves created for specifically-identified inventory in 2004. The increase from 2003 to 2004 in the allowance for obsolescence was mainly due to the specific identification of excess inventory that was impaired as of December 31, 2004. Management believes that its allowance for obsolescence at December 31, 2005 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.

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

At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. At December 31, 2005, Mattel determined the discount rate for its domestic benefit plans to be 5.4% as compared to 5.7% and 6.0% for the years ended 2004 and 2003, respectively. In estimating this rate, Mattel reviews rates of return on high quality, corporate bond indices. Assuming all other benefit plan assumptions remain constant, the decrease in the discount rate from 5.7% to 5.4% will result in an increase in benefit plan expense during 2006 of approximately $1.1 million.

The rate of future compensation increases used by Mattel for its domestic defined benefit pension plans averaged 4.4% for 2005, 2004 and 2003, based on plan demographics. This assumption is reviewed annually based on historical salary increases for participants in the defined benefit pension plans. This assumption impacts the service and interest cost components of plan income or expense.

The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return for its domestic defined benefit pension plans was 8.0% in 2005, 2004 and 2003. Assuming all other benefit plan assumptions remain constant, a 1 percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense of approximately $2.4 million.

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 10.0% in 2005 to 5.0% in 2010, with rates assumed to stabilize in 2010 and thereafter, were used in determining plan expense for 2005. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2005, Mattel adjusted the health care cost trend rates for its other postretirement benefits plans to range from 9.0% in 2006 reducing to 5.0% in 2010, with rates assumed to stabilize in 2010 and thereafter. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would increase benefit plan expense during 2006 by approximately $0.8 million.

A 1 percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2005 by approximately $6 million and $(5) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2005 by approximately $0.3 million and $(0.3 million), respectively.

Valuation of Goodwill

Effective on January 1, 2002, Mattel adopted SFAS No. 142, which superseded Accounting Principles Board Opinion (“APB”) No. 17, Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. In accordance with the adoption of SFAS No. 142, Mattel ceased amortization of goodwill effective January 1, 2002.

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

SFAS No. 142 requires that goodwill be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. Mattel’s reporting units for purposes of applying the provisions of SFAS No. 142 are: Mattel Girls Brands US division, Mattel Boys Brands US division, Fisher-Price Brands US, American Girl Brands and International. Goodwill is allocated to Mattel’s reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. For each of the reporting units, the fair value of the reporting unit exceeded its carrying amount. As of September 30, 2005, Mattel performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired. Between September 30 and December 31, 2005, there were no events or circumstances that indicated the impairment test should be performed again at December 31, 2005.

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

Income Taxes

Mattel’s income tax provision and related income tax assets and liabilities are based on actual and expected future income, US and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which Mattel operates. Management believes that the accounting estimate related to income taxes is a “critical accounting estimate” because significant judgment is required in interpreting tax regulations in the US and in foreign jurisdictions, determining Mattel’s worldwide tax positions, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect Mattel’s consolidated financial statements.

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. As a result, the effective tax rate reflected in Mattel’s consolidated statements of operations is different than that reported in Mattel’s tax returns filed with the taxing authorities. Some of these differences are permanent, such as expenses that are not deductible in Mattel’s tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred income tax assets and liabilities. Deferred income tax assets generally represent items that can be used as a tax deduction or credit in Mattel’s tax returns in future years for which Mattel has already recorded a tax benefit in its consolidated statement of operations. Mattel records a valuation allowance to reduce its deferred income tax assets if, based on the weight of available evidence, management believes expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. Management evaluates the level of Mattel’s valuation allowances at least annually, and more frequently if actual operating results differ significantly from forecasted results.

Management believes that Mattel’s tax positions are fully supported, but establishes reserves for certain tax return positions that are likely to be challenged by the applicable taxing authority. Management reviews these reserves in light of changing facts and circumstances, such as the progress and ultimate settlement of a tax audit and developments in applicable law, and adjusts these reserves accordingly. In 2005, Mattel reduced its total income tax reserves by $38.6 million as a result of settlements reached with various taxing authorities and a reassessment of tax exposures based on the status of current audits in various jurisdictions around the world. In the fourth quarter of 2004, Mattel reached a settlement with the IRS regarding the examination of Mattel’s US federal income tax returns for the years 1998 through 2001. The settlement resulted in a net benefit of $65.1 million from changes in tax estimates, and the benefit is reflected in the 2004 provision for income taxes in the consolidated statement of operations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s provision for income taxes, net income and deferred income tax assets and liabilities.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), Mattel must determine the appropriate fair value method to be used for valuing share-based payments, the expense attribution method for compensation cost and the transition method to be used at the time of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation cost be recorded for all unvested stock options, restricted stock and restricted stock units beginning in the first quarter of adoption of SFAS No. 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options, restricted stock and restricted stock units beginning with the first period restated.

In April 2005, the Securities Exchange Commission amended Rule S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended rule, Mattel is required to adopt SFAS No. 123(R) on January 1, 2006. In 2006, Mattel plans to use the prospective method of adoption under SFAS No. 123(R), and for new grants, to attribute expense to the service periods through the straight-line method. In December 2005, the Compensation Committee of the Board of Directors of Mattel approved the acceleration of vesting of certain outstanding unvested stock options primarily to avoid future compensation expense for those stock options, and because there may be future benefits for the provision for income taxes for financial reporting purposes. See Item 8 “Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements, Stock-Based Compensation.” Mattel is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will negatively impact its results of operations; however, the amount and materiality of the impact will depend on the amount and type of share-based payments granted in future periods.

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

SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Mattel does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations and financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable, whereas APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Mattel does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations and financial position.

Non-GAAP Financial Measure

In this Annual Report on Form 10-K, Mattel includes a non-GAAP financial measure, gross sales, which it uses to analyze its operations and to monitor, assess and identify meaningful trends in its operating and financial performance. Net sales, as reported in the consolidated statements of operations, include the impact of sales adjustments, such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments. Consistent with its segment reporting, Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit, brand and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the detail of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with individual products.

A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows (in thousands):

	For the Year
	2005	2004	2003
Revenues
Domestic:
Mattel Girls & Boys Brands US	$1,364,922	$1,511,550	$1,594,144
Fisher-Price Brands US	1,358,562	1,319,200	1,265,224
American Girl Brands	436,085	379,112	344,446

Total Domestic	3,159,569	3,209,862	3,203,814
International	2,463,984	2,336,236	2,175,709

Gross sales	5,623,553	5,546,098	5,379,523
Sales adjustments	(444,537)	(443,312)	(419,423)

Net sales	$5,179,016	$5,102,786	$4,960,100

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah were the primary transactions that caused currency transaction exposure for Mattel during 2005, 2004, and 2003. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income), net based on the nature of the underlying transaction. Transaction gains or losses on intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during 2005 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling and Mexican peso.

Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2005 are shown in the following table. All contracts are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah, Thai baht and Chilean peso contracts that are maintained by entities with either a rupiah, baht or Chilean peso functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of US dollars)

Euro*	$206,229	1.18	$206,530	$187,058	1.23	$181,073
Canadian dollar*	—	—	—	73,765	0.85	75,196
British pound sterling*	—	—	—	35,922	1.73	35,830
Japanese yen	1,640	116.51	1,625	4,436	117.30	4,420
Australian dollar*	34,752	0.72	35,174	4,471	0.76	4,315
Swiss franc	14,033	1.32	14,065	—	—	—
Mexican peso	73,949	10.76	74,676	7,383	10.79	7,414
Indonesian rupiah	40,786	9,951	40,174	—	—	—
New Zealand dollar*	5,974	0.67	6,085	—	—	—
Chilean peso	—	—	—	5,120	526.19	5,242
Taiwanese dollar	—	—	—	9,111	33.31	9,274
Singapore dollar	—	—	—	1,386	1.66	1,388
Thai baht	5,576	41.14	5,576	—	—	—

	$382,939		$383,905	$328,652		$324,152

*	The weighted average contract rate for these contracts is quoted in US dollar per local currency.

For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2005. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2005. The differences between the fair value and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.

In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2005, these contracts had a contract amount of $15.6 million and a fair value of $15.8 million.

Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its income before income taxes would have decreased by approximately $3 million in 2005 and increased by approximately $38 million and $57 million in 2004 and 2003, respectively.

Interest Rate Sensitivity

An assumed 50 basis point movement in interest rates on Mattel’s short-term borrowings would have had an immaterial impact on its results of operations for the year ended December 31, 2005.

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Robert A. Eckert, its principal executive officer, and Kevin M. Farr, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2005. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of Mattel’s internal control over financial reporting as of December 31, 2005 as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mattel, Inc.

We have completed integrated audits of Mattel, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Cont’d.)

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

PricewaterhouseCoopers LLP

Los Angeles, California

February 27, 2006

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(In thousands, except share data)
ASSETS

Current Assets
Cash and equivalents	$997,734	$1,156,835
Accounts receivable, less allowances of $24.6 million and $32.8 million in 2005 and 2004, respectively	760,643	759,033
Inventories	376,897	418,633
Prepaid expenses and other current assets	277,226	302,649

Total current assets	2,412,500	2,637,150

Property, plant and equipment, net	547,104	586,526
Goodwill	718,069	735,680
Other noncurrent assets	694,640	797,136

Total Assets	$4,372,313	$4,756,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$117,994	$28,995
Current portion of long-term debt	100,000	189,130
Accounts payable	265,936	349,159
Accrued liabilities	796,473	880,038
Income taxes payable	182,782	279,849

Total current liabilities	1,463,185	1,727,171

Noncurrent Liabilities
Long-term debt	525,000	400,000
Other	282,395	243,509

Total noncurrent liabilities	807,395	643,509

Commitments and Contingencies (See Note 9)

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,589,281	1,594,332
Treasury stock at cost; 52.8 million shares and 26.0 million shares in 2005 and 2004, respectively	(935,711)	(473,349)
Retained earnings	1,309,822	1,093,288
Accumulated other comprehensive loss	(303,028)	(269,828)

Total stockholders’ equity	2,101,733	2,385,812

Total Liabilities and Stockholders’ Equity	$4,372,313	$4,756,492

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	2005	2004	2003
	(In thousands, except per share amounts)

Net Sales (See Note 1)	$5,179,016	$5,102,786	$4,960,100
Cost of sales (See Note 1)	2,806,148	2,692,061	2,530,617

Gross Profit	2,372,868	2,410,725	2,429,483
Advertising and promotion expenses	629,115	642,967	636,105
Other selling and administrative expenses	1,079,224	1,036,941	1,002,899
Restructuring and other charges	—	—	4,769

Operating Income	664,529	730,817	785,710
Interest expense	76,490	77,764	80,577
Interest (income)	(34,211)	(19,683)	(18,966)
Other non-operating (income), net	(29,799)	(23,518)	(16,755)

Income Before Income Taxes	652,049	696,254	740,854
Provision for income taxes	235,030	123,531	203,222

Net Income	$417,019	$572,723	$537,632

Net Income Per Common Share—Basic	$1.02	$1.37	$1.23

Weighted average number of common shares	407,402	419,235	437,020

Net Income Per Common Share—Diluted	$1.01	$1.35	$1.22

Weighted average number of common and common equivalent shares	411,039	423,093	442,231

Dividends Declared Per Common Share	$0.50	$0.45	$0.40

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2005	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net income	$417,019	$572,723	$537,632
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of investments	(32,831)	(22,135)	(15,549)
Net (gain) loss on sale of other property, plant and equipment	(107)	(2,717)	1,250
Non-cash restructuring and other charges	—	—	792
Depreciation	170,772	176,729	178,256
Amortization	4,219	5,749	5,563
Deferred income taxes	106,350	(18,560)	13,589
Increase (decrease) from changes in assets and liabilities:
Accounts receivable, net	(12,680)	(170,203)	(9,470)
Inventories	32,872	(18,578)	(27,556)
Prepaid expenses and other current assets	1,524	(17,452)	(23,218)
Accounts payable, accrued liabilities and income taxes payable	(223,335)	58,364	(87,380)
Other, net	2,874	6,452	30,893

Net cash flows from operating activities	466,677	570,372	604,802

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(74,690)	(89,858)	(99,267)
Purchases of other property, plant and equipment	(62,441)	(53,732)	(101,133)
Proceeds from sale of investments	48,361	32,900	23,615
Payments for businesses acquired	(1,495)	(12,955)	(5,015)
Proceeds from sale of other property, plant and equipment	8,074	15,588	1,457
Other, net	—	—	(420)

Net cash flows used for investing activities	(82,191)	(108,057)	(180,763)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	208,085	125,295	91,588
Payments of short-term borrowings	(119,395)	(119,025)	(98,675)
Proceeds from long-term debt	225,000	—	—
Payments of long-term debt	(189,130)	(52,308)	(181,097)
Purchase of treasury stock	(487,127)	(255,130)	(244,446)
Payment of dividends on common stock	(200,464)	(186,864)	(171,336)
Proceeds from exercise of stock options	28,426	21,683	49,502
Other, net	(2,712)	—	—

Net cash flows used for financing activities	(537,317)	(466,349)	(554,464)

Effect of Currency Exchange Rate Changes on Cash	(6,270)	8,188	16,068

(Decrease) Increase in Cash and Equivalents	(159,101)	4,154	(114,357)
Cash and Equivalents at Beginning of Year	1,156,835	1,152,681	1,267,038

Cash and Equivalents at End of Year	$997,734	$1,156,835	$1,152,681

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$220,317	$105,321	$115,468
Interest	80,501	77,111	82,868
Non-cash investing and financing activities:
Liability for businesses acquired	$—	$1,024	$2,021
Liability for equipment acquired	7,341	6,899	—
Asset write-downs	(878)	(5,095)	—

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)

Balance, December 31, 2002	$437,229	$1,541,242	$(245)	$341,133	$(340,647)	$1,978,712
Comprehensive income:
Net income				537,632		537,632
Change in net unrealized gain on securities					4,492	4,492
Change in net unrealized (loss) on derivative instruments					(978)	(978)
Minimum pension liability adjustments					(7,721)	(7,721)
Currency translation adjustments					57,847	57,847

Comprehensive income				537,632	53,640	591,272
Purchase of treasury stock			(244,446)			(244,446)
Issuance of common stock for exercise of stock options	3,670	45,832				49,502
Tax impact of stock option exercises		7,987				7,987
Tax impact of prior year stock warrant exercise		4,326				4,326
Compensation cost related to stock option modifications		204				204
Conversion of exchangeable shares	313	(313)				—
Dividends declared				(171,336)		(171,336)

Balance, December 31, 2003	441,212	1,599,278	(244,691)	707,429	(287,007)	2,216,221
Comprehensive income:
Net income				572,723		572,723
Change in net unrealized gain on securities					(16,359)	(16,359)
Change in net unrealized (loss) on derivative instruments					(1,412)	(1,412)
Minimum pension liability adjustments					(1,430)	(1,430)
Currency translation adjustments					36,380	36,380

Comprehensive income				572,723	17,179	589,902
Purchase of treasury stock			(255,130)			(255,130)
Issuance of treasury stock for stock option exercises		(6,409)	26,472			20,063
Issuance of common stock for exercise of stock options	157	1,839				1,996
Tax impact of stock option exercises		(376)				(376)
Dividends declared				(186,864)		(186,864)

Balance, December 31, 2004	441,369	1,594,332	(473,349)	1,093,288	(269,828)	2,385,812
Comprehensive income:
Net income				417,019		417,019
Change in net unrealized gain on securities					(16,442)	(16,442)
Change in net unrealized (loss) on derivative instruments					29,252	29,252
Minimum pension liability adjustments					(7,243)	(7,243)
Currency translation adjustments					(38,767)	(38,767)

Comprehensive income				417,019	(33,200)	383,819
Purchase of treasury stock			(500,375)			(500,375)
Issuance of treasury stock for stock option exercises		(9,448)	37,874			28,426
Other issuance of treasury stock		2	48			50
Restricted stock and restricted stock units		106	91			197
Tax impact of stock option exercises		4,268				4,268
Dividends declared		21		(200,485)		(200,464)

Balance, December 31, 2005	$441,369	$1,589,281	$(935,711)	$1,309,822	$(303,028)	$2,101,733

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

Foreign Currency Translation Exposure

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling and Mexican peso.

Cash and Equivalents

Cash and equivalents includes short-term investments, which are highly liquid investments with maturities of three months or less when purchased. Such investments are stated at cost, which approximates market value.

Marketable Securities

Marketable securities are comprised of investments in publicly traded securities, classified as available-for-sale, and are recorded at market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive loss within stockholders’ equity until realized. Gains or losses on the sale of marketable securities are calculated using the specific identification method. Mattel held no marketable securities at December 31, 2005.

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

Mattel records an allowance for doubtful accounts based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, such as a bankruptcy filing of a customer, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer.

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

Goodwill

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US division, Mattel Boys Brands US division, Fisher-Price Brands US, American Girl Brands and International. Mattel tests its goodwill for impairment annually in the third quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based on the fair value of the cash flows that the business can be expected to generate in the future.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the consolidated statement of operations in the period in which the currency exchange rate changes. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel.

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

During the fourth quarter of 2003, Mattel changed the way certain close out sales are classified in its consolidated statement of operations. Close out sales are sales of certain products that are no longer included in current product lines. These sales were previously classified as a reduction of cost of sales. Commencing October 1, 2003, close out sales are reported as net sales in Mattel’s consolidated statements of operations. This change in classification had no impact on gross profit, operating income, net income or any element of the consolidated balance sheets or consolidated statements of cash flows for any date or period presented. For the first three quarters of 2003, close out sales, which were classified as a reduction of cost of sales, were $38.1 million. Mattel does not believe that these amounts are material, and therefore has not revised previously reported net sales and cost of sales amounts for these periods.

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

Research and Development Costs

Research and development costs are charged to the results of operations as incurred.

Stock-Based Compensation

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

Mattel has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost for nonqualified stock options granted been determined based on their fair value at the date of grant, consistent with the fair value method of accounting prescribed by SFAS No. 123, Mattel’s net income and net income per common share would have been adjusted as follows (amounts in millions, except per share amounts):

	For the Year
	2005	2004	2003
Net income
As reported	$417.0	$572.7	$537.6
Pro forma compensation cost, net of tax	(49.0)	(32.9)	(22.0)

Pro forma net income	$368.0	$539.8	$515.6

Net income per common share
Basic
As reported	$1.02	$1.37	$1.23
Pro forma compensation cost, net of tax	(0.12)	(0.08)	(0.05)

Pro forma net income per common share—basic	$0.90	$1.29	$1.18

Diluted
As reported	$1.01	$1.35	$1.22
Pro forma compensation cost, net of tax	(0.11)	(0.08)	(0.05)

Pro forma net income per common share—diluted	$0.90	$1.27	$1.17

The pro forma amounts shown above are not indicative of the impact on the statement of operations in future years because the amount, timing and type of share-based payments may vary in future years. Additionally, the 2005 pro forma amounts reflect the expense associated with stock options for which vesting was accelerated, which otherwise would have been recognized over the remaining future period of required employee service.

The fair value of Mattel options granted has been estimated using the Black-Scholes pricing model. The expected life of these options used in this calculation has been determined using historical exercise patterns. The following weighted average assumptions were used in determining fair value:

	2005	2004	2003
Options granted at market price
Expected life (in years)	4.92	6.25	6.13
Risk-free interest rate	4.11%	4.00%	3.71%
Volatility factor	27.6%	38.49%	34.32%
Dividend yield	2.38%	1.15%	0.67%

The weighted average fair value of Mattel options granted at market price during 2005, 2004 and 2003 were $4.56, $6.67 and $7.25, respectively. The fair value of options granted in 2005 was lower than prior years due primarily to a lower expected life determined through a detailed study of historical exercise patterns, which also impacted the period that was considered in estimating volatility.

On December 28, 2005, the Compensation Committee of the Board of Directors of Mattel approved the acceleration of vesting of all outstanding unvested stock options with an exercise price of $16.09 or greater granted to employees other than Robert A. Eckert, Mattel’s Chairman and Chief Executive Officer, under the Amended and Restated Mattel 1996 Stock Option Plan, the Amended and Restated Mattel 1999 Stock Option Plan and the Mattel, Inc. 2005 Equity Compensation Plan (collectively, the “Stock Option Plans”). Options held by non-employee members of the Board of Directors were also excluded from the acceleration. The effective date of the acceleration was December 28, 2005; on such date, the closing price of Mattel’s common stock on the New York Stock Exchange was $15.95 per share. The options as to which vesting was accelerated have exercise prices per share ranging from $16.09 to $22.52, and a weighted average exercise price per share of $18.34. As a result of the acceleration, options for approximately 12.4 million shares became immediately exercisable. Typically, stock options granted to employees under the Stock Option Plans vest over a three-year period. The number of shares subject to, and exercise prices of, the options as to which vesting was accelerated remain unchanged.

With regard to the accelerated options held by Mattel’s executive officers who report directly to Mr. Eckert, Mattel imposed a restriction consisting of a holding period on shares underlying the portion of such options as to which vesting was accelerated. Pursuant to this restriction, each such executive officer is required to refrain from selling any shares acquired upon exercise of any portion of such options that was accelerated, until the earlier of (a) the date on which the portion of the option being exercised by such executive officer would have become vested pursuant to the option’s original vesting schedule, or (b) the date on which such executive officer ceases to be an executive officer of Mattel. The primary purpose of the accelerated vesting was to avoid recognizing future compensation expense associated with the accelerated stock options under the planned adoption by Mattel in 2006 of SFAS No. 123(R), Share-Based Payment. Additionally, for financial reporting purposes, there may be other potential tax benefits derived from accelerating the vesting of outstanding stock options prior to the adoption of SFAS No. 123(R). Mattel expects the accelerated vesting to reduce the pre-tax stock compensation expense it otherwise would be required to record by approximately $30 million over the period from 2006 through 2008.

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

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common shares, common shares obtainable upon the exchange of the exchangeable shares of Mattel’s indirect wholly-owned Canadian subsidiary, Softkey Software Products Inc., and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, as applicable. Nonqualified stock options totaling 27.6 million, 25.3 million and 16.1 million were excluded from the calculation of diluted net income per common share for 2005, 2004, and 2003, respectively, because they were anti-dilutive.

A reconciliation of weighted average shares for the years ended December 31 is as follows (in thousands):

	2005	2004	2003
Common shares	407,402	419,235	437,020
Effect of dilutive securities:
Stock options and restricted stock	3,637	3,858	5,211

Common and common equivalent shares	411,039	423,093	442,231

Derivative Instruments

Mattel uses foreign currency forward exchange and option contracts as cash flow hedges primarily to hedge its purchase and sale of inventory denominated in foreign currencies. Additionally, Mattel uses fair value hedges to hedge intercompany loans and advances denominated in foreign currencies.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), Mattel must determine the appropriate fair value method to be used for valuing share-based payments, the expense attribution method for compensation cost and the transition method to be used at the time of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation cost be recorded for all unvested stock options, restricted stock and restricted stock units beginning in the first quarter of adoption of SFAS No. 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options, restricted stock and restricted stock units beginning with the first period restated.

In April 2005, the Securities Exchange Commission amended Rule S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended rule, Mattel is required to adopt SFAS No. 123(R) on January 1, 2006. In 2006, Mattel plans to use the prospective method of adoption under SFAS No. 123(R), and for new grants, to attribute expense to the service periods through the straight-line method. In December 2005, the Compensation Committee of the Board of Directors of Mattel approved the acceleration of vesting of certain outstanding unvested stock options primarily to avoid future compensation expense for those stock options, and because there may be future benefits for the provision for income taxes for financial reporting purposes. See “Stock-Based Compensation.” Mattel is evaluating the requirements of SFAS No. 123(R) and expects that the adoption of SFAS No. 123(R) will negatively impact its results of operations; however, the amount and materiality of the impact will depend on the amount and type of share-based payments granted in future periods.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Chapter 4, “Inventory Pricing,” of Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (“spoilage”). Among other provisions, the statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. Mattel does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations and financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable, whereas APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Mattel does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations and financial position.

Note 2—Goodwill

The change in the carrying amount of goodwill by reporting unit for the years ended 2005 and 2004 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

	Mattel Girls Brands US Division	Mattel Boys Brands US Division	Fisher-Price Brands US	American Girl Brands	International	Total
	(In thousands)
Balance at December 31, 2003	$35,141	$54,222	$216,678	$207,571	$208,637	$722,249
Impact of currency exchange rate changes	2,425	189	474	—	10,343	13,431

Balance at December 31, 2004	37,566	54,411	217,152	207,571	218,980	735,680
Impact of currency exchange rate changes	(3,563)	(277)	(697)	—	(13,074)	(17,611)

Balance at December 31, 2005	$34,003	$54,134	$216,455	$207,571	$205,906	$718,069

In 2005, Mattel performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired.

Note 3—Income Taxes

Consolidated pre-tax income consists of the following (in thousands):

	For the Year
	2005	2004	2003
US operations	$27,990	$89,934	$166,884
Foreign operations	624,059	606,320	573,970

	$652,049	$696,254	$740,854

The provision for current and deferred income taxes consists of the following (in thousands):

	For the Year
	2005	2004	2003
Current
Federal	$20,844	$(8,456)	$55,904
State	5,989	7,950	6,100
Foreign	101,847	142,597	127,629

	128,680	142,091	189,633

Deferred
Federal	82,816	16,387	25,989
State	11,410	2,550	(5,800)
Foreign	12,124	(37,497)	(6,600)

	106,350	(18,560)	13,589

Provision for income taxes	$235,030	$123,531	$203,222

Deferred income taxes are provided principally for tax credit carryforwards, net operating loss carryforwards, research and development expenses, depreciation, employee compensation-related expenses and certain other reserves that are recognized in different years for financial reporting and income tax purposes. Mattel’s deferred income tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2005	2004
Tax credit carryforwards	$219,218	$174,203
Loss carryforwards	177,316	136,782
Research and development expenses	172,852	161,607
Allowances and reserves	89,161	62,321
Intangible assets	54,780	72,088
Deferred compensation	45,310	46,306
Loss on disposition of Learning Company	—	186,407
Other	46,058	43,958

Gross deferred income tax assets	804,695	883,672

Intangible assets	(35,884)	(31,088)
Other	(33,056)	(17,235)

Gross deferred income tax liabilities	(68,940)	(48,323)

Deferred income tax asset valuation allowances	(201,809)	(205,277)

Net deferred income tax assets	$533,946	$630,072

Net deferred income tax assets are reported in the consolidated balance sheets as follows (in thousands):

	December 31,
	2005	2004
Prepaid expenses and other current assets	$58,390	$74,467
Other noncurrent assets	495,914	572,374
Accrued liabilities	(1,396)	(2,525)
Other noncurrent liabilities	(18,962)	(14,244)

	$533,946	$630,072

As of December 31, 2005, Mattel has federal and foreign loss carryforwards totaling $426.2 million and tax credit carryforwards of $219.2 million. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods (in millions):

	Loss Carryforwards	Tax Credit Carryforwards
2006 – 2010	$77.4	$113.2
Thereafter	145.4	96.5
No expiration date	203.4	9.5

Total	$426.2	$219.2

Management considered all available evidence and determined that a valuation allowance of $201.8 million was required as of December 31, 2005 for those loss and tax credit carryforwards that are not expected to provide future tax benefits. Changes in the valuation allowance for 2005 include an increase in the valuation allowance for 2005 losses without benefit, and a decrease in the valuation allowance for loss carryforwards which expired during 2005 and were written off. Management believes that it is more likely than not that Mattel will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of the remaining net deferred income tax assets of $533.9 million.

Differences between the provision for income taxes at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows (in thousands):

	For the Year
	2005	2004	2003
Provision at US federal statutory rates	$228,217	$243,689	$259,299
Increase (decrease) resulting from:
Foreign earnings taxed at different rates, including withholding taxes	(70,942)	(68,175)	(56,620)
Losses without income tax benefit	10,110	7,730	4,903
State and local taxes, net of US federal benefit	583	6,825	195
Repatriation of foreign earnings under AJCA, including state taxes	107,010	—	—
Adjustments to previously accrued taxes	(38,572)	(65,100)	—
Other	(1,376)	(1,438)	(4,555)

Provision for income taxes	$235,030	$123,531	$203,222

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. Among its various provisions, AJCA creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Mattel repatriated $2.4 billion in foreign earnings during 2005. The statement of operations for the year ended December 31, 2005 includes a provision for income taxes of $107.0 million for the total amount of earnings repatriated. Management’s domestic reinvestment plan for the reinvestment and repatriation of foreign earnings under AJCA was completed and approved by Mr. Eckert, Mattel’s Chairman and Chief Executive Officer, on April 14, 2005. Mattel’s Board of Directors approved this domestic reinvestment plan on November 18, 2005.

The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to permanently invest and upon which no deferred US income taxes have been provided is $1.2 billion as of December 31, 2005. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution and specific earnings distributed.

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. Management establishes reserves for certain tax return positions that are likely to be challenged by the applicable taxing authority. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

In 2005, Mattel reduced its total income tax reserves by $38.6 million as a result of tax settlements reached with various tax authorities and reassessments of tax exposures based on the status of current audits in various jurisdictions around the world. In 2004, Mattel reached a settlement with the IRS regarding the examination of Mattel’s US federal income tax returns for the years 1998 through 2001. The settlement resulted in a net benefit of $65.1 million from changes in tax estimates, and the benefit is reflected in the 2004 provision for income taxes in the consolidated statement of operations. The IRS has completed its examination of Mattel’s US federal income tax returns through 2003.

Cash paid for income taxes increased in 2005 as a result of an increase in foreign payments for current and prior year tax accruals.

Accounting principles generally accepted in the United States of America require that tax benefits related to the exercise of nonqualified stock options and stock warrants be credited to additional paid-in capital. The exercise of nonqualified stock options resulted in an increase in additional paid-in capital totaling $4.3 million in 2005, a decrease in additional paid-in capital totaling $0.4 million in 2004, and an increase in additional paid-in capital totaling $8.0 million during 2003. Stock warrants exercised in 2002 resulted in increases in additional paid-in capital during 2003 of $4.3 million.

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

A summary of retirement plan expense is as follows (in millions):

	For the Year
	2005	2004	2003
Defined benefit pension plans	$22.2	$15.2	$16.4
Defined contribution retirement plans	29.6	27.8	24.0
Postretirement benefit plans	4.9	5.0	5.0
Deferred compensation and excess benefit plans	3.2	3.1	3.0
Government-mandated plans outside the US	0.3	0.9	1.2

	$60.2	$52.0	$49.6

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

A summary of the components of Mattel’s net benefit cost for the years ended December 31 is as follows (in thousands):

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2005	2004	2003	2005	2004	2003
Service cost	$10,016	$7,998	$7,162	$119	$121	$129
Interest cost	23,117	21,584	21,019	3,245	3,404	3,570
Expected return on plan assets	(23,889)	(22,146)	(21,383)	—	—	—
Amortization of:
Prior service cost	1,920	(599)	(492)	—	—	—
Net actuarial loss	10,993	7,877	2,479	1,507	1,498	1,345
Plan amendment loss	—	—	7,594	—	—	—

Net periodic benefit cost	22,157	14,714	16,379	4,871	5,023	5,044
Special termination benefits	—	519	—	—	—	—

Net benefit cost	$22,157	$15,233	$16,379	$4,871	$5,023	$5,044

Net periodic benefit cost for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year
	2005	2004	2003
Defined benefit pension plans:
Discount rate	5.7%	6.0%	6.5%
Weighted average rate of future compensation increases	4.4%	4.4%	4.4%
Long-term rate of return on plan assets	8.0%	8.0%	8.0%

Postretirement benefit plans:
Discount rate	5.7%	6.0%	6.5%
Annual increase in Medicare Part B premium	6.0%	4.0%	4.0%
Health care cost trend rate:
Pre-65	10.0%	8.0%	9.0%
Post-65	11.0%	9.0%	10.5%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.5%	5.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2010	2007	2007
Post-65	2011	2007	2007

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

A summary of the changes in benefit obligation and plans assets is as follows (in thousands):

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation, beginning of year	$418,410	$377,396	$58,564	$61,425
Service cost	10,016	7,998	119	121
Interest cost	23,117	21,584	3,245	3,404
Participant contributions	54	55	—	—
Plan amendments	16,820	—	—	—
Special termination benefits	—	519	—	—
Impact of currency exchange rate changes	(10,551)	4,381	—	—
Actuarial loss (gain)	29,158	23,528	1,732	(1,200)
Benefits paid	(20,571)	(17,051)	(3,722)	(5,186)

Benefit obligation, end of year	$466,453	$418,410	$59,938	$58,564

Change in Plan Assets
Plan assets at fair value, beginning of year	$287,667	$259,782	$—	$—
Actual return on plan assets	21,176	32,208	—	—
Employer contributions	13,266	9,704	3,722	5,186
Participant contributions	54	55	—	—
Impact of currency exchange rate changes	(5,028)	2,969	—	—
Benefits paid	(20,571)	(17,051)	(3,722)	(5,186)

Plan assets at fair value, end of year	$296,564	$287,667	$—	$—

Net Amount Recognized in the Consolidated Balance Sheets
Funded status of the plans	$(169,889)	$(130,743)	$(59,938)	$(58,564)
Unrecognized actuarial loss	178,215	159,687	23,970	23,744
Unrecognized prior service cost	17,161	3,822	—	—

Net amount recognized	$25,487	$32,766	$(35,968)	$(34,820)

Intangible asset	$17,161	$3,822	$—	$—
Accrued benefit liability	(99,403)	(67,840)	(35,968)	(34,820)
Accumulated other comprehensive loss (a)	107,729	96,784	—	—

Net amount recognized	$25,487	$32,766	$(35,968)	$(34,820)

(a)	The tax benefits related to accumulated other comprehensive loss are $39.0 million and $34.7 million for December 31, 2005 and 2004, respectively.

Mattel’s accumulated benefit obligation of its defined benefit pension plans as of December 31, 2005 and 2004 totaled $428.4 million and $395.0 million, respectively. Mattel does not have any defined benefit pension plans whose plan assets exceed the accumulated benefit obligation of such plans.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31,
	2005	2004
Defined benefit pension plans:
Discount rate	5.4%	5.7%
Weighted average rate of future compensation increases	4.4%	4.4%

Postretirement benefit plans:
Discount rate	5.4%	5.7%
Annual increase in Medicare Part B premium	6.0%	6.0%
Health care cost trend rate:
Pre-65	9.0%	10.0%
Post-65	10.0%	11.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2010	2010
Post-65	2011	2011

The future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Benefit Plans Before Subsidy	Benefit of Medicare Part D Subsidy
2006	$18,502	$4,747	$(408)
2007	18,240	4,769	(438)
2008	19,226	4,920	(464)
2009	18,745	5,018	(487)
2010	18,275	4,994	(503)
2011 – 2015	109,574	25,221	(2,518)

Mattel expects to make cash contributions totaling approximately $14 million to its defined benefit pension and postretirement benefit plans in 2006, including approximately $11 million for benefit payments for its unfunded plans.

Mattel’s domestic defined benefit pension plan assets are comprised of the following:

	December 31,
	2005	2004
Equity securities	70%	72%
Debt securities	26	28
Cash	4	—

	100%	100%

Mattel commissioned an actuarial study of the plans’ assets and liabilities to determine an asset allocation that would best match cash flows from the plans’ assets to expected benefit payments. The percentage allocation of plan assets as of December 31, 2005 approximates the target allocation of such assets. The Pension Committee of the Board of Directors, together with Mattel’s Treasurer, monitors the returns earned by the plans’ assets and reallocates investments as needed. Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 8.0% as of December 31, 2005 is reasonable based on historical returns, and based on the fact that the actual return on market value of plan assets has been approximately 12% over the last ten years.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2005 by approximately $6 million and $(5) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2005 by approximately $0.3 million and $(0.3) million, respectively.

The Medicare Act was signed into law on December 8, 2003. On May 19, 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, which provides guidance as to how employers who sponsor post-65 prescription drug benefits should recognize the impact of the Medicare Act. Applying the guidance in FSP 106-2, Mattel, with the assistance of its outside actuaries, determined that the prescription drug benefits provided to certain retirees under one of its postretirement benefit plans are actuarially equivalent to the benefits provided under Medicare Part D, and that Mattel will be eligible to receive a federal subsidy beginning in 2006. On July 1, 2004, Mattel adopted the provisions of FSP 106-2 and reduced its accumulated postretirement benefit obligation by $7.6 million in recognition of the actuarial impact of the subsidy on benefits attributed to prior service. Mattel’s net periodic benefit cost for 2004 was reduced by $1.0 million in the areas of interest cost ($0.5 million) and amortization of unrecognized net actuarial loss ($0.5 million). On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Medicare Act. The final regulations did not have a material impact on Mattel’s results of operations or financial position for the year ending December 31, 2005.

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

Deferred Compensation and Excess Benefit Plans

Mattel provides a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan earn various rates of return. The liability for these plans as of December 31, 2005 and 2004 was $52.0 million and $52.3 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets.

Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $58.7 million and $59.7 million as of December 31, 2005 and 2004, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.

Incentive Compensation Plans

Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and subject to certain approvals of the Compensation Committee of the Board of Directors. For 2005, 2004 and 2003, $22.0 million, $41.8 million and $33.3 million, respectively, were charged to expense for awards under these plans.

The Mattel 2003 Long-Term Incentive Plan (the “LTIP”) was approved by Mattel’s stockholders in May 2003. The LTIP is intended to motivate and retain key executives of Mattel who regularly and directly make or influence decisions that affect the medium- and long-term success of Mattel. The LTIP replaces the Long-Term Incentive Plan approved in November 2000 and is effective as of January 1, 2003. Awards are based upon the financial performance of Mattel during a specified performance period and are settled in cash or unrestricted or restricted common stock of Mattel. In March 2003, the Compensation Committee of Mattel’s Board of Directors established a January 1, 2003—December 31, 2006 performance cycle under the LTIP and in March 2005, the Compensation Committee established a January 1, 2005—December 31, 2007 performance cycle under the LTIP. For 2005, 2004 and 2003, no expense was recorded related to the LTIP.

Note 5—Seasonal Financing and Debt

Seasonal Financing

Mattel maintains and periodically amends or replaces a domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated in March 2005 and the expiration date of the facility was extended to March 23, 2010. The other terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2005. As of December 31, 2005, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.33 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 11.81 to 1 (compared to a minimum allowed of 3.50 to 1).

On December 9, 2005, Mattel, Mattel Asia Pacific Sourcing Limited (“MAPS”), a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed a Credit Agreement (the “MAPS facility”) which provides for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid by MAPS on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008 and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest is charged at various rates selected by Mattel based on Eurodollar rates or bank reference rates. In connection with the MAPS facility, Mattel executed a Continuing Guaranty Agreement pursuant to which Mattel unconditionally guaranteed the obligations of MAPS arising pursuant to the MAPS facility. The MAPS facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios at the end of each fiscal quarter and fiscal year, using the formulae specified and ratios allowed in the MAPS facility to calculate the ratios. The formulae specified in the MAPS facility are the same as those required by the domestic unsecured committed revolving credit facility. Mattel was in compliance with such covenants at December 31, 2005.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2005, foreign credit lines total approximately $187 million, a portion of which are used to support letters of credit. Mattel expects to extend these credit lines throughout 2006.

In October 2005, two major credit rating agencies changed Mattel’s long-term credit rating outlook to negative and one of the credit rating agencies reduced Mattel’s short-term credit rating. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

Mattel believes its cash on hand at the beginning of 2006, amounts available under its domestic unsecured committed revolving credit facility, the MAPS facility, its uncommitted money market facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2006. As of December 31, 2005, Mattel had available incremental borrowing resources totaling approximately $1.2 billion under its domestic unsecured committed revolving credit facility, the MAPS facility and foreign credit lines.

Mattel has a $300.0 million domestic receivables sales facility that is a sub-facility of Mattel’s domestic unsecured committed revolving credit facility. The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the amount available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold. Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A., as administrative agent, Citicorp USA, Inc. and Barclays Bank PLC, as co-syndication agents, and Societe Generale and BNP Paribas, as co-documentation agents. Pursuant to the domestic receivables facility, Mattel Sales Corp. and Fisher-Price, Inc. (which are wholly-owned subsidiaries of Mattel) can sell eligible trade receivables from Wal-Mart and Target to Mattel Factoring, Inc. (“Mattel Factoring”), a Delaware corporation and wholly-owned, consolidated subsidiary of Mattel. Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility. Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group. Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable in its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

Mattel International Holdings B.V., a company incorporated in the Netherlands, Mattel France S.A.S., a company incorporated in France, and Mattel GmbH, a company incorporated in Germany, each of which is a subsidiary of Mattel, and Societe Generale Bank Nederland N.V. are parties to a Master Agreement for the Transfer of Receivables establishing a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to Societe Generale Bank Nederland N.V. As with the domestic receivables facility, each sale of accounts receivable is recorded in Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European trade receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Bank Nederland N.V. and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH effective June 24, 2005, the commitment termination date for the European trade receivables facility was extended to June 23, 2006.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows (in thousands):

	December 31,
	2005	2004
Receivables sold pursuant to the:
Domestic receivables facility	$251,372	$253,378
European receivables facility	95,946	93,766
Other factoring arrangements	95,763	99,117

	$443,081	$446,261

Short-Term Borrowings

As of December 31, 2005 and 2004, Mattel had foreign short-term bank loans outstanding totaling $18.0 million and $29.0 million, respectively. The weighted average interest rate on these borrowings as of December 31, 2005 and 2004 was 6.5% and 10.5%, respectively. As of December 31, 2005 and 2004, Mattel had short-term revolving loans outstanding of $100.0 million and $0, respectively, under the MAPS revolving loan facility, at a rate of 4.9% for 2005.

During 2005 and 2004, Mattel had average borrowings of $640.0 million and $824.8 million, respectively, under its domestic unsecured committed credit facilities, $2.7 million and $0, respectively, under the MAPS revolving loan facility, and $32.9 million and $29.1 million, respectively, under its foreign credit lines and other short-term borrowings to help finance its seasonal working capital requirements. The weighted average interest rate on domestic borrowings was 3.1% and 1.5% during 2005 and 2004, respectively, 4.9% on the MAPS revolving loan facility during 2005, and 10.8% and 9.4% during 2005 and 2004, respectively, on the foreign credit lines and short-term borrowings.

Long-Term Debt

Mattel’s long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
6 1/8% senior notes due July 2005	$—	$150,000
Medium-term notes due May 2006 to November 2013	400,000	400,000
MAPS term loan facility due December 2006 to December 2008	225,000	—
10.15% mortgage note due November 2005	—	39,130

	625,000	589,130
Less: current portion	(100,000)	(189,130)

Total long-term debt	$525,000	$400,000

Mattel’s medium-term notes bear interest at fixed rates ranging from 6.50% to 7.49%, with a weighted average interest rate of 7.08% as of December 31, 2005 and 2004, respectively. During 2004, Mattel repaid $50.0 million of medium-term notes upon maturity.

During 2005, Mattel repaid $150.0 million of 6 1/8% senior notes and the 10.15% mortgage note for $39.1 million upon maturity.

The MAPS term loan facility bears interest at various rates as selected by Mattel, based on Eurodollar rates or bank reference rates, with a weighted average interest rate of 5.2% during 2005.

The aggregate amount of long-term debt maturing in the next five years is as follows (in thousands):

	Medium- Term Notes	Term Loan	Total
2006	$50,000	$50,000	$100,000
2007	50,000	50,000	100,000
2008	50,000	125,000	175,000
2009	50,000	—	50,000
2010	50,000	—	50,000
Thereafter	150,000	—	150,000

	$400,000	$225,000	$625,000

Note 6—Stockholders’ Equity

Preference Stock

Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.

Preferred Stock

Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

Common Stock Repurchase Program

In July 2003, Mattel’s Board of Directors approved a share repurchase program of up to $250.0 million. During 2003, Mattel repurchased 12.7 million shares at a cost of $244.4 million pursuant to this program. In November 2003, the Board of Directors approved an increase to the share repurchase program of an additional $250.0 million. During 2004, Mattel repurchased 14.7 million shares at a cost of $255.1 million. In 2005, the Board of Directors approved an additional $500.0 million of share repurchases. During 2005, Mattel repurchased 28.9 million shares at a cost of $500.4 million. There were no remaining authorized funds for share repurchases as of December 31, 2005. In January 2006, the Board of Directors authorized Mattel to increase its share repurchase program by an additional $250.0 million. Repurchases under the share repurchase program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Dividends

In 2005, 2004 and 2003, Mattel paid a dividend per share of $0.50, $0.45 and $0.40, respectively, to holders of its common stock. The Board of Directors declared the dividend in November, and Mattel paid the dividend in December of each year. The payment of dividends on common stock is at the discretion of Mattel’s Board of Directors and is subject to customary limitations.

Comprehensive Income

The changes in the components of other comprehensive income, net of tax, are as follows (in thousands):

	For the Year
	2005	2004	2003
Net income	$417,019	$572,723	$537,632
Currency translation adjustments	(38,767)	36,380	57,847
Minimum pension liability adjustments	(7,243)	(1,430)	(7,721)
Net unrealized gain (loss) on derivative instruments:
Unrealized holding gains (losses)	25,348	(33,232)	(51,198)
Reclassification adjustment for realized losses included in net income	3,904	31,820	50,220

	29,252	(1,412)	(978)

Net unrealized (loss) gain on securities:
Unrealized holding (losses) gains	(195)	(4,820)	14,300
Reclassification adjustment for realized gains included in net income	(16,247)	(11,539)	(9,808)

	(16,442)	(16,359)	4,492

	$383,819	$589,902	$591,272

For 2005, currency translation adjustments resulted in a net loss of $38.8 million, with losses from the weakening of the Euro and British pound sterling against the US dollar being partially offset by gains from the strengthening of the Mexican peso against the US dollar. For 2004, currency translation adjustments resulted in a net gain of $36.4 million, with gains from the strengthening of the British pound sterling, Euro, and Mexican peso against the US dollar being partially offset by losses from the weakening of the Indonesian rupiah against the US dollar. For 2003, currency translation adjustments resulted in a net gain of $57.8 million, with gains from the strengthening of the Euro, British pound sterling, and Hong Kong dollar against the US dollar being partially offset by losses from the weakening of the Mexican peso against the US dollar.

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2005	2004
Currency translation adjustments	$(238,559)	$(199,792)
Minimum pension liability adjustments	(68,715)	(61,472)
Net unrealized gain on securities	—	16,442
Net unrealized gain (loss) on derivative instruments	4,246	(25,006)

	$(303,028)	$(269,828)

Note 7—Stock Compensation Plans

Mattel Stock Option Plans

In May 2005, Mattel’s stockholders approved the Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”). Upon approval of the 2005 Plan, Mattel terminated its Amended and Restated 1996 Stock Option Plan (the “1996 Plan”) and its 1999 Stock Option Plan (the “1999 Plan”), except with regard to grants then outstanding under the 1996 Plan and the 1999 Plan. Restricted stock awards made under the 1996 Plan continue to vest pursuant to the terms of their respective grant agreements. Outstanding stock option grants under plans that have expired or have been terminated continue to be exercisable under the terms of their respective grant agreements. All such stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of three years from the date of grant. Such stock options generally were granted with exercise prices equal to the fair market value of Mattel’s common stock on the date of grant, although there are a few outstanding stock options that were granted with an exercise price in excess of the fair market value of Mattel’s common stock on the date of grant, as to which vesting was dependent upon Mattel’s common stock achieving a specified fair market value during a specified time period. Options were granted to non-employee members of Mattel’s Board of Directors under the 1996 Plan with exercise prices equal to the fair market value of Mattel’s common stock on the date of grant; such options expire no later than ten years from the date of grant and vest over a period of four years from the date of grant.

Under the 2005 Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and shares of common stock to officers, employees, and other persons providing services to Mattel. Generally, options vest and become exercisable contingent upon the grantees’ continued employment with Mattel. Nonqualified stock options are granted at not less than 100% of the fair market value of Mattel’s common stock on the date of grant, expire no later than ten years from the date of grant and vest on a schedule determined by the Compensation Committee of the Board of Directors, generally during a period of three years from the date of grant. Restricted stock units granted under the 2005 Plan are generally accompanied by dividend equivalent rights and generally vest over a period of three years from the date of grant. The 2005 Plan also contains provisions regarding grants of equity compensation to the non-employee members of the Board of Directors. Pursuant to these provisions, the Compensation Committee has approved grants to non-employee members of the Board of Directors that consist of a mix of nonqualified stock options and restricted stock units; such stock options and restricted stock units vest over a period of three years from the date of grant, and such stock options have exercise prices equal to the fair market value of Mattel’s common stock on the date of grant and expire no later than ten years from the date of grant. The 2005 Plan expires on May 18, 2015, except as to any grants then outstanding.

The number of shares of common stock available for grant under the 2005 Plan is subject to an aggregate limit of 50 million shares and is further subject to share-counting rules as provided in the 2005 Plan. As a result of such share-counting rules, full-value grants such as grants of restricted stock or restricted stock units count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. Each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each full-value grant is treated as using three available shares for each share actually subject to such full-value grant. The 2005 Plan contains detailed provisions with regard to share-counting.

On December 28, 2005, the Compensation Committee of the Board of Directors of Mattel approved the acceleration of vesting of options for approximately 12.4 million shares with an exercise price of $16.09 or greater granted to employees other than Mattel’s Chairman and Chief Executive Officer. Vesting was not accelerated as to stock options held by any member of the Board of Directors.

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock option plans during the year (options in thousands):

	2005		2004		2003
	Number	Price	Number	Price	Number	Price
Outstanding at January 1	45,437	$18.57	42,733	$19.07	40,396	$18.65
Options granted	7,619	18.68	7,455	16.98	7,394	19.49
Options exercised	(2,077)	13.68	(1,595)	13.82	(3,663)	13.50
Options canceled	(3,128)	22.82	(3,156)	24.00	(1,394)	23.77

Outstanding at December 31	47,851	$18.53	45,437	$18.57	42,733	$19.07

Exercisable at December 31	46,871	$18.54	32,371	$18.69	30,646	$18.96

Available for grant at December 31	42,472		11,274		15,717

The following table summarizes information about the weighted average remaining contractual life (in years) and the weighted average exercise prices for Mattel stock options outstanding as of December 31, 2005 (options in thousands):

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number	Remaining Life	Price	Number	Price
$10.31 – $15.00	13,114	4.2	$12.18	13,082	$12.18
15.01 – 18.00	7,148	7.7	16.91	6,842	16.90
18.01 – 22.00	19,287	7.6	19.32	18,687	19.34
22.01 – 33.00	6,550	1.5	24.49	6,508	24.50
33.01 – 42.00	1,752	1.9	41.75	1,752	41.75

$10.31 – $42.00	47,851	5.6	$18.53	46,871	$18.54

Learning Company Stock Option Plans

Prior to its 1999 merger, with Mattel, The Learning Company (“Learning Company”) and its subsidiaries had various incentive and nonqualified stock option plans that provided benefits for eligible employees and non-employee directors. Effective with the 1999 merger, each option outstanding under these plans was converted into an option to purchase 1.2 shares of Mattel common stock. The exercise price of such options was adjusted by dividing the Learning Company option price by 1.2. Other than options granted under some plans assumed by Learning Company in connection with acquisitions, all Learning Company stock options vested and became fully exercisable as a result of the 1999 merger. No options were available for grant under any Learning Company stock option plan during 2005, 2004, or 2003.

The following is a summary of stock option information and weighted average exercise prices for Learning Company’s stock option plans during the year (options in thousands):

	2005		2004		2003
	Number	Price	Number	Price	Number	Price
Outstanding at January 1	77	$4.62	81	$4.63	88	$4.68
Options exercised	—	—	(4)	4.88	(7)	5.29
Options canceled	—	—	—	—	—	—

Outstanding and exercisable at December 31	77	$4.62	77	$4.62	81	$4.63

The exercise price of Learning Company stock options outstanding as of December 31, 2005 ranges from $4.54 per share to $16.15 per share, with a weighted average price of $4.62 per share.

Restricted Stock and Restricted Stock Units

In 2000, Mattel awarded 685.5 thousand deferrable restricted stock units to its Chief Executive Officer pursuant to the terms of his employment contract. These units are 75% vested, with the remaining units vesting in 2008. The aggregate fair market value of the restricted stock units is being amortized to compensation expense over the vesting period. The amount charged to expense related to the vesting of these units was $0.2 million in 2005, 2004 and 2003.

In 2005, Mattel granted 49.3 thousand shares of restricted stock and restricted stock units to certain employee officers and non-employee board members. The 2005 compensation expense recognized related to these grants was $0.2 million.

Note 8—Financial Instruments

Marketable Securities

As of December 31, 2005, Mattel held no marketable securities. As of December 31, 2004, Mattel held marketable securities totaling $43.6 million, stated at fair market value based on quoted market prices. These equity securities were classified as securities available-for-sale and included in other noncurrent assets in the consolidated balance sheets. As of December 31, 2005 and 2004, Mattel held no marketable securities for which cost exceeded the fair market value of the securities. Unrealized pre-tax gains of $26.1 million ($16.4 million net of tax) as of December 31, 2004 were deferred in accumulated other comprehensive loss related to these securities.

During 2005 and 2004, Mattel sold marketable securities for proceeds totaling $42.0 million and $28.2 million, respectively. Gains on sales of these securities totaling $25.8 million and $18.3 million, net of transaction costs, were recorded in other non-operating (income), net in the consolidated statements of operations for 2005 and 2004, respectively.

Derivative Financial Instruments

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that caused currency transaction exposure for Mattel during 2005 and 2004. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange and option contracts. Such contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes. The ineffectiveness related to cash flow hedges was not significant during any year.

Mattel uses fair value derivatives to hedge most intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts. Changes in the fair value of these derivatives were not significant to the results of operations during any year.

As of December 31, 2005 and 2004, Mattel held foreign currency forward exchange contracts with notional amounts totaling $727.2 million and $859.2 million. The notional amounts of these contracts were equal to the exposure hedged in both years.

The net loss on derivative financial instruments reclassified from accumulated other comprehensive loss to Mattel’s results of operations was $3.9 million, $31.8 million and $50.2 million during 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, $4.5 million of pre-tax unrealized gains ($4.2 million net of tax) and $28.5 million of pre-tax unrealized losses ($25.0 million net of tax), respectively, related to derivative instruments have been recorded in accumulated other comprehensive loss. Mattel expects to reclassify the unrealized gains as of December 31, 2005 from accumulated other comprehensive loss to its results of operations over the life of the contracts, generally within 18 months or less.

Fair Value of Financial Instruments

Mattel’s financial instruments include cash, cash equivalents, marketable securities, investments, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, is $644.6 million (compared to a carrying amount of $625.0 million) as of December 31, 2005 and $632.9 million (compared to a carrying amount of $589.1 million) as of December 31, 2004. The estimated fair value has been calculated based on broker quotes or rates for the same or similar instruments.

The estimated fair value of derivative financial instruments recognized in Mattel’s consolidated balance sheets is as follows (in thousands):

	December 31,
	2005	2004
Accounts receivable	$1,309	$2,120
Prepaid expenses and other current assets	6,218	1,094
Accrued liabilities	(2,231)	(25,298)
Other noncurrent liabilities	—	(1,458)

The estimated fair value of derivative financial instruments is based on dealer quotes and reflects the amount that Mattel would receive or pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2005 or 2004, respectively.

Note 9—Commitments and Contingencies

Leases

Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities and insurance. The American Girl Place® leases in Chicago, Illinois, New York, New York, and Los Angeles, California, also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2005 (in thousands):

	Capitalized Leases		Operating Leases
2006	$300		$62,000
2007	300		58,000
2008	300		48,000
2009	300		35,000
2010	300		29,000
Thereafter	7,600		137,000

	$9,100	(a)	$369,000

(a)	Includes $6.8 million of imputed interest.

Rental expense under operating leases amounted to $77.6 million, $73.7 million and $66.6 million for 2005, 2004 and 2003, respectively, net of sublease income of $1.3 million, $1.7 million and $0.9 million in 2005, 2004 and 2003, respectively.

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

Licensing and similar agreements provide for terms extending from 2006 through 2011 and contain provisions for future minimum payments as shown in the following table (in thousands):

Minimum Payments
2006	$60,000
2007	50,000
2008	30,000
2009	30,000
2010	20,000
Thereafter	13,000

$203,000

Royalty expense for 2005, 2004 and 2003 was $225.6 million, $204.5 million and $169.2 million, respectively.

As of December 31, 2005, Mattel had outstanding commitments for purchases of inventory, other assets and services totaling $196.6 million and $20.8 million in fiscal years 2006 and 2007, respectively.

Insurance

Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, general, automobile and product liability risks. Far West insures the first $1.0 million per occurrence of Mattel’s workers’ compensation, the first $0.5 million for general and automobile liability risks and the first $2.0 million per occurrence of product liability risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2005 and 2004 totaled $22.1 million and $20.3 million, respectively, and is included in the consolidated balance sheets. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred using a study prepared by an independent actuary.

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

In November 2002, the parties to the federal cases negotiated and thereafter memorialized in a final settlement agreement a settlement of all the federal lawsuits in exchange for payment of $122.0 million and Mattel’s agreement to adopt certain corporate governance procedures. The District Court granted final approval to the settlement in September 2003, and judgments were entered accordingly. On October 9, 2003, a group of persons purporting to be members of the §14(a) class (such group of persons, the “Appellant”) filed a notice of appeal, challenging the manner in which the $122.0 million was allocated between the §10(b) class and the §14(a) class. On July 29, 2005, the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s approval of the settlement. At the end of October 2005, the Appellant filed a petition for writ of certiorari before the United States Supreme Court, which was denied by that Court on January 9, 2006. The Appellant’s time to seek rehearing of the denial of review has expired, and thus the District Court’s approval of the settlement has become final.

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

Environmental

Fisher-Price

Fisher-Price has executed a consent order with the State of New York to implement a groundwater remediation system at one of its former manufacturing facilities. The execution of the consent order was in response to the New York State Department of Environmental Conservation (“NYSDEC”) Record of Decision issued in March 2000. The NYSDEC approved a conceptual work plan in March 2001. One component of the remedial program mandated by the NYSDEC involves discharging the remediation wastewater into the publicly owned treatment works (“POTW”), which is owned and operated by the Village of Medina, New York. In June 2003, the Village of Medina approved the discharge of wastewater from the groundwater collection system into the POTW as part of a short-term, pilot scale pumping test to evaluate water quantity and quality necessary to complete the remedial design. The pilot program was successfully conducted in November 2003, and plans are underway to implement the actual groundwater remediation program. In 2005, Mattel constructed a ground water pumping system and began pumping groundwater to the Village of Medina. The ultimate liability associated with this cleanup presently is estimated to be approximately $2.3 million, approximately $2.0 million of which has been incurred through December 31, 2005.

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

Prior to 2003, Mattel recorded pre-tax charges totaling $19.0 million related to this property. During 2004 and 2003, Mattel recognized pre-tax income of $0.9 million and $7.9 million, respectively, representing adjustments to the reserve accrued in 1999 associated with the closure of the Beaverton facility. Costs totaling approximately $5.8 million have been incurred through December 31, 2005 for the Beaverton property, largely related to environmental remediation, attorney fees, consulting work and an employee medical screening program. In January 2003, Mattel entered into a settlement with the ODEQ resolving its cleanup liability in return for a contribution of $0.4 million to the cleanup, which is being performed by the company that caused the contamination. The remaining liability of approximately $4.3 million as of December 31, 2005 represents estimated amounts to be incurred for employee medical screening, project management, and other costs related to the Beaverton property.

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

Note 10—Restructuring and Other Charges

Financial Realignment Plan

In 2003, Mattel completed its financial realignment plan, originally announced during the third quarter of 2000, which was designed to improve gross profit, other selling and administrative expenses, operating income, and cash flows. During the duration of the plan, Mattel recorded a total pre-tax charge of $250.0 million, or approximately $171 million after-tax, of which approximately $123 million represented cash expenditures and $48 million represented non-cash asset write-downs.

Charges relating to the financial realignment plan were recorded in the following captions in the consolidated statements of operations (in millions):

For the Year 2003

Gross profit	$4.1
Other selling and administrative expenses	8.6
Restructuring and other charges	12.7
Other non-operating (income) expense, net	0.9

Pre-tax charges	$26.3

In 2003, as part of its financial realignment plan, Mattel announced the consolidation of its US Girls and US Boys—Entertainment segments into one segment, renamed Mattel Brands US (now Mattel Girls & Boys Brands US). Costs associated with this reorganization included the elimination of approximately 5% of executive-level positions, including the position of president of the Girls division. Also in 2003, Mattel substantially completed the consolidation of two of its manufacturing facilities in Mexico to streamline manufacturing within North America.

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

Mattel recorded pre-tax restructuring charges of $12.7 million during 2003, of which no amounts remain unpaid as of December 31, 2005. These charges were largely related to the elimination of positions at its US-based headquarters locations in El Segundo, Fisher-Price and American Girl, costs associated with the North American Strategy, closure of certain international offices, and consolidation of facilities. From the inception of the plan through 2003, Mattel terminated the employment of approximately 2,570 employees.

The components of the restructuring charge and reconciliation of the liability are as follows (in millions):

	Severance and Other Compensation	Lease Termination Costs	Other	Total Restructuring Charge
Balance at December 31, 2002	$3.9	$1.3	$0.6	$5.8
2003 charges	12.9	(0.3)	0.1	12.7
Amounts incurred	(16.2)	(0.6)	(0.6)	(17.4)

Balance at December 31, 2003	0.6	0.4	0.1	1.1
Amounts incurred	(0.5)	(0.4)	(0.1)	(1.0)

Balance at December 31, 2004	0.1	—	—	0.1
Amounts incurred	(0.1)	—	—	(0.1)

Balance at December 31, 2005	$—	$—	$—	$—

In 2003, Mattel recorded a net restructuring charge totaling $4.8 million in the consolidated statement of operations, representing $12.7 million of restructuring charges related to the financial realignment plan that were partially offset by a $7.9 million adjustment to a reserve accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon.

Note 11—Segment Information

Description of Segments

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. On October 10, 2005, Mattel announced the consolidation of its domestic Mattel Girls & Boys Brands and Fisher-Price Brands divisions into one division. The creation of the new “Mattel Brands” division, which will result in the consolidation of some management and support functions, is expected to more effectively and efficiently leverage Mattel’s scale, and will preserve the natural marketing and design groups that are empowered to create and market toys based on gender and age groups. These changes are consistent with Mattel’s ongoing strategy to build brands, cut costs and develop people in a streamlined organization that is focused on scale, innovation and execution. There were no changes to Mattel’s operating segments as a result of the consolidation.

Mattel’s domestic operating segments include:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Harry Potter™, Yu-Gi-Oh!™, Batman™, Justice League™, MegaMan™ and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, Rescue Heroes®, BabyGear™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and See ‘N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands—including Just Like You™ (formerly “American Girl Today®”), the historical collection (formerly “The American Girls Collection®”) and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

Additionally, the International segment sells products in all toy categories, except American Girl Brands.

Segment Data

The tables below present information about revenues, income and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income from operations represents operating income, while consolidated income from operations represents income from operations before income taxes as reported in the consolidated statements of operations. The corporate and other category includes costs not allocated to individual segments, including charges related to the financial realignment plan, incentive compensation and corporate headquarters functions managed on a worldwide basis.

	For the Year
	2005	2004	2003
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$1,364,922	$1,511,550	$1,594,144
Fisher-Price Brands US	1,358,562	1,319,200	1,265,224
American Girl Brands	436,085	379,112	344,446

Total Domestic	3,159,569	3,209,862	3,203,814
International	2,463,984	2,336,236	2,175,709

Gross sales	5,623,553	5,546,098	5,379,523
Sales adjustments	(444,537)	(443,312)	(419,423)

Net sales	$5,179,016	$5,102,786	$4,960,100

Segment Income
Domestic:
Mattel Girls & Boys Brands US	$206,496	$326,317	$388,666
Fisher-Price Brands US	172,960	173,237	180,133
American Girl Brands	106,158	77,501	61,968

Total Domestic	485,614	577,055	630,767
International	316,153	299,224	364,963

	801,767	876,279	995,730
Corporate and other expense (a)	137,238	145,462	210,020

Operating income	664,529	730,817	785,710
Interest expense	76,490	77,764	80,577
Interest (income)	(34,211)	(19,683)	(18,966)
Other non-operating (income), net	(29,799)	(23,518)	(16,755)

Income before income taxes	$652,049	$696,254	$740,854

(a)	Corporate and other expense includes $7.1 million and $16.2 million of charges related to severance for the years ended December 31, 2005 and 2004, respectively. For 2003, corporate and other expense includes $26.3 million of charges related to the financial realignment plan and income of $7.9 million representing an adjustment to a reserve accrued in 1999 associated with the closure of a manufacturing facility in Beaverton, Oregon.

	For the Year
	2005	2004	2003
	(In thousands)
Depreciation/Amortization
Domestic:
Mattel Girls & Boys Brands US	$42,921	$48,304	$55,437
Fisher-Price Brands US	37,170	37,261	38,628
American Girl Brands	12,798	15,166	16,979

Total Domestic	92,889	100,731	111,044
International	58,594	59,125	51,107

	151,483	159,856	162,151
Corporate and other	23,508	22,622	21,668

Depreciation and amortization	$174,991	$182,478	$183,819

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31,
	2005	2004
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$255,817	$319,351
Fisher-Price Brands US	188,076	177,508
American Girl Brands	60,256	48,128

Total Domestic	504,149	544,987
International	547,980	588,144

	1,052,129	1,133,131
Corporate and other	85,411	44,535

Accounts receivable and inventories, net	$1,137,540	$1,177,666

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Year
	2005	2004	2003
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$3,138,768	$3,233,458	$3,255,605
Fisher-Price Brands	2,023,858	1,920,164	1,771,209
American Girl Brands	436,085	379,112	344,446
Other	24,842	13,364	8,263

Gross sales	5,623,553	5,546,098	5,379,523
Sales adjustments	(444,537)	(443,312)	(419,423)

Net sales	$5,179,016	$5,102,786	$4,960,100

Geographic Information

The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant and equipment, net and identifiable intangibles, net.

	For the Year
	2005	2004	2003
	(In thousands)
Revenues
United States	$3,159,569	$3,209,862	$3,203,814
International:
Europe	1,408,653	1,410,525	1,356,131
Latin America	644,902	524,481	462,167
Asia Pacific	218,240	203,575	171,580
Other	192,189	197,655	185,831

Total International	2,463,984	2,336,236	2,175,709

Gross sales	5,623,553	5,546,098	5,379,523
Sales adjustments	(444,537)	(443,312)	(419,423)

Net sales	$5,179,016	$5,102,786	$4,960,100

	December 31,
	2005	2004
	(In thousands)
Long-Lived Assets
United States	$934,476	$933,393
International	529,423	613,575

Consolidated total	$1,463,899	$1,546,968

Major Customers

Sales to Mattel’s three largest customers accounted for 45%, 46% and 47% of worldwide consolidated net sales for 2005, 2004 and 2003, respectively, as follows (in billions):

	For the Year
	2005	2004	2003
Wal-Mart	$1.0	$1.0	$1.0
Toys “R” Us	0.8	0.8	0.8
Target	0.5	0.5	0.4

The Mattel Girls & Boys Brands US and Fisher-Price Brands US segments sell products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys “R” Us. The American Girl Brands segment sells its children’s publications to Wal-Mart and Target.

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

The following table provides the quantification of close out sales classified as a reduction of cost of sales by segment, worldwide and geographic area (in thousands):

For the Year 2003 (a)

Segment
Domestic:
Mattel Girls & Boys Brands US	$17,814
Fisher-Price Brands US	10,313
American Girl Brands	—

Total Domestic	28,127
International	9,997

$38,124

Worldwide
Mattel Girls & Boys Brands	$25,492
Fisher-Price Brands	12,556
American Girl Brands	—
Other	76

$38,124

Geographic Area
United States	$28,127
International:
Europe	6,202
Latin America	1,382
Asia Pacific	1,792
Other	621

Total International	9,997

$38,124

(a)	Close out sales for the three months ended December 31, 2003, totaling $19.2 million, were included in reported sales. Close out sales for the first nine months of 2003, totaling $38.1 million, were classified as a reduction of cost of sales.

Note 12—Supplemental Financial Information

	December 31,
	2005	2004
	(In thousands)
Inventories include the following:
Raw materials and work in process	$34,038	$35,546
Finished goods	342,859	383,087

	$376,897	$418,633

Property, plant and equipment, net include the following:
Land	$29,125	$29,282
Buildings	231,597	252,627
Machinery and equipment	736,041	710,122
Tools, dies and molds	557,133	585,181
Capital leases	23,271	23,271
Leasehold improvements	115,496	106,113

	1,692,663	1,706,596
Less: accumulated depreciation	(1,145,559)	(1,120,070)

	$547,104	$586,526

Other noncurrent assets include the following:
Deferred income taxes	$495,914	$572,374
Identifiable intangibles, net	20,422	22,926
Other	178,304	201,836

	$694,640	$797,136

Accrued liabilities include the following:
Receivable collections due to bank	$200,417	$205,224
Royalties	106,257	108,256
Advertising and promotion	75,113	95,291
Other	414,686	471,267

	$796,473	$880,038

Other noncurrent liabilities include the following:
Benefit plan liabilities	$217,676	$197,596
Other	64,719	45,913

	$282,395	$243,509

	For the Year
	2005	2004	2003
	(In thousands)
Currency transaction (gains)/losses included in:
Operating income	$(57,356)	$(56,667)	$(17,864)
Other non-operating expense (income), net	3,120	(2,168)	9,962

Net transaction (gains)	$(54,236)	$(58,835)	$(7,902)

Other selling and administrative expenses include the following:
Research and development	$182,015	$171,337	$167,362
Bad debt expense	3,108	7,659	10,688
Identifiable intangible asset amortization	2,315	2,622	3,706

Note 13—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2005
Net sales	$783,120	$886,823	$1,666,145	$1,842,928
Gross profit	344,060	386,817	761,257	880,734
Advertising and promotion expenses	87,709	93,116	191,607	256,683
Other selling and administrative expenses	250,822	265,176	260,850	302,376
Operating income	5,529	28,525	308,800	321,675
Income before income taxes	8,948	26,006	311,339	305,756
Net income (loss)	$6,507	$(93,987)	$225,339	$279,160

Net income (loss) per common share—basic	$0.02	$(0.23)	$0.56	$0.70
Weighted average number of common shares	416,096	409,769	403,743	400,213

Net income (loss) per common share—diluted	$0.02	$(0.23)	$0.55	$0.69
Weighted average number of common and common equivalent shares	421,105	409,769	407,222	402,507

Dividends declared per common share	$—	$—	$—	$0.50
Common stock market price:
High	$21.42	$21.00	$19.45	$17.00
Low	18.35	17.60	16.39	14.53

Year Ended December 31, 2004
Net sales	$780,944	$804,002	$1,667,461	$1,850,379
Gross profit	351,677	366,348	796,654	896,046
Advertising and promotion expenses	87,418	84,421	192,088	279,040
Other selling and administrative expenses	251,549	238,712	243,710	302,970
Operating income	12,710	43,215	360,856	314,036
Income before income taxes	12,404	32,490	351,119	300,241
Net income	$8,993	$23,555	$255,830	$284,345

Net income per common share—basic	$0.02	$0.06	$0.62	$0.69
Weighted average number of common shares	428,169	419,177	414,592	415,100

Net income per common share—diluted	$0.02	$0.06	$0.61	$0.68
Weighted average number of common and common equivalent shares	432,239	422,903	417,962	419,151

Dividends declared per common share	$—	$—	$—	$0.45
Common stock market price:
High	$19.50	$19.17	$18.29	$19.49
Low	17.90	16.88	15.98	17.09

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, Mattel’s disclosure controls and procedures were evaluated. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2005, in timely alerting them to material information relating to Mattel required to be included in Mattel’s periodic reports.

Management’s Report on Internal Control over Financial Reporting

See Item 8 “Financial Statements and Supplementary Data—Management’s Report on Internal Control over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

Mattel continues to implement a conversion to new and upgraded financial and human resources information technology systems that began in the fourth quarter of 2002. Mattel has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, Mattel’s internal control over financial reporting. Mattel has not made any significant changes to its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to December 31, 2005.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information required under this Item is incorporated herein by reference to Mattel’s 2006 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2005. Information with respect to the executive officers of Mattel appears under the heading “Executive Officers of the Registrant” in Part I herein. Mattel has adopted the Mattel Code of Conduct (the “Code of Conduct”) applicable to all directors, officers and employees which includes its general comprehensive code of ethical business conduct as well as provisions related to accounting and financial matters applicable to the Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance organization employees (the “finance code of ethics”). The Code of Conduct is publicly available on Mattel’s corporate website at http://www.mattel.com. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012. If Mattel makes any substantive amendments to the Code of Conduct or the finance code of ethics, or grants any waiver, including any implicit waiver from a provision of the Code of Conduct for any executive officer or director, or the finance code of ethics for the Chief Executive Officer, Chief Financial Officer or Corporate Controller, Mattel will disclose the nature of such amendment or waiver on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors’ corporate governance guidelines and the charters of its Audit, Compensation and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://www.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.

Mattel has filed the certification of its Chief Executive Officer with the New York Stock Exchange (“NYSE”) for 2005 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. In addition, Mattel has filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which are attached hereto as Exhibit 31.0 and Exhibit 31.1, respectively.

Item 11.	Executive Compensation.

The information required under this Item is incorporated herein by reference to Mattel’s 2006 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item is incorporated herein by reference to Mattel’s 2006 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2005.

Item 13.	Certain Relationships and Related Transactions.

The information required under this Item is incorporated herein by reference to Mattel’s 2006 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2005.

Item 14.	Principal Accountant Fees and Services.

The information required under this Item is incorporated herein by reference to Mattel’s 2006 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the years ended December 31, 2005, 2004 and 2003

Schedule II—Valuation and Qualifying Accounts and Allowances

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel	10-K	001-05647	3.0	March 28, 2001

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Mattel	10-K	001-05647	3.1	March 28, 2002

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mattel	DEF 14A	001-05647	B	March 26, 1998

3.3	Amended and Restated Bylaws of Mattel	10-K	001-05647	3.3	March 28, 2002

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-K	001-05647	4.0	March 28, 2002

4.1	Indenture dated as of February 15, 1996 between Mattel and Chase Manhattan Bank and Trust Company, National Association, formerly Chemical Trust Company of California, as Trustee	10-K	001-05647	4.1	March 28, 2002

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.0	Third Amended and Restated Credit Agreement dated as of March 23, 2005, among Mattel, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.0	March 29, 2005

10.1	First Amended and Restated Receivables Purchase Agreement dated as of March 20, 2002 among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions thereto	10-K	001-05647	10.1	March 28, 2002

10.2	Amendment No. 1 to First Amended and Restated Receivables Purchase Agreement dated as of March 19, 2004, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-Q	001-05647	99.1	May 7, 2004

10.3	Amendment No. 2 to First Amended and Restated Receivables Purchas4 Agreement dated as of March 23, 2005, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.1	March 29, 2005

10.4	Credit Agreement dated as of December 9, 2005, among Mattel Asia Pacific Sourcing Limited, as Borrower, Mattel, Inc., Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.1	December 15, 2005

10.5	Continuing Guaranty Agreement dated as of December 9, 2005, by Mattel, Inc., as Guarantor, to Bank of America, N.A., as Administrative Agent	8-K	001-05647	99.2	December 15, 2005

10.6	Distribution Agreement dated November 12, 1997 among Mattel, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation	10-K	001-05647	10.2	March 24, 2003

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.7	Master Agreement for the Transfer of Receivables dated 30th November, 2001 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V. as Depositor and Mattel France S.A. and Mattel GmbH as the Sellers	10-K	001-05647	10.6	March 28, 2002

10.8	Amendment to Master Agreement for the Transfer of Receivables dated December 20, 2001 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A. and Mattel GmbH	10-K	001-05647	10.7	March 28, 2002

10.9	Amendment to Master Agreement for the Transfer of Receivables dated July 1, 2002 among Societe Generale Bank Nederland, Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	10-Q	001-05647	99.3	August 9, 2002

10.10	Amendment to Master Agreement for the Transfer of Receivables dated July 29, 2003 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	10-Q	001-05647	99.0	August 14, 2003

10.11	Amendment to Master Agreement for the Transfer of Receivables dated July 12, 2004 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	10-Q	001-05647	99.0	August 6, 2004

10.12	Letter Agreement Regarding Master Agreement for the Transfer of Receivables among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	10-Q	001-05647	99.2	November 8, 2004

10.13	Amendment to Master Agreement for the Transfer of Receivables dated June 14, 2005 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	8-K	001-05647	99.0	June 24, 2005

10.14	Amendment to Master Agreement for the Transfer of Receivables dated July 1, 2005 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	8-K	001-05647	99.0	July 8, 2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
Executive Compensation Plans and Arrangements of Mattel

10.15	Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers	10-K	001-05647	10.9	March 28, 2001

10.16	Executive Employment Agreement dated October 18, 2000 between Mattel and Robert A. Eckert	10-K	001-05647	10.10	March 28, 2001

10.17	Amendment to Executive Employment Agreement between Mattel and Robert A. Eckert dated March 8, 2005	8-K	001-05647	99.7	March 18, 2005

10.18	Letter Agreement between Mattel and Robert A. Eckert entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.1	April 8, 2005

10.19	Executive Employment Agreement dated January 31, 2000 between Mattel and Neil B. Friedman	10-K	001-05647	10.12	March 10, 2000

10.20	Amendment to Employment Agreement dated November 14, 2000 between Mattel and Neil B. Friedman	10-K	001-05647	10.29	March 28, 2001

10.21	Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Neil B. Friedman dated February 10, 2000	10-K	001-05647	10.14	March 10, 2000

10.22	Letter agreement between Mattel and Neil B. Friedman entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.5	April 8, 2005

10.23	Amended and Restated Executive Employment Agreement dated March 28, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.33	March 28, 2001

10.24	Amendment to Employment Agreement and Stock Option Grant Agreements dated July 20, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.34	March 28, 2001

10.25	Amendment to Employment Agreement dated March 6, 2002 between Mattel and Kevin M. Farr	10-K	001-05647	10.30	March 28, 2002

10.26	Letter agreement between Mattel and Kevin M. Farr entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.4	April 8, 2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.27	Executive Employment Agreement dated November 13, 2000 between Mattel and Thomas A. Debrowski	10-K	001-05647	10.24	March 8, 2005

10.28	Letter agreement between Mattel and Thomas A. Debrowski entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.3	April 8, 2005

10.29	Letter agreement between Mattel and Thomas A. Debrowski dated October 11, 2005, entered into October 12, 2005, amending Mr. Debrowski’s employment agreement	8-K	001-05647	99.2	October 14, 2005

10.30	Employment letter dated August 22, 2000 between Mattel and Bryan G. Stockton	10-K	001-05647	10.26	March 12, 2004

10.31*	Letter agreement between Mattel and Bryan G. Stockton entered into on March 28, 2005, regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan

10.32	Separation Agreement between Mattel and Matthew C. Bousquette dated as of December 15, 2005 and entered into on December 22, 2005	8-K	001-05647	99.1	December 28, 2005

10.33	Consulting Agreement between Mattel and Matthew C. Bousquette dated as of December 15, 2005 and entered into on December 22, 2005	8-K	001-05647	99.2	December 28, 2005

10.34	2002 Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 11, 2002

10.35	Mattel, Inc. 2003 Long-Term Incentive Plan	DEF 14A	001-05647	Appendix A	April 2, 2003

10.36	Amendment No.1 to Mattel, Inc. 2003 Long-Term Incentive Plan	8-K	001-05647	99.1	March 18, 2005

10.37	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002

10.38	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-K	001-05647	10.12	March 31, 1999

10.39	Amendment No. 1 to Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-K	001-05647	10.43	March 28, 2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.40	Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan as of May 1, 1996	10-K	001-05647	10.37	March 28, 2002

10.41	Amendment No. 1 to Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan	10-K	001-05647	10.22	March 10, 2000

10.42	Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.4	March 18, 2005

10.43	The Fisher-Price Pension Plan (1994 Restatement)	10-K	001-05647	10.41	March 28, 2002
10.44	Fifth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.49	March 28, 2001

10.45	Sixth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.43	March 28, 2002

10.46	Seventh Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.36	March 12, 2004

10.47	Eighth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.37	March 12, 2004

10.48*	Ninth Amendment to the Fisher-Price Pension Plan

10.49	The Fisher-Price Section 415 Excess Benefit Plan	10	001-05647	10(n)	June 28, 1991

10.50	Mattel, Inc. Personal Investment Plan, October 1, 2001 Restatement	10-K	001-05647	10.45	March 28, 2002

10.51	First Amendment to the Mattel, Inc. Personal Investment Plan	10-K	001-05647	10.40	March 12, 2004

10.52	Second Amendment to the Mattel, Inc. Personal Investment Plan	10-K	001-05647	10.41	March 12, 2004

10.53	Third Amendment to the Mattel, Inc. Personal Investment Plan	10-K	001-05647	10.42	March 12, 2004

10.54	Fourth Amendment to the Mattel, Inc. Personal Investment Plan	10-K	001-05647	10.43	March 12, 2004

10.55	Fifth Amendment to Mattel, Inc. October 1, 2001, Restated Personal Investment Plan	10-Q	001-05647	99.0	November 8, 2004

10.56*	Sixth Amendment to Mattel, Inc. October 1, 2001 Restated Personal Investment Plan

10.57	Mattel, Inc. Amended and Restated 1990 Stock Option Plan (the “1990 Plan”)	10-K	001-05647	10.49	March 28, 2002

10.58	Amendment No. 1 to the 1990 Plan	S-4	33-50749	F-1	October 25, 1993

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.59	Amendment No. 2 to the 1990 Plan	10-K	001-05647	10.57	March 28, 2001

10.60	Amendment No. 3 to the 1990 Plan	10-K	001-05647	10.34	March 10, 2000

10.61	Amendment No. 4 to the 1990 Plan	10-Q	001-05647	99.0	May 3, 2000

10.62	Form of First Amendment to Award Agreement under the 1990 Plan	10-K	001-05647	10.60	March 28, 2001

10.63	Notice of Grant of Stock Options and Grant Agreement under the 1990 Plan	10-K	001-05647	10.61	March 28, 2001

10.64	Grant Agreement for a Non-Qualified Stock Option under the 1990 Plan	10-K	001-05647	10.62	March 28, 2001

10.65	Award Cancellation Agreement under the 1990 Plan	10-K	001-05647	10.63	March 28, 2001

10.66	Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the “1996 Plan”)	10-K	001-05647	10.58	March 28, 2002

10.67	Amendment to the 1996 Plan	S-8	333-75145	4.2	March 26, 1999

10.68	Amendment No. 2 to the 1996 Plan	10-K	001-05647	10.42	March 10, 2000

10.69	Amendment No. 3 to the 1996 Plan	10-Q	001-05647	99.1	May 3, 2000

10.70	Amendment No. 4 to the 1996 Plan	10-K	001-05647	10.68	March 28, 2001

10.71	Amendment No. 5 to the 1996 Plan	10-Q	001-05647	99.1	October 26, 2001

10.72	Amendment to the 1996 Plan	10-K	001-05647	10.64	March 28, 2002

10.73	Amendment No. 6 to the 1996 Plan	10-Q	001-05647	99.0	August 9, 2002

10.74	Amendment No. 7 to the 1996 Plan	10-Q	001-05647	99.0	November 12, 2002

10.75	Form of Option Grant Agreement for Outside Directors (Initial Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.1	August 14, 2003

10.76	Form of Option Grant Agreement for Outside Directors (Annual Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.2	August 14, 2003

10.77	Form of Option Grant Agreement (Three Year Vesting) under the 1996 Plan, as amended	10-Q	001-05647	99.3	August 14, 2003

10.78	Form of Grant Agreement for a Restricted Stock Grant under the Mattel, Inc. 1996 Stock Option Plan	8-K	001-05647	99.6	March 18, 2005

10.79	Mattel, Inc. 1997 Premium Price Stock Option Plan (the “1997 Plan”)	DEF 14A	001-05647	A	March 26, 1998

10.80	First Amendment to the 1997 Plan	10-Q	001-05647	10.00	July 21, 1998

10.81	Second Amendment to the 1997 Plan	10-K	001-05647	10.26	March 31, 1999

10.82	Amendment No. 3 to the 1997 Plan	10-K	001-05647	10.48	March 10, 2000

10.83	Amendment No. 4 to the 1997 Plan	10-K	001-05647	10.75	March 28, 2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.84	Amendment No. 5 to the 1997 Plan	10-Q	001-05647	99.1	August 9, 2002

10.85	Form of Option and TLSAR Agreement under the 1997 Plan (25% Premium Grant), as amended	10-Q	001-05647	10.1	July 21, 1998

10.86	Form of Option and TLSAR Agreement under the 1997 Plan (33 1/3 % Premium Grant), as amended	10-Q	001-05647	10.2	July 21, 1998

10.87	Mattel 1999 Stock Option Plan (the “1999 Plan”)	10-K	001-05647	10.51	March 10, 2000

10.88	Amendment No. 1 to the 1999 Plan	10-Q	001-05647	99.2	May 3, 2000

10.89	Amendment No. 2 to the 1999 Plan	10-K	001-05647	10.80	March 28, 2001

10.90	Amendment No. 3 to the 1999 Plan	10-Q	001-05647	99.2	August 9, 2002

10.91	Form of Option Grant Agreement (Three Year Vesting) under the 1999 Plan, as amended	10-K	001-05647	10.77	March 12, 2004

10.92	Mattel, Inc. 2005 Equity Compensation Plan (“the 2005 Plan”)	DEF 14A	001-05647	Appendix C	April 13, 2005

10.93	Form of Grant Agreement for grants to employees of Non-Qualified Stock Options (“NQSOs”) under the 2005 Plan	8-K	001-05647	99.1	August 5, 2005

10.94	Form of Grant Agreement for grants to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 5, 2005

10.95	Form of Grant Agreement for grants to Matthew C. Bousquette of NQSOs under the 2005 Plan	8-K	001-05647	99.3	August 5, 2005

10.96	Form of Grant Agreement for grants to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.4	August 5, 2005

10.97	Form of Grant Agreement for grants to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.5	August 5, 2005

10.98	Form of Grant Agreement for grants to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.6	August 5, 2005

10.99	Form of Grant Agreement for Annual Grants to Outside Directors of NQSOs under the 2005 Plan	10-Q	001-05647	99.0	August 3, 2005

10.100	Form of Grant Agreement for Annual Grants to Outside Directors of Restricted Stock Units with Dividend Equivalents under the 2005 Plan	10-Q	001-05647	99.1	August 3 2005

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.101	Form of Grant Agreement for grant to Neil B. Friedman of Restricted Stock Units with Dividend Equivalents under the 2005 Plan	8-K	001-05647		October 14, 2005

10.102	Mattel, Inc. Summary of Compensation of the Non-Employee Members of the Board of Directors	8-K	001-05647	99.2	March 18, 2005

11.0*	Computation of Income per Common and Common Equivalent Share
21.0*	Subsidiaries of the Registrant as of December 31, 2005

23.0*	Consent of Independent Registered Public Accounting Firm

24.0*	Power of Attorney (on page 102 of Form 10-K)

31.0*	Certification of Principal Executive Officer dated February 27, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated February 27, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated February 27, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ KEVIN M. FARR
Kevin M. Farr Chief Financial Officer

Date: February 27, 2006

POWER OF ATTORNEY

We, the undersigned directors and officers of Mattel, Inc. do hereby severally constitute and appoint Robert A. Eckert, Robert Normile, Norman Gholson, and John L. Vogelstein, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. ECKERT Robert A. Eckert	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 27, 2006

/s/ KEVIN M. FARR Kevin M. Farr	Chief Financial Officer (principal financial officer)	February 27, 2006

/s/ H. SCOTT TOPHAM H. Scott Topham	Senior Vice President and Corporate Controller (principal accounting officer)	February 27, 2006

/s/ EUGENE P. BEARD Eugene P. Beard	Director	February 27, 2006

/s/ MICHAEL J. DOLAN Michael J. Dolan	Director	February 27, 2006

/s/ TULLY M. FRIEDMAN Tully M. Friedman	Director	February 27, 2006

Signature	Title	Date

/s/ ANDREA L. RICH Andrea L. Rich	Director	February 27, 2006

/s/ RONALD L. SARGENT Ronald L. Sargent	Director	February 27, 2006

/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Director	February 27, 2006

/s/ G. CRAIG SULLIVAN G. Craig Sullivan	Director	February 27, 2006

/s/ JOHN L. VOGELSTEIN John L. Vogelstein	Director	February 27, 2006

/s/ KATHY BRITTAIN WHITE Kathy Brittain White	Director	February 27, 2006

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations	Net Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2005	$32,831	$3,108	$(11,362)(a)	$24,577
Year ended December 31, 2004	27,451	7,659	(2,279)(a)	32,831
Year ended December 31, 2003	23,251	10,688	(6,488)(a)	27,451

Allowance for Inventory Obsolescence
Year ended December 31, 2005	$65,231	$27,574	$(32,270)(b)	$60,535
Year ended December 31, 2004	53,647	35,437	(23,853)(b)	65,231
Year ended December 31, 2003	49,118	36,992	(32,463)(b)	53,647

Income Tax Valuation Allowances
Year ended December 31, 2005	$205,277	$16,249	$(19,717)(c)	$201,809
Year ended December 31, 2004	208,878	25,745	(29,346)(c)	205,277
Year ended December 31, 2003	343,451	20,532	(155,105)(c)	208,878

(a)	Includes writeoffs, recoveries of previous writeoffs, and currency translation adjustments.
(b)	Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw materials, write-downs and currency translation adjustments.
(c)	Primarily represents utilization of loss carryforwards.