Form 10-Q
period 2006-03-31
MATTEL INC /DE/
filed 2006-05-03
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                     Accelerated filer  ☐                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 28, 2006:

389,469,170 shares

MATTEL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share data)	March 31, 2006	March 31, 2005	December 31, 2005
ASSETS
Current Assets
Cash and equivalents	$603,272	$778,703	$997,734
Accounts receivable, net	585,039	571,295	760,643
Inventories	410,761	472,579	376,897
Prepaid expenses and other current assets	284,293	246,923	277,226

Total current assets	1,883,365	2,069,500	2,412,500

Property, plant and equipment, net	535,217	562,507	547,104
Goodwill	719,212	731,816	718,069
Other noncurrent assets	727,026	790,407	694,640

Total Assets	$3,864,820	$4,154,230	$4,372,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$43,468	$19,899	$117,994
Current portion of long-term debt	100,000	188,880	100,000
Accounts payable	216,668	231,653	265,936
Accrued liabilities	431,428	437,501	796,473
Income taxes payable	108,472	235,955	182,782

Total current liabilities	900,036	1,113,888	1,463,185

Noncurrent Liabilities
Long-term debt	525,000	400,000	525,000
Other	282,836	239,414	282,395

Total noncurrent liabilities	807,836	639,414	807,395

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,588,592	1,591,010	1,589,281
Treasury stock at cost; 51.9 million shares, 24.5 million shares and 52.8 million shares, respectively	(921,312)	(446,117)	(935,711)
Retained earnings	1,339,992	1,099,795	1,309,822
Accumulated other comprehensive loss	(291,693)	(285,129)	(303,028)

Total stockholders’ equity	2,156,948	2,400,928	2,101,733

Total Liabilities and Stockholders’ Equity	$3,864,820	$4,154,230	$4,372,313

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
(Unaudited; in thousands, except per share amounts)	March 31, 2006	March 31, 2005
Net Sales	$793,347	$783,120
Cost of sales	461,389	439,060

Gross Profit	331,958	344,060
Advertising and promotion expenses	88,853	87,709
Other selling and administrative expenses	275,096	250,822

Operating (Loss) Income	(31,991)	5,529
Interest expense	15,203	17,547
Interest (income)	(8,820)	(12,085)
Other non-operating (income), net	(1,879)	(8,881)

(Loss) Income Before Income Taxes	(36,495)	8,948
(Benefit) provision for income taxes	(66,665)	2,441

Net Income	$30,170	$6,507

Net Income Per Common Share – Basic	$0.08	$0.02

Weighted average number of common shares	388,766	416,096

Net Income Per Common Share – Diluted	$0.08	$0.02

Weighted average number of common and common equivalent shares	391,287	421,105

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
(Unaudited; in thousands)	March 31, 2006	March 31, 2005
Cash Flows From Operating Activities:
Net income	$30,170	$6,507
Adjustments to reconcile net income to net cash flows used for operating activities:
Gain on sale of investments	—	(11,445)
Net loss (gain) on disposal of other property, plant and equipment	674	(160)
Depreciation	41,051	42,840
Amortization	959	1,315
Deferred income taxes	(20,621)	(8,229)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	184,654	180,106
Inventories	(32,972)	(59,871)
Prepaid expenses and other current assets	(5,226)	48,846
Accounts payable, accrued liabilities and income taxes payable	(475,876)	(573,662)
Other, net	(12,894)	(1,180)

Net cash flows used for operating activities	(290,081)	(374,933)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(13,019)	(15,226)
Purchases of other property, plant and equipment	(15,538)	(9,371)
Payment for businesses acquired	—	(995)
Proceeds from sale of investments	—	18,157
Proceeds from disposal of other property, plant and equipment	283	931

Net cash flows used for investing activities	(28,274)	(6,504)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	10,931	29,061
Repayments of short-term borrowings	(85,629)	(38,196)
Share repurchases	(13,279)	—
Proceeds from exercises of stock options	8,742	23,899
Other, net	939	(2,337)

Net cash flows (used for) from financing activities	(78,296)	12,427

Effect of Currency Exchange Rate Changes on Cash	2,189	(9,122)

Decrease in Cash and Equivalents	(394,462)	(378,132)
Cash and Equivalents at Beginning of Period	997,734	1,156,835

Cash and Equivalents at End of Period	$603,272	$778,703

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$91,192	$50,467
Interest	10,566	16,019
Non-cash investing and financing activities:
Liability for equipment acquired	$—	$443
Asset write-downs	—	378

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2005 Annual Report on Form 10-K.

2.	Change in Accounting Principle

Prior to January 1, 2006, Mattel applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation expense was recognized in the statements of operations for these employee stock options.

Effective January 1, 2006, Mattel adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified-prospective transition method. Accordingly, results for prior periods have not been restated and compensation cost in 2006 includes the portion of share-based payment awards attributable to employee service during the period for (i) grants made prior to January 1, 2006, but not previously included in the proforma expense disclosures in Mattel’s financial statements, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Beginning January 1, 2006 and in connection with the adoption of SFAS No. 123(R), Mattel recognizes the cost of all new employee share-based payment awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures; whereas, prior to January 1, 2006, Mattel used the graded vesting attribution method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In accounting for the income tax benefits associated with employee exercises of share-based payments, Mattel has elected to adopt the alternative simplified method as permitted by FASB Staff Position (“FSP”) No. FAS 123(R)-3, Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 permits the adoption of either the transition guidance described in SFAS No. 123(R) or the alternative simplified method specified in the FSP to account for the income tax effects of share-based payment awards. In determining when additional tax benefits associated with share-based payment exercises are recognized, Mattel follows the ordering of deductions of the tax law, which allows deductions for share-based payment exercises to be utilized before previously existing net operating loss carryforwards. In computing dilutive shares under the treasury stock method, Mattel does not reduce the tax benefit amount within the calculation for the amount of deferred tax assets that would have been recognized had Mattel previously expensed all share-based payment awards.

3.	Accounts Receivable

Accounts receivable are shown net of allowances for doubtful accounts of $20.1 million, $30.9 million and $24.6 million as of March 31, 2006, March 31, 2005 and December 31, 2005, respectively.

4.	Inventories

Inventories include the following:

(In thousands)	March 31, 2006	March 31, 2005	December 31, 2005
Raw materials and work in process	$38,443	$48,559	$34,038
Finished goods	372,318	424,020	342,859

	$410,761	$472,579	$376,897

5.	Property, Plant and Equipment

Property, plant and equipment, net include the following:

(In thousands)	March 31, 2006	March 31, 2005	December 31, 2005
Land	$29,264	$29,168	$29,125
Buildings	233,141	252,090	231,597
Machinery and equipment	741,264	708,041	736,041
Tools, dies and molds	555,458	586,650	557,133
Capital leases	23,271	23,271	23,271
Leasehold improvements	122,482	106,482	115,496

	1,704,880	1,705,702	1,692,663
Less: accumulated depreciation	(1,169,663)	(1,143,195)	(1,145,559)

	$535,217	$562,507	$547,104

6.	Goodwill

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls

Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands and International. Mattel tests its goodwill for impairment annually in the third quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based on the fair value of the cash flows that the business can be expected to generate in the future.

The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2006, is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

(In thousands)	December 31, 2005	Impact of Currency Exchange Rate Changes	March 31, 2006
Mattel Girls Brands US	$34,003	$268	$34,271
Mattel Boys Brands US	54,134	21	54,155
Fisher-Price Brands US	216,455	53	216,508
American Girl Brands	207,571	—	207,571
International	205,906	801	206,707

	$718,069	$1,143	$719,212

7.	Other Noncurrent Assets

Other noncurrent assets include the following:

(In thousands).	March 31, 2006	March 31, 2005	December 31, 2005
Deferred income taxes	$514,927	$585,520	$495,914
Identifiable intangibles, net	19,858	22,153	20,422
Other	192,241	182,734	178,304

	$727,026	$790,407	$694,640

8.	Accrued Liabilities

Accrued liabilities include the following:

(In thousands)	March 31, 2006	March 31, 2005	December 31, 2005
Royalties	$58,019	$54,487	$106,257
Accounts receivable collections due to bank	45,252	27,105	200,417
Other	328,157	355,909	489,799

	$431,428	$437,501	$796,473

9.	Long-term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2006	March 31, 2005	December 31, 2005
Medium-term notes due May 2006 to November 2013	$400,000	$400,000	$400,000
Term loan facility due December 2006 to December 2008	225,000	—	225,000
6 1/8% senior notes due July 2005	—	150,000	—
10.15% mortgage note due November 2005	—	38,880	—

	625,000	588,880	625,000
Less: current portion	(100,000)	(188,880)	(100,000)

	$525,000	$400,000	$525,000

10.	Comprehensive Income

The changes in the components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended
(In thousands)	March 31, 2006	March 31, 2005
Net income	$30,170	$6,507
Currency translation adjustments	10,366	(20,028)
Net unrealized gain on securities:
Unrealized holding (losses)	—	(2,070)
Reclassification adjustment for realized (gains) included in net income	—	(5,745)

	—	(7,815)

Net unrealized gain (loss) on derivative instruments:
Unrealized holding gains	1,724	8,580
Reclassification adjustment for realized (gains) losses included in net income	(755)	3,962

	969	12,542

	$41,505	$(8,794)

The components of accumulated other comprehensive loss are as follows:

(In thousands)	March 31, 2006	March 31, 2005	December 31, 2005
Currency translation adjustments	$(228,193)	$(219,820)	$(238,559)
Minimum pension liability adjustments	(68,715)	(61,472)	(68,715)
Net unrealized gain on securities	—	8,627	—
Net unrealized gain (loss) on derivative instruments	5,215	(12,464)	4,246

	$(291,693)	$(285,129)	$(303,028)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures were related to entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso and Indonesian rupiah. For the three months ended March 31, 2006, currency translation adjustments resulted in a net gain of $10.4 million, with gains from the strengthening of the Euro, and Indonesian rupiah against the US dollar, partially offset by the weakening of the Mexican peso against the US dollar. For the three months ended March 31, 2005, currency translation adjustments resulted in a net loss of $20.0 million, with losses from the weakening of the Euro, British pound sterling, Venezuelan bolivar, and Chilean peso against the US dollar.

Marketable Securities

As of March 31, 2006, Mattel held no marketable securities. Unrealized pre-tax gains of $13.7 million ($8.6 million net of tax) as of March 31, 2005 were deferred in accumulated other comprehensive loss related to marketable securities held.

During the three months ended March 31, 2005, Mattel sold investments for proceeds totaling $18.2 million, including $15.6 million for marketable equity securities. Gains on sales of investments totaling $10.7 million, including $9.1 million for sales of marketable equity securities, net of transaction costs, were recorded in other non-operating (income), net in the consolidated statements of operations.

11.	Income Taxes

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. During the three months ended March 31, 2006, Mattel settled multiple on-going audits by foreign tax authorities and as a result of the settlements, Mattel recognized income tax benefits of $56.8 million during the first quarter of 2006.

Additionally, in April 2006, Mattel settled an audit with a state tax authority that resulted in a net tax benefit of $6.6 million, which will be recorded in Mattel’s financial statements in the second quarter of 2006.

12.	Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income), net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction (gains)/losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended
(In thousands)	March 31, 2006	March 31, 2005
Operating income	$(3,200)	$(5,819)
Other non-operating (income), net	396	1,485

Net transaction (gains)	$(2,804)	$(4,334)

13.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended
(In thousands)	March 31, 2006	March 31, 2005
Research and development	$39,181	$41,204
Identifiable intangible asset amortization	564	577

14.	Earnings Per Share

Basic net income per common share is computed by dividing reported net income by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common shares and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices, as applicable. Nonqualified stock options totaling 32.0 million and 9.4 million shares were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2006 and 2005, respectively, because they were anti-dilutive.

15.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 4 to the Consolidated Financial Statements in Mattel’s 2005 Annual Report on Form 10-K.

A summary of the components of Mattel’s net periodic benefit cost for the three months ended March 31 is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
(In thousands)	2006	2005	2006	2005
Service cost	$2,701	$2,331	$30	$32
Interest cost	5,601	5,417	780	803
Expected return on plan assets	(6,110)	(5,668)	—	—
Amortization of:
Prior service cost	483	(149)	—	—
Net actuarial loss	2,787	2,339	391	384

	$5,462	$4,270	$1,201	$1,219

During the three months ended March 31, 2006, Mattel made cash contributions totaling approximately $3 million to its defined benefit pension and postretirement benefit plans. Mattel expects to make cash contributions totaling approximately $14 million to its defined benefit pension and postretirement benefit plans during 2006, including approximately $11 million to cover benefit payments for its unfunded plans.

16.	Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in Note 7 to the Consolidated Financial Statements in its 2005 Annual Report on Form 10-K. Under the Mattel, Inc. 2005 Equity Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalent rights and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of three years from the date of grant. Such stock options were granted with exercise prices at or above the fair market value of Mattel’s common stock on the date of grant.

Effective January 1, 2006, Mattel adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Prior to January 1, 2006, Mattel applied the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for its employee stock compensation plans. All employee stock options were granted at or above the grant date market price and, accordingly, no compensation expense was recognized in the statements of operations for these employee stock options. Instead, the amount of compensation expense that would have resulted if Mattel had applied the fair value recognition provisions of SFAS No. 123 was included as a proforma disclosure in the financial statement footnotes.

Prior to January 1, 2006, Mattel presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $0.7 million during the three months ended March 31, 2006. Excess tax benefits reflected as an operating cash inflow totaled $3.3 million during the three months ended March 31, 2005.

On December 28, 2005, the Compensation Committee of the Board of Directors of Mattel approved the acceleration of vesting of options for approximately 12.4 million shares with an exercise price of $16.09 or greater granted to employees other than Mattel’s Chairman and Chief Executive Officer. Vesting was not accelerated for stock options held by any member of the Board of Directors. The primary purpose of the accelerated vesting was to avoid recognizing future compensation expense associated with the accelerated stock options under SFAS No. 123(R). Additionally, for financial reporting purposes, there may be other potential tax benefits derived from accelerating the vesting of stock options.

As of March 31, 2006, total unrecognized compensation cost related to unvested share-based payments totaled $2.9 million, and is expected to be recognized over a weighted-average period of 2.1 years.

Stock Options

Mattel recognized compensation expense of $0.6 million for stock options during the three months ended March 31, 2006 as a component of other selling and administrative expenses. As discussed above, prior to January 1, 2006, no compensation expense was recognized in the statements of operations for stock options. Had compensation expense in 2005 for nonqualified stock options granted been determined based on their fair value at the grant date, consistent with the fair value method of accounting prescribed by SFAS No. 123, Mattel’s net income and net income per common share for the three months ended March 31, 2005 would have been adjusted as follows (amounts in thousands, except per share amounts):

Net income:
As reported	$6,507
Proforma compensation cost, net of tax	(6,703)

Proforma net income	$(196)

Income per share:
Basic
As reported	$0.02
Proforma compensation cost, net of tax	(0.02)

Proforma net income per common share – basic	$—

Diluted
As reported	$0.02
Proforma compensation cost, net of tax	(0.02)

Proforma net income per common share – diluted	$—

The fair value of Mattel options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding, and has been determined based on a study of historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s historical annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues. The fair value per option was lower in 2006 than in 2005 due primarily to a lower volatility factor and a shorter expected life. The shorter expected life was determined through a detailed study of historical exercise experience, and the shorter expected life impacted the period that was considered in developing other assumptions including volatility. The following weighted average assumptions were used in determining fair value for options granted:

	During the Three Months Ended
	March 31, 2006	March 31, 2005
Expected life (in years)	4.87	5.45
Risk-free interest rate	4.12%	3.81%
Volatility factor	27.30%	35.66%
Dividend yield	2.41%	1.39%
Weighted average fair value per granted option	$4.48	$6.65

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock option plans during the three months ended March 31, 2006 (amounts in thousands, except average exercise price and average remaining life):

	Number	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	47,851	$18.53
Granted	22	16.88
Exercised	(814)	15.21
Forfeited	(350)	18.92
Canceled	(1,636)	23.38

Outstanding at March 31, 2006	45,073	$18.42	5.5	$(12,871)

Exercisable at March 31, 2006	44,191	$18.42	5.7	$(12,784)

Available for grant at March 31, 2006	42,713

There were 50 million shares of common stock authorized for equity instrument awards under the 2005 Plan.

The intrinsic value of stock options is the difference between the current market value and the exercise price. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.8 million and $10.0 million, respectively.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during the three months ended March 31, 2006 was $8.7 million, and the tax benefit for exercises was $0.7 million.

Restricted Stock and Restricted Stock Units

In 2000, Mattel awarded 686 thousand deferrable RSUs to its Chief Executive Officer pursuant to the terms of his employment contract. These RSUs are 75% vested, with the remaining RSUs vesting in 2008. The aggregate fair market value of the RSUs is being amortized to compensation expense over the vesting period.

Compensation expense recognized related to grants of restricted stock and RSUs to certain employees and non-employee Board members was $0.1 million for the three months ended March 31, 2006 and 2005.

The following table summarizes the number and weighted average grant date fair value of Mattel’s unvested restricted stock and RSUs as of March 31, 2006 (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested at January 1, 2006	220	$12.55
Granted	3	17.08
Vested	(5)	20.70
Forfeited	—

Unvested at March 31, 2006	218	$12.42

17.	Contingencies

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleged that Fisher-Price’s PowerTouch™ system infringed a LeapFrog patent relating to an electronic learning device for teaching phonics. A 10-day trial commenced on May 16, 2005, which resulted in a deadlocked jury. As an alternative to retrying the case, the parties agreed to submit the case for decision, based on the existing trial record, to the presiding judge. The plaintiff in this lawsuit asserted a total damages claim of up to approximately $90 million, which was reduced to approximately $58 million pursuant to rulings by the Court, and sought an injunction preventing the further sale of the PowerTouch™ system; the damages could possibly have been trebled if a willful infringement had been found. On March 30, 2006, the Court issued a Memorandum and Order holding that Mattel and Fisher-Price did not infringe LeapFrog’s patent and furthermore holding that LeapFrog’s patent claim, which was the basis of LeapFrog’s lawsuit, was invalid due to obviousness. On May 1, 2006, LeapFrog filed an appeal of the Court’s ruling with the Court of Appeals for the Federal Circuit. Mattel and its subsidiary Fisher-Price continue to believe that the action is without merit and intend to continue defending themselves vigorously.

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

18.	Segment Information

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. On October 10, 2005, Mattel announced the consolidation of its domestic Mattel Girls & Boys Brands and

Fisher-Price Brands divisions into one division. The creation of the “Mattel Brands” division, which resulted in the consolidation of some management and support functions, preserves the natural marketing and design groups that are empowered to create and market toys based on gender and age groups and is expected to more effectively and efficiently leverage Mattel’s scale. These changes are consistent with Mattel’s ongoing strategy to build brands, cut costs and develop people in a streamlined organization that is focused on scale, innovation and execution. There were no changes to Mattel’s operating segments as a result of the consolidation.

Mattel’s domestic operating segments include:

Mattel Girls & Boys Brands — including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™, Pixel Chix™, Winx Club™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Batman™, CARS, Ice Age™, Justice League™, Superman™, Yu-Gi-Oh!™ and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands — including Fisher-Price®, Little People®, Rescue Heroes®, BabyGear™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and See ‘N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands — including Just Like You™ (formerly referred to as American Girl Today®), the historical collection (formerly referred to as The American Girls Collection®) and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

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

	For the Three Months Ended
(In thousands)	March 31, 2006	March 31, 2005
Revenues
Domestic:
Mattel Girls & Boys Brands US	$229,699	$237,937
Fisher-Price Brands US	199,640	169,218
American Girl Brands	61,868	67,630

Total Domestic	491,207	474,785
International	374,245	375,467

Gross sales	865,452	850,252
Sales adjustments	(72,105)	(67,132)

Net sales	$793,347	$783,120

	For the Three Months Ended
(In thousands)	March 31, 2006	March 31, 2005
(Loss) Income Before Income Taxes
Domestic:
Mattel Girls & Boys Brands US	$13,407	$16,393
Fisher-Price Brands US	(782)	(1,692)
American Girl Brands	41	7,787

Total Domestic	12,666	22,488
International	5,440	9,701

	18,106	32,189
Corporate and other expense (a)	(50,097)	(26,660)

Operating (loss) income	(31,991)	5,529
Interest expense	15,203	17,547
Interest (income)	(8,820)	(12,085)
Other non-operating (income), net	(1,879)	(8,881)

(Loss) income before income taxes	$(36,495)	$8,948

(a)	For the quarter ended March 31, 2006, corporate and other includes a $13.0 million severance charge related to the January 2006 reduction of over 200 positions, primarily in connection with the streamlining of the Mattel Brands organization.

(In thousands)	March 31, 2006	March 31, 2005	December 31, 2005
Assets
Domestic:
Mattel Girls & Boys Brands US	$209,829	$267,260	$255,817
Fisher-Price Brands US	204,612	177,958	188,076
American Girl Brands	68,900	52,679	60,256

Total Domestic	483,341	497,897	504,149
International	444,676	474,468	547,980

	928,017	972,365	1,052,129
Corporate and other	67,783	71,509	85,411

Accounts receivable and inventories	$995,800	$1,043,874	$1,137,540

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands,

Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended
(In thousands)	March 31, 2006	March 31, 2005
Worldwide Revenues
Mattel Girls & Boys Brands	$493,207	$514,389
Fisher-Price Brands	307,238	264,384
American Girl Brands	61,868	67,630
Other	3,139	3,849

Gross sales	865,452	850,252
Sales adjustments	(72,105)	(67,132)

Net sales	$793,347	$783,120

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands — including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™, Pixel Chix™,
Winx Club™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Batman™, CARS, Ice Age™, Justice League™, Superman™, Yu-Gi-Oh!™ and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands — including Fisher-Price®, Little People®, Rescue Heroes®, BabyGear™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and See ‘N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands — including Just Like You™, the historical collection and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

On October 10, 2005, Mattel announced the consolidation of its domestic Mattel Girls & Boys Brands and Fisher-Price Brands divisions into one division. The creation of the “Mattel Brands” division, which resulted in the consolidation of some management and support functions, preserves the natural marketing and design groups that are empowered to create and market toys based on gender and age groups and is expected to more effectively and efficiently leverage Mattel’s scale. These changes are consistent with Mattel’s ongoing goals to enhance innovation and improve execution. In connection with this consolidation, Mattel began executing an initiative in 2006 to streamline its workforce, primarily in El Segundo, California.

Management believes that the business environment for Mattel in 2006 will be similar to that of 2005. Mattel expects to continue facing challenges both domestically and internationally as certain retailers continue to rationalize stores and tightly manage inventory. Additionally, Mattel has experienced continued cost pressures in the areas of product costs, including oil-based resin, the impact of the strengthening of the Chinese yuan against the US dollar, transportation costs and employee-related costs. Management believes that Mattel will continue to encounter a challenging retail environment, along with cost pressures and the possibility of continued sales declines in the Barbie® brand.

Mattel’s objective is to continue to create long-term shareholder value by generating strong cash flow and deploying it in a disciplined and opportunistic manner as outlined in Mattel’s capital and investment framework. To achieve this objective, management has established three overarching goals. The first goal is to enhance innovation in order to reinvigorate the Barbie® brand, while maintaining growth in other core brands by continuing to develop popular toys. Planned 2006 introductions include the
Let’s Dance Barbie® doll, My Scene™ Fab Faces™ dolls, Pixel Chix™ Love-2-Shop™ Mall, Fisher-Price® SparkArt Creativity Easel,
Hot Wheels® Terror-Dactyl® track set, Tyco® R/C N.S.E.C.T.™ vehicle, Fairy Wishes™ Dora, The Superman™ Returns Inflato-Suit,
Fast Talkin’ Lightning McQueen from the upcoming CARS motion picture, T.M.X. Elmo and Jess™, American Girl®’s Girl of the Year doll. Additionally, Mattel plans to pursue additional licensing arrangements and strategic partnerships to extend its portfolio of brands into areas outside of traditional toys.

The second goal is to improve execution in areas including manufacturing, distribution and selling. In 2006, Mattel is continuing to focus on improving the efficiency of its supply chain using Lean supply chain initiatives. The objective of the Lean program is to improve the flow of a process, do more with less and focus on the value chain from beginning to end.

The third goal is to further capitalize on Mattel’s scale advantage. For example, as the world’s largest toy company, Mattel believes it can realize cost savings when making purchasing decisions based on a One Mattel philosophy.

Results of Operations

Consolidated Results

Net sales for the first quarter of 2006 were $793.3 million, as compared to $783.1 million in 2005, including unfavorable changes in currency exchange rates of 2 percentage points. Net income for the first quarter of 2006 was $30.2 million, or $0.08 per diluted share, as compared to net income for the first quarter of 2005 of $6.5 million, or $0.02 per diluted share. Net income for the first quarter of 2006 was positively impacted by $56.8 million of income tax benefits related to audit settlements with foreign tax authorities. Lower gross profit, as a percentage of net sales, and higher selling and administrative expenses partially offset these income tax benefits. Gross profit, as a percentage of net sales, declined from 43.9% in 2005 to 41.8% in 2006. Sales mix and external cost pressures were the primary causes of the decline in gross profit. Other selling and administrative costs in the first quarter of 2006 included a $13.0 million charge for severance related to the January 2006 reduction of over 200 positions, primarily in connection with the streamlining of the Mattel Brands organization.

The following table provides a summary of Mattel’s consolidated results for the first quarter of 2006 and 2005 (in millions, except percentage and basis point information):

	For the Three Months Ended March 31,
	2006		2005		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$793.3	100.0%	$783.1	100.0%	1%	—

Gross profit	$332.0	41.8%	$344.0	43.9%	-4%	(210)
Advertising and promotion expenses	88.9	11.2	87.7	11.2	1%	—
Other selling and administrative expenses	275.1	34.7	250.8	32.0	10%	270

Operating (loss) income	(32.0)	-4.0	5.5	0.7		(470)
Interest expense	15.2	1.9	17.6	2.2	-13%	(30)
Interest (income)	(8.8)	-1.1	(12.1)	-1.5	-27%	40
Other non-operating (income), net	(1.9)		(8.9)

(Loss) income before income taxes	$(36.5)	-4.6%	$8.9	1.1%		(570)

Sales

Net sales for the first quarter of 2006 were $793.3 million, a one percentage point increase as compared to $783.1 million in 2005, including unfavorable changes in currency exchange rates of 2 percentage points. Gross sales within the US increased 3% as compared to 2005 and accounted for 56.8% of consolidated gross sales in 2006 compared to 55.8% in 2005. In 2006, gross sales in international markets were flat compared to 2005, including unfavorable changes in currency exchange rates of 4 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands decreased 4% in the first quarter of 2006 to $493.2 million, including unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Mattel Girls & Boys Brands products decreased 3% and international gross sales decreased 5%, including unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales for Barbie® declined 8% from 2005, including unfavorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Barbie® increased 1%. International gross sales of Barbie® declined 14%, including unfavorable changes in currency exchange rates of 4 percentage points, and were negatively impacted by the later introduction of Barbie® Mermaidia™ products in many key international markets and stronger sales of Beach Doll in the first quarter of 2005. Worldwide gross sales of Other Girls Brands increased 23%, including unfavorable changes in currency exchange rates of 3 percentage points. The sales growth for Other Girls Brands compared to the first quarter of 2005 was driven by Pixel Chix™, Winx Club™ and Polly Pocket!™. Worldwide gross sales in the Wheels category declined 4%, including unfavorable changes in currency exchange rates of 1 percentage point, with declines in Hot Wheels® adult and Tyco® R/C products partially offset by gains in Hot Wheels® kids products. Worldwide gross sales in the Entertainment category decreased 14%, including unfavorable changes in currency exchange rates of 2 percentage points, primarily driven by declines in Robots™, Yu-Gi-Oh!™ and Batman™, partially offset by sales of the new Ice Age™ property and initial shipments of CARS and Superman™ properties.

Worldwide gross sales of Fisher-Price Brands increased 16% in the first quarter of 2006 to $307.2 million, including unfavorable changes in currency exchange rates of 2 percentage points. Worldwide sales of Core Fisher-Price® increased 12%, including unfavorable changes in currency exchange rates of 1 percentage point, primarily driven by worldwide sales growth in infant and preschool products and continued growth in the BabyGear™ line internationally. Worldwide gross sales of Fisher-Price® Friends grew 21%, including unfavorable changes in currency exchange rates of 2 percentage points, driven by continued strength of the

Dora the Explorer™ property. Power Wheels® gross sales also grew worldwide.

American Girl Brands gross sales decreased 9% in the first quarter of 2006 to $61.9 million as compared to $67.6 million in the first quarter of 2005. The decline was primarily driven by the later Easter and spring breaks in 2006 and strong sales of the 2005 Girl of the Year doll, Marisol™, in the first quarter of 2005.

Gross Profit

Gross profit, as a percentage of net sales, was 41.8% in the first quarter of 2006, compared to 43.9% in the first quarter of 2005. The decrease in gross profit, as a percentage of net sales, resulted from the impact of sales mix, external cost pressures and the negative impact of currency exchange rates. The sales mix was negatively impacted by higher sales of Fisher-Price® products relative to other higher margin brands. These factors were partially offset by supply chain savings.

Advertising and Promotion Expenses

Advertising and promotion expenses were 11.2% of net sales in the first quarter of 2006, and flat with 2005 as a percentage of net sales.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $275.1 million, or 34.7% of net sales, in the first quarter of 2006 compared to $250.8 million, or 32.0% of net sales, in the first quarter of 2005. Other selling and administrative expenses increased in 2006, primarily due to the following:

•	$13.0 million of severance charges related to the January 2006 reduction of over 200 positions primarily in connection with the streamlining of the Mattel Brands organization;

•	Higher external cost pressures, and higher employee-related costs such as salaries and benefits; and

•	Pre-opening costs associated with the American Girl Place® retail store in Los Angeles, California that opened in April 2006.

Non-Operating Items

Interest expense decreased from $17.6 million in the first quarter of 2005 to $15.2 million in the first quarter of 2006, due to lower average domestic borrowings, partially offset by higher interest rates. Interest (income) decreased from $12.1 million in the first quarter of 2005 to $8.8 million in the first quarter of 2006, due to the utilization of cash to reduce borrowings and lower beginning cash balances due to 2005 share repurchases, partially offset by higher interest rates. Other non-operating (income), net was $1.9 million in the first quarter of 2006 compared to $8.9 million in the first quarter of 2005. Other non-operating (income), net in the first quarter of 2005 included $10.7 million of net gains on the sales of investments, including $9.1 million of gains from the sale of marketable equity securities.

As of March 31, 2006, Mattel held no marketable securities.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales decreased 3% in the first quarter of 2006 compared to the first quarter of 2005. Within this segment, Barbie® gross sales increased 1% and sales of Other Girls Brands increased 5% as a result of higher sales of Pixel Chix™, Little Mommy and Polly Pocket!™. Gross sales in the Wheels and Entertainment categories decreased. In the Entertainment category, sales declines in Robots™, Batman™ and Yu-Gi-Oh!™ properties were partially offset by sales of Ice Age™, CARS and Superman™ properties. Mattel Girls & Boys Brands US segment income decreased 18% to $13.4 million in the first quarter of 2006, primarily due to a decline in gross profit caused by changes in sales mix, external cost pressures and higher royalty costs. Price increases implemented in April 2006 are expected to partially offset pressures on gross margins.

Fisher-Price Brands US gross sales increased 18% in the first quarter of 2006 compared to the first quarter of 2005, with strong sales growth of Core Fisher-Price®, Fisher-Price® Friends and Power Wheels® products. Fisher-Price Brands US segment income improved from a loss of $1.7 million in the first quarter of 2005 to a loss of $0.8 million in the first quarter of 2006, due primarily to the strong sales growth in 2006, partially offset by lower gross margins. Price increases implemented in April 2006 are expected to partially offset pressures on gross margins.

American Girl Brands gross sales decreased 9% in the first quarter of 2006 compared to the first quarter of 2005, primarily driven by the later Easter and spring breaks in 2006 and strong sales of the 2005 Girl of the Year doll, Marisol™, in the first quarter of 2005. The American Girl Brands segment income decreased from $7.8 million in the first quarter of 2005 to income of $41.0 thousand in the first quarter of 2006, primarily due to decreased sales volume and pre-opening costs associated with the American Girl Place® retail store in Los Angeles, California.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first quarter of 2006 versus 2005:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	(6)	(7)
Latin America	10	7
Asia Pacific	(3)	(3)
Other	35	6

Total International	—	(4)

International gross sales were flat in the first quarter of 2006 compared to the first quarter of 2005, including unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Barbie® decreased 14%, including unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Other Girls Brands increased double digits, primarily as a result of higher sales of Pixel Chix™, Winx Club™, and Polly Pocket!™. Gross sales increased in the Wheels category, reflecting growth in Hot Wheels®. Gross sales decreased in the Entertainment category, driven by sales declines in Batman™, Robots™ and Yu-Gi-Oh!™, which were partially offset by sales of the new Ice Age™ property. Fisher-Price Brands gross sales increased 13%, including unfavorable changes in currency exchange rates of 4 percentage points, driven by strong sales in both Core Fisher-Price® and Fisher-Price® Friends. International segment income decreased from $9.7 million in the first quarter of 2005 to $5.4 million in the first quarter of 2006 due to external cost pressures and changes in sales mix.

Income Taxes

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. During the first quarter of 2006, Mattel settled multiple on-going audits by foreign tax authorities and as a result of the settlements, Mattel recognized a tax benefit of $56.8 million.

Additionally, in April 2006, Mattel settled an audit with a state tax authority that resulted in a net tax benefit of $6.6 million, which will be recorded in Mattel’s financial statements in the second quarter of 2006.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash balances and access to short-term borrowing facilities. Cash flows from operations could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

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

Operating Activities

Cash flows used for operating activities were $290.1 million in the first quarter of 2006 compared to $374.9 million in the first quarter of 2005. The decrease in cash flows used for operating activities was primarily due to the 2006 increase in net income and a decrease in 2006 in the use of cash for working capital requirements.

Investing Activities

Cash flows used for investing activities in the first quarter of 2006 increased $21.8 million to $28.3 million compared to $6.5 million in the first quarter of 2005 mainly due to proceeds received from the sale of investments in 2005, and an increase in other property, plant and equipment purchases in 2006, primarily related to the construction of the new American Girl Place® in Los Angeles.

Financing Activities

Cash flows used for financing activities in the first quarter of 2006 were $78.3 million, compared to cash flow from financing activities of $12.4 million in the first quarter of 2005. The additional cash flow used for financing activities in 2006 of $90.7 million was primarily due to the repayment of $75.0 million on a foreign revolving loan facility, share repurchases in December 2005 paid in 2006, and lower proceeds from the exercise of stock options.

Seasonal Financing

Mattel maintains and periodically amends or replaces a domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated in March 2005 and the expiration date of the facility was extended to March 23, 2010. The other terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the first quarter of 2006. As of March 31, 2006, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.25 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 11.5 to 1 (compared to a minimum allowed of 3.50 to 1).

On December 9, 2005, Mattel, Mattel Asia Pacific Sourcing Limited (“MAPS”), a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed a credit agreement (the “MAPS facility”) which provides for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid by MAPS on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008 and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest is charged at various rates selected by Mattel based on Eurodollar rates or bank reference rates. In connection with the MAPS facility, Mattel executed a Continuing Guaranty Agreement pursuant to which Mattel unconditionally guaranteed the obligations of MAPS arising pursuant to the MAPS facility. The MAPS facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios at the end of each fiscal quarter and fiscal year, using the formulae specified and ratios allowed in the MAPS facility to calculate the ratios. The formulae specified in the MAPS facility are the same as those required by the domestic unsecured committed revolving credit facility. Mattel was in compliance with such covenants at March 31, 2006.

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

In October 2005, two major credit rating agencies changed Mattel’s long-term credit rating outlook to negative and one of the credit rating agencies reduced Mattel’s short-term credit rating. In March 2006, one of those credit rating agencies reduced Mattel’s long-term credit rating and changed the outlook from negative to stable. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

(In millions)	March 31, 2006	March 31, 2005	December 31, 2005
Receivables sold pursuant to the:
Domestic receivables facility	$44.7	$60.0	$251.4
European receivables facility	44.6	51.3	95.9
Other factoring arrangements	6.6	4.5	95.8

	$95.9	$115.8	$443.1

Financial Position

Mattel’s cash and equivalents at March 31, 2006 decreased $394.5 million to $603.3 million compared to year-end 2005, primarily due to the payment of year-end 2005 accounts payable and various accrued liability balances and a $75.0 million repayment on the MAPS revolving loan facility, partially offset by proceeds from the collection of year-end 2005 accounts receivable balances in 2006. Accounts receivable, net decreased $175.6 million to $585.0 million at March 31, 2006 compared to year-end 2005 due to the seasonality of sales and collections.

The current portion of long-term debt decreased $88.9 million to $100.0 million at March 31, 2006 compared to $188.9 million at March 31, 2005, primarily due to the repayment of $150.0 million of 6 1/8% senior notes in the third quarter of 2005 and a $38.9 million mortgage note in the fourth quarter of 2005, partially offset by the reclassification from long-term debt to current portion of long-term debt of $30.0 million of medium-term notes maturing in May 2006, $20.0 million of medium-term notes maturing in September 2006 and $50.0 million related to the MAPS term loan, maturing in December 2006. Accounts payable and accrued liabilities decreased $414.3 million since year-end 2005 to $648.1 million at March 31, 2006, mainly due to the payment of year-end 2005 accounts payable and various accrued liability balances, including receivables collections due to bank related to the European receivables facility, incentive compensation, advertising and royalty obligations.

A summary of Mattel’s capitalization is as follows:

(In millions, except percentage information)	March 31, 2006		March 31, 2005		December 31, 2005
Medium-term notes	$350.0	12%	$400.0	13%	$350.0	12%
Term loan facility	175.0	6	—	—	175.0	6

Total long-term debt	525.0	18	400.0	13	525.0	18
Other long-term liabilities	282.8	9	239.4	8	282.4	10
Stockholders’ equity	2,156.9	73	2,400.9	79	2,101.7	72

	$2,964.7	100%	$3,040.3	100%	$2,909.1	100%

Total long-term debt increased $125.0 million at March 31, 2006 compared to March 31, 2005 due to borrowings under the MAPS term loan facility (of which $175.0 million is classified as long-term at March 31, 2006), partially offset by the reclassification of $50.0 million of medium-term notes maturing in the next twelve months to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments. Stockholders’ equity of $2.2 billion, decreased $244.0 million since March 31, 2005, primarily as a result of the share repurchases during 2005 and payment of the annual dividend on common stock in the fourth quarter of 2005, partially offset by net income.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 20.2% at March 31, 2005 to 23.7% at March 31, 2006. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies

Mattel’s critical accounting policies are included in its Annual Report on Form 10-K for the year ended December 31, 2005 and have not changed, except for Mattel’s accounting for share-based payments in connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

Share-Based Payments

Prior to January 1, 2006, Mattel applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock compensation plans. All employee stock options were granted at or above the grant date market price. Accordingly, no compensation expense was recognized in the statements of operations for these employee stock options. Instead, the amount of compensation expense that would have resulted if Mattel had applied the fair value recognition provisions of SFAS No. 123, Accounting for

Stock-Based Compensation, was included as a proforma disclosure in the financial statement footnotes.

Effective January 1, 2006, Mattel adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Accordingly, results for prior periods have not been restated and compensation cost in 2006 includes the portion of share-based payment awards attributable to employee service during the period for (i) grants made prior to January 1, 2006, but not previously included in the proforma expense disclosures in Mattel’s financial statements, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Beginning January 1, 2006 and in connection with the adoption of SFAS No. 123(R), Mattel recognizes the cost of all new employee share-based payment awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures; whereas, prior to January 1, 2006, Mattel used the graded vesting attribution method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In accounting for the income tax benefits associated with employee exercises of share-based payments, Mattel has elected to adopt the alternative simplified method as permitted by FASB Staff Position (“FSP”) No. FAS 123(R)-3, Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 permits the adoption of either the transition guidance described in SFAS No. 123(R) or the alternative simplified method specified in the FSP to account for the income tax effects of share-based payment awards. In determining when additional tax benefits associated with share-based payment exercises are recognized, Mattel follows the ordering of deductions of the tax law, which allows deductions for share-based payment exercises to be utilized before previously existing net operating loss carryforwards. In computing dilutive shares under the treasury stock method, Mattel does not reduce the tax benefit amount within the calculation for the amount of deferred tax assets that would have been recognized had Mattel previously expensed all share-based payment awards.

Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. The fair value of Mattel options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on a study of historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s historical annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting.

The following weighted average assumptions were used in determining fair value for options granted:

	During the Three Months Ended
	March 31, 2006	March 31, 2005
Expected life (in years)	4.87	5.45
Risk-free interest rate	4.12%	3.81%
Volatility factor	27.30%	35.66%
Dividend yield	2.41%	1.39%
Weighted average fair value per granted option	$4.48	$6.65

The fair value per option was lower in 2006 than in 2005 due primarily to a lower volatility factor and a shorter expected life. The shorter expected life was determined through a detailed study of historical exercise experience, and the shorter expected life impacted the period that was considered in developing other assumptions including volatility. The following table summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	1 year	7.8
Risk-free interest rate	1%	7.4
Volatility factor	1%	2.9
Dividend yield	1%	(11.6)

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	(1) year	(9.4)
Risk-free interest rate	(1)%	(7.1)
Volatility factor	(1)%	(2.9)
Dividend yield	(1)%	12.7

On December 28, 2005, the Compensation Committee of the Board of Directors of Mattel approved the acceleration of vesting of options for approximately 12.4 million shares with an exercise price of $16.09 or greater granted to employees other than Mattel’s Chairman and Chief Executive Officer. Vesting was not accelerated for stock options held by any member of the Board of Directors. The primary purpose of the accelerated vesting was to avoid recognizing future compensation expense associated with the accelerated stock options under SFAS No. 123(R). Additionally, for financial reporting purposes, there may be other potential tax benefits derived from accelerating the vesting of stock options. Due to the acceleration of vesting in 2005, future share-based payment grants are expected to impact Mattel’s statements of operations more significantly than in the current period. For those future grants, different valuation assumptions, or actual forfeitures differing significantly from estimated forfeitures, could have a material effect on Mattel’s future financial statements. Additionally, Mattel is evaluating the types of share-based payment awards it grants to employees and different types of share-based payment awards may be granted in the future.

During the three months ended March 31, 2006, Mattel expensed $0.6 million for stock option awards. As of March 31, 2006, total unrecognized compensation cost related to unvested share-based payments was $2.9 million, and is expected to be recognized over a weighted-average period of 2.1 years.

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

	For the Three Months Ended
(In thousands)	March 31, 2006	March 31, 2005
Revenues
Domestic:
Mattel Girls & Boys Brands US	$229,699	$237,937
Fisher-Price Brands US	199,640	169,218
American Girl Brands	61,868	67,630

Total Domestic	491,207	474,785
International	374,245	375,467

Gross sales	865,452	850,252
Sales adjustments	(72,105)	(67,132)

Net sales	$793,347	$783,120

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah were the primary transactions that cause currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income), net based on the nature of the underlying transaction. Transaction gains or losses on intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, Mattel’s disclosure controls and procedures were evaluated. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2006, in timely alerting them to material information relating to Mattel required to be included in Mattel’s periodic reports.

Changes in Internal Control Over Financial Reporting

Mattel made no change to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended March 31, 2006.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleged that Fisher-Price’s PowerTouch™ system infringed a LeapFrog patent relating to an electronic learning device for teaching phonics. A 10-day trial commenced on May 16, 2005, which resulted in a deadlocked jury. As an alternative to retrying the case, the parties agreed to submit the case for decision, based on the existing trial record, to the presiding judge. The plaintiff in this lawsuit asserted a total damages claim of up to approximately $90 million, which was reduced to approximately $58 million pursuant to rulings by the Court, and sought an injunction preventing the further sale of the PowerTouch™ system; the damages could possibly have been trebled if a willful infringement had been found. On March 30, 2006, the Court issued a Memorandum and Order holding that Mattel and Fisher-Price did not infringe LeapFrog’s patent and furthermore holding that LeapFrog’s patent claim, which was the basis of LeapFrog’s lawsuit, was invalid due to obviousness. On May 1, 2006, LeapFrog filed an appeal of the Court’s ruling with the Court of Appeals for the Federal Circuit. Mattel and its subsidiary Fisher-Price continue to believe that the action is without merit and intend to continue defending themselves vigorously.

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

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; increased competition; initiatives to promote revenue growth; globalization initiatives; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; initiatives to invigorate the Barbie® brand, enhance innovation, improve the execution of the core business, leverage scale, extend brands, catch new trends, create new brands and enter new categories, develop people, improve productivity, simplify processes, maintain customer service levels and improve supply chain; operating efficiencies; capital and investment framework (including statements about free cash flow, seasonal working capital, debt-to-total capital ratios, capital expenditures, strategic acquisitions, dividends and share repurchases); cost pressures and increases; advertising and promotion spending; profitability; price increases, retail store openings and the impact of recent organizational changes. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time-to-time in other reports filed by Mattel with the SEC, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

If Mattel does not successfully satisfy consumer preferences, enhance existing products, develop and introduce new products and achieve market acceptance of those products, Mattel’s results of operations may be adversely affected.

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products–children–are continuously changing. The toy industry experiences significant, sudden shifts in demand caused by “hit” toys and trends, which are often unpredictable. Mattel competes with many other toy companies, both large and small, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current category share, and increase its category share or establish category share in new product categories, will depend on Mattel’s ability to satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. In recent years, there have been trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages and an increasing use of more sophisticated technology in toys. As a result, Mattel must also compete with many other companies, including the makers of video games and consumer electronic products, to meet the entertainment demands of older children. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease and Mattel’s revenues, profitability and results of operations may be adversely affected.

Mattel’s business is seasonal and therefore its operating results will depend, in large part, on sales during the relatively brief traditional holiday season. Improved inventory management by retailers resulting in shorter lead times for production and possible shipping disruptions during peak demand times may affect Mattel’s ability to deliver its products in time to meet retailer demands.

Mattel’s business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December. As a result, Mattel’s operating results will depend, in large part, on sales during the relatively brief traditional holiday season. Retailers are attempting to manage their inventories better, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. This in turn results in shorter lead times for production. Management believes that the increase in “last minute” shopping during the holiday season and the popularity of gift cards (which often result in purchases after the holiday season) may negatively impact customer re-orders during the holiday season. Shipping disruptions limiting the availability of ships or containers in Asia during peak demand times may affect Mattel’s ability to deliver its products in time to meet retailer demand. These factors may decrease sales or increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

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

The concentration of Mattel’s business with a small retail customer base that makes no binding long-term commitments means that economic difficulties or changes in the purchasing policies of its major customers could have a significant impact on Mattel’s business and operating results.

A small number of customers account for a large share of Mattel’s net sales. In 2005, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 45% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 54% of net sales. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results.

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

Recalls, post-manufacture repairs of Mattel products, product liability claims, absence or cost of insurance, and associated administrative costs could harm Mattel’s reputation, increase costs or reduce sales.

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

Recent Sales of Unregistered Securities

During the first quarter of 2006, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the first quarter of 2006:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31
Repurchase program (1)	—	$—	—	$250,000,000
Employee transactions (2)	—	—	N/A	N/A
February 1 – 28
Repurchase program (1)	—	—	—	250,000,000
Employee transactions (2)	—	—	N/A	N/A
March 1 – 31
Repurchase program (1)	—	—	—	250,000,000
Employee transactions (2)	1,788	17.08	N/A	N/A

Total
Repurchase program (1)	—	$—	—	250,000,000

Employee transactions (2)	1,788	$17.08	N/A	N/A

(1)	In January 2006, the Board of Directors authorized Mattel to increase its share repurchase program by an additional $250.0 million. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A	Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
11.0*	Computation of Income per Common and Common Equivalent Share

31.0*	Certification of Principal Executive Officer dated May 3, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated May 3, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated May 3, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

99.0*	Form of Grant Agreement for Initial Grants to Outside Directors of Restricted Stock Units with Dividend Equivalent Rights under the Mattel, Inc. 2005 Equity Compensation Plan

*	Filed herewith.

**	Furnished herewith.

[1]	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

Date: As of May 3, 2006	By:
H. Scott Topham
Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)