Form 10-Q
period 2006-06-30
MATTEL INC /DE/
filed 2006-08-02
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of July 28, 2006:

378,004,061 shares

MATTEL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share data)	June 30, 2006	June 30, 2005	December 31, 2005
ASSETS
Current Assets
Cash and equivalents	$625,050	$361,929	$997,734
Accounts receivable, net	743,701	692,408	760,643
Inventories	538,525	579,869	376,897
Prepaid expenses and other current assets	266,752	246,503	277,226

Total current assets	2,174,028	1,880,709	2,412,500

Property, plant and equipment, net	535,935	550,454	547,104
Goodwill	728,184	723,685	718,069
Other noncurrent assets	745,618	756,748	694,640

Total Assets	$4,183,765	$3,911,596	$4,372,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$33,391	$31,268	$117,994
Current portion of long-term debt	100,000	218,624	100,000
Accounts payable	295,340	276,237	265,936
Accrued liabilities	504,527	433,079	796,473
Income taxes payable	109,896	269,304	182,782

Total current liabilities	1,043,154	1,228,512	1,463,185

Noncurrent Liabilities
Long-term debt	795,000	370,000	525,000
Other	291,779	242,069	282,395

Total noncurrent liabilities	1,086,779	612,069	807,395

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,588,879	1,590,201	1,589,281
Treasury stock at cost; 61.2 million shares, 37.1 million shares and 52.8 million shares, respectively	(1,072,127)	(677,194)	(935,711)
Retained earnings	1,377,372	1,005,808	1,309,822
Accumulated other comprehensive loss	(281,661)	(289,169)	(303,028)

Total stockholders’ equity	2,053,832	2,071,015	2,101,733

Total Liabilities and Stockholders’ Equity	$4,183,765	$3,911,596	$4,372,313

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
(Unaudited; in thousands, except per share amounts)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net Sales	$957,655	$886,823	$1,751,002	$1,669,943
Cost of sales	541,535	500,006	1,002,924	939,066

Gross Profit	416,120	386,817	748,078	730,877
Advertising and promotion expenses	100,554	93,116	189,407	180,825
Other selling and administrative expenses	265,655	265,176	540,751	515,998

Operating Income	49,911	28,525	17,920	34,054
Interest expense	16,078	19,655	31,281	37,202
Interest (income)	(6,441)	(12,424)	(15,261)	(24,509)
Other non-operating (income), net	(2,080)	(4,712)	(3,959)	(13,593)

Income Before Income Taxes	42,354	26,006	5,859	34,954
Provision (benefit) for income taxes	4,974	119,993	(61,691)	122,434

Net Income (Loss)	$37,380	$(93,987)	$67,550	$(87,480)

Net Income (Loss) Per Common Share — Basic	$0.10	$(0.23)	$0.17	$(0.21)

Weighted average number of common shares	386,191	409,769	387,472	412,915

Net Income (Loss) Per Common Share — Diluted	$0.10	$(0.23)	$0.17	$(0.21)

Weighted average number of common and common equivalent shares	388,777	409,769	390,026	412,915

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
(Unaudited; in thousands)	June 30, 2006	June 30, 2005
Cash Flows From Operating Activities:
Net income (loss)	$67,550	$(87,480)
Adjustments to reconcile net income (loss) to net cash flows used for operating activities:
Gain on sale of investments	—	(17,119)
Net loss (gain) on disposal of other property, plant and equipment	1,709	(244)
Depreciation	83,518	86,091
Amortization	1,940	2,237
Deferred income taxes	(33,154)	13,490
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	28,689	53,320
Inventories	(157,202)	(170,879)
Prepaid expenses and other current assets	10,478	53,491
Accounts payable, accrued liabilities and income taxes payable	(373,337)	(486,362)
Other, net	11,890	2,375

Net cash flows used for operating activities	(357,919)	(551,080)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(31,730)	(35,319)
Purchases of other property, plant and equipment	(34,320)	(24,064)
Payment for businesses acquired	(695)	(995)
Proceeds from sale of investments	—	27,212
Proceeds from disposal of other property, plant and equipment	283	1,146

Net cash flows used for investing activities	(66,462)	(32,020)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	111,466	49,825
Repayments of short-term borrowings	(195,990)	(47,894)
Proceeds from long-term borrowings	298,356	—
Repayments of long-term borrowings	(30,000)	—
Share repurchases	(155,633)	(230,744)
Proceeds from exercises of stock options	14,991	28,408
Other, net	3,933	(2,608)

Net cash flows from (used for) financing activities	47,123	(203,013)

Effect of Currency Exchange Rate Changes on Cash	4,574	(8,793)

Decrease in Cash and Equivalents	(372,684)	(794,906)
Cash and Equivalents at Beginning of Period	997,734	1,156,835

Cash and Equivalents at End of Period	$625,050	$361,929

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, gross	$116,515	$107,384
Interest	34,920	39,730
Non-cash investing and financing activities:
Liability for equipment acquired	$4,976	$443
Asset write-downs	450	878

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

Effective January 1, 2006, Mattel adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified-prospective transition method. Accordingly, results for prior periods have not been restated and compensation cost in 2006 includes the portion of share-based payment awards attributable to employee service during the period for (i) grants made prior to January 1, 2006, but not previously included in the proforma expense disclosures in Mattel’s financial statements, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) grants made subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Accounts receivable are shown net of allowances for doubtful accounts of $20.3 million, $30.2 million and $24.6 million as of June 30, 2006, June 30, 2005 and December 31, 2005, respectively.

4.	Inventories

Inventories include the following:

(In thousands)	June 30, 2006	June 30, 2005	December 31, 2005
Raw materials and work in process	$63,445	$61,983	$34,038
Finished goods	475,080	517,886	342,859

	$538,525	$579,869	$376,897

5.	Property, Plant and Equipment

Property, plant and equipment, net include the following:

(In thousands)	June 30, 2006	June 30, 2005	December 31, 2005
Land	$29,042	$29,158	$29,125
Buildings	234,281	251,478	231,597
Machinery and equipment	755,404	711,957	736,041
Tools, dies and molds	566,188	595,754	557,133
Capital leases	23,271	23,271	23,271
Leasehold improvements	123,771	107,147	115,496

	1,731,957	1,718,765	1,692,663
Less: accumulated depreciation	(1,196,022)	(1,168,311)	(1,145,559)

	$535,935	$550,454	$547,104

6.	Goodwill

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands and International. Mattel tests its goodwill for impairment annually in the third quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based on the fair value of the cash flows that the reporting units can be expected to generate in the future.

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2006 is shown below.
Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

(In thousands)	December 31, 2005	Impact of Currency Exchange Rate Changes	June 30, 2006
Mattel Girls Brands US	$34,003	$2,285	$36,288
Mattel Boys Brands US	54,134	178	54,312
Fisher-Price Brands US	216,455	449	216,904
American Girl Brands	207,571	—	207,571
International	205,906	7,203	213,109

	$718,069	$10,115	$728,184

7.	Other Noncurrent Assets

Other noncurrent assets include the following:

(In thousands)	June 30, 2006	June 30, 2005	December 31, 2005
Deferred income taxes	$531,004	$561,266	$495,914
Identifiable intangibles, net	19,181	21,661	20,422
Other	195,433	173,821	178,304

	$745,618	$756,748	$694,640

8.	Accrued Liabilities

Accrued liabilities include the following:

(In thousands)	June 30, 2006	June 30, 2005	December 31, 2005
Royalties	$78,549	$54,704	$106,257
Accounts receivable collections due to bank	44,705	36,955	200,417
Other	381,273	341,420	489,799

	$504,527	$433,079	$796,473

9.	Long-term Debt

Long-term debt consists of the following:

(In thousands)	June 30, 2006	June 30, 2005	December 31, 2005
Medium-term notes due May 2006 to November 2013	$370,000	$400,000	$400,000
Senior notes due June 2009 to June 2011	300,000	—	—
Term loan facility due December 2006 to December 2008	225,000	—	225,000
6 1/8% senior notes due July 2005	—	150,000	—
10.15% mortgage note due November 2005	—	38,624	—

	895,000	588,624	625,000
Less: current portion	(100,000)	(218,624)	(100,000)

	$795,000	$370,000	$525,000

In June 2006, Mattel issued $100.0 million of unsecured floating rate senior notes (“Floating Rate Senior Notes”) due June 15, 2009 and $200.0 million of unsecured 6.125% senior notes (“6.125% Senior Notes”) due June 15, 2011 (collectively “Senior Notes”). Interest on the Floating Rate Senior Notes is based on the three-month US Dollar London Interbank Offered Rate (“LIBOR”) plus 40 basis points with interest payable quarterly beginning September 15, 2006. Interest on the 6.125% Senior Notes is payable semi-annually beginning December 15, 2006. The 6.125% Senior Notes may be redeemed at any time at the option of Mattel at a redemption price equal to the greater of (i) the principal amount of the notes being redeemed plus accrued interest to the redemption date, and (ii) a “make whole” amount based on the yield of a comparable US Treasury security plus 20 basis points.

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive income. Under the terms of the agreements, Mattel will receive quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and make semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR rate used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009.

10.	Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income (loss)	$37,380	$(93,987)	$67,550	$(87,480)
Currency translation adjustments	21,623	(15,309)	31,989	(35,337)
Minimum pension liability adjustments	—	651	—	651
Net unrealized gain (loss) on securities:
Unrealized holding gains (losses)	—	586	—	(1,484)
Reclassification adjustment for realized (gains) included in net income (loss)	—	(3,264)	—	(9,009)

	—	(2,678)	—	(10,493)

Net unrealized gain (loss) on derivative instruments:
Unrealized holding (losses) gains	(13,612)	10,179	(11,888)	18,759
Reclassification adjustment for realized losses included in net income (loss)	2,021	3,117	1,266	7,079

	(11,591)	13,296	(10,622)	25,838

	$47,412	$(98,027)	$88,917	$(106,821)

The components of accumulated other comprehensive loss are as follows:

(In thousands)	June 30, 2006	June 30, 2005	December 31, 2005
Currency translation adjustments	$(206,570)	$(235,129)	$(238,559)
Minimum pension liability adjustments	(68,715)	(60,821)	(68,715)
Net unrealized gain on securities	—	5,949	—
Net unrealized (loss) gain on derivative instruments	(6,376)	832	4,246

	$(281,661)	$(289,169)	$(303,028)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures were related to entities having functional currencies denominated in the Euro, British pound sterling and Mexican peso. For the six months ended June 30, 2006, currency translation adjustments resulted in a net gain of $32.0 million, with gains from the strengthening of the Euro and British pound sterling, against the US dollar, partially offset by the weakening of the Mexican peso against the US dollar. For the six months ended June 30, 2005, currency translation adjustments resulted in a net loss of $35.3 million, with losses from the weakening of the Euro and British pound sterling against the US dollar being partially offset by strengthening of the Mexican peso against the US dollar.

Marketable Securities

As of June 30, 2006, Mattel held no marketable securities. Unrealized pre-tax gains of $9.4 million ($5.9 million net of tax) as of June 30, 2005 were deferred in accumulated other comprehensive loss related to marketable securities held.

During the second quarter of 2005, Mattel sold marketable securities for proceeds totaling $8.6 million. For the six months ended June 30, 2005, proceeds from the sale of marketable securities totaled $24.2 million. Pre-tax gains on sales of these securities totaling $5.2 million, net of transaction costs, were recorded in other non-operating (income), net in the consolidated statements of operations for the three months ended June 30, 2005. Pre-tax gains totaling $14.3 million, net of transaction costs, were recorded in other non-operating (income), net in the consolidated statements of operations for the six months ended June 30, 2005 from sales of marketable securities.

11.	Income Taxes

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. During the three months ended March 31, 2006, Mattel settled multiple ongoing audits by foreign tax authorities and as a result of the settlements, Mattel recognized income tax benefits of $56.8 million during the first quarter of 2006. During the three months ended June 30, 2006, Mattel recognized income tax benefits of $6.2 million primarily due to a settlement with a state tax authority for tax years 1997 and 1998.

On May 17, 2006, the Tax Increase Prevention and Reconciliation Act (the “Tax Act”) was signed into law. Management expects the Tax Act to lower Mattel’s 2006 provision for income taxes by approximately 3 to 4 percentage points. The provision for income taxes for the three months ended June 30, 2006 was calculated based on the new lower expected tax rate for fiscal year 2006, and also included an appropriate net catch-up adjustment of $1.6 million. This adjustment was necessary to appropriately adjust the tax provision for the six months ended June 30, 2006 to the lower expected annual tax rate. Future law changes by Congress or guidance from the Internal Revenue Service with respect to these new rules may further impact Mattel’s estimates and could require further adjustments to future tax provisions. The impact of such future changes, if any, will be reflected in the financial reporting period in which any such change is enacted or becomes effective.

The consolidated statements of operations for the three and six months ended June 30, 2005 included a provision for income taxes of $112.9 million for the total amount of earnings repatriated under the American Jobs Creation Act (the “Jobs Act”), which was signed into law on October 22, 2004. Among its various provisions, the Jobs Act created a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of 2005, management changed its estimate of the tax liability associated with the repatriated earnings to $107.0 million and recorded the $5.9 million adjustment to the provision for income taxes in that period.

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

Currency transaction (gains)/losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Operating (income)	$(1,772)	$(13,190)	$(4,972)	$(26,265)
Other non-operating (income), net	(1,827)	861	(1,431)	2,346

Net transaction (gains)	$(3,599)	$(12,329)	$(6,403)	$(23,919)

13.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Research and development	$40,590	$44,920	$79,771	$86,124
Identifiable intangible asset amortization	560	493	1,124	1,070

14.	Earnings Per Share

Basic net income per common share is computed by dividing reported net income by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common shares and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices. Nonqualified stock options totaling 30.6 million shares were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2006 because they were anti-dilutive. Diluted net (loss) per common share for the three and six months ended June 30, 2005 is the same as basic net (loss) per common share due to Mattel’s net loss position for the three and six months ended June 30, 2005.

15.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 4 to the Consolidated Financial Statements in Mattel’s 2005 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service cost	$2,902	$2,538	$5,603	$4,869
Interest cost	5,738	6,135	11,339	11,552
Expected return on plan assets	(5,366)	(5,665)	(11,476)	(11,333)
Amortization of:
Prior service cost	883	1,110	1,366	961
Net actuarial loss	1,716	2,499	4,503	4,838

Net benefit cost	$5,873	$6,617	$11,335	$10,887

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Service cost	$23	$32	$53	$64
Interest cost	565	803	1,345	1,606
Amortization of:
Net actuarial loss	68	384	459	768

Net benefit cost	$656	$1,219	$1,857	$2,438

During the three and six months ended June 30, 2006, Mattel made cash contributions totaling approximately $3 million and

$6 million, respectively, to its defined benefit pension and postretirement benefit plans. Mattel expects to make cash contributions totaling approximately $14 million to its defined benefit pension and postretirement benefit plans during 2006, including approximately $11 million to cover benefit payments for its unfunded plans.

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

Effective January 1, 2006, Mattel adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Prior to January 1, 2006, Mattel applied the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for its employee stock compensation plans. All employee stock options were granted at or above the grant date market price and, accordingly, no compensation expense was recognized in the consolidated statements of operations for these employee stock options. Instead, the amount of compensation expense that would have resulted if Mattel had applied the fair value recognition provisions of SFAS No. 123 was included as a proforma disclosure in the financial statement footnotes.

Prior to January 1, 2006, Mattel presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $0.1 million and $0.8 million, respectively, during the three and six months ended June 30, 2006. Excess tax benefits reflected as an operating cash inflow totaled $0.6 million and $3.9 million, respectively, during the three and six months ended June 30, 2005.

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

As of June 30, 2006, total unrecognized compensation cost related to unvested share-based payments totaled $2.9 million and is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options

Mattel recognized compensation expense of $0.5 million and $1.1 million, respectively, for stock options during the three and six months ended June 30, 2006 as a component of other selling and administrative expenses. As discussed above, prior to January 1, 2006, no compensation expense was recognized in the statements of operations for stock options. Had compensation expense in 2005 for nonqualified stock options granted been determined based on their fair value at the grant date, consistent with the fair value method of accounting prescribed by SFAS No. 123, Mattel’s net income and net income per common share for the three months and six months ended June 30, 2005 would have been adjusted as follows (amounts in thousands, except per share amounts):

(In millions, except per share amounts)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net (loss)
As reported	$(94.0)	$(87.5)
Pro forma compensation cost, net of tax	(5.8)	(12.5)

Pro forma net (loss)	$(99.8)	$(100.0)

(Loss) per share
Basic
As reported	$(0.23)	$(0.21)
Pro forma compensation cost, net of tax	(0.01)	(0.03)

Pro forma net (loss) per common share — basic	$(0.24)	$(0.24)

Diluted
As reported	$(0.23)	$(0.21)
Pro forma compensation cost, net of tax	(0.01)	(0.03)

Pro forma net (loss) per common share — diluted	$(0.24)	$(0.24)

The fair value of options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding, and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s historical annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues. The fair value per option was lower in 2006 than in 2005 due primarily to a lower volatility factor and a shorter expected life. The shorter expected life was determined through a detailed study of historical exercise experience, and the shorter expected life impacted the period that was considered in developing other assumptions including volatility. The following weighted average assumptions were used in determining fair value for options granted:

	During the Three Months Ended		During the Six Months Ended
(In thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected life (in years)	4.87	7.39	4.87	6.79
Risk-free interest rate	4.12%	3.99%	4.12%	3.93%
Volatility factor	27.30%	36.95%	27.30%	36.55%
Dividend yield	2.41%	1.23%	2.41%	1.28%
Weighted average fair value per granted option	$4.48	$7.55	$4.48	$7.27

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock option plans during the six months ended June 30, 2006 (amounts in thousands, except average exercise price and average remaining life):

	Number	Average Exercise Price	Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	47,851	$18.53
Granted	107	16.36
Exercised	(952)	15.12
Forfeited	—	—
Canceled	(3,378)	21.99

Outstanding at June 30, 2006	43,628	$18.34	5.3	$55,343

Exercisable at June 30, 2006	42,818	$18.34	5.5	$55,262

Available for grant at June 30, 2006	42,963

There were 50 million shares of common stock authorized for equity instrument awards under the 2005 Plan.

The intrinsic value of stock options is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.4 million and $2.3 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2005 was $1.7 million and $11.8 million, respectively.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during the three and six months ended June 30, 2006 was $15.0 million and $28.4 million, respectively, and the tax benefit for exercises during the three and six months ended June 30, 2006 was $0.1 million and $0.8 million, respectively.

Restricted Stock and Restricted Stock Units

Compensation expense recognized related to grants of restricted stock and RSUs to certain employees and non-employee Board members was $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2006.

The following table summarizes the number and weighted average grant date fair value of Mattel’s unvested restricted stock and RSUs as of June 30, 2006 (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested at January 1, 2006	220	$12.55
Granted	23	16.16
Vested	(5)	20.70
Forfeited	—	—

Unvested at June 30, 2006	238	$12.72

17.	Contingencies

Litigation Related to Carter Bryant and MGA Entertainment, Inc.

In April 2004, Mattel filed a lawsuit in Los Angeles County Superior Court against Carter Bryant (“Bryant”), a former Mattel design employee. The suit alleges that Bryant aided and assisted a Mattel competitor, MGA Entertainment, Inc. (“MGA”), during the time he was employed by Mattel, in violation of his contractual and other duties to Mattel. In September 2004, Bryant asserted counterclaims against Mattel, including counterclaims in which Bryant seeks, as a putative class action representative, to invalidate Mattel’s Confidential Information and Proprietary Inventions Agreements with its employees. In December 2004, MGA intervened as a party-defendant in Mattel’s action against Bryant, asserting that its rights to the “Bratz” property are at stake in the litigation. Mattel’s suit was removed to the United States District Court for the Central District of California.

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

In June 2006, the three cases were consolidated in the United States District Court for the Central District of California. On July 17, 2006, the Court issued an order dismissing all claims that Bryant had asserted against Mattel, including Bryant’s purported counterclaims to invalidate Mattel’s Confidential Information and Proprietary Inventions Agreements with its employees, and Bryant’s claims for declaratory relief. The Court, however, allowed Bryant the opportunity to correct the deficiencies in those claims. At this time Mattel does not know whether Bryant will try to correct those deficiencies and once again assert claims against Mattel.

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

The tables below present information about revenues, income and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income from operations represents operating income, while consolidated income from operations represents income from operations before income taxes as reported in the consolidated statements of operations. The corporate and other category includes costs not allocated to individual segments, including charges related to incentive compensation and corporate headquarters functions managed on a worldwide basis and the impact of changes in foreign currency rates on intercompany transactions.

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues
Domestic:
Mattel Girls & Boys Brands US	$264,178	$249,048	$493,877	$486,985
Fisher-Price Brands US	231,614	223,725	431,254	392,943
American Girl Brands	61,639	58,803	123,507	126,433

Total Domestic	557,431	531,576	1,048,638	1,006,361
International	483,889	433,090	858,134	808,557

Gross sales	1,041,320	964,666	1,906,772	1,814,918
Sales adjustments	(83,665)	(77,843)	(155,770)	(144,975)

Net sales	$957,655	$886,823	$1,751,002	$1,669,943

Income Before Income Taxes
Domestic:
Mattel Girls & Boys Brands US	$34,380	$27,717	$47,787	$44,110
Fisher-Price Brands US	19,692	8,244	18,910	6,552
American Girl Brands	523	4,030	564	11,817

Total Domestic	54,595	39,991	67,261	62,479
International	34,764	13,372	40,204	23,073

	89,359	53,363	107,465	85,552
Corporate and other expense (a)	39,448	24,838	89,545	51,498

Operating income	49,911	28,525	17,920	34,054
Interest expense	16,078	19,655	31,281	37,202
Interest (income)	(6,441)	(12,424)	(15,261)	(24,509)
Other non-operating (income), net	(2,080)	(4,712)	(3,959)	(13,593)

Income before income taxes	$42,354	$26,006	$5,859	$34,954

(a)	For the three and six months ended June 30, 2006, corporate and other includes severance charges of $2.2 million and $15.2 million, respectively, primarily in connection with the streamlining of the Mattel Brands organization.

(In thousands)	June 30, 2006	June 30, 2005	December 31, 2005
Assets
Domestic:
Mattel Girls & Boys Brands US	$258,020	$288,539	$255,817
Fisher-Price Brands US	244,651	239,431	188,076
American Girl Brands	76,560	63,288	60,256

Total Domestic	579,231	591,258	504,149
International	616,176	586,160	547,980

	1,195,407	1,177,418	1,052,129
Corporate and other	86,819	94,859	85,411

Accounts receivable and inventories	$1,282,226	$1,272,277	$1,137,540

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands,

Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Worldwide Revenues
Mattel Girls & Boys Brands	$609,627	$563,796	$1,102,834	$1,078,185
Fisher-Price Brands	365,717	337,270	672,955	601,654
American Girl Brands	61,639	58,803	123,507	126,433
Other	4,337	4,797	7,476	8,646

Gross sales	1,041,320	964,666	1,906,772	1,814,918
Sales adjustments	(83,665)	(77,843)	(155,770)	(144,975)

Net sales	$957,655	$886,823	$1,751,002	$1,669,943

19.	New Accounting Pronouncement

In July 2006, the FASB issued Final Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. Mattel is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial position.

20.	Subsequent Event

On July 25, 2006, Mattel entered into an agreement to acquire Radica Games Limited (“Radica”) for approximately

$230 million in cash. Radica manufactures and markets a diverse line of electronic entertainment products including electronic games carrying the Radica, 20Q® and Play TV® brand names and youth electronics carrying the Girl Tech® brand name. Under the Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) between Radica and certain of Mattel’s wholly owned subsidiaries, shareholders of Radica will receive $11.55 in cash for each share of Radica common stock at the effective time of the amalgamation. Mattel, Inc. is a party to the Amalgamation Agreement solely as a guarantor of the obligations of its subsidiaries under the Amalgamation Agreement. Consummation of the transaction is subject to customary closing conditions, including, among other things, approval by 75% of Radica’s shareholders voting on the amalgamation and certain regulatory approvals, including expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and is expected to occur in the fourth quarter of 2006.

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

On October 10, 2005, Mattel announced the consolidation of its domestic Mattel Girls & Boys Brands and Fisher-Price Brands divisions into one division. The creation of the “Mattel Brands” division, which resulted in the consolidation of some management and support functions, preserves the natural marketing and design groups that are empowered to create and market toys based on gender and age groups and is expected to more effectively and efficiently leverage Mattel’s scale. These changes are consistent with Mattel’s ongoing goals to enhance innovation and improve execution. In connection with this consolidation, Mattel executed an initiative in 2006 to streamline its workforce, primarily in El Segundo, California.

Management believes that the business environment for Mattel in 2006 will be similar to that of 2005. Mattel expects to continue facing challenges both domestically and internationally as certain retailers continue to rationalize stores and tightly manage inventory. Additionally, Mattel has experienced continued cost pressures in the areas of product costs, including oil-based resin and zinc, and employee-related costs. Management believes that Mattel will continue to encounter a challenging retail environment, along with cost pressures and the possibility of continued sales declines in the Barbie® brand.

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

The second goal is to improve execution in areas including manufacturing, distribution and selling. In 2006, Mattel is continuing to focus on improving the efficiency of its supply chain using Lean supply chain initiatives. The objective of the Lean program is to improve the flow of processes, do more with less and focus on the value chain from beginning to end.

The third goal is to further capitalize on Mattel’s scale advantage. For example, as the world’s largest toy company, Mattel believes it can realize cost savings when making purchasing decisions based on a One Mattel philosophy.

Results of Operations

Second Quarter

Consolidated Results

Net sales for the second quarter of 2006 were $957.7 million, an 8% increase as compared to $886.8 million in 2005, with no impact from changes in currency exchange rates. Net income for the second quarter of 2006 was $37.4 million, or $0.10 per diluted share, as compared to a net loss for the second quarter of 2005 of $94.0 million, or $0.23 per diluted share. Net income for the second quarter of 2006 included a tax benefit of $6.2 million, primarily related to a settlement with a state tax authority. The net loss for the second quarter of 2005 included income tax expense of $112.9 million related to the repatriation of unremitted foreign earnings under the American Jobs Creation Act (the “Jobs Act”). Gross profit, as a percentage of net sales, declined slightly from 43.6% in 2005 to 43.5% in 2006. External cost pressures, sales mix and higher royalty costs negatively impacted gross profit, but were largely offset by price increases implemented in 2006 and supply chain savings. Advertising and promotion expenses in the second quarter of 2006 were flat as a percentage of net sales, as compared to the second quarter of 2005. Other selling and administrative expenses, as a percentage of net sales decreased from 29.9% for the second quarter of 2005 to 27.7% for the second quarter of 2006, as a result of savings related to the streamlining of the Mattel Brands organization, partially offset by higher costs related to the new

American Girl Place® retail store and higher employee-related costs. The net loss in the second quarter of 2005 was significantly impacted by the aforementioned income tax expense.

The following table provides a summary of Mattel’s consolidated results for the second quarter of 2006 and 2005 (in millions, except percentage and basis point information):

	For the Three Months Ended June 30,
	2006		2005		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$957.7	100.0%	$886.8	100.0%	8%	—

Gross profit	$416.1	43.5%	$386.8	43.6%	8%	(10)
Advertising and promotion expenses	100.6	10.5	93.1	10.5	8%	—
Other selling and administrative expenses	265.6	27.7	265.2	29.9	0%	(220)

Operating income	49.9	5.2	28.5	3.2		200
Interest expense	16.1	1.7	19.6	2.2	-18%	(50)
Interest (income)	(6.4)	-0.7	(12.4)	-1.4	-48%	70
Other non-operating (income), net	(2.2)		(4.7)

Income before income taxes	$42.4	4.4%	$26.0	2.9%		150

Sales

Net sales for the second quarter of 2006 were $957.7 million, an 8% increase as compared to $886.8 million in 2005, with no impact from changes in currency exchange rates. Gross sales within the US increased 5% as compared to 2005 and accounted for 53.5% of consolidated gross sales in 2006 as compared to 55.1% in 2005. In 2006, gross sales in international markets increased 12%, as compared to 2005, including favorable changes in currency exchange rates of 1 percentage point.

Worldwide gross sales of Mattel Girls & Boys Brands increased 8% in the second quarter of 2006 to $609.6 million, with no impact from changes in currency exchange rates. Domestic gross sales of Mattel Girls & Boys Brands products increased 7% and international gross sales increased 9%, with no impact from changes in currency exchange rates. Worldwide gross sales for Barbie® declined 1% from 2005, with no impact from changes in currency exchange rates. Domestic gross sales of Barbie® increased 2%, primarily driven by sales of Barbie® Mermaidia™ and Barbie® Diaries. International gross sales of Barbie® declined 3%, including a

1 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Other Girls Brands decreased 1%, including a 1 percentage point benefit from changes in currency exchange rates. The sales decrease for Other Girls Brands as compared to the second quarter of 2005 was the result of declining sales of product lines introduced in the prior year, including Furryville™ and Doggie DayCare™, offset by strong sales of Pixel Chix™ and Polly Pocket!™. Worldwide gross sales in the Wheels category declined 6%, with a 1 percentage point benefit from changes in currency exchange rates, primarily as a result of declines in Hot Wheels® and Tyco® R/C domestically, partially offset by growth in Hot Wheels® and Matchbox® internationally. Worldwide gross sales in the Entertainment category increased 38%, with no impact from changes in currency exchange rates, primarily driven by strong sales of CARS and Superman™ in the second quarter of 2006, which more than offset sales declines in Batman™, as well as growth of Scene It?™ internationally and UNO® worldwide.

Worldwide gross sales of Fisher-Price Brands increased 8% in the second quarter of 2006 to $365.7 million, with no impact from changes in currency exchange rates. Worldwide sales of Core Fisher-Price® increased 10%, including a 1 percentage point benefit from changes in currency exchange rates, primarily driven by continued strength in sales of newborn and BabyGear™ products. Worldwide gross sales of Fisher-Price® Friends increased 5% with no impact from changes in currency exchange rates, driven primarily by continued strength of Dora the Explorer™ and other Nickelodeon® properties.

American Girl Brands gross sales increased 5% in the second quarter of 2006 to $61.6 million as compared to $58.8 million in the second quarter of 2005. The increase was primarily driven by the opening of the American Girl Place® retail store in Los Angeles, California in April 2006.

Gross Profit

Gross profit, as a percentage of net sales, was 43.5% in the second quarter of 2006, as compared to 43.6% in the second quarter of 2005. External cost pressures, sales mix and higher royalty costs negatively impacted gross profit, as a percentage of net sales, but were largely offset by price increases and supply chain savings.

Advertising and Promotion Expenses

Advertising and promotion expenses were 10.5% of net sales in the second quarter of 2006, and flat with 2005 as a percentage of net sales.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $265.6 million, or 27.7% of net sales, in the second quarter of 2006, as compared to $265.2 million, or 29.9% of net sales, in the second quarter of 2005. Other selling and administrative expenses increased in 2006, primarily driven by higher costs related to the new American Girl Place® retail store and higher employee-related costs, partially offset by savings related to the streamlining of the Mattel Brands organization.

Non-Operating Items

Interest expense decreased from $19.6 million in the second quarter of 2005 to $16.1 million in the second quarter of 2006, due to lower average borrowings, partially offset by higher interest rates. Interest (income) decreased from $12.4 million in the second quarter of 2005 to $6.4 million in the second quarter of 2006 due to lower average cash balances during the quarter, partially offset by higher interest rates. Other non-operating (income), net was $2.2 million in the second quarter of 2006 as compared to $4.7 million in the second quarter of 2005. Other non-operating (income), net included pre-tax gains on sales of marketable securities of $5.2 million ($3.3 million net of tax) in the second quarter of 2005.

As of June 30, 2006, Mattel held no marketable securities.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales increased 7% in the second quarter of 2006, as compared to the second quarter of 2005. Within this segment, Barbie® gross sales increased 2% and gross sales of Other Girls Brands decreased 16%. Gross sales in the Wheels category decreased 17% driven by sales declines in Hot Wheels® and Tyco® R/C products. Gross sales increased double digits in the Entertainment category, driven by strong sales of CARS and Superman™ in the second quarter of 2006, which more than offset sales declines in Batman™. Mattel Girls & Boys Brands US segment income increased 24% to $34.4 million in the second quarter of 2006, primarily due to increased sales volume.

Fisher-Price Brands US gross sales increased 4% in the second quarter of 2006, as compared to the second quarter of 2005, with strong sales growth of Core Fisher-Price® and Power Wheels® products. Fisher-Price Brands US segment income increased from

$8.2 million in the second quarter of 2005 to $19.7 million in the second quarter of 2006, due primarily to improved gross profit as a percentage of net sales, increased sales volume and lower other selling and administrative costs.

American Girl Brands gross sales increased 5% in the second quarter of 2006, as compared to the second quarter of 2005, primarily driven by the successful opening of the American Girl Place® retail store in Los Angeles, California. American Girl Brands segment income decreased from $4.0 million in the second quarter of 2005 to $0.5 million in the second quarter of 2006, primarily due to increased other selling and administrative costs associated with the opening of the American Girl Place® retail store in Los Angeles, California.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the second quarter of 2006 versus 2005:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	4	1
Latin America	24	2
Asia Pacific	17	(2)
Other	15	7

Total International	12	1

International gross sales increased by 12% in the second quarter of 2006, as compared to the second quarter of 2005, including a 1 percentage point benefit from changes in currency exchange rates. Gross sales of Barbie® decreased 3%, including a 1 percentage point benefit from changes in currency exchange rates. Gross sales of Other Girls Brands increased double digits, primarily as a result of strong sales of Pixel Chix™. Gross sales increased in the Wheels category, reflecting growth in Hot Wheels® and Matchbox®. Gross sales increased double digits in the Entertainment category, driven by sales of CARS and Superman™, which more than offset sales declines of Batman™. Fisher-Price Brands gross sales increased 18%, including a 1 percentage point benefit from changes in currency exchange rates, driven by strong sales in both Core Fisher-Price® and Fisher-Price® Friends. International segment income increased from $13.4 million in the second quarter of 2005 to $34.8 million in the second quarter of 2006, primarily due to increased sales volume.

Results of Operations — First Half

Consolidated Results

Net sales for the first half of 2006 were $1.75 billion, a 5% increase as compared to $1.67 billion in 2005, with no impact from changes in currency exchange rates. Net income for the first half of 2006 was $67.6 million, or $0.17 per diluted share, as compared to a net loss of $87.5 million, or $0.21 per diluted share. Net income for the first half of 2006 was positively impacted by
$63.0 million of income tax benefits, primarily related to audit settlements with state and foreign tax authorities. The net loss for the first half of 2005 included income tax expense of $112.9 million related to the repatriation of unremitted foreign earnings under the Jobs Act. Lower gross profit, as a percentage of net sales, and higher selling and administrative expenses partially offset these income tax benefits. Gross profit, as a percentage of net sales, declined from 43.8% in 2005 to 42.7% in 2006. External cost pressures, sales mix and higher royalty costs were the primary causes of the decline in gross profit. Other selling and administrative costs in the first half of 2006 included a $15.2 million charge for severance primarily related to the streamlining of the Mattel Brands organization. The net loss in the first half of 2005 was significantly impacted by the aforementioned income tax expense.

The following table provides a summary of Mattel’s consolidated results for the first half of 2006 and 2005 (in millions, except percentage and basis point information):

	For the Six Months Ended June 30,
	2006		2005		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,751.0	100.0%	$1,669.9	100.0%	5%	—

Gross profit	$748.1	42.7%	$730.8	43.8%	2%	(110)
Advertising and promotion expenses	189.4	10.8	180.8	10.8	5%	—
Other selling and administrative expenses	540.8	30.9	516.0	30.9	5%	—

Operating (loss) income	17.9	1.0	34.0	2.1		(110)
Interest expense	31.3	1.8	37.2	2.2	-16%	(40)
Interest (income)	(15.3)	-0.9	(24.5)	-1.5	38%	60
Other non-operating (income), net	(4.0)		(13.6)

Income before income taxes	$5.9	0.3%	$34.9	2.1%		(180)

Sales

Net sales for the first half of 2006 were $1.75 billion, a 5 percentage point increase as compared to $1.67 billion in 2005, with no impact from changes in currency exchange rates. Gross sales within the US increased 4% as compared to 2005 and accounted for 55.0% of consolidated gross sales in 2006 as compared to 55.5% in 2005. In 2006, gross sales in international markets increased 6% as compared to 2005, including unfavorable changes in currency exchange rates of 2 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 2% in the first half of 2006 to $1.10 billion, including an unfavorable change in currency exchange rates of 1 percentage point. Domestic gross sales of Mattel Girls & Boys Brands products increased 2% and international gross sales increased 3%, including an unfavorable change in currency exchange rates of 1 percentage point. Worldwide gross sales for Barbie® declined 5% from 2005, including unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Barbie® increased 1%, while International gross sales of Barbie® declined 8%, including an unfavorable change in currency exchange rates of 1 percentage point. Worldwide gross sales of Other Girls Brands increased 10%, including an unfavorable change in currency exchange rates of 1 percentage point. The sales growth for Other Girls Brands as compared to the first half of 2005 was driven by Pixel Chix™, Winx Club™ and Polly Pocket!™. Worldwide gross sales in the Wheels category declined 5%, with no impact from changes in currency exchange rates, driven by sales declines in Hot Wheels® and
Tyco® R/C products. Worldwide gross sales in the Entertainment category increased 15%, including an unfavorable change in currency exchange rates of 1 percentage point, primarily driven by strong sales of CARS and Superman™, which more than offset sales declines in Batman™.

Worldwide gross sales of Fisher-Price Brands increased 12% in the first half of 2006 to $673.0 million, with no impact from changes in currency exchange rates. Worldwide sales of Core Fisher-Price® increased 11%, with no impact from changes in currency exchange rates, primarily driven by continued growth in the BabyGear™ line and newborn products. Worldwide gross sales of

Fisher-Price® Friends grew 11%, including an unfavorable change in currency exchange rates of 1 percentage point, driven by continued strength of Dora the Explorer™ and increased sales of other Nickelodeon® properties. Power Wheels® gross sales also grew worldwide.

American Girl Brands gross sales decreased 2% in the first half of 2006 to $123.5 million as compared to $126.4 million in the first half of 2005. The decline was primarily driven by the strong sales of the 2005 Girl of the Year doll, Marisol™, in the first half of 2005, offset by sales from the opening of the third American Girl Place® retail store in Los Angeles, California in April 2006.

Gross Profit

Gross profit, as a percentage of net sales, was 42.7% in the first half of 2006, as compared to 43.8% in the first half of 2005. The decrease in gross profit, as a percentage of net sales, resulted from the impact of sales mix, external cost pressures and higher royalty costs, partially offset by price increases and supply chain savings.

Advertising and Promotion Expenses

Advertising and promotion expenses were 10.8% of net sales in the first half of 2006, and flat with 2005 as a percentage of net sales.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $540.8 million, or 30.9% of net sales, in the first half of 2006 as compared to $516.0 million, or 30.9% of net sales, in the first half of 2005. Other selling and administrative expenses increased in 2006, primarily due to the following:

•	Higher employee-related costs;

•	$15.2 million of severance charges, primarily related to the streamlining of the Mattel Brands organization, offset by cost savings; and

•	Costs associated with the American Girl Place® retail store in Los Angeles, California that opened in April 2006.

Non-Operating Items

Interest expense decreased from $37.2 million in the first half of 2005 to $31.3 million in the first half of 2006, due to lower average borrowings, partially offset by higher interest rates. Interest (income) decreased from $24.5 million in the first half of 2005 to

$15.3 million in the first half of 2006, due to lower average cash balances, partially offset by higher interest rates. Other non-operating (income), net was $4.0 million in the first half of 2006 as compared to $13.6 million in the first half of 2005, which was mainly comprised of gains from the sale of marketable securities in 2005.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales increased 2% in the first half of 2006, as compared to the first half of 2005. Within this segment, Barbie® gross sales increased 1% and sales of Other Girls Brands decreased 6%. Gross sales in the Wheels category decreased double digits. Sales growth in the Entertainment category increased double digits, driven by sales of CARS and Superman™, which more than offset sales declines in Batman™. Mattel Girls & Boys Brands US segment income increased 8% to $47.8 million in the first half of 2006, primarily due to increased sales volume and improved gross profit, as a percentage of net sales.

Fisher-Price Brands US gross sales increased 10% in the first half of 2006, as compared to the first half of 2005, with strong sales growth of Core Fisher-Price®, Fisher-Price® Friends and Power Wheels® products. Fisher-Price Brands US segment income increased from $6.6 million in the first half of 2005 to $18.9 million in the first half of 2006, primarily driven by increased sales volume.

American Girl Brands gross sales decreased 2% in the first half of 2006, as compared to the first half of 2005, primarily driven by strong sales of the 2005 Girl of the Year doll, Marisol™ in the first half of 2005, partially offset by the April 2006 opening of the

American Girl Place® retail store in Los Angeles, California. American Girl Brands segment income decreased from $11.8 million in the first half of 2005 to $0.6 million in the first half of 2006, primarily due to decreased sales volume and increased other selling and administrative costs associated with the opening of the American Girl Place® retail store in Los Angeles, California.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first half of 2006 versus 2005:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	(1)	(3)
Latin America	19	3
Asia Pacific	10	(2)
Other	25	7

Total International	6	(2)

International gross sales increased 6% in the first half of 2006, as compared to the first half of 2005, including unfavorable changes in currency exchange rates of 2 percentage points. Gross sales of Barbie® decreased 8%, including an unfavorable change in currency exchange rates of 1 percentage point. Gross sales of Other Girls Brands increased double digits, primarily as a result of higher sales of Pixel Chix™, Winx Club™, and Polly Pocket!™. Gross sales increased 5% in the Wheels category, including an unfavorable change in currency rates of 1 percentage point, reflecting growth in Hot Wheels® and Matchbox®. Gross sales increased in the Entertainment category, driven by strong sales of CARS, Ice Age™ and Superman™ properties. Fisher-Price Brands gross sales increased 16%, including an unfavorable change in currency exchange rates of 1 percentage point, driven by strong sales in both Core Fisher-Price® and Fisher-Price® Friends. International segment income increased from $23.1 million in the first half of 2005 to $40.2 million in the first half of 2006 primarily due to increased sales volume.

Income Taxes

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. During the three months ended March 31, 2006, Mattel settled multiple ongoing audits by foreign tax authorities and as a result of the settlements, Mattel recognized income tax benefits of $56.8 million during the first quarter of 2006. During the three months ended June 30, 2006, Mattel recognized income tax benefits of $6.2 million primarily due to a settlement with a state tax authority for tax years 1997 and 1998.

On May 17, 2006, the Tax Increase Prevention and Reconciliation Act (the “Tax Act”) was signed into law. Management expects the Tax Act to lower Mattel’s 2006 provision for income taxes by approximately 3 to 4 percentage points. The provision for income taxes for the three months ended June 30, 2006 was calculated based on the new lower expected tax rate for fiscal year 2006, and also included an appropriate net catch-up adjustment of $1.6 million. This adjustment was necessary to appropriately adjust the tax provision for the six months ended June 30, 2006 to the lower expected annual tax rate. Future law changes by Congress or guidance from the Internal Revenue Service with respect to these new rules may further impact Mattel’s estimates and could require further adjustments to future tax provisions. The impact of such future changes, if any, will be reflected in the financial reporting period in which any such change is enacted or becomes effective.

The consolidated statements of operations for the three and six months ended June 30, 2005 included a provision for income taxes of $112.9 million for the total amount of earnings repatriated under the American Jobs Creation Act (the “Jobs Act”), which was signed into law on October 22, 2004. Among its various provisions, the Jobs Act created a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of 2005, management changed its estimate of the tax liability associated with the repatriated earnings to $107.0 million and recorded the $5.9 million adjustment to the provision for income taxes in that period.

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

On July 25, 2006, Mattel entered into an agreement to acquire Radica Games Limited (“Radica”) for approximately $230 million in cash. Consummation of the transaction is subject to customary closing conditions, including, among other things, approval by 75% of Radica’s shareholders voting on the amalgamation and certain regulatory approvals, including expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and is expected to occur in the fourth quarter of 2006.

Operating Activities

Cash flows used for operating activities were $357.9 million in the first half of 2006, as compared to $551.1 million in the first half of 2005. The decrease in cash flows used for operating activities was primarily due to a decrease in the use of cash for working capital requirements in 2006, primarily as a result of lower net tax payments in 2006 and changes in the amount and timing of other payable payments.

Investing Activities

Cash flows used for investing activities in the first half of 2006 increased $34.5 million to $66.5 million, as compared to $32.0 million in the first half of 2005, mainly due to proceeds received from the sale of investments in 2005, an increase in other property, plant and equipment purchases in 2006, primarily related to the construction of the new American Girl Place® in Los Angeles, California and investment in Mattel’s long-term information technology strategy.

Financing Activities

Cash flows from financing activities in the first half of 2006 were $47.1 million, as compared to cash flow used for financing activities of $203.0 million in the first half of 2005. The increase in cash flows from financing activities was primarily due to the issuance of $300.0 million of senior notes in June 2006 and lower share repurchases, partially offset by the repayment of $100.0 million on the foreign revolving loan facility in June 2006 and repayment of $30.0 million of medium-term notes in May 2006.

Seasonal Financing

Mattel maintains and periodically amends or replaces a domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The current agreement was amended and restated in March 2005 and expires on March 23, 2010. The terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the second quarter of 2006. As of June 30, 2006, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.33 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 12.27 to 1 (compared to a minimum allowed of 3.50 to 1).

On December 9, 2005, Mattel, Mattel Asia Pacific Sourcing Limited (“MAPS”), a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed a credit agreement (the “MAPS facility”) which provides for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid by MAPS on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008 and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest is charged at various rates selected by Mattel based on Eurodollar rates or bank reference rates. In connection with the MAPS facility, Mattel executed a Continuing Guaranty Agreement pursuant to which Mattel unconditionally guaranteed the obligations of MAPS arising pursuant to the MAPS facility. The MAPS facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios at the end of each fiscal quarter and fiscal year, using the formulae specified and ratios allowed in the MAPS facility to calculate the ratios. The formulae specified in the MAPS facility are the same as those required by the domestic unsecured committed revolving credit facility. Mattel was in compliance with such covenants at June 30, 2006.

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

In June 2006, Mattel issued $100.0 million of unsecured floating rate senior notes (“Floating Rate Senior Notes”) due June 15, 2009 and $200.0 million of unsecured 6.125% senior notes (“6.125% Senior Notes”) due June 15, 2011 (collectively “Senior Notes”). Interest on the Floating Rate Senior Notes is based on the three-month US Dollar London Interbank Offered Rate (“LIBOR”) plus
40 basis points with interest payable quarterly beginning September 15, 2006. Interest on the 6.125% Senior Notes is payable semi-annually beginning December 15, 2006. The 6.125% Senior Notes may be redeemed at any time at the option of Mattel at a redemption price equal to the greater of (i) the principal amount of the notes being redeemed plus accrued interest to the redemption date, and (ii) a “make whole” amount based on the yield of a comparable US Treasury security plus 20 basis points.

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive income. Under the terms of the agreements, Mattel will receive quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and make semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR rate used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009.

In October 2005, a major credit rating agency maintained its long-term rating for Mattel at BBB but changed its long-term outlook to negative and reduced its short-term rating to A-3. Also in October 2005, another major credit rating agency maintained its long-term rating for Mattel at Baa2, but changed its long-term outlook to negative. In March 2006, one of those credit rating agencies reduced Mattel’s long-term credit rating to BBB- and changed the outlook from negative to stable. In May 2006, another major credit rating agency reduced Mattel’s long-term credit rating to BBB. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

Mattel believes its cash on hand at the beginning of 2006, amounts available under its domestic unsecured committed revolving credit facility, the MAPS facility, its uncommitted money market facility, the proceeds from the issuance of the $300.0 million of Senior Notes in June 2006 and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2006.

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

Mattel International Holdings B.V., a company incorporated in the Netherlands, Mattel France S.A.S., a company incorporated in France, and Mattel GmbH, a company incorporated in Germany, each of which is a subsidiary of Mattel, and Societe Generale Bank Nederland N.V. are parties to a Master Agreement for the Transfer of Receivables establishing a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to Societe Generale Bank Nederland N.V. As with the domestic receivables facility, each sale of accounts receivable is recorded in Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European trade receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Bank Nederland N.V. and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH effective June 23, 2006, the commitment termination date for the European trade receivables facility was extended to

November 30, 2006.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

(In millions)	June 30, 2006	June 30, 2005	December 31, 2005
Receivables sold pursuant to:
Domestic receivables facility	$51.3	$59.2	$251.4
European receivables facility	64.2	50.4	95.9
Other factoring arrangements	13.7	10.7	95.8

	$129.2	$120.3	$443.1

Financial Position

Mattel’s cash and equivalents at June 30, 2006 decreased $372.7 million to $625.1 million, as compared to year-end 2005, primarily due to the payment of various year-end 2005 accrued liability balances, repayment of $100.0 million on the MAPS revolving loan facility and repurchase of $155.6 million of treasury shares in 2006, partially offset by proceeds from the issuance of $300.0 million of Senior Notes in June 2006 and the collection of year-end 2005 accounts receivable balances in 2006. Accounts receivable, net decreased $16.9 million to $743.7 million at June 30, 2006, as compared to year-end 2005 due to the seasonality of sales and collections.

The current portion of long-term debt decreased $118.6 million to $100.0 million at June 30, 2006, as compared to $218.6 million at June 30, 2005, primarily due to the repayment of $150.0 million of 6 1/8% senior notes in the third quarter of 2005, repayment of the $38.6 million mortgage note in the fourth quarter of 2005 and repayment of $30.0 million of medium-term notes in May 2006, partially offset by the reclassification from long-term debt to current portion of long-term debt of $20.0 million of medium-term notes maturing in September 2006, $50.0 million related to the MAPS term loan maturing in December 2006 and $30.0 million of medium-term notes maturing in May 2007. Accounts payable and accrued liabilities decreased $262.5 million since year-end 2005 to
$799.9 million at June 30, 2006, mainly due to the payment of various year-end 2005 accrued liability balances, including receivables collections due to bank related to the European receivables facility, incentive compensation, advertising and royalty obligations.

A summary of Mattel’s capitalization is as follows:

(In millions, except percentage information)	June 30, 2006		June 30, 2005		December 31, 2005
Medium-term notes	$320.0	10%	$370.0	14%	$350.0	12%
Senior notes	300.0	10	—	—	—	—
Term loan facility	175.0	6	—	—	175.0	6

Total long-term debt	795.0	26	370.0	14	525.0	18
Other long-term liabilities	291.8	9	242.1	9	282.4	10
Stockholders’ equity	2,053.8	65	2,071.0	77	2,101.7	72

	$3,140.6	100%	$2,683.1	100%	$2,909.1	100%

Total long-term debt increased $425.0 million at June 30, 2006, as compared to June 30, 2005 due to borrowings under the MAPS term loan facility (of which $175.0 million is classified as long-term at June 30, 2006) and $300.0 million of Senior Notes borrowings (all of which is classified as long-term at June 30, 2006), partially offset by the reclassification of $50.0 million of medium-term notes maturing in the next twelve months to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments. Stockholders’ equity of $2.1 billion, decreased $17.2 million since June 30, 2005, primarily as a result of the share repurchases during 2005 and 2006 and payment of the annual dividend in the fourth quarter of 2005, offset by net income from operations.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 23.0% at June 30, 2005 to 31.1% at June 30, 2006. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies

Mattel’s critical accounting policies are included in its Annual Report on Form 10-K for the year ended December 31, 2005 and have not changed, except for Mattel’s accounting for share-based payments in connection with the January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

Share-Based Payments

Prior to January 1, 2006, Mattel applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock compensation plans. All employee stock options were granted at or above the grant date market price and, accordingly, no compensation expense was recognized in the consolidated statements of operations for these employee stock options. Instead, the amount of compensation expense that would have resulted if Mattel had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, was included as a proforma disclosure in the financial statement footnotes.

Effective January 1, 2006, Mattel adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Accordingly, results for prior periods have not been restated and compensation cost in 2006 includes the portion of share-based payment awards attributable to employee service during the period for (i) grants made prior to January 1, 2006, but not previously included in the proforma expense disclosures in Mattel’s financial statements, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) grants made subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. The fair value of options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s historical annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting.

The following weighted average assumptions were used in determining fair value for options granted:

	During the Three Months Ended		During the Six Months Ended
(In thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected life (in years)	4.87	7.39	4.87	6.79
Risk-free interest rate	4.12%	3.99%	4.12%	3.93%
Volatility factor	27.30%	36.95%	27.30%	36.55%
Dividend yield	2.41%	1.23%	2.41%	1.28%
Weighted average fair value per granted option	$4.48	$7.55	$4.48	$7.27

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

Mattel recognized compensation expense of $0.5 million and $1.1 million, respectively, for stock options during the three and six months ended June 30, 2006 as a component of other selling and administrative expenses. As of June 30, 2006, total unrecognized compensation cost related to unvested share-based payments totaled $2.9 million and is expected to be recognized over a weighted-average period of 2.0 years.

New Accounting Pronouncement

In July 2006, the FASB issued Final Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after
December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. Mattel is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial position.

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

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Worldwide Revenues
Mattel Girls & Boys Brands	$609,627	$563,796	$1,102,834	$1,078,185
Fisher-Price Brands	365,717	337,270	672,955	601,654
American Girl Brands	61,639	58,803	123,507	126,433
Other	4,337	4,797	7,476	8,646

Gross sales	1,041,320	964,666	1,906,772	1,814,918
Sales adjustments	(83,665)	(77,843)	(155,770)	(144,975)

Net sales	$957,655	$886,823	$1,751,002	$1,669,943

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

In June 2006, Mattel issued $100.0 million of unsecured Floating Rate Senior Notes due June 15, 2009. Interest on the Floating Rate Senior Notes is based on the three-month US Dollar LIBOR plus 40 basis points with interest payable quarterly beginning September 15, 2006.

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive income. Under the terms of the agreements, Mattel will receive quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and make semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR rate used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

Mattel made no change to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended June 30, 2006.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation Related to Carter Bryant and MGA Entertainment, Inc.

In April 2004, Mattel filed a lawsuit in Los Angeles County Superior Court against Carter Bryant (“Bryant”), a former Mattel design employee. The suit alleges that Bryant aided and assisted a Mattel competitor, MGA Entertainment, Inc. (“MGA”), during the time he was employed by Mattel, in violation of his contractual and other duties to Mattel. In September 2004, Bryant asserted counterclaims against Mattel, including counterclaims in which Bryant seeks, as a putative class action representative, to invalidate Mattel’s Confidential Information and Proprietary Inventions Agreements with its employees. In December 2004, MGA intervened as a party-defendant in Mattel’s action against Bryant, asserting that its rights to the “Bratz” property are at stake in the litigation. Mattel’s suit was removed to the United States District Court for the Central District of California.

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

In June 2006, the three cases were consolidated in the United States District Court for the Central District of California. On
July 17, 2006, the Court issued an order dismissing all claims that Bryant had asserted against Mattel, including Bryant’s purported counterclaims to invalidate Mattel’s Confidential Information and Proprietary Inventions Agreements with its employees, and Bryant’s claims for declaratory relief. The Court, however, allowed Bryant the opportunity to correct the deficiencies in those claims. At this time Mattel does not know whether Bryant will try to correct those deficiencies and once again assert claims against Mattel.

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

Recent Sales of Unregistered Securities

During the second quarter of 2006, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the second quarter of 2006:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30
Repurchase program (1)	—	$—	—	$250,000,000
Employee transactions (2)	—	—	N/A	N/A
May 1 – 31
Repurchase program (1)	5,730,424	16.26	5,730,424	156,814,093
Employee transactions (2)	—	—	N/A	N/A
June 1 – 30
Repurchase program (1)	3,660,000	16.43	3,660,000	96,682,885
Employee transactions (2)	—	—	N/A	N/A

Total
Repurchase program (1)	9,390,424	$16.33	9,390,424	$96,682,885
Employee transactions (2)	—	$—	N/A	N/A

(1)	In January 2006, the Board of Directors authorized Mattel to increase its share repurchase program by an additional $250.0 million. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

(2)	During the second quarter of 2006, there were no sales of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Mattel was held on May 11, 2006. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of the nominees for director listed in the proxy statement were elected pursuant to the process described in the proxy statement, with the number of votes cast as follows:

Name of Nominee	Votes “FOR”	Votes Withheld From This Nominee	Votes Withheld From All Nominees
Eugene P. Beard	341,852,257	4,117,228	145,605
Michael J. Dolan	321,607,065	24,362,420	145,605
Robert A. Eckert	340,998,440	4,971,045	145,605
Tully M. Friedman	331,459,114	14,510,371	145,605
Dominic Ng	342,700,265	3,269,220	145,605
Dr. Andrea L. Rich	342,651,837	3,317,648	145,605
Ronald L. Sargent	265,526,634	80,442,851	145,605
Christopher A. Sinclair	342,320,552	3,648,933	145,605
G. Craig Sullivan	342,675,608	3,293,877	145,605
John L. Vogelstein	339,049,039	6,920,446	145,605
Kathy Brittain White	342,107,994	3,861,491	145,605

The proposal to ratify the selection of PricewaterhouseCoopers LLP as Mattel’s independent registered public accounting firm for the year ending December 31, 2006, was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
336,466,325	7,492,836	2,155,929	—

A stockholder proposal regarding separating the roles of CEO and Board Chair was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
156,775,864	150,176,466	2,310,109	36,852,651

A stockholder proposal regarding certain reports by the Board of Directors was defeated by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
16,896,505	233,642,959	58,722,975	36,852,651

A stockholder proposal regarding pay-for-superior-performance was defeated by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
145,336,311	161,613,893	2,312,235	36,852,651

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
11.0*	Computation of Income per Common and Common Equivalent Share

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated August 2, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated August 2, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated August 2, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

99.0*	Form of Grant Agreement for Initial Grants to Outside Directors of Restricted Stock Units with Dividend Equivalent Rights under the Mattel, Inc. 2005 Equity Compensation Plan

*	Filed herewith.

**	Furnished herewith.

[1]	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

Date: As of August 2, 2006	By:
H. Scott Topham
Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)