Form 10-Q
period 2006-09-30
MATTEL INC /DE/
filed 2006-11-02
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of October 27, 2006:

381,408,032 shares

MATTEL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share data)	September 30, 2006	September 30, 2005	December 31, 2005
ASSETS
Current Assets
Cash and equivalents	$552,425	$173,801	$997,734
Accounts receivable, net	1,387,934	1,262,412	760,643
Inventories	672,232	725,868	376,897
Prepaid expenses and other current assets	272,909	264,715	277,226

Total current assets	2,885,500	2,426,796	2,412,500

Property, plant and equipment, net	525,423	538,224	547,104
Goodwill	730,292	721,444	718,069
Other noncurrent assets	729,016	715,057	694,640

Total Assets	$4,870,231	$4,401,521	$4,372,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$57,396	$89,271	$117,994
Current portion of long-term debt	100,000	88,361	100,000
Accounts payable	455,308	447,626	265,936
Accrued liabilities	750,774	621,611	796,473
Income taxes payable	134,626	262,454	182,782

Total current liabilities	1,498,104	1,509,323	1,463,185

Noncurrent Liabilities
Long-term debt	775,000	350,000	525,000
Other	297,372	259,372	282,395

Total noncurrent liabilities	1,072,372	609,372	807,395

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,606,613	1,589,420	1,589,281
Treasury stock at cost; 62.4 million shares, 37.5 million shares and 52.8 million shares, respectively	(1,090,695)	(685,702)	(935,711)
Retained earnings	1,616,397	1,231,147	1,309,822
Accumulated other comprehensive loss	(273,929)	(293,408)	(303,028)

Total stockholders’ equity	2,299,755	2,282,826	2,101,733

Total Liabilities and Stockholders’ Equity	$4,870,231	$4,401,521	$4,372,313

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
(Unaudited; in thousands, except per share amounts)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net Sales	$1,790,312	$1,666,145	$3,541,314	$3,336,088
Cost of sales	938,943	904,888	1,941,867	1,843,954

Gross Profit	851,369	761,257	1,599,447	1,492,134
Advertising and promotion expenses	205,886	191,607	395,293	372,432
Other selling and administrative expenses	323,248	260,850	863,999	776,848

Operating Income	322,235	308,800	340,155	342,854
Interest expense	22,559	16,842	53,840	54,044
Interest (income)	(6,722)	(4,280)	(21,983)	(28,789)
Other non-operating expense (income), net	1,845	(15,101)	(2,114)	(28,694)

Income Before Income Taxes	304,553	311,339	310,412	346,293
Provision for income taxes	65,528	86,000	3,837	208,434

Net Income	$239,025	$225,339	$306,575	$137,859

Net Income Per Common Share — Basic	$0.63	$0.56	$0.80	$0.34

Weighted average number of common shares	378,628	403,743	384,491	409,824

Net Income Per Common Share — Diluted	$0.62	$0.55	$0.79	$0.33

Weighted average number of common and common equivalent shares	382,664	407,222	387,171	413,945

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
(Unaudited; in thousands)	September 30, 2006	September 30, 2005
Cash Flows From Operating Activities:
Net income	$306,575	$137,859
Adjustments to reconcile net income to net cash flows used for operating activities:
Gain on sale of investments	—	(31,935)
Net loss (gain) on disposal of other property, plant and equipment	1,552	(2,712)
Depreciation	124,919	126,536
Amortization	3,042	3,273
Deferred income taxes	(16,944)	60,378
Shared-based compensation	24,880	199
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(610,694)	(514,173)
Inventories	(291,162)	(313,706)
Prepaid expenses and other current assets	7,708	37,687
Accounts payable, accrued liabilities and income taxes payable	70,948	(136,683)
Other, net	11,519	4,271

Net cash flows used for operating activities	(367,657)	(629,006)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(50,609)	(54,170)
Purchases of other property, plant and equipment	(49,289)	(38,853)
Payment for businesses acquired	(1,345)	(1,495)
Proceeds from sale of investments	—	48,361
Proceeds from disposal of other property, plant and equipment	718	7,991

Net cash flows used for investing activities	(100,525)	(38,166)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	179,874	121,261
Repayments of short-term borrowings	(240,377)	(62,174)
Proceeds from long-term borrowings	298,356	—
Repayments of long-term borrowings	(50,000)	(150,000)
Share repurchases	(205,947)	(249,886)
Proceeds from exercises of stock options	29,248	32,372
Other, net	5,685	(2,871)

Net cash flows from (used for) financing activities	16,839	(311,298)

Effect of Currency Exchange Rate Changes on Cash	6,034	(4,564)

Decrease in Cash and Equivalents	(445,309)	(983,034)
Cash and Equivalents at Beginning of Period	997,734	1,156,835

Cash and Equivalents at End of Period	$552,425	$173,801

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, gross	$137,375	$159,816
Interest	45,123	52,208
Non-cash investing and financing activities:
Liability for equipment acquired	$2,387	$443
Asset write-downs	950	878

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

Prior to January 1, 2006, Mattel’s accounting for its employee stock compensation plans was based on the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, compensation expense is only recognized in the statements of operations for employee stock options with exercise prices below the market price of the company’s stock on the measurement date (see Note 16).

Effective January 1, 2006, Mattel adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified-prospective transition method. Accordingly, results for prior periods have not been restated and compensation cost in 2006 includes the portion of share-based payment awards attributable to employee service during the period for (i) grants made prior to January 1, 2006, but not previously included in the proforma expense disclosures in Mattel’s financial statements, based on the measurement date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) grants made subsequent to January 1, 2006 based on the measurement date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Accounts receivable are shown net of allowances for doubtful accounts of $20.4 million, $27.0 million and $24.6 million as of September 30, 2006, September 30, 2005 and December 31, 2005, respectively.

4.	Inventories

Inventories include the following:

(In thousands)	September 30, 2006	September 30, 2005	December 31, 2005
Raw materials and work in process	$53,285	$51,153	$34,038
Finished goods	618,947	674,715	342,859

	$672,232	$725,868	$376,897

5.	Property, Plant and Equipment

Property, plant and equipment, net include the following:

(In thousands)	September 30, 2006	September 30, 2005	December 31, 2005
Land	$29,066	$28,974	$29,125
Buildings	235,861	235,446	231,597
Machinery and equipment	760,740	720,599	736,041
Tools, dies and molds	566,713	607,140	557,133
Capital leases	23,271	23,271	23,271
Leasehold improvements	125,153	108,789	115,496

	1,740,804	1,724,219	1,692,663
Less: accumulated depreciation	(1,215,381)	(1,185,995)	(1,145,559)

	$525,423	$538,224	$547,104

6.	Goodwill

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands and International. Mattel tests its goodwill for impairment annually in the third quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based on the fair value of the cash flows that the reporting units can be expected to generate in the future. In the third quarter of 2006, Mattel performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired.

The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2006 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

(In thousands)	December 31, 2005	Impact of Currency Exchange Rate Changes	September 30, 2006
Mattel Girls Brands US	$34,003	$2,707	$36,710
Mattel Boys Brands US	54,134	211	54,345
Fisher-Price Brands US	216,455	529	216,984
American Girl Brands	207,571	—	207,571
International	205,906	8,776	214,682

	$718,069	$12,223	$730,292

7.	Other Noncurrent Assets

Other noncurrent assets include the following:

(In thousands)	September 30, 2006	September 30, 2005	December 31, 2005
Deferred income taxes	$508,362	$517,248	$495,914
Identifiable intangibles, net	18,622	21,003	20,422
Other	202,032	176,806	178,304

	$729,016	$715,057	$694,640

8.	Accrued Liabilities

Accrued liabilities include the following:

(In thousands)	September 30, 2006	September 30, 2005	December 31, 2005
Royalties	$112,202	$88,910	$106,257
Accounts receivable collections due to bank	64,897	31,613	200,417
Advertising and promotion	147,202	120,157	75,113
Other	426,473	380,931	414,686

	$750,774	$621,611	$796,473

9.	Long-term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2006	September 30, 2005	December 31, 2005
Medium-term notes due May 2007 to November 2013	$350,000	$400,000	$400,000
Senior Notes due June 2009 to June 2011	300,000	—	—
Term loan facility due December 2006 to December 2008	225,000	—	225,000
10.15% mortgage note due November 2005	—	38,361	—

	875,000	438,361	625,000
Less: current portion	(100,000)	(88,361)	(100,000)

	$775,000	$350,000	$525,000

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

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive income. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR rate used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

10.	Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$239,025	$225,339	$306,575	$137,859
Currency translation adjustments	4,577	(753)	36,566	(36,090)
Minimum pension liability adjustments	—	1,163	—	1,814
Net unrealized gain (loss) on securities:
Unrealized holding gains (losses)	—	1,289	—	(195)
Reclassification adjustment for realized (gains) included in net income	—	(7,238)	—	(16,247)

	—	(5,949)	—	(16,442)

Net unrealized gain (loss) on derivative instruments:
Unrealized holding gains (losses)	3,917	770	(7,971)	19,529
Reclassification adjustment for realized (gains) losses included in net income	(762)	530	504	7,609

	3,155	1,300	(7,467)	27,138

	$246,757	$221,100	$335,674	$114,279

The components of accumulated other comprehensive loss are as follows:

(In thousands)	September 30, 2006	September 30, 2005	December 31, 2005
Currency translation adjustments	$(201,993)	$(235,882)	$(238,559)
Minimum pension liability adjustments	(68,715)	(59,658)	(68,715)
Net unrealized (loss) gain on derivative instruments	(3,221)	2,132	4,246

	$(273,929)	$(293,408)	$(303,028)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures were related to entities having functional currencies denominated in the Euro, British pound sterling and Mexican peso. For the nine months ended September 30, 2006, currency translation adjustments resulted in a net gain of $36.6 million, with gains from the strengthening of the Euro and British pound sterling against the US dollar, partially offset by the weakening of the Mexican peso against the US dollar. For the nine months ended September 30, 2005, currency translation adjustments resulted in a net loss of $36.1 million, with losses from the weakening of the Euro and British pound sterling against the US dollar being partially offset by strengthening of the Mexican peso against the US dollar.

Marketable Securities

As of September 30, 2006, Mattel held no marketable securities.

During the third quarter of 2005, Mattel sold marketable securities for proceeds totaling $17.8 million. For the nine months ended September 30, 2005, proceeds from the sale of marketable securities totaled $42.0 million. Pre-tax gains on sales of these securities totaling $11.5 million, net of transaction costs, were recorded in other non-operating (income), net in the consolidated statements of operations for the three months ended September 30, 2005. Pre-tax gains totaling $25.8 million, net of transaction costs, were recorded in other non-operating (income), net in the consolidated statements of operations for the nine months ended September 30, 2005 from sales of marketable securities.

11.	Income Taxes

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. During the three months ended March 31, 2006, Mattel settled ongoing audits by foreign tax authorities and as a result of the settlements, Mattel recognized income tax benefits of $56.8 million during the first quarter of 2006. During the three months ended June 30, 2006, Mattel recognized income tax benefits of $6.2 million primarily due to a settlement with a state tax authority for tax years 1997 and 1998.

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

During the three months ended September 30, 2006, income tax benefits of $6.0 million were recorded relating to a pre-tax charge of $19.3 million for prior period unintentional stock option accounting errors (see Note 16).

The consolidated statements of operations for the nine months ended September 30, 2005 included a provision for income taxes of $112.9 million for the total amount of earnings repatriated under the American Jobs Creation Act (the “Jobs Act”), which was signed into law on October 22, 2004. Among its various provisions, the Jobs Act created a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of 2005, management changed its estimate of the tax liability associated with the repatriated earnings to $107.0 million and recorded the $5.9 million adjustment to the provision for income taxes in that period.

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

Currency transaction (gains)/losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Operating (income)	$(12,817)	$(11,936)	$(17,789)	$(38,201)
Other non-operating expense (income), net	1,122	(130)	(309)	2,216

Net transaction (gains)	$(11,695)	$(12,066)	$(18,098)	$(35,985)

13. Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Research and development	$43,404	$46,707	$123,175	$132,831
Amortization of identifiable intangible assets	558	667	1,682	1,737

14.	Earnings Per Share

Basic net income per common share is computed by dividing reported net income by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common shares and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices. Nonqualified stock options totaling 23.5 million and 24.3 million were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2006, respectively, because they were anti-dilutive. Nonqualified stock options totaling 28.2 million and 26.4 million were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2005, respectively, because they were anti-dilutive.

15.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 4 to the Consolidated Financial Statements in Mattel’s 2005 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Service cost	$2,938	$2,422	$8,541	$7,291
Interest cost	5,743	5,735	17,082	17,287
Expected return on plan assets	(6,913)	(5,647)	(18,389)	(16,980)
Amortization of:
Prior service cost	82	482	1,448	1,443
Net actuarial loss	2,661	2,469	7,164	7,307

Net periodic benefit cost	4,511	5,461	15,846	16,348
Settlement	—	(1,238)	—	(1,238)

Net benefit cost	$4,511	$4,223	$15,846	$15,110

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Service cost	$26	$26	$79	$90
Interest cost	673	827	2,018	2,433
Amortization of:
Net actuarial loss	229	362	688	1,130

Net benefit cost	$928	$1,215	$2,785	$3,653

During the three and nine months ended September 30, 2006, Mattel made cash contributions totaling approximately $4 million and $10 million, respectively, to its defined benefit pension and postretirement benefit plans. Mattel expects to make cash contributions totaling approximately $14 million to its defined benefit pension and postretirement benefit plans during 2006, including approximately $11 million to cover benefit payments for its unfunded plans.

16.	Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in Note 7 to the Consolidated Financial Statements in its 2005 Annual Report on Form 10-K. Under the Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”), Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalent rights and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of three years from the date of grant. Such stock options under the 2005 Plan were granted with exercise prices at or above the fair market value of Mattel’s common stock on the applicable measurement dates.

Effective January 1, 2006, Mattel adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Prior to January 1, 2006, Mattel applied the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for its employee stock compensation plans. The amount of additional compensation expense that would have resulted if Mattel had applied the fair value recognition provisions of SFAS No. 123 was included as a proforma disclosure in the financial statement footnotes.

Prior to January 1, 2006, Mattel presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows. Excess tax benefits reflected as a financing cash inflow totaled $2.2 million and $3.0 million, respectively, during the three and nine months ended September 30, 2006. Excess tax benefits reflected as an operating cash inflow totaled $0.5 million and $4.4 million, respectively, during the three and nine months ended September 30, 2005.

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

As of September 30, 2006, total unrecognized compensation cost related to unvested share-based payments totaled $31.8 million and is expected to be recognized over a weighted-average period of 2.4 years.

Stock Option Review

In August 2006, two derivative shareholder lawsuits were filed against Mattel and certain of its past and present executive officers and members of its Board of Directors in Los Angeles County Superior Court, alleging that certain stock option grants had been backdated (“the Derivative Shareholder Lawsuits”). During the third quarter of 2006, Mattel commenced and completed a comprehensive review of its historical stock option practices for grants made during the period from the fourth quarter of 1993 through the third quarter of 2006. Outside legal counsel participated in this review, including performing certain investigative procedures.

The review found that there had been no backdating of stock option grants, no misconduct or manipulation associated with stock option grant dates, no intentional deviations from generally accepted accounting principles, and no material inaccuracies with respect to the current or historical financial statements of Mattel. The review did identify some administrative procedural deficiencies that resulted in unintentional accounting errors, principally relating to situations in which, as of the grant date approved by the Compensation Committee, an aggregate number of options to be granted was approved and the exercise price for the options was established, but the allocation of those options to certain individual employee recipients was not yet finalized (thus resulting in later measurement dates for accounting purposes for those individual grants). These accounting errors related to grants made to the general population of employees. The review found no such errors associated with any executive officer or Board member grants and no errors associated with any grants made after 2002.

The unintentional accounting errors associated with the use of incorrect measurement dates for certain grants caused non-cash compensation expense to be understated by a cumulative amount of $19.3 million ($13.3 million net of income tax) over the years 1995 through 2005. All of the errors were related to grants made prior to 2003, and the impact on income from continuing operations was not material to any previously reported period (less than 1% in every year). Because the errors are not material to any prior period financial statement and the impact on the current year of correcting the cumulative errors is also not material, a correcting entry to record the cumulative impact of these errors was recorded in the third quarter of 2006. The entry increased other selling and administrative expenses by $19.3 million and reduced provision for income taxes by $6.0 million, which resulted in a $13.3 million reduction in net income. The correcting adjustment also had the effect of increasing noncurrent deferred tax assets by $3.5 million and additional paid-in capital by $16.8 million as of September 30, 2006.

In light of the results of this review, Mattel does not consider the Derivative Shareholder Lawsuits to be material.

Stock Options

In addition to the $19.3 million pre-tax charge for prior period unintentional stock option accounting errors, Mattel recognized compensation expense of $1.6 million and $2.7 million, respectively, for stock options during the three and nine months ended September 30, 2006 as a component of other selling and administrative expenses. Prior to January 1, 2006, no compensation expense was recognized in the consolidated statements of operations for stock options. Had compensation expense in 2005 for nonqualified stock options granted been determined based on their fair value at the measurement date, consistent with the fair value method of accounting prescribed by SFAS No. 123, Mattel’s net income and net income per common share for the three months and nine months ended September 30, 2005 would have been adjusted as follows (amounts in thousands, except per share amounts):

(In millions, except per share amounts)	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income
As reported	$225.3	$137.9
Pro forma compensation cost, net of tax	(7.1)	(19.6)

Pro forma net income	$218.2	$118.3

Income per share
Basic
As reported	$0.56	$0.34
Pro forma compensation cost, net of tax	(0.02)	(0.05)

Pro forma net income per common share — basic	$0.54	$0.29

Diluted
As reported	$0.55	$0.33
Pro forma compensation cost, net of tax	(0.01)	(0.04)

Pro forma net income per common share — diluted	$0.54	$0.29

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

	During the Three Months Ended		During the Nine Months Ended
(In thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected life (in years)	5.10	4.87	5.09	4.93
Risk-free interest rate	4.90%	4.12%	4.87%	4.11%
Volatility factor	28.02%	27.30%	27.99%	27.59%
Dividend yield	2.79%	2.41%	2.77%	2.38%
Weighted average fair value per granted option	$4.51	$4.48	$4.51	$4.57

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock option plans during the nine months ended September 30, 2006 (amounts in thousands, except average exercise price and average remaining life):

	Number	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	47,851	$18.53
Granted	2,493	17.88
Exercised	(2,059)	14.24
Forfeited	(7)	17.94
Canceled	(4,232)	22.30

Outstanding at September 30, 2006	44,046	$18.33	5.4	$118,942

Exercisable at September 30, 2006	40,987	$18.37	5.3	$113,422

Available for grant at September 30, 2006	35,926

There were 50 million shares of common stock authorized for equity instrument awards under the 2005 Plan.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $6.5 million and $8.6 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $1.5 million and $13.2 million, respectively.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during the nine months ended September 30, 2006 and 2005 was $29.2 million and $32.4 million, respectively, and the tax benefit for exercises during the nine months ended September 30, 2006 and 2005 was $3.0 million and $4.4 million, respectively.

Restricted Stock and Restricted Stock Units

Compensation expense recognized related to grants of restricted stock and RSUs to certain employees and non-employee Board members was $2.7 million and $2.9 million, respectively, for the three and nine months ended September 30, 2006.

The following table summarizes the number and weighted average grant date fair value of Mattel’s unvested restricted stock and RSUs as of September 30, 2006 (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested at January 1, 2006	220	$12.55
Granted	1,604	17.92
Vested	(5)	20.70
Forfeited	(7)	17.94

Unvested at September 30, 2006	1,812	$17.26

17.	Contingencies

Litigation Related to Carter Bryant and MGA Entertainment, Inc.

In April 2004, Mattel filed a lawsuit in Los Angeles County Superior Court against Carter Bryant (“Bryant”), a former Mattel design employee. The suit alleges that Bryant aided and assisted a Mattel competitor, MGA Entertainment, Inc. (“MGA”), during the time he was employed by Mattel, in violation of his contractual and other duties to Mattel. In September 2004, Bryant asserted counterclaims against Mattel, including counterclaims in which Bryant sought, as a putative class action representative, to invalidate Mattel’s Confidential Information and Proprietary Inventions Agreements with its employees. In December 2004, MGA intervened as a party-defendant in Mattel’s action against Bryant, asserting that its rights to the “Bratz” property are at stake in the litigation. Mattel’s suit was removed to the United States District Court for the Central District of California.

Separately, in November 2004, Bryant filed an action against Mattel in the United States District Court for the Central District of California. The action sought a judicial declaration that Bryant’s purported conveyance of rights in “Bratz” was proper and that he did not misappropriate Mattel property in creating “Bratz.”

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

In June 2006, the three cases were consolidated in the United States District Court for the Central District of California. On July 17, 2006, the Court issued an order dismissing all claims that Bryant had asserted against Mattel, including Bryant’s purported counterclaims to invalidate Mattel’s Confidential Information and Proprietary Inventions Agreements with its employees, and Bryant’s claims for declaratory relief. Mattel believes the claims against it are without merit and intends to vigorously defend against them.

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

Mattel’s domestic operating segments include:

Mattel Girls & Boys Brands — including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™, Pixel Chix™, Winx Club™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Batman™, CARS, Superman™ and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands — including Fisher-Price®, Little People®, BabyGear™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Barney™, Dora the Explorer™, Winnie the Pooh, InteracTV™ and See ‘N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

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

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues
Domestic:
Mattel Girls & Boys Brands US	$467,342	$439,215	$961,219	$926,200
Fisher-Price Brands US	518,551	500,020	949,805	892,963
American Girl Brands	71,226	69,051	194,733	195,484

Total Domestic	1,057,119	1,008,286	2,105,757	2,014,647
International	892,598	796,735	1,750,732	1,605,292

Gross sales	1,949,717	1,805,021	3,856,489	3,619,939
Sales adjustments	(159,405)	(138,876)	(315,175)	(283,851)

Net sales	$1,790,312	$1,666,145	$3,541,314	$3,336,088

Segment Income
Domestic:
Mattel Girls & Boys Brands US	$105,231	$99,243	$153,018	$143,353
Fisher-Price Brands US	99,129	89,252	118,039	95,804
American Girl Brands	6,789	5,858	7,353	17,675

Total Domestic	211,149	194,353	278,410	256,832
International	176,097	133,695	216,301	156,768

	387,246	328,048	494,711	413,600
Corporate and other expense (a)	65,011	19,248	154,556	70,746

Operating income	322,235	308,800	340,155	342,854
Interest expense	22,559	16,842	53,840	54,044
Interest (income)	(6,722)	(4,280)	(21,983)	(28,789)
Other non-operating expense (income), net	1,845	(15,101)	(2,114)	(28,694)

Income before income taxes	$304,553	$311,339	$310,412	$346,293

(a)	For the three and nine months ended September 30, 2006, corporate and other includes (i) severance charges of $0.5 million and $15.8 million, respectively, primarily in connection with the streamlining of the Mattel Brands organization, and (ii) stock option compensation expense of $19.3 million related to the correction of prior period unintentional accounting errors.

(In thousands)	September 30, 2006	September 30, 2005	December 31, 2005
Assets
Domestic:
Mattel Girls & Boys Brands US	$390,658	$429,764	$255,817
Fisher-Price Brands US	429,384	428,709	188,076
American Girl Brands	99,628	94,771	60,256

Total Domestic	919,670	953,244	504,149
International	1,065,152	977,705	547,980

	1,984,822	1,930,949	1,052,129
Corporate and other	75,344	57,331	85,411

Accounts receivable and inventories, net	$2,060,166	$1,988,280	$1,137,540

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by product line:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Worldwide Revenues
Mattel Girls & Boys Brands	$1,082,062	$1,005,007	$2,184,896	$2,083,192
Fisher-Price Brands	790,524	727,409	1,463,479	1,329,063
American Girl Brands	71,226	69,051	194,733	195,484
Other	5,905	3,554	13,381	12,200

Gross sales	1,949,717	1,805,021	3,856,489	3,619,939
Sales adjustments	(159,405)	(138,876)	(315,175)	(283,851)

Net sales	$1,790,312	$1,666,145	$3,541,314	$3,336,088

19.	New Accounting Pronouncements

FASB Interpretation No. 48

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

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

Mattel is required to adopt SAB No. 108 in the fourth quarter of 2006. SAB No. 108 permits companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied, or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings.

Mattel does not expect the adoption of SAB No. 108 to have a material impact on its results of operations and financial position.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Mattel does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations and financial position.

Statement of Financial Accounting Standards No. 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an entity to (i) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (ii) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (iii) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.

SFAS No. 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements is effective for Mattel in the fourth quarter of 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and is consistent with Mattel’s current accounting treatment. Mattel is currently evaluating the effect that the adoption of SFAS No. 158 will have on its financial position, but it will have no impact on its results of operations in 2006 and 2007.

20.	Subsequent Event

On October 3, 2006, Mattel completed its acquisition of Radica Games Limited (“Radica”) for approximately $230 million in cash. Radica manufactures and markets a diverse line of electronic entertainment products including electronic games carrying the Radica:®, 20Q™ and Play TV® brand names and youth electronics carrying the Girl Tech® brand name. Under the Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) between Radica and certain of Mattel’s wholly owned subsidiaries, shareholders of Radica are entitled to receive $11.55 in cash for each share of Radica common stock at the effective time of the amalgamation. Mattel, Inc. is a party to the Amalgamation Agreement solely as a guarantor of the obligations of its subsidiaries under the Amalgamation Agreement.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands — including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™, Pixel Chix™, Winx Club™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Batman™, CARS, Superman™ and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands — including Fisher-Price®, Little People®, BabyGear™ and View-Master® (collectively “Core

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

Management believes that the business environment for Mattel for the remainder of 2006 will be similar to that of 2005. Mattel expects to continue facing challenges both domestically and internationally as certain retailers continue to rationalize stores and tightly manage inventory. Additionally, Mattel has experienced continued cost pressures in the areas of product costs, including oil-based resin and zinc, and employee-related costs. Management believes that Mattel will continue to encounter a challenging retail environment, along with cost pressures and the possibility of sales declines in the Barbie® brand.

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

Results of Operations

Third Quarter

Consolidated Results

Net sales for the third quarter of 2006 were $1.79 billion, a 7% increase as compared to $1.67 billion in 2005, with a 1 percentage point benefit from changes in currency exchange rates. Net income for the third quarter of 2006 was $239.0 million, or $0.62 per diluted share, as compared to $225.3 million in 2005, or $0.55 per diluted share. Gross profit, as a percentage of net sales, increased from 45.7% in 2005 to 47.6% in 2006. The improvement in gross profit was primarily driven by the positive impact of aligning prices with increases in input costs, favorable mix, and supply chain savings, partially offset by external cost pressures and higher royalty costs. Advertising and promotion expenses in the third quarter of 2006 were flat as a percentage of net sales, as compared to the third quarter of 2005. Other selling and administrative expenses, as a percentage of net sales increased from 15.7% for the third quarter of 2005 to 18.1% for the third quarter of 2006. The increase in other selling and administrative expenses resulted primarily from higher incentive compensation, increases in other employee-related costs and a pre-tax charge of $19.3 million for prior period unintentional stock option accounting errors (see Item 1 “Financial Statements – Note 16 to Consolidated Financial Statements”), partially offset by savings related to the streamlining of the Mattel Brands organization.

The following table provides a summary of Mattel’s consolidated results for the third quarter of 2006 and 2005 (in millions, except percentage and basis point information):

	For the Three Months Ended September 30,
	2006		2005		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,790.3	100.0%	$1,666.1	100.0%	7%	—

Gross profit	$851.4	47.6%	$761.3	45.7%	12%	190
Advertising and promotion expenses	205.9	11.5	191.6	11.5	7%	—
Other selling and administrative expenses	323.3	18.1	260.9	15.7	24%	240

Operating income	322.2	18.0	308.8	18.5		(50)
Interest expense	22.6	1.3	16.8	1.0	4%	30
Interest (income)	(6.7)	-0.4	(4.3)	-0.3	34%	(10)
Other non-operating expense (income), net	1.7		(15.0)

Income before income taxes	$304.6	17.0%	$311.3	18.7%		(170)

Sales

Net sales for the third quarter of 2006 were $1.79 billion, a 7% increase as compared to $1.67 billion in 2005, with a 1 percentage point benefit from changes in currency exchange rates. Gross sales within the US increased 5% as compared to 2005 and accounted for 54.2% of consolidated gross sales in 2006 as compared to 55.9% in 2005. In 2006, gross sales in international markets increased 12%, as compared to 2005, including a 3 percentage point benefit from changes in currency exchange rates.

Worldwide gross sales of Mattel Girls & Boys Brands increased 8% in the third quarter of 2006 to $1.08 billion, with a 2 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Mattel Girls & Boys Brands increased 6% and international gross sales increased 9%, with a 3 percentage point benefit from changes in currency exchange rates. Worldwide gross sales for Barbie® increased 1% from 2005, with a 1 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Barbie® increased 4%. International gross sales of Barbie® were flat, including a 3 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Other Girls Brands increased 16%, including a 3 percentage point benefit from changes in currency exchange rates, primarily as a result of increased sales of Pixel Chix™ and Polly Pocket!™. Worldwide gross sales of Wheels products decreased 3%, with a 1 percentage point benefit from changes in currency exchange rates, primarily as a result of declines in Tyco® R/C worldwide and Hot Wheels® domestically, partially offset by growth in Hot Wheels® internationally. Worldwide gross sales of Entertainment products increased 27%, with a 1 percentage point benefit from changes in currency exchange rates, primarily driven by strong sales of CARS and Superman™ in the third quarter of 2006, which more than offset sales declines in Batman™.

Worldwide gross sales of Fisher-Price Brands increased 9% in the third quarter of 2006 to $790.5 million, with a 1 percentage point benefit from changes in currency exchange rates. Worldwide sales of Core Fisher-Price® increased 7%, including a 1 percentage point benefit from changes in currency exchange rates, primarily driven by continued strength in sales of newborn and BabyGear™ products. Worldwide gross sales of Fisher-Price® Friends increased 13%, with a 1 percentage point benefit from changes in currency exchange rates, driven primarily by continued strength of Nickelodeon® properties, including Dora the Explorer™, Go, Diego, Go!™ , and The Backyardigans™, and the launch of T.M.X.™ Elmo.

American Girl Brands gross sales increased 3% in the third quarter of 2006 to $71.2 million as compared to $69.1 million in the third quarter of 2005. The increase was driven by the new American Girl Place® retail store in Los Angeles, California, which opened in April 2006.

Gross Profit

Gross profit, as a percentage of net sales, was 47.6% in the third quarter of 2006, as compared to 45.7% in the third quarter of 2005. Aligning prices with increases in input costs, favorable mix, and supply chain savings positively impacted gross profit, partially offset by external cost pressures and higher royalty costs.

Advertising and Promotion Expenses

Advertising and promotion expenses were 11.5% of net sales in the third quarter of 2006, which was flat with 2005 as a percentage of net sales.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $323.3 million, or 18.1% of net sales, in the third quarter of 2006, as compared to $260.9 million, or 15.7% of net sales, in the third quarter of 2005. Other selling and administrative expenses increased in 2006, primarily due to the following:

•	Higher incentive compensation and other employee-related costs;

•	A pre-tax charge of $19.3 million for prior period unintentional stock option accounting errors (see Item 1 “Financial Statements – Note 16 to Consolidated Financial Statements”); and

•	Costs associated with the American Girl Place® retail store in Los Angeles, California, which opened in April 2006; partially offset by

•	Savings related to the streamlining of the Mattel Brands organization.

Non-Operating Items

Interest expense increased from $16.8 million in the third quarter of 2005 to $22.6 million in the third quarter of 2006, due to higher average borrowings and average long-term debt outstanding representing a greater proportion of total outstanding debt. Interest (income) increased from $4.3 million in the third quarter of 2005 to $6.7 million in the third quarter of 2006 due to higher interest rates. Other non-operating expenses were $1.7 million in the third quarter of 2006 as compared to other non-operating (income) of $15.0 million in the third quarter of 2005. Other non-operating (income), net included pre-tax gains on sales of marketable securities of $11.5 million ($7.2 million net of tax) in the third quarter of 2005.

As of September 30, 2006, Mattel held no marketable securities.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales increased 6% in the third quarter of 2006, as compared to the third quarter of 2005. Within this segment, Barbie® gross sales increased 4% and gross sales of Other Girls Brands decreased 3%. Gross sales of Wheels products decreased 10%, driven primarily by declines in Tyco® R/C and Hot Wheels® products. Gross sales of Entertainment products increased double digits, driven by strong sales of CARS and Superman™ in the third quarter of 2006, which more than offset sales declines in Batman™. Mattel Girls & Boys Brands US segment income increased 6% to $105.2 million in the third quarter of 2006, primarily due to increased sales volume and improved gross profit, as a percentage of net sales.

Fisher-Price Brands US gross sales increased 4% in the third quarter of 2006, as compared to the third quarter of 2005, with increased sales of Core Fisher-Price®, primarily BabyGear™ products, and Fisher-Price Friends, including continued growth from Dora the Explorer™ and the launch of T.M.X.™ Elmo. Fisher-Price Brands US segment income increased from $89.3 million in the third quarter of 2005 to $99.1 million in the third quarter of 2006, due primarily to increased sales volume and improved gross profit, as a percentage of net sales.

American Girl Brands gross sales increased 3% in the third quarter of 2006, as compared to the third quarter of 2005, driven by the new American Girl Place® retail store in Los Angeles, California. American Girl Brands segment income increased from $5.9 million in the third quarter of 2005 to $6.8 million in the third quarter of 2006, primarily due to increased sales volume offset by increased other selling and administrative costs associated with the opening of the American Girl Place® retail store in Los Angeles, California.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the third quarter of 2006 versus 2005:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	13	3
Latin America	10	—
Asia Pacific	6	(1)
Other	15	4

Total International	12	3

International gross sales increased by 12% in the third quarter of 2006, as compared to the third quarter of 2005, including a 3 percentage point benefit from changes in currency exchange rates. Gross sales of Barbie® were flat, including a 3 percentage point benefit from changes in currency exchange rates. Gross sales of Other Girls Brands increased double digits, primarily as a result of strong sales of Polly Pocket!™ and Pixel Chix™. Gross sales of Wheels products increased 5%, reflecting growth in Hot Wheels® and Matchbox®. Gross sales of Entertainment products increased double digits, driven by sales of CARS and Superman™, which more than offset sales declines of Batman™. Gross sales of Fisher-Price Brands increased 20%, including a 3 percentage point benefit from changes in currency exchange rates, driven by strong sales in both Core Fisher-Price® and Fisher-Price® Friends. International segment income increased from $133.7 million in the third quarter of 2005 to $176.1 million in the third quarter of 2006, primarily due to increased sales volume and improved gross profit, as a percentage of net sales.

Results of Operations

First Nine Months

Consolidated Results

Net sales for the first nine months of 2006 were $3.54 billion, a 6% increase as compared to $3.34 billion in 2005, with no impact from changes in currency exchange rates. Net income for the first nine months of 2006 was $306.6 million, or $0.79 per diluted share, as compared to $137.9 million, or $0.33 per diluted share, for the first nine months of 2005. Net income for the first nine months of 2006 was positively impacted by $63.0 million of income tax benefits, primarily related to audit settlements with state and foreign tax authorities. Net income for the first nine months of 2005 included income tax expense of $112.9 million related to the repatriation of unremitted foreign earnings under the Jobs Act. Gross profit, as a percentage of net sales, increased from 44.7% in 2005 to 45.2% in 2006. The increase in gross profit was driven by aligning prices with increases in input costs and supply chain savings, partially offset by external cost pressures and higher royalty costs. Other selling and administrative costs in the first nine months of 2006 included pre-tax charges of $19.3 million for prior period unintentional stock option accounting errors (see Item 1 “Financial Statements – Note 16 to Consolidated Financial Statements”) and $15.8 million for severance primarily related to the streamlining of the Mattel Brands organization, and higher incentive compensation costs.

The following table provides a summary of Mattel’s consolidated results for the first nine months of 2006 and 2005 (in millions, except percentage and basis point information):

	For the Nine Months Ended
	September 30, 2006		September 30, 2005		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$3,541.3	100.0%	$3,336.1	100.0%	6%	—

Gross profit	$1,599.4	45.2%	$1,492.1	44.7%	7%	50
Advertising and promotion expenses	395.3	11.2	372.4	11.2	6%	—
Other selling and administrative expenses	863.9	24.4	776.8	23.2	11%	120

Operating income	340.2	9.6	342.9	10.3		(70)
Interest expense	53.8	1.5	54.0	1.6	0%	(10)
Interest (income)	(22.0)	-0.6	(28.7)	-0.9	-24%	30
Other non-operating (income), net	(2.0)		(28.7)

Income before income taxes	$310.4	8.8%	$346.3	10.4%		(160)

Sales

Net sales for the first nine months of 2006 were $3.54 billion, a 6% increase as compared to $3.34 billion in 2005, with no impact from changes in currency exchange rates. Gross sales within the US increased 5% as compared to 2005 and accounted for 54.6% of consolidated gross sales in 2006 as compared to 55.7% in 2005. In the first nine months of 2006, gross sales in international markets increased 9% as compared to the first nine months of 2005, with no impact from changes in currency exchange rates.

Worldwide gross sales of Mattel Girls & Boys Brands increased 5% in the first nine months of 2006 to $2.18 billion, with no impact from changes in currency exchange rates. Domestic gross sales of Mattel Girls & Boys Brands products increased 4% and international gross sales increased 6%, with a 1 percentage point benefit from changes in currency exchange rates. Worldwide gross sales for Barbie® declined 2% from 2005, with no impact from changes in currency exchange rates. Domestic gross sales of Barbie® increased 3%, while international gross sales of Barbie® declined 4%, including a 1 percentage point benefit from currency exchange rates. Worldwide gross sales of Other Girls Brands increased 13%, including a 1 percentage point benefit from currency exchange rates, primarily driven by increased sales of Pixel Chix™, Polly Pocket!™ and Winx Club™. Worldwide gross sales of Wheels products decreased 4%, with no impact from changes in currency exchange rates, driven by sales declines in Tyco® R/C and Hot Wheels® products. Worldwide gross sales of Entertainment products increased 20%, with no impact from changes in currency exchange rates, primarily driven by strong sales of CARS and Superman™, which more than offset sales declines in Batman™.

Worldwide gross sales of Fisher-Price Brands increased 10% in the first nine months of 2006 to $1.46 billion, with no impact from changes in currency exchange rates. Worldwide sales of Core Fisher-Price® increased 9%, with no impact from changes in currency exchange rates, primarily driven by continued growth in the BabyGear™ line and newborn products. Worldwide gross sales of

Fisher-Price® Friends grew 12%, with no impact from changes in currency exchange rates, driven by the continued strength of Nickelodeon® properties, including Dora the Explorer™, Go, Diego, Go!™, and The Backyardigans™, and the launch of T.M.X.™ Elmo. Power Wheels® gross sales also grew worldwide.

Gross sales of American Girl Brands in the first nine months of 2006 were $194.7 million as compared to $195.5 million in the first nine months of 2005. The slight decline was primarily driven by stronger sales of the 2005 Girl of the Year doll, Marisol™, in the first nine months of 2005, and decreased catalog sales, offset by sales from the opening of the third American Girl Place® retail store in Los Angeles, California in April 2006.

Gross Profit

Gross profit, as a percentage of net sales, was 45.2% in the first nine months of 2006, as compared to 44.7% in the first nine months of 2005. The increase in gross profit was driven by aligning prices with increases in input costs and supply chain savings, partially offset by external cost pressures and higher royalty costs.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 11.2% of net sales in the first nine months of 2006 compared to 2005.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $863.9 million, or 24.4% of net sales, in the first nine months of 2006 as compared to $776.8 million, or 23.2% of net sales, in the first nine months of 2005. Other selling and administrative expenses increased in 2006, primarily due to the following:

•	Higher incentive compensation and other employee-related costs;

•	A pre-tax charge of $19.3 million for prior period unintentional stock option accounting errors (see Item 1 “Financial Statements – Note 16 to Consolidated Financial Statements”);

•	$15.8 million of severance charges, primarily related to the streamlining of the Mattel Brands organization, offset by cost savings; and

•	Costs associated with the American Girl Place® retail store in Los Angeles, California that opened in April 2006.

Non-Operating Items

Interest expense decreased from $54.0 million in the first nine months of 2005 to $53.8 million in the first nine months of 2006, due to lower average borrowings, offset by average long-term debt outstanding representing a greater proportion of total outstanding debt and higher average interest rates. Interest (income) decreased from $28.7 million in the first nine months of 2005 to $22.0 million in the first nine months of 2006, due to lower average cash balances, partially offset by higher interest rates. Other non-operating (income), net was $2.0 million in the first nine months of 2006 as compared to $28.7 million in the first nine months of 2005, which was mainly comprised of gains from the sale of marketable securities in 2005.

As of September 30, 2006, Mattel held no marketable securities.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales increased 4% in the first nine months of 2006, as compared to the first nine months of 2005. Within this segment, Barbie® gross sales increased 3% and sales of Other Girls Brands decreased 5%. Gross sales of Wheels products decreased double digits. Sales of Entertainment products increased double digits, driven by sales of CARS and Superman™, which more than offset sales declines in Batman™. Mattel Girls & Boys Brands US segment income increased 7% to $153.0 million in the first nine months of 2006, primarily due to increased sales volume and improved gross profit, as a percentage of net sales.

Fisher-Price Brands US gross sales increased 6% in the first nine months of 2006, as compared to the first nine months of 2005, with strong sales growth of Core Fisher-Price®, Fisher-Price® Friends and Power Wheels® products. Fisher-Price Brands US segment income increased from $95.8 million in the first nine months of 2005 to $118.0 million in the first nine months of 2006, primarily driven by increased sales volume and improved gross profit, as a percentage of net sales.

American Girl Brands gross sales were flat in the first nine months of 2006, as compared to the first nine months of 2005, primarily driven by stronger sales of the 2005 Girl of the Year doll, Marisol™ in the first nine months of 2005, offset by the April 2006 opening of the American Girl Place® retail store in Los Angeles, California. American Girl Brands segment income decreased from $17.7 million in the first nine months of 2005 to $7.4 million in the first nine months of 2006, primarily due to increased other selling and administrative costs associated with the opening of the American Girl Place® retail store in Los Angeles, California.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first nine months of 2006 versus 2005:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Europe	5	—
Latin America	14	2
Asia Pacific	8	(2)
Other	20	6

Total International	9	—

International gross sales increased 9% in the first nine months of 2006, as compared to the first nine months of 2005, with no impact from changes in currency exchange rates. Gross sales of Barbie® decreased 4%, including a 1 percentage point benefit from changes in currency exchange rates. Gross sales of Other Girls Brands increased double digits, primarily as a result of higher sales of Pixel Chix™, Polly Pocket!™ and Winx Club™. Gross sales of Wheels products increased 5%, including a 1 percentage point benefit from changes in currency exchange rates, reflecting growth in Hot Wheels® and Matchbox®, partially offset by a decline in sales of Tyco® R/C products. Gross sales of Entertainment products increased double digits, driven by strong sales of CARS and Superman™ properties, which more than offset sales declines in Batman™. Fisher-Price Brands gross sales increased 18%, including a 1 percentage point benefit from changes in currency exchange rates, driven by strong sales in Core Fisher-Price®, Fisher-Price® Friends and Power Wheels®. International segment income increased from $156.8 million in the first nine months of 2005 to $216.3 million in the first nine months of 2006 primarily due to increased sales volume and improved gross profit, as a percentage of net sales.

Income Taxes

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. During the three months ended March 31, 2006, Mattel settled ongoing audits by foreign tax authorities and as a result of the settlements, Mattel recognized income tax benefits of $56.8 million during the first quarter of 2006. During the three months ended June 30, 2006, Mattel recognized income tax benefits of $6.2 million primarily due to a settlement with a state tax authority for tax years 1997 and 1998.

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

During the three months ended September 30, 2006, income tax benefits of $6.0 million were recorded relating to a pre-tax charge of $19.3 million for prior period unintentional stock option accounting errors. See Item 1 “Financial Statements – Note 16 to Consolidated Financial Statements.”

The consolidated statements of operations for the nine months ended September 30, 2005 included a provision for income taxes of $112.9 million for the total amount of earnings repatriated under the American Jobs Creation Act (the “Jobs Act”), which was signed into law on October 22, 2004. Among its various provisions, the Jobs Act created a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of 2005, management changed its estimate of the tax liability associated with the repatriated earnings to $107.0 million and recorded the $5.9 million adjustment to the provision for income taxes in that period.

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

On October 3, 2006, Mattel completed its acquisition of Radica Games Limited (“Radica”) for approximately $230 million in cash.

Operating Activities

Cash flows used for operating activities were $367.7 million in the first nine months of 2006, as compared to $629.0 million in the first nine months of 2005. The decrease in cash flows used for operating activities was primarily due to higher net income and a decrease in the use of cash for working capital requirements in 2006, primarily as a result of lower net tax payments in 2006 and changes in the amount and timing of other accrued liabilities and payable payments.

Investing Activities

Cash flows used for investing activities in the first nine months of 2006 increased $62.4 million to $100.5 million, as compared to $38.2 million in the first nine months of 2005, mainly due to proceeds received from the sale of investments in 2005, an increase in other property, plant and equipment purchases in 2006, primarily related to the construction of the new American Girl Place® in Los Angeles, California and investment in Mattel’s long-term information technology strategy.

Financing Activities

Cash flows from financing activities in the first nine months of 2006 were $16.8 million, as compared to cash flow used for financing activities of $311.3 million in the first nine months of 2005. The increase in cash flows from financing activities was primarily due to the issuance of $300.0 million of senior notes in June 2006 and lower share repurchases.

Seasonal Financing

Mattel maintains and periodically amends or replaces a domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The current agreement was amended and restated in March 2005 and expires on March 23, 2010. The terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the third quarter of 2006. As of September 30, 2006, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.32 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 11.34 to 1 (compared to a minimum allowed of 3.50 to 1).

On December 9, 2005, Mattel, Mattel Asia Pacific Sourcing Limited (“MAPS”), a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed a credit agreement (the “MAPS facility”) which provides for (i) a term loan facility consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid by MAPS on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008, and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest is charged at varying rates selected by Mattel based on Eurodollar rates or bank reference rates. In connection with the MAPS facility, Mattel executed a Continuing Guaranty Agreement pursuant to which Mattel unconditionally guaranteed the obligations of MAPS arising pursuant to the MAPS facility. The MAPS facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios at the end of each fiscal quarter and fiscal year, using the formulae specified and ratios allowed in the MAPS facility to calculate the ratios. The formulae specified in the MAPS facility are the same as those required by the domestic unsecured committed revolving credit facility. Mattel was in compliance with such covenants at September 30, 2006.

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

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive income. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR rate used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

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

Mattel International Holdings B.V., a company incorporated in the Netherlands, Mattel France S.A.S., a company incorporated in France, and Mattel GmbH, a company incorporated in Germany, each of which is a subsidiary of Mattel, and Societe Generale Bank Nederland N.V. are parties to a Master Agreement for the Transfer of Receivables establishing a Euro 150 million European trade receivables facility, pursuant to which Mattel France S.A.S. and Mattel GmbH may sell trade receivables to Societe Generale Bank Nederland N.V. As with the domestic receivables facility, each sale of accounts receivable is recorded in Mattel’s consolidated balance sheet at the time of such sale. No Mattel subsidiary is used as a special purpose entity in connection with these transactions. Under the European trade receivables facility, the outstanding amount of receivables sold may not exceed Euro 60 million from February 1 through July 31 of each year and may not exceed Euro 150 million at all other times. Pursuant to a letter agreement between Societe Generale Bank Nederland N.V. and Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH effective June 23, 2006, the commitment termination date for the European trade receivables facility was extended to November 30, 2006. Mattel currently expects to extend this facility or replace it with a similar facility.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

(In millions)	September 30, 2006	September 30, 2005	December 31, 2005
Receivables sold pursuant to:
Domestic receivables facility	$131.0	$182.5	$251.4
European receivables facility	128.7	115.4	95.9
Other factoring arrangements	—	38.3	95.8

	$259.7	$336.2	$443.1

Financial Position

Mattel’s cash and equivalents at September 30, 2006 decreased $445.3 million to $552.4 million, as compared to year-end 2005, primarily due to seasonal increases in accounts receivable and inventory, repayment of $100.0 million on the MAPS revolving loan facility and share repurchases of $205.9 million in 2006, partially offset by proceeds from the issuance of $300.0 million of Senior Notes in June 2006. Accounts receivable, net increased $627.3 million to $1.39 billion at September 30, 2006, as compared to year-end 2005 due to the seasonality of sales and collections.

The current portion of long-term debt increased $11.6 million to $100.0 million at September 30, 2006, as compared to $88.4 million at September 30, 2005, primarily due to the repayment of the $38.6 million mortgage note in the fourth quarter of 2005 and repayment of $50.0 million of medium-term notes ($30.0 million in May 2006 and $20.0 million in September 2006), partially offset by the reclassification from long-term debt to current portion of long-term debt of $50.0 million related to the MAPS term loan maturing in December 2006, $30.0 million of medium-term notes maturing in May 2007 and $20.0 million of medium-term notes maturing in July 2007. Accounts payable and accrued liabilities increased $143.7 million since year-end 2005 to $1.21 billion at September 30, 2006, mainly due to the timing of payment of various accrued liability balances, including incentive compensation, royalties, freight and advertising obligations, partially offset by a decrease in accounts receivable collections due to bank related to the European receivables facility.

A summary of Mattel’s capitalization is as follows:

(In millions, except percentage information)	September 30, 2006		September 30, 2005		December 31, 2005
Medium-term notes	$300.0	9%	$350.0	12%	$350.0	12%
Senior Notes	300.0	9	—	—	—	—
Term loan facility	175.0	5	—	—	175.0	6

Total long-term debt	775.0	23	350.0	12	525.0	18
Other noncurrent liabilities	297.4	9	259.4	9	282.4	10
Stockholders’ equity	2,299.8	68	2,282.8	79	2,101.7	72

	$3,372.2	100%	$2,892.2	100%	$2,909.1	100%

Total long-term debt increased $425.0 million at September 30, 2006, as compared to September 30, 2005 due to borrowings under the MAPS term loan facility (of which $175.0 million is classified as long-term at September 30, 2006) and $300 million of Senior Notes borrowings (all of which is classified as long-term at September 30, 2006), partially offset by the reclassification of $50.0 million of medium-term notes maturing in the next twelve months to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments. Stockholders’ equity of $2.3 billion increased $16.9 million since September 30, 2005, primarily as a result of net income from operations, offset by share repurchases during 2005 and 2006 and payment of the annual dividend in the fourth quarter of 2005.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 18.8% at September 30, 2005 to 28.8% at September 30, 2006. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

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

Share-Based Payments

Prior to January 1, 2006, Mattel’s accounting for its employee stock compensation plans was based on the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, compensation expense is only recognized in the statements of operations for employee stock options with exercise prices below the measurement date market price of the company’s stock (see Item 1 “Financial Statements – Note 16 to Consolidated Financial Statements”). The amount of additional compensation expense that would have resulted if Mattel had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, was included as a proforma disclosure in the financial statement footnotes.

Effective January 1, 2006, Mattel adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Accordingly, results for prior periods have not been restated and compensation cost in 2006 includes the portion of share-based payment awards attributable to employee service during the period for (i) grants made prior to January 1, 2006, but not previously included in the proforma expense disclosures in Mattel’s financial statements, based on the measurement date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) grants made subsequent to January 1, 2006 based on the measurement date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. The fair value of options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting.

The following weighted average assumptions were used in determining fair value for options granted:

	During the Three Months Ended		During the Nine Months Ended
(In thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected life (in years)	5.10	4.87	5.09	4.93
Risk-free interest rate	4.90%	4.12%	4.87%	4.11%
Volatility factor	28.02%	27.30%	27.99%	27.59%
Dividend yield	2.79%	2.41%	2.77%	2.38%
Weighted average fair value per granted option	$4.51	$4.48	$4.51	$4.57

The following table summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	1 year	7.1
Risk-free interest rate	1%	7.1
Volatility factor	1%	2.9
Dividend yield	1%	(11.5)

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	(1) year	(8.4)
Risk-free interest rate	(1)%	(6.9)
Volatility factor	(1)%	(2.7)
Dividend yield	(1)%	12.6

On December 28, 2005, the Compensation Committee of the Board of Directors of Mattel approved the acceleration of vesting of options for approximately 12.4 million shares with an exercise price of $16.09 or greater granted to employees other than Mattel’s Chairman and Chief Executive Officer. Vesting was not accelerated for stock options held by any member of the Board of Directors. The primary purpose of the accelerated vesting was to avoid recognizing future compensation expense associated with the accelerated stock options under SFAS No. 123(R). Additionally, for financial reporting purposes, there may be other potential tax benefits derived from accelerating the vesting of stock options. Due to the acceleration of vesting in 2005, future share-based payment grants are expected to impact Mattel’s consolidated statements of operations more significantly than in the current period. For those future grants, different valuation assumptions, or actual forfeitures differing significantly from estimated forfeitures, could have a material effect on Mattel’s future financial statements. Additionally, Mattel is evaluating the types of share-based payment awards it grants to employees and different types of share-based payment awards may be granted in the future.

In addition to the $19.3 million pre-tax charge for prior period unintentional stock option accounting errors (see Item 1 “Financial Statements – Note 16 to Consolidated Financial Statements”). Mattel recognized compensation expense of $1.6 million and $2.7 million, respectively, for stock options during the three and nine months ended September 30, 2006 as a component of other selling and administrative expenses. Prior to January 1, 2006, no compensation expense was recognized in the consolidated statements of operations for stock options. Compensation expense recognized related to grants of restricted stock and RSUs to certain employees and non-employee Board members was $2.7 million and $2.9 million, respectively, for the three and nine months ended September 30, 2006. As of September 30, 2006, total unrecognized compensation cost related to unvested share-based payments totaled $31.8 million and is expected to be recognized over a weighted-average period of 2.4 years.

New Accounting Pronouncements

FASB Interpretation No. 48

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

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

Mattel is required to adopt SAB No. 108 in the fourth quarter of 2006. SAB No. 108 permits companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied, or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings.

Mattel does not expect the adoption of SAB No. 108 to have a material impact on its results of operations and financial position.

Statement of Financial Accounting Standards No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Mattel does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations and financial position.

Statement of Financial Accounting Standards No. 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an entity to (i) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (ii) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (iii) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.

SFAS No. 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements is effective for Mattel in the fourth quarter of 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and is consistent with Mattel’s current accounting treatment. Mattel is currently evaluating the effect that the adoption of SFAS No. 158 will have on its financial position, but it will have no impact on its results of operations in 2006 and 2007.

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

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Worldwide Revenues
Mattel Girls & Boys Brands	$1,082,062	$1,005,007	$2,184,896	$2,083,192
Fisher-Price Brands	790,524	727,409	1,463,479	1,329,063
American Girl Brands	71,226	69,051	194,733	195,484
Other	5,905	3,554	13,381	12,200

Gross sales	1,949,717	1,805,021	3,856,489	3,619,939
Sales adjustments	(159,405)	(138,876)	(315,175)	(283,851)

Net sales	$1,790,312	$1,666,145	$3,541,314	$3,336,088

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Intercompany inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah were the primary transactions that caused currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income), net based on the nature of the underlying transaction. Transaction gains or losses on intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

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

Interest Rate Risk

In December 2005, Mattel, MAPS, Bank of America, N.A., and other financial institutions executed the MAPS facility which provides for (i) a term loan facility consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid by MAPS on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008, and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest is charged at varying rates selected by Mattel based on Eurodollar rates or bank reference rates.

In June 2006, Mattel issued $100.0 million of unsecured Floating Rate Senior Notes due June 15, 2009. Interest on the Floating Rate Senior Notes is based on the three-month US Dollar LIBOR plus 40 basis points with interest payable quarterly beginning September 15, 2006.

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive income. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR rate used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended September 30, 2006.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation Related to Carter Bryant and MGA Entertainment, Inc.

In April 2004, Mattel filed a lawsuit in Los Angeles County Superior Court against Carter Bryant (“Bryant”), a former Mattel design employee. The suit alleges that Bryant aided and assisted a Mattel competitor, MGA Entertainment, Inc. (“MGA”), during the time he was employed by Mattel, in violation of his contractual and other duties to Mattel. In September 2004, Bryant asserted counterclaims against Mattel, including counterclaims in which Bryant sought, as a putative class action representative, to invalidate Mattel’s Confidential Information and Proprietary Inventions Agreements with its employees. In December 2004, MGA intervened as a party-defendant in Mattel’s action against Bryant, asserting that its rights to the “Bratz” property are at stake in the litigation. Mattel’s suit was removed to the United States District Court for the Central District of California.

Separately, in November 2004, Bryant filed an action against Mattel in the United States District Court for the Central District of California. The action sought a judicial declaration that Bryant’s purported conveyance of rights in “Bratz” was proper and that he did not misappropriate Mattel property in creating “Bratz.”

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

In June 2006, the three cases were consolidated in the United States District Court for the Central District of California. On July 17, 2006, the Court issued an order dismissing all claims that Bryant had asserted against Mattel, including Bryant’s purported counterclaims to invalidate Mattel’s Confidential Information and Proprietary Inventions Agreements with its employees, and Bryant’s claims for declaratory relief. Mattel believes the claims against it are without merit and intends to vigorously defend against them.

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

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products – children – are continuously changing. The toy industry experiences significant, sudden shifts in demand caused by “hit” toys and trends, which are often unpredictable. Mattel competes with many other toy companies, both large and small, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product line share, and increase its product line share or establish product line share in new product categories, will depend on Mattel’s ability to satisfy consumer preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. In recent years, there have been trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages and an increasing use of more sophisticated technology in toys. As a result, Mattel must also compete with many other companies, including the makers of video games and consumer electronic products, to meet the entertainment demands of older children. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease and Mattel’s revenues, profitability and results of operations may be adversely affected.

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

The value of Mattel’s business depends to a large degree on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents and trade secrets in the US and around the world, as well as its customer, employee and consumer data. Any failure by Mattel to protect its proprietary intellectual property and information, including any successful challenge to Mattel’s ownership of its intellectual property or material infringements of its intellectual property, could have a material adverse effect on Mattel’s business, financial condition and results of operations.

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

Mattel has announced initiatives to improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands and enter new categories, develop people, improve productivity, simplify processes, maintain customer service levels, as well as new initiatives designed to drive sales growth, manage costs and improve its supply chain. These initiatives involve investment of capital and complex decision making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to successfully implement any of these initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Mattel depends on key personnel and may not be able to hire, retain and integrate sufficient qualified personnel to maintain and expand its business.

Mattel’s future success depends partly on the continued contribution of key executives, designers, technical, sales, marketing, manufacturing and administrative personnel. The loss of services of any of Mattel’s key personnel could harm Mattel’s business. Recruiting and retaining skilled personnel is costly and highly competitive. If Mattel fails to retain, hire, train and integrate qualified employees and contractors, Mattel will not be able to maintain and expand Mattel’s business.

Mattel is subject to various laws and government regulations, violation of which could subject it to sanctions. In addition, changes in such laws or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact Mattel’s financial condition and results of operations.

Mattel operates in a highly regulated environment in the US and international markets. US federal, state and local governmental entities and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products. These regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety and other administrative and regulatory restrictions. While Mattel takes all the steps it believes are necessary to comply with these laws and regulations, there can be no assurance that Mattel will be in compliance in the future. Failure to comply could result in monetary liabilities and other sanctions which could have a negative impact on Mattel’s business, financial condition and results of operations. In addition, changes in laws or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact its financial condition and results of operations.

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

Mattel may engage in acquisitions, mergers or dispositions, which may affect the profit, revenues, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. There can be no assurance that Mattel will be able to identify suitable acquisition targets or merger partners or that, if identified, it will be able to acquire these targets on acceptable terms or agree to terms with merger partners. There can also be no assurance that Mattel will be successful in integrating any acquired company into its overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact Mattel’s results of operations. Further, Mattel cannot be certain that key talented individuals at these acquired companies will continue to work for Mattel after the acquisition or that they will continue to develop popular and profitable products or services. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.

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

Recent Sales of Unregistered Securities

During the third quarter of 2006, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the third quarter of 2006:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31
Repurchase program (1)	2,414,800	$16.33	2,414,800	$57,283,656
Employee transactions (2)	—	—	N/A	N/A
August 1 – 31
Repurchase program (1)	—	—	—	57,283,656
Employee transactions (2)	—	—	N/A	N/A
September 1 – 30
Repurchase program (1)	—	—	—	57,283,656
Employee transactions (2)	—	—	N/A	N/A

Total
Repurchase program (1)	2,414,800	$16.33	2,414,800	$57,283,656
Employee transactions (2)	—	$—	N/A	N/A

(1)	In January 2006, the Board of Directors authorized Mattel to increase its share repurchase program by $250.0 million. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

(2)	During the third quarter of 2006, there were no sales of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
11.0*	Computation of Income per Common and Common Equivalent Share

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated November 2, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated November 2, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated November 2, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

*	Filed herewith.

**	Furnished herewith.

[1]	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

Date: As of November 2, 2006	By:
H. Scott Topham
Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)