Form 10-K
period 2006-12-31
MATTEL INC /DE/
filed 2007-02-26
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant calculated using the market price as of the close of business June 30, 2006 was $6,276,702,226.

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 23, 2007:

393,171,940 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Mattel, Inc. 2007 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Parts II and III).

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

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™, Pixel Chix™,Winx Club™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Batman™, CARS™, Superman™, Radica:® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Dora the Explorer™, Go-Diego-Go!™, Winnie the Pooh, InteracTV™ and See ‘N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

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

On October 10, 2005, Mattel announced the consolidation of its domestic Mattel Girls & Boys Brands and Fisher-Price Brands divisions into one division. The creation of the “Mattel Brands” division, which resulted in the consolidation of some management and support functions, preserves the natural marketing and design groups that are empowered to create and market toys based on gender and age groups and is expected to more effectively and efficiently leverage Mattel’s scale. These changes are consistent with Mattel’s ongoing goals to enhance innovation and improve execution. In connection with this consolidation, Mattel executed an initiative in 2006 to streamline its workforce, primarily in El Segundo, California. The consolidation of these divisions did not change Mattel’s operating segments.

Management believes that the business environment for Mattel for 2007 will be similar to that of 2006. Mattel expects to continue facing challenges both domestically and internationally as retailers continue to tightly manage inventory. Additionally, Mattel has experienced continued cost pressures in the areas of product costs, including oil-based resin and zinc, and employee-related costs. Management believes that Mattel will continue to encounter a challenging retail environment, along with cost pressures and the possibility of sales declines in the Barbie® brand.

For additional information on Mattel’s operating segment reporting, including revenues, segment income and assets, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Results of Operations—Operating Segment Results” and Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements.” For additional information regarding geographic areas, see Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements.” For a discussion of the risks inherent in the foreign operations of Mattel, which affect each segment, see Item 1A “Risk Factors—Factors That May Affect Future Results.”

Domestic Segment

The Domestic segment develops toys that it markets and sells through the Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands segments.

In the Mattel Girls & Boys Brands US segment, Barbie® includes brands such as Barbie® fashion dolls and accessories, My Scene™, and Barbie® Collector. Polly Pocket!™, Pixel Chix™, Winx Club™, and Disney Classics are included within Other Girls Brands. Wheels is comprised of Hot Wheels®, Matchbox®, and Tyco® R/C vehicles and playsets. Entertainment includes Batman™, CARS™, Justice League™, MegaMan™, Superman™, Yu-Gi-Oh!™, and Radica:® products, as well as games and puzzles.

In 2007, Mattel expects to introduce new products, including continuing to leverage content within its core brands. In the Mattel Girls Brands category, new product introductions include full-length animated launches of Barbie® in Fairytopia™ III: Magic of the Rainbow™ in spring 2007, and Barbie® as The Island Princess™ in fall 2007. Polly Pocket!™ will be expanding into new categories in 2007, with the introduction of Polly® Fliers and the Polly® Jet. In the Wheels category, Hot Wheels® will launch an all-new track set strategy, including new Flip N Go™ “No Assembly” sets. In the Entertainment category, Mattel will expand on the success of CARS™ and Scene It?™ brands, and introduce new products including toys and games from Disney’s Ratatouille movie in summer 2007. Mattel’s Radica:® products will expand on the success of 20Q™ and Girl Tech® brands with new releases, and add U.B. FUNKEYS™, an all new platform in 2007.

The Fisher-Price Brands US segment includes Fisher-Price®, Little People®, Rescue Heroes®, BabyGear™, View-Master®, Sesame Street®, Dora the Explorer™, Go-Diego-Go!™, Winnie the Pooh, InteracTV™, See ‘N Say®, and Power Wheels®. New product introductions for 2007 are expected to include the Smart Cycle™, Digital Arts & Crafts Studio, Laugh & Learn™ Kitchen, Rainforest™ Bouncer, T.M.X.™ Friend Ernie, T.M.X.™ Friend Cookie Monster, Dora’s Let’s Get Ready Vanity™, I Can Play™ Guitar, and Diego’s Mobile Rescue Unit.

The American Girl Brands segment is a direct marketer, children’s publisher and retailer best known for its flagship line of historical dolls, books and accessories, as well as the Just Like You™ and Bitty Baby® brands. American Girl Brands also publishes best-selling Advice & Activity books and the award-winning American Girl® magazine. In January 2007, American Girl introduced Nicki™, the newest Girl of the Year doll. In addition, American Girl is launching American Girl Boutique and Bistro™, a new experiential retail concept, in Dallas, Texas and Atlanta, Georgia in mid-to-late 2007, and a new historical doll in September 2007. American Girl Brands products are sold only in the US and Canada.

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

Mattel’s International segment revenue represented 44% of worldwide consolidated gross sales in 2006. Within the International segment, Mattel operates in four regions that generated the following gross sales during 2006 (in millions):

	Amount	Percentage of International Gross Sales
Europe	$1,544.5	56%
Latin America	739.9	27
Asia Pacific	239.6	9
Other	215.0	8

	$2,739.0	100%

No individual country within the International segment exceeded 6% of worldwide consolidated gross sales during 2006.

The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of Mattel’s international operations. Mattel enters into foreign currency forward exchange and option contracts, primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies, to limit the effect of exchange rate fluctuations on its results of operations and cash flows. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8 “Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements.” For financial information by geographic area, see Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements.”

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

Mattel’s principal manufacturing facilities are located in China, Indonesia, Thailand, Malaysia and Mexico. Mattel also utilizes third-party manufacturers to manufacture its products in the US, Mexico, Brazil, Asia, India, New Zealand, and Australia. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies and other risks, Mattel produces many of its key products in more than one facility. Mattel believes that the existing production capacity at its own and its third-party manufacturers’ manufacturing facilities is sufficient to handle expected volume in the foreseeable future. See Item 1A “Risk Factors—Factors That May Affect Future Results.”

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

The majority of Mattel’s raw materials is available from numerous suppliers but may be subject to fluctuations in price.

Competition and Industry Background

Competition in the manufacture, marketing, and sale of toys is based primarily on quality, play value and price. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, hand-held and other games, puzzles, educational toys, media-driven products and fashion-related toys. The Mattel Girls & Boys Brands US and Fisher-Price Brands US segments compete with several large toy companies, including Bandai, Hasbro, Inc., Jakks Pacific, Leap Frog, Lego, MGA Entertainment, and VTech, many smaller toy companies and several manufacturers of video games and consumer electronics. American Girl Brands competes with companies that manufacture girls’ toys and with children’s book publishers and retailers. Mattel’s International segment competes with global toy companies including Bandai, Hasbro, Lego, Tomy, and MGA Entertainment, and other national and regional toy companies and manufacturers of video games and consumer electronics. Foreign regions may include competitors who are strong in a particular toy line or geographical area, but do not compete with Mattel and other international toy companies worldwide.

Competition among the above companies is intensifying due to recent trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages and an increasing use of high technology in toys. In addition, a small number of retailers account for an increasingly large number of toy sales, control the shelf space from which toys are viewed, and have direct contact with parents and children through in-store purchases, coupons, and print advertisements. Such retailers can and do promote their own private-label toys, facilitate the sale of competitors’ toys, and allocate shelf space to one type of toys over another.

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

Product Design and Development

Through its product design and development group, Mattel regularly refreshes, redesigns and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue this activity effectively. See Item 1A “Risk Factors—Factors That May Affect Future Results.” Product design and development activities are principally conducted by a group of professional designers and engineers employed by Mattel. During 2006, 2005 and 2004, Mattel spent $173.5 million, $182.0 million and $171.3 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements.”

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

During 2006, 2005 and 2004, Mattel incurred $651.0 million (11.5% of net sales), $629.1 million (12.1% of net sales) and $643.0 million (12.6% of net sales), respectively, on advertising and promotion.

Sales

Mattel’s products are sold throughout the world. Products within the Domestic segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers by Mattel Girls & Boys Brands US and Fisher-Price Brands US. Mattel also operates several small retail outlets, generally near or at its corporate headquarters and distribution centers as a service to its employees and as an outlet for its products. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers. Mattel has three retail stores, American Girl Place® in Chicago, Illinois, New York, New York, and Los Angeles, California, each of which features children’s products from the American Girl Brands segment. In April 2006, the third American Girl Place® retail store opened in Los Angeles, California. American Girl Brands also has a retail outlet in Oshkosh, Wisconsin that serves as an outlet for excess product. Products within the International segment are sold directly to retailers and wholesalers in Canada and most European, Asian and Latin American countries, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America and Europe as an outlet for its products. Additionally, Mattel sells certain of its products online through its website.

During 2006, Mattel’s three largest customers (Wal-Mart at $1.1 billion, Toys “R” Us at $0.8 billion and Target at $0.5 billion) accounted for approximately 43% of worldwide consolidated net sales in the aggregate. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US. The customers and the degree of concentration vary depending upon the region or nation. See Item 1A “Risk Factors—Factors That May Affect Future Results” and Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements.”

Licenses and Distribution Agreements

Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.

Mattel has entered into agreements to license entertainment properties from, among others, Disney Enterprises, Inc. (including Disney characters such as Winnie the Pooh and Disney Princesses, CARS™ from Pixar, and all Disney films and television properties for use in Mattel’s DVD board games, such as Scene It?™, sold in North America), Viacom International, Inc. relating to its Nickelodeon properties (including Dora the Explorer™, Go-Diego-Go!™, and SpongeBob SquarePants™), Origin Products Limited relating to Polly Pocket!™, Warner Bros. Consumer Products (including Batman™, Superman™, and Justice League™), Sesame Workshop (relating to its Sesame Street® properties including Elmo).

Royalty expense during 2006, 2005 and 2004 was $261.2 million, $225.6 million and $204.5 million, respectively. See “Product Design and Development” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.”

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

As of December 31, 2006, Mattel had outstanding commitments for purchases of inventory, other assets and services totaling $372.9 million in fiscal year 2007. Licensing and similar agreements with terms extending through 2011 contain provisions for future guaranteed minimum payments aggregating approximately $135.0 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements.”

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

Seasonal Financing

Mattel maintains and periodically amends or replaces a $1.3 billion domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated in March 2005 and the expiration date of the facility was extended to March 23, 2010. The other terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2006. As of December 31, 2006, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.29 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 11.72 to 1 (compared to a minimum allowed of 3.50 to 1).

On December 9, 2005, Mattel, Mattel Asia Pacific Sourcing Limited (“MAPS”), a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed a credit agreement (“the MAPS facility”) which provides for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008, and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest is charged at various rates selected by Mattel based on Eurodollar rates or bank reference rates. On December 15, 2006, in addition to the required payment of $50.0 million, MAPS prepaid an incremental $125.0 million of the MAPS term loan facility. The remaining $50.0 million principal amount, consisting of $14.3 million due on December 15, 2007 and $35.7 million due on December 9, 2008, was prepaid on January 16, 2007. As of December 31, 2006, there was no balance outstanding on the MAPS revolving loan facility. In connection with the MAPS facility, Mattel executed a

Continuing Guaranty Agreement pursuant to which Mattel unconditionally guaranteed the obligations of MAPS arising pursuant to the MAPS facility. The MAPS facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios at the end of each fiscal quarter and fiscal year, using the formulae specified and ratios allowed in the MAPS facility to calculate the ratios. The formulae specified in the MAPS facility are the same as those required by the domestic unsecured committed revolving credit facility. Mattel was in compliance with such covenants at December 31, 2006.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2006, foreign credit lines totaled approximately $200 million, a portion of which are used to support letters of credit. Mattel expects to extend the majority of these credit lines throughout 2007.

In June 2006, Mattel issued $100.0 million of unsecured floating rate senior notes (“Floating Rate Senior Notes”) due June 15, 2009 and $200.0 million of unsecured 6.125% senior notes (“6.125% Senior Notes”) due June 15, 2011 (collectively “Senior Notes”). Interest on the Floating Rate Senior Notes is based on the three-month US Dollar London Interbank Offered Rate (“LIBOR”) plus 40 basis points with interest payable quarterly beginning September 15, 2006. Interest on the 6.125% Senior Notes is payable semi-annually beginning December 15, 2006. The 6.125% Senior Notes may be redeemed at any time at the option of Mattel at a redemption price equal to the greater of (i) the principal amount of the notes being redeemed plus accrued interest to the redemption date, or (ii) a “make whole” amount based on the yield of a comparable US Treasury security plus 20 basis points.

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive loss. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR rate used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

In October 2005, a major credit rating agency maintained its long-term rating for Mattel at BBB, but changed its long-term outlook to negative and reduced its short-term rating to A-3. In March 2006, this same credit rating agency reduced Mattel’s long-term credit rating to BBB- and changed the outlook from negative to stable. Also in October 2005, another major credit rating agency maintained its long-term rating for Mattel at Baa2, but changed its long-term outlook to negative. In May 2006, another major credit rating agency reduced Mattel’s long-term credit rating to BBB. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

Mattel believes its cash on hand at the beginning of 2007, amounts available under its domestic unsecured committed revolving credit facility, the MAPS facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2007. As of December 31, 2006, Mattel had available incremental borrowing resources totaling approximately $1.3 billion under its domestic unsecured committed revolving credit facility, the MAPS facility and foreign credit lines.

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

Sales of receivables pursuant to the domestic receivables sale facility occur periodically, generally quarterly. The receivables are sold by Mattel Sales Corp. and Fisher-Price, Inc. to Mattel Factoring for a purchase price equal to the nominal amount of the receivables sold. Mattel Factoring then sells such receivables to the bank group at a slight discount, and Mattel acts as a servicer for such receivables. Mattel has designated Mattel Sales Corp. and Fisher-Price, Inc. as sub-servicers, as permitted by the facility. Mattel’s appointment as a servicer is subject to termination events that are customary for such transactions. The domestic receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. Mattel retains a servicing interest in the receivables sold under this facility.

Until the Master Agreement was terminated on February 9, 2007, Mattel International Holdings B.V., a company incorporated in the Netherlands (the “Depositor”), Mattel France, a company incorporated in France (“Mattel France”), and Mattel GmbH, a company incorporated in Germany (“Mattel Germany”), each of which is a subsidiary of Mattel, and Societe Generale Bank Nederland N.V. (“SGBN”), were parties to a Master Agreement for the Transfer of Receivables that established a Euro 150 million European trade receivables facility (the “European trade receivables facility”), pursuant to which Mattel France and Mattel Germany sold trade receivables to SGBN. The European trade receivables facility was subject to conditions to funding, representations and warranties, undertakings and early termination events that were customary for transactions of this nature.

Sales of receivables pursuant to the European trade receivables facility occurred monthly, with the last such sale occurring on January 10, 2007. The receivables were sold by Mattel France and Mattel Germany directly to SGBN for a purchase price equal to the nominal amount of the receivables sold. As a result, no Mattel subsidiary was used as a special purpose entity in connection with these transactions. A portion of the purchase price was funded by SGBN and a portion by a deposit provided by the Depositor. The amount of the deposit was reset on each date on which new receivables were sold. During the 12-month period ending December 31, 2006, the deposit was, on average, equal to about 51% of the aggregate notional amount of sold receivables outstanding during such period.

As with the domestic receivables facility, each sale of accounts receivable was recorded in Mattel’s consolidated balance sheet at the time of such sale. Under the European trade receivables facility, the outstanding amount of receivables sold could not exceed Euro 60 million from February 1 through July 31 of each year and could not exceed Euro 150 million at all other times.

Each of Mattel France and Mattel Germany was appointed to service the receivables sold by it to SGBN. No servicing fees were paid by SGBN for such services. The appointment of each of Mattel France and Mattel Germany to act as servicer was subject to termination events that were customary for transactions of this nature.

Mattel France and Mattel Germany were obligated to pay certain fees to the Depositor in consideration of the Depositor providing the deposit to SGBN. During the 12-month period ending December 31, 2006, fees paid by Mattel France and Mattel Germany to the Depositor were, on average, approximately 0.11% of the aggregate notional amount of sold receivables outstanding during such period.

In November 2006, the commitment termination date for the European trade receivables facility was extended until February 28, 2007. However, effective on February 9, 2007, the Depositor, Mattel France and Mattel Germany terminated the European trade receivable facility with SGBN. The Company determined the facility was no longer necessary based on projected international cash flows and seasonal financing needs.

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

Employees

The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 2006, Mattel’s total number of employees was approximately 32,000.

Executive Officers of the Registrant

The current executive officers of Mattel, all of whom are appointed annually by and serve at the pleasure of the Board of Directors, are as follows:

Name	Age	Position	Executive Officer Since
Robert A. Eckert	52	Chairman of the Board and Chief Executive Officer	2000
Ellen L. Brothers	51	Executive Vice President of Mattel and President, American Girl	2003
Thomas A. Debrowski	56	Executive Vice President, Worldwide Operations	2000
Kevin M. Farr	49	Chief Financial Officer	1996
Neil B. Friedman	59	President, Mattel Brands	1999
Alan Kaye	53	Senior Vice President, Human Resources	2000
Robert Normile	47	Senior Vice President, General Counsel and Secretary	1999
Michael A. Salop	42	Senior Vice President, External Affairs and Treasurer	2005
Bryan Stockton	53	Executive Vice President, International	2000
H. Scott Topham	46	Senior Vice President and Corporate Controller	2004

Mr. Eckert has been Chairman of the Board and Chief Executive Officer since May 2000. He was formerly President and Chief Executive Officer of Kraft Foods, Inc., the largest packaged food company in North America, from October 1997 until May 2000. From 1995 to 1997, Mr. Eckert was Group Vice President of Kraft Foods, Inc. From 1993 to 1995, Mr. Eckert was President of the Oscar Mayer foods division of Kraft Foods, Inc. Mr. Eckert worked for Kraft Foods, Inc. for 23 years prior to joining Mattel.

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

Mr. Friedman has been President, Mattel Brands (which includes Mattel Girls & Boys Brands US and Fisher-Price Brands US) since October 2005. From March 1999 to October 2005, he was President, Fisher-Price Brands. From August 1995 to March 1999, he was President, Tyco Preschool. For more than five years prior to that time, he was President of MCA/Universal Merchandising, Senior Vice President-Sales, Marketing and

Design of Just Toys, Vice President and General Manager of Baby Care for Gerber Products, Executive Vice President and Chief Operating Officer of Lionel Leisure, Inc., and President of Aviva/Hasbro.

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

Mr. Salop has been Senior Vice President, External Affairs and Treasurer since September 2005. He served as Senior Vice President, Strategic Opportunities from May 2004 through September 2005 and Senior Vice President, Corporate Strategic Planning from February 2003 through May 2004. From July 2000 to February 2003 he was Senior Vice President, Finance Europe and from August 1998 through July 2000 he was Vice President, Finance American Girl. Prior to that, he served in various financial roles after joining Mattel in 1990.

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

Available Information

Mattel files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) with the SEC. The public may read and copy any materials that Mattel files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Item 1A.    Risk Factors.

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Annual Report on Form 10-K, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; increased competition; initiatives to promote revenue growth; globalization initiatives; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; initiatives to invigorate the Barbie® brand, enhance innovation, improve the execution of the core business, leverage scale, extend brands, catch new trends, create new brands and enter new categories, develop people, improve productivity, simplify processes, maintain customer service levels and improve supply chain; integration of Radica Games Limited; operating efficiencies; capital and investment framework (including statements about free cash flow, seasonal working capital, debt-to-total capital ratios, capital expenditures, strategic acquisitions, dividends and share repurchases); cost pressures and increases; advertising and promotion spending; profitability; price increases, retail store openings and the impact of recent organizational changes. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Annual Report on Form 10-K and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time-to-time in other reports filed by Mattel with the SEC, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

If Mattel does not successfully satisfy consumer preferences, enhance existing products, develop and introduce new products and achieve consumer acceptance of those products, Mattel’s results of operations may be adversely affected.

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products–children–are continuously changing. Significant, sudden shifts in demand are caused by “hit” toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, hand-held and other games, puzzles, educational toys, media-driven products and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers and sellers of toys, video games, consumer electronics and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales, and increase its product sales or establish product sales with new, innovative toys, will depend on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. Competition is intensifying due to recent trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages and an increasing use of more sophisticated technology in toys. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease and Mattel’s revenues, profitability and results of operations may be adversely affected.

Mattel’s business is susceptible to changes in popular culture, media, fashion, and technology. Misperceptions of trends in popular culture, media and movies, fashion, or technology can negatively affect Mattel’s sales.

Successful movies and characters in children’s literature affect play preferences, and many toys depend on media-based intellectual property licenses. Media-based licenses can cause a line of toys to gain immediate success among children, parents, or families. Trends in media, movies, and children’s characters change swiftly and contribute to the transience and uncertainty of play preferences. Mattel responds to such trends and developments by modifying, refreshing, extending, and expanding its product offerings on an annual basis. If Mattel does not accurately anticipate trends in popular culture, movies, media, fashion, or technology, its products may not be accepted by children, parents, or families and could negatively affect Mattel’s sales.

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

A small number of customers account for a large share of Mattel’s net sales. In 2006, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 43% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 52% of net sales. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results.

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

Mattel has announced initiatives to improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands and offer new innovative toys, develop people, improve productivity, simplify processes, maintain customer service levels, as well as new initiatives designed to drive sales growth, manage costs and improve its supply chain. These initiatives involve investment of capital and complex decision making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to successfully implement any of these initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

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

Mattel maintains leased sales offices in California, Illinois, Minnesota, New York, and Arkansas and leased warehouse and distribution facilities in California, New Jersey and Texas, all of which are used by the Domestic segment. Mattel has leased retail and related office space in Chicago, Illinois, New York, New York and Los Angeles, California for its American Girl Place® stores, leased retail space in Oshkosh, Wisconsin, which are used by the American Girl Brands segment, and Pomona, California which is used by Mattel Brands. Mattel also has leased office space in Florida, which is used by the International segment, and California, Massachusetts, and Texas, which are used by Radica Games Limited (“Radica”). Mattel leases a computer facility in Phoenix, Arizona used by all segments. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Colombia, Costa Rica, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Italy, Japan, Korea, Macau, Mexico, The Netherlands, New Zealand, Norway, Peru, Poland, Portugal, Puerto Rico, Romania, Singapore, South Korea, Spain, Switzerland, Taiwan, Turkey, the United Kingdom and Venezuela which are leased (with the exception of office space in Chile, certain warehouse space in France, and office and warehouse space in Hong Kong, that is owned by Mattel) and used by the International segment. Mattel’s principal manufacturing facilities are located in China, Indonesia, Thailand, Malaysia and Mexico. See “Manufacturing and Materials.”

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

Market Information

For information regarding the markets in which Mattel’s common stock, par value $1.00 per share, is traded, see the cover page hereof. For information regarding the high and low closing prices of Mattel’s common stock for the last two calendar years, see Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements.”

Holders of Record

As of February 23, 2007, Mattel had approximately 40,000 holders of record of its common stock.

Dividends

In 2006, 2005 and 2004, Mattel paid a dividend per share of $0.65, $0.50 and $0.45, respectively, to holders of its common stock. The board of directors declared the dividend in November, and Mattel paid the dividend in December of each year. The payment of dividends on common stock is at the discretion of Mattel’s Board of Directors and is subject to customary limitations.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding Mattel’s equity compensation plans is incorporated herein by reference to Mattel’s 2007 Notice of Annual Meeting of Stockholders and Proxy Statement.

Recent Sales of Unregistered Securities

During the fourth quarter of 2006, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

The Board of Directors approved an increase to the share repurchase program of an additional $250.0 million in November 2003 and, at that time, there were share repurchase authorizations that had not been executed totaling $5.6 million. During 2004, Mattel repurchased 14.7 million shares at a cost of $255.1 million. In 2005, the Board of Directors approved the repurchase of an additional $500.0 million of Mattel’s common stock. During 2005, Mattel repurchased 28.9 million shares at a cost of $500.4 million. In January 2006, the Board of Directors authorized Mattel to increase its share repurchase program by an additional $250.0 million. During 2006, Mattel repurchased 11.8 million shares at a cost of $192.7 million. At December 31, 2006, share repurchase authorizations of $57.3 million had not been executed. Repurchases take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

During the fourth quarter of 2006, Mattel did not repurchase any shares of its common stock in the open market.

Item 6.    Selected Financial Data.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share and percentage information)
Operating Results:
Net sales (a)	$5,650,156	$5,179,016	$5,102,786	$4,960,100	$4,885,340
Gross profit	2,611,793	2,372,868	2,410,725	2,429,483	2,360,987
% of net sales	46.2%	45.8%	47.2%	49.0%	48.3%
Operating income	728,818	664,529	730,817	785,710	733,541
% of net sales	12.9%	12.8%	14.3%	15.8%	15.0%
Income before income taxes	683,756	652,049	696,254	740,854	621,497
Provision for income taxes (b)	90,829	235,030	123,531	203,222	166,455
Income from continuing operations	592,927	417,019	572,723	537,632	455,042
Gain from discontinued operations, net of tax (c)	—	—	—	—	27,253
Cumulative effect of change in accounting principle, net of tax (d)	—	—	—	—	(252,194)
Net income	$592,927	$417,019	$572,723	$537,632	$230,101
Net Income Per Common Share—Basic:
Income from continuing operations	$1.55	$1.02	$1.37	$1.23	$1.04
Gain from discontinued operations (c)	—	—	—	—	0.06
Cumulative effect of change in accounting principle (d)	—	—	—	—	(0.58)
Net income per common share—basic	1.55	1.02	1.37	1.23	0.52
Net Income Per Common Share—Diluted:
Income from continuing operations	1.53	1.01	1.35	1.22	1.03
Gain from discontinued operations (c)	—	—	—	—	0.06
Cumulative effect of change in accounting principle (d)	—	—	—	—	(0.57)
Net income per common share—diluted	1.53	1.01	1.35	1.22	0.52
Dividends Declared Per Common Share	$0.65	$0.50	$0.45	$0.40	$0.05

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Financial Position:
Total assets	$4,955,884	$4,372,313	$4,756,492	$4,510,950	$4,459,659
Noncurrent liabilities	940,390	807,395	643,509	826,983	832,194
Stockholders’ equity	2,432,974	2,101,733	2,385,812	2,216,221	1,978,712

(a)	Effective October 1, 2003, close out sales previously classified as a reduction of cost of sales are now classified as net sales in Mattel’s consolidated statements of operations. Close out sales for the fourth quarter of 2003, totaling $19.2 million, were included in reported net sales. This change in classification had no impact on gross profit, operating income, net income, net income per common share, balance sheets or cash flows.

The following table provides the quantification of total close out sales by year (in thousands):

For the Year Ended
2003	2002
$57,328	$112,673

(b)	The provision for income taxes in 2006 was positively impacted by the Tax Increase Prevention and Reconciliation Act (the “Tax Act”) passed in May 2006, and income tax benefits of $63.0 million related to tax settlements of ongoing audits with foreign tax authorities and a settlement with a state tax authority for tax years 1997 and 1998. The provision for income taxes in 2005 was negatively impacted by incremental tax expense of $107.0 million, resulting from Mattel’s decision to repatriate $2.4 billion in previously unremitted foreign earnings under the American Jobs Creation Act (the “Jobs Act”), partially offset by $38.6 million of tax benefit primarily relating to audit settlements with certain tax authorities in both the US and abroad. The provision for income taxes in 2004 was positively impacted by a $65.1 million tax benefit related to an audit settlement with the US Internal Revenue Service (“IRS”).

(c)	The Consumer Software segment, which was comprised primarily of The Learning Company, Inc. (“Learning Company”), was reported as a discontinued operation effective March 31, 2000, and the consolidated financial statements were reclassified to segregate the operating results of the Consumer Software segment. In 2002, Gores Technology Group completed the sale and liquidation of non-cash proceeds related to the sales of the education and productivity divisions of the former Learning Company, Mattel received $43.3 million in cash proceeds from Gores Technology Group and recognized a gain on the disposal of discontinued operations of $27.3 million, net of taxes of $16.0 million, in the consolidated statement of operations in 2002.

(d)	The cumulative effect of change in accounting principle, net of tax, in 2002, relates to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, and an impairment of goodwill upon adoption.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™, Pixel Chix™,Winx Club™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Batman™, CARS™, Superman™, Radica:® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Dora the Explorer™, Go-Diego-Go!™, Winnie the Pooh, InteracTV™ and See ‘N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

American Girl Brands—including Just Like You™, the historical collection and Bitty Baby®. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

On October 10, 2005, Mattel announced the consolidation of its domestic Mattel Girls & Boys Brands and Fisher-Price Brands divisions into one division. The creation of the “Mattel Brands” division, which resulted in the consolidation of some management and support functions, preserves the natural marketing and design groups that are empowered to create and market toys based on gender and age groups and is expected to more effectively and efficiently leverage Mattel’s scale. These changes are consistent with Mattel’s ongoing goals to enhance innovation and improve execution. In connection with this consolidation, Mattel executed an initiative in 2006 to streamline its workforce, primarily in El Segundo, California. The consolidation of these divisions did not change Mattel’s operating segments.

Management believes that the business environment for Mattel in 2007 will be similar to that of 2006. Mattel expects to continue facing challenges both domestically and internationally as retailers continue to tightly manage inventory. Additionally, Mattel has experienced continued cost pressures in the areas of product costs, including oil-based resin and zinc, and employee-related costs. Management believes that Mattel will continue to encounter a challenging retail environment, along with cost pressures and the possibility of sales declines in the Barbie® brand.

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

Results of Operations

2006 Compared to 2005

Consolidated Results

Net sales for 2006 were $5.65 billion, a 9% increase compared to $5.18 billion in 2005, including a 1 percentage point benefit from changes in currency exchange rates. Net income for 2006 was $592.9 million, or $1.53 per diluted share, as compared to net income of $417.0 million, or $1.01 per diluted share, for 2005.

Gross profit, as a percentage of net sales, increased to 46.2% in 2006 from 45.8% in 2005. The increase in gross profit was driven by price increases and savings from supply chain initiatives, which were partially offset by unfavorable mix, external cost pressures and higher royalty costs.

Income before income taxes as a percentage of net sales declined to 12.1% in 2006 from 12.6% in 2005. Contributing to this decline were higher selling and administrative expenses as a percentage of net sales and lower other non-operating income, partially offset by higher gross margins and lower advertising expenses as a percentage of net sales. Higher selling and administrative expenses were primarily attributed to increased incentive compensation accruals, stock-based compensation including a pre-tax charge of $19.3 million for prior period unintentional stock option accounting errors (see Item 8 “Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements”), costs associated with the opening of the third American Girl Place® retail store in April 2006 and the acquisition of Radica in October 2006, partially offset by savings related to the streamlining of the Mattel Brands organization. Other non-operating (income), net in 2005 included gains from the sale of marketable securities of $25.8 million. There were no gains or losses from the sale of marketable securities in 2006.

Net income in 2006 was positively impacted by the Tax Act passed in May, and income tax benefits of $63.0 million related to settlements of multiple ongoing audits by foreign tax authorities and a settlement with a state tax authority for tax years 1997 and 1998. Net income in 2005 was negatively impacted by incremental tax expense of $107.0 million, resulting from Mattel’s decision to repatriate $2.4 billion in previously unremitted foreign earnings under The American Jobs Creation Act (the “Jobs Act”), partially offset by $38.6 million of tax benefits primarily relating to audit settlements with certain tax authorities in both the US and abroad.

Shares repurchased under Mattel’s share repurchase program resulted in a benefit to Mattel’s earnings per share in 2006 when compared to 2005, by reducing the average number of common shares outstanding. Since inception of the share repurchase program in July 2003, Mattel has repurchased 68.1 million shares, representing 15% of common shares outstanding.

The following table provides a summary of Mattel’s consolidated results for 2006 and 2005 (in millions, except percentage and basis point information):

	For the Year
	2006		2005		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$5,650.2	100.0%	$5,179.0	100.0%	9%

Gross profit	$2,611.8	46.2%	$2,372.9	45.8%	10%	40
Advertising and promotion expenses	651.0	11.5	629.1	12.1	3%	(60)
Other selling and administrative expenses	1,232.0	21.8	1,079.3	20.8	14%	100

Operating income	728.8	12.9	664.5	12.8	10%	10
Interest expense	79.9	1.4	76.5	1.5	4%	(10)
Interest (income)	(30.5)	–0.5	(34.2)	–0.7	–11%	20
Other non-operating (income), net	(4.4)		(29.8)

Income before income taxes	$683.8	12.1%	$652.0	12.6%	5%	(50)

Sales

Net sales for 2006 were $5.65 billion, a 9% increase compared to $5.18 billion in 2005, including a 1 percentage point benefit from changes in currency exchange rates. Gross sales within the US increased 8% from 2005 and accounted for 56% of consolidated gross sales in 2006 and 2005. In 2006, gross sales in international markets increased 11% compared to 2005, including a 2 percentage point benefit from changes in currency exchange rates.

Worldwide gross sales of Mattel Girls & Boys Brands increased 9% to $3.42 billion in 2006 compared to 2005, including fourth quarter sales of Radica:® products and a 1 percentage point benefit from changes in currency exchange rates. Domestic gross sales increased 10% and international gross sales increased 8%, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Barbie® were flat, including a 1 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Barbie® increased 3% and international gross sales of Barbie® decreased 2%, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Other Girls Brands increased 11% from 2005, including a 1 percentage point benefit from changes in currency exchange rates, primarily driven by strong sales of Polly Pocket!™ and Pixel Chix™ worldwide and the continued success of Winx Club™ in international markets.

Worldwide gross sales in the Wheels category decreased 1% compared to 2005, including a 1 percentage point benefit from changes in currency exchange rates. Strong sales of Hot Wheels® and Matchbox® products internationally were more than offset by Hot Wheels® sales declines in the US and Tyco® R/C sales declines worldwide. Worldwide gross sales in the Entertainment category, which includes games and puzzles and Radica:® products, increased by 34% compared to 2005, with no impact from changes in currency exchange rates. Excluding Radica:® products, worldwide gross sales increases in the Entertainment category, were driven by the worldwide success of CARS™ and Superman™ products, which more than offset worldwide sales declines of Batman™ and Yu-Gi-Oh!™ products.

Worldwide gross sales of Fisher-Price Brands increased 12% to $2.27 billion in 2006 compared to 2005, including a 1 percentage point benefit from changes in currency exchange rates. Domestic gross sales increased 8%, while international gross sales increased 20%, including a benefit of 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Core Fisher-Price® increased 11% compared to 2005, including a 1 percentage point benefit from changes in currency exchange rates, primarily driven by the worldwide success of BabyGear™ and infant and newborn products. Worldwide gross sales of Fisher-Price® Friends increased 19% compared to 2005, including a 1 percentage point benefit from changes in currency exchange rates, driven by several Nickelodeon properties including Go-Diego-Go!™, Dora the Explorer™, and The Backyardigans™ and T.M.X™ Elmo from Sesame Street®.

Gross sales of American Girl Brands increased 1% to $440.0 million in 2006 compared to 2005, driven by the American Girl Place® retail stores, including American Girl®’s third store which opened in Los Angeles, California in April 2006. Growth in the retail stores was partially offset by a decline in the catalog business.

Cost of Sales

Cost of sales increased by $232.2 million, or 8%, from $2.81 billion in 2005 to $3.04 billion in 2006, as compared to a 9% increase in net sales. On an overall basis, cost of sales increased primarily due to increased sales volume. Within cost of sales, product costs increased by $204.9 million, or 9%, from $2.21 billion in 2005 to $2.42 billion in 2006, which was primarily driven by increased sales volume and higher external cost pressures, partially offset by cost savings realized from supply chain efficiency initiatives. Royalty expense increased by $35.6 million, or 16%, from $225.6 million in 2005 to $261.2 million in 2006, and is reflective of higher sales of licensed products in 2006. Freight and logistics expenses decreased by $8.2 million, or 2%, from $365.5 million in 2005 to $357.3 million in 2006. The decrease in freight and logistics expenses was primarily due to supply chain savings and distribution center efficiency initiatives, including strategies to shorten customer shipping distances, partially offset by increased sales volume.

Gross Profit

Gross profit, as a percentage of net sales, was 46.2% in 2006 compared to 45.8% in 2005. The increase in gross profit was driven by price increases and supply chain savings, which were partially offset by higher external cost pressures and unfavorable product mix, including higher royalty costs for licensed products.

Advertising and Promotion Expenses

Advertising and promotion expenses were 11.5% of net sales in 2006, compared to 12.1% in 2005 due primarily to overall higher sales volume and greater leverage in advertising spending. Mattel expects advertising spending levels for 2007 to be fairly consistent with its 11%-13% historical range to support its plan to invest in the business to drive long-term performance.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.23 billion in 2006, or 21.8% of net sales, compared to $1.08 billion in 2005, or 20.8% of net sales. The increase in other selling and administrative expenses in 2006 is primarily attributable to an $86.3 million increase in incentive compensation accruals, an increase of $27.3 million in stock-based compensation, including a pre-tax charge of $19.3 million for prior period unintentional stock option accounting errors (see Item 8 “Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements”), costs associated with the third American Girl Place® retail store, and additional selling and administrative expenses for Radica (acquired in October 2006), partially offset by savings related to the 2006 streamlining of the Mattel Brands organization.

Non-Operating Items

Interest expense was $79.9 million in 2006 compared to $76.5 million in 2005 due to higher average long-term borrowings and higher short-term interest rates, partially offset by lower average short-term borrowings. Interest income decreased from $34.2 million in 2005 to $30.5 million in 2006 due to lower average invested cash balances. Other non-operating (income), net was $4.3 million compared to $29.8 million in 2005. Other non-operating income in 2005 included gains from the sale of marketable securities of $25.8 million. There were no gains or losses from the sale of marketable securities in 2006.

As of December 31, 2006 and 2005, Mattel held no marketable securities.

Provision for Income Taxes

Net income in 2006 was positively impacted by the Tax Act passed in May 2006, and income tax benefits of $63.0 million related to settlements of ongoing audits with foreign tax authorities and a settlement with a state tax authority for tax years 1997 and 1998, which were recorded in the first two quarters of 2006. Net income in 2005 was negatively impacted by incremental tax expense of $107.0 million, resulting from Mattel’s decision to repatriate $2.4 billion in previously unremitted foreign earnings under the Jobs Act, partially offset by $38.6 million of tax benefits primarily relating to audit settlements with certain tax authorities in both the US and abroad.

Operating Segment Results

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands. Operating segment results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements.”

Domestic Segment

Mattel Girls & Boys Brands US gross sales increased 10% in 2006 compared to 2005. Within this segment, gross sales of Barbie® increased 3% and gross sales of Other Girls Brands decreased 5%. Gross sales in the Wheels category decreased 9% driven by sales declines in Hot Wheels® and Tyco® R/C product lines. Gross sales in the Entertainment category, which includes games and puzzles and Radica:® products, increased 61% driven by the success of CARS™ and Superman™ products and Radica:® products, which more than offset sales declines in Batman™ and Yu-Gi-Oh!™. Mattel Girls & Boys Brands US segment income increased 29% to $267.2 million in 2006, primarily due to higher sales volume and improved gross profit, partially offset by higher other selling and administrative expenses. The increase in gross profit is due to higher sales volume, including Radica:® products, price increases and supply chain savings, partially offset by external cost pressures and unfavorable mix.

Fisher-Price Brands US gross sales increased 8%, reflecting an increase in sales of Core Fisher Price® and Fisher Price® Friends products. Sale increases in Core Fisher Price® products reflected strong sales of

BabyGear™ and infant and newborn products. Sales increases in Fisher-Price® Friends were driven by several Nickelodeon properties including Go-Diego-Go!™, Dora the Explorer™, and The Backyardigans™ and Sesame Street®. Fisher-Price Brands US segment income increased 25% to $216.1 million in 2006, primarily due to higher sales volume and improved gross profit resulting from price increases and favorable product mix, partially offset by higher external cost pressures.

American Girl Brands gross sales increased 1% from the prior year. American Girl Brands segment income decreased from $106.2 million to $97.0 million in 2006, primarily driven by higher other selling and administrative expenses associated with the American Girl Place® retail store in Los Angeles which opened in 2006.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2006 versus 2005:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Europe	9	2
Latin America	15	1
Asia Pacific	10	—
Other	12	4

Total International	11	2

International gross sales increased 11% in 2006 compared to 2005, including a 2 percentage point benefit from changes in currency exchange rates. Gross sales of Barbie® decreased 2%, including a 2 percentage point benefit from changes in currency exchange rates. Gross sales of Other Girls Brands increased 26%, including a 3 percentage point benefit from changes in currency exchange rates, primarily driven by increased sales of Polly Pocket!™, Pixel Chix™ and Winx Club™. Gross sales in the Wheels category grew by 7%, including a 2 percentage point benefit from changes in currency exchange rates, mainly driven by the success of Hot Wheels® and Matchbox® products, partially offset by Tyco® R/C sales declines. Gross sales in the Entertainment category increased by 15%, mainly due to strong sales in CARS™ and Superman™ products, which more than offset decline in sales of Batman™ and Yu-Gi-Oh!™ products. Fisher-Price Brands gross sales increased 20%, including a 2 percentage point benefit from changes in currency exchange rates, due to increased sales of Core Fisher-Price® products, primarily infant and newborn and BabyGear™ products and growth in Fisher-Price® Friends, mainly Dora the Explorer™ and Go-Diego-Go!™ properties, and T.M.X.™ Elmo from Sesame Street®. International segment income increased 33% to $419.1 million in 2006, as a result of an increase in sales volume, improved gross profit and benefits from changes in currency exchange rates. Improved gross profit resulted from price increases, partially offset by external cost pressures, unfavorable product mix, and higher royalty costs.

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

Net income in 2005 was negatively impacted by incremental tax expense of $107.0 million resulting from Mattel’s decision to repatriate $2.4 billion in previously unremitted foreign earnings under the Jobs Act, partially offset by $38.6 million of tax benefit primarily relating to audit settlements with certain tax authorities in both the US and abroad. Net income in 2004 was positively impacted by a $65.1 million tax benefit related to an audit settlement with the IRS.

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

Cost of Sales

Cost of sales increased by $114.1 million, or 4%, from $2.69 billion in 2004 to $2.81 billion in 2005, as compared to a 1% increase in net sales. On an overall basis, cost of sales increased primarily due to increased sales volume, external cost pressures, and higher royalty costs for licensed products. Within cost of sales, product costs increased by $74.7 million, or 3%, from $2.14 billion in 2004 to $2.21 billion in 2005, which was primarily driven by increased sales volume and external cost pressures. Royalty expense increased by $21.1 million, or 10%, from $204.5 million in 2004 to $225.6 million in 2005, and is reflective of higher sales of licensed products in 2005. Freight and logistics expenses increased by $18.2 million, or 5%, from $347.3 million in 2004 to $365.5 million in 2005, which was primarily driven by increased sales volume and external cost pressures.

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

•

Investments in growth initiatives including new product design and development and higher overhead costs in 2005 associated with the third American Girl Place® retail store that opened in April 2006; and

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

Provision for Income Taxes

Net income in 2005 was negatively impacted by incremental tax expense of $107.0 million, resulting from Mattel’s decision to repatriate $2.4 billion in previously unremitted foreign earnings under the Jobs Act and was positively impacted by $38.6 million of tax benefit primarily relating to audit settlements with certain tax authorities in both the US and abroad. Net income in 2004 was positively impacted by a $65.1 million tax benefit related to an audit settlement with the IRS.

Operating Segment Results

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands. Operating Segment Results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements.”

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

Income Taxes

Mattel’s effective tax rate on income before income taxes in 2006 was 13.3% compared to 36.0% in 2005. The 2006 income tax provision includes a tax benefit $63.0 million related to settlements with foreign and state taxing authorities. Of the total benefit recorded, $57.5 million represents refunds of previously paid taxes, recorded as an expense in previous years. These refunds were recorded as a reduction to income tax expense in the period the refunds were received by Mattel. The balance of the tax benefit recorded in 2006 was a net reduction to total income tax reserves resulting from tax settlements with foreign and state tax authorities. The

2006 income tax provision was also positively impacted by approximately $37 million as a result of the Tax Act passed in May 2006.

The 2005 income tax provision includes estimated US federal and state taxes of $107.0 million related to Mattel’s repatriation of $2.4 billion in qualifying dividends from Mattel’s foreign subsidiaries pursuant to the Jobs Act. The 2005 effective tax rate also includes a tax benefit of $38.6 million primarily related to audit settlements reached with certain tax authorities in both the US and abroad. In 2005, the IRS completed its examination of Mattel’s US federal income tax returns through 2003.

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

Operating Activities

Cash flows generated from operating activities were $875.9 million during 2006, compared to $466.7 million in 2005 and $570.4 million in 2004. The increase in cash flows from operating activities in 2006 from 2005 was primarily the result of higher net income and lower working capital, mainly due to higher levels of accounts payable and accrued expenses due primarily to higher incentive accruals, and the timing of vendor payments, partially offset by higher accounts receivable at December 31, 2006. The decrease in cash flows from operating activities in 2005 from 2004 was primarily due to lower net income and a change in working capital requirements, mainly due to payments made in 2005 related to year-end 2004 accruals to vendors and foreign tax authorities.

Investing Activities

On October 3, 2006, Mattel completed its acquisition of Radica for net cash paid of $196.4 million, which includes the purchase price and acquisition costs of $235.1 million, net of cash acquired of $38.7 million. Mattel’s acquisition of Radica is intended to maximize and combine the core competencies of each company, as well as provide growth opportunities internationally and for existing brands like Barbie®, Hot Wheels®, and Fisher-Price®. See Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements.”

Cash flows used for investing activities were $314.8 million during 2006, primarily due to the acquisition of Radica, investments in tooling to support existing and new products and Mattel’s long-term information technology strategy, partially offset by proceeds from the sale of property, plant and equipment. Cash flows used for investing activities were higher in 2006 as compared to 2005 due to the Radica acquisition and lower proceeds from the sale of investments. Cash flows used for investing activities were lower in 2005 as compared to 2004 due to higher proceeds from the sale of investments and lower payments for business acquired in 2005, partially offset by higher investments in other property, plant and equipment in 2005 as a result of investment in Mattel’s long-term information technology strategy and spending associated with the construction of the new American Girl Place® in Los Angeles. In 2004, Mattel used cash flows for investing activities of $108.1 million. Capital expenditures were partially offset by proceeds from the sale of investments and property, plant and equipment, primarily related to the disposal of property in Mexico that was no longer needed when manufacturing operations in Mexico were combined as part of the financial realignment plan.

Financing Activities

Cash flows used for financing activities decreased to $374.1 million in 2006 from $537.3 million in 2005 as a result of lower share repurchases, higher proceeds from the exercise of stock options, and the issuance of $300.0 million of Senior Notes in June 2006, which were partially offset by higher payments on short-term borrowings, the repayment of $175.0 million of the MAPS term loan facility in December 2006 and $50.0 million of Medium-term notes in May and September 2006 and increased dividend payments. Cash flows used for financing activities increased $71.0 million to $537.3 million in 2005 compared to 2004, primarily due to the repayment of $150.0 million of 6 1/8% senior notes in July 2005 and the 10.15% mortgage note for $39.1 million in November 2005 upon maturity, higher dividends paid and an increase in share repurchases in 2005, partially offset by $225.0 million of proceeds from the MAPS term loan facility and $100.0 million under the MAPS revolving loan facility.

The Board of Directors approved an increase to the share repurchase program of an additional $250.0 million in November 2003 and, at that time, there were share repurchase authorizations that had not been executed totaling $5.6 million. During 2004, Mattel repurchased 14.7 million shares at a cost of $255.1 million. In 2005, the Board of Directors approved the repurchase of an additional $500.0 million of Mattel’s common stock. During 2005, Mattel repurchased 28.9 million shares at a cost of $500.4 million, of which $487.1 million was paid during 2005. In January 2006, the Board of Directors authorized Mattel to increase its share repurchase program by an additional $250.0 million. During 2006, Mattel repurchased 11.8 million shares at a cost of $192.7 million. The total amount paid for share repurchases in 2006 was $205.9 million. At December 31, 2006, share repurchase authorizations of $57.3 million had not been executed. Repurchases take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

In 2006, 2005 and 2004, Mattel paid a $0.65 per share, $0.50 per share, and $0.45 per share dividend to holders of its common stock, respectively. The Board of Directors declared the dividend in November, and

Mattel paid the dividend in December of each year. The dividend payments were $249.5 million, $200.5 million, and $186.9 million in 2006, 2005 and 2004, respectively.

Seasonal Financing

Mattel maintains and periodically amends or replaces a $1.3 billion domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated in March 2005 and the expiration date of the facility was extended to March 23, 2010. The other terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2006. As of December 31, 2006, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.29 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 11.72 to 1 (compared to a minimum allowed of 3.50 to 1).

On December 9, 2005, Mattel, MAPS, a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed a credit agreement (“the MAPS facility”) which provides for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008, and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest is charged at various rates selected by Mattel based on Eurodollar rates or bank reference rates. On December 15, 2006, in addition to the required payment of $50.0 million, MAPS prepaid an incremental $125.0 million of the MAPS term loan facility. The remaining $50.0 million principal amount, consisting of $14.3 million due on December 15, 2007 and $35.7 million due on December 9, 2008, was prepaid on January 16, 2007. As of December 31, 2006, there was no balance outstanding on the MAPS revolving loan facility. In connection with the MAPS facility, Mattel executed a Continuing Guaranty Agreement pursuant to which Mattel unconditionally guaranteed the obligations of MAPS arising pursuant to the MAPS facility. The MAPS facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios at the end of each fiscal quarter and fiscal year, using the formulae specified and ratios allowed in the MAPS facility to calculate the ratios. The formulae specified in the MAPS facility are the same as those required by the domestic unsecured committed revolving credit facility. Mattel was in compliance with such covenants at December 31, 2006.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2006, foreign credit lines totaled approximately $200 million, a portion of which are used to support letters of credit. Mattel expects to extend the majority of these credit lines throughout 2007.

In June 2006, Mattel issued $100.0 million of unsecured floating rate senior notes (“Floating Rate Senior Notes”) due June 15, 2009 and $200.0 million of unsecured 6.125% senior notes (“6.125% Senior Notes”) due June 15, 2011 (collectively “Senior Notes”). Interest on the Floating Rate Senior Notes is based on the three-month US Dollar London Interbank Offered Rate (“LIBOR”) plus 40 basis points with interest payable quarterly beginning September 15, 2006. Interest on the 6.125% Senior Notes is payable semi-annually beginning December 15, 2006. The 6.125% Senior Notes may be redeemed at any time at the option of Mattel at a redemption price equal to the greater of (i) the principal amount of the notes being redeemed plus accrued interest to the redemption date, or (ii) a “make whole” amount based on the yield of a comparable US Treasury security plus 20 basis points.

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive loss. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR rate used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

In October 2005, a major credit rating agency maintained its long-term rating for Mattel at BBB, but changed its long-term outlook to negative and reduced its short-term rating to A-3. In March 2006, this same credit rating agency reduced Mattel’s long-term credit rating to BBB- and changed the outlook from negative to stable. Also in October 2005, another major credit rating agency maintained its long-term rating for Mattel at Baa2, but changed its long-term outlook to negative. In May 2006, another major credit rating agency reduced Mattel’s long-term credit rating to BBB. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

Mattel believes its cash on hand at the beginning of 2007, amounts available under its domestic unsecured committed revolving credit facility, the MAPS facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2007. As of December 31, 2006, Mattel had available incremental borrowing resources totaling approximately $1.3 billion under its domestic unsecured committed revolving credit facility, the MAPS facility and foreign credit lines.

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

Sales of receivables pursuant to the domestic receivables sale facility occur periodically, generally quarterly. The receivables are sold by Mattel Sales Corp. and Fisher-Price, Inc. to Mattel Factoring for a purchase price equal to the nominal amount of the receivables sold. Mattel Factoring then sells such receivables to the bank group at a slight discount, and Mattel acts as a servicer for such receivables. Mattel has designated Mattel Sales Corp. and Fisher-Price, Inc. as sub-servicers, as permitted by the facility. Mattel’s appointment as a servicer is subject to termination events that are customary for such transactions. The domestic receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. Mattel retains a servicing interest in the receivables sold under this facility.

Until the Master Agreement was terminated on February 9, 2007, Mattel International Holdings B.V., a company incorporated in the Netherlands (the “Depositor”), Mattel France, a company incorporated in France (“Mattel France”), and Mattel GmbH, a company incorporated in Germany (“Mattel Germany”), each of which is a subsidiary of Mattel, and Societe Generale Bank Nederland N.V. (“SGBN”), were parties to a Master Agreement for the Transfer of Receivables that established a Euro 150 million European trade receivables facility (the “European trade receivables facility”), pursuant to which Mattel France and Mattel Germany sold trade receivables to SGBN. The European trade receivables facility was subject to conditions to funding, representations and warranties, undertakings and early termination events that were customary for transactions of this nature.

Sales of receivables pursuant to the European trade receivables facility occurred monthly, with the last such sale occurring on January 10, 2007. The receivables were sold by Mattel France and Mattel Germany directly to SGBN for a purchase price equal to the nominal amount of the receivables sold. As a result, no Mattel subsidiary was used as a special purpose entity in connection with these transactions. A portion of the purchase price was funded by SGBN and a portion by a deposit provided by the Depositor. The amount of the deposit was reset on each date on which new receivables were sold. During the 12-month period ending December 31, 2006, the deposit was, on average, equal to about 51% of the aggregate notional amount of sold receivables outstanding during such period.

As with the domestic receivables facility, each sale of accounts receivable was recorded in Mattel’s consolidated balance sheet at the time of such sale. Under the European trade receivables facility, the outstanding amount of receivables sold could not exceed Euro 60 million from February 1 through July 31 of each year and could not exceed Euro 150 million at all other times.

Each of Mattel France and Mattel Germany was appointed to service the receivables sold by it to SGBN. No servicing fees were paid by SGBN for such services. The appointment of each of Mattel France and Mattel Germany to act as servicer was subject to termination events that were customary for transactions of this nature.

Mattel France and Mattel Germany were obligated to pay certain fees to the Depositor in consideration of the Depositor providing the deposit to SGBN. During the 12-month period ending December 31, 2006, fees paid by Mattel France and Mattel Germany to the Depositor were, on average, approximately 0.11% of the aggregate notional amount of sold receivables outstanding during such period.

In November 2006, the commitment termination date for the European trade receivables facility was extended until February 28, 2007. However, effective on February 9, 2007, the Depositor, Mattel France and Mattel Germany terminated the European trade receivable facility with SGBN. The Company determined the facility was no longer necessary based on projected international cash flows and seasonal financing needs.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows (in thousands):

	December 31,
	2006	2005
Receivables sold pursuant to the:
Domestic receivables facility	$255,871	$251,372
European receivables facility	103,886	95,946
Other factoring arrangements	52,505	95,763

	$412,262	$443,081

Financial Position

Mattel’s cash and equivalents were $1,205.6 million at December 31, 2006, an increase of $207.8 million from 2005. The increase was primarily driven by cash flows generated from operating activities of $875.9 million, proceeds from the issuance of $300.0 million of Senior Notes in June 2006, and proceeds from the exercise of stock options of $116.9 million, partially offset by dividend payments of $249.5 million, share repurchases of $205.9 million, acquisition of Radica in October 2006 for net cash paid of $196.4 million (which includes the purchase price and acquisition costs of $235.1 million, net of cash acquired of $38.7 million), and repayments of $100.0 million on the MAPS revolving loan facility, $175.0 million on the MAPS term loan facility, and $50.0 million on the Medium-term notes. Accounts receivable increased by $183.2 million to $943.8 million at December 31, 2006, reflecting increased fourth quarter sales and lower factored receivables. Management expects to collect the majority of these receivables in the first quarter of 2007. Inventory levels were relatively consistent year over year. Based on its analysis of point of sale information for its top US customers, management believes that inventory levels of Mattel products at retail were slightly lower at December 31, 2006 than 2005.

Current portion of long-term debt decreased $35.7 million to $64.3 million at December 31, 2006, compared to December 31, 2005 primarily due to the $50.0 million payment on the MAPS term loan facility in December 2006, partially offset by the reclassification of $14.3 million of the remaining $50.0 million on the MAPS term loan facility from long-term debt. Accounts payable and accrued liabilities increased $293.9 million from December 31, 2005 to $1.4 billion at December 31, 2006, mainly due to changes in currency exchange rates, increased amounts due to third party manufacturers, and higher incentive compensation and royalty accruals.

A summary of Mattel’s capitalization is as follows (in millions, except percentage information):

	December 31,
	2006		2005
Medium-term notes	$300.0	9%	$350.0	12%
Senior Notes	300.0	9	—	—
MAPS term loan	35.7	1	175.0	6

Total noncurrent long-term debt	635.7	19	525.0	18
Other noncurrent liabilities	304.7	9	282.4	10
Stockholders’ equity	2,433.0	72	2,101.7	72

	$3,373.4	100%	$2,909.1	100%

Total noncurrent long-term debt increased $110.7 million at December 31, 2006 compared to December 31, 2005 due to the aforementioned proceeds from the issuance of $300.0 million of Senior Notes, partially offset by the $125.0 million prepayment of the MAPS term loan facility and the reclassification of $14.3 million of the MAPS term loan facility and $50.0 million of Medium-term notes to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments. Stockholders’ equity of $2.4 billion at December 31, 2006 increased $331.2 million from December 31, 2005, primarily as a result of current year net income and the exercise of stock options partially offset by share repurchases and payment of the annual dividend on common stock in the fourth quarter of 2006.

Mattel’s debt-to-capital ratio, including short-term borrowings and the current portion of long-term debt decreased to 22.3% at December 31, 2006 from 26.1% at December 31, 2005 due to higher net income in 2006, higher stock option exercises, the repayment of all short-term borrowings outstanding at December 31, 2005 and the repayment of $175.0 million on the MAPS term loan facility, partially offset by share repurchases, the annual dividend payment, and proceeds from the issuance of $300.0 million of Senior Notes. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

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

	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$700.0	$64.3	$85.7	$150.0	$50.0	$250.0	$100.0
Interest on long-term debt	163.7	44.3	39.4	31.0	24.8	15.3	8.9
Capital leases*	8.8	0.3	0.3	0.3	0.3	0.3	7.3
Operating leases	487.0	71.0	58.0	48.0	42.0	40.0	228.0
Purchases of inventory, other assets and services	372.9	372.9	—	—	—	—	—
Licensing minimum guarantees	135.0	39.0	38.0	24.0	21.0	13.0	—
Defined benefit and postretirement benefit plans	266.5	24.6	24.9	24.5	23.9	24.3	144.3

Total	$2,133.9	$616.4	$246.3	$277.8	$162.0	$342.9	$488.5

*	Represents total obligation, including imputed interest of $6.5 million.

Litigation

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleged that Fisher-Price’s PowerTouch™ system infringed a LeapFrog patent relating to an electronic learning device for teaching phonics. A 10-day trial commenced on May 16, 2005, which resulted in a deadlocked jury. As an alternative to retrying the case, the parties agreed to submit the case for decision, based on the existing trial record, to the presiding judge. The plaintiff in this lawsuit asserted a total damages claim of up to approximately $90 million, which was reduced to approximately $58 million pursuant to rulings by the Court, and sought an injunction preventing the further sale of the PowerTouch™ system; the damages could possibly have been trebled if a willful infringement had been found. On March 30, 2006, the Court issued a Memorandum and Order holding that Mattel and Fisher-Price did not infringe LeapFrog’s patent and furthermore holding that LeapFrog’s patent claim, which was the basis of LeapFrog’s lawsuit, was invalid due to obviousness. On May 1, 2006, LeapFrog filed an appeal of the Court’s ruling with the Court of Appeals for the Federal Circuit. Both parties have filed their briefs with regard to the appeal, and the Court of Appeals has scheduled a hearing on March 7, 2007 for oral arguments. Mattel and its subsidiary Fisher-Price continue to believe the action is without merit and intend to continue defending themselves vigorously.

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

In June 2006, the three cases were consolidated in the United States District Court for the Central District of California. On July 17, 2006, the Court issued an order dismissing all claims that Bryant had asserted against Mattel, including Bryant’s purported counterclaims to invalidate Mattel’s Confidential Information and Proprietary Inventions Agreements with its employees, and Bryant’s claims for declaratory relief. Although Bryant was given leave by the Court to file amended claims consistent with the Court’s rulings, Bryant did not do so within the time period allowed. Mattel believes the claims against it are without merit and intends to continue to vigorously defend against them.

In November 2006, Mattel asked the Court for leave to file an Amended Complaint that included not only additional claims against Bryant, but also included claims for copyright infringement, RICO violations, misappropriation of trade secrets, intentional interference with contract, aiding and abetting breach of fiduciary duty and breach of duty of loyalty, and unfair competition, among others, against MGA Entertainment, Inc., Isaac Larian, certain MGA affiliates and an MGA employee. The basis for the Amended Complaint was the MGA defendants’ infringement of Mattel’s copyrights and their pattern of misappropriation of trade secrets and unfair competition in violation of the applicable statutes. On January 12, 2007, the Court allowed Mattel to file these claims as counterclaims in the consolidated cases, which Mattel did that same day. Neither Bryant nor the MGA defendants have responded to the counterclaims.

Environmental

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

Prior to 2003, Mattel recorded pre-tax charges totaling $19.0 million related to this property. During 2004 and 2003, Mattel recognized pre-tax income of $0.9 million and $7.9 million, respectively, representing adjustments to the reserve accrued in 1999 associated with the closure of the Beaverton facility. Costs totaling approximately $7.0 million have been incurred through December 31, 2006 for the Beaverton property, largely related to environmental remediation, attorney fees, consulting work and an employee medical screening program. In January 2003, Mattel entered into a settlement with the ODEQ resolving its cleanup liability in return for a contribution of $0.4 million to the cleanup, which is being performed by the company that caused the contamination. The remaining liability of approximately $3.2 million as of December 31, 2006 represents estimated amounts to be incurred for employee medical screening, project management, and other costs related to the Beaverton property.

General

Mattel is also involved in various other litigation and legal matters, including claims related to intellectual property, product liability and labor, as well as environmental matters, which Mattel is addressing or defending in the ordinary course of business. Management believes that any liability that may potentially result upon resolution of such matters will not have a material adverse effect on Mattel’s business, financial condition or results of operations.

Effects of Inflation

Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2006, 2005 or 2004. The US Consumer Price Index increased 2.5% in 2006, 3.4% in 2005 and 3.3% in 2004. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability under certain circumstances at certain times to pass on higher prices to its customers.

Employee Savings Plan

Mattel sponsors a 401(k) savings plan, the Mattel Personal Investment Plan, for its domestic employees. Mattel makes employer contributions in cash and allows employees to allocate both their voluntary contributions and their employer automatic and matching contributions to a variety of investment funds, including a fund that is fully invested in Mattel common stock (the “Mattel Stock Fund”). Employees are not required to allocate any funds to the Mattel Stock Fund, which allows employees to limit or eliminate their exposure to market changes in Mattel’s stock price. Furthermore, Mattel’s plan limits an employee’s maximum allocation to the Mattel Stock Fund a percentage of the employee’s total account balance, which is currently 25%. Employees may generally reallocate their account balances on a daily basis. The only limitation on the frequency of reallocations applies to changes involving the Mattel Stock Fund by employees classified as insiders or restricted personnel under Mattel’s insider trading policy. Pursuant to Mattel’s insider trading policy, insiders and restricted personnel are limited to certain periods in which they may make allocations into or out of the Mattel Stock Fund.

Application of Critical Accounting Policies and Estimates

Mattel makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies and estimates described below are those Mattel considers most critical in preparing its consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of its Board of Directors, and the Audit Committee has reviewed the disclosures included below. The following is a review of the accounting policies and estimates that include significant judgments made by management using information available at the time the estimates are made. As described below, however, these estimates could change materially if different information or assumptions were used instead.

Note 1 to the consolidated financial statements includes a summary of Mattel’s significant accounting policies, estimates, and methods used in the preparation of Mattel’s consolidated financial statements. In most instances, Mattel must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America. See Item 8 “Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements.”

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

On a consolidated basis, a small number of customers account for a large share of Mattel’s net sales and accounts receivable. For 2006, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 43% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 52% of net sales. As of December 31, 2006, Mattel’s three largest customers accounted for approximately 22% of net accounts receivable, and its ten largest customers accounted for approximately 27% of net accounts receivable. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US. The customers and the degree of concentration vary depending upon the region or nation. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.

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

The following table summarizes Mattel’s allowance for doubtful accounts at December 31 (in millions, except percentage information):

	2006	2005	2004
Allowance for doubtful accounts	$19.4	$24.6	$32.8
As a percentage of total accounts receivable	2.0%	3.1%	4.1%

Mattel’s allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging and customer disputes. When circumstances arise or a significant event occurs that comes to the attention of management, such as a bankruptcy filing of a customer, the allowance is reviewed for adequacy and adjusted to reflect the change in the estimated amount to be received from the customer. Changes in the allowance for doubtful accounts between December 31, 2006 and 2005 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is also affected by the time at which uncollectible accounts receivable balances are actually written off.

Mattel believes that its allowance for doubtful accounts at December 31, 2006 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts of $19.4 million, or 2.0% of accounts receivable, at December 31, 2006 may not prove to be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.

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

At the end of each quarter, management within each business segment, Mattel Girls & Boys Brands US, Fisher-Price Brands US, American Girl Brands and International, performs a detailed review of its inventory on an item by item basis and identifies which products are believed to be obsolete or slow-moving. Management assesses the need for, and the amount of, an obsolescence reserve based on the following factors:

•	Customer and/or consumer demand for the item;

•	Overall inventory positions of Mattel’s customers;

•	Strength of competing products in the market;

•	Quantity on hand of the item;

•	Standard retail price of the item;

•	Mattel’s cost for the item; and

•	Length of time the item has been in inventory.

The time frame between when an estimate is made and the time of disposal depends on the above factors and may vary significantly. Generally, slow-moving inventory is liquidated during the next annual selling cycle.

The following table summarizes Mattel’s obsolescence reserve at December 31 (in millions, except percentage information):

	2006	2005	2004
Allowance for obsolescence	$43.3	$60.5	$65.2
As a percentage of total inventory	10.1%	13.8%	13.5%

The decrease in the allowance for obsolescence from 2005 to 2006 was mainly due to 2006 efforts to liquidate excess inventory. The decrease from 2004 to 2005 in the allowance for obsolescence was mainly due to the utilization of reserves created for specifically-identified inventory in 2004. Management believes that its allowance for obsolescence at December 31, 2006 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.

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

SFAS No. 142 requires that goodwill be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units for are: Mattel Girls Brands US, Mattel Boys Brands US (including newly acquired Radica), Fisher-Price Brands US, American Girl Brands and International. Goodwill is allocated to Mattel’s reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. For each of the reporting units, the fair value of the reporting unit exceeded its carrying amount. As of September 30, 2006, Mattel performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired. There were no events or circumstances that indicated the impairment test should be performed again at December 31, 2006.

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

Sales Adjustments

Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized. Sales adjustments for such programs totaled $507.9 million, $444.5 million, and $443.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

These programs primarily involve fixed amounts or percentages of sales to customers. Accruals for such programs are calculated based on an assessment of customers’ purchases and performance under the programs and any other specified factors. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends and information from customers. Management believes that the accruals recorded for customer programs at December 31, 2006 are adequate and proper.

Benefit Plan Assumptions

As discussed in Note 4 to the consolidated financial statements, Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. Mattel accounts for its defined benefit pension plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, SFAS No. 87, Employers’ Accounting for Pensions, and its other postretirement benefit plans in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. See Item 8 “Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements.”

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

At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. At December 31, 2006, Mattel determined the discount rate for its domestic benefit plans to be 5.7% as compared to 5.4% and 5.7% for the years ended 2005 and 2004, respectively. In estimating this rate, Mattel reviews rates of return on high quality, corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, the increase in the discount rate from 5.4% to 5.7% will result in a decrease in benefit plan expense during 2007 of approximately $1.2 million.

The rate of future compensation increases used by Mattel for the benefit obligation of its domestic defined benefit pension plans averaged 4.0% for 2006 and 4.4 % for 2005 and 2004, based on plan demographics. The rate of future compensation increases used by Mattel for the net periodic pension cost of its domestic defined benefit pension plans averaged 4.4 % for 2006, 2005 and 2004, based on plan demographics. These assumptions are reviewed annually based on historical salary increases for participants in the defined benefit pension plans. This assumption impacts the service and interest cost components of plan income or expense.

The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return for its domestic defined benefit pension plans was 8.0% in 2006, 2005 and 2004. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense of approximately $2.5 million.

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 9.0% in 2006 to 5.0% in 2010, with rates assumed to stabilize in 2010 and thereafter, were used in determining plan expense for 2006. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2006, Mattel adjusted the health care cost trend rates for its other postretirement benefits plans to range from 9.0% in 2006 reducing to 5.0% in 2011, with rates assumed to stabilize in 2011 and thereafter. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would increase benefit plan expense during 2007 by approximately $0.6 million.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2006 by approximately $4.7 million and $(4.1) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2006 by approximately $0.3 million and $(0.2) million, respectively.

Share-Based Payments

Prior to January 1, 2006, Mattel accounted for its employee stock compensation plans based on the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, compensation expense is only recognized in the statements of operations for employee stock options with exercise prices below the measurement date market price of the company’s stock (see Item 8. “Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements”). The amount of additional compensation expense that would have resulted if Mattel had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, was included as a proforma disclosure in the financial statement footnotes.

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

Beginning January 1, 2006 and in connection with the adoption of SFAS No. 123(R), Mattel recognizes the cost of all new employee share-based payment awards on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures; whereas, prior to January 1, 2006, Mattel used the graded vesting attribution method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In accounting for the income tax benefits associated with employee exercises of share-based payments, Mattel has elected to adopt the alternative simplified method as permitted by FSP No. FAS 123(R)-3, Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 permits the adoption of either the transition guidance described in SFAS No. 123(R) or the alternative simplified method specified in FSP No. FAS 123(R)-3 to account for the income tax effects of share-based payment awards. In determining when additional tax benefits associated with share-based payment exercises are recognized, Mattel follows the ordering of deductions of the tax law, which allows deductions for share-based payment exercises to be utilized before previously existing net operating loss carryforwards. In computing dilutive shares under the treasury stock method, Mattel does not reduce the tax benefit amount within the calculation for the amount of deferred tax assets that would have been recognized had Mattel previously expensed all share-based payment awards.

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

The following weighted average assumptions were used in determining fair value for options granted:

	2006	2005	2004
Expected life (in years)	5.1	4.9	6.3
Risk-free interest rate	4.9%	4.1%	4.0%
Volatility factor	28.0%	27.6%	38.5%
Dividend yield	2.8%	2.4%	1.2%
Weighted average fair value per granted option	$4.51	$4.56	$6.67

The following table summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor		Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	1 year		7.1
Risk-free interest rate	1%		7.1
Volatility factor	1%		2.9
Dividend yield	1%		(11.5)

	(Decrease) in Assumption Factor		Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	(1	) year	(8.4)
Risk-free interest rate	(1)%		(6.9)
Volatility factor	(1)%		(2.7)
Dividend yield	(1)%		12.6

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

In addition to a $19.3 million pre-tax charge during 2006 for prior period unintentional stock option accounting errors (see Item 8. “Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements”), Mattel recognized compensation expense of $4.6 million for stock options during the year ended December 31, 2006 as a component of other selling and administrative expenses. Prior to January 1, 2006, no compensation expense was recognized in the consolidated statements of operations for stock options. Compensation expense recognized related to grants of restricted stock and restricted stock units (“RSUs”) to certain employees and non-employee Board members was $3.6 million during the year ended December 31, 2006. As of December 31, 2006, total unrecognized compensation cost related to unvested share-based payments totaled $29.3 million and is expected to be recognized over a weighted-average period of 2.5 years.

Income Taxes

Mattel’s income tax provision and related income tax assets and liabilities are based on actual and expected future income, US and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which Mattel operates. Management believes that the accounting estimate related to income taxes is a “critical accounting estimate” because significant judgment is required in interpreting tax regulations in the US and in foreign jurisdictions, evaluating Mattel’s worldwide uncertain tax positions, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect Mattel’s consolidated financial statements.

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. As a result, the tax expense reflected in Mattel’s consolidated statements of operations is different than that reported in Mattel’s tax returns filed with the taxing authorities. Some of these differences are permanent, such as expenses that are not deductible in Mattel’s tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred income tax assets and liabilities. Deferred income tax assets generally represent items that can be used as a tax deduction or credit in Mattel’s tax returns in future years for which Mattel has already recorded a tax benefit in its consolidated statement of operations. Mattel records a valuation allowance to reduce its deferred income tax assets if, based on the weight of available evidence, management believes expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. Management evaluates the level of Mattel’s valuation allowances at least annually, and more frequently if actual operating results differ significantly from forecasted results.

Mattel accrues a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. Mattel applies a consistent methodology to estimate any additional tax liabilities based on management’s assessment of all relevant information, including prior audit experiences. The tax reserves are periodically reviewed and are adjusted as circumstances warrant and as events occur that affect Mattel’s liability for additional taxes, such as the lapsing of applicable statutes of limitations, conclusion of tax audits, identification of new issues, and any administrative guidance or administrative developments.

As of December 31, 2006, Mattel’s tax reserves totaled approximately $127 million, and related to potential income tax audit adjustments by US federal, state and foreign tax authorities primarily in areas such as transfer pricing and challenges to Mattel’s global intercompany pricing structure; challenges to tax credits claimed by local tax authorities; income tax nexus and apportionment issues for which local tax authorities may challenge Mattel’s nexus activities and apportionment among entities and jurisdictions; and issues identified in current income tax audits. Mattel will adopt FIN 48 as of January 1, 2007.

In 2006, Mattel recognized total income tax benefits of $63.0 million related to settlements of ongoing audits with foreign tax authorities and a settlement with a state tax authority for tax years 1997 and 1998. Of the $63.0 million of total income tax benefit recorded, $57.5 million represents refunds of previously paid taxes, recorded as an expense in previous years. These refunds were recorded as a reduction to income tax expense in the period the refunds were received by Mattel. The remainder of the tax benefit recorded in 2006 is a net reduction to total income tax reserves resulting from tax settlements with foreign and state tax authorities.

In 2005, Mattel reduced its total income tax reserves by $38.6 million as a result of tax benefits primarily relating to audit settlements reached with certain tax authorities in both the US and abroad. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s provision for income taxes, net income and deferred income tax assets and liabilities.

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. Mattel is currently under audit by the IRS for the 2004 and 2005 tax years. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

New Accounting Pronouncements

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The standard permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. Under the amortization method, an entity amortizes servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity measures servicing assets or servicing liabilities at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 is effective as of the beginning of the first fiscal year beginning after September 15, 2006. Mattel does not expect the adoption of SFAS No. 156 to have a material impact on its results of operations and financial position.

FIN 48

In July 2006, the FASB issued Final Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings upon adoption of FIN 48. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the timing of the ultimate payment to a taxing authority. Mattel currently records tax reserves related to uncertain tax positions as a current liability and upon adoption of FIN 48, will reclassify to noncurrent liabilities those uncertain tax positions for which a cash tax payment is not expected within the next twelve months. Mattel will adopt FIN 48 as of January 1, 2007 and does not believe that the adoption of FIN 48 will have a material impact on results of operations.

SFAS No. 157

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for Mattel as of January 1, 2008. Mattel has not completed its evaluation of SFAS No. 159 but does not expect the adoption of SFAS No. 159 to have a material effect on its operating results or financial position.

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

A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows (in thousands):

	For the Year
	2006	2005	2004
Revenues
Domestic:
Mattel Girls & Boys Brands US	$1,507,493	$1,364,922	$1,511,550
Fisher-Price Brands US	1,471,604	1,358,562	1,319,200
American Girl Brands	439,970	436,085	379,112

Total Domestic	3,419,067	3,159,569	3,209,862
International	2,738,967	2,463,984	2,336,236

Gross sales	6,158,034	5,623,553	5,546,098
Sales adjustments	(507,878)	(444,537)	(443,312)

Net sales	$5,650,156	$5,179,016	$5,102,786

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Canadian dollar, Mexican peso, Hong

Kong dollar and Indonesian rupiah were the primary transactions that caused currency transaction exposure for Mattel during 2006, 2005, and 2004. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income), net based on the nature of the underlying transaction. Transaction gains or losses on intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during 2006 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Indonesian rupiah and Mexican peso.

Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2006 are shown in the following table. All contracts are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah and Malaysian ringgit contracts that are maintained by entities with either a rupiah or ringgit functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of US dollars)

Euro*	$368,678	1.31	$371,170	$342,441	1.30	$349,284
Canadian dollar*	—	—	—	37,350	0.89	36,163
British pound sterling*	—	—	—	58,134	1.95	58,273
Japanese yen	3,261	117.69	3,229	6,923	119.09	6,924
Australian dollar*	17,208	0.78	17,353	27,480	0.76	28,199
Swiss franc	17,421	1.22	17,449	—	—	—
Mexican peso	58,997	10.89	59,581	12,614	11.00	12,641
Indonesian rupiah	45,245	9,438	46,799	—	—	—
New Zealand dollar*	6,307	0.70	6,345	1,889	0.67	1,963
Czech koruna	—	—	—	771	21.20	787
Taiwan dollar	—	—	—	9,305	32.74	9,369
Singapore dollar	—	—	—	1,690	1.54	1,701
Hungarian forint	—	—	—	699	194.67	717
Polish zloty	—	—	—	4,707	2.91	4,730
New Turkish lira	—	—	—	1,581	1.43	1,604
Malaysian ringgit	8,294	3.62	8,567	—	—	—

	$525,411		$530,493	$505,584		$512,355

*	The weighted average contract rate for these contracts is quoted in US dollar per local currency.

For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2006. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2006. The differences between the fair value and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.

In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2006, these contracts had a contract amount of $57.6 million and a fair value of $58.9 million.

Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its income before income taxes would have decreased by approximately $1 million in 2006 and $3 million in 2005, and increased by approximately $38 million in 2004.

Interest Rate Risk

In December 2005, Mattel, MAPS, Bank of America, N.A., and other financial institutions executed the MAPS facility which provides for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008, and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest is charged at varying rates selected by Mattel based on Eurodollar rates or bank reference rates. On December 15, 2006, in addition to the required payment of $50.0 million, MAPS prepaid an incremental $125.0 million of the MAPS term loan facility. The remaining $50.0 million principal amount, consisting of $14.3 million due on December 15, 2007 and $35.7 million due on December 9, 2008, was prepaid on January 16, 2007. As of December 31, 2006, there was no balance outstanding on the MAPS revolving loan facility.

In June 2006, Mattel issued $100.0 million of unsecured Floating Rate Senior Notes due June 15, 2009. Interest on the Floating Rate Senior Notes is based on the three-month US Dollar LIBOR plus 40 basis points with interest payable quarterly beginning September 15, 2006.

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive loss. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR rate used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

Interest Rate Sensitivity

An assumed 50 basis point movement in interest rates on Mattel’s variable rate borrowings would have had an immaterial impact on its results of operations for the year ended December 31, 2006.

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Robert A. Eckert, its principal executive officer, and Kevin M. Farr, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2006. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of Mattel’s internal control over financial reporting as of December 31, 2006 as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mattel, Inc.

We have completed integrated audits of Mattel, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2006, Mattel, Inc. changed the manner in which it accounts for stock compensation costs and the manner which it accounts for defined benefit pension and other postretirement plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Los Angeles, California

February 26, 2007

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(In thousands, except share data)
ASSETS

Current Assets
Cash and equivalents	$1,205,552	$997,734
Accounts receivable, less allowances of $19.4 million and $24.6 million in 2006 and 2005, respectively	943,813	760,643
Inventories	383,149	376,897
Prepaid expenses and other current assets	317,624	277,226

Total current assets	2,850,138	2,412,500

Property, plant and equipment, net	536,749	547,104
Goodwill	845,324	718,069
Other noncurrent assets	723,673	694,640

Total Assets	$4,955,884	$4,372,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$—	$117,994
Current portion of long-term debt	64,286	100,000
Accounts payable	375,882	265,936
Accrued liabilities	980,435	796,473
Income taxes payable	161,917	182,782

Total current liabilities	1,582,520	1,463,185

Noncurrent Liabilities
Long-term debt	635,714	525,000
Other	304,676	282,395

Total noncurrent liabilities	940,390	807,395

Commitments and Contingencies (See Note 9)

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,613,307	1,589,281
Treasury stock at cost; 57.1 million shares and 52.8 million shares in 2006 and 2005, respectively	(996,981)	(935,711)
Retained earnings	1,652,140	1,309,822
Accumulated other comprehensive loss	(276,861)	(303,028)

Total stockholders’ equity	2,432,974	2,101,733

Total Liabilities and Stockholders’ Equity	$4,955,884	$4,372,313

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	2006	2005	2004
	(In thousands, except per share amounts)

Net Sales	$5,650,156	$5,179,016	$5,102,786
Cost of sales	3,038,363	2,806,148	2,692,061

Gross Profit	2,611,793	2,372,868	2,410,725
Advertising and promotion expenses	650,975	629,115	642,967
Other selling and administrative expenses	1,232,000	1,079,224	1,036,941

Operating Income	728,818	664,529	730,817
Interest expense	79,853	76,490	77,764
Interest (income)	(30,468)	(34,211)	(19,683)
Other non-operating (income), net	(4,323)	(29,799)	(23,518)

Income Before Income Taxes	683,756	652,049	696,254
Provision for income taxes	90,829	235,030	123,531

Net Income	$592,927	$417,019	$572,723

Net Income Per Common Share—Basic	$1.55	$1.02	$1.37

Weighted average number of common shares	382,921	407,402	419,235

Net Income Per Common Share—Diluted	$1.53	$1.01	$1.35

Weighted average number of common and common equivalent shares	386,422	411,039	423,093

Dividends Declared Per Common Share	$0.65	$0.50	$0.45

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2006	2005	2004
	(In thousands)
Cash Flows From Operating Activities:
Net income	$592,927	$417,019	$572,723
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of investments	—	(32,831)	(22,135)
Net (gain) on sale of other property, plant and equipment	(10,984)	(107)	(2,717)
Depreciation	166,328	170,772	176,729
Amortization	5,936	4,219	5,749
Deferred income taxes	(10,129)	106,350	(18,560)
Share-based compensation	27,546	197	235
Increase (decrease) from changes in assets and liabilities:
Accounts receivable, net	(103,882)	(12,680)	(170,203)
Inventories	38,071	32,872	(18,578)
Prepaid expenses and other current assets	(9,954)	1,524	(17,452)
Accounts payable, accrued liabilities and income taxes payable	180,361	(223,335)	58,364
Other, net	(274)	2,677	6,217

Net cash flows from operating activities	875,946	466,677	570,372

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(69,335)	(74,690)	(89,858)
Purchases of other property, plant and equipment	(64,106)	(62,441)	(53,732)
Proceeds from sale of investments	—	48,361	32,900
Payments for businesses acquired	(197,710)	(1,495)	(12,955)
Proceeds from sale of other property, plant and equipment	16,367	8,074	15,588

Net cash flows used for investing activities	(314,784)	(82,191)	(108,057)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	213,301	208,085	125,295
Payments of short-term borrowings	(332,285)	(119,395)	(119,025)
Proceeds from long-term debt	298,356	225,000	—
Payments of long-term debt	(225,000)	(189,130)	(52,308)
Purchase of treasury stock	(205,947)	(487,127)	(255,130)
Payment of dividends on common stock	(249,542)	(200,464)	(186,864)
Proceeds from exercise of stock options	116,901	28,426	21,683
Other, net	10,096	(2,712)	—

Net cash flows used for financing activities	(374,120)	(537,317)	(466,349)

Effect of Currency Exchange Rate Changes on Cash	20,776	(6,270)	8,188

Increase (Decrease) in Cash and Equivalents	207,818	(159,101)	4,154
Cash and Equivalents at Beginning of Year	997,734	1,156,835	1,152,681

Cash and Equivalents at End of Year	$1,205,552	$997,734	$1,156,835

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$218,518	$220,317	$105,321
Interest	79,508	80,501	77,111
Non-cash investing and financing activities:
Liability for businesses acquired	$—	$—	$1,024
Liability for equipment acquired	4,537	7,341	6,899
Asset write-downs	950	878	5,095

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)

Balance, December 31, 2003	$441,212	$1,599,278	$(244,691)	$707,429	$(287,007)	$2,216,221
Comprehensive income:
Net income				572,723		572,723
Change in net unrealized gain on securities					(16,359)	(16,359)
Change in net unrealized (loss) on derivative instruments					(1,412)	(1,412)
Minimum pension liability adjustments					(1,430)	(1,430)
Currency translation adjustments					36,380	36,380

Comprehensive income				572,723	17,179	589,902
Purchase of treasury stock			(255,130)			(255,130)
Issuance of treasury stock for stock option exercises		(6,409)	26,472			20,063
Issuance of common stock for exercise of stock options	157	1,839				1,996
Tax impact of stock option exercises		(376)				(376)
Dividends declared				(186,864)		(186,864)

Balance, December 31, 2004	441,369	1,594,332	(473,349)	1,093,288	(269,828)	2,385,812
Comprehensive income:
Net income				417,019		417,019
Change in net unrealized gain on securities					(16,442)	(16,442)
Change in net unrealized (loss) on derivative instruments					29,252	29,252
Minimum pension liability adjustments					(7,243)	(7,243)
Currency translation adjustments					(38,767)	(38,767)

Comprehensive income				417,019	(33,200)	383,819
Purchase of treasury stock			(500,375)			(500,375)
Issuance of treasury stock for stock option exercises		(9,448)	37,874			28,426
Other issuance of treasury stock		2	48			50
Restricted stock and restricted stock units		106	91			197
Tax impact of stock option exercises		4,268				4,268
Dividends declared		21		(200,485)		(200,464)

Balance, December 31, 2005	441,369	1,589,281	(935,711)	1,309,822	(303,028)	2,101,733
Comprehensive income:
Net income				592,927		592,927
Change in net unrealized (loss) on derivative instruments					(10,787)	(10,787)
Minimum pension liability adjustments					21,465	21,465
Currency translation adjustments					69,632	69,632

Comprehensive income				592,927	80,310	673,237
Purchase of treasury stock			(192,749)			(192,749)
Issuance of treasury stock for stock option exercises		(12,049)	131,423			119,374
Other issuance of treasury stock		(5)	55			50
Share-based compensation		27,546				27,546
Tax impact of stock option exercises		8,522				8,522
Dividend equivalents for restricted stock units		12	1	(1,067)		(1,054)
Dividends declared				(249,542)		(249,542)
Adjustment for initial adoption of SFAS No.158					(54,143)	(54,143)

Balance, December 31, 2006	$441,369	$1,613,307	$(996,981)	$1,652,140	$(276,861)	$2,432,974

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

Foreign Currency Translation Exposure

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures are related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Indonesian rupiah and Mexican peso.

Cash and Equivalents

Cash and equivalents includes short-term investments, which are highly liquid investments with maturities of three months or less when purchased. Such investments are stated at cost, which approximates market value.

Marketable Securities

Marketable securities are comprised of investments in publicly traded securities, classified as available-for-sale, and are recorded at market value with unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive loss within stockholders’ equity until realized. Gains or losses on the sale of marketable securities are calculated using the specific identification method. Mattel held no marketable securities at December 31, 2006 and 2005.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies and molds are amortized using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of fixed assets is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any impairment identified is assessed by evaluating the operating performance and future undiscounted cash flows of the underlying assets. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is included in the results of operations.

Goodwill

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands and International. Mattel tests goodwill for impairment annually in the third quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, which is based on the fair value of the cash flows that the reporting units can be expected to generate in the future.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income), net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory purchase transactions denominated in the Euro, British pound sterling, Canadian dollar, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel.

Derivative Instruments

Mattel uses foreign currency forward exchange and option contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. Additionally, Mattel uses fair value hedges to hedge intercompany loans and advances denominated in foreign currencies.

At the inception of the contracts, Mattel designates its derivatives as either cash flow or fair value hedges and documents the relationship of the hedge to the underlying transaction, for cash flow hedges, or the recognized asset or liability, for fair value hedges. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting treatment. Changes in fair value associated with hedge ineffectiveness, if any, are recorded in the results of operations.

Changes in fair value of Mattel’s cash flow derivatives are deferred and recorded as part of accumulated other comprehensive loss in stockholders’ equity until the underlying transaction is settled. Upon settlement, any gain or loss resulting from the derivative is recorded in the results of operations. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In the event that an anticipated transaction is no longer likely to occur, Mattel recognizes the change in fair value of the derivative in its results of operations in the period the determination is made.

Mattel uses fair value derivatives to hedge most intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts. Changes in fair value of these derivatives were not significant to the results of operations during any year.

Revenue Recognition and Sales Adjustments

Revenue is recognized upon shipment or upon receipt of products by the customer, depending on terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, Mattel does not recognize revenue until collection occurs. Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized.

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

Product Recalls

Mattel establishes a reserve for product recalls on a product-specific basis during the period in which the circumstances giving rise to the recall become known. Facts underlying the recall, including where the product affected by the recall is located (e.g., with consumers, in customers’ inventory, or in Mattel’s inventory), whether the product is repairable, cost estimates for communicating the recall to consumers and customers, and cost estimates for parts and labor if the recalled product is deemed to be repairable, are considered when establishing a product recall reserve. When facts or circumstances become known that would indicate that the recall reserve is either not sufficient to cover or exceeds the estimated product recall expenses, the reserve is adjusted, as appropriate.

Research and Development Costs

Research and development costs are charged to the results of operations as incurred.

Employee Benefit Plans

Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. Mattel accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, SFAS No. 87, Employers’ Accounting for Pensions, and its other postretirement benefit plans in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Actuarial valuations are used in determining amounts recognized in financial statements for retirement and other postretirement benefit plans (see “Note 4 to the Consolidated Financial Statements”).

Share-Based Payments

Prior to January 1, 2006, Mattel accounted for its employee stock compensation plans based on the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, compensation expense is only recognized in the statements of operations for employee stock options with exercise prices below the measurement date market price of the company’s stock (see “Note 7 to the Consolidated Financial Statements”). The amount of additional compensation expense that would have resulted if Mattel had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, was included as a proforma disclosure in the financial statement footnotes.

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

Beginning January 1, 2006 and in connection with the adoption of SFAS No. 123(R), Mattel recognizes the cost of all new employee share-based payment awards on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures; whereas, prior to January 1, 2006, Mattel used the graded vesting attribution method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In accounting for the income tax benefits associated with employee exercises of share-based payments, Mattel has elected to adopt the alternative simplified method as permitted by FASB Staff Position (“FSP”) No. FAS 123(R)-3, Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 permits the adoption of either the transition guidance described in SFAS No. 123(R) or the alternative simplified method specified in FSP No. FAS 123(R)-3 to account for the income tax effects of share-based payment awards. In determining when additional tax benefits associated with share-based payment exercises are recognized, Mattel follows the ordering of deductions of the tax law, which allows deductions for share-based payment exercises to be utilized before previously existing net operating loss carryforwards. In computing dilutive shares under the treasury stock method, Mattel does not reduce the tax benefit amount within the calculation for the amount of deferred tax assets that would have been recognized had Mattel previously expensed all share-based payment awards.

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

The following weighted average assumptions were used in determining fair value for options granted:

	2006	2005	2004
Expected life (in years)	5.1	4.9	6.3
Risk-free interest rate	4.9%	4.1%	4.0%
Volatility factor	28.0%	27.6%	38.5%
Dividend yield	2.8%	2.4%	1.2%
Weighted average fair value per granted option	$4.51	$4.56	$6.67

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

With regard to the accelerated options held by Mattel’s executive officers who report directly to Mr. Eckert, Mattel imposed a restriction consisting of a holding period on shares underlying the portion of such options as to which vesting was accelerated. Pursuant to this restriction, each such executive officer is required to refrain from selling any shares acquired upon exercise of any portion of such options that was accelerated, until the earlier of (a) the date on which the portion of the option being exercised by such executive officer would have become vested pursuant to the option’s original vesting schedule, or (b) the date on which such executive officer ceases to be an executive officer of Mattel. The primary purpose of the accelerated vesting was to avoid recognizing future compensation expense associated with the accelerated stock options under the adoption of SFAS No. 123(R), Share-Based Payment, by Mattel in 2006. Additionally, for financial reporting purposes, there were other potential tax benefits derived from accelerating the vesting of outstanding stock options prior to the adoption of SFAS No. 123(R).

In addition to a $19.3 million pre-tax charge during 2006 for prior period unintentional stock option accounting errors (see “Note 7 to the Consolidated Financial Statements”), Mattel recognized compensation expense of $4.6 million for stock options during the year ended December 31, 2006 as a component of other selling and administrative expenses. Prior to January 1, 2006, no compensation expense was recognized in the consolidated statements of operations for stock options.

Compensation expense recognized related to grants of restricted stock and restricted stock units (“RSUs”) to certain employees and non-employee Board members was $3.6 million for the year ended December 31, 2006. As of December 31, 2006, total unrecognized compensation cost related to unvested share-based payments totaled $29.3 million and is expected to be recognized over a weighted-average period of 2.5 years.

Income Taxes

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, applying enacted statutory income tax rates in effect for the year in which the differences are expected to reverse.

Net Income Per Common Share

Basic net income per common share is computed by dividing reported net income by the weighted average number of common shares, outstanding during each period.

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common shares and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, as applicable. Nonqualified stock options totaling 22.0 million, 27.6 million and 25.3 million were excluded from the calculation of diluted net income per common share for 2006, 2005, and 2004, respectively, because they were anti-dilutive.

A reconciliation of weighted average shares for the years ended December 31 is as follows (in thousands):

	2006	2005	2004
Common shares	382,921	407,402	419,235
Effect of dilutive securities:
Stock options and restricted stock	3,501	3,637	3,858

Common and common equivalent shares	386,422	411,039	423,093

New Accounting Pronouncements

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The standard permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. Under the amortization method, an entity amortizes servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity measures servicing assets or servicing liabilities at fair value at each reporting date and reports changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 is effective as of the beginning of the first fiscal year beginning after September 15, 2006. Mattel does not expect the adoption of SFAS No. 156 to have a material impact on its results of operations and financial position.

FIN 48

In July 2006, the FASB issued Final Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings upon adoption of FIN 48. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the timing of the ultimate payment to a taxing authority. Mattel currently records tax reserves related to uncertain tax positions as a current liability and upon adoption of FIN 48, will reclassify to noncurrent liabilities those uncertain tax positions for which a cash tax payment is not expected within the next twelve months. Mattel will adopt FIN 48 as of January 1, 2007 and does not believe that the adoption of FIN 48 will have a material impact on its results of operations

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Mattel does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations and financial position.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for Mattel as of January 1, 2008. Mattel has not completed its evaluation of SFAS No. 159 but does not expect the adoption of SFAS No. 159 to have a material effect on its operating results or financial position.

Note 2—Goodwill

The change in the carrying amount of goodwill by reporting unit for the years ended 2006 and 2005 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

	Mattel Girls Brands US Division	Mattel Boys Brands US Division	Fisher-Price Brands US	American Girl Brands	International	Total
	(In thousands)
Balance at December 31, 2004	$37,566	$54,411	$217,152	$207,571	$218,980	$735,680
Impact of currency exchange rate changes	(3,563)	(277)	(697)	—	(13,074)	(17,611)

Balance at December 31, 2005	34,003	54,134	216,455	207,571	205,906	718,069
Radica acquisition (see Note 12)	—	71,726	—	—	35,858	107,584
Impact of currency exchange rate changes	4,275	333	836	—	14,227	19,671

Balance at December 31, 2006	$38,278	$126,193	$217,291	$207,571	$255,991	$845,324

In 2006, Mattel performed the annual impairment test required by SFAS No. 142 and determined that its goodwill was not impaired.

Note 3—Income Taxes

Consolidated pre-tax income consists of the following (in thousands):

	For the Year
	2006	2005	2004
US operations	$33,985	$27,990	$89,934
Foreign operations	649,771	624,059	606,320

	$683,756	$652,049	$696,254

The provision for current and deferred income taxes consists of the following (in thousands):

	For the Year
	2006	2005	2004
Current
Federal	$25,483	$20,844	$(8,456)
State	(5,294)	5,989	7,950
Foreign	80,769	101,847	142,597

	100,958	128,680	142,091

Deferred
Federal	4,635	82,816	16,387
State	(2,185)	11,410	2,550
Foreign	(12,579)	12,124	(37,497)

	(10,129)	106,350	(18,560)

Provision for income taxes	$90,829	$235,030	$123,531

Deferred income taxes are provided principally for tax credit carryforwards, net operating loss carryforwards, research and development expenses, depreciation, employee compensation-related expenses and certain other reserves that are recognized in different years for financial reporting and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2006	2005
Tax credit carryforwards	$228,085	$219,218
Research and development expenses	184,508	172,852
Loss carryforwards	133,752	177,316
Allowances and reserves	95,189	89,161
Intangible assets	29,714	54,780
Deferred compensation	68,097	45,310
Other	64,007	46,058

Gross deferred income tax assets	803,352	804,695

Intangible assets	(36,382)	(35,884)
Other	(15,820)	(33,056)

Gross deferred income tax liabilities	(52,202)	(68,940)

Deferred income tax asset valuation allowances	(185,459)	(201,809)

Net deferred income tax assets	$565,691	$533,946

Net deferred income tax assets are reported in the consolidated balance sheets as follows (in thousands):

	December 31,
	2006	2005
Prepaid expenses and other current assets	$72,406	$58,390
Other noncurrent assets	503,168	495,914
Current liabilities	(1,148)	(1,396)
Other noncurrent liabilities	(8,735)	(18,962)

	$565,691	$533,946

As of December 31, 2006, Mattel has federal and foreign loss carryforwards totaling $359.1 million and tax credit carryforwards of $228.1 million. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods (in millions):

	Loss Carryforwards	Tax Credit Carryforwards
2007 – 2011	$56.6	$129.9
Thereafter	106.7	88.7
No expiration date	195.8	9.5

Total	$359.1	$228.1

Management considered all available evidence and determined that a valuation allowance of $185.5 million was required as of December 31, 2006 for those loss and tax credit carryforwards that are not expected to provide future tax benefits. Of the total valuation allowance of $185.5 million, $4.9 million relates to items whereby the realization, if any, would result in a credit to goodwill rather than income tax expense. Changes in the valuation allowance for 2006 include increases in the valuation allowance for 2006 foreign losses without benefits, including losses of Radica Games Limited (“Radica”), acquired by Mattel in 2006, and a decrease in the valuation allowance for loss carryforwards which expired and were written off. Management believes it is more likely than not that Mattel will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of the remaining net deferred income tax assets of $565.7 million.

Differences between the provision for income taxes at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows (in thousands):

	For the Year
	2006	2005	2004
Provision at US federal statutory rates	$239,315	$228,217	$243,689
Increase (decrease) resulting from:
Foreign earnings taxed at different rates, including withholding taxes	(104,846)	(70,942)	(68,175)
Foreign losses without income tax benefit	15,738	10,110	7,730
State and local taxes, net of US federal benefit	1,314	583	6,825
Repatriation of foreign earnings under the Jobs Act, including state taxes	—	107,010	—
Adjustments to previously accrued taxes	(63,016)	(38,572)	(65,100)
Other	2,324	(1,376)	(1,438)

Provision for income taxes	$90,829	$235,030	$123,531

On May 17, 2006, the Tax Increase Prevention and Reconciliation Act (the “Tax Act”) was signed into law. As a result of the certain provisions of the Tax Act, Mattel’s 2006 income tax provision was positively impacted by approximately $37 million. These provisions of the Tax Act impacting Mattel’s 2006 income tax provision are set to expire on December 31, 2008. On October 22, 2004, the American Jobs Creation Act (the “Jobs Act”) was signed into law. Among its various provisions, the Jobs Act creates a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Mattel repatriated $2.4 billion in foreign earnings during 2005, resulting in an increase to Mattel’s 2005 income tax provision of $107.0 million.

The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to permanently invest and upon which no deferred US income taxes have been provided is $1.8 billion as of December 31, 2006. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed.

Mattel accrues a tax reserve for additional income taxes and interest, which may become payable in future years as a result of audit adjustments by tax authorities. Mattel applies a consistent methodology to estimate any additional tax liabilities based on management’s assessment of all relevant information, including prior audit experiences. The tax reserves are periodically reviewed and are adjusted as circumstances warrant and as events occur that affect Mattel’s liability for additional taxes, such as the lapsing of applicable statutes of limitations, conclusion of tax audits, identification of new issues, and any administrative guidance or administrative developments.

As of December 31, 2006, Mattel’s tax reserves totaled approximately $127 million, and related to potential income tax audit adjustments by US federal, state and foreign tax authorities primarily in areas such as transfer pricing and challenges to Mattel’s global intercompany pricing structure; challenges to tax credits claimed by local tax authorities; income tax nexus and apportionment issues for which local tax authorities may challenge Mattel’s nexus activities and apportionment among entities and jurisdictions; and issues identified in current income tax audits. Mattel will adopt FIN 48 as of January 1, 2007.

In 2006, Mattel recognized total income tax benefits of $63.0 million related to settlements with taxing authorities, including $56.8 million as a result of settlements with foreign tax authorities and $6.2 million due to a settlement with a state tax authority for tax years 1997 and 1998. Of the $63.0 million of total income tax benefits recorded, $57.5 million represents refunds of previously paid taxes, recorded as an expense in previous years. These refunds were recorded as a reduction to income tax expense in the period the refunds were received by Mattel. The remainder of the tax benefit recorded in 2006 is a net reduction to total income tax reserves resulting from tax settlements with foreign and state tax authorities.

In 2005, Mattel reduced its total income tax reserves by $38.6 million as a result of tax settlements reached with various tax authorities and reassessments of tax exposures based on the status of current audits in various jurisdictions around the world. In 2004, Mattel reached a settlement with the Internal Revenue Service (“IRS”) regarding the examination of Mattel’s US federal income tax returns for the years 1998 through 2001. The settlement resulted in a net benefit of $65.1 million from changes in tax estimates, and the benefit is reflected in the 2004 provision for income taxes in the consolidated statement of operations. During 2005, the IRS completed its examination of the Mattel, Inc. US federal income tax returns for 2002 and 2003.

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. Mattel is currently under audit by the IRS for the 2004 and 2005 tax years. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

Accounting principles generally accepted in the United States of America require that tax benefits related to the exercise of nonqualified stock options and stock warrants be credited to additional paid-in-capital. The exercise of nonqualified stock options resulted in an increase in additional paid-in-capital for related income tax benefits totaling $8.5 million in 2006, and an increase in additional paid-in-capital totaling $4.3 million in 2005.

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

A summary of retirement plan expense is as follows (in millions):

	For the Year
	2006	2005	2004
Defined benefit pension plans	$21.7	$22.2	$15.2
Defined contribution retirement plans	29.7	29.6	27.8
Postretirement benefit plans	3.7	4.9	5.0
Deferred compensation and excess benefit plans	4.5	3.2	3.1
Government-mandated plans outside the US	0.6	0.3	0.9

	$60.2	$60.2	$52.0

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

Adoption of SFAS No. 158

In the fourth quarter of 2006, Mattel adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an entity to (i) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (ii) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (iii) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS No. 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement requirements associated with postretirement benefit plan accounting. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is consistent with Mattel’s current accounting treatment. Retrospective application of SFAS No. 158 is not permitted and accordingly, results for the prior periods have not been restated.

The impact of adopting SFAS No. 158 on the December 31, 2006 consolidated balance sheet is as follows (in thousands):

	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158
Other noncurrent assets (a)	$697,029	$26,644	$723,673
Total assets	4,929,240	26,644	4,955,884
Other noncurrent liabilities (b)	223,889	80,787	304,676
Total noncurrent liabilities	859,603	80,787	940,390
Accumulated other comprehensive (loss), net of tax (c)	(222,718)	(54,143)	(276,861)
Total stockholders’ equity	2,487,117	(54,143)	2,432,974

(a)	Intangible assets and deferred tax assets totaled $0 and $60,353, respectively, after the adoption of SFAS No. 158.
(b)	Noncurrent accrued benefit liability totaled $176,584 after the adoption of SFAS No. 158.
(c)	Accumulated other comprehensive (loss) for pension benefits totaled $(101,393) after the adoption of SFAS No. 158.

A summary of the components of Mattel’s net benefit cost for the years ended December 31 is as follows (in thousands):

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2006	2005	2004	2006	2005	2004
Service cost	$12,110	$10,016	$7,998	$106	$119	$121
Interest cost	24,234	23,117	21,584	2,690	3,245	3,404
Expected return on plan assets	(25,804)	(23,889)	(22,146)	—	—	—
Amortization of prior service cost	1,933	1,920	(599)	—	—	—
Recognized actuarial loss	9,205	10,993	7,877	918	1,507	1,498

Net periodic benefit cost	21,678	22,157	14,714	3,714	4,871	5,023
Special termination benefits	—	—	519	—	—	—

Net benefit cost	$21,678	$22,157	$15,233	$3,714	$4,871	$5,023

Net periodic benefit cost for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year
	2006	2005	2004
Defined benefit pension plans:
Discount rate	5.4%	5.7%	6.0%
Weighted average rate of future compensation increases	4.4%	4.4%	4.4%
Long-term rate of return on plan assets	8.0%	8.0%	8.0%

Postretirement benefit plans:
Discount rate	5.4%	5.7%	6.0%
Annual increase in Medicare Part B premium	6.0%	6.0%	4.0%
Health care cost trend rate:
Pre-65	9.0%	10.0%	8.0%
Post-65	10.0%	11.0%	9.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.0%	5.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2010	2010	2007
Post-65	2011	2011	2007

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

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $9.9 million. The estimated net loss for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net period benefit cost over the next fiscal year is $0.8 million.

A summary of the changes in benefit obligation and plans assets is as follows (in thousands):

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation, beginning of year	$466,453	$418,410	$59,938	$58,564
Service cost	12,110	10,016	106	119
Interest cost	24,234	23,117	2,690	3,245
Participant contributions	56	54	—	—
Plan amendments	423	16,820	—	—
Impact of currency exchange rate changes	12,093	(10,551)	—	—
Actuarial loss (gain)	(28,743)	29,158	(9,625)	1,732
Benefits paid	(24,240)	(20,571)	(3,063)	(3,722)

Benefit obligation, end of year	$462,386	$466,453	$50,046	$59,938

Change in Plan Assets
Plan assets at fair value, beginning of year	$296,564	$287,667	$—	$—
Actual return on plan assets	31,979	21,176	—	—
Employer contributions	14,212	13,266	3,063	3,722
Participant contributions	56	54	—	—
Impact of currency exchange rate changes	7,192	(5,028)	—	—
Benefits paid	(24,240)	(20,571)	(3,063)	(3,722)

Plan assets at fair value, end of year	$325,763	$296,564	$—	$—

Net Amount Recognized in Consolidated Balance Sheets
Funded status, end of year	$(136,623)	$(169,889)	$(50,046)	$(59,938)
Unrecognized actuarial loss	N/A	178,215	N/A	23,970
Unrecognized prior service cost	N/A	17,161	N/A	—

Net amount recognized	N/A	$25,487	N/A	$(35,968)

Intangible asset	N/A	$17,161	N/A	$—
Accrued benefit liability	N/A	(99,403)	N/A	(35,968)
Accumulated other comprehensive loss (a)	N/A	107,729	N/A	—

Net amount recognized	N/A	$25,487	N/A	$(35,968)

Current accrued benefit liability	(6,454)	N/A	(3,631)	N/A
Noncurrent accrued benefit liability	(130,169)	N/A	(46,415)	N/A

Total accrued benefit liability	$(136,623)	N/A	$(50,046)	N/A

Amounts recognized in Accumulated Other Comprehensive Loss (a)
Net loss	$137,864	$107,729	$13,427	$—
Prior service cost	10,455	—	—	—

	$148,319	$107,729	$13,427	$—

(a)	Amounts exclude related tax benefits of $60.4 million and $39.0 million for December 31, 2006 and 2005, respectively, which are also included in accumulated other comprehensive loss.

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of December 31, 2006 and 2005 totaled $435.9 million and $428.4 million, respectively. Mattel does not have any defined benefit pension plans for which the plan assets exceed the accumulated benefit obligation.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31,
	2006	2005
Defined benefit pension plans:
Discount rate	5.7%	5.4%
Weighted average rate of future compensation increases	4.0%	4.4%

Postretirement benefit plans:
Discount rate	5.7%	5.4%
Annual increase in Medicare Part B premium	6.0%	6.0%
Health care cost trend rate:
Pre-65	9.0%	9.0%
Post-65	11.0%	10.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2011	2010
Post-65	2013	2011

The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Benefit Plans Before Subsidy	Benefit of Medicare Part D Subsidy
2007	$20,870	$4,109	$(375)
2008	21,092	4,183	(403)
2009	20,711	4,191	(411)
2010	20,025	4,248	(423)
2011	20,421	4,280	(425)
2012 – 2016	125,098	21,317	(2,123)

Mattel expects to make cash contributions totaling approximately $15 million to its defined benefit pension and postretirement benefit plans in 2007, including approximately $10 million for benefit payments for its unfunded plans.

Mattel’s domestic defined benefit pension plan assets are comprised of the following:

	December 31,
	2006	2005
Equity securities	75%	70%
Debt securities	23	26
Cash	2	4

	100%	100%

Mattel periodically commissions an actuarial study of the plans’ assets and liabilities to determine an asset allocation that would best match cash flows from the plans’ assets to expected benefit payments. The percentage allocation of plan assets as of December 31, 2006 approximates the target allocation of such assets. The

Administrative Committee, which includes Mattel’s Treasurer, monitors the returns earned by the plans’ assets and reallocates investments as needed. Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 8.0% as of December 31, 2006 is reasonable based on historical returns, and based on the fact that the actual return on market value of plan assets has been approximately 10% over the last ten years.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2006 by approximately $4.7 million and $(4.1) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2006 by approximately $0.3 million and $(0.2) million, respectively.

The Medicare Act was signed into law on December 8, 2003. On May 19, 2004, the FASB issued FSP No. 106-2, which provides guidance as to how employers who sponsor post-65 prescription drug benefits should recognize the impact of the Medicare Act. Applying the guidance in FSP No. 106-2, Mattel, with the assistance of its outside actuaries, determined that the prescription drug benefits provided to certain retirees under one of its postretirement benefit plans are actuarially equivalent to the benefits provided under Medicare Part D, and that Mattel will be eligible to receive a federal subsidy beginning in 2006. On July 1, 2004, Mattel adopted the provisions of FSP No. 106-2 and reduced its accumulated postretirement benefit obligation by $7.6 million in recognition of the actuarial impact of the subsidy on benefits attributed to prior service. Mattel’s net periodic benefit cost for 2004 was reduced by $1.0 million in the areas of interest cost ($0.5 million) and amortization of unrecognized net actuarial loss ($0.5 million). On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Medicare Act. The final regulations did not have a material impact on Mattel’s results of operations or financial position for the year ending December 31, 2006.

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

Defined Contribution Retirement Plans

Domestic employees are eligible to participate in 401(k) savings plans sponsored by Mattel or its subsidiaries, which are funded defined contribution plans satisfying ERISA requirements. Mattel makes employer contributions in cash and allows employees to allocate both their voluntary contributions and their employer automatic and matching contributions to a variety of investment funds, including a fund that is fully invested in Mattel common stock (the “Mattel Stock Fund”). Employees are not required to allocate any funds to the Mattel Stock Fund, which allows employees to limit or eliminate their exposure to market changes in Mattel’s stock price. Furthermore, Mattel’s plans limit an employee’s maximum allocation to the Mattel Stock Fund to 25% of the employee’s total account balance. Employees may generally reallocate their account balances on a daily basis. The only limitation on the frequency of reallocations applies to changes involving the Mattel Stock Fund by employees classified as insiders or restricted personnel under Mattel’s insider trading policy. Pursuant to Mattel’s insider trading policy, insiders and restricted personnel are limited to certain periods in which they may make allocations into or out of the Mattel Stock Fund.

Certain non-US employees participate in other defined contribution retirement plans with varying vesting and contribution provisions.

Deferred Compensation and Excess Benefit Plans

Mattel has a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by

Mattel and participating employees to an excess benefit plan, earns various rates of return. The liability for these plans as of December 31, 2006 and 2005 was $50.6 million and $52.0 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $62.5 million and $58.7 million as of December 31, 2006 and 2005, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.

Incentive Compensation Plans

Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and subject to certain approvals of the Compensation Committee of the Board of Directors. For 2006, 2005, and 2004, $93.7 million, $22.0 million and $41.8 million, respectively, was charged to expense for awards under these plans.

The Mattel 2003 Long-Term Incentive Plan (the “LTIP”) was approved by Mattel’s stockholders in May 2003. The LTIP is intended to motivate and retain key executives of Mattel who regularly and directly make or influence decisions that affect the medium- and long-term success of Mattel. The LTIP replaces the Long-Term Incentive Plan approved in November 2000 and is effective as of January 1, 2003. Awards are based upon the financial performance of Mattel during a specified performance period and are settled in cash or unrestricted or restricted common stock of Mattel. In March 2003, the Compensation Committee of Mattel’s Board of Directors established a January 1, 2003—December 31, 2006 performance cycle under the LTIP and in March 2005, the Compensation Committee established a January 1, 2005—December 31, 2007 performance cycle under the LTIP. For 2006, $14.8 million was charged to expense for LTIP awards. No amounts were charged to expense in 2005 or 2004 for LTIP awards.

Note 5—Seasonal Financing and Debt

Seasonal Financing

Mattel maintains and periodically amends or replaces a $1.3 billion domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated in March 2005 and the expiration date of the facility was extended to March 23, 2010. The other terms and conditions of the amended and restated facility are substantially similar to those contained in the previous facility. Interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The domestic unsecured committed revolving credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2006. As of December 31, 2006, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.29 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 11.72 to 1 (compared to a minimum allowed of 3.50 to 1).

On December 9, 2005, Mattel, Mattel Asia Pacific Sourcing Limited (“MAPS”), a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed a credit agreement (“the MAPS facility”) which provides for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008, and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of

$100.0 million, with a maturity date of December 9, 2008. Interest is charged at various rates selected by Mattel based on Eurodollar rates or bank reference rates. On December 15, 2006, in addition to the required payment of $50.0 million, MAPS prepaid an incremental $125.0 million of the MAPS term loan facility. The remaining $50.0 million principal amount, consisting of $14.3 million due on December 15, 2007 and $35.7 million due on December 9, 2008, was prepaid on January 16, 2007. As of December 31, 2006, there was no balance outstanding on the MAPS revolving loan facility. In connection with the MAPS facility, Mattel executed a Continuing Guaranty Agreement pursuant to which Mattel unconditionally guaranteed the obligations of MAPS arising pursuant to the MAPS facility. The MAPS facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios at the end of each fiscal quarter and fiscal year, using the formulae specified and ratios allowed in the MAPS facility to calculate the ratios. The formulae specified in the MAPS facility are the same as those required by the domestic unsecured committed revolving credit facility. Mattel was in compliance with such covenants at December 31, 2006.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2006, foreign credit lines totaled approximately $200 million, a portion of which are used to support letters of credit. Mattel expects to extend the majority of these credit lines throughout 2007.

In June 2006, Mattel issued $100.0 million of unsecured floating rate senior notes (“Floating Rate Senior Notes”) due June 15, 2009 and $200.0 million of unsecured 6.125% senior notes (“6.125% Senior Notes”) due June 15, 2011 (collectively “Senior Notes”). Interest on the Floating Rate Senior Notes is based on the three-month US Dollar London Interbank Offered Rate (“LIBOR”) plus 40 basis points with interest payable quarterly beginning September 15, 2006. Interest on the 6.125% Senior Notes is payable semi-annually beginning December 15, 2006. The 6.125% Senior Notes may be redeemed at any time at the option of Mattel at a redemption price equal to the greater of (i) the principal amount of the notes being redeemed plus accrued interest to the redemption date, or (ii) a “make whole” amount based on the yield of a comparable US Treasury security plus 20 basis points.

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive loss. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR rate used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

In October 2005, a major credit rating agency maintained its long-term rating for Mattel at BBB, but changed its long-term outlook to negative and reduced its short-term rating to A-3. In March 2006, this same credit rating agency reduced Mattel’s long-term credit rating to BBB- and changed the outlook from negative to stable. Also in October 2005, another major credit rating agency maintained its long-term rating for Mattel at Baa2, but changed its long-term outlook to negative. In May 2006, another major credit rating agency reduced Mattel’s long-term credit rating to BBB. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

Mattel believes its cash on hand at the beginning of 2007, amounts available under its domestic unsecured committed revolving credit facility, the MAPS facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2007. As of December 31, 2006, Mattel had available incremental borrowing resources totaling approximately $1.3 billion under its domestic unsecured committed revolving credit facility, the MAPS facility and foreign credit lines.

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

Sales of receivables pursuant to the domestic receivables sale facility occur periodically, generally quarterly. The receivables are sold by Mattel Sales Corp. and Fisher-Price, Inc. to Mattel Factoring for a purchase price equal to the nominal amount of the receivables sold. Mattel Factoring then sells such receivables to the bank group at a slight discount, and Mattel acts as a servicer for such receivables. Mattel has designated Mattel Sales Corp. and Fisher-Price, Inc. as sub-servicers, as permitted by the facility. Mattel’s appointment as a servicer is subject to termination events that are customary for such transactions. The domestic receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. Mattel retains a servicing interest in the receivables sold under this facility. The fair value of the net servicing asset is based on an estimate of interest Mattel earns on cash collections prior to remitting the funds to the bank group, partially offset by an estimate of the cost of servicing the trade receivables sold. The fair value of the net servicing asset totaled $2.3 million at December 31, 2006.

Until the Master Agreement was terminated on February 9, 2007, Mattel International Holdings B.V., a company incorporated in the Netherlands (the “Depositor”), Mattel France, a company incorporated in France (“Mattel France”), and Mattel GmbH, a company incorporated in Germany (“Mattel Germany”), each of which is a subsidiary of Mattel, and Societe Generale Bank Nederland N.V. (“SGBN”), were parties to a Master Agreement for the Transfer of Receivables that established a Euro 150 million European trade receivables facility (the “European trade receivables facility”), pursuant to which Mattel France and Mattel Germany sold trade receivables to SGBN. The European trade receivables facility was subject to conditions to funding, representations and warranties, undertakings and early termination events that were customary for transactions of this nature.

Sales of receivables pursuant to the European trade receivables facility occurred monthly, with the last such sale occurring on January 10, 2007. The receivables were sold by Mattel France and Mattel Germany directly to SGBN for a purchase price equal to the nominal amount of the receivables sold. As a result, no Mattel subsidiary was used as a special purpose entity in connection with these transactions. A portion of the purchase price was funded by SGBN and a portion by a deposit provided by the Depositor. The amount of the deposit was reset on each date on which new receivables were sold. During the 12-month period ending December 31, 2006, the deposit was, on average, equal to about 51% of the aggregate notional amount of sold receivables outstanding during such period. The deposit totaled $120.1 million and $97.8 million as of December 31, 2006 and December 31, 2005, respectively.

As with the domestic receivables facility, each sale of accounts receivable was recorded in Mattel’s consolidated balance sheet at the time of such sale. Under the European trade receivables facility, the outstanding amount of receivables sold could not exceed Euro 60 million from February 1 through July 31 of each year and could not exceed Euro 150 million at all other times.

Each of Mattel France and Mattel Germany was appointed to service the receivables sold by it to SGBN. No servicing fees were paid by SGBN for such services. The appointment of each of Mattel France and Mattel Germany to act as servicer was subject to termination events that were customary for transactions of this nature. The fair value of the net servicing asset was based on an estimate of interest Mattel would earn on cash collections prior to remitting the funds to the purchaser, partially offset by an estimate of the cost of servicing the trade receivables sold. The net servicing asset for the European trade receivables facility was not material at December 31, 2006 or 2005.

Mattel France and Mattel Germany were obligated to pay certain fees to the Depositor in consideration of the Depositor providing the deposit to SGBN. During the 12-month period ending December 31, 2006, fees paid by Mattel France and Mattel Germany to the Depositor were, on average, approximately 0.11% of the aggregate notional amount of sold receivables outstanding during such period.

In November 2006, the commitment termination date for the European trade receivables facility was extended until February 28, 2007. However, effective on February 9, 2007, the Depositor, Mattel France and Mattel Germany terminated the European trade receivable facility with SGBN. The Company determined the facility was no longer necessary based on projected international cash flows and seasonal financing needs.

Mattel’s aggregate losses on receivables sold under the domestic and European trade receivables facilities were $11.8 million, $8.7 million, and $6.4 million during the years ended December 31, 2006, 2005, and 2004, respectively.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows (in thousands):

	December 31,
	2006	2005
Receivables sold pursuant to the:
Domestic receivables facility	$255,871	$251,372
European receivables facility	103,886	95,946
Other factoring arrangements	52,505	95,763

	$412,262	$443,081

Short-Term Borrowings

As of December 31, 2006, Mattel had no foreign short-term bank loans outstanding and no short-term revolving loans outstanding under the MAPS revolving loan facility. As of December 31, 2005, Mattel had foreign short-term bank loans outstanding totaling $18.0 million, at a weighted average interest rate of 6.5% and short-term revolving loans outstanding of $100.0 million under the MAPS revolving loan facility, at a rate of 4.9%.

During 2006 and 2005, Mattel had average borrowings of $0 and $640.0 million, respectively, under its domestic unsecured committed credit facilities, $47.1 million and $2.7 million, respectively, under the MAPS revolving loan facility, and $30.4 million and $32.9 million, respectively, under its foreign credit lines and other short-term borrowings to help finance its seasonal working capital requirements. The weighted average interest rate on domestic borrowings was 3.1% during 2005, 5.4% and 4.9% on the MAPS revolving loan facility during

2006 and 2005, respectively, and 10.0% and 10.8% during 2006 and 2005, respectively, on the foreign credit lines and short-term borrowings.

Long-Term Debt

Mattel’s long-term debt consists of the following (in thousands):

	December 31,
	2006	2005
Medium-term notes due May 2007 to November 2013	$350,000	$400,000
Senior Notes due June 2009 to June 2011	300,000	—
MAPS term loan facility due December 2007 to December 2008	50,000	225,000

	700,000	625,000
Less: current portion	(64,286)	(100,000)

Total long-term debt	$635,714	$525,000

Mattel’s Medium-term notes bear interest at fixed rates ranging from 6.50% to 7.49%, with a weighted average interest rate of 7.09% and 7.08% as of December 31, 2006 and 2005, respectively. During 2006, Mattel repaid $50.0 million of Medium-term notes upon maturity.

In June 2006, Mattel issued $100.0 million of unsecured Floating Rate Senior Notes due June 15, 2009 and $200.0 million of unsecured 6.125% Senior Notes due June 15, 2011. In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate.

In December 2006, Mattel repaid $50.0 million and prepaid $125.0 million of the MAPS term loan facility. In January 2007, Mattel repaid the remaining $50.0 million of the MAPS term loan facility. The MAPS term loan facility bears interest at various rates as selected by Mattel, based on Eurodollar rates or bank reference rates, with a weighted average interest rate of 5.6% and 5.2% during 2006 and 2005, respectively.

During 2005, Mattel repaid $150.0 million of 6 1/8% senior notes and the 10.15% mortgage note for $39.1 million upon maturity.

The aggregate amount of long-term debt maturing in the next five years is as follows (in thousands):

	Medium- Term Notes	Senior Notes	MAPS Term Loan	Total
2007	$50,000	$—	$14,286	$64,286
2008	50,000	—	35,714	85,714
2009	50,000	100,000	—	150,000
2010	50,000	—	—	50,000
2011	50,000	200,000	—	250,000
Thereafter	100,000	—	—	100,000

	$350,000	$300,000	$50,000	$700,000

Note 6—Stockholders’ Equity

Preference Stock

Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.

Preferred Stock

Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

Common Stock Repurchase Program

The Board of Directors approved an increase to the share repurchase program of an additional $250.0 million in November 2003 and, at that time, there were share repurchase authorizations that had not been executed totaling $5.6 million. During 2004, Mattel repurchased 14.7 million shares at a cost of $255.1 million. In 2005, the Board of Directors approved the repurchase of an additional $500.0 million of Mattel’s common stock. During 2005, Mattel repurchased 28.9 million shares at a cost of $500.4 million. In January 2006, the Board of Directors authorized Mattel to increase its share repurchase program by an additional $250.0 million. During 2006, Mattel repurchased 11.8 million shares at a cost of $192.7 million. At December 31, 2006, share repurchase authorizations of $57.3 million had not been executed. Repurchases take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Dividends

In 2006, 2005 and 2004, Mattel paid a dividend per share of $0.65, $0.50 and $0.45, respectively, to holders of its common stock. The Board of Directors declared the dividend in November, and Mattel paid the dividend in December of each year. The payment of dividends on common stock is at the discretion of Mattel’s Board of Directors and is subject to customary limitations.

Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss), net of tax, are as follows (in thousands):

	For the Year
	2006	2005	2004
Net income	$592,927	$417,019	$572,723

Currency translation adjustments	69,632	(38,767)	36,380
Minimum pension liability adjustments	21,465	(7,243)	(1,430)
Net unrealized gain (loss) on derivative instruments:
Unrealized holding (losses) gains	(13,063)	25,348	(33,232)
Reclassification adjustment for realized losses included in net income	2,276	3,904	31,820

	80,310	29,252	(1,412)

Net unrealized gains on securities:
Unrealized holding gains	—	(195)	(4,820)
Reclassification adjustment for realized gains included in net income	—	(16,247)	(11,539)

	—	(16,442)	(16,359)

	$673,237	$383,819	$589,902

For 2006, currency translation adjustments resulted in a net gain of $69.6 million, with gains from the strengthening of the Euro and British pound sterling against the US dollar, partially offset by the weakening of the Mexican peso against the US dollar. For 2005, currency translation adjustments resulted in a net loss of $38.8 million, with losses from the weakening of the Euro and British pound sterling against the US dollar being partially offset by gains from the strengthening of the Mexican peso against the US dollar. For 2004, currency translation adjustments resulted in a net gain of $36.4 million, with gains from the strengthening of the British pound sterling, Euro, and Mexican peso against the US dollar being partially offset by losses from the weakening of the Indonesian rupiah against the US dollar.

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2006	2005
Currency translation adjustments	$(168,927)	$(238,559)
Minimum pension liability adjustments, net of tax	(47,250)	(68,715)
Net unrealized (loss) gain on derivative instruments, net of tax	(6,541)	4,246
Adjustment for initial adoption of SFAS No. 158, net of tax	(54,143)	—

	$(276,861)	$(303,028)

Note 7—Share-Based Payments

Mattel Stock Option Plans

In May 2005, Mattel’s stockholders approved the Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”). Upon approval of the 2005 Plan, Mattel terminated its Amended and Restated 1996 Stock Option Plan (the “1996 Plan”) and its 1999 Stock Option Plan (the “1999 Plan”), except with regard to grants then outstanding under the 1996 Plan and the 1999 Plan. Restricted stock awards made under the 1996 Plan continue to vest pursuant to the terms of their respective grant agreements. Outstanding stock option grants under plans that have expired or have been terminated continue to be exercisable under the terms of their respective grant agreements. All such stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of three years from the date of grant. Except as discussed below (“Stock Option Review”), stock options generally were granted with exercise prices equal to the fair market value of Mattel’s common stock on the date of grant, although there are a few outstanding stock options that were granted with an exercise price in excess of the fair market value of Mattel’s common stock on the date of grant, as to which vesting was dependent upon Mattel’s common stock achieving a specified fair market value during a specified time period. Options were granted to non-employee members of Mattel’s Board of Directors under the 1996 Plan with exercise prices equal to the fair market value of Mattel’s common stock on the date of grant; such options expire no later than ten years from the date of grant and vest over a period of four years from the date of grant.

Under the 2005 Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights and shares of common stock to officers, employees, and other persons providing services to Mattel. Generally, options vest and become exercisable contingent upon the grantees’ continued employment with Mattel. In the event of a retirement of an employee aged 55 years or greater with 5 or more years of service that occurs at least 6 months after the grant date, nonqualified stock options become fully vested. A similar provision exists for non-employee directors. Nonqualified stock options are granted at not less than 100% of the fair market value of Mattel’s common stock on the date of grant, expire no later than ten years from the date of grant and vest on a schedule determined by the Compensation Committee of the Board of Directors, generally during a period of three years from the date of grant. RSUs granted under the 2005 Plan are generally accompanied by dividend equivalent rights and generally vest over a period of three years from the date of grant. The 2005 Plan also contains provisions regarding grants of equity compensation to the non-employee members of the Board of Directors. Pursuant to these provisions, the Compensation Committee has approved grants to non-employee members of the Board of Directors that consist of a mix of nonqualified stock options and restricted stock units; such stock options and restricted stock units vest over a period of three years from the date of grant, and such stock options have exercise prices equal to the fair market value of Mattel’s common stock on the date of grant and expire no later than ten years from the date of grant. The 2005 Plan expires on May 18, 2015, except as to any grants then outstanding.

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

Prior to January 1, 2006, Mattel presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows and benefits of tax deductions less than the compensation cost recognized for those options (“shortfalls”) be classified as operating cash flows. Excess tax benefits reflected as a financing cash inflow totaled $12.0 million during the year ended December 31, 2006. Excess tax benefits (shortfalls) reflected as operating cash inflows (outflows) totaled $(3.5) million, $4.3 million, and $(0.4) million during the years ended December 31, 2006, 2005, and 2004, respectively.

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

As of December 31, 2006, total unrecognized compensation cost related to unvested share-based payments totaled $29.3 million and is expected to be recognized over a weighted-average period of 2.5 years.

Stock Option Review

In August 2006, two derivative shareholder lawsuits were filed against Mattel and certain of its past and present executive officers and members of its Board of Directors in Los Angeles County Superior Court, alleging that certain stock option grants had been backdated (the “State Court Derivative Shareholder Lawsuits”). During the third quarter of 2006, Mattel commenced and completed a comprehensive review of its historical stock option practices for grants made during the period from the fourth quarter of 1993 through the third quarter of 2006. Outside legal counsel participated in this review, including performing certain investigative procedures.

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

The unintentional accounting errors associated with the use of incorrect measurement dates for certain grants caused non-cash compensation expense to be understated by a cumulative amount of $19.3 million ($13.3 million net of income tax) over the years 1995 through 2005. All of the errors were related to grants made prior to 2003, and the impact on income from continuing operations was not material to any previously reported period (less than 1% in every year). Because the errors are not material to any prior period financial statement and the impact on the current year of correcting the cumulative errors is also not material, a correcting entry to record the cumulative impact of these errors was recorded in the third quarter of 2006. The entry increased other selling and administrative expenses by $19.3 million and reduced provision for income taxes by $6.0 million, which resulted in a $13.3 million reduction in net income. The correcting adjustment also had the effect of increasing noncurrent deferred tax assets by $3.5 million and additional paid-in capital by $16.8 million as of December 31, 2006.

In January 2007, two additional shareholder derivative lawsuits were filed against Mattel and certain of its past and present executive officers and members of its Board of Directors in United States District Court for the Central District of California, alleging that certain stock options grants had been backdated (the “Federal Court Derivative Shareholder Lawsuits”). The factual allegations in the Federal Court Derivative Shareholder Lawsuits are identical to those in the State Court Derivative Shareholder Lawsuits.

In light of the results of the review of its historical stock option practices, Mattel does not believe that final resolution of the State Court Derivative Shareholder Lawsuits or the Federal Court Derivative Shareholder Lawsuits will have a material adverse impact on its consolidated results of operations or financial position.

Stock Options

In addition to the $19.3 million pre-tax charge for prior period unintentional stock option accounting errors, Mattel recognized compensation expense of $4.6 million for stock options during the year ended December 31, 2006 as a component of other selling and administrative expenses.

As a result of adopting SFAS No. 123(R) on January 1, 2006, Mattel’s income before income taxes and net income for the year ended December 31, 2006, are $4.6 million and $2.9 million lower, respectively, than if Mattel had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.01 and $0.01 lower, respectively, than if Mattel had continued to account for share-based compensation under APB Opinion No. 25.

Prior to January 1, 2006, no compensation expense was recognized in the consolidated statements of operations for stock options. Had compensation expense in 2005 and 2004 for nonqualified stock options granted been determined based on their fair value at the measurement date, consistent with the fair value method of accounting prescribed by SFAS No. 123, Mattel’s net income and net income per common share would have been adjusted as follows (amounts in millions, except per share amounts):

	For the Year
	2005	2004
Net income
As reported	$417.0	$572.7
Pro forma compensation cost, net of tax	(49.0)	(32.9)

Pro forma net income	$368.0	$539.8

Net income per common share
Basic
As reported	$1.02	$1.37
Pro forma compensation cost, net of tax	(0.12)	(0.08)

Pro forma net income per common share—basic	$0.90	$1.29

Diluted
As reported	$1.01	$1.35
Pro forma compensation cost, net of tax	(0.11)	(0.08)

Pro forma net income per common share—diluted	$0.90	$1.27

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

	2006	2005	2004
Options granted at market price
Expected life (in years)	5.1	4.9	6.3
Risk-free interest rate	4.9%	4.1%	4.0%
Volatility factor	28.0%	27.6%	38.5%
Dividend yield	2.8%	2.4%	1.2%

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock option plans during the year ended December 31, 2006 (amounts in thousands, except average exercise price and average remaining life):

	2006		2005		2004
	Number	Average Exercise Price	Number	Average Exercise Price	Number	Average Exercise Price
Outstanding at January 1	47,851	$18.53	45,437	$18.57	42,733	$19.07
Granted	2,505	17.90	7,619	18.68	7,455	16.98
Exercised	(7,385)	16.12	(2,077)	13.68	(1,595)	13.82
Forfeited	(19)	17.94	(938)	18.88	(901)	18.87
Canceled	(4,445)	22.51	(2,190)	23.09	(2,255)	25.10

Outstanding at December 31	38,507	$18.50	47,851	$18.53	45,437	$18.57

Exercisable at December 31	35,529	$18.54	46,871	$18.54	32,371	$18.69

Available for grant at December 31	35,961		42,472		11,274

There were 50 million shares of common stock authorized for equity instrument awards under the 2005 Plan.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during the year ended December 31, 2006, 2005 and 2004 was $38.6 million, $13.3 million and $6.8 million, respectively. At December 31, 2006, the total intrinsic value of options outstanding was $197.7 million, with an average remaining life of 5.1 years. At December 31, 2006, the total intrinsic value of options exercisable was $183.7 million, with an average remaining life of 4.9 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during the year ended December 31, 2006 and 2005 was $116.9 million and $28.4 million, respectively, and the tax benefit for exercises during the year ended December 31, 2006 and 2005 was $8.5 million and $4.3 million, respectively.

Learning Company Stock Option Plans

Prior to its 1999 merger, with Mattel, The Learning Company (“Learning Company”) and its subsidiaries had various incentive and nonqualified stock option plans that provided benefits for eligible employees and non-employee directors. Effective with the 1999 merger, each option outstanding under these plans was converted into an option to purchase 1.2 shares of Mattel common stock. The exercise price of such options was adjusted by dividing the Learning Company option price by 1.2. Other than options granted under some plans assumed by Learning Company in connection with acquisitions, all Learning Company stock options vested and became fully exercisable as a result of the 1999 merger. No options were available for grant under any Learning Company stock option plan during 2006, 2005, or 2004.

The following is a summary of stock option information and weighted average exercise prices for Learning Company’s stock option plans during the year (options in thousands):

	2006		2005		2004
	Number	Price	Number	Price	Number	Price
Outstanding at January 1	77	$4.54	77	$4.54	81	$4.63
Options exercised	(77)	4.54	—	—	(4)	4.88
Options canceled	—	—	—	—	—	—

Outstanding and exercisable at December 31	—	$—	77	$4.54	77	$4.54

Restricted Stock and Restricted Stock Units

Compensation expense recognized related to grants of restricted stock and RSUs to certain employees and non-employee Board members was $3.6 million for the year ended December 31, 2006.

The following table summarizes the number and weighted average grant date fair value of Mattel’s unvested restricted stock and RSUs as of December 31, 2006 (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested at January 1, 2006	220	$12.55
Granted	1,615	17.95
Vested	(5)	20.70
Forfeited	(19)	17.94

Unvested at December 31, 2006	1,811	17.28

Note 8—Financial Instruments

Marketable Securities

As of December 31, 2006 and 2005, Mattel held no marketable securities.

During 2005 and 2004, Mattel sold marketable securities for proceeds totaling $42.0 million and $28.2 million, respectively. Gains on sales of these securities totaling $25.8 million and $18.3 million, net of transaction costs, were recorded in other non-operating (income), net in the consolidated statements of operations for 2005 and 2004, respectively.

Derivative Financial Instruments

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory sale transactions denominated in the Euro, British pound sterling, Canadian dollar Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that caused currency transaction exposure for Mattel during 2006 and 2005. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange and option contracts. Such contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes. The ineffectiveness related to cash flow hedges was not significant during any year.

Mattel uses fair value derivatives to hedge most intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts. Changes in the fair value of these derivatives were not significant to the results of operations during any year.

As of December 31, 2006 and 2005, Mattel held foreign currency forward exchange contracts with notional amounts totaling $1,088.6 million and $727.2 million. The notional amounts of these contracts were equal to the exposure hedged in both years.

The net loss on derivative financial instruments reclassified from accumulated other comprehensive loss to Mattel’s results of operations was $2.3 million, $3.9 million and $31.8 million during 2006, 2005 and 2004, respectively. As of December 31, 2006, $6.7 million of pre-tax unrealized losses ($6.5 million net of tax) and

December 31, 2005, $4.5 million of pre-tax unrealized gains ($4.2 million net of tax), related to derivative instruments have been recorded in accumulated other comprehensive loss. Mattel expects to reclassify the unrealized gains as of December 31, 2006 from accumulated other comprehensive loss to its results of operations over the life of the contracts, generally within 18 months or less.

Fair Value of Financial Instruments

Mattel’s financial instruments include cash, cash equivalents, marketable securities, investments, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, is $714.9 million (compared to a carrying amount of $700.0 million) as of December 31, 2006 and $644.6 million (compared to a carrying amount of $625.0 million) as of December 31, 2005. The estimated fair value has been calculated based on broker quotes or rates for the same or similar instruments.

The estimated fair value of derivative financial instruments recognized in Mattel’s consolidated balance sheets is as follows (in thousands):

	December 31,
	2006	2005
Accounts receivable	$2,961	$1,309
Prepaid expenses and other current assets	2,072	6,218
Accrued liabilities	(8,706)	(2,231)
Other non-current liabilities	(81)	—

The estimated fair value of derivative financial instruments is based on dealer quotes and reflects the amount that Mattel would receive or pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2006 or 2005, respectively.

Note 9—Commitments and Contingencies

Leases

Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities and insurance. Rental expense is recorded on a straight-line basis, including escalating minimum payments. The American Girl Place® leases in Chicago, Illinois, New York, New York, and Los Angeles, California, also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2006 (in thousands):

	Capitalized Leases		Operating Leases
2007	$300		$71,000
2008	300		58,000
2009	300		48,000
2010	300		42,000
2011	300		40,000
Thereafter	7,300		228,000

	$8,800	(a)	$487,000

(a)	Includes $6.5 million of imputed interest.

Rental expense under operating leases amounted to $86.9 million, $77.6 million and $73.7 million for 2006, 2005 and 2004, respectively, net of sublease income of $1.1 million, $1.3 million and $1.7 million in 2006, 2005 and 2004, respectively.

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

Licensing and similar agreements provide for terms extending from 2007 through 2011 and contain provisions for future minimum payments as shown in the following table (in thousands):

Minimum Payments
2007	$39,000
2008	38,000
2009	24,000
2010	21,000
2011	13,000
Thereafter	—

$135,000

Royalty expense for 2006, 2005 and 2004 was $261.2 million, $225.6 million and $204.5 million, respectively.

As of December 31, 2006, Mattel had outstanding commitments for purchases of inventory, other assets and services totaling $372.9 million in fiscal year 2007.

Insurance

Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, general, automobile and product liability risks. Far West insures the first $1.0 million per occurrence of Mattel’s workers’ compensation, the first $0.5 million for general and automobile liability risks and the first $2.0 million per occurrence of product liability risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2006 and 2005 totaled $20.3 million and $22.1 million, respectively, and is included in the consolidated balance sheets. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred using a study prepared by an independent actuary.

Litigation

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleged that Fisher-Price’s PowerTouch™ system infringed a LeapFrog patent relating to an electronic learning device for teaching phonics. A 10-day trial commenced on May 16, 2005, which resulted in a deadlocked jury. As an alternative to retrying the case, the parties agreed to submit the case for decision, based on the existing trial record, to the presiding judge. The plaintiff in this lawsuit asserted a total damages claim of up to approximately $90 million, which was reduced to approximately $58 million pursuant to rulings by the Court, and sought an injunction preventing the further sale of the PowerTouch™ system; the damages could possibly have been trebled if a willful infringement had been found. On March 30, 2006, the Court issued a Memorandum and Order holding that Mattel and Fisher-Price did not infringe LeapFrog’s patent and furthermore holding that LeapFrog’s patent claim, which was the basis of LeapFrog’s lawsuit, was invalid due to obviousness. On May 1, 2006, LeapFrog filed an appeal of the Court’s ruling with the Court of Appeals for the Federal Circuit. Both parties have filed their briefs with regard to the appeal, and the Court of Appeals has scheduled a hearing on March 7, 2007 for oral arguments. Mattel and its subsidiary Fisher-Price continue to believe the action is without merit and intend to continue defending themselves vigorously.

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

In June 2006, the three cases were consolidated in the United States District Court for the Central District of California. On July 17, 2006, the Court issued an order dismissing all claims that Bryant had asserted against Mattel, including Bryant’s purported counterclaims to invalidate Mattel’s Confidential Information and Proprietary Inventions Agreements with its employees, and Bryant’s claims for declaratory relief. Although Bryant was given leave by the Court to file amended claims consistent with the Court’s rulings, Bryant did not do so within the time period allowed. Mattel believes the claims against it are without merit and intends to continue to vigorously defend against them.

In November 2006, Mattel asked the Court for leave to file an Amended Complaint that included not only additional claims against Bryant, but also included claims for copyright infringement, RICO violations, misappropriation of trade secrets, intentional interference with contract, aiding and abetting breach of fiduciary duty and breach of duty of loyalty, and unfair competition, among others, against MGA Entertainment, Inc., Isaac Larian, certain MGA affiliates and an MGA employee. The basis for the Amended Complaint was the MGA defendants’ infringement of Mattel’s copyrights and their pattern of misappropriation of trade secrets and unfair competition in violation of the applicable statutes. On January 12, 2007, the Court allowed Mattel to file these claims as counterclaims in the consolidated cases, which Mattel did that same day. Neither Bryant nor the MGA defendants have responded to the counterclaims.

Environmental

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

Prior to 2003, Mattel recorded pre-tax charges totaling $19.0 million related to this property. During 2004 and 2003, Mattel recognized pre-tax income of $0.9 million and $7.9 million, respectively, representing adjustments to the reserve accrued in 1999 associated with the closure of the Beaverton facility. Costs totaling approximately $7.0 million have been incurred through December 31, 2006 for the Beaverton property, largely related to environmental remediation, attorney fees, consulting work and an employee medical screening program. In January 2003, Mattel entered into a settlement with the ODEQ resolving its cleanup liability in return for a contribution of $0.4 million to the cleanup, which is being performed by the company that caused the contamination. The remaining liability of approximately $3.2 million as of December 31, 2006 represents estimated amounts to be incurred for employee medical screening, project management, and other costs related to the Beaverton property.

General

Mattel is also involved in various other litigation and legal matters, including claims related to intellectual property, product liability and labor, as well as environmental matters, which Mattel is addressing or defending in the ordinary course of business. Management believes that any liability that may potentially result upon resolution of such matters will not have a material adverse effect on Mattel’s business, financial condition or results of operations.

Note 10—Segment Information

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

Mattel’s domestic operating segments include:

Mattel Girls & Boys Brands — including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™, Pixel Chix™, Winx Club™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Batman™, CARS™, Superman™, Radica:® products and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands — including Fisher-Price®, Little People®, BabyGear™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Dora the Explorer™, Go-Diego-Go!™, Winnie the Pooh, InteracTV™ and See ‘N Say® (collectively “Fisher-Price® Friends”) and Power Wheels®.

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

	For the Year
	2006	2005	2004
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$1,507,493	$1,364,922	$1,511,550
Fisher-Price Brands US	1,471,604	1,358,562	1,319,200
American Girl Brands	439,970	436,085	379,112

Total Domestic	3,419,067	3,159,569	3,209,862
International	2,738,967	2,463,984	2,336,236

Gross sales	6,158,034	5,623,553	5,546,098
Sales adjustments	(507,878)	(444,537)	(443,312)

Net sales	$5,650,156	$5,179,016	$5,102,786

Segment Income
Domestic:
Mattel Girls & Boys Brands US	$267,152	$206,496	$326,317
Fisher-Price Brands US	216,107	172,960	173,237
American Girl Brands	96,997	106,158	77,501

Total Domestic	580,256	485,614	577,055
International	419,097	316,153	299,224

	999,353	801,767	876,279
Corporate and other expense (a)	270,535	137,238	145,462

Operating income	728,818	664,529	730,817
Interest expense	79,853	76,490	77,764
Interest (income)	(30,468)	(34,211)	(19,683)
Other non-operating (income), net	(4,323)	(29,799)	(23,518)

Income before income taxes	$683,756	$652,049	$696,254

(a)	Corporate and other expense includes (i) incentive compensation expense of $108.5 million, $22.0 million, and $41.8 million for the years ended December 31, 2006, 2005, and 2004, respectively, (ii) $16.0 million, $7.1 million, and $16.2 million of charges related to severance for the years ended December 31, 2006, 2005, and 2004, respectively, and (iii) stock compensation expense of $27.5 million for the year ended December 31, 2006.

	For the Year
	2006	2005	2004
	(In thousands)
Depreciation/Amortization
Domestic:
Mattel Girls & Boys Brands US	$42,503	$42,921	$48,304
Fisher-Price Brands US	37,358	37,170	37,261
American Girl Brands	12,345	12,798	15,166

Total Domestic	92,206	92,889	100,731
International	55,212	58,594	59,125

	147,418	151,483	159,856
Corporate and other	24,846	23,508	22,622

Depreciation and amortization	$172,264	$174,991	$182,478

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31,
	2006	2005
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$296,533	$255,817
Fisher-Price Brands US	217,124	188,076
American Girl Brands	61,014	60,256

Total Domestic	574,671	504,149
International	663,393	547,980

	1,238,064	1,052,129
Corporate and other	88,898	85,411

Accounts receivable and inventories, net	$1,326,962	$1,137,540

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Year
	2006	2005	2004
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$3,423,663	$3,138,768	$3,233,458
Fisher-Price Brands	2,269,430	2,023,858	1,920,164
American Girl Brands	439,970	436,085	379,112
Other	24,971	24,842	13,364

Gross sales	6,158,034	5,623,553	5,546,098
Sales adjustments	(507,878)	(444,537)	(443,312)

Net sales	$5,650,156	$5,179,016	$5,102,786

Geographic Information

The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant and equipment, net and identifiable intangibles, net.

	For the Year
	2006	2005	2004
	(In thousands)
Revenues
United States	$3,419,067	$3,159,569	$3,209,862
International:
Europe	1,544,541	1,408,653	1,410,525
Latin America	739,941	644,902	524,481
Asia Pacific	239,597	218,240	203,575
Other	214,888	192,189	197,655

Total International	2,738,967	2,463,984	2,336,236

Gross sales	6,158,034	5,623,553	5,546,098
Sales adjustments	(507,878)	(444,537)	(443,312)

Net sales	$5,650,156	$5,179,016	$5,102,786

	December 31,
	2006	2005
	(In thousands)
Long-Lived Assets
United States	$1,030,772	$934,476
International	571,806	529,423

Consolidated total	$1,602,578	$1,463,899

Major Customers

Sales to Mattel’s three largest customers accounted for 43%, 45% and 46% of worldwide consolidated net sales for 2006, 2005 and 2004, respectively, as follows (in billions):

	For the Year
	2006	2005	2004
Wal-Mart	$1.1	$1.0	$1.0
Toys “R” Us	0.8	0.8	0.8
Target	0.5	0.5	0.5

The Mattel Girls & Boys Brands US and Fisher-Price Brands US segments sell products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys “R” Us. The American Girl Brands segment sells its children’s publications to Wal-Mart and Target.

Note 11—Supplemental Financial Information

	December 31,
	2006	2005
	(In thousands)
Inventories include the following:
Raw materials and work in process	$45,470	$34,038
Finished goods	337,679	342,859

	$383,149	$376,897

Property, plant and equipment, net include the following:
Land	$39,445	$29,125
Buildings	227,935	231,597
Machinery and equipment	759,467	736,041
Tools, dies and molds	537,463	557,133
Capital leases	23,271	23,271
Leasehold improvements	128,668	115,496

	1,716,249	1,692,663
Less: accumulated depreciation	(1,179,500)	(1,145,559)

	$536,749	$547,104

Other noncurrent assets include the following:
Deferred income taxes	$503,168	$495,914
Identifiable intangibles (net of amortization of $42.7 million and $38.8 million in 2006 and 2005, respectively)	70,593	20,422
Other	149,912	178,304

	$723,673	$694,640

Accrued liabilities include the following:
Receivable collections due to bank	$245,545	$200,417
Royalties	125,581	106,257
Incentive compensation	93,246	22,555
Advertising and promotion	76,799	75,113
Other	439,264	392,131

	$980,435	$796,473

Other noncurrent liabilities include the following:
Benefit plan liabilities	$176,584	$165,637
Other	128,092	116,758

	$304,676	$282,395

	For the Year
	2006	2005	2004
	(In thousands)
Currency transaction (gains)/losses included in:
Operating income	$(32,008)	$(57,356)	$(56,667)
Other non-operating expense (income), net	(1,652)	3,120	(2,168)

Net transaction (gains)	$(33,660)	$(54,236)	$(58,835)

Other selling and administrative expenses include the following:
Design and development	$173,514	$182,015	$171,337
Bad debt expense	3,399	3,108	7,659
Identifiable intangible asset amortization	3,906	2,315	2,622

Note 12—Acquisition

On October 3, 2006, Mattel completed its acquisition of Radica for net cash paid of $196.4 million, which includes the purchase price and acquisition costs of $235.1 million, net of cash acquired of $38.7 million. Radica manufactures and markets a diverse line of electronic entertainment products including electronic games carrying the Radica:®, 20Q™, Cube World™, and Play TV® brand names and youth electronics carrying the Girl Tech® brand name. Under the Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) between Radica and certain of Mattel’s wholly owned subsidiaries, shareholders of Radica received $11.55 in cash for each share of Radica common stock at the effective time of the amalgamation. Mattel, Inc. is a party to the Amalgamation Agreement solely as a guarantor of the obligations of its subsidiaries under the Amalgamation Agreement. Mattel’s acquisition of Radica is intended to maximize and combine the core competencies of each company, as well as provide growth opportunities internationally and for existing brands like Barbie®, Hot Wheels®, and Fisher-Price®.

Radica had net sales of $58.7 million from the date of acquisition to December 31, 2006, and its results of operations are included in the 2006 consolidated financial statements following the date of acquisition. Radica’s results of operations are not material to Mattel and, therefore, pro-forma results of operations for 2006 and 2005 have not been provided. The following table summarizes the balance sheet of Radica as of the acquisition date based on the estimated fair values of the assets acquired and liabilities assumed:

October 3, 2006
(In thousands)
Cash and equivalents	$38,698
Accounts receivable	33,226
Inventories	35,309
Property, plant and equipment	17,647
Goodwill	107,584
Identifiable intangible assets	54,200
Other assets	9,764

Total assets	$296,428

Liabilities	$61,365
Equity	235,063

Total liabilities and equity	$296,428

Note 13—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2006
Net sales	$793,347	$957,655	$1,790,312	$2,108,842
Gross profit	331,958	416,120	851,369	1,012,346
Advertising and promotion expenses	88,853	100,554	205,886	255,682
Other selling and administrative expenses (a)	275,096	265,655	323,248	368,001
Operating (loss) income	(31,991)	49,911	322,235	388,663
Income (loss) before income taxes	(36,495)	42,354	304,553	373,344
Net income (b)	$30,170	$37,380	$239,025	$286,352

Net income per common share—basic	$0.08	$0.10	$0.63	$0.76
Weighted average number of common shares	388,766	386,191	378,628	378,261

Net income per common share—diluted	$0.08	$0.10	$0.62	$0.75
Weighted average number of common and common equivalent shares	391,287	388,777	382,664	384,008

Dividends declared per common share	$—	$—	$—	$0.65
Common stock market price:
High	$18.13	$17.57	$19.79	$23.80
Low	14.78	15.94	15.88	19.44

Year Ended December 31, 2005
Net sales	$783,120	$886,823	$1,666,145	$1,842,928
Gross profit	344,060	386,817	761,257	880,734
Advertising and promotion expenses	87,709	93,116	191,607	256,683
Other selling and administrative expenses	250,822	265,176	260,850	302,376
Operating income	5,529	28,525	308,800	321,675
Income before income taxes	8,948	26,006	311,339	305,756
Net income (loss) (c)	$6,507	$(93,987)	$225,339	$279,160

Net income (loss) per common share—basic	$0.02	$(0.23)	$0.56	$0.70
Weighted average number of common shares	416,096	409,769	403,743	400,213

Net income (loss) per common share—diluted	$0.02	$(0.23)	$0.55	$0.69
Weighted average number of common and common equivalent shares	421,105	409,769	407,222	402,507

Dividends declared per common share	$—	$—	$—	$0.50
Common stock market price:
High	$21.42	$21.00	$19.45	$17.00
Low	18.35	17.60	16.39	14.53

(a)	Other selling and administrative expenses for the third quarter of 2006 included stock compensation expense of $19.3 million related to the correction of prior period unintentional accounting errors.
(b)	Net income for the year ended December 31, 2006 was favorably impacted by income tax benefits of $56.8 million as a result of settlements with foreign tax authorities in the first quarter of 2006, and $6.2 million in the second quarter of 2006 related to a settlement with a state tax authority for tax years 1997 and 1998.
(c)	Net income for the year ended December 31, 2005 was impacted by an incremental income tax expense of $112.9 million in the second quarter of 2005, and a reduction to income tax expense of $5.9 million in the fourth quarter of 2005 related to the repatriation of unremitted foreign earnings under the Jobs Act. Additionally, net income in the fourth quarter of 2005 was impacted by a $38.6 million income tax benefit primarily related to audit settlements with certain tax authorities in both the US and abroad.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control over Financial Reporting

See Item 8 “Financial Statements and Supplementary Data--Management’s Report on Internal Control over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

Mattel continues to implement a conversion to new and upgraded financial and human resources information technology systems that began in the fourth quarter of 2002. Mattel has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, Mattel’s internal control over financial reporting. Mattel has not made any significant changes to its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to December 31, 2006.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required under this Item is incorporated herein by reference to Mattel’s 2007 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2006. Information with respect to the executive officers of Mattel appears under the heading “Executive Officers of the Registrant” in Part I herein. Mattel has adopted the Mattel Code of Conduct (the “Code of Conduct”) applicable to all directors, officers and employees which includes its general comprehensive code of ethical business conduct as well as provisions related to accounting and financial matters applicable to the Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance organization employees (the “finance code of ethics”). The Code of Conduct is publicly available on Mattel’s corporate website at http://www.mattel.com. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012. If Mattel makes any substantive amendments to the Code of Conduct or the finance code of ethics, or grants any waiver, including any implicit waiver from a provision of the Code of Conduct for any executive officer or director, or the finance code of ethics for the Chief Executive Officer, Chief Financial Officer or Corporate Controller, Mattel will disclose the nature of such amendment or waiver on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors’ corporate governance guidelines and the charters of its Audit, Compensation and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://www.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.

Mattel has filed the certification of its Chief Executive Officer with the New York Stock Exchange (“NYSE”) for 2006 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. In addition, Mattel has filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which are attached hereto as Exhibit 31.0 and Exhibit 31.1, respectively.

Item 11.	Executive Compensation.

The information required under this Item is incorporated herein by reference to Mattel’s 2007 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item is incorporated herein by reference to Mattel’s 2007 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to Mattel’s 2007 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2006.

Item 14.	Principal Accountant Fees and Services.

The information required under this Item is incorporated herein by reference to Mattel’s 2007 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the years ended December 31, 2006, 2005 and 2004

Schedule II—Valuation and Qualifying Accounts and Allowances

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel	10-K	001-05647	3.0	March 28, 2001

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Mattel	10-K	001-05647	3.1	March 28, 2002

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mattel	DEF 14A	001-05647	B	March 26, 1998

3.3	Amended and Restated Bylaws of Mattel	8-K	001-05647	99.0	September 21, 2006

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-K	001-05647	4.0	March 28, 2002

4.1	Indenture, dated as of February 15, 1996, between Mattel and Chase Manhattan Bank and Trust Company, National Association, formerly Chemical Trust Company of California, as Trustee	10-K	001-05647	4.1	March 28, 2002

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.2	Indenture, dated as of February 15, 1996, between Mattel and Chemical Trust Company of California (now known as J. P. Morgan Trust Company, National Association) relating to Senior Debt Securities	S-3ASR	333-134740	4.1	June 5, 2006

4.3	Form of Indenture between Mattel and J. P. Morgan Trust Company, National Association, relating to Subordinated Debt Securities	S-3ASR	333-134740	4.2	June 5, 2006

4.4	Underwriting Agreement dated June 8, 2006, between Mattel and Banc of America Securities LLC and Citigroup Global Markets Inc.	8-K	001-05647	1.1	June 12, 2006

4.5	Form of Floating Rate Notes due June 15, 2009	8-K	001-05647	4.1	June 12, 2006

4.6	Form of 6.125% Notes due June 15, 2011	8-K	001-05647	4.2	June 12, 2006

10.0	Third Amended and Restated Credit Agreement dated as of March 23, 2005, among Mattel, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.0	March 29, 2005

10.1	First Amended and Restated Receivables Purchase Agreement dated as of March 20, 2002 among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions thereto	10-K	001-05647	10.1	March 28, 2002

10.2	Amendment No. 1 to First Amended and Restated Receivables Purchase Agreement dated as of March 19, 2004, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-Q	001-05647	99.1	May 7, 2004

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.3	Amendment No. 2 to First Amended and Restated Receivables Purchase Agreement dated as of March 23, 2005, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.1	March 29, 2005

10.4	Credit Agreement dated as of December 9, 2005, among Mattel Asia Pacific Sourcing Limited, as Borrower, Mattel, Inc., Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.1	December 15, 2005

10.5	Continuing Guaranty Agreement dated as of December 9, 2005, by Mattel, Inc., as Guarantor, to Bank of America, N.A., as Administrative Agent	8-K	001-05647	99.2	December 15, 2005

10.6	Distribution Agreement dated November 12, 1997 among Mattel, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation	10-K	001-05647	10.2	March 24, 2003

10.7	Master Agreement for the Transfer of Receivables dated 30th November, 2001 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V. as Depositor and Mattel France S.A. and Mattel GmbH as the Sellers	10-K	001-05647	10.6	March 28, 2002

10.8	Amendment to Master Agreement for the Transfer of Receivables dated December 20, 2001 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A. and Mattel GmbH	10-K	001-05647	10.7	March 28, 2002

10.9	Amendment to Master Agreement for the Transfer of Receivables dated July 1, 2002 among Societe Generale Bank Nederland, Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	10-Q	001-05647	99.3	August 9, 2002

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.10	Amendment to Master Agreement for the Transfer of Receivables dated July 29, 2003 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	10-Q	001-05647	99.0	August 14, 2003

10.11	Amendment to Master Agreement for the Transfer of Receivables dated July 12, 2004 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	10-Q	001-05647	99.0	August 6, 2004

10.12	Letter Agreement Regarding Master Agreement for the Transfer of Receivables among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	10-Q	001-05647	99.2	November 8, 2004

10.13	Amendment to Master Agreement for the Transfer of Receivables dated June 14, 2005 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	8-K	001-05647	99.0	June 24, 2005

10.14	Amendment to Master Agreement for the Transfer of Receivables dated July 1, 2005 among Societe Generale Bank Nederland N.V., Mattel International Holdings B.V., Mattel France S.A.S. and Mattel GmbH	8-K	001-05647	99.0	July 8, 2005

10.15	Termination agreement with Societe Generale Bank Nederland N.V.	8-K	001-05647	99.0	February 9, 2007

Executive Compensation Plans and Arrangements of Mattel

10.16	Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers	10-K	001-05647	10.9	March 28, 2001

10.17	Executive Employment Agreement dated October 18, 2000 between Mattel and Robert A. Eckert	10-K	001-05647	10.10	March 28, 2001

10.18	Amendment to Executive Employment Agreement between Mattel and Robert A. Eckert dated March 8, 2005	8-K	001-05647	99.7	March 18, 2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.19	Letter Agreement between Mattel and Robert A. Eckert entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.1	April 8, 2005

10.20	Executive Employment Agreement dated January 31, 2000 between Mattel and Neil B. Friedman	10-K	001-05647	10.12	March 10, 2000

10.21	Amendment to Employment Agreement dated November 14, 2000 between Mattel and Neil B. Friedman	10-K	001-05647	10.29	March 28, 2001

10.22	Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Neil B. Friedman dated February 10, 2000	10-K	001-05647	10.14	March 10, 2000

10.23	Letter agreement between Mattel and Neil B. Friedman entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.5	April 8, 2005

10.24	Amended and Restated Executive Employment Agreement dated March 28, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.33	March 28, 2001

10.25	Amendment to Employment Agreement and Stock Option Grant Agreements dated July 20, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.34	March 28, 2001

10.26	Amendment to Employment Agreement dated March 6, 2002 between Mattel and Kevin M. Farr	10-K	001-05647	10.30	March 28, 2002

10.27	Letter agreement between Mattel and Kevin M. Farr entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.4	April 8, 2005

10.28	Executive Employment Agreement dated November 13, 2000 between Mattel and Thomas A. Debrowski	10-K	001-05647	10.24	March 8, 2005

10.29	Letter agreement between Mattel and Thomas A. Debrowski entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.3	April 8, 2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.30	Letter agreement between Mattel and Thomas A. Debrowski dated October 11, 2005, entered into October 12, 2005, amending Mr. Debrowski’s employment agreement	8-K	001-05647	99.2	October 14, 2005

10.31	Employment letter dated August 22, 2000 between Mattel and Bryan G. Stockton	10-K	001-05647	10.26	March 12, 2004

10.32	Letter agreement between Mattel and Bryan G. Stockton entered into on March 28, 2005, regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	10-K	001-05647	10.31	February 27, 2006

10.33	2002 Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 11, 2002

10.34	Mattel, Inc. 2003 Long-Term Incentive Plan	DEF 14A	001-05647	Appendix A	April 2, 2003

10.35	Amendment No.1 to Mattel, Inc. 2003 Long-Term Incentive Plan	8-K	001-05647	99.1	March 18, 2005

10.36	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002

10.37	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-K	001-05647	10.12	March 31, 1999

10.38	Amendment No. 1 to Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-K	001-05647	10.43	March 28, 2001

10.39	Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan as of May 1, 1996	10-K	001-05647	10.37	March 28, 2002

10.40	Amendment No. 1 to Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan	10-K	001-05647	10.22	March 10, 2000

10.41	Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.4	March 18, 2005

10.42	The Fisher-Price Pension Plan (1994 Restatement)	10-K	001-05647	10.41	March 28, 2002

10.43	Fifth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.49	March 28, 2001

10.44	Sixth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.43	March 28, 2002

10.45	Seventh Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.36	March 12, 2004

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.46	Eighth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.37	March 12, 2004

10.47	Ninth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.48	February 27, 2006

10.48*	Tenth Amendment to the Fisher-Price Pension Plan

10.49	The Fisher-Price Section 415 Excess Benefit Plan	10	001-05647	10(n)	June 28, 1991

10.50*	Mattel, Inc. Personal Investment Plan, January 1, 2006 Restatement

10.51	Mattel, Inc. Amended and Restated 1990 Stock Option Plan (the “1990 Plan”)	10-K	001-05647	10.49	March 28, 2002

10.52	Amendment No. 1 to the 1990 Plan	S-4	33-50749	F-1	October 25, 1993

10.53	Amendment No. 2 to the 1990 Plan	10-K	001-05647	10.57	March 28, 2001

10.54	Amendment No. 3 to the 1990 Plan	10-K	001-05647	10.34	March 10, 2000

10.55	Amendment No. 4 to the 1990 Plan	10-Q	001-05647	99.0	May 3, 2000

10.56	Form of First Amendment to Award Agreement under the 1990 Plan	10-K	001-05647	10.60	March 28, 2001

10.57	Notice of Grant of Stock Options and Grant Agreement under the 1990 Plan	10-K	001-05647	10.61	March 28, 2001

10.58	Grant Agreement for a Non-Qualified Stock Option under the 1990 Plan	10-K	001-05647	10.62	March 28, 2001

10.59	Award Cancellation Agreement under the 1990 Plan	10-K	001-05647	10.63	March 28, 2001

10.60	Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the “1996 Plan”)	10-K	001-05647	10.58	March 28, 2002

10.61	Amendment to the 1996 Plan	S-8	333-75145	4.2	March 26, 1999

10.62	Amendment No. 2 to the 1996 Plan	10-K	001-05647	10.42	March 10, 2000

10.63	Amendment No. 3 to the 1996 Plan	10-Q	001-05647	99.1	May 3, 2000

10.64	Amendment No. 4 to the 1996 Plan	10-K	001-05647	10.68	March 28, 2001

10.65	Amendment No. 5 to the 1996 Plan	10-Q	001-05647	99.1	October 26, 2001

10.66	Amendment to the 1996 Plan	10-K	001-05647	10.64	March 28, 2002

10.67	Amendment No. 6 to the 1996 Plan	10-Q	001-05647	99.0	August 9, 2002

10.68	Amendment No. 7 to the 1996 Plan	10-Q	001-05647	99.0	November 12, 2002

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.69	Form of Option Grant Agreement for Outside Directors (Initial Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.1	August 14, 2003

10.70	Form of Option Grant Agreement for Outside Directors (Annual Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.2	August 14, 2003

10.71	Form of Option Grant Agreement (Three Year Vesting) under the 1996 Plan, as amended	10-Q	001-05647	99.3	August 14, 2003

10.72	Form of Grant Agreement for a Restricted Stock Grant under the Mattel, Inc. 1996 Stock Option Plan	8-K	001-05647	99.6	March 18, 2005

10.73	Mattel, Inc. 1997 Premium Price Stock Option Plan (the “1997 Plan”)	DEF 14A	001-05647	A	March 26, 1998

10.74	First Amendment to the 1997 Plan	10-Q	001-05647	10.00	July 21, 1998

10.75	Second Amendment to the 1997 Plan	10-K	001-05647	10.26	March 31, 1999

10.76	Amendment No. 3 to the 1997 Plan	10-K	001-05647	10.48	March 10, 2000

10.77	Amendment No. 4 to the 1997 Plan	10-K	001-05647	10.75	March 28, 2001

10.78	Amendment No. 5 to the 1997 Plan	10-Q	001-05647	99.1	August 9, 2002

10.79	Form of Option and TLSAR Agreement under the 1997 Plan (25% Premium Grant), as amended	10-Q	001-05647	10.1	July 21, 1998

10.80	Form of Option and TLSAR Agreement under the 1997 Plan (33 1/3 % Premium Grant), as amended	10-Q	001-05647	10.2	July 21, 1998

10.81	Mattel 1999 Stock Option Plan (the “1999 Plan”)	10-K	001-05647	10.51	March 10, 2000

10.82	Amendment No. 1 to the 1999 Plan	10-Q	001-05647	99.2	May 3, 2000

10.83	Amendment No. 2 to the 1999 Plan	10-K	001-05647	10.80	March 28, 2001

10.84	Amendment No. 3 to the 1999 Plan	10-Q	001-05647	99.2	August 9, 2002

10.85	Form of Option Grant Agreement (Three Year Vesting) under the 1999 Plan, as amended	10-K	001-05647	10.77	March 12, 2004

10.86	Mattel, Inc. 2005 Equity Compensation Plan (“the 2005 Plan”)	DEF 14A	001-05647	Appendix C	April 13, 2005

10.87	Form of Grant Agreement for August 1, 2005 grants to employees of Non-Qualified Stock Options (“NQSOs”) under the 2005 Plan	8-K	001-05647	99.1	August 5, 2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.88	Form of Grant Agreement for August 1, 2006 grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	August 4, 2006

10.89	Form of Grant Agreement for August 1, 2006 grants to employees of Restricted Stock Units with Dividend Equivalents (“RSUs”) under the 2005 Plan	8-K	001-05647	99.5	August 4, 2006

10.90	Form of Grant Agreement for August 1, 2005 grant to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 5, 2005

10.91	Form of Grant Agreement for August 1, 2006 grant to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.1	August 4, 2006

10.92	Form of Grant Agreement for August 1, 2006 grant to Robert A. Eckert of RSUs under the 2005 Plan	8-K	001-05647	99.6	August 4, 2006

10.93	Form of Grant Agreement for August 1, 2005 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.4	August 5, 2005

10.94	Form of Grant Agreement for August 1, 2006 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 4, 2006

10.95	Form of Grant Agreement for August 1, 2005 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.5	August 5, 2005

10.96	Form of Grant Agreement for August 1, 2006 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	August 4, 2006

10.97	Form of Grant Agreement for August 1, 2005 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.6	August 5, 2005

10.98	Form of Grant Agreement for August 1, 2006 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.4	August 4, 2006

10.99	Form of Grant Agreement for October 18, 2005 grant to Neil B. Friedman of RSUs under the 2005 Plan	8-K	001-05647	99.1	October 14, 2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.100	Form of Amendment to Grant Agreement for October 18, 2005 grant to Neil B. Friedman of RSUs under the 2005 Plan	8-K	001-05647	99.4	May 12, 2006

10.101	Form of Grant Agreement for Initial Grants to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.1	March 17, 2006

10.102	Form of Grant Agreement as of March 16, 2006 for Initial Grant to Outside Director of RSUs under the 2005 Plan	8-K	001-05647	99.0	May 3, 2006

10.103	Form of Grant Agreement as of September 15, 2006 for Initial Grant to Outside Director of RSUs under the 2005 Plan	8-K	001-05647	99.0	August 2, 2006

10.104	Form of Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	10-Q	001-05647	99.0	August 3, 2005

10.105	Form of Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of RSUs under the 2005 Plan	10-Q	001-05647	99.1	August 3, 2005

10.106	Form of Amendment to Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of RSUs under the 2005 Plan	8-K	001-05647	99.3	May 12, 2006

10.107	Form of Grant Agreement for May 11, 2006 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.1	May 12, 2006

10.108	Form of Grant Agreement for May 11, 2006 Annual Grants to Outside Directors of RSUs under the 2005 Plan	8-K	001-05647	99.2	May 12, 2006

10.109*	Mattel, Inc. Key Executive Life Insurance Plan (for Robert A. Eckert)

10.110	Mattel, Inc. Summary of Compensation of the Non-Employee Members of the Board of Directors	8-K	001-05647	99.2	March 18, 2005

11.0*	Computation of Income per Common and Common Equivalent Share

12.0*	Computation of Earnings to Fixed Charges

21.0*	Subsidiaries of the Registrant as of December 31, 2006

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
23.0*	Consent of Independent Registered Public Accounting Firm

24.0*	Power of Attorney (on page 114 of Form 10-K)

31.0*	Certification of Principal Executive Officer dated February 26, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated February 26, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated February 26, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

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

Date: February 26, 2007

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

Signature	Title	Date

/S/ ROBERT A. ECKERT Robert A. Eckert	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2007

/S/ KEVIN M. FARR Kevin M. Farr	Chief Financial Officer (principal financial officer)	February 26, 2007

/s/ H. SCOTT TOPHAM H. Scott Topham	Senior Vice President and Corporate Controller (principal accounting officer)	February 26, 2007

/s/ EUGENE P. BEARD Eugene P. Beard	Director	February 26, 2007

/s/ MICHAEL J. DOLAN Michael J. Dolan	Director	February 26, 2007

Signature	Title	Date

/s/ TULLY M. FRIEDMAN Tully M. Friedman	Director	February 26, 2007

/s/ DR. FRANCES D. FERGUSSON Dr. Frances D. Fergusson	Director	February 26, 2007

/s/ DOMINIC NG Dominic Ng	Director	February 26, 2007

/s/ ANDREA L. RICH Andrea L. Rich	Director	February 26, 2007

/s/ RONALD L. SARGENT Ronald L. Sargent	Director	February 26, 2007

/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Director	February 26, 2007

/s/ G. CRAIG SULLIVAN G. Craig Sullivan	Director	February 26, 2007

/s/ JOHN L. VOGELSTEIN John L. Vogelstein	Director	February 26, 2007

/s/ KATHY BRITTAIN WHITE Kathy Brittain White	Director	February 26, 2007

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations	Net Deductions		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2006	$24,577	$3,399	$(8,574	)(a)	$19,402
Year ended December 31, 2005	32,831	3,108	(11,362	)(a)	24,577
Year ended December 31, 2004	27,451	7,659	(2,279	)(a)	32,831

Allowance for Inventory Obsolescence
Year ended December 31, 2006	$60,535	$22,953	$(40,225	)(b)	$43,263
Year ended December 31, 2005	65,231	27,574	(32,270	)(b)	60,535
Year ended December 31, 2004	53,647	35,437	(23,853	)(b)	65,231

Income Tax Valuation Allowances
Year ended December 31, 2006	$201,809	$12,564	$(28,914	)(c)	$185,459
Year ended December 31, 2005	205,277	16,249	(19,717	)(c)	201,809
Year ended December 31, 2004	208,878	25,745	(29,346	)(c)	205,277

(a)	Includes writeoffs, recoveries of previous writeoffs, and currency translation adjustments.
(b)	Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw materials, write-downs and currency translation adjustments.
(c)	Primarily represents utilization of loss carryforwards.