Form 10-Q
period 2007-03-31
MATTEL INC /DE/
filed 2007-05-03
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of May 1, 2007:

393,340,306 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	March 31, 2006	December 31, 2006
	(Unaudited; in thousands, except share data)
ASSETS

Current Assets
Cash and equivalents	$984,197	$603,272	$1,205,552
Accounts receivable, net	730,579	585,039	943,813
Inventories	448,553	410,761	383,149
Prepaid expenses and other current assets	202,033	284,293	317,624

Total current assets	2,365,362	1,883,365	2,850,138

Property, plant and equipment, net	518,828	535,217	536,749
Goodwill	850,046	719,212	845,324
Other noncurrent assets	733,374	727,026	723,673

Total Assets	$4,467,610	$3,864,820	$4,955,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$—	$43,468	$—
Current portion of long-term debt	90,000	100,000	64,286
Accounts payable	259,515	216,668	375,882
Accrued liabilities	473,466	431,428	980,435
Income taxes payable	23,697	108,472	161,917

Total current liabilities	846,678	900,036	1,582,520

Noncurrent Liabilities
Long-term debt	560,000	525,000	635,714
Other	428,251	282,836	304,676

Total noncurrent liabilities	988,251	807,836	940,390

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,613,259	1,588,592	1,613,307
Treasury stock at cost; 46.8 million shares, 51.9 million shares and 57.1 million shares, respectively	(814,975)	(921,312)	(996,981)
Retained earnings	1,664,103	1,339,992	1,652,140
Accumulated other comprehensive loss	(271,075)	(291,693)	(276,861)

Total stockholders’ equity	2,632,681	2,156,948	2,432,974

Total Liabilities and Stockholders’ Equity	$4,467,610	$3,864,820	$4,955,884

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited; in thousands, except per share amounts)

Net Sales	$940,265	$793,347
Cost of sales	521,579	461,389

Gross Profit	418,686	331,958
Advertising and promotion expenses	105,310	88,853
Other selling and administrative expenses	292,745	275,096

Operating Income (Loss)	20,631	(31,991)
Interest expense	14,483	15,203
Interest (income)	(11,960)	(8,820)
Other non-operating expense (income), net	2,470	(1,879)

Income (Loss) Before Income Taxes	15,638	(36,495)
Provision (benefit) for income taxes	3,675	(66,665)

Net Income	$11,963	$30,170

Net Income Per Common Share—Basic	$0.03	$0.08

Weighted average number of common shares	389,883	388,766

Net Income Per Common Share—Diluted	$0.03	$0.08

Weighted average number of common and common equivalent shares	396,750	391,287

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$11,963	$30,170
Adjustments to reconcile net income to net cash flows used for operating activities:
Net (gain) loss on disposal of property, plant and equipment	(129)	674
Depreciation	40,910	41,051
Amortization	2,920	959
Deferred income taxes	(16,429)	(20,621)
Shared-based compensation	3,656	764
Changes in assets and liabilities:
Accounts receivable	216,674	184,654
Inventories	(64,046)	(32,972)
Prepaid expenses and other current assets	112,731	(5,226)
Accounts payable, accrued liabilities and income taxes payable	(643,675)	(475,876)
Other, net	8,889	(13,658)

Net cash flows used for operating activities	(326,536)	(290,081)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(13,408)	(13,019)
Purchases of other property, plant and equipment	(10,733)	(15,538)
Proceeds from disposal of other property, plant and equipment	174	283

Net cash flows used for investing activities	(23,967)	(28,274)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	—	10,931
Repayments of short-term borrowings	—	(85,629)
Repayments of long-term borrowings	(50,000)	—
Share repurchases	—	(13,279)
Proceeds from exercises of stock options	174,836	8,742
Other, net	5,764	939

Net cash flows from (used for) financing activities	130,600	(78,296)

Effect of Currency Exchange Rate Changes on Cash	(1,452)	2,189

Decrease in Cash and Equivalents	(221,355)	(394,462)
Cash and Equivalents at Beginning of Period	1,205,552	997,734

Cash and Equivalents at End of Period	$984,197	$603,272

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, gross	$25,220	$91,192
Interest	9,263	10,566

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

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2006 Annual Report on Form 10-K.

2.    Change in Accounting Principle

Effective January 1, 2007, Mattel adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 excludes income taxes from the scope of Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority.

Prior to January 1, 2007, Mattel recorded reserves related to uncertain tax positions as a current liability, whereas upon adoption of FIN 48, Mattel reclassified tax reserves related to uncertain tax positions for which a cash tax payment is not expected within the next twelve months to noncurrent liabilities. Mattel’s adoption of FIN 48 did not require a cumulative effect adjustment to the opening balance of its retained earnings.

3.    Accounts Receivable

Accounts receivable are shown net of allowances for doubtful accounts of $19.4 million, $20.1 million, and $19.4 million as of March 31, 2007, March 31, 2006, and December 31, 2006, respectively.

4.    Inventories

Inventories include the following:

	March 31, 2007	March 31, 2006	December 31, 2006
	(In thousands)
Raw materials and work in process	$56,294	$38,443	$45,470
Finished goods	392,259	372,318	337,679

	$448,553	$410,761	$383,149

5.    Property, Plant and Equipment

Property, plant and equipment, net include the following:

	March 31, 2007	March 31, 2006	December 31, 2006
	(In thousands)
Land	$28,962	$29,264	$39,445
Buildings	239,070	233,141	227,935
Machinery and equipment	759,911	741,264	759,467
Tools, dies and molds	541,071	555,458	537,463
Capital leases	23,271	23,271	23,271
Leasehold improvements	130,974	122,482	128,668

	1,723,259	1,704,880	1,716,249
Less: accumulated depreciation	(1,204,431)	(1,169,663)	(1,179,500)

	$518,828	$535,217	$536,749

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

The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2007 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

	December 31, 2006	Additions	Impact of Currency Exchange Rate Changes	March 31, 2007
	(In thousands)
Mattel Girls Brands US	$38,278	$—	$161	$38,439
Mattel Boys Brands US	126,193	2,715	13	128,921
Fisher-Price Brands US	217,291	—	29	217,320
American Girl Brands	207,571	—	—	207,571
International	255,991	1,358	446	257,795

	$845,324	$4,073	$649	$850,046

7.    Other Noncurrent Assets

Other noncurrent assets include the following:

	March 31, 2007	March 31, 2006	December 31, 2006
	(In thousands)
Deferred income taxes	$517,715	$514,927	$503,168
Identifiable intangibles, net (net of amortization of $44.9 million, $39.4 million and $42.7 million, respectively)	68,364	19,858	70,593
Other	147,295	192,241	149,912

	$733,374	$727,026	$723,673

8.    Accrued Liabilities

Accrued liabilities include the following:

	March 31, 2007	March 31, 2006	December 31, 2006
	(In thousands)
Royalties	$60,314	$58,019	$125,581
Advertising and promotion	57,975	37,153	76,799
Receivable collections due bank	19,442	45,252	245,545
Other	335,735	291,004	532,510

	$473,466	$431,428	$980,435

9.    Long-term Debt

Long-term debt consists of the following:

	March 31, 2007	March 31, 2006	December 31, 2006
	(In thousands)
Medium-term notes due May 2007 to November 2013	$350,000	$400,000	$350,000
Senior Notes due June 2009 to June 2011	300,000	—	300,000
MAPS term loan facility	—	225,000	50,000

	650,000	625,000	700,000
Less: current portion	(90,000)	(100,000)	(64,286)

	$560,000	$525,000	$635,714

In January 2007, Mattel repaid the remaining $50.0 million of the MAPS term loan facility and, as a result of the repayment, the MAPS term loan facility terminated.

10.    Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	March 31, 2007	March 31, 2006	December 31, 2006
	(In thousands)
Noncurrent tax liabilities	$129,361	$18,993	$8,735
Benefit plan liabilities	181,725	172,254	176,584
Other	117,165	91,589	119,357

	$428,251	$282,836	$304,676

In connection with the January 1, 2007 adoption of FIN 48, tax reserves for which a cash tax payment is not expected in the next twelve months were reclassified from current income taxes payable to other noncurrent liabilities.

11.    Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Net income	$11,963	$30,170
Currency translation adjustments	6,395	10,366
Net unrealized gain (loss) on derivative instruments:
Unrealized holding gains	348	1,724
Reclassification adjustment for realized (gains) losses included in net income	(957)	(755)

	(609)	969

	$17,749	$41,505

The components of accumulated other comprehensive loss are as follows:

	March 31, 2007	March 31, 2006	December 31, 2006
	(In thousands)
Currency translation adjustments	$(162,532)	$(228,193)	$(168,927)
Minimum pension liability adjustments, net of tax	—	(68,715)	—
Net unrealized (loss) gain on derivative instruments, net of tax	(7,150)	5,215	(6,541)
Defined pension plan adjustments, net of tax	(101,393)	—	(101,393)

	$(271,075)	$(291,693)	$(276,861)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures were related to entities having functional currencies denominated in the Euro, British pound sterling and Mexican peso. For the three months ended March 31, 2007, currency translation adjustments resulted in a net gain of $6.4 million, with gains from the strengthening of the Euro against the US dollar, partially offset by the weakening of the Mexican peso against the US dollar. For the three months ended March 31, 2006, currency translation adjustments resulted in a net gain of $10.4 million, with gains from the strengthening of the Euro, and Indonesian rupiah against the US dollar, partially offset by the weakening of the Mexican peso against the US dollar.

12.    Income Taxes

Effective January 1, 2007, Mattel adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the financial statements. Mattel’s adoption of FIN 48 did not require a cumulative effect adjustment to the opening balance of its retained earnings. Mattel reclassified tax reserves for which a cash tax payment is not expected in the next twelve months from current to noncurrent liabilities. Mattel classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense.

As of January 1, 2007, Mattel had $122.0 million of liabilities for unrecognized tax benefits, of which $101.1 million would, if recognized, affect the effective tax rate. As of January 1, 2007, Mattel had $12.2 million of accrued liabilities for interest and penalties recognized in its consolidated balance sheet related to unrecognized tax benefits, of which $4.2 million would, if recognized, affect the effective tax rate.

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (“IRS”) has completed audits through the 2003 tax year and is currently auditing the Company’s 2004 and 2005 federal income tax returns. The IRS audit plan calls for the completion of the current examination in the first quarter of 2008. At this time, there is insufficient information related to current IRS, state and foreign audits to quantify any possible changes in the unrecognized tax benefits that may occur during the next twelve months.

Mattel’s federal income tax returns remain subject to examination for the 2004 through 2007 tax years. Mattel files multiple state income tax returns and remains subject to examination in California for the 2003 through 2007 tax years, New York for the 1998 through 2003 tax years, and Wisconsin for the 2004 through 2007 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including Hong Kong and the Netherlands for the 2002 through 2007 tax years and in Mexico for the 2001 through 2007 tax years.

During the three months ended March 31, 2006, Mattel settled multiple ongoing audits by foreign tax authorities and, as a result of the settlements, Mattel recognized income tax benefits of $56.8 million during the first quarter of 2006.

13.    Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense (income), net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction (gains) losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Operating income (loss)	$(6,516)	$(3,200)
Other non-operating expense (income), net	1,223	396

Net transaction (gains)	$(5,293)	$(2,804)

14.    Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Design and development	$43,934	$39,181
Identifiable intangible asset amortization	2,230	564

15.    Earnings Per Share

Basic net income per common share is computed by dividing reported net income by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common shares and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices. Nonqualified stock options totaling 1.5 million and 32.0 million for the three months ended March 31, 2007 and 2006, respectively, were excluded from the calculation of diluted net income per common share because they were anti-dilutive.

16.    Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 4 to the Consolidated Financial Statements in Mattel’s 2006 Annual Report on Form 10-K.

A summary of the components of Mattel’s net periodic benefit cost for the three months ended March 31 is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2007	2006	2007	2006
	(In thousands)
Service cost	$2,986	$2,701	$27	$30
Interest cost	6,277	5,601	688	780
Expected return on plan assets	(6,363)	(6,110)	—	—
Amortization of prior service cost	489	483	—	—
Recognized actuarial loss	2,140	2,787	185	391

	$5,529	$5,462	$900	$1,201

During the three months ended March 31, 2007, Mattel made cash contributions totaling approximately $3 million to its defined benefit pension and postretirement benefit plans. Mattel expects to make cash contributions totaling approximately $15 million to its defined benefit pension and postretirement benefit plans during 2007, including approximately $10 million to cover benefit payments for its unfunded plans. Mattel received a federal subsidy from the Centers for Medicare and Medicaid Services totaling $0.4 million during the first quarter of 2007 related to the 2006 plan year.

17.    Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in Note 7 to the Consolidated Financial Statements in its 2006 Annual Report on Form 10-K. Under the Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”), Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalent rights and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of three years from the date of grant. Such stock options under the 2005 Plan were granted with exercise prices at or above the fair market value of Mattel’s common stock on the applicable measurement dates.

Compensation expense, included within other selling and administrative expense, related to stock options and RSUs is as follows:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Stock option compensation expense	$1,210	$615
RSU compensation expense	2,446	149

	$3,656	$764

As of March 31, 2007, total unrecognized compensation cost related to unvested share-based payments totaled $25.8 million and is expected to be recognized over a weighted-average period of 2.3 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during the three months ended March 31, 2007 and 2006 was $174.8 million and $8.7 million, respectively, and the tax benefit recognized as additional paid-in capital for exercises during the three months ended March 31, 2007 and 2006 was $4.1 million and $0.7 million, respectively.

18.    Contingencies

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleged that Fisher-Price’s PowerTouch™ system infringed a LeapFrog patent relating to an electronic learning device for teaching phonics. A 10-day trial commenced on May 16, 2005, which resulted in a deadlocked jury. As an alternative to retrying the case, the parties agreed to submit the case for decision, based on the existing trial record, to the presiding judge. The plaintiff in this lawsuit asserted a total damages claim of up to approximately $90 million, which was reduced to approximately $58 million pursuant to rulings by the Court, and sought an injunction preventing the further sale of the PowerTouch™ system; the damages could possibly have been trebled if a willful infringement had been found. On March 30, 2006, the Court issued a Memorandum and Order holding that Mattel and Fisher-Price did not infringe LeapFrog’s patent and furthermore holding that LeapFrog’s patent claim, which was the basis of LeapFrog’s lawsuit, was invalid due to obviousness. On May 1, 2006, LeapFrog filed an appeal of the Court’s ruling with the Court of Appeals for the Federal Circuit. On March 7, 2007, oral argument with regard to the appeal took place before a three-judge panel of the Court of Appeals. The Court of Appeals has not yet issued a ruling. Mattel and its subsidiary Fisher-Price continue to believe the action is without merit and intend to continue defending themselves vigorously.

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

In November 2006, Mattel asked the Court for leave to file an Amended Complaint that included not only additional claims against Bryant, but also included claims for copyright infringement, RICO violations, misappropriation of trade secrets, intentional interference with contract, aiding and abetting breach of fiduciary duty and breach of duty of loyalty, and unfair competition, among others, against MGA Entertainment, Inc., Isaac Larian, certain MGA affiliates and an MGA employee. The basis for the Amended Complaint was the MGA defendants’ infringement of Mattel’s copyrights and their pattern of misappropriation of trade secrets and unfair competition in violation of the applicable statutes. On January 12, 2007, the Court granted Mattel leave to file these claims as counterclaims in the consolidated cases, which Mattel did that same day.

19.    Segment Information

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. On October 10, 2005, Mattel announced the consolidation of its domestic Mattel Girls & Boys Brands and Fisher-Price Brands divisions into one division. The creation of the “Mattel Brands” division, which resulted in the consolidation of some management and support functions, preserved the natural marketing and design groups that are empowered to create and market toys based on gender and age groups and is expected to more effectively and efficiently leverage Mattel’s scale. These changes are consistent with Mattel’s ongoing strategy to enhance innovation and improve execution. In connection with this consolidation, Mattel executed an initiative in 2006 to streamline its workforce, primarily in El Segundo, California. The consolidation of these divisions did not change Mattel’s operating segments.

Mattel’s domestic operating segments include:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™, Pixel Chix™, Winx Club™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Batman™, CARS™, Superman™, Radica®, and games and puzzles (collectively “Entertainment”).

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

The tables below present information about revenues, income and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income from operations represents operating income, while consolidated income from operations represents income from operations before income taxes as reported in the consolidated statements of operations. The corporate and other category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis and the impact of changes in foreign currency rates on intercompany transactions.

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$229,792	$229,699
Fisher-Price Brands US	250,035	199,640
American Girl Brands	62,918	61,868

Total Domestic	542,745	491,207
International	482,091	374,245

Gross sales	1,024,836	865,452
Sales adjustments	(84,571)	(72,105)

Net sales	$940,265	$793,347

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Segment Income
Domestic:
Mattel Girls & Boys Brands US	$9,698	$13,407
Fisher-Price Brands US	22,894	(782)
American Girl Brands	(668)	41

Total Domestic	31,924	12,666
International	38,353	5,440

	70,277	18,106
Corporate and other expense (a)	(49,646)	(50,097)

Operating income (loss)	20,631	(31,991)
Interest expense	14,483	15,203
Interest (income)	(11,960)	(8,820)
Other non-operating expense (income), net	2,470	(1,879)

Income (Loss) before income taxes	$15,638	$(36,495)

(a)	Corporate and other expense includes (i) $0.5 million and $13.0 million of charges related to severance for the three months ended March 31, 2007 and 2006, respectively, and (ii) stock compensation expense of $3.7 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively. The 2006 severance charge was related to the January 2006 reduction of over 200 positions, primarily in connection with streamlining of the Mattel Brands organization.

	March 31, 2007	March 31, 2006	December 31, 2006
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$184,920	$209,829	$296,533
Fisher-Price Brands US	258,968	204,612	217,124
American Girl Brands	66,289	68,900	61,014

Total Domestic	510,177	483,341	574,671
International	587,289	444,676	663,393

	1,097,466	928,017	1,238,064
Corporate and other	81,666	67,783	88,898

Accounts receivable and inventories	$1,179,132	$995,800	$1,326,962

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$567,048	$493,207
Fisher-Price Brands	391,251	307,238
American Girl Brands	62,918	61,868
Other	3,619	3,139

Gross sales	1,024,836	865,452
Sales adjustments	(84,571)	(72,105)

Net sales	$940,265	$793,347

20.    New Accounting Pronouncements

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for Mattel as of January 1, 2008. Mattel does not expect the adoption of SFAS No. 159 to have a material impact on its results of operations or financial position.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket!™, Pixel Chix™, Winx Club™ and Disney Classics (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® and Tyco® R/C vehicles and playsets (collectively “Wheels”) and Batman™, CARS™, Superman™, Radica®, and games and puzzles (collectively “Entertainment”).

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

On October 10, 2005, Mattel announced the consolidation of its domestic Mattel Girls & Boys Brands and Fisher-Price Brands divisions into one division. The creation of the “Mattel Brands” division, which resulted in the consolidation of some management and support functions, preserved the natural marketing and design groups that are empowered to create and market toys based on gender and age groups and is expected to more effectively and efficiently leverage Mattel’s scale. These changes are consistent with Mattel’s ongoing goals to enhance innovation and improve execution. In connection with this consolidation, Mattel executed an initiative in 2006 to streamline its workforce, primarily in El Segundo, California. The consolidation of these divisions did not change Mattel’s operating segments.

Management believes that the business environment for Mattel for the remainder of 2007 will be similar to that of 2006. Mattel expects to continue facing challenges both domestically and internationally as retailers continue to tightly manage inventory. Additionally, Mattel has experienced continued cost pressures in the areas of product costs, including oil-based resin and zinc, and employee-related costs. Management believes that Mattel will continue to encounter a challenging retail environment as well as cost pressures.

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

The second goal is to improve execution in areas including manufacturing, distribution and selling. In 2007, Mattel is continuing to focus on improving the efficiency of its supply chain using Lean supply chain initiatives. The objective of the Lean program is to improve the flow of processes, do more with less, and focus on the value chain from beginning to end.

The third goal is to further capitalize on Mattel’s scale advantage. For example, as the world’s largest toy company, Mattel believes it can realize cost savings when making purchasing decisions based on a One Mattel philosophy.

Results of Operations

Consolidated Results

Net sales for the first quarter of 2007 were $940.3 million, up 19% compared to $793.3 million in 2006, including favorable changes in currency exchange rates of 3 percentage points. Net income for the first quarter of 2007 was $12.0 million, or $0.03 per diluted share, as compared to $30.2 million in the first quarter of 2006, or $0.08 per diluted share. Net income for the first quarter of 2006 was positively impacted by $56.8 million of income tax benefits related to audit settlements with foreign tax authorities.

The following table provides a summary of Mattel’s consolidated results for the first quarter of 2007 and 2006 (in millions, except percentage and basis point information):

	For the Three Months Ended March 31,
	2007		2006		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$940.3	100.0%	$793.3	100.0%	19%	—

Gross profit	$418.7	44.5%	$332.0	41.8%	26%	270
Advertising and promotion expenses	105.3	11.2	88.9	11.2	19%	—
Other selling and administrative expenses	292.8	31.1	275.1	34.7	6%	(360)

Operating income (loss)	20.6	2.2	(32.0)	–4.0		620
Interest expense	14.5	1.5	15.2	1.9	-5%	(40)
Interest (income)	(12.0)	–1.3	(8.8)	–1.1	36%	(20)
Other non-operating expense (income), net	2.4		(1.9)

Income (loss) before income taxes	$15.7	1.7%	$(36.5)	-4.6%		630

Sales

Net sales for the first quarter of 2007 were $940.3 million, up 19% compared to $793.3 million in 2006, including favorable changes in currency exchange rates of 3 percentage points. Gross sales within the US increased 10%, as compared to 2006, and accounted for 53.0% of consolidated gross sales in 2007, as compared to 56.8% in 2006. In 2007, gross sales in international markets increased 29%, as compared to 2006, including favorable changes in currency exchange rates of 7 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 15% in the first quarter of 2007 to $567.0 million, with favorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Mattel Girls & Boys Brands were flat compared to 2006 and international gross sales increased 28%, with favorable changes in currency exchange rates of 7 percentage points. Worldwide gross sales of Barbie® increased 2% from 2006, with favorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Barbie® declined 21% in the first quarter of 2007, and international gross sales increased 20%, including favorable changes in currency exchange rates of 7 percentage points. Domestic gross sales of Barbie® were negatively impacted by the strong performance of last year’s Mermaidia™ product compared to the current year’s Fairytopia™ III: Magic of the Rainbow™ line, and sales declines in My Scene™ products. In international markets, prior year sales of Barbie® were negatively impacted by the late introduction of Mermaidia™ products in several markets, while current year growth in sales was led by Barbie® basics, Princesses, and Fairytopia™ products. Worldwide gross sales of Other Girls products declined 8%, including favorable changes in currency exchange rates of 4 percentage points, with sales declines in Polly Pocket!™ domestically and Winx Club™ and Pixel Chix™ worldwide. Worldwide gross sales of Wheels products increased 15%, including favorable changes in currency exchange rates of 3 percentage points, primarily as a result of strong sales growth in Hot Wheels® internationally and Matchbox® worldwide. Worldwide gross sales of Entertainment products increased 59%, including favorable changes in currency exchange rates of 4 percentage points, primarily driven by continued strong sales of CARS™ products, growth in the games business and the inclusion of $19.4 million of Radica® sales.

Worldwide gross sales of Fisher-Price Brands increased 27% in the first quarter of 2007 to $391.3 million, including favorable changes in currency exchange rates of 2 percentage points. Worldwide sales of Core Fisher-Price® increased 27%, including favorable changes in currency exchange rates of 2 percentage points, primarily driven by continued strength in sales of BabyGear™ and infant, preschool, and newborn products. Worldwide gross sales of Fisher-Price® Friends increased 45%, including favorable changes in currency exchange rates of 2 percentage points, primarily driven by continued strength of Nickelodeon® properties, including Go, Diego, Go!™ and The Backyardigans™, and strong sales of T.M.X.™ Elmo.

American Girl Brands gross sales increased 2% in the first quarter of 2007 to $62.9 million, as compared to $61.9 million in the first quarter of 2006, primarily due to sales from the American Girl Place® retail store in Los Angeles, California, which opened in April 2006.

Cost of Sales

Cost of sales increased by $60.2 million, or 13%, from $461.4 million in the first quarter of 2006 to $521.6 million in the first quarter of 2007, as compared to a 19% increase in net sales. On an overall basis, cost of sales increased primarily due to increased sales volume. Within cost of sales, product costs increased by $54.7 million, or 15%, from $361.6 million in the first quarter of 2006 to $416.3 million in first quarter of 2007, which was primarily driven by increased sales volume, partially offset by cost savings realized from supply chain efficiency initiatives. Royalty expense increased by $3.0 million, or 9%, from $33.0 million in the first quarter of 2006 to $36.0 million in first quarter of 2007, and is reflective of higher sales of licensed products in 2007. Freight and logistics expenses increased by $2.5 million, or 4%, from $66.8 million in the first quarter of 2006 to $69.3 million in the first quarter of 2007. The increase in freight and logistics expenses was due to increased sales volume, partially offset by cost savings from supply chain and distribution center efficiency initiatives.

Gross Profit

Gross profit, as a percentage of net sales, was 44.5% in the first quarter of 2007, as compared to 41.8% in the first quarter of 2006. The improvement in gross profit was primarily driven by pricing, savings from supply chain initiatives, and favorable product mix, partially offset by external cost pressures. In 2006, price increases in the US were implemented in April and therefore did not have an impact on the first quarter of 2006.

Advertising and Promotion Expenses

Advertising and promotion expenses were 11.2% of net sales in the first quarter of 2007, consistent with last year.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $292.8 million, or 31.1% of net sales, in the first quarter of 2007, as compared to $275.1 million, or 34.7% of net sales, in the first quarter of 2006. In absolute dollars, other selling and administrative expenses increased in 2007 primarily due to the inclusion of Radica® costs, increases in employee related costs and the impact of foreign currency exchange rates. The first quarter of 2006 included a $13.0 million severance charge related to the streamlining of the Mattel Brands organization.

Non-Operating Items

Interest expense decreased from $15.2 million in the first quarter of 2006 to $14.5 million in the first quarter of 2007, due to lower average debt outstanding. Interest income increased from $8.8 million in the first quarter of 2006 to $12.0 million in the first quarter of 2007 due to overall higher invested cash balances and higher interest rates. Other non-operating expenses were $2.4 million in the first quarter of 2007 as compared to other non-operating income of $1.9 million in the first quarter of 2006.

Provision for Income Taxes

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

Domestic Segment

Mattel Girls & Boys Brands US gross sales remained flat at $229.8 million in the first quarter of 2007 compared to $229.7 million in the first quarter of 2006. Within this segment, gross sales of Barbie® products decreased 21%, primarily driven by lower sales of Barbie®’s Fairytopia™ III: Magic of the Rainbow™ products compared to last year’s Mermaidia™, and decreased sales of Barbie®’s My Scene™ products. Other Girls products decreased 25%, primarily driven by decreased sales of Polly Pocket!™ and Pixel Chix™ products. Gross sales of Wheels products increased 3%, driven primarily by sales of Matchbox® products. Gross sales of Entertainment products increased 46%, driven by continued strong sales of CARS™ products, and the inclusion of Radica® sales. Mattel Girls & Boys Brands US segment income declined 28% to $9.7 million in the first quarter of 2007, largely driven by higher other selling and administrative expenses.

Fisher-Price Brands US gross sales increased 25% in the first quarter of 2007 compared to the first quarter of 2006, reflecting an increase in sales of Core Fisher-Price® and Fisher-Price® Friends products. Sales increases in Core Fisher-Price® products reflected strong sales of BabyGear™ and preschool, infant, and newborn products. Sales increases in Fisher-Price® Friends products were driven by several Nickelodeon® properties, including Go, Diego, Go! ™ and The Backyardigans™, and strong sales of T.M.X.™ Elmo. Fisher-Price Brands US segment income increased to $22.9 million in the first quarter of 2007 from a loss of $0.8 million in the first quarter of 2006 due primarily to higher sales volume and improved gross profit resulting from price increases and favorable product mix, partially offset by higher external cost pressures.

American Girl Brands gross sales increased 2% in the first quarter of 2007, as compared to the first quarter of 2006, primarily due to sales from the American Girl Place® retail store in Los Angeles, California, which opened in April 2006. American Girl Brands segment income declined from income of $41 thousand in the first quarter of 2006 to a loss of $668 thousand in the first quarter of 2007, primarily due to higher other selling and administrative costs associated with the expansion of the American Girl Place® retail stores.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first quarter of 2007 versus 2006:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International	29	7
Europe	35	10
Latin America	33	(2)
Asia Pacific	12	4
Other	(7)	(1)

International gross sales increased by 29% in the first quarter of 2007, as compared to the first quarter of 2006, including favorable changes in currency exchange rates of 7 percentage points. Gross sales of Barbie® increased 20% in the first quarter of 2007, including favorable changes in currency exchange rates of 7 percentage points. Prior year first quarter sales of Barbie® were negatively impacted by the late introduction of Mermaidia™ products in several markets, while current year sales growth was led by Barbie® basics, Princesses, and Fairytopia™ III: Magic of the Rainbow™ products. Gross sales of Other Girls products increased 3% in the first quarter of 2007, including favorable changes in currency exchange rates of 6 percentage points, primarily driven by increased sales of Polly Pocket!™ products partially offset by declines of Winx Club™ products. Gross sales of Wheels products increased 28%, including favorable changes in currency exchange rates of 6 percentage points, reflecting growth in Hot Wheels® and Matchbox®. Gross sales of Entertainment products increased 73%, driven by strong sales of CARS™ products, growth in the games business and the inclusion of Radica® sales. Gross sales of Fisher-Price Brands increased 31%, including favorable changes in currency exchange rates of 6 percentage points, driven by strong sales in both Core Fisher-Price® and Fisher-Price® Friends. International segment income increased from $5.4 million in the first quarter of 2006 to $38.4 million in the first quarter of 2007, primarily due to increased sales volume and improved gross profit, as a percentage of net sales, and decreased other selling and administrative costs, as a percentage of net sales.

Income Taxes

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

Operating Activities

Cash flows used for operating activities were $326.5 million in the first quarter of 2007, as compared to $290.1 million used in the first quarter of 2006. The increase in cash flows used for operating activities was primarily due to lower net income and changes in the amount and timing of accrued liabilities and accounts payable payments, partially offset by accounts receivable collections.

Investing Activities

Cash flows used for investing activities in the first quarter of 2007 decreased $4.3 million to $24.0 million, as compared to $28.3 million used in the first quarter of 2006, mainly due to decreased capital expenditures in the first quarter of 2007, primarily due to the construction of the American Girl Place® in Los Angeles, California occurring in the first quarter of 2006. Mattel’s spending level for 2007 is expected to be above last year’s spending but below the long-term targets of $180-$200 million, as set forth in the capital and investment framework.

Financing Activities

Cash flows from financing activities in the first quarter of 2007 were $130.6 million, as compared to cash flow used for financing activities of $78.3 million in the first quarter of 2006. The increase in cash flows from financing activities was primarily due to higher proceeds from the exercise of stock options and the absence of share repurchases in the first quarter 2007.

Seasonal Financing

Mattel maintains and periodically amends or replaces a $1.3 billion domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement expires on March 23, 2010 and interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the first quarter of 2007. As of March 31, 2007, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.21 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 12.50 to 1 (compared to a minimum allowed of 3.50 to 1).

The domestic unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the domestic unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

On December 9, 2005, Mattel, Mattel Asia Pacific Sourcing Limited (“MAPS”), a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed a credit agreement (“the MAPS facility”) which provided for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008, and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest was charged at various rates selected by Mattel based on Eurodollar rates or bank reference rates. On December 15, 2006, in addition to the required payment of $50.0 million, MAPS prepaid an incremental $125.0 million of the MAPS term loan facility. The remaining $50.0 million principal amount, consisting of $14.3 million due on December 15, 2007 and $35.7 million due on December 9, 2008, was prepaid on January 16, 2007. As a result of such pre-payments, the MAPS term loan facility terminated in accordance with its terms, but the MAPS revolving loan facility remained in effect. On March 26, 2007, Mattel terminated the MAPS revolving loan facility. Mattel did not incur any early termination penalties in connection with the termination of the MAPS revolving loan facility.

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

In March 2006, a major credit rating agency reduced Mattel’s long-term credit rating to BBB-, but changed the outlook from negative to stable. In May 2006, another major credit rating agency reduced Mattel’s long-term credit rating to BBB. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

Mattel believes its cash on hand, amounts available under its domestic unsecured committed revolving credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2007.

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

Sales of receivables pursuant to the European trade receivables facility occurred monthly, with the last such sale occurring on January 10, 2007. The receivables were sold by Mattel France and Mattel Germany directly to SGBN for a purchase price equal to the nominal amount of the receivables sold. As a result, no Mattel subsidiary was used as a special purpose entity in connection with these transactions. A portion of the purchase price was funded by SGBN and a portion by a deposit provided by the Depositor. In connection with the termination of the Master Agreement, there was no deposit at March 31, 2007.

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

Mattel France and Mattel Germany were obligated to pay certain fees to the Depositor in consideration of the Depositor providing the deposit to SGBN. Through the termination date, fees paid in 2007 by Mattel France and Mattel Germany to the Depositor were, on average, approximately 0.1% of the aggregate notional amount of sold receivables outstanding during such period.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	March 31, 2007	March 31, 2006	December 31, 2006
	(In millions)
Receivables sold pursuant to the:
Domestic receivables facility	$40.6	$44.7	$255.9
European receivables facility	—	44.6	103.9
Other factoring arrangements	—	6.6	52.5

	$40.6	$95.9	$412.3

Financial Position

Mattel’s cash and equivalents at March 31, 2007 decreased $221.4 million to $984.2 million, as compared to year-end 2006, primarily due to seasonal increases in inventory, the $50.0 million repayment of the MAPS term loan facility, and the timing of accrued liabilities and accounts payable payments, partially offset by accounts receivable collections and proceeds from stock option exercises.

The current portion of long-term debt decreased $10.0 million to $90.0 million at March 31, 2007, as compared to $100.0 million at March 31, 2006, primarily due to the $50.0 million repayment of the MAPS term loan facility and the $50.0 million repayment of Medium-term notes in 2006, partially offset by the reclassification of $90.0 million of Medium-term notes to current. Accounts payable and accrued liabilities decreased by $623.3 million from year-end 2006 to $733.0 million at March 31, 2007, mainly due to the timing of payments of various accrued liability balances, including incentive compensation, royalties, and advertising obligations, and a decrease in amounts due bank related to the European receivables facility. The current portion of income taxes payable decreased from $161.9 million to $23.7 million due to the reclassification of tax reserves for which a cash tax payment is not expected to be made in the next twelve months to other noncurrent liabilities in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 48.

A summary of Mattel’s capitalization is as follows:

	March 31, 2007		March 31, 2006		December 31, 2006
	(In millions, except percentage information)
Medium-term notes	$260.0	7%	$350.0	12%	$300.0	9%
Senior Notes	300.0	8	—	—	300.0	9
MAPS term loan	—	—	175.0	6	35.7	1

Total noncurrent long-term debt	560.0	15	525.0	18	635.7	19
Other noncurrent liabilities	428.3	12	282.8	9	304.7	9
Stockholders’ equity	2,632.7	73	2,156.9	73	2,433.0	72

	$3,621.0	100%	$2,964.7	100%	$3,373.4	100%

Total noncurrent long-term debt increased by $35.0 million at March 31, 2007, as compared to March 31, 2006, due to Senior Notes borrowings of $300.0 million in the second quarter of 2006, partially offset by the $175.0 million repayment of the MAPS term loan facility and the reclassification of $90.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed. Stockholders’ equity of $2.6 billion increased $475.8 million from March 31, 2006, primarily as a result of net income from operations and proceeds from the exercise of stock options, partially offset by share repurchases and the payment of the annual dividend in the fourth quarter of 2006.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, decreased from 23.7% at March 31, 2006 to 19.8% at March 31, 2007. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

Commitments

In connection with the January 1, 2007 adoption of FIN 48, liabilities for uncertain tax positions totaling approximately $121 million for which a cash tax payment is not expected to be made in the next twelve months were reclassified from income taxes payable (within current liabilities) to other noncurrent liabilities. Due to the uncertainty about the periods in which examinations will be completed and limited information related to current audits, Mattel is not able to make reasonably reliable estimates of the periods in which cash settlements will occur with taxing authorities for the noncurrent liabilities.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2006 and have not changed during the first quarter of 2007.

New Accounting Pronouncements

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

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for Mattel as of January 1, 2008. Mattel does not expect the adoption of SFAS No. 159 to have a material impact on its results of operations or financial position.

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

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$229,792	$229,699
Fisher-Price Brands US	250,035	199,640
American Girl Brands	62,918	61,868

Total Domestic	542,745	491,207
International	482,091	374,245

Gross sales	1,024,836	865,452
Sales adjustments	(84,571)	(72,105)

Net sales	$940,265	$793,347

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during 2007 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Indonesian rupiah and Mexican peso.

Interest Rate Risk

In December 2005, Mattel, Mattel Asia Pacific Sourcing Limited (“MAPS”), Bank of America, N.A., and other financial institutions executed the MAPS facility which provides for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008, and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest was charged at varying rates selected by Mattel based on Eurodollar rates or bank reference rates. On December 15, 2006, in addition to the required payment of $50.0 million, MAPS prepaid an incremental $125.0 million of the MAPS term loan facility. The remaining $50.0 million principal amount, consisting of $14.3 million due on December 15, 2007 and $35.7 million due on December 9, 2008, was prepaid on January 16, 2007. As a result of such pre-payments, the MAPS term loan facility terminated in accordance with its terms, but the MAPS revolving loan facility remained in effect. On March 26, 2007, Mattel terminated the MAPS revolving loan facility. Mattel did not incur any early termination penalties in connection with the termination of the MAPS revolving loan facility.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended March 31, 2007.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleged that Fisher-Price’s PowerTouch™ system infringed a LeapFrog patent relating to an electronic learning device for teaching phonics. A 10-day trial commenced on May 16, 2005, which resulted in a deadlocked jury. As an alternative to retrying the case, the parties agreed to submit the case for decision, based on the existing trial record, to the presiding judge. The plaintiff in this lawsuit asserted a total damages claim of up to approximately $90 million, which was reduced to approximately $58 million pursuant to rulings by the Court, and sought an injunction preventing the further sale of the PowerTouch™ system; the damages could possibly have been trebled if a willful infringement had been found. On March 30, 2006, the Court issued a Memorandum and Order holding that Mattel and Fisher-Price did not infringe LeapFrog’s patent and furthermore holding that LeapFrog’s patent claim, which was the basis of LeapFrog’s lawsuit, was invalid due to obviousness. On May 1, 2006, LeapFrog filed an appeal of the Court’s ruling with the Court of Appeals for the Federal Circuit. On March 7, 2007, oral argument with regard to the appeal took place before a three-judge panel of the Court of Appeals. The Court of Appeals has not yet issued a ruling. Mattel and its subsidiary Fisher-Price continue to believe the action is without merit and intend to continue defending themselves vigorously.

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

In November 2006, Mattel asked the Court for leave to file an Amended Complaint that included not only additional claims against Bryant, but also included claims for copyright infringement, RICO violations, misappropriation of trade secrets, intentional interference with contract, aiding and abetting breach of fiduciary duty and breach of duty of loyalty, and unfair competition, among others, against MGA Entertainment, Inc., Isaac Larian, certain MGA affiliates and an MGA employee. The basis for the Amended Complaint was the MGA defendants’ infringement of Mattel’s copyrights and their pattern of misappropriation of trade secrets and unfair competition in violation of the applicable statutes. On January 12, 2007, the Court granted Mattel leave to file these claims as counterclaims in the consolidated cases, which Mattel did that same day.

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

Mattel’s business is worldwide in scope, including operations in 43 countries and territories. The deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the US and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition and results of operations. For example, a change in trade status for China could result in a substantial increase in the import duty of toys manufactured in China and imported into the US. In addition, the occurrence of war or hostilities between countries or threat of terrorist activities, and the responses to and results of these activities, could materially impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.

Disruptions in Mattel’s manufacturing operations due to political instability, civil unrest, SARS, avian flu or other diseases could negatively impact Mattel’s business, financial position and results of operations.

Mattel owns, operates and manages manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia and Thailand. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage Mattel’s manufacturing operations located there. In the past, outbreaks of SARS have been significantly concentrated in Asia, particularly in Hong Kong, and in the Guangdong province of China, where many of Mattel’s manufacturing facilities and third-party manufacturers are located. The design, development and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its third-party manufacturers or their suppliers contract SARS, avian flu or other communicable diseases, or otherwise are unable to fulfill their responsibilities. Mattel has developed contingency plans designed to help mitigate the impact of disruptions in its manufacturing operations. Mattel’s business, financial position and results of operations could be negatively impacted by a significant disruption to its manufacturing operations or suppliers.

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

Recent Sales of Unregistered Securities

During the first quarter of 2007, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

During the first quarter of 2007, Mattel did not repurchase any shares of its common stock in the open market. At March 31, 2007, share repurchase authorizations of $57.3 million had not been executed.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

11.0*	Computation of Income per Common and Common Equivalent Share

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated May 3, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated May 3, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated May 3, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[1]

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:

H. Scott Topham Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: As of May 3, 2007