Form 10-Q
period 2007-06-30
MATTEL INC /DE/
filed 2007-08-03
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of August 2, 2007:

393,914,099 shares

MATTEL, INC. AND SUBSIDIARI ES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CO NSOLIDATED BALANCE SHEETS

	June 30, 2007	June 30, 2006	December 31, 2006
	(Unaudited; in thousands, except share data)

ASSETS

Current Assets
Cash and equivalents	$742,621	$625,050	$1,205,552
Accounts receivable, net	860,673	743,701	943,813
Inventories	606,735	538,525	383,149
Prepaid expenses and other current assets	224,929	266,752	317,624

Total current assets	2,434,958	2,174,028	2,850,138

Property, plant and equipment, net	512,688	535,935	536,749
Goodwill	853,672	728,184	845,324
Other noncurrent assets	846,706	745,618	723,673

Total Assets	$4,648,024	$4,183,765	$4,955,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$15,113	$33,391	$—
Current portion of long-term debt	60,000	100,000	64,286
Accounts payable	316,390	295,340	375,882
Accrued liabilities	508,340	504,527	980,435
Income taxes payable	20,591	109,896	161,917

Total current liabilities	920,434	1,043,154	1,582,520

Noncurrent Liabilities
Long-term debt	560,000	795,000	635,714
Other noncurrent liabilities	442,085	291,779	304,676

Total noncurrent liabilities	1,002,085	1,086,779	940,390

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,616,098	1,588,879	1,613,307
Treasury stock at cost; 44.4 million shares, 61.2 million shares and 57.1 million shares, respectively	(769,677)	(1,072,127)	(996,981)
Retained earnings	1,686,907	1,377,372	1,652,140
Accumulated other comprehensive loss	(249,192)	(281,661)	(276,861)

Total stockholders’ equity	2,725,505	2,053,832	2,432,974

Total Liabilities and Stockholders’ Equity	$4,648,024	$4,183,765	$4,955,884

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATE MENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,002,625	$957,655	$1,942,890	$1,751,002
Cost of sales	559,463	541,535	1,081,042	1,002,924

Gross Profit	443,162	416,120	861,848	748,078
Advertising and promotion expenses	107,106	100,554	212,416	189,407
Other selling and administrative expenses	299,207	265,655	591,952	540,751

Operating Income	36,849	49,911	57,480	17,920
Interest expense	14,132	16,078	28,615	31,281
Interest (income)	(10,482)	(6,441)	(22,442)	(15,261)
Other non-operating (income), net	(3,266)	(2,080)	(796)	(3,959)

Income Before Income Taxes	36,465	42,354	52,103	5,859
Provision (benefit) for income taxes	13,661	4,974	17,336	(61,691)

Net Income	$22,804	$37,380	$34,767	$67,550

Net Income Per Common Share—Basic	$0.06	$0.10	$0.09	$0.17

Weighted average number of common shares	396,196	386,191	393,057	387,472

Net Income Per Common Share—Diluted	$0.06	$0.10	$0.09	$0.17

Weighted average number of common and common equivalent shares	402,840	388,777	399,679	390,026

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$34,767	$67,550
Adjustments to reconcile net income to net cash flows used for operating activities:
Loss on disposal of other property, plant and equipment	2,150	1,709
Depreciation	78,060	83,518
Amortization	5,573	1,940
Deferred income taxes	(26,928)	(33,154)
Share-based compensation	6,877	1,430
Changes in assets and liabilities:
Accounts receivable	96,851	28,689
Inventories	(215,917)	(157,202)
Prepaid expenses and other current assets	92,393	10,478
Accounts payable, accrued liabilities and income taxes payable	(543,985)	(373,337)
Other, net	(21,424)	10,460

Net cash flows used for operating activities	(491,583)	(357,919)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(31,378)	(31,730)
Purchases of other property, plant and equipment	(26,831)	(34,320)
Payments for businesses acquired	(78,913)	(695)
Proceeds from disposal of other property, plant and equipment	174	283

Net cash flows used for investing activities	(136,948)	(66,462)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	15,061	111,466
Repayments of short-term borrowings	—	(195,990)
Proceeds from long-term borrowings	—	298,356
Repayments of long-term borrowings	(80,000)	(30,000)
Share repurchases	—	(155,633)
Proceeds from exercises of stock options	217,224	14,991
Other, net	9,930	3,933

Net cash flows from financing activities	162,215	47,123

Effect of Currency Exchange Rate Changes on Cash	3,385	4,574

Decrease in Cash and Equivalents	(462,931)	(372,684)
Cash and Equivalents at Beginning of Period	1,205,552	997,734

Cash and Equivalents at End of Period	$742,621	$625,050

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, gross	$47,408	$116,515
Interest	32,084	34,920
Non-cash investing and financing activities:
Asset write-downs	1,400	450

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

3.    Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts of $19.8 million, $20.3 million and $19.4 million as of June 30, 2007, June 30, 2006, and December 31, 2006, respectively.

4.    Inventories

Inventories include the following:

	June 30, 2007	June 30, 2006	December 31, 2006
	(In thousands)
Raw materials and work in process	$75,844	$63,445	$45,470
Finished goods	530,891	475,080	337,679

	$606,735	$538,525	$383,149

5.    Property, Plant and Equipment

Property, plant and equipment, net include the following:

	June 30, 2007	June 30, 2006	December 31, 2006
	(In thousands)
Land	$29,556	$29,042	$39,445
Buildings	238,860	234,281	227,935
Machinery and equipment	770,525	755,404	759,467
Tools, dies and molds	558,988	566,188	537,463
Capital leases	23,271	23,271	23,271
Leasehold improvements	134,416	123,771	128,668

	1,755,616	1,731,957	1,716,249
Less: accumulated depreciation	(1,242,928)	(1,196,022)	(1,179,500)

	$512,688	$535,935	$536,749

6.    Goodwill

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment level, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands and International. Mattel tests its goodwill for impairment annually in the third quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based on the fair value of the cash flows that the reporting units can be expected to generate in the future.

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2007 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

	December 31, 2006	Additions	Impact of Currency Exchange Rate Changes	June 30, 2007
	(In thousands)
Mattel Girls Brands US	$38,278	$—	$903	$39,181
Mattel Boys Brands US	126,193	2,641	70	128,904
Fisher-Price Brands US	217,291	—	174	217,465
American Girl Brands	207,571	—	—	207,571
International	255,991	1,321	3,239	260,551

	$845,324	$3,962	$4,386	$853,672

7.    Other Noncurrent Assets

Other noncurrent assets include the following:

	June 30, 2007	June 30, 2006	December 31, 2006
	(In thousands)
Deferred income taxes	$524,466	$531,004	$503,168
Identifiable intangibles (net of amortization of $47.2 million, $39.9 million and $42.7 million, respectively)	50,733	19,181	55,193
Nonamortizable identifiable intangibles	128,152	—	15,400
Other	143,355	195,433	149,912

	$846,706	$745,618	$723,673

On May 23, 2007, Mattel acquired Origin Products Limited (“Origin”), which owns the Polly Pocket!™ trademark and tradename rights, for $78.9 million in cash, including acquisition costs. Prior to the acquisition, Mattel had exclusive rights to manufacture, design and distribute Polly Pocket!™ products. In connection with the acquisition of Origin, Mattel recorded indefinite-lived identifiable intangible assets totaling $112.8 million, including the $78.9 million for the purchase price and acquisition costs, along with related deferred tax liabilities.

8.    Accrued Liabilities

Accrued liabilities include the following:

	June 30, 2007	June 30, 2006	December 31, 2006
	(In thousands)
Royalties	$62,341	$78,549	$125,581
Advertising and promotion	61,248	44,338	76,799
Receivable collections due bank	11,563	44,705	245,545
Other	373,188	336,935	532,510

	$508,340	$504,527	$980,435

9.    Long-term Debt

Long-term debt includes the following:

	June 30, 2007	June 30, 2006	December 31, 2006
	(In thousands)
Medium-term notes due July 2007 to November 2013	$320,000	$370,000	$350,000
Senior Notes due June 2009 to June 2011	300,000	300,000	300,000
MAPS term loan facility	—	225,000	50,000

	620,000	895,000	700,000
Less: current portion	(60,000)	(100,000)	(64,286)

	$560,000	$795,000	$635,714

In January 2007, Mattel repaid the remaining $50.0 million of the MAPS term loan facility and, as a result of the repayment, the MAPS term loan facility terminated. In May 2007, Mattel repaid $30.0 million of the Medium-term notes.

10.    Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	June 30, 2007	June 30, 2006	December 31, 2006
	(In thousands)
Noncurrent tax liabilities	$163,220	$19,034	$8,735
Benefit plan liabilities	184,427	175,411	176,584
Other	94,438	97,334	119,357

	$442,085	$291,779	$304,676

In connection with the January 1, 2007 adoption of FIN 48, tax reserves for which a cash tax payment is not expected in the next twelve months were reclassified from current income taxes payable to other noncurrent liabilities.

11.    Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands)
Net income	$22,804	$37,380	$34,767	$67,550
Currency translation adjustments	26,631	21,623	33,026	31,989
Amortization of prior service cost	978	—	978	—
Net unrealized gain (loss) on derivative instruments:
Unrealized holding (losses)	(4,884)	(13,612)	(4,536)	(11,888)
Reclassification adjustment for realized (losses) gains included in net income	(842)	2,021	(1,799)	1,266

	(5,726)	(11,591)	(6,335)	(10,622)

	$44,687	$47,412	$62,436	$88,917

The components of accumulated other comprehensive loss are as follows:

	June 30, 2007	June 30, 2006	December 31, 2006
	(In thousands)
Currency translation adjustments	$(135,901)	$(206,570)	$(168,927)
Minimum pension liability adjustments, net of tax	—	(68,715)	—
Net unrealized (loss) on derivative instruments, net of tax	(12,876)	(6,376)	(6,541)
Defined benefit plan adjustments, net of tax	(100,415)	—	(101,393)

	$(249,192)	$(281,661)	$(276,861)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures were related to entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, and Brazilian real. For the six months ended June 30, 2007, currency translation adjustments resulted in a net gain of $33.0 million, with gains from the strengthening of the Euro, British pound sterling and Brazilian real against the US dollar. For the six months ended June 30, 2006, currency translation adjustments resulted in a net gain of $32.0 million, with gains from the strengthening of the Euro and British pound sterling against the US dollar, partially offset by the weakening of the Mexican peso against the US dollar.

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

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (“IRS”) has completed audits through the 2003 tax year and is currently auditing the Mattel’s 2004 and 2005 federal income tax returns. The IRS audit plan calls for the completion of the current examination in the first quarter of 2008. At this time, there is insufficient information related to current IRS, state, and foreign audits to quantify any possible changes in the unrecognized tax benefits that may occur during the next twelve months.

Mattel’s federal income tax returns remain subject to examination for the 2004 through 2007 tax years. Mattel files multiple state income tax returns and remains subject to examination in major state jurisdictions, including California for the 2003 through 2007 tax years, New York for the 1998 through 2007 tax years, and Wisconsin for the 2004 through 2007 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including Hong Kong and the Netherlands for the 2002 through 2007 tax years and in Mexico for the 2001 through 2007 tax years.

During the three months ended June 30, 2007, the state of New York enacted corporate tax law changes, effective retroactive to January 1, 2007, reducing its corporate tax rate from 7.5% to 7.1% and modifying its method of apportioning income to a single weighted sales factor. As a result of the law changes, Mattel’s effective New York state tax rate decreased, resulting in a reduction of $5.3 million to previously recorded deferred tax assets during the three months ended June 30, 2007.

During the six months ended June 30, 2006, Mattel recognized income tax benefits of $63.0 million related to settlements with taxing authorities, including $56.8 million as a result of settlements with foreign tax authorities during the three months ended March 31, 2006 and $6.2 million primarily due to a settlement with a state tax authority for tax years 1997 and 1998 during the three months ended June 30, 2006.

13.    Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income), net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, and Hong Kong dollar are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction (gains) losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands)
Operating (income)	$(21,216)	$(1,772)	$(27,732)	$(4,972)
Other non-operating (income), net	(3,404)	(1,827)	(2,181)	(1,431)

Net transaction (gains)	$(24,620)	$(3,599)	$(29,913)	$(6,403)

14.    Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands)
Design and development	$46,872	$40,590	$90,806	$79,771
Identifiable intangible asset amortization	2,230	560	4,460	1,124

15.    Earnings Per Share

Basic net income per common share is computed by dividing reported net income by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common shares and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices. Nonqualified stock options totaling 1.4 million shares were excluded from the calculation of diluted net income per common share for the three months and six months ended June 30, 2007, because they were anti-dilutive. Nonqualified stock options totaling 30.6 million were excluded from the calculation of diluted net income per common share for the three months and six months ended June 30, 2006, because they were anti-dilutive.

16.    Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 4 to the Consolidated Financial Statements in Mattel’s 2006 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands)
Service cost	$2,935	$2,902	$5,921	$5,603
Interest cost	4,954	5,738	11,231	11,339
Expected return on plan assets	(5,034)	(5,366)	(11,397)	(11,476)
Amortization of prior service cost	489	883	978	1,366
Recognized actuarial loss	2,139	1,716	4,279	4,503

	$5,483	$5,873	$11,012	$11,335

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands)
Service cost	$27	$23	$54	$53
Interest cost	688	565	1,376	1,345
Recognized actuarial loss	185	68	370	459

	$900	$656	$1,800	$1,857

During the three and six months ended June 30, 2007, Mattel made cash contributions totaling approximately $3 million and $6 million, respectively, to its defined benefit pension and postretirement benefit plans. Mattel expects to make cash contributions totaling approximately $15 million to its defined benefit pension and postretirement benefit plans during 2007, including approximately $10 million to cover benefit payments for its unfunded plans.

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

Compensation expense, included within other selling and administrative expense, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands)
Stock option compensation expense	$857	$522	$2,067	$1,137
RSU compensation expense	2,364	144	4,810	293

	$3,221	$666	$6,877	$1,430

As of June 30, 2007, total unrecognized compensation cost related to unvested share-based payments totaled $23.1 million and is expected to be recognized over a weighted-average period of 2.2 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received for stock options exercises during the six months ended June 30, 2007 and 2006 was $217.2 million and $15.0 million, respectively, and the tax benefit recognized as additional paid-in capital during the six months ended June 30, 2007 and 2006 was $3.8 million and $0.8 million, respectively.

18.    Contingencies

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleged that Fisher-Price’s PowerTouch™ system infringed a LeapFrog patent relating to an electronic learning device for teaching phonics. A 10-day trial commenced on May 16, 2005, which resulted in a deadlocked jury. As an alternative to retrying the case, the parties agreed to submit the case for decision, based on the existing trial record, to the presiding judge. The plaintiff in this lawsuit asserted a total damages claim of up to approximately $90 million, which was reduced to approximately $58 million pursuant to rulings by the Court, and sought an injunction preventing the further sale of the PowerTouch™ system; the damages could possibly have been trebled if a willful infringement had been found. On March 30, 2006, the Court issued a Memorandum and Order holding that Mattel and Fisher-Price did not infringe LeapFrog’s patent and furthermore holding that LeapFrog’s patent claim, which was the basis of LeapFrog’s lawsuit, was invalid due to obviousness. On May 1, 2006,

LeapFrog filed an appeal of the Court’s ruling with the Court of Appeals for the Federal Circuit. On March 7, 2007, oral argument with regard to the appeal took place before a three-judge panel of the Court of Appeals. On May 9, 2007, the Federal Circuit Court of Appeals affirmed the Delaware District Court’s ruling of non-infringement in favor of Mattel and its subsidiary Fisher-Price and also affirmed the holding that the LeapFrog patent claim was invalid. LeapFrog did not request a rehearing before a larger panel of the Federal Circuit Court of Appeals within the time period permitted for requesting such a rehearing. LeapFrog has until August 7, 2007 (90 days from the entry of judgment of the Federal Circuit Court of Appeals) to petition the United States Supreme Court by writ of certiorari to consider hearing an appeal of the Court of Appeals decision. Mattel and Fisher-Price continue to believe the claims against them are without merit and intend to continue defending themselves vigorously against such claims.

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

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™ and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Dora the Explorer™, Go-Diego-Go!™, Winnie the Pooh, InteracTV™ and See ‘N Say® (collectively “Fisher-Price® Friends”) and Power Wheels® .

American Girl Brands—including Just Like You™, the historical collection and Bitty Baby® . American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$242,403	$264,178	$472,195	$493,877
Fisher-Price Brands US	241,682	231,614	491,717	431,254
American Girl Brands	55,768	61,639	118,686	123,507

Total Domestic	539,853	557,431	1,082,598	1,048,638
International	568,840	483,889	1,050,931	858,134

Gross sales	1,108,693	1,041,320	2,133,529	1,906,772
Sales adjustments	(106,068)	(83,665)	(190,639)	(155,770)

	$1,002,625	$957,655	$1,942,890	$1,751,002

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands)
Segment Income
Domestic:
Mattel Girls & Boys Brands US	$18,648	$34,380	$28,346	$47,787
Fisher-Price Brands US	7,217	19,692	30,111	18,910
American Girl Brands	(2,065)	523	(2,733)	564

Total Domestic	23,800	54,595	55,724	67,261
International	37,345	34,764	75,698	40,204

	61,145	89,359	131,422	107,465
Corporate and other expense (a)	24,296	39,448	73,942	89,545

Operating income	36,849	49,911	57,480	17,920
Interest expense	14,132	16,078	28,615	31,281
Interest (income)	(10,482)	(6,441)	(22,442)	(15,261)
Other non-operating (income), net	(3,266)	(2,080)	(796)	(3,959)

Income before income taxes	$36,465	$42,354	$52,103	$5,859

(a)	Corporate and other expense includes (i) charges related to severance of $0.9 million and $1.4 million for the three and six months ended June 30, 2007, respectively, and $2.2 million and $15.2 million for the three and six months ended June 30, 2006, respectively, and (ii) stock compensation expense of $3.2 million and $6.9 million for the three and six months ended June 30, 2007, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2006, respectively. The 2006 severance charge was related to the January 2006 reduction of over 200 positions, primarily in connection with streamlining of the Mattel Brands organization.

	June 30, 2007	June 30, 2006	December 31, 2006
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$254,927	$258,020	$296,533
Fisher-Price Brands US	248,891	244,651	217,124
American Girl Brands	76,852	76,560	61,014

Total Domestic	580,670	579,231	574,671
International	800,939	616,176	663,393

	1,381,609	1,195,407	1,238,064
Corporate and other	85,799	86,819	88,898

Accounts receivable and inventories	$1,467,408	$1,282,226	$1,326,962

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$638,361	$609,627	$1,205,409	$1,102,834
Fisher-Price Brands	410,382	365,717	801,633	672,955
American Girl Brands	55,768	61,639	118,686	123,507
Other	4,182	4,337	7,801	7,476

Gross sales	1,108,693	1,041,320	2,133,529	1,906,772
Sales adjustments	(106,068)	(83,665)	(190,639)	(155,770)

Net sales	$1,002,625	$957,655	$1,942,890	$1,751,002

20.    New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for Mattel as of January 1, 2008. Mattel does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations and financial position.

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

21.    Subsequent Events

In July 2007, Mattel determined that certain products, manufactured by a third-party contract manufacturer in China, were produced using a non-approved paint containing lead in excess of applicable regulatory and Mattel standards. Mattel has initiated the process of recalling these products. Accordingly, during the three months ended June 30, 2007, Mattel reversed sales associated with these products, recorded an impairment of the affected inventory, and accrued other recall-related costs.

Mattel has launched a thorough investigation and expanded its testing programs to ensure that painted finished goods, at third-party contract manufacturers as well as facilities operated by Mattel, are systematically tested prior to being shipped to customers. Additionally, information became available in July 2007 on other smaller product recalls and similar charges were recorded. These recalls resulted in a total reduction to operating income of $28.8 million for the three and six months ended June 30, 2007. Although management is not aware of any additional significant issues associated with lead in paints used on its products, there can be no assurance that additional issues will not be identified in the future.

Mattel believes that it has some of the most rigorous quality and safety testing procedures in the toy industry. Management also believes that Mattel’s history of acting responsibly and quickly will maintain the trust of its customers and consumers. However, these recalls may have a negative impact on both customer and consumer demand for Mattel’s products in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MATTEL, INC. AND SUBSIDIARIES

MANAGEMENT ’S DISCUSSION AND ANALYSIS OF

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

Results of Operations—Second Quarter

Consolidated Results

Net sales for the second quarter of 2007 were $1.0 billion, up 5% compared to $957.7 million in 2006, including favorable changes in currency exchange rates of 3 percentage points. Net income for the second quarter of 2007 was $22.8 million, or $0.06 per diluted share, as compared to $37.4 million in the second quarter of 2006, or $0.10 per diluted share.

In July 2007, Mattel determined that certain products, manufactured by a third-party contract manufacturer in China, were produced using a non-approved paint containing lead in excess of applicable regulatory and Mattel standards. Mattel has initiated the process of recalling these products. Accordingly, during the three months ended June 30, 2007, Mattel reversed sales associated with these products, recorded an impairment of the affected inventory, and accrued other recall-related costs. Mattel has launched a thorough investigation and expanded its testing programs to ensure that painted finished goods, at third-party contract manufacturers as well as facilities operated by Mattel, are systematically tested prior to being shipped to customers. Additionally, information became available in July 2007 on other smaller product recalls and similar charges were recorded. These recalls resulted in a total reduction to operating income of $28.8 million for the second quarter of 2007 (collectively “the Product Recalls”). Although management is not aware of any additional significant issues associated with lead in paints used on its products, there can be no assurance that additional issues will not be identified in the future. Mattel believes that it has some of the most rigorous quality and safety testing procedures in the toy industry. Management also believes that Mattel’s history of acting responsibly and quickly will maintain the trust of its customers and consumers. However, these recalls may have a negative impact on both customer and consumer demand for Mattel’s products in the future.

Net income for the second quarter of 2006 was positively impacted by $6.2 million of income tax benefits, primarily related to an audit settlement with a state tax authority.

The following table provides a summary of Mattel’s consolidated results for the second quarter of 2007 and 2006 (in millions, except percentage and basis point information):

	For the Three Months Ended June 30,				Year/Year Change
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,002.6	100.0%	$957.7	100.0%	5%	—

Gross profit	$443.2	44.2%	$416.1	43.5%	6%	70
Advertising and promotion expenses	107.1	10.7	100.6	10.5	7%	20
Other selling and administrative expenses	299.3	29.8	265.6	27.7	13%	210

Operating income	36.8	3.7	49.9	5.2		(150)
Interest expense	14.1	1.4	16.1	1.7	–12%	(30)
Interest (income)	(10.5)	–1.0	(6.4)	–0.7	63%	(30)
Other non-operating (income), net	(3.3)		(2.2)

Income before income taxes	$36.5	3.6%	$42.4	4.4%		(80)

Sales

Net sales for the second quarter of 2007 were $1.0 billion, up 5% compared to $957.7 million in 2006, including favorable changes in currency exchange rates of 3 percentage points. Gross sales within the US decreased 3%, as compared to 2006, and accounted for 48.7% of consolidated gross sales in 2007, as compared to 53.5% in 2006. In 2007, gross sales in international markets increased 18%, as compared to 2006, including favorable changes in currency exchange rates of 7 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 5% in the second quarter of 2007 to $638.4 million, with favorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Mattel Girls & Boys Brands decreased 8% compared to the second quarter of 2006 and international gross sales increased 15%, with favorable changes in currency exchange rates of 7 percentage points. Worldwide gross sales of Barbie® increased 6% from the second quarter of 2006, with favorable changes in currency exchange rates of 4 percentage points, primarily driven by higher sales of Barbie® Reality and Barbie® Collector products, partially offset by lower sales of Barbie® Fantasy products. International gross sales of Barbie® increased 13%, including favorable changes in currency exchange rates of 6 percentage points, while domestic gross sales of Barbie® decreased 5% in the second quarter of 2007. Worldwide gross sales of Other Girls products decreased 1%, including favorable changes in currency exchange rates of 4 percentage points, with sales declines in Pixel Chix™ worldwide and Polly Pocket!™ domestically. Worldwide gross sales of Wheels products increased 20%, including favorable changes in currency exchange rates of 5 percentage points, primarily as a result of strong sales growth in Hot Wheels® internationally and Matchbox® worldwide. Worldwide gross sales of Entertainment products decreased 2%, including favorable changes in currency exchange rates of 4 percentage points, primarily driven by lower sales of Superman® products, which was partially offset by continued strong worldwide sales of CARS™ products and the inclusion of $17.4 million of Radica® sales.

Worldwide gross sales of Fisher-Price Brands increased 12% in the second quarter of 2007 to $410.4 million, including favorable changes in currency exchange rates of 2 percentage points. Worldwide sales of Core Fisher-Price® increased 22%, including favorable changes in currency exchange rates of 3 percentage points, primarily driven by continued strength in preschool, infant, newborn, and BabyGear™ products. Worldwide gross sales of Fisher-Price® Friends decreased 3%, including a 1 percentage point benefit from changes in currency exchange rates, primarily driven by lower sales of Dora the Explorer™, which were partially offset by strong sales of T.M.X. ™ Elmo and Go, Diego, Go!™.

American Girl Brands gross sales decreased 10% in the second quarter of 2007 to $55.8 million, as compared to $61.6 million in the second quarter of 2006, driven by declining sales of the historical characters.

Cost of Sales

Cost of sales increased by $18.0 million, or 3%, from $541.5 million in the second quarter of 2006 to $559.5 million in the second quarter of 2007, as compared to a 5% increase in net sales. On an overall basis, cost of sales increased primarily due to increased sales volume. Within cost of sales, product costs increased by $20.7 million, or 5%, from $427.8 million in the second quarter of 2006 to $448.5 million in the second quarter of 2007, which was primarily driven by increased sales volume, partially offset by cost savings realized from supply chain efficiency initiatives. Royalty expense decreased by $5.3 million, or 11%, from $49.1 million in the second quarter of 2006 to $43.8 million in second quarter of 2007, and is primarily reflective of product mix. Freight and logistics expenses increased by $2.6 million, or 4%, from $64.6 million in the second quarter of 2006 to $67.2 million in the second quarter of 2007. The increase in freight and logistics expenses was due to increased sales volume, partially offset by cost savings from supply chain and distribution center efficiency initiatives. The Product Recalls increased cost of sales by $10.1 million in the second quarter of 2007.

Gross Profit

Gross profit, as a percentage of net sales, was 44.2% in the second quarter of 2007, as compared to 43.5% in the second quarter of 2006. The improvement in gross profit was driven by favorable exchange rates, modest price increases, lower royalty costs, and supply chain savings, partially offset by the impact of the Product Recalls and external cost pressures. Certain items affecting gross profit are discrete to the period, and may not be indicative of future results. The Product Recalls had the effect of decreasing gross profit as a percentage of net sales by 190 basis points.

Advertising and Promotion Expenses

Advertising and promotion expenses were 10.7% of net sales in the second quarter of 2007 as compared to 10.5% of net sales in the second quarter of 2006.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $299.2 million, or 29.8% of net sales, in the second quarter of 2007, as compared to $265.7 million, or 27.7% of net sales, in the second quarter of 2006. In absolute dollars, other selling and administrative expenses increased in 2007 primarily due to higher investments in the business, including design and development costs and expansion in international markets, the impact of foreign currency exchange rates, increases in employee-related costs, and the inclusion of Radica® costs. Compensation expense related to stock options and RSUs totaled $3.2 million in the second quarter of 2007 as compared to $0.7 million in the second quarter of 2006.

Non-Operating Items

Interest expense decreased from $16.1 million in the second quarter of 2006 to $14.1 million in the second quarter of 2007, due to lower average borrowings. Interest (income) increased from $6.4 million in the second quarter of 2006 to $10.5 million in the second quarter of 2007 due to overall higher average cash balances. Other non-operating (income) was $3.3 million in the second quarter of 2007 as compared to other non-operating (income) of $2.1 million in the second quarter of 2006.

Provision for Income Taxes

Mattel’s provision for income taxes for the second quarter of 2007 includes income tax expense of $5.3 million relating to a change in a New York state tax law. During the second quarter of 2006, Mattel recognized income tax benefits of $6.2 million, primarily due to a settlement with a state tax authority for tax years 1997 and 1998. Mattel’s effective tax rate for 2007 is expected to be approximately 24% to 25%, which could be positively or negatively impacted by the results of routine audits by federal, state, and foreign tax authorities.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales decreased to $242.4 million in the second quarter of 2007 compared to $264.2 million in the second quarter of 2006. Within this segment, gross sales of Barbie® products decreased 5%, primarily driven by sales declines in Barbie® Fantasy, partially offset by higher sales of Barbie® Collector products. Gross sales of Other Girls products decreased 17%, primarily driven by lower sales of Polly Pocket!™ and Pixel Chix™ products. Gross sales of Wheels products decreased 1%, primarily driven by lower sales of Hot Wheels® products, partially offset by higher sales of Matchbox® products. Gross sales of Entertainment products decreased 13%, primarily driven by lower sales of Superman™, partially offset by continued strong sales of CARS™ products, and the inclusion of Radica® sales of $12.7 million. Mattel Girls & Boys Brands US segment operating income decreased $15.7 million to $18.6 million in the second quarter of 2007, largely driven by lower sales volume, the impact of the Product Recalls, and higher other selling and administrative expenses. The Product Recalls decreased Mattel Girls & Boys Brands US segment income by approximately $4.2 million during the second quarter of 2007.

Fisher-Price Brands US gross sales increased 4% in the second quarter of 2007 compared to the second quarter of 2006, reflecting an increase in sales of Core Fisher-Price® products, partially offset by a decrease in sales of Fisher-Price® Friends products. Sales increases in Core Fisher-Price® products reflected strong sales of preschool, newborn, and BabyGear™ products. Lower sales of Fisher-Price® Friends products were driven primarily by sales declines in Dora the Explorer™, which were partially offset by higher sales of T.M.X.™ Elmo and Go, Diego, Go!™. Fisher-Price Brands US segment income decreased $12.5 million to $7.2 million in the second quarter of 2007 from $19.7 million in the second quarter of 2006, primarily due to the impact of the Product Recalls and higher other selling and administrative expenses, partially offset by higher sales volume. The Product Recalls decreased Fisher-Price Brands US segment operating income by approximately $14.7 million during the second quarter of 2007.

American Girl Brands gross sales decreased 10% in the second quarter of 2007, as compared to the second quarter of 2006, primarily due to declining sales in the historical characters. American Girl Brands segment operating income declined from income of $523 thousand in the second quarter of 2006 to a loss of $2.1 million in the second quarter of 2007, primarily due to lower sales volume.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the second quarter of 2007 versus 2006:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International	18	7
Europe	14	6
Latin America	34	7
Asia Pacific	11	6
Other	(10)	2

International gross sales increased by 18% in the second quarter of 2007, as compared to the first quarter of 2006, including favorable changes in currency exchange rates of 7 percentage points. Gross sales of Barbie® increased 13% in the second quarter of 2007, including favorable changes in currency exchange rates of 6 percentage points, primarily due to Barbie® Fantasy and Barbie® Collector products. Gross sales of Other Girls products increased 10% in the second quarter of 2007, including favorable changes in currency exchange rates of 7 percentage points, primarily driven by higher sales of Polly Pocket!™ products, partially offset by sales declines in Pixel Chix™. Gross sales of Wheels products increased 36%, including favorable changes in currency exchange rates of 8 percentage points, reflecting growth in Hot Wheels® and Matchbox®. Gross sales of Entertainment products increased 6%, including favorable changes in currency exchange rates of 6 percentage points, primarily driven by strong sales of CARS™ products, growth in the games business, and the inclusion of Radica® sales, partially offset by lower sales of Superman™ products. Gross sales of Fisher-Price Brands increased 26%, including favorable changes in currency exchange rates of 6 percentage points, driven by strong sales in both Core Fisher-Price® and Fisher-Price® Friends. International segment income increased from $34.8 million in the second quarter of 2006 to $37.3 million in the second quarter of 2007, primarily due to increased sales volume, partially offset by higher other selling and administrative expenses and the impact of the Product Recalls. The Product Recalls decreased International segment operating income by approximately $9.9 million during the second quarter of 2007.

Results of Operations—First Half

Consolidated Results

Net sales for the first half of 2007 were $1.94 billion, up 11% compared to $1.75 billion in 2006, including favorable changes in currency exchange rates of 3 percentage points. Net income for the first half of 2007 was $34.8 million, or $0.09 per diluted share, as compared to a net income of $67.6 million, or $0.17 per diluted share for the first half of 2006. The Product Recalls reduced operating income by $28.8 million for the first half of 2007. Net income for the first half of 2006 was positively impacted by $63.0 million of income tax benefits, primarily related to audit settlements with state and foreign tax authorities.

The following table provides a summary of Mattel’s consolidated results for the first half of 2007 and 2006 (in millions, except percentage and basis point information):

	For the Six Months Ended June 30,
	2007		2006		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,942.9	100.0%	$1,751.0	100.0%	11%	—

Gross profit	$861.8	44.4%	$748.1	42.7%	15%	170
Advertising and promotion expenses	212.4	10.9	189.4	10.8	12%	10
Other selling and administrative expenses	591.9	30.5	540.8	30.9	9%	(40)

Operating income	57.5	3.0	17.9	1.0		200
Interest expense	28.6	1.5	31.3	1.8	–9%	(30)
Interest (income)	(22.4)	–1.1	(15.3)	–0.9	47%	(20)
Other non-operating (income), net	(0.8)		(4.0)

Income before income taxes	$52.1	2.7%	$5.9	0.3%		240

Sales

Net sales for the first half of 2007 were $1.94 billion, up 11% compared to $1.75 billion in 2006, including favorable changes in currency exchange rates of 3 percentage points. Gross sales within the US increased 3% in the first half of 2007, as compared to 2006, and accounted for 51% of consolidated gross sales in the first half of

2007, as compared to 55.0% in 2006. Gross sales in international markets increased 22% in the first half of 2007, as compared to 2006, including favorable changes in currency exchange rates of 6 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 9% in the first half of 2007 to $1.21 billion, with favorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Mattel Girls & Boys Brands decreased 4% compared to the first half of 2006 and international gross sales increased 20%, with favorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Barbie® increased 4% from 2006, with favorable changes in currency exchange rates of 4 percentage points, primarily driven by higher sales of Barbie® Reality and Barbie® Collector products, partially offset by lower sales of Barbie® Fantasy products. In the first half of 2007, domestic gross sales of Barbie® declined 13%, and international gross sales increased 16%, including favorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Other Girls products declined 5%, including favorable changes in currency exchange rates of 4 percentage points, due to sales declines in Polly Pocket!™ domestically and Pixel Chix™ worldwide, partially offset by higher sales of Polly Pocket!™ internationally. Worldwide gross sales of Wheels products increased 18%, including favorable changes in currency exchange rates of 4 percentage points, primarily as a result of strong sales growth in Hot Wheels® internationally and Matchbox® worldwide. Worldwide gross sales of Entertainment products increased 18%, including favorable changes in currency exchange rates of 4 percentage points, primarily driven by continued strong worldwide sales of CARS™ products, growth in the games business and the inclusion of $36.8 million of Radica® sales, partially offset by lower sales of Superman™ products.

Worldwide gross sales of Fisher-Price Brands were $801.6 million, up 19% in the first half of 2007, including favorable changes in currency exchange rates of 2 percentage points. Worldwide sales of Core Fisher-Price® increased 24%, including favorable changes in currency exchange rates of 2 percentage points, primarily driven by continued strength in infant, newborn, preschool, and BabyGear™ products. Worldwide gross sales of Fisher-Price® Friends increased 18%, with a 2 percentage point benefit from foreign exchange, primarily driven by continued strength of Go, Diego, Go!™, The Backyardigans™, and T.M.X. ™ Elmo, partially offset by sales declines of Dora the Explorer™ products.

American Girl Brands gross sales were $118.7 million, down 4% in the first half of 2007, as compared to $123.5 million in the first half of 2006, primarily due to declining sales in the historical characters, partially offset by sales from the American Girl Place® retail store in Los Angeles, California, which opened in April 2006.

Cost of Sales

Cost of sales in the first half of 2007 were $1.08 billion, up $78.1 million or 8%, from $1.0 billion in 2006, as compared to a 11% increase in net sales. On an overall basis, cost of sales increased primarily due to increased sales volume. Within cost of sales, product costs increased by $75.6 million, or 10%, from $789.3 million in the first half of 2006 to $864.9 million in the first half of 2007, which was primarily driven by increased sales volume, partially offset by cost savings realized from supply chain efficiency initiatives. Royalty expense decreased $2.3 million, or 3%, from $82.1 million in the first half of 2006 to $79.8 million in first half of 2007, and is reflective of product mix. Freight and logistics expenses increased by $4.8 million, or 4%, from $131.5 million in the first half of 2006 to $136.3 million in the first half of 2007. The increase in freight and logistics expenses was due to increased sales volume, partially offset by cost savings from supply chain and distribution center efficiency initiatives. The Product Recalls increased cost of sales by $10.1 million in the first half of 2007.

Gross Profit

Gross profit, as a percentage of net sales, was 44.4% in the first half of 2007 as compared to 42.7% in the first half of 2006. The improvement in gross profit was primarily driven by moderate price increases, favorable exchange rates, supply chain savings and lower royalty costs, partially offset by external cost pressures and the impact of the Product Recalls. Certain items affecting gross profit are discrete to the period, and may not be indicative of future results. The Product Recalls had the effect of decreasing gross profit as a percentage of net sales by 100 basis points.

Advertising and Promotion Expenses

Advertising and promotion expenses were 10.9% of net sales in the first half of 2007 as compared to 10.8% of net sales in the first half of 2006.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $592.0 million, or 30.5% of net sales, in the first half of 2007 as compared to $540.8 million, or 30.9% of net sales, in the first half of 2006. In absolute dollars, other selling and administrative expenses increased in 2007 primarily due to higher investments in the business, including design and development costs and expansion in international markets, the impact of foreign exchange rates, increases in employee-related costs, and the inclusion of Radica® costs. Compensation expense related to stock options and RSUs totaled $6.9 million in the first half of 2007 as compared to $1.4 million in the first half of 2006. The first half of 2006 also included a $15.2 million severance charge related to the streamlining of Mattel Brands organization.

Non-Operating Items

Interest expense decreased from $31.3 million in the first half of 2006 to $28.6 million in the first half of 2007, due to lower average borrowings. Interest (income) increased from $15.3 million in the first half of 2006 to $22.4 million in the first half of 2007, primarily due to higher average cash balances. Other non-operating (income), net was $0.8 million in the first half of 2007 as compared to $4.0 million in the first half of 2006.

Provision for Income Taxes

Mattel’s provision for income taxes for the first half of 2007 includes income tax expense of $5.3 million relating to a change in a New York state tax law. During the first half of 2006, Mattel recognized income tax benefits of $63.0 million related to settlements with taxing authorities, including $56.8 million as a result of settlements with foreign tax authorities during the first quarter of 2006 and $6.2 million, primarily due to a settlement with a state tax authority for tax years 1997 and 1998 during the second quarter of 2006. Mattel’s effective tax rate for 2007 is expected to be approximately 24% to 25%, which could be positively or negatively impacted by the results of routine audits by federal, state, and foreign tax authorities.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross were $472.2 million in the first half of 2007, down $21.7 million or 4%, as compared to $493.9 million in the first half of 2006. Within this segment, gross sales of Barbie® products decreased 13%, primarily driven by sales declines in Barbie® Fantasy products. Gross sales of Other Girls products decreased 21%, primarily driven by sales declines of Polly Pocket!™ and Pixel Chix™ products. Gross sales of Wheels products increased 1%, driven primarily by higher sales of Matchbox® products. Gross sales of Entertainment products increased 9%, driven by continued strong sales of CARS™ products and the inclusion of

Radica® sales of $27.6 million, partially offset by sales declines of Superman™ products. Mattel Girls & Boys Brands US segment income decreased $19.4 million, to $28.3 million in the first half of 2007, driven by lower sales volume, the impact of the Product Recalls, and higher other selling and administrative expenses. The Product Recalls decreased Mattel Girls & Boys Brands US segment operating income by approximately $4.2 million during the first half of 2007.

Fisher-Price Brands US gross sales increased 14% in the first half of 2007 compared to the first half of 2006, reflecting an increase in sales of Core Fisher-Price® and Fisher-Price® Friends products. Sales increases in Core Fisher-Price® products reflected strong sales of preschool, infant, and BabyGear™ products. Sales increases in Fisher-Price® Friends products were driven by continued strength of Go, Diego, Go!™, The Backyardigans™, and T.M.X.™ Elmo, partially offset by sales declines in Dora the Explorer™. Fisher-Price Brands US segment income increased $11.2 million to $30.1 million in the first half of 2007 from $18.9 million in the first half of 2006, primarily due to higher sales volume and improved gross profit, partially offset by higher other selling and administrative expenses and the impact of the Product Recalls. The Product Recalls decreased Fisher-Price Brands US segment operating income by approximately $14.7 million during the first half of 2007.

American Girl Brands gross sales declined 4% in the first half of 2007, as compared to the first half of 2006, primarily due to declining sales in the historical characters, partially offset by sales from the American Girl Place® retail store in Los Angeles, California, which opened in April 2006. American Girl Brands segment operating income declined from income of $564 thousand in the first half 2006 to a loss of $2.7 million in the first half of 2007, primarily due to lower sales volume and higher other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first half of 2007 versus 2006:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	22	6
Europe	24	7
Latin America	34	5
Asia Pacific	11	5
Other	(8)	—

International gross sales increased by 22% in the first half of 2007, as compared to the first half of 2006, including favorable changes in currency exchange rates of 6 percentage points. Gross sales of Barbie® increased 16% in the first half of 2007, including favorable changes in currency exchange rates of 6 percentage points, primarily due to Barbie® Reality and Barbie® Fantasy products. Gross sales of Other Girls products increased 6% in the first half of 2007, including favorable changes in currency exchange rates of 6 percentage points. Gross sales of Wheels products increased 32%, including favorable changes in currency exchange rates of 7 percentage points, reflecting growth in Hot Wheels® and Matchbox®. Gross sales of Entertainment products increased 26%, including favorable changes in currency exchange rates of 7 percentage points, driven by strong sales of CARS™ products, growth in the games business, and the inclusion of Radica® sales, partially offset by sales declines of Superman™ products. Gross sales of Fisher-Price Brands increased 28%, including favorable changes in currency exchange rates of 6 percentage points, driven by strong sales in both Core Fisher-Price® and Fisher-Price® Friends products. International segment income was $75.7 million in the first half of 2007, up $35.5 million from $40.2 million in the first half of 2006, primarily due to increased sales volume and improved gross profit as a percentage of net sales, partially offset by higher other selling and administrative expenses and the impact of the Product Recalls. The Product Recalls decreased International segment operating income by approximately $9.9 million during the first half of 2007.

Income Taxes

During the second quarter of 2007, the state of New York enacted corporate tax law changes, effective retroactive to January 1, 2007, reducing its corporate tax rate from 7.5% to 7.1% and modifying its method of apportioning income to a single weighted sales factor. As a result of the law changes, Mattel’s effective New York state tax rate decreased, resulting in a reduction of $5.3 million to previously recorded deferred tax assets during the three months ended June 30, 2007. Mattel’s effective tax rate for 2007 is expected to be approximately 24% to 25%, which could be positively or negatively impacted by the results of routine audits by federal, state, and foreign tax authorities.

During the first half of 2006, Mattel recognized income tax benefits of $63.0 million related to settlements with taxing authorities, including $56.8 million as a result of settlements with foreign tax authorities during the first quarter of 2006 and $6.2 million, primarily due to a settlement with a state tax authority for tax years 1997 and 1998 during the second quarter of 2006.

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

Operating Activities

Cash flows used for operating activities were $491.6 million in the first half of 2007, as compared to $357.9 million used in the first half of 2006. The increase in cash flows used for operating activities was primarily due to changes in the amount and timing of accrued liabilities and accounts payables and increased inventory levels, partially offset by collections on accounts receivable.

Investing Activities

Cash flows used for investing activities in the first half of 2007 increased $70.4 million to $136.9 million, as compared to $66.5 million used in the first half of 2006, mainly due to the May 2007 acquisition of Origin Products Limited for $78.9 million, including acquisition costs, partially offset by decreased capital expenditures in the first half of 2007, mainly due to the 2006 construction of the American Girl Place® in Los Angeles, California. Mattel’s spending level for 2007 is expected to be below the long-term targets of $180-$200 million, as set forth in the capital and investment framework.

Financing Activities

Cash flows from financing activities in the first half of 2007 were $162.2 million, as compared to cash flow provided from financing activities of $47.1 million in the first half of 2006. The increase in cash flows from financing activities was primarily due to higher proceeds from the exercise of stock options in the first half of 2007, and share repurchases in the first half of 2006, which were partially offset by the use of cash to repay borrowings in the first half of 2007 compared to net cash proceeds from borrowings in the first half of 2006.

Seasonal Financing

Mattel maintains and periodically amends or replaces a $1.3 billion domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement expires on March 23, 2010 and interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the second quarter of 2007. As of June 30, 2007, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.20 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 12.67 to 1 (compared to a minimum required of 3.50 to 1).

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

In March 2006, a major credit rating agency reduced Mattel’s long-term credit rating to BBB-, but changed the outlook from negative to stable, and in June 2007, revised its outlook from stable to positive. In May 2006, another major credit rating agency reduced Mattel’s long-term credit rating to BBB. In May 2007, another major credit rating agency maintained its long-term rating for Mattel at Baa2, but changed its long-term outlook from negative to stable. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

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

Sales of receivables pursuant to the European trade receivables facility occurred monthly, with the last such sale occurring on January 10, 2007. The receivables were sold by Mattel France and Mattel Germany directly to SGBN for a purchase price equal to the nominal amount of the receivables sold. As a result, no Mattel subsidiary was used as a special purpose entity in connection with these transactions. A portion of the purchase price was funded by SGBN and a portion by a deposit provided by the Depositor. In connection with the termination of the Master Agreement, there was no deposit at June 30, 2007.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	June 30, 2007	June 30, 2006	December 31, 2006
	(In millions)
Receivables sold pursuant to the:
Domestic receivables facility	$48.4	$51.3	$255.9
European receivables facility	—	64.2	103.9
Other factoring arrangements	—	13.7	52.5

	$48.4	$129.2	$412.3

Financial Position

Mattel’s cash and equivalents at June 30, 2007 decreased $462.9 million to $742.6 million, as compared to year-end 2006, primarily due to seasonal increases in inventory, the May 2007 acquisition of Origin Products Limited for $78.9 million, including acquisition costs, the $50.0 million repayment of the MAPS term loan facility, the $30.0 million repayment of Medium-term notes and the timing of accrued liabilities and accounts payable payments, partially offset by accounts receivable collections and proceeds from stock option exercises.

The current portion of long-term debt decreased $40.0 million to $60.0 million at June 30, 2007, as compared to $100.0 million at June 30, 2006, primarily due to the $50.0 million repayment of the MAPS term loan facility and the $50.0 million repayment of Medium-term notes, partially offset by the reclassification of $60.0 million of Medium-term notes to current. Accounts payable and accrued liabilities decreased by $531.6 million from year-end 2006 to $824.7 million at June 30, 2007, mainly due to the timing of payments of various accrued liability balances, including incentive compensation, royalties, and advertising obligations, and a decrease in amounts due bank related to the European receivables facility. The current portion of income taxes payable decreased from $161.9 million at year-end 2006 to $20.6 million at June 30, 2007, primarily due to the reclassification of tax reserves for which a cash tax payment is not expected to be made in the next twelve months to other noncurrent liabilities in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 48.

A summary of Mattel’s capitalization is as follows:

	June 30, 2007		June 30, 2006		December 31, 2006
	(In millions, except percentage information)
Medium-term notes	$260.0	7%	$320.0	10%	$300.0	9%
Senior Notes	300.0	8	300.0	10	300.0	9
MAPS term loan	—	—	175.0	6	35.7	1

Total noncurrent long-term debt	560.0	15	795.0	26	635.7	19
Other noncurrent liabilities	442.1	12	291.8	9	304.7	9
Stockholders’ equity	2,725.5	73	2,053.8	65	2,433.0	72

	$3,727.6	100%	$3,140.6	100%	$3,373.4	100%

Total noncurrent long-term debt decreased by $235.0 million at June 30, 2007, as compared to June 30, 2006, due to the $175.0 million repayment of the MAPS term loan facility and the reclassification of $60.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed. Stockholders’ equity of $2.7 billion increased $671.7 million from June 30, 2006, primarily as a result of net income from operations and proceeds from the exercise of stock options, partially offset by the payment of the annual dividend in the fourth quarter of 2006.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, decreased from 31.1% at June 30, 2006 to 18.9% at June 30, 2007. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

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

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2006 and have not changed during the first half of 2007.

New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for Mattel as of January 1, 2008. Mattel does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations and financial position.

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

Non-GAAP Financial Measure

In this Quarterly Report on Form 10-Q, Mattel includes a non-GAAP financial measure, gross sales, which it uses to analyze its continuing operations and to monitor, assess and identify meaningful trends in its operating and financial performance. Net sales, as reported in the consolidated statements of operations, include the impact of sales adjustments, such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments and the Product Recalls. Consistent with its segment reporting, Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit, brand and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the detail of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with individual products, making net sales less meaningful. A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$638,361	$609,627	$1,205,409	$1,102,834
Fisher-Price Brands	410,382	365,717	801,633	672,955
American Girl Brands	55,768	61,639	118,686	123,507
Other	4,182	4,337	7,801	7,476

Gross sales	1,108,693	1,041,320	2,133,529	1,906,772
Sales adjustments	(106,068)	(83,665)	(190,639)	(155,770)

Net sales	$1,002,625	$957,655	$1,942,890	$1,751,002

Item 3.	Quantitativ e and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, and Hong Kong dollar are the primary transactions that cause foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange and option contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income), net based on the nature of the underlying transaction. Transaction gains or losses on intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during 2007 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, and Brazilian real.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended June 30, 2007.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleged that Fisher-Price’s PowerTouch™ system infringed a LeapFrog patent relating to an electronic learning device for teaching phonics. A 10-day trial commenced on May 16, 2005, which resulted in a deadlocked jury. As an alternative to retrying the case, the parties agreed to submit the case for decision, based on the existing trial record, to the presiding judge. The plaintiff in this lawsuit asserted a total damages claim of up to approximately $90 million, which was reduced to approximately $58 million pursuant to rulings by the Court, and sought an injunction preventing the further sale of the PowerTouch™ system; the damages could possibly have been trebled if a willful infringement had been found. On March 30, 2006, the Court issued a Memorandum and Order holding that Mattel and Fisher-Price did not infringe LeapFrog’s patent and furthermore holding that LeapFrog’s patent claim, which was the basis of LeapFrog’s lawsuit, was invalid due to obviousness. On May 1, 2006, LeapFrog filed an appeal of the Court’s ruling with the Court of Appeals for the Federal Circuit. On March 7, 2007, oral argument with regard to the appeal took place before a three-judge panel of the Court of Appeals. On May 9, 2007, the Federal Circuit Court of Appeals affirmed the Delaware District Court’s ruling of non-infringement in favor of Mattel and its subsidiary Fisher-Price and also affirmed the holding that the LeapFrog patent claim was invalid. LeapFrog did not request a rehearing before a larger panel of the Federal Circuit Court of Appeals within the time period permitted for requesting such a rehearing. LeapFrog has until August 7, 2007 (90 days from the entry of judgment of the Federal Circuit Court of Appeals) to petition the United States Supreme Court by writ of certiorari to consider hearing an appeal of the Court of Appeals decision. Mattel and Fisher-Price continue to believe the claims against them are without merit and intend to continue defending themselves vigorously against such claims.

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

Recalls, post-manufacture repairs of Mattel products, product liability claims, absence or cost of insurance, associated administrative costs, and government, customer or consumer concerns about product safety, could harm Mattel’s reputation, increase costs or reduce sales.

Mattel is subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities, and its products could be subject to involuntary recalls and other actions by these authorities. Concerns about product safety, including but not limited to concerns about the safety of products manufactured in China (where many of Mattel’s products are manufactured), may lead Mattel to recall selected products. Mattel has experienced, and in the future may experience, defects or errors in products after their production and sale to customers. Product safety concerns, recalls, defects or errors could result in the rejection of Mattel’s products by customers, damage to its reputation, lost sales, diverted development resources and increased costs, any of which could harm Mattel’s business. Individuals could sustain injuries from Mattel’s products, and Mattel may be subject to claims or lawsuits resulting from these injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, Mattel’s insurance coverage. Moreover, Mattel may be unable to obtain adequate liability insurance in the future. Recalls, post-manufacture repairs of Mattel products, absence or cost of insurance, associated administrative costs and government, customer or consumer concerns about product safety, could harm Mattel’s reputation, increase costs or reduce sales.

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

Recent Sales of Unregistered Securities

During the second quarter of 2007, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

During the second quarter of 2007, Mattel did not repurchase any shares of its common stock in the open market. In May 2007, Mattel’s Board of Directors authorized an increase in Mattel’s share repurchase program of an additional $250.0 million. At June 30, 2007, share repurchase authorizations of $307.3 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Mattel was held on May 18, 2007. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to that of management. All of the nominees for director listed in the proxy statement were elected pursuant to the process described in the proxy statement, with the number of votes cast as follows:

Name of Nominee	Votes “FOR”	Votes Withheld From This Nominee	Votes Withheld From All Nominees
Michael J. Dolan	351,625,161	9,216,758	104,279
Robert A. Eckert	346,491,237	14,350,682	104,279
Dr. Frances D. Fergusson	353,395,820	7,446,099	104,279
Tully M. Friedman	342,444,031	18,397,888	104,279
Dominic Ng	353,151,430	7,690,489	104,279
Dr. Andrea L. Rich	326,189,302	34,652,617	104,279
Ronald L. Sargent	325,370,068	35,471,851	104,279
Dean A. Scarborough	351,884,995	8,956,924	104,279
Christopher A. Sinclair	320,827,528	40,014,391	104,279
G. Craig Sullivan	326,197,120	34,644,799	104,279
Kathy Brittain White	326,657,489	34,184,430	104,279

Proposal 2, a proposal to ratify the selection of PricewaterhouseCoopers LLP as Mattel’s independent registered public accounting firm for the year ending December 31, 2007, was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
349,069,455	9,725,381	2,151,362	—

Proposal 3, a proposal regarding Board adoption of director election majority vote standard and stockholder approval of amendment to Certification of Incorporation eliminating cumulative voting, was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
298,980,395	29,777,401	2,184,844	30,003,558

Proposal 4, a proposal to approve the Mattel Incentive Plan and the material terms of its performance goals, was approved by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
342,578,506	16,015,871	2,351,821	—

Proposal 5, a stockholder proposal regarding compensation of the top five members of management, was defeated by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
4,759,953	323,373,434	2,809,253	30,003,558

Proposal 6, a stockholder proposal to separate the roles of CEO and Chairman, was defeated by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
67,981,245	260,534,962	2,426,433	30,003,558

Proposal 7, a stockholder proposal regarding certain reports by the Board of Directors, was defeated by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
21,520,661	269,732,206	39,689,773	30,003,558

Proposal 8, a stockholder proposal regarding pay-for-superior-performance, was defeated by the following vote:

Shares Voted “FOR”	Shares Voted “AGAINST”	Shares “ABSTAINING”	Broker “NON-VOTE”
154,746,071	172,668,008	3,228,561	30,303,558

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

4.0*	Form of Stock Certificate for Mattel, Inc. Common Stock

11.0*	Computation of Income per Common and Common Equivalent Share

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated August 3, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated August 3, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated August 3, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:
H. Scott Topham Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: As of August 3, 2007