Form 10-Q
period 2007-09-30
MATTEL INC /DE/
filed 2007-10-26
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of October 25, 2007:

366,844,690 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	September 30, 2006	December 31, 2006
	(Unaudited; in thousands, except share data)
ASSETS

Current Assets
Cash and equivalents	$276,824	$552,425	$1,205,552
Accounts receivable, net	1,640,305	1,387,934	943,813
Inventories	732,257	672,232	383,149
Prepaid expenses and other current assets	219,956	272,909	317,624

Total current assets	2,869,342	2,885,500	2,850,138

Noncurrent Assets
Property, plant and equipment, net	515,425	525,423	536,749
Goodwill	857,217	730,292	845,324
Other noncurrent assets	886,569	729,016	723,673

Total Assets	$5,128,553	$4,870,231	$4,955,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$363,896	$57,396	$—
Current portion of long-term debt	40,000	100,000	64,286
Accounts payable	494,358	455,308	375,882
Accrued liabilities	807,391	750,774	980,435
Income taxes payable	45,115	134,626	161,917

Total current liabilities	1,750,760	1,498,104	1,582,520

Noncurrent Liabilities
Long-term debt	560,000	775,000	635,714
Other noncurrent liabilities	454,757	297,372	304,676

Total noncurrent liabilities	1,014,757	1,072,372	940,390

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,633,132	1,606,613	1,613,307
Treasury stock at cost; 72.5 million shares, 62.4 million shares and 57.1 million shares, respectively	(1,409,372)	(1,090,695)	(996,981)
Retained earnings	1,923,657	1,616,397	1,652,140
Accumulated other comprehensive loss	(225,750)	(273,929)	(276,861)

Total stockholders’ equity	2,363,036	2,299,755	2,432,974

Total Liabilities and Stockholders’ Equity	$5,128,553	$4,870,231	$4,955,884

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,838,574	$1,790,312	$3,781,464	$3,541,314
Cost of sales	973,862	938,943	2,054,904	1,941,867

Gross Profit	864,712	851,369	1,726,560	1,599,447
Advertising and promotion expenses	211,436	205,886	423,852	395,293
Other selling and administrative expenses	342,748	323,248	934,700	863,999

Operating Income	310,528	322,235	368,008	340,155
Interest expense	16,354	22,559	44,969	53,840
Interest (income)	(6,202)	(6,722)	(28,644)	(21,983)
Other non-operating (income) expense, net	(7,312)	1,845	(8,108)	(2,114)

Income Before Income Taxes	307,688	304,553	359,791	310,412
Provision for income taxes	70,938	65,528	88,274	3,837

Net Income	$236,750	$239,025	$271,517	$306,575

Net Income Per Common Share—Basic	$0.61	$0.63	$0.69	$0.80

Weighted average number of common shares	386,346	378,628	390,796	384,491

Net Income Per Common Share—Diluted	$0.61	$0.62	$0.68	$0.79

Weighted average number of common and common equivalent shares	391,294	382,664	397,245	387,171

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$271,517	$306,575
Adjustments to reconcile net income to net cash flows used for operating activities:
(Gain) loss on disposal of other property, plant and equipment	(4)	1,552
Depreciation	119,459	124,919
Amortization	8,385	3,042
Deferred income taxes	(11,130)	(16,944)
Share-based compensation	13,853	24,880
Changes in assets and liabilities:
Accounts receivable	(651,061)	(610,694)
Inventories	(329,182)	(291,162)
Prepaid expenses and other current assets	104,160	7,708
Accounts payable, accrued liabilities and income taxes payable	(116,927)	70,948
Other, net	(20,072)	11,519

Net cash flows used for operating activities	(611,002)	(367,657)

Cash Flows From Investing Activities:
Purchases of tools, dies and molds	(46,741)	(50,609)
Purchases of other property, plant and equipment	(51,192)	(49,289)
Payments for businesses acquired	(104,753)	(1,345)
Purchases of long-term investments	(35,000)	—
Proceeds from disposal of other property, plant and equipment	429	718

Net cash flows used for investing activities	(237,257)	(100,525)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	362,028	179,874
Repayments of short-term borrowings	—	(240,377)
Proceeds from long-term borrowings	—	298,356
Repayments of long-term borrowings	(100,000)	(50,000)
Share repurchases	(603,773)	(205,947)
Proceeds from exercises of stock options	221,437	29,248
Other, net	32,439	5,685

Net cash flows (used for) from financing activities	(87,869)	16,839

Effect of Currency Exchange Rate Changes on Cash	7,400	6,034

Decrease in Cash and Equivalents	(928,728)	(445,309)
Cash and Equivalents at Beginning of Period	1,205,552	997,734

Cash and Equivalents at End of Period	$276,824	$552,425

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, gross	$65,250	$137,375
Interest	36,287	45,123
Non-cash investing and financing activities:
Asset write-downs	1,400	950

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

Accounts receivable are net of allowances for doubtful accounts of $20.3 million, $20.4 million and $19.4 million as of September 30, 2007, September 30, 2006, and December 31, 2006, respectively.

4.	Inventories

Inventories include the following:

	September 30, 2007	September 30, 2006	December 31, 2006
	(In thousands)
Raw materials and work in process	$68,089	$53,285	$45,470
Finished goods	664,168	618,947	337,679

	$732,257	$672,232	$383,149

5.	Property, Plant and Equipment

Property, plant and equipment, net include the following:

	September 30, 2007	September 30, 2006	December 31, 2006
	(In thousands)
Land	$29,558	$29,066	$39,445
Buildings	239,192	235,861	227,935
Machinery and equipment	789,465	760,740	759,467
Tools, dies and molds	576,635	566,713	537,463
Capital leases	23,271	23,271	23,271
Leasehold improvements	142,382	125,153	128,668

	1,800,503	1,740,804	1,716,249
Less: accumulated depreciation	(1,285,078)	(1,215,381)	(1,179,500)

	$515,425	$525,423	$536,749

6.	Goodwill

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment level, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands and International. Mattel tests its goodwill for impairment annually in the third quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based on the fair value of the cash flows that the reporting units can be expected to generate in the future. In the third quarter of 2007, Mattel performed the annual impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, and determined that its goodwill was not impaired.

The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2007 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

	December 31, 2006	Additions	Impact of Currency Exchange Rate Changes	September 30, 2007
	(In thousands)
Mattel Girls Brands US	$38,278	$—	$1,600	$39,878
Mattel Boys Brands US	126,193	2,714	124	129,031
Fisher-Price Brands US	217,291	—	315	217,606
American Girl Brands	207,571	—	—	207,571
International	255,991	1,357	5,783	263,131

	$845,324	$4,071	$7,822	$857,217

7.	Other Noncurrent Assets

Other noncurrent assets include the following:

	September 30, 2007	September 30, 2006	December 31, 2006
	(In thousands)
Deferred income taxes	$505,393	$508,362	$503,168
Identifiable intangibles (net of amortization of $49.5 million, $40.5 million and $42.7 million, respectively)	72,993	18,622	55,193
Nonamortizable identifiable intangibles	128,858	—	15,400
Other	179,325	202,032	149,912

	$886,569	$729,016	$723,673

On May 23, 2007, Mattel acquired Origin Products Limited (“Origin”), which owns the Polly Pocket!™ trademark and tradename rights, for $79.6 million in cash, including acquisition costs. Prior to the acquisition, Mattel had exclusive rights to manufacture, design and distribute Polly Pocket!™ products. In connection with the acquisition of Origin, Mattel recorded indefinite-lived identifiable intangible assets totaling $113.5 million, including the $79.6 million for the purchase price and acquisition costs, along with related deferred tax liabilities.

On August 16, 2007, Mattel acquired the rights to manufacture, distribute and market several game properties, including Apples to Apples®, Snorta!®, and Blink®, from Out of the Box Publishing, Inc. for $25.1 million, including acquisition costs.

8.	Accrued Liabilities

Accrued liabilities include the following:

	September 30, 2007	September 30, 2006	December 31, 2006
	(In thousands)
Royalties	$98,128	$112,202	$125,581
Advertising and promotion	147,786	147,202	76,799
Receivable collections due bank	24,676	64,897	245,545
Other	536,801	426,473	532,510

	$807,391	$750,774	$980,435

9.	Long-term Debt

Long-term debt includes the following:

	September 30, 2007	September 30, 2006	December 31, 2006
	(In thousands)
Medium-term notes due March 2008 to November 2013	$300,000	$350,000	$350,000
Senior Notes due June 2009 to June 2011	300,000	300,000	300,000
MAPS term loan facility	—	225,000	50,000

	600,000	875,000	700,000
Less: current portion	(40,000)	(100,000)	(64,286)

	$560,000	$775,000	$635,714

In January 2007, Mattel repaid the remaining $50.0 million of the MAPS term loan facility and, as a result of the repayment, the MAPS term loan facility terminated. In May and July 2007, Mattel repaid Medium-term notes which totaled $30.0 million and $20.0 million, respectively.

10.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	September 30, 2007	September 30, 2006	December 31, 2006
	(In thousands)
Noncurrent tax liabilities	$163,434	$18,970	$8,735
Benefit plan liabilities	188,905	179,031	176,584
Other	102,418	99,371	119,357

	$454,757	$297,372	$304,676

In connection with the January 1, 2007 adoption of FIN 48, tax reserves for which a cash tax payment is not expected in the next twelve months were reclassified from current income taxes payable to other noncurrent liabilities.

11.	Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Net income	$236,750	$239,025	$271,517	$306,575
Currency translation adjustments	40,060	4,577	73,086	36,566
Amortization of prior service cost	491	—	1,469	—
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(27,390)	3,917	(31,926)	(7,971)
Reclassification adjustment for realized losses (gains) included in net income	10,281	(762)	8,482	504

	(17,109)	3,155	(23,444)	(7,467)

	$260,192	$246,757	$322,628	$335,674

The components of accumulated other comprehensive loss are as follows:

	September 30, 2007	September 30, 2006	December 31, 2006
	(In thousands)
Currency translation adjustments	$(95,841)	$(201,993)	$(168,927)
Minimum pension liability adjustments, net of tax	—	(68,715)	—
Net unrealized losses on derivative instruments, net of tax	(29,985)	(3,221)	(6,541)
Defined benefit plan adjustments, net of tax	(99,924)	—	(101,393)

	$(225,750)	$(273,929)	$(276,861)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures were related to entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, and Brazilian real. For the nine months ended September 30, 2007, currency translation adjustments resulted in a net gain of $73.1 million, with gains from the strengthening of the Euro, British pound sterling and Brazilian real against the US dollar. For the nine months ended September 30, 2006, currency translation adjustments resulted in a net gain of $36.6 million, with gains from the strengthening of the Euro and British pound sterling against the US dollar, partially offset by the weakening of the Mexican peso against the US dollar.

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

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (“IRS”) has completed audits through the 2003 tax year and is currently auditing Mattel’s 2004 and 2005 federal income tax returns. The IRS audit plan calls for the completion of the current examination in the first quarter of 2008. At this time, there is insufficient information related to current IRS, state, and foreign audits to quantify any possible changes in the unrecognized tax benefits that may occur during the next twelve months.

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

During the nine months ended September 30, 2006, Mattel recognized income tax benefits of $63.0 million related to settlements with taxing authorities, including $56.8 million as a result of settlements with foreign tax authorities and $6.2 million primarily due to a settlement with a state tax authority for tax years 1997 and 1998, and income tax benefits of $6.0 million related to a pre-tax charge of $19.3 million for prior period unintentional stock option accounting errors.

13.	Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, and Hong Kong dollar are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction (gains) losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Operating (income)	$(25,250)	$(12,817)	$(52,982)	$(17,789)
Other non-operating (income) expense, net	(7,398)	1,122	(9,579)	(309)

Net transaction (gains)	$(32,648)	$(11,695)	$(62,561)	$(18,098)

14.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Design and development	$45,237	$43,404	$136,043	$123,175
Identifiable intangible asset amortization	2,384	558	6,844	1,682

15.	Earnings Per Share

Basic net income per common share is computed by dividing reported net income by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common shares and other common equivalent shares outstanding during each period. The calculation of common equivalent shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices. Nonqualified stock options totaling 3.3 million shares were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2007, because they were anti-dilutive. Nonqualified stock options totaling 23.5 million and 24.3 million were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2006, respectively, because they were anti-dilutive.

16.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 4 to the Consolidated Financial Statements in Mattel’s 2006 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Service cost	$2,877	$2,938	$8,798	$8,541
Interest cost	5,446	5,743	16,677	17,082
Expected return on plan assets	(5,562)	(6,913)	(16,959)	(18,389)
Amortization of prior service cost	490	82	1,468	1,448
Recognized actuarial loss	2,119	2,661	6,398	7,164

	$5,370	$4,511	$16,382	$15,846

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Service cost	$20	$26	$74	$79
Interest cost	748	673	2,124	2,018
Recognized actuarial loss	265	229	635	688

	$1,033	$928	$2,833	$2,785

During the three and nine months ended September 30, 2007, Mattel made cash contributions totaling approximately $5 million and $11 million, respectively, to its defined benefit pension and postretirement benefit plans. Mattel expects to make cash contributions totaling approximately $15 million to its defined benefit pension and postretirement benefit plans during 2007, including approximately $10 million to cover benefit payments for its unfunded plans.

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

Compensation expense, included within other selling and administrative expense, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Stock option compensation expense	$2,427	$1,563	$4,494	$2,700
RSU compensation expense	4,549	2,576	9,359	2,869

	$6,976	$4,139	$13,853	$5,569

For the three and nine months ended September 30, 2006, Mattel also recognized non-cash compensation expense of $19.3 million ($13.3 million net of income tax) related to prior period unintentional stock option accounting errors associated with the use of incorrect measurement dates for certain grants. The correcting adjustment also increased noncurrent deferred tax assets by $3.5 million and additional paid in capital by $16.8 million as of September 30, 2006.

As of September 30, 2007, total unrecognized compensation cost related to unvested share-based payments totaled $62.1 million and is expected to be recognized over a weighted-average period of 2.4 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received for stock options exercises during the nine months ended September 30, 2007 and 2006 was $221.4 million and $29.2 million, respectively, and the tax benefit recognized as additional paid-in capital during the nine months ended September 30, 2007 and 2006 was $14.0 million and $3.0 million, respectively.

18.	Product Recalls

In August 2007, Mattel recalled products with high-powered magnets that may become dislodged and other products that were produced using non-approved paint containing lead in excess of applicable regulatory and Mattel standards. During the three months ended June 30, 2007, Mattel reversed sales associated with the products that were recalled in August 2007, recorded an impairment of the affected inventory, and accrued other recall-related costs. These recall charges resulted in a total reduction to operating income of $28.8 million for the three months ended June 30, 2007, and were based on estimates associated with the expected levels of affected product at retail and historical consumer return rates.

Mattel’s actual returns experience associated with the August 2007 recalls has been higher than expected, particularly in international markets. Consequently, incremental charges related to the August 2007 recalls were recorded during the three months ended September 30, 2007 which reduced operating income by $13.3 million. Also, during the three months ended September 30, 2007, additional charges reducing operating income by $9.1 million were recorded for subsequent product recalls (collectively, along with the August 2007 recalls, “the Product Recalls”). Mattel has also incurred incremental costs for legal fees, recall advertisements, and recall administration around the world. Mattel estimates that it incurred incremental recall-related costs totaling approximately $17 million during the three months ended September 30, 2007.

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

19.	Contingencies

With regard to the claims against Mattel described below, Mattel intends to defend itself vigorously. Management cannot reasonably determine the scope or amount of possible liabilities that could result from unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of September 30, 2007. However, it is possible that an unfavorable resolution of the claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

Litigation Related to Product Recalls

Product Liability Litigation in the United States

Since August 7, 2007, seventeen lawsuits have been filed in the United States asserting claims allegedly arising out of the August 2, August 14, and/or September 4, 2007 voluntary product recalls by Mattel and Fisher-Price.

Twelve of those cases have been commenced in the following United States District Courts: seven in the Central District of California (Mayhew v. Mattel, filed August 7, 2007; White v. Mattel, filed August 16, 2007; Luttenberger v. Mattel, filed August 23, 2007; Puerzer v. Mattel, filed August 29,2007; Shah v. Fisher-Price, filed September 13, 2007; Rusterholtz v. Mattel, filed September 27, 2007; and Jimenez v. Mattel, filed October 12, 2007); two in the Southern District of New York (Shoukry v. Fisher-Price, filed August 10, 2007, and Goldman v. Fisher-Price, filed August 31, 2007), two in the Eastern District of Pennsylvania (Monroe v. Mattel, filed August 17, 2007, and Chow v. Mattel, filed September 7, 2007), one in the Southern District of Indiana (Sarjent v. Fisher-Price, filed August 16, 2007), and one in the District of South Carolina (Hughey v. Fisher-Price, filed August 24, 2007). Two other actions originally filed in Los Angeles County Superior Court have since been removed to federal court in the Central District of California (Healy v. Mattel, filed August 21, 2007, and Powell v. Mattel, filed August 20, 2007). Another lawsuit commenced in San Francisco County Superior Court has been removed to the federal court in the Northern District of California (Harrington v. Mattel, filed August 20, 2007). One other action was commenced in District of Columbia Superior Court, and it has since been removed to the United States District Court for the District of Columbia (DiGiacinto v. Mattel, filed August 29, 2007). As a result, all seventeen lawsuits in the United States are now pending in federal court. Mattel is a defendant in all of the actions, while Fisher-Price is named as a defendant in thirteen of the cases. Mattel Overseas, Inc., Mattel Sales Corp., Mattel Direct Import, Inc., and Mattel Operations, Inc., are named as defendants in two of the cases (Powell and Chow). Target Corporation, named as a defendant in the Mayhew case, has tendered the defense of the action to Mattel and requested indemnification for the specific claims in the complaint, which tender and request for indemnification have been accepted. Target Corporation is also a named defendant in the Jimenez action.

All but one of the cases seek to bring claims as a class action. Twelve of the lawsuits seek certification of a nationwide class, while four (Monroe, Chow, Hughey and Harrington) seek certification of statewide classes only. While the specific scope of each proposed plaintiff class varies, they generally seek to certify classes that would include either or both of (i) all purchasers in the United States of the toys recalled by Mattel and Fisher-Price in August and September 2007, and/or (ii) all children who used or were exposed to the toys recalled in August and September 2007 and/or their parents. In the Harrington and Healy actions, the claims are on their face tied to the August and September 2007 recalls, yet each seeks to certify a class that includes purchasers of toys from January 1, 2003, and August 14, 2003, respectively, to the present. Two of the actions (Shoukry and Goldman) also seek certification of a defendant class of other entities that purchased toys containing lead paint for resale from the manufacturer involved in the Company’s August 2, 2007 recall. The DiGiacinto action is not a class action; rather, the plaintiff purports to represent “the General Public of the District of Columbia” under the District’s consumer protection statute.

With some variation in how the claims are stated among the cases, they generally allege that defendants failed to prevent products manufactured in China from containing lead paint and misled the public with its branding and advertising suggesting that the products were safe. In the Healy and Rusterholtz cases, plaintiffs allege that the toys with magnets recalled on August 14, 2007, were defective. The cases present a range of legal theories, but they generally fall into four categories: (i) breach of express or implied warranty; (ii) consumer fraud and unfair practices under state statutes; (iii) traditional negligence and strict liability claims; and (iv) unjust enrichment. Plaintiffs make two fundamental claims with respect to the remedies sought: (i) the vouchers provided in connection with the recalls are inadequate and plaintiffs should receive cash compensation, usually in the form of reimbursement, restitution or disgorgement, and (ii) exposure to the toys has increased the risk of injury from lead so that defendants should be required to fund a medical monitoring program to test and/or treat children exposed to the recalled toys. Claims for statutory penalties, punitive damages, treble damages, pre-judgment and post-judgment interest and attorneys’ fees are also included in many of the cases. None of the actions filed in the United States specifies the amount of damages claimed. A number of the cases also seek injunctive relief, including orders requiring defendants to stop their allegedly deceptive consumer practices, institute additional testing of products from China, or certify that their products are lead-free.

All of the actions in the United States are at a preliminary stage.

Multidistrict Litigation

On September 5, 2007, Mattel and Fisher-Price filed a motion before the Judicial Panel on Multidistrict Litigation asking that all federal actions related to the recalls be coordinated and transferred to the Central District of California (In re Mattel Inc. Toy Lead Paint Products Liability Litigation). Some plaintiffs in the federal actions have supported coordination and transfer to the Central District of California, while others have opposed either coordination or the proposed location of any MDL proceedings. The MDL Panel has scheduled oral argument on the motion to coordinate the Mattel/Fisher-Price litigation for November 29, 2007.

California Proposition 65 Claims

On September 24 and September 26, 2007, respectively, the Environmental Law Foundation and the Center for Environmental Health (together, the “Noticing Parties”), each of which is a non-profit environmental group, issued pre-litigation notices of intent to sue (the “Notices”) against Mattel for allegedly failing to issue clear and reasonable warnings in accordance with California Health and Safety Code Section 25249.6 (“Proposition 65”) with regard to potential exposures to lead and lead compounds from certain toys distributed for sale in California.

Pursuant to Proposition 65, the pre-litigation Notices must be served on the California Attorney General, the district attorneys in California, and certain city attorneys, at least sixty days before the Noticing Parties can proceed with a formal lawsuit. Prior to the expiration of the sixty-day period, the governmental authorities may file a Proposition 65 civil enforcement action in California Superior Court, which would preclude the Noticing Parties from proceeding with a lawsuit of their own. Proposition 65 provides for injunctive relief and civil monetary penalties in amounts up to $2,500 per day per violation; enforcement of Proposition 65 by governmental authorities may also involve claims under Section 17200 et seq. of the California Business & Professions Code, which provides for an additional civil penalty of up to $2,500 per day per violation as well as injunctive relief and restitutionary remedies. Mattel has not been advised to date as to whether the California Attorney General or any other governmental authority will proceed with a Proposition 65 enforcement action.

Product Liability Litigation in Canada

Since September 26, 2007, eight proposed class actions have been filed in the provincial superior courts of the following Canadian provinces: British Columbia (Trainor v. Fisher-Price, filed September 26, 2007); Alberta (Cairns v. Fisher-Price, filed September 26, 2007); Saskatchewan (Sharp v. Mattel Canada, filed September 26, 2007); Quebec (El-Mousfi v. Mattel Canada, filed September 27, 2007, and Fortier v. Mattel Canada, filed October 10, 2007); Ontario (Wiggins v. Mattel Canada, filed September 28, 2007); New Brusnwick (Travis v. Fisher-Price, filed September 28, 2007); and Manitoba (Close v. Fisher-Price, filed October 3, 2007). Mattel, Fisher-Price and Mattel Canada are defendants in all of the actions, and Fisher-Price Canada is a defendant in two of the actions (El-Mousfi and Wiggins). All but one of the cases seek certification of both a class of residents of that province and a class of all other residents of Canada outside the province where the action was filed. The most recent action filed in Quebec (Fortier), apparently filed without legal counsel, seeks certification of a class of residents of Quebec only. The classes are generally defined similarly in all of the actions to include both purchasers of the toys recalled by Mattel and Fisher-Price in August and September 2007 and children, either directly or through their parents as “next friends,” who have had contact with those toys (either directly or through their parents as “next friends”).

The actions in Canada generally allege that defendants were negligent in allowing their products to be manufactured and sold with lead paint on the toys and negligent in the design of the toys with the small magnets, which led to the sale of defective products. The cases typically state claims in four categories: (i) production of a defective product; (ii) misrepresentations; (iii) negligence; and (iv) violations of consumer protection statutes. Plaintiffs generally seek general and special damages, damages in the amount of monies paid for testing of children based on alleged exposure to lead, restitution of any amount of monies paid for replacing recalled toys, disgorgement of benefits resulting from recalled toys, aggravated and punitive damages, pre-judgment and post-judgment interest, and an award of litigation costs and attorneys’ fees. Plaintiffs in all of the actions except one do not specify the amount of damages sought. In the Ontario action (Wiggins), plaintiff demands general damages of CDN$75 million and special damages of CDN$150 million, in addition to the other remedies.

All of the actions in Canada are at a preliminary stage.

Product Liability and Related Claims in Brazil

Three consumer protection associations and agencies have filed claims against Mattel’s subsidiary Mattel do Brasil Ltda. in the following courts in Brazil: (a) the Public Treasury Court in the State of Santa Catarina (Associacao Catarinense de Defensa dos Cidadaos, dos Consumidores e dos Contribuintes—ACC/SC v. Mattel do Brasil Ltda., filed February 2, 2007); (b) the Second Circuit Commercial Court in the State of Rio de Janeiro (Consumer Protection Committee from the State Legislative Body from Rio de Janeiro—CPLeg/RJ v. Mattel do Brasil Ltda., filed August 17, 2007); and (c) the Sixth Circuit Civil Court in the Federal District (Brazilian Institute for the Study and Defense of Consumer Relationships - IBEDEC v. Mattel do Brasil Ltda., filed September 13, 2007). The ACC/SC case relates to the recall of magnetic products in November 2006; the CPLeg/RJ case relates to the August 2007 recall of magnetic products; and the IBEDEC case relates to the August and September 2007 recalls of magnetic products and products with non-approved paint containing lead in excess of applicable regulatory and Mattel standards. The cases generally state claims in four categories: (i) production of a defective product; (ii) misrepresentations; (iii) negligence; and (iv) violations of consumer protection statutes. Plaintiffs generally seek general and special damages; restitution of monies paid by consumers to replace recalled toys; disgorgement of benefits resulting from recalled toys; aggravated and punitive damages; pre-judgment and post-judgment interest; injunctive relief; and litigation costs and attorneys’ fees. The amount of damages sought by plaintiffs is not generally specified, except that in the Public Treasury Court in the State of Santa Catarina action (ACC/SC), plaintiff demands general damages of approximately US$1 million, in addition to other remedies, and in the Sixth Circuit Civil Court in the Federal District action (IBEDEC), plaintiff demands general damages of approximately $25 million, in addition to other remedies.

Since August 20, 2007, the Department of Consumer Protection and Defense (“DPDC”), the Executive Group for Consumer Protection (“PROCON”) from São Paulo, Mato Grosso and Rio Grande do Norte, and public prosecutors from the States of Pernambuco and Rio de Janeiro have initiated seven administrative proceedings against Mattel do Brasil for offering products that Mattel allegedly should have known to present a risk for the consumers’ health and safety. The proceedings have been filed in the following administrative tribunals: (a) DPDC (DPDC v. Mattel do Brasil Ltda., filed August 20, 2007, and DPDC v. Mattel do Brasil Ltda., filed September 14, 2007); (b) PROCON (PROCON/MT v. Mattel do Brasil, filed August 29, 2007, PROCON/SP v. Mattel do Brasil, filed September 4, 2007, and PROCON/RN v. Mattel do Brasil, filed October 10, 2007); and (c) the Public Prosecutor’s Office (MP/RJ v. Mattel do Brasil, filed September 27, 2007, and MP/PE v. Mattel do Brasil, filed September 28, 2007). The administrative proceedings generally state claims based on the alleged negligence of Mattel do Brasil regarding recalled products. In the PROCON/SP proceeding plaintiff estimates a fine equivalent to approximately $0.4 million. None of the other administrative proceedings listed above specify the amount of the penalties that could be applied if the claims against Mattel do Brasil are successful.

All of the actions in Brazil are at a preliminary stage.

Product Liability Litigation in Colombia

On August 22, 2007, plaintiff, a resident of Colombia, filed an action (Matiz v. Ministry of Health, et al.) in the Administrative Court for the Bogata Circuit in the Republic of Colombia against Mattel and the Colombian Ministry of Health. Plaintiff alleges the following claims: (a) violation of the collective right to free economic competition, (b) violation of the collective right to public health, (c) violation of the prohibition against the introduction of toxic waste into the national territory, and (d) violation of the collective right of consumers’ to be free from unsafe products. Plaintiff seeks the following relief: an affirmative injunction for additional recalls; a declaration of liability for violation of consumers’ “collective rights” to public health, free economic competition and the prohibition against the introduction of toxic waste into the national territory; economic incentives of between 10 and 150 times the minimum monthly legal wage; and an award of litigation costs and attorneys’ fees. The action in Colombia is in a preliminary stage.

20.	Segment Information

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

The following tables present information about revenues, income and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income from operations represents operating income, while consolidated income from operations represents income from operations before income taxes as reported in the consolidated statements of operations. The corporate and other category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis and the impact of changes in foreign currency rates on intercompany transactions.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$448,842	$467,342	$921,037	$961,219
Fisher-Price Brands US	514,064	518,551	1,005,781	949,805
American Girl Brands	71,091	71,226	189,777	194,733

Total Domestic	1,033,997	1,057,119	2,116,595	2,105,757
International	984,785	892,598	2,035,716	1,750,732

Gross sales	2,018,782	1,949,717	4,152,311	3,856,489
Sales adjustments	(180,208)	(159,405)	(370,847)	(315,175)

	$1,838,574	$1,790,312	$3,781,464	$3,541,314

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Segment Income
Domestic:
Mattel Girls & Boys Brands US	$83,838	$105,231	$112,184	$153,018
Fisher-Price Brands US	112,199	99,129	142,310	118,039
American Girl Brands	3,325	6,789	592	7,353

Total Domestic	199,362	211,149	255,086	278,410
International	165,047	176,097	240,745	216,301

	364,409	387,246	495,831	494,711
Corporate and other expense (a)	53,881	65,011	127,823	154,556

Operating income	310,528	322,235	368,008	340,155
Interest expense	16,354	22,559	44,969	53,840
Interest (income)	(6,202)	(6,722)	(28,644)	(21,983)
Other non-operating (income) expense, net	(7,312)	1,845	(8,108)	(2,114)

Income before income taxes	$307,688	$304,553	$359,791	$310,412

(a)	Corporate and other expense includes (i) charges related to severance of $0.9 million and $2.3 million for the three and nine months ended September 30, 2007, respectively, and $0.5 million and $15.8 million for the three and nine months ended September 30, 2006, respectively, (ii) stock compensation expense of $7.0 million and $13.9 million for the three and nine months ended September 30, 2007, respectively, and $23.6 million and $24.9 million for the three and nine months ended September 30, 2006, respectively, and (iii) recall-related expenses estimated to total approximately $9 million for the three and nine months ended September 30, 2007. Stock compensation expense for the three and nine months ended September 30, 2006 included $19.3 million related to the correction of a prior period unintentional stock option accounting error. The 2006 severance charge was related to the January 2006 reduction of over 200 positions, primarily in connection with the streamlining of the Mattel Brands organization.

	September 30, 2007	September 30, 2006	December 31, 2006
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$380,500	$390,658	$296,533
Fisher-Price Brands US	432,102	429,384	217,124
American Girl Brands	99,092	99,628	61,014

Total Domestic	911,694	919,670	574,671
International	1,416,996	1,065,152	663,393

	2,328,690	1,984,822	1,238,064
Corporate and other	43,872	75,344	88,898

Accounts receivable and inventories	$2,372,562	$2,060,166	$1,326,962

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$1,143,129	$1,082,062	$2,348,538	$2,184,896
Fisher-Price Brands	799,788	790,524	1,601,421	1,463,479
American Girl Brands	71,031	71,226	189,717	194,733
Other	4,834	5,905	12,635	13,381

Gross sales	2,018,782	1,949,717	4,152,311	3,856,489
Sales adjustments	(180,208)	(159,405)	(370,847)	(315,175)

Net sales	$1,838,574	$1,790,312	$3,781,464	$3,541,314

21.	New Accounting Pronouncements

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Op erations.

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

Management believes that the business environment for Mattel for the remainder of 2007 will be similar to that of 2006. Mattel expects to continue facing challenges both domestically and internationally as retailers continue to tightly manage inventory. Additionally, Mattel has experienced continued cost pressures in the areas of product costs, including oil-based resin and zinc, and employee-related costs. Management believes that Mattel will continue to encounter a challenging retail environment, along with cost pressures.

Product Recalls

During the third quarter of 2007, Mattel recalled products with high-powered magnets that may become dislodged and other products that were produced using non-approved paint containing lead in excess of applicable regulatory and Mattel standards. As a result of these recalls, Mattel intentionally slowed down its shipments out of Asia while it conducted extensive product testing. Also, export licenses at several manufacturing facilities in China were temporarily suspended in September 2007 while safety procedures were reviewed. While nearly all the licenses are now back in place, delays of one to two weeks in shipments from some facilities reduced Mattel’s net sales for the third quarter of 2007, particularly affecting the Barbie® and Fisher-Price® Friends brands. Mattel’s ability to import products into certain countries was also impacted by product recalls as certain countries and regulatory authorities reviewed Mattel’s safety procedures. These issues have since been resolved in most countries and did not have a significant financial impact on Mattel’s third quarter results. In Brazil, Mattel has been allowed to resume shipping some toys, and is working with authorities to gain approval for the remaining containers. In the third quarter of 2007, Mattel had sufficient inventory on hand in Brazil to fill most orders.

The August 2007 recall of products with high-powered magnets was a recall of older toys with magnets that do not meet Mattel’s current retention system requirements. Since November 2006, when Mattel conducted its first voluntary recall for magnetic toys, Mattel has implemented enhanced magnet retention systems across all of its brands. Beginning in January 2007, all magnets must be “locked” into the toy with sturdy material holding in the edges around the exposed face of the magnet or completely covering or “encapsulating” the magnet. Mattel also conducted an extensive review of technical data and consumer information on all magnetic toys and is confident in the new requirements, based on its continued testing and consumer experience.

In July 2007, Mattel determined that certain products, manufactured by a third-party contract manufacturer in China, were produced using non-approved paint containing lead in excess of applicable regulatory and Mattel standards. As a result, and also in July 2007, Mattel launched a thorough investigation and expanded its testing programs to ensure that painted finished goods, at third-party contract manufacturers as well as facilities operated by Mattel, are systematically tested prior to being shipped to customers. In addition, Mattel implemented a strengthened three-point check system to enforce compliance with all regulations and standards applicable to lead paint, as follows:

•	Every batch of paint must not only be purchased from a certified paint supplier but also be re-tested before it is used, to ensure compliance with lead standards.

•

To further ensure that Mattel toys are safe before they reach store shelves, paint on samples of finished products from every production run must be tested for lead either by Mattel’s own laboratories or by laboratories certified by Mattel.

•

Mattel has increased the frequency of random, unannounced inspections of vendors and subcontractors for compliance with Mattel’s quality and safety procedures, including the applicable lead paint standard.

Mattel has also implemented additional protections. Vendors and subcontractors must segregate all production for Mattel and they must have dedicated storage for paint used on Mattel products. No subcontractor may further subcontract out any part of a job to other locations. Before using a subcontractor’s components in Mattel products, a vendor must test samples of such components for lead paint. Finally, the vendor as well as the subcontractor are both subject to unannounced audits and are held accountable for Mattel’s rules and requirements. More generally, Mattel has also created a new Corporate Responsibility organization, which has an even greater level of accountability internally and externally for adherence to the company’s safety and compliance protocols.

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

Results of Operations—Third Quarter

Consolidated Results

Net sales for the third quarter of 2007 were $1.84 billion, up 3% as compared to $1.79 billion in 2006, including favorable changes in currency exchange rates of 3 percentage points. Net income for the third quarter of 2007 was $236.8 million, or $0.61 per diluted share, as compared to $239.0 million in the third quarter of 2006, or $0.62 per diluted share.

Operating income for the third quarter of 2007 of $310.5 million included charges and incremental costs of approximately $40 million related to product recalls during 2007. Of this total, $13.3 million related to an increase in the reserves recorded in the second quarter of 2007, due primarily to higher than anticipated product return rates, $9.1 million related to additional reserves for subsequent product recalls, and approximately $17 million related to incremental recall-related legal, advertising and administration costs incurred in the third quarter of 2007.

Operating income for the third quarter of 2006 was negatively impacted by $19.3 million of non-cash compensation expense related to prior period unintentional stock option accounting errors.

The following table provides a summary of Mattel’s consolidated results for the third quarter of 2007 and 2006 (in millions, except percentage and basis point information):

	For the Three Months Ended September 30,				Year/Year Change
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,838.6	100.0%	$1,790.3	100.0%	3%	—

Gross profit	$864.7	47.0%	$851.4	47.6%	2%	(60)
Advertising and promotion expenses	211.4	11.5	205.9	11.5	3%	—
Other selling and administrative expenses	342.8	18.6	323.3	18.1	6%	50

Operating income	310.5	16.9	322.2	18.0	–4%	(110)
Interest expense	16.4	0.9	22.6	1.3	–28%	(40)
Interest (income)	(6.2)	–0.3	(6.7)	–0.4	–8%	10
Other non-operating (income) expense, net	(7.4)		1.7

Income before income taxes	$307.7	16.7%	$304.6	17.0%		(30)

Sales

Net sales for the third quarter of 2007 were $1.84 billion, up 3% as compared to $1.79 billion in 2006, including favorable changes in currency exchange rates of 3 percentage points. In the third quarter of 2007, the Product Recalls reduced net sales by approximately $19 million for sales returns and reserves recorded. Gross sales within the US decreased 2%, as compared to 2006, and accounted for 51.2% of consolidated gross sales in 2007, as compared to 54.2% in 2006. Gross sales in international markets increased 10% during the third quarter of 2007, as compared to 2006, including favorable changes in currency exchange rates of 6 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 6% in the third quarter of 2007 to $1.14 billion, with favorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Mattel Girls & Boys Brands decreased 4% as compared to the third quarter of 2006 and international gross sales increased 13%, with favorable changes in currency exchange rates of 7 percentage points. Worldwide gross sales of Barbie® decreased 4% from the third quarter of 2006, with favorable changes in currency exchange rates of 4 percentage points. The decline was primarily due to ongoing softness in Barbie® Fantasy products as well as shipping delays caused by short-term supply chain disruptions resulting from the Product Recalls. International gross sales of Barbie® increased 6%, including favorable changes in currency exchange rates of 6 percentage points, while domestic gross sales of Barbie® decreased 19% in the third quarter of 2007. Worldwide gross sales of Other Girls products decreased 10%, including favorable changes in currency exchange rates of 3 percentage points, primarily due to sales declines in Polly Pocket!™ domestically and Pixel Chix™ and Winx Club™ internationally. Worldwide gross sales of Wheels products increased 9%, including favorable changes in currency exchange rates of 3 percentage points, primarily as a result of strong sales growth in Hot Wheels® internationally and Matchbox® worldwide, which more than offset sales declines in Hot Wheels® and Tyco® R/C domestically. Worldwide gross sales of Entertainment products increased 29%, including favorable changes in currency exchange rates of 4 percentage points, primarily driven by continued strong worldwide sales of CARS™ products and the inclusion of approximately $58 million of Radica® sales.

Worldwide gross sales of Fisher-Price Brands increased 1% in the third quarter of 2007 to $799.8 million, including favorable changes in currency exchange rates of 2 percentage points. International gross sales of Fisher-Price Brands increased 5%, including favorable changes in currency exchange rates of 5 percentage points, while domestic gross sales decreased 1%. Worldwide gross sales of Core Fisher-Price® increased 19%, including favorable changes in currency exchange rates of 2 percentage points, primarily driven by continued strength in infant, preschool, BabyGear™, learning, and newborn products. Worldwide gross sales of Fisher-Price® Friends decreased 30%, including a 1 percentage point benefit from changes in currency exchange rates. The decrease in Fisher-Price® Friends was primarily driven by sales declines in Dora the Explorer™, Winnie the Pooh, and Sesame Street™ and supply chain delays caused by the Product Recalls.

American Girl Brands gross sales were flat in the third quarter of 2007 at $71.0 million as compared to $71.2 million in the third quarter of 2006, driven by softness in the catalog business, partially offset by contributions from the August 2007 opening of the Atlanta American Girl® Boutique & Bistro™ and the September 2007 launch of the newest historical character, Julie.

Cost of Sales

Cost of sales increased by $35.0 million, or 4%, from $938.9 million in the third quarter of 2006 to $973.9 million in the third quarter of 2007, as compared to a 3% increase in net sales. On an overall basis, cost of sales increased primarily due to increased sales volume and the impact of the Product Recalls, which increased cost of sales by approximately $3 million in the third quarter of 2007. Within cost of sales, product costs increased by $44.2 million, or 6%, from $753.5 million in the third quarter of 2006 to $797.7 million in the third quarter of 2007, which was primarily driven by increased sales volume and the impact of the Product Recalls. Royalty expense decreased by $9.0 million, or 10%, from $86.6 million in the third quarter of 2006 to $77.6 million in third quarter of 2007, and is primarily reflective of product mix. Freight and logistics expenses in the third quarter of 2007 of $98.6 million were flat with the third quarter of 2006.

Gross Profit

Gross profit, as a percentage of net sales, was 47.0% in the third quarter of 2007, as compared to 47.6% in the third quarter of 2006. The decrease in gross profit was primarily driven by a 70 basis point negative impact from Product Recall costs. Alignment of prices with increased input costs and favorable exchange rates largely offset external cost pressures.

Advertising and Promotion Expenses

Advertising and promotion expenses in the third quarter of 2007 were flat with the third quarter of 2006 at 11.5% of net sales. Product recall-related advertising and promotion expenditures were approximately $4 million in the third quarter of 2007.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $342.8 million, or 18.6% of net sales, in the third quarter of 2007, as compared to $323.3 million, or 18.1% of net sales, in the third quarter of 2006. The Product Recalls increased other selling and administrative expenses by approximately $14 million in the third quarter of 2007. Compensation expense related to stock options and RSUs totaled $7.0 million in the third quarter of 2007 as compared to $23.6 million in the third quarter of 2006. Compensation expense related to stock options for the third quarter of 2006 included $19.3 million for the correction of prior period unintentional stock option accounting errors. Higher employee-related costs, increased investments in the business, the negative impact of foreign currency exchange rates and the inclusion of Radica® costs also contributed to the increase in other selling and administrative expenses during the third quarter of 2007, which was partially offset by lower incentive compensation costs.

Non-Operating Items

Interest expense decreased from $22.6 million in the third quarter of 2006 to $16.4 million in the third quarter of 2007, primarily due to lower average borrowings. Interest income decreased from $6.7 million in the third quarter of 2006 to $6.2 million in the third quarter of 2007, primarily due to lower average invested cash balances. Other non-operating income increased from a loss of $1.8 million in the third quarter of 2006 to income of $7.3 million in the third quarter of 2007, due primarily to foreign currency exchange gains.

Provision for Income Taxes

Provision for income taxes increased from $65.5 million in the third quarter of 2006 to $70.9 million in the third quarter of 2007. During the second quarter of 2007, Mattel recognized tax expense of $5.3 million related to enacted New York corporate tax law changes. During the third quarter of 2006, Mattel recognized income tax benefits of $6.0 million related to a pre-tax charge of $19.3 million for prior period unintentional stock option accounting errors.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales decreased to $448.8 million in the third quarter of 2007 as compared to $467.3 million in the third quarter of 2006. Within this segment, gross sales of Barbie® products decreased 19%, primarily driven by short-term supply chain disruptions resulting from the Product Recalls and sales declines in Barbie® Fantasy. Gross sales of Other Girls products decreased 13%, primarily driven by lower sales of Polly Pocket!™ products. Gross sales of Wheels products decreased 5%, primarily driven by lower sales of Tyco® R/C and Hot Wheels® products, partially offset by higher sales of Matchbox® products. Gross sales of Entertainment products increased 25%, primarily driven by continued strong sales of CARS™ products and the inclusion of Radica® sales. Mattel Girls & Boys Brands US segment operating income decreased $21.4 million to $83.8 million in the third quarter of 2007, largely driven by lower sales volume, the impact of the Product Recalls, which lowered Mattel Girls & Boys Brands US segment income by approximately $4 million, and higher other selling and administrative expenses.

Fisher-Price Brands US gross sales decreased 1% in the third quarter of 2007 as compared to the third quarter of 2006, reflecting a decrease in Fisher-Price® Friends sales, partially offset by increased sales of Core Fisher-Price® products. Sales increases in Core Fisher-Price® products reflected strong sales of learning, preschool, infant, and BabyGear™ products. Lower sales of Fisher-Price® Friends products were driven primarily by sales declines in Dora the Explorer™, Winnie the Pooh, and the impact of the Product Recalls. Fisher-Price Brands US segment income increased $13.1 million to $112.2 million in the third quarter of 2007 from $99.1 million in the third quarter of 2006, primarily due to higher gross margins, partially offset by the impact of the Product Recalls, which lowered segment income by approximately $6 million.

American Girl Brands gross sales were flat in the third quarter of 2007 at $71.1 million, as compared to $71.2 million in the third quarter of 2006, driven by softness in the catalog business, partially offset by contributions from the August 2007 opening of the Atlanta American Girl® Boutique & Bistro™ and the September 2007 launch of the newest historical character, Julie. American Girl Brands segment operating income declined from $6.8 million in the third quarter of 2006 to $3.3 million in the third quarter of 2007, primarily due to higher other selling and administrative expenses and opening costs for the Atlanta American Girl® Boutique & Bistro™.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the third quarter of 2007 versus 2006:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International	10	6
Europe	9	6
Latin America	17	6
Asia Pacific	16	6
Other	(6)	4

International gross sales increased by 10% in the third quarter of 2007, as compared to the third quarter of 2006, including favorable changes in currency exchange rates of 6 percentage points. Gross sales of Barbie® increased 6% in the third quarter of 2007, including favorable changes in currency exchange rates of 6 percentage points. Gross sales of Other Girls products decreased 8% in the third quarter of 2007, including favorable changes in currency exchange rates of 5 percentage points, primarily driven by sales declines in Pixel Chix™ and Winx Club™. Gross sales of Wheels products increased 23%, including favorable changes in currency exchange rates of 7 percentage points, reflecting growth in Hot Wheels® and Matchbox®. Gross sales of Entertainment products increased 32%, including favorable changes in currency exchange rates of 8 percentage points, primarily driven by strong sales of CARS™ products, growth in the games business, and the inclusion of Radica® sales. Gross sales of Fisher-Price Brands increased 5%, including favorable changes in currency exchange rates of 5 percentage points, driven by strong sales of Core Fisher-Price® products, offset by sales declines in Fisher-Price® Friends. International segment income decreased from $176.1 million in the third quarter of 2006 to $165.0 million in the third quarter of 2007, primarily due to the impact of the Product Recalls, which lowered International segment income by approximately $21 million, and higher other selling and administrative expenses, partially offset by increased sales volume.

Results of Operations—First Nine Months

Consolidated Results

Net sales for the first nine of 2007 were $3.78 billion, up 7% as compared to $3.54 billion in 2006, including favorable changes in currency exchange rates of 3 percentage points. Net income for the first nine months of 2007 was $271.5 million, or $0.68 per diluted share, as compared to net income of $306.6 million, or $0.79 per diluted share for the first nine months of 2006. Operating income for the first nine months of 2007 of $368.0 million included charges and incremental costs of approximately $69 million related to the Product Recalls. Of this total, $28.8 million related to reserves recorded in the second quarter of 2007, $13.3 million related to an increase to the reserves that were recorded in the second quarter of 2007, due primarily to higher than anticipated product return rates, $9.1 million related to additional reserves for subsequent product recalls, and approximately $17 million related to incremental recall-related legal, advertising and administration costs incurred in the third quarter of 2007. Operating income for the first nine months of 2006 was negatively impacted by $19.3 million of non-cash compensation expense related to prior period unintentional stock option accounting errors, and $15.8 million of severance primarily related to the streamlining of the Mattel Brands organization. Net income for the first nine months of 2006 was positively impacted by $63.0 million of income tax benefits, primarily related to audit settlements with foreign and state tax authorities.

The following table provides a summary of Mattel’s consolidated results for the first nine months of 2007 and 2006 (in millions, except percentage and basis point information):

	For the Nine Months Ended September 30,
	2007		2006		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$3,781.5	100.0%	$3,541.3	100.0%	7%	—

Gross profit	$1,726.6	45.7%	$1,599.4	45.2%	8%	50
Advertising and promotion expenses	423.9	11.2	395.3	11.2	7%	—
Other selling and administrative expenses	934.7	24.7	863.9	24.4	8%	30

Operating income	368.0	9.7	340.2	9.6	8%	10
Interest expense	45.0	1.2	53.8	1.5	–16%	(30)
Interest (income)	(28.6)	–0.8	(22.0)	–0.6	30%	(20)
Other non-operating (income), net	(8.2)		(2.0)

Income before income taxes	$359.8	9.5%	$310.4	8.8%		70

Sales

Net sales for the first nine months of 2007 were $3.78 billion, up 7% as compared to $3.54 billion in 2006, including favorable changes in currency exchange rates of 3 percentage points. The Product Recalls reduced net sales by approximately $36 million for sales returns and reserves recorded for the first nine months of 2007. Gross sales within the US increased 1% in the first nine months of 2007, as compared to 2006, and accounted for 51.0% of consolidated gross sales in the first nine months of 2007, as compared to 54.6% in 2006. Gross sales in international markets increased 16% in the first nine months of 2007, as compared to 2006, including favorable changes in currency exchange rates of 6 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 7% in the first nine months of 2007 to $2.35 billion, with favorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of

Mattel Girls & Boys Brands decreased 4% as compared to the first nine months of 2006 and international gross sales increased 17%, with favorable changes in currency exchange rates of 7 percentage points. Worldwide gross sales of Barbie® remained flat with 2006, with a 4 percentage point benefit from currency exchange rates. During the first nine months of 2007, domestic gross sales of Barbie® decreased 16%, and international gross sales increased 11%, including favorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Other Girls products declined 8%, including favorable changes in currency exchange rates of 3 percentage points, due to sales declines in Polly Pocket!™ domestically and Pixel Chix™ and Winx Club™ worldwide. Worldwide gross sales of Wheels products increased 13%, including favorable changes in currency exchange rates of 3 percentage points, primarily as a result of strong sales growth in Hot Wheels® internationally and Matchbox® worldwide, which more than offset sales declines in Hot Wheels® and Tyco® R/C domestically. Worldwide gross sales of Entertainment products increased 23%, including favorable changes in currency exchange rates of 4 percentage points, primarily driven by continued strong worldwide sales of CARS™ products, the inclusion of Radica® sales, and growth in the games business, partially offset by sales declines in Superman™ products.

Worldwide gross sales of Fisher-Price Brands were $1.60 billion, up 9% in the first nine months of 2007, including a 1 percentage point benefit from currency exchange rates. Worldwide gross sales of Core Fisher-Price® increased 22%, including favorable changes in currency exchange rates of 3 percentage points, primarily driven by continued strength in preschool, BabyGear™, infant, learning and newborn products. Worldwide gross sales of Fisher-Price® Friends decreased by 13%, including favorable changes in currency exchange rates of 2 percentage points, primarily due to sales declines of Dora the Explorer™ and Winnie the Pooh products, partially offset by higher sales of Sesame Street™ products.

American Girl Brands gross sales were $189.7 million, down 3% in the first nine months of 2007, as compared to $194.7 million in the first nine months of 2006, primarily due to softness in the catalog business and lower sales of historical characters, partially offset by sales from the Los Angeles American Girl Place® store, which opened in April 2006 and the Atlanta American Girl® Boutique and Bistro™, which opened in August 2007.

Cost of Sales

Cost of sales in the first nine months of 2007 were $2.05 billion, up $113.0 million or 6%, from $1.94 billion in 2006, as compared to a 7% increase in net sales. On an overall basis, cost of sales increased primarily due to increased sales volume and the impact of the Product Recalls, which increased costs of sales by $12.7 million during the first nine months of 2007. Within cost of sales, product costs increased by $119.6 million, or 8%, from $1.54 billion in the first nine months of 2006 to $1.66 billion in the first nine months of 2007, which was primarily driven by increased sales volume and the impact of the Product Recalls. Royalty expense decreased $11.3 million, or 7%, from $168.7 million in the first nine months of 2006 to $157.4 million in first nine months of 2007, and is reflective of product mix. Freight and logistics expenses increased by $4.7 million, or 2%, from $230.4 million in the first nine months of 2006 to $235.1 million in the first nine months of 2007.

Gross Profit

Gross profit, as a percentage of net sales, was 45.7% in the first nine months of 2007 as compared to 45.2% in the first nine months of 2006. The improvement in gross profit was primarily driven by the alignment of prices with increased output costs and favorable exchange rates, partially offset by external cost pressures and an 80 basis point negative impact from the Product Recalls.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 11.2% of net sales in the first nine months of 2007, as compared to 2006. Product recall-related advertising and promotion expenditures were approximately $4 million during the first nine months of 2007.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $934.7 million, or 24.7% of net sales, in the first nine months of 2007 as compared to $864.0 million, or 24.4% of net sales, in the first nine months of 2006. The Product Recalls increased other selling and administrative expenses by approximately $16 million during the first nine months of 2007. Compensation expense related to stock options and RSUs totaled $13.9 million in the first nine months of 2007 as compared to $24.9 million in the first nine months of 2006. Compensation expense related to stock options for the first nine months of 2006 included $19.3 million of compensation expense for the correction of prior period unintentional stock option accounting errors. The first nine months of 2006 also included a $15.8 million severance charge related to the streamlining of the Mattel Brands organization. Higher investments in the business, including design and development costs and expansion in international markets, the impact of foreign exchange rates, increases in employee-related costs, and the inclusion of Radica® costs also contributed to the increase.

Non-Operating Items

Interest expense decreased from $53.8 million in the first nine months of 2006 to $45.0 million in the first nine months of 2007, due to lower average borrowings. Interest income increased from $22.0 million in the first nine months of 2006 to $28.6 million in the first nine months of 2007, due to higher average invested cash balances and higher average interest rates. Other non-operating income, net increased from $2.1 million to $8.1 million in the first nine months of 2007, primarily due to foreign currency exchange gains.

Provision for Income Taxes

Mattel’s provision for income taxes for the first nine months of 2007 includes income tax expense of $5.3 million relating to a change in a New York state tax law. During the first nine months of 2006, Mattel recognized income tax benefits of $63.0 million related to settlements with foreign and state tax authorities, and income tax benefits of $6.0 million related to a pre-tax charge of $19.3 million for prior period unintentional stock option accounting errors.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $921.0 million in the first nine months of 2007, down $40.2 million or 4%, as compared to $961.2 million in the first nine months of 2006. Within this segment, gross sales of Barbie® products decreased 16%, primarily driven by sales declines in Barbie® Fantasy products. Gross sales of Other Girls products decreased 17%, primarily driven by sales declines of Polly Pocket!™ and Pixel Chix™ products. Gross sales of Wheels products decreased 2%, primarily due to sales declines in Hot Wheels® and Tyco® R/C, partially offset by higher sales of Matchbox® products. Gross sales of Entertainment products increased 16%, primarily driven by continued strong sales of CARS™ products and the inclusion of Radica® sales, partially offset by lower sales of Superman™ products. Mattel Girls & Boys Brands US segment income decreased $40.8 million, to $112.2 million in the first nine months of 2007, driven by lower sales volume, higher other selling and administrative expenses, and the impact of the Product Recalls, which lowered Mattel Girls & Boys Brands US segment income by approximately $8 million.

Fisher-Price Brands US gross sales increased 6% in the first nine months of 2007 as compared to the first nine months of 2006, reflecting an increase in sales of Core Fisher-Price® products, partially offset by sales declines of Fisher-Price® Friends products. Sales increases in Core Fisher-Price® products reflected strong sales of preschool, BabyGear™, learning, and infant products. Sales decreases in Fisher-Price® Friends products were driven by sales declines of Dora the Explorer™ and Winnie the Pooh products, during the first nine months of 2007, partially offset by higher Sesame Street™ sales. Fisher-Price Brands US segment income increased $24.3 million to $142.3 million in the first nine months of 2007 from $118.0 million in the first nine months of 2006, primarily due to higher sales volume and improved gross profit, partially offset by higher other selling and administrative expenses and the impact of the Product Recalls, which decreased Fisher-Price Brands US segment operating income by approximately $21 million during the first nine months of 2007.

American Girl Brands gross sales declined 3% in the first nine months of 2007, as compared to the first nine months of 2006, primarily due to softness in the catalog business and lower sales of historical characters, partially offset by sales from the Los Angeles American Girl Place® store, which opened in April 2006 and American Girl® Boutique and Bistro™ retail store in Atlanta, Georgia, which opened in August 2007. American Girl Brands segment operating income declined from income of $7.4 million in the first nine months of 2006 to $0.6 million in the first nine months of 2007, primarily due to lower sales volume and higher other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first nine months of 2007 versus 2006:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	16	6
Europe	16	6
Latin America	24	5
Asia Pacific	13	6
Other	(7)	2

International gross sales increased by 16% in the first nine months of 2007, as compared to the first nine months of 2006, including favorable changes in currency exchange rates of 6 percentage points. Gross sales of Barbie® increased 11% in the first nine months of 2007, including favorable changes in currency exchange rates of 6 percentage points, primarily due to higher sales of Barbie® Reality products. Gross sales of Other Girls products decreased 1% in the first nine months of 2007, including favorable changes in currency exchange rates of 6 percentage points. Gross sales of Wheels products increased 27%, including favorable changes in currency exchange rates of 6 percentage points, reflecting growth in Hot Wheels® and Matchbox®. Gross sales of Entertainment products increased 29%, including favorable changes in currency exchange rates of 7 percentage points, primarily driven by strong sales of CARS™ products, growth in the games business, and the inclusion of Radica® sales, partially offset by sales declines of Superman™ products. Gross sales of Fisher-Price Brands increased 16%, including favorable changes in currency exchange rates of 5 percentage points, driven by strong sales in Core Fisher-Price®, partially offset by sales declines of Fisher-Price® Friends products. International segment income was $240.7 million in the first nine months of 2007, up $24.4 million from $216.3 million in the first nine months of 2006, primarily due to increased sales volume, partially offset by higher other selling and administrative expenses and the impact of the Product Recalls, which decreased International segment operating income by approximately $31 million during the first nine months of 2007.

Income Taxes

During the first nine months of 2007, Mattel recognized tax expense of $5.3 million related to enacted New York corporate tax law changes. During the first nine months of 2006, Mattel recognized income tax benefits of $63.0 million as a result of settlements with foreign and state tax authorities and income tax benefits of $6.0 million related to a pre-tax charge of $19.3 million for prior period unintentional stock option accounting errors. Mattel’s provision for income taxes could be positively or negatively impacted by the results of routine audits by federal, state, and foreign tax authorities and enacted income tax legislation by federal, state, and foreign governments.

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

Operating Activities

Cash flows used for operating activities were $611.0 million in the first nine months of 2007, as compared to $367.7 million used in the first nine months of 2006. The increase in cash flows used for operating activities was primarily due to changes in the amount and timing of accrued liabilities and accounts payables, lower sales of receivables, lower net income and increased inventory.

Investing Activities

Cash flows used for investing activities in the first nine months of 2007 increased $136.8 million to $237.3 million, as compared to $100.5 million used in the first nine months of 2006, mainly due to the May 2007 acquisition of Origin Products Limited for $79.6 million, the August 2007 purchase of rights to manufacture, distribute and market several game properties from Out of the Box Publishing, Inc. for $25.1 million, and a $35.0 million long-term investment security. Mattel’s spending level for 2007 is expected to be below the long-term targets of $180-$200 million, as set forth in the capital and investment framework.

Financing Activities

Cash flows used for financing activities in the first nine months of 2007 were $87.9 million, as compared to cash flow provided from financing activities of $16.8 million in the first nine months of 2006. The decrease in net cash flows from financing activities was primarily due to higher share repurchases in the first nine months of 2007, which were partially offset by higher proceeds from the exercise of stock options and higher net borrowings.

Seasonal Financing

Mattel maintains and periodically amends or replaces a $1.3 billion domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement expires on March 23, 2010 and interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the third quarter of 2007. As of September 30, 2007, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.32 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 13.73 to 1 (compared to a minimum required of 3.50 to 1).

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

In September 2007, a major credit rating agency reaffirmed Mattel’s long-term credit rating at BBB-, but changed the outlook from positive to stable. In August 2007, another major credit rating agency changed its outlook to positive, but maintained its long-term credit rating at BBB. In May 2007, another major credit rating agency maintained its long-term rating for Mattel at Baa2, but changed its long-term outlook from negative to stable. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	September 30, 2007	September 30, 2006	December 31, 2006
	(In millions)
Receivables sold pursuant to the:
Domestic receivables facility	$131.5	$131.0	$255.9
European receivables facility	—	128.7	103.9
Other factoring arrangements	—	—	52.5

	$131.5	$259.7	$412.3

Financial Position

Mattel’s cash and equivalents at September 30, 2007 decreased $928.7 million to $276.8 million, as compared to year-end 2006, primarily due to share repurchases of $603.8 million, seasonal increases in accounts receivable and inventory, the acquisition of Origin Products Limited for $79.6 million, the purchase of rights to manufacture, distribute and market several game properties from Out of the Box Publishing, Inc. for $25.1 million, the $50.0 million repayment of the MAPS term loan facility, the $50.0 million repayment of Medium-term notes, and the timing of accrued liabilities and accounts payable payments, partially offset by $221.4 million of proceeds from stock option exercises, and short-term borrowings, including $175.0 million from the domestic unsecured committed revolving credit facility and $154.9 million from domestic commercial paper issuances.

The current portion of long-term debt decreased $60.0 million to $40.0 million at September 30, 2007, as compared to $100.0 million at September 30, 2006, primarily due to the $50.0 million repayment of the MAPS term loan facility and the $50.0 million repayment of Medium-term notes, partially offset by the reclassification of $40.0 million of Medium-term notes to current. Accounts payable and accrued liabilities decreased by $54.6 million from year-end 2006 to $1.3 billion at September 30, 2007, mainly due to the timing of payments of various accrued liability balances, including incentive compensation, royalties, and advertising obligations, and a decrease in amounts due bank related to the European receivables facility. The current portion of income taxes payable decreased from $161.9 million at year-end 2006 to $45.1 million at September 30, 2007, primarily due to the reclassification of tax reserves for which a cash tax payment is not expected to be made in the next twelve months to other noncurrent liabilities in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 48.

A summary of Mattel’s capitalization is as follows:

	September 30, 2007		September 30, 2006		December 31, 2006
	(In millions, except percentage information)
Medium-term notes	$260.0	8%	$300.0	9%	$300.0	9%
Senior Notes	300.0	9	300.0	9	300.0	9
MAPS term loan	—	—	175.0	5	35.7	1

Total noncurrent long-term debt	560.0	17	775.0	23	635.7	19
Other noncurrent liabilities	454.8	13	297.4	9	304.7	9
Stockholders’ equity	2,363.0	70	2,299.8	68	2,433.0	72

	$3,377.8	100%	$3,372.2	100%	$3,373.4	100%

Total noncurrent long-term debt decreased by $215.0 million at September 30, 2007, as compared to September 30, 2006, due to the $225.0 million repayment of the MAPS term loan facility, of which $175.0 million was classified as noncurrent, the $50.0 million repayment of the Medium-term notes, which was classified as current at September 30, 2006, and the reclassification of $40.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed. Stockholders’ equity of $2.36 billion increased $63.3 million from September 30, 2006, primarily as a result of net income from operations and proceeds from the exercise of stock options, partially offset by share repurchases and the payment of the annual dividend in the fourth quarter of 2006.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 28.8% at September 30, 2006 to 29.0% at September 30, 2007. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

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

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2006 and have not changed during the first nine months of 2007.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$1,143,129	$1,082,062	$2,348,538	$2,184,896
Fisher-Price Brands	799,788	790,524	1,601,421	1,463,479
American Girl Brands	71,031	71,226	189,717	194,733
Other	4,834	5,905	12,635	13,381

Gross sales	2,018,782	1,949,717	4,152,311	3,856,489
Sales adjustments	(180,208)	(159,405)	(370,847)	(315,175)

Net sales	$1,838,574	$1,790,312	$3,781,464	$3,541,314

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

In September 2006, Mattel issued $100.0 million of unsecured Floating Rate Senior Notes due June 15, 2009. Interest on the Floating Rate Senior Notes is based on the three-month US Dollar LIBOR plus 40 basis points with interest payable quarterly beginning September 15, 2006.

In September 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive loss. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR rate used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

Item 4.	Controls an d Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended September 30, 2007.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The content of Note 19 (“Contingencies”) to the Consolidated Financial Statements of Mattel in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.

Litigation Related to LeapFrog Enterprises, Inc.

Fisher-Price, Inc. (“Fisher-Price”), a subsidiary of Mattel, was sued for patent infringement by LeapFrog Enterprises, Inc. in a lawsuit filed in October 2003 in the United States District Court for the District of Delaware, and in September 2004, Mattel was joined to the lawsuit as a defendant. The lawsuit alleged that Fisher-Price’s PowerTouch™ system infringed a LeapFrog patent relating to an electronic learning device for teaching phonics. A 10-day trial commenced on May 16, 2005, which resulted in a deadlocked jury. As an alternative to retrying the case, the parties agreed to submit the case for decision, based on the existing trial record, to the presiding judge. The plaintiff in this lawsuit asserted a total damages claim of up to approximately $90 million, which was reduced to approximately $58 million pursuant to rulings by the Court, and sought an injunction preventing the further sale of the PowerTouch™ system; the damages could possibly have been trebled if a willful infringement had been found. On March 30, 2006, the Court issued a Memorandum and Order holding that Mattel and Fisher-Price did not infringe LeapFrog’s patent and furthermore holding that LeapFrog’s patent claim, which was the basis of LeapFrog’s lawsuit, was invalid due to obviousness. On May 1, 2006, LeapFrog filed an appeal of the Court’s ruling with the Court of Appeals for the Federal Circuit. On March 7, 2007, oral argument with regard to the appeal took place before a three-judge panel of the Court of Appeals. On May 9, 2007, the Federal Circuit Court of Appeals affirmed the Delaware District Court’s ruling. LeapFrog did not request a rehearing before a larger panel of the Federal Circuit Court of Appeals within the time period permitted for requesting such a rehearing. LeapFrog also did not file a Writ of Certiorari with the United States Supreme Court by the August 7, 2007 deadline to do so. As a result, the District Court’s ruling in favor of Mattel and Fisher-Price has become final, and the lawsuit is now concluded.

Derivative Litigation

Six stockholders have filed derivative complaints, four in Los Angeles County Superior Court in California (Advantage Investors, G.P. v. Dolan et al., filed September 13, 2007; SEB Investment Management AB v. Eckert et al., filed September 14, 2007; and Catholic Medical Mission Board v. Eckert et al., filed September 19, 2007, and Asbestos Workers, Local 14 Pension Fund v. Eckert et al., filed October 23, 2007), one in the Court of Chancery of Delaware (Sterling Heights Police & Fire Ret. Sys. v. Eckert et al., filed October 10, 2007) and one in U.S. District Court, Central District of California (City of Philadelphia Bd. of Pensions v. Eckert et al., filed October 11, 2007), each asserting claims ostensibly on behalf and for the benefit of Mattel. The derivative actions allege that past and present members of Mattel’s Board of Directors breached their fiduciary duties in connection with product safety and reporting practices allegedly related to Mattel’s product recalls during August—September 2007. In SEB Investment, plaintiff also sues certain executive officers of Mattel, and also alleges waste of corporate assets and unjust enrichment against all defendants. In Sterling Heights and Local 14, plaintiffs also allege that certain current and former directors who sold stock during the first half of 2007 breached their fiduciary duties (and, in Local 14’s complaint, violated Cal. Corp. Code §25402) by selling while allegedly in possession of non-public information relating to alleged product defects and seek disgorgement of unspecified amounts of profits from such sales. The derivative plaintiffs have asked for damages in unspecified amounts and equitable relief. These derivative actions are all in the preliminary stage with no responsive pleading yet filed.

Item 1A.	Risk Factors.

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; increased competition; initiatives to promote revenue growth; globalization initiatives; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; initiatives to invigorate the Barbie® brand, enhance innovation, improve the execution of the core business, leverage scale, extend brands, catch new trends, create new brands and enter new categories, develop people, improve productivity, simplify processes and maintain customer service levels; impact of product recalls; reserves for product recalls and other incremental recall-related costs; supply chain operations; import and export licenses; integration of acquired companies and assets; operating efficiencies; capital and investment framework (including statements about free cash flow, seasonal working capital, debt-to-total capital ratios, capital expenditures, strategic acquisitions, dividends and share repurchases); cost pressures and increases; advertising and promotion spending; profitability; price increases, retail store openings and the impact of recent organizational changes. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time-to-time in other reports filed by Mattel with the SEC, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

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

Successful movies and characters in children’s literature affect play preferences, and many toys depend on media-based intellectual property licenses. Media-based licenses can cause a line of toys to gain immediate success among children, parents, or families. Trends in media, movies, and children’s characters change swiftly and contribute to the transience and uncertainty of play preferences. Mattel responds to such trends and developments by modifying, refreshing, extending, and expanding its product offerings on an annual basis. If Mattel does not accurately anticipate trends in popular culture, movies, media, fashion, or technology, its products may not be accepted by children, parents, or families and Mattel’s revenues, profitability and results of operations may be adversely affected.

Mattel’s business is seasonal and therefore its operating results will depend, in large part, on sales during the relatively brief traditional holiday season. Improved inventory management by retailers resulting in shorter lead times for production and possible shipping disruptions during peak demand times may affect Mattel’s ability to deliver its products in time to meet retailer demands.

Mattel’s business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December. As a result, Mattel’s operating results will depend, in large part, on sales during the relatively brief traditional holiday season. Retailers are attempting to manage their inventories more tightly, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. This in turn results in shorter lead times for production. Management believes that the increase in “last minute” shopping during the holiday season and the popularity of gift cards (which often result in purchases after the holiday season) may negatively impact customer re-orders during the holiday season. Shipping disruptions limiting the availability of ships or containers in Asia during peak demand times may affect Mattel’s ability to deliver its products in time to meet retailer demand. These factors may decrease sales or increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

Uncertainty and adverse changes in the general economic conditions of markets in which Mattel participates may negatively affect Mattel’s business.

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the many different markets in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth or contraction in the markets it serves and demand for its products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. Adverse changes may occur as a result of soft global or regional economic conditions, rising oil prices, wavering consumer confidence, unemployment, declines in stock markets or other factors affecting economic conditions generally. These changes may negatively affect the sales of Mattel’s products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with manufacturing and distributing products.

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

Unfavorable resolution of pending and future litigation matters, and disputes, including those arising from recalls of Mattel products, could have a material adverse effect on Mattel’s financial condition.

Mattel is involved in a number of litigation matters, including those arising from recalls of Mattel products. An unfavorable resolution of pending litigation could have a material adverse effect on Mattel’s financial condition and its operations. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management. There can be no assurance that Mattel will be able to prevail in, or achieve a favorable settlement of, pending litigation. In addition to the pending litigation, future litigation, government proceedings, labor disputes, or environmental matters could lead to increased costs or interruption of Mattel’s normal business operations.

Product recalls, post-manufacture repairs of Mattel products, product liability claims, absence or cost of insurance, and associated costs could harm Mattel’s reputation, divert resources, reduce sales and increase costs and could have a material adverse effect on Mattel’s financial condition.

Mattel is subject to regulation by the U.S. Consumer Product Safety Commission and regulatory authorities in the states of the United States and in other countries. Its products could be subject to recalls and other actions by these authorities. Mattel has experienced, and may in the future experience, issues in products that result in recalls or post-manufacture repairs of products. Enhanced testing implemented by Mattel, as well as increased scrutiny by retailers and other parties, may reveal issues in Mattel products that may lead to regulatory actions by these authorities. Individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from Mattel’s products, and Mattel is and may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of, Mattel’s insurance coverage. Moreover, Mattel may be unable to obtain adequate liability insurance in the future. Any of the issues mentioned above could result in damage to Mattel’s reputation, diversion of development and management resources, reduced sales and increased costs, any of which could harm Mattel’s business.

Recalls of Mattel products could materially and adversely affect Mattel by increasing costs in excess of current estimates.

Mattel has recorded, and in the future may record, charges and incremental costs relating to recalls of Mattel products, based on its most recent estimates of retailer inventory returns, consumer product replacement costs, associated legal and professional fees, and costs associated with advertising and administration of product recalls. Because these current and expected future charges are based on estimates, they may increase as a result of numerous factors, many of which are beyond Mattel’s control, including the amount of products that may be returned by consumers and retailers, the number and type of legal, regulatory, or legislative proceedings relating to product recalls or product safety in the United States and elsewhere that may involve Mattel; and regulatory or judicial orders or decrees in the United States and elsewhere that may require Mattel to take certain actions in connection with product recalls.

Recalls of Mattel products could result in adverse governmental actions, including new legislation and regulations, that may materially and adversely affect Mattel.

As a result of product recalls, Mattel has been the subject of governmental actions, inquiries, and proceedings in several countries. Mattel has incurred expenses to respond and has had adverse effects on its business, including suspension of its ability to import products into various countries and to export certain products from China. Product recalls have resulted in increased governmental scrutiny of toy safety generally and of Mattel products in particular. There can be no assurance that Mattel will not be subjected to future governmental actions and scrutiny that may lead to increased costs or to interruptions or disruptions of its normal business operations. In addition, regulatory agencies and legislatures in various countries, including the United States, have undertaken reviews of product safety, and various proposals for additional, more stringent laws and regulations are under consideration. Current or future laws or regulations may become effective in various jurisdictions in which Mattel currently operates and may increase Mattel’s costs and disrupt its business operations.

Mattel’s revised safety procedures may materially and adversely affect its relationship with vendors and make it more difficult for Mattel to purchase and deliver products on a timely basis to meet market demands. Future conditions may require Mattel to adopt further changes that may increase its costs and further affect its relationship with vendors.

Mattel’s revised operating procedures and requirements for vendors, including enhanced testing requirements and standards, impose additional costs on both Mattel and the vendors from which it purchases products. These changes also delay delivery of products. Mattel’s relationship with its existing vendors may be adversely affected as a result of these changes, making Mattel more dependent on a smaller number of vendors. Some vendors may choose not to continue to do business with Mattel or not to accommodate Mattel’s needs to the extent that they have done in the past. Because of the seasonal nature of Mattel’s business and the demands of its customers for deliveries with short lead times, Mattel depends upon the cooperation of its vendors to meet market demand for its products in a timely manner. There can be no assurance that existing and future events will not require Mattel to impose additional requirements on its vendors that may adversely affect its relationship with those vendors and Mattel’s ability to meet market demand in a timely manner.

Product recalls may harm Mattel’s reputation and acceptance of Mattel’s products by consumers, licensors and Mattel’s retailer customers, which may materially and adversely affect sales and profits. Recalls may also increase competitive pressures from other toy manufacturers.

Product recalls have resulted in coverage critical of Mattel in the press and media. While Mattel believes that it has acted responsibly and in the interests of safety, product recalls may harm Mattel’s reputation and the acceptance of its products by consumers, licensors and retailers. Mattel’s ability to enter into licensing agreements for products on competitive terms may be adversely affected, if licensors believe that products sold by Mattel will be less favorably received in the market. Mattel’s retailer customers may be less willing to purchase Mattel products or to provide marketing support for those products, such as shelf space, promotions, and advertising. Reduced acceptance of Mattel’s products would adversely affect its sales and profits. Product recalls may also increase the amount of competition that Mattel confronts from other manufacturers. Some competitors may attempt to differentiate themselves from Mattel by claiming that their products are produced in a manner or geographic area that is insulated from the issues that preceded recalls of Mattel products. To the extent that competitive manufacturers choose not to implement enhanced safety and testing protocols comparable to those that Mattel has adopted, those competitors could enjoy a cost advantage that will enable them to offer products at lower prices than those charged by Mattel.

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

Mattel has announced, and in the future may announce, initiatives to improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands and offer new innovative products, enhance product safety, develop people, improve productivity, simplify processes, maintain customer service levels, as well as new initiatives designed to drive sales growth, manage costs, capitalize on Mattel’s scale advantage and improve its supply chain. These initiatives involve investment of capital and complex decision making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to successfully implement any of these initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

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

Recent Sales of Unregistered Securities

During the third quarter of 2007, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the third quarter of 2007:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—31
Repurchase program (1)	3,194,613	$24.09	3,194,613	$230,332,597
Employee transactions (2)	—	—	N/A	N/A

August 1—31
Repurchase program (1)	11,832,845	$22.70	11,832,845	$461,669,727
Employee transactions (2)	316	$22.72	N/A	N/A

September 1—30
Repurchase program (1)	13,235,300	$22.66	13,235,300	$161,807,716
Employee transactions (2)	—	—	N/A	N/A

Total
Repurchase program (1)	28,262,758	$22.84	28,262,758	$161,807,716
Employee transactions (2)	316	$22.72	N/A	N/A

(1)	In May 2007 and August 2007, the Board of Directors authorized Mattel to increase its share repurchase program by $250.0 million and $500.0 million, respectively. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A	Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

11.0*	Computation of Income per Common and Common Equivalent Share

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated October 26, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated October 26, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated
October 26, 2007 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:
H. Scott Topham
Senior Vice President and Corporate
Controller (Duly authorized officer and
chief accounting officer)

Date: As of October 26, 2007