Form 10-K
period 2007-12-31
MATTEL INC /DE/
filed 2008-02-26
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant calculated using the market price as of the close of business June 30, 2007 was $10,038,118,661.

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 22, 2008:

361,358,598 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Mattel, Inc. 2008 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

MATTEL, INC. AND SUBSIDIARIES

PART I

Item 1.    Business.

Mattel, Inc. (“Mattel”) designs, manufactures, and markets a broad variety of toy products worldwide through sales to its customers and directly to consumers. Mattel’s vision is to provide “the world’s premier toy brands—today and tomorrow.” Management has set six key company strategies: (i) improve execution of the existing toy business; (ii) globalize the brands; (iii) extend the brands into new areas; (iv) catch new trends, create new brands, and enter new categories; (v) develop people; and (vi) improve productivity, simplify processes, and maintain customer service levels.

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics, Pixel Chix®, and High School Musical (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, and Tyco® R/C vehicles and playsets (collectively “Wheels”), and CARS™, Radica® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Dora the Explorer™, Winnie the Pooh, Go-Diego-Go!™, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

American Girl Brands—including Just Like You®, the historical collection and Bitty Baby®. American Girl Brands products are sold directly to consumers, and its children’s publications are also sold to certain retailers.

Mattel was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Blvd., El Segundo, California 90245-5012, telephone number (310) 252-2000.

Business Segments

“Mattel” refers to Mattel, Inc. and its subsidiaries as a whole, unless the context requires otherwise. This narrative discussion applies to all segments except where otherwise stated. Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands.

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

For additional information on Mattel’s operating segment reporting, including revenues, segment income, and assets, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Segment Results” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Segment Information.” For additional information regarding geographic areas, see Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Segment Information.” For a discussion of the risks inherent in the foreign operations of Mattel, which affect each segment, see Item 1A “Risk Factors—Factors That May Affect Future Results.”

Domestic Segment

The Domestic segment develops toys that it markets and sells through the Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands segments.

In the Mattel Girls & Boys Brands US segment, Barbie® includes brands such as Barbie® fashion dolls and accessories and Barbie® Collector, and Polly Pocket®, Pixel Chix®, Little Mommy®, High School Musical, and Disney Classics are included within Other Girls Brands. Wheels is comprised of Hot Wheels®, Matchbox®, and Tyco® R/C vehicles and playsets. Entertainment includes CARS™ and Radica® products, as well as games and puzzles.

In 2008, Mattel expects to introduce new products, including continuing to leverage content within its core brands. For Mattel Girls Brands, new product introductions include full-length animated launches of Barbie®: Mariposa™ in spring 2008, and Barbie and the Diamond Castle™ and Barbie® in a Christmas Carol in fall 2008. Polly Pocket® will be expanding its products in 2008 with Polly™ Pop ’N Swap™ products. New Wheels products will include innovative Trick Tracks sets for Hot Wheels®, and Power Scouts powered toys for Matchbox®. Mattel will introduce new products for Entertainment properties such as Warner Bros. Pictures’ upcoming Batman™: The Dark Knight and Speed Racer movies, and DreamWorks Animation’s movie, Kung Fu Panda™. Mattel will also expand on the success of its Disney Pixar CARS™ products. New games and puzzles products will include Scene It?™ Seinfeld, Apples to Apples® game properties, and the expansion of Radica®’s 20Q™ , Girl Tech®, and U.B.FUNKEYS™ products.

The Fisher-Price Brands US segment includes Fisher-Price®, Little People®, BabyGear™, View-Master®, Sesame Street®, Dora the Explorer™, Go-Diego-Go!™, Mickey Mouse Clubhouse, Winnie the Pooh, My Friends Tigger & Pooh, Handy Manny, See ‘N Say®, and Power Wheels®. New product introductions for 2008 are expected to include Smart Bounce & Spin Pony™, Little People® Learn About Town™, GeoAir™ High Flyin’ Airport™, Kid-Tough® DVD Player, Power Wheels® A.T. Rex™, Elmo Live, Dora Designer Dollhouse, Dora Prance & Fly Pegasus™ , Handy Manny 2-in-1 Transforming Tool Truck, Go-Diego-Go!™ Dinosaur Rescue Mountain, and the Mickey Motors Raceway.

The American Girl Brands segment is a direct marketer, children’s publisher, and retailer best known for its flagship line of historical dolls, books, and accessories, as well as the Just Like You® and Bitty Baby® brands. American Girl Brands also publishes best-selling Advice & Activity books and the award-winning American Girl® magazine. In January 2008, American Girl® introduced Mia™, the newest Girl of the Year® doll. In addition, American Girl®, along with HBO Films and Picturehouse, is releasing its first feature film, Kit Kittredge®: An American Girl® based on one of the most popular historical characters. New product introductions for 2008 are expected to include six new Bitty Twins® dolls. American Girl Brands products are sold only in the US and Canada.

International Segment

Products marketed by the International segment are generally the same as those developed and marketed by the Domestic segment, with the exception of American Girl Brands, although some are developed or adapted for particular international markets. Mattel’s products are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia, Canada, and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence.

Mattel’s International segment revenue represented 49% of worldwide consolidated gross sales in 2007. Within the International segment, Mattel operates in four regions that generated the following gross sales during 2007:

	Amount	Percentage of International Gross Sales
	(In millions, except percentage information)
Europe	$1,797.3	56%
Latin America	912.1	28
Asia Pacific	275.1	9
Other	220.8	7

	$3,205.3	100%

No individual country within the International segment exceeded 7% of worldwide consolidated gross sales during 2007.

The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of Mattel’s international operations. Mattel enters into foreign currency forward exchange contracts, primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies, to limit the effect of exchange rate fluctuations on its results of operations and cash flows. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Financial Instruments.” For financial information by geographic area, see Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Segment Information.”

Manufacturing and Materials

Mattel manufactures toy products for all segments in both company-owned facilities and through third-party manufacturers. Products are also purchased from unrelated entities that design, develop, and manufacture those products. To provide greater flexibility in the manufacture and delivery of its products, and as part of a continuing effort to reduce manufacturing costs, Mattel has concentrated production of most of its core products in company-owned facilities and generally uses third-party manufacturers for the production of non-core products.

Mattel’s principal manufacturing facilities are located in China, Indonesia, Thailand, Malaysia, and Mexico. Mattel also utilizes third-party manufacturers to manufacture its products in the US, Mexico, Brazil, Asia (including China and India), New Zealand, and Australia. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies, and other risks, Mattel produces many of its key products in more than one facility. Mattel believes that the existing production capacity at its own and its third-party manufacturers’ facilities is sufficient to handle expected volume in the foreseeable future. See Item 1A “Risk Factors—Factors That May Affect Future Results.”

Mattel bases its production schedules for toy products on customer orders and forecasts, taking into account historical trends, results of market research, and current market information. Actual shipments of products ordered and order cancellation rates are affected by consumer acceptance of product lines, strength of competing products, marketing strategies of retailers, changes in buying patterns of both retailers and consumers, and overall economic conditions. Unexpected changes in these factors could result in a lack of product availability or excess inventory in a particular product line.

The foreign countries in which most of Mattel’s products are manufactured (principally China, Indonesia, Thailand, Malaysia, and Mexico) all enjoy permanent “normal trade relations” (“NTR”) status under US tariff laws, which provides a favorable category of US import duties. China’s NTR status became permanent in 2002, following enactment of a bill authorizing such status upon the country’s accession to the World Trade Organization (“WTO”), which occurred in 2001. Membership in the WTO substantially reduces the possibility of China losing its NTR status, which would result in increased costs for Mattel and others in the toy industry.

All US duties on toys were completely eliminated upon implementation of the Uruguay Round WTO agreement in 1995. The European Union, Japan, and Canada eliminated their tariffs on most toy categories through staged reductions that were completed by January 1, 2004. The primary toy tariffs still maintained by these countries are European Union and Japanese tariffs on dolls of 4.7% and 3.9%, respectively, and a Canadian tariff of 8.0% on children’s wheeled vehicles.

The majority of Mattel’s raw materials is available from numerous suppliers but may be subject to fluctuations in price.

Competition and Industry Background

Competition in the manufacture, marketing, and sale of toys is based primarily on quality, play value, and price. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. The Mattel Girls & Boys Brands US and Fisher-Price Brands US segments compete with several large toy companies, including Bandai, Hasbro, Jakks Pacific, Leap Frog, Lego, MGA Entertainment, and VTech, many smaller toy companies, and several manufacturers of video games and consumer electronics. American Girl Brands competes with companies that manufacture girls’ toys and with children’s book publishers and retailers. Mattel’s International segment competes with global toy companies including Bandai, Hasbro, Lego, Tomy, and MGA Entertainment, and other national and regional toy companies and manufacturers of video games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area, but do not compete with Mattel and other international toy companies worldwide.

Competition among the above companies is intensifying due to recent trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages, and an increasing use of high technology in toys. In addition, a small number of retailers account for an increasingly larger portion of all toy sales, control the shelf space from which toys are viewed, and have direct contact with parents and children through in-store purchases, coupons, and print advertisements. Such retailers can and do promote their own private-label toys, facilitate the sale of competitors’ toys, and allocate shelf space to one type of toys over another.

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

Product Design and Development

Through its product design and development group, Mattel regularly refreshes, redesigns, and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue this activity effectively. See Item 1A “Risk Factors—Factors That May Affect Future Results.” Product design and development activities are principally conducted by a group of professional designers and engineers employed by Mattel. During 2007, 2006, and 2005, Mattel spent $189.4 million, $173.5 million, and $182.0 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Supplemental Financial Information.”

Additionally, independent toy designers and developers bring concepts and products to Mattel and are generally paid a royalty on the net selling price of products licensed to Mattel. These independent toy designers may also create different products for other toy companies.

Advertising and Marketing

Mattel supports its product lines with extensive advertising and consumer promotions. Advertising takes place at varying levels throughout the year and peaks during the traditional holiday season. Advertising includes television and radio commercials, and magazine and newspaper advertisements. Promotions include in-store displays, sweepstakes, merchandising materials, and major events focusing on products and tie-ins with various consumer products companies.

During 2007, 2006, and 2005, Mattel incurred expenses of $708.8 million (11.9% of net sales), $651.0 million (11.5% of net sales), and $629.1 million (12.1% of net sales), respectively, for advertising and promotion.

Sales

Mattel’s products are sold throughout the world. Products within the Domestic segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers by Mattel Girls & Boys Brands US and Fisher-Price Brands US. Mattel also operates several small retail outlets, generally near or at its corporate headquarters and distribution centers as a service to its employees and as an outlet for its products. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers. Mattel has five retail stores, American Girl Place® in Chicago, Illinois, New York, New York, and Los Angeles, California, and American Girl Boutique and Bistro™ in Atlanta, Georgia, and Dallas, Texas, each of which features children’s products from the American Girl Brands segment. The American Girl Boutique and Bistro™ opened in Atlanta, Georgia in August 2007 and Dallas, Texas in November 2007. American Girl Brands also has a retail outlet in Oshkosh, Wisconsin that serves as an outlet for excess product. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia, Canada, and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America and Europe as an outlet for its products. Additionally, Mattel sells certain of its products online through its website.

During 2007, Mattel’s three largest customers (Wal-Mart at $1.1 billion, Toys “R” Us at $0.7 billion, and Target at $0.6 billion) accounted for approximately 41% of worldwide consolidated net sales in the aggregate.

Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US. The customers and the degree of concentration vary depending upon the region or nation. See Item 1A “Risk Factors—Factors That May Affect Future Results” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Segment Information.”

Licenses and Distribution Agreements

Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.

Mattel has entered into agreements to license entertainment properties from, among others, Disney Enterprises, Inc. (including Disney characters such as Disney Princesses, CARS™ from Pixar, High School Musical, Winnie the Pooh, and all Disney films and television properties for use in Mattel’s DVD board games, such as Scene It?™, sold in North America), Viacom International, Inc. relating to its Nickelodeon properties (including Dora the Explorer™, Go-Diego-Go!™, and SpongeBob SquarePants™), Warner Bros. Consumer Products (including Batman™, Superman™, Justice League™, and Speed Racer), and Sesame Workshop (relating to its Sesame Street® properties including Elmo).

Royalty expense during 2007, 2006, and 2005 was $243.3 million, $261.2 million, and $225.6 million, respectively. See “Product Design and Development” and Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements—Commitments and Contingencies.”

Mattel also licenses a number of its trademarks, characters, and other property rights to others for use in connection with the sale of non-toy products that do not compete with Mattel’s products. Mattel distributes some third-party finished products that are independently designed and manufactured.

Trademarks, Copyrights and Patents

Most of Mattel’s products are sold under trademarks, trade names, and copyrights, and a number of those products incorporate patented devices or designs. Trade names and trademarks are significant assets of Mattel in that they provide product recognition and acceptance worldwide.

Mattel customarily seeks patent, trademark, or copyright protection covering its products, and it owns or has applications pending for US and foreign patents covering many of its products. A number of these trademarks and copyrights relate to product lines that are significant to Mattel’s business and operations. Mattel believes its rights to these properties are adequately protected, but there can be no assurance that its rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged.

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

As of December 31, 2007, Mattel had outstanding commitments for purchases of inventory, other assets and services totaling $321.8 million in fiscal year 2008. Licensing and similar agreements with terms extending through 2011 contain provisions for future guaranteed minimum payments aggregating approximately $123.0 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Commitments” and Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements—Commitments and Contingencies.”

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

Financial Instruments

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

For additional information regarding foreign currency contracts, see “International Segment” above, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Financial Instruments.”

Seasonal Financing

Mattel maintains and periodically amends or replaces a $1.3 billion domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect expires on March 23, 2010 and interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2007. As of December 31, 2007, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.35 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 13.33 to 1 (compared to a minimum allowed of 3.50 to 1).

The domestic unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the domestic unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

In December 2005, Mattel, Mattel Asia Pacific Sourcing Limited (“MAPS”), a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed a credit agreement (“the MAPS facility”) which provided for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008, and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of

$100.0 million, with a maturity date of December 9, 2008. Interest was charged at various rates selected by Mattel based on Eurodollar rates or bank reference rates. On December 15, 2006, in addition to the required payment of $50.0 million, MAPS prepaid an incremental $125.0 million of the MAPS term loan facility. The remaining $50.0 million principal amount, consisting of $14.3 million due on December 15, 2007 and $35.7 million due on December 9, 2008, was prepaid on January 16, 2007. As a result of such pre-payments, the MAPS term loan facility terminated in accordance with its terms, but the MAPS revolving loan facility remained in effect. On March 26, 2007, Mattel terminated the MAPS revolving loan facility. Mattel did not incur any early termination penalties in connection with the termination of the MAPS revolving loan facility.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel obtains individual short-term credit lines with a number of banks. As of December 31, 2007, foreign credit lines totaled approximately $200 million, a portion of which are used to support letters of credit. Mattel expects to extend the majority of these credit lines throughout 2008.

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

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each with a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive loss. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

In September 2007, a major credit rating agency reaffirmed Mattel’s long-term credit rating at BBB-, but changed the outlook from positive to stable. In August 2007, another major credit rating agency maintained its long-term credit rating at BBB, but changed its outlook to positive. In May 2007, an additional credit rating agency maintained its long-term rating for Mattel at Baa2, but changed its long-term outlook from negative to stable. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

Mattel believes its cash on hand at the beginning of 2008 and amounts available under its domestic unsecured committed revolving credit facility and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2008. As of December 31, 2007, Mattel had available incremental borrowing resources totaling approximately $850 million under its domestic unsecured committed revolving credit facility and foreign credit lines.

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

Sales of receivables pursuant to the domestic receivables sales facility occur periodically, generally quarterly. The receivables are sold by Mattel Sales Corp. and Fisher-Price, Inc. to Mattel Factoring for a purchase price equal to the nominal amount of the receivables sold. Mattel Factoring then sells such receivables to the bank group at a slight discount, and Mattel acts as a servicer for such receivables. Mattel has designated Mattel Sales Corp. and Fisher-Price, Inc. as sub-servicers, as permitted by the facility. Mattel’s appointment as a servicer is subject to termination events that are customary for such transactions. The domestic receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. Mattel retains a servicing interest in the receivables sold under this facility.

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

Sales of receivables pursuant to the European trade receivables facility occurred monthly, with the last such sale occurring on January 10, 2007. The receivables were sold by Mattel France and Mattel Germany directly to SGBN for a purchase price equal to the nominal amount of the receivables sold. As a result, no Mattel subsidiary was used as a special purpose entity in connection with these transactions. A portion of the purchase price was funded by SGBN and a portion by a deposit provided by the Depositor. The amount of the deposit was reset on each date on which new receivables were sold. Through the termination date, the deposit in 2007 was, on average, equal to approximately 54% of the aggregate notional amount of sold receivables outstanding during such period.

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

In November 2006, the commitment termination date for the European trade receivables facility was extended until February 28, 2007. However, effective on February 9, 2007, the Depositor, Mattel France and Mattel Germany terminated the European trade receivable facility with SGBN because the Company determined the facility was no longer necessary based on projected international cash flows and seasonal financing needs.

Government Regulations and Environmental Quality

Mattel’s toy products sold in the US are subject to the provisions of the Consumer Product Safety Act and the Federal Hazardous Substances Act, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug, and Cosmetics Act, and the regulations promulgated pursuant to such statutes. The Consumer Product Safety Act and the Federal Hazardous Substances Act enable the Consumer Product Safety Commission (“CPSC”) to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, as well as articles that contain excessive amounts of a banned hazardous substance. The CPSC may also require the recall, repurchase, replacement, or repair of articles that are banned. Similar laws exist in some states and cities, and in many international markets.

Mattel maintains a quality control program to ensure compliance with various US federal, state and applicable foreign product safety requirements. Notwithstanding the foregoing, there can be no assurance that all of Mattel’s products are or will be free from defects or are hazard-free. A product recall could have a material adverse effect on Mattel’s results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively affect Mattel’s reputation and the sales of other Mattel products. See Item 1A “Risk Factors—Factors That May Affect Future Results” and Item 8 “Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements—Product Recalls.”

Mattel’s advertising is subject to the Federal Trade Commission Act, The Children’s Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission and the Federal Communications Commission, as well as laws of certain countries that regulate advertising and advertising to children. In addition, Mattel’s websites that are directed towards children are subject to The Children’s Online Privacy Protection Act of 1998. Mattel is subject to various other federal, state and local laws and regulations applicable to its business. Mattel believes that it is in substantial compliance with these laws and regulations.

Mattel’s operations are from time to time the subject of investigations, conferences, discussions, and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental” and Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements—Commitments and Contingencies.”

Employees

The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 2007, Mattel’s total number of employees was approximately 31,000.

Executive Officers of the Registrant

The current executive officers of Mattel, all of whom are appointed annually by and serve at the pleasure of the Board of Directors, are as follows:

Name	Age	Position	Executive Officer Since
Robert A. Eckert	53	Chairman of the Board and Chief Executive Officer	2000
Ellen L. Brothers	52	Executive Vice President of Mattel and President, American Girl	2003
Thomas A. Debrowski	57	Executive Vice President, Worldwide Operations	2000
Kevin M. Farr	50	Chief Financial Officer	1996
Neil B. Friedman	60	President, Mattel Brands	1999
Alan Kaye	54	Senior Vice President, Human Resources	2000
Geoff Massingberd	50	Senior Vice President, Corporate Responsibility	2007
Robert Normile	48	Senior Vice President, General Counsel and Secretary	1999
Michael A. Salop	43	Senior Vice President, Investor Relations and Treasurer	2005
Bryan Stockton	54	President, International	2000
H. Scott Topham	47	Senior Vice President and Corporate Controller	2004

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

Mr. Massingberd has been Senior Vice President, Corporate Responsibility since September 2007. From February 1998 to August 2007, he served as Senior Vice President and General Manager of Mattel’s International divisions in Canada, Australia, New Zealand, Asia, and Latin America and from August 1997 to February 1998, he was Vice President, Sales for Mattel Canada. Prior to joining Mattel, Mr. Massingberd spent 18 years with Nestle S.A. and served in various roles, including Vice President, Sales and head of Nestle Canada’s Confectionery division.

Mr. Normile has been Senior Vice President, General Counsel and Secretary since March 1999. He served as Vice President, Associate General Counsel and Secretary from August 1994 to March 1999. From June 1992 to August 1994, he served as Assistant General Counsel. Prior to that, he was associated with the law firms of Latham & Watkins LLP and Sullivan & Cromwell LLP.

Mr. Salop has been Senior Vice President, Investor Relations and Treasurer since September 2005. He served as Senior Vice President, Strategic Opportunities from May 2004 through September 2005 and Senior Vice President, Corporate Strategic Planning from February 2003 through May 2004. From July 2000 to February 2003 he was Senior Vice President, Finance Europe and from August 1998 through July 2000 he was Vice President, Finance American Girl. Prior to that, he served in various financial roles after joining Mattel in 1990.

Mr. Stockton has been President, International since November 2007. He served as Executive Vice President, International from February 2003 to November 2007. He served as Executive Vice President, Business Planning and Development from November 2000 until February 2003. From April 1998 until November 2000, he was President and Chief Executive Officer of Basic Vegetable Products, the largest manufacturer of vegetable ingredients in the world. For more than 20 years prior to that, he was employed by Kraft Foods, Inc., the largest packaged food company in North America, and was President of Kraft North American Food Service from August 1996 to March 1998.

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

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Annual Report on Form 10-K, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; increased competition; initiatives to promote revenue growth; globalization initiatives; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; new entertainment properties; initiatives to invigorate the Barbie® brand, enhance innovation, improve the execution of the core business, leverage scale, extend brands, catch new trends, create new brands, and enter new categories, develop people, improve productivity, simplify processes and maintain customer service levels; quality control and safety testing; impact of product recalls; reserves for product recalls and other incremental recall-related costs; supply chain operations; import and export licenses; integration of acquired companies and assets; operating efficiencies; capital and investment framework (including statements about free cash flow, seasonal working capital, debt-to-total capital ratios, capital expenditures, strategic acquisitions, dividends and share repurchases); tax provisions; cost pressures and increases; advertising and promotion spending; profitability; price increases, retail store openings and the impact of recent organizational changes. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Annual Report on Form 10-K and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time-to-time in other reports filed by Mattel with the SEC, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

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

Successful movies and characters in children’s literature affect play preferences, and many toys depend on media-based intellectual property licenses. Media-based licenses can cause a line of toys to gain immediate success among children, parents, or families. Trends in media, movies, and children’s characters change swiftly and contribute to the transience and uncertainty of play preferences. In addition, certain developments in the entertainment industry, including labor strikes, could cause delay or interruption in the release of new movies and television programs and could adversely affect the sales of Mattel’s toys based on such movies and television programs. Mattel responds to such trends and developments by modifying, refreshing, extending, and expanding its product offerings on an annual basis. If Mattel does not accurately anticipate trends in popular culture, movies, media, fashion, or technology, its products may not be accepted by children, parents, or families and Mattel’s revenues, profitability and results of operations may be adversely affected.

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

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the many different markets in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth or contraction in the markets it serves and demand for its products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. Adverse changes may occur as a result of soft global or regional economic conditions, rising oil prices, wavering consumer confidence, unemployment, declines in stock markets or other factors affecting economic conditions generally. These changes may negatively affect the sales of Mattel’s products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products.

The concentration of Mattel’s business with a small retail customer base that makes no binding long-term commitments means that economic difficulties or changes in the purchasing policies of its major customers could have a significant impact on Mattel’s business and operating results.

A small number of customers account for a large share of Mattel’s net sales. In 2007, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 41% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 50% of net sales. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results.

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

Unfavorable resolution of pending and future litigation matters, and disputes, including those arising from recalls, withdrawal, or replacement of Mattel products, could have a material adverse effect on Mattel’s financial condition.

Mattel is involved in a number of litigation matters, including those arising from recalls, withdrawals, or replacements of Mattel products. An unfavorable resolution of pending litigation could have a material adverse effect on Mattel’s financial condition and its operations. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management. There can be no assurance that Mattel will be able to prevail in, or achieve a favorable settlement of, pending litigation. In addition to the pending litigation, future litigation, government proceedings, labor disputes, or environmental matters could lead to increased costs or interruption of Mattel’s normal business operations.

Product recalls, post-manufacture repairs of Mattel products, product liability claims, absence or cost of insurance, and associated costs could harm Mattel’s reputation, divert resources, reduce sales and increase costs and could have a material adverse effect on Mattel’s financial condition.

Mattel is subject to regulation by the U.S. Consumer Product Safety Commission and regulatory authorities in the states of the United States and in other countries. Its products could be subject to recalls and other actions by these authorities. Mattel has experienced, and may in the future experience, issues in products that result in recalls, withdrawals, or post-manufacture repairs or replacements of products. Enhanced testing implemented by Mattel, as well as increased scrutiny by retailers and other parties, may reveal issues in Mattel products that may lead to regulatory actions by these authorities. Individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from Mattel’s products, and Mattel is and may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of, Mattel’s insurance coverage. Moreover, Mattel may be unable to obtain adequate liability insurance in the future. Any of the issues mentioned above could result in damage to Mattel’s reputation, diversion of development and management resources, reduced sales and increased costs, any of which could harm Mattel’s business.

Recalls of Mattel products could materially and adversely affect Mattel by increasing costs in excess of current estimates.

Mattel has recorded, and in the future may record, charges and incremental costs relating to recalls, withdrawals, or replacements of Mattel products, based on its most recent estimates of retailer inventory returns, consumer product replacement costs, associated legal and professional fees, and costs associated with advertising and administration of product recalls. Because these current and expected future charges are based on estimates, they may increase as a result of numerous factors, many of which are beyond Mattel’s control, including the amount of products that may be returned by consumers and retailers, the number and type of legal, regulatory, or legislative proceedings relating to product recalls, withdrawals, or replacements or product safety in the United States and elsewhere that may involve Mattel; and regulatory or judicial orders or decrees in the United States and elsewhere that may require Mattel to take certain actions in connection with product recalls.

Recalls of Mattel products could result in adverse governmental actions, including new legislation and regulations, that may materially and adversely affect Mattel.

As a result of product recalls, withdrawals, or replacements Mattel has been the subject of governmental actions, inquiries, and proceedings in several countries. Mattel has incurred expenses to respond and has had adverse effects on its business, including temporary suspension of its ability to import products into various countries and to export certain products from China. Product recalls, withdrawals, or replacements have resulted in increased governmental scrutiny of Mattel products. There can be no assurance that Mattel will not be subjected to future governmental actions and scrutiny that may lead to increased costs or to interruptions or disruptions of its normal business operations. In addition, regulatory agencies and legislatures in various countries, including the United States, have undertaken reviews of product safety, and various proposals for additional, more stringent laws and regulations are under consideration. Current or future laws or regulations may become effective in various jurisdictions in which Mattel currently operates and may increase Mattel’s costs and disrupt its business operations.

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

Product recalls, withdrawals, or replacements have resulted in coverage critical of Mattel in the press and media. While Mattel believes that it has acted responsibly and in the interests of safety, product recalls, withdrawals, or replacements may harm Mattel’s reputation and the acceptance of its products by consumers, licensors and retailers. Mattel’s ability to enter into licensing agreements for products on competitive terms may be adversely affected, if licensors believe that products sold by Mattel will be less favorably received in the market. Mattel’s retailer customers may be less willing to purchase Mattel products or to provide marketing support for those products, such as shelf space, promotions, and advertising. Reduced acceptance of Mattel’s products would adversely affect its sales and profits. Product recalls, withdrawals, or replacements may also increase the amount of competition that Mattel confronts from other manufacturers. Some competitors may attempt to differentiate themselves from Mattel by claiming that their products are produced in a manner or geographic area that is insulated from the issues that preceded recalls, withdrawals, or replacements of Mattel products. To the extent that competitive manufacturers choose not to implement enhanced safety and testing protocols comparable to those that Mattel has adopted, those competitors could enjoy a cost advantage that will enable them to offer products at lower prices than those charged by Mattel.

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

Mattel has significant operations, including its corporate headquarters, near major earthquake faults in Southern California. Southern California has experienced earthquakes, wildfires and other natural disasters in recent years. A catastrophic event where Mattel has important operations, such as an earthquake, tsunami, flood, typhoon, fire or other natural or manmade disaster, could disrupt Mattel’s operations or those of its contractors and impair production or distribution of its products, damage inventory, interrupt critical functions or otherwise affect its business negatively, harming Mattel’s results of operations.

Significant changes in currency exchange rates could have a material adverse effect on Mattel’s business and results of operations.

Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by partially hedging this exposure using foreign currency forward exchange contracts. These contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan and Venezuela bolivar, could have a material adverse effect on Mattel’s business and results of operations.

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

Mattel has announced, and in the future may announce, initiatives to improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands, and offer new innovative products, enhance product safety, develop people, improve productivity, simplify processes, maintain customer service levels, as well as new initiatives designed to drive sales growth, manage costs, capitalize on Mattel’s scale advantage and improve its supply chain. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to successfully implement any of these initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Mattel depends on key personnel and may not be able to hire, retain and integrate sufficient qualified personnel to maintain and expand its business.

Mattel’s future success depends partly on the continued contribution of key executives, designers, technical, sales, marketing, manufacturing and administrative personnel. The loss of services of any of Mattel’s key personnel could harm Mattel’s business. Recruiting and retaining skilled personnel is costly and highly competitive. If Mattel fails to retain, hire, train and integrate qualified employees and contractors, Mattel may not be able to maintain and expand its business.

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

* * * * * * * * * * * * * * * * * *

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

Mattel owns its corporate headquarters in El Segundo, California, consisting of approximately 335,000 square feet, and an adjacent office building consisting of approximately 55,000 square feet. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel’s Fisher-Price® subsidiary owns its headquarters facilities in East Aurora, New York, consisting of approximately 535,000 square feet, which is used by the Fisher-Price Brands US segment and for corporate support functions. American Girl Brands owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 180,000 square feet, a warehouse in Middleton, consisting of approximately 215,000 square feet, and distribution facilities in Middleton, DeForest and Wilmot, Wisconsin, consisting of a total of approximately 948,000 square feet, all of which are used by the American Girl Brands segment.

Mattel maintains leased sales offices in California, Illinois, Minnesota, New York, and Arkansas, and leased warehouse and distribution facilities in California, New Jersey, and Texas, all of which are used by the Domestic segment. Mattel has leased retail and related office space in Chicago, Illinois, New York, New York, and Los Angeles, California for its American Girl Place® stores, Dallas, Texas and Atlanta, Georgia for its American Girl Boutique and Bistro™ and leased retail space in Oshkosh, Wisconsin, which are used by the American Girl Brands segment, and Pomona, California, which is used by Mattel Brands. Mattel also has leased office space in Florida, which is used by the International segment, and Massachusetts and Texas, which are used by Radica Games Limited (“Radica”). Mattel leases a computer facility in Phoenix, Arizona used by all segments. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Colombia, Costa Rica, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Italy, Japan, Macau, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Peru, Poland, Portugal, Puerto Rico, South Korea, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom, and Venezuela which are leased (with the exception of office space in Chile, certain warehouse space in France, and office and warehouse space in Hong Kong, that is owned by Mattel) and used by the International segment. Mattel’s principal manufacturing facilities are located in China, Indonesia, Thailand, Malaysia, and Mexico. See Item 1 “Business—Manufacturing and Materials.”

For leases that are scheduled to expire during the next twelve months, Mattel may negotiate new lease agreements, renew existing lease agreements or utilize alternate facilities. See Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements—Commitments and Contingencies.” Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.

Item 3.	Legal Proceedings.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Litigation” and Item 8 “Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements—Commitments and Contingencies.”

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

For information regarding the markets in which Mattel’s common stock, par value $1.00 per share, is traded, see the cover page hereof. For information regarding the high and low closing prices of Mattel’s common stock for the last two calendar years, see Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Quarterly Financial Information.”

Holders of Record

As of February 22, 2008, Mattel had approximately 38,000 holders of record of its common stock.

Dividends

In 2007, 2006, and 2005, Mattel paid a dividend per share of $0.75, $0.65, and $0.50, respectively, to holders of its common stock. The Board of Directors declared the dividend in November, and Mattel paid the dividend in December of each year. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding Mattel’s equity compensation plans is incorporated herein by reference to Item 12.

Recent Sales of Unregistered Securities

During the fourth quarter of 2007, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

During 2007, 2006, and 2005, the Board of Directors authorized Mattel to increase its share repurchase program by $750.0 million, $250.0 million, and $500.0 million, respectively. During 2007, Mattel repurchased 35.9 million shares at a cost of $806.3 million. During 2006, Mattel repurchased 11.8 million shares at a cost of $192.7 million. During 2005, Mattel repurchased 28.9 million shares at a cost of $500.4 million. At December 31, 2007, share repurchase authorizations of $0.9 million had not been executed. In January 2008, the Board of Directors authorized Mattel to increase its previously announced share repurchase program by an additional $500.0 million. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

This table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2007:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31
Repurchase program (1)	2,090,200	$23.75	2,090,200	$112,169,826
Employee transactions (2)	90	$23.31	N/A	N/A
November 1 – 30
Repurchase program (1)	5,105,919	$20.12	5,105,919	$9,438,660
Employee transactions (2)	—	—	N/A	N/A
December 1 – 31
Repurchase program (1)	431,000	$19.82	431,000	$895,076
Employee transactions (2)	—	—	N/A	N/A

Total
Repurchase program (1)	7,627,119	$21.10	7,627,119	$895,076
Employee transactions (2)	90	$23.31	N/A	N/A

(1)	In May and August 2007, the Board of Directors authorized Mattel to increase its share repurchase program by $250.0 million and $500.0 million, respectively. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A	Not applicable.

Performance Graph

The following graph compares the performance of Mattel common stock with that of the S&P 500 Index and the S&P 500 Consumer Staples Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2002 and reinvestment of dividends.

Comparison of Five Year Cumulative Total Return

Mattel, Inc., S&P 500, and S&P 500 Consumer Staples Index

2002 to 2007

Cumulative Total Return	2002	2003	2004	2005	2006	2007
Mattel, Inc.	$100.00	$102.72	$106.29	$89.00	$131.14	$114.53
S&P 500	$100.00	$128.36	$142.14	$149.01	$172.27	$181.72
S&P 500 Consumer Staples	$100.00	$111.35	$120.36	$124.63	$142.56	$162.76

Item 6.	Selected Financial Data.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share and percentage information)
Operating Results:
Net sales (a)	$5,970,090	$5,650,156	$5,179,016	$5,102,786	$4,960,100
Gross profit	2,777,300	2,611,793	2,372,868	2,410,725	2,429,483
% of net sales	46.5%	46.2%	45.8%	47.2%	49.0%
Operating income	730,078	728,818	664,529	730,817	785,710
% of net sales	12.2%	12.9%	12.8%	14.3%	15.8%
Income before income taxes	703,398	683,756	652,049	696,254	740,854
Provision for income taxes (b)	103,405	90,829	235,030	123,531	203,222
Net income	$599,993	$592,927	$417,019	$572,723	$537,632
Net income per common share—basic	$1.56	$1.55	$1.02	$1.37	$1.23
Net income per common share—diluted	$1.54	$1.53	$1.01	$1.35	$1.22
Dividends Declared Per Common Share	$0.75	$0.65	$0.50	$0.45	$0.40

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Financial Position:
Total assets	$4,805,455	$4,955,884	$4,372,313	$4,756,492	$4,510,950
Noncurrent liabilities	928,284	940,390	807,395	643,509	826,983
Stockholders’ equity	2,306,742	2,432,974	2,101,733	2,385,812	2,216,221

(a)	Effective October 1, 2003, close out sales previously classified as a reduction of cost of sales are now classified as net sales in Mattel’s consolidated statements of operations. Close out sales during 2003 totaled $57.3 million. Close out sales for the fourth quarter of 2003, totaling $19.2 million, were included in reported net sales. This change in classification had no impact on gross profit, operating income, net income, net income per common share, balance sheets or cash flows.

(b)	The provision for income taxes in 2007 was positively impacted by net tax benefits related to prior years of $42.0 million related to reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes. The provision for income taxes in 2006 was positively impacted by the Tax Increase Prevention and Reconciliation Act (the “Tax Act”) passed in May 2006, and tax benefits of $63.0 million related to tax settlements and refunds of ongoing audits with foreign and state tax authorities. The provision for income taxes in 2005 was negatively impacted by incremental tax expense of $107.0 million, resulting from Mattel’s decision to repatriate $2.4 billion in previously unremitted foreign earnings under the American Jobs Creation Act (the “Jobs Act”), partially offset by $38.6 million of tax benefits primarily relating to tax settlements reached with various tax authorities and reassessments of tax exposures based on the status of current audits in various jurisdictions around the world. The provision for income taxes in 2004 was positively impacted by $65.1 million of tax benefits related to an audit settlement with the US Internal Revenue Service (“IRS”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 “Financial Statements and Supplementary Data.”

Overview

Mattel designs, manufactures, and markets a broad variety of toy products worldwide through sales to its customers and directly to consumers. Mattel’s business is dependent in great part on its ability each year to redesign, restyle, and extend existing core products and product lines, to design and develop innovative new products and product lines, and to successfully market those products and product lines. Mattel plans to continue to focus on its portfolio of traditional brands that have historically had worldwide appeal, to create new brands utilizing its knowledge of children’s play patterns, and to target customer and consumer preferences around the world.

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics, Pixel Chix®, and High School Musical (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, and Tyco® R/C vehicles and playsets (collectively “Wheels”), and CARS™, Radica® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Dora the Explorer™, Winnie the Pooh, Go-Diego-Go!™, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

American Girl Brands—including Just Like You®, the historical collection and Bitty Baby®. American Girl Brands products are sold directly to consumers, and its children’s publications are also sold to certain retailers.

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

Management believes that the business environment for Mattel in 2008 will be similar to that of 2007. Mattel expects to continue facing challenges both domestically and internationally as retailers continue to tightly manage inventory. Additionally, Mattel has experienced continued cost pressures, including higher product costs for commodities, labor, and foreign currency. Management believes that Mattel will continue to encounter a challenging retail environment, along with cost pressures. Additionally, in 2008, Mattel will incur higher product testing costs and, until all recall-related legal matters are resolved, additional legal expenses.

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

The second goal is to improve execution in areas including manufacturing, distribution, and selling. Mattel continues to focus on improving the efficiency of its supply chain using Lean supply chain initiatives. The objective of the Lean program is to improve the flow of processes, do more with less, and focus on the value chain from beginning to end.

The third goal is to further capitalize on Mattel’s scale advantage. For example, as the world’s largest toy company, Mattel believes it can realize cost savings when making purchasing decisions based on a One Mattel philosophy.

Product Recalls and Withdrawals

During the third quarter of 2007, Mattel recalled products with high-powered magnets that may become dislodged and other products, some of which were produced using non-approved paint containing lead in excess of applicable regulatory and Mattel standards (collectively, the “Third Quarter of 2007 Recalls”). Additional products were recalled, withdrawn from retail stores, or replaced at the request of consumers in the fourth quarter of 2007 as a result of small parts separating from a product, some instances of paint containing lead in excess of applicable regulatory standards in another product, and the presence of lead in the substrate in excess of an Illinois regulatory standard in other products (collectively, along with the Third Quarter of 2007 Recalls, the “2007 Product Recalls”).

As a result of the Third Quarter of 2007 Recalls, Mattel intentionally slowed down its shipments out of Asia while it conducted extensive product testing in the third quarter of 2007. Also, export licenses at several manufacturing facilities in China were temporarily suspended in September 2007 while safety procedures were reviewed, but all licenses were in place at December 31, 2007. Mattel’s ability to import products into certain countries was also temporarily impacted by product recalls as certain countries and regulatory authorities reviewed Mattel’s safety procedures; however, these import and export issues were largely resolved early in the fourth quarter of 2007 and did not have a significant financial impact on Mattel’s 2007 results.

The third quarter of 2007 recall of products with high-powered magnets was a recall of older toys that do not meet Mattel’s current magnet retention system requirements. Since November 2006, when Mattel conducted its first voluntary recall for magnetic toys, Mattel has implemented enhanced magnet retention systems across all of its brands. At the beginning of 2007, all magnets must be “locked” into the plastic toy with sturdy material holding in the edges around the exposed face of the magnet or completely covering or “encapsulating” the magnet. Mattel also conducted an extensive review of technical data and consumer information on all magnetic toys and is confident in the new requirements, based on its continued testing and consumer experience.

In July 2007, Mattel determined that certain products, manufactured by a third-party contract manufacturer in China, were produced using non-approved paint containing lead in excess of applicable regulatory standards. As a result, and also in July 2007, Mattel launched a thorough investigation and expanded its testing programs to ensure that painted finished goods, at third-party contract manufacturers as well as facilities operated by Mattel, are systematically tested prior to being shipped to customers. The expanded testing programs include a check system to enforce compliance with all regulations and standards applicable to lead paint. Mattel has also created a new Corporate Responsibility organization, which has an even greater level of accountability internally and externally for adherence to the company’s safety and compliance protocols.

Although management is not aware of any additional significant issues associated with lead in paints used on, or lead in substrate used in, its products, there can be no assurance that additional issues will not be identified in the future. Mattel believes that it has some of the most rigorous quality and safety testing procedures in the toy industry. Management also believes that Mattel’s history of acting responsibly and quickly will maintain the trust of its customers and consumers. However, the 2007 Product Recalls may have a negative impact on both customer and consumer demand for Mattel’s products in the future.

Results of Operations

2007 Compared to 2006

Consolidated Results

Net sales for 2007 were $5.97 billion, a 6% increase as compared to $5.65 billion in 2006, including a 3 percentage point benefit from changes in currency exchange rates. Net income for 2007 was $600.0 million, or $1.54 per diluted share, as compared to net income of $592.9 million, or $1.53 per diluted share, for 2006.

Gross profit, as a percentage of net sales, increased to 46.5% in 2007 from 46.2% in 2006. The increase in gross profit was driven by price increases and favorable changes in currency exchange rates, which were partially offset by external cost pressures and the impact of the 2007 Product Recalls, which reduced gross profit by approximately $71 million.

Income before income taxes as a percentage of net sales declined to 11.8% in 2007 from 12.1% in 2006. Contributing to this decline were higher selling and administrative expenses as a percentage of net sales and higher advertising expenses as a percentage of net sales, partially offset by higher gross margins, lower interest expense, and higher other non-operating income. The increase in other selling and administrative expenses in 2007 is primarily attributable to the impact of the 2007 Product Recalls, which increased other selling and administrative expenses by approximately $35 million. Higher investments in the business, including design and development costs and expansion in international markets, the impact of foreign exchange rates, increases in employee-related costs, and the inclusion of Radica costs also contributed to the increase. These costs increases were partially offset by lower 2007 incentive and equity compensation expenses. Other selling and administrative expenses in 2006 included $19.3 million for prior period unintentional stock option accounting errors. Other non-operating income, net increased from $4.3 million in 2006 to $11.0 million in 2007, primarily due to foreign currency exchange gains.

Net income in 2007 was positively impacted by net tax benefits related to prior years of $42.0 million due to reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes. Net income in 2006 was positively impacted by the Tax Act passed in May 2006 and tax benefits of $63.0 million related to settlements and refunds of multiple ongoing audits by foreign and state tax authorities.

The following table provides a summary of Mattel’s consolidated results for 2007 and 2006 (in millions, except percentage and basis point information):

	For the Year
	2007		2006		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$5,970.1	100.0%	$5,650.2	100.0%	6%

Gross profit	$2,777.3	46.5%	$2,611.8	46.2%	6%	30
Advertising and promotion expenses	708.8	11.9	651.0	11.5	9%	40
Other selling and administrative expenses	1,338.4	22.4	1,232.0	21.8	9%	60

Operating income	730.1	12.2	728.8	12.9	0%	(70)
Interest expense	71.0	1.2	79.9	1.4	–11%	(20)
Interest (income)	(33.3)	–0.6	(30.5)	–0.5	9%	(10)
Other non-operating (income), net	(11.0)		(4.4)

Income before income taxes	$703.4	11.8%	$683.8	12.1%	3%	(30)

Sales

Net sales for 2007 were $5.97 billion, a 6% increase as compared to $5.65 billion in 2006, including a 3 percentage point benefit from changes in currency exchange rates. The 2007 Product Recalls reduced net sales by approximately $48.9 million for sales returns and reserves recorded in 2007. Gross sales in international markets increased 17% as compared to 2006, including a 7 percentage point benefit from changes in currency exchange rates. Gross sales within the US decreased 1% from 2006, and accounted for 51% and 56% of consolidated gross sales in 2007 and 2006, respectively.

Worldwide gross sales of Mattel Girls & Boys Brands increased 8% to $3.70 billion in 2007 as compared to 2006, including a 5 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Mattel Girls & Boys Brands decreased 4% and international gross sales of Mattel Girls & Boys Brands increased 18%, including an 8 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Barbie® increased by 1%, including a 4 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Barbie® decreased by 15%, primarily driven by sales declines in Barbie® Fantasy and My Scene® products, partially offset by sales increases in Barbie® Collector products. International gross sales of Barbie® increased by 12%, including an 8 percentage point benefit from changes in currency exchange rates, primarily due to higher sales of Barbie® Reality and Barbie® Collector products. Softness in Barbie® Fantasy products worldwide was driven by the underperformance of toys associated with the 2007 Barbie® entertainment properties, Barbie® Magic of the Rainbow™ and Barbie as the Island Princess™ as compared to the 2006 entertainment properties, Barbie® in Fairytopia™ II: Mermaidia® and Barbie in the 12 Dancing Princesses®. Worldwide gross sales of Other Girls Brands increased 2% from 2006, including a 5 percentage point benefit from changes in currency exchange rates, primarily driven by strong sales of Little Mommy® and High School Musical, partially offset by sales declines of Winx Club™ and Pixel Chix® worldwide, and Polly Pocket® in the US.

Worldwide gross sales of Wheels products increased 14% as compared to 2006, including a 4 percentage point benefit from changes in currency exchange rates, primarily as a result of strong worldwide sales growth in Hot Wheels® and Matchbox® products. Worldwide gross sales of Entertainment products, which includes games and puzzles and Radica®, increased by 16% as compared to 2006, including a 5 percentage point benefit from changes in currency exchange rates, primarily driven by continued strong worldwide sales in CARS™ products and inclusion of Radica® sales, partially offset by sales declines in Superman™ products.

Worldwide gross sales of Fisher-Price Brands increased 8% to $2.44 billion in 2007 as compared to 2006, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Core Fisher-Price® increased 19% as compared to 2006, including a 3 percentage point benefit from changes in currency exchange rates, primarily driven by the continued strength of infant, preschool, learning, and BabyGear™ sales. Worldwide gross sales of Fisher-Price® Friends decreased 15% as compared to 2006, including a 2 percentage point benefit from changes in currency exchange rates, primarily due to some properties declining from strong 2006 levels, partially offset by higher Sesame Street® sales during 2007.

Gross sales of American Girl Brands decreased 2% to $431.3 million in 2007 as compared to 2006, primarily driven by the continued softness in the direct channel and lower sales of established historical characters, partially offset by strong sales of the Girl of the Year®, Nicki™, the launch of the newest historical character, Julie™, and sales from the American Girl Boutique and Bistro™ retail stores, which opened in Atlanta, Georgia in August 2007 and Dallas, Texas in November 2007.

Cost of Sales

Cost of sales increased by $154.4 million, or 5%, from $3.04 billion in 2006 to $3.19 billion in 2007, as compared to a 6% increase in net sales. On an overall basis, cost of sales increased primarily due to increased sales volume and the impact of the 2007 Product Recalls, which increased cost of sales by approximately $22 million. Within cost of sales, product costs increased by $150.6 million, or 6%, from $2.42 billion in 2006 to

$2.57 billion in 2007, primarily driven by increased sales volume, higher external cost pressures, and the impact of the 2007 Product Recalls, partially offset by cost savings realized from supply chain efficiency initiatives. Royalty expense decreased by $17.9 million, or 7%, from $261.2 million in 2006 to $243.3 million in 2007, and is reflective of lower sales of licensed products in 2007. Freight and logistics expenses increased by $21.7 million, or 6%, from $357.3 million in 2006 to $379.0 million in 2007, primarily driven by increased sales volume.

Gross Profit

Gross profit, as a percentage of net sales, was 46.5% in 2007, as compared to 46.2% in 2006. The improvement in gross profit was primarily driven by the alignment of prices with increased input costs and favorable foreign exchange rates, partially offset by external cost pressures and an 80 basis point negative impact from the 2007 Product Recalls.

Advertising and Promotion Expenses

Advertising and promotion expenses increased to 11.9% of net sales in 2007, from 11.5% in 2006 due primarily to additional media and promotion to drive consumer demand at retail. Also, the 2007 Product Recalls increased advertising and promotion expenses by approximately $5 million.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.34 billion in 2007, or 22.4% of net sales, as compared to $1.23 billion in 2006, or 21.8% of net sales. The increase in other selling and administrative expenses in 2007 is primarily attributable to the impact of the 2007 Product Recalls, which increased other selling and administrative expenses by approximately $35 million. Higher investments in the business, including design and development costs and expansion in international markets, the impact of foreign exchange rates, increases in employee-related costs, and the inclusion of Radica costs also contributed to the increase. The higher costs were partially offset by lower 2007 incentive and equity compensation expenses. Other selling and administrative expenses in 2006 included $19.3 million for prior period unintentional stock option accounting errors.

Non-Operating Items

Interest expense was $71.0 million in 2007 as compared to $79.9 million in 2006 due to lower average borrowings. Interest income increased from $30.5 million in 2006 to $33.3 million in 2007 due to higher average invested cash balances and higher interest rates. Other non-operating income, net increased from $4.3 million in 2006 to $11.0 million in 2007, primarily due to foreign currency exchange gains.

Provision for Income Taxes

Net income in 2007 was positively impacted by net tax benefits related to prior years of $42.0 million as a result of reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes.

Net income in 2006 was positively impacted by the Tax Act passed in May 2006, and tax benefits of $63.0 million related to settlements and refunds of ongoing audits with foreign and state tax authorities.

Operating Segment Results

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands. Operating segment results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Segment Information.”

Domestic Segment

Mattel Girls & Boys Brands US gross sales decreased 4% in 2007 as compared to 2006. Within this segment, gross sales of Barbie® products decreased 15%, primarily driven by sales declines of Barbie® Fantasy and My Scene® products, partially offset by higher sales of Barbie® Collector products. Gross sales of Other Girls Brands decreased 3%, primarily driven by sales declines in Polly Pocket® and Pixel Chix®, partially offset by strong sales of High School Musical and Little Mommy® products. Gross sales of Wheels products increased 2%, primarily due to sales increases in Matchbox®, partially offset by lower sales of Tyco® R/C products. Gross sales in Entertainment products, which includes games and puzzles and Radica®, increased 1%, primarily driven by the continued strong sales of CARS™ products and the inclusion of Radica® sales, partially offset by sales declines in Superman™ products. Mattel Girls & Boys Brands US segment income decreased 21% to $212.2 million in 2007, primarily due to lower sales volume, higher other selling and administrative expenses, and the impact of the 2007 Product Recalls, which lowered Mattel Girls & Boys Brands US segment income by approximately $12 million.

Fisher-Price Brands US gross sales increased 3%, reflecting an increase in sales of Core Fisher-Price® products, partially offset by sales declines of Fisher-Price® Friends products. Sales increases in Core Fisher-Price® products reflected strong sales of learning, infant, BabyGear™, and preschool products. Sales declines of Fisher-Price® Friends products were primarily due to some properties declining from strong 2006 levels, partially offset by higher Sesame Street® sales during 2007. Fisher-Price Brands US segment income increased 4% to $225.5 million in 2007, primarily due to higher sales volume and improved gross profit resulting from price increases and favorable product mix, partially offset by higher advertising and promotion expenses and the impact of the 2007 Product Recalls, which decreased Fisher-Price Brands US segment operating income by approximately $30 million.

American Girl Brands gross sales decreased 2% from the prior year, primarily due to the continued softness in the direct channel and lower sales of established historical characters, partially offset by strong sales of the Girl of the Year®, Nicki™, the launch of the newest historical character, Julie™, and sales from the American Girl Boutique and Bistro™ retail stores which opened in Atlanta, Georgia in August 2007 and Dallas, Texas in November 2007. American Girl Brands segment operating income increased 2% to $98.5 million in 2007.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2007 versus 2006:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International	17	7
Europe	16	9
Latin America	23	5
Asia Pacific	15	7
Other	3	6

International gross sales increased 17% in 2007 as compared to 2006, including a 7 percentage point benefit from changes in currency exchange rates. Gross sales of Barbie® increased 12%, including an 8 percentage point benefit from changes in currency exchange rates, primarily due to higher sales of Barbie® Reality and Barbie® Collector products. Gross sales of Other Girls Brands increased 4%, including a 7 percentage point benefit from changes in currency exchange rates, primarily driven by increased sales of Little Mommy® and Polly Pocket®, partially offset by declines in Winx Club™ and Pixel Chix®. Gross sales of Wheels products grew by 24%, including a 7 percentage point benefit from changes in currency exchange rates, reflecting growth in Hot Wheels® and Matchbox®. Gross sales of Entertainment products increased by 31%, including a 9 percentage point benefit from changes in currency exchange rates, primarily driven by strong sales of CARS™ products and the inclusion of Radica® sales, partially offset by sales declines of Superman™ products. Fisher-Price Brands gross sales increased 17%, including a 7 percentage point benefit from changes in currency exchange rates, due to higher sales of Core Fisher-Price® products, primarily infant, preschool, BabyGear™, newborn, and learning products, partially offset by sales declines of Fisher-Price® Friends products. International segment income was relatively flat with prior year at $420.9 million, primarily due to increased sales volume, offset by higher other selling and administrative expenses and the impact of the 2007 Product Recalls, which decreased International segment operating income by approximately $47 million.

2006 Compared to 2005

Consolidated Results

Net sales for 2006 were $5.65 billion, a 9% increase as compared to $5.18 billion in 2005, including a 1 percentage point benefit from changes in currency exchange rates. Net income for 2006 was $592.9 million, or $1.53 per diluted share, as compared to net income of $417.0 million, or $1.01 per diluted share, for 2005.

Gross profit, as a percentage of net sales, increased to 46.2% in 2006 from 45.8% in 2005. The increase in gross profit was driven by price increases and savings from supply chain initiatives, which were partially offset by unfavorable product mix, external cost pressures, and higher royalty costs.

Income before income taxes as a percentage of net sales declined to 12.1% in 2006 from 12.6% in 2005. Contributing to this decline were higher selling and administrative expenses as a percentage of net sales and lower other non-operating income, partially offset by higher gross margins and lower advertising expenses as a percentage of net sales. Higher selling and administrative expenses were primarily attributed to increased incentive compensation accruals, stock-based compensation including a pre-tax charge of $19.3 million for prior period unintentional stock option accounting errors (see Item 8 “Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Share-Based Payments”), costs associated with the opening of the third American Girl Place® retail store in April 2006 and the acquisition of Radica in October 2006, partially offset by savings related to the streamlining of the Mattel Brands organization. Other non-operating income, net in 2005 included gains from the sale of marketable securities of $25.8 million. There were no gains or losses from the sale of marketable securities in 2006.

Net income in 2006 was positively impacted by the Tax Act passed in May, and tax benefits of $63.0 million related to settlements and refunds of multiple ongoing audits by foreign and state tax authorities. Net income in 2005 was negatively impacted by incremental tax expense of $107.0 million, resulting from Mattel’s decision to repatriate $2.4 billion in previously unremitted foreign earnings under the Jobs Act, partially offset by $38.6 million of tax benefits primarily relating to tax settlements reached with various tax authorities and reassessments of tax exposures based on the status of current audits in various jurisdictions around the world.

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

Sales

Net sales for 2006 were $5.65 billion, a 9% increase as compared to $5.18 billion in 2005, including a 1 percentage point benefit from changes in currency exchange rates. Gross sales within the US increased 8% from 2005 and accounted for 56% of consolidated gross sales in 2006 and 2005. In 2006, gross sales in international markets increased 11% as compared to 2005, including a 2 percentage point benefit from changes in currency exchange rates.

Worldwide gross sales of Mattel Girls & Boys Brands increased 9% to $3.42 billion in 2006 as compared to 2005, including fourth quarter sales of Radica® products and a 1 percentage point benefit from changes in currency exchange rates. Domestic gross sales increased 10% and international gross sales increased 8%, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Barbie® were flat, including a 1 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Barbie® increased 3% and international gross sales of Barbie® decreased 2%, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Other Girls Brands increased 11% from 2005, including a 1 percentage point benefit from changes in currency exchange rates, primarily driven by strong sales of Polly Pocket® and Pixel Chix® worldwide and the continued success of Winx Club™ in international markets.

Worldwide gross sales of Wheels products decreased 1% as compared to 2005, including a 1 percentage point benefit from changes in currency exchange rates. Strong sales of Hot Wheels® and Matchbox® products internationally were more than offset by Hot Wheels® sales declines in the US and Tyco® R/C sales declines worldwide. Worldwide gross sales of Entertainment products, which includes games and puzzles and Radica®, increased by 34% as compared to 2005, with no impact from changes in currency exchange rates. Excluding Radica® products, increases in worldwide gross sales of Entertainment products, were driven by the worldwide success of CARS™ and Superman™ products, which more than offset worldwide sales declines of Batman™ and Yu-Gi-Oh!™ products.

Worldwide gross sales of Fisher-Price Brands increased 12% to $2.27 billion in 2006 as compared to 2005, including a 1 percentage point benefit from changes in currency exchange rates. Domestic gross sales increased 8%, while international gross sales increased 20%, including a benefit of 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Core Fisher-Price® increased 11% as compared to 2005, including a 1 percentage point benefit from changes in currency exchange rates, primarily driven by the worldwide success of BabyGear™ and infant and newborn products. Worldwide gross sales of

Fisher-Price® Friends increased 19% as compared to 2005, including a 1 percentage point benefit from changes in currency exchange rates, driven by several Nickelodeon properties including Go-Diego-Go!™, Dora the Explorer™, and The Backyardigans™, and T.M.X™ Elmo from Sesame Street®.

Gross sales of American Girl Brands increased 1% to $440.0 million in 2006 as compared to 2005, driven by the American Girl Place® retail stores, including American Girl®’s third store which opened in Los Angeles, California in April 2006. Growth in the retail stores was partially offset by a decline in the catalog business.

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

Gross Profit

Gross profit, as a percentage of net sales, was 46.2% in 2006 as compared to 45.8% in 2005. The increase in gross profit was driven by price increases and supply chain savings, which were partially offset by higher external cost pressures and unfavorable product mix, including higher royalty costs for licensed products.

Advertising and Promotion Expenses

Advertising and promotion expenses decreased to 11.5% of net sales in 2006, as compared to 12.1% in 2005, due primarily to overall higher sales volume and greater leverage in advertising spending.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.23 billion in 2006, or 21.8% of net sales, as compared to $1.08 billion in 2005, or 20.8% of net sales. The increase in other selling and administrative expenses in 2006 is primarily attributable to an $86.3 million increase in incentive compensation accruals, an increase of $27.3 million in stock-based compensation, including a pre-tax charge of $19.3 million for prior period unintentional stock option accounting errors (see Item 8 “Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Share-Based Payments”), costs associated with the third American Girl Place® retail store, and additional selling and administrative expenses for Radica (acquired in October 2006), partially offset by savings related to the 2006 streamlining of the Mattel Brands organization.

Non-Operating Items

Interest expense was $79.9 million in 2006 as compared to $76.5 million in 2005 due to higher average long-term borrowings and higher short-term interest rates, partially offset by lower average short-term borrowings. Interest income decreased from $34.2 million in 2005 to $30.5 million in 2006 due to lower average invested cash balances. Other non-operating income, net was $4.3 million as compared to $29.8 million in 2005. Other non-operating income in 2005 included gains from the sale of marketable securities of $25.8 million. There were no gains or losses from the sale of marketable securities in 2006.

Provision for Income Taxes

Net income in 2006 was positively impacted by the Tax Act passed in May 2006, and tax benefits of $63.0 million related to settlements and refunds of ongoing audits with foreign and state tax authorities, which were recorded in the first two quarters of 2006. Net income in 2005 was negatively impacted by incremental tax expense of $107.0 million, resulting from Mattel’s decision to repatriate $2.4 billion in previously unremitted foreign earnings under the Jobs Act, partially offset by $38.6 million of tax benefits primarily relating to tax settlements reached with various tax authorities and reassessments of tax exposures based on the status of current audits in various jurisdictions around the world.

Operating Segment Results

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands. Operating segment results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Segment Information.”

Domestic Segment

Mattel Girls & Boys Brands US gross sales increased 10% in 2006 as compared to 2005. Within this segment, gross sales of Barbie® increased 3% and gross sales of Other Girls Brands decreased 5%. Gross sales of Wheels products decreased 9% driven by sales declines in Hot Wheels® and Tyco® R/C product lines. Gross sales of Entertainment products, which includes games and puzzles and Radica®, increased 61% driven by the success of CARS™ and Superman™ products and Radica® products, which more than offset sales declines in Batman™ and Yu-Gi-Oh!™. Mattel Girls & Boys Brands US segment income increased 29% to $267.2 million in 2006, primarily due to higher sales volume and improved gross profit, partially offset by higher other selling and administrative expenses. The increase in gross profit is due to higher sales volume, including Radica® products, price increases, and supply chain savings, partially offset by external cost pressures and unfavorable product mix.

Fisher-Price Brands US gross sales increased 8%, reflecting an increase in sales of Core Fisher Price® and Fisher Price® Friends products. Sale increases in Core Fisher Price® products reflected strong sales of BabyGear™ and infant and newborn products. Sales increases in Fisher-Price® Friends were driven by several Nickelodeon properties including Go-Diego-Go!™, Dora the Explorer™, and The Backyardigans™ and Sesame Street®. Fisher-Price Brands US segment income increased 25% to $216.1 million in 2006, primarily due to higher sales volume and improved gross profit resulting from price increases, and favorable product mix, partially offset by higher external cost pressures.

American Girl Brands gross sales increased 1% from the prior year. American Girl Brands segment income decreased from $106.2 million to $97.0 million in 2006, primarily driven by higher other selling and administrative expenses associated with the American Girl Place® retail store in Los Angeles which opened in 2006.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2006 versus 2005:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International	11	2
Europe	9	2
Latin America	15	1
Asia Pacific	10	—
Other	12	4

International gross sales increased 11% in 2006 as compared to 2005, including a 2 percentage point benefit from changes in currency exchange rates. Gross sales of Barbie® decreased 2%, including a 2 percentage point benefit from changes in currency exchange rates. Gross sales of Other Girls Brands increased 26%, including a 3 percentage point benefit from changes in currency exchange rates, primarily driven by increased sales of Polly Pocket®, Pixel Chix® and Winx Club™. Gross sales of Wheels products grew by 7%, including a 2 percentage point benefit from changes in currency exchange rates, mainly driven by the success of Hot Wheels® and Matchbox® products, partially offset by Tyco® R/C sales declines. Gross sales of Entertainment products increased by 15%, mainly due to strong sales in CARS™ and Superman™ products, which more than offset declines in sales of Batman™ and Yu-Gi-Oh!™ products. Fisher-Price Brands gross sales increased 20%, including a 2 percentage point benefit from changes in currency exchange rates, due to increased sales of Core Fisher-Price® products, primarily infant and newborn and BabyGear™ products and growth in Fisher-Price® Friends, mainly Dora the Explorer™ and Go-Diego-Go!™ properties, and T.M.X.™ Elmo from Sesame Street®. International segment income increased 33% to $419.1 million in 2006, as a result of an increase in sales volume, improved gross profit and benefits from changes in currency exchange rates. Improved gross profit resulted from price increases, partially offset by external cost pressures, unfavorable product mix, and higher royalty costs.

Income Taxes

Mattel’s effective tax rate on income before income taxes in 2007 was 14.7% as compared to 13.3% in 2006. The 2007 income tax provision includes net benefits related to prior years of $42.0 million related to reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes. The 2006 income tax provision includes a benefit of $63.0 million related to settlements with foreign and state tax authorities. Of the total benefit recorded in 2006, $57.5 million represents refunds of previously paid taxes, recorded as an expense in previous years. These refunds were recorded as a reduction to income tax expense in the period the refunds were received by Mattel. The balance of the tax benefit recorded in 2006 was a net reduction to total income tax reserves resulting from tax settlements with foreign and state tax authorities. The 2006 income tax provision was also positively impacted by approximately $37 million as a result of the Tax Act passed in May 2006.

The 2005 income tax provision includes US federal and state taxes of $107.0 million related to Mattel’s repatriation of $2.4 billion in qualifying dividends from Mattel’s foreign subsidiaries pursuant to the Jobs Act. The 2005 effective tax rate also includes a tax benefit of $38.6 million as a result of tax settlements reached with various tax authorities and reassessments of tax exposures based on the status of current audits in various jurisdictions around the world.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash balances, access to short-term borrowing facilities, and issuances of long-term debt securities. Cash flows from operations could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

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

Operating Activities

Cash flows generated from operating activities were $560.5 million during 2007, as compared to $875.9 million in 2006, and $466.7 million in 2005. The decrease in cash flows from operating activities in 2007 from 2006 was primarily the result of higher working capital requirements, mainly due to lower sales of receivables, the timing of vendor payments, and lower accruals for incentive and royalty obligations. The increase in cash flows from operating activities in 2006 from 2005 was primarily the result of higher net income and lower working capital, mainly due to higher levels of accounts payable and accrued expenses due primarily to higher incentive accruals, and the timing of vendor payments, partially offset by higher accounts receivable.

Investing Activities

Cash flows used for investing activities were $285.3 million during 2007, primarily due to the acquisition of Origin Products Limited (“Origin”) for $79.1 million, the purchase of rights to manufacture, distribute, and market several game properties for $25.3 million, the purchase of a $35.0 million long-term investment security, and purchases of other property, plant, and equipment. Cash flows used for investing activities were lower in 2007 as compared to 2006 mainly due to lower payments for businesses acquired, partially offset by the purchase of a long-term investment security, higher purchases of other property, plant, and equipment, and lower proceeds from the sale of property, plant, and equipment. Cash flows used for investing activities were higher in 2006 as compared to 2005 due to the Radica acquisition and lower proceeds from the sale of investments.

Financing Activities

Cash flows used for financing activities increased to $587.8 million in 2007 from $374.1 million in 2006 as a result of higher share repurchases and dividend payments, partially offset by higher proceeds from the exercise of stock options and higher net borrowings. Cash flows used for financing activities decreased $163.2 million to $374.1 million in 2006 as compared to 2005 as a result of lower share repurchases and higher proceeds from the exercise of stock options, partially offset by lower net borrowings in 2006 and increased dividend payments.

During 2007, 2006, and 2005, the Board of Directors authorized Mattel to increase its share repurchase program by $750.0 million, $250.0 million, and $500.0 million, respectively. During 2007, Mattel repurchased 35.9 million shares at a cost of $806.3 million. During 2006, Mattel repurchased 11.8 million shares at a cost of $192.7 million. During 2005, Mattel repurchased 28.9 million shares at a cost of $500.4 million. At December 31, 2007, share repurchase authorizations of $0.9 million had not been executed. In January 2008, the Board of Directors authorized Mattel to increase its previously announced share repurchase program by an additional $500.0 million. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

In 2007, 2006, and 2005, Mattel paid a $0.75 per share, $0.65 per share, and $0.50 per share dividend to holders of its common stock, respectively. The Board of Directors declared the dividend in November, and Mattel paid the dividend in December of each year. The dividend payments were $272.3 million, $249.5 million, and $200.5 million in 2007, 2006, and 2005, respectively.

Seasonal Financing

Mattel maintains and periodically amends or replaces a $1.3 billion domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect expires on March 23, 2010 and interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The credit facility contains a variety of covenants, including financial covenants, that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2007. As of December 31, 2007, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.35 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 13.33 to 1 (compared to a minimum allowed of 3.50 to 1).

The domestic unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the domestic unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

In December 2005, Mattel, MAPS, a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed a credit agreement (“the MAPS facility”) which provided for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008, and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest was charged at various rates selected by Mattel based on Eurodollar rates or bank reference rates. On December 15, 2006, in addition to the required payment of $50.0 million, MAPS prepaid an incremental $125.0 million of the MAPS term loan facility. The remaining $50.0 million principal amount, consisting of $14.3 million due on December 15, 2007 and $35.7 million due on December 9, 2008, was prepaid on January 16, 2007. As a result of such pre-payments, the MAPS term loan facility terminated in accordance with its terms, but the MAPS revolving loan facility remained in effect. On March 26, 2007, Mattel terminated the MAPS revolving loan facility. Mattel did not incur any early termination penalties in connection with the termination of the MAPS revolving loan facility.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel obtains individual short-term credit lines with a number of banks. As of December 31, 2007, foreign credit lines totaled approximately $200 million, a portion of which are used to support letters of credit. Mattel expects to extend the majority of these credit lines throughout 2008.

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

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each with a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive loss. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

In September 2007, a major credit rating agency reaffirmed Mattel’s long-term credit rating at BBB-, but changed the outlook from positive to stable. In August 2007, another major credit rating agency maintained its long-term credit rating at BBB, but changed its outlook to positive. In May 2007, an additional credit rating agency maintained its long-term rating for Mattel at Baa2, but changed its long-term outlook from negative to stable. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

Mattel believes its cash on hand at the beginning of 2008 and amounts available under its domestic unsecured committed revolving credit facility and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2008. As of December 31, 2007, Mattel had available incremental borrowing resources totaling approximately $850 million under its domestic unsecured committed revolving credit facility and foreign credit lines.

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

Sales of receivables pursuant to the domestic receivables sales facility occur periodically, generally quarterly. The receivables are sold by Mattel Sales Corp. and Fisher-Price, Inc. to Mattel Factoring for a purchase price equal to the nominal amount of the receivables sold. Mattel Factoring then sells such receivables to the bank group at a slight discount, and Mattel acts as a servicer for such receivables. Mattel has designated Mattel Sales Corp. and Fisher-Price, Inc. as sub-servicers, as permitted by the facility. Mattel’s appointment as a servicer is subject to termination events that are customary for such transactions. The domestic receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. Mattel retains a servicing interest in the receivables sold under this facility.

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

Sales of receivables pursuant to the European trade receivables facility occurred monthly, with the last such sale occurring on January 10, 2007. The receivables were sold by Mattel France and Mattel Germany directly to SGBN for a purchase price equal to the nominal amount of the receivables sold. As a result, no Mattel subsidiary was used as a special purpose entity in connection with these transactions. A portion of the purchase price was funded by SGBN and a portion by a deposit provided by the Depositor. The amount of the deposit was reset on each date on which new receivables were sold. Through the termination date, the deposit in 2007 was, on average, equal to approximately 54% of the aggregate notional amount of sold receivables outstanding during such period.

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

In November 2006, the commitment termination date for the European trade receivables facility was extended until February 28, 2007. However, effective on February 9, 2007, the Depositor, Mattel France and Mattel Germany terminated the European trade receivable facility with SGBN because the Company determined the facility was no longer necessary based on projected international cash flows and seasonal financing needs.

The outstanding amounts of accounts receivable that were sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	December 31,
	2007	2006
	(In thousands)
Receivables sold pursuant to the:
Domestic receivables facility	$251,657	$255,871
European receivables facility	—	103,886
Other factoring arrangements	74,682	52,505

	$326,339	$412,262

Financial Position

Mattel’s cash and equivalents were $901.1 million at December 31, 2007, a decrease of $304.4 million from 2006. The decrease was primarily driven by share repurchases of $806.3 million, dividend payments of $272.3 million, the $50.0 million repayment of the MAPS revolving loan facility, $50.0 million repayment of Medium-term notes, the acquisition of Origin for $79.1 million, the purchase of rights to manufacture, distribute, and market several game properties for $25.3 million, and the purchase of a $35.0 million long-term investment security, partially offset by cash flows generated from operating activities of $560.5 million, short-term borrowings of $349.0 million and proceeds from the exercise of stock options of $222.6 million. Accounts receivable increased by $47.4 million to $991.2 million at December 31, 2007, reflecting higher fourth quarter sales and lower factored receivables. Management expects to collect the majority of these receivables in the first quarter of 2008. Inventory levels increased by $45.6 million from 2006, primarily due to international growth along with longer lead times in importing goods into certain countries, and higher production costs. Based on its analysis of point of sale information for its top US customers, management believes that inventory levels of Mattel products at retail were somewhat higher at December 31, 2007 than the low levels of inventory that existed at December 31, 2006 and at the end of 2007 were more reflective of normalized levels.

Short-term borrowings includes borrowings under the domestic unsecured committed credit facilities of $349.0 million. The current portion of long-term debt decreased $14.3 million to $50.0 million at December 31, 2007, as compared to December 31, 2006 due to the $50.0 million repayment of the MAPS term loan facility in January 2007, of which $14.3 million was classified as current at December 31, 2006. Accounts payable and accrued liabilities decreased $202.0 million from December 31, 2006 to $1.2 billion at December 31, 2007, mainly due to a decrease in amounts due bank related to the termination of the European receivables facility in 2007 and the timing and amount of payments of various accrued liability balances, including incentive compensation, royalties, and advertising obligations. The current portion of income taxes payable decreased from $161.9 million at year-end 2006 to $17.1 million at December 31, 2007, primarily due to the reclassification of tax reserves for which a cash tax payment is not expected to be made in the next twelve months to other noncurrent liabilities in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 48.

A summary of Mattel’s capitalization is as follows:

	December 31,
	2007		2006
	(In millions, except percentage information)
Medium-term notes	$250.0	8%	$300.0	9%
Senior Notes	300.0	9	300.0	9
MAPS term loan	—	—	35.7	1

Total noncurrent long-term debt	550.0	17	635.7	19
Other noncurrent liabilities	378.3	12	304.7	9
Stockholders’ equity	2,306.7	71	2,433.0	72

	$3,235.0	100%	$3,373.4	100%

Total noncurrent long-term debt decreased $85.7 million at December 31, 2007 as compared to December 31, 2006, due to the $50.0 million repayment of the MAPS term loan facility in January 2007, of which $35.7 million was classified as noncurrent at December 31, 2006, and the reclassification of $50.0 million of Medium-term notes to current portion of long-term debt. Mattel expects to satisfy its future long-term capital needs through the generation of earnings and issuance of long-term debt instruments. Stockholders’ equity of $2.3 billion at December 31, 2007 decreased by $126.2 million from December 31, 2006, primarily as a result of share repurchases and payment of the annual dividend on common stock in the fourth quarter of 2007, partially offset by net income and proceeds from the exercise of stock options.

Mattel’s debt-to-capital ratio, including short-term borrowings and the current portion of long-term debt, increased to 29.1% at December 31, 2007 from 22.3% at December 31, 2006, primarily due to higher short-term borrowings of $349.0 million, share repurchases, and the annual dividend payment, partially offset by net income, proceeds from the exercise of stock options, $50.0 million repayment of the MAPS term loan facility, and $50.0 million of Medium-term notes repayments. Mattel’s objective is to maintain a year-end debt-to-capital ratio of approximately 25%.

Off-Balance Sheet Arrangements

Mattel has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

	Total	2008	2009	2010	2011	2012	Thereafter
	(In millions)
Long-term debt	$600.0	$50.0	$150.0	$50.0	$250.0	$50.0	$50.0
Interest on long-term debt	117.8	37.5	31.3	24.8	15.3	5.6	3.3
Capital leases*	3.6	0.3	0.3	0.3	0.3	0.3	2.1
Operating leases	529.0	86.0	74.0	69.0	57.0	46.0	197.0
Purchases of inventory, other assets, and services	321.8	321.8	—	—	—	—	—
Licensing minimum guarantees	123.0	55.0	31.0	30.0	7.0	—	—
Defined benefit and postretirement benefit plans	288.3	27.4	26.7	26.1	26.7	28.1	153.3

Total	$1,983.5	$578.0	$313.3	$200.2	$356.3	$130.0	$405.7

*	Represents total obligation, including imputed interest of $1.3 million.

In connection with the January 1, 2007 adoption of FIN 48, liabilities for uncertain tax positions at December 31, 2007 totaling approximately $80 million for which a cash tax payment is not expected to be made in the next twelve months were reclassified from income taxes payable (within current liabilities) to other noncurrent liabilities. Due to the uncertainty about the periods in which examinations will be completed and limited information related to current audits, Mattel is not able to make reasonably reliable estimates of the periods in which cash settlements will occur with taxing authorities for the noncurrent liabilities.

Litigation

The content of Note 10 (“Commitments and Contingencies—Litigation”) to the Consolidated Financial Statements of Mattel in this Annual Report on Form 10-K is hereby incorporated by reference in its entirety in this Item 7.

Derivative Litigation

Seven stockholder derivative actions have been filed, three in Los Angeles County Superior Court in California (Advantage Investors, G.P. v. Dolan et al., filed September 13, 2007; SEB Investment Management AB v. Eckert et al., filed September 14, 2007; and Catholic Medical Mission Board v. Eckert et al., filed September 19, 2007,), one in the Court of Chancery of Delaware (Sterling Heights Police & Fire Ret. Sys. v. Eckert et al., filed October 10, 2007) and three in U.S. District Court, Central District of California (City of Philadelphia Bd. of Pensions v. Eckert et al., filed October 11, 2007, Retirement Board of Allegheny County etc. v. Beard, et al., filed October 26, 2007, and Asbestos Workers, Local 14 Pension Fund v. Eckert et al., filed October 30, 2007 (previously filed in state court)), each asserting claims ostensibly on behalf and for the benefit of Mattel. The derivative actions allege that past and present members of Mattel’s Board of Directors breached their fiduciary duties in connection with product safety and reporting practices allegedly related to Mattel’s product recalls during August and September 2007. In SEB Investment, plaintiff also sues certain executive officers of Mattel, and also alleges waste of corporate assets and unjust enrichment against all defendants. In Sterling Heights, plaintiff also alleges that certain current and former directors who sold stock during the first half of 2007 breached their fiduciary duties by selling while allegedly in possession of non-public information relating to alleged product defects and seek disgorgement of unspecified amounts of profits from such sales. The derivative plaintiffs have asked for damages in unspecified amounts and equitable relief. In Sterling Heights, defendants have filed a motion to dismiss, which is not yet fully briefed, and plaintiff has filed a motion for voluntary dismissal without prejudice in favor of the California state derivative actions. The state and federal derivative actions in California have been consolidated into one action each in state and federal court, but all are in the preliminary stage with no responsive pleading yet filed.

Effects of Inflation

Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2007, 2006, or 2005. The US Consumer Price Index increased 2.8% in 2007, 3.2% in 2006, and 3.4% in 2005. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability under certain circumstances at certain times to pass on higher prices to its customers.

Employee Savings Plan

Mattel sponsors a 401(k) savings plan, the Mattel Personal Investment Plan, for its domestic employees. Mattel makes employer contributions in cash and allows employees to allocate both their voluntary contributions and their employer automatic and matching contributions to a variety of investment funds, including a fund that is fully invested in Mattel common stock (the “Mattel Stock Fund”). Employees are not required to allocate any funds to the Mattel Stock Fund, which allows employees to limit or eliminate their exposure to market changes in Mattel’s stock price. Furthermore, the Mattel Personal Investment Plan limits an employee’s maximum allocation to the Mattel Stock Fund to a percentage of the employee’s total account balance, which is currently 25%. Employees may generally reallocate their account balances on a daily basis. The only limitation on the frequency of reallocations applies to changes involving the Mattel Stock Fund by employees classified as insiders or restricted personnel under Mattel’s insider trading policy. Pursuant to Mattel’s insider trading policy, insiders and restricted personnel are limited to certain periods in which they may make allocations into or out of the Mattel Stock Fund.

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

Note 1 to the consolidated financial statements includes a summary of Mattel’s significant accounting policies, estimates, and methods used in the preparation of Mattel’s consolidated financial statements. In most instances, Mattel must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America. See Item 8 “Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies.”

Accounts Receivable—Allowance for Doubtful Accounts

The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed partially or entirely uncollectible. Management believes the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including other selling and administrative expenses, net income, and accounts receivable. In addition, the allowance requires a high degree of judgment since it involves estimation of the impact of both current and future economic factors in relation to its customers’ ability to pay amounts owed to Mattel.

Mattel’s products are sold throughout the world. Products within the Domestic segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers, and directly to consumers. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia, Canada, and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence.

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

A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2007, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 41% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 50% of net sales. As of December 31, 2007, Mattel’s three largest customers accounted for approximately 34% of net accounts receivable, and its ten largest customers accounted for approximately 45% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.

Mattel has procedures to mitigate its risk of exposure to losses from bad debts. Revenue is recognized upon shipment or upon receipt of products by the customer, depending on the terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Credit limits and payment terms are established based on the underlying criteria that collectibility must be reasonably assured at the levels set for each customer. Extensive evaluations are performed on an ongoing basis throughout the fiscal year of each customer’s financial performance, cash generation, financing availability and liquidity status. Customers are reviewed at least annually, with more frequent reviews being performed, if necessary, based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses prior to shipping to those customers on credit. Customer terms and credit limits are adjusted, if necessary, to reflect the results of the review. Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring or purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

The following table summarizes Mattel’s allowance for doubtful accounts at December 31:

	2007	2006	2005
	(In millions, except percentage information)
Allowance for doubtful accounts	$21.5	$19.4	$24.6
As a percentage of total accounts receivable	2.1%	2.0%	3.1%

Mattel’s allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes. Changes in the allowance for doubtful accounts between December 31, 2007 and 2006 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is also affected by the time at which uncollectible accounts receivable balances are actually written off.

Mattel believes that its allowance for doubtful accounts at December 31, 2007 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts of $21.5 million, or 2.1% of accounts receivable, at December 31, 2007 may not be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.

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

In the toy industry, orders are subject to cancellation or change at any time prior to shipment since actual shipments of products ordered and order cancellation rates are affected by consumer acceptance of product lines, strength of competing products, marketing strategies of retailers, changes in buying patterns of both retailers and consumers and overall economic conditions. Unexpected changes in these factors could result in excess inventory in a particular product line, which would require management to record a valuation allowance on such inventory.

Mattel bases its production schedules for toy products on customer orders and forecasts, taking into account historical trends, results of market research and current market information. Mattel ships products in accordance with delivery schedules specified by its customers, who usually request delivery within three months. In anticipation of retail sales in the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of its fiscal year. These seasonal purchasing patterns and requisite production lead times cause risk to Mattel’s business associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase inventory valuation risk since Mattel’s inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

Additionally, current conditions in the domestic and global economies are uncertain. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts of the economy, including the economies in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth or contraction in the markets it serves and demand for its products, the prevailing economic uncertainties make estimates of future demand for product more difficult. Such economic changes may affect the sales of Mattel’s products and its corresponding inventory levels, which could potentially impact the valuation of its inventory.

At the end of each quarter, management within each business segment, Mattel Girls & Boys Brands US, Fisher-Price Brands US, American Girl Brands and International, performs a detailed review of its inventory on an item-by-item basis and identifies products that are believed to be impaired. Management assesses the need for, and the amount of, an obsolescence reserve based on the following factors:

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

The following table summarizes Mattel’s obsolescence reserve at December 31:

	2007	2006	2005
	(In millions, except percentage information)
Allowance for obsolescence	$51.7	$43.3	$60.5
As a percentage of total inventory	10.8%	10.1%	13.8%

The increase in the allowance for obsolescence from 2006 to 2007 was mainly due to a higher level of excess inventory in 2007. The decrease in the allowance for obsolescence from 2005 to 2006 was mainly due to the 2006 liquidation of excess inventory. Management believes that its allowance for obsolescence at December 31, 2007 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.

Recoverability of Goodwill and Nonamortizable Intangible Assets

SFAS No. 142 requires companies to test goodwill and nonamortizable intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment may have occurred. Management believes that the accounting estimate related to the recoverability of its goodwill and nonamortizable intangible assets is a “critical accounting estimate” because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income, goodwill, and other intangible assets.

The recoverability of goodwill involves a high degree of judgment since the first step of the impairment test required by SFAS No. 142 consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the fair value is more than the book value of the reporting unit, an impairment loss is not recognized. If an impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

SFAS No. 142 requires that goodwill be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands and International. Goodwill is allocated to Mattel’s reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. Mattel utilizes the fair value of the cash flows that the business can be expected to generate in the future (the “Income Approach”) when evaluating goodwill for impairment. The Income Approach valuation method requires Mattel to make projections of revenue, operating costs and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of its weighted average cost of capital to be used as a discount rate. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the SFAS No. 142 impairment model, which could significantly change the amount of any impairment ultimately recorded. As of September 30, 2007, Mattel performed the annual impairment test for goodwill as required by SFAS No. 142 and determined that its goodwill was not impaired since, for each of the reporting units, the fair value of the reporting unit exceeded its carrying amount during 2007, 2006, and 2005. There were no events or circumstances that indicated the impairment test should be performed again at December 31, 2007.

Testing nonamortizable intangible assets for impairment also involves a high degree of judgment due to the assumptions that underlie the valuation. Mattel evaluates nonamortizable intangible assets, including trademarks and trade names, for impairment by comparing the estimated fair values with the carrying values. The fair value is measured using a multi-period royalty savings method, which reflects the savings realized by owning the trademarks and trade names, and thus not having to pay a royalty fee to a third party. As of September 30, 2007, Mattel performed the annual impairment test for nonamortizable intangible assets as required by SFAS No. 142 and determined that its nonamortizable intangible assets were not impaired. There were no events or circumstances that indicated the impairment test should be performed again at December 31, 2007.

Sales Adjustments

Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized. Sales adjustments for such programs totaled $622.8 million, $507.9 million, and $444.5 million during 2007, 2006, and 2005, respectively.

The above-described programs primarily involve fixed amounts or percentages of sales to customers. Accruals for such programs are calculated based on an assessment of customers’ purchases and performance under the programs and any other specified factors. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends and information from customers. Management believes that the accruals recorded for customer programs at December 31, 2007 are adequate and proper.

Product Recalls and Withdrawals

Mattel establishes a reserve for product recalls and withdrawals on a product-specific basis when circumstances giving rise to the recall or withdrawal become known. Facts and circumstances related to the recall or withdrawal, including where the product affected by the recall or withdrawal is located (e.g., with consumers, in customers’ inventory, or in Mattel’s inventory), cost estimates for shipping and handling for returns, whether the product is repairable, cost estimates for communicating the recall or withdrawal to consumers and customers, and cost estimates for parts and labor if the recalled or withdrawn product is deemed to be repairable, are considered when establishing a product recall or withdrawal reserve. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall or withdrawal reserve is either not sufficient to cover or exceeds the estimated product recall or withdrawal expenses.

Significant changes in the assumptions used to develop estimates for product recall or withdrawal reserves could affect key financial measures, including accounts receivable, inventory, net sales, cost of sales, other selling and administrative expenses, and net income. In addition, estimating product recall or withdrawal reserves requires a high degree of judgment in areas such as estimating the portion of recalled or withdrawn products sold to end consumers and the portion held by retailers, return rates, shipping and handling for returns, the way in which affected products held by consumers may be remediated (e.g., through redeemable vouchers, or a repair kit being provided), and the costs of meeting regulatory requirements in various countries (e.g., public notification).

The following table summarizes Mattel’s reserves and reserve activity for the 2007 Product Recalls:

	2007 Reserve Charges	Reserves Used	Reserves at December 31, 2007
		(In thousands)
Impairment of inventory on hand	$3,849	$(3,849)	$—
Product returns / redemptions	60,887	(48,275)	12,612
Other	3,712	(1,352)	2,360

Total	$68,448	$(53,476)	$14,972

Mattel believes that its reserves for the 2007 Product Recalls at December 31, 2007 are adequate and proper. However, as described above, if the portions of inventory held at retailers and end consumers are different than estimated, return rates and shipping and handling for returns are higher than expected, or the costs of meeting regulatory requirements are higher than expected, then the reserves for the 2007 Product Recalls of $15.0 million at December 31, 2007 may not be sufficient to cover such losses.

Benefit Plan Assumptions

As discussed in Note 5 to the consolidated financial statements, Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. Mattel accounts for its defined benefit pension plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, SFAS No. 87, Employers’ Accounting for Pensions, and its other postretirement benefit plans in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. See Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Employee Benefit Plans.”

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

Management believes that these assumptions are “critical accounting estimates” because significant changes in these assumptions could impact Mattel’s results of operations and financial position. Management believes that the assumptions utilized to record its obligations under its plans are reasonable based on the plans’ experience and advice received from its outside actuaries. Mattel reviews its benefit plan assumptions annually and modifies its assumptions based on current rates and trends as appropriate. The effects of such changes in assumptions are amortized as part of plan income or expense in future periods in accordance with SFAS Nos. 87, 106 and 158.

At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. At December 31, 2007, Mattel determined the discount rate for its domestic benefit plans to be 6.2% as compared to 5.7% and 5.4% for 2006 and 2005, respectively. In estimating this rate, Mattel reviews rates of return on high-quality, corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, the increase in the discount rate from 5.7% to 6.2% will result in a decrease in benefit plan expense during 2008 of approximately $1.5 million.

The rate of future compensation increases used by Mattel for the benefit obligation of its domestic defined benefit pension plans averaged 3.8%, 4.0%, and 4.4% for 2007, 2006, and 2005, respectively, based on plan demographics. The rate of future compensation increases used by Mattel for the net periodic pension cost of its domestic defined benefit pension plans averaged 4.0% for 2007 and 4.4% for 2006 and 2005, based on plan demographics. These assumptions are reviewed annually based on historical salary increases for participants in the defined benefit pension plans. This assumption impacts the service and interest cost components of plan income or expense.

The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return for its domestic defined benefit pension plans was 8.0% in 2007, 2006, and 2005. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense during 2008 of approximately $3.0 million.

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 9.0% in 2007 to 5.0% in 2011, with rates assumed to stabilize in 2011 and thereafter, were used in determining plan expense for 2007. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2007, Mattel adjusted the health care cost trend rates for its other postretirement benefit plans to range from 8.0% in 2007 reducing to 5.0% in 2011, with rates assumed to stabilize in 2011 and thereafter. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would increase benefit plan expense during 2008 by approximately $0.7 million.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2007 by approximately $4.8 million and $(4.4) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2007 by approximately $0.3 million and $(0.3) million, respectively.

Share-Based Payments

Prior to January 1, 2006, Mattel accounted for its employee stock compensation plans based on the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, compensation expense is only recognized in the statements of operations for employee stock options with exercise prices below the measurement date market price of the company’s stock (see Item 8. “Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Share-Based Payments”). The amount of additional compensation expense that would have resulted if Mattel had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, was included as a pro forma disclosure in the financial statement footnotes.

Effective January 1, 2006, Mattel adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, using the modified-prospective transition method. Accordingly, results for prior periods have not been restated and compensation cost in 2006 and 2007 includes the portion of share-based payment awards attributable to employee service during the applicable period for (i) grants made prior to January 1, 2006, based on the measurement date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) grants made subsequent to January 1, 2006 based on the measurement date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Beginning January 1, 2006 and in connection with the adoption of SFAS No. 123(R), Mattel recognizes the cost of all new employee share-based payment awards on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures; whereas, prior to January 1, 2006, Mattel used the graded vesting attribution method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In accounting for the income tax benefits associated with employee exercises of share-based payments, Mattel has elected to adopt the alternative simplified method as permitted by FASB Staff Position (“FSP”) No. FAS 123(R)-3, Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 permits the adoption of either the transition guidance described in SFAS No. 123(R) or the alternative simplified method specified in FSP No. FAS 123(R)-3 to account for the income tax effects of share-based payment awards. In determining when additional tax benefits associated with share-based payment exercises are recognized, Mattel follows the ordering of deductions under the tax law, which allows deductions for share-based payment exercises to be utilized before previously existing net operating loss carryforwards. In computing dilutive shares under the treasury stock method, Mattel does not reduce the tax benefit amount within the calculation for the amount of deferred tax assets that would have been recognized had Mattel previously expensed all share-based payment awards.

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividends. The fair value of options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting. Management believes that these assumptions are “critical accounting estimates” because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income.

The following weighted average assumptions were used in determining the fair value of options granted:

	2007	2006	2005
Expected life (in years)	4.7	5.1	4.9
Risk-free interest rate	4.6%	4.9%	4.1%
Volatility factor	22.8%	28.0%	27.6%
Dividend yield	2.8%	2.8%	2.4%
Weighted average fair value per granted option	$4.76	$4.51	$4.56

The following table summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	1 year	8.0
Risk-free interest rate	1%	9.0
Volatility factor	1%	3.4
Dividend yield	1%	(13.0)

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	(1) year	(9.9)
Risk-free interest rate	(1)%	(8.8)
Volatility factor	(1)%	(3.6)
Dividend yield	(1)%	14.3

On December 28, 2005, the Compensation Committee of the Board of Directors of Mattel approved the acceleration of vesting of options for approximately 12.4 million shares with an exercise price of $16.09 or greater granted to employees other than Mattel’s Chairman and Chief Executive Officer. Options held by non-employee members of the Board of Directors were also excluded from the acceleration. The primary purpose of the accelerated vesting was to avoid recognizing future compensation expense associated with the accelerated stock options upon adoption of SFAS No. 123(R) in 2006. Additionally, for financial reporting purposes, there were other potential tax benefits derived from accelerating the vesting of outstanding stock options prior to the adoption of SFAS No. 123(R). Due to the acceleration of vesting in 2005, future share-based payment grants are expected to impact Mattel’s consolidated statements of operations more significantly than in the current period. For those future grants, different valuation assumptions, or actual forfeitures differing significantly from estimated forfeitures, could have a material effect on Mattel’s future financial statements.

Mattel recognized compensation expense of $7.4 million and $23.9 million for stock options during 2007 and 2006, respectively, as a component of other selling and administrative expenses. Stock option expense in 2006 included $19.3 million related to prior period unintentional stock option accounting errors. Prior to January 1, 2006, no compensation expense was recognized in the consolidated statements of operations for stock options. Compensation expense recognized related to grants of restricted stock and restricted stock units (“RSUs”) to certain employees and non-employee Board members was $14.8 million and $3.6 million in 2007 and 2006, respectively. As of December 31, 2007, total unrecognized compensation cost related to unvested share-based payments totaled $54.4 million and is expected to be recognized over a weighted-average period of 2.2 years.

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

Effective January 1, 2007, Mattel adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority.

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

Mattel records unrecognized tax benefits for US federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel’s measurement of its unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of current audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits are more-likely-than-not of being realized.

The 2007 income tax provision includes net benefits related to prior years of $42.0 million related to reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes.

In 2006, Mattel recognized total tax benefits of $63.0 million related to settlements and refunds of ongoing audits with foreign and state tax authorities. Of the $63.0 million of total tax benefit recorded, $57.5 million represents refunds of previously paid taxes, which was recorded as an expense in previous years. Accordingly, these refunds were recorded as a reduction to income tax expense in the period the refunds were received by Mattel. The remainder of the tax benefit recorded in 2006 is a net reduction to total income tax reserves resulting from tax settlements with foreign and state tax authorities.

In 2005, Mattel reduced its total income tax reserves by $38.6 million as a result of tax settlements reached with various tax authorities and reassessments of tax exposures based on the status of current audits in various jurisdictions around the world.

In the normal course of business, Mattel is regularly audited by federal, state, local, and foreign tax authorities. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for Mattel as of January 1, 2008. However, FSP FAS No. 157-2 delayed the adoption date until January 1, 2009 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Mattel does not expect the adoption of SFAS No. 157 to have a material effect on its operating results or financial position.

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

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS 141(R) (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions. Mattel has not completed its evaluation of SFAS No. 141(R), but does not expect the adoption of SFAS No. 141(R) to have a material effect on its operating results or financial position.

Non-GAAP Financial Measure

In this Annual Report on Form 10-K, Mattel includes a non-GAAP financial measure, gross sales, which it uses to analyze its operations and to monitor, assess and identify meaningful trends in its operating and financial performance. Net sales, as reported in the consolidated statements of operations, include the impact of sales adjustments, such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments and the 2007 Product Recalls. Consistent with its segment reporting, Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit, brand and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the detail of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with individual products.

A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:

	For the Year
	2007	2006	2005
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$1,445,028	$1,507,493	$1,364,922
Fisher-Price Brands US	1,511,055	1,471,604	1,358,562
American Girl Brands	431,510	439,970	436,085

Total Domestic	3,387,593	3,419,067	3,159,569
International	3,205,341	2,738,967	2,463,984

Gross sales	6,592,934	6,158,034	5,623,553
Sales adjustments	(622,844)	(507,878)	(444,537)

Net sales	$5,970,090	$5,650,156	$5,179,016

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Canadian dollar, Mexican peso, Hong Kong dollar, Indonesian rupiah, and Venezuela bolivar were the primary transactions that caused currency transaction exposure for Mattel during 2007, 2006, and 2005. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during 2007 were related to its net investment in entities having functional currencies denominated in the Euro, Mexican peso, Indonesian rupiah, British pound sterling, and Brazilian real.

Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2007 are shown in the following table. All contracts are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with a rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of US dollars)

Euro*	$300,793	1.45	$302,502	$359,304	1.38	$379,017
Canadian dollar*	—	—	—	59,860	0.95	63,294
British pound sterling*	—	—	—	19,709	1.98	19,725
Japanese yen	4,840	112.94	4,898	11,042	113.12	11,182
Australian dollar*	14,560	0.86	14,880	28,623	0.85	29,062
Swiss franc	19,257	1.15	19,556	—	—	—
Mexican peso	77,946	10.82	77,423	8,777	10.98	8,714
Indonesian rupiah	57,426	9,402	57,017	—	—	—
New Zealand dollar*	6,758	0.75	6,897	2,256	0.77	2,191
Czech koruna	—	—	—	737	18.14	733
Taiwan dollar	—	—	—	9,798	32.56	9,858
Singapore dollar	—	—	—	2,823	1.46	2,860
Hungarian forint	—	—	—	526	177.24	536
Polish zloty	—	—	—	12,639	2.51	12,818
New Turkish lira	—	—	—	3,709	1.18	3,704

	$481,580		$483,173	$519,803		$543,694

*	The weighted average contract rate for these contracts is quoted in US dollar per local currency.

For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2007. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2007. The differences between the fair value and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.

In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2007, these contracts had a contract amount of $67.3 million and a fair value of $66.4 million.

Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its income before income taxes would have increased by approximately $7 million in 2007 and decreased by approximately $1 million in 2006 and $3 million in 2005.

Interest Rate Risk

In December 2005, Mattel, MAPS, a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed a credit agreement (“the MAPS facility”) which provided for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008, and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest was charged at various rates selected by Mattel based on Eurodollar rates or bank reference rates. On December 15, 2006, in addition to the required payment of $50.0 million, MAPS prepaid an incremental $125.0 million of the MAPS term loan facility. The remaining $50.0 million principal amount, consisting of $14.3 million due on December 15, 2007 and $35.7 million due on December 9, 2008, was prepaid on January 16, 2007. As a result of such pre-payments, the MAPS term loan facility terminated in accordance with its terms, but the MAPS revolving loan facility remained in effect. On March 26, 2007, Mattel terminated the MAPS revolving loan facility. Mattel did not incur any early termination penalties in connection with the termination of the MAPS revolving loan facility.

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

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each with a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive loss. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

Interest Rate Sensitivity

An assumed 50 basis point movement in interest rates on Mattel’s variable rate borrowings would have had an immaterial impact on its results of operations for 2007.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Robert A. Eckert, its principal executive officer, and Kevin M. Farr, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mattel, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2007, Mattel, Inc. changed the manner in which it accounts for uncertain tax positions. Also, as discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2006, Mattel, Inc. changed the manner in which it accounts for stock compensation costs and the manner which it accounts for defined benefit pension and other postretirement plans.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Cont’d.)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Los Angeles, California

February 26, 2008

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS

Current Assets
Cash and equivalents	$901,148	$1,205,552
Accounts receivable, less allowances of $21.5 million and $19.4 million in 2007 and 2006, respectively	991,196	943,813
Inventories	428,710	383,149
Prepaid expenses and other current assets	271,882	317,624

Total current assets	2,592,936	2,850,138

Property, plant, and equipment, net	518,616	536,749
Goodwill	845,649	845,324
Other noncurrent assets	848,254	723,673

Total Assets	$4,805,455	$4,955,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term borrowings	$349,003	$—
Current portion of long-term debt	50,000	64,286
Accounts payable	441,145	375,882
Accrued liabilities	713,209	980,435
Income taxes payable	17,072	161,917

Total current liabilities	1,570,429	1,582,520

Noncurrent Liabilities
Long-term debt	550,000	635,714
Other	378,284	304,676

Total noncurrent liabilities	928,284	940,390

Commitments and Contingencies (See Note 9)

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,635,238	1,613,307
Treasury stock at cost; 80.0 million shares and 57.1 million shares in 2007 and 2006, respectively	(1,571,511)	(996,981)
Retained earnings	1,977,456	1,652,140
Accumulated other comprehensive loss	(175,810)	(276,861)

Total stockholders’ equity	2,306,742	2,432,974

Total Liabilities and Stockholders’ Equity	$4,805,455	$4,955,884

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	2007	2006	2005
	(In thousands, except per share amounts)
Net Sales	$5,970,090	$5,650,156	$5,179,016
Cost of sales	3,192,790	3,038,363	2,806,148

Gross Profit	2,777,300	2,611,793	2,372,868
Advertising and promotion expenses	708,768	650,975	629,115
Other selling and administrative expenses	1,338,454	1,232,000	1,079,224

Operating Income	730,078	728,818	664,529
Interest expense	70,974	79,853	76,490
Interest (income)	(33,305)	(30,468)	(34,211)
Other non-operating (income), net	(10,989)	(4,323)	(29,799)

Income Before Income Taxes	703,398	683,756	652,049
Provision for income taxes	103,405	90,829	235,030

Net Income	$599,993	$592,927	$417,019

Net Income Per Common Share—Basic	$1.56	$1.55	$1.02

Weighted average number of common shares	384,450	382,921	407,402

Net Income Per Common Share—Diluted	$1.54	$1.53	$1.01

Weighted average number of common and potential common shares	390,612	386,422	411,039

Dividends Declared Per Common Share	$0.75	$0.65	$0.50

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2007	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net income	$599,993	$592,927	$417,019
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on sale of investments	—	—	(32,831)
Net loss (gain) on sale of other property, plant, and equipment	2,790	(10,984)	(107)
Depreciation	160,790	166,328	170,772
Amortization	11,290	5,936	4,219
Deferred income taxes	23,034	(10,129)	106,350
Share-based compensation	22,163	27,546	197
Increase (decrease) from changes in assets and liabilities:
Accounts receivable, net	15,510	(103,882)	(12,680)
Inventories	(17,218)	38,071	32,872
Prepaid expenses and other current assets	41,859	(9,954)	1,524
Accounts payable, accrued liabilities, and income taxes payable	(311,941)	180,361	(223,335)
Other, net	12,262	(274)	2,677

Net cash flows from operating activities	560,532	875,946	466,677

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(68,275)	(69,335)	(74,690)
Purchases of other property, plant, and equipment	(78,358)	(64,106)	(62,441)
Proceeds from sale of investments	—	—	48,361
Payments for businesses acquired	(104,484)	(197,710)	(1,495)
Purchases of long-term investments	(35,000)	—	—
Proceeds from sale of other property, plant, and equipment	827	16,367	8,074

Net cash flows used for investing activities	(285,290)	(314,784)	(82,191)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	389,926	213,301	208,085
Payments of short-term borrowings	(43,665)	(332,285)	(119,395)
Proceeds from long-term debt	—	298,356	225,000
Payments of long-term debt	(100,000)	(225,000)	(189,130)
Purchase of treasury stock	(806,349)	(205,947)	(487,127)
Payment of dividends on common stock	(272,343)	(249,542)	(200,464)
Proceeds from exercise of stock options	222,561	116,901	28,426
Other, net	22,105	10,096	(2,712)

Net cash flows used for financing activities	(587,765)	(374,120)	(537,317)

Effect of Currency Exchange Rate Changes on Cash	8,119	20,776	(6,270)

(Decrease) Increase in Cash and Equivalents	(304,404)	207,818	(159,101)
Cash and Equivalents at Beginning of Year	1,205,552	997,734	1,156,835

Cash and Equivalents at End of Year	$901,148	$1,205,552	$997,734

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$173,617	$218,518	$220,317
Interest	70,195	79,508	80,501
Non-cash investing:
Asset write-downs	1,400	950	878

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2004	$441,369	$1,594,332	$(473,349)	$1,093,288	$(269,828)	$2,385,812
Comprehensive income:
Net income				417,019		417,019
Change in net unrealized gain on securities					(16,442)	(16,442)
Change in net unrealized gain on derivative instruments					29,252	29,252
Minimum pension liability adjustments					(7,243)	(7,243)
Currency translation adjustments					(38,767)	(38,767)

Comprehensive income				417,019	(33,200)	383,819
Purchase of treasury stock			(500,375)			(500,375)
Issuance of treasury stock for stock option exercises		(9,448)	37,874			28,426
Other issuance of treasury stock		2	48			50
Restricted stock and restricted stock units		106	91			197
Tax impact of stock option exercises		4,268				4,268
Dividends declared		21		(200,485)		(200,464)

Balance, December 31, 2005	441,369	1,589,281	(935,711)	1,309,822	(303,028)	2,101,733
Comprehensive income:
Net income				592,927		592,927
Change in net unrealized (loss) on derivative instruments					(10,787)	(10,787)
Minimum pension liability adjustments					21,465	21,465
Currency translation adjustments					69,632	69,632

Comprehensive income				592,927	80,310	673,237
Purchase of treasury stock			(192,749)			(192,749)
Issuance of treasury stock for stock option exercises		(12,049)	131,423			119,374
Other issuance of treasury stock		(5)	55			50
Share-based compensation		27,546				27,546
Tax impact of stock option exercises		8,522				8,522
Dividend equivalents for restricted stock units		12	1	(1,067)		(1,054)
Dividends declared				(249,542)		(249,542)
Adjustment for initial adoption of SFAS No.158					(54,143)	(54,143)

Balance, December 31, 2006	441,369	1,613,307	(996,981)	1,652,140	(276,861)	2,432,974
Comprehensive income:
Net income				599,993		599,993
Change in net unrealized (loss) on derivative instruments					(13,918)	(13,918)
Defined benefit pension plans, net prior service cost and net actuarial loss					28,316	28,316
Currency translation adjustments					86,653	86,653

Comprehensive income				599,993	101,051	701,044
Purchase of treasury stock			(806,349)			(806,349)
Issuance of treasury stock for stock option exercises		(5,395)	225,467			220,072
Other issuance of treasury stock		25	40			65
Restricted stock units		(275)	266			(9)
Deferred compensation			6,046			6,046
Share-based compensation		21,870				21,870
Tax impact of stock option exercises		5,706				5,706
Dividend equivalents for restricted stock units				(2,334)		(2,334)
Dividends declared				(272,343)		(272,343)

Balance, December 31, 2007	$441,369	$1,635,238	$(1,571,511)	$1,977,456	$(175,810)	$2,306,742

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

Foreign Currency Translation Exposure

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures are related to its net investment in entities having functional currencies denominated in the Euro, Mexican peso, Indonesian rupiah, British pound sterling, and Brazilian real.

Cash and Equivalents

Cash and equivalents include short-term investments, which are highly liquid investments with maturities of three months or less when purchased. Such investments are stated at cost, which approximates market value.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews performed as necessary, based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring or purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

Mattel records an allowance for doubtful accounts based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes.

Inventories

Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 40 years for buildings, 3 to 10 years for machinery and equipment, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies, and molds are amortized using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property, plant, and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any potential impairment identified is assessed by evaluating the operating performance and future undiscounted cash flows of the underlying assets. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is included in the results of operations.

Goodwill and Nonamortizable Intangible Assets

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands, and International. Mattel tests goodwill for impairment annually in the third quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, which is based on the fair value of the cash flows that the reporting units can be expected to generate in the future.

Mattel also tests its nonamortizable intangible assets, including trademarks and trade names, for impairment by comparing the estimated fair values of the nonamortizable intangible assets with the carrying values. Mattel tests nonamortizable intangible assets annually in the third quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The fair value of trademark and trade name intangibles is measured using a multi-period royalty savings method, which reflects the savings realized by owning the trademarks and trade names, and thus not having to pay a royalty fee to a third party.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating income, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory purchase transactions denominated in the Euro, British pound sterling, Canadian dollar, Mexican peso, Hong Kong dollar, Indonesian rupiah, and Venezuela bolivar are the primary transactions that cause foreign currency transaction exposure for Mattel.

Derivative Instruments

Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. Additionally, Mattel uses fair value hedges to hedge intercompany loans and advances denominated in foreign currencies.

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

Changes in fair value of Mattel’s cash flow hedge derivatives are deferred and recorded as part of accumulated other comprehensive loss in stockholders’ equity until the underlying transaction affects earnings. In the event that an anticipated transaction is no longer likely to occur, Mattel recognizes the change in fair value of the derivative in its results of operations in the period the determination is made.

Mattel uses fair value derivatives to hedge most intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts. Changes in fair value of these derivatives were not significant to the results of operations during any year.

Revenue Recognition and Sales Adjustments

Revenue is recognized upon shipment or upon receipt of products by the customer, depending on terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, Mattel does not recognize revenue until collection occurs. Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. The costs of these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized.

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

Product Recalls and Withdrawals

Mattel establishes a reserve for product recalls and withdrawals on a product-specific basis when circumstances giving rise to the recall or withdrawal become known. Facts and circumstances related to the recall or withdrawal, including where the product affected by the recall or withdrawal is located (e.g., with consumers, in customers’ inventory, or in Mattel’s inventory), cost estimates for shipping and handling for returns, whether the product is repairable, cost estimates for communicating the recall or withdrawal to consumers and customers, and cost estimates for parts and labor if the recalled or withdrawn product is deemed to be repairable, are considered when establishing a product recall or withdrawal reserve. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall or withdrawal reserve is either not sufficient to cover or exceeds the estimated product recall or withdrawal expenses (see “Note 4 to the Consolidated Financial Statements—Product Recalls and Withdrawals”).

Design and Development Costs

Product design and development costs are charged to the results of operations as incurred.

Employee Benefit Plans

Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. Mattel accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, SFAS No. 87, Employers’ Accounting for Pensions, and its other postretirement benefit plans in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Mattel adopted SFAS No. 158 in 2006. Actuarial valuations are used in determining amounts recognized in the financial statements for retirement and other postretirement benefit plans (see “Note 5 to the Consolidated Financial Statements—Employee Benefit Plans”).

Share-Based Payments

Prior to January 1, 2006, Mattel accounted for its employee stock compensation plans based on the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, compensation expense is only recognized in the statements of operations for employee stock options with exercise prices below the measurement date market price of the company’s stock (see “Note 8 to the Consolidated Financial Statements—Share-Based Payments”). The amount of additional compensation expense that would have resulted if Mattel had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, was included as a pro forma disclosure in the financial statement footnotes.

Effective January 1, 2006, Mattel adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, using the modified-prospective transition method. Accordingly, results for prior periods have not been restated and compensation cost in 2006 and 2007 includes the portion of share-based payment awards attributable to employee service during the applicable period for (i) grants made prior to January 1, 2006, based on the measurement date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) grants made subsequent to January 1, 2006 based on the measurement date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Beginning January 1, 2006 and in connection with the adoption of SFAS No. 123(R), Mattel recognizes the cost of all new employee share-based payment awards on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures; whereas, prior to January 1, 2006, Mattel used the graded vesting attribution method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In accounting for the income tax benefits associated with employee exercises of share-based payments, Mattel has elected to adopt the alternative simplified method as permitted by FASB Staff Position (“FSP”) No. FAS 123(R)-3, Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 permits the adoption of either the transition guidance described in SFAS No. 123(R) or the alternative simplified method specified in FSP No. FAS 123(R)-3 to account for the income tax effects of share-based payment awards. In determining when additional tax benefits associated with share-based payment exercises are recognized, Mattel follows the ordering of deductions under the tax law, which allows deductions for share-based payment exercises to be utilized before previously existing net operating loss carryforwards. In computing dilutive shares under the treasury stock method, Mattel does not reduce the tax benefit amount within the calculation for the amount of deferred tax assets that would have been recognized had Mattel previously expensed all share-based payment awards.

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividends. The fair value of options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting.

The following weighted average assumptions were used in determining the fair value of options granted:

	2007	2006	2005
Expected life (in years)	4.7	5.1	4.9
Risk-free interest rate	4.6%	4.9%	4.1%
Volatility factor	22.8%	28.0%	27.6%
Dividend yield	2.8%	2.8%	2.4%
Weighted average fair value per granted option	$4.76	$4.51	$4.56

On December 28, 2005, the Compensation Committee of the Board of Directors of Mattel approved the acceleration of vesting of all outstanding unvested stock options with an exercise price of $16.09 or greater granted to employees other than Robert A. Eckert, Mattel’s Chairman and Chief Executive Officer, under the Amended and Restated Mattel 1996 Stock Option Plan, the Amended and Restated Mattel 1999 Stock Option Plan and the Mattel, Inc. 2005 Equity Compensation Plan (collectively, the “Stock Option Plans”). Options held by non-employee members of the Board of Directors were also excluded from the acceleration. The effective date of the acceleration was December 28, 2005; on such date, the closing price of Mattel’s common stock on the New York Stock Exchange was $15.95 per share. The options as to which vesting was accelerated have exercise prices per share ranging from $16.09 to $22.52, and a weighted average exercise price per share of $18.34. As a result of the acceleration, options for approximately 12.4 million shares became immediately exercisable. Typically, stock options granted to employees under the Stock Option Plans vest over a three-year period. The number of shares subject to, and exercise prices of, the options as to which vesting was accelerated were not modified.

With regard to the accelerated options held by Mattel’s executive officers who report directly to Mr. Eckert, Mattel imposed a restriction consisting of a holding period on shares underlying the portion of such options as to which vesting was accelerated. Pursuant to this restriction, each such executive officer is required to refrain from selling any shares acquired upon exercise of any portion of such options that was accelerated, until the earlier of (a) the date on which the portion of the option being exercised by such executive officer would have become vested pursuant to the option’s original vesting schedule, or (b) the date on which such executive officer ceases to be an executive officer of Mattel. The primary purpose of the accelerated vesting was to avoid recognizing future compensation expense associated with the accelerated stock options upon adoption of SFAS No. 123(R) by Mattel in 2006. Additionally, for financial reporting purposes, there were other potential tax benefits derived from accelerating the vesting of outstanding stock options prior to the adoption of SFAS No. 123(R).

Mattel recognized compensation expense of $7.4 million and $23.9 million for stock options during 2007 and 2006, respectively, as a component of other selling and administrative expenses. Stock option expense in 2006 included $19.3 million related to prior period unintentional stock option accounting errors (see “Note 8 to the Consolidated Financial Statements—Share-Based Payments”). Prior to January 1, 2006, no compensation expense was recognized in the consolidated statements of operations for stock options. Compensation expense recognized related to grants of restricted stock and restricted stock units (“RSUs”) to certain employees and non-employee Board members was $14.8 million and $3.6 million in 2007 and 2006, respectively. As of December 31, 2007, total unrecognized compensation cost related to unvested share-based payments totaled $54.4 million and is expected to be recognized over a weighted-average period of 2.2 years.

Income Taxes

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, applying enacted statutory income tax rates in effect for the year in which the differences are expected to reverse.

Effective January 1, 2007, Mattel adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority.

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

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common and potential common shares outstanding during each period. The calculation of potential common shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices, as applicable. Nonqualified stock options totaling 3.2 million, 22.0 million, and 27.6 million were excluded from the calculation of diluted net income per common share for 2007, 2006, and 2005, respectively, because they were anti-dilutive.

A reconciliation of weighted average shares for the years ended December 31 is as follows:

	2007	2006	2005
	(In thousands)
Common shares	384,450	382,921	407,402
Effect of dilutive securities:
Stock options and restricted stock	6,162	3,501	3,637

Common and potential common shares	390,612	386,422	411,039

New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for Mattel as of January 1, 2008. However, FSP FAS No. 157-2 delayed the adoption date until January 1, 2009 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Mattel does not expect the adoption of SFAS No. 157 to have a material effect on its operating results or financial position.

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

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS 141(R) (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions. Mattel has not completed its evaluation of SFAS No. 141(R), but does not expect the adoption of SFAS No. 141(R) to have a material effect on its operating results or financial position.

Note 2—Goodwill and Other Intangibles

The change in the carrying amount of goodwill by reporting unit for 2007 and 2006 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

	Mattel Girls Brands US Division	Mattel Boys Brands US Division	Fisher-Price Brands US	American Girl Brands	International	Total
	(In thousands)
Balance at December 31, 2005	$34,003	$54,134	$216,455	$207,571	$205,906	$718,069
Radica acquisition	—	71,726	—	—	35,858	107,584
Impact of currency exchange rate changes	4,275	333	836	—	14,227	19,671

Balance at December 31, 2006	38,278	126,193	217,291	207,571	255,991	845,324
Radica acquisition	—	(1,760)	—	—	(880)	(2,640)
Impact of currency exchange rate changes	473	36	92	—	2,364	2,965

Balance at December 31, 2007	$38,751	$124,469	$217,383	$207,571	$257,475	$845,649

Identifiable intangibles include the following:

	December 31,
	2007	2006
	(In thousands)
Identifiable intangibles (net of amortization of $52.0 million and $42.7 million in 2007 and 2006, respectively)	$70,628	$55,193
Nonamortizable identifiable intangibles	128,382	15,400

	$199,010	$70,593

In 2007, Mattel performed the annual impairment tests required by SFAS No. 142 and determined that its goodwill and nonamortizable intangible assets were not impaired.

On August 16, 2007, Mattel acquired the rights to manufacture, distribute and market several game properties, including Apples to Apples®, Snorta®, and Blink® for $25.3 million, including acquisition costs.

On May 23, 2007, Mattel acquired Origin Products Limited (“Origin”), which owns the Polly Pocket® trademark and trade name rights, for $79.1 million in cash, including acquisition costs. Prior to the acquisition, Mattel had exclusive rights to manufacture, design and distribute Polly Pocket® products. In connection with the acquisition of Origin, Mattel recorded nonamortizable intangible assets totaling $113.0 million, including the $79.1 million for the purchase price and acquisition costs, along with related deferred tax liabilities.

On October 3, 2006, Mattel completed its acquisition of Radica Games Limited (“Radica”) for net cash paid of $196.4 million, which includes the purchase price and acquisition costs of $235.1 million, net of cash acquired of $38.7 million. Radica manufactures and markets a diverse line of electronic entertainment products including electronic games carrying the Radica, 20Q™, Cube World™, and Play TV® brand names and youth electronics carrying the Girl Tech® brand name. Under the Agreement and Plan of Amalgamation (the “Amalgamation Agreement”) between Radica and certain of Mattel’s wholly owned subsidiaries, shareholders of Radica received $11.55 in cash for each share of Radica common stock at the effective time of the amalgamation. Mattel, Inc. is a party to the Amalgamation Agreement solely as a guarantor of the obligations of its subsidiaries under the Amalgamation Agreement. Mattel’s acquisition of Radica is intended to maximize and combine the core competencies of each company, as well as provide growth opportunities internationally and for existing brands like Barbie®, Hot Wheels®, and Fisher-Price®.

Note 3—Income Taxes

Consolidated pre-tax income consists of the following:

	For the Year
	2007	2006	2005
	(In thousands)
US operations	$14,745	$33,985	$27,990
Foreign operations	688,653	649,771	624,059

	$703,398	$683,756	$652,049

The provision for current and deferred income taxes consists of the following:

	For the Year
	2007	2006	2005
	(In thousands)
Current
Federal	$(36,626)	$25,483	$20,844
State	(1,143)	(5,294)	5,989
Foreign	118,140	80,769	101,847

	80,371	100,958	128,680

Deferred
Federal	3,055	4,635	82,816
State	11,039	(2,185)	11,410
Foreign	8,940	(12,579)	12,124

	23,034	(10,129)	106,350

Provision for income taxes	$103,405	$90,829	$235,030

Deferred income taxes are provided principally for tax credit carryforwards, research and development expenses, net operating loss carryforwards, employee compensation-related expenses and certain other reserves that are recognized in different years for financial reporting and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are comprised of the following:

	December 31,
	2007	2006
	(In thousands)
Tax credit carryforwards	$242,174	$228,085
Research and development expenses	193,104	184,508
Loss carryforwards	87,447	133,752
Allowances and reserves	91,170	95,189
Deferred compensation	66,035	68,097
Intangible assets	8,635	29,714
Other	58,030	64,007

Gross deferred income tax assets	746,595	803,352

Intangible assets	(69,699)	(36,382)
Other	(16,414)	(15,820)

Gross deferred income tax liabilities	(86,113)	(52,202)

Deferred income tax asset valuation allowances	(164,553)	(185,459)

Net deferred income tax assets	$495,929	$565,691

Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31,
	2007	2006
	(In thousands)
Prepaid expenses and other current assets	$69,872	$72,406
Other noncurrent assets	467,531	503,168
Current liabilities	(1,121)	(1,148)
Other noncurrent liabilities	(40,353)	(8,735)

	$495,929	$565,691

As of December 31, 2007, Mattel has federal and foreign loss carryforwards totaling $271.5 million and tax credit carryforwards of $242.2 million. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforwards	Tax Credit Carryforwards
	(In millions)
2008 – 2012	$58.5	$136.9
Thereafter	137.4	97.0
No expiration date	75.6	8.3

Total	$271.5	$242.2

Management considered all available evidence and determined that a valuation allowance of $164.6 million was required as of December 31, 2007 for those loss and tax credit carryforwards that are not expected to provide future tax benefits. Changes in the valuation allowance for 2007 include increases in the valuation allowance for 2007 foreign losses without benefits, and a decrease in the valuation allowance for loss carryforwards that were utilized and those that expired and were written off. Management believes it is more-likely-than-not that Mattel will generate sufficient taxable income in the appropriate future periods to realize the benefit of the remaining net deferred income tax assets of $495.9 million.

Differences between the provision for income taxes at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year
	2007	2006	2005
	(In thousands)
Provision at US federal statutory rates	$246,189	$239,315	$228,217
Increase (decrease) resulting from:
Foreign earnings taxed at different rates, including withholding taxes	(122,916)	(104,846)	(70,942)
Foreign losses without income tax benefit	15,581	15,738	10,110
State and local taxes, net of US federal benefit	3,263	1,314	583
Repatriation of foreign earnings under the Jobs Act, including state taxes	—	—	107,010
Adjustments to previously accrued taxes	(42,008)	(63,016)	(38,572)
Other	3,296	2,324	(1,376)

Provision for income taxes	$103,405	$90,829	$235,030

Effective January 1, 2007, Mattel adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before benefits are recognized in the financial statements. In accordance with FIN 48, Mattel first determines whether it is more-likely-than-not (a greater than

50 percent likelihood) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, Mattel presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. For tax positions that meet the more-likely-than-not recognition threshold, Mattel measures the amount of benefit recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits are more-likely-than-not of being realized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies.

Mattel records unrecognized tax benefits for US federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel’s measurement of its unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of current audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments.

A reconciliation of unrecognized tax benefits from January 1, 2007 to December 31, 2007 follows:

2007
(In millions)
Unrecognized tax benefits at January 1, 2007	$122.0
Increases for positions taken in current year	17.4
Increases for positions taken in a prior year (a)	9.6
Decreases for positions taken in a prior year (a)	(44.1)
Decreases for settlements with taxing authorities	(27.1)
Decreases for lapses in the applicable statute of limitations	(1.8)

Unrecognized tax benefits at December 31, 2007	$76.0

(a)	In 2007, Mattel recognized tax benefits of $47.3 million as a result of reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements. A portion of these 2007 tax benefits relate to changes in previously unrecognized tax benefits and are reflected in the above table as decreases for positions taken in a prior year and increases for positions taken in a prior year. The remaining portion of the tax benefits recognized in 2007 relate to changes in gross deferred income tax assets and the related valuation allowances on items such as loss carryforwards and foreign tax credits as well as refunds of previously paid taxes recorded as an expense in prior years. Mattel recognized these changes to unrecognized tax benefits, changes to deferred tax assets, and the refunds of previously paid taxes in the first financial reporting period in which information was available indicating that such benefits were more-likely-than-not of being realized.

Of the $76.0 million of unrecognized tax benefits as of December 31, 2007, $57.4 million would impact the effective tax rate if recognized.

During 2007, Mattel recognized $5.5 million of interest and penalties related to unrecognized tax benefits, of which $0.7 million was an increase to goodwill. As of December 31, 2007, Mattel had accrued $15.9 million in interest and penalties related to unrecognized tax benefits. Of this balance, $7.4 million would impact the effective tax rate if recognized.

In the normal course of business, Mattel is regularly audited by federal, state, local, and foreign tax authorities. The Internal Revenue Service (“IRS”) completed its audit of Mattel’s 2004 and 2005 federal income tax returns and a binding closing agreement was signed on January 30, 2008. The IRS is expected to begin its audit of Mattel’s 2006 and 2007 federal income tax returns in 2008. Mattel files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2003 through 2007 tax years, New York for the 1998 through 2007 tax years, and Wisconsin for the 2004 through 2007 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including Hong Kong, the Netherlands, and Mexico for the 2002 through 2007 tax years. Significant changes in unrecognized tax benefits are not expected during the next twelve months.

In 2007, income was positively impacted by net tax benefits of $42.0 million. Mattel recognized tax benefits of $47.3 million as a result of reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements. Mattel also recognized tax expense of $5.3 million related to enacted New York tax law changes.

In 2006, Mattel recognized total tax benefits of $63.0 million related to settlements and refunds of ongoing audits with foreign and state tax authorities. Of the $63.0 million of total tax benefits recorded, $57.5 million represents refunds of previously paid taxes, which was recorded as an expense in previous years. Accordingly, these refunds were recorded as a reduction to income tax expense in the period the refunds were received by Mattel. The remainder of the tax benefit recorded in 2006 is a net reduction to total income tax reserves resulting from tax settlements with foreign and state tax authorities.

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

The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to permanently invest and upon which no deferred US income taxes have been provided is $2.5 billion as of December 31, 2007. The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed.

Accounting principles generally accepted in the United States of America require that tax benefits related to the exercise of nonqualified stock options and stock warrants be credited to additional paid-in-capital. The exercise of nonqualified stock options resulted in an increase in additional paid-in-capital for related income tax benefits totaling $5.7 million in 2007 and $8.5 million in 2006.

Note 4—Product Recalls and Withdrawals

During the third quarter of 2007, Mattel recalled products with high-powered magnets that may become dislodged and other products, some of which were produced using non-approved paint containing lead in excess of applicable regulatory and Mattel standards (collectively, the “Third Quarter of 2007 Recalls”). Additional products were recalled, withdrawn from retail stores, or replaced at the request of consumers in the fourth quarter of 2007 as a result of small parts separating from a product, some instances of paint containing lead in excess of applicable regulatory standards in another product, and the presence of lead in the substrate in excess of an Illinois regulatory standard in other products (collectively, along with the Third Quarter of 2007 Recalls, the “2007 Product Recalls”).

As a result of the Third Quarter of 2007 Recalls, Mattel intentionally slowed down its shipments out of Asia while it conducted extensive product testing in the third quarter of 2007. Also, export licenses at several manufacturing facilities in China were temporarily suspended in September 2007 while safety procedures were reviewed, but all licenses were in place at December 31, 2007. Mattel’s ability to import products into certain countries was also temporarily impacted by product recalls as certain countries and regulatory authorities reviewed Mattel’s safety procedures; however, these import and export issues were largely resolved early in the fourth quarter of 2007 and did not have a significant financial impact on Mattel’s 2007 results.

The third quarter of 2007 recall of products with high-powered magnets was a recall of older toys that do not meet Mattel’s current magnet retention system requirements. Since November 2006, when Mattel conducted its first voluntary recall for magnetic toys, Mattel has implemented enhanced magnet retention systems across all of its brands.

In July 2007, Mattel determined that certain products, manufactured by a third-party contract manufacturer in China, were produced using non-approved paint containing lead in excess of applicable regulatory standards. As a result, and also in July 2007, Mattel launched an investigation and expanded its testing programs to ensure that painted finished goods, at third-party contract manufacturers as well as facilities operated by Mattel, are systematically tested prior to being shipped to customers.

During 2007, Mattel reversed sales associated with the 2007 Product Recalls, recorded impairment charges for affected inventory, and accrued other recall-related costs. These recall charges resulted in a total reduction to operating income of $68.4 million for 2007, and were based on estimates associated with the expected levels of affected product at retail and historical consumer return rates.

The following table summarizes Mattel’s reserves and reserve activity for the 2007 Product Recalls:

	2007 Reserve Charges	Reserves Used	Reserves at December 31, 2007
	(In thousands)
Impairment of inventory on hand	$3,849	$(3,849)	$—
Product returns / redemptions	60,887	(48,275)	12,612
Other	3,712	(1,352)	2,360

Total	$68,448	$(53,476)	$14,972

Mattel estimates that it has also incurred incremental period costs for legal fees, recall advertisements, and recall administration around the world of approximately $42 million during 2007.

Although management is not aware of any additional significant issues associated with lead in paints used on, or lead in substrate used in, its products, there can be no assurance that additional issues will not be identified in the future. Mattel believes that it has some of the most rigorous quality and safety testing procedures in the toy industry. Management also believes that Mattel’s history of acting responsibly and quickly will maintain the trust of its customers and consumers. However, the 2007 Product Recalls may have a negative impact on both customer and consumer demand for Mattel’s products in the future.

Note 5—Employee Benefit Plans

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

A summary of retirement plan expense is as follows:

	For the Year
	2007	2006	2005
	(In millions)
Defined benefit pension plans	$22.2	$21.7	$22.2
Defined contribution retirement plans	34.5	30.3	29.9
Postretirement benefit plans	3.8	3.7	4.9
Deferred compensation and excess benefit plans	3.6	4.5	3.2

	$64.1	$60.2	$60.2

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

Adoption of SFAS No. 158

In 2006, Mattel adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), which resulted in an increase to noncurrent assets of $26.7 million, an increase to noncurrent liabilities of $80.8 million, and a reduction to stockholders’ equity of $54.1 million at December 31, 2006. SFAS No. 158 requires an entity to (i) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (ii) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (iii) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS No. 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement requirements associated with postretirement benefit plan accounting. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is consistent with Mattel’s current accounting treatment. Retrospective application of SFAS No. 158 was not permitted and accordingly, results for the prior periods were not restated.

A summary of the components of Mattel’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 are as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2007	2006	2005	2007	2006	2005
	(In thousands)
Net periodic benefit cost
Service cost	$12,305	$12,110	$10,016	$99	$106	$119
Interest cost	25,327	24,234	23,117	2,832	2,690	3,245
Expected return on plan assets	(25,539)	(25,804)	(23,889)	—	—	—
Amortization of prior service cost	1,919	1,933	1,920	—	—	—
Recognized actuarial loss	8,139	9,205	10,993	846	918	1,507

Net periodic benefit cost	$22,151	$21,678	$22,157	$3,777	$3,714	$4,871

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net gain	$(40,274)	N/A	N/A	$(2,704)	N/A	N/A
Prior service cost (credit)	(124)	N/A	N/A	—	N/A	N/A
Amortization of prior service cost	(1,919)	N/A	N/A	—	N/A	N/A

Total recognized in other comprehensive income (a)	$(42,317)	N/A	N/A	$(2,704)	N/A	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$(20,166)	N/A	N/A	$1,073	N/A	N/A

(a)	Amounts exclude related tax benefits of $16.7 million during 2007, which is also included in other comprehensive income.

N/A	Not applicable for 2006 or 2005 due to the adoption of SFAS No. 158 at December 31, 2006.

Net periodic benefit cost for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year
	2007	2006	2005

Defined benefit pension plans:
Discount rate	5.7%	5.4%	5.7%
Weighted average rate of future compensation increases	4.0%	4.4%	4.4%
Long-term rate of return on plan assets	8.0%	8.0%	8.0%

Postretirement benefit plans:
Discount rate	5.7%	5.4%	5.7%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%

Health care cost trend rate:
Pre-65	9.0%	9.0%	10.0%
Post-65	11.0%	10.0%	11.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2011	2010	2010
Post-65	2013	2011	2011

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

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $9.8 million. The estimated net loss for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net period benefit cost over the next fiscal year is $0.8 million.

Mattel used a measurement date of December 31, 2007 to determine pension and other postretirement benefit measurements for the pension plans and other postretirement benefit plans. A summary of the changes in benefit obligation and plans assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2007	2006	2007	2006
	(In thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$462,386	$466,453	$50,046	$59,938
Service cost	12,305	12,110	99	106
Interest cost	25,327	24,234	2,832	2,690
Participant contributions	61	56	—	—
Plan amendments	—	423	—	—
Impact of currency exchange rate changes	3,114	12,093	—	—
Actuarial gain	(37,205)	(28,743)	(1,857)	(9,625)
Benefits paid	(24,003)	(24,240)	(2,953)	(3,063)

Benefit obligation, end of year	$441,985	$462,386	$48,167	$50,046

Change in Plan Assets
Plan assets at fair value, beginning of year	$325,763	$296,564	$—	$—
Actual return on plan assets	16,787	31,979	—	—
Employer contributions	10,975	14,212	2,953	3,063
Participant contributions	61	56	—	—
Impact of currency exchange rate changes	780	7,192	—	—
Benefits paid	(24,003)	(24,240)	(2,953)	(3,063)

Plan assets at fair value, end of year	$330,363	$325,763	$—	$—

Net Amount Recognized in Consolidated Balance Sheets
Funded status, end of year	$(111,622)	$(136,623)	$(48,167)	$(50,046)

Current accrued benefit liability	(6,844)	(6,454)	(3,900)	(3,631)
Noncurrent accrued benefit liability	(104,778)	(130,169)	(44,267)	(46,415)

Total accrued benefit liability	$(111,622)	$(136,623)	$(48,167)	$(50,046)

Amounts recognized in Accumulated Other Comprehensive Loss (a)
Net loss	$97,590	$137,864	$10,723	$13,427
Prior service cost	8,412	10,455	—	—

	$106,002	$148,319	$10,723	$13,427

(a)	Amounts exclude related tax benefits of $43.7 million and $60.4 million for December 31, 2007 and 2006, respectively, which are also included in accumulated other comprehensive loss.

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of December 31, 2007 and 2006 totaled $415.8 million and $435.9 million, respectively. With the exception of the Fisher-Price Pension Plan, which has plan assets of $265.8 million, an accumulated benefit obligation of $256.4 million, and a projected benefit obligation of $269.6 million, Mattel does not have any other defined benefit pension plans for which the plan assets exceed the accumulated benefit obligation.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31,
	2007	2006

Defined benefit pension plans:
Discount rate	6.2%	5.7%
Weighted average rate of future compensation increases	3.8%	4.0%

Postretirement benefit plans:
Discount rate	6.2%	5.7%
Annual increase in Medicare Part B premium	6.0%	6.0%
Health care cost trend rate:
Pre-65	8.0%	9.0%
Post-65	10.0%	11.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2011	2011
Post-65	2013	2013

The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans Before Subsidy	Benefit of Medicare Part D Subsidy
	(In thousands)
2008	$23,313	$4,500	$(400)
2009	22,765	4,200	(300)
2010	22,099	4,400	(400)
2011	22,578	4,500	(400)
2012	23,955	4,500	(400)
2013 - 2017	134,142	20,900	(1,700)

Mattel expects to make cash contributions totaling approximately $14 million to its defined benefit pension and postretirement benefit plans in 2008, including approximately $7 million for benefit payments for its unfunded plans.

Mattel’s domestic defined benefit pension plan assets are comprised of the following:

	December 31,
	2007	2006
Equity securities	71%	75%
Debt securities	28	23
Cash	1	2

	100%	100%

Mattel periodically commissions a study of the plans’ assets and liabilities to determine an asset allocation that would best match cash flows from the plans’ assets to expected benefit payments. The percentage allocation of plan assets as of December 31, 2007 approximates the target allocation of such assets. The Administrative Committee, which includes Mattel’s Treasurer, monitors the returns earned by the plans’ assets and reallocates investments as needed. Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 8.0% as of December 31, 2007 is reasonable based on historical returns, and based on the fact that the actual return on market value of plan assets has been approximately 9% over the last ten years.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2007 by approximately $4.8 million and $(4.4) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2007 by approximately $0.3 million and $(0.3) million, respectively.

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

Deferred Compensation and Excess Benefit Plans

Mattel has a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earns various rates of return. The liability for these plans as of December 31, 2007 and 2006 was $49.2 million and $50.6 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $64.5 million and $62.5 million as of December 31, 2007 and 2006, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.

Incentive Compensation Plans

Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and subject to certain approvals of the Compensation Committee of the Board of Directors. For 2007, 2006, and 2005, $73.5 million, $93.7 million, and $22.0 million, respectively, was charged to expense for awards under these plans.

The Mattel 2003 Long-Term Incentive Plan (“LTIP”) was approved by Mattel’s stockholders in May 2003. The LTIP is intended to motivate and retain key executives of Mattel who regularly and directly make or influence decisions that affect the medium- and long-term success of Mattel. The LTIP, which became effective as of January 1, 2003, replaced a prior long-term incentive plan that was approved in June 1999 . When Mattel put the LTIP in place in 2003, the intention at that time was to use four-year performance cycles, with two overlapping cycles outstanding at any given time. Beginning with the 2005 through 2007 performance cycle, Mattel transitioned to using successive three-year cycles with no overlap. Thus, the last four-year cycle was the 2003 through 2006 performance cycle. Under both LTIP cycles, cumulative financial performance is measured against annually escalating operating result targets using a net operating profit after taxes less capital charge calculation. Because the performance targets escalate each year, reaching the cumulative targets becomes increasingly difficult if the performance targets are not met in the earlier periods. Awards are based upon the financial performance of Mattel during a specified performance period and are settled in cash or unrestricted or restricted common stock of Mattel. During 2005 and 2006, Mattel had two LTIP performance cycles in place: (i) a January 1, 2003—December 31, 2006 performance cycle under the LTIP, which was established by the Compensation Committee of Mattel’s Board of Directors in March 2003, and (ii) a January 1, 2005—December 31, 2007 performance cycle under the LTIP, which was established by the Compensation Committee of Mattel’s Board of Directors in March 2005.

No amounts were charged to expense relating to the January 1, 2003—December 31, 2006 LTIP performance cycle during 2005 or 2006 because Mattel determined that, based on its financial performance in the early periods of the cycle, the likelihood that payments would be made under this performance cycle was not probable. Ultimately, actual performance under this cycle through the end of 2006 did not meet the threshold level, and accordingly no payments were made.

No amounts were charged to expense relating to the January 1, 2005—December 31, 2007 LTIP performance cycle during 2005 because, at that time, Mattel determined that the likelihood that payments would be made under this performance cycle was not probable. The 2005 through 2007 cumulative target is based on the accumulation of annual operating results adjusted for taxes and a capital charge. Mattel’s 2005 actual operating results were below the 2005 performance threshold at the minimum payment level. At the time Mattel filed its 2005 Form 10-K, information was not available and known to Mattel that would indicate that its 2006 and 2007 operating results would improve sufficiently to exceed the escalating targets in the remaining years. However, at December 31, 2006, considering Mattel’s actual cumulative performance during 2005 and 2006 and expectations for 2007, Mattel determined that the likelihood of payments being made for the 2005 through 2007 LTIP performance cycle was probable, and $14.8 million was charged to expense in 2006. During 2007, an additional $10.1 million was charged to expense for a cumulative total of $24.9 million relating to the January 1, 2005—December 31, 2007 LTIP performance cycle.

Note 6—Seasonal Financing and Debt

Seasonal Financing

Mattel maintains and periodically amends or replaces a $1.3 billion domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect expires on March 23, 2010 and interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios.

Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2007. As of December 31, 2007, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.35 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 13.33 to 1 (compared to a minimum allowed of 3.50 to 1).

The domestic unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the domestic unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

In December 2005, Mattel, Mattel Asia Pacific Sourcing Limited (“MAPS”), a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed a credit agreement (“the MAPS facility”) which provided for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008, and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest was charged at various rates selected by Mattel based on Eurodollar rates or bank reference rates. On December 15, 2006, in addition to the required payment of $50.0 million, MAPS prepaid an incremental $125.0 million of the MAPS term loan facility. The remaining $50.0 million principal amount, consisting of $14.3 million due on December 15, 2007 and $35.7 million due on December 9, 2008, was prepaid on January 16, 2007. As a result of such pre-payments, the MAPS term loan facility terminated in accordance with its terms, but the MAPS revolving loan facility remained in effect. On March 26, 2007, Mattel terminated the MAPS revolving loan facility. Mattel did not incur any early termination penalties in connection with the termination of the MAPS revolving loan facility.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel obtains individual short-term credit lines with a number of banks. As of December 31, 2007, foreign credit lines totaled approximately $200 million, a portion of which are used to support letters of credit. Mattel expects to extend the majority of these credit lines throughout 2008.

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

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each with a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive loss. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

In September 2007, a major credit rating agency reaffirmed Mattel’s long-term credit rating at BBB-, but changed the outlook from positive to stable. In August 2007, another major credit rating agency maintained its long-term credit rating at BBB, but changed its outlook to positive. In May 2007, an additional credit rating agency maintained its long-term rating for Mattel at Baa2, but changed its long-term outlook from negative to stable. Management does not expect these actions to have a significant impact on Mattel’s ability to obtain financing or to have a significant negative impact on Mattel’s liquidity or results of operations.

Mattel believes its cash on hand at the beginning of 2008 and amounts available under its domestic unsecured committed revolving credit facility and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2008. As of December 31, 2007, Mattel had available incremental borrowing resources totaling approximately $850 million under its domestic unsecured committed revolving credit facility and foreign credit lines.

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

Sales of receivables pursuant to the domestic receivables sales facility occur periodically, generally quarterly. The receivables are sold by Mattel Sales Corp. and Fisher-Price, Inc. to Mattel Factoring for a purchase price equal to the nominal amount of the receivables sold. Mattel Factoring then sells such receivables to the bank group at a slight discount, and Mattel acts as a servicer for such receivables. Mattel has designated Mattel Sales Corp. and Fisher-Price, Inc. as sub-servicers, as permitted by the facility. Mattel’s appointment as a servicer is subject to termination events that are customary for such transactions. The domestic receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. Mattel retains a servicing interest in the receivables sold under this facility. The fair value of the net servicing asset is based on an estimate of interest Mattel earns on cash collections prior to remitting the funds to the bank group, partially offset by an estimate of the cost of servicing the trade receivables sold. The fair value of the net servicing asset totaled $1.9 million and $2.3 million as of December 31, 2007 and 2006, respectively.

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

Sales of receivables pursuant to the European trade receivables facility occurred monthly, with the last such sale occurring on January 10, 2007. The receivables were sold by Mattel France and Mattel Germany directly to SGBN for a purchase price equal to the nominal amount of the receivables sold. As a result, no Mattel subsidiary was used as a special purpose entity in connection with these transactions. A portion of the purchase price was funded by SGBN and a portion by a deposit provided by the Depositor. The amount of the deposit was reset on each date on which new receivables were sold. Through the termination date, the deposit in 2007 was, on average, equal to approximately 54% of the aggregate notional amount of sold receivables outstanding during such period. The deposit totaled $120.1 million as of December 31, 2006.

As with the domestic receivables facility, each sale of accounts receivable was recorded in Mattel’s consolidated balance sheet at the time of such sale. Under the European trade receivables facility, the outstanding amount of receivables sold could not exceed Euro 60 million from February 1 through July 31 of each year and could not exceed Euro 150 million at all other times.

Each of Mattel France and Mattel Germany was appointed to service the receivables sold by it to SGBN. No servicing fees were paid by SGBN for such services. The appointment of each of Mattel France and Mattel Germany to act as servicer was subject to termination events that were customary for transactions of this nature. The fair value of the net servicing asset was based on an estimate of interest Mattel would earn on cash collections prior to remitting the funds to the purchaser, partially offset by an estimate of the cost of servicing the trade receivables sold. The net servicing asset for the European trade receivables facility was not material at December 31, 2006.

Mattel France and Mattel Germany were obligated to pay certain fees to the Depositor in consideration of the Depositor providing the deposit to SGBN. Through the termination date, fees paid in 2007 by Mattel France and Mattel Germany to the Depositor were, on average, approximately 0.1% of the aggregate notional amount of sold receivables outstanding during such period.

In November 2006, the commitment termination date for the European trade receivables facility was extended until February 28, 2007. However, effective on February 9, 2007, the Depositor, Mattel France and Mattel Germany terminated the European trade receivable facility with SGBN because the Company determined the facility was no longer necessary based on projected international cash flows and seasonal financing needs.

Mattel’s aggregate losses on receivables sold under the domestic and other trade receivables facilities were $9.3 million, $11.8 million, and $8.7 million during 2007, 2006, and 2005, respectively.

The outstanding amounts of accounts receivable that were sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	December 31,
	2007	2006
	(In thousands)
Receivables sold pursuant to the:
Domestic receivables facility	$251,657	$255,871
European receivables facility	—	103,886
Other factoring arrangements	74,682	52,505

	$326,339	$412,262

Short-Term Borrowings

As of December 31, 2007 and 2006, Mattel had no foreign short-term bank loans outstanding and no short-term revolving loans outstanding under the MAPS revolving loan facility. As of December 31, 2007, Mattel had borrowings under the domestic unsecured committed credit facilities outstanding of $349.0 million, at a weighted average interest rate of 5.5%. As of December 31, 2006, Mattel had no borrowings outstanding under the domestic unsecured committed credit facilities.

During 2007 and 2006, Mattel had average borrowings of $13.8 million and $30.4 million, respectively, under its foreign short-term bank loans, $143.2 million and $0, respectively, under its domestic unsecured committed credit facilities, and $0 and $47.1 million, respectively, under the MAPS revolving loan facility which was terminated in January 2007, to help finance its seasonal working capital requirements. The weighted average interest rate during 2007 and 2006 on foreign short-term bank loans was 10.5% and 10.0%, respectively, 5.6% during 2007 on its domestic unsecured committed credit facilities and 5.4% during 2006 on the MAPS revolving loan facility.

Long-Term Debt

Mattel’s long-term debt consists of the following:

	December 31,
	2007	2006
	(In thousands)
Medium-term notes due March 2008 to November 2013	$300,000	$350,000
Senior Notes due June 2009 to June 2011	300,000	300,000
MAPS term loan facility	—	50,000

	600,000	700,000
Less: current portion	(50,000)	(64,286)

Total long-term debt	$550,000	$635,714

Mattel’s Medium-term notes bear interest at fixed rates ranging from 6.50% to 7.49%, with a weighted average interest rate of 7.11% and 7.09% as of December 31, 2007 and 2006, respectively. During 2007, Mattel repaid $50.0 million of Medium-term notes upon maturity.

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

In December 2006, Mattel repaid $50.0 million and prepaid $125.0 million of the MAPS term loan facility. In January 2007, Mattel prepaid the remaining $50.0 million of the MAPS term loan facility and, as a result of the repayment, the MAPS term loan facility terminated. The MAPS term loan facility bore interest at various rates as selected by Mattel, based on Eurodollar rates or bank reference rates, with a weighted average interest rate of 5.9% and 5.6% during 2007 and 2006, respectively.

The aggregate amount of long-term debt maturing in the next five years and thereafter is as follows:

	Medium- Term Notes	Senior Notes	Total
	(In thousands)
2008	$50,000	$—	$50,000
2009	50,000	100,000	150,000
2010	50,000	—	50,000
2011	50,000	200,000	250,000
2012	50,000	—	50,000
Thereafter	50,000	—	50,000

	$300,000	$300,000	$600,000

Note 7—Stockholders’ Equity

Preference Stock

Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.

Preferred Stock

Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

Common Stock Repurchase Program

During 2007, 2006, and 2005, the Board of Directors authorized Mattel to increase its share repurchase program by $750.0 million, $250.0 million, and $500.0 million, respectively. During 2007, Mattel repurchased 35.9 million shares at a cost of $806.3 million. During 2006, Mattel repurchased 11.8 million shares at a cost of $192.7 million. During 2005, Mattel repurchased 28.9 million shares at a cost of $500.4 million. At December 31, 2007, share repurchase authorizations of $0.9 million had not been executed. In January 2008, the Board of Directors authorized Mattel to increase its previously announced share repurchase program by an additional $500 million. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Dividends

In 2007, 2006, and 2005, Mattel paid a dividend per share of $0.75, $0.65 and $0.50, respectively, to holders of its common stock. The Board of Directors declared the dividend in November, and Mattel paid the dividend in December of each year. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss), net of tax, are as follows:

	For the Year
	2007	2006	2005
	(In thousands)
Net income	$599,993	$592,927	$417,019

Currency translation adjustments	86,653	69,632	(38,767)
Minimum pension liability adjustments	—	21,465	(7,243)
Defined benefit pension plans, net prior service cost and net actuarial loss	28,316	—	—
Net unrealized (loss) gain on derivative instruments:
Unrealized holding (losses) gains	(38,057)	(13,063)	25,348
Reclassification adjustment for realized losses included in net income	24,139	2,276	3,904

	101,051	80,310	(16,758)

Net unrealized gains on securities:
Unrealized holding gains	—	—	(195)
Reclassification adjustment for realized gains included in net income	—	—	(16,247)

	—	—	(16,442)

	$701,044	$673,237	$383,819

For 2007, currency translation adjustments resulted in a net gain of $86.7 million, with gains from the strengthening of the Euro, Brazilian real, Australian dollar, and British pound sterling against the US dollar, partially offset by the weakening of the Indonesian rupiah and Mexican peso against the US dollar. For 2006, currency translation adjustments resulted in a net gain of $69.6 million, with gains from the strengthening of the Euro and British pound sterling against the US dollar being partially offset by the weakening of the Mexican peso against the US dollar. For 2005, currency translation adjustments resulted in a net loss of $38.8 million, with losses from the weakening of the Euro and British pound sterling against the US dollar being partially offset by gains from the strengthening of the Mexican peso against the US dollar.

The components of accumulated other comprehensive loss are as follows:

	December 31,
	2007	2006
	(In thousands)
Currency translation adjustments	$(82,274)	$(168,927)
Defined benefit pension and other postretirement plans, net of tax	(73,077)	(101,393)
Net unrealized loss on derivative instruments, net of tax	(20,459)	(6,541)

	$(175,810)	$(276,861)

Note 8—Share-Based Payments

Mattel Stock Option Plans

In May 2005, Mattel’s stockholders approved the Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”). Upon approval of the 2005 Plan, Mattel terminated its Amended and Restated 1996 Stock Option Plan (the “1996 Plan”) and its 1999 Stock Option Plan (the “1999 Plan”), except with respect to grants then outstanding under the 1996 Plan and the 1999 Plan. Restricted stock awards made under the 1996 Plan continue to vest pursuant to the terms of their respective grant agreements. Outstanding stock option grants under plans that have expired or have been terminated continue to be exercisable under the terms of their respective grant agreements. All such stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of three years from the date of grant. Stock options generally were granted with exercise prices equal to the fair market value of Mattel’s common stock on the date of grant, although there are a few outstanding stock options that were granted with an exercise price in excess of the fair market value of Mattel’s common stock on the date of grant, as to which vesting was dependent upon Mattel’s common stock achieving a specified fair market value during a specified time period. Options were granted to non-employee members of Mattel’s Board of Directors under the 1996 Plan with exercise prices equal to the fair market value of Mattel’s common stock on the date of grant; such options expire no later than ten years from the date of grant and vest over a period of four years from the date of grant.

Under the 2005 Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights and shares of common stock to officers, employees, and other persons providing services to Mattel. Generally, options vest and become exercisable contingent upon the grantees’ continued employment or service with Mattel. Nonqualified stock options are granted at not less than 100% of the fair market value of Mattel’s common stock on the date of grant, expire no later than ten years from the date of grant and vest on a schedule determined by the Compensation Committee of the Board of Directors, generally during a period of three years from the date of grant. In the event of a retirement of an employee aged 55 years or greater with 5 or more years of service that occurs at least 6 months after the grant date, nonqualified stock options become fully vested. With regard to grants of stock options in the 2007 annual grant and later, death and disability at least 6 months after grant date also result in accelerated vesting. With regard to grants of stock options before the 2007 annual grant, there is no accelerated vesting for death or disability. Similar provisions exist for non-employee directors. RSUs granted under the 2005 Plan are generally accompanied by dividend equivalent rights and generally vest over a period of three years from the date of grant. In the event of the involuntary termination of an employee aged 55 years or greater with 5 or more years of service, or the death or disability of an employee, that occurs at least 6 months after the grant date, RSUs receive accelerated vesting as to some or all of the RSUs. The 2005 Plan also contains provisions regarding grants of equity compensation to the non-employee members of the Board of Directors. Pursuant to these provisions, the Compensation Committee has approved grants to non-employee members of the Board of Directors that consist of a mix of nonqualified stock options and RSUs; such stock options and RSUs vest over a period of three years from the date of grant (except for initial grants of stock options to directors, which are immediately vested in full), and such stock options have exercise prices equal to the fair market value of Mattel’s common stock on the date of grant and expire no later than ten years from the date of grant. In the event of a retirement of a member of the Board of Directors aged 55 years or greater with 5 or more years of service, or the death or disability of a director, that occurs at least 6 months after the grant date, RSUs receive accelerated vesting as to some or all of the RSUs. The 2005 Plan expires on May 18, 2015, except as to any grants then outstanding.

The number of shares of common stock available for grant under the 2005 Plan is subject to an aggregate limit of 50 million shares and is further subject to share-counting rules as provided in the 2005 Plan. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. Each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each full-value grant is treated as using three available shares for each share actually subject to such full-value grant. The 2005 Plan contains detailed provisions with regard to share-counting. At December 31, 2007, there were 29.2 million shares of common stock available for grant remaining under the 2005 Plan.

Effective January 1, 2006, Mattel adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Prior to January 1, 2006, Mattel applied the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for its employee stock compensation plans. The amount of additional compensation expense that would have resulted if Mattel had applied the fair value recognition provisions of SFAS No. 123 was included as a pro forma disclosure in the financial statement footnotes.

Prior to January 1, 2006, Mattel presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows and benefits of tax deductions less than the compensation cost recognized for those options (“shortfalls”) be classified as operating cash flows. Excess tax benefits reflected as a financing cash inflow totaled $5.7 million and $12.0 million during 2007 and 2006, respectively. Excess tax benefits (shortfalls) reflected as operating cash inflows (outflows) totaled $0, $(3.5) million, and $4.3 million during 2007, 2006, and 2005, respectively. At December 31, 2007, Mattel did not recognize excess tax benefits totaling $31.0 million that are not currently realizable based on the ordering of deductions under the tax law.

On December 28, 2005, the Compensation Committee of the Board of Directors of Mattel approved the acceleration of vesting of options for approximately 12.4 million shares with an exercise price of $16.09 or greater granted to employees other than Mattel’s Chairman and Chief Executive Officer. Options held by non-employee members of the Board of Directors were also excluded from the acceleration. The primary purpose of the accelerated vesting was to avoid recognizing future compensation expense associated with the accelerated stock options upon adoption of SFAS No. 123(R) in 2006. Additionally, for financial reporting purposes, there were other potential tax benefits derived from accelerating the vesting of outstanding stock options prior to the adoption of SFAS No. 123(R).

As of December 31, 2007, total unrecognized compensation cost related to unvested share-based payments totaled $54.4 million and is expected to be recognized over a weighted-average period of 2.2 years.

Stock Option Review

During 2006, Mattel recognized non-cash compensation expense of $19.3 million ($13.3 million net of income tax) related to prior period unintentional stock option accounting errors associated with the use of incorrect measurement dates for certain grants. The correcting adjustment also had the effect of increasing noncurrent deferred tax assets by $3.5 million and additional paid in capital by $16.8 million as of December 31, 2006.

Stock Options

Mattel recognized compensation expense of $7.4 million and $23.9 million for stock options during 2007 and 2006, respectively, as a component of other selling and administrative expenses. Income tax benefits related to stock option compensation expense recognized in the consolidated statements of operations during 2007 and 2006 totaled $2.5 million and $5.2 million, respectively.

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

2005
Net income
As reported	$417.0
Pro forma compensation cost, net of tax	(49.0)

Pro forma net income	$368.0

Net income per common share
Basic
As reported	$1.02
Pro forma compensation cost, net of tax	(0.12)

Pro forma net income per common share—basic	$0.90

Diluted
As reported	$1.01
Pro forma compensation cost, net of tax	(0.11)

Pro forma net income per common share—diluted	$0.90

The fair value of options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding, and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. The following weighted average assumptions were used in determining the fair value of options granted:

	2007	2006	2005
Options granted at market price
Expected life (in years)	4.7	5.1	4.9
Risk-free interest rate	4.6%	4.9%	4.1%
Volatility factor	22.8%	28.0%	27.6%
Dividend yield	2.8%	2.8%	2.4%

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock option plans during the year (amounts in thousands, except average exercise price and average remaining life):

	2007		2006		2005
	Number	Average Exercise Price	Number	Average Exercise Price	Number	Average Exercise Price
Outstanding at January 1	38,507	$18.50	47,851	$18.53	45,437	$18.57
Granted	1,927	23.70	2,505	17.90	7,619	18.68
Exercised	(12,935)	17.01	(7,385)	16.12	(2,077)	13.68
Forfeited	(87)	18.96	(19)	17.94	(938)	18.88
Canceled	(2,677)	27.22	(4,445)	22.51	(2,190)	23.09

Outstanding at December 31	24,735	$18.73	38,507	$18.50	47,851	$18.53

Exercisable at December 31	21,048	$18.35	35,529	$18.54	46,871	$18.54

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during 2007, 2006, and 2005 was $119.3 million, $38.6 million and $13.3 million, respectively. At December 31, 2007, the total intrinsic value of options outstanding was $52.7 million, with an average remaining life of 5.2 years. At December 31, 2007, the total intrinsic value of options exercisable was $50.7 million, with an average remaining life of 4.6 years. At December 31, 2007, total stock options vested or expected to vest totaled 24.5 million shares, with a total intrinsic value of $52.6 million, average exercise price of $18.71, and average remaining life of 5.2 years. The total grant date fair value of stock options vested during 2007, 2006, and 2005 totaled $5.3 million, $3.3 million, and $111.3 million, respectively.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during 2007, 2006, and 2005 was $222.6 million, $116.9 million, and $28.4 million, respectively, and the tax benefit for exercises during 2007, 2006, and 2005 was $5.7 million, $8.5 million, and $4.3 million, respectively.

Restricted Stock and Restricted Stock Units

RSUs are valued at the market value on the date of grant and the expense is evenly attributed to the periods in which the restrictions lapse, which is three years from the date of grant.

Compensation expense recognized related to grants of restricted stock and RSUs to certain employees and non-employee Board members was $14.8 million and $3.6 million in 2007 and 2006, respectively. Income tax benefits related to RSU compensation expense recognized in the consolidated statements of operations during 2007 and 2006 totaled $4.6 million and $1.0 million, respectively.

The following table summarizes the number and weighted average grant date fair value of Mattel’s unvested restricted stock and RSUs during the year (shares in thousands):

	2007		2006
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Unvested at January 1	1,811	$17.28	220	$12.55
Granted	1,744	23.60	1,615	17.95
Vested	(15)	28.10	(5)	20.70
Forfeited	(88)	19.27	(19)	17.94

Unvested at December 31	3,452	$20.38	1,811	$17.28

At December 31, 2007, total RSUs vested or expected to vest totaled 3.2 million shares, with a weighted average grant date fair value of $20.28.

Note 9—Financial Instruments

Marketable Securities

During 2005, Mattel sold marketable securities for proceeds totaling $42.0 million. Gains on sales of these securities totaling $25.8 million, net of transaction costs, were recorded in other non-operating income, net in the consolidated statements of operations for 2005.

Derivative Financial Instruments

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory sale transactions denominated in the Euro, British pound sterling, Canadian dollar, Mexican peso, Hong Kong dollar and Indonesian rupiah are the primary transactions that caused currency transaction exposure for Mattel during 2007 and 2006. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Such contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes. The ineffectiveness related to cash flow hedges was not significant during any year.

Mattel uses fair value derivatives to hedge most intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts. Changes in the fair value of these derivatives were not significant to the results of operations during any year.

As of December 31, 2007 and 2006, Mattel held foreign currency forward exchange contracts with notional amounts totaling $1.07 billion and $1.09 billion, respectively. The notional amounts of these contracts were equal to the exposure hedged in both years.

The loss on derivative financial instruments, net of tax, reclassified from accumulated other comprehensive loss to Mattel’s results of operations was $24.1 million, $2.3 million, and $3.9 million during 2007, 2006, and 2005, respectively. As of December 31, 2007, $22.0 million of pre-tax unrealized losses ($20.5 million net of tax) and December 31, 2006, $6.7 million of pre-tax unrealized gains ($6.5 million net of tax), related to derivative instruments have been recorded in accumulated other comprehensive loss. Mattel expects to reclassify the unrealized losses as of December 31, 2007 from accumulated other comprehensive loss to its results of operations over the life of the contracts, generally within 18 months or less.

Fair Value of Financial Instruments

Mattel’s financial instruments include cash, cash equivalents, marketable securities, investments, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, is $613.1 million (compared to a carrying amount of $600.0 million) as of December 31, 2007 and $714.9 million (compared to a carrying amount of $700.0 million) as of December 31, 2006. The estimated fair value has been calculated based on broker quotes or rates for the same or similar instruments.

The estimated fair value of derivative financial instruments recognized in Mattel’s consolidated balance sheets is as follows:

	December 31,
	2007	2006
	(In thousands)
Accounts receivable	$1,033	$2,961
Prepaid expenses and other current assets	2,202	2,072
Other noncurrent assets	152	68
Accrued liabilities	(22,700)	(8,706)
Other noncurrent liabilities	(855)	(81)

The estimated fair value of derivative financial instruments is based on dealer quotes and reflects the amount that Mattel would receive or pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2007 or 2006, respectively.

Note 10—Commitments and Contingencies

Leases

Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities and insurance. Rental expense is recorded on a straight-line basis, including escalating minimum payments. The American Girl Place® leases in Chicago, Illinois, New York, New York, and Los Angeles, California and American Girl Boutique and Bistro™ leases in Dallas, Texas and Atlanta, Georgia also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2007:

	Capitalized Leases		Operating Leases
	(In thousands)
2008	$300		$86,000
2009	300		74,000
2010	300		69,000
2011	300		57,000
2012	300		46,000
Thereafter	2,100		197,000

	$3,600	(a)	$529,000

(a)	Includes $1.3 million of imputed interest.

Rental expense under operating leases amounted to $93.0 million, $86.9 million, and $77.6 million for 2007, 2006, and 2005, respectively, net of sublease income of $1.0 million, $1.1 million, and $1.3 million in 2007, 2006, and 2005, respectively.

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

Licensing and similar agreements provide for terms extending from 2008 through 2011 and contain provisions for future minimum payments as shown in the following table:

Minimum Payments
(In thousands)
2008	$55,000
2009	31,000
2010	30,000
2011	7,000

$123,000

Royalty expense for 2007, 2006, and 2005 was $243.3 million, $261.2 million, and $225.6 million, respectively.

As of December 31, 2007, Mattel had outstanding commitments for purchases of inventory, other assets, and services totaling $321.8 million in fiscal year 2008.

Insurance

Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, general, automobile and product liability risks. Far West insures the first $1.0 million per occurrence of Mattel’s workers’ compensation, the first $0.5 million for general and automobile liability risks, and the first $2.0 million per occurrence of product liability risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2007 and 2006 totaled $19.3 million and $20.3 million, respectively, and is included in other noncurrent liabilities. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.

Litigation

With regard to the claims against Mattel described below, Mattel intends to defend itself vigorously. Management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and except as noted below, no reserves for these claims have been established as of December 31, 2007. However, it is possible that an unfavorable resolution of the claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

Litigation Related to Product Recalls and Withdrawals

Product Liability Litigation in the United States

Twenty-two lawsuits have been filed in the United States asserting claims allegedly arising out of the August 2, August 14, September 4, and/or October 25, 2007 voluntary product recalls by Mattel and Fisher-Price, as well as the withdrawal of red and green toy blood pressure cuffs from retail stores or their replacement at the request of consumers.

Eighteen of those cases were commenced in the following United States District Courts: ten in the Central District of California (Mayhew v. Mattel, filed August 7, 2007; White v. Mattel, filed August 16, 2007; Luttenberger v. Mattel, filed August 23, 2007; Puerzer v. Mattel, filed August 29, 2007; Shah v. Fisher-Price, filed September 13, 2007; Rusterholtz v. Mattel, filed September 27, 2007; Jimenez v. Mattel, filed October 12, 2007; Probst v. Mattel, filed November 5, 2007; Entsminger v. Mattel, filed November 9, 2007; and White v. Mattel, filed November 26, 2007, hereinafter, “White II”); three in the Southern District of New York (Shoukry v. Fisher-Price, filed August 10, 2007; Goldman v. Fisher-Price, filed August 31, 2007; and Allen v. Fisher-Price, filed November 16, 2007), two in the Eastern District of Pennsylvania (Monroe v. Mattel, filed August 17, 2007, and Chow v. Mattel, filed September 7, 2007), one in the Southern District of Indiana

(Sarjent v. Fisher-Price, filed August 16, 2007), one in the District of South Carolina (Hughey v. Fisher-Price, filed August 24, 2007), and one in the Eastern District of Louisiana (Sanders v. Mattel, filed November 14, 2007). Two other actions originally filed in Los Angeles County Superior Court have since been removed to federal court in the Central District of California (Healy v. Mattel, filed August 21, 2007, and Powell v. Mattel, filed August 20, 2007). Another lawsuit commenced in San Francisco County Superior Court has been removed to the federal court in the Northern District of California (Harrington v. Mattel, filed August 20, 2007). One other action was commenced in District of Columbia Superior Court, and it has since been removed to the United States District Court for the District of Columbia (DiGiacinto v. Mattel, filed August 29, 2007). As a result, all twenty-two lawsuits in the United States are now pending in federal court. Mattel is a defendant in all of the actions, while Fisher-Price is named as a defendant in nineteen of the cases. Mattel Overseas, Inc., Mattel Sales Corp., Mattel Direct Import, Inc., and Mattel Operations, Inc., are named as defendants in two of the cases (Powell and Chow). Target Corporation, named as a defendant in the Mayhew and Jiminez cases, has tendered the defense of those actions to Mattel and requested indemnification for the specific claims in those complaints, which tender and request for indemnification have been accepted.

All but one of the cases seek to bring claims as a class action. Seventeen of the lawsuits seek certification of a nationwide class, while four (Monroe, Chow, Hughey and Harrington) seek certification of statewide classes only. While the specific scope of each proposed plaintiff class varies, they generally seek to certify classes that would include either or both of (i) all purchasers in the United States of the toys recalled by Mattel and Fisher-Price in August, September and October 2007, as well as the toy blood pressure cuffs withdrawn from retail stores or replaced at the request of consumers in December 2007, and/or (ii) all children who used or were exposed to those same toys and/or their parents. In the Harrington and Healy actions, the claims are on their face tied to the August and September 2007 recalls, yet each seeks to certify a class that includes purchasers of toys from January 1, 2003, and August 14, 2003, respectively, to the present. Two of the actions (Shoukry and Goldman) also seek certification of a defendant class of other entities that purchased toys containing lead paint for resale from the same manufacturer as involved in the Company’s August 2, 2007 recall. The DiGiacinto action is not a class action; rather, the plaintiff purports to represent “the General Public of the District of Columbia” under the District’s consumer protection statute.

With some variation in how the claims are stated among the cases, they generally allege that defendants failed to prevent products manufactured in China from containing lead paint and misled the public with their branding and advertising suggesting that the products were safe. In the Healy and Rusterholtz cases, plaintiffs state claims based on allegations that the toys with magnets recalled on August 14, 2007, were defective. The Allen and White II actions contain allegations that the toy blood pressure cuffs were defective because of the presence of lead in the substrate. The cases present a range of legal theories, but they generally fall into four categories: (i) breach of express or implied warranty; (ii) consumer fraud and unfair practices under state statutes; (iii) traditional negligence and strict liability claims; and (iv) unjust enrichment. Plaintiffs make two fundamental claims with respect to the remedies sought: (i) the vouchers provided in connection with the recalls are inadequate and plaintiffs should receive cash compensation, usually in the form of reimbursement, restitution or disgorgement, and (ii) exposure to the toys has increased the risk of injury from lead so that defendants should be required to fund a medical monitoring program to test and/or treat children exposed to the recalled toys. Claims for statutory penalties, punitive damages, treble damages, pre-judgment and post-judgment interest and attorneys’ fees are also included in many of the cases. None of the actions filed in the United States specifies the amount of damages claimed. A number of the cases also seek injunctive relief, including orders requiring defendants to stop their allegedly deceptive consumer practices, institute additional testing of products from China, or certify that their products are lead-free.

Multidistrict Litigation (MDL)

On September 5, 2007, Mattel and Fisher-Price filed a motion before the Judicial Panel on Multidistrict Litigation (“JPML”) asking that all federal actions related to the recalls be coordinated and transferred to the

Central District of California (In re Mattel Inc. Toy Lead Paint Products Liability Litigation). On December 18, 2007, the JPML issued a transfer order, transferring six actions pending outside the Central District of California (Sarjent, Shoukry, Goldman, Monroe, Chow and Hughey) to the Central District of California for coordinated or consolidated pretrial proceedings with five actions pending in the Central District (Mayhew, White, Luttenberger, Puerzer and Shah). The remaining cases (Healy, Powell, Rusterholtz, Jiminez, Probst, Harrington, DiGiacinto, Allen, Sanders, Entsminger, and White II), so-called “potential tag-along actions,” are either already pending in the Central District of California or have been transferred there pursuant to January 3 and January 17, 2008 conditional transfer orders issued by the JPML.

The MDL proceeding is at a preliminary stage.

California Proposition 65 Claims

On September 24 and September 26, 2007, respectively, the Environmental Law Foundation and the Center for Environmental Health (together, the “Noticing Parties”), each of which is a non-profit environmental group, issued pre-litigation notices of intent to sue (the “Notices”) against Mattel for allegedly failing to issue clear and reasonable warnings in accordance with California Health and Safety Code Section 25249.6 (“Proposition 65”) with regard to potential exposures to lead and lead compounds from certain toys distributed for sale in California. Pursuant to Proposition 65, the pre-litigation Notices had to be served on the California Attorney General, the district attorneys in California, and certain city attorneys, at least sixty days before the Noticing Parties could proceed with a formal lawsuit. On November 19, 2007, the California Attorney General, joined by the Los Angeles City Attorney, brought suit against Mattel and Fisher-Price, along with a number of other entities alleged to have manufactured and/or sold children’s products that exposed children to lead, in Alameda County Superior Court in California. The complaint asserts claims for violation of Proposition 65 and the California Unlawful Business Practices Act and seeks civil penalties up to $2,500 per day for each violation of each statute and injunctive relief. The filing of this action by the Attorney General precludes the Noticing Parties from proceeding with a lawsuit of their own. The Attorney General’s lawsuit was served on Mattel and Fisher-Price on January 23, 2008, and remains at a preliminary stage.

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

The actions in Canada generally allege that defendants were negligent in allowing their products to be manufactured and sold with lead paint on the toys and negligent in the design of the toys with the small magnets, which led to the sale of defective products. The cases typically state claims in four categories: (i) production of a defective product; (ii) misrepresentations; (iii) negligence; and (iv) violations of consumer protection statutes. Plaintiffs generally seek general and special damages, damages in the amount of monies paid for testing of children based on alleged exposure to lead, restitution of any amount of monies paid for replacing recalled toys, disgorgement of benefits resulting from recalled toys, aggravated and punitive damages, pre-judgment and post-judgment interest, and an award of litigation costs and attorneys’ fees. Plaintiffs in all of the actions except one do not specify the amount of damages sought. In the Ontario action (Wiggins), plaintiff demands general damages of CDN$75 million and special damages of CDN$150 million, in addition to the other remedies. In November 2007, the class action suit commenced by Mr. Fortier was voluntarily dismissed.

After the dismissal of his class action suit, Mr. Fortier filed an individual action in Quebec (Fortier v. Mattel Canada, Inc., filed on November 22, 2007). In his individual action, Mr. Fortier alleges that he purchased recalled toys and, as a result, suffered damages, including consequential and incidental damages such as worry, concern, and costs of the products and replacement products, medicines, diagnosis, and treatment. Mr. Fortier alleges damages of CDN$5 million.

All of the actions in Canada are at a preliminary stage.

Product Liability and Related Claims in Brazil

Three consumer protection associations and agencies have filed claims against Mattel’s subsidiary Mattel do Brasil Ltda. in the following courts in Brazil: (a) the Public Treasury Court in the State of Santa Catarina (Associacao Catarinense de Defesa dos Cidadaos, dos Consumidores e dos Contribuintes—ACC/SC v. Mattel do Brasil Ltda., filed February 2, 2007); (b) the Second Circuit Commercial Court in the State of Rio de Janeiro (Consumer Protection Committee from the State Legislative Body from Rio de Janeiro—CPLeg/RJ v. Mattel do Brasil Ltda., filed August 17, 2007); and (c) the Sixth Circuit Civil Court in the Federal District (Brazilian Institute for the Study and Defense of Consumer Relationships—IBEDEC v. Mattel do Brasil Ltda., filed September 13, 2007). The ACC/SC case relates to the recall of magnetic products in November 2006; the CPLeg/RJ case relates to the August 2007 recall of magnetic products; and the IBEDEC case relates to the August and September 2007 recalls of magnetic products and products with non-approved paint containing lead in excess of applicable regulatory and Mattel standards. The cases generally state claims in four categories: (i) production of a defective product; (ii) misrepresentations; (iii) negligence; and (iv) violations of consumer protection statutes. Plaintiffs generally seek general and special damages; restitution of monies paid by consumers to replace recalled toys; disgorgement of benefits resulting from recalled toys; aggravated and punitive damages; pre-judgment and post-judgment interest; injunctive relief; and litigation costs and attorneys’ fees. The amount of damages sought by plaintiffs is not generally specified, except that in the Public Treasury Court in the State of Santa Catarina action (ACC/SC), plaintiff demands general damages of approximately $1 million, in addition to other remedies, and in the Sixth Circuit Civil Court in the Federal District action (IBEDEC), plaintiff estimated the amount of approximately $28 million, as a basis for calculating court fees, in addition to requesting other remedies.

Since August 20, 2007, the Department of Consumer Protection and Defense (“DPDC”), the Executive Group for Consumer Protection (“PROCON”) from São Paulo, Mato Grosso and Rio de Janeiro, and public prosecutors from the States of Pernambuco, Rio Grande do Norte, and Rio de Janeiro have initiated eight administrative proceedings against Mattel do Brasil for offering products that Mattel allegedly should have known to present a risk for the consumers’ health and safety. The proceedings have been filed in the following administrative tribunals: (a) DPDC (DPDC v. Mattel do Brasil Ltda., filed August 20, 2007, and DPDC v. Mattel do Brasil Ltda., filed September 14, 2007); (b) PROCON (PROCON/MT v. Mattel do Brasil, filed August 29, 2007, PROCON/SP v. Mattel do Brasil, filed September 4, 2007, and PROCON/RJ v. Mattel do Brasil, filed August 27, 2007); and (c) the Public Prosecutor’s Office (MP/RJ v. Mattel do Brasil, filed September 27, 2007, MP/PE v. Mattel do Brasil, filed September 28, 2007, and MP/RN v. Mattel do Brasil, filed October 10, 2007). The administrative proceedings generally state claims based on the alleged negligence of Mattel do Brasil regarding recalled products. In the PROCON/SP proceeding plaintiff estimated a fine equivalent to approximately $400,000. None of the other administrative proceedings listed above specify the amount of the penalties that could be applied if the claims against Mattel do Brasil are successful. On December 21, 2007, the PROCON/SP rendered a decision and decided to impose on Mattel do Brasil a fine of approximately $225,000.

On January 9, 2008, Mattel do Brasil filed an administrative appeal with regard to the December 21, 2007 decision.

In addition to the matters discussed above, a few individual consumers in Brazil have brought individual lawsuits against Mattel do Brasil. These lawsuits have been brought in special courts that provide expedited judgments on cases involving amounts less than $7,000 and at consumer defense agencies (PROCONs). Generally, these claims focus on alleged failures by Mattel to make refunds in cash or replace recalled products with new toys in the proper time and manner. At present there are less than 10 such individual lawsuits; none of these lawsuits states a claim for damages of more than $7,000.

All of the actions in Brazil, except the PROCON/SP proceeding, are at a preliminary stage.

Product Liability Litigation in Colombia

On August 22, 2007, plaintiff, a resident of Colombia, filed an action (Matiz v. Ministry of Health, et al.) in the Administrative Court for the Bogata Circuit in the Republic of Colombia against Mattel and the Colombian Ministry of Health. Plaintiff alleges the following claims: (a) violation of the collective right to free economic competition, (b) violation of the collective right to public health, (c) violation of the prohibition against the introduction of toxic waste into the national territory, and (d) violation of the collective right of consumers’ to be free from unsafe products. Plaintiff seeks the following relief: an affirmative injunction for additional recalls; a declaration of liability for violation of consumers’ “collective rights” to public health, free economic competition, and the prohibition against the introduction of toxic waste into the national territory; economic incentives of between 10 and 150 times the minimum monthly legal wage; and an award of litigation costs and attorneys’ fees. The Court has denied the interim measures requested by the plaintiff. The action in Colombia is in a preliminary stage.

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

In January 2003, Mattel entered into a settlement with the ODEQ resolving its cleanup liability in return for a contribution of $0.4 million to the cleanup, which is being performed by the company that caused the contamination. Costs totaling approximately $8.6 million have been incurred through December 31, 2007 for the Beaverton property, largely related to environmental remediation, attorney fees, consulting work, and an employee medical screening program. As of December 31, 2007, the remaining liability totaled approximately $1.6 million and represents estimated amounts to be incurred for employee medical screening, project management, and other costs related to the Beaverton property.

General

Mattel is also involved in various other litigation and legal matters, including claims related to intellectual property, product liability and labor, as well as environmental matters, which Mattel is addressing or defending in the ordinary course of business. Management believes that any liability that may potentially result upon resolution of such matters will not have a material adverse effect on Mattel’s business, financial condition, or results of operations.

Note 11—Segment Information

Description of Segments

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. On October 10, 2005, Mattel announced the consolidation of its domestic Mattel Girls & Boys Brands and Fisher-Price Brands divisions into one division. The creation of the “Mattel Brands” division, which resulted in the consolidation of some management and support functions, preserves the natural marketing and design groups that are empowered to create and market toys based on gender and age groups and is expected to more effectively and efficiently leverage Mattel’s scale. These changes are consistent with Mattel’s ongoing strategy to build brands, cut costs, and develop people in a streamlined organization that is focused on scale, innovation, and execution. There were no changes to Mattel’s operating segments as a result of the consolidation.

Mattel’s domestic operating segments include:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics, Pixel Chix®, and High School Musical (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, and Tyco® R/C vehicles and playsets (collectively “Wheels”), and CARS™, Radica® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Dora the Explorer™, Winnie the Pooh, Go-Diego-Go!™, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

American Girl Brands—including Just Like You®, the historical collection and Bitty Baby®. American Girl Brands products are sold directly to consumers, and its children’s publications are also sold to certain retailers.

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

	For the Year
	2007	2006	2005
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$1,445,028	$1,507,493	$1,364,922
Fisher-Price Brands US	1,511,055	1,471,604	1,358,562
American Girl Brands	431,510	439,970	436,085

Total Domestic	3,387,593	3,419,067	3,159,569
International	3,205,341	2,738,967	2,463,984

Gross sales	6,592,934	6,158,034	5,623,553
Sales adjustments	(622,844)	(507,878)	(444,537)

Net sales	$5,970,090	$5,650,156	$5,179,016

Segment Income
Domestic:
Mattel Girls & Boys Brands US	$212,181	$267,152	$206,496
Fisher-Price Brands US	225,533	216,107	172,960
American Girl Brands	98,519	96,997	106,158

Total Domestic	536,233	580,256	485,614
International	420,898	419,097	316,153

	957,131	999,353	801,767
Corporate and other expense (a)	227,053	270,535	137,238

Operating income	730,078	728,818	664,529
Interest expense	70,974	79,853	76,490
Interest (income)	(33,305)	(30,468)	(34,211)
Other non-operating (income), net	(10,989)	(4,323)	(29,799)

Income before income taxes	$703,398	$683,756	$652,049

(a)	Corporate and other expense includes (i) incentive compensation expense of $83.6 million, $108.5 million, and $22.0 million for 2007, 2006, and 2005, respectively, (ii) $3.0 million, $16.0 million, and $7.1 million of charges related to severance for 2007, 2006, and 2005, respectively, and (iii) stock compensation expense of $22.2 million and $27.5 million for 2007 and 2006, respectively.

	For the Year
	2007	2006	2005
	(In thousands)
Depreciation/Amortization
Domestic:
Mattel Girls & Boys Brands US	$47,202	$42,503	$42,921
Fisher-Price Brands US	33,998	37,358	37,170
American Girl Brands	12,599	12,345	12,798

Total Domestic	93,799	92,206	92,889
International	54,393	55,212	58,594

	148,192	147,418	151,483
Corporate and other	23,888	24,846	23,508

Depreciation and amortization	$172,080	$172,264	$174,991

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31,
	2007	2006
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$268,614	$296,533
Fisher-Price Brands US	189,010	217,124
American Girl Brands	61,756	61,014

Total Domestic	519,380	574,671
International	840,653	663,393

	1,360,033	1,238,064
Corporate and other	59,873	88,898

Accounts receivable and inventories, net	$1,419,906	$1,326,962

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Year
	2007	2006	2005
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$3,699,997	$3,423,663	$3,138,768
Fisher-Price Brands	2,441,760	2,269,430	2,023,858
American Girl Brands	431,271	439,970	436,085
Other	19,906	24,971	24,842

Gross sales	6,592,934	6,158,034	5,623,553
Sales adjustments	(622,844)	(507,878)	(444,537)

Net sales	$5,970,090	$5,650,156	$5,179,016

Geographic Information

The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant, and equipment, net, and identifiable intangibles, net.

	For the Year
	2007	2006	2005
	(In thousands)
Revenues
United States	$3,387,593	$3,419,067	$3,159,569
International:
Europe	1,797,278	1,544,541	1,408,653
Latin America	912,088	739,941	644,902
Asia Pacific	275,123	239,597	218,240
Other	220,852	214,888	192,189

Total International	3,205,341	2,738,967	2,463,984

Gross sales	6,592,934	6,158,034	5,623,553
Sales adjustments	(622,844)	(507,878)	(444,537)

Net sales	$5,970,090	$5,650,156	$5,179,016

	December 31,
	2007	2006
	(In thousands)
Long-Lived Assets
United States	$1,079,921	$1,030,772
International	665,067	571,806

Consolidated total	$1,744,988	$1,602,578

Major Customers

Sales to Mattel’s three largest customers accounted for 41%, 43%, and 45% of worldwide consolidated net sales for 2007, 2006, and 2005, respectively, as follows:

	For the Year
	2007	2006	2005
	(In billions)
Wal-Mart	$1.1	$1.1	$1.0
Toys “R” Us	0.7	0.8	0.8
Target	0.6	0.5	0.5

The Mattel Girls & Boys Brands US and Fisher-Price Brands US segments sell products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys “R” Us. The American Girl Brands segment sells its children’s publications to Wal-Mart and Target.

Note 12—Supplemental Financial Information

	December 31,
	2007	2006
	(In thousands)
Inventories include the following:
Raw materials and work in process	$51,730	$45,470
Finished goods	376,980	337,679

	$428,710	$383,149

Property, plant, and equipment, net include the following:
Land	$26,875	$39,445
Buildings	240,252	227,935
Machinery and equipment	793,312	759,467
Tools, dies, and molds	589,191	537,463
Capital leases	23,271	23,271
Leasehold improvements	147,175	128,668

	1,820,076	1,716,249
Less: accumulated depreciation	(1,301,460)	(1,179,500)

	$518,616	$536,749

Other noncurrent assets include the following:
Deferred income taxes	$467,531	$503,168
Identifiable intangibles (net of amortization of $52.0 million and $42.7 million in 2007 and 2006, respectively)	70,628	55,193
Nonamortizable identifiable intangibles	128,382	15,400
Other	181,713	149,912

	$848,254	$723,673

Accrued liabilities include the following:
Receivable collections due to bank	$48,343	$245,545
Royalties	100,294	125,581
Incentive compensation	98,435	93,246
Advertising and promotion	67,116	76,799
Other	399,021	439,264

	$713,209	$980,435

Other noncurrent liabilities include the following:
Benefit plan liabilities	$149,045	$176,584
Noncurrent tax liabilities	120,553	8,735
Other	108,686	119,357

	$378,284	$304,676

	For the Year
	2007	2006	2005
	(In thousands)
Currency transaction (gains)/losses included in:
Operating income	$(95,921)	$(32,008)	$(57,356)
Other non-operating (income) expense, net	(12,875)	(1,652)	3,120

Net transaction (gains)	$(108,796)	$(33,660)	$(54,236)

Other selling and administrative expenses include the following:
Design and development	$189,407	$173,514	$182,015
Bad debt expense	6,203	3,399	3,108
Identifiable intangible asset amortization	9,331	3,906	2,315

Note 13—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2007
Net sales	$940,265	$1,002,625	$1,838,574	$2,188,626
Gross profit	418,686	443,162	864,712	1,050,740
Advertising and promotion expenses	105,310	107,106	211,436	284,916
Other selling and administrative expenses	292,745	299,207	342,748	403,754
Operating income (a)	20,631	36,849	310,528	362,070
Income before income taxes	15,638	36,465	307,688	343,607
Net income (b)	11,963	22,804	236,750	328,476
Net income per common share—basic	$0.03	$0.06	$0.61	$0.90
Weighted average number of common shares	389,883	396,196	386,346	364,829
Net income per common share—diluted	$0.03	$0.06	$0.61	$0.89
Weighted average number of common and potential common shares	396,750	402,840	391,294	368,655
Dividends declared per common share	$—	$—	$—	$0.75
Common stock market price:
High	$28.73	$29.65	$27.20	$24.08
Low	22.93	25.14	21.17	18.97
Year Ended December 31, 2006
Net sales	$793,347	$957,655	$1,790,312	$2,108,842
Gross profit	331,958	416,120	851,369	1,012,346
Advertising and promotion expenses	88,853	100,554	205,886	255,682
Other selling and administrative expenses (c)	275,096	265,655	323,248	368,001
Operating (loss) income	(31,991)	49,911	322,235	388,663
Income (loss) before income taxes	(36,495)	42,354	304,553	373,344
Net income (b)	30,170	37,380	239,025	286,352
Net income per common share—basic	$0.08	$0.10	$0.63	$0.76
Weighted average number of common shares	388,766	386,191	378,628	378,261
Net income per common share—diluted	$0.08	$0.10	$0.62	$0.75
Weighted average number of common and potential common shares	391,287	388,777	382,664	384,008
Dividends declared per common share	$—	$—	$—	$0.65
Common stock market price:
High	$18.13	$17.57	$19.79	$23.80
Low	14.78	15.94	15.88	19.44

(a)	Operating income for 2007 includes recall-related expenses of approximately $42 million in the fourth quarter of 2007, approximately $40 million in the third quarter of 2007, and approximately $29 million in the second quarter of 2007.

(b)	Net income for the fourth quarter of 2007 was favorably impacted by tax benefits related to prior years of $47.3 million, as a result of reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements, and net income for the first quarter of 2007 included income tax expense of $5.3 million related to enacted tax law changes. Net income in the first quarter of 2006 was favorably impacted by tax benefits of $56.8 million as a result of settlements with foreign tax authorities.

(c)	Other selling and administrative expenses for the third quarter of 2006 included stock compensation expense of $19.3 million related to prior period unintentional accounting errors.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

See Item 8 “Financial Statements and Supplementary Data—Management’s Report on Internal Control over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

Mattel continues to implement a conversion to new and upgraded financial and human resources information technology systems that began in the fourth quarter of 2002. Mattel has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, Mattel’s internal control over financial reporting. Mattel has not made any significant changes to its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to December 31, 2007.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required under this Item is incorporated herein by reference to Mattel’s 2008 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2007. Information with respect to the executive officers of Mattel appears under the heading “Executive Officers of the Registrant” in Part I herein. Mattel has adopted the Mattel Code of Conduct (the “Code of Conduct”) applicable to all directors, officers and employees which includes its general comprehensive code of ethical business conduct as well as provisions related to accounting and financial matters applicable to the Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other finance organization employees (the “finance code of ethics”). The Code of Conduct is publicly available on Mattel’s corporate website at http://www.mattel.com. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012. If Mattel makes any substantive amendments to the Code of Conduct or the finance code of ethics, or grants any waiver, including any implicit waiver from a provision of the Code of Conduct for any executive officer or director, or the finance code of ethics for the Chief Executive Officer, Chief Financial Officer, or Corporate Controller, Mattel will disclose the nature of such amendment or waiver on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors’ corporate governance guidelines and the charters of its Audit, Compensation and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://www.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.

Mattel has filed the certification of its Chief Executive Officer with the New York Stock Exchange (“NYSE”) for 2007 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. In addition, Mattel has filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which are attached hereto as Exhibit 31.0 and Exhibit 31.1, respectively.

Item 11.	Executive Compensation.

The information required under this Item is incorporated herein by reference to Mattel’s 2008 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item is incorporated herein by reference to Mattel’s 2008 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to Mattel’s 2008 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2007.

Item 14.	Principal Accountant Fees and Services.

The information required under this Item is incorporated herein by reference to Mattel’s 2008 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the years ended December 31, 2007, 2006, and 2005

Schedule II—Valuation and Qualifying Accounts and Allowances

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel	8-K	001-05647	99.0	May 21, 2007

3.1	Amended and Restated Bylaws of Mattel	8-K	001-05647	99.1	May 21, 2007

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-Q	001-05647	4.0	August 3, 2007

4.1	Indenture, dated as of February 15, 1996, between Mattel and Chase Manhattan Bank and Trust Company, National Association, formerly Chemical Trust Company of California, as Trustee	10-K	001-05647	4.1	March 28, 2002

4.2	Indenture, dated as of February 15, 1996, between Mattel and Chemical Trust Company of California (now known as J. P. Morgan Trust Company, National Association) relating to Senior Debt Securities	S-3ASR	333-134740	4.1	June 5, 2006

4.3	Form of Indenture between Mattel and J. P. Morgan Trust Company, National Association, relating to Subordinated Debt Securities	S-3ASR	333-134740	4.2	June 5, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.4	Underwriting Agreement dated June 8, 2006, between Mattel and Banc of America Securities LLC and Citigroup Global Markets Inc.	8-K	001-05647	1.1	June 12, 2006

4.5	Form of Floating Rate Notes due June 15, 2009	8-K	001-05647	4.1	June 12, 2006

4.6	Form of 6.125% Notes due June 15, 2011	8-K	001-05647	4.2	June 12, 2006

10.0	Third Amended and Restated Credit Agreement dated as of March 23, 2005, among Mattel, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.0	March 29, 2005

10.1	First Amended and Restated Receivables Purchase Agreement dated as of March 20, 2002 among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-K	001-05647	10.1	March 28, 2002

10.2	Amendment No. 1 to First Amended and Restated Receivables Purchase Agreement dated as of March 19, 2004, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-Q	001-05647	99.1	May 7, 2004

10.3	Amendment No. 2 to First Amended and Restated Receivables Purchase Agreement dated as of March 23, 2005, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.1	March 29, 2005

10.4	Credit Agreement dated as of December 9, 2005, among Mattel Asia Pacific Sourcing Limited, as Borrower, Mattel, Inc., as Company, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.1	December 15, 2005

10.5	Continuing Guaranty Agreement dated as of December 9, 2005, by Mattel, Inc., as Guarantor, to Bank of America, N.A., as Administrative Agent	8-K	001-05647	99.2	December 15, 2005

10.6	Distribution Agreement dated November 12, 1997 among Mattel, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation	10-K	001-05647	10.2	March 24, 2003

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

Executive Compensation Plans and Arrangements of Mattel

10.7	Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers	10-K	001-05647	10.9	March 28, 2001

10.8	Executive Employment Agreement dated October 18, 2000 between Mattel and Robert A. Eckert	10-K	001-05647	10.10	March 28, 2001

10.9	Amendment to Executive Employment Agreement between Mattel and Robert A. Eckert dated March 8, 2005	8-K	001-05647	99.7	March 18, 2005

10.10	Letter Agreement between Mattel and Robert A. Eckert entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.1	April 8, 2005

10.11	Executive Employment Agreement dated January 31, 2000 between Mattel and Neil B. Friedman	10-K	001-05647	10.12	March 10, 2000

10.12	Amendment to Employment Agreement dated November 14, 2000 between Mattel and Neil B. Friedman	10-K	001-05647	10.29	March 28, 2001

10.13	Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Neil B. Friedman dated February 10, 2000	10-K	001-05647	10.14	March 10, 2000

10.14	Letter agreement between Mattel and Neil B. Friedman entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.5	April 8, 2005

10.15	Consent of Neil B. Friedman to Transfer of Principal Place of Employment Pursuant to Executive Employment Agreement	8-K	001-05647	99.3	March 30, 2007

10.16	Amended and Restated Executive Employment Agreement dated March 28, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.33	March 28, 2001

10.17	Amendment to Employment Agreement and Stock Option Grant Agreements dated July 20, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.34	March 28, 2001

10.18	Amendment to Employment Agreement dated March 6, 2002 between Mattel and Kevin M. Farr	10-K	001-05647	10.30	March 28, 2002

10.19	Letter agreement between Mattel and Kevin M. Farr entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.4	April 8, 2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.20	Executive Employment Agreement dated November 13, 2000 between Mattel and Thomas A. Debrowski	10-K	001-05647	10.24	March 8, 2005

10.21	Letter agreement between Mattel and Thomas A. Debrowski entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.3	April 8, 2005

10.22	Letter agreement between Mattel and Thomas A. Debrowski dated October 11, 2005, entered into October 12, 2005, amending Mr. Debrowski’s employment agreement	8-K	001-05647	99.2	October 14, 2005

10.23	Employment letter dated August 22, 2000 between Mattel and Bryan G. Stockton	10-K	001-05647	10.25	March 12, 2004

10.24	Letter agreement between Mattel and Bryan G. Stockton entered into on March 28, 2005, regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	10-K	001-05647	10.31	February 27, 2006

10.25	2002 Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 11, 2002

10.26	Mattel Incentive Plan	DEF 14A	001-05647	Appendix E	April 12, 2007

10.27	Mattel, Inc. 2003 Long-Term Incentive Plan	DEF 14A	001-05647	Appendix A	April 2, 2003

10.28	Amendment No.1 to Mattel, Inc. 2003 Long-Term Incentive Plan	8-K	001-05647	99.1	March 18, 2005

10.29	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002

10.30	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-K	001-05647	10.12	March 31, 1999

10.31	Amendment No. 1 to Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-K	001-05647	10.43	March 28, 2001

10.32	Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan as of May 1, 1996	10-K	001-05647	10.37	March 28, 2002

10.33	Amendment No. 1 to Mattel, Inc. Amended & Restated Supplemental Executive Retirement Plan	10-K	001-05647	10.22	March 10, 2000

10.34	Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.5	March 18, 2005
10.35	The Fisher-Price Pension Plan (1994 Restatement)	10-K	001-05647	10.41	March 28, 2002

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.36		Fifth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.49	March 28, 2001

10.37		Sixth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.43	March 28, 2002

10.38		Seventh Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.36	March 12, 2004

10.39		Eighth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.37	March 12, 2004

10.40		Ninth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.48	February 27, 2006

10.41		Tenth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.48	February 26, 2007

10.42	*	The Fisher-Price Section 415 Excess Benefit Plan

10.43		Mattel, Inc. Personal Investment Plan, January 1, 2006 Restatement	10-K	001-05647	10.50	February 26, 2007

10.44		Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the “1996 Plan”)	10-K	001-05647	10.58	March 28, 2002

10.45		Amendment to the 1996 Plan	S-8	333-75145	4.2	March 26, 1999

10.46		Amendment No. 2 to the 1996 Plan	10-K	001-05647	10.42	March 10, 2000

10.47		Amendment No. 3 to the 1996 Plan	10-Q	001-05647	99.1	May 3, 2000

10.48		Amendment No. 4 to the 1996 Plan	10-K	001-05647	10.68	March 28, 2001

10.49		Amendment No. 5 to the 1996 Plan	10-Q	001-05647	99.1	October 26, 2001

10.50		Amendment to the 1996 Plan	10-K	001-05647	10.64	March 28, 2002

10.51		Amendment No. 6 to the 1996 Plan	10-Q	001-05647	99.0	August 9, 2002

10.52		Amendment No. 7 to the 1996 Plan	10-Q	001-05647	99.0	November 12, 2002

10.53		Form of Option Grant Agreement for Outside Directors (Initial Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.1	August 14, 2003

10.54		Form of Option Grant Agreement for Outside Directors (Annual Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.2	August 14, 2003

10.55		Form of Option Grant Agreement (Three Year Vesting) under the 1996 Plan, as amended	10-Q	001-05647	99.3	August 14, 2003
10.56		Form of Grant Agreement for a Restricted Stock Grant under the Mattel, Inc. 1996 Stock Option Plan	8-K	001-05647	99.6	March 18, 2005

10.57		Mattel, Inc. 1997 Premium Price Stock Option Plan (the “1997 Plan”)	DEF 14A	001-05647	A	March 26, 1998

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.58	First Amendment to the 1997 Plan	10-Q	001-05647	10.00	July 21, 1998

10.59	Second Amendment to the 1997 Plan	10-K	001-05647	10.26	March 31, 1999

10.60	Amendment No. 3 to the 1997 Plan	10-K	001-05647	10.48	March 10, 2000

10.61	Amendment No. 4 to the 1997 Plan	10-K	001-05647	10.75	March 28, 2001

10.62	Amendment No. 5 to the 1997 Plan	10-Q	001-05647	99.1	August 9, 2002

10.63	Form of Option and TLSAR Agreement under the 1997 Plan (25% Premium Grant), as amended	10-Q	001-05647	10.1	July 21, 1998

10.64	Form of Option and TLSAR Agreement under the 1997 Plan (33 1/3 % Premium Grant), as amended	10-Q	001-05647	10.2	July 21, 1998

10.65	Mattel 1999 Stock Option Plan (the “1999 Plan”)	10-K	001-05647	10.51	March 10, 2000

10.66	Amendment No. 1 to the 1999 Plan	10-Q	001-05647	99.2	May 3, 2000

10.67	Amendment No. 2 to the 1999 Plan	10-K	001-05647	10.80	March 28, 2001

10.68	Amendment No. 3 to the 1999 Plan	10-Q	001-05647	99.2	August 9, 2002

10.69	Form of Option Grant Agreement (Three Year Vesting) under the 1999 Plan, as amended	10-K	001-05647	10.77	March 12, 2004

10.70	Mattel, Inc. 2005 Equity Compensation Plan (“the 2005 Plan”)	DEF 14A	001-05647	Appendix C	April 13, 2005

10.71	Form of Grant Agreement as of August 1, 2005 for grants to employees of Non-Qualified Stock Options (“NQSOs”) under the 2005 Plan	8-K	001-05647	99.1	August 5, 2005

10.72	Form of Grant Agreement as of August 1, 2006 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	August 4, 2006

10.73	Form of Grant Agreement as of May 17, 2007 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	May 18, 2007

10.74	Form of Grant Agreement as of August 1, 2006 for grants to employees of Restricted Stock Units with Dividend Equivalents (“RSUs”) under the 2005 Plan	8-K	001-05647	99.5	August 4, 2006
10.75	Form of Grant Agreement as of May 17, 2007 for grants to employees of RSUs under the 2005 Plan	8-K	001-05647	99.1	May 18, 2007
10.76	Form of Grant Agreement for August 1, 2005 grant to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 5, 2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.77	Form of Grant Agreement for August 1, 2006 and August 1, 2007 grants to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.1	August 4, 2006

10.78	Form of Grant Agreement for August 1, 2006 grant to Robert A. Eckert of RSUs under the 2005 Plan	8-K	001-05647	99.6	August 4, 2006

10.79	Form of Grant Agreement for August 1, 2007 grant to Robert A. Eckert of RSUs under the 2005 Plan	8-K	001-05647	99.5	May 18, 2007

10.80	Form of Grant Agreement for August 1, 2005 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.4	August 5, 2005

10.81	Form of Grant Agreement for August 1, 2006 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 4, 2006

10.82	Form of Grant Agreement for August 1, 2007 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.4	May 18, 2007

10.83	Form of Grant Agreement for August 1, 2005 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.5	August 5, 2005

10.84	Form of Grant Agreement for August 1, 2006 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	August 4, 2006

10.85	Form of Grant Agreement for August 1, 2007 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	May 18, 2007

10.86	Form of Grant Agreement for August 1, 2005 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.6	August 5, 2005

10.87	Form of Grant Agreement for August 1, 2006 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.4	August 4, 2006

10.88	Form of Grant Agreement for August 1, 2007 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.2	May 18, 2007

10.89	Form of Grant Agreement for October 18, 2005 grant to Neil B. Friedman of RSUs under the 2005 Plan	8-K	001-05647	99.1	October 14, 2005
10.90	Form of Amendment to Grant Agreement for October 18, 2005 grant to Neil B. Friedman of RSUs under the 2005 Plan	8-K	001-05647	99.4	May 12, 2006
10.91	Form of Grant Agreement as of March 16, 2006 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.1	March 17, 2006

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.92		Form of Grant Agreement as of March 16, 2006 for Initial Grant to Outside Director of RSUs under the 2005 Plan	10-Q	001-05647	99.0	May 3, 2006

10.93		Form of Grant Agreement as of September 15, 2006 for Initial Grant to Outside Director of RSUs under the 2005 Plan	10-Q	001-05647	99.0	August 2, 2006

10.94		Form of Grant Agreement as of May 17, 2007 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.6	May 18, 2007

10.95		Form of Grant Agreement as of May 17, 2007 for Initial Grant to Outside Director of RSUs under the 2005 Plan	8-K	001-05647	99.7	May 18, 2007

10.96		Form of Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	10-Q	001-05647	99.0	August 3, 2005

10.97		Form of Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of RSUs under the 2005 Plan	10-Q	001-05647	99.1	August 3, 2005

10.98		Form of Amendment to Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of RSUs under the 2005 Plan	8-K	001-05647	99.3	May 12, 2006

10.99		Form of Grant Agreement for May 11, 2006 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.1	May 12, 2006

10.100		Form of Grant Agreement for May 11, 2006 Annual Grants to Outside Directors of RSUs under the 2005 Plan	8-K	001-05647	99.2	May 12, 2006

10.101		Form of Grant Agreement for May 18, 2007 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.8	May 18, 2007

10.102		Form of Grant Agreement for May 18, 2007 Annual Grants to Outside Directors of RSUs under the 2005 Plan	8-K	001-05647	99.9	May 18, 2007

10.103		Mattel, Inc. Key Executive Life Insurance Plan (for Robert A. Eckert)	10-K	001-05647	10.109	February 26, 2007
10.104	*	Mattel, Inc. Summary of Compensation of the Non-Employee Members of the Board of Directors

11.0*		Computation of Income per Common and Potential Common Share

12.0*		Computation of Earnings to Fixed Charges
21.0*		Subsidiaries of the Registrant as of December 31, 2007

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
23.0*	Consent of Independent Registered Public Accounting Firm

24.0*	Power of Attorney (on page 122 of Form 10-K)

31.0*	Certification of Principal Executive Officer dated February 26, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated February 26, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated February 26, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

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

Kevin M. Farr Chief Financial Officer

Date: February 26, 2008

POWER OF ATTORNEY

We, the undersigned directors and officers of Mattel, Inc. do hereby severally constitute and appoint Robert A. Eckert, Robert Normile, Norman Gholson, and Tully M. Friedman, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. ECKERT Robert A. Eckert	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2008

/s/ KEVIN M. FARR Kevin M. Farr	Chief Financial Officer (principal financial officer)	February 26, 2008

/s/ H. SCOTT TOPHAM H. Scott Topham	Senior Vice President and Corporate Controller (principal accounting officer)	February 26, 2008

Signature	Title	Date

/s/ MICHAEL J. DOLAN Michael J. Dolan	Director	February 26, 2008

/s/ TULLY M. FRIEDMAN Tully M. Friedman	Director	February 26, 2008

/s/ DR. FRANCES D. FERGUSSON Dr. Frances D. Fergusson	Director	February 26, 2008

/s/ DOMINIC NG Dominic Ng	Director	February 26, 2008

/s/ VASANT M. PRABHU Vasant M. Prabhu	Director	February 26, 2008

/s/ ANDREA L. RICH Andrea L. Rich	Director	February 26, 2008

/s/ RONALD L. SARGENT Ronald L. Sargent	Director	February 26, 2008

/s/ DEAN A. SCARBOROUGH Dean A. Scarborough	Director	February 26, 2008

/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Director	February 26, 2008

/s/ G. CRAIG SULLIVAN G. Craig Sullivan	Director	February 26, 2008

/s/ KATHY BRITTAIN WHITE Kathy Brittain White	Director	February 26, 2008

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations	Net Deductions		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2007	$19,402	$6,203	$(4,141	)(a)	$21,464
Year ended December 31, 2006	24,577	3,399	(8,574	)(a)	19,402
Year ended December 31, 2005	32,831	3,108	(11,362	)(a)	24,577

Allowance for Inventory Obsolescence
Year ended December 31, 2007	$43,263	$35,327	$(26,889	)(b)	$51,701
Year ended December 31, 2006	60,535	22,953	(40,225	)(b)	43,263
Year ended December 31, 2005	65,231	27,574	(32,270	)(b)	60,535

Income Tax Valuation Allowances
Year ended December 31, 2007	$185,459	$11,815	$(32,721	)(c)	$164,553
Year ended December 31, 2006	201,809	12,564	(28,914	)(c)	185,459
Year ended December 31, 2005	205,277	16,249	(19,717	)(c)	201,809

(a)	Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.
(b)	Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw materials, write-downs and currency translation adjustments.
(c)	Primarily represents utilization and write-offs of loss carryforwards.