Form 10-Q
period 2008-03-31
MATTEL INC /DE/
filed 2008-04-25
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2008

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

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 23, 2008:

361,917,908 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	March 31, 2007	December 31, 2007
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$624,863	$984,197	$901,148
Accounts receivable, net	728,229	730,579	991,196
Inventories	534,158	448,553	428,710
Prepaid expenses and other current assets	314,503	202,033	271,882

Total current assets	2,201,753	2,365,362	2,592,936

Noncurrent Assets
Property, plant, and equipment, net	514,747	518,828	518,616
Goodwill	846,264	850,046	845,649
Other noncurrent assets	878,728	733,374	848,254

Total Assets	$4,441,492	$4,467,610	$4,805,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$349,003
Current portion of long-term debt	10,000	90,000	50,000
Accounts payable	307,591	259,515	441,145
Accrued liabilities	505,709	473,466	713,209
Income taxes payable	3,214	23,697	17,072

Total current liabilities	826,514	846,678	1,570,429

Noncurrent Liabilities
Long-term debt	900,000	560,000	550,000
Other noncurrent liabilities	375,704	428,251	378,284

Total noncurrent liabilities	1,275,704	988,251	928,284

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,632,945	1,613,259	1,635,238
Treasury stock at cost; 78.9 million shares, 46.8 million shares and 80.0 million shares, respectively	(1,548,725)	(814,975)	(1,571,511)
Retained earnings	1,930,838	1,664,103	1,977,456
Accumulated other comprehensive loss	(117,153)	(271,075)	(175,810)

Total stockholders’ equity	2,339,274	2,632,681	2,306,742

Total Liabilities and Stockholders’ Equity	$4,441,492	$4,467,610	$4,805,455

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited; in thousands, except per share amounts)
Net Sales	$919,299	$940,265
Cost of sales	522,463	521,579

Gross Profit	396,836	418,686
Advertising and promotion expenses	102,961	105,310
Other selling and administrative expenses	330,410	292,745

Operating (Loss) Income	(36,535)	20,631
Interest expense	16,049	14,483
Interest (income)	(8,547)	(11,960)
Other non-operating expense, net	15,765	2,470

(Loss) Income Before Income Taxes	(59,802)	15,638
(Benefit) provision for income taxes	(13,156)	3,675

Net (Loss) Income	$(46,646)	$11,963

Net (Loss) Income Per Common Share—Basic	$(0.13)	$0.03

Weighted average number of common shares	361,751	389,883

Net (Loss) Income Per Common Share—Diluted	$(0.13)	$0.03

Weighted average number of common and potential common shares	361,751	396,750

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(46,646)	$11,963
Adjustments to reconcile net (loss) income to net cash flows used for operating activities:
Net gain on disposal of property, plant, and equipment	(100)	(129)
Depreciation	40,315	40,910
Amortization	2,911	2,920
Deferred income taxes	(25,668)	(16,429)
Shared-based compensation	7,050	3,656
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	289,525	216,674
Inventories	(89,921)	(64,046)
Prepaid expenses and other current assets	(31,404)	112,731
Accounts payable, accrued liabilities, and income taxes payable	(365,647)	(643,675)
Other, net	(44,850)	8,889

Net cash flows used for operating activities	(264,435)	(326,536)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(16,544)	(13,408)
Purchases of other property, plant, and equipment	(16,153)	(10,733)
Proceeds from sale of other property, plant, and equipment	1,388	174
Proceeds from foreign currency forward exchange contracts	34,256	—

Net cash flows provided by (used for) investing activities	2,947	(23,967)

Cash Flows From Financing Activities:
Payments of short-term borrowings	(349,003)	—
Payments of long-term borrowings	(40,000)	(50,000)
Proceeds from long-term borrowings	347,182	—
Share repurchases	(129)	—
Proceeds from exercise of stock options	13,320	174,836
Other, net	373	5,764

Net cash flows (used for) provided by financing activities	(28,257)	130,600

Effect of Currency Exchange Rate Changes on Cash	13,460	(1,452)

Decrease in Cash and Equivalents	(276,285)	(221,355)
Cash and Equivalents at Beginning of Period	901,148	1,205,552

Cash and Equivalents at End of Period	$624,863	$984,197

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, gross	$22,369	$25,220
Interest	9,301	9,263

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

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2007 Annual Report on Form 10-K.

2.	Change in Accounting Principle

Effective January 1, 2008, Mattel adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2 delayed the adoption date until January 1, 2009 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. Mattel’s adoption of SFAS No. 157 did not require a cumulative effect adjustment to the opening balance of its retained earnings.

SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy, which prioritizes the information used to develop assumptions, gives the highest priority to quoted prices in active markets, and lowest priority to unobservable data such as the reporting entity’s own data. See “Note 8 to the Consolidated Financial Statements—Fair Value Measurements”.

3.	Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts of $23.2 million, $19.4 million, and $21.5 million as of March 31, 2008, March 31, 2007, and December 31, 2007, respectively.

4.	Inventories

Inventories include the following:

	March 31, 2008	March 31, 2007	December 31, 2007
	(In thousands)
Raw materials and work in process	$58,350	$56,294	$51,730
Finished goods	475,808	392,259	376,980

	$534,158	$448,553	$428,710

5.	Property, Plant, and Equipment

Property, plant, and equipment, net include the following:

	March 31, 2008	March 31, 2007	December 31, 2007
	(In thousands)
Land	$26,940	$28,962	$26,875
Buildings	241,078	239,070	240,252
Machinery and equipment	814,624	759,911	793,312
Tools, dies, and molds	600,486	541,071	589,191
Capital leases	23,271	23,271	23,271
Leasehold improvements	152,072	130,974	147,175

	1,858,471	1,723,259	1,820,076
Less: accumulated depreciation	(1,343,724)	(1,204,431)	(1,301,460)

	$514,747	$518,828	$518,616

6.	Goodwill

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

The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2008 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

	December 31, 2007	Impact of Currency Exchange Rate Changes	March 31, 2008
	(In thousands)
Mattel Girls Brands US	$38,751	$(23)	$38,728
Mattel Boys Brands US	124,469	(12)	124,457
Fisher-Price Brands US	217,383	(4)	217,379
American Girl Brands	207,571	—	207,571
International	257,475	654	258,129

	$845,649	$615	$846,264

7.	Other Noncurrent Assets

Other noncurrent assets include the following:

	March 31, 2008	March 31, 2007	December 31, 2007
	(In thousands)
Deferred income taxes	$492,862	$517,715	$467,531
Identifiable intangibles (net of amortization of $54.5 million, $44.9 million, and $52.0 million, respectively)	68,140	52,964	70,628
Nonamortizable identifiable intangibles	128,382	15,400	128,382
Other	189,344	147,295	181,713

	$878,728	$733,374	$848,254

On August 16, 2007, Mattel acquired the rights to manufacture, distribute, and market several game properties, including Apples to Apples®, Snorta!®, and Blink®, for $25.3 million, including acquisition costs.

On May 23, 2007, Mattel acquired Origin Products Limited (“Origin”), which owns the Polly Pocket® trademark and trade name rights, for $79.1 million in cash, including acquisition costs. Prior to the acquisition, Mattel had exclusive rights to manufacture, design, and distribute Polly Pocket® products. In connection with the acquisition of Origin, Mattel recorded nonamortizable intangible assets totaling $113.0 million, including the $79.1 million for the purchase price and acquisition costs, along with related deferred tax liabilities.

8.	Fair Value Measurements

Mattel adopted SFAS No. 157 on January 1, 2008, which clarifies that fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Under SFAS No. 157, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Mattel. Unobservable inputs are those that reflect Mattel’s assumptions about what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•

Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Mattel’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The impact of Mattel’s creditworthiness has been considered in the fair value measurements noted below. In addition, under SFAS No. 157, the fair value measurement of a liability must reflect the nonperformance risk of an entity. Mattel does not have any significant assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of March 31, 2008. Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis using Level 2 inputs as of March 31, 2008 include the following (in thousands):

Assets:
Foreign currency forward exchange contracts (a)	$13,531

Liabilities:
Foreign currency forward exchange contracts (a)	44,772
Interest rate swaps (b)	5,304
Deferred compensation obligation (c)	47,153

Total liabilities	$97,229

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their short-term maturity dates for contracts involving the same currencies and maturity dates.

(b)	The fair value of the interest rate swaps is based on dealer quotes using cash flows discounted at relevant market interest rates.
(c)	The fair value of the obligation is based primarily on third-party reported net asset values, which is primarily based on quoted market prices of the underlying assets of the funds.

9.	Accrued Liabilities

Accrued liabilities include the following:

	March 31, 2008	March 31, 2007	December 31, 2007
	(In thousands)
Royalties	$51,444	$60,314	$100,294
Advertising and promotion	51,478	57,975	67,116
Receivable collections due bank	24,523	19,442	48,343
Derivative payable	44,680	7,199	22,700
Other	333,584	328,536	474,756

	$505,709	$473,466	$713,209

10.	Product Recalls and Withdrawals

During 2007, Mattel recalled products with high-powered magnets that may become dislodged and other products, some of which were produced using non-approved paint containing lead in excess of applicable regulatory and Mattel standards. During 2007, additional products were recalled, withdrawn from retail stores, or replaced at the request of consumers as a result of small parts separating from a product and the presence of lead in the substrate in excess of an Illinois regulatory standard in other products (collectively, the “2007 Product Recalls”).

During the three months ended March 31, 2008, incremental reserve charges related to the 2007 Product Recalls were recorded based on estimates associated with the expected levels of affected product at retail and consumer return rates primarily in international markets, which reduced operating income by $3.2 million.

The following table summarizes Mattel’s reserves and reserve activity for the 2007 Product Recalls for the three months ended March 31, 2008:

	Reserves at December 31, 2007	Reserves Used	Changes in Estimates	Impact of Currency Exchange Rate Changes	Reserves at March 31, 2008
	(In thousands)
Product returns/redemption	$12,612	$(7,932)	$2,460	$399	$7,539
Other	2,360	(879)	768	—	2,249

	$14,972	$(8,811)	$3,228	$399	$9,788

Although management is not aware of any additional quality or safety issues that are probable of resulting in material recalls or withdrawals, there can be no assurance that additional issues will not be identified in the future. Mattel believes that it has some of the most rigorous quality and safety testing procedures in the toy industry. Management also believes that Mattel’s history of acting responsibly and quickly will maintain the trust of its customers and consumers. However, the 2007 Product Recalls may have a negative impact on both customer and consumer demand for Mattel’s products in the future.

11.	Long-term Debt

Long-term debt includes the following:

	March 31, 2008	March 31, 2007	December 31, 2007
	(In thousands)
Medium-term notes due November 2008 to November 2013	$260,000	$350,000	$300,000
2006 Senior Notes due June 2009 to June 2011	300,000	300,000	300,000
2008 Senior Notes due March 2013	350,000	—	—

	910,000	650,000	600,000
Less: current portion	(10,000)	(90,000)	(50,000)

	$900,000	$560,000	$550,000

In March 2008, Mattel issued $350.0 million of unsecured 5.625% Senior Notes (“2008 Senior Notes”) due March 15, 2013. Interest on the 2008 Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2008. Mattel may redeem all or part of the 2008 Senior Notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 50 basis points.

12.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	March 31, 2008	March 31, 2007	December 31, 2007
	(In thousands)
Noncurrent tax liabilities	$119,182	$129,361	$120,553
Benefit plan liabilities	144,874	181,725	149,045
Other	111,648	117,165	108,686

	$375,704	$428,251	$378,284

13.	Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Net (loss) income	$(46,646)	$11,963
Currency translation adjustments	72,823	6,395
Defined benefit pension plans, net prior service cost and net actuarial loss	304	—
Net unrealized change in derivative instruments:
Unrealized holding losses	(18,580)	348
Reclassification adjustment for realized losses (gains) included in net income	4,110	(957)

	(14,470)	(609)

	$12,011	$17,749

The components of accumulated other comprehensive loss are as follows:

	March 31, 2008	March 31, 2007	December 31, 2007
	(In thousands)
Currency translation adjustments	$(9,451)	$(162,532)	$(82,274)
Defined benefit pension and other postretirement plans, net of tax	(72,773)	(101,393)	(73,077)
Net unrealized loss on derivative instruments, net of tax	(34,929)	(7,150)	(20,459)

	$(117,153)	$(271,075)	$(175,810)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures were related to entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, and Brazilian real. For the three months ended March 31, 2008, currency translation adjustments resulted in a net gain of $72.8 million, with gains from the strengthening of the Euro, Chilean peso, and Mexican peso against the US dollar. For the three months ended March 31, 2007, currency translation adjustments resulted in a net gain of $6.4 million, with gains from the strengthening of the Euro against the US dollar, partially offset by the weakening of the Mexican peso against the US dollar.

14.	Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in non-operating (income) expense in the consolidated statements of operations. Inventory purchase transactions denominated in the Euro, British pound sterling, Australian dollar, Mexican peso, and Venezuelan bolivar fuerte are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction (gains) losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Operating (income) loss	$(14,997)	$(6,516)
Other non-operating expense, net	16,758	1,223

Net transaction loss (gains)	$1,761	$(5,293)

15.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Design and development	$42,612	$43,934
Identifiable intangible asset amortization	2,488	2,230

16.	Earnings (Loss) Per Share

Basic net income (loss) per common share is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common shares and potential common shares outstanding during each period. The calculation of potential common shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices. All potential common shares were excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2008 because they were anti-dilutive due to Mattel’s net loss position. Nonqualified stock options totaling 1.5 million shares were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2007 because they were anti-dilutive.

17.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 5 to the Consolidated Financial Statements in its 2007 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Service cost	$3,324	$2,986
Interest cost	6,585	6,277
Expected return on plan assets	(6,734)	(6,363)
Amortization of prior service cost	478	489
Recognized actuarial loss	1,462	2,140

	$5,115	$5,529

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Service cost	$24	$27
Interest cost	717	688
Recognized actuarial loss	129	185

	$870	$900

During the three months ended March 31, 2008, Mattel made cash contributions to its defined benefit pension and postretirement benefit plans totaling approximately $6 million and $1 million, respectively. Mattel expects to make cash contributions totaling approximately $14 million to its defined benefit pension and postretirement benefit plans during 2008, including approximately $9 million to cover benefit payments for its unfunded plans.

18.	Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in Note 8 to the Consolidated Financial Statements in its 2007 Annual Report on Form 10-K. Under the Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”), Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of three years from the date of grant. Such stock options under the 2005 Plan were granted with exercise prices at or above the fair market value of Mattel’s common stock on the applicable measurement dates.

Compensation expense, included within other selling and administrative expense, related to stock options and RSUs is as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Stock option compensation expense	$1,786	$1,210
RSU compensation expense	5,264	2,446

	$7,050	$3,656

As of March 31, 2008, total unrecognized compensation cost related to unvested share-based payments totaled $60.7 million and is expected to be recognized over a weighted-average period of 2.2 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock options exercises for the three months ended March 31, 2008 and 2007 was $13.3 million and $174.8 million, respectively, and the tax benefit recognized as additional paid-in capital during the three months ended March 31, 2008 and 2007 was $0.3 million and $4.1 million, respectively.

19.	Contingencies

With regard to the claims against Mattel described below, Mattel intends to defend itself vigorously. Management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of March 31, 2008. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

In November 2006, Mattel asked the Court for leave to file an Amended Complaint that included not only additional claims against Bryant, but also included claims for copyright infringement, RICO violations, misappropriation of trade secrets, intentional interference with contract, aiding and abetting breach of fiduciary duty and breach of duty of loyalty, and unfair competition, among others, against MGA, Isaac Larian, certain MGA affiliates and an MGA employee. The basis for the Amended Complaint was the MGA defendants’ infringement of Mattel’s copyrights and their pattern of misappropriation of trade secrets and unfair competition in violation of the applicable statutes. On January 12, 2007, the Court granted Mattel leave to file these claims as counterclaims in the consolidated cases, which Mattel did that same day.

The Court has bifurcated the trial. The first phase trial is currently scheduled to begin on May 27, 2008 and will decide the claims and counterclaims that relate to Carter Bryant’s creation of Bratz and his affiliation with MGA. The Court has not yet scheduled the second trial phase.

Litigation Related to Product Recalls

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

Eighteen of those cases were commenced in the following United States District Courts: ten in the Central District of California (Mayhew v. Mattel, filed August 7, 2007; White v. Mattel, filed August 16, 2007; Luttenberger v. Mattel, filed August 23, 2007; Puerzer v. Mattel, filed August 29, 2007; Shah v. Fisher-Price, filed September 13, 2007; Rusterholtz v. Mattel, filed September 27, 2007; Jimenez v. Mattel, filed October 12, 2007; Probst v. Mattel, filed November 5, 2007; Entsminger v. Mattel, filed November 9, 2007; and White v. Mattel, filed November 26, 2007, hereinafter, “White II”); three in the Southern District of New York (Shoukry v. Fisher-Price, filed August 10, 2007; Goldman v. Fisher-Price, filed August 31, 2007; and Allen v. Fisher-Price, filed November 16, 2007), two in the Eastern District of Pennsylvania (Monroe v. Mattel, filed

August 17, 2007, and Chow v. Mattel, filed September 7, 2007), one in the Southern District of Indiana (Sarjent v. Fisher-Price, filed August 16, 2007), one in the District of South Carolina (Hughey v. Fisher-Price, filed August 24, 2007), and one in the Eastern District of Louisiana (Sanders v. Mattel, filed November 14, 2007). Two other actions originally filed in Los Angeles County Superior Court have since been removed to federal court in the Central District of California (Healy v. Mattel, filed August 21, 2007, and Powell v. Mattel, filed August 20, 2007). Another lawsuit commenced in San Francisco County Superior Court was removed to the federal court in the Northern District of California (Harrington v. Mattel, filed August 20, 2007). One other action was commenced in District of Columbia Superior Court and removed to the United States District Court for the District of Columbia (DiGiacinto v. Mattel, filed August 29, 2007). Mattel was named as a defendant in all of the actions, while Fisher-Price was named as a defendant in nineteen of the cases.

Multidistrict Litigation (MDL)

On September 5, 2007, Mattel and Fisher-Price filed a motion before the Judicial Panel on Multidistrict Litigation (“JPML”) asking that all federal actions related to the recalls be coordinated and transferred to the Central District of California (In re Mattel Inc. Toy Lead Paint Products Liability Litigation). On December 18, 2007, the JPML issued a transfer order, transferring six actions pending outside the Central District of California (Sarjent, Shoukry, Goldman, Monroe, Chow and Hughey) to the Central District of California for coordinated or consolidated pretrial proceedings with five actions pending in the Central District (Mayhew, White, Luttenberger, Puerzer and Shah). The remaining cases (Healy, Powell, Rusterholtz, Jiminez, Probst, Harrington, DiGiacinto, Allen, Sanders, Entsminger, and White II), so-called “potential tag-along actions,” are either already pending in the Central District of California or have been transferred there pursuant to January 3 and January 17, 2008 conditional transfer orders issued by the JPML. These matters are all currently pending in In re Mattel, Inc. Toy Lead Paint Products Liability Litigation, No. 2:07-ML-01897-DSF-AJW, MDL 1897 (C. D. Ca.) (the “MDL proceeding”).

On March 31, 2008, plaintiffs filed a Consolidated Amended Class Action Complaint (the “Consolidated Complaint”) in the MDL proceeding. Plaintiffs seek certification of a class of all persons who, from May 2003 through the present, purchased and/or acquired certain allegedly hazardous toys. The Consolidated Complaint defines hazardous toys as those toys recalled between August 2, 2007 and October 25, 2007, due to the presence of lead in excess of applicable standards in the paint on some parts of some of the toys; those toys recalled on November 21, 2006 and August 14, 2007, related to magnets; and the red and green toy blood pressure cuffs voluntarily withdrawn from retail stores or replaced at the request of consumers. The Consolidated Complaint refers to other, unidentified toys that allegedly contain lead in excess of applicable standards or unsafe magnets that have not been recalled. Defendants named in the Consolidated Complaint are Mattel, Fisher-Price, Target Corporation, Toys “R” Us, Inc., Wal-Mart Stores, Inc., KB Toys, Inc., and Kmart Corporation. Mattel has offered to assume the defense of and to indemnify the retailers named in the Consolidated Complaint for the specific claims raised in the Consolidated Complaint, which claims relate to the sale of Mattel and Fisher-Price toys.

In the Consolidated Complaint, plaintiffs assert claims for breach of implied and express warranties, negligence, strict liability, violation of the United States Consumer Product Safety Act and related Consumer Product Safety Rules, various California consumer protection statutes, and unjust enrichment. Plaintiffs seek (i) declaratory and injunctive relief enjoining defendants from continuing the allegedly unlawful practices raised in the Consolidated Complaint; (ii) restitution and disgorgement of monies acquired by defendants from the allegedly unlawful practices; (iii) costs of initial diagnostic blood lead level testing to detect possible injury to plaintiffs and members of the class; (iv) costs of treatment for those who test positive to the initial diagnostic blood lead level testing; (v) reimbursement of the purchase price for the allegedly hazardous toys; and (vi) costs and attorneys’ fees. Discovery has commenced and is ongoing, but is in the very early stages.

California Proposition 65 Claims

On November 19, 2007, the California Attorney General, joined by the Los Angeles City Attorney, brought suit against Mattel and Fisher-Price, along with a number of other entities alleged to have manufactured and/or sold children’s products that exposed children to lead, in Alameda County Superior Court in California. The complaint asserts claims for violation of Proposition 65 (California Health & Safety Code § 25249.6 et seq.) and the California Unfair Competition Act (California Business & Professions Code § 17200 et seq.) and seeks civil penalties up to $2,500 per day for each violation of each statute, restitution pursuant to Business & Professions Code § 17203, and injunctive relief. The filing of this action by the Attorney General precluded several environmental non-profit groups that had issued pre-suit notices of intent to bring Proposition 65 claims from proceeding with such claims of their own. The California Attorney General’s lawsuit was served on Mattel and Fisher-Price on January 23, 2008. The Alameda County Superior Court has designated the case as complex and continued the date on which responsive pleadings must be filed until at least May 22, 2008; accordingly, this litigation remains at a preliminary stage.

Product Liability Litigation in Canada

Since September 26, 2007, eight proposed class actions have been filed in the provincial superior courts of the following Canadian provinces: British Columbia (Trainor v. Fisher-Price, filed September 26, 2007); Alberta (Cairns v. Fisher-Price, filed September 26, 2007); Saskatchewan (Sharp v. Mattel Canada, filed September 26, 2007); Quebec (El-Mousfi v. Mattel Canada, filed September 27, 2007, and Fortier v. Mattel Canada, filed October 10, 2007); Ontario (Wiggins v. Mattel Canada, filed September 28, 2007); New Brunswick (Travis v. Fisher-Price, filed September 28, 2007); and Manitoba (Close v. Fisher-Price, filed October 3, 2007). Mattel, Fisher-Price and Mattel Canada are defendants in all of the actions, and Fisher-Price Canada is a defendant in two of the actions (El-Mousfi and Wiggins). All but one of the cases seek certification of both a class of residents of that province and a class of all other residents of Canada outside the province where the action was filed. The classes are generally defined similarly in all of the actions to include both purchasers of the toys recalled by Mattel and Fisher-Price in August and September 2007 and children, either directly or through their parents as “next friends,” who have had contact with those toys.

The actions in Canada generally allege that defendants were negligent in allowing their products to be manufactured and sold with lead paint on the toys and negligent in the design of the toys with small magnets, which led to the sale of defective products. The cases typically state claims in four categories: (i) production of a defective product; (ii) misrepresentations; (iii) negligence; and (iv) violations of consumer protection statutes. Plaintiffs generally seek general and special damages, damages in the amount of monies paid for testing of children based on alleged exposure to lead, restitution of any amount of monies paid for replacing recalled toys, disgorgement of benefits resulting from recalled toys, aggravated and punitive damages, pre-judgment and post-judgment interest, and an award of litigation costs and attorneys’ fees. Plaintiffs in all of the actions except one do not specify the amount of damages sought. In the Ontario action (Wiggins), plaintiff demands general damages of CDN$75 million and special damages of CDN$150 million, in addition to the other remedies. In November 2007, the class action suit commenced by Mr. Fortier was voluntarily dismissed.

After the dismissal of his class action suit, Mr. Fortier filed an individual action in Quebec (Fortier v. Mattel Canada, Inc., filed on November 22, 2007). In his individual action, Mr. Fortier alleges that he purchased recalled toys and, as a result, suffered damages, including consequential and incidental damages such as worry, concern, and costs of the products and replacement products, medicines, diagnosis, and treatment. Mr. Fortier alleges damages of CDN$5 million. Mattel has moved to stay Mr. Fortier’s individual action pending resolution of the request to proceed as a class action filed in the El-Mousfi action also pending in Quebec, and that motion to stay remains pending.

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

Since August 20, 2007, the Department of Consumer Protection and Defense (“DPDC”), the Executive Group for Consumer Protection (“PROCON”) from São Paulo, Mato Grosso and Rio de Janeiro, and public prosecutors from the States of Pernambuco, Rio Grande do Norte, and Rio de Janeiro have initiated eight administrative proceedings against Mattel do Brasil for offering products that Mattel allegedly should have known to present a risk for the consumers’ health and safety. The proceedings have been filed in the following administrative tribunals: (a) DPDC (DPDC v. Mattel do Brasil Ltda., filed August 20, 2007, and DPDC v. Mattel do Brasil Ltda., filed September 14, 2007); (b) PROCON (PROCON/MT v. Mattel do Brasil, filed August 29, 2007, PROCON/SP v. Mattel do Brasil, filed September 4, 2007, and PROCON/RJ v. Mattel do Brasil, filed August 27, 2007); and (c) the Public Prosecutor’s Office (MP/RJ v. Mattel do Brasil, filed September 27, 2007, MP/PE v. Mattel do Brasil, filed September 28, 2007, and MP/RN v. Mattel do Brasil, filed October 10, 2007). The administrative proceedings generally state claims based on the alleged negligence of Mattel do Brasil regarding recalled products. In the PROCON/SP proceeding plaintiff estimated a fine equivalent to approximately $400,000. None of the other administrative proceedings listed above specify the amount of the penalties that could be applied if the claims against Mattel do Brasil are successful. On December 21, 2007, the PROCON/SP rendered a decision and decided to impose on Mattel do Brasil a fine of approximately $0.2 million. On January 9, 2008, Mattel do Brasil filed an administrative appeal with regard to the December 21, 2007 decision.

In addition to the matters discussed above, a few individual consumers in Brazil have brought individual lawsuits against Mattel do Brasil. These lawsuits have been brought in special courts that provide expedited judgments on cases involving amounts less than $7,000 and at consumer defense agencies (PROCONs). Generally, these claims focus on alleged failures by Mattel to make refunds in cash or replace recalled products with new toys in the proper time and manner. At present there are less than 15 such individual lawsuits; none of these lawsuits states a claim for damages of more than $7,000. The special courts that provide expedited judgments have issued decisions on four lawsuits brought by individual consumers; in all four of these cases, the court’s decisions require Mattel do Brasil to refund the amounts that the consumers paid for the toys that were the subject of recalls, and in three of the four cases, Mattel do Brasil is also required to pay general damages (“danos morais”) to the consumers, which amount to approximately $250, $350 and $450, respectively.

All of the actions in Brazil are at a preliminary stage, except for the PROCON/SP administrative procedure and except for the four individual consumer lawsuits mentioned in the preceding paragraph as to which courts have issued decisions.

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

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics, Pixel Chix®, and High School Musical (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, and Tyco® R/C vehicles and playsets (collectively “Wheels”), and CARS®, Radica®, Speed Racer® and Batman® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Dora the Explorer®, Winnie the Pooh,

Go-Diego-Go!™, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels® .

American Girl Brands—including Just Like You®, the historical collection and Bitty Baby® . American Girl Brands products are sold directly to consumers, and its children’s publications are also sold to certain retailers.

Additionally, the International segment sells products in all toy categories, except American Girl Brands.

The following tables present information about revenues, income, and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income from operations represents operating income, while consolidated income from operations represents income from operations before income taxes as reported in the consolidated statements of operations. The corporate and other category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency rates on intercompany transactions.

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$225,545	$229,792
Fisher-Price Brands US	189,853	250,035
American Girl Brands	69,277	62,918

Total Domestic	484,675	542,745
International	521,992	482,091

Gross sales	1,006,667	1,024,836
Sales adjustments	(87,368)	(84,571)

	$919,299	$940,265

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Segment (Loss) Income
Domestic:
Mattel Girls & Boys Brands US	$2,651	$9,698
Fisher-Price Brands US	(1,438)	22,894
American Girl Brands	(1,663)	(668)

Total Domestic	(450)	31,924
International	23,864	38,353

	23,414	70,277
Corporate and other expense (a)	(59,949)	(49,646)

Operating (loss) income	(36,535)	20,631
Interest expense	16,049	14,483
Interest (income)	(8,547)	(11,960)
Other non-operating expense, net	15,765	2,470

(Loss) income before income taxes	$(59,802)	$15,638

(a)	Corporate and other expense includes (i) stock compensation expense of $7.1 million and $3.7 million for the three months ended March 31, 2008 and 2007, respectively, and (ii) legal fees associated with the 2007 Product Recalls during the three months ended March 31, 2008 and legal fees associated with MGA / Carter Bryant litigation matters during the three months ended March 31, 2008 and 2007.

	March 31, 2008	March 31, 2007	December 31, 2007
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$208,483	$184,920	$268,614
Fisher-Price Brands US	192,436	258,968	189,010
American Girl Brands	65,786	66,289	61,756

Total Domestic	466,705	510,177	519,380
International	748,653	587,289	840,653

	1,215,358	1,097,466	1,360,033
Corporate and other	47,029	81,666	59,873

Accounts receivable and inventories, net	$1,262,387	$1,179,132	$1,419,906

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$592,780	$567,048
Fisher-Price Brands	341,308	391,251
American Girl Brands	69,086	62,918
Other	3,493	3,619

Gross sales	1,006,667	1,024,836
Sales adjustments	(87,368)	(84,571)

Net sales	$919,299	$940,265

21.	New Accounting Pronouncements

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date for acquisitions completed on or after January 1, 2009, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions regardless of the date on which they were completed. Mattel has not completed its evaluation of SFAS No. 141(R), but does not expect the adoption of SFAS No. 141(R) to have a material effect on its operating results or financial position.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Mattel has not completed its evaluation of SFAS No. 161, but does not expect the adoption of SFAS No. 161 to have a material effect on its operating results or financial position.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics, Pixel Chix®, and High School Musical (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, and Tyco® R/C vehicles and playsets (collectively “Wheels”), and CARS®, Radica®, Speed Racer®, and Batman® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Dora the Explorer®, Winnie the Pooh, Go-Diego-Go!™, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels® .

American Girl Brands—including Just Like You®, the historical collection and Bitty Baby®. American Girl Brands products are sold directly to consumers, and its children’s publications are also sold to certain retailers.

Management believes that the business environment for Mattel in 2008 will be similar to that of 2007. Mattel expects to continue facing challenges both domestically and internationally as retailers continue to tightly manage inventory. Additionally, Mattel will continue to experience cost pressures, including higher product costs for commodities, labor, and product testing, along with appreciating Asian currencies. Management believes that Mattel will continue to encounter a challenging retail environment, along with cost pressures. Additionally, until all recall-related and MGA / Carter Bryant legal matters are resolved, Mattel will continue to incur higher legal expenses.

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

The second goal is to improve execution in areas including manufacturing, distribution and selling. In 2008, Mattel is continuing to focus on improving the efficiency of its supply chain using lean supply chain initiatives. The objective of the lean program is to improve the flow of processes, do more with less, and focus on the value chain from beginning to end.

The third goal is to further capitalize on Mattel’s scale advantage. For example, as the world’s largest toy company, Mattel believes it can realize cost savings when making purchasing decisions based on a “One Mattel” philosophy.

Results of Operations

Consolidated Results

Net sales for the first quarter of 2008 were $919.3 million, down 2% as compared to $940.3 million in 2007, including favorable changes in currency exchange rates of 5 percentage points. Net loss for the first quarter of 2008 was $46.6 million, or $0.13 per diluted share, as compared to net income of $12.0 million, or $0.03 per diluted share for the first quarter of 2007. Net loss for the first quarter of 2008 was negatively impacted by lower sales, higher costs for commodities, labor and product testing, higher litigation expenses, and non-operating foreign currency exchange losses caused by local currency revaluation of US dollar cash balances held by a Latin American subsidiary.

The following table provides a summary of Mattel’s consolidated results for the first quarter of 2008 and 2007 (in millions, except percentage and basis point information):

	For the Three Months Ended March 31,
	2008		2007		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$919.3	100.0%	$940.3	100.0%	–2%	—

Gross profit	$396.8	43.2%	$418.7	44.5%	–5%	(130)
Advertising and promotion expenses	103.0	11.2	105.3	11.2	–2%	—
Other selling and administrative expenses	330.3	35.9	292.8	31.1	13%	480

Operating (loss) income	(36.5)	–4.0	20.6	2.2
Interest expense	16.0	1.7	14.5	1.5	10%	20
Interest (income)	(8.5)	–0.9	(12.0)	–1.3	–29%	40
Other non-operating expense, net	15.8		2.4

(Loss) income before income taxes	$(59.8)	–6.5%	$15.7	1.7%

Sales

Net sales for the first quarter of 2008 were $919.3 million, down 2% as compared to $940.3 million in 2007, including favorable changes in currency exchange rates of 5 percentage points. Gross sales within the US decreased 11% in the first quarter of 2008, as compared to 2007, and accounted for 48.1% of consolidated gross sales in the first quarter of 2008, as compared to 53.0% in 2007. Gross sales in international markets increased 8% in the first quarter of 2008, as compared to 2007, including favorable changes in currency exchange rates of 11 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 5% in the first quarter of 2008 to $592.8 million, with favorable changes in currency exchange rates of 7 percentage points. Domestic gross sales of Mattel Girls & Boys Brands decreased 2% as compared to the first quarter of 2007 and international gross sales of Mattel Girls & Boys Brands increased 9%, with favorable changes in currency exchange rates of

12 percentage points. Worldwide gross sales of Barbie® remained flat with 2007, with a 7 percentage point benefit from currency exchange rates. During the first quarter of 2008, domestic gross sales of Barbie® decreased 12%, primarily driven by sales declines of My Scene® products, which have been discontinued in the US, partially offset by higher sales of this Spring’s key fantasy product line, Barbie® Mariposa™. International gross sales of Barbie® increased 6%, including favorable changes in currency exchange rates of 11 percentage points during the first quarter of 2008, primarily due to higher sales of Barbie® Fashion Fever® products. Worldwide gross sales of Other Girls products increased 16%, including favorable changes in currency exchange rates of 8 percentage points, due primarily to sales of High School Musical products. Worldwide gross sales of Wheels products increased 15%, including favorable changes in currency exchange rates of 6 percentage points, due primarily to the addition of Speed Racer® products and double-digit growth in Matchbox®. Worldwide gross sales of Entertainment products decreased 5%, including favorable changes in currency exchange rates of 6 percentage points, driven primarily by declines in several small properties, including Naruto®, as the addition of Speed Racer® products was offset by declines in CARS®.

Worldwide gross sales of Fisher-Price Brands were $341.3 million, down 13% in the first quarter of 2008, including a 4 percentage point benefit from currency exchange rates. Worldwide gross sales of Core Fisher-Price® decreased 1%, including favorable changes in currency exchange rates of 5 percentage points. Worldwide gross sales of Fisher-Price® Friends decreased by 49%, including favorable changes in currency exchange rates of 2 percentage points. Fisher-Price Brands benefited in the first quarter of 2007 from low retail inventory levels coming into the year, as well as a high level of continued demand for popular products such as T.M.X.™ Elmo and the Kid Tough® Digital Camera.

American Girl Brands gross sales were $69.1 million, up 10% in the first quarter of 2008, as compared to $62.9 million in the first quarter of 2007, primarily as a result of the opening of American Girl Boutique and Bistros™ in Atlanta, Georgia and Dallas, Texas, in the second half of 2007, continued strong sales of the Julie™ 1970’s character introduced last year, and an earlier Easter in 2008.

Cost of Sales

Cost of sales as a percentage of net sales was 56.8% in the first quarter of 2008, as compared to 55.5% in the first quarter of 2007. Cost of sales increased by $0.9 million, from $521.6 million in the first quarter of 2007 to $522.5 million in the first quarter of 2008, as compared to a 2% decline in net sales. On an overall basis, cost of sales increased primarily due to cost pressures from commodities, Chinese labor rates, appreciating Asian currencies, and incremental product testing costs during the first quarter of 2008. Within cost of sales, product costs decreased by $3.4 million, or 1%, from $416.3 million in the first quarter of 2007 to $412.9 million in the first quarter of 2008. Royalty expense decreased $2.3 million, or 6%, from $36.0 million in the first quarter of 2007 to $33.7 million in the first quarter of 2008. Freight and logistics expenses increased by $6.6 million, or 9%, from $69.3 million in the first quarter of 2007 to $75.9 million in the first quarter of 2008.

Gross Profit

Gross profit, as a percentage of net sales, was 43.2% in the first quarter of 2008 as compared to 44.5% in the first quarter of 2007. The decrease in gross profit was primarily driven by cost pressures from commodities, Chinese labor rates, appreciating Asian currencies, and higher product testing costs, which more than offset favorable foreign currency exchange gains and price increases in certain international markets.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 11.2% of net sales in the first quarter of 2008, as compared to 2007.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $330.4 million, or 35.9% of net sales, in the first quarter of 2008 as compared to $292.7 million, or 31.1% of net sales, in the first quarter of 2007. The increase in other selling and administrative expenses is primarily due to year-over-year incremental legal fees in the first quarter of 2008 of approximately $19 million. The impact of foreign currency exchange rates and higher compensation expense related to stock options and restricted stock units (“RSUs”) also contributed to higher other selling and administrative expenses. Compensation expense related to stock options and RSUs totaled $7.1 million in the first quarter of 2008, as compared to $3.7 million in the first quarter of 2007.

Non-Operating Items

Interest expense increased from $14.5 million in the first quarter of 2007 to $16.0 million in the first quarter of 2008, due to higher average borrowings, partially offset by lower average interest rates. Interest income decreased from $12.0 million in the first quarter of 2007 to $8.5 million in the first quarter of 2008, due to lower average invested cash balances. Other non-operating expense, net increased from $2.5 million in the first quarter of 2007 to $15.8 million in the first quarter of 2008, primarily due to foreign currency exchange losses in 2008 caused by local currency revaluation of US dollar cash balances held by a Latin American subsidiary.

Provision for Income Taxes

Mattel’s income tax benefit for the first quarter of 2008 was $13.2 million, or an effective rate of 22.0%, compared to an income tax provision of $3.7 million, or an effective rate of 23.5%, for the first quarter of 2007.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $225.5 million in the first quarter of 2008, down $4.3 million or 2%, as compared to $229.8 million in the first quarter of 2007. Within this segment, gross sales of Barbie® products decreased 12%, primarily driven by sales declines of My Scene® products, partially offset by higher sales of this Spring’s key fantasy product line, Barbie® Mariposa™. Gross sales of Other Girls products increased 13%, primarily due to sales of High School Musical products. Gross sales of Wheels products increased 21%, primarily due to Speed Racer® sales and gross sales of Entertainment products decreased 18%. Mattel Girls & Boys Brands US segment income decreased $7.0 million to $2.7 million in the first quarter of 2008 from $9.7 million in the first quarter of 2007, primarily driven by lower gross profit and lower sales volume.

Fisher-Price Brands US gross sales decreased 24% in the first quarter of 2008 as compared to the first quarter of 2007, reflecting lower sales of Fisher-Price® Friends and Core Fisher-Price® products. Fisher-Price Brands US benefited in the first quarter of 2007 from low retail inventory levels coming into the year, as well as a high level of continued demand for popular products such as T.M.X.™ Elmo and the Kid Tough® Digital Camera. Fisher-Price Brands US segment income decreased $24.3 million to a loss of $1.4 million in the first quarter of 2008 from income of $22.9 million in the first quarter of 2007, primarily driven by lower sales volume and lower gross profit.

American Girl Brands gross sales increased 10% in the first quarter of 2008, as compared to the first quarter of 2007, primarily as a result of the opening of American Girl Boutique and Bistros™ in Atlanta, Georgia and

Dallas, Texas, in the second half of 2007, continued strong sales of the Julie™ 1970’s character introduced last year, and an earlier Easter in 2008. American Girl Brands segment loss increased from a loss of $0.7 million in the first quarter of 2007 to a loss of $1.7 million in the first quarter of 2008, primarily due to higher other selling and administrative expenses related to the two American Girl Boutique and Bistros™, partially offset by higher sales volume.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first quarter of 2008 versus 2007:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	8	11
Europe	5	10
Latin America	18	15
Asia Pacific	23	8
Other	(5)	10

International gross sales increased by 8% in the first quarter of 2008, as compared to the first quarter of 2007, including favorable changes in currency exchange rates of 11 percentage points. Gross sales of Barbie® increased 6% in the first quarter of 2008, including favorable changes in currency exchange rates of 11 percentage points, primarily due to higher sales of Barbie® Fashion Fever® products. Gross sales of Other Girls products increased 17% in the first quarter of 2008, including favorable changes in currency exchange rates of 12 percentage points, primarily due to sales of High School Musical products. Gross sales of Wheels products increased 10%, including favorable changes in currency exchange rates of 12 percentage points, primarily due to Speed Racer® sales. Gross sales of Entertainment products increased 7%, including favorable changes in currency exchange rates of 12 percentage points, primarily driven by strong sales of Radica® products internationally. Gross sales of Fisher-Price Brands increased 7%, including favorable changes in currency exchange rates of 10 percentage points, driven by strong sales in Core Fisher-Price®, partially offset by sales declines of Fisher-Price® Friends products. International segment income was $23.9 million in the first quarter of 2008, down $14.5 million from $38.4 million in the first quarter of 2007, primarily due to lower gross profit and higher other selling and administrative expenses, partially offset by higher sales volume.

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

Operating Activities

Cash flows used for operating activities were $264.4 million in the first quarter of 2008, as compared to $326.5 million used in the first quarter of 2007. The decrease in cash flows used for operating activities was primarily due to lower working capital requirements in 2008 as a result of lower receivables being sold in the fourth quarter of 2007 as compared to the prior year, partially offset by lower profitability.

Investing Activities

Cash flows provided by investing activities in the first quarter of 2008 were $2.9 million, as compared to $24.0 million used in the first quarter of 2007, primarily due to proceeds from settled foreign exchange hedges, partially offset by higher purchases of other property, plant, and equipment and tools, dies, and molds.

Financing Activities

Cash flows used for financing activities in the first quarter of 2008 were $28.3 million, as compared to cash flow provided from financing activities of $130.6 million in the first quarter of 2007. The decrease in net cash flows from financing activities was primarily due to lower proceeds from the exercise of stock options and the repayment of $349.0 million of short-term borrowings in the first quarter of 2008, which were partially offset by proceeds from the $350.0 million issuance of 2008 Senior Notes in March 2008.

Seasonal Financing

Mattel maintains and periodically amends or replaces a $1.3 billion domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement expires on March 23, 2010 and interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the first quarter of 2008. As of March 31, 2008, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.30 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 12.02 to 1 (compared to a minimum required of 3.50 to 1).

The domestic unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the domestic unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

On December 9, 2005, Mattel, Mattel Asia Pacific Sourcing Limited (“MAPS”), a wholly-owned subsidiary of Mattel, Bank of America, N.A., as a lender and administrative agent, and other financial institutions executed a credit agreement (“the MAPS facility”) which provided for (i) a term loan facility of $225.0 million consisting of a term loan advanced to MAPS in the original principal amount of $225.0 million, with $50.0 million of such amount to be repaid on each of December 15, 2006 and December 15, 2007, and the remaining aggregate principal amount of $125.0 million to be repaid on December 9, 2008, and (ii) a revolving loan facility consisting of revolving loans advanced to MAPS in the maximum aggregate principal amount at any time outstanding of $100.0 million, with a maturity date of December 9, 2008. Interest was charged at various rates selected by Mattel based on Eurodollar rates or bank reference rates. On December 15, 2006, in addition to the required payment of $50.0 million, MAPS prepaid an incremental $125.0 million of the MAPS term loan facility. The remaining $50.0 million principal amount, consisting of $14.3 million due on December 15, 2007 and $35.7 million due on December 9, 2008, was prepaid on January 16, 2007. As a result of such prepayments, the MAPS term loan facility terminated in accordance with its terms, but the MAPS revolving loan facility remained in effect. On March 26, 2007, Mattel terminated the MAPS revolving loan facility. Mattel did not incur any early termination penalties in connection with the termination of the MAPS revolving loan facility.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. Mattel expects to extend the majority of these credit lines throughout 2008.

In June 2006, Mattel issued $100.0 million of unsecured floating rate senior notes (“Floating Rate Senior Notes”) due June 15, 2009 and $200.0 million of unsecured 6.125% senior notes (“6.125% Senior Notes”) due June 15, 2011 (collectively “2006 Senior Notes”). Interest on the Floating Rate Senior Notes is based on the three-month US Dollar London Interbank Offered Rate (“LIBOR”) plus 40 basis points with interest payable quarterly beginning September 15, 2006. Interest on the 6.125% Senior Notes is payable semi-annually beginning December 15, 2006. The 6.125% Senior Notes may be redeemed at any time at the option of Mattel at a redemption price equal to the greater of (i) the principal amount of the notes being redeemed plus accrued interest to the redemption date, or (ii) a “make whole” amount based on the yield of a comparable US Treasury security plus 20 basis points.

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

In March 2008, Mattel issued $350.0 million of unsecured 5.625% Senior Notes (“2008 Senior Notes”) due March 15, 2013. Interest on the 2008 Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2008. Mattel may redeem all or part of the 2008 Senior Notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 50 basis points.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	March 31, 2008	March 31, 2007	December 31, 2007
	(In millions)
Receivables sold pursuant to the:
Domestic receivables facility	$86.5	$40.6	$251.7
Other factoring arrangements	—	—	74.7

	$86.5	$40.6	$326.4

Financial Position

Mattel’s cash and equivalents at March 31, 2008 decreased $276.3 million to $624.9 million, as compared to year-end 2007, primarily due to the repayment of $349.0 million of short-term borrowings, the timing of accrued liabilities and accounts payable payments, seasonal increases in inventory, and the $40.0 million repayment of Medium-term notes, partially offset by $350.0 million of proceeds from the issuance of the 2008 Senior Notes in March 2008 and accounts receivable collections.

Accounts payable and accrued liabilities decreased by $341.1 million from year-end 2007 to $813.3 million at March 31, 2008, mainly due to the timing of payments of various accrued liability balances, including incentive compensation, royalties, and advertising obligations, and a decrease in amounts due bank related to the domestic receivables facility.

The current portion of long-term debt decreased $80.0 million to $10.0 million at March 31, 2008, as compared to $90.0 million at March 31, 2007, primarily due to Medium-term notes repayments of $90.0 million, partially offset by the reclassification of $10.0 million of Medium-term notes to current in 2008.

A summary of Mattel’s capitalization is as follows:

	March 31, 2008		March 31, 2007		December 31, 2007
	(In millions, except percentage information)
Medium-term notes	$250.0	7%	$260.0	7%	$250.0	8%
2006 Senior Notes	300.0	8	300.0	8	300.0	9
2008 Senior Notes	350.0	10	—	—	—	—

Total noncurrent long-term debt	900.0	25	560.0	15	550.0	17
Other noncurrent liabilities	375.7	10	428.3	12	378.3	12
Stockholders’ equity	2,339.3	65	2,632.7	73	2,306.7	71

	$3,615.0	100%	$3,621.0	100%	$3,235.0	100%

Total noncurrent long-term debt increased by $340.0 million at March 31, 2008, as compared to March 31, 2007, due primarily to the $350.0 million issuance of 2008 Senior Notes in the first quarter of 2008 (all of which is classified as long-term at March 31, 2008). Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed. Stockholders’ equity of $2.34 billion decreased $293.4 million from March 31, 2007, primarily as a result of share repurchases and the payment of the annual dividend in the fourth quarter of 2007, partially offset by net income and proceeds from the exercise of stock options.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 19.8% at March 31, 2007 to 28.0% at March 31, 2008. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2007 and have not changed during the first quarter of 2008.

New Accounting Pronouncements

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date for acquisitions completed on or after January 1, 2009, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions regardless of the date on which they were completed. Mattel has not completed its evaluation of SFAS No. 141(R), but does not expect the adoption of SFAS No. 141(R) to have a material effect on its operating results or financial position.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Mattel has not completed its evaluation of SFAS No. 161, but does not expect the adoption of SFAS No. 161 to have a material effect on its operating results or financial position.

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

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$592,780	$567,048
Fisher-Price Brands	341,308	391,251
American Girl Brands	69,086	62,918
Other	3,493	3,619

Gross sales	1,006,667	1,024,836
Sales adjustments	(87,368)	(84,571)

Net sales	$919,299	$940,265

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Australian dollar, Mexican peso, and Venezuelan bolivar fuerte are the primary transactions that cause foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, along with US dollar cash balances held by certain international subsidiaries, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures for the first quarter of 2008 were related to its net investment in entities having functional currencies denominated in the Euro, Chilean peso, Mexican peso, Indonesian rupiah, British pound sterling, and Brazilian real.

Interest Rate Risk

In June 2006, Mattel issued $100.0 million of Floating Rate Senior Notes due June 15, 2009 and $200.0 million of 6.125% Senior Notes due June 15, 2011 (collectively “2006 Senior Notes”). Interest on the Floating Rate Senior Notes is based on the three-month US Dollar LIBOR plus 40 basis points with interest payable quarterly beginning September 15, 2006. Interest on the 6.125% Senior Notes is payable semi-annually beginning December 15, 2006. The 6.125% Senior Notes may be redeemed at any time at the option of Mattel at a redemption price equal to the greater of (i) the principal amount of the notes being redeemed plus accrued interest to the redemption date, or (ii) a “make whole” amount based on the yield of a comparable US Treasury security plus 20 basis points.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended March 31, 2008.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The content of Note 19 (“Contingencies”) to the Consolidated Financial Statements of Mattel in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.

Derivative Litigation

Two consolidated stockholder derivative actions are pending, one in Los Angeles County Superior Court in California, captioned In re Mattel, Inc. Derivative Litigation, consolidating three derivative actions filed in September 2007 (the “Superior Court Action”), and one in US District Court, Central District of California, captioned In re Mattel, Inc. Derivative Litigation, consolidating three derivative actions filed in October, 2007 (the “Federal Action”), each asserting claims ostensibly on behalf and for the benefit of Mattel. Another derivative action, filed in the Court of Chancery of Delaware in October 2007, has been voluntarily dismissed. The derivative actions allege that past and present members of Mattel’s Board of Directors breached their fiduciary duties in connection with product safety and reporting practices allegedly related to Mattel’s product recalls during August and September 2007. In the Superior Court Action, plaintiffs also sue certain executive officers of Mattel, and plaintiffs also allege that certain officers and current and former directors who sold stock during the first half of 2007 breached their fiduciary duties by selling while allegedly in possession of non-public information relating to alleged product defects and seek disgorgement of unspecified amounts of profits from such sales. The derivative plaintiffs have asked for damages in unspecified amounts and equitable relief. In the Federal Action, defendants have filed a motion to dismiss, which remains pending.

Item 1A.	Risk Factors.

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; increased competition; initiatives to promote revenue growth; globalization initiatives; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; new entertainment properties; initiatives to invigorate the Barbie® brand, enhance innovation, improve the execution of the core business, leverage scale, extend brands, catch new trends, create new brands, enter new categories, develop people, improve productivity, simplify processes and maintain customer service levels; quality control and safety testing; impact of product recalls; reserves for product recalls and other incremental recall-related costs; supply chain operations; import and export licenses; integration of acquired companies and assets; operating efficiencies; capital and investment framework (including statements about free cash flow, seasonal working capital, debt-to-total capital ratios, capital expenditures, strategic acquisitions, dividends and share repurchases); tax provisions; cost pressures and increases; advertising and promotion spending; profitability; price increases, retail store openings and the impact of recent organizational changes. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time-to-time in other reports filed by Mattel with the SEC, including Forms 8-K, 10-Q and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

If Mattel does not successfully satisfy consumer preferences, enhance existing products, develop and introduce new products and achieve consumer acceptance of those products, Mattel’s results of operations may be adversely affected.

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products–children–are continuously changing. Significant, sudden shifts in demand are caused by “hit” toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, hand-held and other games, puzzles, educational toys, media-driven products and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers and sellers of toys, video games, consumer electronics and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales, and increase its product sales or establish product sales with new, innovative toys, will depend on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. Competition for access to entertainment properties could lessen our ability to secure, maintain, and renew popular licenses to entertainment products or require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain these licenses. Competition is intensifying due to recent trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages and an increasing use of more sophisticated technology in toys. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease and Mattel’s revenues, profitability and results of operations may be adversely affected.

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

Mattel’s business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December. As a result, Mattel’s operating results will depend, in large part, on sales during the relatively brief traditional holiday season. Retailers are attempting to manage their inventories more tightly, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. This in turn results in shorter lead times for production. Management believes that the increase in “last minute” shopping during the holiday season and the popularity of gift cards (which often shift purchases to after the holiday season) may negatively impact customer re-orders during the holiday season. Shipping disruptions limiting the availability of ships or containers in Asia during peak demand times may affect Mattel’s ability to deliver its products in time to meet retailer demand. These factors may decrease sales or increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

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

A reduction or interruption in the delivery of raw materials, parts and components from its suppliers or of finished products or a significant increase in the price of supplies, transportation or labor could negatively impact the gross profit margins realized by Mattel on the sale of its products or result in lower sales.

Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including shortages of raw materials and components. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurance that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or in the delivery of finished products, whether resulting from suppliers, disruptions in transportation, port delays, labor strikes, lockouts, or otherwise, or a significant increase in the price of one or more supplies, such as fuel or resin (which is an oil-based product), could have a material adverse effect on Mattel’s business. Cost increases, whether resulting from shortages of materials or otherwise, including but not limited to rising costs of materials, transportation, services and labor (including but not limited to wages, expenses related to employee health plans and insurance), could impact the profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions and other factors, there can be no assurance that Mattel will be able to offset any of these increased costs by adjusting the prices of its products. Increases in prices of Mattel’s products could result in lower sales.

Unfavorable resolution of pending and future litigation matters, and disputes, including those arising from recalls, withdrawals, or replacement of Mattel products, could have a material adverse effect on Mattel’s financial condition.

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

Product recalls, product liability claims, absence or cost of insurance, and associated costs could harm Mattel’s reputation, divert resources, reduce sales and increase costs and could have a material adverse effect on Mattel’s financial condition.

Mattel is subject to regulation by the US Consumer Product Safety Commission and regulatory authorities in the states of the United States and in other countries. Its products could be subject to recalls and other actions by these authorities. Mattel has experienced, and may in the future experience, issues in products that result in recalls, withdrawals, or replacements of products. Enhanced testing implemented by Mattel, as well as increased scrutiny by retailers, consumers and other parties, may reveal issues in Mattel products that may lead to regulatory actions by these authorities. Individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from Mattel’s products, and Mattel is and may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of, Mattel’s insurance coverage. Moreover, Mattel may be unable to obtain adequate liability insurance in the future. Any of the issues mentioned above could result in damage to Mattel’s reputation, diversion of development and management resources, and reduced sales and increased costs, any of which could harm Mattel’s business.

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

As a result of product recalls, withdrawals, or replacements Mattel has been the subject of governmental actions, inquiries, and proceedings in several countries. Mattel has incurred expenses to respond and has had adverse effects on its business, including temporary suspension of its ability to import products into various countries and to export certain products from China. Product recalls, withdrawals, or replacements have resulted in increased governmental scrutiny of Mattel products. There can be no assurance that Mattel will not be subjected to future governmental actions and scrutiny that may lead to increased costs or to interruptions or disruptions of its normal business operations. Regulatory agencies and legislatures in various United States and foreign jurisdictions have undertaken reviews of product safety, and have enacted or are considering various proposals for additional, more stringent laws and regulations. Some of the new legal mandates may materially decrease Mattel’s sales, increase its costs or otherwise have a material adverse effect on Mattel’s business.

Mattel’s revised safety procedures may increase costs, materially and adversely affect its relationship with vendors and make it more difficult for Mattel to produce, purchase and deliver products on a timely basis to meet market demands. Future conditions may require Mattel to adopt further changes that may increase its costs and further affect its relationship with vendors.

Mattel’s revised operating procedures and requirements, including enhanced testing requirements and standards, impose additional costs on both Mattel and the vendors from which it purchases products. These changes also may delay delivery of products. Mattel’s relationship with its existing vendors may be adversely affected as a result of these changes, making Mattel more dependent on a smaller number of vendors. Some vendors may choose not to continue to do business with Mattel or not to accommodate Mattel’s needs to the extent that they have done in the past. Because of the seasonal nature of Mattel’s business and the demands of its customers for deliveries with short lead times, Mattel depends upon the cooperation of its vendors to meet market demand for its products in a timely manner. There can be no assurance that existing and future events will not require Mattel to adopt additional requirements and incur additional costs, and impose those requirements and costs on its vendors, which may adversely affect its relationship with those vendors and Mattel’s ability to meet market demand in a timely manner.

Product recalls may harm Mattel’s reputation and acceptance of Mattel’s products by consumers, licensors and Mattel’s retailer customers, which may materially and adversely affect its business operations, decrease sales and increase costs. Recalls may also increase competitive pressures from other toy manufacturers.

Product recalls, withdrawals, or replacements have resulted in coverage critical of Mattel in the press and media. While Mattel believes that it has acted responsibly and in the interests of safety, product recalls, withdrawals, or replacements may harm Mattel’s reputation and the acceptance of its products by consumers, licensors and retailers. Mattel’s ability to enter into licensing agreements for products on competitive terms may be adversely affected if licensors believe that products sold by Mattel will be less favorably received in the market. Mattel’s retailer customers may be less willing to purchase Mattel products or to provide marketing support for those products, such as shelf space, promotions, and advertising, or have imposed or may impose additional requirements or product changes that would adversely affect Mattel’s business operations, decrease sales and increase costs. Product recalls, withdrawals, or replacements may also increase the amount of competition that Mattel confronts from other manufacturers. Some competitors may attempt to differentiate themselves from Mattel by claiming that their products are produced in a manner or geographic area that is insulated from the issues that preceded recalls, withdrawals, or replacements of Mattel products. To the extent that competitive manufacturers choose not to implement enhanced safety and testing protocols comparable to those that Mattel has adopted, those competitors could enjoy a cost advantage that will enable them to offer products at lower prices than those charged by Mattel.

Failure by Mattel to protect its proprietary intellectual property and information could have a material adverse effect on Mattel’s business, financial condition and results of operations.

The value of Mattel’s business depends to a large degree on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents and trade secrets, in the US and around the world, as well as its customer, employee and consumer data. Any failure by Mattel to protect its proprietary intellectual property and information, including any successful challenge to Mattel’s ownership of its intellectual property or material infringements of its intellectual property, could have a material adverse effect on Mattel’s business, financial condition and results of operations.

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

Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by partially hedging this exposure using foreign currency forward exchange contracts. These contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan and Venezuelan bolivar fuerte, could have a material adverse effect on Mattel’s business and results of operations.

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

Recent Sales of Unregistered Securities

During the first quarter of 2008, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the first quarter of 2008:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—31
Repurchase program (1)	—	$—	—	$500,895,076
Employee transactions	—	—	N/A	N/A

February 1—29
Repurchase program (1)	—	$—	—	$500,895,076
Employee transactions	—	—	N/A	N/A

March 1—31
Repurchase program (1)	6,800	$18.99	6,800	$500,765,952
Employee transactions	—	—	N/A	N/A

Total
Repurchase program (1)	6,800	$18.99	6,800	$500,765,952
Employee transactions	—	—	N/A	N/A

(1)	In January 2008, Mattel’s Board of Directors authorized a $500.0 million increase to Mattel’s share repurchase program. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

N/A	Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
10.1*	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the Mattel, Inc. 2005 Equity Compensation Plan – for Messrs. Eckert, Debrowski, Farr, Friedman, and certain other LTIP award recipients with employment agreements

10.2*	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives Under the Mattel, Inc. 2005 Equity Compensation Plan – for Mr. Stockton and other LTIP award recipients

11.0*	Computation of Income per Common and Potential Common Share

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated April 25, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated April 25, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated April 25, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:
H. Scott Topham
Senior Vice President and Corporate
Controller (Duly authorized officer and
chief accounting officer)

Date: April 25, 2008