Form 10-Q
period 2008-06-30
MATTEL INC /DE/
filed 2008-07-24
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2008

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of July 22, 2008:

360,525,336 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007	December 31, 2007
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$384,407	$742,621	$901,148
Accounts receivable, net	977,449	860,673	991,196
Inventories	676,108	606,735	428,710
Prepaid expenses and other current assets	339,940	224,929	271,882

Total current assets	2,377,904	2,434,958	2,592,936
Noncurrent Assets
Property, plant, and equipment, net	517,814	512,688	518,616
Goodwill	847,100	853,672	845,649
Other noncurrent assets	890,322	846,706	848,254

Total Assets	$4,633,140	$4,648,024	$4,805,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$106,987	$15,113	$349,003
Current portion of long-term debt	150,000	60,000	50,000
Accounts payable	374,453	316,390	441,145
Accrued liabilities	507,168	508,340	713,209
Income taxes payable	22,983	20,591	17,072

Total current liabilities	1,161,591	920,434	1,570,429

Noncurrent Liabilities
Long-term debt	760,000	560,000	550,000
Other noncurrent liabilities	382,290	442,085	378,284

Total noncurrent liabilities	1,142,290	1,002,085	928,284

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,638,797	1,616,098	1,635,238
Treasury stock at cost; 80.9 million shares, 44.4 million shares and 80.0 million shares, respectively	(1,586,075)	(769,677)	(1,571,511)
Retained earnings	1,942,696	1,686,907	1,977,456
Accumulated other comprehensive loss	(107,528)	(249,192)	(175,810)

Total stockholders’ equity	2,329,259	2,725,505	2,306,742

Total Liabilities and Stockholders’ Equity	$4,633,140	$4,648,024	$4,805,455

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,112,431	$1,002,625	$2,031,730	$1,942,890
Cost of sales	617,097	559,463	1,139,560	1,081,042

Gross Profit	495,334	443,162	892,170	861,848
Advertising and promotion expenses	116,805	107,106	219,766	212,416
Other selling and administrative expenses	347,921	299,207	678,331	591,952

Operating Income (Loss)	30,608	36,849	(5,927)	57,480
Interest expense	16,566	14,132	32,615	28,615
Interest (income)	(7,271)	(10,482)	(15,818)	(22,442)
Other non-operating expense (income), net	6,380	(3,266)	22,145	(796)

Income (Loss) Before Income Taxes	14,933	36,465	(44,869)	52,103
Provision (benefit) for income taxes	3,150	13,661	(10,006)	17,336

Net Income (Loss)	$11,783	$22,804	$(34,863)	$34,767

Net Income (Loss) Per Common Share—Basic	$0.03	$0.06	$(0.10)	$0.09

Weighted average number of common shares	361,262	396,196	361,535	393,057

Net Income (Loss) Per Common Share—Diluted	$0.03	$0.06	$(0.10)	$0.09

Weighted average number of common and potential common shares	363,919	402,840	361,535	399,679

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(34,863)	$34,767
Adjustments to reconcile net (loss) income to net cash flows used for operating activities:
Net loss on disposal of property, plant, and equipment	1,841	2,150
Depreciation	80,013	78,060
Amortization	5,839	5,573
Deferred income taxes	(41,621)	(26,928)
Shared-based compensation	13,422	6,877
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	45,900	96,851
Inventories	(230,918)	(215,917)
Prepaid expenses and other current assets	(48,577)	92,393
Accounts payable, accrued liabilities, and income taxes payable	(278,252)	(543,985)
Other, net	(42,465)	(21,424)

Net cash flows used for operating activities	(529,681)	(491,583)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(37,949)	(31,378)
Purchases of other property, plant, and equipment	(42,143)	(26,831)
Payments for businesses acquired	—	(78,913)
Proceeds from sale of other property, plant, and equipment	3,177	174
Proceeds from foreign currency forward exchange contracts	41,187	—

Net cash flows used for investing activities	(35,728)	(136,948)

Cash Flows From Financing Activities:
Payments of short-term borrowings	(349,003)	—
Proceeds from short-term borrowings	106,927	15,061
Payments of long-term borrowings	(40,000)	(80,000)
Proceeds from long-term borrowings	347,183	—
Share repurchases	(40,489)	—
Proceeds from exercise of stock options	15,365	217,224
Other, net	958	9,930

Net cash flows provided by financing activities	40,941	162,215

Effect of Currency Exchange Rate Changes on Cash	7,727	3,385

Decrease in Cash and Equivalents	(516,741)	(462,931)
Cash and Equivalents at Beginning of Period	901,148	1,205,552

Cash and Equivalents at End of Period	$384,407	$742,621

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, gross	$36,899	$47,408
Interest	30,357	32,084
Non-cash investing and financing activities:
Asset write-downs	—	1,400

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

Effective January 1, 2008, Mattel adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-2 delayed the adoption date until January 1, 2009 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. Mattel has not yet completed its evaluation of the impact of adopting SFAS No. 157 on the nonfinancial assets and liabilities that have been delayed, but does not expect it to have a material impact on the amounts reported in its financial statements. Mattel’s adoption of SFAS No. 157 did not require a cumulative effect adjustment to the opening balance of its retained earnings.

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

Accounts receivable are net of allowances for doubtful accounts of $23.4 million, $19.8 million, and $21.5 million as of June 30, 2008, June 30, 2007, and December 31, 2007, respectively.

4.	Inventories

Inventories include the following:

	June 30, 2008	June 30, 2007	December 31, 2007
	(In thousands)
Raw materials and work in process	$87,888	$75,844	$51,730
Finished goods	588,220	530,891	376,980

	$676,108	$606,735	$428,710

5.	Property, Plant, and Equipment

Property, plant, and equipment, net include the following:

	June 30, 2008	June 30, 2007	December 31, 2007
	(In thousands)
Land	$26,697	$29,556	$26,875
Buildings	239,783	238,860	240,252
Machinery and equipment	778,805	770,525	793,312
Tools, dies, and molds	616,000	558,988	589,191
Capital leases	23,271	23,271	23,271
Leasehold improvements	158,081	134,416	147,175

	1,842,637	1,755,616	1,820,076
Less: accumulated depreciation	(1,324,823)	(1,242,928)	(1,301,460)

	$517,814	$512,688	$518,616

6.	Goodwill

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

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2008 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact for the US reporting units.

	December 31, 2007	Impact of Currency Exchange Rate Changes	June 30, 2008
	(In thousands)
Mattel Girls Brands US	$38,751	$132	$38,883
Mattel Boys Brands US	124,469	—	124,469
Fisher-Price Brands US	217,383	26	217,409
American Girl Brands	207,571	—	207,571
International	257,475	1,293	258,768

	$845,649	$1,451	$847,100

7.	Other Noncurrent Assets

Other noncurrent assets include the following:

	June 30, 2008	June 30, 2007	December 31, 2007
	(In thousands)
Deferred income taxes	$508,229	$524,466	$467,531
Identifiable intangibles (net of amortization of $56.8 million, $47.2 million, and $52.0 million, respectively)	65,799	50,733	70,628
Nonamortizable identifiable intangibles	128,382	128,152	128,382
Other	187,912	143,355	181,713

	$890,322	$846,706	$848,254

On August 16, 2007, Mattel acquired the rights to manufacture, distribute, and market several game properties, including Apples to Apples®, Snorta!®, and Blink®, for $25.3 million, including acquisition costs, which is included within identifiable intangibles.

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

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Mattel’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The impact of Mattel’s creditworthiness has been considered in the fair value measurements noted below. In addition, under SFAS No. 157, the fair value measurement of a liability must reflect the nonperformance risk of an entity. Mattel does not have any significant assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of June 30, 2008. Mattel’s financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis using Level 2 inputs as of June 30, 2008 include the following (in thousands):

Assets:
Foreign currency forward exchange contracts (a)	$11,748

Liabilities:
Foreign currency forward exchange contracts (a)	37,630
Interest rate swaps (b)	2,321

Total liabilities	$39,951

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	The fair value of the interest rate swaps is based on dealer quotes using cash flows discounted at relevant market interest rates.

9.	Accrued Liabilities

Accrued liabilities include the following:

	June 30, 2008	June 30, 2007	December 31, 2007
	(In thousands)
Royalties	$56,881	$62,341	$100,294
Advertising and promotion	49,585	61,248	67,116
Receivable collections due bank	21,571	11,563	48,343
Foreign currency forward exchange contracts	37,431	12,706	22,700
Other	341,700	360,482	474,756

	$507,168	$508,340	$713,209

10.	Product Recalls and Withdrawals

During 2007, Mattel recalled products with high-powered magnets that may become dislodged and other products, some of which were produced using non-approved paint containing lead in excess of applicable regulatory and Mattel standards. During the second half of 2007, additional products were recalled, withdrawn from retail stores, or replaced at the request of consumers as a result of safety or quality issues (collectively, the “2007 Product Recalls”). In the second quarter of 2008, Mattel determined that certain products had been shipped into foreign markets in which the products did not meet all applicable regulatory standards for those markets. None of these deficiencies related to lead or magnets. Mattel withdrew these products from retail stores in these markets and, although not required to do so, also withdrew the products from the US and other markets because they did not meet Mattel’s internal standards (the “2008 Product Withdrawal”).

During the three and six months ended June 30, 2008, incremental reserve charges related to the 2007 Product Recalls and 2008 Product Withdrawal were recorded based on estimates associated with the expected levels of affected product at retail, consumer return rates and affected products on hand. The charges reduced operating income by $5.9 million and $9.1 million during the three and six months ended June 30, 2008, respectively.

The following table summarizes Mattel’s reserves and reserve activity for the 2007 Product Recalls and the 2008 Product Withdrawal for the six months ended June 30, 2008:

	Reserves at December 31, 2007	2008 Product Withdrawal	Reserves Used	Changes in Estimates	Impact of Currency Exchange Rate Changes	Reserves at June 30, 2008
	(In thousands)
Impairment of inventory on hand	$—	$3,571	$(3,571)	$—	$—	$—
Product returns/redemption	12,612	1,611	(11,264)	2,829	404	6,192
Other	2,360	242	(1,532)	827	3	1,900

	$14,972	$5,424	$(16,367)	$3,656	$407	$8,092

Although management is not aware of any additional quality or safety issues that are likely to result in material recalls or withdrawals, there can be no assurance that additional issues will not be identified in the future.

11.	Long-term Debt

Long-term debt includes the following:

	June 30, 2008	June 30, 2007	December 31, 2007
	(In thousands)
Medium-term notes due November 2008 to November 2013	$260,000	$320,000	$300,000
2006 Senior Notes due June 2009 to June 2011	300,000	300,000	300,000
2008 Senior Notes due March 2013	350,000	—	—

	910,000	620,000	600,000
Less: current portion	(150,000)	(60,000)	(50,000)

	$760,000	$560,000	$550,000

In March 2008, Mattel issued $350.0 million of unsecured 5.625% Senior Notes (“2008 Senior Notes”) due March 15, 2013. Interest on the 2008 Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2008. Mattel may redeem all or part of the 2008 Senior Notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date, or (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 50 basis points.

12.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	June 30, 2008	June 30, 2007	December 31, 2007
	(In thousands)
Noncurrent tax liabilities	$119,275	$163,220	$120,553
Benefit plan liabilities	145,955	184,427	149,045
Other	117,060	94,438	108,686

	$382,290	$442,085	$378,284

13.	Comprehensive Income

The changes in the components of comprehensive income, net of tax, are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands)
Net income (loss)	$11,783	$22,804	$(34,863)	$34,767
Currency translation adjustments	6,480	26,631	79,303	33,026
Amortization of prior service cost	303	978	607	978
Net unrealized (losses) gains on derivative instruments:
Unrealized holding losses	(6,114)	(4,884)	(24,694)	(4,536)
Reclassification adjustment for realized losses (gains) included in net income	8,956	(842)	13,066	(1,799)

	2,842	(5,726)	(11,628)	(6,335)

	$21,408	$44,687	$33,419	$62,436

The components of accumulated other comprehensive loss are as follows:

	June 30, 2008	June 30, 2007	December 31, 2007
	(In thousands)
Currency translation adjustments	$(2,971)	$(135,901)	$(82,274)
Defined benefit pension and other postretirement plans, net of tax	(72,470)	(100,415)	(73,077)
Net unrealized loss on derivative instruments, net of tax	(32,087)	(12,876)	(20,459)

	$(107,528)	$(249,192)	$(175,810)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures are related to entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, Indonesian rupiah, and Brazilian real. For the six months ended June 30, 2008, currency translation adjustments resulted in a net gain of $79.3 million, with gains primarily from the strengthening of the Euro, British pound sterling, Mexican peso, Indonesian rupiah, and Brazilian real against the US dollar. For the six months ended June 30, 2007, currency translation adjustments resulted in a net gain of $33.0 million, with gains primarily from the strengthening of the Euro, British pound sterling and Brazilian real against the US dollar.

14.	Income Taxes

Mattel had an income tax benefit of $10.0 million for the six months ended June 30, 2008, compared to a provision for income taxes of $17.3 million for the six months ended June 30, 2007. Mattel’s effective income tax rate for the first half of 2008 was 22.3%, which is its expected effective income tax rate for full year 2008.

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

15.	Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in non-operating (income) expense in the consolidated statements of operations. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, and Venezuelan bolivar fuerte are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction (gains) losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands)
Operating income	$(28,685)	$(21,216)	$(43,682)	$(27,732)
Other non-operating expense (income), net	5,764	(3,404)	22,522	(2,181)

Net transaction gains	$(22,921)	$(24,620)	$(21,160)	$(29,913)

16.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands)
Design and development	$47,690	$46,872	$90,302	$90,806
Identifiable intangible asset amortization	2,341	2,230	4,829	4,460

17.	Earnings (Loss) Per Share

Basic net income (loss) per common share is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding during each period.

Diluted net income (loss) per common share is computed by dividing reported net income (loss) by the weighted average number of common shares and potential common shares outstanding during each period. The calculation of potential common shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices. Nonqualified stock options totaling 6.0 million shares were excluded from the calculation of diluted net income per common share for the three months ended June 30, 2008. All potential common shares were excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2008 because they were anti-dilutive due to Mattel’s net loss position. Nonqualified stock options totaling 1.4 million shares were excluded from the calculation of diluted net income per common share for the three months and six months ended June 30, 2007, because they were anti-dilutive.

18.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 5 to the Consolidated Financial Statements in its 2007 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands)
Service cost	$3,022	$2,935	$6,346	$5,921
Interest cost	6,601	4,954	13,186	11,231
Expected return on plan assets	(6,732)	(5,034)	(13,466)	(11,397)
Amortization of prior service cost	478	489	956	978
Recognized actuarial loss	1,537	2,139	2,999	4,279

	$4,906	$5,483	$10,021	$11,012

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands)
Service cost	$24	$27	$48	$54
Interest cost	717	688	1,434	1,376
Recognized actuarial loss	129	185	258	370

	$870	$900	$1,740	$1,800

During the three and six months ended June 30, 2008, Mattel made cash contributions totaling approximately $5 million and $12 million, respectively, to its defined benefit pension and postretirement benefit plans.

19.	Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in Note 8 to the Consolidated Financial Statements in its 2007 Annual Report on Form 10-K. Under the Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”), Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options expire no later than ten years from the date of grant and both stock options and RSUs generally provide for vesting over a period of three years from the date of grant. Such stock options under the 2005 Plan were granted with exercise prices at or above the fair market value of Mattel’s common stock on the applicable measurement dates.

Compensation expense, included within other selling and administrative expense, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands)
Stock option compensation expense	$575	$857	$2,361	$2,067
RSU compensation expense	5,797	2,364	11,061	4,810

	$6,372	$3,221	$13,422	$6,877

As of June 30, 2008, total unrecognized compensation cost related to unvested share-based payments totaled $56.8 million and is expected to be recognized over a weighted-average period of 2.2 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the six months ended June 30, 2008 and 2007 was $15.4 million and $217.2 million, respectively, and the tax benefit recognized as additional paid-in capital during the six months ended June 30, 2008 and 2007 was $0.5 million and $3.8 million, respectively.

20.	Contingencies

With regard to the claims against Mattel described below, Mattel intends to defend itself vigorously. Management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of June 30, 2008. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

In June 2006, the three cases were consolidated in the United States District Court for the Central District of California. On July 17, 2006, the Court issued an order dismissing all claims that Bryant had asserted against Mattel, including Bryant’s purported counterclaims to invalidate Mattel’s Confidential Information and Proprietary Inventions Agreements with its employees, and Bryant’s claims for declaratory relief. Mattel believes the remaining MGA claims against it are without merit and intends to continue to vigorously defend against them.

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

In February 2007, the court decided that the consolidated cases would be split into two separate trials, with the first trial to consider claims and defenses related to the ownership of the Bratz works and whether MGA infringed those works. The second trial, which has not been scheduled, will consider both Mattel’s separate claims for misappropriation of trade secrets and violations of the RICO statute and MGA’s claims for unfair competition.

On May 19, 2008, Bryant reached a confidential settlement agreement with Mattel and is no longer a defendant in the litigation.

The first phase of the first trial, which began on May 27, 2008, resulted in a unanimous jury verdict on July 17, 2008 in favor of Mattel, finding that almost all of the Bratz design drawings and other works in question were created by Bryant while he was employed at Mattel. Among other things, the jury determined that MGA and its CEO Isaac Larian intentionally interfered with the contractual duties owed by Bryant to Mattel, aided and abetted Bryant’s breaches of his duty of loyalty to Mattel, aided and abetted Bryant’s breaches of the fiduciary duties he owed to Mattel, and converted Mattel property for their own use.

In the second phase of the first trial, which began on July 23, 2008, the same jury will be asked to determine the amount of damages to award to Mattel for MGA’s and Isaac Larian’s conversion, intentional interference with Bryant’s contractual duties, and aiding and abetting Bryant’s breaches of his fiduciary duties and duty of loyalty to Mattel. In addition, the jury will be asked to determine if Bratz dolls and related products infringe on the Bratz drawings and other works owned by Mattel and whether certain defenses asserted by MGA have merit. If the jury finds infringement, it will be asked to determine the amount of damages to be awarded to Mattel due to the infringement.

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

Eighteen of those cases were commenced in the following United States District Courts: ten in the Central District of California (Mayhew v. Mattel, filed August 7, 2007; White v. Mattel, filed August 16, 2007; Luttenberger v. Mattel, filed August 23, 2007; Puerzer v. Mattel, filed August 29, 2007; Shah v. Fisher-Price, filed September 13, 2007; Rusterholtz v. Mattel, filed September 27, 2007; Jimenez v. Mattel, filed October 12, 2007; Probst v. Mattel, filed November 5, 2007; Entsminger v. Mattel, filed November 9, 2007; and White v. Mattel, filed November 26, 2007, hereinafter, “White II”); three in the Southern District of New York (Shoukry v. Fisher-Price, filed August 10, 2007; Goldman v. Fisher-Price, filed August 31, 2007; and Allen v. Fisher-Price, filed November 16, 2007); two in the Eastern District of Pennsylvania (Monroe v. Mattel, filed August 17, 2007, and Chow v. Mattel, filed September 7, 2007); one in the Southern District of Indiana (Sarjent v. Fisher-Price, filed August 16, 2007); one in the District of South Carolina (Hughey v. Fisher-Price, filed August 24, 2007); and one in the Eastern District of Louisiana (Sanders v. Mattel, filed November 14, 2007). Two other actions originally filed in Los Angeles County Superior Court have since been removed to federal court in the Central District of California (Healy v. Mattel, filed August 21, 2007, and Powell v. Mattel, filed August 20, 2007). Another lawsuit commenced in San Francisco County Superior Court was removed to the federal court in the Northern District of California (Harrington v. Mattel, filed August 20, 2007). One other action was commenced in District of Columbia Superior Court and removed to the United States District Court for the District of Columbia (DiGiacinto v. Mattel, filed August 29, 2007). Mattel was named as a defendant in all of the actions, while Fisher-Price was named as a defendant in nineteen of the cases.

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

On March 31, 2008, plaintiffs filed a Consolidated Amended Class Action Complaint in the MDL proceeding, which was followed with a Second Consolidated Amended Complaint (the “Consolidated Complaint”), filed on May 16, 2008. Plaintiffs seek certification of a class of all persons who, from May 2003 through the present, purchased and/or acquired certain allegedly hazardous toys. The Consolidated Complaint defines hazardous toys as those toys recalled between August 2, 2007 and October 25, 2007, due to the presence of lead in excess of applicable standards in the paint on some parts of some of the toys; those toys recalled on November 21, 2006 and August 14, 2007, related to magnets; and the red and green toy blood pressure cuffs voluntarily withdrawn from retail stores or replaced at the request of consumers. The Consolidated Complaint refers to other, unidentified toys that allegedly contain lead in excess of applicable standards or unsafe magnets that have not been recalled. Defendants named in the Consolidated Complaint are Mattel, Fisher-Price, Target Corporation, Toys “R” Us, Inc., Wal-Mart Stores, Inc., KB Toys, Inc., and Kmart Corporation. Mattel has assumed the defense of Target Corporation, Toys “R” Us, Inc., KB Toys, Inc. and Kmart Corporation, and agreed to indemnify all of the retailer defendants, for the specific claims raised in the Consolidated Complaint, which claims relate to the sale of Mattel and Fisher-Price toys.

In the Consolidated Complaint, plaintiffs assert claims for breach of implied and express warranties, negligence, strict liability, violation of the United States Consumer Product Safety Act and related Consumer Product Safety Rules, various California consumer protection statutes, and unjust enrichment. Plaintiffs seek (i) declaratory and injunctive relief enjoining defendants from continuing the allegedly unlawful practices raised in the Consolidated Complaint; (ii) restitution and disgorgement of monies acquired by defendants from the allegedly unlawful practices; (iii) costs of initial diagnostic blood lead level testing to detect possible injury to plaintiffs and members of the class; (iv) costs of treatment for those who test positive to the initial diagnostic blood lead level testing; (v) reimbursement of the purchase price for the allegedly hazardous toys; and (vi) costs and attorneys’ fees. On June 24, 2008, defendants filed motions to dismiss the Consolidated Complaint, and briefing is ongoing. Discovery has commenced and is ongoing, but is in the very early stages.

California Proposition 65 Claims and State Attorneys General Inquiries

On November 19, 2007, the California Attorney General, joined by the Los Angeles City Attorney, brought suit against Mattel and Fisher-Price, along with a number of other entities alleged to have manufactured and/or sold children’s products that exposed children to lead, in Alameda County Superior Court in California. The complaint asserts claims for violation of Proposition 65 (California Health & Safety Code § 25249.6 et seq.) and the California Unfair Competition Act (California Business & Professions Code § 17200 et seq.) and seeks civil penalties up to $2,500 per day for each violation of each statute, restitution pursuant to Business & Professions Code § 17203, and injunctive relief. The filing of this action by the Attorney General precluded several environmental non-profit groups that had issued pre-suit notices of intent to bring Proposition 65 claims from proceeding with such claims of their own. The California Attorney General’s lawsuit was served on Mattel and Fisher-Price on January 23, 2008. The Alameda County Superior Court has designated the case as complex and continued the date on which responsive pleadings must be filed until at least September 17, 2008; accordingly, this litigation remains at a preliminary stage.

In addition, Mattel has responded to formal and informal inquiries made by state attorneys general, and is currently in a negotiation process with a number of state attorneys general concerning whether certain conduct has violated state consumer protection or related laws. These negotiations could result in settlements involving nonmonetary and / or monetary consideration, an estimate for which cannot be made at this time.

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

After the dismissal of his class action suit, Mr. Fortier filed an individual action in Quebec (Fortier v. Mattel Canada, Inc., filed on November 22, 2007). In his individual action, Mr. Fortier alleges that he purchased recalled toys and, as a result, suffered damages, including consequential and incidental damages such as worry, concern, and costs of the products and replacement products, medicines, diagnosis, and treatment. Mr. Fortier alleges damages of CDN$5 million. Mattel moved to stay Mr. Fortier’s individual action pending resolution of the request to proceed as a class action filed in the El-Mousfi action also pending in Quebec, and that motion to stay was denied.

All of the actions in Canada are at a preliminary stage.

Product Liability and Related Claims in Brazil

Three consumer protection associations and agencies have filed claims against Mattel’s subsidiary Mattel do Brasil Ltda. in the following courts in Brazil: (a) the Public Treasury Court in the State of Santa Catarina (Associacao Catarinense de Defesa dos Cidadaos, dos Consumidores e dos Contribuintes—ACC/SC v. Mattel do Brasil Ltda., filed on February 2, 2007); (b) the Second Commercial Court in the State of Rio de Janeiro (Consumer Protection Committee of the Rio de Janeiro State Legislative Body—CPLeg/RJ v. Mattel do Brasil Ltda., filed on August 17, 2007); and (c) the Sixth Civil Court of the Federal District (Brazilian Institute for the Study and Defense of Consumer Relationships—IBEDEC v. Mattel do Brasil Ltda., filed on September 13, 2007). The ACC/SC case is related to the recall of magnetic products in November 2006; the CPLeg/RJ case is related to the August 2007 recall of magnetic products; and the IBEDEC case is related to the August and September 2007 recalls of magnetic products and products with non-approved paint containing lead exceeding the limits established by applicable regulations and Mattel standards. The cases generally state claims in four categories: (i) production of a defective product; (ii) misrepresentations; (iii) negligence; and (iv) violations of consumer protection statutes. Plaintiffs generally seek general and special damages; restitution of monies paid by consumers to replace recalled toys; disgorgement of benefits resulting from recalled toys; aggravated and punitive damages; pre-judgment and post-judgment interest; injunctive relief; and litigation costs and attorneys’ fees. The amount of damages sought by plaintiffs is not generally specified, except that in the Public Treasury Court in the State of Santa Catarina action (ACC/SC), plaintiff demands general damages of approximately $1 million, in addition to other remedies, and in the Sixth Civil Court of the Federal District action (IBEDEC), plaintiff estimated the amount of approximately $28 million, as a basis for calculating court fees, in addition to requesting other remedies.

On June 18, 2008, the action brought by IBEDEC was deemed groundless, and on July 1, 2008, IBEDEC filed an appeal. Mattel do Brasil was notified on July 10, 2008 to submit its brief of appellee.

On July 9, 2008, the court also rendered a decision in the record of the action brought by the Consumer Protection Committee of the Rio de Janeiro State Legislative Body—CPLeg. The judge rejected the claim for general damages, but Mattel do Brasil was ordered to (i) make a station for replacement of the recalled products available in the cities of the state of Rio de Janeiro having a population of more than 100 thousand but less than 500 thousand inhabitants; (ii) make one station for replacement available in every district in which there is at least one toy store in the cities of the state of Rio de Janeiro having more than 500 thousand inhabitants; (iii) publish, at its own expense, in two widely circulated newspapers in Rio de Janeiro, on 4 intercalated days, without excluding Sunday, the provisions of the court decision in a 20cm x 20cm size, in order to make it public for consumers; (iv) make the addresses of the installed replacement stations available on its website, as well as the provisions of the court decision. The decision also allowed the consumers who felt aggrieved by the recall to make a proof in the action, so that the applicability of pecuniary damages can be analyzed later, on a case by case basis. It finally ordered Mattel do Brasil to pay attorneys’ fees corresponding to 10% of the value placed on the claim (value placed on the claim is approximately $12,500). Mattel do Brasil lodged a motion to clarify a contradiction in the decision, and it is currently awaiting the decision on the motion. Upon rendering of said decision, the term for filing of an appeal will start running.

Since August 20, 2007, the Department of Consumer Protection and Defense (“DPDC”), the Consumer Protection Office (“PROCON”) of São Paulo, Mato Grosso and Rio de Janeiro, and public prosecutors from the States of Pernambuco, Rio Grande do Norte, and Rio de Janeiro have brought eight administrative proceedings against Mattel do Brasil, alleging that the company offered products whose risks to consumers’ health and safety should have been known by Mattel. The proceedings have been filed with the following administrative courts: (a) DPDC (DPDC v. Mattel do Brasil Ltda., filed on August 20, 2007, and DPDC v. Mattel do Brasil Ltda., filed on September 14, 2007); (b) PROCON (PROCON/MT v. Mattel do Brasil, filed on August 29, 2007, PROCON/SP v. Mattel do Brasil, filed on September 4, 2007, and PROCON/RJ v. Mattel do Brasil, filed on August 27, 2007); and (c) the Public Prosecutor’s Office (MP/RJ v. Mattel do Brasil, filed on September 27, 2007, MP/PE v. Mattel do Brasil, filed on September 28, 2007, and MP/RN v. Mattel do Brasil, filed on October 10, 2007). The administrative proceedings generally state claims based on the alleged negligence of Mattel do Brasil regarding recalled products. In the PROCON/SP proceeding, plaintiff estimated a fine equivalent to approximately $400,000. None of the other administrative proceedings listed above specifies the amount of the penalties that could be applied if the claims against Mattel do Brasil are successful. On December 21, 2007, PROCON/SP rendered a decision and decided to impose a fine on Mattel do Brasil in the approximate amount of $0.2 million. On January 9, 2008, Mattel do Brasil filed an administrative appeal regarding the decision of December 21, 2007.

In addition to the matters discussed above, a few individual consumers in Brazil have brought individual lawsuits against Mattel do Brasil. These lawsuits have been brought in special courts that provide expedited judgments on cases involving amounts below $7,000 and in consumer defense agencies (PROCONs). Generally, these claims focus on alleged failures by Mattel to make refunds in cash or replace recalled products with new toys in the proper time and manner. At present there are 16 individual lawsuits; none of these lawsuits states a claim for damages exceeding $7,000. The special courts that provide expedited judgments have issued decisions in nine lawsuits brought by individual consumers; in two of these cases, the court decisions order Mattel do Brasil to refund only the amounts paid by the consumers for the recalled toys; in five cases, Mattel do Brasil was also ordered to pay general damages (“danos morais”) to the consumers, which amount to approximately $250, $300, $350, $400, and $450, respectively. Two of the lawsuits were entirely dismissed.

All of the actions in Brazil are at a preliminary stage, except for the PROCON/SP administrative procedure, the nine individual consumer lawsuits mentioned in the preceding paragraph, in which the courts have rendered decisions, and the cases involving IBEDEC and the Consumer Protection Committee of the Rio de Janeiro State Legislative Body—CPLeg.

Product Liability Litigation in Colombia

On August 22, 2007, plaintiff, a resident of Colombia, filed an action (Matiz v. Ministry of Health, et al.) in the Administrative Court for the Bogata Circuit in the Republic of Colombia against Mattel and the Colombian Ministry of Health. Plaintiff alleges the following claims: (a) violation of the collective right to free economic competition, (b) violation of the collective right to public health, (c) violation of the prohibition against the introduction of toxic waste into the national territory, and (d) violation of the collective right of consumers to be free from unsafe products. Plaintiff seeks the following relief: an affirmative injunction for additional recalls; a declaration of liability for violation of consumers’ “collective rights” to public health, free economic competition, and the prohibition against the introduction of toxic waste into the national territory; economic incentives of between 10 and 150 times the minimum monthly legal wage; and an award of litigation costs and attorneys’ fees. The Court has denied the interim measures requested by the plaintiff. On July 8, 2008, Mattel filed a brief with the Court furnishing information requested by the Court. Also, the Superintendent of Industry and Commerce and the Ministry of Health separately submitted their required documents. The Court is currently reviewing all documents submitted. It is anticipated that after finding that all necessary information has been submitted, the Court will issue a writ closing the discovery of evidence and ordering the parties to file their closing arguments.

21.	Segment Information

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie®; Polly Pocket®, Little Mommy®, Disney Classics, Pixel Chix®, and High School Musical (collectively “Other Girls Brands”); Hot Wheels®, Matchbox®, and Tyco® R/C vehicles and playsets (collectively “Wheels”); and CARS®, Radica®, Speed Racer™, Batman®, and Kung Fu Panda™ products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”); Sesame Street®, Dora the Explorer®, Winnie the Pooh, Go-Diego-Go!™, and See ‘N Say® (collectively “Fisher-Price® Friends”); and Power Wheels® .

American Girl Brands—including Just Like You®, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers, and its children’s publications are also sold to certain retailers.

Additionally, the International segment sells products in all toy categories, except American Girl Brands.

The following tables present information about revenues, income (loss), and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income (loss) from operations represents operating income (loss), while consolidated income (loss) from operations represents income (loss) from operations before income taxes as reported in the consolidated statements of operations. The corporate and other category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency rates on intercompany transactions.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$260,751	$242,403	$486,487	$472,195
Fisher-Price Brands US	236,759	241,682	426,612	491,717
American Girl Brands	61,085	55,768	130,171	118,686

Total Domestic	558,595	539,853	1,043,270	1,082,598
International	655,845	568,840	1,177,837	1,050,931

Gross sales	1,214,440	1,108,693	2,221,107	2,133,529
Sales adjustments	(102,009)	(106,068)	(189,377)	(190,639)

	$1,112,431	$1,002,625	$2,031,730	$1,942,890

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands)
Segment Income (Loss)
Domestic:
Mattel Girls & Boys Brands US	$11,885	$18,648	$14,536	$28,346
Fisher-Price Brands US	13,162	7,217	11,724	30,111
American Girl Brands	(5,760)	(2,065)	(7,423)	(2,733)

Total Domestic	19,287	23,800	18,837	55,724
International	58,014	37,345	81,878	75,698

	77,301	61,145	100,715	131,422
Corporate and other expense (a)	46,693	24,296	106,642	73,942

Operating income (loss)	30,608	36,849	(5,927)	57,480
Interest expense	16,566	14,132	32,615	28,615
Interest (income)	(7,271)	(10,482)	(15,818)	(22,442)
Other non-operating expense (income), net	6,380	(3,266)	22,145	(796)

Income (loss) before income taxes	$14,933	$36,465	$(44,869)	$52,103

(a)	Corporate and other expense includes (i) stock compensation expense of $6.4 million and $13.4 million for the three and six months ended June 30, 2008, respectively, and $3.2 million and $6.9 million for the three and six months ended June 30, 2007, respectively, and (ii) legal fees associated with the product recall-related litigation and MGA litigation matters.

	June 30, 2008	June 30, 2007	December 31, 2007
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$266,032	$254,927	$268,614
Fisher-Price Brands US	256,200	248,891	189,010
American Girl Brands	87,082	76,852	61,756

Total Domestic	609,314	580,670	519,380
International	968,520	800,939	840,653

	1,577,834	1,381,609	1,360,033
Corporate and other	75,723	85,799	59,873

Accounts receivable and inventories, net	$1,653,557	$1,467,408	$1,419,906

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$721,727	$638,361	$1,314,507	$1,205,409
Fisher-Price Brands	428,014	410,382	769,322	801,633
American Girl Brands	61,085	55,768	130,171	118,686
Other	3,614	4,182	7,107	7,801

Gross sales	1,214,440	1,108,693	2,221,107	2,133,529
Sales adjustments	(102,009)	(106,068)	(189,377)	(190,639)

Net sales	$1,112,431	$1,002,625	$2,031,730	$1,942,890

22.	New Accounting Pronouncements

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date for acquisitions completed on or after January 1, 2009, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which is effective on January 1, 2009 for all acquisitions regardless of the date on which they were completed. Mattel has not completed its evaluation of SFAS No. 141(R), but does not expect the adoption of SFAS No. 141(R) to have a material effect on its operating results or financial position.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Mattel has not completed its evaluation of SFAS No. 161, but does not expect the adoption of SFAS No. 161 to have a material effect on its financial statements.

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Prior to the issuance of SFAS No. 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC’s”) approval of the Public Company Accounting Oversight Board (“PCAOB”) Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Mattel does not expect the adoption of SFAS No. 162 to have an impact on its operating results or financial position.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie®; Polly Pocket®, Little Mommy®, Disney Classics, Pixel Chix®, and High School Musical (collectively “Other Girls Brands”); Hot Wheels®, Matchbox®, and Tyco® R/C vehicles and playsets (collectively “Wheels”); and CARS®, Radica®, Speed Racer™, Batman®, and Kung Fu Panda™ products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”); Sesame Street®, Dora the Explorer®, Winnie the Pooh, Go-Diego-Go!™, and See ‘N Say® (collectively “Fisher-Price® Friends”); and Power Wheels® .

American Girl Brands—including Just Like You®, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers, and its children’s publications are also sold to certain retailers.

Management believes that the business environment for Mattel for the remainder of 2008 will be similar to that of 2007. Mattel expects to continue facing challenges both domestically and internationally as retailers continue to tightly manage inventory. Additionally, Mattel will continue to experience cost pressures, including higher product costs for commodities, labor, and product testing, along with appreciating Asian currencies. Additionally, until all product recall-related litigation and MGA legal matters are resolved, Mattel will continue to incur significant legal expenses.

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

Results of Operations—Second Quarter

Consolidated Results

Net sales for the second quarter of 2008 were $1.11 billion, up 11% as compared to $1.00 billion in 2007, including favorable changes in currency exchange rates of 5 percentage points. Net income for the second quarter of 2008 was $11.8 million, or $0.03 per diluted share, as compared to $22.8 million, or $0.06 per diluted share for the second quarter of 2007. Net income for the second quarter of 2008 was negatively impacted by higher costs for commodities, labor and product testing, and higher litigation expenses, partially offset by higher sales volume and lower product recall costs. Operating income for the second quarter of 2007 was negatively impacted by $28.8 million of product recall costs.

The following table provides a summary of Mattel’s consolidated results for the second quarter of 2008 and 2007 (in millions, except percentage and basis point information):

	For the Three Months Ended June 30,
	2008		2007		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,112.4	100.0%	$1,002.6	100.0%	11%	—

Gross profit	$495.3	44.5%	$443.2	44.2%	12%	30
Advertising and promotion expenses	116.8	10.5	107.1	10.7	9%	(20)
Other selling and administrative expenses	347.9	31.3	299.3	29.8	16%	150

Operating income	30.6	2.8	36.8	3.7
Interest expense	16.6	1.5	14.1	1.4	17%	10
Interest (income)	(7.3)	–0.7	(10.5)	–1.0	–31%	30
Other non-operating expense (income), net	6.4		(3.3)

Income before income taxes	$14.9	1.3%	$36.5	3.6%		(230)

Sales

Net sales for the second quarter of 2008 were $1.11 billion, up 11% as compared to $1.00 billion in 2007, including favorable changes in currency exchange rates of 5 percentage points. Gross sales within the US increased 3% in the second quarter of 2008, as compared to 2007, and accounted for 46% of consolidated gross sales in the second quarter of 2008, as compared to 49% in 2007. Gross sales in international markets increased 15% in the second quarter of 2008, as compared to 2007, including favorable changes in currency exchange rates of 10 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 13% in the second quarter of 2008 to $721.7 million, with favorable changes in currency exchange rates of 6 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 8% as compared to the second quarter of 2007 and international gross sales of Mattel Girls & Boys Brands increased 16%, with favorable changes in currency exchange rates of 10 percentage points. Worldwide gross sales of Barbie® decreased 6% as compared to the second quarter of 2007, with a 6 percentage point benefit from currency exchange rates, primarily driven by sales declines in Barbie® Collector and My Scene®, partially offset by higher sales of Barbie® Fantasy products. Domestic gross sales of Barbie® decreased 21% and International gross sales of Barbie® increased 3%, including favorable changes in currency exchange rates of 9 percentage points during the second quarter of 2008. Worldwide gross sales of Other Girls products increased 27%, including favorable changes in currency exchange rates of 8 percentage points, due primarily to sales of High School Musical products. Worldwide gross sales of Wheels products increased 32%, including favorable changes in currency exchange rates of 7 percentage points, due primarily to the addition of Speed Racer™ products and higher sales of Tyco® R/C and Hot Wheels® products. Worldwide gross sales of Entertainment products increased 14%, including favorable changes in currency exchange rates of 6 percentage points, driven primarily by sales of products tied to this Summer’s key movie properties: Batman®: The Dark Knight™, Speed Racer™, and Kung Fu Panda™.

Worldwide gross sales of Fisher-Price Brands were $428.0 million, up 4% in the second quarter of 2008, including a 4 percentage point benefit from currency exchange rates. International gross sales of Fisher-Price Brands increased by 13%, including a 9 percentage point benefit from currency exchange rates, partially offset by a 2% sales decline domestically. Worldwide gross sales of Core Fisher-Price® increased 10%, including favorable changes in currency exchange rates of 5 percentage points. International gross sales of Core Fisher-Price® increased 17%, including a 10 percentage point benefit from currency exchange rates and domestic gross sales increased 4%. Worldwide gross sales of Fisher-Price® Friends decreased by 19%, including favorable changes in currency exchange rates of 3 percentage points, primarily due to sales declines in Sesame Street® and Dora the Explorer® products as compared to strong levels in the prior year.

American Girl Brands gross sales were $61.1 million, up 10% in the second quarter of 2008, as compared to $55.8 million in the second quarter of 2007, primarily as a result of strong sales of products tied to the Kit Kittredge® movie, and contributions from the American Girl Boutique and Bistros™ in Atlanta, Georgia and Dallas, Texas, which opened during the second half of 2007.

Cost of Sales

Cost of sales as a percentage of net sales was 55.5% in the second quarter of 2008 as compared to 55.8% in the second quarter of 2007. Cost of sales increased by $57.6 million, or 10%, from $559.5 million in the second quarter of 2007 to $617.1 million in the second quarter of 2008, as compared to an 11% increase in net sales. On an overall basis, cost of sales increased primarily due to higher sales volume, cost pressures from commodities, Chinese labor rates, appreciating Asian currencies, and higher product testing costs, partially offset by lower product recall costs during the second quarter of 2008. Within cost of sales, product costs increased by $41.6 million, or 9%, from $448.5 million in the second quarter of 2007 to $490.1 million in the second quarter of 2008. Royalty expense increased $6.8 million, or 16%, from $43.8 million in the second quarter of 2007 to $50.6 million in the second quarter of 2008. Freight and logistics expenses increased by $9.2 million, or 14%, from $67.2 million in the second quarter of 2007 to $76.4 million in the second quarter of 2008.

Gross Profit

Gross profit, as a percentage of net sales, was 44.5% in the second quarter of 2008 as compared to 44.2% in the second quarter of 2007. The increase in gross profit was primarily driven by lower recall costs as compared to the second quarter of 2007, the benefit of price increases, and foreign currency exchange benefits, partially offset by continued cost pressures from commodities, Chinese labor rates, appreciating Asian currencies, and higher product testing costs.

Advertising and Promotion Expenses

Advertising and promotion expenses were 10.5% of net sales in the second quarter of 2008 as compared to 10.7% of net sales in the second quarter of 2007.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $347.9 million, or 31.3% of net sales in the second quarter of 2008 as compared to $299.3 million, or 29.8% of net sales, in the second quarter of 2007. The increase in other selling and administrative expenses is primarily due to incremental MGA and product recall-related litigation fees of approximately $25 million. The impact of foreign currency exchange rates and higher compensation expense related to stock options and restricted stock units (“RSUs”) also contributed to higher other selling and administrative expenses. Compensation expense related to stock options and RSUs totaled $6.4 million in the second quarter of 2008, as compared to $3.2 million in the second quarter of 2007.

Non-Operating Income (Expense)

Interest expense increased from $14.1 million in the second quarter of 2007 to $16.6 million in the second quarter of 2008, due to higher average borrowings, partially offset by lower average interest rates. Interest income decreased from $10.5 million in the second quarter of 2007 to $7.3 million in the second quarter of 2008, due to lower average interest rates, partially offset by higher average invested cash balances. Other non-operating expense was $6.4 million in the second quarter of 2008 as compared to other non-operating income of $3.3 million in the second quarter of 2007, due to foreign currency exchange losses in 2008 caused by local currency revaluation of US dollar cash balances held by a Latin American subsidiary.

Provision for Income Taxes

Mattel’s provision for income taxes was $3.2 million for the second quarter of 2008 as compared to $13.7 million for the second quarter of 2007. Mattel’s provision for income taxes for the second quarter of 2007 included income tax expense of $5.3 million relating to a change in a New York state tax law.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $260.8 million in the second quarter of 2008, up $18.4 million or 8%, as compared to $242.4 million in the second quarter of 2007. Within this segment, gross sales of Barbie® products decreased 21%, primarily driven by sales declines in Barbie® Collector and Barbie® Reality World, partially offset by higher sales of Barbie® Fantasy products. Gross sales of Other Girls products increased 23%, primarily due to sales of High School Musical products. Gross sales of Wheels products increased 31%, primarily due to the addition of Speed Racer™ and higher sales of Tyco® R/C products. Gross sales of Entertainment products increased 16%, driven primarily by sales of products tied to this Summer’s key movie properties: Batman®: The Dark Knight™, Speed Racer™, and Kung Fu Panda™. Mattel Girls & Boys Brands US segment income decreased $6.7 million to $11.9 million in the second quarter of 2008 from $18.6 million in the second quarter of 2007, primarily driven by lower gross profit, partially offset by higher sales volume.

Fisher-Price Brands US gross sales decreased 2% in the second quarter of 2008 as compared to the second quarter of 2007, primarily due to lower sales of Fisher-Price® Friends products, partially offset by higher sales of Core Fisher-Price® products. Lower sales of Fisher-Price® Friends products were primarily due to sales declines in Sesame Street® and Dora the Explorer® as compared to strong levels in the prior year. Fisher-Price Brands US segment income increased $6.0 million to $13.2 million in the second quarter of 2008 from $7.2 million in the second quarter of 2007, primarily driven by higher gross profit, partially offset by lower sales volume.

American Girl Brands gross sales increased 10% in the second quarter of 2008, as compared to the second quarter of 2007, primarily as a result of strong sales of products tied to the Kit Kittredge® movie, and contributions from the American Girl Boutique and Bistros™ in Atlanta, Georgia and Dallas, Texas, which opened during the second half of 2007. American Girl Brands segment loss increased from $2.1 million in the second quarter of 2007 to $5.8 million in the second quarter of 2008, primarily due to higher other selling and administrative expenses related to retail pre-opening costs, partially offset by higher sales volume.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the second quarter of 2008 versus 2007:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	15	10
Europe	7	11
Latin America	22	11
Asia Pacific	16	6
Other	28	7

International gross sales increased by 15% in the second quarter of 2008 as compared to the second quarter of 2007, including favorable changes in currency exchange rates of 10 percentage points. Gross sales of Barbie® increased 3% in the second quarter of 2008, including favorable changes in currency exchange rates of 9 percentage points, primarily due to higher sales of Barbie® Reality World and Barbie® Fantasy, partially offset by sales declines in My Scene® and Barbie® Collector. Gross sales of Other Girls products increased 30% in the second quarter of 2008, including favorable changes in currency exchange rates of 14 percentage points, primarily due to sales of High School Musical products. Gross sales of Wheels products increased 33%, including favorable changes in currency exchange rates of 12 percentage points, primarily due to the addition of Speed Racer™ sales. Gross sales of Entertainment products increased 12%, including favorable changes in currency exchange rates of 10 percentage points, driven primarily by sales of products tied to this Summer’s key movie properties: Batman®: The Dark Knight™, Speed Racer™, and Kung Fu Panda™. Gross sales of Fisher-Price Brands increased 13%, including favorable changes in currency exchange rates of 9 percentage points, primarily driven by strong sales in Core Fisher-Price®, partially offset by sales declines of Fisher-Price® Friends products. International segment income was $58.0 million in the second quarter of 2008, up $20.7 million from $37.3 million in the second quarter of 2007, primarily due to higher sales volume and higher gross profit, partially offset by higher other selling and administrative expenses.

Results of Operations—First Half

Consolidated Results

Net sales for the first half of 2008 were $2.03 billion, up 5% as compared to $1.94 billion in 2007, including favorable changes in currency exchange rates of 5 percentage points. Net loss for the first half of 2008 was $34.9 million, or $0.10 per diluted share, as compared to net income of $34.8 million, or $0.09 per diluted share, for the first half of 2007. Net loss for the first half of 2008 was negatively impacted by higher costs for commodities, labor and product testing, and higher litigation expenses. Operating income for the first half of 2007 was negatively impacted by $28.8 million of product recall costs.

The following table provides a summary of Mattel’s consolidated results for the first half months of 2008 and 2007 (in millions, except percentage and basis point information):

	For the Six Months Ended June 30,
	2008		2007		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$2,031.7	100.0%	$1,942.9	100.0%	5%	—

Gross profit	$892.2	43.9%	$861.8	44.4%	4%	(50)
Advertising and promotion expenses	219.8	10.8	212.4	10.9	3%	(10)
Other selling and administrative expenses	678.3	33.4	591.9	30.5	15%	290

Operating (loss) income	(5.9)	–0.3	57.5	3.0	–110%	(330)
Interest expense	32.6	1.6	28.6	1.5	14%	10
Interest (income)	(15.8)	–0.8	(22.4)	–1.2	–30%	40
Other non-operating expense (income), net	22.2		(0.8)

(Loss) income before income taxes	$(44.9)	–2.2%	$52.1	2.7%		(490)

Sales

Net sales for the first half of 2008 were $2.03 billion, up 5% as compared to $1.94 billion in 2007, including favorable changes in currency exchange rates of 5 percentage points. Gross sales within the US decreased 4% in the first half of 2008, as compared to 2007, and accounted for 47% of consolidated gross sales in the first half of 2008, as compared to 51% in 2007. Gross sales in international markets increased 12% in the first half of 2008, as compared to 2007, including favorable changes in currency exchange rates of 10 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 9% in the first half of 2008 to $1.31 billion, with favorable changes in currency exchange rates of 7 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 3% as compared to the first half of 2007 and international gross sales increased 13%, with favorable changes in currency exchange rates of 11 percentage points. Worldwide gross sales of Barbie® decreased 3% as compared to the first half of 2007, with a 7 percentage point benefit from currency exchange rates. During the first half of 2008, domestic gross sales of Barbie® decreased 17%, and international gross sales increased 4%, including favorable changes in currency exchange rates of 9 percentage points. Worldwide gross sales of Other Girls products increased 21%, including favorable changes in currency exchange rates of 8 percentage points, due primarily to higher sales of High School Musical products. Worldwide gross sales of Wheels products increased 24%, including favorable changes in currency exchange rates of 7 percentage points, due primarily to the addition of Speed Racer™ products and higher sales of Tyco® R/C and Hot Wheels® products. Worldwide gross sales of Entertainment products increased 6%, including favorable changes in currency exchange rates of 6 percentage points, primarily driven by sales of products tied to this Summer’s key movie properties: Batman®: The Dark Knight ™, Speed Racer™, and Kung Fu Panda™.

Worldwide gross sales of Fisher-Price Brands were $769.3 million, down 4% in the first half of 2008, including a 4 percentage point benefit from currency exchange rates. Worldwide gross sales of Core Fisher-Price® increased 4%, including favorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Fisher-Price® Friends decreased by 35%, including favorable changes in currency exchange rates of 2 percentage points, primarily driven by sales declines in Sesame Street® and Dora the Explorer® products as compared to strong levels in the prior year.

American Girl Brands gross sales were $130.2 million, up 10% in the first half of 2008, as compared to $118.7 million in the first half of 2007, primarily as a result of strong sales of products tied to the Kit Kittredge® movie, and contributions from the American Girl Boutique and Bistros™ in Atlanta, Georgia and Dallas, Texas, which opened during the second half of 2007.

Cost of Sales

Cost of sales in the first half of 2008 were $1.14 billion, up $58.5 million, or 5%, from $1.08 billion in 2007, as compared to a 5% increase in net sales. On an overall basis, cost of sales increased primarily due to higher sales volume, cost pressures from commodities, Chinese labor rates, appreciating Asian currencies, and higher product testing costs, partially offset by lower product recall costs during the first half of 2008. Within cost of sales, product costs increased by $38.1 million, or 4%, from $864.9 million in the first half of 2007 to $903.0 million in the first half of 2008. Royalty expense increased $4.5 million, or 6%, from $79.8 million in the first half of 2007 to $84.3 million in first half of 2008. Freight and logistics expenses increased by $15.9 million, or 12%, from $136.3 million in the first half of 2007 to $152.2 million in the first half of 2008.

Gross Profit

Gross profit, as a percentage of net sales, was 43.9% in the first half of 2008 as compared to 44.4% in the first half of 2007. The decrease in gross profit was primarily driven by continued cost pressures from commodities, Chinese labor rates, appreciating Asian currencies, and higher product testing costs, partially offset by lower recall costs as compared to the first half of 2007, the benefit of price increases, and foreign currency exchange benefits.

Advertising and Promotion Expenses

Advertising and promotion expenses were 10.8% of net sales in the first half of 2008 as compared to 10.9% of net sales in the first half of 2007.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $678.3 million, or 33.4% of net sales, in the first half of 2008 as compared to $592.0 million, or 30.5% of net sales, in the first half of 2007. The increase in other selling and administrative expenses is primarily due to incremental MGA and product recall-related litigation fees of approximately $43 million. The impact of foreign currency exchange rates and higher compensation expense related to stock options and RSUs also contributed to higher other selling and administrative expenses. Compensation expense related to stock options and RSUs totaled $13.4 million in the first half of 2008 as compared to $6.9 million in the first half of 2007.

Non-Operating Income (Expense)

Interest expense increased from $28.6 million in the first half of 2007 to $32.6 million in the first half of 2008, due to higher average borrowings, partially offset by lower average interest rates. Interest income decreased from $22.4 million in the first half of 2007 to $15.8 million in the first half of 2008, due to lower average interest rates, partially offset by higher average invested cash balances. Other non-operating expense was $22.1 million in the first half of 2008 as compared to other non-operating income of $0.8 million in the first half of 2007, primarily due to foreign currency exchange losses in 2008 caused by local currency revaluation of US dollar cash balances held by a Latin American subsidiary.

Provision for Income Taxes

Mattel had an income tax benefit of $10.0 million for the first half of 2008, compared to a provision for income taxes of $17.3 million for the first half of 2007. Mattel’s effective income tax rate for the first half of 2008 was 22.3%, which is its expected effective income tax rate for full year 2008. Mattel’s 2007 provision for income taxes included income tax expense of $5.3 million related to a change in a New York state tax law.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $486.5 million in the first half of 2008, up $14.3 million or 3%, as compared to $472.2 million in the first half of 2007. Within this segment, gross sales of Barbie® products decreased 17%, primarily driven by sales declines of Barbie® Reality World and Barbie® Collector products, partially offset by higher sales of this Spring’s key fantasy product line, Barbie® Mariposa™. Gross sales of Other Girls products increased 18%, primarily due to higher sales of High School Musical products. Gross sales of Wheels products increased 26%, primarily due to sales of Speed Racer™ products. Gross sales of Entertainment products were flat for the first half of 2008. Mattel Girls & Boys Brands US segment income decreased $13.8 million, from $28.3 million in the first half of 2007 to $14.5 million in the first half of 2008, primarily driven by lower gross profit, partially offset by higher sales volume.

Fisher-Price Brands US gross sales decreased 13% in the first half of 2008 as compared to the first half of 2007, reflecting sales declines of Core Fisher-Price® and Fisher-Price® Friends products, primarily driven by sales declines in Sesame Street® and Dora the Explorer® as compared to strong levels in the prior year. Fisher-Price Brands US segment income decreased $18.4 million to $11.7 million in the first half of 2008 from $30.1 million in the first half of 2007, primarily due to lower sales volume.

American Girl Brands gross sales increased 10% in the first half of 2008 as compared to the first half of 2007, primarily as a result of strong sales of products tied to the Kit Kittredge® movie, and contributions from the American Girl Boutique and Bistros™ in Atlanta, Georgia and Dallas, Texas, which opened during the second half of 2007. American Girl Brands segment operating loss increased from $2.7 million in the first half of 2007 to $7.4 million in the first half of 2008, primarily due to higher other selling and administrative expenses related to retail pre-opening costs, partially offset by higher sales volume.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first half of 2008 versus 2007:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	12	10
Europe	6	11
Latin America	21	13
Asia Pacific	19	8
Other	10	9

International gross sales increased by 12% in the first half of 2008 as compared to the first half of 2007, including favorable changes in currency exchange rates of 10 percentage points. Gross sales of Barbie® increased 4% in the first half of 2008, including favorable changes in currency exchange rates of 9 percentage points, primarily due to higher sales of Barbie® Reality World products, partially offset by sales declines in My Scene®. Gross sales of Other Girls products increased 23% in the first half of 2008, including favorable changes in currency exchange rates of 13 percentage points, primarily due to sales of High School Musical products. Gross sales of Wheels products increased 23%, including favorable changes in currency exchange rates of 13 percentage points, primarily due to the addition of Speed Racer™ and higher sales of Hot Wheels® products.

Gross sales of Entertainment products increased 10%, including favorable changes in currency exchange rates of 11 percentage points, primarily driven by sales of products tied to this Summer’s key movie properties: Batman®: The Dark Knight™, Speed Racer™ , and Kung Fu Panda™. Gross sales of Fisher-Price Brands increased 11%, including favorable changes in currency exchange rates of 10 percentage points, driven by strong sales of Core Fisher-Price® products, partially offset by sales declines of Fisher-Price® Friends products. International segment income was $81.9 million in the first half of 2008, up $6.2 million from $75.7 million in the first half of 2007, primarily due to increased sales volume, partially offset by higher other selling and administrative expenses and lower gross profit.

Income Taxes

Mattel had an income tax benefit of $10.0 million for the first half of 2008, compared to a provision for income taxes of $17.3 million for the first half of 2007. Mattel’s effective income tax rate for the first half of 2008 was 22.3%, which is its expected effective income tax rate for full year 2008. During the second quarter of 2007, the state of New York enacted corporate tax law changes, effective retroactive to January 1, 2007, reducing its corporate tax rate from 7.5% to 7.1% and modifying its method of apportioning income to a single weighted sales factor. As a result of the law changes, Mattel’s effective New York state tax rate decreased, resulting in a reduction of $5.3 million to previously recorded deferred tax assets during the three months ended June 30, 2007.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash balances and access to short-term borrowing facilities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

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

Over the long-term, assuming cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to shareholders through cash dividends and share repurchases. Mattel’s share repurchase program has no expiration date and repurchases will take place from time to time, depending on market conditions. The ability to implement successfully the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities. There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve its targeted goals from investing activities.

Operating Activities

Cash flows used for operating activities were $529.7 million in the first half of 2008, as compared to $491.6 million used in the first half of 2007. The increase in cash flows used for operating activities was primarily due to changes in working capital requirements in 2008 and lower profitability.

Investing Activities

Cash flows used for investing activities in the first half of 2008 were $35.7 million, as compared to $136.9 million used in the first half of 2007, primarily due to the acquisition of Origin Products Limited in the first half of 2007 and proceeds from settled foreign exchange hedges during the first half of 2008, partially offset by higher purchases of other property, plant, and equipment and tools, dies, and molds in the first half of 2008.

Financing Activities

Cash flows provided by financing activities in the first half of 2008 were $40.9 million, as compared to cash flow provided by financing activities of $162.2 million in the first half of 2007. The decrease in cash flows provided by financing activities was primarily due to lower proceeds from the exercise of stock options and higher share repurchases during the first half of 2008, partially offset by higher net proceeds from borrowings.

Seasonal Financing

Mattel maintains and periodically amends or replaces a $1.3 billion domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. As of June 30, 2008, Mattel had available incremental borrowing resources totaling approximately $1.1 billion under its domestic unsecured committed revolving credit facility. The agreement expires on March 23, 2010 and interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the second quarter of 2008. As of June 30, 2008, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.32 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 11.41 to 1 (compared to a minimum required of 3.50 to 1).

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

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive loss. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.871%. The three-month LIBOR used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

In March 2008, Mattel issued $350.0 million of unsecured 5.625% Senior Notes (“2008 Senior Notes”) due March 15, 2013. Interest on the 2008 Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2008. Mattel may redeem all or part of the 2008 Senior Notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date, or (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 50 basis points.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	June 30, 2008	June 30, 2007	December 31, 2007
	(In millions)
Receivables sold pursuant to the:
Domestic receivables facility	$73.4	$48.4	$251.7
Other factoring arrangements	—	—	74.7

	$73.4	$48.4	$326.4

Financial Position

Mattel’s cash and equivalents at June 30, 2008 decreased $516.7 million to $384.4 million, as compared to year-end 2007, primarily due to the repayment of $349.0 million of short-term borrowings, the timing of accrued liabilities and accounts payable payments, seasonal increases in inventory, $80.0 million of purchases of tools, dies, and molds, and other property, plant, and equipment, $40.5 million of share repurchases, and the $40.0 million repayment of Medium-term notes, partially offset by $350.0 million of proceeds from the issuance of the 2008 Senior Notes in March 2008, proceeds of $106.9 million from the issuance of short-term borrowings, and accounts receivable collections.

Accounts payable and accrued liabilities decreased by $272.7 million from year-end 2007 to $881.6 million at June 30, 2008, mainly due to the timing of payments of various accrued liability balances, including incentive compensation, royalties, and advertising obligations, and lower amounts due bank related to the domestic receivables facility.

The current portion of long-term debt increased $90.0 million to $150.0 million at June 30, 2008, as compared to $60.0 million at June 30, 2007, primarily due to the reclassification of $100.0 million of 2006 Senior Notes and $50.0 million of Medium-term notes to current at June 30, 2008, partially offset by Medium-term notes repayments of $60.0 million.

A summary of Mattel’s capitalization is as follows:

	June 30, 2008		June 30, 2007		December 31, 2007
	(In millions, except percentage information)
Medium-term notes	$210.0	6%	$260.0	7%	$250.0	8%
2006 Senior Notes	200.0	6	300.0	8	300.0	9
2008 Senior Notes	350.0	10	—	—	—	—

Total noncurrent long-term debt	760.0	22	560.0	15	550.0	17
Other noncurrent liabilities	382.3	11	442.1	12	378.3	12
Stockholders’ equity	2,329.3	67	2,725.5	73	2,306.7	71

	$3,471.6	100%	$3,727.6	100%	$3,235.0	100%

Total noncurrent long-term debt increased by $200.0 million at June 30, 2008, as compared to June 30, 2007, due primarily to the $350.0 million issuance of 2008 Senior Notes in the first half of 2008 (all of which is classified as noncurrent at June 30, 2008), partially offset by the reclassification of $100.0 million of the 2006 Senior Notes and $50.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed. Stockholders’ equity of $2.33 billion decreased $396.2 million from June 30, 2007, primarily as a result of the payment of the annual dividend in the fourth quarter of 2007 and share repurchases, partially offset by net income and favorable currency translation adjustments.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 18.9% at June 30, 2007 to 30.4% at June 30, 2008, due to the aforementioned increase in debt and decrease in stockholders’ equity. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2007 and have not changed during the first half of 2008.

New Accounting Pronouncements

See Item 1 “Financial Statements–Note 22 to the Consolidated Financial Statements–New Accounting Pronouncements.”

Non-GAAP Financial Measure

In this Quarterly Report on Form 10-Q, Mattel includes a non-GAAP financial measure, gross sales, which it uses to analyze its continuing operations and to monitor, assess and identify meaningful trends in its operating and financial performance. Net sales, as reported in the consolidated statements of operations, include the impact of sales adjustments, such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments, the 2007 Product Recalls, and the 2008 Product Withdrawal. Consistent with its segment reporting, Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit, brand and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the detail of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with individual products, making net sales less meaningful. A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$721,727	$638,361	$1,314,507	$1,205,409
Fisher-Price Brands	428,014	410,382	769,322	801,633
American Girl Brands	61,085	55,768	130,171	118,686
Other	3,614	4,182	7,107	7,801

Gross sales	1,214,440	1,108,693	2,221,107	2,133,529
Sales adjustments	(102,009)	(106,068)	(189,377)	(190,639)

Net sales	$1,112,431	$1,002,625	$2,031,730	$1,942,890

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Mexican peso, and Venezuelan bolivar fuerte are the primary transactions that cause foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchases and sales of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, along with US dollar cash balances held by certain international subsidiaries, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures for the second quarter of 2008 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, Indonesian rupiah, and Brazilian real.

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

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive loss. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.871%. The three-month LIBOR used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended June 30, 2008.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The content of Note 20 (“Contingencies”) to the Consolidated Financial Statements of Mattel in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.

Derivative Litigation

Two consolidated stockholder derivative actions are pending, one in Los Angeles County Superior Court in California, captioned In re Mattel, Inc. Derivative Litigation, consolidating three derivative actions filed in September 2007 (the “Superior Court Action”), and one in US District Court, Central District of California, captioned In re Mattel, Inc. Derivative Litigation, consolidating three derivative actions filed in October 2007 (the “Federal Action”), each asserting claims ostensibly on behalf and for the benefit of Mattel. Another derivative action, filed in the Court of Chancery of Delaware in October 2007, has been voluntarily dismissed. The derivative actions allege that past and present members of Mattel’s Board of Directors breached their fiduciary duties in connection with product safety and reporting practices allegedly related to Mattel’s product recalls during August and September 2007. In the Superior Court Action, plaintiffs also sue certain executive officers of Mattel, and plaintiffs also allege that certain officers and current and former directors who sold stock during the first half of 2007 breached their fiduciary duties by selling while allegedly in possession of non-public information relating to alleged product defects and seek disgorgement of unspecified amounts of profits from such sales. The derivative plaintiffs have asked for damages in unspecified amounts and equitable relief. In the Federal Action, the Court on May 15, 2008 granted defendants’ motion to dismiss, and gave plaintiffs 30 days to file an amended complaint. Plaintiffs have not filed an amended complaint but instead have filed a motion to stay the Federal Action pending further efforts to develop facts. Defendants have moved to dismiss the Federal Action based on the failure to amend the complaint, and both that motion and plaintiffs’ motion to stay remain pending. The defendants’ time to respond to the Superior Court Action has to date been extended pending resolution of the motion to dismiss the Federal Action.

Item 1A.	Risk Factors.

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Certain written and oral statements made or incorporated by reference from time to time by Mattel or its representatives in this Quarterly Report on Form 10-Q, other filings or reports filed with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about: sales and inventory levels; brand and customer management programs; increased competition; initiatives to promote revenue growth; globalization initiatives; restructuring and financial realignment plans; special charges and other non-recurring charges; initiatives aimed at anticipated cost savings; new entertainment properties; initiatives to invigorate the Barbie® brand, enhance innovation, improve the execution of the core business, leverage scale, extend brands, catch new trends, create new brands, enter new categories, develop people, improve productivity, simplify processes, and maintain customer service levels; quality control and safety testing; impact of product recalls; reserves for product recalls and other incremental recall-related costs; supply chain operations; import and export licenses; integration of acquired companies and assets; operating efficiencies; capital and investment framework (including statements about free cash flow, seasonal working capital, debt-to-total capital ratios, capital expenditures, strategic acquisitions, dividends and share repurchases); tax provisions; cost pressures and increases; advertising and promotion spending; profitability; price increases, retail store openings; and the impact of recent organizational changes. Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q and other statements or filings made by Mattel from time-to-time may be forward-looking statements. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the important factors detailed herein and from time-to-time in other reports filed by Mattel with the SEC, including Forms 8-K, 10-Q, and 10-K, the following important factors could cause actual results to differ materially from past results or those suggested by any forward-looking statements.

If Mattel does not successfully satisfy consumer preferences, enhance existing products, develop and introduce new products and achieve consumer acceptance of those products, Mattel’s results of operations may be adversely affected.

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products–children–are continuously changing. Significant, sudden shifts in demand are caused by “hit” toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers and sellers of toys, video games, consumer electronics and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales, and increase its product sales or establish product sales with new, innovative toys, will depend on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. Competition for access to entertainment properties could lessen our ability to secure, maintain, and renew popular licenses to entertainment products or require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain these licenses. Competition is intensifying due to recent trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages, and an increasing use of more sophisticated technology in toys. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease, and Mattel’s revenues, profitability and results of operations may be adversely affected.

Mattel’s business is susceptible to changes in popular culture, media, fashion, and technology. Misperceptions of trends in popular culture, media and movies, fashion, or technology can negatively affect Mattel’s sales.

Successful movies and characters in children’s literature affect play preferences, and many toys depend on media-based intellectual property licenses. Media-based licenses can cause a line of toys to gain immediate success among children, parents, or families. Trends in media, movies, and children’s characters change swiftly and contribute to the transience and uncertainty of play preferences. In addition, certain developments in the entertainment industry, including labor strikes, could cause delay or interruption in the release of new movies and television programs and could adversely affect the sales of Mattel’s toys based on such movies and television programs. Mattel responds to such trends and developments by modifying, refreshing, extending, and expanding its product offerings on an annual basis. If Mattel does not accurately anticipate trends in popular culture, movies, media, fashion, or technology, its products may not be accepted by children, parents, or families and Mattel’s revenues, profitability, and results of operations may be adversely affected.

Mattel’s business is seasonal and therefore its operating results will depend, in large part, on sales during the relatively brief traditional holiday season. Improved inventory management by retailers resulting in shorter lead times for production and possible shipping disruptions during peak demand times may affect Mattel’s ability to deliver its products in time to meet retailer demands.

Mattel’s business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Sales of toy products at retail are seasonal, with a majority of retail sales occurring during the period from September through December. As a result, Mattel’s operating results will depend, in large part, on sales during the relatively brief traditional holiday season. Retailers are attempting to manage their inventories more tightly, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. This in turn results in shorter lead times for production. Management believes that the increase in “last minute” shopping during the holiday season and the popularity of gift cards (which often shift purchases to after the holiday season) may negatively impact customer re-orders during the holiday season. Shipping disruptions limiting the availability of ships or containers in Asia during peak demand times may affect Mattel’s ability to deliver its products in time to meet retailer demand. These factors may decrease sales or increase the risks that Mattel may not be able to meet demand for certain products at peak demand times or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

Uncertainty and adverse changes in the general economic conditions of markets in which Mattel participates may negatively affect Mattel’s business.

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the many different markets in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth or contraction in the markets it serves and demand for its products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. Adverse changes may occur as a result of soft global or regional economic conditions, rising oil prices, wavering consumer confidence, unemployment, declines in stock markets, or other factors affecting economic conditions generally. These changes may negatively affect the sales of Mattel’s products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products.

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

In recent years, consumer goods companies generally, including those in the toy business, have experienced the phenomenon of retail customers developing their own private-label products that directly compete with the products of traditional manufacturers. Some retail chains that are customers of Mattel sell private-label toys designed, manufactured and branded by the retailers themselves. These toys may be sold at prices lower than comparable toys sold by Mattel and may result in lower purchases of Mattel-branded products by these retailers. In some cases, retailers who sell these private-label toys are larger than Mattel and may have substantially more resources than Mattel.

Liquidity problems or bankruptcy of Mattel’s key customers could increase Mattel’s exposure to losses from bad debts and could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Many of Mattel’s key customers are mass-market retailers. The mass-market retail channel in the US has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. From 2001 through early 2004, four large customers of Mattel filed for bankruptcy. In addition, Mattel’s sales to customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the control of Mattel, which could increase Mattel’s exposure to losses from bad debts. In addition, if these or other customers were to cease doing business as a result of bankruptcy or significantly reduce the number of stores operated, it could have a material adverse effect on Mattel’s business, financial condition, and results of operations.

A reduction or interruption in the delivery of raw materials, parts and components from its suppliers or of finished products or a significant increase in the price of supplies, transportation or labor could negatively impact the gross profit margins realized by Mattel on the sale of its products or result in lower sales.

Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including shortages of raw materials and components. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurance that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or in the delivery of finished products, whether resulting from more stringent regulatory requirements, suppliers, disruptions in transportation, port delays, labor strikes, lockouts, or otherwise, or a significant increase in the price of one or more supplies, such as fuel or resin (which is an oil-based product), could have a material adverse effect on Mattel’s business. Cost increases, whether resulting from shortages of materials or otherwise, including but not limited to rising costs of materials, compliance with existing or future regulatory requirements (including but not limited to the content of materials and testing protocols), transportation, services and labor (including but not limited to wages, expenses related to employee health plans and insurance), could impact the profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions, and other factors, there can be no assurance that Mattel will be able to offset any of these increased costs by adjusting the prices of its products. Increases in prices of Mattel’s products could result in lower sales.

Unfavorable resolution of pending and future litigation matters, and disputes, including those arising from recalls, withdrawals, or replacement of Mattel products, could have a material adverse effect on Mattel’s financial condition.

Mattel is involved in a number of litigation and regulatory matters, including those arising from recalls, withdrawals, or replacements of Mattel products. An unfavorable resolution of these pending matters could have a material adverse effect on Mattel’s financial condition and its operations. Regardless of its outcome, litigation may result in substantial costs and expenses, and significantly divert the attention of management. There can be no assurance that Mattel will be able to prevail in, or achieve a favorable settlement of, pending matters. In addition to the pending matters, future litigation, government proceedings, labor disputes, or environmental matters could lead to increased costs or interruption of Mattel’s normal business operations.

Product recalls, product liability claims, absence or cost of insurance, and associated costs could harm Mattel’s reputation, divert resources, reduce sales and increase costs and could have a material adverse effect on Mattel’s financial condition.

Mattel is subject to regulation by the US Consumer Product Safety Commission and regulatory authorities in the states of the United States and in other countries. Its products could be subject to recalls and other actions by these authorities. Mattel has experienced, and may in the future experience, issues in products that result in recalls, withdrawals, or replacements of products. Enhanced testing implemented by Mattel, as well as increased scrutiny by retailers, consumers, and other parties, may reveal issues in Mattel products that may lead to regulatory actions by these authorities. Individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from Mattel’s products, and Mattel is and may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of, Mattel’s insurance coverage. Moreover, Mattel may be unable to obtain adequate liability insurance in the future. Any of the issues mentioned above could result in damage to Mattel’s reputation, diversion of development and management resources, and reduced sales and increased costs, any of which could harm Mattel’s business.

Recalls of Mattel products could materially and adversely affect Mattel by increasing costs in excess of current estimates.

Mattel has recorded, and in the future may record, charges and incremental costs relating to recalls, withdrawals, or replacements of Mattel products, based on its most recent estimates of retailer inventory returns, consumer product replacement costs, associated legal and professional fees, and costs associated with advertising and administration of product recalls. Because these current and expected future charges are based on estimates, they may increase as a result of numerous factors, many of which are beyond Mattel’s control, including the amount of products that may be returned by consumers and retailers; the number and type of legal, regulatory, or legislative proceedings relating to product recalls, withdrawals, or replacements, or product safety in the United States and elsewhere that may involve Mattel; and regulatory or judicial orders or decrees in the United States and elsewhere that may require Mattel to take certain actions in connection with product recalls.

Adverse governmental actions, including new legislation and regulations, may materially and adversely affect Mattel.

As a result of product recalls, withdrawals, or replacements, Mattel has been the subject of governmental actions, inquiries, and proceedings in several countries. Mattel has incurred expenses to respond and has experienced adverse effects on its business, including temporary suspension of its ability to import products into various countries and to export certain products from China. Product recalls, withdrawals, or replacements have resulted in increased governmental scrutiny of Mattel products. There can be no assurance that Mattel will not be subjected to future governmental actions and scrutiny that may lead to fines, settlements, increased costs or interruptions or disruptions of its normal business operations. Regulatory agencies and legislatures in various United States and foreign jurisdictions have undertaken reviews of product safety, and have enacted or are considering various proposals for additional, more stringent laws and regulations governing certain children’s products. Some of the new legal mandates may materially decrease Mattel’s sales, increase its costs or otherwise have a material adverse effect on Mattel’s business.

Mattel’s current and future safety procedures may increase costs, materially and adversely affect its relationship with vendors and make it more difficult for Mattel to produce, purchase and deliver products on a timely basis to meet market demands. Future conditions may require Mattel to adopt further changes that may increase its costs and further affect its relationship with vendors.

Mattel’s current operating procedures and requirements, including enhanced testing requirements and standards, have imposed additional costs on both Mattel and the vendors from which it purchases products. Changes in business conditions, including those resulting from new legislative and regulatory requirements, may cause further revisions in Mattel’s operating procedures and requirements. Changes in Mattel’s operating procedures and requirements may delay delivery of products and increase costs. Mattel’s relationship with its existing vendors may be adversely affected as a result of these changes, making Mattel more dependent on a smaller number of vendors. Some vendors may choose not to continue to do business with Mattel or not to accommodate Mattel’s needs to the extent that they have done in the past. Because of the seasonal nature of Mattel’s business and the demands of its customers for deliveries with short lead times, Mattel depends upon the cooperation of its vendors to meet market demand for its products in a timely manner. There can be no assurance that existing and future events will not require Mattel to adopt additional requirements and incur additional costs, and impose those requirements and costs on its vendors, which may adversely affect its relationship with those vendors and Mattel’s ability to meet market demand in a timely manner.

Product recalls may harm Mattel’s reputation and acceptance of Mattel’s products by consumers, licensors and Mattel’s retailer customers, which may materially and adversely affect its business operations, decrease sales and increase costs. Recalls may also increase competitive pressures from other toy manufacturers.

Product recalls, withdrawals, or replacements have resulted in coverage critical of Mattel in the press and media. While Mattel believes that it has acted responsibly and in the interests of safety, product recalls, withdrawals, or replacements may harm Mattel’s reputation and the acceptance of its products by consumers, licensors, and retailers. Mattel’s ability to enter into licensing agreements for products on competitive terms may be adversely affected if licensors believe that products sold by Mattel will be less favorably received in the market. Mattel’s retailer customers may be less willing to purchase Mattel products or to provide marketing support for those products, such as shelf space, promotions, and advertising, or have imposed or may impose additional requirements or product changes that would adversely affect Mattel’s business operations, decrease sales, and increase costs. Product recalls, withdrawals, or replacements may also increase the amount of competition that Mattel confronts from other manufacturers. Some competitors may attempt to differentiate themselves from Mattel by claiming that their products are produced in a manner or geographic area that is insulated from the issues that preceded recalls, withdrawals, or replacements of Mattel products. To the extent that competitive manufacturers choose not to implement enhanced safety and testing protocols comparable to those that Mattel has adopted, those competitors could enjoy a cost advantage that will enable them to offer products at lower prices than those charged by Mattel.

Failure by Mattel to protect its proprietary intellectual property and information could have a material adverse effect on Mattel’s business, financial condition and results of operations.

The value of Mattel’s business depends to a large degree on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents and trade secrets, in the US and around the world, as well as its customer, employee, and consumer data. Any failure by Mattel to protect its proprietary intellectual property and information, including any successful challenge to Mattel’s ownership of its intellectual property or material infringements of its intellectual property, could have a material adverse effect on Mattel’s business, financial condition, and results of operations.

Political developments, including trade relations, and the threat or occurrence of war or terrorist activities could materially impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.

Mattel’s business is worldwide in scope, including operations in 43 countries and territories. The deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the US and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition, and results of operations. For example, a change in trade status for China could result in a substantial increase in the import duty of toys manufactured in China and imported into the US. In addition, the occurrence of war or hostilities between countries or threat of terrorist activities, and the responses to and results of these activities, could materially impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.

Disruptions in Mattel’s manufacturing operations due to political instability, civil unrest, SARS, avian flu or other diseases could negatively impact Mattel’s business, financial position and results of operations.

Mattel owns, operates and manages manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia and Thailand. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage Mattel’s manufacturing operations located there. In the past, outbreaks of SARS have been significantly concentrated in Asia, particularly in Hong Kong, and in the Guangdong province of China, where many of Mattel’s manufacturing facilities and third-party manufacturers are located. The design, development and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its third-party manufacturers or their suppliers contract SARS, avian flu or other communicable diseases, or otherwise are unable to fulfill their responsibilities. Mattel has developed contingency plans designed to help mitigate the impact of disruptions in its manufacturing operations. Mattel’s business, financial position, and results of operations could be negatively impacted by a significant disruption to its manufacturing operations or suppliers.

Earthquakes or other catastrophic events out of our control may damage Mattel’s facilities or those of its contractors and harm Mattel’s results of operations.

Mattel has significant operations, including its corporate headquarters, near major earthquake faults in Southern California. Southern California has experienced earthquakes, wildfires and other natural disasters in recent years. A catastrophic event where Mattel has important operations, such as an earthquake, tsunami, flood, typhoon, fire, or other natural or manmade disaster, could disrupt Mattel’s operations or those of its contractors and impair production or distribution of its products, damage inventory, interrupt critical functions, or otherwise affect its business negatively, harming Mattel’s results of operations.

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

Mattel’s products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Mattel’s ability to sell products is dependent in part upon the success of these programs. If Mattel does not successfully market its products or if media or other advertising or promotional costs increase, these factors could have a material adverse effect on Mattel’s business, financial condition, and results of operations.

Failure to successfully implement new initiatives could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Mattel has announced, and in the future may announce, initiatives to improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands, and offer new innovative products, enhance product safety, develop people, improve productivity, simplify processes, maintain customer service levels, as well as new initiatives designed to drive sales growth, manage costs, capitalize on Mattel’s scale advantage, and improve its supply chain. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to successfully implement any of these initiatives could have a material adverse effect on Mattel’s business, financial condition, and results of operations.

Mattel depends on key personnel and may not be able to hire, retain and integrate sufficient qualified personnel to maintain and expand its business.

Mattel’s future success depends partly on the continued contribution of key executives, designers, technical, sales, marketing, manufacturing, and administrative personnel. The loss of services of any of Mattel’s key personnel could harm Mattel’s business. Recruiting and retaining skilled personnel is costly and highly competitive. If Mattel fails to retain, hire, train, and integrate qualified employees and contractors, Mattel may not be able to maintain and expand its business.

Mattel is subject to various laws and government regulations, violation of which could subject it to sanctions. In addition, changes in such laws or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact Mattel’s financial condition and results of operations.

Mattel operates in a highly regulated environment in the US and international markets. US federal, state and local governmental entities, and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products. These regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety, and other administrative and regulatory restrictions. While Mattel takes all the steps it believes are necessary to comply with these laws and regulations, there can be no assurance that Mattel will be in compliance in the future. Failure to comply could result in monetary liabilities and other sanctions which could have a negative impact on Mattel’s business, financial condition and results of operations.

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

* * * * * * * * * * * * * * * * *

If any of the risks and uncertainties described in the cautionary factors listed above actually occurs, Mattel’s business, financial condition and results of operations could be materially and adversely affected. The factors listed above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could materially and adversely impact Mattel’s business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on Mattel’s business, financial condition or results of operations, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Quarterly Report on Form 10-Q and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the second quarter of 2008, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the second quarter of 2008:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—30
Repurchase program (1)	2,116,755	$19.07	2,116,755	$460,406,473
Employee transactions (2)	406	21.64	N/A	N/A

May 1—31
Repurchase program (1)	—	$—	—	$460,406,473
Employee transactions (2)	—	—	N/A	N/A

June 1—30
Repurchase program (1)	—	$—	—	$460,406,473
Employee transactions (2)	—	—	N/A	N/A

Total
Repurchase program (1)	2,116,755	$19.07	2,116,755	$460,406,473
Employee transactions (2)	406	$21.64	N/A	N/A

(1)	In January 2008, Mattel’s Board of Directors authorized a $500.0 million increase to Mattel’s share repurchase program. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Mattel was held on May 29, 2008. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to that of management.

All of the nominees for director listed in Proposal 1 in the proxy statement were elected by a majority of the votes cast, as follows:

Name of Nominee	Votes Cast “FOR”	Votes Cast “AGAINST”	Abstentions	Broker Non-Votes
Michael J. Dolan	321,658,393	3,281,000	4,958,091	—
Robert A. Eckert	317,960,620	6,996,067	4,940,797	—
Dr. Frances D. Fergusson	322,903,237	2,024,431	4,969,816	—
Tully M. Friedman	317,327,567	7,553,617	5,016,300	—
Dominic Ng	321,244,558	3,693,420	4,959,506	—
Vasant M. Prabhu	322,767,451	2,155,809	4,974,224	—
Dr. Andrea L. Rich	321,385,315	3,558,154	4,954,015	—
Ronald L. Sargent	321,307,704	3,623,724	4,966,056	—
Dean A. Scarborough	322,867,503	2,065,921	4,964,060	—
Christopher A. Sinclair	317,734,687	7,201,919	4,960,878	—
G. Craig Sullivan	321,332,256	3,607,506	4,957,722	—
Kathy Brittain White	321,316,585	3,630,031	4,950,868	—

Proposal 2, a proposal to ratify the selection of PricewaterhouseCoopers LLP as Mattel’s independent registered public accounting firm for the year ending December 31, 2008, was approved by the following vote:

Votes Cast “FOR”	Votes Cast “AGAINST”	Abstentions	Broker Non-Votes
319,668,231	5,247,295	4,981,958	—

Proposal 3, a stockholder proposal regarding certain reports by the Board of Directors, was defeated by the following vote:

Votes Cast “FOR”	Votes Cast “AGAINST”	Abstentions	Broker Non-Votes
14,090,614	239,617,823	48,089,063	28,099,984

Shares that abstain from voting on a proposal and broker non-votes are not counted as votes cast on that proposal, and thus have no effect as to whether the proposal is approved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
11.0*	Computation of Income per Common and Potential Common Share

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated July 24, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated July 24, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated July 24, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:
H. Scott Topham
Senior Vice President and Corporate
Controller (Duly authorized officer and
chief accounting officer)

Date: July 24, 2008