Form 10-Q
period 2008-09-30
MATTEL INC /DE/
filed 2008-10-24
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2008

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of October 22, 2008:

358,430,288 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	September 30, 2007	December 31, 2007
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$446,804	$276,824	$901,148
Accounts receivable, net	1,712,820	1,640,305	991,196
Inventories	751,133	732,257	428,710
Prepaid expenses and other current assets	304,781	219,956	271,882

Total current assets	3,215,538	2,869,342	2,592,936
Noncurrent Assets
Property, plant, and equipment, net	525,206	515,425	518,616
Goodwill	827,431	857,217	845,649
Other noncurrent assets	955,615	886,569	848,254

Total Assets	$5,523,790	$5,128,553	$4,805,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$528,312	$363,896	$349,003
Current portion of long-term debt	150,000	40,000	50,000
Accounts payable	515,985	494,358	441,145
Accrued liabilities	711,574	807,391	713,209
Income taxes payable	45,264	45,115	17,072

Total current liabilities	1,951,135	1,750,760	1,570,429

Noncurrent Liabilities
Long-term debt	760,000	560,000	550,000
Other noncurrent liabilities	391,447	454,757	378,284

Total noncurrent liabilities	1,151,447	1,014,757	928,284

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,634,086	1,633,132	1,635,238
Treasury stock at cost; 82.4 million shares, 72.5 million shares and 80.0 million shares, respectively	(1,612,900)	(1,409,372)	(1,571,511)
Retained earnings	2,180,849	1,923,657	1,977,456
Accumulated other comprehensive loss	(222,196)	(225,750)	(175,810)

Total stockholders’ equity	2,421,208	2,363,036	2,306,742

Total Liabilities and Stockholders’ Equity	$5,523,790	$5,128,553	$4,805,455

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,946,315	$1,838,574	$3,978,045	$3,781,464
Cost of sales	1,046,245	973,862	2,185,805	2,054,904

Gross Profit	900,070	864,712	1,792,240	1,726,560
Advertising and promotion expenses	223,826	211,436	443,592	423,852
Other selling and administrative expenses	360,895	342,748	1,039,226	934,700

Operating Income	315,349	310,528	309,422	368,008
Interest expense	20,411	16,354	53,026	44,969
Interest (income)	(6,013)	(6,202)	(21,831)	(28,644)
Other non-operating (income) expense, net	(6,157)	(7,312)	15,988	(8,108)

Income Before Income Taxes	307,108	307,688	262,239	359,791
Provision for income taxes	69,010	70,938	59,004	88,274

Net Income	$238,098	$236,750	$203,235	$271,517

Net Income Per Common Share—Basic	$0.66	$0.61	$0.56	$0.69

Weighted average number of common shares	360,881	386,346	361,339	390,796

Net Income Per Common Share—Diluted	$0.66	$0.61	$0.56	$0.68

Weighted average number of common and potential common shares	362,795	391,294	363,599	397,245

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$203,235	$271,517
Adjustments to reconcile net income to net cash flows used for operating activities:
Net loss (gain) on disposal of property, plant, and equipment	4,646	(4)
Depreciation	119,444	119,459
Amortization	8,710	8,385
Deferred income taxes	(3,587)	(11,130)
Share-based compensation	25,089	13,853
Investment impairment	4,000	—
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(752,916)	(651,061)
Inventories	(374,560)	(329,182)
Prepaid expenses and other current assets	(18,303)	104,160
Accounts payable, accrued liabilities, and income taxes payable	105,339	(116,927)
Other, net	12,326	(20,072)

Net cash flows used for operating activities	(666,577)	(611,002)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(58,031)	(46,741)
Purchases of other property, plant, and equipment	(80,466)	(51,192)
Increase in long-term investments	(85,300)	(35,000)
Payments for businesses acquired	(23,451)	(104,753)
Proceeds from sale of other property, plant, and equipment	4,949	429
Proceeds from foreign currency forward exchange contracts	18,298	—

Net cash flows used for investing activities	(224,001)	(237,257)

Cash Flows From Financing Activities:
Payments of short-term borrowings	(451,263)	—
Proceeds from short-term borrowings	633,410	362,028
Payments of long-term borrowings	(40,000)	(100,000)
Proceeds from long-term borrowings	347,183	—
Share repurchases	(65,469)	(603,773)
Proceeds from exercise of stock options	18,279	221,437
Other, net	(91)	32,439

Net cash flows provided by (used for) financing activities	442,049	(87,869)

Effect of Currency Exchange Rate Changes on Cash	(5,815)	7,400

Decrease in Cash and Equivalents	(454,344)	(928,728)
Cash and Equivalents at Beginning of Period	901,148	1,205,552

Cash and Equivalents at End of Period	$446,804	$276,824

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, gross	$54,655	$65,250
Interest	45,215	36,287

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

The year-end balance sheet data was derived from audited financial statements, however, the accompanying interim notes to the consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Accounts receivable are net of allowances for doubtful accounts of $30.3 million, $20.3 million, and $21.5 million as of September 30, 2008, September 30, 2007, and December 31, 2007, respectively. During the three months ended September 30, 2008, bad debt expense increased approximately $10 million as compared to the corresponding period in the prior year as a result of certain customers facing financial difficulties.

4.	Inventories

Inventories include the following:

	September 30, 2008	September 30, 2007	December 31, 2007
	(In thousands)
Raw materials and work in process	$70,995	$68,089	$51,730
Finished goods	680,138	664,168	376,980

	$751,133	$732,257	$428,710

5.	Property, Plant, and Equipment

Property, plant, and equipment, net include the following:

	September 30, 2008	September 30, 2007	December 31, 2007
	(In thousands)
Land	$26,632	$29,558	$26,875
Buildings	238,681	239,192	240,252
Machinery and equipment	760,485	789,465	793,312
Tools, dies, and molds	627,974	576,635	589,191
Capital leases	23,271	23,271	23,271
Leasehold improvements	162,071	142,382	147,175

	1,839,114	1,800,503	1,820,076
Less: accumulated depreciation	(1,313,908)	(1,285,078)	(1,301,460)

	$525,206	$515,425	$518,616

6.	Goodwill

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment level, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands, and International. Mattel tests its goodwill for impairment annually in the third quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based on the fair value of the cash flows that the reporting units can be expected to generate in the future. In the third quarter of 2008, Mattel performed the annual impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, and determined that goodwill was not impaired.

The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2008 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact for the US reporting units.

	December 31, 2007	Impact of Currency Exchange Rate Changes	September 30, 2008
	(In thousands)
Mattel Girls Brands US	$38,751	$(3,706)	$35,045
Mattel Boys Brands US	124,469	(982)	123,487
Fisher-Price Brands US	217,383	(724)	216,659
American Girl Brands	207,571	—	207,571
International	257,475	(12,806)	244,669

	$845,649	$(18,218)	$827,431

7.	Other Noncurrent Assets

Other noncurrent assets include the following:

	September 30, 2008	September 30, 2007	December 31, 2007
	(In thousands)
Deferred income taxes	$470,910	$505,393	$467,531
Nonamortizable identifiable intangibles	128,382	128,858	128,382
Long-term investments	116,300	35,000	35,000
Identifiable intangibles (net of amortization of $59.1 million, $49.5 million, and $52.0 million, respectively)	86,982	72,993	70,628
Other	153,041	144,325	146,713

	$955,615	$886,569	$848,254

In August 2008, Mattel acquired the intellectual property related to Whac-a-Mole® for $23.5 million, including acquisition costs, which is included within identifiable intangibles.

In the third quarter of 2008, Mattel performed the annual impairment test required by SFAS No. 142 and determined that nonamortizable identifiable intangibles were not impaired.

As of September 30, 2008, Mattel had a money market investment with an original cost basis of $85.3 million, which was reclassified from cash and equivalents to noncurrent assets as a result of the money market investment fund halting redemption requests in September 2008. Additionally, during the three months ended September 30, 2008, Mattel recorded a $4.0 million non-operating loss to recognize the estimated impairment of underlying securities associated with this investment. Mattel expects to receive the proceeds of this investment, net of the impairment charge, by the end of 2009, when the underlying securities will have matured. As of September 30, 2008, September 30, 2007, and December 31, 2007, Mattel also had additional long-term investments of $35.0 million.

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

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Mattel’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The impact of Mattel’s creditworthiness has been considered in the fair value measurements noted below. In addition, under SFAS No. 157, the fair value measurement of a liability must reflect the nonperformance risk of an entity. Mattel does not have any significant assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of September 30, 2008. Mattel’s financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis using Level 2 inputs as of September 30, 2008 include the following (in thousands):

Assets:
Foreign currency forward exchange contracts (a)	$28,446

Liabilities:
Foreign currency forward exchange contracts (a)	15,001
Interest rate swaps (b)	3,216

Total liabilities	$18,217

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	The fair value of the interest rate swaps is based on dealer quotes using cash flows discounted at relevant market interest rates.

9.	Accrued Liabilities

Accrued liabilities include the following:

	September 30, 2008	September 30, 2007	December 31, 2007
	(In thousands)
Advertising and promotion	$131,958	$147,786	$67,116
Royalties	86,392	98,128	100,294
Receivable collections due bank	44,470	24,676	48,343
Other	448,754	536,801	497,456

	$711,574	$807,391	$713,209

10.	Product Recalls and Withdrawals

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

During the three and nine months ended September 30, 2008, incremental reserve charges related to the 2007 Product Recalls and 2008 Product Withdrawal were recorded based on estimates associated with the expected levels of affected product at retail, consumer return rates, and affected products on hand. The charges reduced operating income by $3.7 million and $12.8 million during the three and nine months ended September 30, 2008, respectively.

The following table summarizes Mattel’s reserves and reserve activity for the 2007 Product Recalls and the 2008 Product Withdrawal for the nine months ended September 30, 2008:

	Reserves at December 31, 2007	2008 Product Withdrawal	Reserves Used	Changes in Estimates	Impact of Currency Exchange Rate Changes	Reserves at September 30, 2008
	(In thousands)
Impairment of inventory on hand	$—	$3,571	$(3,571)	$—	$—	$—
Product returns/redemption	12,612	5,862	(14,666)	2,447	37	6,292
Other	2,360	244	(1,665)	684	(54)	1,569

	$14,972	$9,677	$(19,902)	$3,131	$(17)	$7,861

Although management is not aware of any additional quality or safety issues that are likely to result in material recalls or withdrawals, there can be no assurance that additional issues will not be identified in the future.

11.	Long-term Debt

Long-term debt includes the following:

	September 30, 2008	September 30, 2007	December 31, 2007
	(In thousands)
Medium-term notes due November 2008 to November 2013	$260,000	$300,000	$300,000
2006 Senior Notes due June 2009 to June 2011	300,000	300,000	300,000
2008 Senior Notes due March 2013	350,000	—	—

	910,000	600,000	600,000
Less: current portion	(150,000)	(40,000)	(50,000)

	$760,000	$560,000	$550,000

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

12.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	September 30, 2008	September 30, 2007	December 31, 2007
	(In thousands)
Benefit plan liabilities	$144,381	$188,905	$149,045
Noncurrent tax liabilities	119,156	163,434	120,553
Other	127,910	102,418	108,686

	$391,447	$454,757	$378,284

13.	Comprehensive Income (Loss)

The changes in the components of comprehensive income, net of tax, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands)
Net income	$238,098	$236,750	$203,235	$271,517
Currency translation adjustments	(146,571)	40,060	(67,268)	73,086
Amortization of prior service cost	289	491	896	1,469
Net unrealized losses/gains on derivative instruments:
Unrealized holding losses/gains	18,249	(27,390)	(6,445)	(31,926)
Reclassification adjustment for realized losses/gains included in net income	13,365	10,281	26,431	8,482

	31,614	(17,109)	19,986	(23,444)

	$123,430	$260,192	$156,849	$322,628

The components of accumulated other comprehensive loss are as follows:

	September 30, 2008	September 30, 2007	December 31, 2007
	(In thousands)
Currency translation adjustments	$(149,542)	$(95,841)	$(82,274)
Defined benefit pension and other postretirement plans, net of tax	(72,181)	(99,924)	(73,077)
Net unrealized loss on derivative instruments, net of tax	(473)	(29,985)	(20,459)

	$(222,196)	$(225,750)	$(175,810)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Mattel’s primary currency translation exposures are related to entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, and Brazilian real. For the nine months ended September 30, 2008, currency translation adjustments resulted in a net loss of $67.3 million, with losses primarily from the weakening of the Euro, British pound sterling, and Brazilian real against the US dollar. For the nine months ended September 30, 2007, currency translation adjustments resulted in a net gain of $73.1 million, with gains from the strengthening of the Euro, British pound sterling, and Brazilian real against the US dollar.

14.	Income Taxes

Mattel’s provision for income taxes was $59.0 million for the nine months ended September 30, 2008, compared to a provision for income taxes of $88.3 million for the nine months ended September 30, 2007. Mattel’s effective income tax rate for the nine months ended September 30, 2008 was 22.5%. Mattel’s provision for income taxes for the nine months ended September 30, 2007 included income tax expense of $5.3 million related to a change in a New York state tax law.

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

Currency transaction (gains) losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands)
Operating income	$(45,839)	$(25,250)	$(89,521)	$(52,982)
Other non-operating (income) expense, net	(10,693)	(7,398)	11,829	(9,579)

Net transaction gains	$(56,532)	$(32,648)	$(77,692)	$(62,561)

16.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands)
Design and development	$48,172	$45,237	$138,474	$136,043
Identifiable intangible asset amortization	2,268	2,384	7,097	6,844

17.	Earnings Per Share

Basic net income per common share is computed by dividing reported net income by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common shares and potential common shares outstanding during each period. The calculation of potential common shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices. Nonqualified stock options totaling approximately 9.8 million shares were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2008 because they were anti-dilutive. Nonqualified stock options totaling approximately 3.3 million were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2007 because they were anti-dilutive.

18.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 5 to the Consolidated Financial Statements in its 2007 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands)
Service cost	$2,816	$2,877	$9,162	$8,798
Interest cost	6,483	5,446	19,669	16,677
Expected return on plan assets	(6,606)	(5,562)	(20,072)	(16,959)
Amortization of prior service cost	438	490	1,394	1,468
Recognized actuarial loss	1,446	2,119	4,445	6,398

	$4,577	$5,370	$14,598	$16,382

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands)
Service cost	$27	$20	$75	$74
Interest cost	664	748	2,098	2,124
Recognized actuarial loss	126	265	384	635

	$817	$1,033	$2,557	$2,833

During the three and nine months ended September 30, 2008, Mattel made cash contributions totaling approximately $3 million and $15 million, respectively, to its defined benefit pension and postretirement benefit plans.

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

Compensation expense, included within other selling and administrative expense, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands)
RSUs	$8,384	$4,549	$19,445	$9,359
Stock options	3,283	2,427	5,644	4,494

	$11,667	$6,976	$25,089	$13,853

As of September 30, 2008, total unrecognized compensation cost related to unvested share-based payments totaled $88.6 million and is expected to be recognized over a weighted-average period of 2.2 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the nine months ended September 30, 2008 and 2007 was $18.3 million and $221.4 million, respectively. The tax (expense) benefit associated with stock option exercises and recognized within additional paid-in capital during the nine months ended September 30, 2008 and 2007 was $(1.0) million and $14.0 million, respectively.

20.	Contingencies

With regard to the claims against Mattel described below, Mattel intends to defend itself vigorously. Management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of September 30, 2008. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

Litigation Related to Carter Bryant and MGA Entertainment, Inc.

In April 2004, Mattel filed a lawsuit in Los Angeles County Superior Court against Carter Bryant (“Bryant”), a former Mattel design employee. The suit alleges that Bryant aided and assisted a Mattel competitor, MGA Entertainment, Inc. (“MGA”), during the time he was employed by Mattel, in violation of his contractual and other duties to Mattel. In September 2004, Bryant asserted counterclaims against Mattel, including counterclaims in which Bryant sought, as a putative class action representative, to invalidate Mattel’s Confidential Information and Proprietary Inventions Agreements with its employees. Bryant also removed Mattel’s suit to the United States District Court for the Central District of California. In December 2004, MGA intervened as a party-defendant in Mattel’s action against Bryant, asserting that its rights to “Bratz” properties are at stake in the litigation.

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

In February 2007, the Court decided that the consolidated cases would be tried in two phases, with the first trial to determine claims and defenses related to Mattel’s ownership of Bratz works and whether MGA infringed those works. The second trial, which has not been scheduled, will consider both Mattel’s separate claims for misappropriation of trade secrets and violations of the RICO statute and MGA’s claims for unfair competition.

On May 19, 2008, Bryant reached a confidential settlement agreement with Mattel and is no longer a defendant in the litigation. In the public stipulation entered by Mattel and Bryant in connection with the resolution, Bryant agreed that he was and would continue to be bound by all prior and future Court Orders relating to Bratz ownership and infringement, including the Court’s summary judgment rulings.

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

In the second phase of the first trial, which began on July 23, 2008, the same jury determined the amount of damages to award to Mattel for MGA’s and Isaac Larian’s conversion, intentional interference with Bryant’s contractual duties, and aiding and abetting Bryant’s breaches of his fiduciary duties and duty of loyalty to Mattel. In addition, the jury determined if Bratz dolls and related products infringe on the Bratz drawings and other works owned by Mattel, what damages to assess for such infringement, and whether certain defenses asserted by MGA have merit. The jury was instructed that if it found infringement, it was to determine the amount of damages to be awarded to Mattel due to the infringement. On August 26, 2008, the jury rendered a unanimous verdict for Mattel in the second phase of the trial. The jury found that defendants MGA, Larian and MGA Entertainment (HK) Limited infringed Mattel’s copyrights in the Bratz design drawings and other Bratz works. The jury awarded Mattel total damages of approximately $100 million against the defendants for the copyright infringement claim and the claims that the defendants intentionally interfered with Bryant’s contract, aided and abetted Bryant’s breach of his fiduciary duty and duty of loyalty to Mattel and converted Mattel’s property for their own use.

In light of the copyright infringement verdict, Mattel has moved the Court to enjoin MGA from producing infringing products in the future. Mattel has also asked the Court to award to Mattel certain rights in the “Bratz” name, which the jury found Bryant created while a Mattel employee. Mattel also has moved the Court to enter declaratory relief confirming, among other things, Mattel’s rights in the Bratz works found by the jury to have been created by Bryant during his Mattel employment. MGA has filed motions as well, including a motion that asserts the Court should rule for MGA on equitable affirmative defenses such as laches, waiver and estoppel against Mattel’s claims. Both Mattel’s motions and MGA’s motions are currently pending before the Court.

Under the Court’s current schedule, the parties also are expected to file motions for post-trial relief after the resolution of the Mattel and MGA motions described above. Based on statements made publicly by MGA, it is expected that as part of that motion practice MGA will ask the Court to reduce Mattel’s damages or to rule that certain the damages awarded by the jury were duplicative.

Litigation Related to Product Recall

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

Eighteen of those cases were commenced in the following United States District Courts: ten in the Central District of California (Mayhew v. Mattel, filed August 7, 2007; White v. Mattel, filed August 16, 2007; Luttenberger v. Mattel, filed August 23, 2007; Puerzer v. Mattel, filed August 29, 2007; Shah v. Fisher-Price, filed September 13, 2007; Rusterholtz v. Mattel, filed September 27, 2007; Jimenez v. Mattel, filed October 12, 2007; Probst v. Mattel, filed November 5, 2007; Entsminger v. Mattel, filed November 9, 2007; and White v. Mattel, filed November 26, 2007, hereinafter, “White II ”); three in the Southern District of New York (Shoukry v. Fisher-Price, filed August 10, 2007; Goldman v. Fisher-Price, filed August 31, 2007; and Allen v. Fisher-Price, filed November 16, 2007); two in the Eastern District of Pennsylvania (Monroe v. Mattel, filed August 17, 2007, and Chow v. Mattel, filed September 7, 2007); one in the Southern District of Indiana (Sarjent v. Fisher-Price, filed August 16, 2007); one in the District of South Carolina (Hughey v. Fisher-Price, filed August 24, 2007); and one in the Eastern District of Louisiana ( Sanders v. Mattel, filed November 14, 2007). Two other actions originally filed in Los Angeles County Superior Court have since been removed to federal court in the Central District of California (Healy v. Mattel, filed August 21, 2007, and Powell v. Mattel, filed August 20, 2007). Another lawsuit commenced in San Francisco County Superior Court was removed to the federal court in the Northern District of California (Harrington v. Mattel, filed August 20, 2007). One other action was commenced in District of Columbia Superior Court and removed to the United States District Court for the District of Columbia (DiGiacinto v. Mattel, filed August 29, 2007). Mattel was named as a defendant in all of the actions, while Fisher-Price was named as a defendant in nineteen of the cases.

Multidistrict Litigation (MDL)

On September 5, 2007, Mattel and Fisher-Price filed a motion before the Judicial Panel on Multidistrict Litigation (“JPML”) asking that all federal actions related to the recalls be coordinated and transferred to the Central District of California (In re Mattel Inc. Toy Lead Paint Products Liability Litigation). On December 18, 2007, the JPML issued a transfer order, transferring six actions pending outside the Central District of California (Sarjent, Shoukry, Goldman, Monroe, Chow and Hughey) to the Central District of California for coordinated or consolidated pretrial proceedings with five actions pending in the Central District (Mayhew, White, Luttenberger, Puerzer and Shah). The remaining cases (Healy, Powell, Rusterholtz, Jiminez, Probst, Harrington, DiGiacinto, Allen, Sanders, Entsminger, and White II ), so-called “potential tag-along actions,” are either already pending in the Central District of California or have been transferred there pursuant to January 3 and January 17, 2008 conditional transfer orders issued by the JPML. These matters are all currently pending in In re Mattel, Inc. Toy Lead Paint Products Liability Litigation, No. 2:07-ML-01897-DSF-AJW, MDL 1897 (C. D. Ca.) (the “MDL proceeding”).

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

In the Consolidated Complaint, plaintiffs assert claims for breach of implied and express warranties, negligence, strict liability, violation of the United States Consumer Product Safety Act and related Consumer Product Safety Rules, various California consumer protection statutes, and unjust enrichment. Plaintiffs seek (i) declaratory and injunctive relief enjoining defendants from continuing the allegedly unlawful practices raised in the Consolidated Complaint; (ii) restitution and disgorgement of monies acquired by defendants from the allegedly unlawful practices; (iii) costs of initial diagnostic blood lead level testing to detect possible injury to plaintiffs and members of the class; (iv) costs of treatment for those who test positive to the initial diagnostic blood lead level testing; (v) reimbursement of the purchase price for the allegedly hazardous toys; and (vi) costs and attorneys’ fees. On June 24, 2008, defendants filed motions to dismiss the Consolidated Complaint. A hearing was held on the motions on September 8, 2008, and the Court requested certain supplemental briefing that is ongoing. Discovery has commenced and is ongoing, but is in the very early stages.

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

On November 19, 2007, the California Attorney General, joined by the Los Angeles City Attorney, brought suit against Mattel and Fisher-Price, along with a number of other entities alleged to have manufactured and/or sold children’s products that exposed children to lead, in Alameda County Superior Court in California. The complaint asserts claims for violation of Proposition 65 (California Health & Safety Code § 25249.6 et seq.) and the California Unfair Competition Act (California Business & Professions Code § 17200 et seq.) and seeks civil penalties up to $2,500 per day for each violation of each statute, restitution pursuant to Business & Professions Code § 17203, and injunctive relief. The filing of this action by the Attorney General precluded several environmental non-profit groups that had issued pre-suit notices of intent to bring Proposition 65 claims from proceeding with such claims of their own. The California Attorney General’s lawsuit was served on Mattel and Fisher-Price on January 23, 2008. The Alameda County Superior Court has designated the case as complex and continued the date on which responsive pleadings must be filed until at least November 14, 2008. An initial case management conference is scheduled for November 4, 2008. Although formal discovery has not been initiated in this action, Mattel has provided the California Attorney General’s office with certain information and documents. Accordingly, this litigation remains at a preliminary stage.

In addition, Mattel has responded to formal and informal inquiries from, and produced certain information and documents to, a number of state attorneys general. The company is currently in a negotiation process with a number of state attorneys general, including the California Attorney General, concerning whether certain conduct has violated state consumer protection or related laws. These negotiations could result in settlements involving nonmonetary and monetary consideration, an estimate for which cannot be made at this time.

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

The actions in Canada generally allege that defendants were negligent in allowing their products to be manufactured and sold with lead paint on the toys and negligent in the design of the toys with small magnets, which led to the sale of defective products. The cases typically state claims in four categories: (i) production of a defective product; (ii) misrepresentations; (iii) negligence; and (iv) violations of consumer protection statutes. Plaintiffs generally seek general and special damages, damages in the amount of monies paid for testing of children based on alleged exposure to lead, restitution of any amount of monies paid for replacing recalled toys, disgorgement of benefits resulting from recalled toys, aggravated and punitive damages, pre-judgment and post-judgment interest, and an award of litigation costs and attorneys’ fees. Plaintiffs in all of the actions except one do not specify the amount of damages sought. In the Ontario action (Wiggins), plaintiff demands general damages of CDN$75 million and special damages of CDN$150 million, in addition to the other remedies. In November 2007, the class action suit commenced by Mr. Fortier was voluntarily discontinued. In October 2008, counsel in the Quebec class action (El-Mousfi) sought permission from the Court to discontinue that action, and that request remains pending.

After the discontinuance of his class action suit, Mr. Fortier filed an individual action in Quebec (Fortier v. Mattel Canada, Inc., filed on November 22, 2007). In his individual action, Mr. Fortier alleges that he purchased recalled toys and, as a result, suffered damages, including consequential and incidental damages such as worry, concern, and costs of the products and replacement products, medicines, diagnosis, and treatment. Mr. Fortier alleges damages of CDN$5 million. Mattel moved to stay Mr. Fortier’s individual action pending resolution of the request to proceed as a class action filed in the El-Mousfi action also pending in Quebec, and that motion to stay was denied.

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

On June 18, 2008, the court held that the action brought by IBEDEC was without merit, and on July 1, 2008, IBEDEC filed an appeal. On July 23, 2008 Mattel do Brasil submitted its appellate brief. On September 15, 2008, the Public Prosecutor’s Office submitted its opinion to the court, which supported upholding the original decision, given that no reason had been cited for ordering the company to pay pain and suffering damages. Moreover, just as the judge had done, the Public Prosecutor’s Office determined that the mere recall of products does not trigger any obligation to indemnify any party. Mattel do Brasil is currently awaiting notice of the date on which the Court will render a decision on the appeal.

On July 9, 2008, the court also rendered a decision concerning the action brought by the Consumer Protection Committee of the Rio de Janeiro State Legislative Body—CPLeg. The judge rejected the claim for general damages, but Mattel do Brasil was ordered to provide product-exchange outlets in certain locations for replacement of the recalled products, to publish in newspapers the provisions of the court decision and to make available on its website the addresses of the outlets for replacement of recalled products and the provisions of the court’s decision. The decision also allowed the consumers who were affected by the recall to submit information to the court, so that the applicability of pecuniary damages can be analyzed later, on a case by case basis. It finally ordered Mattel do Brasil to pay attorneys’ fees in an amount equal to 10% of the value placed on the claim (with a value placed on the claim of approximately $12,500). Mattel do Brasil filed a motion seeking to resolve apparent discrepancies in the court’s decision, but the judge sustained the decision, as rendered, and Mattel do Brasil filed its appeal of such decision. On September 19, 2008, the appellate court accepted Mattel’s appeal for purposes of remand, only, and not to stay the proceedings. Seeking to prevent execution on the judgment, Mattel do Brasil will file an interlocutory appeal and request that the court immediately grant a preliminary injunction.

Since August 20, 2007, the Department of Consumer Protection and Defense (“DPDC”), the Consumer Protection Office (“PROCON”) of São Paulo, Mato Grosso and Rio de Janeiro, and public prosecutors from the States of Pernambuco, Rio Grande do Norte, and Rio de Janeiro have brought eight administrative proceedings against Mattel do Brasil, alleging that the company offered products whose risks to consumers’ health and safety should have been known by Mattel. The proceedings have been filed with the following administrative courts: (a) DPDC (DPDC v. Mattel do Brasil Ltda., filed on August 20, 2007, and DPDC v. Mattel do Brasil Ltda., filed on September 14, 2007); (b) PROCON (PROCON/MT v. Mattel do Brasil, filed on August 29, 2007, PROCON/SP v. Mattel do Brasil, filed on September 4, 2007, and PROCON/RJ v. Mattel do Brasil, filed on August 27, 2007); and (c) the Public Prosecutor’s Office (MP/RJ v. Mattel do Brasil, filed on September 27, 2007, MP/PE v. Mattel do Brasil, filed on September 28, 2007, and MP/RN v. Mattel do Brasil, filed on October 10, 2007). The administrative proceedings generally state claims based on the alleged negligence of Mattel do Brasil regarding recalled products. In the PROCON/SP proceeding, plaintiff estimated a fine equivalent to approximately $400,000. None of the other administrative proceedings listed above specify the amount of the penalties that could be applied if the claims against Mattel do Brasil are successful. On December 21, 2007, PROCON/SP rendered a decision and decided to impose a fine on Mattel do Brasil in the approximate amount of $200,000. On January 9, 2008, Mattel do Brasil filed an administrative appeal regarding the decision of December 21, 2007.

In addition to the matters discussed above, a few individual consumers in Brazil have brought individual lawsuits against Mattel do Brasil. These lawsuits have been brought in special courts that provide expedited judgments on cases involving amounts below $7,000 and in consumer defense agencies (PROCONs). Generally, these claims focus on alleged failures by Mattel to make refunds in cash or replace recalled products with new toys in the proper time and manner. At present there are 19 individual lawsuits; none of these lawsuits states a claim for damages exceeding $7,000. The special courts that provide expedited judgments have issued decisions in eleven lawsuits brought by individual consumers; in three of these cases, the court decisions order Mattel do Brasil to refund only the amounts paid by the consumers for the recalled toys; in six cases, Mattel do Brasil was also ordered to pay general damages (“danos morais”) to the consumers, which range from approximately $250 to $450. Two of the lawsuits were dismissed in their entirety.

All of the actions in Brazil are at a preliminary stage, except for the PROCON/SP administrative procedure, the eleven individual consumer lawsuits mentioned in the preceding paragraph, in which the courts have rendered decisions, and the cases involving IBEDEC and the Consumer Protection Committee of the Rio de Janeiro State Legislative Body—CPLeg.

Product Liability Litigation in Colombia

On August 22, 2007, plaintiff, a resident of Colombia, filed an action ( Matiz v. Ministry of Health, et al. ) in the Administrative Court for the Bogata Circuit in the Republic of Colombia against Mattel and the Colombian Ministry of Health. Plaintiff alleges the following claims: (a) violation of the collective right to free economic competition, (b) violation of the collective right to public health, (c) violation of the prohibition against the introduction of toxic waste into the national territory, and (d) violation of the collective right of consumers to be free from unsafe products. Plaintiff seeks the following relief: an affirmative injunction for additional recalls; a declaration of liability for violation of consumers’ “collective rights” to public health, free economic competition, and the prohibition against the introduction of toxic waste into the national territory; economic incentives of between 10 and 150 times the minimum monthly legal wage (up to $35,000); and an award of litigation costs and attorneys’ fees. The Court has denied the interim measures requested by the plaintiff. On July 8, 2008, Mattel filed its brief furnishing information requested by the Court. Also, the Superintendent of Industry and Commerce and the Ministry of Health separately submitted their required documents. The parties were required to submit their respective closing arguments by July 31, 2008, which Mattel and the plaintiff did on that date. The Minister of Health, however, filed its brief untimely. An expected judgment on the matter is pending.

21.	Segment Information

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie®; Polly Pocket®, Little Mommy®, Disney Classics, Pixel Chix®, and High School Musical™ (collectively “Other Girls”); Hot Wheels®, Matchbox®, Speed Racer™, and Tyco® R/C vehicles and playsets (collectively “Wheels”); and CARS™, Radica®, Speed Racer™, Batman®, and Kung Fu Panda™ products, and games and puzzles (collectively “Entertainment”).

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

The following tables present information about revenues, income (loss), and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income (loss) from operations represents operating income (loss), while consolidated income from operations represents income from operations before income taxes as reported in the consolidated statements of operations. The corporate and other category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency rates on intercompany transactions.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$470,869	$448,842	$957,356	$921,037
Fisher-Price Brands US	529,490	514,064	956,102	1,005,781
American Girl Brands	78,840	71,091	209,011	189,777

Total Domestic	1,079,199	1,033,997	2,122,469	2,116,595
International	1,049,188	984,785	2,227,025	2,035,716

Gross sales	2,128,387	2,018,782	4,349,494	4,152,311
Sales adjustments	(182,072)	(180,208)	(371,449)	(370,847)

	$1,946,315	$1,838,574	$3,978,045	$3,781,464

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands)
Segment Income (Loss)
Domestic:
Mattel Girls & Boys Brands US	$73,359	$83,838	$87,895	$112,184
Fisher-Price Brands US	94,942	112,199	106,666	142,310
American Girl Brands	(18)	3,325	(7,441)	592

Total Domestic	168,283	199,362	187,120	255,086
International	167,677	165,047	249,555	240,745

	335,960	364,409	436,675	495,831
Corporate and other expense (a)	20,611	53,881	127,253	127,823

Operating income	315,349	310,528	309,422	368,008
Interest expense	20,411	16,354	53,026	44,969
Interest (income)	(6,013)	(6,202)	(21,831)	(28,644)
Other non-operating (income) expense, net	(6,157)	(7,312)	15,988	(8,108)

Income before income taxes	$307,108	$307,688	$262,239	$359,791

(a)	Corporate and other expense includes (i) stock-based compensation expense of $11.7 million and $25.1 million for the three and nine months ended September 30, 2008, respectively, and $7.0 million and $13.9 million for the three and nine months ended September 30, 2007, respectively, (ii) accrued incentive compensation liabilities, and (iii) legal fees associated with the product recall-related litigation and MGA litigation matters.

	September 30, 2008	September 30, 2007	December 31, 2007
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$399,679	$380,500	$268,614
Fisher-Price Brands US	496,009	432,102	189,010
American Girl Brands	107,085	99,092	61,756

Total Domestic	1,002,773	911,694	519,380
International	1,411,941	1,416,996	840,653

	2,414,714	2,328,690	1,360,033
Corporate and other	49,239	43,872	59,873

Accounts receivable and inventories, net	$2,463,953	$2,372,562	$1,419,906

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$1,211,648	$1,143,129	$2,526,155	$2,348,538
Fisher-Price Brands	833,067	799,788	1,602,389	1,601,421
American Girl Brands	78,840	71,031	209,011	189,717
Other	4,832	4,834	11,939	12,635

Gross sales	2,128,387	2,018,782	4,349,494	4,152,311
Sales adjustments	(182,072)	(180,208)	(371,449)	(370,847)

Net sales	$1,946,315	$1,838,574	$3,978,045	$3,781,464

22.	New Accounting Pronouncements

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

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity, (iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Mattel has not completed its evaluation of SFAS No. 161, but does not expect the adoption of SFAS No. 161 to have a material effect on its financial statements.

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

FSP No. 157-3

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157, which Mattel adopted as of January 1, 2008, in cases where a market is not active. Mattel has considered FSP No. 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MATTEL, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1, of this Quarterly Report. Mattel’s business is seasonal, and, therefore, results of operations are comparable only with corresponding periods.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie®; Polly Pocket®, Little Mommy®, Disney Classics, Pixel Chix®, and High School Musical™ (collectively “Other Girls”); Hot Wheels® , Matchbox®, Speed Racer™, and Tyco® R/C vehicles and playsets (collectively “Wheels”); and CARS™, Radica®, Speed Racer™, Batman®, and Kung Fu Panda™ products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”); Sesame Street®, Dora the Explorer®, Winnie the Pooh, Go-Diego-Go!™, and See ‘N Say® (collectively “Fisher-Price® Friends”); and Power Wheels®.

American Girl Brands—including Just Like You®, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers, and its children’s publications are also sold to certain retailers.

Management believes that the business environment for Mattel for the remainder of 2008 will generally include retailers tightly managing inventory in light of current economic conditions and uncertainties and, in some cases, customers and vendors experiencing difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel believes that the demand for toys has held up relatively well during historic periods of economic difficulty. Also, Mattel expects to continue to experience cost pressures, including higher product costs for commodities, labor, and product testing, along with appreciating Asian currencies (collectively, “input costs”). Additionally, until all product recall-related litigation and MGA legal matters are resolved, Mattel expects to continue to incur significant legal expenses.

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

Results of Operations—Third Quarter

Consolidated Results

Net sales for the third quarter of 2008 were $1.95 billion, up 6% as compared to $1.84 billion in 2007, including favorable changes in currency exchange rates of 2 percentage points. Net income for the third quarter of 2008 was $238.1 million, or $0.66 per diluted share, as compared to $236.8 million, or $0.61 per diluted share for the third quarter of 2007. Net income for the third quarter of 2008 was higher than 2007, primarily due to higher sales volume and lower product recall costs, partially offset by higher input costs and selling and administrative expenses. Operating income for the third quarter of 2007 was negatively impacted by approximately $40 million of product recall costs.

The following table provides a summary of Mattel’s consolidated results for the third quarter of 2008 and 2007 (in millions, except percentage and basis point information):

	For the Three Months Ended September 30,				Year/Year Change
	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,946.3	100.0%	$1,838.6	100.0%	6%	—

Gross profit	$900.1	46.2%	$864.7	47.0%	4%	(80)
Advertising and promotion expenses	223.8	11.5	211.4	11.5	6%	—
Other selling and administrative expenses	361.0	18.5	342.8	18.6	5%	(10)

Operating income	315.3	16.2	310.5	16.9	2%	(70)
Interest expense	20.4	1.0	16.4	0.9	25%	10
Interest (income)	(6.0)	–0.3	(6.2)	–0.3	–3%	—
Other non-operating income, net	(6.2)		(7.4)

Income before income taxes	$307.1	15.8%	$307.7	16.7%		(90)

Sales

Net sales for the third quarter of 2008 were $1.95 billion, up 6% as compared to $1.84 billion in 2007, including favorable changes in currency exchange rates of 2 percentage points. Gross sales within the US increased 4% in the third quarter of 2008, as compared to 2007, and accounted for 50.7% of consolidated gross sales in the third quarter of 2008, as compared to 51.2% of consolidated gross sales in 2007. Gross sales in international markets increased 7% in the third quarter of 2008, as compared to 2007, including favorable changes in currency exchange rates of 6 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 6% in the third quarter of 2008 to $1.21 billion, with favorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 5% as compared to the third quarter of 2007 and international gross sales of Mattel Girls & Boys Brands increased 7%, with favorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Barbie® decreased 1% as compared to the third quarter of 2007, with a 3 percentage point benefit from currency exchange rates, primarily driven by sales declines in My Scene® and Barbie® Collector products, partially offset by growth in Barbie® Fantasy. Domestic gross sales of Barbie® increased 3% and International gross sales of Barbie® decreased 2%, including favorable changes in currency exchange rates of 6 percentage points during the third quarter of 2008. Worldwide gross sales of Other Girls products increased 26%, including favorable changes in currency exchange rates of 3 percentage points, due primarily to sales of High School Musical™ products and higher sales of Disney Princess® products. Worldwide gross sales of Wheels products increased 7%, including favorable changes in currency exchange rates of 3 percentage points, due primarily to Speed Racer™ sales and higher sales of Matchbox® and Tyco® R/C products. Worldwide gross sales of Entertainment products increased 3%, including favorable changes in currency exchange rates of 4 percentage points, driven primarily by sales of products tied to the Batman®: The Dark Knight™ movie property, which more than offset the decline in CARS™, a licensed brand that continues to have strong consumer demand more than two years after its theatrical release.

Worldwide gross sales of Fisher-Price Brands were $833.1 million, up 4% in the third quarter of 2008, including a 1 percentage point benefit from currency exchange rates. International gross sales of Fisher-Price Brands increased 6%, including a 3 percentage point benefit from currency exchange rates and domestic gross sales increased by 3%. Worldwide gross sales of Core Fisher-Price® increased 7%, including favorable changes in currency exchange rates of 1 percentage point. International gross sales of Core Fisher-Price® increased 15%, including a 4 percentage point benefit from currency exchange rates and domestic gross sales of Core Fisher-Price® increased 3%. Core Fisher-Price® growth was primarily due to strong demand for new products such as Bounce and Learn™ Smart Pony and Spike™ the Ultra Dinosaur. Worldwide gross sales of Fisher-Price® Friends decreased by 3%, with no impact from changes in currency exchange rates, primarily due to sales declines in Dora the Explorer® products, partially offset by growth in sales of Disney products.

American Girl Brands gross sales were $78.8 million, up 11% in the third quarter of 2008, as compared to $71.0 million in the third quarter of 2007, primarily as a result of strong sales of products tied to the Kit Kittredge® movie, and contributions from the American Girl Boutique and Bistros™ in Atlanta, Georgia and Dallas, Texas, which opened during the second half of 2007.

Cost of Sales

Cost of sales as a percentage of net sales was 53.8% in the third quarter of 2008 as compared to 53.0% in the third quarter of 2007. Cost of sales increased by $72.3 million, or 7%, from $973.9 million in the third quarter of 2007 to $1.05 billion in the third quarter of 2008, as compared to a 6% increase in net sales. Cost of sales increased primarily due to higher input costs, partially offset by lower product recall costs as compared to the third quarter of 2007. Within cost of sales, product costs increased by $53.3 million, or 7%, from $797.7 million in the third quarter of 2007 to $851.0 million in the third quarter of 2008. Royalty expense increased $3.6 million, or 5%, from $77.6 million in the third quarter of 2007 to $81.2 million in the third quarter of 2008. Freight and logistics expenses increased by $15.4 million, or 16%, from $98.6 million in the third quarter of 2007 to $114.0 million in the third quarter of 2008.

Gross Profit

Gross profit, as a percentage of net sales, was 46.2% in the third quarter of 2008 as compared to 47.0% in the third quarter of 2007. The decrease in gross profit was primarily driven by higher input costs, partially offset by the benefit of price increases, lower recall costs as compared to the third quarter of 2007, and foreign currency exchange benefits.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 11.5% of net sales in the third quarter of 2008 and 2007.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $361.0 million, or 18.5% of net sales in the third quarter of 2008 as compared to $342.8 million, or 18.6% of net sales, in the third quarter of 2007. The increase in absolute dollars of other selling and administrative expenses is primarily due to bad debt expense being approximately

$10 million higher, the impact of foreign currency exchange rates, and higher compensation expense related to stock options and restricted stock units (“RSUs”). Compensation expense related to stock options and RSUs totaled $11.7 million in the third quarter of 2008, as compared to $7.0 million in the third quarter of 2007.

Non-Operating Income (Expense)

Interest expense increased from $16.4 million in the third quarter of 2007 to $20.4 million in the third quarter of 2008, due to higher average borrowings, partially offset by lower average interest rates. Interest income decreased from $6.2 million in the third quarter of 2007 to $6.0 million in the third quarter of 2008, primarily due to lower average interest rates, partially offset by higher average invested cash balances. Other non-operating income was $6.2 million in the third quarter of 2008, due primarily to foreign currency exchange gains caused by local currency revaluation of US dollar cash balances held by a Latin American subsidiary, partially offset by an investment impairment charge of $4.0 million. Other non-operating income was $7.3 million in the third quarter of 2007, primarily due to foreign currency exchange gains caused by local currency revaluation of US dollar cash balances held by a Latin American subsidiary.

Provision for Income Taxes

Mattel’s provision for income taxes was $69.0 million for the third quarter of 2008 as compared to $70.9 million for the third quarter of 2007. Mattel’s provision for income taxes for the third quarter of 2008 is based on a year to date effective tax rate of 22.5%.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $470.9 million in the third quarter of 2008, up $22.1 million or 5%, as compared to $448.8 million in the third quarter of 2007. Within this segment, gross sales of Barbie® products increased 3%, primarily driven by higher sales of Barbie® Fantasy products, partially offset by sales declines in Barbie® Collector products. Gross sales of Other Girls products increased 19%, primarily due to sales of High School Musical™ products and higher sales of Disney Princess® products. Gross sales of Wheels products increased 15% due to higher sales of Hot Wheels®, Tyco® R/C, Matchbox®, and Speed Racer™ products. Gross sales of Entertainment products decreased 8%, primarily driven by sales declines in CARS™ and Radica®, partially offset by increased sales of products tied to the Batman®: The Dark Knight™ movie property. Mattel Girls & Boys Brands US segment income decreased $10.4 million to $73.4 million in the third quarter of 2008 from $83.8 million in the third quarter of 2007, primarily driven by lower gross profit, partially offset by higher sales volume.

Fisher-Price Brands US gross sales increased 3% in the third quarter of 2008 as compared to the third quarter of 2007, primarily due to increased sales of Core Fisher-Price® and Fisher-Price® Friends products. Fisher-Price Brands US segment income decreased $17.3 million to $94.9 million in the third quarter of 2008 from $112.2 million in the third quarter of 2007, primarily driven by lower gross profit, partially offset by higher sales volume.

American Girl Brands gross sales increased 11% in the third quarter of 2008, as compared to the third quarter of 2007, primarily as a result of strong sales of products tied to the Kit Kittredge® movie, and contributions from the American Girl Boutique and Bistros™ in Atlanta, Georgia and Dallas, Texas, which opened during the second half of 2007. American Girl Brands had a segment loss of $0.02 million in the third quarter of 2008, compared to segment income of $3.3 million in the third quarter of 2007, primarily due to higher other selling and administrative expenses related to retail pre-opening costs, partially offset by higher sales volume.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the third quarter of 2008 versus 2007:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	7	6
Europe	2	5
Latin America	18	9
Asia Pacific	(2)	1
Other	2	—

International gross sales increased by 7% in the third quarter of 2008 as compared to the third quarter of 2007, including favorable changes in currency exchange rates of 6 percentage points. Gross sales of Barbie® decreased 2% in the third quarter of 2008, including favorable changes in currency exchange rates of 6 percentage points, primarily due to sales declines in My Scene® and Barbie® Collector products. Gross sales of Other Girls products increased 31% in the third quarter of 2008, including favorable changes in currency exchange rates of 6 percentage points, primarily due to sales of High School Musical™, Little Mommy®, and Hannah Montana® products. Gross sales of Wheels products increased 2%, including favorable changes in currency exchange rates of 7 percentage points, primarily due to Speed Racer™ sales. Gross sales of Entertainment products increased 12%, including favorable changes in currency exchange rates of 7 percentage points, driven primarily by sales of products tied to the Batman®: The Dark Knight™ movie property. Gross sales of Fisher-Price Brands increased 6%, including favorable changes in currency exchange rates of 3 percentage points, primarily driven by strong sales in Core Fisher-Price®, partially offset by sales declines of Fisher-Price® Friends products. International segment income was $167.7 million in the third quarter of 2008, up $2.7 million from $165.0 million in the third quarter of 2007, primarily due to higher sales volume, partially offset by higher other selling and administrative expenses and lower gross profit.

Results of Operations—First Nine Months

Consolidated Results

Net sales for the first nine months of 2008 were $3.98 billion, up 5% as compared to $3.78 billion in 2007, including favorable changes in currency exchange rates of 4 percentage points. Net income for the first nine months of 2008 was $203.2 million, or $0.56 per diluted share, as compared to net income of $271.5 million, or $0.68 per diluted share, for the first nine months of 2007. Net income for the first nine months of 2008 was negatively impacted by higher input costs and higher litigation expenses. Operating income for the first nine months of 2007 was negatively impacted by approximately $69 million of product recall costs.

The following table provides a summary of Mattel’s consolidated results for the first nine months of 2008 and 2007 (in millions, except percentage and basis point information):

	For the Nine Months Ended September 30,				Year/Year Change
	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$3,978.0	100.0%	$3,781.5	100.0%	5%	—

Gross profit	$1,792.2	45.1%	$1,726.6	45.7%	4%	(60)
Advertising and promotion expenses	443.6	11.2	423.9	11.2	5%	—
Other selling and administrative expenses	1,039.2	26.1	934.7	24.7	11%	140

Operating income	309.4	7.8	368.0	9.7	–16%	(190)
Interest expense	53.0	1.3	45.0	1.2	18%	10
Interest (income)	(21.8)	–0.5	(28.6)	–0.8	–24%	30
Other non-operating expense (income), net	16.0		(8.2)

Income before income taxes	$262.2	6.6%	$359.8	9.5%		(290)

Sales

Net sales for the first nine months of 2008 were $3.98 billion, up 5% as compared to $3.78 billion in 2007, including favorable changes in currency exchange rates of 4 percentage points. Gross sales within the US were flat in the first nine months of 2008, as compared to 2007, and accounted for 48.8% of consolidated gross sales in the first nine months of 2008, as compared to 51.0% of consolidated gross sales in 2007. Gross sales in international markets increased 9% in the first nine months of 2008, as compared to 2007, including favorable changes in currency exchange rates of 8 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 8% in the first nine months of 2008 to $2.53 billion, with favorable changes in currency exchange rates of 6 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 4% as compared to the first nine months of 2007 and international gross sales increased 10%, with favorable changes in currency exchange rates of 9 percentage points. Worldwide gross sales of Barbie® decreased 2% as compared to the first nine months of 2007, with a 5 percentage point benefit from currency exchange rates. During the first nine months of 2008, domestic gross sales of Barbie® decreased 7%, and international gross sales increased 1%, including favorable changes in currency exchange rates of 8 percentage points. Worldwide gross sales of Other Girls products increased 24%, including favorable changes in currency exchange rates of 6 percentage points, due primarily to sales of High School Musical™ products and higher sales of Disney Princess® products. Worldwide gross sales of Wheels products increased 16%, including favorable changes in currency exchange rates of 6 percentage points, due primarily to Speed Racer™ sales and higher sales of Tyco® R/C, Hot Wheels®, and Matchbox® products. Worldwide gross sales of Entertainment products increased 4%, including favorable changes in currency exchange rates of 5 percentage points, primarily driven by sales of products tied to this Summer’s key movie properties: Batman®: The Dark Knight™, Speed Racer™, and Kung Fu Panda™, partially offset by sales decline in CARS™.

Worldwide gross sales of Fisher-Price Brands were $1.60 billion in the first nine months of 2008, flat with the first nine months of 2007, including a 3 percentage point benefit from currency exchange rates. Worldwide gross sales of Core Fisher-Price® increased 6%, including favorable changes in currency exchange rates of 3 percentage points. Worldwide gross sales of Fisher-Price® Friends decreased by 18%, including favorable changes in currency exchange rates of 1 percentage point, primarily driven by sales declines in Dora the Explorer® and Sesame Street® products as compared to strong levels in the prior year.

American Girl Brands gross sales were $209.0 million, up 10% in the first nine months of 2008, as compared to $189.7 million in the first nine months of 2007, primarily as a result of strong sales of products tied to the Kit Kittredge®  movie, and contributions from the American Girl Boutique and Bistros™ in Atlanta, Georgia and Dallas, Texas, which opened during the second half of 2007.

Cost of Sales

Cost of sales in the first nine months of 2008 were $2.19 billion, up $130.9 million, or 6%, from $2.05 billion in 2007, as compared to a 5% increase in net sales. On an overall basis, cost of sales increased primarily due to higher input costs, partially offset by lower product recall costs during the first nine months of 2008. Within cost of sales, product costs increased by $91.7 million, or 6%, from $1.66 billion in the first nine months of 2007 to $1.75 billion in the first nine months of 2008. Royalty expense increased $8.1 million, or 5%, from $157.4 million in the first nine months of 2007 to $165.5 million in first nine months of 2008. Freight and logistics expenses increased by $31.1 million, or 13%, from $235.1 million in the first nine months of 2007 to $266.2 million in the first nine months of 2008.

Gross Profit

Gross profit, as a percentage of net sales, was 45.1% in the first nine months of 2008 as compared to 45.7% in the first nine months of 2007. The decrease in gross profit was primarily driven by higher input costs, partially offset by lower recall costs as compared to the first nine months of 2007, the benefit of price increases, and foreign currency exchange benefits.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 11.2% of net sales for the first nine months of 2008 and 2007.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.0 billion, or 26.1% of net sales, in the first nine months of 2008 as compared to $934.7 million, or 24.7% of net sales, in the first nine months of 2007. The increase in other selling and administrative expenses is primarily due to incremental MGA and product recall-related litigation fees of approximately $44 million, the impact of foreign currency exchange rates, higher bad debt expense, and higher compensation expense related to stock options and RSUs. Compensation expense related to stock options and RSUs totaled $25.1 million in the first nine months of 2008 as compared to $13.9 million in the first nine months of 2007.

Non-Operating Income (Expense)

Interest expense increased from $45.0 million in the first nine months of 2007 to $53.0 million in the first nine months of 2008, due to higher average borrowings, partially offset by lower average interest rates. Interest income decreased from $28.6 million in the first nine months of 2007 to $21.8 million in the first nine months of 2008, due to lower average interest rates, partially offset by higher average invested cash balances. Other non-operating expense was $16.0 million in the first nine months of 2008, primarily due to foreign currency exchange losses caused by local currency revaluation of US dollar cash balances held by a Latin American subsidiary and an investment impairment charge of $4.0 million. Other non-operating income was $8.1 million in the first nine months of 2007 primarily due to foreign currency exchange gains caused by local currency revaluation of US dollar cash balances held by a Latin American subsidiary.

Provision for Income Taxes

Mattel’s provision for income taxes was $59.0 million for the first nine months of 2008, as compared to $88.3 million for the first nine months of 2007. Mattel’s effective income tax rate for the first nine months of 2008 was 22.5%. During the first nine months of 2007, Mattel recognized tax expense of $5.3 million related to a change in a New York state tax law.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $957.4 million in the first nine months of 2008, up $36.4 million or 4%, as compared to $921.0 million in the first nine months of 2007. Within this segment, gross sales of Barbie® products decreased 7%, primarily driven by sales declines of Barbie® Collector and My Scene® products, partially offset by higher sales of Barbie® Fantasy products. Gross sales of Other Girls products increased 19%, primarily due to higher sales of High School Musical™ products. Gross sales of Wheels products increased 20%, primarily due to Speed Racer™ sales. Gross sales of Entertainment products decreased 4% for the first nine months of 2008, primarily due to sales declines in CARS™ and Radica®, partially offset by sales of products tied to this Summer’s key movie properties: Batman®: The Dark Knight™, Speed Racer™, and Kung Fu Panda™. Mattel Girls & Boys Brands US segment income decreased $24.3 million, from $112.2 million in the first nine months of 2007 to $87.9 million in the first nine months of 2008, primarily driven by lower gross profit, partially offset by higher sales volume.

Fisher-Price Brands US gross sales decreased 5% in the first nine months of 2008 as compared to the first nine months of 2007, reflecting sales declines of Fisher-Price® Friends and Core Fisher-Price® products, primarily driven by sales declines in Dora the Explorer® and Sesame Street® as compared to strong levels in the prior year. Fisher-Price Brands US segment income decreased $35.6 million to $106.7 million in the first nine months of 2008 from $142.3 million in the first nine months of 2007, primarily due to lower gross profit and lower sales volume.

American Girl Brands gross sales increased 10% in the first nine months of 2008 as compared to the first nine months of 2007, primarily as a result of strong sales of products tied to the Kit Kittredge® movie, and contributions from the American Girl Boutique and Bistros™ in Atlanta, Georgia and Dallas, Texas, which opened during the second half of 2007. American Girl Brands segment loss was $7.4 million in the first nine months of 2008 compared to income of $0.6 million in the first nine months of 2007, primarily due to higher other selling and administrative expenses related to retail pre-opening costs, partially offset by higher sales volume.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first nine months of 2008 versus 2007:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	9	8
Europe	4	8
Latin America	19	10
Asia Pacific	11	5
Other	5	4

International gross sales increased by 9% in the first nine months of 2008 as compared to the first nine months of 2007, including favorable changes in currency exchange rates of 8 percentage points. Gross sales of Barbie® increased 1% in the first nine months of 2008, including favorable changes in currency exchange rates of 8 percentage points, primarily due to higher sales of Barbie® Reality and Barbie® Fantasy products, partially offset by sales declines in My Scene® and Barbie® Collector products. Gross sales of Other Girls products increased 27% in the first nine months of 2008, including favorable changes in currency exchange rates of 10 percentage points, primarily due to sales of High School Musical™ products. Gross sales of Wheels products increased 12%, including favorable changes in currency exchange rates of 9 percentage points, primarily due to Speed Racer™ sales. Gross sales of Entertainment products increased 11%, including favorable changes in currency exchange rates of 9 percentage points, primarily driven by sales of products tied to this Summer’s key movie properties: Batman®: The Dark Knight™, Speed Racer™, and Kung Fu Panda™. Gross sales of Fisher-Price Brands increased 8%, including favorable changes in currency exchange rates of 6 percentage points, driven by strong sales of Core Fisher-Price® products, partially offset by sales declines of Fisher-Price® Friends products. International segment income increased by $8.9 million to $249.6 million in the first nine months of 2008, from $240.7 million in the first nine months of 2007, primarily due to increased sales volume, partially offset by higher other selling and administrative expenses and lower gross profit.

Income Taxes

Mattel’s provision for income taxes was $59.0 million for the first nine months of 2008 as compared to $88.3 million for the first nine months of 2007. Mattel’s effective income tax rate for the first nine months of 2008 was 22.5%. During the first nine months of 2007, Mattel recognized tax expense of $5.3 million related to a change in a New York state tax law.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash and equivalents balances and its access to short-term borrowing facilities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates, and recent developments in the financial markets have increased Mattel’s exposure to the possible liquidity and credit risks of its counterparties. Mattel believes that it has ample liquidity to fund its business needs, including beginning of the year cash and equivalents, cash flows from operations, and access to its $1.3 billion domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. As of September 30, 2008, Mattel had available incremental borrowing resources totaling approximately $672 million under this unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Mattel’s domestic credit facility expires on March 23, 2010, and market conditions could affect certain terms of the replacement facility along with terms of other debt instruments that Mattel enters into from time to time.

Mattel monitors the third-party depository institutions that hold the company’s cash and equivalents. Mattel’s emphasis is primarily on safety of principal and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties to minimize exposure to any one of these entities. As of September 30, 2008, Mattel had a money market investment with an original cost basis of $85.3 million, which was reclassified from cash and equivalents to noncurrent assets as a result of the money market investment fund halting redemption requests in September 2008. Additionally, during the three months ended September 30, 2008, Mattel recorded a $4.0 million non-operating loss to recognize the estimated impairment of underlying securities associated with this investment. Mattel expects to receive the proceeds of this investment, net of the impairment charge, by the end of 2009, when the underlying securities will have matured. As of September 30, 2008, September 30, 2007, and December 31, 2007, Mattel also had additional long-term investments of $35.0 million.

Mattel is subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and nonperformance have been considered in the fair value measurements of Mattel’s foreign currency forward exchange contracts and interest rate swaps. Mattel continues to closely monitor its counterparties and will take action, as appropriate, to further manage its counterparty credit risk.

Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and their liquidity in order to mitigate Mattel’s accounts receivable collectibility risks. During the three months ended September 30, 2008, bad debt expense increased approximately $10 million as compared to the corresponding period in the prior year as a result of certain customers facing financial difficulties.

Mattel sponsors defined benefit pension plans and post benefit retirement benefit plans for employees of the company. For the nine months ended September 30, 2008, actual returns for Mattel’s defined benefit pension plans were below the expected rate of return due to adverse conditions in the equity and debt markets. Continued actual returns below the expected rate of return would impact the amount and timing of Mattel’s future contributions to these plans.

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

Operating Activities

Cash flows used for operating activities were $666.6 million in the first nine months of 2008, as compared to $611.0 million used in the first nine months of 2007. The increase in cash flows used for operating activities was primarily due to changes in working capital requirements in 2008 and lower profitability.

Investing Activities

Cash flows used for investing activities in the first nine months of 2008 were $224.0 million, as compared to $237.3 million used in the first nine months of 2007. The decrease in cash flows used for investing activities was primarily due to the acquisition of Origin Products Limited in the first nine months of 2007 and proceeds from settled foreign exchange hedges during the first nine months of 2008, partially offset by an increase in long-term investments (included within other noncurrent assets), the acquisition of the intellectual property related to Whac-a-Mole®, and higher purchases of other property, plant, and equipment, and tools, dies, and molds in the first nine months of 2008.

Financing Activities

Cash flows provided by financing activities in the first nine months of 2008 were $442.0 million, as compared to cash flows used for financing activities of $87.9 million in the first nine months of 2007. The increase in cash flows provided by financing activities was primarily due to higher net proceeds from borrowings and lower share repurchases during the first nine months of 2008, partially offset by lower proceeds from the exercise of stock options.

Seasonal Financing

Mattel maintains and periodically amends or replaces a $1.3 billion domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. As of September 30, 2008, Mattel had available incremental borrowing resources totaling approximately $672 million under its domestic unsecured committed revolving credit facility. The agreement expires on March 23, 2010 and interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The credit facility contains a variety of covenants, including financial covenants that require Mattel to maintain certain consolidated debt-to-capital and interest coverage ratios. Specifically, Mattel is required to meet these financial covenant ratios at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the third quarter of 2008. As of September 30, 2008, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.39 to 1 (compared to a maximum allowed of 0.60 to 1) and Mattel’s interest coverage ratio was 10.84 to 1 (compared to a minimum required of 3.50 to 1).

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	September 30, 2008	September 30, 2007	December 31, 2007
	(In millions)
Receivables sold pursuant to the:
Domestic receivables facility	$82.5	$131.5	$251.7
Other factoring arrangements	—	—	74.7

	$82.5	$131.5	$326.4

Financial Position

Mattel’s cash and equivalents at September 30, 2008 decreased $454.3 million to $446.8 million, as compared to year-end 2007, primarily due to the seasonal increases in accounts receivable and inventory, $138.5 million of purchases of tools, dies, and molds, and other property, plant, and equipment, partially offset by $350.0 million of proceeds from the issuance of the 2008 Senior Notes in March 2008, net income, the excess of proceeds of $633.4 million from the issuance of short-term borrowings over repayment of $451.3 million of short-term borrowings, and the timing of accrued liabilities and accounts payable payments.

Accounts payable and accrued liabilities increased by $73.2 million from year-end 2007 to $1.2 billion at September 30, 2008, mainly due to the timing of payments of accounts payable.

The current portion of long-term debt increased $110.0 million to $150.0 million at September 30, 2008, as compared to $40.0 million at September 30, 2007, primarily due to the reclassification of $100.0 million of 2006 Senior Notes and $50.0 million of Medium-term notes to current at September 30, 2008, partially offset by Medium-term notes repayments of $40.0 million.

A summary of Mattel’s capitalization is as follows:

	September 30, 2008		September 30, 2007		December 31, 2007
	(In millions, except percentage information)
Medium-term notes	$210.0	6%	$260.0	8%	$250.0	8%
2006 Senior Notes	200.0	5	300.0	9	300.0	9
2008 Senior Notes	350.0	10	—	—	—	—

Total noncurrent long-term debt	760.0	21	560.0	17	550.0	17
Other noncurrent liabilities	391.5	11	454.8	13	378.3	12
Stockholders’ equity	2,421.2	68	2,363.0	70	2,306.7	71

	$3,572.7	100%	$3,377.8	100%	$3,235.0	100%

Total noncurrent long-term debt increased by $200.0 million at September 30, 2008, as compared to September 30, 2007, due primarily to the $350.0 million issuance of 2008 Senior Notes in the first nine months of 2008 (all of which is classified as noncurrent at September 30, 2008), partially offset by the reclassification of $100.0 million of the 2006 Senior Notes and $50.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed. Stockholders’ equity of $2.42 billion increased $58.2 million from September 30, 2007, primarily as a result of net income from operations and proceeds from the exercise of stock options, partially offset by the payment of the annual dividend in the fourth quarter of 2007 and share repurchases.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 29.0% at September 30, 2007 to 37.3% at September 30, 2008 due to the aforementioned increase in debt. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2007 and have not changed during the first nine months of 2008.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$1,211,648	$1,143,129	$2,526,155	$2,348,538
Fisher-Price Brands	833,067	799,788	1,602,389	1,601,421
American Girl Brands	78,840	71,031	209,011	189,717
Other	4,832	4,834	11,939	12,635

Gross sales	2,128,387	2,018,782	4,349,494	4,152,311
Sales adjustments	(182,072)	(180,208)	(371,449)	(370,847)

Net sales	$1,946,315	$1,838,574	$3,978,045	$3,781,464

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures for the third quarter of 2008 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, and Brazilian real.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended September 30, 2008.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The content of Note 20 (“Contingencies”) to the Consolidated Financial Statements of Mattel in Part I, Item 1, of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1. Set forth below are descriptions of proceedings for which information was furnished previously by Mattel in prior Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. Such descriptions have been updated to reflect any significant developments.

Derivative Litigation

Two consolidated stockholder derivative actions are pending, one in Los Angeles County Superior Court in California, captioned In re Mattel, Inc. Derivative Litigation, consolidating three derivative actions filed in September 2007 (the “Superior Court Action”), and one in US District Court, Central District of California, captioned In re Mattel, Inc. Derivative Litigation, consolidating three derivative actions filed in October 2007 (the “Federal Action”), each asserting claims ostensibly on behalf and for the benefit of Mattel. Another derivative action, filed in the Court of Chancery of Delaware in October 2007, has been voluntarily dismissed. The derivative actions allege that past and present members of Mattel’s Board of Directors breached their fiduciary duties in connection with product safety and reporting practices allegedly related to Mattel’s product recalls during August and September 2007. In the Superior Court Action, plaintiffs also sue certain executive officers of Mattel, and plaintiffs also allege that certain officers and current and former directors who sold stock during the first half of 2007 breached their fiduciary duties by selling while allegedly in possession of non-public information relating to alleged product defects and seek disgorgement of unspecified amounts of profits from such sales. The derivative plaintiffs have asked for damages in unspecified amounts and equitable relief. In the Federal Action, the Court on May 15, 2008 granted defendants’ motion to dismiss, and gave plaintiffs 30 days to file an amended complaint. Plaintiffs did not file an amended complaint but instead filed a motion to stay the Federal Action pending further efforts to develop facts. Defendants moved to dismiss the Federal Action based on the failure to amend the complaint, and the Court granted defendants’ motion and entered judgment on August 1, 2008. Plaintiffs filed a notice of appeal on September 2, 2008, which was dismissed on October 21, 2008 pursuant to a stipulated motion by Plaintiffs to dismiss their appeal. In the Superior Court Action, defendants filed a demurrer to the entire complaint on August 27, 2008, which was argued on October 15, 2008 and is under submission.

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

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the many different markets in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth or contraction in the markets it serves and demand for its products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. Adverse changes may occur as a result of soft global or regional economic conditions, rising oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of Mattel’s products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products.

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

Many of Mattel’s key customers are mass-market retailers. The mass-market retail channel in the US has experienced significant shifts in market share among competitors in recent years, causing some large retailers to experience liquidity problems. From 2001 through early 2004, four large customers of Mattel filed for bankruptcy. In addition, Mattel’s sales to customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy, contraction of credit availability to such customers or other factors beyond the control of Mattel, which could increase Mattel’s exposure to losses from bad debts. In addition, if these or other customers were to cease doing business as a result of bankruptcy or significantly reduce the number of stores operated, it could have a material adverse effect on Mattel’s business, financial condition, and results of operations.

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

Unfavorable resolution of pending and future litigation matters, and disputes, including those arising from recalls, withdrawals, or replacements of Mattel products, could have a material adverse effect on Mattel’s financial condition.

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

As a result of product recalls, withdrawals, or replacements, Mattel has been the subject of governmental actions, inquiries, and proceedings in several countries. Mattel has incurred expenses to respond and has experienced adverse effects on its business, including temporary suspension of its ability to import products into various countries and to export certain products from China. Product recalls, withdrawals, or replacements have resulted in increased governmental scrutiny of Mattel products. There can be no assurance that Mattel will not be subjected to future governmental actions and scrutiny that may lead to fines, settlements, increased costs or interruptions or disruptions of its normal business operations. Regulatory agencies and legislatures in various United States and foreign jurisdictions have undertaken reviews of product safety, and have enacted or are considering various proposals for additional, more stringent laws and regulations governing certain children’s products. In particular, the United States Congress has enacted the Consumer Product Safety Improvement Act of 2008, which imposes significant new requirements on the toy industry and the products Mattel produces, as well as enhancing penalties of noncompliance. Some of the new legal mandates may materially decrease Mattel’s sales, increase its costs or otherwise have a material adverse effect on Mattel’s business.

Mattel’s current and future safety procedures may increase costs, materially and adversely affect its relationship with vendors and make it more difficult for Mattel to produce, purchase and deliver products on a timely basis to meet market demands. Future conditions may require Mattel to adopt further changes that may increase its costs and further affect its relationship with vendors.

Mattel’s current operating procedures and requirements, including enhanced testing requirements and standards, have imposed additional costs on both Mattel and the vendors from which it purchases products. Changes in business conditions, including those resulting from new legislative and regulatory requirements, will cause further revisions in Mattel’s operating procedures and requirements. Changes in Mattel’s operating procedures and requirements may delay delivery of products and increase costs. Mattel’s relationship with its existing vendors may be adversely affected as a result of these changes, making Mattel more dependent on a smaller number of vendors. Some vendors may choose not to continue to do business with Mattel or not to accommodate Mattel’s needs to the extent that they have done in the past. In addition, rising production costs, contraction of credit availability and labor shortages have caused a substantial contraction in the number of toy manufacturers in China, decreasing the number of potential vendors to manufacture Mattel’s products. Because of the seasonal nature of Mattel’s business and the demands of its customers for deliveries with short lead times, Mattel depends upon the cooperation of its vendors to meet market demand for its products in a timely manner. There can be no assurance that existing and future events will not require Mattel to adopt additional requirements and incur additional costs, and impose those requirements and costs on its vendors, which may adversely affect its relationship with those vendors and Mattel’s ability to meet market demand in a timely manner.

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

Increases in interest rates, reduction of Mattel’s credit ratings, contraction of credit availability or the inability of Mattel to meet the debt covenant coverage requirements in its credit facilities could negatively impact Mattel’s ability to conduct its operations.

Increases in interest rates, both domestically and internationally, could negatively affect Mattel’s cost of financing both its operations and investments. Any reduction in Mattel’s credit ratings could increase the cost of obtaining financing. Mattel may be hindered from obtaining additional credit in light of the current credit market environment. Mattel’s domestic credit facility expires on March 23, 2010, and market conditions could affect certain terms of the replacement facility. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as market conditions and an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

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

Mattel operates in a highly regulated environment in the US and international markets. US federal, state and local governmental entities, and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products. These regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, safety, product content, and other administrative and regulatory restrictions. While Mattel takes all the steps it believes are necessary to comply with these laws and regulations, there can be no assurance that Mattel will be in compliance in the future. Failure to comply could result in monetary liabilities and other sanctions which could have a negative impact on Mattel’s business, financial condition and results of operations.

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

Recent Sales of Unregistered Securities

During the third quarter of 2008, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the third quarter of 2008:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—31
Repurchase program (1)	—	$—	—	$460,406,473
Employee transactions (2)	—	—	N/A	N/A

August 1—31
Repurchase program (1)	—	$—	—	$460,406,473
Employee transactions (2)	241,254	20.48	N/A	N/A

September 1—30
Repurchase program (1)	2,170,995	$18.45	2,170,995	$420,342,597
Employee transactions (2)	25	18.32	N/A	N/A

Total
Repurchase program (1)	2,170,995	$18.45	2,170,995	$420,342,597
Employee transactions (2)	241,279	$20.48	N/A	N/A

(1)	In January 2008, Mattel’s Board of Directors authorized a $500.0 million increase to Mattel’s share repurchase program. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
10.1*	Mattel Inc. Deferred Compensation and PIP Excess Plan (Post-2004)

11.0*	Computation of Income per Common and Potential Common Share

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated October 24, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated October 24, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**

Certification of Principal Executive Officer and Principal Financial Officer dated October 24, 2008 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

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

Date: October 24, 2008