Form 10-K
period 2008-12-31
MATTEL INC /DE/
filed 2009-02-26
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant calculated using the market price as of the close of business June 30, 2008 was $6,172,602,667.

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 23, 2009:

358,466,402 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Mattel, Inc. 2009 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

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

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics, and High School Musical™ (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, Speed Racer®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS™, Radica®, Speed Racer®, Batman®, and Kung Fu Panda® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Dora the Explorer®, Winnie the Pooh™, Go-Diego-Go!™, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels® .

American Girl Brands—including Just Like You®, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalogue, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

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

For additional information on Mattel’s operating segment reporting, including revenues, segment income, and assets, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Segment Results” and Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Segment Information.” For additional information regarding geographic areas, see Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Segment Information.” For a discussion of the risks inherent in the foreign operations of Mattel, which affect each segment, see Item 1A “Risk Factors—Factors That May Affect Future Results.”

Domestic Segment

The Domestic segment develops toys that it markets and sells through the Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands segments.

In the Mattel Girls & Boys Brands US segment, Barbie® includes brands such as Barbie® fashion dolls and accessories, and Polly Pocket®, Little Mommy®, Disney Classics, and High School Musical™ are included within Other Girls Brands. Wheels is comprised of Hot Wheels®, Matchbox®, Speed Racer®, and Tyco R/C® vehicles and play sets. Entertainment includes CARS™, Radica®, Speed Racer®, Batman®, and Kung Fu Panda® products, as well as games and puzzles.

In 2009, Mattel expects to introduce new products, as well as continue to leverage content within its core brands. For Mattel Girls Brands, Barbie® will be celebrating her 50th anniversary by reestablishing her connection to fashion, cultural relevance, and aspiration. Also, new Barbie® product introductions will support the full-length animated launches of Barbie® Presents Thumbelina® in spring 2009 and Barbie® and the Three Musketeers in fall 2009, and the re-release of Barbie® in a Christmas Carol in fall 2009. Polly Pocket® will be expanding its products in 2009 with Polly™ Designables products. The Mattel Girls Brands will also continue to expand its signature large doll line, Little Mommy®.

Hot Wheels® intends to launch products related to Battle Force 5™, a new animated series scheduled to air in fall 2009 on the Cartoon Network. Complementing this highly imaginative vehicle-based fantasy series will be a complete line of toys focusing on traditional core play patterns. New to Wheels in 2009 is the highly anticipated launch of X Games™ with a toy line that leverages the biggest action sports competitions in the world. Matchbox® is introducing Rocky The Robot Truck™, a real working dump truck brought to life. Mattel will also introduce new products for Entertainment properties including the Disney re-release of its Toy Story franchise and will continue to deliver new innovative products for Disney/Pixar CARS™. Following its success with Batman®: The Dark Knight™, Mattel will launch a new line of toys based on the popular new Warner Bros. television series Batman®: The Brave and the Bold™. Mattel will also expand on its successful 2008 launch of D-Rex™ by introducing Screature™, its next highly interactive dinosaur, and Xtractaurs™, a full line of dinosaur characters that interact in the real and virtual worlds. New games and puzzles products will include Blokus® and Whac-a-Mole®, as well as new innovative toys from the Radica® brand.

The Fisher-Price Brands US segment includes Fisher-Price®, Little People®, BabyGear™ , View-Master®, Sesame Street®, Dora the Explorer®, Go-Diego-Go!®, Mickey Mouse® Clubhouse, Winnie the Pooh™, My Friends Tigger & Pooh™, Handy Manny™, See ‘N Say®, Ni Hao, Kai-lan!™, and Power Wheels®. New product introductions for 2009 are expected to include the Trio™ Building Set line, Laugh & Learn™ Farm, My Toon TV, Splatster™, Imaginext® Dragon line, Precious Planet™ line, Elmo Live™ Encore, Super Special Friend Kai-lan, Manny’s Repair Shop, Dora® Saves the Crystal Kingdom, and Mickey’s Magic Choo Choo.

The American Girl Brands segment is a direct marketer, children’s publisher, and retailer best known for its flagship line of historical dolls, books, and accessories, as well as the Just Like You® and Bitty Baby® brands. American Girl Brands also publishes best-selling Advice & Activity books and the award-winning American Girl® magazine. In January 2009, American Girl® introduced Chrissa™, the newest Girl of the Year® doll. Chrissa™ launched with two 18-inch friend dolls and the first contemporary feature film, An American Girl: Chrissa Stands Strong, which is available on DVD from HBO Home Entertainment. In addition, American Girl® will debut a new 18-inch historical doll, along with accompanying books and accessories, in June 2009. American Girl Brands products are sold only in the US and Canada.

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

Mattel’s International segment revenue represented 49% of worldwide consolidated gross sales in 2008. Within the International segment, Mattel operates in four regional groups that generated the following gross sales during 2008:

	Amount	Percentage of International Gross Sales
	(In millions, except percentage information)
Europe	$1,689.7	53%
Latin America	978.8	31
Asia Pacific	286.1	9
Other	212.2	7

	$3,166.8	100%

No individual country within the International segment exceeded 6% of worldwide consolidated gross sales during 2008.

The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of Mattel’s international operations. Mattel enters into foreign currency forward exchange contracts, primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies, to limit the effect of exchange rate fluctuations on its results of operations and cash flows. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Financial Instruments.” For financial information by geographic area, see Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Segment Information.”

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

Mattel’s principal manufacturing facilities are located in China, Indonesia, Thailand, Malaysia, and Mexico. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies, and other risks, Mattel produces its products in multiple facilities in multiple countries. Mattel believes that the existing production capacity at its own and its third-party manufacturers’ facilities is sufficient to handle expected volume in the foreseeable future. See Item 1A “Risk Factors—Factors That May Affect Future Results.”

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

All US duties on toys were completely eliminated upon implementation of the Uruguay Round WTO agreement in 1995. The European Union, Japan, and Canada eliminated their tariffs on most toy categories through staged reductions that were completed by January 1, 2004. The primary toy tariffs still maintained by these countries are a European Union tariff of 4.7% on dolls, play sets, most plastic toys, and die cast metal toy vehicles, a Japanese tariff on dolls of 3.9%, and a Canadian tariff of 8.0% on ride on toys, doll carriages, and wagons.

The majority of Mattel’s raw materials are available from numerous suppliers, but may be subject to fluctuations in price.

Competition and Industry Background

Competition in the manufacture, marketing, and sale of toys is based primarily on quality, play value, and price. Mattel offers a diverse range of products for children of all ages and families that include, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. The Mattel Girls & Boys Brands US and Fisher-Price Brands US segments compete with several large toy companies, including Bandai, Hasbro, Jakks Pacific, Leap Frog, Lego, MGA Entertainment, and VTech, many smaller toy companies, and several manufacturers of video games and consumer electronics. American Girl Brands competes with companies that manufacture girls’ toys and with children’s book publishers and retailers. Mattel’s International segment competes with global toy companies including Bandai, Hasbro, Lego, Tomy, and MGA Entertainment, and other national and regional toy companies and manufacturers of video games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area, but do not compete with Mattel or other international toy companies worldwide.

Competition among the above companies is intensifying due to recent trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages, and an increasing use of high technology in toys. In addition, a small number of retailers account for a large portion of all toy sales, control the shelf space from which toys are viewed, and have direct contact with parents and children through in-store purchases, coupons, and print advertisements. Such retailers can and do promote their own private-label toys, facilitate the sale of competitors’ toys, and allocate shelf space to one type of toys over another.

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

Product Design and Development

Through its product design and development group, Mattel regularly refreshes, redesigns, and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue this activity effectively. See Item 1A “Risk Factors—Factors That May Affect Future Results.” Product design and development activities are principally conducted by a group of professional designers and engineers employed by Mattel. During 2008, 2007, and 2006, Mattel incurred expenses of $190.2 million, $189.4 million, and $173.5 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Item 8 “Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Supplemental Financial Information.”

Additionally, independent toy designers and developers bring concepts and products to Mattel and are generally paid a royalty on the net selling price of products licensed to Mattel. These independent toy designers may also create different products for other toy companies.

Advertising and Marketing

Mattel supports its product lines with extensive advertising and consumer promotions. Advertising takes place at varying levels throughout the year and peaks during the traditional holiday season. Advertising includes television and radio commercials, and magazine, newspaper, and internet advertisements. Promotions include in-store displays, sweepstakes, merchandising materials, and major events focusing on products and tie-ins with various consumer products companies.

During 2008, 2007, and 2006, Mattel incurred expenses of $719.2 million (12.2% of net sales), $708.8 million (11.9% of net sales), and $651.0 million (11.5% of net sales), respectively, for advertising and promotion.

Sales

Mattel’s products are sold throughout the world. Products within the Domestic segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers by Mattel Girls & Boys Brands US and Fisher-Price Brands US. Mattel also operates several small retail outlets, generally near or at its corporate headquarters and distribution centers as a service to its employees and as an outlet for its products. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers. Mattel has seven retail stores, American Girl Place® in Chicago, Illinois, New York, New York, and Los Angeles, California, and American Girl Boutique and Bistro® in Atlanta, Georgia, Dallas, Texas, Natick, Massachusetts, and Bloomington, Minnesota, each of which features children’s products from the American Girl Brands segment. The American Girl Boutique and Bistro® in Natick, Massachusetts and Bloomington, Minnesota opened in the fourth quarter of 2008. American Girl Brands also has a retail outlet in Oshkosh, Wisconsin that serves as an outlet for its products. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia, Canada, and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America and Europe that serve as outlets for its products. Additionally, Mattel sells certain of its products online through its website.

During 2008, Mattel’s three largest customers (Wal-Mart at $1.1 billion, Toys “R” Us at $0.7 billion, and Target at $0.5 billion) accounted for approximately 38% of worldwide consolidated net sales in the aggregate. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US. The customers and the degree of concentration vary depending upon the region or nation. See Item 1A “Risk Factors—Factors That May Affect Future Results” and Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Segment Information.”

Licenses and Distribution Agreements

Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.

Mattel has entered into agreements to license entertainment properties from, among others, Disney Enterprises, Inc. (including Disney characters such as Disney Princesses, CARS™ and Toy Story from Pixar, High School Musical™, Winnie the Pooh™, and all Disney films and television properties for use in Mattel’s games), Viacom International, Inc. relating to its Nickelodeon properties (including Dora the Explorer®, Go-Diego-Go!®, and SpongeBob SquarePants®), Warner Bros. Consumer Products (including Batman®, Superman®, Justice League®, and Speed Racer®), and Sesame Workshop (relating to its Sesame Street® properties including Elmo).

Royalty expense during 2008, 2007, and 2006 was $241.2 million, $243.3 million, and $261.2 million, respectively. See “Product Design and Development” and Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies.”

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

Commitments

In the normal course of business, Mattel enters into contractual arrangements for future purchases of goods and services to ensure availability and timely delivery, and to obtain and protect Mattel’s right to create and market certain products. Certain of these commitments routinely contain provisions for guarantees or minimum expenditures during the term of the contracts. Current and future commitments for guaranteed payments reflect Mattel’s focus on expanding its product lines through alliances with businesses in other industries.

As of December 31, 2008, Mattel had approximately $296 million of outstanding commitments for purchases of inventory, other assets, and services in fiscal year 2009. Licensing and similar agreements with terms extending through 2013 and beyond contain provisions for future guaranteed minimum payments aggregating approximately $244 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments” and Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies.”

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

For additional information regarding foreign currency contracts, see “International Segment” above, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Financial Instruments.”

Seasonal Financing

See Item 8 “Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

Government Regulations and Environmental Quality

Mattel’s toy products sold in the US are subject to the provisions of the Consumer Product Safety Act, the Federal Hazardous Substances Act, and the Consumer Product Safety Improvement Act of 2008, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug, and Cosmetics Act, and the regulations promulgated pursuant to such statutes. These statutes ban from the market consumer products that fail to comply with applicable product safety regulations. The Consumer Product Safety Commission (“CPSC”) may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. Similar laws exist in some states and in many international markets.

Mattel maintains a quality control program to help ensure compliance with various US federal, state, and applicable foreign product safety requirements. Nonetheless, Mattel has experienced, and may in the future experience, issues in products that result in recalls, withdrawals, or replacements of products. A product recall could have a material adverse effect on Mattel’s results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively affect Mattel’s reputation and the sales of other Mattel products. See Item 1A “Risk Factors—Factors That May Affect Future Results” and Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Product Recalls and Withdrawals.”

Mattel’s advertising is subject to the Federal Trade Commission Act, The Children’s Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission, and the Federal Communications Commission, as well as laws of certain countries that regulate advertising and advertising to children. In addition, Mattel’s websites that are directed towards children are subject to The Children’s Online Privacy Protection Act of 1998. Mattel is subject to various other federal, state, and local laws and regulations applicable to its business. Mattel believes that it is in substantial compliance with these laws and regulations.

Mattel’s operations are from time to time the subject of investigations, conferences, discussions, and negotiations with various federal, state and local environmental agencies within and outside the United States with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations.

Employees

The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 2008, Mattel’s total number of employees was approximately 29,000.

Executive Officers of the Registrant

The current executive officers of Mattel, all of whom are appointed annually by and serve at the pleasure of the Board of Directors, are as follows:

Name	Age	Position	Executive Officer Since
Robert A. Eckert	54	Chairman of the Board and Chief Executive Officer	2000
Ellen L. Brothers	53	Executive Vice President of Mattel and President, American Girl	2003
Thomas A. Debrowski	58	Executive Vice President, Worldwide Operations	2000
Kevin M. Farr	51	Chief Financial Officer	1996
Neil B. Friedman	61	President, Mattel Brands	1999
Alan Kaye	55	Senior Vice President, Human Resources	2000
Geoff Massingberd	51	Senior Vice President, Corporate Responsibility	2007
Robert Normile	49	Senior Vice President, General Counsel and Secretary	1999
Bryan Stockton	55	President, International	2000
Dianne Douglas	52	Senior Vice President, Investor Relations and Treasurer	2008
H. Scott Topham	48	Senior Vice President and Corporate Controller	2004

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

Mr. Debrowski has been Executive Vice President, Worldwide Operations since November 2000. From February 1992 until November 2000, he was Senior Vice President-Operations and a director of The Pillsbury

Company. From September 1991 until February 1992, he was Vice President of Operations for the Baked Goods Division of The Pillsbury Company. Prior to that, he served as Vice President and Director of Grocery Operations for Kraft U.S.A.

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

Ms. Douglas has been Senior Vice President, Investor Relations and Treasurer since September 2008. She served as Senior Vice President and Chief Information Officer from July 2005 to September 2008. From November 2003 until July 2005, she served as Senior Vice President of External Affairs, which included oversight of Investor Relations, Corporate Communications, Consumer Relations, Government Affairs, and Philanthropy. Prior to that, she served from March 2001 to October 2003 as Vice President, Investor Relations. Prior to joining Mattel, Ms. Douglas spent 17 years with Associates First Capital Corporation, most recently as Senior Vice President, Investor Relations.

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

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. These forward-looking statements are all based on currently available operating, financial, economic and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed below.

If the current global economic conditions and financial crisis continue to deteriorate, Mattel’s business and financial results may continue to be adversely affected.

The recent global economic conditions and financial crisis adversely impacted Mattel’s business and financial results in 2008. Mattel designs, manufactures, and markets a wide variety of toy products worldwide through sales to customers and directly to consumers. Our performance is impacted by the level of discretionary consumer spending, which has deteriorated sharply in the United States and in many countries around the world in which Mattel does business. Consumers’ discretionary purchases of toy products may be impacted by job losses, foreclosures, bankruptcies, reduced access to credit, significantly falling home prices, lower consumer confidence and other macroeconomic factors that affect consumer spending behavior. If our customers encounter liquidity problems due to weak retail sales or their inability to raise sufficient capital due to credit constraints, we may not be able to collect the accounts receivable from the affected customers. Finally, many of the effects and consequences of the current global economic crisis are not yet known; any one or all of them could potentially have a material adverse effect on Mattel’s liquidity and capital resources, including increasing our cost of capital or our ability to raise additional capital if needed, or otherwise negatively impact Mattel’s business and financial results.

If Mattel does not successfully identify or satisfy consumer preferences, its results of operations may be adversely affected.

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

Inaccurately anticipating changes and trends in popular culture, media and movies, fashion, or technology can negatively affect Mattel’s sales.

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

Mattel’s business is highly seasonal and its operating results depend, in large part, on sales during the relatively brief traditional holiday season.

Mattel’s business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Sales of toy products at retail are highly seasonal, with a majority of retail sales occurring during the period from September through December. As a result, Mattel’s operating results depend, in large part, on sales during the relatively brief traditional holiday season. Retailers attempt to manage their inventories tightly, which requires Mattel to ship products closer to the time the retailers expect to sell the products to consumers. This in turn results in shorter lead times for production. Management believes that the increase in “last minute” shopping during the holiday season and the popularity of gift cards (which often shift purchases to after the holiday season) may negatively impact customer re-orders during the holiday season. Shipping disruptions limiting the availability of ships or containers in Asia during peak demand times may affect Mattel’s ability to deliver its products in time to meet retailer demand. These factors may decrease sales or increase the risks that Mattel may not be able to meet demand for certain products at peak demand times or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

Mattel has significant customer concentration, so that economic difficulties or changes in the purchasing policies or patterns of its major customers could have a significant impact on Mattel’s business and operating results.

A small number of customers account for a large share of Mattel’s net sales. In 2008, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 38% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 47% of net sales. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results.

Significant increases in the price of commodities, transportation or labor, if not offset by declines in other input costs, or a reduction or interruption in the delivery of raw materials, components and finished products from Mattel’s vendors could negatively impact Mattel’s financial results.

Cost increases, whether resulting from rising costs of materials, compliance with existing or future regulatory requirements, transportation, services and labor could impact the profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions, and other factors, there can be no assurance that Mattel will be able to offset any of these increased costs by adjusting the prices of its products. Increases in prices of Mattel’s products could result in lower sales. Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including shortages of raw materials and components. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurance that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or in the delivery of finished products, whether resulting from more stringent regulatory requirements, suppliers, disruptions in transportation, port delays, labor strikes, lockouts, or otherwise, or a significant increase in the price of one or more supplies, such as fuel or resin (which is an oil-based product), could negatively impact Mattel’s financial results.

Significant changes in currency exchange rates or the ability to transfer capital across borders could have a material adverse effect on Mattel’s business and results of operations.

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

Mattel has announced, and in the future may announce, initiatives to reduce its costs, increase its efficiency, improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands, and offer new innovative products, enhance product safety, develop people, improve productivity, simplify processes, maintain customer service levels, as well as new initiatives designed to drive sales growth, capitalize on Mattel’s scale advantage, and improve its supply chain. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to successfully implement any of these initiatives, or the failure of any of these initiatives to produce the results anticipated by management, could have a material adverse effect on Mattel’s business, financial condition, and results of operations.

Increases in interest rates, reduction of Mattel’s credit ratings, contraction of credit availability or the inability of Mattel to meet the debt covenant requirements in its credit facilities could negatively impact Mattel’s ability to conduct its operations.

Increases in interest rates, both domestically and internationally, could negatively affect Mattel’s cost of financing both its operations and investments. Any reduction in Mattel’s credit ratings could increase the cost of obtaining financing. Mattel may be hindered from obtaining, or incur additional costs to obtain, additional credit in light of the current tight credit market environment. Mattel’s domestic credit facility expires on March 23, 2010, and market conditions could affect the size as well as certain terms of the replacement facility. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as market conditions and an inability to meet its debt covenant requirements, which include maintaining certain financial ratios. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Liquidity problems or bankruptcy of Mattel’s key customers could have a material adverse effect on Mattel’s business, financial condition and results of operations.

Many of Mattel’s key customers are mass-market retailers. In the past, the mass-market retail channel in the US has experienced significant shifts in market share among competitors, causing some large retailers to experience liquidity problems. Certain of Mattel’s customers filed for bankruptcy in 2008 and the recent global economic crisis has adversely affected the financial condition of most retailers. Mattel’s sales to customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy, contraction of credit availability to such customers or other factors beyond the control of Mattel, which could increase Mattel’s exposure to losses from bad debts. In addition, if these or other customers were to cease doing business as a result of bankruptcy or significantly reduce the number of stores operated, it could have a material adverse effect on Mattel’s business, financial condition, and results of operations.

If Mattel is not able to adequately protect its proprietary intellectual property and information, its results of operations could be adversely affected.

The value of Mattel’s business depends on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents and trade secrets, in the US and around the world, as well as its customer, employee, and consumer data. If Mattel fails to protect its proprietary intellectual property and information, including any successful challenge to Mattel’s ownership of its intellectual property or material infringements of its intellectual property, could have a material adverse effect on Mattel’s business, financial condition, and results of operations.

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

Product recalls, product liability claims, absence or cost of insurance, and associated costs could divert resources, reduce sales and increase costs and could have a material adverse effect on Mattel’s financial condition.

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

Product recalls could materially and adversely affect Mattel by increasing costs in excess of current estimates.

Mattel has recorded, and in the future may record, charges and incremental costs relating to recalls, withdrawals, or replacements of Mattel products, based on its most recent estimates of retailer inventory returns, consumer product replacement costs, associated legal and professional fees, and costs associated with advertising and administration of product recalls. Because these current and expected future charges are based on estimates, they may increase as a result of numerous factors, many of which are beyond Mattel’s control, including the amount of products that may be returned by consumers and retailers; the number and type of legal, regulatory, or legislative proceedings relating to product recalls, withdrawals, or replacements, or product safety in the United States and elsewhere that may involve Mattel; and regulatory or judicial orders or decrees in the United States and elsewhere that may require Mattel to take certain actions in connection with product recalls and/or impose monetary penalties; and the resolution of claims associated with recalls, withdrawals or replacement of Mattel products.

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

As a result of product recalls, withdrawals, or replacements, Mattel has been the subject of governmental actions, inquiries, and proceedings in several countries. Mattel has incurred expenses to respond and has experienced adverse effects on its business, including temporary suspension of its ability to import products into various countries and to export certain products from China. Product recalls, withdrawals, or replacements have resulted in increased governmental scrutiny of Mattel products. There can be no assurance that Mattel will not be subjected to future governmental actions and scrutiny that may lead to fines, penalties, settlements, increased costs or interruptions or disruptions of its normal business operations. Regulatory agencies and legislatures in various United States and foreign jurisdictions have undertaken reviews of product safety, and have enacted or are considering various proposals for additional, more stringent laws and regulations governing certain children’s products. In particular, the United States Congress has enacted the Consumer Product Safety Improvement Act of 2008, which imposes significant new requirements on the toy industry and the products Mattel produces, as well as enhancing penalties of noncompliance. Some of the new legal mandates may materially decrease Mattel’s sales, increase its costs or otherwise have a material adverse effect on Mattel’s business.

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

Disruptions in Mattel’s manufacturing operations due to political instability, civil unrest, or disease could negatively impact Mattel’s business, financial position and results of operations.

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

Mattel has significant operations near major earthquake faults, including its corporate headquarters in Southern California. A catastrophic event where Mattel has important operations, such as an earthquake, tsunami, flood, typhoon, fire, or other natural or manmade disaster, could disrupt Mattel’s operations or those of its contractors and impair production or distribution of its products, damage inventory, interrupt critical functions, or otherwise affect its business negatively, harming Mattel’s results of operations.

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

The level of returns on pension plan assets and the actuarial assumptions used for valuation purposes could affect our earnings in future periods. Changes in standards and government regulations could also affect our pension plan expense and funding requirements.

Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension plan are evaluated by us in consultation with outside actuaries. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return, or health care costs, our future pension benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement liability and related costs. Funding obligations are determined based on the value of assets and liabilities on a specific date as required under relevant government regulations for each plan. Future pension funding requirements, and the timing of funding payments, could be affected by legislation enacted by the relevant governmental authorities.

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

Mattel maintains leased sales offices in California, Illinois, Minnesota, New York, and Arkansas, and leased warehouse and distribution facilities in California, New Jersey, and Texas, all of which are used by the Domestic segment. Mattel has leased retail and related office space in Chicago, Illinois, New York, New York, and Los Angeles, California for its American Girl Place® stores, Dallas, Texas, Atlanta, Georgia, Natick, Massachusetts, and Bloomington, Minnesota for its American Girl Boutique and Bistro® and leased retail space in Oshkosh, Wisconsin, which are used by the American Girl Brands segment, and Pomona, California, which is used by Mattel Brands. Mattel also has leased office space in Florida, which is used by the International segment, and Massachusetts and Texas, which are used by Radica Games Limited (“Radica”). Mattel leases a computer facility in Phoenix, Arizona used by all segments. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Colombia, Costa Rica, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Italy, Japan, Macau, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Peru, Poland, Portugal, Puerto Rico, South Korea, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom, and Venezuela, which are leased (with the exception of office space in Chile, certain warehouse space in France, and office and warehouse space in Hong Kong that is owned by Mattel) and used by the International segment. Mattel also has leased retail and related office space in China. Mattel’s principal manufacturing facilities are located in China, Indonesia, Thailand, Malaysia, and Mexico. See Item 1 “Business—Manufacturing and Materials.”

For leases that are scheduled to expire during the next twelve months, Mattel may negotiate new lease agreements, renew existing lease agreements, or utilize alternate facilities. See Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies.” Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.

Item 3.	Legal Proceedings.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Litigation” and Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies.”

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

For information regarding the markets in which Mattel’s common stock, par value $1.00 per share, is traded, see the cover page hereof. For information regarding the high and low closing prices of Mattel’s common stock for the last two calendar years, see Item 8 “Financial Statements and Supplementary Data—Note 15 to the Consolidated Financial Statements—Quarterly Financial Information.”

Holders of Record

As of February 23, 2009, Mattel had approximately 37,000 holders of record of its common stock.

Dividends

In 2008 and 2007, Mattel paid a dividend per share of $0.75 to holders of its common stock. In 2006, Mattel paid a dividend per share of $0.65 to holders of its common stock. The Board of Directors declared the dividends in November, and Mattel paid the dividends in December of each year. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Recent Sales of Unregistered Securities

During the fourth quarter of 2008, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

During 2008, 2007, and 2006, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million, $750.0 million, and $250.0 million, respectively. During 2008, Mattel repurchased 4.9 million shares at a cost of $90.6 million. During 2007, Mattel repurchased 35.9 million shares at a cost of $806.3 million. During 2006, Mattel repurchased 11.8 million shares at a cost of $192.7 million. At December 31, 2008, share repurchase authorizations of $410.3 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

This table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2008:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31
Repurchase program (1)	589,893	$16.98	589,893	$410,324,916
Employee transactions (2)	12,329	$14.45	N/A	N/A
November 1 – 30
Repurchase program (1)	—	—	—	$410,324,916
Employee transactions (2)	9,147	$13.82	N/A	N/A
December 1 – 31
Repurchase program (1)	—	—	—	$410,324,916
Employee transactions (2)	6,768	$13.66	N/A	N/A

Total
Repurchase program (1)	589,893	$16.98	589,893	$410,324,916
Employee transactions (2)	28,244	$14.05	N/A	N/A

(1)	In January 2008, Mattel’s Board of Directors authorized a $500.0 million increase to Mattel’s share repurchase program. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A	Not applicable.

Performance Graph

The following graph compares the performance of Mattel common stock with that of the S&P 500 Index and the S&P 500 Consumer Staples Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2003 and reinvestment of dividends.

Comparison of Five Year Cumulative Total Return

Mattel, Inc., S&P 500, and S&P 500 Consumer Staples Index

Cumulative Total Return	2004	2005	2006	2007	2008
Mattel, Inc.	$103.48	$86.65	$127.67	$111.50	$98.09
S&P 500	$110.74	$116.09	$134.21	$141.57	$89.82
S&P 500 Consumer Staples	$108.09	$111.93	$128.03	$146.16	$123.92

Item 6.	Selected Financial Data.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share and percentage information)
Operating Results:
Net sales	$5,918,002	$5,970,090	$5,650,156	$5,179,016	$5,102,786
Gross profit	2,684,406	2,777,300	2,611,793	2,372,868	2,410,725
% of net sales	45.4%	46.5%	46.2%	45.8%	47.2%
Operating income	541,792	730,078	728,818	664,529	730,817
% of net sales	9.2%	12.2%	12.9%	12.8%	14.3%
Income before income taxes	487,964	703,398	683,756	652,049	696,254
Provision for income taxes (a)	108,328	103,405	90,829	235,030	123,531
Net income	$379,636	$599,993	$592,927	$417,019	$572,723
Net income per common share—basic	$1.05	$1.56	$1.55	$1.02	$1.37
Net income per common share—diluted	$1.05	$1.54	$1.53	$1.01	$1.35
Dividends declared per common share	$0.75	$0.75	$0.65	$0.50	$0.45

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Financial Position:
Total assets	$4,675,039	$4,805,455	$4,955,884	$4,372,313	$4,756,492
Noncurrent liabilities	1,297,930	928,284	940,390	807,395	643,509
Stockholders’ equity	2,117,135	2,306,742	2,432,974	2,101,733	2,385,812

(a)	The provision for income taxes in 2007 was positively impacted by net tax benefits related to prior years of $42.0 million related to reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes. The provision for income taxes in 2006 was positively impacted by the Tax Increase Prevention and Reconciliation Act (the “Tax Act”) passed in May 2006, and tax benefits of $63.0 million related to tax settlements and refunds of ongoing audits with foreign and state tax authorities. The provision for income taxes in 2005 was negatively impacted by incremental tax expense of $107.0 million, resulting from Mattel’s decision to repatriate $2.4 billion in previously unremitted foreign earnings under the American Jobs Creation Act (the “Jobs Act”), partially offset by $38.6 million of tax benefits primarily relating to tax settlements reached with various tax authorities and reassessments of tax exposures based on the status of current audits in various jurisdictions around the world. The provision for income taxes in 2004 was positively impacted by $65.1 million of tax benefits related to an audit settlement with the US Internal Revenue Service (“IRS”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

2008 Overview

The toy industry was not immune to the downturn in the global economy. Consumer confidence reached an all-time low in December of 2008, driving retail sales weakness in the fourth quarter as consumers, fearful of the economy’s direction, cut back their discretionary spending. Toy retailers and manufacturers were impacted by the economic downturn, with estimates of more than one thousand Chinese toy manufacturers closing their operations and significant toy sellers in the US, UK, Mexico, and other major markets closing their operations or entering bankruptcy. Against the backdrop of the broader economic and industry trends, Mattel underperformed for the quarter, and ultimately the year, due to a combination of lackluster sales, lower gross margins, and higher expenses:

•

Mattel’s net sales declined 1 percent for the year, driven by an 11 percent decrease in sales during the fourth quarter of 2008. Mattel experienced sales shortfalls across most of its brands and throughout many of the countries in which it operates, with sales declines in the International segment for the first time since the year 2000. The decrease in sales was primarily attributable to the macro economic trends discussed above.

•

Mattel’s gross margin rate declined in 2008 primarily because price increases implemented in June 2008 did not anticipate the record high product input costs Mattel experienced during its peak production period last summer.

•	Other selling and administrative expenses increased in 2008 primarily due to incremental legal costs, settlements, and severance charges.

Mattel did make progress in 2008 in a number of important areas. During 2008, American Girl® achieved record revenues despite the difficult economic environment; in Mattel’s litigation with MGA Entertainment, Inc., a unanimous jury verdict was rendered against MGA and its Chief Executive Officer; and Mattel was awarded new toy licenses for the WWE® Wrestling, Disney/Pixar’s Toy Story, and HIT Entertainment’s Thomas and Friends™, which will help Mattel grow in 2010 and beyond.

2009 and Beyond

Management expects the unfavorable economic conditions experienced in 2008 to continue into 2009. Management also expects Mattel’s revenues to be under pressure in 2009 as a result of retail softness driven by a continued pull-back in consumers’ willingness to spend and retailers’ desire to reduce inventories, weakening foreign exchange in international markets, and fewer entertainment-related products in 2009. As a result, Mattel is managing its business based on realistic revenue assumptions and taking actions intended to improve profitability and strengthen its balance sheet:

•	A modest price increase for Mattel’s spring 2009 product line was initiated in 2008;

•	Mattel continues to renegotiate product costs with vendors;

•	Mattel is evaluating reductions to the number of stock keeping units (“SKUs”) it offers;

•	Mattel is reassessing its advertising spending and strategy with the expectation that 2009 advertising expense will be at the low end of its historical range of 11 to 13 percent; and

•

Mattel initiated its Global Cost Leadership Program in 2008, which includes a global reduction in its professional workforce of approximately 1,000 people implemented in November 2008, a coordinated efficiency strategic plan that includes structural changes designed to lower costs and improve efficiencies, and additional procurement initiatives designed to fully leverage Mattel’s global scale. This program is expected to generate approximately $90 million to $100 million of net cost savings in 2009, and approximately $180 million to $200 million of cumulative net cost savings by the end of 2010.

Management expects to focus on profitability and margins and conserve cash in 2009. As a result, Mattel is planning to tightly manage its capital expenditures in 2009 to a level that is more consistent with its levels of capital expenditures in 2003 through 2007. In addition, given the current volatile global economic environment, Mattel is prioritizing protecting Mattel’s dividend to shareholders and minimizing strategic acquisitions and share repurchases in 2009.

Results of Operations

2008 Compared to 2007

Consolidated Results

Net sales for 2008 were $5.92 billion, a 1% decrease as compared to $5.97 billion in 2007, with no impact from changes in currency exchange rates. Net income for 2008 was $379.6 million, or $1.05 per diluted share, as compared to net income of $600.0 million, or $1.54 per diluted share, for 2007. Net income for 2007 was positively impacted by net tax benefits of $42.0 million as a result of reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes.

Gross profit, as a percentage of net sales, decreased to 45.4% in 2008 from 46.5% in 2007. The decrease in gross profit was primarily due to higher product costs driven by higher commodities, labor, and product testing costs, along with appreciating Asian currencies (collectively, “input costs”), higher costs of distribution, and mix, partially offset by the benefit of price increases, favorable changes in currency exchange rates, and lower product recall costs as compared to 2007.

Income before income taxes as a percentage of net sales declined to 8.2% in 2008 from 11.8% in 2007. Contributing to this decline were lower gross margins, higher advertising and promotion expenses, and higher other selling and administrative expenses, which were all impacted by lower sales. The increase in other selling and administrative expense in 2008 was primarily due to incremental legal and settlement related costs of approximately $52 million, the impact of foreign exchange rates, and higher bad debt expense. Additionally, interest expense increased in 2008 due to higher average borrowings, partially offset by lower average interest rates and interest income decreased in 2008 due to lower average interest rates, partially offset by higher average invested cash balances.

The following table provides a summary of Mattel’s consolidated results for 2008 and 2007 (in millions, except percentage and basis point information):

	For the Year				Year/Year Change
	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$5,918.0	100.0%	$5,970.1	100.0%	–1%

Gross profit	$2,684.4	45.4%	$2,777.3	46.5%	–3%	(110)
Advertising and promotion expenses	719.2	12.2	708.8	11.9	1%	30
Other selling and administrative expenses	1,423.4	24.1	1,338.4	22.4	6%	170

Operating income	541.8	9.2	730.1	12.2	–26%	(300)
Interest expense	81.9	1.4	71.0	1.2	15%	20
Interest (income)	(25.0)	–0.4	(33.3)	–0.6	–25%	20
Other non-operating (income), net	(3.1)		(11.0)

Income before income taxes	$488.0	8.2%	$703.4	11.8%	–31%	(360)

Sales

Net sales for 2008 were $5.92 billion, a 1% decrease as compared to $5.97 billion in 2007, with no impact from changes in currency exchange rates. Gross sales within the US decreased 2% from 2007, and accounted for 51% of consolidated gross sales in both 2008 and 2007. Gross sales in international markets decreased 1% as compared to 2007, including a 1 percentage point benefit from changes in currency exchange rates.

Worldwide gross sales of Mattel Girls & Boys Brands decreased 2% to $3.64 billion in 2008 as compared to 2007, with no impact from changes in currency exchange rates. Domestic gross sales of Mattel Girls & Boys Brands decreased 1% and international gross sales of Mattel Girls & Boys Brands decreased 2%, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Barbie® decreased 9%, with no impact from changes in currency exchange rates. Domestic gross sales of Barbie® decreased 7%, primarily driven by sales declines in Barbie Girls™ MP3 Player and Barbie® Collector products, partially offset by increased sales in Barbie® Fantasy products. International gross sales of Barbie® decreased 9%, including a 2 percentage point benefit from changes in currency exchange rates, primarily driven by sales declines of Barbie® Fantasy, Barbie Girls™ MP3 Player, and My Scene® products. Lower sales in Barbie® Fantasy products in international markets were driven by the underperformance of toys associated with the 2008 Barbie® entertainment property, Barbie and the Diamond Castle™, as compared to the 2007 entertainment property, Barbie as the Island Princess™. Worldwide gross sales of Other Girls Brands increased 11% from 2007, including a 1 percentage point benefit from changes in currency exchange rates, primarily driven by higher sales of High School Musical™, Little Mommy®, and Hannah Montana™ internationally, partially offset by sales declines for Pixel Chix® and Polly Pocket®. Worldwide gross sales of Wheels products increased 4% as compared to 2007, including a 1 percentage point benefit from changes in currency exchange rates, primarily due to Speed Racer® sales. Worldwide gross sales of Entertainment products, which includes games and puzzles and Radica®, decreased by 4% as compared to 2007, including a 1 percentage point benefit from changes in currency exchange rates, primarily driven by sales declines in CARS™ , interactive games, and Radica® products, partially offset by increased sales of products tied to the Batman®: The Dark Knight™ movie property.

Worldwide gross sales of Fisher-Price Brands decreased 3% to $2.36 billion in 2008, as compared to 2007, including a 1 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Fisher-Price® Friends decreased 16% as compared to 2007, including a 1 percentage point unfavorable change in currency exchange rates, primarily driven by sales declines in Dora the Explorer® and Sesame Street® products as compared to strong levels in the prior year, partially offset by growth in sales of Disney products. Worldwide gross sales of Core Fisher-Price® increased 1% as compared to 2007, including a 1 percentage point benefit from changes in currency exchange rates.

Gross sales of American Girl Brands increased 7% to $463.1 million in 2008 as compared to 2007, primarily driven by strong sales of products tied to the Kit Kittredge® movie and increased sales in the retail channel.

Cost of Sales

Cost of sales increased by $40.8 million, or 1%, from $3.19 billion in 2007 to $3.23 billion in 2008 as compared to a 1% decrease in net sales. On an overall basis, cost of sales increased primarily due to higher input costs and higher costs of distribution, partially offset by foreign currency exchanges benefits and lower product recall costs as compared to 2007. Within cost of sales, product costs increased by $27.8 million, or 1%, from $2.57 billion in 2007 to $2.60 billion in 2008. Royalty expense decreased by $2.1 million, or 1%, from $243.3 million in 2007 to $241.2 million in 2008. Freight and logistics expenses increased by $15.1 million, or 4%, from $379.0 million in 2007 to $394.1 million in 2008.

Gross Profit

Gross profit, as a percentage of net sales, decreased to 45.4% in 2008 from 46.5% in 2007. The decrease in gross profit was primarily driven by higher input costs, higher costs of distribution, and mix, partially offset by the benefit of price increases, favorable changes in currency exchange rates, and lower product recall costs as compared to 2007.

Advertising and Promotion Expenses

Advertising and promotion expenses increased to 12.2% of net sales in 2008, from 11.9% in 2007 due primarily to lower than expected sales volume.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.42 billion in 2008, or 24.1% of net sales, as compared to $1.34 billion in 2007, or 22.4% of net sales. The increase in other selling and administrative expense in 2008 was primarily due to incremental legal and settlement related costs of approximately $52 million, the impact of foreign exchange rates, and higher bad debt expense. Compensation expense related to stock options and restricted stock units (“RSUs”) totaled $35.7 million in 2008, as compared to $22.2 million in 2007.

Non-Operating Items

Interest expense was $81.9 million in 2008, as compared to $71.0 million in 2007, due to higher average borrowings, partially offset by lower average interest rates. Interest income decreased from $33.3 million in 2007 to $25.0 million in 2008 due to lower average interest rates, partially offset by higher average invested cash balances. Other non-operating income was $3.1 million in 2008 and primarily related to foreign currency exchange gains caused by local currency revaluation of US dollar cash balances held by a Latin American subsidiary, partially offset by a $4.0 million investment impairment charge recorded during the third quarter of 2008. Other non-operating income was $11.0 million in 2007 and primarily related to foreign currency exchange gains caused by local currency revaluations of the US dollar cash balances held by a Latin American subsidiary.

Provision for Income Taxes

Mattel’s effective tax rate on income before income taxes in 2008 was 22.2% as compared to 14.7% in 2007. The 2007 income tax provision includes net benefits related to prior years of $42.0 million related to reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes.

Operating Segment Results

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands. Operating segment results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Segment Information.”

Domestic Segment

Mattel Girls & Boys Brands US gross sales decreased 1% in 2008 as compared to 2007. Within this segment, gross sales of Barbie® decreased 7%, primarily driven by sales declines of Barbie Girls™ MP3 Player and Barbie® Collector products, partially offset by increased sales of Barbie® Fantasy products. Gross sales of Other Girls Brands increased 13%, primarily driven by higher sales of High School Musical™, partially offset by sales declines for Polly Pocket® and Pixel Chix®. Gross sales of Wheels products increased 11%, primarily due to Speed Racer® sales. Gross sales in Entertainment products, which include games and puzzles and Radica®, decreased 10%, primarily driven by sale declines in CARS™, Radica®, and interactive games products, partially offset by increased sales of products tied to the Batman®: The Dark Knight™ movie property. Mattel Girls & Boys Brands US segment income decreased 25% to $158.2 million in 2008, primarily due to lower gross profit driven by higher input costs, higher costs of distribution, and mix, partially offset by the benefit of price increases and lower product recall costs as compared to 2007.

Fisher-Price Brands US gross sales decreased 6%, reflecting sales declines of Fisher-Price® Friends, primarily driven by lower sales of Dora the Explorer® and Sesame Street® as compared to strong levels in the prior year, partially offset by growth in sales of Disney products, and Core Fisher-Price® products. Fisher-Price Brands US segment income decreased 29% to $161.0 million in 2008, primarily due to lower gross profit driven by higher input costs, higher costs of distribution, and mix, partially offset by the benefit of price increases and lower product recall costs as compared to 2007, and higher advertising and promotion expenses due primarily to lower than expected sales volumes.

American Girl Brands gross sales increased 7% from the prior year, primarily driven by strong sales of products tied to the Kit Kittredge® movie and increased sales in the retail channel. American Girl Brands segment operating income decreased 12% to $86.6 million in 2008, primarily due to higher other selling and administrative expenses related to retail pre-opening costs, partially offset by higher sales volume.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2008 versus 2007:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International	–1	1
Europe	–6	2
Latin America	7	2
Asia Pacific	4	0
Other	–4	–3

International gross sales decreased 1% in 2008 as compared to 2007, including a 1 percentage point benefit from changes in currency exchange rates. Gross sales of Barbie® decreased 9%, including a 2 percentage point benefit from changes in currency exchange rates, primarily driven by sales declines in Barbie® Fantasy, Barbie Girls™ MP3 Player, and My Scene® products. Lower sales in Barbie® Fantasy products was driven by the underperformance of toys associated with the 2008 Barbie® entertainment property, Barbie and the Diamond Castle™, as compared to the 2007 entertainment property, Barbie as the Island Princess™. Gross sales of Other Girls Brands increased 10%, including a 1 percentage point benefit from changes in currency exchange rates, primarily due to sales of High School Musical™ and Hanna Montana™ products and higher sales of Little Mommy®, partially offset by sales declines for Pixel Chix® and Polly Pocket®. Gross sales of Wheels products decreased 2%, including a 2 percentage point benefit from changes in currency exchange rates. Gross sales of Entertainment products increased by 1%, including a 1 percentage point benefit from changes in currency exchange rates, primarily driven by sales of products tied to the Batman®: The Dark Knight™, Speed Racer®, and Kung Fu Panda® movie properties. Fisher-Price Brands gross sales increased 1%, with no impact from changes in currency exchange rates, primarily driven by strong sales of Core Fisher-Price® products, partially offset by sales declines of Fisher-Price® Friends products. International segment income decreased 15% to $357.6 million in 2008, primarily due to lower gross profit driven by higher input costs, higher costs of distribution, and mix, partially offset by the benefit of price increases, favorable changes in currency exchange rates, and lower product recall costs as compared to 2007, and higher other selling and administrative expenses.

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

The following table provides a summary of Mattel’s consolidated results for 2007 and 2006 (in millions, except percentage and basis point information):

	For the Year
	2007		2006		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$5,970.1	100.0%	$5,650.2	100.0%	6%

Gross profit	$2,777.3	46.5%	$2,611.8	46.2%	6%	30
Advertising and promotion expenses	708.8	11.9	651.0	11.5	9%	40
Other selling and administrative expenses	1,338.4	22.4	1,232.0	21.8	9%	60

Operating income	730.1	12.2	728.8	12.9	0%	(70)
Interest expense	71.0	1.2	79.9	1.4	-11%	(20)
Interest (income)	(33.3)	-0.6	(30.5)	-0.5	9%	(10)
Other non-operating (income), net	(11.0)		(4.4)

Income before income taxes	$703.4	11.8%	$683.8	12.1%	3%	(30)

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

Worldwide gross sales of Mattel Girls & Boys Brands increased 8% to $3.70 billion in 2007 as compared to 2006, including a 5 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Mattel Girls & Boys Brands decreased 4% and international gross sales of Mattel Girls & Boys Brands increased 18%, including an 8 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Barbie® increased by 1%, including a 4 percentage point benefit from changes in currency exchange rates. Domestic gross sales of Barbie® decreased by 15%, primarily driven by sales declines in Barbie® Fantasy and My Scene® products, partially offset by sales increases in Barbie® Collector products. International gross sales of Barbie® increased by 12%, including an 8 percentage point benefit from changes in currency exchange rates, primarily due to higher sales of Barbie® Reality and Barbie® Collector products. Softness in Barbie® Fantasy products worldwide was driven by the underperformance of toys associated with the 2007 Barbie® entertainment properties, Barbie® Magic of the Rainbow™ and Barbie as the Island Princess™ as compared to the 2006 entertainment properties, Barbie® in Fairytopia™ II: Mermaidia® and Barbie in the 12 Dancing Princesses®. Worldwide gross sales of Other Girls Brands increased 2% from 2006, including a 5 percentage point benefit from changes in currency exchange rates, primarily driven by strong sales of Little Mommy® and High School Musical™, partially offset by sales declines of Winx Club® and Pixel Chix® worldwide, and Polly Pocket® in the US.

Worldwide gross sales of Wheels products increased 14% as compared to 2006, including a 4 percentage point benefit from changes in currency exchange rates, primarily as a result of strong worldwide sales growth in Hot Wheels® and Matchbox® products. Worldwide gross sales of Entertainment products, which includes games and puzzles and Radica®, increased by 16% as compared to 2006, including a 5 percentage point benefit from changes in currency exchange rates, primarily driven by continued strong worldwide sales in CARS™ products and inclusion of Radica® sales, partially offset by sales declines in Superman® products.

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

Gross sales of American Girl Brands decreased 2% to $431.3 million in 2007 as compared to 2006, primarily driven by the continued softness in the direct channel and lower sales of established historical characters, partially offset by strong sales of the Girl of the Year®, Nicki®, the launch of the newest historical character, Julie®, and sales from the American Girl Boutique and Bistro® retail stores, which opened in Atlanta, Georgia in August 2007 and Dallas, Texas in November 2007.

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

Operating Segment Results

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands. Operating segment results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Segment Information.”

Domestic Segment

Mattel Girls & Boys Brands US gross sales decreased 4% in 2007 as compared to 2006. Within this segment, gross sales of Barbie® products decreased 15%, primarily driven by sales declines of Barbie® Fantasy and My Scene® products, partially offset by higher sales of Barbie® Collector products. Gross sales of Other Girls Brands decreased 3%, primarily driven by sales declines in Polly Pocket® and Pixel Chix®, partially offset by strong sales of High School Musical™ and Little Mommy® products. Gross sales of Wheels products increased 2%, primarily due to sales increases in Matchbox®, partially offset by lower sales of Tyco R/C® products. Gross sales in Entertainment products, which includes games and puzzles and Radica®, increased 1%, primarily driven by the continued strong sales of CARS™ products and the inclusion of Radica® sales, partially offset by sales declines in Superman® products. Mattel Girls & Boys Brands US segment income decreased 21% to $212.2 million in 2007, primarily due to lower sales volume, higher other selling and administrative expenses, and the impact of the 2007 Product Recalls, which lowered Mattel Girls & Boys Brands US segment income by approximately $12 million.

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

American Girl Brands gross sales decreased 2% from the prior year, primarily due to the continued softness in the direct channel and lower sales of established historical characters, partially offset by strong sales of the Girl of the Year®, Nicki®, the launch of the newest historical character, Julie®, and sales from the American Girl Boutique and Bistro® retail stores which opened in Atlanta, Georgia in August 2007 and Dallas, Texas in November 2007. American Girl Brands segment operating income increased 2% to $98.5 million in 2007.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2007 versus 2006:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International	17	7
Europe	16	9
Latin America	23	5
Asia Pacific	15	7
Other	3	6

International gross sales increased 17% in 2007 as compared to 2006, including a 7 percentage point benefit from changes in currency exchange rates. Gross sales of Barbie® increased 12%, including an 8 percentage point benefit from changes in currency exchange rates, primarily due to higher sales of Barbie® Reality and Barbie® Collector products. Gross sales of Other Girls Brands increased 4%, including a 7 percentage point benefit from changes in currency exchange rates, primarily driven by increased sales of Little Mommy® and Polly Pocket®, partially offset by declines in Winx Club® and Pixel Chix®. Gross sales of Wheels products grew by 24%, including a 7 percentage point benefit from changes in currency exchange rates, reflecting growth in Hot Wheels® and Matchbox®. Gross sales of Entertainment products increased by 31%, including a 9 percentage point benefit from changes in currency exchange rates, primarily driven by strong sales of CARS™ products and the inclusion of Radica® sales, partially offset by sales declines of Superman® products. Fisher-Price Brands gross sales increased 17%, including a 7 percentage point benefit from changes in currency exchange rates, due to higher sales of Core Fisher-Price® products, primarily infant, preschool, BabyGear™, newborn, and learning products, partially offset by sales declines of Fisher-Price® Friends products. International segment income was relatively flat with prior year at $420.9 million, primarily due to increased sales volume, offset by higher other selling and administrative expenses and the impact of the 2007 Product Recalls, which decreased International segment operating income by approximately $47 million.

Global Cost Leadership Program

During the middle of 2008, Mattel initiated its Global Cost Leadership program, which is designed to improve operating efficiencies and leverage Mattel’s global scale to improve profitability and operating cash flows. Mattel’s Global Cost Leadership program is intended to generate approximately $90 million to $100 million of net cost savings in 2009, and approximately $180 million to $200 million of cumulative net cost savings by the end of 2010. The major initiatives included in Mattel’s Global Cost Leadership program include:

•	A global reduction in Mattel’s professional workforce of approximately 1,000 people that was implemented in November 2008.

•

A coordinated efficiency strategic plan that includes structural changes designed to lower costs and improve efficiencies; for example, offshoring and outsourcing certain back office functions, and more clustering of management for international markets.

•

Additional procurement initiatives designed to fully leverage Mattel’s global scale in areas such as creative agency partnerships, legal services, and distribution, including ocean carriers and over-the-road freight vendors.

The workforce reduction is expected to generate approximately $60 million in annualized compensation- related savings. In connection with the workforce reduction, Mattel recorded severance and other termination-related charges in 2008 of approximately $34 million.

Income Taxes

Mattel’s effective tax rate on income before income taxes in 2008 was 22.2% as compared to 14.7% in 2007. The 2007 income tax provision includes net benefits of $42.0 million related to reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes.

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

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as the current global economic crisis and tight credit environment, an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-capital and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates, and recent developments in the financial markets have increased Mattel’s exposure to the possible liquidity and credit risks of its counterparties. Mattel believes that it has ample liquidity to fund its business needs, including beginning of the year cash and equivalents, cash flows from operations, and access to its $1.3 billion domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. As of December 31, 2008, Mattel had available incremental borrowing resources totaling approximately $1.0 billion under this unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Mattel’s domestic credit facility expires on March 23, 2010, and market conditions could affect the size and certain terms of the replacement facility along with terms of other debt instruments that Mattel enters into from time to time.

Mattel monitors the third-party depository institutions that hold the company’s cash and equivalents. Mattel’s emphasis is primarily on safety and liquidity of principal and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize exposure. As of December 31, 2008, Mattel had a money market investment with an original cost basis of $85.3 million, which was reclassified from cash and equivalents to other current assets as a result of the money market investment fund halting redemption requests in September 2008. Additionally, during the third quarter of 2008, Mattel recorded a $4.0 million non-operating loss to recognize the estimated impairment of underlying securities associated with this investment. In January 2009, Mattel received proceeds of approximately $55 million related to this investment, and expects to receive the remaining proceeds, net of the impairment charge, by the end of 2009, when the underlying securities will have matured. As of December 31, 2008 and 2007, Mattel also had additional long-term investments of $35.0 million.

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

Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and their liquidity in order to mitigate Mattel’s accounts receivable collectibility risks. During 2008, bad debt expense increased by approximately $13 million as compared to 2007 as a result of certain customers facing financial difficulties.

Mattel sponsors defined benefit pension plans and postretirement benefit plans for employees of the company. In 2008, actual returns for Mattel’s defined benefit pension plans were below the expected rate of return due to adverse conditions in the equity and debt markets. Continued actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.

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

Mattel’s focus for 2009 is on strengthening its balance sheet and managing costs in line with realistic revenues with the goal of improving the profitability and cash flows generated by its business. Management expects to conserve cash and lower debt to strengthen its balance sheet in the near-term. Given the current volatile global economic environment, Mattel is prioritizing protecting its dividend to shareholders and minimizing strategic acquisitions and share repurchases in 2009.

Over the long-term, after the full impact of the current economic and financial crisis is understood and assuming cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to shareholders through cash dividends and share repurchases. Mattel’s share repurchase program has no expiration date and repurchases will take place from time to time, depending on market conditions. The ability to implement successfully the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities. There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve its targeted goals from investing activities.

Operating Activities

Cash flows generated from operating activities were $436.3 million during 2008, as compared to $560.5 million in 2007, and $875.9 million in 2006. The decrease in cash flows from operating activities in 2008 from 2007 was primarily the result of lower profitability, partially offset by lower working capital requirements, mainly due to lower usage of cash to reduce levels of accounts payable and accrued expenses. The decrease in cash flows from operating activities in 2007 from 2006 was primarily the result of higher working capital requirements, mainly due to lower sales of receivables, the timing of vendor payments, and lower accruals for incentive and royalty obligations.

Investing Activities

Cash flows used for investing activities were $311.7 million during 2008, primarily due to the purchase of property, plant and equipment and tools, dies, and molds, an increase in other investments (included within current assets), and acquisitions totaling $58.4 million for the intellectual property rights related to Whac-a-Mole® and the acquisition of Sekkoia SAS, which owns the Blokus® trademark and trade name rights. Cash flows used for investing activities were higher in 2008 as compared to 2007 mainly due to other investments and higher purchases of property, plant, and equipment and tools, dies, and molds, partially offset by lower payments for businesses acquired. Cash flows used for investing activities were lower in 2007 as compared to 2006 mainly due to lower payments for businesses acquired, partially offset by the purchase of a long-term investment security, higher purchases of other property, plant, and equipment, and lower proceeds from the sale of property, plant, and equipment.

Financing Activities

Cash flows used for financing activities decreased to $395.7 million in 2008 from $587.8 million in 2007 primarily as a result of lower share repurchases, partially offset by lower net borrowings and lower proceeds from the exercise of stock options. Cash flows used for financing activities increased to $587.8 million in 2007 from $374.1 million in 2006 as a result of higher share repurchases and dividend payments, partially offset by higher proceeds from the exercise of stock options and higher net borrowings.

During 2008, 2007, and 2006, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million, $750.0 million, and $250.0 million, respectively. During 2008, Mattel repurchased 4.9 million shares at a cost of $90.6 million. During 2007, Mattel repurchased 35.9 million shares at a cost of $806.3 million. During 2006, Mattel repurchased 11.8 million shares at a cost of $192.7 million. At December 31, 2008, share repurchase authorizations of $410.3 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

In 2008 and 2007, Mattel paid a dividend per share of $0.75 to holders of its common stock. In 2006, Mattel paid a dividend per share of $0.65 to holders of its common stock. The Board of Directors declared the dividends in November, and Mattel paid the dividends in December of each year. The dividend payments were $268.9 million, $272.3 million, and $249.5 million in 2008, 2007, and 2006, respectively.

Seasonal Financing

See Item 8 “Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

Financial Position

Mattel’s cash and equivalents were $617.7 million at December 31, 2008, a decrease of $283.5 million from 2007. The decrease was primarily driven by net repayments of $342.9 million of short-term borrowings, dividend payments of $268.9 million, $198.8 million of purchases of tools, dies, and molds, and other property, plant, and equipment, share repurchases of $90.6 million, increase in other investments of $85.3 million, and acquisitions totaling $58.4 million for the intellectual property rights relating to Whac-a-mole® and the acquisition of Sekkoia SAS, partially offset by cash flows generated from operating activities of $436.3 million and $350.0 million of proceeds from the issuance of the 2008 Senior Notes in March 2008.

Accounts receivable decreased $117.7 million, reflecting lower fourth quarter sales, partially offset by lower factored receivables.

Inventories increased $57.2 million, reflecting higher input costs during the year, earlier production to meet supply chain requirements, including longer lead times for certain international markets, and lower fourth quarter sales.

Accounts payable and accrued liabilities decreased $83.2 million from December 31, 2007 to $1.1 billion at December 31, 2008, primarily due to the timing and amount of payments of various accrued liability balances, including incentive compensation, royalties, and advertising obligations.

Short-term borrowings include borrowings under the foreign and domestic unsecured committed credit facilities. At December 31, 2008 and 2007, Mattel’s total short-term borrowings total $0 and $349.0 million, respectively. The current portion of long-term debt increased $100.0 million to $150.0 million at December 31, 2008, as compared to December 31, 2007 due to the reclassification of $100.0 million of the 2006 Senior Notes and $50.0 million of Medium-term notes to current, partially offset by Medium-term notes repayments of $50.0 million.

A summary of Mattel’s capitalization is as follows:

	December 31,
	2008		2007
	(In millions, except percentage information)
Medium-term notes	$200.0	6%	$250.0	8%
2006 Senior Notes	200.0	6	300.0	9
2008 Senior Notes	350.0	10	—	—

Total noncurrent long-term debt	750.0	22	550.0	17
Other noncurrent liabilities	547.9	16	378.3	12
Stockholders’ equity	2,117.1	62	2,306.7	71

	$3,415.0	100%	$3,235.0	100%

Total noncurrent long-term debt increased $200.0 million at December 31, 2008 as compared to December 31, 2007, due to the $350.0 million issuance of 2008 Senior Notes, all of which was classified as noncurrent at December 31, 2008, partially offset by the reclassification of $100.0 million of the 2006 Senior Notes and $50.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed. Other noncurrent liabilities increased $169.6 million at December 31, 2008, as compared to December 31, 2007, due primarily to increases in long-term defined benefit pension plan obligations. Stockholders’ equity of $2.1 billion at December 31, 2008 decreased by $189.6 million from December 31, 2007, primarily as a result of payment of the annual dividend on common stock in the fourth quarter of 2008, unfavorable currency translation adjustments, an increase in Mattel’s net defined benefit pension plan obligations, and share repurchases, partially offset by net income.

Mattel’s debt-to-capital ratio, including short-term borrowings and the current portion of long-term debt, increased to 29.8% at December 31, 2008 from 29.1% at December 31, 2007, due to the aforementioned decrease in stockholders’ equity, partially offset by the decrease in debt. Mattel’s objective is to maintain a year-end debt-to-capital ratio of approximately 25%.

Off-Balance Sheet Arrangements

Mattel has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Commitments

In the normal course of business, Mattel enters into debt agreements, contractual arrangements to obtain and protect Mattel’s right to create and market certain products, and for future purchases of goods and services to ensure availability and timely delivery. These arrangements include commitments for future inventory purchases and royalty payments pursuant to licensing agreements. Certain of these commitments routinely contain provisions for guarantees or minimum expenditures during the term of the contracts.

	Total	2009	2010	2011	2012	2013	Thereafter
	(In millions)
Long-term debt	$900.0	$150.0	$50.0	$250.0	$50.0	$400.0	$—
Interest on long-term debt	168.9	51.0	44.5	35.0	25.3	13.1	—
Capital leases*	3.3	0.3	0.3	0.3	0.3	0.3	1.8
Operating leases	510.0	88.0	82.0	69.0	54.0	37.0	180.0
Purchases of inventory, other assets, and services	295.9	295.9	—	—	—	—	—
Licensing minimum guarantees	244.0	58.0	52.0	48.0	22.0	23.0	41.0
Defined benefit and postretirement benefit plans	277.1	25.3	24.4	25.3	26.3	26.8	149.0

Total	$2,399.2	$668.5	$253.2	$427.6	$177.9	$500.2	$371.8

*	Represents total obligation, including imputed interest of $1.1 million.

In connection with the 2007 adoption of FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, liabilities for uncertain tax positions for which a cash tax payment is not expected to be made in the next twelve months were reclassified from income taxes payable (within current liabilities) to other noncurrent liabilities. Due to the uncertainty about the periods in which examinations will be completed and limited information related to current audits, Mattel is not able to make reasonably reliable estimates of the periods in which cash settlements will occur with taxing authorities for the noncurrent liabilities.

Litigation

The content of Note 12 (“Commitments and Contingencies—Litigation”) to the Consolidated Financial Statements of Mattel in this Annual Report on Form 10-K is hereby incorporated by reference in its entirety in this Item 7.

Derivative Litigation

A consolidated stockholder derivative action is pending in Los Angeles County Superior Court in California, captioned In re Mattel, Inc. Derivative Litigation, consolidating three derivative actions filed in September 2007 (the “Superior Court Action”), asserting claims ostensibly on behalf and for the benefit of Mattel. A second consolidated derivative action in US District Court, Central District of California, captioned In re Mattel, Inc. Derivative Litigation, consolidating three federal derivative actions filed in October 2007, asserting claims ostensibly on behalf and for the benefit of Mattel, was dismissed with prejudice by the federal court in August 2008. Another derivative action, filed in the Court of Chancery of Delaware in October 2007, has been voluntarily dismissed.

The Superior Court Action alleges that past and present members of Mattel’s Board of Directors breached their fiduciary duties in connection with product safety and reporting practices allegedly related to Mattel’s product recalls during August and September 2007. Plaintiffs also sue certain executive officers of Mattel, and allege that certain officers and current and former directors who sold stock during the first half of 2007 breached their fiduciary duties by selling while allegedly in possession of non-public information relating to alleged product defects and seek disgorgement of unspecified amounts of profits from such sales. Defendants filed a demurrer to the entire complaint on August 27, 2008, which was sustained with leave to amend on December 22, 2008. Plaintiffs filed a First Amended Consolidated Complaint on January 20, 2009, and the date for responses to that amended complaint has not yet arrived.

Effects of Inflation

Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2008, 2007, or 2006. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability under certain circumstances at certain times to pass on higher prices to its customers.

Employee Savings Plan

Mattel sponsors a 401(k) savings plan, the Mattel, Inc. Personal Investment Plan (the “Plan”), for its domestic employees. Contributions to the Plan include voluntary contributions by eligible employees and employer automatic and matching contributions by Mattel. The Plan allows employees to allocate both their voluntary contributions and their employer automatic and matching contributions to a variety of investment funds, including a fund that is fully invested in Mattel common stock (the “Mattel Stock Fund”). Employees are not required to allocate any of their Plan account balance to the Mattel Stock Fund, which allows employees to limit or eliminate their exposure to market changes in Mattel’s stock price. Furthermore, the Plan limits the percentage of the employee’s total account balance that may be allocated to the Mattel Stock Fund to 25%. Employees may generally reallocate their account balances on a daily basis. However, pursuant to Mattel’s insider trading policy, employees classified as insiders and restricted personnel under Mattel’s insider trading policy are limited to certain periods in which they may make allocations into or out of the Mattel Stock Fund.

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

In recent years, the mass-market retail channel has experienced significant shifts in market share among competitors, causing some large retailers to experience liquidity problems. In addition, many of Mattel’s customers have been negatively impacted by worsening economic conditions. Certain of Mattel’s customers filed for bankruptcy in 2008, including KB Toys in the US and Woolworth’s in the UK, and the recent global economic crisis has adversely affected the financial position of other retailers. Mattel’s sales to customers are typically made on credit without collateral and are highly concentrated in the third and fourth quarters due to the cyclical nature of toy sales, which results in a substantial portion of trade receivables being collected during the latter half of the year and the first quarter of the following year. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the control of Mattel. This could increase Mattel’s exposure to losses from bad debts.

A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2008, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 38% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 47% of net sales. As of December 31, 2008, Mattel’s three largest customers accounted for approximately 32% of net accounts receivable, and its ten largest customers accounted for approximately 42% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.

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

The following table summarizes Mattel’s allowance for doubtful accounts at December 31:

	2008	2007	2006
	(In millions, except percentage information)
Allowance for doubtful accounts	$25.9	$21.5	$19.4
As a percentage of total accounts receivable	2.9%	2.1%	2.0%

Mattel’s allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes. Changes in the allowance for doubtful accounts between December 31, 2008 and 2007 reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is also affected by the time at which uncollectible accounts receivable balances are actually written off.

Mattel believes that its allowance for doubtful accounts at December 31, 2008 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts of $25.9 million, or 2.9% of accounts receivable, at December 31, 2008 may not be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.

Inventories—Allowance for Obsolescence

Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market. Inventory obsolescence reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Management believes that the accounting estimate related to the allowance for obsolescence is a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, net income, and inventories. As more fully described below, valuation of Mattel’s inventory could be impacted by changes in public and consumer preferences, demand for product, or changes in the buying patterns of both retailers and consumers and inventory management of customers.

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

At the end of each quarter, management within each business segment, Mattel Girls & Boys Brands US, Fisher-Price Brands US, American Girl Brands, and International, performs a detailed review of its inventory on an item-by-item basis and identifies products that are believed to be impaired. Management assesses the need for, and the amount of, an obsolescence reserve based on the following factors:

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

The following table summarizes Mattel’s obsolescence reserve at December 31:

	2008	2007	2006
	(In millions, except percentage information)
Allowance for obsolescence	$59.1	$51.7	$43.3
As a percentage of total inventory	10.8%	10.8%	10.1%

The increases in the allowance for obsolescence from 2007 to 2008 and from 2006 to 2007 were mainly due to higher levels of excess inventory in 2008 and 2007, respectively. Management believes that its allowance for obsolescence at December 31, 2008 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.

Recoverability of Goodwill and Nonamortizable Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires companies to test goodwill and nonamortizable intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment may have occurred. Management believes that the accounting estimate related to the recoverability of its goodwill and nonamortizable intangible assets is a “critical accounting estimate” because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income, goodwill, and other intangible assets.

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

For purposes of evaluating whether goodwill is impaired, SFAS No. 142 requires that goodwill be allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands, and International. Goodwill is allocated to Mattel’s reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. Mattel utilizes the fair value based upon the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”) when evaluating goodwill for impairment. The Income Approach valuation method requires Mattel to make projections of revenue, operating costs and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted average cost of capital to be used as a discount rate. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the SFAS No. 142 impairment model, which could significantly change the amount of any impairment ultimately recorded. As of September 30, 2008, Mattel performed the annual impairment test for goodwill as required by SFAS No. 142 and determined that its goodwill was not impaired since, for each of the reporting units, the fair value of the reporting unit exceeded its carrying amount. Mattel also considered events and circumstances subsequent to the annual impairment tests in concluding there was no impairment at December 31, 2008.

Testing nonamortizable intangible assets for impairment also involves a high degree of judgment due to the assumptions that underlie the valuation. Mattel evaluates nonamortizable intangible assets, including trademarks and trade names, for impairment by comparing the estimated fair values with the carrying values. The fair value is measured using a multi-period royalty savings method, which reflects the savings realized by owning the trademarks and trade names, and thus not having to pay a royalty fee to a third party. As of September 30, 2008, Mattel performed the annual impairment test for nonamortizable intangible assets as required by SFAS No. 142 and determined that its nonamortizable intangible assets were not impaired. Mattel also considered events and circumstances subsequent to the annual impairment tests in concluding there was no impairment at December 31, 2008.

Sales Adjustments

Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized. Sales adjustments for such programs totaled $568.0 million, $622.8 million, and $507.9 million during 2008, 2007, and 2006, respectively.

The above-described programs primarily involve fixed amounts or percentages of sales to customers. Accruals for such programs are calculated based on an assessment of customers’ purchases and performance under the programs and any other specified factors. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends and information from customers. Management believes that the accruals recorded for customer programs at December 31, 2008 are adequate and proper.

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

The following table summarizes Mattel’s reserve activity for the 2007 Product Recalls and the 2008 Product Withdrawal (in thousands):

	Impairment of Inventory on Hand	Product Returns/ Redemptions	Other	Total
2007 Product Recall charges	$3,849	$60,887	$3,712	$68,448
Reserves used	(3,849)	(48,275)	(1,352)	(53,476)

Balance at December 31, 2007	—	12,612	2,360	14,972
2008 Product Withdrawal charges	3,571	5,230	329	9,130
Reserves used	(3,571)	(15,961)	(2,013)	(21,545)
Changes in estimates	—	1,962	728	2,690
Impact of currency exchange rate changes	—	(238)	(66)	(304)

Balance at December 31, 2008	$—	$3,605	$1,338	$4,943

Mattel believes that its reserves for the 2007 Product Recalls and 2008 Product Withdrawal at December 31, 2008 are adequate and proper. However, as described above, if the portions of inventory held at retailers and end consumers are different than estimated, or return rates and shipping and handling for returns are higher than expected, then the reserves of $4.9 million at December 31, 2008 may not be sufficient to cover such losses.

Benefit Plan Assumptions

As discussed in Note 7 to the consolidated financial statements, Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. Mattel accounts for its defined benefit pension plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and SFAS No. 87, Employers’ Accounting for Pensions, and its other postretirement benefit plans in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. See Item 8 “Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements—Employee Benefit Plans.”

Actuarial valuations are used in determining amounts recognized in the financial statements for retirement and other postretirement benefit plans. These valuations incorporate the following significant assumptions:

•	Weighted average discount rate to be used to measure future plan obligations and interest cost component of plan income or expense;

•	Rate of future compensation increases (for defined benefit pension plans);

•	Expected long-term rate of return on plan assets (for funded plans); and

•	Health care cost trend rates (for other postretirement benefit plans).

Management believes that these assumptions are “critical accounting estimates” because significant changes in these assumptions could impact Mattel’s results of operations and financial position. Management believes that the assumptions utilized to record its obligations under its plans are reasonable based on the plans’ experience and advice received from its outside actuaries. Mattel reviews its benefit plan assumptions annually and modifies its assumptions based on current rates and trends as appropriate. The effects of such changes in assumptions are amortized as part of plan income or expense in future periods in accordance with SFAS Nos. 87, 106, and 158.

At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. At December 31, 2008, Mattel determined the discount rate for its domestic benefit plans used in determining the projected and accumulated benefit obligations to be 5.4% as compared to 6.2% and 5.7% for 2007 and 2006, respectively. In estimating this rate, Mattel reviews rates of return on high-quality, corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, the decrease in the discount rate from 6.2% to 5.4% will result in an increase in benefit plan expense during 2009 of approximately $4.0 million.

The rate of future compensation increases used by Mattel for the benefit obligation of its domestic defined benefit pension plans averaged 3.75% for 2008 and 2007, and 4.0% for 2006, based on plan demographics. The rate of future compensation increases used by Mattel for the net periodic pension cost of its domestic defined benefit pension plans averaged 3.75% for 2008, 4.0% for 2007, and 4.4% for 2006, based on plan demographics. These assumptions are reviewed annually based on historical salary increases for participants in the defined benefit pension plans. This assumption impacts the service and interest cost components of plan income or expense.

The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return for its domestic defined benefit pension plans was 8.0% in 2008, 2007, and 2006. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense during 2009 of approximately $2.5 million.

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 8.0% in 2008 to 5% in 2011, with rates assumed to stabilize in 2012 and thereafter, were used in determining plan expense for 2008. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2008, Mattel adjusted the health care cost trend rates for its other postretirement benefit plans to range from 7.0% in 2008 reducing to 5.0% in 2011, with rates assumed to stabilize in 2012 and thereafter. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would increase benefit plan expense during 2009 by approximately $0.3 million.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2008 by approximately $4.8 million and $(4.4) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2008 by approximately $0.3 million and $(0.3) million, respectively.

Share-Based Payments

Mattel recognizes the cost of employee share-based payment awards on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures. In accounting for the income tax benefits associated with employee exercises of share-based payments, Mattel has elected to adopt the alternative simplified method as permitted by FASB Staff Position (“FSP”) No. FAS 123(R)-3, Accounting for the Tax

Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 permits the adoption of either the transition guidance described in SFAS No. 123(R), Accounting for Stock-Based Compensation or the alternative simplified method specified in FSP No. FAS 123(R)-3 to account for the income tax effects of share-based payment awards. In determining when additional tax benefits associated with share-based payment exercises are recognized, Mattel follows the ordering of deductions under the tax law, which allows deductions for share-based payment exercises to be utilized before previously existing net operating loss carryforwards. In computing dilutive shares under the treasury stock method, Mattel does not reduce the tax benefit amount within the calculation for the amount of deferred tax assets that would have been recognized had Mattel previously expensed all share-based payment awards.

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

The following weighted average assumptions were used in determining the fair value of options granted:

	2008	2007	2006
Expected life (in years)	4.8	4.7	5.1
Risk-free interest rate	3.2%	4.6%	4.9%
Volatility factor	25.6%	22.8%	28.0%
Dividend yield	3.7%	2.8%	2.8%
Weighted average fair value per granted option	$3.67	$4.76	$4.51

The following table summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	1 year	5.5
Risk-free interest rate	1%	8.8
Volatility factor	1%	4.1
Dividend yield	1%	(12.9)

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	(1) year	(7.1)
Risk-free interest rate	(1)%	(8.5)
Volatility factor	(1)%	(4.1)
Dividend yield	(1)%	14.2

Mattel recognized compensation expense of $9.5 million, $7.4 million, and $23.9 million for stock options during 2008, 2007, and 2006, respectively, as a component of other selling and administrative expenses. Stock option expense in 2006 included $19.3 million related to prior period unintentional stock option accounting errors. Compensation expense recognized related to grants of restricted stock and restricted stock units (“RSUs”) to certain employees and non-employee Board members was $26.2 million, $14.8 million, and $3.6 million in 2008, 2007, and 2006, respectively, and is a component of other selling and administrative expenses. As of December 31, 2008, total unrecognized compensation cost related to unvested share-based payments totaled $69.2 million and is expected to be recognized over a weighted-average period of 2.0 years.

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

In 2007, Mattel adopted FIN 48, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority.

Mattel records unrecognized tax benefits for US federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel’s measurement of its unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of current audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more-likely-than-not be realized.

The 2007 income tax provision includes net benefits of $42.0 million related to reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes.

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

New Accounting Pronouncements

See Item 8 “Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies.”

Non-GAAP Financial Measure

In this Annual Report on Form 10-K, Mattel includes a non-GAAP financial measure, gross sales, which it uses to analyze its operations and to monitor, assess and identify meaningful trends in its operating and financial performance. Net sales, as reported in the consolidated statements of operations, include the impact of sales adjustments such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments, the 2007 Product Recalls, and the 2008 Product Withdrawal. Consistent with its segment reporting, Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit, brand and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the detail of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with individual products, making net sales less meaningful.

A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:

	For the Year
	2008	2007	2006
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$1,437,933	$1,445,028	$1,507,493
Fisher-Price Brands US	1,418,213	1,511,055	1,471,604
American Girl Brands	463,056	431,510	439,970

Total Domestic	3,319,202	3,387,593	3,419,067
International	3,166,820	3,205,341	2,738,967

Gross sales	6,486,022	6,592,934	6,158,034
Sales adjustments	(568,020)	(622,844)	(507,878)

Net sales	$5,918,002	$5,970,090	$5,650,156

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Canadian dollar, Mexican peso, Hong Kong dollar, Indonesian rupiah, and Venezuela bolivar fuerte were the primary transactions that caused currency transaction exposure for Mattel during 2008, 2007, and 2006. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged along with US dollar cash balances held by certain international subsidiaries, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during 2008 were related to its net investment in entities having functional currencies denominated in the Euro, Mexican peso, Indonesian rupiah, British pound sterling, and Brazilian real.

There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including but not limited to the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.5% and its full year earnings per share by approximately $0.01 to $0.02.

Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2008 are shown in the following table. All contracts are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with a rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of US dollars)
Euro*	$281,356	1.40	$94	$337,477	1.43	$9,617
Canadian dollar*	—	—	—	11,960	0.89	893
British pound sterling*	—	—	—	19,319	1.48	312
Japanese yen	8,510	90.00	(50)	16,718	90.00	132
Australian dollar*	19,801	0.68	588	13,558	0.92	3,281
Swiss franc	18,041	1.09	413	—	—	—
Mexican peso	95,107	13.55	(759)	—	—	—
Indonesian rupiah	25,970	9,901	(3,635)	—	—	—
New Zealand dollar*	6,298	0.57	91	—	—	—
Czech koruna	2,763	18.82	(47)	—	—	—
Taiwan dollar	—	—	—	9,801	33.03	(67)
Singapore dollar	—	—	—	1,727	1.47	(41)
Hungarian forint	787	192.86	21	—	—	—
Polish zloty	7,371	2.96	53	—	—	—
New Turkish lira	—	—	—	4,584	1.54	40

	$466,004		$(3,231)	$415,144		$14,167

*	The weighted average contract rate for these contracts is quoted in US dollar per local currency.

For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2008. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2008. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.

In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2008, these contracts had a contract amount of $7.0 million and a fair value of $1.5 million.

Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its income before income taxes would have decreased by approximately $16 million in 2008, increased by approximately $7 million in 2007, and decreased by approximately $1 million in 2006.

Interest Rate Risk

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2008, foreign credit lines totaled approximately $162 million, a portion of which are used to support letters of credit. Mattel expects to extend the majority of these credit lines throughout 2009.

In June 2006, Mattel issued $100.0 million of unsecured Floating Rate Senior Notes due June 15, 2009 and $200.0 million of unsecured 6.125% Senior Notes due June 15, 2011. Interest on the Floating Rate Senior Notes is based on the three-month LIBOR plus 40 basis points with interest payable quarterly beginning September 15, 2006. Interest on the 6.125% Senior Notes is payable semi-annually beginning December 15, 2006. The 6.125% Senior Notes may be redeemed at any time at the option of Mattel at a redemption price equal to the greater of (i) the principal amount of the notes being redeemed plus accrued interest to the redemption date, or (ii) a “make whole” amount based on the yield of a comparable US Treasury security plus 20 basis points.

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

Interest Rate Sensitivity

An assumed 50 basis point movement in interest rates on Mattel’s variable rate borrowings would have had an immaterial impact on its results of operations for 2008.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Robert A. Eckert, its principal executive officer, and Kevin M. Farr, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mattel, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2007, Mattel, Inc. changed the manner in which it accounts for uncertain tax positions. Also, as discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2006, Mattel, Inc. changed the manner which it accounts for defined benefit pension and other postretirement plans.

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

PricewaterhouseCoopers LLP

Los Angeles, California

February 26, 2009

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$617,694	$901,148
Accounts receivable, less allowances of $25.9 million and $21.5 million in 2008 and 2007, respectively	873,542	991,196
Inventories	485,925	428,710
Prepaid expenses and other current assets	409,689	271,882

Total current assets	2,386,850	2,592,936

Property, plant, and equipment, net	536,162	518,616
Goodwill	815,803	845,649
Other noncurrent assets	936,224	848,254

Total Assets	$4,675,039	$4,805,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$349,003
Current portion of long-term debt	150,000	50,000
Accounts payable	421,736	441,145
Accrued liabilities	649,383	713,209
Income taxes payable	38,855	17,072

Total current liabilities	1,259,974	1,570,429

Noncurrent Liabilities
Long-term debt	750,000	550,000
Other noncurrent liabilities	547,930	378,284

Total noncurrent liabilities	1,297,930	928,284

Commitments and Contingencies (See Note 12)

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,642,092	1,635,238
Treasury stock at cost; 82.9 million shares and 80.0 million shares in 2008 and 2007, respectively	(1,621,264)	(1,571,511)
Retained earnings	2,085,573	1,977,456
Accumulated other comprehensive loss	(430,635)	(175,810)

Total stockholders’ equity	2,117,135	2,306,742

Total Liabilities and Stockholders’ Equity	$4,675,039	$4,805,455

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	2008	2007	2006
	(In thousands, except per share amounts)
Net Sales	$5,918,002	$5,970,090	$5,650,156
Cost of sales	3,233,596	3,192,790	3,038,363

Gross Profit	2,684,406	2,777,300	2,611,793
Advertising and promotion expenses	719,159	708,768	650,975
Other selling and administrative expenses	1,423,455	1,338,454	1,232,000

Operating Income	541,792	730,078	728,818
Interest expense	81,944	70,974	79,853
Interest (income)	(25,043)	(33,305)	(30,468)
Other non-operating (income), net	(3,073)	(10,989)	(4,323)

Income Before Income Taxes	487,964	703,398	683,756
Provision for income taxes	108,328	103,405	90,829

Net Income	$379,636	$599,993	$592,927

Net Income Per Common Share—Basic	$1.05	$1.56	$1.55

Weighted average number of common shares	360,757	384,450	382,921

Net Income Per Common Share—Diluted	$1.05	$1.54	$1.53

Weighted average number of common and potential common shares	363,189	390,612	386,422

Dividends Declared Per Common Share	$0.75	$0.75	$0.65

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2008	2007	2006
	(In thousands)
Cash Flows From Operating Activities:
Net income	$379,636	$599,993	$592,927
Adjustments to reconcile net income to net cash flows from operating activities:
Net loss (gain) on sale of other property, plant, and equipment	6,831	2,790	(10,984)
Depreciation	160,048	160,790	166,328
Amortization	12,047	11,290	5,936
Deferred income taxes	(13,535)	23,034	(10,129)
Share-based compensation	35,757	22,163	27,546
Investment impairment	4,000	—	—
Increase (decrease) from changes in assets and liabilities:
Accounts receivable, net	(20,159)	15,510	(103,882)
Inventories	(96,645)	(17,218)	38,071
Prepaid expenses and other current assets	(24,064)	41,859	(9,954)
Accounts payable, accrued liabilities, and income taxes payable	(8,038)	(311,941)	180,361
Other, net	460	12,262	(274)

Net cash flows from operating activities	436,338	560,532	875,946

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(84,012)	(68,275)	(69,335)
Purchases of other property, plant, and equipment	(114,796)	(78,358)	(64,106)
Increase in investments	(85,300)	(35,000)	—
Payments for businesses acquired	(58,396)	(104,484)	(197,710)
Proceeds from sale of other property, plant, and equipment	7,199	827	16,367
Proceeds from foreign currency forward exchange contracts	23,633	—	—

Net cash flows used for investing activities	(311,672)	(285,290)	(314,784)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	633,410	389,926	213,301
Payments of short-term borrowings	(976,266)	(43,665)	(332,285)
Proceeds from long-term debt	347,183	—	298,356
Payments of long-term debt	(50,000)	(100,000)	(225,000)
Share repurchases	(90,570)	(806,349)	(205,947)
Payment of dividends on common stock	(268,854)	(272,343)	(249,542)
Proceeds from exercise of stock options	18,303	222,561	116,901
Other, net	(8,901)	22,105	10,096

Net cash flows used for financing activities	(395,695)	(587,765)	(374,120)

Effect of Currency Exchange Rate Changes on Cash	(12,425)	8,119	20,776

(Decrease) Increase in Cash and Equivalents	(283,454)	(304,404)	207,818
Cash and Equivalents at Beginning of Year	901,148	1,205,552	997,734

Cash and Equivalents at End of Year	$617,694	$901,148	$1,205,552

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$118,347	$173,617	$218,518
Interest	77,466	70,195	79,508

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2005	$441,369	$1,589,281	$(935,711)	$1,309,822	$(303,028)	$2,101,733
Comprehensive income:
Net income				592,927		592,927
Change in net unrealized (loss) on derivative instruments					(10,787)	(10,787)
Minimum pension liability adjustments					21,465	21,465
Currency translation adjustments					69,632	69,632

Comprehensive income				592,927	80,310	673,237
Purchase of treasury stock			(192,749)			(192,749)
Issuance of treasury stock for stock option exercises		(12,049)	131,423			119,374
Other issuance of treasury stock		(5)	55			50
Share-based compensation		27,546				27,546
Tax impact of stock option exercises		8,522				8,522
Dividend equivalents for restricted stock units		12	1	(1,067)		(1,054)
Dividends declared				(249,542)		(249,542)
Adjustment for initial adoption of SFAS No.158					(54,143)	(54,143)

Balance, December 31, 2006	441,369	1,613,307	(996,981)	1,652,140	(276,861)	2,432,974
Comprehensive income:
Net income				599,993		599,993
Change in net unrealized (loss) on derivative instruments					(13,918)	(13,918)
Defined benefit pension plans, net prior service cost, and net actuarial loss					28,316	28,316
Currency translation adjustments					86,653	86,653

Comprehensive income				599,993	101,051	701,044
Purchase of treasury stock			(806,349)			(806,349)
Issuance of treasury stock for stock option exercises		(5,395)	225,467			220,072
Other issuance of treasury stock		25	40			65
Restricted stock units		(275)	266			(9)
Deferred compensation			6,046			6,046
Share-based compensation		21,870				21,870
Tax impact of stock option exercises		5,706				5,706
Dividend equivalents for restricted stock units				(2,334)		(2,334)
Dividends declared				(272,343)		(272,343)

Balance, December 31, 2007	441,369	1,635,238	(1,571,511)	1,977,456	(175,810)	2,306,742
Comprehensive income:
Net income				379,636		379,636
Change in net unrealized gain on derivative instruments					25,388	25,388
Defined benefit pension plans, net prior service cost, and net actuarial loss					(87,636)	(87,636)
Currency translation adjustments					(192,577)	(192,577)

Comprehensive income				379,636	(254,825)	124,811
Purchase of treasury stock			(90,570)			(90,570)
Issuance of treasury stock for stock option exercises		(10,334)	28,453			18,119
Other issuance of treasury stock		(1)	151			150
Restricted stock units		(16,147)	10,799			(5,348)
Deferred compensation			1,414			1,414
Share-based compensation		35,639				35,639
Tax impact of stock option exercises		(2,303)				(2,303)
Dividend equivalents for restricted stock units				(2,665)		(2,665)
Dividends declared				(268,854)		(268,854)

Balance, December 31, 2008	$441,369	$1,642,092	$(1,621,264)	$2,085,573	$(430,635)	$2,117,135

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Preparation

The consolidated financial statements include the accounts of Mattel, Inc. and its subsidiaries (“Mattel”). All majority-owned subsidiaries are consolidated and included in Mattel’s consolidated financial statements. Mattel does not have any minority stock ownership interests in which it has a controlling financial interest that would require consolidation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates.

Foreign Currency Translation Exposure

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2008 were related to its net investment in entities having functional currencies denominated in the Euro, Mexican peso, Indonesian rupiah, British pound sterling, and Brazilian real.

Cash and Equivalents

Cash and equivalents include short-term investments, which are highly liquid investments with maturities of three months or less when purchased. Such investments are stated at cost, which approximates market value.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability, and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews performed as necessary, based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring or purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

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

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating income, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory purchase transactions denominated in the Euro, British pound sterling, Canadian dollar, Mexican peso, Hong Kong dollar, Indonesian rupiah, and Venezuela bolivar fuerte were the primary transactions that cause foreign currency transaction exposure for Mattel in 2008.

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

Revenue Recognition and Sales Adjustments

Revenue is recognized upon shipment or upon receipt of products by the customer, depending on terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, Mattel does not recognize revenue until collection occurs. Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. The costs of these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized.

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

Product Recalls and Withdrawals

Mattel establishes a reserve for product recalls and withdrawals on a product-specific basis when circumstances giving rise to the recall or withdrawal become known. Facts and circumstances related to the recall or withdrawal, including where the product affected by the recall or withdrawal is located (e.g., with consumers, in customers’ inventory, or in Mattel’s inventory), cost estimates for shipping and handling for returns, whether the product is repairable, cost estimates for communicating the recall or withdrawal to consumers and customers, and cost estimates for parts and labor if the recalled or withdrawn product is deemed to be repairable, are considered when establishing a product recall or withdrawal reserve. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall or withdrawal reserve is either not sufficient to cover or exceeds the estimated product recall or withdrawal expenses (see “Note 5 to the Consolidated Financial Statements—Product Recalls and Withdrawals”).

Design and Development Costs

Product design and development costs are charged to the results of operations as incurred.

Employee Benefit Plans

Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. Mattel accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, SFAS No. 87, Employers’ Accounting for Pensions, and its other postretirement benefit plans in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Actuarial valuations are used in determining amounts recognized in the financial statements for retirement and other postretirement benefit plans (see “Note 7 to the Consolidated Financial Statements—Employee Benefit Plans”).

Share-Based Payments

Mattel recognizes the cost of employee share-based payment awards on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures. In accounting for the income tax benefits associated with employee exercises of share-based payments, Mattel has elected to adopt the alternative simplified method as permitted by FASB Staff Position (“FSP”) No. FAS 123(R)-3, Accounting for the Tax Effects of Share-Based Payment Awards. FSP No. FAS 123(R)-3 permits the adoption of either the transition guidance described in SFAS No. 123(R) or the alternative simplified method specified in FSP No. FAS 123(R)-3 to account for the income tax effects of share-based payment awards. In determining when additional tax benefits associated with share-based payment exercises are recognized, Mattel follows the ordering of deductions under the tax law, which allows deductions for share-based payment exercises to be utilized before previously existing net operating loss carryforwards. In computing dilutive shares under the treasury stock method, Mattel does not reduce the tax benefit amount within the calculation for the amount of deferred tax assets that would have been recognized had Mattel previously expensed all share-based payment awards.

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

The following weighted average assumptions were used in determining the fair value of options granted:

	2008	2007	2006
Expected life (in years)	4.8	4.7	5.1
Risk-free interest rate	3.2%	4.6%	4.9%
Volatility factor	25.6%	22.8%	28.0%
Dividend yield	3.7%	2.8%	2.8%
Weighted average fair value per granted option	$3.67	$4.76	$4.51

Mattel recognized compensation expense of $9.5 million, $7.4 million, and $23.9 million for stock options during 2008, 2007, and 2006, respectively, as a component of other selling and administrative expenses. Stock option expense in 2006 included $19.3 million related to prior period unintentional stock option accounting errors (see “Note 10 to the Consolidated Financial Statements—Share-Based Payments”). Compensation expense recognized related to grants of restricted stock and restricted stock units (“RSUs”) to certain employees and non-employee Board members was $26.2 million, $14.8 million, and $3.6 million in 2008, 2007, and 2006, respectively, and is a component of other selling and administrative expenses. As of December 31, 2008, total unrecognized compensation cost related to unvested share-based payments totaled $69.2 million and is expected to be recognized over a weighted-average period of 2.0 years. The 2008 compensation cost includes $1.5 million of RSU expense associated with performance RSUs granted under Mattel’s January 1, 2008—December 31, 2010 Long Term Incentive Plan performance cycle as described in “Note 7 to the Consolidated Financial Statements— Employee Benefit Plans.”

Income Taxes

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, applying enacted statutory income tax rates in effect for the year in which the differences are expected to reverse.

In 2007, Mattel adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 also requires that amounts recognized in the balance sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority.

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

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common and potential common shares outstanding during each period. The calculation of potential common shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices, as applicable. Nonqualified stock options totaling 19.3 million, 3.2 million, and 22.0 million were excluded from the calculation of diluted net income per common share for 2008, 2007, and 2006, respectively, because they were anti-dilutive.

A reconciliation of weighted average shares is as follows:

	December 31,
	2008	2007	2006
	(In thousands)
Common shares	360,757	384,450	382,921
Effect of dilutive securities:
Stock options and restricted stock	2,432	6,162	3,501

Common and potential common shares	363,189	390,612	386,422

Change in Accounting Principle

Effective January 1, 2008, Mattel adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities and for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. FAS 157-2 delayed the adoption date until January 1, 2009 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. Mattel does not expect the adoption of SFAS No. 157 on the nonfinancial assets and liabilities that have been delayed to have a material impact on the amounts reported in its financial statements. Mattel’s adoption of SFAS No. 157 did not require a cumulative effect adjustment to the opening balance of its retained earnings.

SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 establishes a fair value hierarchy, which prioritizes the information used to develop assumptions, gives the highest priority to quoted prices in active markets, and lowest priority to unobservable data such as the reporting entity’s own data. See “Note 3 to the Consolidated Financial Statements—Fair Value Measurements”.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. FAS 157-3 clarifies the application of SFAS No. 157, which Mattel adopted as of January 1, 2008, in cases where a market is not active. Mattel has considered FSP No. FAS 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

New Accounting Pronouncements

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) (i) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their acquisition-date fair values, (ii) changes the recognition of assets acquired and liabilities assumed arising from contingencies, (iii) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, requires changes in fair value to be recognized in earnings until settled, (iv) requires companies to revise any previously issued post-acquisition financial information to reflect any adjustments as if they had been recorded on the acquisition date for acquisitions completed on or after January 1, 2009, (v) requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings, and (vi) requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination to enhance financial statement users’ understanding of the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of accounting for changes in a valuation allowance for acquired deferred tax assets and the resolution of uncertain tax positions accounted for under FIN 48, which is effective on January 1, 2009 for all acquisitions regardless of the date on which they were completed. Mattel does not expect the adoption of SFAS No. 141(R) to have a material effect on its operating results or financial position.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 requires (i) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure, (ii) information about the volume of derivative activity,

(iii) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement, and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract, and (iv) disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Mattel does not expect the adoption of SFAS No. 161 to have a material effect on its financial statements.

FSP No. FAS 132(R)-1

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP No. FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosures about plan assets held in an employer’s defined benefit pension or other postretirement plan, to provide users of financial statements with an understanding of (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets including the level within the fair value hierarchy, using the guidance in SFAS No. 157, and (iv) significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. Mattel does not expect the adoption of FSP No. FAS 132(R)-1 to have a material effect on its financial statements.

Note 2—Goodwill and Other Intangibles

The change in the carrying amount of goodwill by reporting unit for 2008 and 2007 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

	Mattel Girls Brands US Division	Mattel Boys Brands US Division	Fisher-Price Brands US	American Girl Brands	International	Total
	(In thousands)
Balance at December 31, 2006	$38,278	$126,193	$217,291	$207,571	$255,991	$845,324
Adjustments	—	(1,760)	—	—	(880)	(2,640)
Impact of currency exchange rate changes	473	36	92	—	2,364	2,965

Balance at December 31, 2007	38,751	124,469	217,383	207,571	257,475	845,649
Additions/Adjustments	—	7,165	—	—	8,105	15,270
Impact of currency exchange rate changes	(9,527)	(751)	(1,863)	—	(32,975)	(45,116)

Balance at December 31, 2008	$29,224	$130,883	$215,520	$207,571	$232,605	$815,803

Identifiable intangibles include the following:

	December 31,
	2008	2007
	(In thousands)
Identifiable intangibles (net of amortization of $61.8 million and $52.0 million in 2008 and 2007, respectively)	$107,447	$70,628
Nonamortizable identifiable intangibles	128,382	128,382

	$235,829	$199,010

In 2008, Mattel performed the impairment tests required by SFAS No. 142, Goodwill and Other Intangible Assets, and determined that its goodwill and nonamortizable intangible assets were not impaired. Additionally, goodwill and nonamortizable intangibles were determined to not be impaired in 2007 and 2006.

In October 2008, Mattel acquired Sekkoia SAS, which owns the Blokus® trademark and trade name rights, for $35.1 million in cash, including acquisition costs. In connection with the acquisition, Mattel recorded goodwill and amortizable identifiable intangible assets totaling $18.1 million and $22.9 million, respectively.

In August 2008, Mattel acquired the intellectual property rights related to Whac-a-Mole® for $23.5 million, including acquisition costs, which is included within amortizable identifiable intangibles.

In August 2007, Mattel acquired the rights to manufacture, distribute and market several game properties, including Apples to Apples®, Snorta®, and Blink® for $25.3 million, including acquisition costs, which is included within amortizable identifiable intangibles.

In May 2007, Mattel acquired Origin Products Limited (“Origin”), which owns the Polly Pocket® trademark and trade name rights, for $79.1 million in cash, including acquisition costs. Prior to the acquisition, Mattel had exclusive rights to manufacture, design and distribute Polly Pocket® products. In connection with the acquisition of Origin, Mattel recorded nonamortizable intangible assets totaling $113.0 million, including the $79.1 million for the purchase price and acquisition costs, along with related deferred tax liabilities.

Note 3—Fair Value Measurements

Mattel adopted SFAS No. 157 on January 1, 2008, which clarifies that fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Under SFAS No. 157, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Mattel. Unobservable inputs are those that reflect Mattel’s assumptions about what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•

Level 2—Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3—Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Mattel’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The impact of Mattel’s creditworthiness has been considered in the fair value measurements noted below. In addition, under SFAS No. 157, the fair value measurement of a liability must reflect the nonperformance risk of an entity. Mattel does not have any significant assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of December 31, 2008. Mattel’s financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis using Level 2 inputs as of December 31, 2008 include the following (in thousands):

Assets:
Foreign currency forward exchange contracts (a)	$24,714
Liabilities:
Foreign currency forward exchange contracts (a)	12,326
Interest rate swaps (b)	1,934

Total liabilities	$14,260

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

(b)	The fair value of the interest rate swaps is based on dealer quotes using cash flows discounted at relevant market interest rates.

Note 4—Income Taxes

Consolidated pre-tax income consists of the following:

	For the Year
	2008	2007	2006
	(In thousands)
US operations	$(37,808)	$14,745	$33,985
Foreign operations	525,772	688,653	649,771

	$487,964	$703,398	$683,756

The provision (benefit) for current and deferred income taxes consists of the following:

	For the Year
	2008	2007	2006
	(In thousands)
Current
Federal	$2,230	$(36,626)	$25,483
State	(1,790)	(1,143)	(5,294)
Foreign	121,423	118,140	80,769

	121,863	80,371	100,958

Deferred
Federal	(15,043)	3,055	4,635
State	151	11,039	(2,185)
Foreign	1,357	8,940	(12,579)

	(13,535)	23,034	(10,129)

Provision for income taxes	$108,328	$103,405	$90,829

Deferred income taxes are provided principally for tax credit carryforwards, research and development expenses, net operating loss carryforwards, employee compensation-related expenses and certain other reserves that are recognized in different years for financial reporting and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are comprised of the following:

	December 31,
	2008	2007
	(In thousands)
Tax credit carryforwards	$258,671	$242,174
Research and development expenses	190,615	193,104
Loss carryforwards	92,153	87,447
Allowances and reserves	84,777	91,170
Deferred compensation	73,522	66,035
Intangible assets	—	8,635
Postretirement Benefits	81,092	24,794
Other	24,270	33,236

Gross deferred income tax assets	805,100	746,595

Intangible assets	(83,245)	(69,699)
Other	(16,360)	(16,414)

Gross deferred income tax liabilities	(99,605)	(86,113)

Deferred income tax asset valuation allowances	(150,963)	(164,553)

Net deferred income tax assets	$554,532	$495,929

Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31,
	2008	2007
	(In thousands)
Prepaid expenses and other current assets	$78,531	$69,872
Other noncurrent assets	524,451	467,531
Accrued liabilities	(850)	(1,121)
Other noncurrent liabilities	(47,600)	(40,353)

	$554,532	$495,929

As of December 31, 2008, Mattel has federal and foreign loss carryforwards totaling $307.5 million and tax credit carryforwards of $258.7 million. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforwards	Tax Credit Carryforwards
	(In millions)
2009 – 2013	$64.9	$145.4
Thereafter	173.5	104.3
No expiration date	69.1	9.0

Total	$307.5	$258.7

Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $151.0 million was required as of December 31, 2008 for those loss and tax credit carryforwards that are not expected to provide future tax benefits. Changes in the valuation allowance for 2008 include increases in the valuation allowance for 2008 foreign losses without benefits, and a decrease in the valuation allowance for loss carryforwards that were utilized and those that expired and were written off. Management believes it is more-likely-than-not that Mattel will generate sufficient taxable income in the appropriate future periods to realize the benefit of the remaining net deferred income tax assets of $554.5 million. Changes in enacted tax laws could negatively impact Mattel’s ability to fully realize all of the benefit of its remaining net deferred tax assets.

Differences between the provision for income taxes at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year
	2008	2007	2006
	(In thousands)
Provision at US federal statutory rates	$170,787	$246,189	$239,315
Increase (decrease) resulting from:
Foreign earnings taxed at different rates, including withholding taxes	(70,399)	(122,916)	(104,846)
Foreign losses without income tax benefit	10,985	15,581	15,738
State and local taxes, net of US federal benefit	(1,065)	3,263	1,314
Adjustments to previously accrued taxes	—	(42,008)	(63,016)
Other	(1,980)	3,296	2,324

Provision for income taxes	$108,328	$103,405	$90,829

In 2007, Mattel adopted FIN 48, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before benefits are recognized in the financial statements. In accordance with FIN 48, Mattel first determines whether it is more-likely-than-not (a greater than 50 percent likelihood) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, Mattel presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. For tax positions that meet the more-likely-than-not recognition threshold, Mattel measures the amount of benefit recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more-likely-than-not be realized. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 excludes income taxes from the scope of SFAS No. 5.

Mattel records unrecognized tax benefits for US federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus, and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel’s measurement of its unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of current audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments.

A reconciliation of unrecognized tax benefits is as follows:

	2008	2007
	(In millions)
Unrecognized tax benefits at January 1	$76.0	$122.0
Increases for positions taken in current year	14.4	17.4
Increases for positions taken in a prior year	1.8	9.6
Decreases for positions taken in a prior year	(6.4)	(44.1)
Decreases for settlements with taxing authorities	(4.5)	(27.1)
Decreases for lapses in the applicable statute of limitations	(1.0)	(1.8)

Unrecognized tax benefits at December 31	$80.3	$76.0

Of the $80.3 million of unrecognized tax benefits as of December 31, 2008, $76.4 million would impact the effective tax rate if recognized.

During 2008, Mattel recognized $1.7 million of interest and penalties related to unrecognized tax benefits, of which $0.7 million was recorded as a decrease to goodwill. As of December 31, 2008, Mattel had accrued $16.8 million in interest and penalties related to unrecognized tax benefits. Of this balance, $16.0 million would impact the effective tax rate if recognized.

In the normal course of business, Mattel is regularly audited by federal, state, local, and foreign tax authorities. The Internal Revenue Service (“IRS”) is currently auditing Mattel’s 2006 and 2007 federal income tax returns. Mattel files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2005 through 2008 tax years, and New York and Wisconsin for the 2004 through 2008 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including Hong Kong, the Netherlands, Brazil, Mexico, and Venezuela for the 2002 through 2008 tax years. Significant changes in unrecognized tax benefits are not expected during the next twelve months.

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

The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to permanently invest and upon which no deferred US income taxes have been provided is approximately $3.0 billion as of December 31, 2008. Management periodically reviews the undistributed earnings of its foreign subsidiaries and reassesses the intent to permanently reinvest such earnings.

The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed.

Accounting principles generally accepted in the United States of America require that tax benefits related to the exercise of nonqualified stock options and stock warrants be credited to additional paid-in-capital. The exercise of nonqualified stock options and vesting of other stock compensation awards resulted in (decreases)/increases to additional paid-in-capital for related income tax benefits totaling ($2.3) million, $5.7 million, and $8.5 million, in 2008, 2007, and 2006, respectively.

Note 5—Product Recalls and Withdrawals

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

During 2008, incremental reserve charges related to the 2007 Product Recalls and 2008 Product Withdrawal were recorded based on estimates associated with the expected levels of affected product at retail, consumer return rates, and affected products on hand. These charges reduced operating income by $11.8 million.

The following table summarizes Mattel’s reserve activity for the 2007 Product Recalls and the 2008 Product Withdrawal (in thousands):

	Impairment of Inventory on Hand	Product Returns/ Redemptions	Other	Total
2007 Product Recall charges	$3,849	$60,887	$3,712	$68,448
Reserves used	(3,849)	(48,275)	(1,352)	(53,476)

Balance at December 31, 2007	—	12,612	2,360	14,972
2008 Product Withdrawal charges	3,571	5,230	329	9,130
Reserves used	(3,571)	(15,961)	(2,013)	(21,545)
Changes in estimates	—	1,962	728	2,690
Impact of currency exchange rate changes	—	(238)	(66)	(304)

Balance at December 31, 2008	$—	$3,605	$1,338	$4,943

Although management is not aware of any additional quality or safety issues that are likely to result in material recalls or withdrawals, there can be no assurance that additional issues will not be identified in the future.

Note 6—Restructuring Charges

During the second quarter of 2008, Mattel initiated the Global Cost Leadership program, which is designed to improve operating efficiencies and leverage Mattel’s global scale to improve profitability and operating cash flows. The major initiatives included in Mattel’s Global Cost Leadership program include:

•	A global reduction in Mattel’s professional workforce of approximately 1,000 people that was implemented in November 2008.

•

A coordinated efficiency strategic plan that includes structural changes designed to lower costs and improve efficiencies; for example, offshoring and outsourcing certain back office functions, and more clustering of management for international markets.

•

Additional procurement initiatives designed to fully leverage Mattel’s global scale in areas such as creative agency partnerships, legal services, and distribution, including ocean carriers and over-the-road freight vendors.

In connection with the workforce reduction, Mattel recorded severance and other termination-related charges in 2008 of approximately $34 million, which is included in other selling and administrative expenses. The following table summarizes the 2008 charges related to the reduction in workforce (in thousands):

	2008 Charges	Payments	Remaining Liability at December 31, 2008
Severance	$32,771	$(15,656)	$17,115
Other termination costs	1,656	(775)	881

	$34,427	$(16,431)	$17,996

Note 7—Employee Benefit Plans

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

A summary of retirement plan expense is as follows:

	For the Year
	2008	2007	2006
	(In millions)
Defined benefit pension plans	$19.6	$22.2	$21.7
Defined contribution retirement plans	35.8	34.5	30.3
Postretirement benefit plans	3.4	3.8	3.7
Deferred compensation and excess benefit plans	(6.7)	3.6	4.5

	$52.1	$64.1	$60.2

Defined Benefit Pension and Postretirement Benefit Plans

Mattel provides defined benefit pension plans for eligible domestic employees, which are intended to comply with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Some of Mattel’s foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Mattel funds these plans in accordance with the terms of the plans and local statutory requirements, which differ for each of the countries in which the subsidiaries are located. Mattel also has unfunded postretirement health insurance plans covering certain eligible domestic employees.

Adoption of SFAS No. 158

In 2006, Mattel adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), which resulted in an increase to noncurrent assets of $26.7 million, an increase to noncurrent liabilities of $80.8 million, and a reduction to stockholders’ equity of $54.1 million at December 31, 2006. SFAS No. 158 requires an entity to (i) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (ii) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (iii) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS No. 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement requirements associated with postretirement benefit plan accounting. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is consistent with Mattel’s current accounting treatment.

A summary of the components of Mattel’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 are as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2008	2007	2006	2008	2007	2006
	(In thousands)
Net periodic benefit cost
Service cost	$11,989	$12,305	$12,110	$100	$99	$106
Interest cost	26,299	25,327	24,234	2,797	2,832	2,690
Expected return on plan assets	(26,396)	(25,539)	(25,804)	—	—	—
Amortization of prior service cost	1,865	1,919	1,933	—	—	—
Recognized actuarial loss	5,828	8,139	9,205	513	846	918

Net periodic benefit cost	$19,585	$22,151	$21,678	$3,410	$3,777	$3,714

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	$139,637	$(40,274)	N/A	$2,531	$(2,704)	N/A
Prior service credit	(39)	(124)	N/A	—	—	N/A
Amortization of prior service cost	(1,865)	(1,919)	N/A	—	—	N/A

Total recognized in other comprehensive income (a)	$137,733	$(42,317)	N/A	$2,531	$(2,704)	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$157,318	$(20,166)	N/A	$5,941	$1,073	N/A

(a)	Amounts exclude related tax benefits of $52.6 million and $16.7 million during 2008 and 2007, respectively, which are also included in other comprehensive income.

N/A	Not applicable for 2006 due to the adoption of SFAS No. 158 at December 31, 2006.

Net periodic benefit cost for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year
	2008	2007	2006
Defined benefit pension plans:
Discount rate	6.2%	5.7%	5.4%
Weighted average rate of future compensation increases	3.8%	4.0%	4.4%
Long-term rate of return on plan assets	8.0%	8.0%	8.0%

Postretirement benefit plans:
Discount rate	6.2%	5.7%	5.4%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%

Health care cost trend rate:
Pre-65	8.0%	9.0%	9.0%
Post-65	10.0%	11.0%	10.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2011	2011	2010
Post-65	2013	2013	2011

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

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $7.6 million. The estimated net loss for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net period benefit cost over the next fiscal year is $0.5 million.

Mattel used a measurement date of December 31, 2008 to determine pension and other postretirement benefit measurements for the pension plans and other postretirement benefit plans. A summary of the changes in benefit obligation and plans assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2008	2007	2008	2007
	(In thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$441,985	$462,386	$48,167	$50,046
Service cost	11,989	12,305	100	99
Interest cost	26,299	25,327	2,797	2,832
Participant contributions	56	61	—	—
Impact of currency exchange rate changes	(20,541)	3,114	—	—
Actuarial loss (gain)	44,286	(37,205)	3,044	(1,857)
Benefits paid	(25,371)	(24,003)	(3,123)	(2,953)

Benefit obligation, end of year	$478,703	$441,985	$50,985	$48,167

Change in Plan Assets
Plan assets at fair value, beginning of year	$330,363	$325,763	$—	$—
Actual return on plan assets	(71,323)	16,787	—	—
Employer contributions	15,279	10,975	3,123	2,953
Participant contributions	56	61	—	—
Impact of currency exchange rate changes	(15,065)	780	—	—
Benefits paid	(25,371)	(24,003)	(3,123)	(2,953)

Plan assets at fair value, end of year	$233,939	$330,363	$—	$—

Net Amount Recognized in Consolidated Balance Sheets
Funded status, end of year	$(244,764)	$(111,622)	$(50,985)	$(48,167)

Current accrued benefit liability	(5,792)	(6,844)	(3,400)	(3,900)
Noncurrent accrued benefit liability	(238,972)	(104,778)	(47,585)	(44,267)

Total accrued benefit liability	$(244,764)	$(111,622)	$(50,985)	$(48,167)

Amounts recognized in Accumulated Other Comprehensive Loss (a)
Net loss	$237,227	$97,590	$13,254	$10,723
Prior service cost	6,508	8,412	—	—

	$243,735	$106,002	$13,254	$10,723

(a)	Amounts exclude related tax benefits of $96.3 million and $43.7 million for December 31, 2008 and 2007, respectively, which are also included in accumulated other comprehensive loss.

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of December 31, 2008 and 2007 totaled $446.2 million and $415.8 million, respectively. Mattel does not have any defined benefit pension plans for which the plan assets exceed the accumulated benefit obligation.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31,
	2008	2007
Defined benefit pension plans:
Discount rate	5.4%	6.2%
Weighted average rate of future compensation increases	3.8%	3.8%

Postretirement benefit plans:
Discount rate	5.4%	6.2%
Annual increase in Medicare Part B premium	6.0%	6.0%

Health care cost trend rate:
Pre-65	7.0%	8.0%
Post-65	9.0%	10.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2011	2011
Post-65	2013	2013

The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans Before Subsidy	Benefit of Medicare Part D Subsidy
	(In thousands)
2009	$21,873	$3,700	$(300)
2010	20,949	3,800	(300)
2011	21,705	3,900	(300)
2012	22,681	3,900	(300)
2013	23,203	3,900	(300)
2014 - 2018	132,035	18,500	(1,500)

Mattel expects to make cash contributions totaling approximately $25 million to its defined benefit pension and postretirement benefit plans in 2009, including approximately $6 million for benefit payments for its unfunded plans.

Mattel’s domestic defined benefit pension plan assets are comprised of the following:

	December 31,
	2008	2007
Equity securities	62%	71%
Debt securities	37	28
Cash	1	1

	100%	100%

Mattel periodically commissions a study of the plans’ assets and liabilities to determine an asset allocation that would best match cash flows from the plans’ assets to expected benefit payments. The Administrative Committee, which includes Mattel’s Treasurer, monitors the returns earned by the plans’ assets and reallocates investments as needed. Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 8.0% as of December 31, 2008 is reasonable based on historical returns.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2008 by approximately $4.8 million and $(4.4) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2008 by approximately $0.3 million and $(0.3) million, respectively.

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

Defined Contribution Retirement Plans

Domestic employees are eligible to participate in a 401(k) savings plan, The Mattel, Inc. Personal Investment Plan (the “Plan”), sponsored by Mattel, which is a funded defined contribution plan intended to comply with ERISA’s requirements. Contributions to the Plan include voluntary contributions by eligible employees and employer automatic and matching contributions by Mattel. The Plan allows employees to allocate both their voluntary contributions and their employer automatic and matching contributions to a variety of investment funds, including a fund that is fully invested in Mattel common stock (the “Mattel Stock Fund”). Employees are not required to allocate any of their Plan account balance to the Mattel Stock Fund, which allows employees to limit or eliminate their exposure to market changes in Mattel’s stock price. Furthermore, the Plan limits the percentage of the employee’s total account balance that may be allocated to the Mattel Stock Fund to 25%. Employees may generally reallocate their account balances on a daily basis. However, pursuant to Mattel’s insider trading policy, employees classified as insiders and restricted personnel under Mattel’s insider trading policy are limited to certain periods in which they may make allocations into or out of the Mattel Stock Fund.

Certain non-US employees participate in other defined contribution retirement plans with varying vesting and contribution provisions.

Deferred Compensation and Excess Benefit Plans

Mattel maintains a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earns various rates of return. The liability for these plans as of December 31, 2008 and 2007 was $42.7 million and $49.2 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant selected investment options are recorded as retirement plan expense within other selling and administrative expenses. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $55.3 million and $64.5 million as of December 31, 2008 and 2007, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.

Incentive Compensation Plans

Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and subject to certain approvals of the Compensation Committee of the Board of Directors. For 2008, 2007, and 2006, $15.4 million, $73.5 million, and $93.7 million, respectively, was charged to expense for awards under these plans.

The Mattel 2003 Long-Term Incentive Plan (“LTIP”) was approved by Mattel’s stockholders in May 2003. The LTIP is intended to motivate and retain key executives of Mattel who regularly and directly make or influence decisions that affect the medium- and long-term success of Mattel. The LTIP, which became effective as of January 1, 2003, replaced a prior long-term incentive plan that was approved in June 1999. When Mattel put the LTIP in place in 2003, the intention at that time was to use four-year performance cycles, with two overlapping cycles outstanding at any given time. For the 2005 through 2007 performance cycle, Mattel used successive three-year cycles with no overlap. Thus, the last four-year cycle was the 2003 through 2006 performance cycle. Under both LTIP cycles, cumulative financial performance was measured against annually escalating operating result targets that used a net operating profit after taxes less capital charge calculation. Because the performance targets escalate each year, reaching the cumulative targets became increasingly difficult when the performance targets were not met in the earlier periods. Awards were based upon the financial performance of Mattel during a specified performance period and were settled in cash when the required financial performance was met.

Mattel has had three LTIP performance cycles in place for some portion of the time period between 2006 and 2008: (i) a January 1, 2003—December 31, 2006 performance cycle, which was established by the Compensation Committee of Mattel’s Board of Directors in March 2003, (ii) a January 1, 2005—December 31, 2007 performance cycle, which was established by the Compensation Committee of Mattel’s Board of Directors in March 2005, and (iii) a January 1, 2008—December 31, 2010 performance cycle, which was established by the Compensation Committee of Mattel’s Board of Directors in March 2008.

For the January 1, 2003—December 31, 2006 LTIP performance cycle, no amounts were charged to expense during 2006 because Mattel determined that, based on its financial performance in the early periods of the cycle, the likelihood that payments would be made under this performance cycle was not probable. Ultimately, actual performance under this cycle through the end of 2006 did not meet the threshold level, and accordingly no payments were made.

For the January 1, 2005—December 31, 2007 LTIP performance cycle, during 2006, considering Mattel’s actual cumulative performance during 2005 and 2006 and expectations for 2007, Mattel determined that the likelihood of payments being made was probable, and $14.8 million was charged to expense. During 2007, an additional $10.1 million was charged to expense for a cumulative total of $24.9 million relating to the January 1, 2005—December 31, 2007 LTIP performance cycle, which was subsequently paid in cash during 2008.

For the January 1, 2008—December 31, 2010 LTIP performance cycle, during 2008, Mattel granted performance RSUs under the Mattel, Inc. 2005 Equity Compensation Plan to officers and certain employees providing services to Mattel. Performance RSUs are units that may become payable in shares of Mattel’s common stock at the end of the three year performance period, beginning January 1, 2008 and ending December 31, 2010 (“the performance period”). Performance RSUs are earned based on an initial target number with the final number of performance RSUs payable being determined based on the product of the initial target number of performance RSUs multiplied by a performance factor based on measurements of Mattel’s performance with respect to: (i) annual operating result targets for each year in the performance period using a net operating profit after taxes less capital charge calculation (“the performance-related component”), and (ii) Mattel’s total stockholder return (“TSR”) for the three-year performance period relative to the TSR realized by companies comprising the S&P 500 as of January 1, 2008 (“the market-related component”). For the performance-related component, the range of possible outcomes is that between zero and 0.7 million shares are earned for each of the three years during the three-year performance period. For the market-related component, possible outcomes range from an upward adjustment of 0.7 million shares to a downward adjustment of 0.7 million shares to the results of the performance-related component over the three-year performance period.

For the January 1, 2008—December 31, 2010 LTIP performance cycle, the weighted average grant date fair value of the performance-related and market-related components of the performance RSUs were $18.14 and $3.99 per share, respectively. The fair value of the performance-related component is based on the closing stock price of Mattel’s common stock on the date of grant, reduced by the present value of estimated dividends to be paid during the performance period as the awards are not credited with dividend equivalents for actual dividends paid on Mattel’s common stock. The fair value of the market-related component is estimated at the grant date using a Monte Carlo valuation methodology. Share-based compensation is recognized as expense over the performance period using a straight-line expense attribution approach reduced for estimated forfeitures. During 2008, $0 was charged to expense relating to the performance-related component as the 2008 actual results were below the 2008 performance threshold at the minimum award level and no shares were earned. During 2008, Mattel recognized $1.5 million of share-based compensation expense in 2008 for the market-related component.

Note 8—Seasonal Financing and Debt

Seasonal Financing

Mattel maintains and periodically amends or replaces a $1.3 billion domestic unsecured committed revolving credit facility with a global commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. As of December 31, 2008, Mattel had available incremental borrowing resources totaling approximately $1.0 billion under its domestic unsecured committed revolving credit facility. The agreement expires on March 23, 2010 and interest is charged at various rates selected by Mattel, ranging from market commercial paper rates to the bank reference rate. The credit facility contains a variety of covenants, including certain financial covenants, including requirements for Mattel to maintain certain consolidated ratios for debt-to-capital and interest coverage. Specifically, Mattel is required to meet these financial covenants at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2008. As of December 31, 2008, Mattel’s consolidated debt-to-capital ratio, as calculated per the terms of the credit agreement, was 0.36 to 1 (compared to a maximum allowed of 0.50 to 1) and Mattel’s interest coverage ratio was 9.05 to 1 (compared to a minimum required of 3.50 to 1).

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

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2008, foreign credit lines totaled approximately $162 million, a portion of which are used to support letters of credit. Mattel expects to extend the majority of these credit lines throughout 2009.

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

Mattel believes its cash on hand, amounts available under its domestic unsecured committed revolving credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2009.

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

Sales of receivables pursuant to the domestic receivables sales facility occur periodically, generally quarterly. The receivables are sold by Mattel Sales Corp. and Fisher-Price, Inc. to Mattel Factoring for a purchase price equal to the nominal amount of the receivables sold. Mattel Factoring then sells such receivables to the bank group at a slight discount, and Mattel acts as a servicer for such receivables. Mattel has designated Mattel Sales Corp. and Fisher-Price, Inc. as sub-servicers, as permitted by the facility. Mattel’s appointment as a servicer is subject to termination events that are customary for such transactions. The domestic receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. Mattel retains a servicing interest in the receivables sold under this facility. The fair value of the net servicing asset is based on an estimate of interest Mattel earns on cash collections prior to remitting the funds to the bank group, partially offset by an estimate of the cost of servicing the trade receivables sold. The fair value of the net servicing asset totaled $0.2 million and $1.9 million as of December 31, 2008 and 2007, respectively.

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

Mattel’s aggregate losses on receivables sold under the domestic and other trade receivables facilities were $5.4 million, $9.3 million, and $11.8 million during 2008, 2007, and 2006, respectively.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	December 31,
	2008	2007
	(In thousands)
Receivables sold pursuant to the:
Domestic receivables facility	$217,755	$251,657
Other factoring arrangements	35,581	74,682

	$253,336	$326,339

Short-Term Borrowings

As of December 31, 2008 and 2007, Mattel had no foreign short-term bank loans outstanding. As of December 31, 2008, Mattel had no borrowings outstanding under the domestic unsecured committed credit facilities. As of December 31, 2007, Mattel had borrowings under the domestic unsecured committed credit facilities outstanding of $349.0 million, at a weighted average interest rate of 5.5%.

During 2008 and 2007, Mattel had average borrowings of $9.1 million and $13.8 million, respectively, under its foreign short-term bank loans, and $559.7 million and $143.2 million, respectively, under its domestic unsecured committed credit facilities, to help finance its seasonal working capital requirements. The weighted average interest rate during 2008 and 2007 was 15.3% and 10.5%, respectively, on foreign short-term bank loans and 3.6% and 5.6%, respectively, on domestic unsecured committed credit facilities.

Long-Term Debt

Mattel’s long-term debt consists of the following:

	December 31,
	2008	2007
	(In thousands)
Medium-term notes due April 2009 to November 2013	$250,000	$300,000
2006 Senior Notes due June 2009 and June 2011	300,000	300,000
2008 Senior Notes due March 2013	350,000	—

	900,000	600,000
Less: current portion	(150,000)	(50,000)

Total long-term debt	$750,000	$550,000

Mattel’s Medium-term notes bear interest at fixed rates ranging from 6.50% to 7.49%, with a weighted average interest rate of 7.12% and 7.11% as of December 31, 2008 and 2007, respectively. During 2008, Mattel repaid $50.0 million of Medium-term notes upon maturity.

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

In January 2007, Mattel prepaid the remaining $50.0 million of the MAPS term loan facility and, as a result of the repayment, the MAPS term loan facility terminated. The MAPS term loan facility bore interest at various rates as selected by Mattel, based on Eurodollar rates or bank reference rates, with a weighted average interest rate of 5.9% during 2007.

In March 2008, Mattel issued $350.0 million of unsecured 5.625% Senior Notes due March 15, 2013. Interest on the 2008 Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2008. Mattel may redeem all or part of the 2008 Senior Notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date, or (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 50 basis points.

The aggregate amount of long-term debt maturing in the next five years is as follows:

	Medium- Term Notes	2006 Senior Notes	2008 Senior Notes	Total
	(In thousands)
2009	$50,000	$100,000	$—	$150,000
2010	50,000	—	—	50,000
2011	50,000	200,000	—	250,000
2012	50,000	—	—	50,000
2013	50,000	—	350,000	400,000

	$250,000	$300,000	$350,000	$900,000

Note 9—Stockholders’ Equity

Preference Stock

Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.

Preferred Stock

Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

Common Stock Repurchase Program

During 2008, 2007, and 2006, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million, $750.0 million, and $250.0 million, respectively. During 2008, Mattel repurchased 4.9 million shares at a cost of $90.6 million. During 2007, Mattel repurchased 35.9 million shares at a cost of $806.3 million. During 2006, Mattel repurchased 11.8 million shares at a cost of $192.7 million. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Dividends

In 2008 and 2007, Mattel paid a dividend per share of $0.75 to holders of its common stock. In 2006, Mattel paid a dividend per share of $0.65 to holders of its common stock. The Board of Directors declared the dividends in November, and Mattel paid the dividends in December of each year. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss), net of tax, are as follows:

	For the Year
	2008	2007	2006
	(In thousands)
Net income	$379,636	$599,993	$592,927
Currency translation adjustments	(192,577)	86,653	69,632
Minimum pension liability adjustments	—	—	21,465
Defined benefit pension plans, net prior service cost and net actuarial loss	(87,636)	28,316	—
Net unrealized (loss) gain on derivative instruments:
Unrealized holding gains (losses)	17,616	(38,057)	(13,063)
Reclassification adjustment for realized losses included in net income	7,772	24,139	2,276

	(254,825)	101,051	80,310

Total comprehensive income	$124,811	$701,044	$673,237

For 2008, currency translation adjustments resulted in a net loss of $192.6 million, with losses from the weakening of the British pound sterling, Mexican Peso, Brazilian real, Euro, and Chilean peso against the US dollar. For 2007, currency translation adjustments resulted in a net gain of $86.7 million, with gains from the strengthening of the Euro, Brazilian real, Australian dollar, and British pound sterling against the US dollar, partially offset by the weakening of the Indonesian rupiah and Mexican peso against the US dollar. For 2006, currency translation adjustments resulted in a net gain of $69.6 million, with gains from the strengthening of the Euro and British pound sterling against the US dollar being partially offset by the weakening of the Mexican peso against the US dollar.

The components of accumulated other comprehensive loss are as follows:

	December 31,
	2008	2007
	(In thousands)
Currency translation adjustments	$(274,851)	$(82,274)
Defined benefit pension and other postretirement plans, net of tax	(160,713)	(73,077)
Net unrealized gain (loss) on derivative instruments, net of tax	4,929	(20,459)

	$(430,635)	$(175,810)

Note 10—Share-Based Payments

Mattel Stock Option Plans

In May 2005, Mattel’s stockholders approved the Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”). Upon approval of the 2005 Plan, Mattel terminated its Amended and Restated 1996 Stock Option Plan (the “1996 Plan”) and its 1999 Stock Option Plan (the “1999 Plan”), except with respect to grants then outstanding under the 1996 Plan and the 1999 Plan. Restricted stock awards made under the 1996 Plan continue to vest pursuant to the terms of their respective grant agreements. Outstanding stock option grants under plans that have expired or have been terminated continue to be exercisable under the terms of their respective grant agreements. All such stock options expire no later than ten years from the date of grant and generally provide for vesting over a period of three years from the date of grant. Stock options generally were granted with exercise prices equal to the fair market value of Mattel’s common stock on the date of grant, although there are some outstanding stock options that were granted with an exercise price in excess of the fair market value of Mattel’s common stock on the date of grant, as to which vesting was dependent upon Mattel’s common stock achieving a specified fair market value during a specified time period. Options were granted to non-employee members of Mattel’s Board of Directors under the 1996 Plan with exercise prices equal to the fair market value of Mattel’s common stock on the date of grant; such options expire no later than ten years from the date of grant and vest over a period of four years from the date of grant.

Under the 2005 Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Generally, options vest and become exercisable contingent upon the grantees’ continued employment or service with Mattel. Nonqualified stock options are granted at not less than 100% of the fair market value of Mattel’s common stock on the date of grant, expire no later than ten years from the date of grant, and vest on a schedule determined by the Compensation Committee of the Board of Directors, generally during a period of three years from the date of grant. In the event of a retirement of an employee aged 55 years or greater with 5 or more years of service that occurs at least 6 months after the grant date, nonqualified stock options become fully vested. With regard to grants of stock options in the 2007 annual grant and later, death and disability at least 6 months after the grant date also result in accelerated vesting. With regard to grants of stock options before the 2007 annual grant, there is no accelerated vesting for death or disability. Similar provisions exist for non-employee directors. RSUs granted under the 2005 Plan are generally accompanied by dividend equivalent rights and generally vest over a period of three years from the date of grant. In the event of the involuntary termination of an employee aged 55 years or greater with 5 or more years of service, or the death or disability of an employee, that occurs at least 6 months after the grant date, RSUs receive accelerated vesting as to some or all of the RSUs. The 2005 Plan also contains provisions regarding grants of equity compensation to the non-employee members of the Board of Directors. Pursuant to these provisions, the Compensation Committee has approved grants to non-employee members of the Board of Directors that consist of a mix of nonqualified stock options and RSUs; such stock options and RSUs vest over a period of three years from the date of grant (except for initial grants of stock options to directors, which are immediately vested in full), and such stock options have exercise prices equal to the fair market value of Mattel’s common stock on the date of grant and expire no later than ten years from the date of grant. In the event of a retirement of a member of the Board of Directors aged 55 years or greater with 5 or more years of service, or the death or disability of a director, that occurs at least 6 months after the grant date, RSUs receive accelerated vesting as to some or all of the RSUs. The 2005 Plan expires on May 18, 2015, except as to any grants then outstanding.

The number of shares of common stock available for grant under the 2005 Plan is subject to an aggregate limit of 50 million shares and is further subject to share-counting rules as provided in the 2005 Plan. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. Each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each full-value grant is treated as using three available shares for each share actually subject to such full-value grant. The 2005 Plan contains detailed provisions with regard to share-counting. At December 31, 2008, there were 15.1 million shares of common stock available for grant remaining under the 2005 Plan.

In 2006 Mattel adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method.

SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified as financing cash flows and benefits of tax deductions less than the compensation cost recognized for those options (“shortfalls”) be classified as operating cash flows. Excess tax (shortfalls) benefits reflected as financing cash (outflows) inflows totaled $(2.1) million, $5.7 million, and $12.0 million during 2008, 2007, and 2006, respectively. Excess tax shortfalls (benefits) reflected as operating cash (outflows) inflows totaled $(0.2) million, $0, and $(3.5) million during 2008, 2007, and 2006, respectively. As of December 31, 2008, Mattel did not recognize cumulative excess tax benefits totaling $35.1 million that are not currently realizable based on the ordering of deductions under the tax law.

As of December 31, 2008, total unrecognized compensation cost related to unvested share-based payments totaled $69.2 million and is expected to be recognized over a weighted-average period of 2.0 years.

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

Stock Options

Mattel recognized compensation expense of $9.5 million, $7.4 million, and $23.9 million for stock options during 2008, 2007, and 2006, respectively, as a component of other selling and administrative expenses. Income tax benefits related to stock option compensation expense recognized in the consolidated statements of operations during 2008, 2007, and 2006 totaled $3.2 million, $2.5 million, and $5.2 million, respectively.

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

	2008	2007	2006
Options granted at market price
Expected life (in years)	4.8	4.7	5.1
Risk-free interest rate	3.2%	4.6%	4.9%
Volatility factor	25.6%	22.8%	28.0%
Dividend yield	3.7%	2.8%	2.8%

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock option plans during the year (amounts in thousands, except weighted average exercise price):

	2008		2007		2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at January 1	24,735	$18.73	38,507	$18.50	47,851	$18.53
Granted	4,017	20.46	1,927	23.70	2,505	17.90
Exercised	(1,444)	12.55	(12,935)	17.01	(7,385)	16.12
Forfeited	(378)	20.81	(87)	18.96	(19)	17.94
Canceled	(1,530)	38.17	(2,677)	27.22	(4,445)	22.51

Outstanding at December 31	25,400	$18.15	24,735	$18.73	38,507	$18.50

Exercisable at December 31	19,716	$17.40	21,048	$18.35	35,529	$18.54

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during 2008, 2007, and 2006 was $12.5 million, $119.3 million, and $38.6 million, respectively. At December 31, 2008, options outstanding had an intrinsic value of $19.2 million, with a weighted average remaining life of 5.2 years. At December 31, 2008, options exercisable had an intrinsic value of $19.2 million, with a weighted average remaining life of 4.3 years. During 2008, there were 4.0 million shares granted with a weighted average grant date fair value of $3.67. At December 31, 2008, total stock options vested or expected to vest totaled 25.1 million shares, with a total intrinsic value of $19.2 million, weighted average exercise price of $18.12, and weighted average remaining life of 5.3 years. The total grant date fair value of stock options vested during 2008, 2007, and 2006 totaled $7.5 million, $5.3 million, and $3.3 million, respectively.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during 2008, 2007, and 2006 was $18.3 million, $222.6 million, and $116.9 million, respectively, and the tax (shortfall) benefit for exercises during 2008, 2007, and 2006 was $(2.3) million, $5.7 million, and $8.5 million, respectively.

Restricted Stock and Restricted Stock Units

RSUs are valued at the market value on the date of grant and the expense is evenly attributed to the periods in which the restrictions lapse, which is three years from the date of grant.

Compensation expense recognized related to grants of restricted stock and RSUs to certain employees and non-employee Board members was $24.7 million, $14.8 million, and $3.6 million in 2008, 2007, and 2006, respectively, and is a component of other selling and administrative expenses. Income tax benefits related to RSU compensation expense recognized in the consolidated statements of operations during 2008, 2007, and 2006 totaled $7.9 million, $4.6 million, and $1.0 million, respectively.

The following table summarizes the number and weighted average grant date fair value of Mattel’s unvested restricted stock and RSUs during the year (amounts in thousands, except weighted average grant date fair value):

	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	3,452	$20.38	1,811	$17.28	220	$12.55
Granted	1,873	20.09	1,744	23.60	1,615	17.95
Vested	(990)	16.91	(15)	28.10	(5)	20.70
Forfeited	(408)	21.16	(88)	19.27	(19)	17.94

Unvested at December 31	3,927	$21.03	3,452	$20.38	1,811	$17.28

At December 31, 2008, total RSUs vested or expected to vest totaled 3.6 million shares, with a weighted average grant date fair value of $21.06. The total grant date fair value of RSUs vested during 2008, 2007, and 2006 totaled $16.7 million, $0.4 million, and $0.1 million, respectively.

In addition to the expense and share amounts described above, Mattel recognized compensation expense of $1.5 million during 2008 for performance RSUs granted during 2008 in connection with its January 1, 2008–December 31, 2010 Long Term Incentive Plan, as more fully described in “Note 7 to the Consolidated Financial Statements—Employee Benefit Plans.”

Note 11—Financial Instruments

Derivative Financial Instruments

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory sale transactions denominated in the Euro, British pound sterling, Canadian dollar, Mexican peso, Hong Kong dollar, Indonesian rupiah, and Venezuelan bolivar fuerte are the primary transactions that caused currency transaction exposure for Mattel during 2008 and 2007. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Such contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes. The ineffectiveness related to cash flow hedges was not significant during any year.

Mattel uses fair value derivatives to hedge most intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts. Changes in the fair value of these derivatives were not significant to the results of operations during any year.

As of December 31, 2008 and 2007, Mattel held foreign currency forward exchange contracts with notional amounts totaling $888.1 million and $1.07 billion, respectively. The notional amounts of these contracts were equal to the exposure hedged in both years.

The loss on derivative financial instruments, net of tax, reclassified from accumulated other comprehensive loss to Mattel’s results of operations was $7.8 million, $24.1 million, and $2.3 million during 2008, 2007, and 2006, respectively. As of December 31, 2008, $4.2 million of pre-tax unrealized gains ($4.9 million net of tax benefit) and December 31, 2007, $22.0 million of pre-tax unrealized losses ($20.5 million net of tax benefit), related to derivative instruments have been recorded in accumulated other comprehensive loss. Mattel expects to reclassify the unrealized gains as of December 31, 2008 from accumulated other comprehensive loss to its results of operations over the life of the contracts, generally within 18 months or less.

Fair Value of Financial Instruments

Mattel’s financial instruments include cash, cash equivalents, investments, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, is $853.5 million (compared to a carrying amount of $900.0 million) as of December 31, 2008 and $613.1 million (compared to a carrying amount of $600.0 million) as of December 31, 2007. The estimated fair value has been calculated based on broker quotes or rates for the same or similar instruments.

The estimated fair value of derivative financial instruments recognized in Mattel’s consolidated balance sheets is as follows:

	December 31,
	2008	2007
	(In thousands)
Accounts receivable	$772	$1,033
Prepaid expenses and other current assets	23,914	2,202
Other noncurrent assets	28	152
Accrued liabilities	(11,757)	(22,700)
Other noncurrent liabilities	(2,503)	(855)

The estimated fair value of derivative financial instruments is based on dealer quotes and reflects the amount that Mattel would receive or pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2008 or 2007.

Note 12—Commitments and Contingencies

Leases

Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities, and insurance. Rental expense is recorded on a straight-line basis, including escalating minimum payments. The American Girl Place® leases in Chicago, Illinois, New York, New York, and Los Angeles, California and American Girl Boutique and Bistro® leases in Dallas, Texas, Atlanta, Georgia, Natick, Massachusetts, and Bloomington, Minnesota also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2008:

	Capitalized Leases		Operating Leases
	(In thousands)
2009	$300		$88,000
2010	300		82,000
2011	300		69,000
2012	300		54,000
2013	300		37,000
Thereafter	1,800		180,000

	$3,300	(a)	$510,000

(a)	Includes $1.1 million of imputed interest.

Rental expense under operating leases amounted to $105.3 million, $93.0 million, and $86.9 million for 2008, 2007, and 2006, respectively, net of sublease income of $0.7 million, $1.0 million, and $1.1 million in 2008, 2007, and 2006, respectively.

Commitments

In the normal course of business, Mattel enters into contractual arrangements to obtain and protect Mattel’s right to create and market certain products, and for future purchases of goods and services to ensure availability and timely delivery. Such arrangements include royalty payments pursuant to licensing agreements and commitments for future inventory purchases. Certain of these commitments routinely contain provisions for guarantees or minimum expenditures during the term of the contracts. Current and future commitments for guaranteed payments reflect Mattel’s focus on expanding its product lines through alliances with businesses in other industries.

Licensing and similar agreements provide for terms extending from 2009 through 2013 and thereafter and contain provisions for future minimum payments as shown in the following table:

Minimum Payments
(In thousands)
2009	$58,000
2010	52,000
2011	48,000
2012	22,000
2013	23,000
Thereafter	41,000

$244,000

Royalty expense for 2008, 2007, and 2006 was $241.2 million, $243.3 million, and $261.2 million, respectively.

As of December 31, 2008, Mattel had approximately $296 million of outstanding commitments for purchases of inventory, other assets, and services in fiscal year 2009.

Insurance

Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, general, automobile, and product liability risks. Far West insures the first $1.0 million per occurrence of Mattel’s workers’ compensation, the first $0.5 million for general and automobile liability risks, and the first $2.0 million per occurrence of product liability risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2008 and 2007 totaled $18.3 million and $19.3 million, respectively, and is included in other noncurrent liabilities. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.

Litigation

With regard to the claims against Mattel described below, Mattel intends to defend itself vigorously. Management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of December 31, 2008. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

Litigation Related to Carter Bryant and MGA Entertainment, Inc.

In April 2004, Mattel filed a lawsuit in Los Angeles County Superior Court against Carter Bryant (“Bryant”), a former Mattel design employee. The suit alleges that Bryant aided and assisted a Mattel competitor, MGA Entertainment, Inc. (“MGA”), during the time he was employed by Mattel, in violation of his contractual and other duties to Mattel. In September 2004, Bryant asserted counterclaims against Mattel, including counterclaims in which Bryant sought, as a putative class action representative, to invalidate Mattel’s Confidential Information and Proprietary Inventions Agreements with its employees. Bryant also removed Mattel’s suit to the United States District Court for the Central District of California. In December 2004, MGA intervened as a party-defendant in Mattel’s action against Bryant, asserting that its rights to Bratz properties are at stake in the litigation.

Separately, in November 2004, Bryant filed an action against Mattel in the United States District Court for the Central District of California. The action sought a judicial declaration that Bryant’s purported conveyance of rights in Bratz was proper and that he did not misappropriate Mattel property in creating Bratz.

In April 2005, MGA filed suit against Mattel in the United States District Court for the Central District of California. MGA’s action alleges claims of trade dress infringement, trade dress dilution, false designation of origin, unfair competition and unjust enrichment. The suit alleges, among other things, that certain products, themes, packaging and/or television commercials in various Mattel product lines have infringed upon products, themes, packaging and/or television commercials for various MGA product lines, including Bratz. The complaint also asserts that various alleged Mattel acts with respect to unidentified retailers, distributors and licensees have damaged MGA and that various alleged acts by industry organizations, purportedly induced by Mattel, have damaged MGA. MGA’s suit alleges that MGA has been damaged in an amount “believed to reach or exceed tens of millions of dollars” and further seeks punitive damages, disgorgement of Mattel’s profits and injunctive relief.

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

In November 2006, Mattel asked the Court for leave to file an Amended Complaint that included not only additional claims against Bryant, but also included claims for copyright infringement, RICO violations, misappropriation of trade secrets, intentional interference with contract, aiding and abetting breach of fiduciary duty and breach of duty of loyalty, and unfair competition, among others, against MGA, its CEO Isaac Larian, certain MGA affiliates and an MGA employee. The basis for the Amended Complaint was the MGA defendants’ infringement of Mattel’s copyrights and their pattern of misappropriation of trade secrets and unfair competition in violation of the applicable statutes. On January 12, 2007, the Court granted Mattel leave to file these claims as counterclaims in the consolidated cases, which Mattel did that same day.

In February 2007, the Court decided that the consolidated cases would be tried in two phases, with the first trial to determine claims and defenses related to Mattel’s ownership of Bratz works and whether MGA infringed those works. The second trial, which is currently scheduled to commence in spring 2010, will consider both Mattel’s separate claims for misappropriation of trade secrets and violations of the RICO statute and MGA’s claims for unfair competition.

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

The first phase of the first trial, which began on May 27, 2008, resulted in a unanimous jury verdict on July 17, 2008 in favor of Mattel, finding that almost all of the Bratz design drawings and other works in question were created by Bryant while he was employed at Mattel. Among other things, the jury determined that MGA and Isaac Larian intentionally interfered with the contractual duties owed by Bryant to Mattel, aided and abetted Bryant’s breaches of his duty of loyalty to Mattel, aided and abetted Bryant’s breaches of the fiduciary duties he owed to Mattel, and converted Mattel property for their own use.

In the second phase of the first trial, which began on July 23, 2008, the same jury determined the amount of damages to award to Mattel for MGA’s and Isaac Larian’s conversion, intentional interference with Bryant’s contractual duties, and aiding and abetting Bryant’s breaches of his fiduciary duties and duty of loyalty to Mattel. In addition, the jury determined if Bratz dolls and related products infringe on the Bratz drawings and other works owned by Mattel, what damages to assess for such infringement, and whether certain defenses asserted by MGA have merit. The jury was instructed that if it found infringement, it was to determine the amount of damages to be awarded to Mattel due to the infringement. On August 26, 2008, the jury rendered a unanimous verdict for Mattel in the second phase of the trial. The jury found that defendants MGA, Larian, and MGA Entertainment (HK) Limited infringed Mattel’s copyrights in the Bratz design drawings and other Bratz works. The jury awarded Mattel total damages of approximately $100 million against the defendants for the copyright infringement claim and the claims that the defendants intentionally interfered with Bryant’s contract, aided and abetted Bryant’s breach of his fiduciary duty and duty of loyalty to Mattel, and converted Mattel’s property for their own use.

Post-trial, Mattel moved the Court to enjoin MGA from producing infringing products in the future. Mattel also asked the Court to award to Mattel certain rights in the term “Bratz”, which the jury found Bryant had conceived and created while a Mattel employee. Mattel also moved the Court to enter declaratory relief confirming, among other things, Mattel’s rights in the Bratz works found by the jury to have been created by Bryant during his Mattel employment. MGA filed motions as well, including a motion that asserted the Court should rule for MGA on equitable affirmative defenses such as laches, waiver and estoppel against Mattel’s claims. On December 3, 2008, the Court issued a series of orders granting Mattel’s motions, including an order enjoining the MGA party defendants from manufacturing, marketing or selling certain Bratz fashion dolls or from using the “Bratz” name. The Court has stayed the effect of the December 3, 2008 orders until further order of the Court.

Consistent with the Court’s scheduling orders, the parties have filed and argued additional motions for post-trial relief, including a request by MGA to enter judgment as a matter of law on Mattel’s claims in MGA’s favor and to reduce the jury’s damages award to Mattel. The additional post-trial motions are currently pending before the Court.

Litigation Related to Product Recalls and Withdrawals

Product Liability Litigation in the United States

Twenty-two lawsuits have been filed in the United States asserting claims arising out of the August 2, August 14, September 4, and/or October 25, 2007 voluntary product recalls by Mattel and Fisher-Price, as well as the withdrawal of red and green toy blood pressure cuffs from retail stores or their replacement at the request of consumers.

Eighteen of those cases were commenced in the following United States District Courts: ten in the Central District of California (Mayhew v. Mattel, filed August 7, 2007; White v. Mattel, filed August 16, 2007; Luttenberger v. Mattel, filed August 23, 2007; Puerzer v. Mattel, filed August 29, 2007; Shah v. Fisher-Price, filed September 13, 2007; Rusterholtz v. Mattel, filed September 27, 2007; Jimenez v. Mattel, filed October 12, 2007; Probst v. Mattel, filed November 5, 2007; Entsminger v. Mattel, filed November 9, 2007; and White v. Mattel, filed November 26, 2007, hereinafter, “White II”); three in the Southern District of New York (Shoukry v. Fisher-Price, filed August 10, 2007; Goldman v. Fisher-Price, filed August 31, 2007; and Allen v. Fisher-Price, filed November 16, 2007); two in the Eastern District of Pennsylvania (Monroe v. Mattel, filed August 17, 2007, and Chow v. Mattel, filed September 7, 2007); one in the Southern District of Indiana (Sarjent v. Fisher-Price, filed August 16, 2007); one in the District of South Carolina (Hughey v. Fisher-Price, filed August 24, 2007); and one in the Eastern District of Louisiana ( Sanders v. Mattel, filed November 14, 2007). Two other actions originally filed in Los Angeles County Superior Court were removed to federal court in the Central District of California (Healy v. Mattel, filed August 21, 2007, and Powell v. Mattel, filed August 20, 2007). Another lawsuit commenced in San Francisco County Superior Court was removed to the federal court in the Northern District of California (Harrington v. Mattel, filed August 20, 2007). One other action was commenced in District of Columbia Superior Court and removed to the United States District Court for the District of Columbia (DiGiacinto v. Mattel, filed August 29, 2007). Mattel was named as a defendant in all of the actions, while Fisher-Price was named as a defendant in nineteen of the cases.

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

On March 31, 2008, plaintiffs filed a Consolidated Amended Class Action Complaint in the MDL proceeding, which was followed with a Second Consolidated Amended Complaint (the “Consolidated Complaint”), filed on May 16, 2008. Plaintiffs seek certification of a class of all persons who, from May 2003 through the present, purchased and/or acquired certain allegedly hazardous toys. The Consolidated Complaint defines hazardous toys as those toys recalled between August 2, 2007 and October 25, 2007, due to the presence of lead in excess of applicable standards in the paint on some parts of some of the toys; those toys recalled on November 21, 2006 and August 14, 2007, related to magnets; and the red and green toy blood pressure cuffs voluntarily withdrawn from retail stores or replaced at the request of consumers. Defendants named in the Consolidated Complaint are Mattel, Fisher-Price, Target Corporation, Toys “R” Us, Inc., Wal-Mart Stores, Inc., KB Toys, Inc., and Kmart Corporation. Mattel has assumed the defense of Target Corporation, Toys “R” Us, Inc., KB Toys, Inc., and Kmart Corporation, and agreed to indemnify all of the retailer defendants, for the specific claims raised in the Consolidated Complaint, which claims relate to the sale of Mattel and Fisher-Price toys.

In the Consolidated Complaint, plaintiffs assert claims for breach of implied and express warranties, negligence, strict liability, violation of the United States Consumer Product Safety Act (“CPSA”) and related Consumer Product Safety Rules, various California consumer protection statutes, and unjust enrichment. Plaintiffs seek (i) declaratory and injunctive relief enjoining defendants from continuing the allegedly unlawful practices raised in the Consolidated Complaint; (ii) restitution and disgorgement of monies acquired by defendants from the allegedly unlawful practices; (iii) costs of initial diagnostic blood lead level testing to detect possible injury to plaintiffs and members of the class; (iv) costs of treatment for those who test positive to the initial diagnostic blood lead level testing; (v) reimbursement of the purchase price for the allegedly hazardous toys; and (vi) costs and attorneys’ fees. On June 24, 2008, defendants filed motions to dismiss the Consolidated Complaint. On November 24, 2008, the Court granted defendants’ motion with respect to plaintiffs’ claims under the CPSA related to the magnet toys and the toy blood pressure cuffs and denied defendants’ motions in all other respects. Discovery has commenced and is ongoing, but is in the very early stages.

California Proposition 65 Claims and State Attorneys General Inquiries

On September 24 and September 26, 2007, respectively, the Environmental Law Foundation and the Center for Environmental Health, each of which is a non-profit environmental group, issued pre-litigation notices of intent to sue (the “Notices”) against Mattel for allegedly failing to issue clear and reasonable warnings in accordance with California Health and Safety Code Section 25249.6 (“Proposition 65”) with regard to potential exposures to lead and lead compounds from certain toys distributed for sale in California. Pursuant to Proposition 65, the pre-litigation Notices had to be served on the California Attorney General, the district attorneys in California, and certain city attorneys, at least sixty days before the Noticing Parties could proceed with a formal lawsuit.

On November 19, 2007, the California Attorney General, joined by the Los Angeles City Attorney, brought suit against Mattel and Fisher-Price, along with a number of other entities alleged to have manufactured and/or sold children’s products that exposed children to lead, in Alameda County Superior Court in California. The complaint asserted claims for violation of Proposition 65 (California Health & Safety Code § 25249.6 et seq.) and the California Unfair Competition Act (California Business & Professions Code § 17200 et seq.) and sought civil penalties up to $2,500 per day for each violation of each statute, restitution pursuant to Business & Professions Code § 17203, and injunctive relief. The filing of this action by the Attorney General precluded several environmental non-profit groups that had issued pre-suit notices of intent to bring Proposition 65 claims from proceeding with such claims of their own. The California Attorney General’s lawsuit was served on Mattel and Fisher-Price on January 23, 2008. The Alameda County Superior Court designated the case as complex. On November 12, 2008, Mattel reached a settlement of the lawsuit in which it did not admit liability, but agreed to make certain payments totaling $1 million, to implement certain quality assurance measures, and to comply as of the effective date of the settlement with certain federal lead standards scheduled to become effective at various times in the future. On December 31, 2008, the Court approved a consent judgment among Mattel, Fisher-Price and Plaintiffs reflecting the terms of the settlement.

In addition, Mattel has responded to formal and informal inquiries from, and produced certain information and documents to, a number of state attorneys general. In December 2008 and January 2009, Mattel and Fisher-Price entered into consent judgments with Alabama, Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Vermont, Washington, West Virginia, Wisconsin and Wyoming. Under the terms of the consent judgments, Mattel and Fisher-Price agreed to pay a total of $12 million to be divided among the various states and to comply as of the effective date of the settlements with certain federal lead standards scheduled to become effective at various times in the future. The consent judgments have been filed in all of the states and are in the process of approval by the respective courts in those states.

Product Liability Litigation in Canada

Since September 26, 2007, eight proposed class actions have been filed in the provincial superior courts of the following Canadian provinces: British Columbia (Trainor v. Fisher-Price, filed September 26, 2007); Alberta (Cairns v. Fisher-Price, filed September 26, 2007); Saskatchewan (Sharp v. Mattel Canada, filed September 26, 2007); Quebec (El-Mousfi v. Mattel Canada, filed September 27, 2007, and Fortier v. Mattel Canada, filed October 10, 2007); Ontario (Wiggins v. Mattel Canada, filed September 28, 2007); New Brunswick (Travis v. Fisher-Price, filed September 28, 2007); and Manitoba (Close v. Fisher-Price, filed October 3, 2007). Mattel, Fisher-Price, and Mattel Canada are defendants in all of the actions, and Fisher-Price Canada is a defendant in two of the actions (El-Mousfi and Wiggins). All but one of the cases seek certification of both a class of residents of that province and a class of all other residents of Canada outside the province where the action was filed. The classes are generally defined similarly in all of the actions to include both purchasers of the toys recalled by Mattel and Fisher-Price in August and September 2007 and children, either directly or through their parents as “next friends,” who have had contact with those toys.

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

Product Liability and Related Claims in Brazil

Three consumer protection associations and agencies have filed claims against Mattel’s subsidiary Mattel do Brasil Ltda. in the following courts in Brazil: (a) the Public Treasury Court in the State of Santa Catarina (Associacao Catarinense de Defesa dos Cidadaos, dos Consumidores e dos Contribuintes (“ACC/SC”)—ACC/SC v. Mattel do Brasil Ltda., filed on February 2, 2007); (b) the Second Commercial Court in the State of Rio de Janeiro (Consumer Protection Committee of the Rio de Janeiro State Legislative Body (“CPLeg/RJ”)—CPLeg/RJ v. Mattel do Brasil Ltda., filed on August 17, 2007); and (c) the Sixth Civil Court of the Federal District (Brazilian Institute for the Study and Defense of Consumer Relationships (“IBEDEC”)—IBEDEC v. Mattel do Brasil Ltda., filed on September 13, 2007). The ACC/SC case is related to the recall of magnetic products in November 2006; the CPLeg/RJ case is related to the August 2007 recall of magnetic products; and the IBEDEC case is related to the August and September 2007 recalls of magnetic products and products with non-approved paint containing lead exceeding the limits established by applicable regulations and Mattel standards. The cases generally state claims in four categories: (i) production of a defective product; (ii) misrepresentations; (iii) negligence; and (iv) violations of consumer protection statutes. Plaintiffs generally seek general and special damages; restitution of monies paid by consumers to replace recalled toys; disgorgement of benefits resulting from recalled toys; aggravated and punitive damages; pre-judgment and post-judgment interest; injunctive relief; and litigation costs and attorneys’ fees. The amount of damages sought by plaintiffs is not generally specified, except that in the Public Treasury Court in the State of Santa Catarina action, ACC/SC demands general damages of approximately $1 million, in addition to other remedies, and in the Sixth Civil Court of the Federal District action, IBEDEC estimated the amount of approximately $21 million, as a basis for calculating court fees, in addition to requesting other remedies.

On June 18, 2008, the court held that the action brought by IBEDEC was without merit, and on July 1, 2008, IBEDEC filed an appeal. On July 23, 2008 Mattel do Brasil submitted its appellate brief. On September 15, 2008, the Public Prosecutor’s Office submitted its opinion to the court, which supported upholding the original decision, given that no reason had been cited for ordering the company to pay pain and suffering damages. Moreover, just as the judge had done, the Public Prosecutor’s Office determined that the mere recall of products does not trigger any obligation to indemnify any party. On November 4, 2008, the panel of three appellate judges unanimously upheld the lower court’s decision. On November 18, 2008, IBEDEC filed a special appeal and on January 5, 2009 Mattel do Brasil filed its response. On February 2, 2009, the special appeal lodged by IBEDEC was rejected. IBEDEC is expected to file a new interlocutory appeal, although the schedule is not yet set.

On July 9, 2008, the court also rendered a decision concerning the action brought by CPLeg/RJ. The judge rejected the claim for general damages, but Mattel do Brasil was ordered to provide product-exchange outlets in certain locations for replacement of the recalled products, to publish in newspapers the provisions of the court decision and to make available on its website the addresses of the outlets for replacement of recalled products and the provisions of the court’s decision. The decision also allowed the consumers who were affected by the recall to submit information to the court, so that the applicability of pecuniary damages can be analyzed later, on a case by case basis. It finally ordered Mattel do Brasil to pay attorneys’ fees in an amount equal to 10% of the value placed on the claim (with a value placed on the claim of approximately $12,500). Mattel do Brasil filed a motion seeking to resolve apparent discrepancies in the court’s decision, but the judge sustained the decision, as rendered, and Mattel do Brasil filed its appeal of such decision. On September 19, 2008, the appellate court accepted Mattel’s appeal for purposes of remand, only, and not to stay the proceedings. Seeking to prevent execution on the judgment, Mattel do Brasil filed an interlocutory appeal and requested the court grant a preliminary injunction. On October 14, 2008 the injunction was granted. On February 5, 2009, the court heard the interlocutory appeal and confirmed the injunction. The court date to hear the appeal for purposes of remand is still pending.

Since August 20, 2007, the Department of Consumer Protection and Defense (“DPDC”), the Consumer Protection Office (“PROCON”) of São Paulo, Mato Grosso and Rio de Janeiro, and public prosecutors from the States of Pernambuco, Rio Grande do Norte, and Rio de Janeiro have brought eight administrative proceedings against Mattel do Brasil, alleging that the company offered products whose risks to consumers’ health and safety should have been known by Mattel. The proceedings have been filed with the following administrative courts: (a) DPDC (DPDC v. Mattel do Brasil Ltda., filed on August 20, 2007, and DPDC v. Mattel do Brasil Ltda., filed on September 14, 2007); (b) PROCON (PROCON/MT v. Mattel do Brasil, filed on August 29, 2007, PROCON/SP v. Mattel do Brasil, filed on September 4, 2007, and PROCON/RJ v. Mattel do Brasil, filed on August 27, 2007); and (c) the Public Prosecutor’s Office (MP/RJ v. Mattel do Brasil, filed on September 27, 2007, MP/PE v. Mattel do Brasil, filed on September 28, 2007, and MP/RN v. Mattel do Brasil, filed on October 10, 2007). The administrative proceedings generally state claims based on the alleged negligence of Mattel do Brasil regarding recalled products. In the PROCON/SP proceeding, plaintiff estimated a fine equivalent to approximately $400,000. None of the other administrative proceedings listed above specify the amount of the penalties that could be applied if the claims against Mattel do Brasil are successful. On December 21, 2007, PROCON/SP rendered a decision and decided to impose a fine on Mattel do Brasil in the approximate amount of $200,000. On January 9, 2008, Mattel do Brasil filed an administrative appeal regarding the decision of December 21, 2007. On January 29, 2009, the administrative appeal was not granted and Mattel do Brasil is evaluating available alternatives.

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

All of the actions in Brazil are at a preliminary stage, except for the PROCON/SP administrative procedure, the eleven individual consumer lawsuits mentioned in the preceding paragraph, in which the courts have rendered decisions, and the cases involving IBEDEC and CPLeg/RJ.

Product Liability Litigation in Colombia

On August 22, 2007, plaintiff, a resident of Colombia, filed an action (Matiz v. Ministry of Health, et al. ) in the Administrative Court for the Bogota Circuit in the Republic of Colombia against Mattel and the Colombian Ministry of Health. Plaintiff alleges the following claims: (a) violation of the collective right to free economic competition, (b) violation of the collective right to public health, (c) violation of the prohibition against the introduction of toxic waste into the national territory, and (d) violation of the collective right of consumers to be free from unsafe products. Plaintiff seeks the following relief: an affirmative injunction for additional recalls; a declaration of liability for violation of consumers’ “collective rights” to public health, free economic competition, and the prohibition against the introduction of toxic waste into the national territory; economic incentives of between 10 and 150 times the minimum monthly legal wage (up to $35,000); and an award of litigation costs and attorneys’ fees. The Court has denied the interim measures requested by the plaintiff. On July 8, 2008, Mattel filed its brief furnishing information requested by the Court. Also, the Superintendent of Industry and Commerce and the Ministry of Health separately submitted their required documents. The parties were required to submit their respective closing arguments by July 31, 2008, which Mattel and the plaintiff did on that date. The Minister of Health, however, filed its brief untimely.

On October 17, 2008, the Administrative Court issued a Judgment in Mattel’s favor. The Court decided in Mattel’s favor and denied the claims that the plaintiff had made in the lawsuit. The Court accepted Matttel’s arguments and declared as proved the exception proposed by Mattel regarding the absence of support for the claim (“sustracción de materia”). In particular, the Court found that the plaintiff failed to prove either the breach or the threat to the collective rights that plaintiff had alleged in the action. As a result, the Court found that the collective action that plaintiff had pursued (“acción popular”) was inappropriate.

The time period for plaintiff to appeal the Court’s decision expired on October 30, 2008. Because the plaintiff failed to file a notice of appeal, the Judgment in Mattel’s favor is final.

Note 13—Segment Information

Description of Segments

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. Mattel’s domestic operating segments include:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics, and High School Musical™ (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, Speed Racer®, and Tyco R/C® vehicles and playsets (collectively “Wheels”), and CARS™, Radica®, Speed Racer®, Batman®, and Kung Fu Panda® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Dora the Explorer®, Winnie the Pooh™, Go-Diego-Go!®, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels® .

American Girl Brands—including Just Like You®, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalogue, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

Additionally, the International segment sells products in all toy categories, except American Girl Brands.

Segment Data

The following tables present information about revenues, income, and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income from operations represents operating income, while consolidated income from operations represents income from operations before income taxes as reported in the consolidated statements of operations. The corporate and other category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency rates on intercompany transactions.

	For the Year
	2008	2007	2006
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$1,437,933	$1,445,028	$1,507,493
Fisher-Price Brands US	1,418,213	1,511,055	1,471,604
American Girl Brands	463,056	431,510	439,970

Total Domestic	3,319,202	3,387,593	3,419,067
International	3,166,820	3,205,341	2,738,967

Gross sales	6,486,022	6,592,934	6,158,034
Sales adjustments	(568,020)	(622,844)	(507,878)

Net sales	$5,918,002	$5,970,090	$5,650,156

Segment Income
Domestic:
Mattel Girls & Boys Brands US	$158,170	$212,181	$267,152
Fisher-Price Brands US	161,025	225,533	216,107
American Girl Brands	86,581	98,519	96,997

Total Domestic	405,776	536,233	580,256
International	357,628	420,898	419,097

	763,404	957,131	999,353
Corporate and other expense (a)	221,612	227,053	270,535

Operating income	541,792	730,078	728,818
Interest expense	81,944	70,974	79,853
Interest (income)	(25,043)	(33,305)	(30,468)
Other non-operating (income), net	(3,073)	(10,989)	(4,323)

Income before income taxes	$487,964	$703,398	$683,756

(a)	Corporate and other expense includes (i) incentive compensation expense of $15.4 million, $83.6 million, and $108.5 million for 2008, 2007, and 2006, respectively, (ii) $34.4 million, $3.0 million, and $16.0 million of charges related to severance for 2008, 2007, and 2006, respectively, (iii) share-based compensation expense of $35.7 million, $22.2 million, and $27.5 million for 2008, 2007, and 2006, respectively, and (iv) legal fees associated with the product recall-related litigation and MGA litigation matters.

	For the Year
	2008	2007	2006
	(In thousands)
Depreciation/Amortization
Domestic:
Mattel Girls & Boys Brands US	$42,848	$47,202	$42,503
Fisher-Price Brands US	31,899	33,998	37,358
American Girl Brands	17,507	12,599	12,345

Total Domestic	92,254	93,799	92,206
International	54,685	54,393	55,212

	146,939	148,192	147,418
Corporate and other	25,156	23,888	24,846

Depreciation and amortization	$172,095	$172,080	$172,264

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31,
	2008	2007
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$249,013	$268,614
Fisher-Price Brands US	198,241	189,010
American Girl Brands	62,718	61,756

Total Domestic	509,972	519,380
International	755,735	840,653

	1,265,707	1,360,033
Corporate and other	93,760	59,873

Accounts receivable and inventories, net	$1,359,467	$1,419,906

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Year
	2008	2007	2006
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$3,642,834	$3,699,997	$3,423,663
Fisher-Price Brands	2,356,570	2,441,760	2,269,430
American Girl Brands	463,056	431,271	439,970
Other	23,562	19,906	24,971

Gross sales	6,486,022	6,592,934	6,158,034
Sales adjustments	(568,020)	(622,844)	(507,878)

Net sales	$5,918,002	$5,970,090	$5,650,156

Geographic Information

The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant, and equipment, net, and identifiable intangibles, net.

	For the Year
	2008	2007	2006
	(In thousands)
Revenues
United States	$3,319,202	$3,387,593	$3,419,067
International:
Europe	1,689,728	1,797,278	1,544,541
Latin America	978,828	912,088	739,941
Asia Pacific	286,049	275,123	239,597
Other	212,215	220,852	214,888

Total International	3,166,820	3,205,341	2,738,967

Gross sales	6,486,022	6,592,934	6,158,034
Sales adjustments	(568,020)	(622,844)	(507,878)

Net sales	$5,918,002	$5,970,090	$5,650,156

	December 31,
	2008	2007
	(In thousands)
Long-Lived Assets
United States	$1,079,720	$1,079,921
International	684,018	665,067

Consolidated total	$1,763,738	$1,744,988

Major Customers

Sales to Mattel’s three largest customers accounted for 38%, 41%, and 43% of worldwide consolidated net sales for 2008, 2007, and 2006, respectively, as follows:

	For the Year
	2008	2007	2006
	(In billions)
Wal-Mart	$1.1	$1.1	$1.1
Toys “R” Us	0.7	0.7	0.8
Target	0.5	0.6	0.5

The Mattel Girls & Boys Brands US and Fisher-Price Brands US segments sell products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys “R” Us. The American Girl Brands segment sells its children’s publications to Wal-Mart and Target.

Note 14—Supplemental Financial Information

	December 31,
	2008	2007
	(In thousands)
Inventories include the following:
Raw materials and work in process	$57,311	$51,730
Finished goods	428,614	376,980

	$485,925	$428,710

Property, plant, and equipment, net include the following:
Land	$26,499	$26,875
Buildings	237,561	240,252
Machinery and equipment	758,656	793,312
Tools, dies, and molds	544,789	589,191
Capital leases	23,271	23,271
Leasehold improvements	162,288	147,175

	1,753,064	1,820,076
Less: accumulated depreciation	(1,216,902)	(1,301,460)

	$536,162	$518,616

Other noncurrent assets include the following:
Deferred income taxes	$524,451	$467,531
Identifiable intangibles (net of amortization of $61.8 million and $52.0 million in 2008 and 2007, respectively)	107,447	70,628
Nonamortizable identifiable intangibles	128,382	128,382
Other	175,944	181,713

	$936,224	$848,254

Accrued liabilities include the following:
Receivable collections due to bank	$82,245	$48,343
Royalties	86,152	100,294
Incentive compensation	15,442	98,435
Advertising and promotion	56,941	67,116
Other	408,603	399,021

	$649,383	$713,209

Other noncurrent liabilities include the following:
Benefit plan liabilities	$286,557	$149,045
Noncurrent tax liabilities	132,744	120,553
Other	128,629	108,686

	$547,930	$378,284

	For the Year
	2008	2007	2006
	(In thousands)
Currency transaction (gains)/losses included in:
Operating income	$(123,972)	$(95,921)	$(32,008)
Other non-operating (income) expense, net	(7,736)	(12,875)	(1,652)

Net transaction (gains)	$(131,708)	$(108,796)	$(33,660)

Other selling and administrative expenses include the following:
Design and development	$190,248	$189,407	$173,514
Bad debt expense	19,680	6,203	3,399
Identifiable intangible asset amortization	9,827	9,331	3,906

Note 15—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2008
Net sales	$919,299	$1,112,431	$1,946,315	$1,939,957
Gross profit	396,836	495,334	900,070	892,166
Advertising and promotion expenses	102,961	116,805	223,826	275,567
Other selling and administrative expenses	330,410	347,921	360,895	384,229
Operating (loss) income	(36,535)	30,608	315,349	232,370
(Loss) Income before income taxes	(59,802)	14,933	307,108	225,725
Net (loss) income	(46,646)	11,783	238,098	176,401
Net (loss) income per common share—basic	$(0.13)	$0.03	$0.66	$0.49
Weighted average number of common shares	361,751	361,262	360,881	358,779
Net (loss) income per common share—diluted	$(0.13)	$0.03	$0.66	$0.49
Weighted average number of common and potential common shares	361,751	363,919	362,795	359,920
Dividends declared per common share	$—	$—	$—	$0.75
Common stock market price:
High	$21.89	$21.80	$21.79	$18.14
Low	16.65	17.12	16.98	11.42
Year Ended December 31, 2007
Net sales	$940,265	$1,002,625	$1,838,574	$2,188,626
Gross profit	418,686	443,162	864,712	1,050,740
Advertising and promotion expenses	105,310	107,106	211,436	284,916
Other selling and administrative expenses	292,745	299,207	342,748	403,754
Operating income (a)	20,631	36,849	310,528	362,070
Income before income taxes	15,638	36,465	307,688	343,607
Net income (b)	11,963	22,804	236,750	328,476
Net income per common share—basic	$0.03	$0.06	$0.61	$0.90
Weighted average number of common shares	389,883	396,196	386,346	364,829
Net income per common share—diluted	$0.03	$0.06	$0.61	$0.89
Weighted average number of common and potential common shares	396,750	402,840	391,294	368,655
Dividends declared per common share	$—	$—	$—	$0.75
Common stock market price:
High	$28.73	$29.65	$27.20	$24.08
Low	22.93	25.14	21.17	18.97

(a)	Operating income for 2007 includes recall-related expenses of approximately $42 million in the fourth quarter of 2007, approximately $40 million in the third quarter of 2007, and approximately $29 million in the second quarter of 2007.

(b)	Net income for the fourth quarter of 2007 was favorably impacted by tax benefits related to prior years of $47.3 million, as a result of reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements, and net income for the first quarter of 2007 included income tax expense of $5.3 million related to enacted tax law changes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

The report called for by Item 308(a) of Regulation S-K is incorporated by reference to Management’s Report on Internal Control over Financial Reporting, included in Part II, Item 8. “Financial Statements and Supplementary Data” of this report.

Report of Independent Registered Public Accounting Firm

The report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm, included in Part II, “Item 8. Financial Statements and Supplementary Data” of this report.

Changes in Internal Control Over Financial Reporting

Mattel continues to implement a conversion to new and upgraded financial and human resources information technology systems that began in the fourth quarter of 2002. Mattel has evaluated the effect on its internal control over financial reporting of this conversion and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, Mattel’s internal control over financial reporting. Mattel has not made any significant changes to its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to December 31, 2008.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to sections entitled “Proposal 1 —Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; “The Board of Directors and Corporate Governance—Board Committees—Audit Committee”; and “Report of the Audit Committee” in the Mattel 2009 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2008 (the “Proxy Statement”). Information with respect to the executive officers of Mattel appears under the heading “Executive Officers of the Registrant” in Part I herein. Mattel has adopted the Mattel Code of Conduct (the “Code of Conduct”), which satisfies the listing standards of the New York Stock Exchange (“NYSE”) regarding “code of business conduct and ethics” and satisfies the SEC rules regarding disclosure of a “code of ethics” for the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is publicly available on Mattel’s corporate website at http://www.mattel.com, and the text of the Code of Conduct will be updated on the website to reflect any amendment. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, CA 90245-5012. If Mattel grants any waiver from a provision of the Code of Conduct for any executive officer or director, or makes any substantive amendment to the SEC-mandated “code of ethics” that applies to the Chief Executive Officer, Chief Financial Officer or Corporate Controller, Mattel will make disclosures to the extent required by applicable laws, regulations and stock exchange listing standards on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors’ corporate governance guidelines and the charters of its Audit, Compensation and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://www.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.

Mattel has filed the certification of its Chief Executive Officer with the NYSE for 2008 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. In addition, Mattel has filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which are attached hereto as Exhibit 31.0 and Exhibit 31.1, respectively.

Item 11.	Executive Compensation.

The information required under this Item is incorporated herein by reference to sections entitled “Compensation Disclosures”; “The Board of Directors and Corporate Governance: (1) Board Committees—Compensation Committee”; and (2) “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item is incorporated herein by reference to sections entitled “Principal Stockholders”; “Security Ownership of Management”; and “Compensation Disclosure” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to sections entitled “Certain Transactions with Related Persons”; and “The Board of Directors and Corporate Governance—Director Independence” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required under this Item is incorporated herein by reference to the section entitled “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the years ended December 31, 2008, 2007, and 2006

Schedule II—Valuation and Qualifying Accounts and Allowances

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel	8-K	001-05647	99.0	May 21, 2007

3.1	Amended and Restated Bylaws of Mattel	8-K	001-05647	99.1	May 21, 2007

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-Q	001-05647	4.0	August 3, 2007

4.1	Indenture, dated as of February 15, 1996, between Mattel and Chase Manhattan Bank and Trust Company, National Association, formerly Chemical Trust Company of California, as Trustee	10-K	001-05647	4.1	March 28, 2002

4.2	Indenture, dated as of February 15, 1996, between Mattel and Chemical Trust Company of California (now known as J. P. Morgan Trust Company, National Association) relating to Senior Debt Securities	S-3ASR	333-134740	4.1	June 5, 2006

4.3	Form of Indenture between Mattel and J. P. Morgan Trust Company, National Association, relating to Subordinated Debt Securities	S-3ASR	333-134740	4.2	June 5, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.4	Underwriting Agreement dated June 8, 2006, between Mattel and Banc of America Securities LLC and Citigroup Global Markets Inc.	8-K	001-05647	1.1	June 12, 2006

4.5	Form of Floating Rate Notes due June 15, 2009	8-K	001-05647	4.1	June 12, 2006

4.6	Form of 6.125% Notes due June 15, 2011	8-K	001-05647	4.2	June 12, 2006

4.7	Form of Supplemental Indenture between Mattel and The Bank of New York Trust Company, N.A.	8-K	001-05647	1.2	March 7, 2008

4.8	Underwriting Agreement dated March 4, 2008 between Mattel and Banc of America Securities LLC and Greenwich Capital Markets, Inc.	8-K	001-05647	1.1	March 7, 2008

4.9	Form of 5.625% Notes due March 15, 2013	8-K	001-05647	1.2	March 7, 2008

10.0	Third Amended and Restated Credit Agreement dated as of March 23, 2005, among Mattel, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.0	March 29, 2005

10.1	First Amended and Restated Receivables Purchase Agreement dated as of March 20, 2002 among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-K	001-05647	10.1	March 28, 2002

10.2	Amendment No. 1 to First Amended and Restated Receivables Purchase Agreement dated as of March 19, 2004, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-Q	001-05647	99.1	May 7, 2004

10.3	Amendment No. 2 to First Amended and Restated Receivables Purchase Agreement dated as of March 23, 2005, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.1	March 29, 2005

10.4	Credit Agreement dated as of December 9, 2005, among Mattel Asia Pacific Sourcing Limited, as Borrower, Mattel, Inc., as Company, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.1	December 15, 2005

10.5	Continuing Guaranty Agreement dated as of December 9, 2005, by Mattel, Inc., as Guarantor, to Bank of America, N.A., as Administrative Agent	8-K	001-05647	99.2	December 15, 2005

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.6		Distribution Agreement dated November 12, 1997 among Mattel, Morgan Stanley & Co. Incorporated and Credit Suisse First Boston Corporation	10-K	001-05647	10.2	March 24, 2003

10.7		Form of Indemnity Agreement between Mattel and its directors and certain of its executive officers	10-K	001-05647	10.9	March 28, 2001

10.8		Executive Employment Agreement dated October 18, 2000 between Mattel and Robert A. Eckert	10-K	001-05647	10.10	March 28, 2001

10.9		Amendment to Executive Employment Agreement between Mattel and Robert A. Eckert dated March 8, 2005	8-K	001-05647	99.7	March 18, 2005

10.10		Letter Agreement between Mattel and Robert A. Eckert entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.1	April 8, 2005

10.11	*	Amendment to Executive Employment Agreement between Mattel and Robert A. Eckert, effective as of December 31, 2008

10.12		Executive Employment Agreement dated January 31, 2000 between Mattel and Neil B. Friedman	10-K	001-05647	10.12	March 10, 2000

10.13		Amendment to Employment Agreement dated November 14, 2000 between Mattel and Neil B. Friedman	10-K	001-05647	10.29	March 28, 2001

10.14		Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Neil B. Friedman dated February 10, 2000	10-K	001-05647	10.14	March 10, 2000

10.15		Letter agreement between Mattel and Neil B. Friedman entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.5	April 8, 2005

10.16		Consent of Neil B. Friedman to Transfer of Principal Place of Employment Pursuant to Executive Employment Agreement	8-K	001-05647	99.3	March 30, 2007

10.17	*	Letter agreement between Mattel and Neil B. Friedman dated September 27, 2008 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan

10.18	*	Amendment to Amended and Restated Executive Employment Agreement between Mattel and Neil B. Friedman, effective as of December 31, 2008

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.19		Amended and Restated Executive Employment Agreement dated March 28, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.33	March 28, 2001

10.20		Amendment to Employment Agreement and Stock Option Grant Agreements dated July 20, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.34	March 28, 2001

10.21		Amendment to Employment Agreement dated March 6, 2002 between Mattel and Kevin M. Farr	10-K	001-05647	10.30	March 28, 2002

10.22		Letter agreement between Mattel and Kevin M. Farr entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.4	April 8, 2005

10.23	*	Amendment to Amended and Restated Executive Employment Agreement between Mattel and Kevin M. Farr, effective as of December 31, 2008

10.24		Executive Employment Agreement dated November 13, 2000 between Mattel and Thomas A. Debrowski	10-K	001-05647	10.24	March 8, 2005

10.25		Letter agreement between Mattel and Thomas A. Debrowski entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.3	April 8, 2005

10.26		Letter agreement between Mattel and Thomas A. Debrowski dated October 11, 2005, entered into October 12, 2005, amending Mr. Debrowski’s employment agreement	8-K	001-05647	99.2	October 14, 2005

10.27	*	Amendment to Amended and Restated Executive Employment Agreement between Mattel and Thomas A. Debrowski, effective as of December 31, 2008

10.28		Employment letter dated August 22, 2000 between Mattel and Bryan G. Stockton	10-K	001-05647	10.25	March 12, 2004

10.29		Letter agreement between Mattel and Bryan G. Stockton entered into on March 28, 2005, regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	10-K	001-05647	10.31	February 27, 2006

10.30	*	Amendment to Employment Letter, dated December 16, 2008, between Mattel and Bryan G. Stockton

10.31		Mattel Incentive Plan	DEF 14A	001-05647	Appendix E	April 12, 2007

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.32	*	Amendment No. 1 to the Mattel Incentive Plan

10.33		Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002

10.34		Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)	10-Q	001-05647	10.1	October 24, 2008

10.35	*	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)

10.36	*	Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)

10.37		The Fisher-Price Pension Plan (1994 Restatement)	10-K	001-05647	10.41	March 28, 2002

10.38		Fifth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.49	March 28, 2001

10.39		Sixth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.43	March 28, 2002

10.40		Seventh Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.36	March 12, 2004

10.41		Eighth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.37	March 12, 2004

10.42		Ninth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.48	February 27, 2006

10.43		Tenth Amendment to the Fisher-Price Pension Plan	10-K	001-05647	10.48	February 26, 2007

10.44	*	Eleventh Amendment to the Fisher-Price Pension Plan

10.45		The Fisher-Price Section 415 Excess Benefit Plan	10-K	001-05647	10.42	February 26, 2008

10.46	*	The Fisher-Price Excess Benefit Plan, as amended and restated effective January 1, 2009

10.47		Mattel, Inc. Personal Investment Plan, January 1, 2006 Restatement	10-K	001-05647	10.50	February 26, 2007

10.48	*	Mattel, Inc. Personal Investment Plan, First Amendment to the January 1, 2006 Restatement

10.49		Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the “1996 Plan”)	10-K	001-05647	10.58	March 28, 2002

10.50		Amendment to the 1996 Plan	S-8	333-75145	4.2	March 26, 1999

10.51		Amendment No. 2 to the 1996 Plan	10-K	001-05647	10.42	March 10, 2000

10.52		Amendment No. 3 to the 1996 Plan	10-Q	001-05647	99.1	May 3, 2000

10.53		Amendment No. 4 to the 1996 Plan	10-K	001-05647	10.68	March 28, 2001

10.54		Amendment No. 5 to the 1996 Plan	10-Q	001-05647	99.1	October 26, 2001

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.55		Amendment to the 1996 Plan	10-K	001-05647	10.64	March 28, 2002

10.56		Amendment No. 6 to the 1996 Plan	10-Q	001-05647	99.0	August 9, 2002

10.57		Amendment No. 7 to the 1996 Plan	10-Q	001-05647	99.0	November 12, 2002

10.58		Form of Option Grant Agreement for Outside Directors (Initial Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.1	August 14, 2003

10.59		Form of Option Grant Agreement for Outside Directors (Annual Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.2	August 14, 2003

10.60		Form of Option Grant Agreement (Three Year Vesting) under the 1996 Plan, as amended	10-Q	001-05647	99.3	August 14, 2003

10.61		Form of Grant Agreement for a Restricted Stock Grant under the Mattel, Inc. 1996 Stock Option Plan	8-K	001-05647	99.6	March 18, 2005

10.62		Mattel, Inc. 1997 Premium Price Stock Option Plan (the “1997 Plan”)	DEF 14A	001-05647	A	March 26, 1998

10.63		First Amendment to the 1997 Plan	10-Q	001-05647	10.00	July 21, 1998

10.64		Second Amendment to the 1997 Plan	10-K	001-05647	10.26	March 31, 1999

10.65		Amendment No. 3 to the 1997 Plan	10-K	001-05647	10.48	March 10, 2000

10.66		Amendment No. 4 to the 1997 Plan	10-K	001-05647	10.75	March 28, 2001

10.67		Amendment No. 5 to the 1997 Plan	10-Q	001-05647	99.1	August 9, 2002

10.68		Form of Option and TLSAR Agreement under the 1997 Plan (25% Premium Grant), as amended	10-Q	001-05647	10.1	July 21, 1998

10.69		Form of Option and TLSAR Agreement under the 1997 Plan (33 1/3 % Premium Grant), as amended	10-Q	001-05647	10.2	July 21, 1998

10.70		Mattel 1999 Stock Option Plan (the “1999 Plan”)	10-K	001-05647	10.51	March 10, 2000

10.71		Amendment No. 1 to the 1999 Plan	10-Q	001-05647	99.2	May 3, 2000

10.72		Amendment No. 2 to the 1999 Plan	10-K	001-05647	10.80	March 28, 2001

10.73		Amendment No. 3 to the 1999 Plan	10-Q	001-05647	99.2	August 9, 2002

10.74		Form of Option Grant Agreement (Three Year Vesting) under the 1999 Plan, as amended	10-K	001-05647	10.77	March 12, 2004

10.75		Mattel, Inc. 2005 Equity Compensation Plan (“the 2005 Plan”)	DEF 14A	001-05647	Appendix C	April 13, 2005

10.76	*	Amendment No. 1 to the Mattel, Inc. 2005 Equity Compensation Plan

10.77		Form of Grant Agreement as of August 1, 2005 for grants to employees of Non-Qualified Stock Options (“NQSOs”) under the 2005 Plan	8-K	001-05647	99.1	August 5, 2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.78	Form of Grant Agreement as of August 1, 2006 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	August 4, 2006

10.79	Form of Grant Agreement as of May 17, 2007 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	May 18, 2007

10.80	Form of Grant Agreement as of August 1, 2006 for grants to employees of Restricted Stock Units with Dividend Equivalents (“RSUs”) under the 2005 Plan	8-K	001-05647	99.5	August 4, 2006

10.81	Form of Grant Agreement as of May 17, 2007 for grants to employees of RSUs under the 2005 Plan	8-K	001-05647	99.1	May 18, 2007

10.82	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the Mattel, Inc. 2005 Equity Compensation Plan – for Messrs. Eckert, Debrowski, Farr, Friedman, and certain other LTIP award recipients with employment agreements	10-Q	001-05647	10.1	April 25, 2008

10.83	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the Mattel, Inc. 2005 Equity Compensation Plan – for Mr. Stockton and other LTIP award recipients	10-Q	001-05647	10.2	April 25, 2008

10.84	Form of Grant Agreement for August 1, 2005 grant to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 5, 2005

10.85	Form of Grant Agreement for August 1, 2006 and August 1, 2007 grants to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.1	August 4, 2006

10.86	Form of Grant Agreement for August 1, 2006 grant to Robert A. Eckert of RSUs under the 2005 Plan	8-K	001-05647	99.6	August 4, 2006

10.87	Form of Grant Agreement for August 1, 2007 grant to Robert A. Eckert of RSUs under the 2005 Plan	8-K	001-05647	99.5	May 18, 2007

10.88	Form of Grant Agreement for August 1, 2005 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.4	August 5, 2005

10.89	Form of Grant Agreement for August 1, 2006 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 4, 2006

10.90	Form of Grant Agreement for August 1, 2007 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.4	May 18, 2007

10.91	Form of Grant Agreement for August 1, 2005 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.5	August 5, 2005

10.92	Form of Grant Agreement for August 1, 2006 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	August 4, 2006

10.93	Form of Grant Agreement for August 1, 2007 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	May 18, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.94	Form of Grant Agreement for August 1, 2005 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.6	August 5, 2005

10.95	Form of Grant Agreement for August 1, 2006 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.4	August 4, 2006

10.96	Form of Grant Agreement for August 1, 2007 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.2	May 18, 2007

10.97	Form of Grant Agreement for October 18, 2005 grant to Neil B. Friedman of RSUs under the 2005 Plan	8-K	001-05647	99.1	October 14, 2005

10.98	Form of Amendment to Grant Agreement for October 18, 2005 grant to Neil B. Friedman of RSUs under the 2005 Plan	8-K	001-05647	99.4	May 12, 2006

10.99	Form of Grant Agreement as of March 16, 2006 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.1	March 17, 2006

10.100	Form of Grant Agreement as of March 16, 2006 for Initial Grant to Outside Director of RSUs under the 2005 Plan	10-Q	001-05647	99.0	May 3, 2006

10.101	Form of Grant Agreement as of September 15, 2006 for Initial Grant to Outside Director of RSUs under the 2005 Plan	10-Q	001-05647	99.0	August 2, 2006

10.102	Form of Grant Agreement as of May 17, 2007 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.6	May 18, 2007

10.103	Form of Grant Agreement as of May 17, 2007 for Initial Grant to Outside Director of RSUs under the 2005 Plan	8-K	001-05647	99.7	May 18, 2007

10.104	Form of Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	10-Q	001-05647	99.0	August 3, 2005

10.105	Form of Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of RSUs under the 2005 Plan	10-Q	001-05647	99.1	August 3, 2005

10.106	Form of Amendment to Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of RSUs under the 2005 Plan	8-K	001-05647	99.3	May 12, 2006

10.107	Form of Grant Agreement for May 11, 2006 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.1	May 12, 2006

10.108	Form of Grant Agreement for May 11, 2006 Annual Grants to Outside Directors of RSUs under the 2005 Plan	8-K	001-05647	99.2	May 12, 2006

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.109	Form of Grant Agreement for May 18, 2007 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.8	May 18, 2007

10.110	Form of Grant Agreement for May 18, 2007 Annual Grants to Outside Directors of RSUs under the 2005 Plan	8-K	001-05647	99.9	May 18, 2007

10.111	Mattel, Inc. Key Executive Life Insurance Plan (for Robert A. Eckert)	10-K	001-05647	10.109	February 26, 2007

10.112*	Mattel, Inc. Summary of Compensation of the Non-Employee Members of the Board of Directors

11.0*	Computation of Income per Common and Potential Common Share

12.0*	Computation of Earnings to Fixed Charges

21.0*	Subsidiaries of the Registrant as of December 31, 2008

23.0*	Consent of Independent Registered Public Accounting Firm

24.0*	Power of Attorney (on page 115 of Form 10-K)

31.0*	Certification of Principal Executive Officer dated February 26, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated February 26, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated February 26, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

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

Kevin M. Farr Chief Financial Officer

Date: February 26, 2009

POWER OF ATTORNEY

We, the undersigned directors and officers of Mattel, Inc. do hereby severally constitute and appoint Robert A. Eckert, Robert Normile, Andrew Paalborg, and Tully M. Friedman, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT A. ECKERT Robert A. Eckert	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2009

/s/ KEVIN M. FARR Kevin M. Farr	Chief Financial Officer (principal financial officer)	February 26, 2009

/s/ H. SCOTT TOPHAM H. Scott Topham	Senior Vice President and Corporate Controller (principal accounting officer)	February 26, 2009

/s/ MICHAEL J. DOLAN Michael J. Dolan	Director	February 26, 2009

/s/ DR. FRANCES D. FERGUSSON Dr. Frances D. Fergusson	Director	February 26, 2009

Signature	Title	Date

/s/ TULLY M. FRIEDMAN Tully M. Friedman	Director	February 26, 2009

/s/ DOMINIC NG Dominic Ng	Director	February 26, 2009

/s/ VASANT M. PRABHU Vasant M. Prabhu	Director	February 26, 2009

/s/ ANDREA L. RICH Andrea L. Rich	Director	February 26, 2009

/s/ RONALD L. SARGENT Ronald L. Sargent	Director	February 26, 2009

/s/ DEAN A. SCARBOROUGH Dean A. Scarborough	Director	February 26, 2009

/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Director	February 26, 2009

/s/ G. CRAIG SULLIVAN G. Craig Sullivan	Director	February 26, 2009

/s/ KATHY BRITTAIN WHITE Kathy Brittain White	Director	February 26, 2009

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations	Net Deductions		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2008	$21,464	$19,680	$(15,250	)(a)	$25,894
Year ended December 31, 2007	19,402	6,203	(4,141	)(a)	21,464
Year ended December 31, 2006	24,577	3,399	(8,574	)(a)	19,402

Allowance for Inventory Obsolescence
Year ended December 31, 2008	$51,701	$52,512	$(45,089	)(b)	$59,124
Year ended December 31, 2007	43,263	35,327	(26,889	)(b)	51,701
Year ended December 31, 2006	60,535	22,953	(40,225	)(b)	43,263

Income Tax Valuation Allowances
Year ended December 31, 2008	$164,553	$848	$(14,438	)(c)	$150,963
Year ended December 31, 2007	185,459	11,815	(32,721	)(c)	164,553
Year ended December 31, 2006	201,809	12,564	(28,914	)(c)	185,459

(a)	Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.
(b)	Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw materials, write-downs and currency translation adjustments.
(c)	Primarily represents utilization and write-offs of loss carryforwards.