Form 10-Q
period 2009-03-31
MATTEL INC /DE/
filed 2009-04-29
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2009

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 27, 2009:

358,534,844 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	March 31, 2008	December 31, 2008
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$404,872	$624,863	$617,694
Accounts receivable, net	565,314	728,229	873,542
Inventories	487,886	534,158	485,925
Prepaid expenses and other current assets	375,561	314,503	409,689

Total current assets	1,833,633	2,201,753	2,386,850

Noncurrent Assets
Property, plant, and equipment, net	516,424	514,747	536,162
Goodwill	812,233	846,264	815,803
Other noncurrent assets	943,659	878,728	936,224

Total Assets	$4,105,949	$4,441,492	$4,675,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	150,000	10,000	150,000
Accounts payable	198,584	307,591	421,736
Accrued liabilities	401,545	505,709	649,383
Income taxes payable	20,838	3,214	38,855

Total current liabilities	770,967	826,514	1,259,974

Noncurrent Liabilities
Long-term debt	750,000	900,000	750,000
Other noncurrent liabilities	538,939	375,704	547,930

Total noncurrent liabilities	1,288,939	1,275,704	1,297,930

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,650,966	1,632,945	1,642,092
Treasury stock at cost; 82.9 million shares, 78.9 million shares and 82.9 million shares, respectively	(1,620,062)	(1,548,725)	(1,621,264)
Retained earnings	2,034,654	1,930,838	2,085,573
Accumulated other comprehensive loss	(460,884)	(117,153)	(430,635)

Total stockholders’ equity	2,046,043	2,339,274	2,117,135

Total Liabilities and Stockholders’ Equity	$4,105,949	$4,441,492	$4,675,039

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited; in thousands, except per share amounts)
Net Sales	$785,646	$919,299
Cost of sales	439,774	522,463

Gross Profit	345,872	396,836
Advertising and promotion expenses	84,064	102,961
Other selling and administrative expenses	317,017	330,410

Operating Loss	(55,209)	(36,535)
Interest expense	15,917	16,049
Interest (income)	(3,478)	(8,547)
Other non-operating (income) expense, net	(2,198)	15,765

Loss Before Income Taxes	(65,450)	(59,802)
Benefit for income taxes	(14,464)	(13,156)

Net Loss	$(50,986)	$(46,646)

Net Loss Per Common Share—Basic	$(0.14)	$(0.13)

Weighted average number of common shares	358,891	361,751

Net Loss Per Common Share—Diluted	$(0.14)	$(0.13)

Weighted average number of common and potential common shares	358,891	361,751

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(50,986)	$(46,646)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Net gain on disposal of property, plant, and equipment	—	(100)
Depreciation	38,388	40,315
Amortization	5,977	2,911
Deferred income taxes	(8,169)	(25,668)
Share-based compensation	9,438	7,050
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	291,386	289,525
Inventories	(4,539)	(89,921)
Prepaid expenses and other current assets	(27,528)	(31,404)
Accounts payable, accrued liabilities, and income taxes payable	(477,021)	(365,647)
Other, net	8,247	(44,850)

Net cash flows used for operating activities	(214,807)	(264,435)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(9,366)	(16,544)
Purchases of other property, plant, and equipment	(10,766)	(16,153)
Proceeds from sale of investments	55,400	—
Proceeds from sale of other property, plant, and equipment	135	1,388
(Payments) proceeds from foreign currency forward exchange contracts	(12,112)	34,256

Net cash flows provided by investing activities	23,291	2,947

Cash Flows From Financing Activities:
Payments of short-term borrowings	—	(349,003)
Payments of long-term borrowings	—	(40,000)
Proceeds from long-term borrowings	—	347,182
Payment of credit facility renewal costs	(10,208)	—
Share repurchases	—	(129)
Proceeds from exercise of stock options	206	13,320
Other, net	499	373

Net cash flows used for financing activities	(9,503)	(28,257)

Effect of Currency Exchange Rate Changes on Cash	(11,803)	13,460

Decrease in Cash and Equivalents	(212,822)	(276,285)
Cash and Equivalents at Beginning of Period	617,694	901,148

Cash and Equivalents at End of Period	$404,872	$624,863

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, gross	$24,935	$22,369
Interest	12,093	9,301

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal recurring nature, considered necessary for a fair presentation of the financial position and interim results of Mattel, Inc. and its subsidiaries (“Mattel”) as of and for the periods presented, have been included. Because Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

The year-end balance sheet data was derived from audited financial statements, however, the accompanying interim notes to the consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America.

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2008 Annual Report on Form 10-K.

2.	Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts of $23.2 million as of March 31, 2009 and 2008, and $25.9 million as of December 31, 2008.

3.	Inventories

Inventories include the following:

	March 31, 2009	March 31, 2008	December 31, 2008
	(In thousands)
Raw materials and work in process	$63,996	$58,350	$57,311
Finished goods	423,890	475,808	428,614

	$487,886	$534,158	$485,925

4.	Property, Plant, and Equipment

Property, plant, and equipment, net include the following:

	March 31, 2009	March 31, 2008	December 31, 2008
	(In thousands)
Land	$26,694	$26,940	$26,499
Buildings	237,040	241,078	237,561
Machinery and equipment	754,302	814,624	758,656
Tools, dies, and molds	553,565	600,486	544,789
Capital leases	23,271	23,271	23,271
Leasehold improvements	168,272	152,072	162,288

	1,763,144	1,858,471	1,753,064
Less: accumulated depreciation	(1,246,720)	(1,343,724)	(1,216,902)

	$516,424	$514,747	$536,162

5.	Goodwill

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment level, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands, and International. Mattel tests its goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based on the fair value of the cash flows that the reporting units can be expected to generate in the future.

The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2009 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact for the US reporting units.

	December 31, 2008	Impact of Currency Exchange Rate Changes	March 31, 2009
	(In thousands)
Mattel Girls Brands US	$29,224	$(489)	$28,735
Mattel Boys Brands US	130,883	(407)	130,476
Fisher-Price Brands US	215,520	(96)	215,424
American Girl Brands	207,571	—	207,571
International	232,605	(2,578)	230,027

	$815,803	$(3,570)	$812,233

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	March 31, 2009	March 31, 2008	December 31, 2008
	(In thousands)
Deferred income taxes	$533,807	$492,862	$524,451
Nonamortizable identifiable intangibles	128,382	128,382	128,382
Identifiable intangibles (net of amortization of $63.2 million, $54.5 million, and $61.8 million, respectively)	102,355	68,140	107,447
Other	179,115	189,344	175,944

	$943,659	$878,728	$936,224

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

7.	Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy defined by Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, are as follows:

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

Mattel does not have any significant financial assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of March 31, 2009, March 31, 2008, or December 31, 2008. Mattel’s financial assets and liabilities measured using Level 2 inputs include the following:

	March 31, 2009	March 31, 2008	December 31, 2008
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$30,594	$13,531	$24,714

Liabilities:
Foreign currency forward exchange contracts (a)	$19,516	$44,772	$12,326
Interest rate swaps (b)	2,495	5,304	1,934

Total liabilities	$22,011	$50,076	$14,260

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	The fair value of the interest rate swaps is based on dealer quotes using cash flows discounted at relevant market interest rates.

Effective January 1, 2009, Mattel adopted SFAS No. 157, for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS No. 157 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact Mattel’s financial position or results of operations for the three months ended March 31, 2009, and Mattel does not expect the adoption to have a material impact on the amounts reported in the financial statements in future periods.

8.	Accrued Liabilities

Accrued liabilities include the following:

	March 31, 2009	March 31, 2008	December 31, 2008
	(In thousands)
Royalties	$35,781	$51,444	$86,152
Advertising and promotion	32,612	51,478	56,941
Derivatives payable	21,797	44,680	11,757
Receivable collections due bank	2,009	24,523	82,245
Other	309,346	333,584	412,288

	$401,545	$505,709	$649,383

9.	Product Recalls and Withdrawals

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

The following table summarizes Mattel’s reserves and reserve activity for the 2007 Product Recalls and the 2008 Product Withdrawal for the three months ended March 31, 2009:

	Reserves at December 31, 2008	Reserves Used	Changes in Estimates	Impact of Currency Exchange Rate Changes	Reserves at March 31, 2009
	(In thousands)
Product returns/redemption	$3,605	$(423)	$(576)	$(8)	$2,598
Other	1,338	(61)	(12)	(10)	1,255

	$4,943	$(484)	$(588)	$(18)	$3,853

The following table summarizes Mattel’s reserves and reserve activity for the 2007 Product Recalls for the three months ended March 31, 2008:

	Reserves at December 31, 2007	Reserves Used	Changes in Estimates	Impact of Currency Exchange Rate Changes	Reserves at March 31, 2008
	(In thousands)
Product returns/redemption	$12,612	$(7,932)	$2,460	$399	$7,539
Other	2,360	(879)	768	—	2,249

	$14,972	$(8,811)	$3,228	$399	$9,788

Following the announcement of the 2007 Product Recalls and 2008 Product Withdrawal, a number of lawsuits were filed against Mattel with respect to the recalled and withdrawn products, which are more fully described in Note 12 to the Consolidated Financial Statements in Mattel’s 2008 Annual Report on Form 10-K and Note 21, “Contingencies,” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2009, Mattel recorded charges of $20.9 million, which are included in other selling and administrative expenses to reserve for the settlement of a portion of the above-described product liability related litigation.

Although management is not aware of any additional quality or safety issues that are likely to result in material recalls or withdrawals, there can be no assurance that additional issues will not be identified in the future.

10.	Restructuring Charges

During the second quarter of 2008, Mattel initiated the Global Cost Leadership program, which is designed to improve operating efficiencies and leverage Mattel’s global scale to improve profitability and operating cash flows. The major initiatives of Mattel’s Global Cost Leadership program include:

•	A global reduction in Mattel’s professional workforce of approximately 1,000 employees that was implemented in November 2008.

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

In connection with the Global Cost Leadership program, during the three months ended March 31, 2009, Mattel recorded severance and other termination-related charges of approximately $5 million, which are included in other selling and administrative expenses. The following table summarizes Mattel’s severance and other termination costs activity for the three months ended March 31, 2009 (in thousands):

	Reserves at December 31, 2008	Additional Expenses Incurred	Payments	Reserves at March 31, 2009
Severance	$17,115	$4,686	$(9,760)	$12,041
Other termination costs	881	13	(54)	840

	$17,996	$4,699	$(9,814)	$12,881

11.	Seasonal Financing

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated on March 23, 2009 to, among other things, (i) extend the maturity date of the credit facility to March 23, 2012, (ii) reduce aggregate commitments under the credit facility from $1.3 billion to $880.0 million, with an “accordion feature,” which would allow Mattel to increase the availability under the credit facility to $1.08 billion under certain circumstances, (iii) add an interest rate floor equal to 30 day LIBOR plus 1.00% for base rate loans under the credit facility, (iv) increase the applicable interest rate margins to a range of 2.00% to 3.00% above the applicable base rate for base rate loans, and 2.5% to 3.5% above the applicable LIBOR rate for Eurodollar rate loans, depending on Mattel’s senior unsecured long term debt rating, (v) increase commitment fees to a range of 0.25% to 0.75% of the unused commitments under the credit facility, and (vi) replace the consolidated debt-to-capital ratio with a consolidated debt-to-earnings before interest, taxes, depreciation, and amortization ratio. In addition, on April 29, 2009, Mattel utilized the accordion feature under the credit facility to increase aggregate commitments under the credit facility from $880.0 million to $940.0 million, while reducing availability under the accordion feature from $200.0 million to $140.0 million.

Mattel has a $300.0 million domestic receivables sales facility that is a sub-facility of Mattel’s domestic unsecured committed revolving credit facility, which was also amended in connection with the amendment of the credit facility. The amendment to the receivables sales facility, among other things, (i) extended the maturity date of the receivables sales facility to March 23, 2012, and (ii) incorporated the credit facility’s increased applicable interest rate margins described above.

12.	Long-term Debt

Long-term debt includes the following:

	March 31, 2009	March 31, 2008	December 31, 2008
	(In thousands)
Medium-term notes due April 2009 to November 2013	$250,000	$260,000	$250,000
2006 Senior Notes due June 2009 to June 2011	300,000	300,000	300,000
2008 Senior Notes due March 2013	350,000	350,000	350,000

	900,000	910,000	900,000
Less: current portion	(150,000)	(10,000)	(150,000)

	$750,000	$900,000	$750,000

13.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	March 31, 2009	March 31, 2008	December 31, 2008
	(In thousands)
Benefit plan liabilities	$283,844	$144,874	$286,557
Noncurrent tax liabilities	132,667	119,182	132,744
Other	122,428	111,648	128,629

	$538,939	$375,704	$547,930

14.	Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
Net loss	$(50,986)	$(46,646)
Currency translation adjustments	(39,125)	72,823
Defined benefit pension plans, net prior service cost and net actuarial loss	(5,985)	304
Net unrealized gains/losses on derivative instruments:
Unrealized holding gains/losses	16,522	(18,580)
Reclassification adjustment for realized gains/losses included in net loss	(1,661)	4,110

	14,861	(14,470)

	$(81,235)	$12,011

The components of accumulated other comprehensive loss are as follows:

	March 31, 2009	March 31, 2008	December 31, 2008
	(In thousands)
Currency translation adjustments	$(313,976)	$(9,451)	$(274,851)
Defined benefit pension and other postretirement plans, net of tax	(166,698)	(72,773)	(160,713)
Net unrealized gain (loss) on derivative instruments, net of tax	19,790	(34,929)	4,929

	$(460,884)	$(117,153)	$(430,635)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. For the three months ended March 31, 2009, currency translation adjustments resulted in a net loss of $39.1 million, with losses primarily from the weakening of the Euro, British pound sterling, and Mexican peso against the US dollar. For the three months ended March 31, 2008, currency translation adjustments resulted in a net gain of $72.8 million, with gains from the strengthening of the Euro, Chilean peso, and Mexican peso against the US dollar.

15.	Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in non-operating (income) expense in the consolidated statements of operations. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, and Venezuelan bolivar fuerte are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction (gains) losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
Operating loss	$(14,394)	$(14,997)
Other non-operating (income) expense, net	(2,378)	16,758

Net transaction (gains) loss	$(16,772)	$1,761

16.	Derivative Instruments

Effective January 1, 2009 and as required, Mattel adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The adoption of SFAS No. 161 had no impact on Mattel’s financial statements.

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates up to 18 months. These cash flow hedges are accounted for under SFAS No. 133, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive loss (“AOCL”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of March 31, 2009, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.16 billion, which was equal to the exposure hedged.

In connection with the issuance of its $100.0 million of unsecured floating rate senior notes (“Floating Rate Senior Notes”), Mattel entered into two interest rate swap agreements, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133, whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive loss. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.871%. The three-month LIBOR used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

The following table presents Mattel’s derivative assets and liabilities at March 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$28,214	Accrued liabilities	$10,126
Foreign currency forward exchange contracts	Other noncurrent assets	2,380	Other noncurrent liabilities	214
Interest rate swaps		—	Accrued liabilities	2,495

Total derivatives designated as hedging instruments under SFAS No. 133		$30,594		$12,835

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency forward exchange contracts		$—	Accrued liabilities	$9,176

The following table presents the location and amount of gains and losses, net of taxes, from derivatives reported in the consolidated statements of operations for the three months ended March 31, 2009:

	Amount of (Gain) Loss Recognized in AOCL	Amount of (Gain) Reclassified from AOCL to Statements of Operations	Statements of Operations Location
	(in thousands)
Derivatives designated as hedging instruments under SFAS No. 133
Foreign currency forward exchange contracts	$16,871	$(1,661)	Cost of sales
Interest rate swaps	(349)	—

Total	$16,522	$(1,661)

The $1.7 million net gain reclassified from AOCL to the statements of operations is offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Loss Recognized in the Statements of Operations	Statements of Operations Location
	(in thousands)
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency forward exchange contracts	$22,060	Other non-operating (income) expense

The $22.1 million net loss recognized in the statements of operations is offset by transaction net gains on the related hedged items.

17.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
Design and development	$40,120	$42,612
Identifiable intangible asset amortization	2,724	2,488

18.	Loss Per Share

Effective January 1, 2009, Mattel adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method as described in SFAS No. 128, Earnings Per Share.

Basic net loss per common share is computed by dividing reported net loss by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common shares and potential common shares outstanding during each period. The calculation of potential common shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices. All potential common shares were excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2009 and 2008 because they were anti-dilutive due to Mattel’s net loss position.

19.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 7 to the Consolidated Financial Statements in its 2008 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
Service cost	$3,382	$3,324
Interest cost	7,500	6,585
Expected return on plan assets	(7,348)	(6,734)
Amortization of prior service cost	385	478
Recognized actuarial loss	3,025	1,462

	$6,944	$5,115

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
Service cost	$26	$24
Interest cost	664	717
Recognized actuarial loss	177	129

	$867	$870

During the three months ended March 31, 2009, Mattel made cash contributions totaling approximately $5 million and $1 million, respectively, to its defined benefit pension and postretirement benefit plans.

20.	Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in Note 10 to the Consolidated Financial Statements in its 2008 Annual Report on Form 10-K. Under the Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”), Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options expire no later than ten years from the date of grant and both stock options and RSUs generally provide for vesting over a period of three years from the date of grant. Such stock options under the 2005 Plan were granted with exercise prices at or above the fair market value of Mattel’s common stock on the applicable measurement dates.

Compensation expense, included within other selling and administrative expense, related to stock options and RSUs is as follows:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
Stock option compensation expense	$2,462	$1,786
RSU compensation expense	6,976	5,264

	$9,438	$7,050

During the three months ended March 31, 2009, Mattel recognized compensation expense of $0.5 million, which is included in the RSU compensation expense amounts noted above, for performance RSUs granted in connection with its January 1, 2008 – December 31, 2010 Long Term Incentive Plan, as more fully described in Note 7 to the Consolidated Financial Statements in its 2008 Annual Report on Form 10-K.

As of March 31, 2009, total unrecognized compensation cost related to unvested share-based payments totaled $62.4 million and is expected to be recognized over a weighted-average period of 1.9 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the three months ended March 31, 2009 and 2008 was $0.2 million and $13.3 million, respectively.

21.	Contingencies

With regard to the claims against Mattel described below, Mattel intends to defend itself vigorously. Except as described in Note 9, “Product Recalls and Withdrawals,” management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of March 31, 2009. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

In April 2005, MGA filed suit against Mattel in the United States District Court for the Central District of California. MGA’s action alleges claims of trade dress infringement, trade dress dilution, false designation of origin, unfair competition, and unjust enrichment. The suit alleges, among other things, that certain products, themes, packaging, and/or television commercials in various Mattel product lines have infringed upon products, themes, packaging, and/or television commercials for various MGA product lines, including Bratz. The complaint also asserts that various alleged Mattel acts with respect to unidentified retailers, distributors, and licensees have damaged MGA and that various alleged acts by industry organizations, purportedly induced by Mattel, have damaged MGA. MGA’s suit alleges that MGA has been damaged in an amount “believed to reach or exceed tens of millions of dollars” and further seeks punitive damages, disgorgement of Mattel’s profits and injunctive relief.

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

Post-trial, Mattel moved the Court to enjoin MGA from producing infringing products in the future. Mattel also asked the Court to award to Mattel certain rights in the term “Bratz”, which the jury found Bryant had conceived and created while a Mattel employee. Mattel also moved the Court to enter declaratory relief confirming, among other things, Mattel’s rights in the Bratz works found by the jury to have been created by Bryant during his Mattel employment. MGA filed motions as well, including a motion that asserted the Court should rule for MGA on equitable affirmative defenses such as laches, waiver and estoppel against Mattel’s claims. On December 3, 2008, the Court issued a series of orders rejecting MGA’s equitable defenses and granting Mattel’s motions, including an order enjoining the MGA party defendants from manufacturing, marketing, or selling certain Bratz fashion dolls or from using the “Bratz” name. The Court stayed the effect of the December 3, 2008 injunctive orders until further order of the Court and entered a further specified stay of the injunctive orders on January 7, 2009.

The parties filed and argued additional motions for post-trial relief, including a request by MGA to enter judgment as a matter of law on Mattel’s claims in MGA’s favor and to reduce the jury’s damages award to Mattel. Mattel additionally moved for the appointment of a receiver. On April 27, 2009, the Court entered an order confirming that Bratz works found by the jury to have been created by Bryant during his Mattel employment are and were Mattel’s property and that hundreds of Bratz female fashion dolls infringe Mattel’s copyrights. The Court also upheld the jury’s award of damages in the amount of $100 million and ordered an accounting of post-trial Bratz sales. The Court further vacated the stay of the December 3, 2008 orders, except to the extent specified by the Court’s January 7, 2009 modification. Finally, the Court appointed a temporary receiver with powers to manage, supervise and oversee the Bratz brand and assets of the MGA entities.

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

On November 19, 2007, the California Attorney General, joined by the Los Angeles City Attorney, brought suit against Mattel and Fisher-Price, along with a number of other entities alleged to have manufactured and/or sold children’s products that exposed children to lead, in Alameda County Superior Court in California. The complaint asserted claims for violation of Proposition 65 (California Health & Safety Code § 25249.6 et seq.) and the California Unfair Competition Act (California Business & Professions Code § 17200 et seq.) and sought civil penalties up to $2,500 per day for each violation of each statute, restitution pursuant to Business & Professions Code § 17203, and injunctive relief. The filing of this action by the Attorney General precluded several environmental non-profit groups that had issued pre-suit notices of intent to bring Proposition 65 claims from proceeding with such claims of their own. The California Attorney General’s lawsuit was served on Mattel and Fisher-Price on January 23, 2008. The Alameda County Superior Court designated the case as complex. On November 12, 2008, Mattel reached a settlement of the lawsuit in which it did not admit liability, but agreed to make certain payments totaling $1 million, to implement certain quality assurance measures, and to comply as of the effective date of the settlement with certain federal lead standards scheduled to become effective at various times in the future. On December 31, 2008, the Court approved a consent judgment among Mattel, Fisher-Price, and Plaintiffs reflecting the terms of the settlement.

In addition, Mattel has responded to formal and informal inquiries from, and produced certain information and documents to, a number of state attorneys general. In December 2008 and January 2009, Mattel and Fisher-Price entered into consent judgments with Alabama, Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Vermont, Washington, West Virginia, Wisconsin, and Wyoming. Under the terms of the consent judgments, Mattel and Fisher-Price agreed to pay a total of $12 million to be divided among the various states and to comply as of the effective date of the settlements with certain federal lead standards scheduled to become effective at various times in the future. The consent judgments have been approved by the respective courts in each of these states, except in Illinois where approval remains pending.

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

On June 18, 2008, the court held that the action brought by IBEDEC was without merit, and on July 1, 2008, IBEDEC filed an appeal. On July 23, 2008, Mattel do Brasil submitted its appellate brief. On September 15, 2008, the Public Prosecutor’s Office submitted its opinion to the court, which supported upholding the original decision, given that no reason had been cited for ordering the company to pay pain and suffering damages. Moreover, just as the judge had done, the Public Prosecutor’s Office determined that the mere recall of products does not trigger any obligation to indemnify any party. On November 4, 2008, the panel of three appellate judges unanimously upheld the lower court’s decision. On November 18, 2008, IBEDEC filed a special appeal and on January 5, 2009 Mattel do Brasil filed its response. On February 2, 2009, the special appeal lodged by IBEDEC was rejected. In February, 2009, IBEDEC filed a new interlocutory appeal, and on March, 16, 2009, Mattel do Brasil presented its counter arguments to the IBEDEC interlocutory appeal. Currently, Mattel do Brasil is awaiting the judgment of this new appeal.

On July 9, 2008, the court also rendered a decision concerning the action brought by CPLeg/RJ. The judge rejected the claim for general damages, but Mattel do Brasil was ordered to provide product-exchange outlets in certain locations for replacement of the recalled products, to publish in newspapers the provisions of the court decision, and to make available on its website the addresses of the outlets for replacement of recalled products and the provisions of the court’s decision. The decision also allowed the consumers who were affected by the recall to submit information to the court, so that the applicability of pecuniary damages can be analyzed later, on a case by case basis. It finally ordered Mattel do Brasil to pay attorneys’ fees in an amount equal to 10% of the value placed on the claim (with a value placed on the claim of approximately $12,500). Mattel do Brasil filed a motion seeking to resolve apparent discrepancies in the court’s decision, but the judge sustained the decision, as rendered, and Mattel do Brasil filed its appeal of such decision. On September 19, 2008, the appellate court accepted Mattel’s appeal for purposes of remand, only, and not to stay the proceedings. Seeking to prevent execution on the judgment, Mattel do Brasil filed an interlocutory appeal and requested the court grant a preliminary injunction. On October 14, 2008 the injunction was granted. On February 5, 2009, the court heard the interlocutory appeal and confirmed the injunction. The court date to hear the appeal for purposes of remand is still pending.

Since August 20, 2007, the Department of Consumer Protection and Defense (“DPDC”), the Consumer Protection Office (“PROCON”) of São Paulo, Mato Grosso and Rio de Janeiro, and public prosecutors from the States of Pernambuco, Rio Grande do Norte, and Rio de Janeiro have brought eight administrative proceedings against Mattel do Brasil, alleging that the company offered products whose risks to consumers’ health and safety should have been known by Mattel. The proceedings have been filed with the following administrative courts: (a) DPDC (DPDC v. Mattel do Brasil Ltda., filed on August 20, 2007, and DPDC v. Mattel do Brasil Ltda., filed on September 14, 2007); (b) PROCON (PROCON/MT v. Mattel do Brasil, filed on August 29, 2007, PROCON/SP v. Mattel do Brasil, filed on September 4, 2007, and PROCON/RJ v. Mattel do Brasil, filed on August 27, 2007); and (c) the Public Prosecutor’s Office (MP/RJ v. Mattel do Brasil, filed on September 27, 2007, MP/PE v. Mattel do Brasil, filed on September 28, 2007, and MP/RN v. Mattel do Brasil, filed on October 10, 2007). The administrative proceedings generally state claims based on the alleged negligence of Mattel do Brasil regarding recalled products. In the PROCON/SP proceeding, plaintiff estimated a fine equivalent to approximately $400,000. None of the other administrative proceedings listed above specify the amount of the penalties that could be applied if the claims against Mattel do Brasil are successful. On December 21, 2007, PROCON/SP rendered a decision and decided to impose a fine on Mattel do Brasil in the approximate amount of $200,000. On January 9, 2008, Mattel do Brasil filed an administrative appeal regarding the decision of December 21, 2007. On January 29, 2009, the administrative appeal was not granted and as a consequence Mattel do Brasil decided to pursue further adjudication of this matter in the Brazilian courts.

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

All of the actions in Brazil are progressing and are at various stages of adjudication as described above.

22.	Segment Information

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

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Dora the Explorer®, Winnie the Pooh™, Go-Diego-Go!®, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

American Girl Brands—including Just Like You®, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalogue, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

Additionally, the International segment sells products in all toy categories, except American Girl Brands.

The following tables present information about revenues, income (loss), and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income (loss) from operations represents operating income (loss), while consolidated loss from operations represents loss from operations before income taxes as reported in the consolidated statements of operations. The corporate and other category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency rates on intercompany transactions.

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$220,933	$225,545
Fisher-Price Brands US	170,272	189,853
American Girl Brands	66,430	69,277

Total Domestic	457,635	484,675
International	399,504	521,992

Gross sales	857,139	1,006,667
Sales adjustments	(71,493)	(87,368)

	$785,646	$919,299

Segment Income (Loss)
Domestic:
Mattel Girls & Boys Brands US	$14,086	$2,651
Fisher-Price Brands US	(4,016)	(1,438)
American Girl Brands	(2,753)	(1,663)

Total Domestic	7,317	(450)
International	9,298	23,864

	16,615	23,414
Corporate and other expense (a)	(71,824)	(59,949)

Operating loss	(55,209)	(36,535)
Interest expense	15,917	16,049
Interest (income)	(3,478)	(8,547)
Other non-operating (income) expense, net	(2,198)	15,765

Loss before income taxes	$(65,450)	$(59,802)

(a)	Corporate and other expense includes (i) stock compensation expense of $9.4 million and $7.1 million for the three months ended March 31, 2009 and 2008, respectively, (ii) accrued incentive compensation liabilities, (iii) $20.9 million legal settlement reserve for product liability related litigation, (iv) legal fees associated with the product recall-related litigation, and (v) legal fees associated with MGA litigation matters.

	March 31, 2009	March 31, 2008	December 31, 2008
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$159,727	$208,483	$249,013
Fisher-Price Brands US	172,156	192,436	198,241
American Girl Brands	70,198	65,786	62,718

Total Domestic	402,081	466,705	509,972
International	579,288	748,653	755,735

	981,369	1,215,358	1,265,707
Corporate and other	71,831	47,029	93,760

Accounts receivable and inventories, net	$1,053,200	$1,262,387	$1,359,467

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$504,024	$592,780
Fisher-Price Brands	283,735	341,308
American Girl Brands	66,430	69,086
Other	2,950	3,493

Gross sales	857,139	1,006,667
Sales adjustments	(71,493)	(87,368)

Net sales	$785,646	$919,299

23.	New Accounting Pronouncements

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Mattel does not expect the adoption of FSP No. FAS 157-4 to have a material effect on its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”). FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. Mattel does not expect the adoption of FSP No. FAS 115-2 to have a material effect on its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Mattel does not expect the adoption of FSP No. FAS 107-1 and APB 28-1 to have a material effect on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1, of this Quarterly Report. Mattel’s business is seasonal; therefore, results of operations are comparable only with corresponding periods.

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Mattel is including this cautionary statement to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. These forward-looking statements are all based on currently available operating, financial, economic and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties detailed in Item 1A. “Risk Factors” in Mattel’s 2008 Annual Report on Form 10-K.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket® , Little Mommy®, Disney Classics, and High School Musical™ (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, Speed Racer®, and Tyco R/C® vehicles and playsets (collectively “Wheels”), and CARS™, Radica® , Speed Racer®, Batman®, and Kung Fu Panda® products, and games and puzzles (collectively “Entertainment”).

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

Mattel’s objective is to continue to create long-term shareholder value by generating strong cash flow and deploying it in a disciplined and opportunistic manner as outlined in Mattel’s capital and investment framework (see “Liquidity and Capital Resources—Capital and Investment Framework”). To achieve this objective, management has established three overarching goals.

The first goal is to enhance innovation in order to reinvigorate the Barbie® brand, while maintaining growth in other core brands, by continuing to develop popular toys. Additionally, Mattel plans to pursue additional licensing arrangements and strategic partnerships to extend its portfolio of brands into areas outside of traditional toys.

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

First Quarter 2009 Overview

First quarter 2009 operating results were as expected as Mattel continues to manage through the challenges of the global economic and retail environments. Mattel expected revenues to be under pressure, with net sales declining 15% in the first quarter of 2009, as compared to the first quarter of 2008, as a result of weakening foreign exchange in international markets, retail softness including retailers reducing inventory levels, and fewer entertainment-related products in 2009. Despite the pressures in revenue, Mattel has made progress with aligning prices and input costs, controlling other selling and administrative expenses, executing its Global Cost Leadership program, and tightly managing its cash and capital expenditures. More specifically:

•

Gross profit, as a percentage of net sales, increased from 43.2% in the first quarter of 2008 to 44.0% in the first quarter of 2009, primarily due to the benefit of price increases that were effective January 1, 2009, partially offset by input cost pressures and unfavorable changes in foreign currency exchange rates.

•

Other selling and administrative expenses decreased from $330.3 million in the first quarter of 2008 to $317.0 million in the first quarter of 2009, primarily due to net cost savings related to the Global Cost Leadership program, the impact of foreign currency exchange benefit, and lower MGA and recall litigation expenses, partially offset by a $20.9 million legal settlement reserve for product liability related litigation.

•	Capital expenditures decreased from $32.7 million in the first quarter of 2008 to $20.1 million in the first quarter of 2009.

2009 and Beyond

Management expects the unfavorable economic conditions experienced in 2008 to continue through the remainder of 2009. Management also expects Mattel’s revenues to continue to be under pressure as a result of retail softness driven by a continued pull-back in consumers’ willingness to spend and retailers’ desire to reduce inventories, weakening foreign exchange in international markets, and fewer entertainment-related products in 2009. As a result, Mattel is managing its business based on realistic revenue assumptions and taking actions intended to improve profitability and strengthen its balance sheet:

•	A modest price increase for Mattel’s spring 2009 product line which was initiated in 2008;

•	Mattel continues to renegotiate product costs with vendors;

•	Mattel is evaluating reductions to the number of stock keeping units (“SKUs”) it offers;

•	Mattel is reassessing its advertising spending and strategy with the expectation that 2009 advertising expense will be at the low end of its historical range of 11 to 13 percent of net sales; and

•

Mattel initiated its Global Cost Leadership Program in 2008, which includes a global reduction in its professional workforce of approximately 1,000 employees implemented in November 2008, a coordinated efficiency strategic plan that includes structural changes designed to lower costs and improve efficiencies, and additional procurement initiatives designed to fully leverage Mattel’s global scale. This program is expected to generate approximately $90 million to $100 million of net cost savings in 2009, and approximately $180 million to $200 million of cumulative net cost savings by the end of 2010.

Management expects to focus on profitability and margins and conserve cash in 2009. As a result, Mattel is planning to tightly manage its capital expenditures to a level that is more consistent with its levels of capital expenditures in 2003 through 2007. In addition, given the current volatile global economic environment, Mattel is prioritizing protecting Mattel’s dividend to shareholders and minimizing strategic acquisitions and share repurchases in 2009.

Results of Operations

Consolidated Results

Net sales for the first quarter of 2009 were $785.6 million, down 15% as compared to $919.3 million in 2008, including unfavorable changes in currency exchange rates of 7 percentage points. Net loss for the first quarter of 2009 was $51.0 million, or $0.14 per diluted share, as compared to a net loss of $46.6 million, or $0.13 per diluted share for the first quarter of 2008. Net loss for the first quarter of 2009 was negatively impacted by lower sales and a legal settlement reserve for product liability related litigation of $20.9 million, partially offset by improved gross profit and lower advertising and promotion expenses and other selling and administrative expenses.

The following table provides a summary of Mattel’s consolidated results for the first quarter of 2009 and 2008 (in millions, except percentage and basis point information):

	For the Three Months Ended March 31,				Year/Year Change
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$785.6	100.0%	$919.3	100.0%	–15%

Gross profit	$345.9	44.0%	$396.8	43.2%	–13%	80
Advertising and promotion expenses	84.1	10.7	103.0	11.2	–18%	(50)
Other selling and administrative expenses	317.0	40.4	330.3	35.9	–4%	450

Operating loss	(55.2)	–7.0	(36.5)	–4.0	51%	(300)
Interest expense	15.9	2.0	16.0	1.7	–1%	30
Interest (income)	(3.5)	–0.4	(8.5)	–0.9	–59%	50
Other non-operating (income) expense, net	(2.1)		15.8

Loss before income taxes	$(65.5)	–8.3%	$(59.8)	–6.5%	10%	(180)

Sales

Net sales for the first quarter of 2009 were $785.6 million, down 15% as compared to $919.3 million in 2008, including unfavorable changes in currency exchange rates of 7 percentage points. Gross sales within the US decreased 6% in the first quarter of 2009, as compared to 2008, and accounted for 53.4% of consolidated gross sales in the first quarter of 2009, as compared to 48.1% of consolidated gross sales in 2008. Gross sales in international markets decreased 23% in the first quarter of 2009, as compared to 2008, including unfavorable changes in currency exchange rates of 13 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands decreased 15% in the first quarter of 2009 to $504.0 million, with unfavorable changes in currency exchange rates of 9 percentage points. Domestic gross sales of Mattel Girls & Boys Brands decreased 2% as compared to the first quarter of 2008 and international gross sales of Mattel Girls & Boys Brands decreased 23%, with unfavorable changes in currency exchange rates of 14 percentage points. Worldwide gross sales of Barbie® decreased 5% as compared to the first quarter of 2008, including unfavorable changes in currency exchange rates of 10 percentage points. Domestic gross sales of Barbie® increased 18% as compared to the first quarter of 2008, driven primarily by both core lines and products supporting Barbie®’s 50 th anniversary. International gross sales of Barbie® decreased 15%, but were essentially flat excluding the impact of foreign currency exchange. Worldwide gross sales of Other Girls products decreased 27%, including unfavorable changes in currency exchange rates of 9 percentage points, driven primarily by declines in Polly Pocket® and High School Musical® products, partially offset by growth in Little Mommy® and Disney Princess products. Worldwide gross sales of Wheels products decreased 14%, including unfavorable changes in currency exchange rates of 7 percentage points, driven primarily by sales declines in last year’s Speed Racer® property. Worldwide gross sales of Entertainment products decreased 21%, including unfavorable changes in currency exchange rates of 9 percentage points, driven primarily by lower sales of CARS™ and last year’s Speed Racer® property.

Worldwide gross sales of Fisher-Price Brands were $283.7 million, down 17% in the first quarter of 2009, including unfavorable changes in currency exchange rates of 5 percentage points. International gross sales of Fisher-Price Brands decreased 25%, including unfavorable changes in currency exchange rates of 12 percentage points and domestic gross sales decreased 10%. Worldwide gross sales of Core Fisher-Price® decreased 17%, including unfavorable changes in currency exchange rates of 6 percentage points. International gross sales of Core Fisher-Price® decreased 26%, including unfavorable changes in currency exchange rates of 12 percentage points and domestic gross sales of Core Fisher-Price® decreased 9%. Worldwide gross sales of Fisher-Price® Friends decreased 7%, with unfavorable changes in currency exchange rates of 5 percentage points. Domestic gross sales of Fisher-Price® Friends increased 5%, as compared to 2008, due to strong sales of Disney products.

American Girl Brands gross sales were $66.4 million, down 4% in the first quarter of 2009, as compared to $69.1 million in the first quarter of 2008, primarily due to lower sales from the direct channel business reflecting the timing of the Easter holiday, partially offset by increased sales in the retail channel due to the November 2008 opening of the American Girl Boutique and Bistros® in Boston and Minneapolis.

Cost of Sales

Cost of sales as a percentage of net sales was 56.0% in the first quarter of 2009 as compared to 56.8% in the first quarter of 2008. Cost of sales decreased by $82.8 million, or 16%, from $522.5 million in the first quarter of 2008 to $439.7 million in the first quarter of 2009, as compared to a 15% decrease in net sales. Cost of sales decreased primarily due to lower sales as compared to the first quarter of 2008. Within cost of sales, product costs decreased by $57.5 million, or 14%, from $412.9 million in the first quarter of 2008 to $355.4 million in the first quarter of 2009. Royalty expense decreased $10.0 million, or 30%, from $33.7 million in the first quarter of 2008 to $23.7 million in the first quarter of 2009. Freight and logistics expenses decreased by $15.3 million, or 20%, from $75.9 million in the first quarter of 2008 to $60.6 million in the first quarter of 2009.

Gross Profit

Gross profit, as a percentage of net sales, was 44.0% in the first quarter of 2009 as compared to 43.2% in the first quarter of 2008. The increase in gross profit was primarily due to the benefit of price increases that were effective January 1, 2009, partially offset by input cost pressures and unfavorable changes in foreign currency exchange rates.

Advertising and Promotion Expenses

Advertising and promotion expenses, as a percentage of net sales, were 10.7% in the first quarter of 2009 as compared to 11.2% in the first quarter of 2008.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $317.0 million, or 40.4% of net sales, in the first quarter of 2009 as compared to $330.3 million, or 35.9% of net sales, in the first quarter of 2008. The decrease in other selling and administrative expenses is primarily due to net cost savings related to Mattel’s Global Cost Leadership program of approximately $15 million, the impact of foreign currency exchange benefit of approximately $13 million, and lower MGA and recall litigation expenses of approximately $11 million, partially offset by a legal settlement reserve for product liability related litigation of $20.9 million.

Non-Operating Income (Expense)

Interest expense decreased from $16.0 million in the first quarter of 2008 to $15.9 million in the first quarter of 2009, due to lower average interest rates, which were partially offset by higher average borrowings. Interest income decreased from $8.5 million in the first quarter of 2008 to $3.5 million in the first quarter of 2009, due to lower average interest rates and lower average invested cash balances. Other non-operating income was $2.1 million in the first quarter of 2009 and primarily related to foreign currency exchange gains caused by local currency revaluation of US dollar cash balances held by a Latin American subsidiary. Other non-operating expense was $15.8 million in the first quarter of 2008 and primarily related to foreign currency exchange losses caused by local currency revaluation of US dollar cash balances held by a Latin American subsidiary.

Provision for Income Taxes

Mattel’s income tax benefit for the first quarter of 2009 was $14.5 million, or an effective rate of 22.1%, compared to an income tax benefit of $13.2 million, or an effective rate of 22.0%, for the first quarter of 2008.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $220.9 million in the first quarter of 2009, down $4.6 million or 2%, as compared to $225.5 million in the first quarter of 2008. Within this segment, gross sales of Barbie® products increased 18%, primarily driven by both core lines and products supporting Barbie®’s 50th anniversary. Gross sales of Other Girls products decreased 14%, primarily due to sales declines in High School Musical® and Polly Pocket® products, partially offset by growth in Disney Princess and Little Mommy® products. Gross sales of Wheels products decreased 10%, primarily due to sales declines in last year’s Speed Racer® property. Gross sales of Entertainment products decreased 5%, primarily driven by sales declines in last year’s Speed Racer® property. Mattel Girls & Boys Brands US segment income increased $11.4 million to $14.1 million in the first quarter of 2009 from $2.7 million in the first quarter of 2008, primarily due to higher gross profit and lower other selling and administrative expenses.

Fisher-Price Brands US gross sales decreased 10% in the first quarter of 2009 as compared to the first quarter of 2008, reflecting sales declines of Core Fisher-Price® products of 9%. The decrease is partially offset by increased sales of Fisher-Price® Friends products of 5%, primarily due to growth in Disney products. Fisher-Price Brands US segment loss increased from a loss of $1.4 million in the first quarter of 2008 to a loss of

$4.0 million in the first quarter of 2009, primarily driven by lower sales volume and lower gross profit, partially offset by lower other selling and administrative expenses.

American Girl Brands gross sales decreased by 4% in the first quarter of 2009, as compared to the first quarter of 2008, primarily due to lower sales from the direct channel business reflecting the timing of the Easter holiday, partially offset by increased sales in the retail channel due to the November 2008 opening of the American Girl Boutique and Bistros® in Boston and Minneapolis. American Girl Brands segment loss increased from a loss of $1.7 million in the first quarter of 2008 to a loss of $2.8 million in the first quarter of 2009, primarily driven by lower sales volume.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first quarter of 2009 versus 2008:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	(23)	(13)
Europe	(26)	(12)
Latin America	(21)	(17)
Asia Pacific	(15)	(13)
Other	(17)	(14)

International gross sales decreased by 23% in the first quarter of 2009 as compared to the first quarter of 2008, including unfavorable changes in currency exchange rates of 13 percentage points. Gross sales of Barbie® decreased 15% in the first quarter of 2009, but were essentially flat excluding the impact of foreign currency exchange. Gross sales of Other Girls products decreased 33% in the first quarter of 2009, including unfavorable changes in currency exchange rates of 13 percentage points. Gross sales of Wheels products decreased 18%, including unfavorable changes in currency exchange rates of 14 percentage points. Gross sales of Entertainment products decreased 32%, including unfavorable changes in currency exchange rates of 14 percentage points, primarily driven by lower sales of CARS™ products. Gross sales of Fisher-Price Brands decreased 25%, including unfavorable changes in currency exchange rates of 12 percentage points. Gross sales of Core Fisher-Price® decreased 26%, including unfavorable changes in currency exchange rates of 12 percentage points. Gross sales of Fisher-Price® Friends decreased 20%, including unfavorable changes in currency exchange rates of 9 percentage points. International segment income decreased by $14.6 million from $23.9 million in the first quarter of 2008 to $9.3 million in the first quarter of 2009, primarily driven by lower sales volume, partially offset by lower advertising and promotion expenses and other selling and administrative expenses.

Global Cost Leadership Program

During the middle of 2008, Mattel initiated its Global Cost Leadership program, which is designed to improve operating efficiencies and leverage Mattel’s global scale to improve profitability and operating cash flows. The major initiatives of Mattel’s Global Cost Leadership program include:

•

A global reduction in Mattel’s professional workforce of approximately 1,000 employees that was implemented in November 2008, which is expected to generate approximately $60 million in annualized compensation-related savings during 2009.

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

In connection with the Global Cost Leadership program, during the three months ended March 31, 2009, Mattel recorded severance and other termination-related charges of approximately $5 million, which is included in other selling and administrative expenses.

Mattel’s Global Cost Leadership program is intended to generate approximately $90 million to $100 million of net cost savings during 2009, and approximately $180 million to $200 million of cumulative net cost savings by the end of 2010. During the three months ended March 31, 2009, Mattel has realized approximately $18 million in net cost savings. Based on current projections, Mattel expects the net cost savings targeted for 2009 will be met. However, there is no assurance that Mattel will be able to successfully implement all initiatives of the Global Cost Leadership program or that it will realize the anticipated net cost savings.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, and issuances of long term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as the current global economic crisis and tight credit environment, an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”) and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates, and recent developments in the financial markets have increased Mattel’s exposure to the possible liquidity and credit risks of its counterparties. Mattel believes that it has ample liquidity to fund its business needs, including beginning of the year cash and equivalents, cash flows from operations, and access to its $940.0 million domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. Mattel’s domestic credit facility was amended and restated effective March 23, 2009 and expires on March 23, 2012, as more fully described below. As of March 31, 2009, Mattel had available incremental borrowing resources totaling approximately $777 million under this unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

Mattel monitors the third-party depository institutions that hold the company’s cash and equivalents. Mattel’s emphasis is primarily on safety and liquidity of principal and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize exposure. In January 2009, Mattel received proceeds of approximately $55 million relating to a money market investment fund held as of December 31, 2008, which was classified as other current assets as a result of the money market investment fund halting redemption requests during 2008. Mattel expects to receive the remaining proceeds of approximately $26 million by the end of 2009, when the underlying securities will have matured. As of March 31, 2009, March 31, 2008, and December 31, 2008, Mattel also had additional long-term investments of $35.0 million.

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

Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and their liquidity in order to mitigate Mattel’s accounts receivable collectibility risks and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring or purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

Mattel sponsors defined benefit pension plans and postretirement benefit plans for employees of the company. For the three months ended March 31, 2009, actual returns for Mattel’s defined benefit pension plans were below the expected rate of return due to adverse conditions in the equity and debt markets. Continued actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.

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

Mattel’s focus for 2009 is on strengthening its balance sheet and managing costs in line with realistic revenues with the goal of improving the profitability and cash flows generated by its business. As a result, management expects to conserve cash and lower debt, including tightly managing its capital expenditures to a level that is more consistent with its levels of capital expenditures in 2003 through 2007. In addition, given the current volatile global economic environment, Mattel is prioritizing protecting its dividend to shareholders and minimizing strategic acquisitions and share repurchases in 2009.

Over the long-term, after the full impact of the current economic and financial crisis is understood and assuming cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to shareholders through cash dividends and share repurchases. Mattel’s share repurchase program has no expiration date and repurchases will take place from time to time, depending on market conditions. The ability to implement successfully the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities. There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve its targeted goals for investing activities.

Operating Activities

Cash flows used for operating activities were $214.8 million in the first quarter of 2009, as compared to $264.4 million used in the first quarter of 2008. The decrease in cash flows used for operating activities was primarily due to changes in working capital in 2009.

Investing Activities

Cash flows provided by investing activities in the first quarter of 2009 were $23.3 million, as compared to $2.9 million used in the first quarter of 2008. The increase in cash flows provided by investing activities was primarily due to proceeds received from the redemption of a money market investment fund and lower purchases of tools, dies, and molds, and other property, plant, and equipment, partially offset by higher net payments relating to settled foreign currency forward exchange contracts.

Financing Activities

Cash flows used for financing activities in the first quarter of 2009 were $9.5 million, as compared to $28.3 million in the first quarter of 2008. The decrease in cash used for financing activities is primarily due to lower net payments for borrowings, partially offset by payments relating to the credit facility renewal and lower proceeds from the exercise of stock options.

Seasonal Financing

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated on March 23, 2009 to, among other things, (i) extend the maturity date of the credit facility to March 23, 2012, (ii) reduce aggregate commitments under the credit facility from $1.3 billion to $880 million, with an “accordion feature,” which would allow Mattel to increase the availability under the credit facility to $1.08 billion under certain circumstances, (iii) add an interest rate floor equal to 30 day LIBOR plus 1.00% for base rate loans under the credit facility, (iv) increase the applicable interest rate margins to a range of 2.00% to 3.00% above the applicable base rate for base rate loans, and 2.5% to 3.5% above the applicable LIBOR rate for Eurodollar rate loans, depending on Mattel’s senior unsecured long term debt rating, (v) increase commitment fees to a range of 0.25% to 0.75% of the unused commitments under the credit facility (treating purchases of receivables under the receivables sales facility, as described below, as uses of commitments), and (vi) replace the consolidated debt-to-capital ratio with a consolidated debt-to-EBITDA ratio. In addition, on April 29, 2009, Mattel utilized the accordion feature under the credit facility to increase aggregate commitments under the credit facility from $880.0 million to $940.0 million, while reducing availability under the accordion feature from $200.0 million to $140.0 million.

The credit facility contains a variety of covenants, including financial covenants that Mattel is required to meet at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the first quarter of 2009. As of March 31, 2009, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.4 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 9.0 to 1 (compared to a minimum required of 3.50 to 1).

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

Mattel has a $300.0 million domestic receivables sales facility that is a sub-facility of Mattel’s domestic unsecured committed revolving credit facility, which was also amended in connection with the amendment of the credit facility. The amendment to the receivables sales facility, among other things, (i) extended the maturity date of the receivables sales facility to March 23, 2012, and (ii) incorporated the credit facility’s increased applicable interest rate margins described above. The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the amount available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold. Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A., as administrative agent, The Royal Bank of Scotland PLC, Wells Fargo Bank, N.A. and Societe Generale, as co-syndication agents, and Citicorp USA, Inc., Mizuho Corporate Bank, Ltd. and Manufacturers & Traders Trust Company, as co-managing agents. Pursuant to the domestic receivables facility, Mattel Sales Corp. and Fisher-Price, Inc. (which are wholly-owned subsidiaries of Mattel) can sell eligible trade receivables from Wal-Mart and Target to Mattel Factoring, Inc. (“Mattel Factoring”), a Delaware corporation and wholly-owned, consolidated subsidiary of Mattel. Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility. Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group. Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable in its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	March 31, 2009	March 31, 2008	December 31, 2008
	(In millions)
Receivables sold pursuant to the:
Domestic receivables facility	$101.5	$86.5	$217.8
Other factoring arrangements	—	—	35.5

	$101.5	$86.5	$253.3

Financial Position

Mattel’s cash and equivalents at March 31, 2009 decreased by $212.8 million to $404.9 million, as compared to year-end 2008. The decrease was primarily driven by the timing of accrued liabilities and accounts payable payments, and $20.1 million of purchases of tools, dies, and molds, and other property, plant, and equipment, partially offset by accounts receivable collections and proceeds received from the redemption of a money market investment fund.

Accounts payable and accrued liabilities decreased by $471.0 million from year-end 2008 to $600.1 million at March 31, 2009, mainly due to the timing of payments of various accrued liability balances, including incentive compensation, royalties, and advertising obligations, and a decrease in receivable collections due bank related to the domestic receivables facility.

The current portion of long-term debt increased $140.0 million to $150.0 million at March 31, 2009, as compared to $10.0 million at March 31, 2008, primarily due to the reclassification of $100.0 million of 2006

Senior Notes and $50.0 million of Medium-term notes to current, partially offset by Medium-term notes repayments of $10.0 million.

A summary of Mattel’s capitalization is as follows:

	March 31, 2009		March 31, 2008		December 31, 2008
	(In millions, except percentage information)
Medium-term notes	$200.0	6%	$250.0	7%	$200.0	6%
2006 Senior Notes	200.0	6	300.0	8	200.0	6
2008 Senior Notes	350.0	11	350.0	10	350.0	10

Total noncurrent long-term debt	750.0	23	900.0	25	750.0	22
Other noncurrent liabilities	538.9	16	375.7	10	547.9	16
Stockholders’ equity	2,046.0	61	2,339.3	65	2,117.1	62

	$3,334.9	100%	$3,615.0	100%	$3,415.0	100%

Total noncurrent long-term debt decreased by $150.0 million at March 31, 2009, as compared to March 31, 2008, due to the reclassification of $100.0 million of the 2006 Senior Notes and $50.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed. Other noncurrent liabilities increased $163.2 million at March 31, 2009, as compared to March 31, 2008, due primarily to increases in long-term defined benefit pension plan obligations. Stockholders’ equity of $2.05 billion decreased $293.3 million from March 31, 2008, primarily as a result of unfavorable currency translation adjustments, payment of the annual dividend in the fourth quarter of 2008, an increase in Mattel’s net defined benefit pension plan obligations, and share repurchases, partially offset by net income.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 28.0% at March 31, 2008 to 30.5% at March 31, 2009 due to the aforementioned decrease in stockholder’s equity. Mattel’s objective is to continue to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2008 and did not change during the first quarter of 2009.

New Accounting Pronouncements

See Item 1 “Financial Statements–Note 23 to the Consolidated Financial Statements–New Accounting Pronouncements.”

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

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$504,024	$592,780
Fisher-Price Brands	283,735	341,308
American Girl Brands	66,430	69,086
Other	2,950	3,493

Gross sales	857,139	1,006,667
Sales adjustments	(71,493)	(87,368)

Net sales	$785,646	$919,299

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, and Venezuelan bolivar fuerte were the primary transactions that caused foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged along with US dollar cash balances held by certain international subsidiaries, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating loss or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures for the first quarter of 2009 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, and Mexican peso.

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

Interest Rate Risk

In June 2006, Mattel issued $100.0 million of Floating Rate Senior Notes due June 15, 2009 and $200.0 million of 6.125% Senior Notes due June 15, 2011. Interest on the Floating Rate Senior Notes is based on the three-month US Dollar LIBOR plus 40 basis points with interest payable quarterly beginning September 15, 2006. Interest on the 6.125% Senior Notes is payable semi-annually beginning December 15, 2006. The 6.125% Senior Notes may be redeemed at any time at the option of Mattel at a redemption price equal to the greater of (i) the principal amount of the notes being redeemed plus accrued interest to the redemption date, or (ii) a “make whole” amount based on the yield of a comparable US Treasury security plus 20 basis points.

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges are accounted for under SFAS No. 133 whereby the hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive loss. Under the terms of the agreements, Mattel receives quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and makes semi-annual interest payments to the swap counterparties based on a fixed rate of 5.871%. The three-month LIBOR used to determine interest payments under the interest rate swap agreements resets every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expire in June 2009, which corresponds with the maturity of the Floating Rate Senior Notes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended March 31, 2009.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The content of Note 21, “Contingencies” to the Consolidated Financial Statements of Mattel in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.

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

The Superior Court Action alleges that past and present members of Mattel’s Board of Directors breached their fiduciary duties in connection with product safety and reporting practices allegedly related to Mattel’s product recalls during August and September 2007. Plaintiffs also sue certain executive officers of Mattel, and allege that certain officers and current and former directors who sold stock during the first half of 2007 breached their fiduciary duties by selling while allegedly in possession of non-public information relating to alleged product defects and seek disgorgement of unspecified amounts of profits from such sales. Defendants filed a demurrer to the entire complaint on August 27, 2008, which was sustained with leave to amend on December 22, 2008. Plaintiffs filed a First Amended Consolidated Complaint on January 20, 2009 (and a corrected version on February 13, 2009), and defendants filed a demurrer on March 6, 2009, which is set for hearing on May 15, 2009.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in Mattel’s 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the first quarter of 2009, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the first quarter of 2009:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—31
Repurchase program (1)	—	$—	—	$410,324,916
Employee transactions (2)	554	16.02	N/A	N/A

February 1—28
Repurchase program (1)	—	$—	—	$410,324,916
Employee transactions (2)	—	—	N/A	N/A

March 1—31
Repurchase program (1)	—	$—	—	$410,324,916
Employee transactions (2)	1,772	11.88	N/A	N/A

Total
Repurchase program (1)	—	$—	—	$410,324,916
Employee transactions (2)	2,326	12.87	N/A	N/A

(1)	During the first quarter of 2009, Mattel did not repurchase any shares of its common stock in the open market. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Amendment No.2 to the Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”)

10.2*	Form of Grant Agreement for May 13, 2009 Annual Grants to Outside Directors of RSUs under the 2005 Plan

10.3	Fourth Amended and Restated Credit Agreement dated as of March 23, 2009, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, The Royal Bank of Scotland, Plc, Wells Fargo Bank, N.A. and Société Générale, as Co-Syndication agents, Citicorp USA, Inc., Mizuho Corporate Bank, Ltd. and Merchants & Traders Trust Company, as Co-Managing Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	March 27, 2009

10.4*	Amendment No. 3 to First Amended and Restated Receivables Purchase Agreement dated as of March 23, 2009, by and among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer,
Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto.

11.0*	Computation of Income per Common and Potential Common Share

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated April 29, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated April 29, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated April 29, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

By:
H. Scott Topham
Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: April 29, 2009