Form 10-Q
period 2009-06-30
MATTEL INC /DE/
filed 2009-07-29
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of July 27, 2009:

359,967,954 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008	December 31, 2008
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$422,685	$384,407	$617,694
Accounts receivable, net	747,157	977,449	873,542
Inventories	589,554	676,108	485,925
Prepaid expenses and other current assets	402,792	339,940	409,689

Total current assets	2,162,188	2,377,904	2,386,850

Noncurrent Assets
Property, plant, and equipment, net	522,221	517,814	536,162
Goodwill	830,539	847,100	815,803
Other noncurrent assets	962,626	890,322	936,224

Total Assets	$4,477,574	$4,633,140	$4,675,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$294,210	$106,987	$—
Current portion of long-term debt	50,000	150,000	150,000
Accounts payable	266,050	374,453	421,736
Accrued liabilities	437,261	507,168	649,383
Income taxes payable	—	22,983	38,855

Total current liabilities	1,047,521	1,161,591	1,259,974

Noncurrent Liabilities
Long-term debt	710,000	760,000	750,000
Other noncurrent liabilities	550,366	382,290	547,930

Total noncurrent liabilities	1,260,366	1,142,290	1,297,930

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,654,809	1,638,797	1,642,092
Treasury stock at cost; 82.1 million shares, 80.9 million shares, and 82.9 million shares, respectively	(1,606,505)	(1,586,075)	(1,621,264)
Retained earnings	2,056,186	1,942,696	2,085,573
Accumulated other comprehensive loss	(376,172)	(107,528)	(430,635)

Total stockholders’ equity	2,169,687	2,329,259	2,117,135

Total Liabilities and Stockholders’ Equity	$4,477,574	$4,633,140	$4,675,039

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited; in thousands, except per share amounts)
Net Sales	$898,197	$1,112,431	$1,683,843	$2,031,730
Cost of sales	492,137	617,097	931,911	1,139,560

Gross Profit	406,060	495,334	751,932	892,170
Advertising and promotion expenses	89,820	116,805	173,884	219,766
Other selling and administrative expenses	283,727	347,921	600,744	678,331

Operating Income (Loss)	32,513	30,608	(22,696)	(5,927)
Interest expense	17,489	16,566	33,406	32,615
Interest (income)	(2,525)	(7,271)	(6,003)	(15,818)
Other non-operating (income) expense, net	(6,268)	6,380	(8,466)	22,145

Income (Loss) Before Income Taxes	23,817	14,933	(41,633)	(44,869)
Provision (benefit) for income taxes	2,348	3,150	(12,116)	(10,006)

Net Income (Loss)	$21,469	$11,783	$(29,517)	$(34,863)

Net Income (Loss) Per Common Share—Basic	$0.06	$0.03	$(0.08)	$(0.10)

Weighted average number of common shares	358,824	361,262	358,972	361,535

Net Income (Loss) Per Common Share—Diluted	$0.06	$0.03	$(0.08)	$(0.10)

Weighted average number of common and potential common shares	360,881	363,919	358,972	361,535

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(29,517)	$(34,863)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Net gain on disposal of property, plant, and equipment	—	1,841
Depreciation	75,904	80,013
Amortization	9,874	5,839
Deferred income taxes	(29,532)	(41,621)
Share-based compensation	20,145	13,422
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	137,051	45,900
Inventories	(76,070)	(230,918)
Prepaid expenses and other current assets	(60,221)	(48,577)
Accounts payable, accrued liabilities, and income taxes payable	(397,632)	(278,252)
Other, net	188	(42,465)

Net cash flows used for operating activities	(349,810)	(529,681)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(37,458)	(37,949)
Purchases of other property, plant, and equipment	(24,347)	(42,143)
Proceeds from sale of investments	67,134	—
Proceeds from sale of other property, plant, and equipment	238	3,177
Proceeds from foreign currency forward exchange contracts	3,105	41,187

Net cash flows provided by (used for) investing activities	8,672	(35,728)

Cash Flows From Financing Activities:
Payments of short-term borrowings	—	(349,003)
Proceeds from short-term borrowings	293,962	106,927
Payments of long-term borrowings	(140,000)	(40,000)
Proceeds from long-term borrowings	—	347,183
Payment of credit facility renewal costs	(10,506)	—
Share repurchases	—	(40,489)
Proceeds from exercise of stock options	1,041	15,365
Other, net	(1,191)	958

Net cash flows provided by financing activities	143,306	40,941

Effect of Currency Exchange Rate Changes on Cash	2,823	7,727

Decrease in Cash and Equivalents	(195,009)	(516,741)
Cash and Equivalents at Beginning of Period	617,694	901,148

Cash and Equivalents at End of Period	$422,685	$384,407

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, gross	$63,071	$36,899
Interest	34,067	30,357

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

Effective April 1, 2009, Mattel adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, Mattel evaluated the events and transactions that occurred between June 30, 2009 through July 29, 2009, the date these financial statements were issued.

2.	Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts of $25.5 million, $23.4 million, and $25.9 million as of June 30, 2009, June 30, 2008, and December 31, 2008, respectively.

3.	Inventories

Inventories include the following:

	June 30, 2009	June 30, 2008	December 31, 2008
	(In thousands)
Raw materials and work in process	$88,933	$87,888	$57,311
Finished goods	500,621	588,220	428,614

	$589,554	$676,108	$485,925

4.	Property, Plant, and Equipment

Property, plant, and equipment, net include the following:

	June 30, 2009	June 30, 2008	December 31, 2008
	(In thousands)
Land	$26,635	$26,697	$26,499
Buildings	239,665	239,783	237,561
Machinery and equipment	765,634	778,805	758,656
Tools, dies, and molds	580,215	616,000	544,789
Capital leases	23,271	23,271	23,271
Leasehold improvements	175,837	158,081	162,288

	1,811,257	1,842,637	1,753,064
Less: accumulated depreciation	(1,289,036)	(1,324,823)	(1,216,902)

	$522,221	$517,814	$536,162

5.	Goodwill

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

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2009 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact for the US reporting units.

	December 31, 2008	Impact of Currency Exchange Rate Changes	June 30, 2009
	(In thousands)
Mattel Girls Brands US	$29,224	$3,380	$32,604
Mattel Boys Brands US	130,883	(105)	130,778
Fisher-Price Brands US	215,520	663	216,183
American Girl Brands	207,571	—	207,571
International	232,605	10,798	243,403

	$815,803	$14,736	$830,539

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	June 30, 2009	June 30, 2008	December 31, 2008
	(In thousands)
Deferred income taxes	$552,163	$508,229	$524,451
Nonamortizable identifiable intangibles	128,382	128,382	128,382
Identifiable intangibles (net of amortization of $65.8 million, $56.8 million, and $61.8 million, respectively)	99,759	65,799	107,447
Other	182,322	187,912	175,944

	$962,626	$890,322	$936,224

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

7.	Accrued Liabilities

Accrued liabilities include the following:

	June 30, 2009	June 30, 2008	December 31, 2008
	(In thousands)
Royalties	$41,294	$56,881	$86,152
Derivatives payable	27,750	39,752	11,757
Advertising and promotion	20,155	49,585	56,941
Receivable collections due bank	—	21,571	82,245
Other	348,062	339,379	412,288

	$437,261	$507,168	$649,383

8.	Product Recalls and Withdrawals

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

The following table summarizes Mattel’s reserves and reserve activity for the 2007 Product Recalls and the 2008 Product Withdrawal for the six months ended June 30, 2009:

	Reserves at December 31, 2008	Reserves Used	Changes in Estimates	Impact of Currency Exchange Rate Changes	Reserves at June 30, 2009
	(In thousands)
Product returns/redemption	$3,605	$(753)	$(824)	$36	$2,064
Other	1,338	(141)	(13)	(22)	1,162

	$4,943	$(894)	$(837)	$14	$3,226

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

Following the announcement of the 2007 Product Recalls and 2008 Product Withdrawal, a number of lawsuits were filed against Mattel with respect to the recalled and withdrawn products, which are more fully described in Note 12 to the Consolidated Financial Statements in Mattel’s 2008 Annual Report on Form 10-K and Note 23, “Contingencies,” of this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2009, Mattel recorded charges of $1.1 million and $22.0 million, respectively, which are included in other selling and administrative expenses, to reserve for the settlement of a portion of the above-described product liability-related litigation. Additionally, during the three months ended June 30, 2009, Mattel recorded a $6.0 million benefit associated with an insurance recovery for product liability-related litigation.

Although management is not aware of any additional quality or safety issues that are likely to result in material recalls or withdrawals, there can be no assurance that additional issues will not be identified in the future.

9.	Restructuring Charges

During the second quarter of 2008, Mattel initiated the Global Cost Leadership program, which is designed to improve operating efficiencies and leverage Mattel’s global scale to improve profitability and operating cash flows. The major initiatives of Mattel’s Global Cost Leadership program include:

•	A global reduction in Mattel’s professional workforce of approximately 1,000 employees that was implemented beginning in November 2008.

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

In connection with the Global Cost Leadership program, during the three and six months ended June 30, 2009, Mattel recorded severance and other termination-related charges of $2.5 million and $7.2 million, respectively, which are included in other selling and administrative expenses. The following table summarizes Mattel’s severance and other termination costs activity for the six months ended June 30, 2009 (in thousands):

	Reserves at December 31, 2008	2009 Charges	Payments	Reserves at June 30, 2009
Severance	$17,115	$7,199	$(16,580)	$7,734
Other termination costs	881	—	(407)	474

	$17,996	$7,199	$(16,987)	$8,208

10.	Seasonal Financing

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated on March 23, 2009 to, among other things, (i) extend the maturity date of the credit facility to March 23, 2012, (ii) reduce aggregate commitments under the credit facility from $1.3 billion to $880.0 million, with an “accordion feature,” which would allow Mattel to increase the availability under the credit facility to $1.08 billion under certain circumstances, (iii) add an interest rate floor equal to 30 day LIBOR plus 1.00% for base rate loans under the credit facility, (iv) increase the applicable interest rate margins to a range of 2.00% to 3.00% above the applicable base rate for base rate loans, and 2.5% to 3.5% above the applicable LIBOR rate for

Eurodollar rate loans, depending on Mattel’s senior unsecured long-term debt rating, (v) increase commitment fees to a range of 0.25% to 0.75% of the unused commitments under the credit facility, and (vi) replace the consolidated debt-to-capital ratio with a consolidated debt-to-earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio. On April 29, 2009, Mattel utilized the accordion feature of the credit facility to increase the aggregate commitments under the credit facility by $60.0 million. On July 9, 2009, Mattel further increased the aggregate commitments under the credit facility by $95.0 million, from $940.0 million to $1.035 billion, also through the accordion feature of the credit facility. The remaining accordion feature availability is $45.0 million.

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

11.	Long-term Debt

Long-term debt includes the following:

	June 30, 2009	June 30, 2008	December 31, 2008
	(In thousands)
Medium-term notes due November 2009 to November 2013	$210,000	$260,000	$250,000
2006 Senior Notes due June 2011	200,000	300,000	300,000
2008 Senior Notes due March 2013	350,000	350,000	350,000

	760,000	910,000	900,000
Less: current portion	(50,000)	(150,000)	(150,000)

	$710,000	$760,000	$750,000

In June 2009, Mattel repaid $100.0 million of the 2006 unsecured floating rate senior notes (“Floating Rate Senior Notes”) in connection with their scheduled maturity. Additionally, during the six months ended June 30, 2009, Mattel repaid $40.0 million of its Medium-term notes in connection with their scheduled maturity.

12.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	June 30, 2009	June 30, 2008	December 31, 2008
	(In thousands)
Benefit plan liabilities	$285,412	$145,955	$286,557
Noncurrent tax liabilities	132,862	119,275	132,744
Other	132,092	117,060	128,629

	$550,366	$382,290	$547,930

13.	Comprehensive Income

The changes in the components of comprehensive income, net of tax, are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)
Net income (loss)	$21,469	$11,783	$(29,517)	$(34,863)
Currency translation adjustments	102,199	6,480	63,074	79,303
Defined benefit pension plans net prior service cost and net actuarial loss	8,512	303	2,527	607
Net unrealized (losses) gains on derivative instruments:
Unrealized holding losses	(23,922)	(6,114)	(7,400)	(24,694)
Reclassification adjustment for realized (gains) losses included in net income	(2,077)	8,956	(3,738)	13,066

	(25,999)	2,842	(11,138)	(11,628)

	$106,181	$21,408	$24,946	$33,419

The components of accumulated other comprehensive loss are as follows:

	June 30, 2009	June 30, 2008	December 31, 2008
	(In thousands)
Currency translation adjustments	$(211,777)	$(2,971)	$(274,851)
Defined benefit pension and other postretirement plans, net of tax	(158,186)	(72,470)	(160,713)
Net unrealized (loss) gain on derivative instruments, net of tax	(6,209)	(32,087)	4,929

	$(376,172)	$(107,528)	$(430,635)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. For the six months ended June 30, 2009, currency translation adjustments resulted in a net gain of $63.1 million, with gains primarily from the strengthening of the Mexican peso, Indonesian rupiah, Brazilian real, British pound sterling, Chilean peso, and Euro against the US dollar. For the six months ended June 30, 2008, currency translation adjustments resulted in a net gain of $79.3 million, with gains primarily from the strengthening of the Euro, British pound sterling, Mexican peso, Indonesian rupiah, and Brazilian real against the US dollar.

14.	Income Taxes

Mattel had an income tax benefit of $12.1 million for the six months ended June 30, 2009, compared to an income tax benefit of $10.0 million for the six months ended June 30, 2008. During the three months ended June 30, 2009, Mattel recognized discrete tax benefits of $2.5 million related to a change in estimate for a previously unrecognized tax benefit, along with the impact of a newly enacted tax law.

During the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. The Internal Revenue Service (“IRS”) is currently auditing Mattel’s 2006 and 2007 federal income tax returns. The IRS audit plan calls for the completion of the current examination in the second quarter of 2010. At this time, there is insufficient information related to current IRS, state, and foreign audits to quantify any possible changes in the unrecognized tax benefits that may occur during the next twelve months.

15.	Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income (loss) to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in non-operating (income) expense in the consolidated statements of operations. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, and Venezuelan bolivar fuerte are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction (gains) losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)
Operating income (loss)	$(14,731)	$(28,685)	$(29,125)	$(43,682)
Other non-operating (income) expense, net	(6,246)	5,764	(8,624)	22,522

Net transaction gains	$(20,977)	$(22,921)	$(37,749)	$(21,160)

16.	Derivative Instruments

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

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates up to 18 months. These derivative instruments, which have been designated as effective cash flow hedges, are accounted for under SFAS No. 133, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of June 30, 2009, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.20 billion, which was equal to the exposure hedged.

In connection with the issuance of its $100.0 million of Floating Rate Senior Notes, Mattel entered into two interest rate swap agreements, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. The two interest rate swap agreements expired in June 2009, which corresponded with the maturity of the Floating Rate Senior Notes. These derivative instruments, which were designated as effective cash flow hedges, were accounted for under SFAS No. 133, whereby the hedges were reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in OCI. Under the terms of the agreements, Mattel received quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and made semi-annual interest payments to the swap counterparties based on a fixed rate of 5.871%. The three-month LIBOR used to determine interest payments under the interest rate swap agreements had reset every three months, matching the variable interest on the Floating Rate Senior Notes.

The following table presents Mattel’s derivative assets and liabilities at June 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133

Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$14,943	Accrued liabilities	$27,648
Foreign currency forward exchange contracts	Other noncurrent assets	982	Other noncurrent liabilities	4,580

Total derivatives designated as hedging instruments under SFAS No. 133		$15,925		$32,228

Derivatives not designated as hedging instruments under SFAS No. 133

Foreign currency forward exchange contracts		$—	Accrued liabilities	$102

Total derivatives		$15,925		$32,330

The following tables present the location and amount of gains and losses, net of taxes, from derivatives reported in the consolidated statements of operations (in thousands):

	For the Three Months Ended June 30, 2009		For the Six Months Ended June 30, 2009		Statements of Operations Location
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
Derivatives designated as hedging instruments under SFAS No. 133
Foreign currency forward exchange contracts	$(23,922)	$3,627	$(7,051)	$5,288	Cost of sales
Interest rate swaps	—	(1,550)	(349)	(1,550)	Interest expense

Total	$(23,922)	$2,077	$(7,400)	$3,738

The net gains of $2.1 million and $3.7 million reclassified from accumulated OCI to the statements of operations for the three and six months ended June 30, 2009, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain Recognized in the Statements of Operations		Statements of Operations Location
	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency forward exchange contracts	$24,291	$2,231	Other non-operating (income) expense

The net gains of $24.3 million and $2.2 million recognized in the statements of operations for the three and six months ended June 30, 2009, respectively, are offset by foreign currency transaction losses on the related intercompany loan balances.

17.	Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy defined by SFAS No. 157, Fair Value Measurements, are as follows:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•

Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel does not have any significant financial assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of June 30, 2009, June 30, 2008, or December 31, 2008. Mattel’s financial assets and liabilities measured using Level 2 inputs include the following:

	June 30, 2009	June 30, 2008	December 31, 2008
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$15,925	$11,748	$24,714

Liabilities:
Foreign currency forward exchange contracts (a)	$32,330	$37,630	$12,326
Interest rate swaps (b)	—	2,321	1,934

Total liabilities	$32,330	$39,951	$14,260

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	The fair value of the interest rate swaps is based on dealer quotes using cash flows discounted at relevant market interest rates.

Effective January 1, 2009, Mattel adopted SFAS No. 157, for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS No. 157 for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact Mattel’s financial position or results of operations for the three and six months ended June 30, 2009, and Mattel does not expect the adoption to have a material impact on the amounts reported in the financial statements in future periods.

Effective April 1, 2009, Mattel adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. The adoption of FSP No. FAS 157-4 did not impact Mattel’s financial position or results of operations for the three months ended June 30, 2009.

18.	Fair Value of Financial Instruments

Effective April 1, 2009, Mattel adopted FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim as well as in annual financial statements.

Mattel’s financial instruments include cash and equivalents, investments, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, is $774.6 million (compared to a carrying amount of $760.0 million) as of June 30, 2009. The estimated fair value has been calculated based on broker quotes or rates for the same or similar instruments.

The fair value related disclosures for Mattel’s derivative financial instruments are included in Note 16 “Derivative Instruments” and Note 17 “Fair Value Measurements”.

19.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)
Design and development	$43,789	$47,690	$83,909	$90,302
Identifiable intangible asset amortization	2,591	2,341	5,315	4,829

20.	Earnings (Loss) Per Share

Effective January 1, 2009, Mattel adopted FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method as described in SFAS No. 128, Earnings Per Share. The adoption of FSP EITF No. 03-6-1 did not have a material impact on the net income (loss) per common share for the three and six months ended June 30, 2009 and 2008.

Basic net income (loss) per common share is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding during each period.

Diluted net income per common share is computed by dividing reported net income by the weighted average number of common shares and potential common shares outstanding during each period. The calculation of potential common shares assumes the exercise of dilutive stock options, net of assumed treasury share repurchases at average market prices. Nonqualified stock options totaling 21.3 million and 6.0 million shares were excluded from the calculation of diluted net income per common share for the three months ended June 30, 2009 and 2008, respectively. All potential common shares were excluded from the calculation of diluted net income per common share for the six months ended June 30, 2009 and 2008 because they were anti-dilutive due to Mattel’s net loss position.

21.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 7 to the Consolidated Financial Statements in its 2008 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)
Service cost	$2,531	$3,022	$5,913	$6,346
Interest cost	7,665	6,601	15,165	13,186
Expected return on plan assets	(7,506)	(6,732)	(14,854)	(13,466)
Amortization of prior service cost	359	478	744	956
Recognized actuarial loss	3,034	1,537	6,059	2,999

	$6,083	$4,906	$13,027	$10,021

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)
Service cost	$27	$24	$53	$48
Interest cost	664	717	1,328	1,434
Recognized actuarial loss	176	129	353	258

	$867	$870	$1,734	$1,740

During the three and six months ended June 30, 2009, Mattel made cash contributions totaling approximately $5 million and $11 million, respectively, to its defined benefit pension and postretirement benefit plans.

22.	Share-Based Payments

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

Compensation expense, included within other selling and administrative expenses, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)
Stock option compensation expense	$2,333	$575	$4,795	$2,361
RSU compensation expense	8,374	5,797	15,350	11,061

	$10,707	$6,372	$20,145	$13,422

During the three and six months ended June 30, 2009, Mattel recognized compensation expense of $0.5 million and $1.0 million, respectively, which is included in the RSU compensation expense amounts noted above, for performance RSUs granted in connection with its January 1, 2008 – December 31, 2010 Long Term Incentive Plan, which is more fully described in Note 7 to the Consolidated Financial Statements in its 2008 Annual Report on Form 10-K.

As of June 30, 2009, total unrecognized compensation cost related to unvested share-based payments totaled $51.0 million and is expected to be recognized over a weighted-average period of 1.7 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the six months ended June 30, 2009 and 2008 was $1.0 million and $15.4 million, respectively.

23.	Contingencies

With regard to the claims against Mattel described below, Mattel intends to defend itself vigorously. Except as described in Note 8, “Product Recalls and Withdrawals,” management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of June 30, 2009. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

In February 2007, the Court decided that the consolidated cases would be tried in two phases, with the first trial to determine claims and defenses related to Mattel’s ownership of Bratz works and whether MGA infringed those works. The second trial, which is currently scheduled to commence in spring 2010, will consider both

Mattel’s separate claims for misappropriation of trade secrets and violations of the RICO statute and MGA’s claims for unfair competition. In May 2009, Mattel obtained leave to file a Third Amended Answer and Counterclaims in the litigation in connection with the claims to be tried as part of the second phase.

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

The parties filed and argued additional motions for post-trial relief, including a request by MGA to enter judgment as a matter of law on Mattel’s claims in MGA’s favor and to reduce the jury’s damages award to Mattel. Mattel additionally moved for the appointment of a receiver. On April 27, 2009, the Court entered an order confirming that Bratz works found by the jury to have been created by Bryant during his Mattel employment are and were Mattel’s property and that hundreds of Bratz female fashion dolls infringe Mattel’s copyrights. The Court also upheld the jury’s award of damages in the amount of $100 million and ordered an accounting of post-trial Bratz sales. The Court further vacated the stay of the December 3, 2008 orders, except to the extent specified by the Court’s January 7, 2009 modification. Finally, the Court appointed a temporary receiver with powers to manage, supervise and oversee the Bratz brand and assets of the MGA entities. The temporary receivership was subsequently terminated, and the Court appointed a monitor in lieu of a receiver to facilitate implementation and enforcement of the injunctive orders.

On July 10, 2009, MGA filed an interlocutory appeal with the 9th Circuit Court of Appeal seeking to overturn the District Court’s April 27, 2009 injunctive orders. Those appellate proceedings are currently pending.

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

In the Consolidated Complaint, plaintiffs assert claims for breach of implied and express warranties, negligence, strict liability, violation of the United States Consumer Product Safety Act (“CPSA”) and related Consumer Product Safety Rules, various California consumer protection statutes, and unjust enrichment. Plaintiffs seek (i) declaratory and injunctive relief enjoining defendants from continuing the allegedly unlawful practices raised in the Consolidated Complaint; (ii) restitution and disgorgement of monies acquired by defendants from the allegedly unlawful practices; (iii) costs of initial diagnostic blood lead level testing to detect possible injury to plaintiffs and members of the class; (iv) costs of treatment for those who test positive to the initial diagnostic blood lead level testing; (v) reimbursement of the purchase price for the allegedly hazardous toys; and (vi) costs and attorneys’ fees. On June 24, 2008, defendants filed motions to dismiss the Consolidated Complaint. On November 24, 2008, the Court granted defendants’ motion with respect to plaintiffs’ claims under the CPSA related to the magnet toys and the toy blood pressure cuffs and denied defendants’ motions in all other respects. Discovery has commenced, but is in the early stages.

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

In addition, Mattel has responded to formal and informal inquiries from, and produced certain information and documents to, a number of state attorneys general. In December 2008 and January 2009, Mattel and Fisher-Price entered into consent judgments with Alabama, Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York,

North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Tennessee, Texas, Vermont, Washington, West Virginia, Wisconsin, and Wyoming. Under the terms of the consent judgments, Mattel and Fisher-Price agreed to pay a total of $12 million to be divided among the various states and to comply as of the effective date of the settlements with certain federal lead standards scheduled to become effective at various times in the future. The consent judgments have been approved by the respective courts in each of these states.

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

In addition to the matters discussed above, a few individual consumers in Brazil have brought individual lawsuits against Mattel do Brasil. These lawsuits have been brought in special courts that provide expedited judgments on cases involving amounts below $7,000 and in consumer defense agencies (PROCONs). Generally, these claims focus on alleged failures by Mattel to make refunds in cash or replace recalled products with new toys in the proper time and manner. At present there are 10 individual lawsuits; none of these lawsuits states a claim for damages exceeding $7,000. The special courts that provide expedited judgments have issued decisions in eleven lawsuits brought by individual consumers; in three of these cases, the court decisions order Mattel do Brasil to refund only the amounts paid by the consumers for the recalled toys; in six cases, Mattel do Brasil was also ordered to pay general damages (“danos morais”) to the consumers, which range from approximately $250 to $450. Two of the lawsuits were dismissed in their entirety.

All of the actions in Brazil are progressing and are at various stages of adjudication as described above.

24.	Segment Information

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$212,664	$260,751	$433,597	$486,487
Fisher-Price Brands US	215,828	236,759	386,100	426,612
American Girl Brands	61,040	61,085	127,470	130,171

Total Domestic	489,532	558,595	947,167	1,043,270
International	485,503	655,845	885,007	1,177,837

Gross sales	975,035	1,214,440	1,832,174	2,221,107
Sales adjustments	(76,838)	(102,009)	(148,331)	(189,377)

	$898,197	$1,112,431	$1,683,843	$2,031,730

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)
Segment Income (Loss)
Domestic:
Mattel Girls & Boys Brands US	$17,774	$11,885	$31,860	$14,536
Fisher-Price Brands US	22,649	13,162	18,633	11,724
American Girl Brands	(2,477)	(5,760)	(5,230)	(7,423)

Total Domestic	37,946	19,287	45,263	18,837
International	27,320	58,014	36,618	81,878

	65,266	77,301	81,881	100,715
Corporate and other expense (a)	32,753	46,693	104,577	106,642

Operating income (loss)	32,513	30,608	(22,696)	(5,927)
Interest expense	17,489	16,566	33,406	32,615
Interest (income)	(2,525)	(7,271)	(6,003)	(15,818)
Other non-operating (income) expense, net	(6,268)	6,380	(8,466)	22,145

Income (loss) before income taxes	$23,817	$14,933	$(41,633)	$(44,869)

(a)	Corporate and other expense includes (i) stock compensation expense of $10.7 million and $20.1 million for the three and six months ended June 30, 2009, respectively, and $6.4 million and $13.4 million for the three and six months ended June 30 2008, respectively, (ii) charges to establish a legal settlement reserve for product liability-related litigation amounting to $1.1 million and $22.0 million for the three and six months ended June 30, 2009, respectively, (iii) legal fees associated with recall-related litigation matters, and (iv) legal fees associated with MGA litigation matters.

	June 30, 2009	June 30, 2008	December 31, 2008
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$184,660	$266,032	$249,013
Fisher-Price Brands US	218,406	256,200	198,241
American Girl Brands	82,829	87,082	62,718

Total Domestic	485,895	609,314	509,972
International	777,737	968,520	755,735

	1,263,632	1,577,834	1,265,707
Corporate and other	73,079	75,723	93,760

Accounts receivable and inventories, net	$1,336,711	$1,653,557	$1,359,467

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$540,571	$721,727	$1,044,595	$1,314,507
Fisher-Price Brands	369,937	428,014	653,672	769,322
American Girl Brands	61,040	61,085	127,470	130,171
Other	3,487	3,614	6,437	7,107

Gross sales	975,035	1,214,440	1,832,174	2,221,107
Sales adjustments	(76,838)	(102,009)	(148,331)	(189,377)

Net sales	$898,197	$1,112,431	$1,683,843	$2,031,730

25.	New Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. Mattel has not completed its evaluation, but does not expect the adoption of SFAS No. 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods beginning after November 15, 2009. Mattel has not completed its evaluation, but does not expect the adoption of SFAS No. 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. Mattel does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

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

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics, and High School Musical™ (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, Speed Racer®, and Tyco R/C® vehicles and playsets (collectively “Wheels”), and CARS™, Radica®, Speed Racer®, Batman® , and Kung Fu Panda® products, and games and puzzles (collectively “Entertainment”).

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

Second Quarter 2009 Overview

Much like the first quarter of this year, throughout the second quarter, Mattel saw the continuation of economic malaise on a global basis. Net sales declined 19% in the second quarter of 2009, as compared to the second quarter of 2008, with the decline fairly evenly split between three main drivers: the continuation of retailers tightly managing inventory levels, the lack of toys geared to summer entertainment properties as compared to last year, as well as the negative effect of foreign exchange. During last year’s second quarter, Mattel’s net sales benefited from toys tied to 2008’s key summer entertainment properties: Batman®, Speed Racer®, and Kung Fu Panda®. The second quarter is typically a key selling period for summer entertainment-related products, and represented the largest shipping quarter for those products in 2008.

Although the second quarter, like the first, is relatively small for Mattel, overall, Management is pleased with its ability to deliver on what it can control, including appropriately pricing its brands, tightly managing costs, and aligning its infrastructure with realistic revenue assumptions, which have resulted in improved gross margin, profit, and cash flow for the quarter. More specifically:

•

Gross profit, as a percentage of net sales, increased from 44.5% in the second quarter of 2008 to 45.2% in the second quarter of 2009, primarily due to the benefit of price increases that were effective January 1, 2009, lower royalty expense, and net cost savings related to Mattel’s Global Cost Leadership program, partially offset by input cost pressures and unfavorable changes in foreign currency exchange rates.

•

Other selling and administrative expenses decreased from $347.9 million in the second quarter of 2008 to $283.8 million in the second quarter of 2009, primarily due to lower litigation-related expenses, net cost savings related to the Global Cost Leadership program, and the impact of foreign currency exchange rates.

•	Operating income increased from $30.6 million in the second quarter of 2008 to $32.5 million in the second quarter of 2009.

•	Cash flows used in operations decreased from a use of $529.7 million in the first half of 2008 to a use of $349.8 million in the first half of 2009.

•	Capital expenditures decreased from $80.1 million in the first half of 2008 to $61.8 million in the first half of 2009.

On an overall basis, despite the pressures on net sales, Mattel has made progress in aligning prices and input costs, executing its Global Cost Leadership program, and tightly managing cash and capital expenditures.

2009 and Beyond

For the second half of 2009, Management anticipates the continuation of pressures on Mattel’s net sales from several key areas, including the negative effects of foreign currency exchange rates, general softness at retail as Mattel’s customers continue to cautiously align their inventory levels with their expectations for consumer demand, and 2009 being an entertainment-light year for Mattel. Mattel’s priorities for the second half of 2009 are consistent with its goals for the first half: to improve profitability, generate strong cash flow, and strengthen Mattel’s balance sheet. Mattel is managing its business based on realistic revenue assumptions and taking actions intended to meet these goals:

•	Mattel implemented a modest price increase for its 2009 product line;

•	Mattel is evaluating reductions to the number of stock keeping units (“SKUs”) it offers;

•	Mattel is reassessing its advertising spending and strategy with the expectation that 2009 advertising expense will be at the low end of its historical range of 11 to 13 percent of net sales; and

•

Mattel initiated its Global Cost Leadership Program in 2008, which includes a global reduction in its professional workforce of approximately 1,000 employees implemented beginning in November 2008, a coordinated efficiency strategic plan that includes structural changes designed to lower costs and improve efficiencies, and additional procurement initiatives designed to fully leverage Mattel’s global scale. This program is expected to generate approximately $90 million to $100 million of net cost savings in 2009, and approximately $180 million to $200 million of cumulative net cost savings by the end of 2010.

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

Results of Operations—Second Quarter

Consolidated Results

Net sales for the second quarter of 2009 were $898.2 million, down 19% as compared to $1.11 billion in 2008, including unfavorable changes in currency exchange rates of 5 percentage points. Net income for the second quarter of 2009 was $21.5 million, or $0.06 per diluted share, as compared to a net income of $11.8 million, or $0.03 per diluted share for the second quarter of 2008. Net income for the second quarter of 2009 was positively impacted by gross margin improvement, lower other selling and administrative expenses, which included a net $5.0 million adjustment to reduce charges for legal settlements, and lower advertising and promotion expenses, partially offset by lower sales and unfavorable changes in currency exchange rates.

The following table provides a summary of Mattel’s consolidated results for the second quarter of 2009 and 2008 (in millions, except percentage and basis point information):

	For the Three Months Ended June 30,				Year/Year Change
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$898.2	100.0%	$1,112.4	100.0%	–19%	—

Gross profit	$406.1	45.2%	$495.3	44.5%	–18%	70
Advertising and promotion expenses	89.8	10.0	116.8	10.5	–23%	(50)
Other selling and administrative expenses	283.8	31.6	347.9	31.3	–18%	30

Operating income	32.5	3.6	30.6	2.8	6%	80
Interest expense	17.5	1.9	16.6	1.5	6%	40
Interest (income)	(2.5)	–0.3	(7.3)	–0.7	–65%	40
Other non-operating (income) expense, net	(6.3)	–0.7	6.4	0.6	198%	(130)

Income before income taxes	$23.8	2.7%	$14.9	1.3%		140

Sales

Net sales for the second quarter of 2009 were $898.2 million, down 19% as compared to $1.11 billion in 2008, including unfavorable changes in currency exchange rates of 5 percentage points. Gross sales within the US decreased 12% in the second quarter of 2009, as compared to 2008, and accounted for 50% of consolidated gross sales in the second quarter of 2009, as compared to 46% of consolidated gross sales in 2008. Gross sales in international markets decreased 26% in the second quarter of 2009, as compared to 2008, including unfavorable changes in currency exchange rates of 10 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands decreased 25% in the second quarter of 2009 to $540.6 million, with unfavorable changes in currency exchange rates of 7 percentage points. Domestic gross sales of Mattel Girls & Boys Brands decreased 18% as compared to the second quarter of 2008 and international gross sales of Mattel Girls & Boys Brands decreased 29%, with unfavorable changes in currency exchange rates of 11 percentage points. Worldwide gross sales of Barbie® decreased 15% as compared to the second quarter of 2008, including unfavorable changes in currency exchange rates of 7 percentage points. Domestic gross sales of Barbie® decreased 5% and international gross sales of Barbie® decreased 20%, with unfavorable changes in currency exchange rates of 11 percentage points. Worldwide gross sales of Other Girls products decreased 23%, including unfavorable changes in currency exchange rates of 7 percentage points, driven primarily by declines in High School Musical™ and Polly Pocket® products. Worldwide gross sales of Wheels products decreased 28%, including unfavorable changes in currency exchange rates of 6 percentage points, driven primarily by sales declines in Speed Racer® products. Worldwide gross sales of Entertainment products decreased 32%, including unfavorable changes in currency exchange rates of 6 percentage points, driven primarily by lower sales of products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, and lower sales of CARS™ internationally.

Worldwide gross sales of Fisher-Price Brands were $369.9 million, down 14% in the second quarter of 2009, including unfavorable changes in currency exchange rates of 5 percentage points. International gross sales of Fisher-Price Brands decreased 19%, including unfavorable changes in currency exchange rates of 10 percentage points and domestic gross sales decreased 9%. Worldwide gross sales of Core Fisher-Price® decreased 13%, including unfavorable changes in currency exchange rates of 5 percentage points. International gross sales of Core Fisher-Price® decreased 19%, including unfavorable changes in currency exchange rates of 10 percentage points and domestic gross sales of Core Fisher-Price® decreased 8%. Worldwide gross sales of Fisher-Price® Friends decreased 15%, including unfavorable changes in currency exchange rates of 4 percentage points. International gross sales of Fisher-Price® Friends decreased 19%, including unfavorable changes in currency exchange rates of 8 percentage points and domestic gross sales of Fisher-Price® Friends decreased 10%, as compared to 2008.

American Girl Brands gross sales were flat in the second quarter of 2009, as compared with the second quarter of 2008. Higher sales due to the shift of the Easter holiday from the first quarter last year to the second quarter this year, and the benefit of the November 2008 opening of the American Girl Boutique and Bistros® in Boston and Minneapolis, were partially offset by lower sales of products tied to last year’s Kit Kittredge® movie.

Cost of Sales

Cost of sales as a percentage of net sales was 54.8% in the second quarter of 2009 as compared to 55.5% in the second quarter of 2008. Cost of sales decreased by $125.0 million, or 20%, from $617.1 million in the second quarter of 2008 to $492.1 million in the second quarter of 2009, as compared to a 19% decrease in net sales. Cost of sales decreased primarily due to lower sales as compared to the second quarter of 2008. Within cost of sales, product costs decreased by $80.8 million, or 16%, from $490.1 million in the second quarter of 2008 to $409.3 million in the second quarter of 2009; freight and logistics expenses decreased by $22.4 million, or 29%, from $76.4 million in the second quarter of 2008 to $54.0 million in the second quarter of 2009; and royalty expense decreased $21.8 million, or 43%, from $50.6 million in the second quarter of 2008 to $28.8 million in the second quarter of 2009.

Gross Profit

Gross profit as a percentage of net sales was 45.2% in the second quarter of 2009 as compared to 44.5% in the second quarter of 2008. The increase in gross profit as a percentage of net sales was primarily due to the benefit of price increases that were effective January 1, 2009, lower royalty expense, and net cost savings related to the Global Cost Leadership program, partially offset by input cost pressures and unfavorable changes in foreign currency exchange rates.

Advertising and Promotion Expenses

Advertising and promotion expenses, as a percentage of net sales, were 10.0% in the second quarter of 2009 as compared to 10.5% in the second quarter of 2008.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $283.8 million, or 31.6% of net sales, in the second quarter of 2009 as compared to $347.9 million, or 31.3% of net sales, in the second quarter of 2008. The absolute dollar decrease in other selling and administrative expenses is primarily due to lower litigation-related expenses of approximately $22 million, net cost savings related to the Global Cost Leadership program of approximately $20 million, and the impact of foreign currency exchange benefit of approximately $14 million.

Non-Operating Income (Expense)

Interest expense increased from $16.6 million in the second quarter of 2008 to $17.5 million in the second quarter of 2009, due primarily to higher average interest rates, which were partially offset by lower average borrowings. Interest income decreased from $7.3 million in the second quarter of 2008 to $2.5 million in the second quarter of 2009, due to lower average investment rates and lower average invested cash balances. Other non-operating income was $6.3 million in the second quarter of 2009 and primarily related to foreign currency exchange gains caused by local currency revaluation of US dollar cash balances held by Mattel’s Venezuelan subsidiary. Other non-operating expense was $6.4 million in the second quarter of 2008 and primarily related to foreign currency exchange losses caused by local currency revaluation of US dollar cash balances held by Mattel’s Venezuelan subsidiary.

Provision for Income Taxes

Mattel’s provision for income taxes was $2.3 million in the second quarter of 2009, as compared to a provision for income taxes of $3.2 million in the second quarter of 2008. During the second quarter of 2009, Mattel recognized discrete tax benefits of $2.5 million related to a change in estimate for a previously unrecognized tax benefit, along with the impact of a newly enacted tax law. Mattel expects its full year 2009 effective tax rate to be approximately 22 to 23 percent.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $212.7 million in the second quarter of 2009, down $48.1 million or 18%, as compared to $260.8 million in the second quarter of 2008. Within this segment, gross sales of Barbie® products decreased 5%. Gross sales of Other Girls products decreased 4%, primarily due to sales declines in High School Musical™. Gross sales of Wheels products decreased 18%, primarily due to sales declines in Speed Racer® products. Gross sales of Entertainment products decreased 34%, primarily driven by sales declines in products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®. Mattel Girls & Boys Brands US segment income increased $5.9 million to $17.8 million in the second quarter of 2009 from $11.9 million in the second quarter of 2008, primarily due to higher gross margin, lower other selling and administrative expenses, and lower advertising expense, partially offset by lower sales volume.

Fisher-Price Brands US gross sales were $215.8 million in the second quarter of 2009, down $21.0 million or 9%, as compared to $236.8 million in the second quarter of 2008. Within this segment, gross sales of Fisher-Price® Friends products decreased 10% and gross sales of Core Fisher-Price® products decreased 8%. Fisher-Price Brands US segment income increased $9.4 million to $22.6 million in the second quarter of 2009 from $13.2 million in the second quarter of 2008, primarily due to higher gross margin, lower other selling and administrative expenses, and lower advertising expense, partially offset by lower sales volume.

American Girl Brands gross sales were flat in the second quarter of 2009, as compared to the second quarter of 2008. Higher sales due to the shift of the Easter holiday from the first quarter last year to the second quarter this year, and the benefit of the November 2008 opening of the American Girl Boutique and Bistros® in Boston and Minneapolis, were partially offset by lower sales of products tied to last year’s Kit Kittredge® movie. American Girl Brands segment loss decreased from a loss of $5.8 million in the second quarter of 2008 to a loss of $2.5 million in the second quarter of 2009, primarily due to lower other selling and administrative expenses and higher gross profit.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the second quarter of 2009 versus 2008:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	(26)	(10)
Europe	(29)	(9)
Latin America	(23)	(13)
Asia Pacific	(20)	(9)
Other	(34)	(6)

International gross sales decreased by 26% in the second quarter of 2009, as compared to the second quarter of 2008, including unfavorable changes in currency exchange rates of 10 percentage points. Gross sales of Mattel Girls & Boys Brands decreased 29% in the second quarter of 2009, including unfavorable changes in currency exchange rates of 11 percentage points. Gross sales of Barbie® products decreased 20%, including unfavorable changes in currency exchange rates of 11 percentage points. Gross sales of Other Girls products decreased 32%, including unfavorable changes in currency exchange rates of 9 percentage points, driven primarily by sales declines in High School Musical™ and Polly Pocket® products. Gross sales of Wheels products decreased 34%, including unfavorable changes in currency exchange rates of 10 percentage points, driven primarily by sales declines in Speed Racer® products. Gross sales of Entertainment products decreased 31%, including unfavorable changes in currency exchange rates of 11 percentage points, driven primarily by lower sales of products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, and lower sales of CARS™. Gross sales of Fisher-Price Brands decreased 19% in the second quarter of 2009, including unfavorable changes in currency exchange rates of 10 percentage points. Gross sales of Fisher-Price® Friends products decreased 19%, including unfavorable changes in currency exchange rates of 8 percentage points. Gross sales of Core Fisher-Price® products decreased 19%, including unfavorable changes in currency exchange rates of 10 percentage points. International segment income decreased by $30.7 million from $58.0 million in the second quarter of 2008 to $27.3 million in the second quarter of 2009, primarily driven by lower sales volume and unfavorable changes in currency exchange rates, partially offset by lower other selling and administrative expenses and lower advertising and promotion expenses.

Results of Operations—First Half

Consolidated Results

Net sales for the first half of 2009 were $1.68 billion, down 17% as compared to $2.03 billion in 2008, including unfavorable changes in currency exchange rates of 6 percentage points. Net loss for the first half of 2009 was $29.5 million, or $0.08 per diluted share, as compared to net loss of $34.9 million, or $0.10 per diluted share, for the first half of 2008. Net loss for the first half of 2009 was positively impacted by gross margin improvement, lower other selling and administrative expenses, and lower advertising and promotion expenses, partially offset by lower sales, unfavorable changes in currency exchange rates, and net charges for legal settlements of product liability-related litigation of $16.0 million.

The following table provides a summary of Mattel’s consolidated results for the first half of 2009 and 2008 (in millions, except percentage and basis point information):

	For the Six Months Ended June 30,				Year/Year Change
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,683.8	100.0%	$2,031.7	100.0%	–17%	—

Gross profit	$751.9	44.7%	$892.2	43.9%	–16%	80
Advertising and promotion expenses	173.9	10.3	219.8	10.8	–21%	(50)
Other selling and administrative expenses	600.7	35.7	678.3	33.4	–11%	230

Operating loss	(22.7)	–1.3	(5.9)	–0.3	283%	(100)
Interest expense	33.4	2.0	32.6	1.6	2%	40
Interest (income)	(6.0)	–0.4	(15.8)	–0.8	–62%	40
Other non-operating (income) expense, net	(8.5)	–0.5	22.2	1.1	138%	(160)

Loss before income taxes	$(41.6)	–2.5%	$(44.9)	–2.2%		(30)

Sales

Net sales for the first half of 2009 were $1.68 billion, down 17% as compared to $2.03 billion in 2008, including unfavorable changes in currency exchange rates of 6 percentage points. Gross sales within the US decreased 9% in the first half of 2009, as compared to 2008, and accounted for 52% of consolidated gross sales in the first half of 2009, as compared to 47% in 2008. Gross sales in international markets decreased 25% in the first half of 2009, as compared to 2008, including unfavorable changes in currency exchange rates of 12 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands decreased 21% in the first half of 2009 to $1.04 billion, with unfavorable changes in currency exchange rates of 8 percentage points. Domestic gross sales of Mattel Girls & Boys Brands decreased 11% and international gross sales decreased 26%, with unfavorable changes in currency exchange rates of 12 percentage points. Worldwide gross sales of Barbie® decreased 10%, with unfavorable changes in currency exchange rates of 9 percentage points. Domestic gross sales of Barbie® increased 6%, primarily driven by both core lines and products supporting Barbie’s 50th anniversary. International gross sales of Barbie® decreased 18%, including unfavorable changes in currency exchange rates of 13 percentage points. Worldwide gross sales of Other Girls products decreased 25%, including unfavorable changes in currency exchange rates of 8 percentage points, driven primarily by sales declines in High School Musical™ and Polly Pocket® products, partially offset by growth in Little Mommy® products. Worldwide gross sales of Wheels products decreased 22%, including unfavorable changes in currency exchange rates of 7 percentage points, driven primarily by sales declines in Speed Racer® products. Worldwide gross sales of Entertainment products decreased 28%, including unfavorable changes in currency exchange rates of 7 percentage points, driven primarily by lower sales of products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, and lower sales of CARS™ internationally.

Worldwide gross sales of Fisher-Price Brands were $653.7 million, down 15% in the first half of 2009, including unfavorable changes in currency exchange rates of 5 percentage points. International gross sales of Fisher-Price Brands decreased 22%, including unfavorable changes in currency exchange rates of 11 percentage points and domestic gross sales decreased 9%. Worldwide gross sales of Core Fisher-Price® decreased 15%, including unfavorable changes in currency exchange rates of 6 percentage points. International gross sales of Core Fisher-Price® decreased 22%, including unfavorable changes in currency exchange rates of 11 percentage points and domestic gross sales of Core Fisher-Price® decreased 8%. Worldwide gross sales of Fisher-Price® Friends decreased 11%, including unfavorable changes in currency exchange rates of 4 percentage points. International gross sales of Fisher-Price® Friends decreased 19%, including unfavorable changes in currency exchange rates of 8 percentage points and domestic gross sales of Fisher-Price® Friends decreased 4%.

American Girl Brands gross sales were $127.5 million, down 2% in the first half of 2009, as compared to $130.2 million in the first half of 2008, driven by lower sales of products tied to last year’s Kit Kittredge® movie, partially offset by the benefit of the November 2008 opening of the American Girl Boutique and Bistros® in Boston and Minneapolis.

Cost of Sales

Cost of sales in the first half of 2009 were $931.9 million, down $207.6 million, or 18%, from $1.14 billion in 2008, as compared to a 17% decrease in net sales. Cost of sales decreased primarily due to lower sales as compared to the first half of 2008. Within cost of sales, product costs decreased by $138.3 million, or 15%, from $903.0 million in the first half of 2008 to $764.7 million in the first half of 2009; freight and logistics expenses decreased by $37.5 million, or 25%, from $152.2 million in the first half of 2008 to $114.7 million in the first half of 2009; and royalty expense decreased $31.8 million, or 38%, from $84.3 million in the first half of 2008 to $52.5 million in first half of 2009.

Gross Profit

Gross profit as a percentage of net sales was 44.7% in the first half of 2009 as compared to 43.9% in the first half of 2008. The increase in gross profit as a percentage of net sales was primarily due to the benefit of price increases that were effective January 1, 2009, lower royalty expense, and net cost savings related to the Global Cost Leadership program, partially offset by input cost pressures and unfavorable changes in foreign currency exchange rates.

Advertising and Promotion Expenses

Advertising and promotion expenses were 10.3% of net sales in the first half of 2009 as compared to 10.8% of net sales in the first half of 2008.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $600.7 million, or 35.7% of net sales, in the first half of 2009 as compared to $678.3 million, or 33.4% of net sales, in the first half of 2008. The absolute dollar decrease in other selling and administrative expenses is primarily due to net cost savings related to the Global Cost Leadership program of approximately $35 million, lower litigation-related expenses of approximately $33 million, and the impact of foreign currency exchange benefit of approximately $27 million, partially offset by net charges for legal settlements of product liability-related litigation of $16.0 million.

Non-Operating Income (Expense)

Interest expense increased from $32.6 million in the first half of 2008 to $33.4 million in the first half of 2009 due primarily to higher average interest rates. Interest income decreased from $15.8 million in the first half of 2008 to $6.0 million in the first half of 2009, due to lower average interest rates and lower average invested cash balances. Other non-operating income was $8.5 million in the first half of 2009 and primarily related to foreign currency exchange gains caused by local currency revaluation of US dollar cash balances held by Mattel’s Venezuelan subsidiary. Other non-operating expense was $22.1 million in the first half of 2008 and primarily related to foreign currency exchange losses caused by local currency revaluation of US dollar cash balances held by Mattel’s Venezuelan subsidiary.

Provision for Income Taxes

Mattel’s income tax benefit was $12.1 million in the first half of 2009, as compared to an income tax benefit of $10.0 million in the first half of 2008. During the second quarter of 2009, Mattel recognized discrete tax benefits of $2.5 million related to a change in estimate for a previously unrecognized tax benefit, along with the impact of a newly enacted tax law. Mattel expects its full year 2009 effective tax rate to be approximately 22 to 23 percent.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $433.6 million in the first half of 2009, down $52.9 million or 11%, as compared to $486.5 million in the first half of 2008. Within this segment, gross sales of Barbie® products increased 6%, primarily driven by both core lines and products supporting Barbie’s 50th anniversary. Gross sales of Other Girls products decreased 8%, primarily due to sales declines in High School Musical™ products, partially offset by growth in Little Mommy® products. Gross sales of Wheels products decreased 13%, primarily due to sales declines in Speed Racer® products. Gross sales of Entertainment products decreased 23% primarily due to lower sales of products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®. Mattel Girls & Boys Brands US segment income increased $17.4 million, from $14.5 million in the first half of 2008 to $31.9 million in the first half of 2009, primarily driven by higher gross margin and lower other selling and administrative expenses, partially offset by lower sales volume.

Fisher-Price Brands US gross sales decreased 9% in the first half of 2009, as compared to the first half of 2008. Within this segment, gross sales of Core Fisher-Price® products decreased 8%, gross sales of Fisher-Price® Friends products decreased 4%, and gross sales of Power Wheels® products decreased 23%. Fisher-Price Brands US segment income increased $6.9 million to $18.6 million in the first half of 2009 from $11.7 million in the first half of 2008, primarily driven by lower other selling and administrative expenses and higher gross margin, partially offset by lower sales volume.

American Girl Brands gross sales decreased 2% in the first half of 2009, as compared to the first half of 2008, driven by lower sales of products tied to last year’s Kit Kittredge® movie, partially offset by the benefit of the November 2008 opening of the American Girl Boutique and Bistros® in Boston and Minneapolis. American Girl Brands segment operating loss decreased from $7.4 million in the first half of 2008 to $5.2 million in the first half of 2009, primarily driven by lower other selling and administrative expenses and higher gross profit, partially offset by lower sales volume.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first half of 2009 versus 2008:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	(25)	(12)
Europe	(28)	(11)
Latin America	(22)	(14)
Asia Pacific	(18)	(10)
Other	(26)	(9)

International gross sales decreased by 25% in the first half of 2009, as compared to the first half of 2008, including unfavorable changes in currency exchange rates of 12 percentage points. Gross sales of Mattel Girls & Boys Brands decreased 26% in the first half of 2009, including unfavorable changes in currency exchange rates of 12 percentage points. Gross sales of Barbie® decreased 18%, including unfavorable changes in currency exchange rates of 13 percentage points. Gross sales of Other Girls products decreased 33%, including unfavorable changes in currency exchange rates of 12 percentage points, primarily driven by sales declines in High School Musical™ and Polly Pocket® products. Gross sales of Wheels products decreased 28%, including unfavorable changes in currency exchange rates of 12 percentage points, primarily due to sales declines in Speed Racer® products. Gross sales of Entertainment products decreased 31%, including unfavorable changes in currency exchange rates of 12 percentage points, driven primarily by lower sales of products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda® and lower sales of CARS™. Gross sales of Fisher-Price Brands decreased 22% in the first half of 2009, including unfavorable changes in currency exchange rates of 11 percentage points. Gross sales of Core Fisher-Price® products decreased 22%, including unfavorable change in currency exchange rates of 11 percentage points. Gross sales of Fisher-Price® Friends products decreased 19%, including unfavorable changes in currency exchange rates of 8 percentage points. International segment income was $36.6 million in the first half of 2009, down $45.3 million from $81.9 million in the first half of 2008, primarily due to lower sales volume, partially offset by lower advertising and promotion expenses and lower other selling and administrative expenses.

Global Cost Leadership Program

During the middle of 2008, Mattel initiated its Global Cost Leadership program, which is designed to improve operating efficiencies and leverage Mattel’s global scale to improve profitability and operating cash flows. The major initiatives of Mattel’s Global Cost Leadership program include:

•

A global reduction in Mattel’s professional workforce of approximately 1,000 employees that was implemented beginning in November 2008, which is expected to generate approximately $60 million in annualized compensation-related savings during 2009.

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

In connection with the Global Cost Leadership program, Mattel recorded severance and other termination-related charges of $2.5 million in the second quarter of 2009 and $7.2 million in the first half of 2009, which is included in other selling and administrative expenses.

Mattel’s Global Cost Leadership program is intended to generate approximately $90 million to $100 million of net cost savings during 2009, and approximately $180 million to $200 million of cumulative net cost savings by the end of 2010. During the second quarter of 2009, Mattel realized approximately $32 million in net cost savings, of which, approximately $20 million is reflected within other selling and administrative expenses, approximately $9 million within costs of sales, and approximately $3 million within advertising and promotion expenses. During the first half of 2009, Mattel realized approximately $50 million in net cost savings, of which, approximately $35 million is reflected within other selling and administrative expenses, approximately $12 million within costs of sales, and approximately $3 million within advertising and promotion expenses. Based on current projections, Mattel expects to meet its 2009 goal of $90 to $100 million of net cost savings.

Income Taxes

Mattel’s income tax benefit was $12.1 million in the first half of 2009, as compared to an income tax benefit of $10.0 million in the first half of 2008. During the second quarter of 2009, Mattel recognized discrete tax benefits of $2.5 million related to a change in estimate for a previously recognized tax benefit, along with the impact of a newly enacted tax law. Mattel expects its full year 2009 effective tax rate to be approximately 22 to 23 percent.

During the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. The Internal Revenue Service (“IRS”) is currently auditing Mattel’s 2006 and 2007 federal income tax returns. The IRS audit plan calls for the completion of the current examination in the second quarter of 2010. At this time, there is insufficient information related to current IRS, state, and foreign audits to quantify any possible changes in the unrecognized tax benefits that may occur during the next twelve months.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as the current global economic crisis and tight credit environment, an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-EBITDA and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates, and recent developments in the financial markets have increased Mattel’s exposure to the possible liquidity and credit risks of its counterparties. Mattel believes that it has ample liquidity to fund its business needs, including beginning of the year cash and equivalents, cash flows from operations, and access to its $1.035 billion domestic unsecured committed revolving credit facility (including the $60.0 million and $95.0 million increases in April 2009 and July 2009, respectively), which it uses for seasonal working capital requirements. Mattel’s domestic credit facility was amended and restated effective March 23, 2009 and expires on March 23, 2012, as more fully described below. As of June 30, 2009, Mattel had available incremental borrowing resources totaling approximately $569 million under this unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

Mattel monitors the third-party depository institutions that hold the company’s cash and equivalents. Mattel’s emphasis is primarily on safety and liquidity of principal and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize exposure. During the first half of 2009, Mattel received proceeds of approximately $67 million, relating to a money market investment fund held as of December 31, 2008, which was classified as other current assets as a result of the money market investment fund halting redemption requests during 2008. Mattel expects to receive the remaining proceeds of approximately $14 million by the end of 2009, when the underlying securities will have matured. As of June 30, 2009, June 30, 2008, and December 31, 2008, Mattel also had additional long-term investments of $35.0 million.

Mattel is subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and nonperformance have been considered in the fair value measurements of Mattel’s foreign currency forward exchange contracts. Mattel continues to closely monitor its counterparties and will take action, as appropriate, to further manage its counterparty credit risk.

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

Mattel sponsors defined benefit pension plans and postretirement benefit plans for employees of the company. During the first half of 2009, actual returns for Mattel’s defined benefit pension plans were below the expected rate of return due to adverse conditions in the equity and debt markets. Continued actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.

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

Over the long term, after the full impact of the current economic and financial crisis is understood and assuming cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to shareholders through cash dividends and share repurchases. Mattel’s share repurchase program has no expiration date and repurchases will take place from time to time, depending on market conditions. The ability to successfully implement the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities. There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve its targeted goals for investing activities.

Operating Activities

Cash flows used for operating activities were $349.8 million in the first half of 2009, as compared to $529.7 million used in the first half of 2008. The decrease in cash flows used for operating activities was primarily due to lower seasonal working capital requirements.

Investing Activities

Cash flows provided by investing activities in the first half of 2009 were $8.7 million, as compared to $35.7 million used in the first half of 2008. The increase in cash flows provided by investing activities was primarily due to proceeds received from the redemption of a money market investment fund and lower purchases of other property, plant, and equipment, partially offset by lower net proceeds received relating to settled foreign currency forward exchange contracts.

Financing Activities

Cash flows provided by financing activities in the first half of 2009 were $143.3 million, as compared to $40.9 million in the first half of 2008. The increase in cash flows provided by financing activities is primarily due to higher net proceeds from borrowings and lower share repurchases.

Seasonal Financing

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated on March 23, 2009 to, among other things, (i) extend the maturity date of the credit facility to March 23, 2012, (ii) reduce aggregate commitments under the credit facility from $1.3 billion to $880 million, with an “accordion feature,” which would allow Mattel to increase the availability under the credit facility to $1.08 billion under certain circumstances, (iii) add an interest rate floor equal to 30 day LIBOR plus 1.00% for base rate loans under the credit facility, (iv) increase the applicable interest rate margins to a range of 2.00% to 3.00% above the applicable base rate for base rate loans, and 2.5% to 3.5% above the applicable LIBOR rate for Eurodollar rate loans, depending on Mattel’s senior unsecured long-term debt rating, (v) increase commitment fees to a range of 0.25% to 0.75% of the unused commitments under the credit facility (treating purchases of receivables under the receivables sales facility, as described below, as uses of commitments), and (vi) replace the consolidated debt-to-capital ratio with a consolidated debt-to-EBITDA ratio. On April 29, 2009, Mattel utilized the accordion feature of the credit facility to increase the aggregate commitments under the credit facility by $60.0 million. On July 9, 2009, Mattel further increased the aggregate commitments under the credit facility by $95.0 million, from $940.0 million to $1.035 billion, also through the accordion feature of the credit facility. The remaining accordion feature availability is $45.0 million.

The credit facility contains a variety of covenants, including financial covenants that Mattel is required to meet at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the first half of 2009. As of June 30, 2009, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.5 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 9.0 to 1 (compared to a minimum required of 3.50 to 1).

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

Mattel believes its cash on hand, amounts available under its domestic unsecured committed revolving credit facility, and its foreign credit lines will be ample to meet its seasonal financing requirements in 2009.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	June 30, 2009	June 30, 2008	December 31, 2008
	(In millions)
Receivables sold pursuant to the:
Domestic receivables facility	$81.0	$73.4	$217.8
Other factoring arrangements	—	—	35.5

	$81.0	$73.4	$253.3

Financial Position

Mattel’s cash and equivalents decreased by $195.0 million to $422.7 million at June 30, 2009, as compared to December 31, 2008, due primarily to Mattel’s seasonal working capital needs. More specifically, the decrease in cash and equivalents during the six months ended June 30, 2009 is primarily driven by the timing of accrued liabilities and accounts payable payments, long-term debt repayment of $140.0 million, increased inventory, and $61.8 million of purchases of tools, dies, and molds, and other property, plant, and equipment, partially offset by accounts receivable collections and proceeds received from the redemption of a money market investment fund.

Accounts payable and accrued liabilities decreased by $367.8 million from December 31, 2008 to $703.3 million at June 30, 2009, mainly due to the timing of payments of various accrued liability balances, including royalties and advertising obligations, and a decrease in receivable collections due bank related to the domestic receivables facility.

The current portion of long-term debt decreased $100.0 million to $50.0 million at June 30, 2009, as compared to $150.0 million at December 31, 2008, due to the repayment of $100.0 million of the 2006 Senior Notes and $40.0 million of Medium-term notes, offset by the reclassification of $40.0 million of Medium-term notes to current.

A summary of Mattel’s capitalization is as follows:

	June 30, 2009		June 30, 2008		December 31, 2008
	(In millions, except percentage information)
Medium-term notes	$160.0	5%	$210.0	6%	$200.0	6%
2006 Senior Notes	200.0	6	200.0	6	200.0	6
2008 Senior Notes	350.0	10	350.0	10	350.0	10

Total noncurrent long-term debt	710.0	21	760.0	22	750.0	22
Other noncurrent liabilities	550.4	16	382.3	11	547.9	16
Stockholders’ equity	2,169.7	63	2,329.3	67	2,117.1	62

	$3,430.1	100%	$3,471.6	100%	$3,415.0	100%

Total noncurrent long-term debt decreased by $50.0 million at June 30, 2009, as compared to June 30, 2008, due to the reclassification of $50.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed.

Other noncurrent liabilities increased $168.1 million at June 30, 2009, as compared to June 30, 2008, due primarily to increases in long-term defined benefit pension plan obligations.

Stockholders’ equity of $2.17 billion decreased $159.6 million from June 30, 2008, primarily as a result of unfavorable currency translation adjustments, payment of the annual dividend in the fourth quarter of 2008, an increase in Mattel’s net defined benefit pension plan obligations, and share repurchases, partially offset by net income.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 30.4% at June 30, 2008 to 32.7% at June 30, 2009 due to the aforementioned decrease in stockholder’s equity. Mattel’s objective is to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2008 and did not change during the first half of 2009.

New Accounting Pronouncements

See Item 1 “Financial Statements–Note 25 to the Consolidated Financial Statements–New Accounting Pronouncements.”

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$540,571	$721,727	$1,044,595	$1,314,507
Fisher-Price Brands	369,937	428,014	653,672	769,322
American Girl Brands	61,040	61,085	127,470	130,171
Other	3,487	3,614	6,437	7,107

Gross sales	975,035	1,214,440	1,832,174	2,221,107
Sales adjustments	(76,838)	(102,009)	(148,331)	(189,377)

Net sales	$898,197	$1,112,431	$1,683,843	$2,031,730

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures for the second quarter of 2009 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, and Mexican peso.

There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency transaction and translation gains and losses resulting from changes in currency exchange rates, including but not limited to the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.5% and its full year earnings per share by approximately $0.01 to $0.02.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended June 30, 2009.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The content of Note 23, “Contingencies” to the Consolidated Financial Statements of Mattel in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.

Derivative Litigation

A consolidated stockholder derivative action was filed in Los Angeles County Superior Court in California, captioned In re Mattel, Inc. Derivative Litigation, consolidating three derivative actions filed in September 2007 (the “Superior Court Action”), asserting claims ostensibly on behalf and for the benefit of Mattel. A second consolidated derivative action in US District Court, Central District of California, captioned In re Mattel, Inc. Derivative Litigation, consolidating three federal derivative actions filed in October 2007, asserting claims ostensibly on behalf and for the benefit of Mattel, was dismissed with prejudice by the federal court in August 2008. Another derivative action, filed in the Court of Chancery of Delaware in October 2007, has been voluntarily dismissed.

The Superior Court Action alleges that past and present members of Mattel’s Board of Directors breached their fiduciary duties in connection with product safety and reporting practices allegedly related to Mattel’s product recalls during August and September 2007. Plaintiffs also sue certain executive officers of Mattel, and allege that certain officers and current and former directors who sold stock during the first half of 2007 breached their fiduciary duties by selling while allegedly in possession of non-public information relating to alleged product defects and seek disgorgement of unspecified amounts of profits from such sales. Defendants filed a demurrer to the entire complaint, which was sustained with leave to amend on December 22, 2008. Plaintiffs filed a First Amended Consolidated Complaint on January 20, 2009 (and a corrected version on February 13, 2009). Defendants filed a demurrer to the amended complaint on March 6, 2009, which the Court sustained without leave to amend. The Court entered an order of dismissal of the action with prejudice on July 7, 2009.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in Mattel’s 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the second quarter of 2009, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the second quarter of 2009:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—30
Repurchase program (1)	—	$—	—	$410,324,916
Employee transactions (2)	5,016	12.05	N/A	N/A

May 1—31
Repurchase program (1)	—	—	—	410,324,916
Employee transactions (2)	306	15.32	N/A	N/A

June 1—30
Repurchase program (1)	—	—	—	410,324,916
Employee transactions (2)	50	16.11	N/A	N/A

Total
Repurchase program (1)	—	$—	—	410,324,916
Employee transactions (2)	5,372	12.27	N/A	N/A

(1)	During the second quarter of 2009, Mattel did not repurchase any shares of its common stock in the open market. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Mattel was held on May 13, 2009. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to that of management.

All of the nominees for director listed in Proposal 1 in the proxy statement were elected by a majority of the votes cast, as follows:

Name of Nominee	Votes Cast “FOR”	Votes Cast “AGAINST”	Abstentions	Broker Non-Votes
Michael J. Dolan	321,707,812	1,852,957	181,571	—
Robert A. Eckert	315,462,973	6,566,683	1,712,684	—
Dr. Frances D. Fergusson	321,610,906	1,953,581	177,853	—
Tully M. Friedman	313,892,873	9,671,475	177,992	—
Dominic Ng	315,060,589	8,512,119	169,632	—
Vasant M. Prabhu	321,639,630	1,923,474	179,236	—
Dr. Andrea L. Rich	315,029,085	8,547,787	165,468	—
Ronald L. Sargent	320,241,473	3,318,845	182,022	—
Dean A. Scarborough	321,649,625	1,917,443	175,272	—
Christopher A. Sinclair	317,578,204	5,989,905	174,231	—
G. Craig Sullivan	283,311,048	40,258,982	172,310	—
Kathy Brittain White	315,112,357	8,460,066	169,917	—

Proposal 2, a proposal to ratify the selection of PricewaterhouseCoopers LLP as Mattel’s independent registered public accounting firm for the year ending December 31, 2009, was approved by the following vote:

Votes Cast “FOR”	Votes Cast “AGAINST”	Abstentions	Broker Non-Votes
316,600,849	6,956,575	184,916	—

Proposal 3, a stockholder proposal regarding certain reports by the Board of Directors, was defeated by the following vote:

Votes Cast “FOR”	Votes Cast “AGAINST”	Abstentions	Broker Non-Votes
14,839,631	246,905,456	40,318,068	21,679,185

Proposal 4, a stockholder proposal regarding special share-owner meetings, was approved by the following vote:

Votes Cast “FOR”	Votes Cast “AGAINST”	Abstentions	Broker Non-Votes
196,607,797	105,164,610	290,748	21,679,185

Shares that abstain from voting on a proposal and broker non-votes are not counted as votes cast on that proposal, and thus have no effect as to whether the proposal is approved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
10.1*	Form of Grant Agreement as of May 12, 2009 for grants to employees of Non-Qualified Stock Options under the Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”)

10.2*	Form of Grant Agreement as of May 12, 2009 for grants to employees of Restricted Stock Units under the 2005 Plan

11.0*	Computation of Income per Common and Potential Common Share

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated July 29, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated July 29, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated July 29, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.0**	The following materials from Mattel, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

By:
H. Scott Topham
Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: July 29, 2009