Form 10-Q
period 2009-09-30
MATTEL INC /DE/
filed 2009-10-28
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2009

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of October 23, 2009:

361,480,253 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	September 30, 2008	December 31, 2008
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$323,718	$446,804	$617,694
Accounts receivable, net	1,450,320	1,712,820	873,542
Inventories	606,019	751,133	485,925
Prepaid expenses and other current assets	323,435	304,781	409,689

Total current assets	2,703,492	3,215,538	2,386,850

Noncurrent Assets
Property, plant, and equipment, net	513,160	525,206	536,162
Goodwill	826,816	827,431	815,803
Other noncurrent assets	945,599	955,615	936,224

Total Assets	$4,989,067	$5,523,790	$4,675,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$159,292	$528,312	$—
Current portion of long-term debt	50,000	150,000	150,000
Accounts payable	406,436	515,985	421,736
Accrued liabilities	709,829	711,574	649,383
Income taxes payable	11,115	45,264	38,855

Total current liabilities	1,336,672	1,951,135	1,259,974

Noncurrent Liabilities
Long-term debt	710,000	760,000	750,000
Other noncurrent liabilities	536,697	391,447	547,930

Total noncurrent liabilities	1,246,697	1,151,447	1,297,930

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,638,563	1,634,086	1,642,092
Treasury stock at cost; 80.2 million shares, 82.4 million shares, and 82.9 million shares, respectively	(1,569,386)	(1,612,900)	(1,621,264)
Retained earnings	2,286,112	2,180,849	2,085,573
Accumulated other comprehensive loss	(390,960)	(222,196)	(430,635)

Total stockholders’ equity	2,405,698	2,421,208	2,117,135

Total Liabilities and Stockholders’ Equity	$4,989,067	$5,523,790	$4,675,039

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,791,875	$1,946,315	$3,475,718	$3,978,045
Cost of sales	873,260	1,046,245	1,805,171	2,185,805

Gross Profit	918,615	900,070	1,670,547	1,792,240
Advertising and promotion expenses	197,106	223,826	370,990	443,592
Other selling and administrative expenses	385,055	360,895	985,799	1,039,226

Operating Income	336,454	315,349	313,758	309,422
Interest expense	19,317	20,411	52,723	53,026
Interest (income)	(1,510)	(6,013)	(7,513)	(21,831)
Other non-operating expense (income), net	14,014	(6,157)	5,548	15,988

Income Before Income Taxes	304,633	307,108	263,000	262,239
Provision for income taxes	74,791	69,010	62,675	59,004

Net Income	$229,842	$238,098	$200,325	$203,235

Net Income Per Common Share—Basic	$0.63	$0.65	$0.55	$0.56

Weighted average number of common shares	360,843	360,881	359,513	361,339

Net Income Per Common Share—Diluted	$0.63	$0.65	$0.55	$0.56

Weighted average number of common and potential common shares	361,925	361,742	360,330	362,506

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net Income	$200,325	$203,235
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	112,812	119,444
Amortization	13,719	8,710
Asset impairments and disposals	12,616	8,646
Deferred income taxes	(27,086)	(3,587)
Share-based compensation	35,030	25,089
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(545,404)	(752,916)
Inventories	(81,242)	(374,560)
Prepaid expenses and other current assets	(31,698)	(18,303)
Accounts payable, accrued liabilities, and income taxes payable	23,155	105,339
Other, net	(31,034)	12,326

Net cash flows used for operating activities	(318,807)	(666,577)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(57,615)	(58,031)
Purchases of other property, plant, and equipment	(32,837)	(80,466)
Increase in long-term investments	—	(85,300)
Payments for businesses acquired	—	(23,451)
Proceeds from sale of investments	67,134	—
Proceeds from sale of other property, plant, and equipment	454	4,949
Proceeds from foreign currency forward exchange contracts	20,214	18,298

Net cash flows used for investing activities	(2,650)	(224,001)

Cash Flows From Financing Activities:
Payments of short-term borrowings	(294,392)	(451,263)
Proceeds from short-term borrowings	453,090	633,410
Payments of long-term borrowings	(140,000)	(40,000)
Proceeds from long-term borrowings	—	347,183
Payment of credit facility renewal costs	(11,237)	—
Share repurchases	—	(65,469)
Proceeds from exercise of stock options	20,601	18,279
Other, net	(7,064)	(91)

Net cash flows provided by financing activities	20,998	442,049

Effect of Currency Exchange Rate Changes on Cash	6,483	(5,815)

Decrease in Cash and Equivalents	(293,976)	(454,344)
Cash and Equivalents at Beginning of Period	617,694	901,148

Cash and Equivalents at End of Period	$323,718	$446,804

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, gross	$90,312	$54,655
Interest	49,204	45,215

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal recurring nature, considered necessary for a fair presentation of the financial position and interim results of Mattel, Inc. and its subsidiaries (“Mattel” or the “Company”) as of and for the periods presented, have been included. Because Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. In preparing these financial statements, Mattel evaluated the events and transactions that occurred between September 30, 2009 through October 28, 2009, the date these financial statements were issued.

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

On July 1, 2009, Mattel adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. The adoption of this standard had no impact on Mattel’s consolidated financial statements.

2.	Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts of $38.3 million, $30.3 million, and $25.9 million as of September 30, 2009, September 30, 2008, and December 31, 2008, respectively.

3.	Inventories

Inventories include the following:

	September 30, 2009	September 30, 2008	December 31, 2008
	(In thousands)
Raw materials and work in process	$65,247	$70,995	$57,311
Finished goods	540,772	680,138	428,614

	$606,019	$751,133	$485,925

4.	Property, Plant, and Equipment

Property, plant, and equipment, net include the following:

	September 30, 2009	September 30, 2008	December 31, 2008
	(In thousands)
Land	$26,613	$26,632	$26,499
Buildings	241,268	238,681	237,561
Machinery and equipment	773,192	760,485	758,656
Tools, dies, and molds	587,664	627,974	544,789
Capital leases	23,271	23,271	23,271
Leasehold improvements	176,909	162,071	162,288

	1,828,917	1,839,114	1,753,064
Less: accumulated depreciation	(1,315,757)	(1,313,908)	(1,216,902)

	$513,160	$525,206	$536,162

5.	Goodwill

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment level, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands, and International. Mattel tests its goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based on the fair value of the cash flows that the reporting units can be expected to generate in the future. In the third quarter of 2009, Mattel performed the annual impairment test and determined that goodwill was not impaired.

The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2009 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact for the US reporting units.

	December 31, 2008	Impact of Currency Exchange Rate Changes	September 30, 2009
	(In thousands)
Mattel Girls Brands US	$29,224	$2,517	$31,741
Mattel Boys Brands US	130,883	(173)	130,710
Fisher-Price Brands US	215,520	494	216,014
American Girl Brands	207,571	—	207,571
International	232,605	8,175	240,780

	$815,803	$11,013	$826,816

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	September 30, 2009	September 30, 2008	December 31, 2008
	(In thousands)
Deferred income taxes	$541,588	$470,910	$524,451
Nonamortizable identifiable intangibles	122,223	128,382	128,382
Identifiable intangibles (net of amortization of $66.8 million, $59.1 million, and $61.8 million, respectively)	92,984	86,982	107,447
Long-term investments	35,000	116,300	35,000
Other	153,804	153,041	140,944

	$945,599	$955,615	$936,224

As of September 30, 2008, Mattel had a money market investment with a net cost basis of $81.3 million, which was reclassified from cash and equivalents to noncurrent assets as a result of the money market investment fund halting redemption requests in September 2008. As of December 31, 2008, the investment was reclassified to other current assets as Mattel expected to receive the proceeds of this investment by the end of 2009, when the underlying securities will have matured. During the nine months ended September 30, 2009, Mattel received proceeds of approximately $67 million. As of September 30, 2009, September 30, 2008, and December 31, 2008, Mattel also had additional long-term investments of $35.0 million.

In October 2008, Mattel acquired Sekkoia SAS, which owns the Blokus® trademark and trade name rights, for $35.1 million in cash, including acquisition costs. In connection with the acquisition, Mattel recorded goodwill and amortizable identifiable intangible assets totaling $18.1 million and $22.9 million, respectively.

7.	Accrued Liabilities

Accrued liabilities include the following:

	September 30, 2009	September 30, 2008	December 31, 2008
	(In thousands)
Advertising and promotion	$116,192	$131,958	$56,941
Royalties	71,510	86,392	86,152
Derivatives payable	42,496	6,606	11,757
Receivable collections due bank	—	44,470	82,245
Other	479,631	442,148	412,288

	$709,829	$711,574	$649,383

8.	Product Recalls and Withdrawals

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

The following table summarizes Mattel’s reserves and reserve activity for the 2007 Product Recalls and the 2008 Product Withdrawal for the nine months ended September 30, 2009:

	Reserves at December 31, 2008	Reserves Used	Changes in Estimates	Impact of Currency Exchange Rate Changes	Reserves at September 30, 2009
	(In thousands)
Product returns/redemption	$3,605	$(1,141)	$(2,083)	$77	$458
Other	1,338	(299)	(6)	(26)	1,007

	$4,943	$(1,440)	$(2,089)	$51	$1,465

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

Following the announcement of the 2007 Product Recalls and 2008 Product Withdrawal, a number of lawsuits were filed against Mattel with respect to the recalled and withdrawn products, which are more fully described in Note 12 to the Consolidated Financial Statements in Mattel’s 2008 Annual Report on Form 10-K and Note 23, “Contingencies,” of this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2009, Mattel recorded charges of $5.4 million and $27.4 million, respectively, which are included in other selling and administrative expenses, to reserve for the settlement of a portion of the above-described product liability-related litigation. Additionally, during the nine months ended September 30, 2009, Mattel recorded a $6.0 million benefit associated with an insurance recovery for product liability-related litigation.

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

During the second quarter of 2008, Mattel initiated the Global Cost Leadership program, which is designed to improve operating efficiencies and leverage Mattel’s global scale to improve profitability and operating cash flows. The major initiatives of Mattel’s Global Cost Leadership program include:

•

A global reduction in Mattel’s professional workforce of approximately 1,000 employees that was implemented beginning in November 2008, and an additional reduction in Mattel’s professional workforce initiated in the third quarter of 2009.

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

In connection with the Global Cost Leadership program, during the three and nine months ended September 30, 2009, Mattel recorded severance and other termination-related charges of $18.1 million and $25.3 million, respectively, which are included in other selling and administrative expenses. The following table summarizes Mattel’s severance and other termination costs activity for the nine months ended September 30, 2009 (in thousands):

	Reserves at December 31, 2008	2009 Charges	Payments	Reserves at September 30, 2009
Severance	$17,115	$25,075	$(20,851)	$21,339
Other termination costs	881	257	(630)	508

	$17,996	$25,332	$(21,481)	$21,847

10.	Seasonal Financing

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated on March 23, 2009 to, among other things, (i) extend the maturity date of the credit facility to March 23, 2012, (ii) reduce aggregate commitments under the credit facility from $1.3 billion to $880.0 million, with an “accordion feature,” which would allow Mattel to increase the availability under the credit facility to $1.08 billion under certain circumstances, (iii) add an interest rate floor equal to 30-day US Dollar London Interbank Offered Rate (“LIBOR”) plus 1.00% for base rate loans under the credit facility, (iv) increase the applicable interest rate margins to a range of 2.00% to 3.00% above the applicable base rate for base rate loans, and 2.5% to 3.5% above the applicable LIBOR rate for Eurodollar rate loans, depending on Mattel’s senior unsecured long-term debt rating, (v) increase commitment fees to a range of 0.25% to 0.75% of the unused commitments under the credit facility, and (vi) replace the consolidated debt-to-capital ratio with a consolidated debt-to-earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio. In April and July 2009, Mattel utilized the accordion feature of the credit facility to increase the aggregate commitments under the credit facility by $60.0 million and $95.0 million, respectively. On October 9, 2009, Mattel further increased the aggregate commitments under the credit facility by $45.0 million, from $1.035 billion to $1.08 billion, which is the maximum aggregate commitment available under the credit facility.

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

11.	Long-term Debt

Long-term debt includes the following:

	September 30, 2009	September 30, 2008	December 31, 2008
	(In thousands)
Medium-term notes due November 2009 to November 2013	$210,000	$260,000	$250,000
2006 Senior Notes due June 2011	200,000	300,000	300,000
2008 Senior Notes due March 2013	350,000	350,000	350,000

	760,000	910,000	900,000
Less: current portion	(50,000)	(150,000)	(150,000)

	$710,000	$760,000	$750,000

In June 2009, Mattel repaid $100.0 million of the 2006 unsecured floating rate senior notes (“Floating Rate Senior Notes”) in connection with their scheduled maturity. Additionally, during the nine months ended September 30, 2009, Mattel repaid $40.0 million of its Medium-term notes in connection with their scheduled maturity.

12.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	September 30, 2009	September 30, 2008	December 31, 2008
	(In thousands)
Benefit plan liabilities	$267,899	$144,381	$286,557
Noncurrent tax liabilities	135,134	119,156	132,744
Other	133,664	127,910	128,629

	$536,697	$391,447	$547,930

13.	Comprehensive Income

The changes in the components of comprehensive income, net of tax, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands)
Net income	$229,842	$238,098	$200,325	$203,235
Currency translation adjustments	(2,272)	(146,571)	60,802	(67,268)
Defined benefit pension plans net prior service cost and net actuarial loss	3,902	289	6,429	896
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(11,039)	18,249	(18,439)	(6,445)
Reclassification adjustment for realized (gains) losses included in net income	(5,379)	13,365	(9,117)	26,431

	(16,418)	31,614	(27,556)	19,986

	$215,054	$123,430	$240,000	$156,849

The components of accumulated other comprehensive loss are as follows:

	September 30, 2009	September 30, 2008	December 31, 2008
	(In thousands)
Currency translation adjustments	$(214,049)	$(149,542)	$(274,851)
Defined benefit pension and other postretirement plans, net of tax	(154,284)	(72,181)	(160,713)
Net unrealized (loss) gain on derivative instruments, net of tax	(22,627)	(473)	4,929

	$(390,960)	$(222,196)	$(430,635)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. For the nine months ended September 30, 2009, currency translation adjustments resulted in a net gain of $60.8 million, with gains primarily from the strengthening of the Euro, Brazilian real, British pound sterling, Chilean peso, and Indonesian rupiah against the US dollar. For the nine months ended September 30, 2008, currency translation adjustments resulted in a net loss of $67.3 million, with losses primarily from the weakening of the Euro, British pound sterling, and Brazilian real against the US dollar.

14.	Income Taxes

Mattel’s provision for income taxes was $62.7 million for the nine months ended September 30, 2009, as compared to $59.0 million for the nine months ended September 30, 2008. During the three months ended September 30, 2009, Mattel recognized discrete tax expense of $2.2 million related to a change in previously recorded taxes based on tax return filings and recently enacted tax law. During the nine months ended September 30, 2009, Mattel recognized net discrete tax benefits of $0.3 million related to a change in estimate of previously unrecognized tax benefits and a change in previously recorded taxes based on tax return filings and the impact of state law changes.

During the three months ended September 30, 2009, Mattel took a tax position related to the recognition of a capital loss from the liquidation of certain Canadian subsidiaries acquired as part of The Learning Company acquisition. This tax position does not meet the requirements to be recognized in the financial statements and, accordingly, Mattel has an unrecognized tax benefit of approximately $167 million related to the capital loss claimed. In the event the unrecognized tax benefit were to later meet the financial statement recognition requirements, it is uncertain as to whether there would be any benefit to Mattel’s provision for income taxes as projected capital gain income in the carryforward period to utilize this capital loss may not be sufficient and a valuation allowance, up to the full amount, would likely be required.

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

Currency transaction (gains) losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands)
Operating income	$(34,000)	$(45,839)	$(63,125)	$(89,521)
Other non-operating expense (income), net	12,259	(10,693)	3,635	11,829

Net transaction gains	$(21,741)	$(56,532)	$(59,490)	$(77,692)

16.	Derivative Instruments

Effective January 1, 2009, Mattel adopted ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133). ASC 815-10 amends and expands the current disclosure requirements to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The adoption of this standard had no impact on Mattel’s financial statements.

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of September 30, 2009, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.17 billion, which was equal to the exposure hedged.

In connection with the issuance of its $100.0 million of Floating Rate Senior Notes, Mattel entered into two interest rate swap agreements, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. The two interest rate swap agreements expired in June 2009, which corresponded with the maturity of the Floating Rate Senior Notes. These derivative instruments were designated as effective cash flow hedges, whereby the hedges were reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in OCI. Under the terms of the agreements, Mattel received quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and made semi-annual interest payments to the swap counterparties based on a fixed rate of 5.871%. The three-month LIBOR used to determine interest payments under the interest rate swap agreements had reset every three months, matching the variable interest on the Floating Rate Senior Notes.

The following table presents Mattel’s derivative assets and liabilities at September 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$8,894	Accrued liabilities	$38,904
Foreign currency forward exchange contracts	Other noncurrent assets	972	Other noncurrent liabilities	4,002

Total derivatives designated as hedging instruments		$9,866		$42,906

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts		$—	Accrued liabilities	$3,592

Total derivatives		$9,866		$46,498

The following tables present the location and amount of gains and losses, net of taxes, from derivatives reported in the consolidated statements of operations (in thousands):

	For the Three Months Ended September 30, 2009		For the Nine Months Ended September 30, 2009		Statements of Operations Location
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(11,039)	$5,379	$(18,090)	$10,667	Cost of sales
Interest rate swaps	—	—	(349)	(1,550)	Interest expense

Total	$(11,039)	$5,379	$(18,439)	$9,117

The net gains of $5.4 million and $9.1 million reclassified from accumulated OCI to the statements of operations for the three and nine months ended September 30, 2009, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain Recognized in the Statements of Operations		Statements of Operations Location
	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$13,619	$15,850	Other non-operating (income) expense
Foreign currency forward exchange contracts	2,544	3,078	Cost of sales

Total	$16,163	$18,928

The net gains of $16.2 million and $18.9 million recognized in the statements of operations for the three and nine months ended September 30, 2009, respectively, are offset by foreign currency transaction losses on the related hedged balances.

17.	Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

Mattel does not have any significant financial assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of September 30, 2009, September 30, 2008, or December 31, 2008. Mattel’s financial assets and liabilities measured using Level 2 inputs include the following:

	September 30, 2009	September 30, 2008	December 31, 2008
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$9,866	$28,446	$24,714

Liabilities:
Foreign currency forward exchange contracts (a)	$46,498	$15,001	$12,326
Interest rate swaps (b)	—	3,216	1,934

Total liabilities	$46,498	$18,217	$14,260

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	The fair value of the interest rate swaps is based on dealer quotes using cash flows discounted at relevant market interest rates.

Effective January 1, 2009, Mattel adopted ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements), for all nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of this standard for nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not impact Mattel’s financial position or results of operations for the three and nine months ended September 30, 2009, and Mattel does not expect the adoption to have a material impact on the amounts reported in the financial statements in future periods.

Effective April 1, 2009, Mattel adopted ASC 820-10 (formerly FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This standard provides additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. The adoption of this standard did not impact Mattel’s financial position or results of operations for the three and nine months ended September 30, 2009.

18.	Fair Value of Financial Instruments

Effective April 1, 2009, Mattel adopted ASC 825-10 (formerly FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements.

Mattel’s financial instruments include cash and equivalents, investments, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, is $796.7 million (compared to a carrying amount of $760.0 million) as of September 30, 2009. The estimated fair value has been calculated based on broker quotes or rates for the same or similar instruments.

The fair value related disclosures for Mattel’s derivative financial instruments are included in Note 16, “Derivative Instruments”, and Note 17, “Fair Value Measurements”.

19.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands)
Design and development	$43,787	$48,172	$127,696	$138,474
Identifiable intangible asset amortization	2,601	2,268	7,916	7,097

20.	Earnings Per Share

Effective January 1, 2009, Mattel adopted ASC 260-10 (formerly FSP Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). Under ASC 260-10, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Certain of Mattel’s restricted stock units (“RSUs”) are considered participating securities because they contain nonforfeitable rights to dividend equivalents. The retrospective application of this standard reduced previously reported basic and diluted earnings per share by $0.01 for the three months ended September 30, 2008, and had no impact on the previously reported nine month period ended September 30, 2008.

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
BASIC
Net income	$229,842	$238,098	$200,325	$203,235
Less net income allocable to participating RSUs	(2,718)	(2,510)	(2,227)	(1,921)

Net income available for basic common shares	$227,124	$235,588	$198,098	$201,314

Weighted average common shares outstanding	360,843	360,881	359,513	361,339

Basic net income per common share	$0.63	$0.65	$0.55	$0.56

DILUTED
Net income	$229,842	$238,098	$200,325	$203,235
Less net income allocable to participating RSUs	(2,710)	(2,504)	(2,222)	(1,915)

Net income available for diluted common shares	$227,132	$235,594	$198,103	$201,320

Weighted average common shares outstanding	360,843	360,881	359,513	361,339
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	1,082	861	817	1,167

Weighted average number of common and potential common shares	361,925	361,742	360,330	362,506

Diluted net income per common share	$0.63	$0.65	$0.55	$0.56

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 19.2 million shares and 20.4 million shares were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2009, respectively, because they were antidilutive. Nonqualified stock options and non-participating RSUs totaling 9.8 million shares were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2008 because they were antidilutive.

21.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 7 to the Consolidated Financial Statements in its 2008 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands)
Service cost	$3,124	$2,816	$9,037	$9,162
Interest cost	8,700	6,483	23,865	19,669
Expected return on plan assets	(7,782)	(6,606)	(22,636)	(20,072)
Amortization of prior service cost	557	438	1,301	1,394
Recognized actuarial loss	3,248	1,446	9,307	4,445

	$7,847	$4,577	$20,874	$14,598

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands)
Service cost	$9	$27	$62	$75
Interest cost	368	664	1,696	2,098
Recognized actuarial (gain) loss	(175)	126	178	384

	$202	$817	$1,936	$2,557

During the three and nine months ended September 30, 2009, Mattel made cash contributions totaling approximately $20 million and $31 million, respectively, to its defined benefit pension and postretirement benefit plans.

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

Compensation expense, included within other selling and administrative expenses, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands)
Stock option compensation expense	$3,931	$3,283	$8,726	$5,644
RSU compensation expense	10,954	8,384	26,304	19,445

	$14,885	$11,667	$35,030	$25,089

During the three and nine months ended September 30, 2009, Mattel recognized compensation expense of $2.0 million and $3.0 million, respectively, which is included in the RSU compensation expense amounts noted above, for performance RSUs granted in connection with its January 1, 2008 – December 31, 2010 Long Term Incentive Plan, which is more fully described in Note 7 to the Consolidated Financial Statements in its 2008 Annual Report on Form 10-K.

As of September 30, 2009, total unrecognized compensation cost related to unvested share-based payments totaled $83.4 million and is expected to be recognized over a weighted-average period of 2.2 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the nine months ended September 30, 2009 and 2008 was $20.6 million and $18.3 million, respectively.

23.	Contingencies

With regard to the claims against Mattel described below, Mattel intends to defend itself vigorously. Except as described in Note 8, “Product Recalls and Withdrawals,” management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of September 30, 2009. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

In February 2007, the Court decided that the consolidated cases would be tried in two phases, with the first trial to determine claims and defenses related to Mattel’s ownership of Bratz works and whether MGA infringed those works. The second trial, which is not currently scheduled, will consider both Mattel’s separate claims for misappropriation of trade secrets and violations of the RICO statute and MGA’s claims for unfair competition. In May 2009, Mattel obtained leave to file a Third Amended Answer and Counterclaims in the litigation in connection with the claims to be tried as part of the second phase.

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

On October 13, 2009, plaintiffs and Mattel filed a joint motion with the Court seeking preliminary approval of a class action settlement of the MDL proceeding, which the Court granted on October 23, 2009. Pursuant to the Court’s order of preliminary approval, the parties will implement the settlement, then seek final approval from the Court on March 15, 2010. Upon such final approval, Mattel and the other defendants in the MDL proceeding will be released from all claims arising out of the lead- and magnet-related recalls (except for any individual personal injury claims). Under the settlement, Mattel has agreed, among other things, to provide various categories of economic relief for members of the settlement class, maintain a quality assurance system and make a charitable contribution to fund child safety programs. In addition, Mattel has agreed not to object to plaintiffs’ counsel’s application to the Court for attorneys’ fees up to a specified amount.

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

On July 9, 2008, the court also rendered a decision concerning the action brought by CPLeg/RJ. The judge rejected the claim for general damages, but Mattel do Brasil was ordered to provide product-exchange outlets in certain locations for replacement of the recalled products, to publish in newspapers the provisions of the court decision, and to make available on its website the addresses of the outlets for replacement of recalled products and the provisions of the court’s decision. The decision also allowed the consumers who were affected by the recall to submit information to the court, so that the applicability of pecuniary damages can be analyzed later, on a case by case basis. It finally ordered Mattel do Brasil to pay attorneys’ fees in an amount equal to 10% of the value placed on the claim (with a value placed on the claim of approximately $12,500). Mattel do Brasil filed a motion seeking to resolve apparent discrepancies in the court’s decision, but the judge sustained the decision, as rendered, and Mattel do Brasil filed its appeal of such decision. On September 19, 2008, the appeals court accepted Mattel’s appeal for purposes of remand, only, and not to stay the proceedings. Seeking to prevent execution on the judgment, Mattel do Brasil filed an interlocutory appeal and requested the court grant a preliminary injunction. On October 14, 2008 the injunction was granted. On February 5, 2009, the court heard the interlocutory appeal and confirmed the injunction. On September 1, 2009, the appeals court in Rio de Janeiro unanimously reversed the judgment issued by the lower court. Therefore, Mattel do Brasil is not required to establish outlets in each city of the State of Rio de Janeiro for purposes of further conducting the magnets and lead recalls. Mattel do Brasil expects Codecon to present a special appeal.

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

Fisher-Price Brands—including Fisher-Price® , Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Dora the Explorer®, Winnie the Pooh™, Go-Diego-Go!®, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels® .

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$474,785	$470,869	$908,382	$957,356
Fisher-Price Brands US	496,458	529,490	882,558	956,102
American Girl Brands	82,380	78,840	209,850	209,011

Total Domestic	1,053,623	1,079,199	2,000,790	2,122,469
International	902,285	1,049,188	1,787,292	2,227,025

Gross sales	1,955,908	2,128,387	3,788,082	4,349,494
Sales adjustments	(164,033)	(182,072)	(312,364)	(371,449)

	$1,791,875	$1,946,315	$3,475,718	$3,978,045

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands)
Segment Income (Loss)
Domestic:
Mattel Girls & Boys Brands US	$111,013	$73,359	$142,873	$87,895
Fisher-Price Brands US	120,863	94,942	139,496	106,666
American Girl Brands	8,432	(18)	3,202	(7,441)

Total Domestic	240,308	168,283	285,571	187,120
International	176,252	167,677	212,870	249,555

	416,560	335,960	498,441	436,675
Corporate and other expense (a)	80,106	20,611	184,683	127,253

Operating income	336,454	315,349	313,758	309,422
Interest expense	19,317	20,411	52,723	53,026
Interest (income)	(1,510)	(6,013)	(7,513)	(21,831)
Other non-operating expense (income), net	14,014	(6,157)	5,548	15,988

Income before income taxes	$304,633	$307,108	$263,000	$262,239

(a)	Corporate and other expense includes (i) share-based compensation expense of $14.9 million and $35.0 million for the three and nine months ended September 30, 2009, respectively, and $11.7 million and $25.1 million for the three and nine months ended September 30 2008, respectively, (ii) charges to establish a legal settlement reserve for product liability-related litigation amounting to $5.4 million and $27.4 million for the three and nine months ended September 30, 2009, respectively, (iii) legal fees associated with recall-related litigation matters, and (iv) legal fees associated with MGA litigation matters.

	September 30, 2009	September 30, 2008	December 31, 2008
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$330,809	$399,679	$249,013
Fisher-Price Brands US	410,494	496,009	198,241
American Girl Brands	100,020	107,085	62,718

Total Domestic	841,323	1,002,773	509,972
International	1,206,023	1,411,941	755,735

	2,047,346	2,414,714	1,265,707
Corporate and other	8,993	49,239	93,760

Accounts receivable and inventories, net	$2,056,339	$2,463,953	$1,359,467

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$1,084,605	$1,211,648	$2,129,200	$2,526,155
Fisher-Price Brands	784,766	833,067	1,438,438	1,602,389
American Girl Brands	82,380	78,840	209,850	209,011
Other	4,157	4,832	10,594	11,939

Gross sales	1,955,908	2,128,387	3,788,082	4,349,494
Sales adjustments	(164,033)	(182,072)	(312,364)	(371,449)

Net sales	$1,791,875	$1,946,315	$3,475,718	$3,978,045

25.	New Accounting Pronouncements

The following recently issued but not yet enacted accounting standards have not yet been codified by the FASB, as described in Note 1, “Basis of Presentation.”

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP No. FAS 132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosures about plan assets held in an employer’s defined benefit pension or other postretirement plan, to provide users of financial statements with an understanding of (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets including the level within the fair value hierarchy, using the guidance in SFAS No. 157, and (iv) significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. Mattel does not expect the adoption of FSP No. FAS 132(R)-1 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. Mattel does not expect the adoption of SFAS No. 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods beginning after November 15, 2009. Mattel does not expect the adoption of SFAS No. 167 to have a material impact on its consolidated financial statements.

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

Third Quarter 2009 Overview

Third quarter net sales continue to be under pressure, as expected, as Mattel continues to experience the negative effects of foreign currency exchange, reduced shipments as retailers continue to tightly manage inventories, and the fact that 2009 is a light year for Mattel entertainment-related products. Overall for the quarter, Mattel improved its margins by appropriately pricing its products, tightly managing costs, and aligning its infrastructure with realistic revenue assumptions. Additionally, Mattel has made progress on improving cash flows during the quarter, which continues to be a high priority. More specifically:

•

Gross profit as a percentage of net sales increased from 46.2% in the third quarter of 2008 to 51.3% in the third quarter of 2009, primarily due to price increases, lower input costs and royalty expense, and net cost savings related to the Global Cost Leadership program, partially offset by unfavorable changes in foreign currency exchange rates.

•

Operating income increased from $315.3 million in the third quarter of 2008 to $336.5 million in the third quarter of 2009, primarily due to higher gross profit as a percentage of net sales and lower advertising expense, partially offset by lower sales and higher other selling and administrative expenses.

•	The Global Cost Leadership program generated net costs savings of approximately $23 million during the third quarter of 2009, and approximately $73 million during the first nine months of 2009.

•	Cash flows used in operations decreased from a use of $666.6 million in the first nine months of 2008 to a use of $318.8 million in the first nine months of 2009.

•	Capital expenditures decreased from $138.5 million in the first nine months of 2008 to $90.5 million in the first nine months of 2009.

On an overall basis, despite the pressures on net sales, Mattel has made progress in regaining the margins lost over the past few years, executing its Global Cost Leadership program, and tightly managing its cash and capital expenditures.

2009 and Beyond

Mattel’s priorities for the remainder of the year are consistent with its goals and the progress that has been made during the first nine months of 2009: to improve profitability, improve cash flow, and strengthen its balance sheet. Mattel is managing its business based on realistic revenue assumptions and taking actions intended to meet these goals:

•	Mattel implemented a modest price increase for its 2009 product line;

•	Mattel is evaluating reductions to the number of stock keeping units (“SKUs”) it offers;

•	Mattel is reassessing its advertising spending and strategy with the expectation that 2009 advertising expense will be at the low end of its historical range of 11 to 13 percent of net sales; and

•

Mattel initiated its Global Cost Leadership program in 2008, which includes a global reduction in its professional workforce of approximately 1,000 employees implemented beginning in November 2008, an additional reduction in Mattel’s professional workforce initiated in the third quarter of 2009, a coordinated efficiency strategic plan that includes structural changes designed to lower costs and improve efficiencies, and additional procurement initiatives designed to fully leverage Mattel’s global scale. This program is expected to generate approximately $90 million to $100 million of net cost savings in 2009, and approximately $180 million to $200 million of cumulative net cost savings by the end of 2010.

Management expects to focus on profitability and margins and conserve cash for the remainder of 2009. As a result, Mattel will continue to tightly manage its capital expenditures to a level that is more consistent with its levels of capital expenditures in 2003 through 2007. In addition, given the current volatile global economic environment, Mattel is prioritizing protecting Mattel’s dividend to shareholders and minimizing strategic acquisitions and share repurchases in 2009.

Results of Operations—Third Quarter

Consolidated Results

Net sales for the third quarter of 2009 were $1.79 billion, down 8% as compared to $1.95 billion in 2008, including unfavorable changes in currency exchange rates of 3 percentage points. Net income for the third quarter of 2009 was $229.8 million, or $0.63 per diluted share, as compared to a net income of $238.1 million, or $0.65 per diluted share, for the third quarter of 2008. Net income for the third quarter of 2009 was negatively impacted by lower sales, higher other selling and administrative expenses, higher other non-operating expense, and unfavorable changes in currency exchange rates, partially offset by gross margin improvement and lower advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the third quarter of 2009 and 2008 (in millions, except percentage and basis point information):

	For the Three Months Ended September 30,				Year/Year Change
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,791.9	100.0%	$1,946.3	100.0%	–8%	—

Gross profit	$918.6	51.3%	$900.1	46.2%	2%	510
Advertising and promotion expenses	197.1	11.0	223.8	11.5	–12%	(50)
Other selling and administrative expenses	385.0	21.5	361.0	18.5	7%	300

Operating income	336.5	18.8	315.3	16.2	7%	260
Interest expense	19.3	1.1	20.4	1.0	–5%	10
Interest (income)	(1.5)	–0.1	(6.0)	–0.3	–75%	20
Other non-operating expense (income), net	14.1	0.8	(6.2)	–0.3	–327%	110

Income before income taxes	$304.6	17.0%	$307.1	15.8%		120

Sales

Net sales for the third quarter of 2009 were $1.79 billion, down 8% as compared to $1.95 billion in 2008, including unfavorable changes in currency exchange rates of 3 percentage points. Gross sales within the US decreased 2% in the third quarter of 2009, as compared to 2008, and accounted for 53.9% of consolidated gross sales in the third quarter of 2009, as compared to 50.7% in 2008. Gross sales in international markets decreased 14% in the third quarter of 2009, as compared to 2008, including unfavorable changes in currency exchange rates of 5 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands decreased 10% in the third quarter of 2009 to $1.08 billion, with unfavorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 1% and international gross sales of Mattel Girls & Boys Brands decreased 18%, with unfavorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Barbie® decreased 8%, including unfavorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Barbie® decreased less than 1% and international gross sales of Barbie® decreased 12%, with unfavorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Other Girls products decreased 19%, including unfavorable changes in currency exchange rates of 4 percentage points, driven primarily by sales declines in High School Musical™ and Polly Pocket® products, partially offset by higher sales of Little Mommy® and Disney Princesses products domestically. Worldwide gross sales of Wheels products decreased 3%, including unfavorable changes in currency exchange rates of 4 percentage points, driven primarily by sales declines in Tyco R/C® and Speed Racer® products, partially offset by higher sales of Core Hot Wheels® products. Worldwide gross sales of Core Hot Wheels® increased 9%, including unfavorable changes in currency exchange rates of 5 percentage points. Worldwide gross sales of Entertainment products decreased 15%, including unfavorable changes in currency exchange rates of 4 percentage points, driven primarily by lower sales of Radica® and products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, partially offset by sales of products tied to Toy Story and Toy Story 2 and higher sales of CARS™ products domestically.

Worldwide gross sales of Fisher-Price Brands were $784.8 million, down 6% in the third quarter of 2009, including unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Fisher-Price Brands decreased 6% and international gross sales decreased 5%, including unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Core Fisher-Price® decreased 4%, including unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Core Fisher-Price® decreased 2% and international gross sales decreased 7%, including unfavorable changes in currency exchange rates of 5 percentage points. Worldwide gross sales of Fisher-Price® Friends decreased 13%, with no impact from changes in currency exchange rates. Domestic gross sales of Fisher-Price® Friends decreased 21% and international gross sales increased 3%.

American Girl Brands gross sales were $82.4 million, up 4% in the third quarter of 2009, as compared to $78.8 million in the third quarter of 2008, reflecting the benefit of the November 2008 openings of the American Girl Boutique and Bistros® in Boston and Minneapolis.

Cost of Sales

Cost of sales as a percentage of net sales was 48.7% in the third quarter of 2009 as compared to 53.8% in the third quarter of 2008. Cost of sales decreased by $172.9 million, or 17%, from $1.05 billion in the third quarter of 2008 to $873.3 million in the third quarter of 2009, as compared to a 8% decrease in net sales. Cost of sales decreased primarily due to lower sales as compared to the third quarter of 2008. Within cost of sales, product costs decreased by $131.0 million, or 15%, from $851.0 million in the third quarter of 2008 to $720.0 million in the third quarter of 2009; freight and logistics expenses decreased by $29.1 million, or 26%, which included net cost savings from the Global Cost Leadership program, from $114.0 million in the third quarter of 2008 to $84.9 million in the third quarter of 2009; and royalty expense decreased $12.8 million, or 16%, from $81.2 million in the third quarter of 2008 to $68.4 million in the third quarter of 2009.

Gross Profit

Gross profit as a percentage of net sales was 51.3% in the third quarter of 2009 as compared to 46.2% in the third quarter of 2008. The increase in gross profit as a percentage of net sales was primarily due to price increases, lower input costs and royalty expense, and net cost savings related to the Global Cost Leadership program, partially offset by unfavorable changes in foreign currency exchange rates.

Advertising and Promotion Expenses

Advertising and promotion expenses, as a percentage of net sales, were 11.0% in the third quarter of 2009 as compared to 11.5% in the third quarter of 2008.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $385.0 million, or 21.5% of net sales, in the third quarter of 2009 as compared to $361.0 million, or 18.5% of net sales, in the third quarter of 2008. The absolute dollar increase in other selling and administrative expenses is primarily due to higher accrued incentive compensation, partially offset by foreign currency exchange benefit, lower litigation-related expenses of approximately $4 million, and cost savings related to the Global Cost Leadership program of approximately $22 million. The cost savings were partially offset by severance and other termination-related charges of approximately $18 million.

Non-Operating Income (Expense)

Interest expense decreased from $20.4 million in the third quarter of 2008 to $19.3 million in the third quarter of 2009, due primarily to lower average borrowings. Interest income decreased from $6.0 million in the third quarter of 2008 to $1.5 million in the third quarter of 2009, due to lower average investment rates and lower average invested cash balances. Other non-operating expense was $14.1 million in the third quarter of 2009 and primarily related to foreign currency exchange losses caused by local currency revaluation of US dollar cash balances held by Mattel’s Venezuelan subsidiary. Other non-operating income was $6.2 million in the third quarter of 2008 and primarily related to foreign currency exchange gains caused by local currency revaluation of US dollar cash balances held by Mattel’s Venezuelan subsidiary.

Provision for Income Taxes

Mattel’s provision for income taxes was $74.8 million for the third quarter of 2009, as compared to $69.0 million for the third quarter of 2008. During the third quarter of 2009, Mattel recognized discrete tax expense of $2.2 million related to a change in previously recorded taxes based on tax return filings and recently enacted tax law.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $474.8 million in the third quarter of 2009, up $3.9 million or 1%, as compared to $470.9 million in the third quarter of 2008. Within this segment, gross sales of Barbie® products decreased less than 1%. Gross sales of Other Girls products decreased 3%, primarily due to sales declines in High School Musical™ products, partially offset by higher sales of Little Mommy® and Disney Princesses products. Gross sales of Wheels products increased 8%, primarily due to higher sales of Core Hot Wheels®, partially offset by sales declines in Tyco R/C® and Speed Racer® products. Gross sales of Entertainment products decreased 3%, driven primarily by lower sales of Radica® and products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, partially offset by sales of products tied to Toy Story and Toy Story 2 and higher sales of CARS™ products. Mattel Girls & Boys Brands US segment income increased $37.6 million to $111.0 million in the third quarter of 2009 from $73.4 million in the third quarter of 2008, primarily due to higher gross profit.

Fisher-Price Brands US gross sales were $496.5 million in the third quarter of 2009, down $33.0 million or 6%, as compared to $529.5 million in the third quarter of 2008. Within this segment, gross sales of Fisher-Price® Friends products decreased 21% and gross sales of Core Fisher-Price® products decreased 2%. Fisher-Price Brands US segment income increased $26.0 million to $120.9 million in the third quarter of 2009 from $94.9 million in the third quarter of 2008, primarily due to higher gross margin and lower other selling and administrative expenses, partially offset by lower sales volume.

American Girl Brands gross sales were $82.4 million, up 4% in the third quarter of 2009, as compared to $78.8 million in the third quarter of 2008, reflecting the benefit of the November 2008 openings of the American Girl Boutique and Bistros® in Boston and Minneapolis. American Girl Brands had segment income of $8.4 million in the third quarter of 2009, compared to a segment loss of $0.02 million in the third quarter of 2008, primarily due to higher gross margin and lower other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the third quarter of 2009 versus 2008:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	(14)	(5)
Europe	(16)	(4)
Latin America	(13)	(8)
Asia Pacific	3	(2)
Other	(18)	(2)

International gross sales decreased by 14% in the third quarter of 2009, as compared to the third quarter of 2008, including unfavorable changes in currency exchange rates of 5 percentage points. Gross sales of Mattel Girls & Boys Brands decreased 18% in the third quarter of 2009, including unfavorable changes in currency exchange rates of 6 percentage points. Gross sales of Barbie® products decreased 12%, including unfavorable changes in currency exchange rates of 6 percentage points. Gross sales of Other Girls products decreased 29%, including unfavorable changes in currency exchange rates of 5 percentage points, driven primarily by sales declines in Polly Pocket® and High School Musical™ products, partially offset by higher sales of Little Mommy® products. Gross sales of Wheels products decreased 12%, including unfavorable changes in currency exchange rates of 6 percentage points, driven primarily by sales declines in Tyco R/C® and Speed Racer® products. Gross sales of Entertainment products decreased 23%, including unfavorable changes in currency exchange rates of 6 percentage points, driven primarily by lower sales of Radica®, products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, and CARS ™ products, partially offset by higher sales of products tied to Toy Story and Toy Story 2. Gross sales of Fisher-Price Brands decreased 5% in the third quarter of 2009, including unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Fisher-Price® Friends products increased 3%, including unfavorable changes in currency exchange rates of 1 percentage points. Gross sales of Core Fisher-Price® products decreased 7%, including unfavorable changes in currency exchange rates of 5 percentage points. International segment income increased by $8.6 million from $167.7 million in the third quarter of 2008 to $176.3 million in the third quarter of 2009, primarily due to higher gross margin, lower advertising and promotion expenses, and lower other selling and administrative expenses, partially offset by lower sales volume.

Results of Operations—First Nine Months

Consolidated Results

Net sales for the first nine months of 2009 were $3.48 billion, down 13% as compared to $3.98 billion in 2008, including unfavorable changes in currency exchange rates of 4 percentage points. Net income for the first nine months of 2009 was $200.3 million, or $0.55 per diluted share, as compared to net income of $203.2 million, or $0.56 per diluted share, for the first nine months of 2008. Net income for the first nine months of 2009 was negatively impacted by lower sales, net charges for legal settlements of product liability-related litigation of $21.4 million, and lower interest income, partially offset by gross margin improvement, lower advertising and promotion expenses, and lower other selling and administrative expenses.

The following table provides a summary of Mattel’s consolidated results for the first nine months of 2009 and 2008 (in millions, except percentage and basis point information):

	For the Nine Months Ended September 30,				Year/Year Change
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$3,475.7	100.0%	$3,978.0	100.0%	–13%	—

Gross profit	$1,670.5	48.1%	$1,792.2	45.1%	–7%	300
Advertising and promotion expenses	371.0	10.7	443.6	11.2	–16%	(50)
Other selling and administrative expenses	985.7	28.4	1,039.2	26.1	–5%	230

Operating income	313.8	9.0	309.4	7.8	1%	120
Interest expense	52.7	1.5	53.0	1.3	–1%	20
Interest (income)	(7.5)	–0.2	(21.8)	–0.5	–66%	30
Other non-operating expense, net	5.6	0.2	16.0	0.4	–65%	(20)

Income before income taxes	$263.0	7.6%	$262.2	6.6%		100

Sales

Net sales for the first nine months of 2009 were $3.48 billion, down 13% as compared to $3.98 billion in 2008, including unfavorable changes in currency exchange rates of 4 percentage points. Gross sales within the US decreased 6% in the first nine months of 2009, as compared to 2008, and accounted for 52.8% of consolidated gross sales in the first nine months of 2009, as compared to 48.8% in 2008. Gross sales in international markets decreased 20% in the first nine months of 2009, as compared to 2008, including unfavorable changes in currency exchange rates of 9 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands decreased 16% in the first nine months of 2009 to $2.13 billion, with unfavorable changes in currency exchange rates of 6 percentage points. Domestic gross sales of Mattel Girls & Boys Brands decreased 5% and international gross sales decreased 22%, with unfavorable changes in currency exchange rates of 9 percentage points. Worldwide gross sales of Barbie® decreased 9%, with unfavorable changes in currency exchange rates of 6 percentage points. Domestic gross sales of Barbie® increased 2% and international gross sales of Barbie® decreased 15%, including unfavorable changes in currency exchange rates of 9 percentage points. Worldwide gross sales of Other Girls products decreased 22%, including unfavorable changes in currency exchange rates of 6 percentage points, driven primarily by sales declines in High School Musical™ and Polly Pocket® products, partially offset by higher domestic sales of Little Mommy® and Disney Princesses products. Worldwide gross sales of Wheels products decreased 13%, including unfavorable changes in currency exchange rates of 5 percentage points, driven primarily by sales declines in Speed Racer® and Tyco R/C® products. Worldwide gross sales of Entertainment products decreased 22%, including unfavorable changes in currency exchange rates of 6 percentage points, driven primarily by lower sales of Radica® and products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, and CARS™ products internationally, partially offset by sales of products tied to Toy Story and Toy Story 2.

Worldwide gross sales of Fisher-Price Brands were $1.44 billion, down 10% in the first nine months of 2009, including unfavorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Fisher-Price Brands decreased 8% and international gross sales decreased 14%, including unfavorable changes in currency exchange rates of 8 percentage points. Worldwide gross sales of Core Fisher-Price® decreased 9%, including unfavorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Core Fisher-Price® decreased 5% and international gross sales decreased 15%, including unfavorable changes in currency exchange rates of 8 percentage points. Worldwide gross sales of Fisher-Price® Friends decreased 12%, including unfavorable changes in currency exchange rates of 1 percentage point. Domestic gross sales of Fisher-Price® Friends decreased 15% and international gross sales decreased 7%, including unfavorable changes in currency exchange rates of 4 percentage points.

American Girl Brands gross sales were flat in the first nine months of 2009, as compared to the first nine months of 2008. The benefit of the November 2008 openings of the American Girl Boutique and Bistros® in Boston and Minneapolis, were partially offset by lower sales of products tied to last year’s Kit Kittredge® movie.

Cost of Sales

Costs of sales in the first nine months of 2009 were $1.81 billion, down $380.6 million, or 17%, from $2.19 billion in 2008, as compared to a 13% decrease in net sales. Cost of sales decreased primarily due to lower sales as compared to the first nine months of 2008. Within cost of sales, product costs decreased by $268.8 million, or 15%, from $1.75 billion in the first nine months of 2008 to $1.48 billion in the first nine months of 2009; freight and logistics expenses decreased by $67.2 million, or 25%, which included net cost savings from the Global Cost Leadership program, from $266.2 million in the first nine months of 2008 to $199.0 million in the first nine months of 2009; and royalty expense decreased $44.6 million, or 27%, from $165.5 million in the first nine months of 2008 to $120.9 million in first nine months of 2009.

Gross Profit

Gross profit as a percentage of net sales was 48.1% in the first nine months of 2009, as compared to 45.1% in the first nine months of 2008. The increase in gross profit as a percentage of net sales was primarily due to price increases, lower royalty expense, and net cost savings related to the Global Cost Leadership program, partially offset by unfavorable changes in foreign currency exchange rates and input cost pressures.

Advertising and Promotion Expenses

Advertising and promotion expenses were 10.7% of net sales in the first nine months of 2009, as compared to 11.2% of net sales in the first nine months of 2008.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $985.7 million, or 28.4% of net sales, in the first nine months of 2009 as compared to $1.04 billion, or 26.1% of net sales, in the first nine months of 2008. The absolute dollar decrease in other selling and administrative expenses is primarily due to cost savings related to the Global Cost Leadership program of approximately $64 million, lower litigation-related expenses of approximately $37 million, and the impact of foreign currency exchange benefits, partially offset by higher accrued incentive compensation, severance and other termination-related charges of approximately $25 million, and net charges for legal settlements of product liability-related litigation of $21.4 million.

Non-Operating Income (Expense)

Interest expense decreased from $53.0 million in the first nine months of 2008 to $52.7 million in the first nine months of 2009 due primarily to lower average borrowings. Interest income decreased from $21.8 million in the first nine months of 2008 to $7.5 million in the first nine months of 2009, due to lower average interest rates and lower average invested cash balances. Other non-operating expense was $5.6 million and $16.0 million in the first nine months of 2009 and 2008, respectively, and primarily related to foreign currency exchange losses caused by local currency revaluation of US dollar cash balances held by Mattel’s Venezuelan subsidiary.

Provision for Income Taxes

Mattel’s provision for income taxes was $62.7 million for the first nine months of 2009, as compared to $59.0 million for the first nine months of 2008. During the first nine months of 2009, Mattel recognized discrete tax benefits of $0.3 million related to a change in estimate of previously unrecognized tax benefits and a change in previously recorded taxes based on tax return filings and the impact of state law changes.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $908.4 million in the first nine months of 2009, down $49.0 million or 5%, as compared to $957.4 million in the first nine months of 2008. Within this segment, gross sales of Barbie® products increased 2%. Gross sales of Other Girls products decreased 5%, primarily due to sales declines in High School Musical™ products, partially offset by higher sales of Little Mommy® and Disney Princesses products. Gross sales of Wheels products decreased 3%, primarily due to sales declines in Speed Racer® and Tyco R/C® products, partially offset by higher sales of Core Hot Wheels®. Gross sales of Entertainment products decreased 14%, driven primarily by lower sales of Radica® and products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, partially offset by sales of products tied to Toy Story and Toy Story 2 and higher sales of CARS™ products. Mattel Girls & Boys Brands US segment income increased $55.0 million, from $87.9 million in the first nine months of 2008 to $142.9 million in the first nine months of 2009, primarily driven by higher gross margin and lower other selling and administrative expenses, partially offset by lower sales volume.

Fisher-Price Brands US gross sales decreased 8% in the first nine months of 2009, as compared to the first nine months of 2008. Within this segment, gross sales of Core Fisher-Price® products decreased 5%, and gross sales of Fisher-Price® Friends products decreased 15%. Fisher-Price Brands US segment income increased $32.8 million to $139.5 million in the first nine months of 2009 from $106.7 million in the first nine months of 2008, primarily driven by higher gross margin, lower other selling and administrative expenses, and lower advertising and promotion expenses, partially offset by lower sales volume.

American Girl Brands gross sales were flat in the first nine months of 2009, as compared to the first nine months of 2008. The benefit of the November 2008 openings of the American Girl Boutique and Bistros® in Boston and Minneapolis, was partially offset by lower sales of products tied to last year’s Kit Kittredge® movie. American Girl Brands had segment income of $3.2 million in the first nine months of 2009, compared to a segment loss of $7.4 million in the first nine months of 2008, primarily driven by lower other selling and administrative expenses and higher gross profit.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first nine months of 2009 versus 2008:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	(20)	(9)
Europe	(22)	(7)
Latin America	(17)	(11)
Asia Pacific	(11)	(7)
Other	(22)	(6)

International gross sales decreased by 20% in the first nine months of 2009, as compared to the first nine months of 2008, including unfavorable changes in currency exchange rates of 9 percentage points. Gross sales of Mattel Girls & Boys Brands decreased 22% in the first nine months of 2009, including unfavorable changes in currency exchange rates of 9 percentage points. Gross sales of Barbie® decreased 15%, including unfavorable changes in currency exchange rates of 9 percentage points. Gross sales of Other Girls products decreased 31%, including unfavorable changes in currency exchange rates of 8 percentage points, driven primarily by sales declines in Polly Pocket® and High School Musical™ products, partially offset by higher sales of Little Mommy®. Gross sales of Wheels products decreased 21%, including unfavorable changes in currency exchange rates of 9 percentage points, driven primarily by sales declines in Speed Racer® and Tyco R/C® products. Gross sales of Entertainment products decreased 27%, including unfavorable changes in currency exchange rates of 9 percentage points, driven primarily by lower sales of CARS™ products, products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, and Radica®, partially offset by sales of products tied to Toy Story and Toy Story 2. Gross sales of Fisher-Price Brands decreased 14% in the first nine months of 2009, including unfavorable changes in currency exchange rates of 8 percentage points. Gross sales of Core Fisher-Price® products decreased 15%, including unfavorable change in currency exchange rates of 8 percentage points. Gross sales of Fisher-Price® Friends products decreased 7%, including unfavorable changes in currency exchange rates of 4 percentage points. International segment income was $212.9 million in the first nine months of 2009, down $36.7 million from $249.6 million in the first nine months of 2008, primarily due to lower sales volume, partially offset by lower advertising and promotion expenses, lower other selling and administrative expenses, and higher gross margin.

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

•	An additional reduction in Mattel’s professional workforce initiated in the third quarter of 2009, which is expected to generate approximately $20 million in annualized compensation-related savings.

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

Mattel’s Global Cost Leadership program is intended to generate approximately $90 million to $100 million of net cost savings during 2009, and approximately $180 million to $200 million of cumulative net cost savings by the end of 2010. During the third quarter of 2009, Mattel realized approximately $23 million in net cost savings, of which, approximately $4 million is reflected within other selling and administrative expenses (savings of approximately $22 million, partially offset by severance and other termination-related charges of approximately $18 million), approximately $15 million within costs of sales, and approximately $4 million within advertising and promotion expenses. During the first nine months of 2009, Mattel realized approximately $73 million in net cost savings, of which, approximately $39 million is reflected within other selling and administrative expenses (savings of approximately $64 million, partially offset by severance and other termination-related charges of approximately $25 million), approximately $27 million within costs of sales, and approximately $7 million within advertising and promotion expenses. Mattel expects to meet its 2009 goal of $90 to $100 million of net cost savings.

Income Taxes

Mattel’s provision for income taxes was $62.7 million for the first nine months of 2009, as compared to $59.0 million for the first nine months 2008. During the third quarter of 2009, Mattel recognized discrete tax expense of $2.2 million related to a change in previously recorded taxes based on tax return filings and recently enacted tax law. During the first nine months of 2009, Mattel recognized net discrete tax benefits of $0.3 million related to a change in estimate of previously unrecognized tax benefits and a change in previously recorded taxes based on tax return filings and the impact of state law changes. Mattel expects its full year 2009 effective tax rate to be approximately 23 to 24 percent.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, including its $1.08 billion domestic unsecured committed revolving credit facility, and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as the current global economic crisis and tight credit environment, an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-EBITDA and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates, and recent developments in the financial markets have increased Mattel’s exposure to the possible liquidity and credit risks of its counterparties. Mattel believes that it has ample liquidity to fund its business needs, including beginning of the year cash and equivalents, cash flows from operations, and access to its $1.08 billion domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. Mattel’s domestic credit facility was amended and restated effective March 23, 2009 and expires on March 23, 2012, as more fully described below. As of September 30, 2009, Mattel had available incremental borrowing resources totaling approximately $763 million under this unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

Mattel monitors the third-party depository institutions that hold the company’s cash and equivalents. Mattel’s emphasis is primarily on safety and liquidity of principal and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize exposure. During the first nine months of 2009, Mattel received proceeds of approximately $67 million, relating to a money market investment fund held as of December 31, 2008, which was classified as other current assets as a result of the money market investment fund halting redemption requests during 2008. Mattel expects to receive the remaining proceeds of approximately $14 million by the end of 2009, when the underlying securities will have matured. As of September 30, 2009, September 30, 2008, and December 31, 2008, Mattel also had additional long-term investments of $35.0 million.

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

Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and their liquidity in order to mitigate Mattel’s accounts receivable collectability risks and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectability of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring or purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

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

Operating Activities

Cash flows used for operating activities were $318.8 million in the first nine months of 2009, as compared to $666.6 million used in the first nine months of 2008. The decrease in cash flows used for operating activities was primarily due to lower seasonal working capital requirements.

Investing Activities

Cash flows used for investing activities in the first nine months of 2009 were $2.7 million, as compared to $224.0 million used in the first nine months of 2008. The decrease in cash flows used for investing activities was primarily due to an increase in other long-term investments in 2008, of which the proceeds of the investments were received in 2009, lower purchases of other property, plant, and equipment, and the acquisition of the intellectual property related to Whac-a-Mole® in 2008.

Financing Activities

Cash flows provided by financing activities in the first nine months 2009 were $21.0 million, as compared to $442.0 million in the first nine months of 2008. The decrease in cash flows provided by financing activities is primarily due to lower net proceeds from borrowings, partially offset by lower share repurchases.

Seasonal Financing

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated on March 23, 2009 to, among other things, (i) extend the maturity date of the credit facility to March 23, 2012, (ii) reduce aggregate commitments under the credit facility from $1.3 billion to $880.0 million, with an “accordion feature,” which would allow Mattel to increase the availability under the credit facility to $1.08 billion under certain circumstances, (iii) add an interest rate floor equal to 30-day LIBOR plus 1.00% for base rate loans under the credit facility, (iv) increase the applicable interest rate margins to a range of 2.00% to 3.00% above the applicable base rate for base rate loans, and 2.5% to 3.5% above the applicable LIBOR rate for Eurodollar rate loans, depending on Mattel’s senior unsecured long-term debt rating, (v) increase commitment fees to a range of 0.25% to 0.75% of the unused commitments under the credit facility (treating purchases of receivables under the receivables sales facility, as described below, as uses of commitments), and (vi) replace the consolidated debt-to-capital ratio with a consolidated debt-to-EBITDA ratio. In April and July 2009, Mattel utilized the accordion feature of the credit facility to increase the aggregate commitments under the credit facility by $60.0 million and $95.0 million, respectively. On October 9, 2009, Mattel further increased the aggregate commitments under the credit facility by $45.0 million, from $1.035 billion to $1.08 billion, which is the maximum aggregate commitment available under the credit facility.

The credit facility contains a variety of covenants, including financial covenants that Mattel is required to meet at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the first nine months of 2009. As of September 30, 2009, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.4 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 9.1 to 1 (compared to a minimum required of 3.50 to 1).

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

Mattel has a $300.0 million domestic receivables sales facility that is a sub-facility of Mattel’s domestic unsecured committed revolving credit facility, which was also amended in connection with the amendment of the credit facility. The amendment to the receivables sales facility, among other things, (i) extended the maturity date of the receivables sales facility to March 23, 2012, and (ii) incorporated the credit facility’s increased applicable interest rate margins described above. The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the amount available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold. Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A., as administrative agent, The Royal Bank of Scotland PLC, Wells Fargo Bank, N.A. and Societe Generale, as co-syndication agents, and Citicorp USA, Inc., Mizuho Corporate Bank, Ltd. and Manufacturers & Traders Trust Company, as co-managing agents. Pursuant to the domestic receivables facility, Mattel Sales Corp., Fisher-Price, Inc., and Mattel Direct Import, Inc. (which are wholly-owned subsidiaries of Mattel) can sell eligible trade receivables from Wal-Mart and Target to Mattel Factoring, Inc. (“Mattel Factoring”), a Delaware corporation and wholly-owned, consolidated subsidiary of Mattel. Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility. Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group. Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable in its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	September 30, 2009	September 30, 2008	December 31, 2008
	(In millions)
Receivables sold pursuant to the:
Domestic receivables facility	$126.0	$82.5	$217.8
Other factoring arrangements	7.2	—	35.5

	$133.2	$82.5	$253.3

Financial Position

Mattel’s cash and equivalents decreased by $294.0 million to $323.7 million at September 30, 2009, as compared to December 31, 2008, due primarily to Mattel’s seasonal working capital needs. More specifically, the decrease in cash and equivalents during the nine months ended September 30, 2009 is primarily driven by increased accounts receivable and inventory, $90.5 million of purchases of tools, dies, and molds, and other property, plant, and equipment, partially offset proceeds received from the redemption of a money market investment fund.

Accounts payable and accrued liabilities increased by $45.1 million from December 31, 2008 to $1.1 billion at September 30, 2009, mainly due to the timing of payments of various accrued liability balances, including royalties, derivatives payable, and incentive compensation, partially offset by a decrease in receivable collections due bank related to the domestic receivables facility.

The current portion of long-term debt decreased $100.0 million to $50.0 million at September 30, 2009, as compared to $150.0 million at December 31, 2008, due to the repayment of $100.0 million of the 2006 Senior Notes and $40.0 million of Medium-term notes, offset by the reclassification of $40.0 million of Medium-term notes to current.

A summary of Mattel’s capitalization is as follows:

	September 30, 2009		September 30, 2008		December 31, 2008
	(In millions, except percentage information)
Medium-term notes	$160.0	4%	$210.0	6%	$200.0	6%
2006 Senior Notes	200.0	5	200.0	5	200.0	6
2008 Senior Notes	350.0	10	350.0	10	350.0	10

Total noncurrent long-term debt	710.0	19	760.0	21	750.0	22
Other noncurrent liabilities	536.7	15	391.5	11	547.9	16
Stockholders’ equity	2,405.7	66	2,421.2	68	2,117.1	62

	$3,652.4	100%	$3,572.7	100%	$3,415.0	100%

Total noncurrent long-term debt decreased by $40.0 million at September 30, 2009, as compared to December 31, 2008, due to the reclassification of $40.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed.

Other noncurrent liabilities increased $145.2 million at September 30, 2009, as compared to September 30, 2008, due primarily to increases in long-term defined benefit pension plan obligations.

Stockholders’ equity of $2.41 billion increased $288.6 million from December 31, 2008, primarily as a result of net income from operations and favorable currency translation adjustments.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, decreased from 37.3% at September 30, 2008 to 27.6% at September 30, 2009 due to a decrease in short-term borrowings. Mattel’s objective is to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2008 and did not change during the first nine months of 2009.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$1,084,605	$1,211,648	$2,129,200	$2,526,155
Fisher-Price Brands	784,766	833,067	1,438,438	1,602,389
American Girl Brands	82,380	78,840	209,850	209,011
Other	4,157	4,832	10,594	11,939

Gross sales	1,955,908	2,128,387	3,788,082	4,349,494
Sales adjustments	(164,033)	(182,072)	(312,364)	(371,449)

Net sales	$1,791,875	$1,946,315	$3,475,718	$3,978,045

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures for the third quarter of 2009 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, and Mexican peso.

There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency transaction and translation gains and losses resulting from changes in currency exchange rates, including but not limited to the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the US dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.5% and its full year earnings per share by approximately $0.01 to $0.02.

Risks Associated with Venezuelan Operations

Mattel’s pricing decisions in Venezuela are intended to mitigate the risks of government imposed currency controls and significant inflation by aligning Mattel’s prices with its expectations of the local currency cost of acquiring inventory in US dollars and distributing earnings. Mattel applies to the Venezuelan government’s Foreign Exchange Administrative Commission, CADIVI, for the conversion of local currency to US dollars at the official exchange rate. However, in recent periods, Mattel has experienced difficulties in obtaining such approvals, and also delays in previously obtained approvals being honored by CADIVI. If previously obtained approvals do not ultimately result in currency conversions at the official exchange rate and Mattel is required to obtain US dollars at the substantially less favorable parallel market rate, Mattel’s financial results and financial position would be negatively impacted.

Mattel uses the official exchange rate to translate the financial statements of its Venezuelan subsidiary, which is consistent with guidance from the Center for Audit Quality SEC Regulations Committee’s International Practices Task Force. The official exchange rate has been fixed at 2.15 Venezuelan bolivar fuertes to the US dollar, despite significant inflation in recent periods. If the parallel market rate is used to translate the financial statements, or if there is a devaluation of the official exchange rate in the future, Mattel’s financial results and financial position would be negatively impacted. Additionally, as a result of escalating inflation in Venezuela during the past few years, it is reasonably possible that Venezuela will be considered to be a highly inflationary economy in the near future. If that occurs, Mattel’s Venezuelan subsidiary will use the US dollar as its functional currency, and local currency monetary assets will be remeasured into US dollars, with remeasurement adjustments and other transaction gains and losses recorded in earnings.

During the nine months ended September 30, 2009, Mattel’s Venezuelan subsidiary generated less than 3% of Mattel’s consolidated net sales.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended September 30, 2009.

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

The Superior Court Action alleges that past and present members of Mattel’s Board of Directors breached their fiduciary duties in connection with product safety and reporting practices allegedly related to Mattel’s product recalls during August and September 2007. Plaintiffs also sue certain executive officers of Mattel, and allege that certain officers and current and former directors who sold stock during the first half of 2007 breached their fiduciary duties by selling while allegedly in possession of non-public information relating to alleged product defects and seek disgorgement of unspecified amounts of profits from such sales. Defendants filed a demurrer to the entire complaint, which was sustained with leave to amend on December 22, 2008. Plaintiffs filed a First Amended Consolidated Complaint on January 20, 2009 (and a corrected version on February 13, 2009). Defendants filed a demurrer to the amended complaint on March 6, 2009, which the Court sustained without leave to amend. The Court entered an order of dismissal of the action with prejudice on July 7, 2009. Plaintiffs filed a notice of appeal on September 1, 2009.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in Mattel’s 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the third quarter of 2009, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the third quarter of 2009:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—31
Repurchase program (1)	—	$—	—	$410,324,916
Employee transactions (2)	3,362	15.45	N/A	N/A

August 1—31
Repurchase program (1)	—	—	—	410,324,916
Employee transactions (2)	442,272	17.58	N/A	N/A

September 1—30
Repurchase program (1)	—	—	—	410,324,916
Employee transactions (2)	4,573	18.02	N/A	N/A

Total
Repurchase program (1)	—	$—	—	410,324,916
Employee transactions (2)	450,207	17.57	N/A	N/A

(1)	During the third quarter of 2009, Mattel did not repurchase any shares of its common stock in the open market. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A	Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
10.1*	Form of Grant Agreement for Special Retention Award of Restricted Stock Units under the Mattel, Inc. 2005 Equity Compensation Plan

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated October 28, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated October 28, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated October 28, 2009 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.0**	The following materials from Mattel, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

By:
H. Scott Topham
Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: October 28, 2009