Form 10-K
period 2009-12-31
MATTEL INC /DE/
filed 2010-02-24
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(310) 252-2000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant calculated using the market price as of the close of business June 30, 2009 was $5,766,693,594.

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 22, 2010:

363,657,823 shares

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

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics®, and High School Musical® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® , Battle Force 5™, Speed Racer®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS™, Radica®, Toy Story®, Max Steel®, Speed Racer®, Batman®, and Kung Fu Panda® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Sesame Street® , Dora the Explorer®, Go Diego Go! ®, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

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

For additional information on Mattel’s operating segment reporting, including revenues, segment income, and assets, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Segment Results” and Item 8 “Financial Statements and Supplementary Data—Note 15 to the Consolidated Financial Statements—Segment Information.” For additional information regarding geographic areas, see Item 8 “Financial Statements and Supplementary Data—Note 15 to the Consolidated Financial Statements—Segment Information.” For a discussion of the risks inherent in the foreign operations of Mattel, which affect each segment, see Item 1A “Risk Factors—Factors That May Affect Future Results.”

Domestic Segment

The Domestic segment develops toys that it markets and sells through the Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands segments.

In the Mattel Girls & Boys Brands US segment, Barbie® includes brands such as Barbie® fashion dolls and accessories, and Polly Pocket®, Little Mommy®, Disney Classics®, and High School Musical® are included within Other Girls Brands. Wheels includes Hot Wheels®, Matchbox®, Battle Force 5™, Speed Racer®, and Tyco R/C® vehicles and play sets. Entertainment includes CARS™, Radica®, Toy Story®, Speed Racer®, Batman®, and Kung Fu Panda® products, as well as games and puzzles.

In 2010, Mattel expects to introduce new products, as well as continue to leverage content within its core brands. For Mattel Girls Brands, Barbie® will be celebrating her aspirational career heritage with the introduction of twenty new careers, including Barbie®’s 125th career. Barbie® will be expanding the Fashionistas line and will continue to build the collector business with new introductions to the tween market. New Barbie® product introductions will support the full-length animated launches of Barbie in a Mermaid Tale™ in spring 2010 and Barbie® A Fashion Fairytale in fall 2010. Polly Pocket® will expand in 2010 with new styles, new characters, and new ways to play. Additionally, Disney Princess™ will feature new products based on a computer-animated feature film.

Also in 2010, Hot Wheels® will introduce extensions to its TrickTracks® and Color Shifters™ product lines, as well as new product lines such as Custom Motors. Hot Wheels® Battle Force 5™ will continue as an animated TV series on the Cartoon Network® and will be supported by a new product line. Matchbox® will follow up on its successful 2009 introduction of Rocky The Robot Truck™ with a new range of Big Rig Buddies™ products. The Entertainment business will expand in 2010 to include new products based on WWE® Wrestling, and Mattel will release new products based on Disney/Pixar’s upcoming Toy Story® 3 movie in 2010 and will continue to market new product extensions of Disney/Pixar’s successful CARS™ franchise. Mattel will also continue to release products based on the popular DC Comics line, including the Batman®: The Brave and the Bold® animated TV series. For games and puzzles, Mattel will continue to support extensions of its popular UNO®, Apples to Apples®, and Blokus® brands. Mattel will also continue to offer innovative ways to play, including the Mindflex™ game.

The Fisher-Price Brands US segment includes Fisher-Price®, Little People®, BabyGear™, View-Master®, Dora the Explorer®, Go Diego Go!®, Mickey Mouse® Clubhouse, Handy Manny®, See ‘N Say®, Ni Hao, Kai-lan®, and Power Wheels®. New product introductions for 2010 are expected to include the Laugh & Learn™ Learn & Move Music Station, IXL® Learning System, Lil’ Zoomers™ Spinnin’ Sounds Speedway, Little People® Wheelies Stand ‘n Play Rampway, Imaginext™ Bigfoot the Monster, Trio® Batcave™, Newborn Rock ‘n Play Sleeper, iGlide™, Dance Star Mickey®, We Did It Dora, Dora All-Seasons Dollhouse, Thomas the Tank Engine and Friends™, and the Thomas and Friends® Zip, Zoom & Logging Adventure™.

The American Girl Brands segment is a direct marketer, children’s publisher, and retailer best known for its flagship line of historical dolls, books, and accessories, as well as the Just Like You® and Bitty Baby® brands. American Girl Brands also publishes best-selling Advice & Activity books and the award-winning American Girl® magazine. In January 2010, American Girl® introduced Lanie™, the newest Girl of the Year® doll. American Girl Brands products are sold only in the US and Canada.

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

Mattel’s International segment revenue represented 46% of worldwide consolidated gross sales in 2009. Within the International segment, Mattel operates in four regional groups that generated the following gross sales during 2009:

	Amount	Percentage of International Gross Sales
	(In millions, except percentage information)
Europe	$1,442.5	52%
Latin America	860.5	31
Asia Pacific	267.4	10
Other	187.9	7

	$2,758.3	100%

No individual country within the International segment exceeded 5% of worldwide consolidated gross sales during 2009.

The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of Mattel’s international operations. Mattel enters into foreign currency forward exchange contracts, primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies, to limit the effect of exchange rate fluctuations on its results of operations and cash flows. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Derivative Instruments.” For financial information by geographic area, see Item 8 “Financial Statements and Supplementary Data—Note 15 to the Consolidated Financial Statements—Segment Information.”

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

Seasonality

Mattel’s business is highly seasonal, with consumers making a large percentage of all toy purchases during the traditional holiday season. A significant portion of Mattel’s customers’ purchasing occurs in the third and fourth quarters of Mattel’s fiscal year in anticipation of such holiday buying. These seasonal purchasing patterns and requisite production lead times cause risk to Mattel’s business associated with the underproduction of popular toys and the overproduction of less popular toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly in recent years, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase the risk that Mattel may not be able to meet demand for certain products at peak demand times, or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. Additionally, as retailers manage their inventories, Mattel experiences cyclical ordering patterns for products and product lines that may cause its sales to vary significantly from period to period.

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

Product Design and Development

Through its product design and development group, Mattel regularly refreshes, redesigns, and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue this activity effectively. See Item 1A “Risk Factors—Factors That May Affect Future Results.” Product design and development activities are principally conducted by a group of professional designers and engineers employed by Mattel. During 2009, 2008, and 2007, Mattel incurred expenses of $171.3 million, $190.2 million, and $189.4 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Item 8 “Financial Statements and Supplementary Data—Note 16 to the Consolidated Financial Statements—Supplemental Financial Information.”

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

During 2009, 2008, and 2007, Mattel incurred expenses of $609.8 million (11.2% of net sales), $719.2 million (12.2% of net sales), and $708.8 million (11.9% of net sales), respectively, for advertising and promotion.

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

During 2009, Mattel’s three largest customers (Wal-Mart at $1.0 billion, Toys “R” Us at $0.7 billion, and Target at $0.5 billion) accounted for approximately 40% of worldwide consolidated net sales in the aggregate. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US. The customers and the degree of concentration vary depending upon the region or nation. See Item 1A “Risk Factors—Factors That May Affect Future Results” and Item 8 “Financial Statements and Supplementary Data—Note 15 to the Consolidated Financial Statements—Segment Information.”

Licenses and Distribution Agreements

Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.

Mattel has entered into agreements to license entertainment properties from, among others, Disney Enterprises, Inc. (including Disney® characters such as Disney Princess™, CARS™ and Toy Story® from Pixar, High School Musical®, Winnie the Pooh®, and all Disney® films and television properties for use in Mattel’s games), Viacom International, Inc. relating to its Nickelodeon® properties (including Dora the Explorer®, Go Diego Go!®, and SpongeBob SquarePants®), Warner Bros. Consumer Products (including Batman®, Superman®, Justice League®, and Speed Racer®), Sesame Workshop® (relating to its Sesame Street® properties including Elmo™), WWE® Wrestling, and HIT Entertainment™ relating to its Thomas and Friends® properties.

Royalty expense during 2009, 2008, and 2007 was $188.5 million, $241.2 million, and $243.3 million, respectively. See “Product Design and Development” and Item 8 “Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Commitments and Contingencies.”

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

As of December 31, 2009, Mattel had approximately $267 million of outstanding commitments for purchases of inventory, other assets, and services in fiscal year 2010. Licensing and similar agreements with terms extending through 2014 and beyond contain provisions for future guaranteed minimum payments aggregating approximately $241 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments” and Item 8 “Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Commitments and Contingencies.”

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

For additional information regarding foreign currency contracts, see “International Segment” above, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Derivative Instruments.”

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

Mattel maintains a quality control program to help ensure compliance with various US federal, state, and applicable foreign product safety requirements. Nonetheless, Mattel has experienced, and may in the future experience, issues in products that result in recalls, withdrawals, or replacements of products. A product recall could have a material adverse effect on Mattel’s results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively affect Mattel’s reputation and the sales of other Mattel products. See Item 1A “Risk Factors—Factors That May Affect Future Results” and Item 8 “Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements—Product Recalls and Withdrawals.”

Mattel’s advertising is subject to the Federal Trade Commission Act, The Children’s Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission, and the Federal Communications Commission, as well as laws of certain countries that regulate advertising and advertising to children. In addition, Mattel’s websites that are directed towards children are subject to The Children’s Online Privacy Protection Act of 1998. Mattel is subject to various other federal, state, local and international laws and regulations applicable to its business. Mattel believes that it is in substantial compliance with these laws and regulations.

Mattel’s world wide operations are subject to the requirements of various environmental laws and regulations in the jurisdictions where those operations are located. Mattel believes that it is in substantial compliance with those laws and regulations. Mattel’s operations are from time to time the subject of investigations, conferences, discussions, and negotiations with various federal, state and local environmental agencies within and outside the United States with respect to the discharge or cleanup of hazardous waste. We are not aware of any material cleanup liabilities.

Employees

The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 2009, Mattel’s total number of employees was approximately 27,000.

Executive Officers of the Registrant

The current executive officers of Mattel, all of whom are appointed annually by and serve at the pleasure of the Board of Directors, are as follows:

Name	Age	Position	Executive Officer Since
Robert A. Eckert	55	Chairman of the Board and Chief Executive Officer	2000
Ellen L. Brothers	54	Executive Vice President of Mattel and President, American Girl	2003
Thomas A. Debrowski	59	Executive Vice President, Worldwide Operations	2000
Kevin M. Farr	52	Chief Financial Officer	1996
Neil B. Friedman	62	President, Mattel Brands	1999
Alan Kaye	56	Senior Vice President, Human Resources	2000
Geoff Massingberd	52	Senior Vice President, Corporate Responsibility	2007
Robert Normile	50	Senior Vice President, General Counsel and Secretary	1999
Bryan Stockton	56	President, International	2000
Dianne Douglas	53	Senior Vice President, Investor Relations and Treasurer	2008
H. Scott Topham	49	Senior Vice President and Corporate Controller	2004

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

Mr. Kaye has been Senior Vice President of Human Resources since July 1997. Prior to joining Mattel, he worked as head of Human Resources at two other Fortune 500 companies in the banking industry and construction industry, serving as a line executive for the latter. Earlier in his career, he worked with the Hay Group, a compensation consulting firm, and for 12 years with IBM in various human resources positions.

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

If the current global economic conditions continue to deteriorate, Mattel’s business and financial results may continue to be adversely affected.

The global economic conditions adversely impacted Mattel’s business and financial results in 2009. Mattel designs, manufactures, and markets a wide variety of toy products worldwide through sales to customers and directly to consumers. Our performance is impacted by the level of discretionary consumer spending, which has deteriorated sharply in the United States and in many countries around the world in which Mattel does business. Consumers’ discretionary purchases of toy products may be impacted by job losses, foreclosures, bankruptcies, reduced access to credit, significantly falling home prices, lower consumer confidence and other macroeconomic factors that affect consumer spending behavior. If our customers encounter liquidity problems due to weak retail sales or their inability to raise sufficient capital due to credit constraints, we may not be able to collect the accounts receivable from the affected customers. Finally, many of the effects and consequences of the current global economic conditions are not yet known; any one or all of them could potentially have a material adverse effect on Mattel’s liquidity and capital resources, including increasing our cost of capital or our ability to raise additional capital if needed, or otherwise negatively impact Mattel’s business and financial results.

If Mattel does not successfully identify or satisfy consumer preferences, its results of operations may be adversely affected.

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products–children–are continuously changing. Significant, sudden shifts in demand are caused by “hit” toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, digital media, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers and sellers of toys, video games, consumer electronics and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales, and increase its product sales or establish product sales with new, innovative toys, will depend on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. Competition for access to entertainment properties could lessen our ability to secure, maintain, and renew popular licenses to entertainment products or require us to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain these licenses. Competition is intensifying due to recent trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages, and an increasing use of more sophisticated technology in toys. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease, and Mattel’s revenues, profitability and results of operations may be adversely affected.

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

Mattel’s business is highly seasonal and its operating results depend, in large part, on sales during the relatively brief traditional holiday season. Any events that disrupt our business during our peak demand times could significantly, adversely and disproportionately affect Mattel’s business.

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

In addition, as a result of the seasonal nature of our business, Mattel may be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as terrorist attacks, economic shocks, earthquakes or other catastrophic events, that harm the retail environment or consumer buying patterns during our key selling season, or by events, such as strikes, disruptions in transportation or port delays, that interfere with the manufacture or shipment of goods during the critical months leading up to the holiday purchasing season.

Mattel has significant customer concentration, so that economic difficulties or changes in the purchasing policies or patterns of its major customers could have a significant impact on Mattel’s business and operating results.

A small number of customers account for a large share of Mattel’s net sales. In 2009, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 40% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 50% of net sales. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results.

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

Significant changes in currency exchange rates or the ability to transfer capital across borders could have a significant adverse effect on Mattel’s business and results of operations.

Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by partially hedging this exposure using foreign currency forward exchange contracts. These contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan and Venezuelan bolivar fuerte, could have a significant adverse effect on Mattel’s business and results of operations.

Failure to successfully implement new initiatives could have a significant adverse effect on Mattel’s business, financial condition and results of operations.

Mattel has announced, and in the future may announce, initiatives to reduce its costs, increase its efficiency, improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands, and offer new innovative products, enhance product safety, develop people, improve productivity, simplify processes, maintain customer service levels, as well as initiatives designed to drive sales growth, capitalize on Mattel’s scale advantage, and improve its supply chain. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to successfully implement any of these initiatives, or the failure of any of these initiatives to produce the results anticipated by management, could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.

Mattel’s business depends in large part on the success of its vendors and outsourcers, and Mattel’s brands and reputation may be harmed by actions taken by third-parties that are outside Mattel’s control. In addition, any material failure, inadequacy or interruption resulting from such vendors or outsourcings could harm Mattel’s ability to effectively operate its business.

As a part of our efforts to cut costs, achieve better efficiencies and increase productivity and service quality, Mattel relies significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics and information technology. Any shortcoming of a Mattel vendor or outsourcer, particularly an issue affecting the quality of these services or systems, may be attributed by customers to Mattel, thus damaging Mattel’s reputation, brand value and potentially affecting the results of operations. In addition, problems with transitioning these services and systems or operating failures with these vendors and outsourcers could cause delays in product sales, reduce efficiency of Mattel’s operations, and significant capital investments could be required to remediate the problem.

Increases in interest rates, reduction of Mattel’s credit ratings, contraction of credit availability or the inability of Mattel to meet the debt covenant requirements in its credit facilities could negatively impact Mattel’s ability to conduct its operations.

Increases in interest rates, both domestically and internationally, could negatively affect Mattel’s cost of financing its operations. Any reduction in Mattel’s credit ratings could increase the cost of obtaining financing. Mattel may be hindered from obtaining, or incur additional costs to obtain, additional credit in light of the current tight credit market environment. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as market conditions and an inability to meet its debt covenant requirements, which include maintaining certain financial ratios. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Liquidity problems or bankruptcy of Mattel’s key customers could have a significant adverse effect on Mattel’s business, financial condition and results of operations.

Many of Mattel’s key customers are mass-market retailers. In the past, the mass-market retail channel in the US has experienced significant shifts in market share among competitors, causing some large retailers to experience liquidity problems. Certain of Mattel’s customers filed for bankruptcy in 2008 and 2009 and the current global economic conditions have adversely affected the financial condition of most retailers. Mattel’s sales to customers are typically made on credit without collateral. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy, contraction of credit availability to such customers or other factors beyond the control of Mattel, which could increase Mattel’s exposure to losses from bad debts. In addition, if these or other customers were to cease doing business as a result of bankruptcy or significantly reduce the number of stores operated, it could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.

If Mattel is not able to adequately protect its proprietary intellectual property and information, its results of operations could be adversely affected.

The value of Mattel’s business depends on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents and trade secrets, in the US and around the world, as well as its customer, employee, and consumer data. If Mattel fails to protect its proprietary intellectual property and information, including any successful challenge to Mattel’s ownership of its intellectual property or material infringements of its intellectual property, could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.

Unfavorable resolution of pending and future litigation matters, and disputes, including those arising from recalls, withdrawals, or replacements of Mattel products, could have a significant adverse effect on Mattel’s financial condition.

Mattel is involved in a number of litigation and regulatory matters, including those arising from recalls, withdrawals, or replacements of Mattel products. An unfavorable resolution of these pending matters could have a significant adverse effect on Mattel’s financial condition and its operations. Regardless of its outcome, litigation may result in substantial costs and expenses, and significantly divert the attention of management. There can be no assurance that Mattel will be able to prevail in, or achieve a favorable settlement of, pending matters. In addition to the pending matters, future litigation, government proceedings, labor disputes, or environmental matters could lead to increased costs or interruption of Mattel’s normal business operations.

Mattel is subject to various laws and government regulations, violation of which could subject it to sanctions. In addition, changes in such laws or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact Mattel’s financial condition and results of operations.

Mattel operates in a highly regulated environment in the US and international markets. US federal, state and local governmental entities, and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products. These regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), product safety and other safety standards, trade restrictions, regulations regarding financial matters, environmental regulations, advertising directed toward children, product content, and other administrative and regulatory restrictions. While Mattel takes all the steps it believes are necessary to comply with these laws and regulations, there can be no assurance that Mattel will be in compliance in the future. Failure to comply could result in monetary liabilities and other sanctions which could have a negative impact on Mattel’s business, financial condition and results of operations.

In addition, changes in laws or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact its financial condition and results of operations.

Product recalls, product liability claims, absence or cost of insurance, and associated costs could increase governmental scrutiny, divert resources, reduce sales and increase costs and could have a significant adverse effect on Mattel’s financial condition.

Mattel has experienced, and may in the future experience, issues in products that result in recalls, withdrawals, or replacements of products. Testing implemented by Mattel, as well as scrutiny by retailers, consumers, and other parties, may reveal issues in Mattel products that may lead to recalls, withdrawals, replacement of products, or regulatory actions by governmental authorities. In addition, individuals have asserted claims, and may in the future assert claims, that they have sustained injuries from Mattel’s products, and Mattel is and may be subject to lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside of the scope of, Mattel’s insurance coverage. Moreover, Mattel may be unable to obtain adequate liability insurance in the future. Any of the issues mentioned above could result in increased governmental scrutiny, diversion of development and management resources, and reduced sales and increased costs, any of which could significantly and adversely affect Mattel’s financial condition.

Product recalls may harm Mattel’s reputation and acceptance of Mattel’s products by consumers, licensors and Mattel’s retailer customers, which may significantly and adversely affect its business operations, decrease sales and increase costs. Recalls may also increase competitive pressures from other toy manufacturers.

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

Mattel’s current and future safety procedures may increase costs, significantly and adversely affect its relationship with vendors and make it more difficult for Mattel to produce, purchase and deliver products on a timely basis to meet market demands. Future conditions may require Mattel to adopt further changes that may increase its costs and further affect its relationship with vendors.

Mattel’s current operating procedures and requirements, including testing requirements and standards, have imposed costs on both Mattel and the vendors from which it purchases products. Changes in business conditions, including those resulting from new legislative and regulatory requirements, will cause further revisions in Mattel’s operating procedures and requirements. Changes in Mattel’s operating procedures and requirements may delay delivery of products and increase costs. Mattel’s relationship with its existing vendors may be adversely affected as a result of these changes, making Mattel more dependent on a smaller number of vendors. Some vendors may choose not to continue to do business with Mattel or not to accommodate Mattel’s needs to the extent that they have done in the past. In addition, rising production costs, contraction of credit availability and labor shortages have caused a substantial contraction in the number of toy manufacturers in China, decreasing the number of potential vendors to manufacture Mattel’s products. Because of the seasonal nature of Mattel’s business and the demands of its customers for deliveries with short lead times, Mattel depends upon the cooperation of its vendors to meet market demand for its products in a timely manner. There can be no assurance that existing and future events will not require Mattel to adopt additional requirements and incur additional costs, and impose those requirements and costs on its vendors, which may adversely affect its relationship with those vendors and Mattel’s ability to meet market demand in a timely manner.

Political developments, including trade relations, and the threat or occurrence of war or terrorist activities could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.

Mattel’s business is worldwide in scope, including operations in 43 countries and territories. The deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the US and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition, and results of operations. For example, a change in trade status for China could result in a substantial increase in the import duty of toys manufactured in China and imported into the US. In addition, the occurrence of war or hostilities between countries or threat of terrorist activities, and the responses to and results of these activities, could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.

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

Mattel’s failure to successfully market or advertise its products could have an adverse effect on Mattel’s business, financial condition and results of operations.

Mattel’s products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Mattel’s ability to sell products is dependent in part upon the success of these programs. If Mattel does not successfully market its products or if media or other advertising or promotional costs increase, these factors could have an adverse effect on Mattel’s business, financial condition, and results of operations.

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

* * * * * * * * * * * * * * * * *

If any of the risks and uncertainties described in the cautionary factors listed above actually occurs, Mattel’s business, financial condition and results of operations could be significantly and adversely affected. The factors listed above are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel’s business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on Mattel’s business, financial condition or results of operations, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

Mattel maintains leased sales offices in California, Illinois, Minnesota, New York, and Arkansas, and leased warehouse and distribution facilities in California, New Jersey, and Texas, all of which are used by the Domestic segment. Mattel has leased retail and related office space in Chicago, Illinois, New York, New York, and Los Angeles, California for its American Girl Place® stores, Dallas, Texas, Atlanta, Georgia, Natick, Massachusetts, Bloomington, Minnesota, and Denver, Colorado for its American Girl Boutique and Bistro® and leased retail space in Oshkosh, Wisconsin, which are used by the American Girl Brands segment, and Pomona, California, which is used by Mattel Brands. Mattel also has leased office space in Florida, which is used by the International segment. Mattel leases a computer facility in Phoenix, Arizona used by all segments. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Colombia, Costa Rica, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Italy, Japan, Macau, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Peru, Poland, Portugal, Puerto Rico, South Korea, Spain, Switzerland, Taiwan, Turkey, the United Kingdom, and Venezuela, which are leased (with the exception of office and warehouse space in Chile and certain warehouse space in France that is owned by Mattel) and used by the International segment. Mattel also has leased retail and related office space in China. Mattel’s principal manufacturing facilities are located in China, Indonesia, Thailand, Malaysia, and Mexico. See Item 1 “Business—Manufacturing and Materials.”

For leases that are scheduled to expire during the next twelve months, Mattel may negotiate new lease agreements, renew existing lease agreements, or utilize alternate facilities. See Item 8 “Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Commitments and Contingencies.” Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.

Item 3.	Legal Proceedings.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Litigation” and Item 8 “Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Commitments and Contingencies.”

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

For information regarding the markets in which Mattel’s common stock, par value $1.00 per share, is traded, see the cover page hereof. For information regarding the high and low closing prices of Mattel’s common stock for the last two calendar years, see Item 8 “Financial Statements and Supplementary Data—Note 17 to the Consolidated Financial Statements—Quarterly Financial Information.”

Holders of Record

As of February 22, 2010, Mattel had approximately 36,000 holders of record of its common stock.

Dividends

In 2009, 2008, and 2007, Mattel paid a dividend per share of $0.75 to holders of its common stock. The Board of Directors declared the dividends in November, and Mattel paid the dividends in December of each year. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Recent Sales of Unregistered Securities

During the fourth quarter of 2009, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

During 2009, Mattel did not repurchase any shares of its common stock. During 2008, Mattel repurchased 4.9 million shares at a cost of $90.6 million. During 2007, Mattel repurchased 35.9 million shares at a cost of $806.3 million. During 2008 and 2007, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million and $750.0 million, respectively. At December 31, 2009, share repurchase authorizations of $410.3 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

This table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2009:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31
Repurchase program (1)	—	—	—	$410,324,916
Employee transactions (2)	2,130	$19.19	N/A	N/A
November 1 – 30
Repurchase program (1)	—	—	—	$410,324,916
Employee transactions (2)	2,209	$19.56	N/A	N/A
December 1 – 31
Repurchase program (1)	—	—	—	$410,324,916
Employee transactions (2)	129	$19.98	N/A	N/A

Total
Repurchase program (1)	—	—	—	$410,324,916
Employee transactions (2)	4,468	$19.40	N/A	N/A

(1)	During the fourth quarter, Mattel did not repurchase any shares of its common stock in the open market. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A	Not applicable.

Performance Graph

The following graph compares the performance of Mattel common stock with that of the S&P 500 Index and the S&P 500 Consumer Staples Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2004 and reinvestment of dividends.

Comparison of Five Year Cumulative Total Return

Mattel, Inc., S&P 500, and S&P 500 Consumer Staples Index

Cumulative Total Return	2005	2006	2007	2008	2009
Mattel, Inc.	$83.74	$123.38	$107.75	$94.79	$122.82
S&P 500	104.83	121.20	127.85	81.12	102.15
S&P 500 Consumer Staples	103.55	118.45	135.23	114.65	131.20

Item 6.	Selected Financial Data.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share and percentage information)
Operating Results:
Net sales	$5,430,846	$5,918,002	$5,970,090	$5,650,156	$5,179,016
Gross profit	2,714,697	2,684,406	2,777,300	2,611,793	2,372,868
% of net sales	50.0%	45.4%	46.5%	46.2%	45.8%
Operating income	731,168	541,792	730,078	728,818	664,529
% of net sales	13.5%	9.2%	12.2%	12.9%	12.8%
Income before income taxes	660,047	487,964	703,398	683,756	652,049
Provision for income taxes (a)	131,343	108,328	103,405	90,829	235,030
Net income	$528,704	$379,636	$599,993	$592,927	$417,019
Net income per common share—basic	$1.45	$1.04	$1.55	$1.54	$1.02
Net income per common share—diluted	$1.45	$1.04	$1.53	$1.53	$1.01
Dividends declared per common share	$0.75	$0.75	$0.75	$0.65	$0.50

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Financial Position:
Total assets	$4,780,555	$4,675,039	$4,805,455	$4,955,884	$4,372,313
Noncurrent liabilities	1,188,692	1,297,930	928,284	940,390	807,395
Stockholders’ equity	2,530,989	2,117,135	2,306,742	2,432,974	2,101,733

(a)	The provision for income taxes in 2009 was positively impacted by net tax benefits of $28.8 million related to reassessments of prior years’ tax exposures based on the status of current audits in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2007 was positively impacted by net tax benefits of $42.0 million related to reassessments of prior years’ tax exposures based on the status of audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes. The provision for income taxes in 2006 was positively impacted by the Tax Increase Prevention and Reconciliation Act passed in May 2006, and tax benefits of $63.0 million related to tax settlements and refunds as a result of ongoing audits with foreign and state tax authorities. The provision for income taxes in 2005 was negatively impacted by incremental tax expense of $107.0 million, resulting from Mattel’s decision to repatriate $2.4 billion in previously unremitted foreign earnings under the American Jobs Creation Act, partially offset by $38.6 million of tax benefits primarily relating to tax settlements reached with various tax authorities and reassessments of tax exposures based on the status of audits in various jurisdictions around the world.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 “Financial Statements and Supplementary Data.”

Overview

Mattel’s objective is to continue to create long-term stockholder value by generating strong cash flow and deploying it in a disciplined and opportunistic manner as outlined in Mattel’s capital and investment framework. To achieve this objective, management has established three overarching goals.

The first goal is to grow core brands by continuing to develop popular toys that are innovative and responsive to current play patterns and other trends. Additionally, Mattel plans to pursue additional licensing arrangements and strategic partnerships to extend its portfolio of brands into areas outside of traditional toys.

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

2009 Overview

During 2009, Mattel improved execution across its supply chain and throughout the company by realigning its infrastructure, controlling costs and expenses, tightly managing working capital, especially inventories, and reducing capital spending by doing only business-critical projects. This resulted in improved profitability, a stronger balance sheet, and improved cash flow, which Mattel used to lower debt, increase cash balances, and continue to reward stockholders through its strong annual dividend. More specifically:

•

Gross profit as a percentage of net sales increased from 45.4% in 2008 to 50.0% in 2009, primarily due to price increases and net cost savings related to Mattel’s Global Cost Leadership program, partially offset by unfavorable changes in foreign currency exchange rates.

•

Operating income increased from $541.8 million in 2008 to $731.2 million in 2009, primarily due to higher gross profit, lower advertising and promotion expenses, and lower other selling and administrative expenses, partially offset by lower sales.

•

The Global Cost Leadership program generated gross costs savings before severance charges of approximately $164 million during 2009 (or approximately $132 million net of 2009 severance charges of approximately $32 million).

•	Cash flows from operations increased from $436.3 million in 2008 to $945.0 million in 2009.

•	Capital expenditures decreased from $198.8 million in 2008 to $120.5 million in 2009.

2010 and Beyond

Mattel’s focus for 2010 is to build on its progress towards its long-term profitability goals, in light of what it expects to be a challenging cost environment and a continuation of a difficult economic environment. Over the long-term, Mattel’s goals are to achieve gross margin of approximately 50%, advertising expense of approximately 11% to 13%, and other selling and administrative expenses of approximately 20%, which should result in operating margins of approximately 15% to 20%. Mattel will continue to manage its business based on realistic revenue assumptions, but is more optimistic about its revenue in 2010 based on the momentum of its core brands from 2009, strong partnerships for licensed brands in 2010, including WWE® Wrestling, Disney/Pixar’s Toy Story®, and HIT Entertainment™’s Thomas and Friends®, and its evergreen licensed properties. In addition to its revenue generating activities, Mattel will also continue to take actions intended to improve profitability, including:

•	Continuing to execute its Global Cost Leadership program;

•	Continuing its other cost and manufacturing efficiency programs; and

•	Pricing products consistent with its long-term operating margin goals given likely cost pressures, such as commodities and labor rates in China.

Results of Operations

2009 Compared to 2008

Consolidated Results

Net sales for 2009 were $5.43 billion, an 8% decrease as compared to $5.92 billion in 2008, including unfavorable changes in currency exchange rates of 2 percentage points. Net income for 2009 was $528.7 million, or $1.45 per diluted share as compared to net income of $379.6 million, or $1.04 per diluted share, for 2008. Net income for 2009 was positively impacted by net tax benefits of $28.8 million related to reassessments of prior years’ tax exposures based on the status of current audits in various jurisdictions around the world, settlements, and enacted tax law changes.

Gross profit as a percentage of net sales increased to 50.0% in 2009 from 45.4% in 2008. The increase in gross profit as a percentage of net sales was primarily due to price increases and net cost savings related to the Global Cost Leadership program, partially offset by unfavorable changes in foreign exchange rates.

Income before income taxes as a percentage of net sales increased to 12.2% in 2009 from 8.2% in 2008. Contributing to this increase were higher gross profit and lower advertising and promotion expenses, partially offset by higher other selling and administrative expenses.

The following table provides a summary of Mattel’s consolidated results for 2009 and 2008 (in millions, except percentage and basis point information):

	For the Year				Year/Year Change
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$5,430.8	100.0%	$5,918.0	100.0%	–8%

Gross profit	$2,714.7	50.0%	$2,684.4	45.4%	1%	460
Advertising and promotion expenses	609.8	11.2	719.2	12.2	–15%	(100)
Other selling and administrative expenses	1,373.7	25.3	1,423.4	24.1	–3%	120

Operating income	731.2	13.5	541.8	9.2	35%	430
Interest expense	71.8	1.3	81.9	1.4	–12%	(10)
Interest (income)	(8.1)	–0.1	(25.0)	–0.4	–68%	30
Other non-operating expense (income), net	7.5		(3.1)

Income before income taxes	$660.0	12.2%	$488.0	8.2%	35%	400

Sales

Net sales for 2009 were $5.43 billion, an 8% decrease as compared to $5.92 billion in 2008, including unfavorable changes in currency exchange rates of 2 percentage points. Gross sales within the US decreased 4% from 2008, and accounted for 54% and 51% of consolidated gross sales in 2009 and 2008, respectively. Gross sales in international markets decreased 13% as compared to 2008, including unfavorable changes in currency exchange rates of 4 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands decreased 10% to $3.29 billion in 2009 as compared to 2008, including unfavorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Mattel Girls & Boys Brands decreased 2% and international gross sales of Mattel Girls & Boys Brands decreased 15%, including unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Barbie® decreased 3%, including unfavorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Barbie® increased 4% and international gross sales of Barbie® decreased 6%, including unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Other Girls Brands decreased 20%, including unfavorable changes in currency exchange rates of 2 percentage points, driven primarily by sales declines in High School Musical® products. Worldwide gross sales of Wheels products decreased 7%, including unfavorable changes in currency exchange rates of 3 percentage points, primarily due to sales declines in Speed Racer® and Tyco R/C® products, partially offset by higher sales of Core Hot Wheels® and Matchbox® products. Worldwide gross sales of Entertainment products decreased by 14%, including unfavorable changes in currency exchange rates of 2 percentage points, driven primarily by sales declines in Radica® products and products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, partially offset by sales of products tied to Toy Story® and Toy Story® 2, and higher sales of CARS™ products domestically.

Worldwide gross sales of Fisher-Price Brands decreased 8% to $2.17 billion in 2009 as compared to 2008, including unfavorable changes in currency exchange rates of 1 percentage point. Domestic gross sales of Fisher-Price Brands decreased 8% and international gross sales decreased 9%, including unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Core Fisher-Price® decreased 6%, including unfavorable changes in currency exchange rates of 1 percentage point. Domestic gross sales of Core Fisher-Price® decreased 4% and international gross sales decreased 9%, including unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Fisher-Price® Friends decreased 13%, with no impact from changes in currency exchange rates. Domestic gross sales of Fisher-Price® Friends decreased 18% and international gross sales decreased 5%, with no impact from changes in currency exchange rates.

American Girl Brands gross sales were flat during 2009 as compared to 2008, driven primarily by the November 2008 openings of the American Girl Boutique and Bistro® in Boston and Minneapolis, offset by softness resulting primarily from a difficult comparison to strong entertainment-related sales in 2008.

Cost of Sales

Cost of sales decreased by $517.4 million, or 16%, from $3.23 billion in 2008 to $2.72 billion in 2009 as compared to an 8% decrease in net sales. On an overall basis, cost of sales decreased from 2008 primarily due to lower sales volume, cost savings from Mattel’s Global Cost Leadership program, and lower input costs. Within cost of sales, product costs decreased by $366.5 million, or 14%, from $2.60 billion in 2008 to $2.23 billion in 2009; freight and logistics expenses decreased by $98.2 million, or 25%, which included net cost savings from the Global Cost Leadership program, from $394.1 million in 2008 to $295.9 million in 2009; and royalty expense decreased $52.7 million, or 22%, from $241.2 million in 2008 to $188.5 million in 2009.

Gross Profit

Gross profit as a percentage of net sales increased from 45.4% in 2008 to 50.0% in 2009. The increase in gross profit as a percentage of net sales was primarily driven by price increases and net cost savings related to the Global Cost Leadership program, partially offset by unfavorable changes in currency exchange rates.

Advertising and Promotion Expenses

Advertising and promotion expenses decreased to 11.2% of net sales in 2009, from 12.2% of net sales in 2008, due primarily to lower than expected sales volume in 2008 and savings of approximately $14 million related to Mattel’s Global Cost Leadership program.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.37 billion in 2009, or 25.3% of net sales in 2009 as compared to $1.42 billion in 2008, or 24.1% of net sales. The dollar decrease in other selling and administrative expenses was primarily due to incremental year-over-year savings related to the Global Cost Leadership program (approximately $88 million in gross savings along with approximately $3 million of lower severance in 2009), the impact of foreign currency exchange benefits, and lower litigation and legal settlement-related costs of approximately $27 million, partially offset by higher incentive compensation expense of approximately $81 million and higher equity compensation expense of approximately $14 million.

Non-Operating Items

Interest expense was $71.8 million in 2009 as compared to $81.9 million in 2008, due primarily to lower average borrowings and lower average interest rates. Interest income decreased from $25.0 million in 2008 to $8.1 million in 2009 due to lower average interest rates on lower average cash balances. Other non-operating expense was $7.4 million in 2009 as compared to other non-operating income of $3.1 million in 2008. The change in other non-operating income/expense relates primarily to foreign currency exchange gains and losses, largely caused by revaluations of US dollar cash balances held by Mattel’s Venezuelan subsidiary.

Provision for Income Taxes

Mattel’s effective tax rate on income before income taxes in 2009 was 19.9% as compared to 22.2% in 2008. The 2009 income tax provision includes net tax benefits of $28.8 million related to reassessments of prior years’ tax exposures based on the status of current audits in various jurisdictions around the world, settlements, and enacted law changes.

Operating Segment Results

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands. Operating segment results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 15 to the Consolidated Financial Statements—Segment Information.”

Domestic Segment

Mattel Girls & Boys Brands US gross sales decreased 2% in 2009 as compared to 2008. Within this segment, gross sales of Barbie® increased 4% and gross sales of Other Girls Brands decreased 11%, primarily driven by lower sales of High School Musical® products. Gross sales of Wheels products increased 1%, primarily due to higher sales of Core Hot Wheels® and Matchbox® products, partially offset by sales declines in Speed Racer® and Tyco R/C® products. Gross sales of Entertainment products decreased 7%, primarily driven by lower sales of Radica® products and products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, partially offset by sales of products tied to Toy Story® and Toy Story® 2 and higher sales of CARS™ products. Mattel Girls & Boys Brands US segment income increased 85% to $293.4 million in 2009 from $158.2 million in 2008, primarily driven by higher gross profit and lower other selling and administrative expenses.

Fisher-Price Brands US gross sales decreased 8% in 2009 as compared to 2008. Within this segment, gross sales of Core Fisher-Price® products decreased 4% and gross sales of Fisher-Price® Friends products decreased 18%. Fisher-Price Brands US segment income increased 44% to $231.9 million in 2009 from $161.0 million in 2008, primarily driven by higher gross profit, lower other selling and administrative expenses, and lower advertising and promotion expenses, partially offset by lower sales volume.

American Girl Brands gross sales were flat during 2009 as compared to 2008, driven primarily by the November 2008 openings of the American Girl Boutique and Bistro® in Boston and Minneapolis, offset by softness resulting primarily from a difficult comparison to strong entertainment-related sales in 2008. American Girl Brands segment operating income increased 19% to $103.4 million in 2009 from $86.6 million in 2008, primarily driven by higher gross profit, lower other selling and administrative expenses, and lower advertising and promotion expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2009 versus 2008:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International	–13	–4
Europe	–15	–4
Latin America	–12	–6
Asia Pacific	–7	–2
Other	–11	–1

International gross sales decreased 13% in 2009 as compared to 2008, including unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Mattel Girls & Boys Brands decreased 15%, including unfavorable change in currency exchange rates of 4 percentage points. Gross sales of Barbie® decreased 6%, including unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Other Girls Brands decreased 26%, including unfavorable changes in currency exchange rates of 3 percentage points, driven primarily by sales declines in High School Musical® products. Gross sales of Wheels products decreased 13%, including unfavorable changes in currency exchange rates of 5 percentage points driven primarily by sales declines in Speed Racer® and Tyco R/C® products. Gross sales of Entertainment products decreased by 19%, including unfavorable changes in currency exchange rates of 4 percentage points, driven primarily by lower sales of products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, along with CARS™ products, and Radica® products, partially offset by sales of products tied to Toy Story® and Toy Story® 2. Fisher-Price Brands gross sales decreased 9%, including unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Core Fisher-Price® products decreased 9%, including unfavorable change in currency exchange rates of 4 percentage points and gross sales of Fisher-Price® Friends products decreased 5%, with no impact from changes in currency exchange rates. International segment income increased 18% to $422.5 million in 2009 from $357.6 million in 2008, primarily driven by higher gross margin, lower advertising and promotion expenses, and lower other selling and administrative expenses, partially offset by lower sales volume.

2008 Compared to 2007

Consolidated Results

Net sales for 2008 were $5.92 billion, a 1% decrease as compared to $5.97 billion in 2007, with no impact from changes in currency exchange rates. Net income for 2008 was $379.6 million, or $1.04 per diluted share, as compared to net income of $600.0 million, or $1.53 per diluted share, for 2007. Net income for 2007 was positively impacted by net tax benefits of $42.0 million as a result of reassessments of tax exposures based on the status of current audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes.

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

Worldwide gross sales of Mattel Girls & Boys Brands decreased 2% to $3.64 billion in 2008 as compared to 2007, with no impact from changes in currency exchange rates. Domestic gross sales of Mattel Girls & Boys Brands decreased 1% and international gross sales of Mattel Girls & Boys Brands decreased 2%, including a 2 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Barbie® decreased 9%, with no impact from changes in currency exchange rates. Domestic gross sales of Barbie® decreased 7%, primarily driven by sales declines in Barbie Girls® MP3 Player and Barbie® Collector products, partially offset by increased sales in Barbie® Fantasy products. International gross sales of Barbie® decreased 9%, including a 2 percentage point benefit from changes in currency exchange rates, primarily driven by sales declines of Barbie®

Fantasy, Barbie Girls® MP3 Player, and My Scene® products. Lower sales in Barbie® Fantasy products in international markets were driven by the underperformance of toys associated with the 2008 Barbie® entertainment property, Barbie & the Diamond Castle®, as compared to the 2007 entertainment property, Barbie as the Island Princess®. Worldwide gross sales of Other Girls Brands increased 11% from 2007, including a 1 percentage point benefit from changes in currency exchange rates, primarily driven by higher sales of High School Musical®, Little Mommy®, and Hannah Montana® internationally, partially offset by sales declines for Pixel Chix® and Polly Pocket®. Worldwide gross sales of Wheels products increased 4% as compared to 2007, including a 1 percentage point benefit from changes in currency exchange rates, primarily due to Speed Racer® sales. Worldwide gross sales of Entertainment products, which includes games and puzzles and Radica®, decreased by 4% as compared to 2007, including a 1 percentage point benefit from changes in currency exchange rates, primarily driven by sales declines in CARS™, interactive games, and Radica® products, partially offset by increased sales of products tied to the Batman®: The Dark Knight® movie property.

Worldwide gross sales of Fisher-Price Brands decreased 3% to $2.36 billion in 2008, as compared to 2007, including a 1 percentage point benefit from changes in currency exchange rates. Worldwide gross sales of Fisher-Price® Friends decreased 16% as compared to 2007, including a 1 percentage point unfavorable change in currency exchange rates, primarily driven by sales declines in Dora the Explorer® and Sesame Street® products as compared to strong levels in the prior year, partially offset by growth in sales of Disney® products. Worldwide gross sales of Core Fisher-Price® increased 1% as compared to 2007, including a 1 percentage point benefit from changes in currency exchange rates.

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

Provision for Income Taxes

Mattel’s effective tax rate on income before income taxes in 2008 was 22.2% as compared to 14.7% in 2007. The 2007 income tax provision includes net benefits of $42.0 million related to reassessments of prior years’ tax exposures based on the status of audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes.

Operating Segment Results

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US and American Girl Brands. Operating segment results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 15 to the Consolidated Financial Statements—Segment Information.”

Domestic Segment

Mattel Girls & Boys Brands US gross sales decreased 1% in 2008 as compared to 2007. Within this segment, gross sales of Barbie® decreased 7%, primarily driven by sales declines of Barbie Girls® MP3 Player and Barbie® Collector products, partially offset by increased sales of Barbie® Fantasy products. Gross sales of Other Girls Brands increased 13%, primarily driven by higher sales of High School Musical®, partially offset by sales declines for Polly Pocket® and Pixel Chix®. Gross sales of Wheels products increased 11%, primarily due to Speed Racer® sales. Gross sales in Entertainment products, which include games and puzzles and Radica® , decreased 10%, primarily driven by sale declines in CARS™, Radica®, and interactive games products, partially offset by increased sales of products tied to the Batman®: The Dark Knight® movie property. Mattel Girls & Boys Brands US segment income decreased 25% to $158.2 million in 2008, primarily due to lower gross profit driven by higher input costs, higher costs of distribution, and mix, partially offset by the benefit of price increases and lower product recall costs as compared to 2007.

Fisher-Price Brands US gross sales decreased 6%, reflecting sales declines of Fisher-Price® Friends, primarily driven by lower sales of Dora the Explorer® and Sesame Street® as compared to strong levels in the prior year, partially offset by growth in sales of Disney® products, and Core Fisher-Price® products. Fisher-Price Brands US segment income decreased 29% to $161.0 million in 2008, primarily due to lower gross profit driven by higher input costs, higher costs of distribution, and mix, partially offset by the benefit of price increases and lower product recall costs as compared to 2007, and higher advertising and promotion expenses due primarily to lower than expected sales volumes.

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

International gross sales decreased 1% in 2008 as compared to 2007, including a 1 percentage point benefit from changes in currency exchange rates. Gross sales of Barbie® decreased 9%, including a 2 percentage point benefit from changes in currency exchange rates, primarily driven by sales declines in Barbie® Fantasy, Barbie Girls® MP3 Player, and My Scene® products. Lower sales in Barbie® Fantasy products was driven by the underperformance of toys associated with the 2008 Barbie® entertainment property, Barbie & the Diamond Castle®, as compared to the 2007 entertainment property, Barbie as the Island Princess®. Gross sales of Other Girls Brands increased 10%, including a 1 percentage point benefit from changes in currency exchange rates, primarily due to sales of High School Musical® and Hanna Montana® products and higher sales of Little Mommy® , partially offset by sales declines for Pixel Chix® and Polly Pocket®. Gross sales of Wheels products decreased 2%, including a 2 percentage point benefit from changes in currency exchange rates. Gross sales of Entertainment products increased by 1%, including a 1 percentage point benefit from changes in currency exchange rates, primarily driven by sales of products tied to the Batman®: The Dark Knight®, Speed Racer®, and Kung Fu Panda® movie properties. Fisher-Price Brands gross sales increased 1%, with no impact from changes in currency exchange rates, primarily driven by strong sales of Core Fisher-Price® products, partially offset by sales declines of Fisher-Price® Friends products. International segment income decreased 15% to $357.6 million in 2008, primarily due to lower gross profit driven by higher input costs, higher costs of distribution, and mix, partially offset by the benefit of price increases, favorable changes in currency exchange rates, and lower product recall costs as compared to 2007, and higher other selling and administrative expenses.

Global Cost Leadership Program

During the middle of 2008, Mattel initiated its Global Cost Leadership program, which is designed to improve operating efficiencies and leverage Mattel’s global scale to improve profitability and operating cash flows. The major initiatives within Mattel’s Global Cost Leadership program include:

•

A global reduction in Mattel’s professional workforce of approximately 1,000 employees that was initiated in November 2008, and an additional reduction in Mattel’s professional workforce initiated in the third quarter of 2009.

•

A coordinated efficiency strategic plan that includes structural changes designed to lower costs and improve efficiencies; for example, offshoring and outsourcing certain back office functions, and more clustering of management in international markets.

•

Additional procurement initiatives designed to fully leverage Mattel’s global scale in areas such as creative agency partnerships, legal services, and distribution, including ocean carriers and over-the-road freight vendors.

Mattel’s Global Cost Leadership program is intended to generate approximately $180 million to $200 million of cumulative net cost savings by the end of 2010. Mattel exceeded its 2009 goal of generating approximately $90 million to $100 million of net cost savings by realizing approximately $164 million of gross cost savings before severance charges of approximately $32 million (or $132 million in net cost savings). Of the gross cost savings in 2009, approximately $88 million is reflected within other selling and administrative expenses, approximately $62 million within gross profit, and approximately $14 million within advertising and promotion expenses. During 2008, Mattel recorded severance and other termination-related charges of approximately $34 million. Mattel expects to meet its 2010 goal of approximately $180 million to $200 million of cumulative net cost savings.

Income Taxes

Mattel’s effective tax rate on income before income taxes in 2009 was 19.9% as compared to 22.2% in 2008. The 2009 income tax provision includes net benefits of $28.8 million related to reassessments of prior years’ tax exposures based on the status of current audits in various jurisdictions around the world, settlements, and enacted tax law changes.

Mattel’s effective tax rate on income before income taxes in 2008 was 22.2% as compared to 14.7% in 2007. The 2007 income tax provision includes net benefits of $42.0 million related to reassessments of prior years’ tax exposures based on the status of audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, including its $1.08 billion domestic unsecured committed revolving credit facility, and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as the current global economic crisis and tight credit environment, an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-earnings before interest, taxes, depreciation, and amortization and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates, and recent developments in the financial markets have increased Mattel’s exposure to the possible liquidity and credit risks of its counterparties. Mattel believes that it has ample liquidity to fund its business needs, including beginning of the year cash and equivalents, cash flows from operations, and access to its $1.08 billion domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. Mattel’s domestic credit facility was amended and restated effective March 23, 2009 and expires on March 23, 2012, as more fully described in Item 8 “Financial Statements Supplementary Data—Note 8 to the Consolidated Financial Statements—Seasonal Financing and Debt.” As of December 31, 2009, Mattel had available incremental borrowing resources totaling approximately $780 million under this unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

Mattel monitors the third-party depository institutions that hold the company’s cash and equivalents. Mattel’s emphasis is primarily on safety and liquidity of principal and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize exposure. As of December 31, 2009 and 2008, Mattel had a money market investment fund with an original cost basis of $85.3 million, which was classified within other current assets as a result of the money market investment fund halting redemption requests during 2008. During 2009 and 2008, Mattel recorded impairment charges of approximately $1 million and $4 million, respectively, associated with this investment. Additionally, during 2009, Mattel received cash proceeds of approximately $73 million related to this investment, and expects to receive the remaining proceeds, net of the impairment charges, during 2010. As of December 31, 2009, 2008, and 2007, Mattel had additional long-term investments of $35.0 million.

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

Capital and Investment Framework

To guide future capital deployment decisions, with a goal of maximizing stockholder value, Mattel’s Board of Directors in 2003 established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital;

•	To maintain a year-end debt-to-capital ratio of about 25%;

•	To invest approximately $180 million to $200 million in capital expenditures annually to maintain and grow the business;

•	To make strategic acquisitions consistent with Mattel’s vision of providing “the world’s premier toy brands—today and tomorrow”; and

•	To return excess funds to stockholders through dividends and share repurchases.

Over the long term, assuming cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to stockholders through cash dividends and share repurchases. Mattel’s share repurchase program has no expiration date and repurchases will take place from time to time, depending on market conditions. The ability to successfully implement the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities. There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve its targeted goals for investing activities.

Operating Activities

Cash flows generated from operating activities were $945.0 million during 2009 as compared to $436.3 million in 2008, and $560.5 million in 2007. The increase in cash flows from operating activities in 2009 from 2008 was primarily the result of higher profitability and lower working capital requirements, mainly due to lower levels of accounts receivable and inventories. The decrease in cash flows from operating activities in 2008 from 2007 was primarily the result of lower profitability, partially offset by lower working capital requirements, mainly due to lower usage of cash to reduce levels of accounts payable and accrued expenses.

Investing Activities

Cash flows used for investing activities were $33.5 million during 2009, primarily due to the purchase of tools, dies, and molds and property, plant, and equipment, partially offset by proceeds received from the sale of investments. Cash flows used for investing activities were lower in 2009 as compared to 2008 mainly due to lower purchases of property, plant, and equipment, an increase in other investments in 2008, of which the proceeds of the investments were received in 2009, and lower payments for businesses acquired. Cash flows used for investing activities were higher in 2008 as compared to 2007 mainly due to an increase in other investments and higher purchases of property, plant, and equipment and tools, dies, and molds, partially offset by lower payments for businesses acquired.

Financing Activities

Cash flows used for financing activities decreased to $376.1 million in 2009 from $395.7 million in 2008 primarily as a result of lower share repurchases, tax benefits from share-based payment arrangements, and higher proceeds from the exercise of stock options, partially offset by higher net payments of borrowings. Cash flows used for financing activities decreased to $395.7 million in 2008 from $587.8 million in 2007 as a result of lower share repurchases, partially offset by lower net borrowings and lower proceeds from the exercise of stock options.

During 2009, Mattel did not repurchase any shares of its common stock. During 2008, Mattel repurchased 4.9 million shares at a cost of $90.6 million. During 2007, Mattel repurchased 35.9 million shares at a cost of $806.3 million. During 2008 and 2007, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million and $750.0 million, respectively. At December 31, 2009, share repurchase authorizations of $410.3 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

In 2009, 2008, and 2007, Mattel paid a dividend per share of $0.75 to holders of its common stock. The Board of Directors declared the dividends in November, and Mattel paid the dividends in December of each year. The dividend payments were $271.4 million, $268.9 million, and $272.3 million in 2009, 2008, and 2007, respectively.

Seasonal Financing

See Item 8 “Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

Financial Position

Mattel’s cash and equivalents were $1.12 billion at December 31, 2009, an increase of $499.3 million from 2008. The increase was primarily driven by cash flows generated from operating activities of $945.0 million, primarily due to higher profitability and lower working capital requirements, proceeds received from the sale of investments of $73.1 million, and proceeds from the exercise of stock options of $30.9 million, partially offset by dividend payments of $271.4 million, net repayments of $148.7 million of borrowings, and $120.5 million of purchases of tools, dies, and molds, and other property, plant, and equipment.

Accounts receivable decreased $124.2 million from December 31, 2008 to $749.3 million at December 31, 2009, reflecting higher factored receivables and improved days of sales outstanding.

Inventories decreased $130.3 million from December 31, 2008 to $355.7 million at December 31, 2009, primarily driven by tight inventory management within the current economic environment and lower costs of producing inventory in 2009.

Accounts payable and accrued liabilities decreased $102.6 million from December 31, 2008 to $968.6 million at December 31, 2009, primarily due to the timing and amount of payments of accounts payable and various accrued liability balances, including receivable collections due bank related to the domestic receivable facility, freight, and royalty obligations, partially offset by an increase in accrued incentive compensation.

At December 31, 2009 and 2008, Mattel’s total short-term borrowings totaled $2.0 million and $0, respectively. The current portion of long-term debt decreased $100.0 million to $50.0 million at December 31, 2009 as compared to December 31, 2008 due to the repayments of $100.0 million of the 2006 Senior Notes and $50.0 million of Medium-term notes, partially offset by the reclassification of $50 million of Medium-term notes to current.

A summary of Mattel’s capitalization is as follows:

	December 31,
	2009		2008
	(In millions, except percentage information)
Medium-term notes	$150.0	4%	$200.0	6%
2006 Senior Notes	200.0	5	200.0	6
2008 Senior Notes	350.0	10	350.0	10

Total noncurrent long-term debt	700.0	19	750.0	22
Other noncurrent liabilities	488.7	13	547.9	16
Stockholders’ equity	2,531.0	68	2,117.1	62

	$3,719.7	100%	$3,415.0	100%

Total noncurrent long-term debt decreased $50.0 million at December 31, 2009 as compared to December 31, 2008, due to the reclassification of $50.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed. Other noncurrent liabilities decreased $59.2 million at December 31, 2009, as compared to December 31, 2008, due primarily to decreases in long-term defined benefit pension plan obligations and income taxes payable. Stockholders’ equity of $2.53 billion at December 31, 2009 increased by $413.9 million from December 31, 2008, primarily as a result of net income and favorable currency translation adjustments, partially offset by payment of the annual dividend on common stock in the fourth quarter of 2009.

Mattel’s debt-to-capital ratio, including short-term borrowings and the current portion of long-term debt, decreased to 22.9% at December 31, 2009 from 29.8% at December 31, 2008, due to the aforementioned increase in stockholders’ equity and decrease in debt. Mattel’s objective is to maintain a year-end debt-to-capital ratio of approximately 25%.

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

	Total	2010	2011	2012	2013	2014	Thereafter
	(In millions)
Long-term debt	$750.0	$50.0	$250.0	$50.0	$400.0	$—	$—
Interest on long-term debt	117.9	44.5	35.0	25.3	13.1	—	—
Capital leases*	3.0	0.3	0.3	0.3	0.3	0.3	1.5
Operating leases	522.0	94.0	79.0	64.0	44.0	36.0	205.0
Purchases of inventory, other assets, and services	267.0	267.0	—	—	—	—	—
Licensing minimum guarantees	241.0	43.0	84.0	45.0	31.0	19.0	19.0
Defined benefit and postretirement benefit plans	349.8	44.7	44.5	28.6	29.5	30.3	172.2

Total	$2,250.7	$543.5	$492.8	$213.2	$517.9	$85.6	$397.7

*	Represents total obligation, including imputed interest of $0.9 million.

Liabilities for uncertain tax positions for which a cash tax payment is not expected to be made in the next twelve months are classified as other noncurrent liabilities. Due to the uncertainty about the periods in which examinations will be completed and limited information related to current audits, Mattel is not able to make reasonably reliable estimates of the periods in which cash settlements will occur with taxing authorities for the noncurrent liabilities.

Litigation

The content of Note 14 (“Commitments and Contingencies—Litigation”) to the Consolidated Financial Statements of Mattel in this Annual Report on Form 10-K is hereby incorporated by reference in its entirety in this Item 7.

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

The Superior Court Action alleged that past and present members of Mattel’s Board of Directors breached their fiduciary duties in connection with product safety and reporting practices allegedly related to Mattel’s product recalls during August and September 2007. Plaintiffs also sued certain executive officers of Mattel, and alleged that officers and current and former directors who sold stock during the first half of 2007 breached their fiduciary duties by selling while allegedly in possession of non-public information relating to alleged product defects. Defendants filed a demurrer to the complaint, which was sustained with leave to amend on December 22, 2008. Plaintiffs filed a First Amended Consolidated Complaint, to which Defendants again filed a demurrer. The Court sustained the demurrer without leave to amend, and entered an order of dismissal of the action with prejudice on July 7, 2009. Plaintiffs filed a notice of appeal on September 1, 2009. Pursuant to an agreement resolving the appeal, the appeal was dismissed on December 29, 2009. All stockholder derivative suits stemming from the 2007 product recalls are now resolved.

Effects of Inflation

Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2009, 2008, or 2007. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability, under certain circumstances and at certain times, to pass on higher prices to its customers.

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

A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2009, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 40% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 50% of net sales. As of December 31, 2009, Mattel’s three largest customers accounted for approximately 31% of net accounts receivable, and its ten largest customers accounted for approximately 44% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.

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

The following table summarizes Mattel’s allowance for doubtful accounts at December 31:

	2009	2008	2007
	(In millions, except percentage information)
Allowance for doubtful accounts	$24.5	$25.9	$21.5
As a percentage of total accounts receivable	3.2%	2.9%	2.1%

Mattel’s allowance for doubtful accounts is based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes. Changes in the allowance for doubtful accounts reflect management’s assessment of the factors noted above, including past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for doubtful accounts is also affected by the time at which uncollectible accounts receivable balances are actually written off.

Mattel believes that its allowance for doubtful accounts at December 31, 2009 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts may not be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.

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

The following table summarizes Mattel’s obsolescence reserve at December 31:

	2009	2008	2007
	(In millions, except percentage information)
Allowance for obsolescence	$40.8	$59.1	$51.7
As a percentage of total inventory	10.3%	10.8%	10.8%

The decrease in the allowance for obsolescence from 2008 to 2009 was mainly due to lower levels of excess inventory in 2009. Management believes that its allowance for obsolescence at December 31, 2009 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.

Recoverability of Goodwill and Intangible Assets

Mattel tests goodwill and nonamortizable intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment may have occurred. Management believes that the accounting estimate related to the recoverability of its goodwill and nonamortizable intangible assets is a “critical accounting estimate” because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income, goodwill, and other intangible assets.

The recoverability of goodwill involves a high degree of judgment since the first step of the required impairment test consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the fair value is more than the book value of the reporting unit, an impairment loss is not recognized. If an impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands, and International. Goodwill is allocated to Mattel’s reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. Mattel utilizes the fair value based upon the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”) when evaluating goodwill for impairment. The Income Approach valuation method requires Mattel to make projections of revenue, operating costs and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted average cost of capital that a market participant would use as a discount rate. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step of the impairment model, which could significantly change the amount of any impairment ultimately recorded. As of September 30, 2009, Mattel performed the annual impairment test for goodwill as required and determined that its goodwill was not impaired since, for each of the reporting units, the fair value of the reporting unit substantially exceeded its carrying amount. Mattel also considered events and circumstances subsequent to the annual impairment tests in concluding there was no impairment at December 31, 2009.

Testing nonamortizable intangible assets for impairment also involves a high degree of judgment due to the assumptions that underlie the valuation. Mattel evaluates nonamortizable intangible assets, including trademarks and trade names, for impairment by comparing the estimated fair values with the carrying values. The fair value is measured using a multi-period royalty savings method, which reflects the savings realized by owning the trademarks and trade names, and thus not having to pay a royalty fee to a third party. As of September 30, 2009, Mattel performed the annual impairment test for nonamortizable intangible assets and determined that the fair value of certain of its nonamortizable intangible assets was below its carrying value. Mattel also tested its amortizable intangible assets for impairment during 2009. As a result of these impairment tests, Mattel recorded impairment charges of approximately $10 million, which are reflected within other selling and administrative expenses. Mattel also considered events and circumstances subsequent to these impairment tests in concluding there was no additional impairment at December 31, 2009.

Sales Adjustments

Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized. Sales adjustments for such programs totaled $503.5 million, $568.0 million, and $622.8 million during 2009, 2008, and 2007, respectively.

The above-described programs primarily involve fixed amounts or percentages of sales to customers. Accruals for such programs are calculated based on an assessment of customers’ purchases and performance under the programs and any other specified factors. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends and information from customers. Management believes that the accruals recorded for customer programs at December 31, 2009 are adequate and proper.

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

The following table summarizes Mattel’s reserves and reserve activity for the 2007 Product Recalls and the 2008 Product Withdrawal (in thousands):

	Impairment of Inventory on Hand	Product Returns/ Redemptions	Other	Total
2007 Product Recall charges	$3,849	$60,887	$3,712	$68,448
Reserves used	(3,849)	(48,275)	(1,352)	(53,476)

Balance at December 31, 2007	—	12,612	2,360	14,972
2008 Product Withdrawal charges	3,571	5,230	329	9,130
Reserves used	(3,571)	(15,961)	(2,013)	(21,545)
Changes in estimates	—	1,962	728	2,690
Impact of currency exchange rate changes	—	(238)	(66)	(304)

Balance at December 31, 2008	—	3,605	1,338	4,943
Reserves used	—	(1,297)	(311)	(1,608)
Changes in estimates	—	(2,370)	707	(1,663)
Impact of currency exchange rate changes	—	77	(26)	51

Balance at December 31, 2009	$—	$15	$1,708	$1,723

Mattel believes that its reserves for the 2007 Product Recalls and 2008 Product Withdrawal at December 31, 2009 are adequate and proper.

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

Management believes that these assumptions are “critical accounting estimates” because significant changes in these assumptions could impact Mattel’s results of operations and financial position. Management believes that the assumptions utilized to record its obligations under its plans are reasonable based on the plans’ experience and advice received from its outside actuaries. Mattel reviews its benefit plan assumptions annually and modifies its assumptions based on current rates and trends as appropriate. The effects of such changes in assumptions are amortized as part of plan income or expense in future periods.

At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. At December 31, 2009, Mattel determined the discount rate for its domestic benefit plans used in determining the projected and accumulated benefit obligations to be 5.6%, as compared to 5.4% and 6.2% for December 31, 2008 and 2007, respectively. In estimating this rate, Mattel reviews rates of return on high-quality, corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, the increase in the discount rate from 5.4% to 5.6% will result in a decrease in benefit plan expense during 2010 of approximately $0.8 million.

The rate of future compensation increases used by Mattel for the benefit obligation of its domestic defined benefit pension plans averaged 3.8% for 2009, 2008, and 2007, based on plan demographics. The rate of future compensation increases used by Mattel for the net periodic pension cost of its domestic defined benefit pension plans averaged 3.8% for 2009 and 2008, and 4.0% for 2007, based on plan demographics. These assumptions are reviewed annually based on historical salary increases for participants in the defined benefit pension plans. This assumption impacts the service and interest cost components of plan income or expense.

The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return for its domestic defined benefit pension plans was 8.0% in 2009, 2008 and 2007. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense during 2010 of approximately $2.5 million.

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 7% in 2009 to 5% in 2011, with rates assumed to stabilize in 2011 and thereafter, were used in determining plan expense for 2009. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2009, Mattel adjusted the health care cost trend rates for its other postretirement benefit plan obligation to range from 6% in 2009 reducing to 5% in 2011, with rates assumed to stabilize in 2011 and thereafter. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would increase benefit plan expense during 2010 by approximately $0.1 million.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2009 by approximately $4.5 million and $(4.0) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2009 by approximately $0.3 million and $(0.2) million, respectively.

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

The following weighted average assumptions were used in determining the fair value of options granted:

	2009	2008	2007
Expected life (in years)	4.9	4.8	4.7
Risk-free interest rate	2.5%	3.2%	4.6%
Volatility factor	33.6%	25.6%	22.8%
Dividend yield	4.3%	3.7%	2.8%
Weighted average fair value per granted option	$3.71	$3.67	$4.76

The following table summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	1 year	3.8
Risk-free interest rate	1%	6.5
Volatility factor	1%	3.2
Dividend yield	1%	(10.8)

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	(1) year	(5.7)
Risk-free interest rate	(1)%	(6.5)
Volatility factor	(1)%	(3.5)
Dividend yield	(1)%	11.9

Mattel recognized compensation expense of $13.0 million, $9.5 million, and $7.4 million for stock options during 2009, 2008, and 2007, respectively, which is included within other selling and administrative expenses. Compensation expense recognized related to RSUs was $37.0 million, $26.2 million, and $14.8 million in 2009, 2008, and 2007, respectively, and is also included within other selling and administrative expenses. As of December 31, 2009, total unrecognized compensation cost related to unvested share-based payments totaled $69.8 million and is expected to be recognized over a weighted-average period of 2.0 years.

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

The 2009 income tax provision includes net tax benefits of $28.8 million related to reassessments of prior years’ tax exposures based on the status of current audits in various jurisdictions around the world, settlements, and enacted tax law changes. The 2007 income tax provision includes net tax benefits of $42.0 million related to reassessments of prior years’ tax exposures based on the status of audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes.

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

A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:

	For the Year
	2009	2008	2007
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$1,402,224	$1,437,933	$1,445,028
Fisher-Price Brands US	1,310,886	1,418,213	1,511,055
American Girl Brands	462,899	463,056	431,510

Total Domestic	3,176,009	3,319,202	3,387,593
International	2,758,315	3,166,820	3,205,341

Gross sales	5,934,324	6,486,022	6,592,934
Sales adjustments	(503,478)	(568,020)	(622,844)

Net sales	$5,430,846	$5,918,002	$5,970,090

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Canadian dollar, Mexican peso, Hong Kong dollar, and Indonesian rupiah were the primary transactions that caused currency transaction exposure for Mattel during 2009, 2008, and 2007. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged along with US dollar cash balances held by certain international subsidiaries, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during 2009 were related to its net investment in entities having functional currencies denominated in the Euro, Mexican peso, Indonesian rupiah, British pound sterling, and Brazilian real.

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

Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2009 are shown in the following table. All contracts are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with a rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of US dollars)
Euro*	$296,827	1.43	$845	$320,163	1.38	$(10,233)
Canadian dollar*	4,161	0.87	569	37,246	0.87	662
British pound sterling*	—	—	—	16,779	1.61	(108)
Japanese yen	9,896	89.74	(344)	19,868	89.88	680
Australian dollar*	32,575	0.88	607	24,364	1.30	(3,480)
Swiss franc	18,900	1.04	164	—	—	—
Mexican peso	51,277	12.87	(797)	1,500	14.44	(132)
Indonesian rupiah	39,040	9,883	1,850	3,020	11,882	(629)
New Zealand dollar*	9,178	0.71	224	1,769	1.73	(416)
Czech koruna	5,597	18.35	(17)	—	—	—
Taiwan dollar	—	—	—	10,233	0.03	(197)
Singapore dollar	—	—	—	1,019	0.72	8
Hungarian forint	2,879	192.86	73	—	—	—
Polish zloty	9,997	2.93	344	—	—	—
New Turkish lira	—	—	—	5,798	0.65	(79)

	$480,327		$3,518	$441,759		$(13,924)

*	The weighted average contract rate for these contracts is quoted in US dollar per local currency.

For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2009. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2009. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.

In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2009, these contracts had a contract amount of $40.8 million and a fair value of $0.5 million.

Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its income before income taxes would have decreased by approximately $13 million in 2009, decreased by approximately $16 million in 2008, and increased by approximately $7 million in 2007.

Venezuelan Operations

Mattel’s pricing decisions in Venezuela are intended to mitigate the risks of government imposed currency controls and significant inflation by aligning Mattel’s prices with its expectations of the local currency cost of acquiring inventory and distributing earnings in US dollars. Mattel applies to the Venezuelan government’s Foreign Exchange Administrative Commission, CADIVI, for the conversion of local currency to US dollars at the official exchange rate. The official exchange rate had been fixed at 2.15 Venezuelan bolivar fuertes to the US dollar through December 31, 2009. For US dollar needs exceeding conversions obtained through CADIVI, the parallel exchange market, with rates substantially less favorable than the official exchange rate, may be used to obtain US dollars without approval from CADIVI.

Effective December 31, 2009, Mattel changed the rate it uses to translate its Venezuelan subsidiary’s transactions and balances from the official exchange rate to the parallel exchange rate, which was quoted at 5.97 Venezuelan bolivar fuertes to the US dollar on December 31, 2009. The resulting foreign currency translation adjustment of approximately $15 million increased accumulated other comprehensive loss within stockholders’ equity as of December 31, 2009. Mattel’s considerations for changing the rate included recent indications that the Venezuelan government is not likely to continue to provide substantial currency exchange at the official rate for companies importing discretionary products, such as toys, recent difficulties in obtaining approval for the conversion of local currency to US dollars at the official exchange rate (for imported products and dividends), delays in previously obtained approvals being honored by CADIVI, and Mattel’s 2009 repatriation of dividends from its Venezuelan subsidiary at the parallel exchange rate. During 2009, Mattel’s Venezuelan subsidiary generated approximately $142 million of net sales and approximately $11 million of net income, which was translated at the official exchange rate. Had Mattel reported results of its Venezuelan operations for 2009 using the simple average of historical parallel exchange rates during 2009 of 6.13 Venezuelan bolivar fuertes to the US dollar instead of the official exchange rate, net sales would have been approximately $95 million lower and net income would have been approximately $7 million lower. Assuming that all else is equal, a 1% increase/(decrease) in the average historical parallel exchange rate would have further decreased/(increased) Mattel’s 2009 net sales and net income by approximately $500 thousand and $100 thousand, respectively.

Effective January 1, 2010, and as required by US GAAP, Mattel will account for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela using the blended Consumer Price Index (which is associated with the city of Caracas) and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela) exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary will use the US dollar as its functional currency effective January 1, 2010. As of December 31, 2009, Mattel’s Venezuelan subsidiary had approximately $20 million of net monetary assets denominated in bolivar fuertes. As a result of the change to a US dollar functional currency, monetary assets and liabilities denominated in bolivar fuertes will generate income or expense in 2010 for changes in value associated with parallel exchange rate fluctuations against the US dollar. For every $10 million of net monetary assets denominated in bolivar fuertes, a 1% increase/(decrease) in the parallel rate would decrease/(increase) Mattel’s pre-tax income by approximately $100 thousand. While Mattel’s level of net monetary assets denominated in bolivar fuertes will vary from one period to another based on operating cycles and seasonality, Mattel does not expect the remeasurement adjustments to be material to Mattel’s consolidated financial statements.

On January 11, 2010, the Venezuelan government devalued the Venezuelan bolivar fuerte and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 bolivar fuerte per US dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with Mattel’s products falling into the non-essential category. Due to the limited approvals obtained in 2009 for conversion of local currency to US dollars at the official exchange rate, this devaluation did not have a material impact on Mattel’s consolidated financial statements during 2009, and is not expected to materially impact Mattel’s 2010 consolidated financial statements. For any US dollars that Mattel obtains at the official rate, the benefits associated with the favorable exchange rate will be reflected within cost of sales.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Robert A. Eckert, its principal executive officer, and Kevin M. Farr, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mattel, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 24, 2010

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$1,116,997	$617,694
Accounts receivable, less allowance of $24.5 million and $25.9 million in 2009 and 2008, respectively	749,335	873,542
Inventories	355,663	485,925
Prepaid expenses and other current assets	332,624	409,689

Total current assets	2,554,619	2,386,850

Property, plant, and equipment, net	504,808	536,162
Goodwill	828,468	815,803
Other noncurrent assets	892,660	936,224

Total Assets	$4,780,555	$4,675,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$1,950	$—
Current portion of long-term debt	50,000	150,000
Accounts payable	350,675	421,736
Accrued liabilities	617,881	649,383
Income taxes payable	40,368	38,855

Total current liabilities	1,060,874	1,259,974

Noncurrent Liabilities
Long-term debt	700,000	750,000
Other noncurrent liabilities	488,692	547,930

Total noncurrent liabilities	1,188,692	1,297,930

Commitments and Contingencies (See Note 14)

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,684,694	1,642,092
Treasury stock at cost; 79.5 million shares and 82.9 million shares in 2009 and 2008, respectively	(1,555,046)	(1,621,264)
Retained earnings	2,339,506	2,085,573
Accumulated other comprehensive loss	(379,534)	(430,635)

Total stockholders’ equity	2,530,989	2,117,135

Total Liabilities and Stockholders’ Equity	$4,780,555	$4,675,039

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	2009	2008	2007
	(In thousands, except per share amounts)
Net Sales	$5,430,846	$5,918,002	$5,970,090
Cost of sales	2,716,149	3,233,596	3,192,790

Gross Profit	2,714,697	2,684,406	2,777,300
Advertising and promotion expenses	609,753	719,159	708,768
Other selling and administrative expenses	1,373,776	1,423,455	1,338,454

Operating Income	731,168	541,792	730,078
Interest expense	71,843	81,944	70,974
Interest (income)	(8,083)	(25,043)	(33,305)
Other non-operating expense (income), net	7,361	(3,073)	(10,989)

Income Before Income Taxes	660,047	487,964	703,398
Provision for income taxes	131,343	108,328	103,405

Net Income	$528,704	$379,636	$599,993

Net Income Per Common Share—Basic	$1.45	$1.04	$1.55

Weighted average number of common shares	360,085	360,757	384,450

Net Income Per Common Share—Diluted	$1.45	$1.04	$1.53

Weighted average number of common and potential common shares	361,510	362,211	388,955

Dividends Declared Per Common Share	$0.75	$0.75	$0.75

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2009	2008	2007
	(In thousands)
Cash Flows From Operating Activities:
Net income	$528,704	$379,636	$599,993
Adjustments to reconcile net income to net cash flows from operating activities:
Net loss on sale of other property, plant, and equipment	1,491	6,831	2,790
Depreciation	152,065	160,048	160,790
Amortization	17,765	12,047	11,290
Asset impairments	11,146	4,000	—
Deferred income taxes	(21,971)	(13,535)	23,034
Tax benefits from share-based payment arrangements	(36,726)	2,303	(5,706)
Share-based compensation	49,962	35,757	22,163
Increase (decrease) from changes in assets and liabilities:
Accounts receivable, net	154,909	(20,159)	15,510
Inventories	137,072	(96,645)	(17,218)
Prepaid expenses and other current assets	(5,350)	(24,064)	41,859
Accounts payable, accrued liabilities, and income taxes payable	(10,472)	(10,341)	(306,235)
Other, net	(33,554)	460	12,262

Net cash flows from operating activities	945,041	436,338	560,532

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(76,994)	(84,012)	(68,275)
Purchases of other property, plant, and equipment	(43,493)	(114,796)	(78,358)
Payments for businesses acquired	(3,299)	(58,396)	(104,484)
Increase in investments	—	(85,300)	(35,000)
Proceeds from sale of investments	73,132	—	—
Proceeds from sale of other property, plant, and equipment	1,351	7,199	827
Proceeds from foreign currency forward exchange contracts	15,774	23,633	—

Net cash flows used for investing activities	(33,529)	(311,672)	(285,290)

Cash Flows From Financing Activities:
Payments of short-term borrowings	(451,815)	(976,266)	(43,665)
Proceeds from short-term borrowings	453,090	633,410	389,926
Payments of long-term borrowings	(150,000)	(50,000)	(100,000)
Proceeds from long-term borrowings	—	347,183	—
Payment of credit facility renewal costs	(11,452)	—	—
Share repurchases	—	(90,570)	(806,349)
Payment of dividends on common stock	(271,353)	(268,854)	(272,343)
Proceeds from exercise of stock options	30,896	18,303	222,561
Tax benefits from share-based payment arrangements	36,726	(2,303)	5,706
Other, net	(12,182)	(6,598)	16,399

Net cash flows used for financing activities	(376,090)	(395,695)	(587,765)

Effect of Currency Exchange Rate Changes on Cash	(36,119)	(12,425)	8,119

Increase (Decrease) in Cash and Equivalents	499,303	(283,454)	(304,404)
Cash and Equivalents at Beginning of Year	617,694	901,148	1,205,552

Cash and Equivalents at End of Year	$1,116,997	$617,694	$901,148

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$131,333	$118,347	$173,617
Interest	69,503	77,466	70,195

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2006	$441,369	$1,613,307	$(996,981)	$1,652,140	$(276,861)	$2,432,974
Comprehensive income:
Net income				599,993		599,993
Change in net unrealized (loss) on derivative instruments					(13,918)	(13,918)
Defined benefit pension plans, net prior service cost, and net actuarial loss					28,316	28,316
Currency translation adjustments					86,653	86,653

Comprehensive income				599,993	101,051	701,044
Purchase of treasury stock			(806,349)			(806,349)
Issuance of treasury stock for stock option exercises		(5,395)	225,467			220,072
Other issuance of treasury stock		25	40			65
Restricted stock units		(275)	266			(9)
Deferred compensation			6,046			6,046
Share-based compensation		21,870				21,870
Tax benefits from share-based payment arrangements		5,706				5,706
Dividend equivalents for restricted stock units				(2,334)		(2,334)
Dividends				(272,343)		(272,343)

Balance, December 31, 2007	441,369	1,635,238	(1,571,511)	1,977,456	(175,810)	2,306,742
Comprehensive income:
Net income				379,636		379,636
Change in net unrealized gain on derivative instruments					25,388	25,388
Defined benefit pension plans, net prior service cost, and net actuarial loss					(87,636)	(87,636)
Currency translation adjustments					(192,577)	(192,577)

Comprehensive income				379,636	(254,825)	124,811
Purchase of treasury stock			(90,570)			(90,570)
Issuance of treasury stock for stock option exercises		(10,334)	28,453			18,119
Other issuance of treasury stock		(1)	151			150
Restricted stock units		(16,147)	10,799			(5,348)
Deferred compensation			1,414			1,414
Share-based compensation		35,639				35,639
Tax benefits from share-based payment arrangements		(2,303)				(2,303)
Dividend equivalents for restricted stock units				(2,665)		(2,665)
Dividends				(268,854)		(268,854)

Balance, December 31, 2008	441,369	1,642,092	(1,621,264)	2,085,573	(430,635)	2,117,135
Comprehensive income:
Net income				528,704		528,704
Change in net unrealized (loss) on derivative instruments					(19,805)	(19,805)
Defined benefit pension plans, net prior service cost, and net actuarial loss					18,696	18,696
Currency translation adjustments					52,210	52,210

Comprehensive income				528,704	51,101	579,805
Issuance of treasury stock for stock option exercises		(17,219)	48,115			30,896
Other issuance of treasury stock		(209)	209			0
Restricted stock units		(26,658)	18,566			(8,092)
Deferred compensation			(672)	(323)		(995)
Share-based compensation		49,962				49,962
Tax benefits from share-based payment arrangements		36,726				36,726
Dividend equivalents for restricted stock units				(3,095)		(3,095)
Dividends				(271,353)		(271,353)

Balance, December 31, 2009	$441,369	$1,684,694	$(1,555,046)	$2,339,506	$(379,534)	$2,530,989

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Preparation

The consolidated financial statements include the accounts of Mattel, Inc. and its subsidiaries (“Mattel”). All majority-owned subsidiaries are consolidated and included in Mattel’s consolidated financial statements. Mattel does not have any minority stock ownership interests in which it has a controlling financial interest that would require consolidation. All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing these financial statements, Mattel evaluated the events and transactions that occurred between December 31, 2009 and February 24, 2010, the date these financial statements were issued.

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

Goodwill and Nonamortizable Intangible Assets

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands, and International. Mattel tests goodwill for impairment annually in the third quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, which is based on the fair value of the cash flows that the reporting units are expected to generate in the future.

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

Foreign Currency Translation Exposure

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2009 were related to its net investment in entities having functional currencies denominated in the Euro, Mexican peso, Indonesian rupiah, British pound sterling, and Brazilian real.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense (income), net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory purchase transactions denominated in the Euro, British pound sterling, Canadian dollar, Mexican peso, Hong Kong dollar, and Indonesian rupiah were the primary transactions that cause foreign currency transaction exposure for Mattel in 2009.

Venezuelan Operations

Mattel applies to the Venezuelan government’s Foreign Exchange Administrative Commission, CADIVI, for the conversion of local currency to US dollars at the official exchange rate. The official exchange rate had been fixed at 2.15 Venezuelan bolivar fuertes to the US dollar through December 31, 2009. For US dollar needs exceeding conversions obtained through CADIVI, the parallel exchange market, with rates substantially less favorable than the official exchange rate, may be used to obtain US dollars without approval from CADIVI.

Effective December 31, 2009, Mattel changed the rate it uses to translate its Venezuelan subsidiary’s transactions and balances from the official exchange rate to the parallel exchange rate, which was quoted at 5.97 Venezuelan bolivar fuertes to the US dollar on December 31, 2009. The resulting foreign currency translation adjustment of approximately $15 million increased accumulated other comprehensive loss within stockholders’ equity as of December 31, 2009. Mattel’s considerations for changing the rate included recent indicators that the Venezuelan government is not likely to continue to provide substantial currency exchange at the official rate for companies importing discretionary products, such as toys, recent difficulties in obtaining approval for the conversion of local currency to US dollars at the official exchange rate (for imported products and dividends), delays in previously obtained approvals being honored by CADIVI, and Mattel’s 2009 repatriation of dividends generated by its Venezuelan subsidiary at the parallel exchange rate.

Effective January 1, 2010, and as required by US GAAP, Mattel will account for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela using the blended Consumer Price Index (which is associated with the city of Caracas) and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela) exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary will use the US dollar as its functional currency effective January 1, 2010.

On January 11, 2010, the Venezuelan government devalued the Venezuelan bolivar fuerte and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 bolivar fuerte per US dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with Mattel’s products falling into the non-essential category.

Derivative Instruments

Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. At the inception of the contracts, Mattel designates these derivatives as cash flow hedges and documents the relationship of the hedge to the underlying transaction. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting. Changes in fair value associated with hedge ineffectiveness, if any, are recorded in the results of operations. Changes in fair value of the cash flow hedge derivatives are deferred and recorded as part of accumulated other comprehensive income in stockholders’ equity until the underlying transaction affects earnings. In the event that an anticipated transaction is no longer likely to occur, Mattel recognizes the change in fair value of the derivative in its results of operations in the period the determination is made.

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

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividends. Mattel estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting.

Assumptions used in determining the fair value of options granted, and the resulting fair value, were as follows:

	2009	2008	2007
Expected life (in years)	4.9	4.8	4.7
Risk-free interest rate	2.5%	3.2%	4.6%
Volatility factor	33.6%	25.6%	22.8%
Dividend yield	4.3%	3.7%	2.8%
Weighted average fair value per granted option	$3.71	$3.67	$4.76

Mattel recognized compensation expense of $13.0 million, $9.5 million, and $7.4 million for stock options during 2009, 2008, and 2007, respectively, which is included within other selling and administrative expenses. Compensation expense recognized related to employee service based restricted stock units (“RSUs”) was $37.0 million, $26.2 million, and $14.8 million in 2009, 2008, and 2007, respectively, and is also included within other selling and administrative expenses. Additionally, the 2009 and 2008 compensation expense includes $5.3 million and $1.5 million, respectively, of compensation expense associated with performance RSUs granted under Mattel’s January 1, 2008—December 31, 2010 Long-Term Incentive Program, as more fully described in “Note 7 to the Consolidated Financial Statements—Employee Benefit Plans.” As of December 31, 2009, total unrecognized compensation expense related to unvested share-based payments totaled $69.8 million and is expected to be recognized over a weighted-average period of 2.0 years.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, which seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. Mattel does not expect the adoption of SFAS No. 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FASB Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods beginning after November 15, 2009. Mattel does not expect the adoption of SFAS No. 167 to have a material impact on its consolidated financial statements.

Note 2—Goodwill and Other Intangibles

The change in the carrying amount of goodwill by reporting unit for 2009 and 2008 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

	Mattel Girls Brands US Division	Mattel Boys Brands US Division	Fisher- Price Brands US	American Girl Brands	International	Total
	(In thousands)
Balance at December 31, 2007	$38,751	$124,469	$217,383	$207,571	$257,475	$845,649
Additions/Adjustments	—	7,165	—	—	8,105	15,270
Impact of currency exchange rate changes	(9,527)	(751)	(1,863)	—	(32,975)	(45,116)

Balance at December 31, 2008	29,224	130,883	215,520	207,571	232,605	815,803
Impact of currency exchange rate changes	2,858	(146)	560	—	9,393	12,665

Balance at December 31, 2009	$32,082	$130,737	$216,080	$207,571	$241,998	$828,468

In 2009, Mattel performed the annually required impairment tests and determined that its goodwill was not impaired. Mattel has not recorded any goodwill impairment subsequent to its initial adoption of ASC 350-20 (formerly SFAS No. 142, Goodwill and Other Intangible Assets), which was on January 1, 2002.

Identifiable intangibles include the following:

	December 31,
	2009	2008
	(In thousands)
Identifiable intangibles (net of amortization of $69.5 million and $61.8 million in 2009 and 2008, respectively)	$93,546	$107,447
Nonamortizable identifiable intangibles	122,223	128,382

	$215,769	$235,829

In 2009, Mattel performed the annual impairment test and determined that certain of its nonamortizable intangible assets was impaired. Mattel also tested its amortizable intangible assets for impairment during 2009. As a result of these impairment tests, Mattel recorded impairment charges of approximately $10 million, which are reflected within other selling and administrative expenses. Nonamortizable and amortizable intangible assets were determined to not be impaired in 2008 and 2007.

In October 2008, Mattel acquired Sekkoia SAS, which owns the Blokus® trademark and trade name rights, for $35.1 million, including acquisition costs. In connection with the acquisition, Mattel recorded goodwill and amortizable identifiable intangible assets totaling $18.1 million and $22.9 million, respectively.

In August 2008, Mattel acquired the intellectual property rights related to Whac-a-Mole® for $23.5 million, including acquisition costs, which is included within amortizable identifiable intangibles.

Note 3—Income Taxes

Consolidated pre-tax income consists of the following:

	For the Year
	2009	2008	2007
	(In thousands)
US operations	$107,593	$(37,808)	$14,745
Foreign operations	552,454	525,772	688,653

	$660,047	$487,964	$703,398

The provision (benefit) for current and deferred income taxes consists of the following:

	For the Year
	2009	2008	2007
	(In thousands)
Current
Federal	$9,251	$2,230	$(36,626)
State	9,975	(1,790)	(1,143)
Foreign	134,088	121,423	118,140

	153,314	121,863	80,371

Deferred
Federal	564	(15,043)	3,055
State	(8,828)	151	11,039
Foreign	(13,707)	1,357	8,940

	(21,971)	(13,535)	23,034

Provision for income taxes	$131,343	$108,328	$103,405

Deferred income taxes are provided principally for tax credit carryforwards, research and development expenses, net operating loss carryforwards, employee compensation-related expenses and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are composed of the following:

	December 31,
	2009	2008
	(In thousands)
Tax credit carryforwards	$209,173	$258,671
Research and development expenses	187,010	190,615
Loss carryforwards	56,228	92,153
Allowances and reserves	122,219	84,777
Deferred compensation	111,237	73,522
Postretirement benefits	66,220	81,092
Other	37,122	24,270

Gross deferred income tax assets	789,209	805,100

Intangible assets	(100,839)	(83,245)
Other	(9,255)	(16,360)

Gross deferred income tax liabilities	(110,094)	(99,605)

Deferred income tax asset valuation allowances	(112,048)	(150,963)

Net deferred income tax assets	$567,067	$554,532

Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31,
	2009	2008
	(In thousands)
Prepaid expenses and other current assets	$131,402	$78,531
Other noncurrent assets	481,240	524,451
Accrued liabilities	(775)	(850)
Other noncurrent liabilities	(44,800)	(47,600)

	$567,067	$554,532

As of December 31, 2009, Mattel has federal and foreign loss carryforwards totaling $143.8 million and tax credit carryforwards of $209.2 million, which does not include carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforwards	Tax Credit Carryforwards
	(In thousands)
2010 – 2014	$55,885	$69,471
Thereafter	6,606	130,258
No expiration date	81,276	9,443

Total	$143,767	$209,172

Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $112.0 million was required as of December 31, 2009 for those loss and tax credit carryforwards that are not expected to provide future tax benefits. Changes in the valuation allowance for 2009 include increases in the valuation allowance for 2009 foreign losses without benefits, and decreases in the valuation allowance for utilization and expiration of tax loss and tax credit carryforwards. Management believes it is more-likely-than-not that Mattel will generate sufficient taxable income in the appropriate future periods to realize the benefit of the remaining net deferred income tax assets of $567.1 million. Changes in enacted tax laws could negatively impact Mattel’s ability to fully realize all of the benefits of its remaining net deferred tax assets.

Differences between the provision for income taxes at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year
	2009	2008	2007
	(In thousands)
Provision at US federal statutory rates	$231,016	$170,787	$246,189
(Decrease) increase resulting from:
Foreign earnings taxed at different rates, including withholding taxes	(82,029)	(70,399)	(122,916)
Foreign losses without income tax benefit	6,148	10,985	15,581
State and local taxes, net of US federal benefit	5,486	(1,065)	3,263
Adjustments to previously accrued taxes	(28,840)	—	(42,008)
Other	(438)	(1,980)	3,296

Provision for income taxes	$131,343	$108,328	$103,405

In assessing whether uncertain tax positions should be recognized in its financial statements, Mattel first determines whether it is more-likely-than-not (a greater than 50 percent likelihood) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, Mattel presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. For tax positions that meet the more-likely-than-not recognition threshold, Mattel measures the amount of benefit recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more-likely-than-not be realized.

Mattel records unrecognized tax benefits for US federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus, and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel’s measurement of its unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of current audits, conclusions of tax audits, lapsing of applicable statutes of limitations, and any administrative guidance or developments.

A reconciliation of unrecognized tax benefits is as follows:

	2009	2008	2007
	(In millions)
Unrecognized tax benefits at January 1	$80.3	$76.0	$122.0
Increases for positions taken in current year	9.4	14.4	17.4
Increases for positions taken in a prior year	194.3	1.8	9.6
Decreases for positions taken in a prior year	(30.2)	(6.4)	(44.1)
Decreases for settlements with taxing authorities	(23.0)	(4.5)	(27.1)
Decreases for lapses in the applicable statute of limitations	(0.8)	(1.0)	(1.8)

Unrecognized tax benefits at December 31	$230.0	$80.3	$76.0

Of the $230.0 million of unrecognized tax benefits as of December 31, 2009, $223.0 million would impact the effective tax rate if recognized. However, a valuation allowance would likely be required for a substantial portion of this amount, thereby offsetting the effective tax rate benefit.

During 2009, Mattel recognized $1.0 million of interest and penalties related to unrecognized tax benefits. As of December 31, 2009, Mattel had accrued $14.9 million in interest and penalties related to unrecognized tax benefits. Of this balance, $14.3 million would impact the effective tax rate if recognized.

During 2009, Mattel finalized tax positions related to the recognition of a capital loss from the liquidation of certain Canadian subsidiaries acquired as part of The Learning Company acquisition, as well as capitalization of certain costs that had been previously deducted on its tax returns. These tax positions had no impact on Mattel’s consolidated financial statements. In the event the unrecognized tax benefit related to the capital loss tax position were to later meet the financial statement recognition requirements, it is uncertain as to whether there would be any benefit to Mattel’s provision for income taxes as projected capital gain income in the carryforward period to utilize this capital loss may not be sufficient and a valuation allowance, up to the full amount, would likely be required. These tax positions are reported in the table above as a $191.8 million increase in unrecognized tax benefits for positions taken in a prior year and a $21.4 million decrease in unrecognized tax benefits for settlements with taxing authorities.

In the normal course of business, Mattel is regularly audited by federal, state, local, and foreign tax authorities. The US Internal Revenue Service (“IRS”) is currently auditing Mattel’s 2006 and 2007 federal income tax returns. Mattel files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2005 through 2009 tax years, New York for the 2004 through 2009 tax years and Wisconsin for the 2007 through 2009 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including Hong Kong and Venezuela for the 2003 through 2009 tax years, and Brazil, Mexico, and the Netherlands for the 2004 through 2009 tax years. Significant changes in unrecognized tax benefits are not expected during the next twelve months. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

In 2009, net income was positively impacted by net tax benefits of $28.8 million related to reassessments of prior years’ tax exposures based on the status of current audits in various jurisdictions around the world, settlements, and enacted tax law changes. In 2007, net income was positively impacted by net tax benefits of $42.0 million related to reassessments of prior years’ tax exposures based on the status of audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes.

The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to indefinitely reinvest and for which no deferred US income taxes have been provided is approximately $3.5 billion as of December 31, 2009. Management periodically reviews the undistributed earnings of its foreign subsidiaries and reassesses its intent to indefinitely reinvest such earnings.

The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed.

Accounting principles generally accepted in the United States of America require that tax benefits related to the exercise of nonqualified stock options and stock warrants be credited to additional paid-in-capital in the period in which such amounts reduce current taxes payable. The exercise of nonqualified stock options and vesting of other stock compensation awards resulted in increases/(decreases) to additional paid-in-capital for related income tax benefits totaling $36.7 million, ($2.3) million, and $5.7 million, in 2009, 2008, and 2007, respectively.

Note 4—Product Recalls and Withdrawals

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

The following table summarizes Mattel’s reserves and reserve activity for the 2007 Product Recalls and the 2008 Product Withdrawal (in thousands):

	Impairment of Inventory on Hand	Product Returns/ Redemptions	Other	Total
2007 Product Recall charges	$3,849	$60,887	$3,712	$68,448
Reserves used	(3,849)	(48,275)	(1,352)	(53,476)

Balance at December 31, 2007	—	12,612	2,360	14,972
2008 Product Withdrawal charges	3,571	5,230	329	9,130
Reserves used	(3,571)	(15,961)	(2,013)	(21,545)
Changes in estimates	—	1,962	728	2,690
Impact of currency exchange rate changes	—	(238)	(66)	(304)

Balance at December 31, 2008	—	3,605	1,338	4,943
Reserves used	—	(1,297)	(311)	(1,608)
Changes in estimates	—	(2,370)	707	(1,663)
Impact of currency exchange rate changes	—	77	(26)	51

Balance at December 31, 2009	$—	$15	$1,708	$1,723

Following the announcement of the 2007 Product Recalls, a number of lawsuits were filed against Mattel with respect to the recalled products, which are more fully described in “Note 14 to the Consolidated Financial Statements—Commitments and Contingencies.” During 2009, Mattel recorded charges of $27.4 million, which are included in other selling and administrative expenses, to reserve for the settlement of a portion of the above-described product liability-related litigation. Additionally, during 2009, Mattel recorded a $6.0 million benefit associated with an insurance recovery for product liability-related litigation.

Although management is not aware of any additional quality or safety issues that are likely to result in material recalls or withdrawals, there can be no assurance that additional issues will not be identified in the future.

Note 5—Restructuring Charges

During the second quarter of 2008, Mattel initiated its Global Cost Leadership program, which is designed to improve operating efficiencies and leverage Mattel’s global scale to improve profitability and operating cash flows. The major initiatives within Mattel’s Global Cost Leadership program include:

•

A global reduction in Mattel’s professional workforce of approximately 1,000 employees that was initiated in November 2008, and an additional reduction in Mattel’s professional workforce initiated in the third quarter of 2009.

•

A coordinated efficiency strategic plan that includes structural changes designed to lower costs and improve efficiencies; for example, offshoring and outsourcing certain back office functions, and more clustering of management in international markets.

•

Additional procurement initiatives designed to fully leverage Mattel’s global scale in areas such as creative agency partnerships, legal services, and distribution, including ocean carriers and over-the-road freight vendors.

In connection with the Global Cost Leadership program, during 2008 and 2009, Mattel recorded severance and other termination-related charges of $34.4 million and $31.5 million, respectively, which are included in other selling and administrative expenses. The following table summarizes Mattel’s severance and other termination costs activity for 2008 and 2009 (in thousands):

	Severance	Other termination costs	Total
Charges	$32,771	$1,656	$34,427
Payments	(15,656)	(775)	(16,431)

Balance at December 31, 2008	17,115	881	17,996
Charges	31,176	324	31,500
Payments	(29,508)	(980)	(30,488)

Balance at December 31, 2009	$18,783	$225	$19,008

Note 6— Earnings Per Share

Effective January 1, 2009, Mattel adopted ASC 260-10 (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). Under ASC 260-10, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Certain of Mattel’s RSUs are considered participating securities because they contain nonforfeitable rights to dividend equivalents. The retrospective application of this standard reduced previously reported basic and diluted earnings per share by $0.01 for 2008 and 2007.

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share:

	For the Year
Basic:	2009	2008	2007
	(In thousands, except per share amounts)
Net income	$528,704	$379,636	$599,993
Less net income allocable to participating RSUs	(5,992)	(3,731)	(4,280)

Net income available for basic common shares	$522,712	$375,905	$595,713

Weighted average common shares outstanding	360,085	360,757	384,450

Basic net income per common share	$1.45	$1.04	$1.55

Diluted:
Net income	$528,704	$379,636	$599,993
Less net income allocable to participating RSUs	(5,981)	(3,726)	(4,258)

Net income available for diluted common shares	$522,723	$375,910	$595,735

Weighted average common shares outstanding	360,085	360,757	384,450
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	1,425	1,454	4,505

Weighted average number of common and potential common shares	361,510	362,211	388,955

Diluted net income per common share	$1.45	$1.04	$1.53

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 19.0 million shares, 17.8 million shares, and 3.2 million shares were excluded from the calculation of diluted net income per common share for 2009, 2008, and 2007, respectively, because they were antidilutive.

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

A summary of retirement plan expense is as follows:

	For the Year
	2009	2008	2007
	(In millions)
Defined contribution retirement plans	$33.4	$35.8	$34.5
Defined benefit pension plans	27.7	19.6	22.2
Deferred compensation and excess benefit plans	6.0	(6.7)	3.6
Postretirement benefit plans	2.6	3.4	3.8

	$69.7	$52.1	$64.1

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

A summary of the components of Mattel’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 are as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2009	2008	2007	2009	2008	2007
	(In thousands)
Net periodic benefit cost:
Service cost	$11,153	$11,989	$12,305	$82	$100	$99
Interest cost	26,606	26,299	25,327	2,263	2,797	2,832
Expected return on plan assets	(24,330)	(26,396)	(25,539)	—	—	—
Amortization of prior service cost	1,815	1,865	1,919	—	—	—
Recognized actuarial loss	12,502	5,828	8,139	237	513	846

Net periodic benefit cost	$27,746	$19,585	$22,151	$2,582	$3,410	$3,777

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(26,705)	$139,637	$(40,274)	$(3,609)	$2,531	$(2,704)
Prior service credit	347	(39)	(124)	—	—	—
Amortization of prior service cost	(1,815)	(1,865)	(1,919)	—	—	—

Total recognized in other comprehensive income (a)	$(28,173)	$137,733	$(42,317)	$(3,609)	$2,531	$(2,704)

Total recognized in net periodic benefit cost and other comprehensive income	$(427)	$157,318	$(20,166)	$(1,027)	$5,941	$1,073

(a)	Amounts exclude related tax expense (benefit) of $13.1 million, $(52.6) million, and $16.7 million during 2009, 2008, and 2007, respectively, which are also included in other comprehensive income.

Net periodic benefit cost for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year
	2009	2008	2007
Defined benefit pension plans:
Discount rate	5.4%	6.2%	5.7%
Weighted average rate of future compensation increases	3.8%	3.8%	4.0%
Long-term rate of return on plan assets	8.0%	8.0%	8.0%

Postretirement benefit plans:
Discount rate	5.4%	6.2%	5.7%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%

Health care cost trend rate:
Pre-65	7.0%	8.0%	9.0%
Post-65	9.0%	10.0%	11.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2011	2011	2011
Post-65	2013	2013	2013

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

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $15.7 million. The estimated net loss for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net period benefit cost over the next fiscal year is $0.2 million.

Mattel used a measurement date of December 31, 2009 for its defined benefit pension plans and postretirement benefit plans. A summary of the changes in benefit obligation and plans assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2009	2008	2009	2008
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$478,703	$441,985	$50,985	$48,167
Service cost	11,153	11,989	82	100
Interest cost	26,606	26,299	2,263	2,797
Participant contributions	47	56	—	—
Plan amendments	394	—	—	—
Impact of currency exchange rate changes	7,561	(20,541)	—	—
Actuarial loss (gain)	13,792	44,286	(3,364)	3,044
Benefits paid	(24,949)	(25,371)	(3,494)	(3,123)

Benefit obligation, end of year	$513,307	$478,703	$46,472	$50,985

Change in Plan Assets:
Plan assets at fair value, beginning of year	$233,939	$330,363	$—	$—
Actual return on plan assets	52,701	(71,323)	—	—
Employer contributions	30,388	15,279	3,494	3,123
Participant contributions	47	56	—	—
Impact of currency exchange rate changes	4,702	(15,065)	—	—
Benefits paid	(24,949)	(25,371)	(3,494)	(3,123)

Plan assets at fair value, end of year	$296,828	$233,939	$—	$—

Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(216,479)	$(244,764)	$(46,472)	$(50,985)

Current accrued benefit liability	(4,517)	(5,792)	(3,200)	(3,400)
Noncurrent accrued benefit liability	(211,962)	(238,972)	(43,272)	(47,585)

Total accrued benefit liability	$(216,479)	$(244,764)	$(46,472)	$(50,985)

Amounts recognized in Accumulated Other Comprehensive Loss (a):
Net loss	$210,522	$237,227	$9,645	$13,254
Prior service cost	5,040	6,508	—	—

	$215,562	$243,735	$9,645	$13,254

(a)	Amounts exclude related tax benefits of $83.2 million and $96.3 million for December 31, 2009 and 2008, respectively, which are also included in accumulated other comprehensive loss.

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of December 31, 2009 and 2008 totaled $476.1 million and $446.2 million, respectively. Mattel does not have any defined benefit pension plans for which the plan assets exceed the accumulated benefit obligation.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31,
	2009	2008
Defined benefit pension plans:
Discount rate	5.6%	5.4%
Weighted average rate of future compensation increases	3.8%	3.8%

Postretirement benefit plans:
Discount rate	5.6%	5.4%
Annual increase in Medicare Part B premium	6.0%	6.0%

Health care cost trend rate:
Pre-65	6.0%	7.0%
Post-65	8.0%	9.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2011	2011
Post-65	2013	2013

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2009 by approximately $4.5 million and $(4.0) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2009 by approximately $0.3 million and $(0.2) million, respectively.

The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans Before Subsidy	Benefit of Medicare Part D Subsidy
	(In thousands)
2010	$23,482	$3,500	$(300)
2011	24,205	3,600	(300)
2012	25,269	3,600	(300)
2013	26,204	3,600	(300)
2014	27,135	3,500	(300)
2015 - 2019	157,079	16,400	(1,300)

Mattel expects to make cash contributions totaling approximately $18 million to its defined benefit pension and postretirement benefit plans in 2010, which includes approximately $9 million for benefit payments for its unfunded plans.

Mattel periodically commissions a study of the plans’ assets and liabilities to determine an asset allocation that would best match expected cash flows from the plans’ assets to expected benefit payments. Mattel monitors the returns earned by the plans’ assets and reallocates investments as needed. Mattel’s overall investment strategy is to achieve an adequately diversified asset allocation mix of investments that provides for both near-term benefit payments as well as long-term growth. The assets are invested in a combination of indexed and actively managed funds. The target allocations for Mattel’s domestic plan assets, which comprise 81% of Mattel’s total plan assets, are 35% in US equities, 35% in non-US equities, 20% in US long-term bonds, and 10% in US Treasury inflation protected securities. The US equities are benchmarked against the S&P 500, and the non-US equities are benchmarked against a combination of developed and emerging markets indexes. Fixed income securities are long-duration bonds intended to more closely match the duration of the liabilities and include US government treasuries and agencies, corporate bonds from various industries, and mortgage-backed securities.

As of December 31, 2009, Mattel’s plan assets are measured and reported in the financial statements at fair value using Level 2 inputs (as more fully described in “Note 12 to the Consolidated Financial Statements—Fair Value Measurements”) and are composed of the following (in thousands):

Collective trust funds	$220,467
US Government and US Government agency securities	36,625
Corporate debt instruments	23,588
Mutual funds	4,850
Other	11,298

Total	$296,828

The fair value of collective trust funds and mutual funds shares are determined based on the net asset value of shares held at year-end. The fair value of US Government, US Government agency securities, and corporate debt instruments are determined based on quoted market prices.

Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 8.0% as of December 31, 2009 is reasonable based on historical returns.

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

Deferred Compensation and Excess Benefit Plans

Mattel maintains a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earns various rates of return. The liability for these plans as of December 31, 2009 and 2008 was $45.6 million and $42.7 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant selected investment options are recorded as retirement plan expense within other selling and administrative expenses. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $60.4 million and $55.3 million as of December 31, 2009 and 2008, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.

Incentive Compensation Plans

Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and subject to certain approvals of the Compensation Committee of the Board of Directors. For 2009, 2008, and 2007, $96.6 million, $15.4 million, and $73.5 million, respectively, was charged to expense for awards under these plans.

The Mattel 2003 Long-Term Incentive Plan was approved by Mattel’s stockholders in May 2003 and expired in 2008. This plan was intended to motivate and retain key executives of Mattel who regularly and directly make or influence decisions that affect the medium- and long-term success of Mattel. This plan became effective as of January 1, 2003 and replaced a prior long-term incentive plan that was approved in June 1999.

Mattel has had two long-term incentive program (“LTIP”) performance cycles in place for some portion of the time period between 2007 and 2009: (i) a January 1, 2005—December 31, 2007 performance cycle, which was established by the Compensation Committee of Mattel’s Board of Directors in March 2005, and (ii) a January 1, 2008—December 31, 2010 performance cycle, which was established by the Compensation Committee of Mattel’s Board of Directors in March 2008.

For the January 1, 2005—December 31, 2007 LTIP performance cycle, cumulative financial performance was measured against annually escalating operating result targets that used a net operating profit after taxes less capital charge calculation. Because the performance targets escalate each year, reaching the cumulative targets became increasingly difficult when the performance targets were not met in the earlier periods. Awards were based upon the financial performance of Mattel during the specified performance period and were settled in cash when the required financial performance was met. During 2006, considering Mattel’s actual cumulative performance during 2005 and 2006 and expectations for 2007, Mattel determined that the likelihood of payments being made was probable, and $14.8 million was charged to expense. During 2007, an additional $10.1 million was charged to expense for a cumulative total of $24.9 million relating to the January 1, 2005—December 31, 2007 LTIP performance cycle, which was subsequently paid in cash during 2008.

For the January 1, 2008—December 31, 2010 LTIP performance cycle, during 2009 and 2008, Mattel granted performance RSUs under the Mattel, Inc. 2005 Equity Compensation Plan to officers and certain employees providing services to Mattel. Performance RSUs are units that may become payable in shares of Mattel’s common stock at the end of the three-year performance period, beginning January 1, 2008 and ending December 31, 2010 (“the performance period”). Performance RSUs are earned based on an initial target number with the final number of performance RSUs payable being determined based on the product of the initial target number of performance RSUs multiplied by a performance factor based on measurements of Mattel’s performance with respect to: (i) annual operating result targets for each year in the performance period using a net operating profit after taxes less capital charge calculation (“the performance-related component”), and (ii) Mattel’s total stockholder return (“TSR”) for the three-year performance period relative to the TSR realized by companies comprising the S&P 500 as of January 1, 2008 (“the market-related component”). For the performance-related component, the range of possible outcomes is that between zero and 0.7 million shares are earned for each of the three years during the three-year performance period. For the market-related component, possible outcomes range from an upward adjustment of 0.7 million shares to a downward adjustment of 0.7 million shares to the results of the performance-related component over the three-year performance period.

For the January 1, 2008—December 31, 2010 LTIP performance cycle, the weighted average grant date fair value of the performance-related and market-related components of the performance RSUs were $10.36 and $3.99 per share, respectively, for 2009, and $18.14 and $3.99 per share, respectively, for 2008. The fair value of the performance-related component was based on the closing stock price of Mattel’s common stock on the date of grant, reduced by the present value of estimated dividends to be paid during the performance period as the awards are not credited with dividend equivalents for actual dividends paid on Mattel’s common stock. The fair value of the market-related component was estimated at the grant date using a Monte Carlo valuation methodology. Share-based compensation is recognized as expense over the performance period using a straight-line expense attribution approach reduced for estimated forfeitures. During 2009, $3.4 million was charged to expense relating to the performance-related component as the 2009 actual results exceeded the 2009 performance threshold. During 2008, $0 was charged to expense relating to the performance-related component as the 2008 actual results were below the 2008 performance threshold at the minimum award level and no shares were earned. Additionally, during 2009 and 2008, Mattel recognized share-based compensation expense of $1.9 million and $1.5 million, respectively, for the market-related component.

Note 8—Seasonal Financing and Debt

Seasonal Financing

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated on March 23, 2009 to, among other things, (i) extend the maturity date of the credit facility to March 23, 2012, (ii) reduce aggregate commitments under the credit facility from $1.3 billion to $880.0 million, with an “accordion feature,” which would allow Mattel to increase the availability under the credit facility to $1.08 billion under certain circumstances, (iii) add an interest rate floor equal to 30-day US Dollar London Interbank Offered Rate (“LIBOR”) plus 1.00% for base rate loans under the credit facility, (iv) increase the applicable interest rate margins to a range of 2.00% to 3.00% above the applicable base rate for base rate loans, and 2.5% to 3.5% above the applicable LIBOR rate for Eurodollar rate loans, depending on Mattel’s senior unsecured long-term debt rating, (v) increase commitment fees to a range of 0.25% to 0.75% of the unused commitments under the credit facility, and (vi) replace the consolidated debt-to-capital ratio with a consolidated debt-to-earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio. During 2009, Mattel utilized the accordion feature of the credit facility to increase the aggregate commitments under the credit facility from $880.0 million to $1.08 billion, which is the maximum aggregate commitment available under the credit facility. Mattel is required to meet financial covenants at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2009. As of December 31, 2009, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.2 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 12.6 to 1 (compared to a minimum required of 3.50 to 1).

The domestic unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the domestic unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2009, foreign credit lines totaled approximately $155 million, a portion of which are used to support letters of credit. Mattel expects to extend the majority of these credit lines throughout 2010.

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

In June 2006, Mattel entered into two interest rate swap agreements on the $100.0 million Floating Rate Senior Notes, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. These cash flow hedges were reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in accumulated other comprehensive income. Under the terms of the agreements, Mattel received quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and made semi-annual interest payments to the swap counterparties based on a fixed rate of 5.87125%. The three-month LIBOR used to determine interest payments under the interest rate swap agreements reset every three months, matching the variable interest on the Floating Rate Senior Notes. The agreements expired in June 2009, which corresponded with the maturity of the Floating Rate Senior Notes.

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

Mattel believes its cash on hand, amounts available under its domestic unsecured committed revolving credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2010.

Mattel has a $300.0 million domestic receivables sales facility that was also amended in connection with the amendment of the credit facility. The amendment to the receivables sales facility, among other things, (i) extended the maturity date of the receivables sales facility to March 23, 2012, and (ii) incorporated the credit facility’s increased applicable interest rate margins described above. The outstanding amount of receivables sold under the domestic receivables facility may not exceed $300.0 million at any given time, and the amount available to be borrowed under the credit facility is reduced to the extent of any such outstanding receivables sold. Under the domestic receivables facility, certain trade receivables are sold to a group of banks, which currently include, among others, Bank of America, N.A., as administrative agent, Citicorp USA, Inc. and Barclays Bank PLC, as co-syndication agents, and Societe Generale and BNP Paribas, as co-documentation agents. Pursuant to the domestic receivables facility, Mattel Sales Corp., Fisher-Price, Inc., and Mattel Direct Import, Inc. (which are wholly owned subsidiaries of Mattel) can sell eligible trade receivables from Wal-Mart and Target to Mattel Factoring, Inc. (“Mattel Factoring”), a Delaware corporation and wholly owned, consolidated subsidiary of Mattel. Mattel Factoring is a special purpose entity whose activities are limited to purchasing and selling receivables under this facility. Pursuant to the terms of the domestic receivables facility and simultaneous with each receivables purchase, Mattel Factoring sells those receivables to the bank group. Mattel records the transaction, reflecting cash proceeds and sale of accounts receivable in its consolidated balance sheet, at the time of the sale of the receivables to the bank group.

Sales of receivables pursuant to the domestic receivables sales facility occur periodically, generally quarterly. The receivables are sold by Mattel Sales Corp., Fisher-Price, Inc., and Mattel Direct Import, Inc. to Mattel Factoring, who then sells such receivables to the bank group at a slight discount, and Mattel acts as a servicer for such receivables. Mattel has designated Mattel Sales Corp. and Fisher-Price, Inc. as sub-servicers, as permitted by the facility. Mattel’s appointment as a servicer is subject to termination events that are customary for such transactions. The domestic receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. Mattel retains a servicing interest in the receivables sold under this facility. The fair value of the net servicing asset is based on an estimate of interest Mattel earns on cash collections prior to remitting the funds to the bank group, partially offset by an estimate of the cost of servicing the trade receivables sold. The fair value of the net servicing asset totaled $0.1 million and $0.2 million as of December 31, 2009 and 2008, respectively.

Mattel’s aggregate losses on receivables sold under the domestic and other trade receivables facilities were $7.4 million, $5.4 million, and $9.3 million during 2009, 2008, and 2007, respectively.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	December 31,
	2009	2008
	(In thousands)
Receivables sold pursuant to the:
Domestic receivables facility	$299,688	$217,755
Other factoring arrangements	33,393	35,581

	$333,081	$253,336

Short-Term Borrowings

As of December 31, 2009 and 2008, Mattel had foreign short-term bank loans outstanding of $2.0 million and $0, respectively. As of December 31, 2009 and 2008, Mattel had no borrowings outstanding under the domestic unsecured committed credit facilities.

During 2009 and 2008, Mattel had average borrowings of $6.9 million and $9.1 million, respectively, under its foreign short-term bank loans, and $323.7 million and $559.7 million, respectively, under its domestic unsecured committed credit facilities and other short-term borrowings, to help finance its seasonal working capital requirements. The weighted average interest rate during 2009 and 2008 was 12.4% and 15.3%, respectively, on foreign short-term bank loans and 2.3% and 3.6%, respectively, on domestic unsecured committed credit facilities and other short-term borrowings.

Long-Term Debt

Mattel’s long-term debt consists of the following:

	December 31,
	2009	2008
	(In thousands)
Medium-term notes due May 2010 to November 2013	$200,000	$250,000
2006 Senior Notes due June 2011	200,000	300,000
2008 Senior Notes due March 2013	350,000	350,000

	750,000	900,000
Less: current portion	(50,000)	(150,000)

Total long-term debt	$700,000	$750,000

Mattel’s medium-term notes bear interest at fixed rates ranging from 6.50% to 7.40%, with a weighted average interest rate of 7.06% and 7.12% as of December 31, 2009 and 2008, respectively. During 2009, Mattel repaid $50.0 million of medium-term notes in connection with their maturities.

During 2009, Mattel repaid $100.0 million of the Floating Rate Senior Notes in connection with their maturity.

The aggregate amount of long-term debt maturing in the next five years is as follows:

	Medium- Term Notes	2006 Senior Notes	2008 Senior Notes	Total
	(In thousands)
2010	$50,000	$—	$—	$50,000
2011	50,000	200,000	—	250,000
2012	50,000	—	—	50,000
2013	50,000	—	350,000	400,000

	$200,000	$200,000	$350,000	$750,000

Note 9—Stockholders’ Equity

Preference Stock

Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.

Preferred Stock

Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

Common Stock Repurchase Program

During 2009, Mattel did not repurchase any shares of its common stock. During 2008, Mattel repurchased 4.9 million shares at a cost of $90.6 million. During 2007, Mattel repurchased 35.9 million shares at a cost of $806.3 million. During 2008 and 2007, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million and $750.0 million, respectively. At December 31, 2009, share repurchase authorizations of $410.3 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Dividends

In 2009, 2008, and 2007, Mattel paid a dividend per share of $0.75 to holders of its common stock. The Board of Directors declared the dividends in November of each year, and Mattel paid the dividends in December of each year. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Comprehensive Income

The changes in the components of comprehensive income, net of tax, are as follows:

	For the Year
	2009	2008	2007
	(In thousands)
Net income	$528,704	$379,636	$599,993
Currency translation adjustments	52,210	(192,577)	86,653
Defined benefit pension plans, net prior service cost and net actuarial loss	18,696	(87,636)	28,316
Net unrealized (loss) gain on derivative instruments:
Unrealized holding (losses) gains	(29,602)	17,616	(38,057)
Reclassification adjustment for realized losses included in net income	9,797	7,772	24,139

	51,101	(254,825)	101,051

	$579,805	$124,811	$701,044

For 2009, currency translation adjustments resulted in a net gain of $52.2 million, with gains from the strengthening of the Brazilian real, Euro, Chilean peso, and British pound sterling against the US dollar. For 2008, currency translation adjustments resulted in a net loss of $192.6 million, with losses from the weakening of the British pound sterling, Mexican Peso, Brazilian real, Euro, and Chilean peso against the US dollar. For 2007, currency translation adjustments resulted in a net gain of $86.7 million, with gains from the strengthening of the Euro, Brazilian real, Australian dollar, and British pound sterling against the US dollar, partially offset by the weakening of the Indonesian rupiah and Mexican peso against the US dollar.

The components of accumulated other comprehensive loss are as follows:

	December 31,
	2009	2008
	(In thousands)
Currency translation adjustments	$(222,641)	$(274,851)
Defined benefit pension and other postretirement plans, net of tax	(142,017)	(160,713)
Net unrealized (loss) gain on derivative instruments, net of tax	(14,876)	4,929

	$(379,534)	$(430,635)

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

The number of shares of common stock available for grant under the 2005 Plan is subject to an aggregate limit of 50 million shares and is further subject to share-counting rules as provided in the 2005 Plan. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. Each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each full-value grant is treated as using three available shares for each share actually subject to such full-value grant. The 2005 Plan contains detailed provisions with regard to share-counting. At December 31, 2009, there were approximately 8 million shares of common stock available for grant remaining under the 2005 Plan.

As of December 31, 2009, total unrecognized compensation cost related to unvested share-based payments totaled $69.8 million and is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options

Mattel recognized compensation expense of $13.0 million, $9.5 million, and $7.4 million for stock options during 2009, 2008, and 2007, respectively, which is included within other selling and administrative expenses. Income tax benefits related to stock option compensation expense recognized in the consolidated statements of operations during 2009, 2008, and 2007 totaled $4.4 million, $3.2 million, and $2.5 million, respectively.

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

	2009	2008	2007
Options granted at market price
Expected life (in years)	4.9	4.8	4.7
Risk-free interest rate	2.5%	3.2%	4.6%
Volatility factor	33.6%	25.6%	22.8%
Dividend yield	4.3%	3.7%	2.8%

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock options (amounts in thousands, except weighted average exercise price):

	2009		2008		2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at January 1	25,400	$18.15	24,735	$18.73	38,507	$18.50
Granted	3,708	17.57	4,017	20.46	1,927	23.70
Exercised	(2,450)	12.61	(1,444)	12.55	(12,935)	17.01
Forfeited	(181)	20.11	(378)	20.81	(87)	18.96
Canceled	(1,192)	21.18	(1,530)	38.17	(2,677)	27.22

Outstanding at December 31	25,285	$18.45	25,400	$18.15	24,735	$18.73

Exercisable at December 31	18,601	$18.20	19,716	$17.40	21,048	$18.35

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during 2009, 2008, and 2007 was $12.4 million, $12.5 million, and $119.3 million, respectively. At December 31, 2009, options outstanding had an intrinsic value of $47.3 million, with a weighted average remaining life of 5.5 years. At December 31, 2009, options exercisable had an intrinsic value of $38.5 million, with a weighted average remaining life of 4.4 years. The weighted average grant date fair value of options granted during 2009, 2008, and 2007, was $3.71, $3.67, and $4.76, respectively. At December 31, 2009, total stock options vested or expected to vest totaled 24.9 million shares, with a total intrinsic value of $46.8 million, weighted average exercise price of $18.45, and weighted average remaining life of 5.6 years. During 2009, 3.2 million stock options vested. The total grant date fair value of stock options vested during 2009, 2008, and 2007 totaled $12.7 million, $7.5 million, and $5.3 million, respectively.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during 2009, 2008, and 2007 was $30.9 million, $18.3 million, and $222.6 million, respectively.

Restricted Stock and Restricted Stock Units

RSUs are valued at the market value on the date of grant and the expense is evenly attributed to the periods in which the restrictions lapse, which is three years from the date of grant.

Compensation expense recognized related to grants of RSUs was $31.7 million, $24.7 million, and $14.8 million in 2009, 2008, and 2007, respectively, and is included within other selling and administrative expenses. Income tax benefits related to RSU compensation expense recognized in the consolidated statements of operations during 2009, 2008, and 2007 totaled $9.5 million, $7.9 million, and $4.6 million, respectively.

The following table summarizes the number and weighted average grant date fair value of Mattel’s unvested RSUs during the year (amounts in thousands, except weighted average grant date fair value):

	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	3,927	$21.03	3,452	$20.38	1,811	$17.28
Granted	2,113	17.41	1,873	20.09	1,744	23.60
Vested	(1,408)	20.96	(990)	16.91	(15)	28.10
Forfeited	(183)	20.53	(408)	21.16	(88)	19.27

Unvested at December 31	4,449	$19.36	3,927	$21.03	3,452	$20.38

At December 31, 2009, total RSUs expected to vest totaled 4.1 million shares, with a weighted average grant date fair value of $19.42. The total grant date fair value of RSUs vested during 2009, 2008, and 2007 totaled $29.5 million, $16.7 million, and $0.4 million, respectively.

In addition to the expense and share amounts described above, Mattel recognized compensation expense of $5.3 million and $1.5 million, during 2009 and 2008, respectively, for performance RSUs granted in connection with its January 1, 2008–December 31, 2010 Long-Term Incentive Program, as more fully described in “Note 7 to the Consolidated Financial Statements—Employee Benefit Plans.”

Note 11—Derivative Instruments

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

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of December 31, 2009 and 2008, Mattel held foreign currency forward exchange contracts with notional amounts of $962.9 million and $888.1 million, respectively, which was equal to the exposure hedged.

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

The following table presents Mattel’s derivative assets and liabilities at December 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$7,008	Accrued liabilities	$21,032
Foreign currency forward exchange contracts	Other noncurrent assets	962	Other noncurrent liabilities	19

Total derivatives designated as hedging instruments		$7,970		$21,051

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$2,222		$—

Total derivatives		$10,192		$21,051

The following tables present the location and amount of gains and losses, net of taxes, from derivatives reported in the consolidated statements of operations in 2009:

	Amount of Loss Recognized in OCI	Amount of Loss Reclassified from Accumulated OCI to Statements of Operations	Statements of Operations Location
	(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$(29,253)	$(8,247)	Cost of sales
Interest rate swaps	(349)	(1,550)	Interest expense

Total	$(29,602)	$(9,797)

The net loss of $9.8 million reclassified from accumulated OCI to the consolidated statements of operations during 2009, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain Recognized in Statements of Operations	Statements of Operations Location
	(In thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$16,633	Non-operating (income) expense
Foreign currency forward exchange contracts	4,160	Cost of sales

Total	$20,793

The net gains of $20.8 million recognized in the consolidated statements of operations during 2009 are offset by foreign currency transaction losses on the related hedged balances.

Note 12—Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

Mattel does not have any significant financial assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of December 31, 2009 or December 31, 2008. Mattel’s financial assets and liabilities measured using Level 2 inputs include the following:

	December 31, 2009	December 31, 2008
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$10,192	$24,714

Liabilities:
Foreign currency forward exchange contracts (a)	$21,051	$12,326
Interest rate swaps (b)	—	1,934

Total liabilities	$21,051	$14,260

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

(b)	The fair value of the interest rate swaps is based on dealer quotes using cash flows discounted at relevant market interest rates.

Note 13—Financial Instruments

Mattel’s financial instruments include cash and equivalents, investments, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, is $794.7 million (compared to a carrying amount of $750.0 million) as of December 31, 2009 and $853.5 million (compared to a carrying amount of $900.0 million) as of December 31, 2008. The estimated fair value has been calculated based on broker quotes or rates for the same or similar instruments.

The fair value related disclosures for Mattel’s derivative financial instruments are included in “Note 11 to the Consolidated Financial Statements—Derivative Instruments” and “Note 12 to the Consolidated Financial Statements—Fair Value Measurements.”

Note 14—Commitments and Contingencies

Leases

Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities, and insurance. Rental expense is recorded on a straight-line basis, including escalating minimum payments. The American Girl Place® leases in Chicago, Illinois, New York, New York, and Los Angeles, California and American Girl Boutique and Bistro® leases in Dallas, Texas, Atlanta, Georgia, Natick, Massachusetts, Bloomington, Minnesota, and Denver, Colorado also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2009:

	Capitalized Leases		Operating Leases
	(In thousands)
2010	$300		$94,000
2011	300		79,000
2012	300		64,000
2013	300		44,000
2014	300		36,000
Thereafter	1,500		205,000

	$3,000	(a)	$522,000

(a)	Includes $0.9 million of imputed interest.

Rental expense under operating leases amounted to $121.9 million, $105.3 million, and $93.0 million for 2009, 2008, and 2007, respectively, net of sublease income of $0.1 million, $0.7 million, and $1.0 million in 2009, 2008, and 2007, respectively.

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

Licensing and similar agreements provide for terms extending from 2010 through 2014 and thereafter and contain provisions for future minimum payments as shown in the following table:

Minimum Payments
(In thousands)
2010	$43,000
2011	84,000
2012	45,000
2013	31,000
2014	19,000
Thereafter	19,000

$241,000

Royalty expense for 2009, 2008, and 2007 was $188.5 million, $241.2 million, and $243.3 million, respectively.

As of December 31, 2009, Mattel had approximately $267 million of outstanding commitments for purchases of inventory, other assets, and services in fiscal year 2009.

Insurance

Mattel has a wholly owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, general, automobile, and product liability risks. Far West insures the first $1.0 million per occurrence of Mattel’s workers’ compensation, the first $0.5 million for general and automobile liability risks, and the first $2.0 million per occurrence of product liability risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2009 and 2008 totaled $17.4 million and $18.3 million, respectively, and is included in other noncurrent liabilities. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.

Litigation

With regard to the claims against Mattel described below, Mattel intends to defend itself vigorously. Except as more fully described in “Note 4 to the Consolidated Financial Statements—Product Recalls and Withdrawals,” management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of December 31, 2009. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

In November 2006, Mattel asked the Court for leave to file an Amended Complaint that included not only additional claims against Bryant, but also included claims for copyright infringement, RICO violations, misappropriation of trade secrets, intentional interference with contract, aiding and abetting breach of fiduciary duty and breach of duty of loyalty, and unfair competition, among others, against MGA, its CEO Isaac Larian, certain MGA affiliates and an MGA employee. The bases for the Amended Complaint included the MGA defendants’ infringement of Mattel’s copyrights and their pattern of misappropriation of trade secrets and unfair competition in violation of the applicable statutes. On January 12, 2007, the Court granted Mattel leave to file these claims as counterclaims in the consolidated cases, which Mattel did that same day.

In February 2007, the Court decided that the consolidated cases would be tried in two phases, with the first trial to determine claims and defenses related to Mattel’s ownership of Bratz works and whether MGA infringed those works. The second trial, which has not yet been scheduled, will consider both Mattel’s separate claims for misappropriation of trade secrets and violations of the RICO statute, among other things, and MGA’s various claims for unfair competition. In May 2009, Mattel obtained leave to file a Third Amended Answer and Counterclaims in the litigation in connection with the claims to be tried as part of the second phase.

On May 19, 2008, Bryant reached a settlement agreement with Mattel and is no longer a defendant in the litigation. In the public stipulation entered by Mattel and Bryant in connection with the resolution, Bryant agreed that he was and would continue to be bound by all prior and future Court Orders relating to Bratz ownership and infringement, including the Court’s summary judgment rulings.

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

MGA appealed the Court’s equitable orders to the Court of Appeals for the Ninth Circuit. In May 2009, MGA also sought an immediate stay of the equitable orders from the Ninth Circuit pending appeal. The Ninth Circuit denied that stay request. On December 9, 2009, the Ninth Circuit heard oral argument on MGA’s appeal and issued an order staying the District Court’s equitable orders pending a further order to be issued by the Ninth Circuit. The Ninth Circuit has not yet issued an order on the merits of the appeal. On December 14, 2009, the District Court stayed the appointment of the monitor charged with facilitating implementation and enforcement of the injunctive orders.

Product Liability Litigation Related to Product Recalls and Withdrawals

Litigation Related to Product Recalls and Withdrawals in the United States

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

Multidistrict Litigation (MDL) in the United States

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

On October 13, 2009, plaintiffs and Mattel filed a joint motion with the Court seeking preliminary approval of a class action settlement of the MDL proceeding, which the Court granted on October 23, 2009. Pursuant to the Court’s order of preliminary approval, the parties have implemented the settlement, and will seek final approval from the Court on March 15, 2010. Upon such final approval, Mattel and the other defendants in the MDL proceeding will be released from all claims arising out of the lead- and magnet-related recalls (except for any individual personal injury claims). Under the settlement, Mattel has agreed, among other things, to provide various categories of economic relief for members of the settlement class, maintain a quality assurance system and make a charitable contribution to fund child safety programs. In addition, Mattel has agreed not to object to plaintiffs’ counsel’s application to the Court for attorneys’ fees and expenses up to a specified amount.

Litigation Related to Product Recalls and Withdrawals in Canada

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

The actions in Canada generally allege that defendants were negligent in allowing their products to be manufactured and sold with lead paint on the toys and negligent in the design of the toys with small magnets, which led to the sale of defective products. The cases typically state claims in four categories: (i) production of a defective product; (ii) misrepresentations; (iii) negligence; and (iv) violations of consumer protection statutes. Plaintiffs generally seek general and special damages, damages in the amount of monies paid for testing of children based on alleged exposure to lead, restitution of any amount of monies paid for replacing recalled toys, disgorgement of benefits resulting from recalled toys, aggravated and punitive damages, pre-judgment and post-judgment interest, and an award of litigation costs and attorneys’ fees. Plaintiffs in all of the actions except one do not specify the amount of damages sought. In the Ontario action (Wiggins), plaintiff demands general damages of Canadian dollar $75 million and special damages of Canadian dollar $150 million, in addition to the other remedies. In November 2007, the class action suit commenced by Mr. Fortier was voluntarily discontinued.

After the discontinuance of his class action suit, Mr. Fortier filed an individual action in Quebec (Fortier v. Mattel Canada, Inc., filed on November 22, 2007). In his individual action, Mr. Fortier alleges that he purchased recalled toys and, as a result, suffered damages, including consequential and incidental damages such as worry, concern, and costs of the products and replacement products, medicines, diagnosis, and treatment. Mr. Fortier alleges damages of Canadian dollar $5 million. Mattel moved to stay Mr. Fortier’s individual action pending resolution of the request to proceed as a class action filed in the El-Mousfi action also pending in Quebec, and that motion to stay was denied. In December 2009, the Quebec court granted plaintiff’s request in the El-Mousfi action to discontinue that proceeding.

All of the actions in Canada are at a preliminary stage.

Litigation Related to Product Recalls in Brazil

Three consumer protection associations and agencies have filed claims against Mattel’s subsidiary Mattel do Brasil Ltda. in the following courts in Brazil: (a) the Public Treasury Court in the State of Santa Catarina (Associacao Catarinense de Defesa dos Cidadaos, dos Consumidores e dos Contribuintes (“ACC/SC”)—ACC/SC v. Mattel do Brasil Ltda., filed on February 2, 2007); (b) the Second Commercial Court in the State of Rio de Janeiro (Consumer Protection Committee of the Rio de Janeiro State Legislative Body (“CPLeg/ RJ”)—CPLeg/RJ v. Mattel do Brasil Ltda., filed on August 17, 2007); and (c) the Sixth Civil Court of the

Federal District (Brazilian Institute for the Study and Defense of Consumer Relationships (“IBEDEC”)—IBEDEC v. Mattel do Brasil Ltda., filed on September 13, 2007). The ACC/SC case is related to the recall of magnetic products in November 2006; the CPLeg/RJ case is related to the August 2007 recall of magnetic products; and the IBEDEC case is related to the August and September 2007 recalls of magnetic products and products with non-approved paint containing lead exceeding the limits established by applicable regulations and Mattel standards. The cases generally state claims in four categories: (i) production of a defective product; (ii) misrepresentations; (iii) negligence; and (iv) violations of consumer protection statutes. Plaintiffs generally seek general and special damages; restitution of monies paid by consumers to replace recalled toys; disgorgement of benefits resulting from recalled toys; aggravated and punitive damages; pre-judgment and post-judgment interest; injunctive relief; and litigation costs and attorneys’ fees. The amount of damages sought by plaintiffs is not generally specified, except that in the Public Treasury Court in the State of Santa Catarina action, ACC/SC demands general damages of approximately $1 million, in addition to other remedies, and in the Sixth Civil Court of the Federal District action, IBEDEC estimated the amount of approximately $21 million, as a basis for calculating court fees, in addition to requesting other remedies.

On June 18, 2008, the court held that the action brought by IBEDEC was without merit, and on July 1, 2008, IBEDEC filed an appeal. On July 23, 2008, Mattel do Brasil submitted its appellate brief. On September 15, 2008, the Public Prosecutor’s Office submitted its opinion to the court, which supported upholding the original decision, given that no reason had been cited for ordering the company to pay pain and suffering damages. Moreover, just as the judge had done, the Public Prosecutor’s Office determined that the mere recall of products does not trigger any obligation to indemnify any party. On November 4, 2008, the panel of three appellate judges unanimously upheld the lower court’s decision. On November 18, 2008, IBEDEC filed a special appeal and on January 5, 2009 Mattel do Brasil filed its response. On February 2, 2009, the special appeal lodged by IBEDEC was rejected. In February, 2009, IBEDEC filed a new interlocutory appeal, and on March 16, 2009, Mattel do Brasil presented its counter arguments to the IBEDEC interlocutory appeal. On December 7, 2009, the Federal Superior Court (STJ) published a decision denying IBEDEC’s appeal. Currently Mattel do Brasil is awaiting IBEDEC to file a motion seeking to have some issue in the decision clarified.

On July 9, 2008, the court also rendered a decision concerning the action brought by CPLeg/RJ. The judge rejected the claim for general damages, but Mattel do Brasil was ordered to provide product-exchange outlets in certain locations for replacement of the recalled products, to publish in newspapers the provisions of the court decision, and to make available on its website the addresses of the outlets for replacement of recalled products and the provisions of the court’s decision. The decision also allowed the consumers who were affected by the recall to submit information to the court, so that the applicability of pecuniary damages can be analyzed later, on a case by case basis. It finally ordered Mattel do Brasil to pay attorneys’ fees in an amount equal to 10% of the value placed on the claim (with a value placed on the claim of approximately $12,500). Mattel do Brasil filed a motion seeking to resolve apparent discrepancies in the court’s decision, but the judge sustained the decision, as rendered, and Mattel do Brasil filed its appeal of such decision. On September 19, 2008, the appeals court accepted Mattel’s appeal for purposes of remand, only, and not to stay the proceedings. Seeking to prevent execution on the judgment, Mattel do Brasil filed an interlocutory appeal and requested the court grant a preliminary injunction. On October 14, 2008 the injunction was granted. On February 5, 2009, the court heard the interlocutory appeal and confirmed the injunction. On September 1, 2009, the appeals court in Rio de Janeiro unanimously reversed the judgment issued by the lower court. Therefore, Mattel do Brasil is not required to establish outlets in each city of the State of Rio de Janeiro for purposes of further conducting the magnet and lead recalls. Mattel do Brasil expects Codecon to present a special appeal.

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

Licensee Drop-Side Crib Litigation in Canada

In late November 2009, five proposed class actions were filed in provincial superior courts in five different Canadian provinces against Fisher-Price, Inc. and Fisher-Price Canada Inc. alleging claims based on alleged manufacturing defects in drop-side cribs manufactured by Stork Craft Manufacturing Inc. (“Stork Craft”) between 1993 and 2009, including Fisher-Price branded drop-side cribs manufactured and sold by Stork Craft pursuant to a License Agreement with Fisher-Price, Inc. These claims follow product recalls of Stork Craft-manufactured drop-side cribs in the United States and Canada. Stork Craft and the corporate entities of a number of retailers, including Wal-Mart, Sears, The Bay and Toys R’ Us, also have been named as defendants in the proposed class actions. The five proposed class actions are: Cedar Dodd v. Stork Craft Manufacturing Inc. et al., filed in the Supreme Court of British Columbia on November 24, 2009, Victoria Registry, Action No. 09 5327; Amy St. Pierre et al. v. Fisher-Price Canada Inc., et al., filed in the Court of Queen’s Bench of Alberta on November 24, 2009, Judicial District of Calgary, Action No. 0901-17700; Kim Riel v. Stork Craft Manufacturing Inc. et al., filed in the Court of Queen’s Bench of Saskatchewan, on November 25, 2009, Judicial Centre of Regina, Q.B. No. 1794 of 2009; Tara Russell v. Stork Craft Manufacturing Inc. et al., filed in the Court of Queen’s Bench of Manitoba, on November 25, 2009, Winnipeg Centre, File No. C1 09-01-63980; and David Duong et al. v. Stork Craft Manufacturing Inc. et al., filed in the Ontario Superior Court of Justice on November 25, 2009, in Ottawa, Court File No. 09-46962.

The five proposed class actions are all brought by the same plaintiff’s law firm and the allegations are essentially the same. Each of the proposed class actions is based on allegation that the drop-side mechanisms used in the Stork Craft cribs are dangerously defective in that they create a risk that infants will be injured as result falling from or becoming entrapped in the crib. The claims are based in negligence, waiver of tort and breach of provincial sale of goods and consumer protection legislation. The claims seek damages for personal injury and economic loss, including recovery of the purchase price paid for the cribs, as well as an accounting, disgorgement or restitution of revenue earned by the defendants from selling the cribs. The claims further seek exemplary, aggravated and punitive damages. No amount of damages is specified in any of the claims, except the Ontario claim which seeks Canadian dollar $1 million in general damages and Canadian dollar $1 million in special damages. Each of the proposed class actions seeks certification on behalf of a class consisting of all persons (except defendants) that owned or purchased the drop-side cribs in question. No motion for certification has yet been filed in any of the actions.

The License Agreement between Fisher-Price and Stork Craft includes an indemnity clause whereby Stork Craft agreed to indemnify Fisher-Price in respect of claims against Fisher-Price relating to Stork Craft manufactured products. While Mattel intends for Fisher-Price to seek indemnity from Stork Craft to cover all costs related to these claims, there can be no assurance that Fisher-Price ultimately would be successful in obtaining full indemnity from Stork Craft.

None of the claims in the five proposed class actions has been served on Fisher-Price and all of the proposed class actions are at a preliminary stage.

Note 15—Segment Information

Description of Segments

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. Mattel’s domestic operating segments include:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics®, and High School Musical® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, Battle Force 5™, Speed Racer®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS™, Radica®, Toy Story®, Max Steel®, Speed Racer®, Batman®, and Kung Fu Panda® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Sesame Street® , Dora the Explorer®, Go Diego Go!®, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels® .

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

	For the Year
	2009	2008	2007
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$1,402,224	$1,437,933	$1,445,028
Fisher-Price Brands US	1,310,886	1,418,213	1,511,055
American Girl Brands	462,899	463,056	431,510

Total Domestic	3,176,009	3,319,202	3,387,593
International	2,758,315	3,166,820	3,205,341

Gross sales	5,934,324	6,486,022	6,592,934
Sales adjustments	(503,478)	(568,020)	(622,844)

Net sales	$5,430,846	$5,918,002	$5,970,090

Segment Income
Domestic:
Mattel Girls & Boys Brands US	$293,366	$158,170	$212,181
Fisher-Price Brands US	231,855	161,025	225,533
American Girl Brands	103,446	86,581	98,519

Total Domestic	628,667	405,776	536,233
International	422,505	357,628	420,898

	1,051,172	763,404	957,131
Corporate and other expense (a)	320,004	221,612	227,053

Operating income	731,168	541,792	730,078
Interest expense	71,843	81,944	70,974
Interest (income)	(8,083)	(25,043)	(33,305)
Other non-operating expense (income), net	7,361	(3,073)	(10,989)

Income before income taxes	$660,047	$487,964	$703,398

(a)	Corporate and other expense includes (i) incentive compensation expense of $96.6 million, $15.4 million, and $83.6 million for 2009, 2008, and 2007, respectively, (ii) $31.5 million, $34.4 million, and $3.0 million of charges related to severance for 2009, 2008, and 2007, respectively, (iii) share-based compensation expense of $50.0 million, $35.8 million, and $22.2 million for 2009, 2008, and 2007, respectively, (iv) charges for legal settlements of product liability-related claims amounting to $21.4 million and $15.3 million for 2009 and 2008, respectively, and (v) legal fees associated with the product recall-related litigation and MGA litigation matters.

	For the Year
	2009	2008	2007
	(In thousands)
Depreciation/Amortization
Domestic:
Mattel Girls & Boys Brands US	$38,804	$42,848	$47,202
Fisher-Price Brands US	27,632	31,899	33,998
American Girl Brands	13,032	17,507	12,599

Total Domestic	79,468	92,254	93,799
International	64,908	54,685	54,393

	144,376	146,939	148,192
Corporate and other	25,454	25,156	23,888

Depreciation and amortization	$169,830	$172,095	$172,080

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31,
	2009	2008
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$178,822	$249,013
Fisher-Price Brands US	145,771	198,241
American Girl Brands	59,466	62,718

Total Domestic	384,059	509,972
International	681,868	755,735

	1,065,927	1,265,707
Corporate and other	39,071	93,760

Accounts receivable and inventories, net	$1,104,998	$1,359,467

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Year
	2009	2008	2007
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$3,286,335	$3,642,834	$3,699,997
Fisher-Price Brands	2,168,161	2,356,570	2,441,760
American Girl Brands	462,899	463,056	431,271
Other	16,929	23,562	19,906

Gross sales	5,934,324	6,486,022	6,592,934
Sales adjustments	(503,478)	(568,020)	(622,844)

Net sales	$5,430,846	$5,918,002	$5,970,090

Geographic Information

The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant, and equipment, net, and identifiable intangibles, net.

	For the Year
	2009	2008	2007
	(In thousands)
Revenues
United States	$3,176,009	$3,319,202	$3,387,593
International:
Europe	1,442,473	1,689,728	1,797,278
Latin America	860,492	978,828	912,088
Asia Pacific	267,392	286,049	275,123
Other	187,958	212,215	220,852

Total International	2,758,315	3,166,820	3,205,341

Gross sales	5,934,324	6,486,022	6,592,934
Sales adjustments	(503,478)	(568,020)	(622,844)

Net sales	$5,430,846	$5,918,002	$5,970,090

	December 31,
	2009	2008
	(In thousands)
Long-Lived Assets
United States	$1,038,418	$1,079,720
International	706,278	684,018

Consolidated total	$1,744,696	$1,763,738

Major Customers

Sales to Mattel’s three largest customers accounted for 40%, 38%, and 41% of worldwide consolidated net sales for 2009, 2008, and 2007, respectively, as follows:

	For the Year
	2009	2008	2007
	(In billions)
Wal-Mart	$1.0	$1.1	$1.1
Toys “R” Us	0.7	0.7	0.7
Target	0.5	0.5	0.6

The Mattel Girls & Boys Brands US and Fisher-Price Brands US segments sell products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys “R” Us. The American Girl Brands segment sells its children’s publications to Wal-Mart and Target.

Note 16—Supplemental Financial Information

	December 31,
	2009	2008
	(In thousands)
Inventories include the following:
Raw materials and work in process	$47,991	$57,311
Finished goods	307,672	428,614

	$355,663	$485,925

Property, plant, and equipment, net include the following:
Land	$26,664	$26,499
Buildings	242,360	237,561
Machinery and equipment	775,129	758,656
Tools, dies, and molds	577,418	544,789
Capital leases	23,271	23,271
Leasehold improvements	178,218	162,288

	1,823,060	1,753,064
Less: accumulated depreciation	(1,318,252)	(1,216,902)

	$504,808	$536,162

Other noncurrent assets include the following:
Deferred income taxes	$481,240	$524,451
Identifiable intangibles (net of amortization of $69.5 million and $61.8 million in 2009 and 2008, respectively)	93,546	107,447
Nonamortizable identifiable intangibles	122,223	128,382
Other	195,651	175,944

	$892,660	$936,224

Accrued liabilities include the following:
Incentive compensation	$100,200	$15,442
Royalties	73,467	86,152
Taxes other than income taxes	70,817	39,770
Advertising and promotion	47,913	56,941
Receivable collections due bank	2,748	82,245
Other	322,736	368,833

	$617,881	$649,383

Other noncurrent liabilities include the following:
Benefit plan liabilities	$255,234	$286,557
Noncurrent tax liabilities	108,600	132,744
Other	124,858	128,629

	$488,692	$547,930

	For the Year
	2009	2008	2007
	(In thousands)
Currency transaction (gains)/losses included in:
Operating income	$(78,732)	$(123,972)	$(95,921)
Other non-operating expense (income), net	4,828	(7,736)	(12,875)

Net transaction (gains)	$(73,904)	$(131,708)	$(108,796)

Other selling and administrative expenses include the following:
Design and development	$171,279	$190,248	$189,407
Bad debt expense	21,483	19,680	6,203
Identifiable intangible asset amortization	13,027	9,827	9,331

Note 17—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2009:
Net sales	$785,646	$898,197	$1,791,875	$1,955,128
Gross profit	345,872	406,060	918,615	1,044,150
Advertising and promotion expenses	84,064	89,820	197,106	238,763
Other selling and administrative expenses	317,017	283,727	385,055	387,977
Operating (loss) income	(55,209)	32,513	336,454	417,410
(Loss) income before income taxes	(65,450)	23,817	304,633	397,047
Net (loss) income (a)	(50,986)	21,469	229,842	328,379
Net (loss) income per common share—basic	$(0.14)	$0.06	$0.63	$0.90
Weighted average number of common shares	358,891	358,824	360,843	361,840
Net (loss) income per common share—diluted	$(0.14)	$0.06	$0.63	$0.90
Weighted average number of common and potential common shares	358,891	360,881	361,925	364,565
Dividends declared per common share	$—	$—	$—	$0.75
Common stock market price:
High	$16.65	$16.52	$19.11	$20.67
Low	10.45	11.92	15.19	17.95
Year Ended December 31, 2008:
Net sales	$919,299	$1,112,431	$1,946,315	$1,939,957
Gross profit	396,836	495,334	900,070	892,166
Advertising and promotion expenses	102,961	116,805	223,826	275,567
Other selling and administrative expenses	330,410	347,921	360,895	384,229
Operating (loss) income	(36,535)	30,608	315,349	232,370
(Loss) income before income taxes	(59,802)	14,933	307,108	225,725
Net (loss) income (a)	(46,646)	11,783	238,098	176,401
Net (loss) income per common share—basic	$(0.13)	$0.03	$0.65	$0.49
Weighted average number of common shares	361,751	361,262	360,881	358,779
Net (loss) income per common share—diluted	$(0.13)	$0.03	$0.65	$0.49
Weighted average number of common and potential common shares	361,751	363,919	361,742	359,490
Dividends declared per common share	$—	$—	$—	$0.75
Common stock market price:
High	$21.89	$21.80	$21.79	$18.14
Low	16.65	17.12	16.98	11.42

(a)	Net income for the fourth quarter of 2009 included income tax benefits of $28.5 million related to the reassessments of prior years’ tax exposures based on the status of current audits in various jurisdictions around the world and settlements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

Mattel continues to implement a conversion to new and upgraded financial and human resources information technology systems that began in the fourth quarter of 2002. Mattel has evaluated the effect on its internal control over financial reporting of this conversion for the three months ended December 31, 2009, and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, Mattel’s internal control over financial reporting. Mattel has not made any significant changes to its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to December 31, 2009.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to sections entitled “Proposal 1 —Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; “The Board of Directors and Corporate Governance—Board Committees—Audit Committee”; and “Report of the Audit Committee” in the Mattel 2010 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2009 (the “Proxy Statement”). Information with respect to the executive officers of Mattel appears under the heading “Executive Officers of the Registrant” in Part I herein. Mattel has adopted the Mattel Code of Conduct (the “Code of Conduct”), which satisfies the listing rules of the NASDAQ Stock Market (“NASDAQ”) regarding “code of business conduct and ethics” and satisfies the SEC rules regarding disclosure of a “code of ethics” for the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is publicly available on Mattel’s corporate website at http://www.mattel.com, and the text of the Code of Conduct will be updated on the website to reflect any amendment. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, CA 90245-5012. If Mattel grants any waiver from a provision of the Code of Conduct for any executive officer or director, or makes any substantive amendment to the SEC-mandated “code of ethics” that applies to the Chief Executive Officer, Chief Financial Officer or Corporate Controller, Mattel will make disclosures to the extent required by applicable laws, regulations and stock exchange listing standards on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors’ corporate governance guidelines and the charters of its Audit, Compensation and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://www.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.

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

The information required under this Item is incorporated herein by reference to the section entitled “Proposal 3—Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the years ended December 31, 2009, 2008 and 2007

Schedule II—Valuation and Qualifying Accounts and Allowances

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel	8-K	001-05647	99.0	May 21, 2007

3.1	Amended and Restated Bylaws of Mattel	8-K	001-05647	99.1	May 21, 2007

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-Q	001-05647	4.0	August 3, 2007

4.1	Indenture, dated as of February 15, 1996, between Mattel and Chase Manhattan Bank and Trust Company, National Association, formerly Chemical Trust Company of California, as Trustee	10-K	001-05647	4.1	March 28, 2002

4.2	Indenture, dated as of February 15, 1996, between Mattel and Chemical Trust Company of California (now known as J. P. Morgan Trust Company, National Association) relating to Senior Debt Securities	S-3ASR	333-134740	4.1	June 5, 2006

4.3	Form of Indenture between Mattel and J. P. Morgan Trust Company, National Association, relating to Subordinated Debt Securities	S-3ASR	333-134740	4.2	June 5, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.4	Form of 6.125% Notes due June 15, 2011	8-K	001-05647	4.2	June 12, 2006

4.5	Form of Supplemental Indenture between Mattel and The Bank of New York Trust Company, N.A.	8-K	001-05647	1.2	March 7, 2008

4.6	Form of 5.625% Notes due March 15, 2013	8-K	001-05647	1.2	March 7, 2008

10.0	Fourth Amended and Restated Credit Agreement dated as of March 23, 2009, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, The Royal Bank of Scotland, Plc, Wells Fargo Bank, N.A. and Société Générale, as Co-Syndication agents, Citicorp USA, Inc., Mizuho Corporate Bank, Ltd. and Merchants & Traders Trust Company, as Co-Managing Agents, and the other financial institutions party thereto	8-K	001-05647	10.1	March 27, 2009

10.1	First Amended and Restated Receivables Purchase Agreement dated as of March 20, 2002 among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-K	001-05647	10.1	March 28, 2002

10.2	Amendment No. 1 to First Amended and Restated Receivables Purchase Agreement dated as of March 19, 2004, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-Q	001-05647	99.1	May 7, 2004

10.3	Amendment No. 2 to First Amended and Restated Receivables Purchase Agreement dated as of March 23, 2005, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.1	March 29, 2005

10.4	Amendment No. 3 to First Amended and Restated Receivables Purchase Agreement dated as of March 23, 2009, by and among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-Q	001-05647	10.4	April 29, 2009

10.5	Form of Indemnity Agreement between Mattel and certain of its directors	10-K	001-05647	10.9	March 28, 2001

10.6	Executive Employment Agreement dated October 18, 2000 between Mattel and Robert A. Eckert	10-K	001-05647	10.10	March 28, 2001

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.7	Amendment to Executive Employment Agreement between Mattel and Robert A. Eckert dated March 8, 2005	8-K	001-05647	99.7	March 18, 2005

10.8	Letter Agreement between Mattel and Robert A. Eckert entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.1	April 8, 2005

10.9	Amendment to Executive Employment Agreement between Mattel and Robert A. Eckert, effective as of December 31, 2008	10-K	001-05647	10.11	February 26, 2009

10.10	Executive Employment Agreement dated January 31, 2000 between Mattel and Neil B. Friedman	10-K	001-05647	10.12	March 10, 2000

10.11	Amendment to Employment Agreement dated November 14, 2000 between Mattel and Neil B. Friedman	10-K	001-05647	10.29	March 28, 2001

10.12	Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Neil B. Friedman dated February 10, 2000	10-K	001-05647	10.14	March 10, 2000

10.13	Letter agreement between Mattel and Neil B. Friedman entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.5	April 8, 2005

10.14	Consent of Neil B. Friedman to Transfer of Principal Place of Employment Pursuant to Executive Employment Agreement	8-K	001-05647	99.3	March 30, 2007

10.15	Letter agreement between Mattel and Neil B. Friedman dated September 27, 2008 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	10-K	001-05647	10.17	February 26, 2009

10.16	Amendment to Amended and Restated Executive Employment Agreement between Mattel and Neil B. Friedman, effective as of December 31, 2008	10-K	001-05647	10.18	February 26, 2009

10.17	Notice to Neil B. Friedman dated June 30, 2009 regarding non-renewal of employment agreement	8-K	001-05647	10.2	July 2, 2009

10.18	Amended and Restated Executive Employment Agreement dated March 28, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.33	March 28, 2001

10.19	Amendment to Employment Agreement and Stock Option Grant Agreements dated July 20, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.34	March 28, 2001

10.20	Amendment to Employment Agreement dated March 6, 2002 between Mattel and Kevin M. Farr	10-K	001-05647	10.30	March 28, 2002

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.21	Letter agreement between Mattel and Kevin M. Farr entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.4	April 8, 2005

10.22	Amendment to Amended and Restated Executive Employment Agreement between Mattel and Kevin M. Farr, effective as of December 31, 2008	10-K	001-05647	10.23	February 26, 2009

10.23	Notice to Kevin M. Farr dated June 30, 2009 regarding non-renewal of employment agreement	8-K	001-05647	10.1	July 2, 2009

10.24	Letter agreement between Mattel and Kevin M. Farr dated June 30, 2009 regarding Mr. Farr’s participation in the Mattel, Inc. Executive Severance Plan	8-K	001-05647	10.5	July 2, 2009

10.25	Executive Employment Agreement dated November 13, 2000 between Mattel and Thomas A. Debrowski	10-K	001-05647	10.24	March 8, 2005

10.26	Letter agreement between Mattel and Thomas A. Debrowski entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.3	April 8, 2005

10.27	Letter agreement between Mattel and Thomas A. Debrowski dated October 11, 2005, entered into October 12, 2005, amending Mr. Debrowski’s employment agreement	8-K	001-05647	99.2	October 14, 2005

10.28	Amendment to Amended and Restated Executive Employment Agreement between Mattel and Thomas A. Debrowski, effective as of December 31, 2008	10-K	001-05647	10.27	February 26, 2009

10.29	Notice to Thomas A. Debrowski dated June 30, 2009 regarding non-renewal of employment agreement	8-K	001-05647	10.3	July 2, 2009

10.30	Letter agreement between Mattel and Thomas A. Debrowski dated June 30, 2009 regarding Mr. Debrowski’s participation in the Mattel, Inc. Executive Severance Plan	8-K	001-05647	10.6	July 2, 2009

10.31	Employment letter dated August 22, 2000 between Mattel and Bryan G. Stockton	10-K	001-05647	10.25	March 12, 2004

10.32	Letter agreement between Mattel and Bryan G. Stockton entered into on March 28, 2005, regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	10-K	001-05647	10.31	February 27, 2006

10.33	Amendment to Employment Letter, dated December 16, 2008, between Mattel and Bryan G. Stockton	10-K	001-05647	10.30	February 26, 2009

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.34		Letter agreement between Mattel and Bryan G. Stockton dated June 30, 2009 regarding Mr. Stockton’s participation in the Mattel, Inc. Executive Severance Plan	8-K	001-05647	10.7	July 2, 2009

10.35		Mattel Incentive Plan	DEF 14A	001-05647	Appendix E	April 12, 2007

10.36		Amendment No. 1 to the Mattel Incentive Plan	10-K	001-05647	10.32	February 26, 2009

10.37		Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002

10.38		Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)	10-Q	001-05647	10.1	October 24, 2008

10.39		Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009

10.40		Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-K	001-05647	10.36	February 26, 2009

10.41		Mattel, Inc. Executive Severance Plan	8-K	001-05647	10.4	July 2, 2009

10.42		The Fisher-Price Section 415 Excess Benefit Plan	10-K	001-05647	10.42	February 26, 2008

10.43		The Fisher-Price Excess Benefit Plan, as amended and restated effective January 1, 2009	10-K	001-05647	10.46	February 26, 2009

10.44		Mattel, Inc. Personal Investment Plan, January 1, 2006 Restatement	10-K	001-05647	10.50	February 26, 2007

10.45		Mattel, Inc. Personal Investment Plan, First Amendment to the January 1, 2006 Restatement	10-K	001-05647	10.48	February 26, 2009

10.46	*	Mattel, Inc. Hourly Personal Investment Plan, as amended and restated effective January 1, 2006 (the “HPIP”)

10.47	*	HPIP First Amendment to the January 1, 2006 Restatement

10.48	*	HPIP Remedial Amendment to the January 1, 2006 Restatement

10.49	*	HPIP Second Amendment to the January 1, 2006 Restatement

10.50	*	HPIP Third Amendment to the January 1, 2006 Restatement

10.51		Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the “1996 Plan”)	10-K	001-05647	10.58	March 28, 2002

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.52	Amendment to the 1996 Plan	S-8	333-75145	4.2	March 26, 1999

10.53	Amendment No. 2 to the 1996 Plan	10-K	001-05647	10.42	March 10, 2000

10.54	Amendment No. 3 to the 1996 Plan	10-Q	001-05647	99.1	May 3, 2000

10.55	Amendment No. 4 to the 1996 Plan	10-K	001-05647	10.68	March 28, 2001

10.56	Amendment No. 5 to the 1996 Plan	10-Q	001-05647	99.1	October 26, 2001

10.57	Amendment to the 1996 Plan	10-K	001-05647	10.64	March 28, 2002

10.58	Amendment No. 6 to the 1996 Plan	10-Q	001-05647	99.0	August 9, 2002

10.59	Amendment No. 7 to the 1996 Plan	10-Q	001-05647	99.0	November 12, 2002

10.60	Form of Option Grant Agreement for Outside Directors (Initial Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.1	August 14, 2003

10.61	Form of Option Grant Agreement for Outside Directors (Annual Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.2	August 14, 2003

10.62	Form of Option Grant Agreement (Three Year Vesting) under the 1996 Plan, as amended	10-Q	001-05647	99.3	August 14, 2003

10.63	Mattel, Inc. 1997 Premium Price Stock Option Plan (the “1997 Plan”)	DEF 14A	001-05647	A	March 26, 1998

10.64	First Amendment to the 1997 Plan	10-Q	001-05647	10.00	July 21, 1998

10.65	Second Amendment to the 1997 Plan	10-K	001-05647	10.26	March 31, 1999

10.66	Amendment No. 3 to the 1997 Plan	10-K	001-05647	10.48	March 10, 2000

10.67	Amendment No. 4 to the 1997 Plan	10-K	001-05647	10.75	March 28, 2001

10.68	Amendment No. 5 to the 1997 Plan	10-Q	001-05647	99.1	August 9, 2002

10.69	Form of Option and TLSAR Agreement under the 1997 Plan (25% Premium Grant), as amended	10-Q	001-05647	10.1	July 21, 1998

10.70	Form of Option and TLSAR Agreement under the 1997 Plan (33 1/ 3% Premium Grant), as amended	10-Q	001-05647	10.2	July 21, 1998

10.71	Mattel 1999 Stock Option Plan (the “1999 Plan”)	10-K	001-05647	10.51	March 10, 2000

10.72	Amendment No. 1 to the 1999 Plan	10-Q	001-05647	99.2	May 3, 2000

10.73	Amendment No. 2 to the 1999 Plan	10-K	001-05647	10.80	March 28, 2001

10.74	Amendment No. 3 to the 1999 Plan	10-Q	001-05647	99.2	August 9, 2002

10.75	Form of Option Grant Agreement (Three Year Vesting) under the 1999 Plan, as amended	10-K	001-05647	10.77	March 12, 2004

10.76	Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”)	DEF 14A	001-05647	Appendix C	April 13, 2005

10.77	Amendment No. 1 to the 2005 Plan	10-K	001-05647	10.76	February 26, 2009

10.78	Amendment No. 2 to the 2005 Plan	10-Q	001-05647	10.1	April 29, 2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.79	Form of Grant Agreement as of August 1, 2005 for grants to employees of Non-Qualified Stock Options (“NQSOs”) under the 2005 Plan	8-K	001-05647	99.1	August 5, 2005

10.80	Form of Grant Agreement as of August 1, 2006 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	August 4, 2006

10.81	Form of Grant Agreement as of May 17, 2007 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	May 18, 2007

10.82	Form of Grant Agreement as of May 17, 2007 for grants to employees of RSUs under the 2005 Plan	8-K	001-05647	99.1	May 18, 2007

10.83	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the Mattel, Inc. 2005 Equity Compensation Plan – for Messrs. Eckert, Debrowski, Farr, Friedman, and certain other LTIP award recipients with employment agreements	10-Q	001-05647	10.1	April 25, 2008

10.84	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the Mattel, Inc. 2005 Equity Compensation Plan – for Mr. Stockton and other LTIP award recipients	10-Q	001-05647	10.2	April 25, 2008

10.85	Form of Grant Agreement for August 1, 2005 grant to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 5, 2005

10.86	Form of Grant Agreement for August 1, 2006 and August 1, 2007 grants to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.1	August 4, 2006

10.87	Form of Grant Agreement for August 1, 2007 grant to Robert A. Eckert of RSUs under the 2005 Plan	8-K	001-05647	99.5	May 18, 2007

10.88	Form of Grant Agreement for August 1, 2005 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.4	August 5, 2005

10.89	Form of Grant Agreement for August 1, 2006 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 4, 2006

10.90	Form of Grant Agreement for August 1, 2007 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.4	May 18, 2007

10.91	Form of Grant Agreement for August 1, 2005 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.5	August 5, 2005

10.92	Form of Grant Agreement for August 1, 2006 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	August 4, 2006

10.93	Form of Grant Agreement for August 1, 2007 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	May 18, 2007

10.94	Form of Grant Agreement for August 1, 2005 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.6	August 5, 2005

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.95		Form of Grant Agreement for August 1, 2006 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.4	August 4, 2006

10.96		Form of Grant Agreement for August 1, 2007 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.2	May 18, 2007

10.97		Form of Grant Agreement as of March 16, 2006 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.1	March 17, 2006

10.98		Form of Grant Agreement as of May 17, 2007 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.6	May 18, 2007

10.99		Form of Grant Agreement as of May 17, 2007 for Initial Grant to Outside Director of RSUs under the 2005 Plan	8-K	001-05647	99.7	May 18, 2007

10.100		Form of Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	10-Q	001-05647	99.0	August 3, 2005

10.101		Form of Grant Agreement for May 11, 2006 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.1	May 12, 2006

10.102		Form of Grant Agreement for May 18, 2007 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.8	May 18, 2007

10.103		Form of Grant Agreement for May 18, 2007 Annual Grants to Outside Directors of RSUs under the 2005 Plan	8-K	001-05647	99.9	May 18, 2007

10.104		Form of Grant Agreement for May 13, 2009 Annual Grants to Outside Directors of RSUs under the 2005 Plan	10-Q	001-05647	10.2	April 29, 2009

10.105		Form of Grant Agreement for Special Retention Award of RSUs under the 2005 Plan	10-Q	001-05647	10.1	October 28, 2009

10.106		Mattel, Inc. Key Executive Life Insurance Plan (for Robert A. Eckert)	10-K	001-05647	10.109	February 26, 2007

10.107	*	Mattel, Inc. Summary of Compensation of the Non-Employee Members of the Board of Directors

11.0	*	Computation of Income per Common and Potential Common Share

12.0	*	Computation of Earnings to Fixed Charges

21.0	*	Subsidiaries of the Registrant as of December 31, 2009

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
23.0	*	Consent of Independent Registered Public Accounting Firm

24.0	*	Power of Attorney (on page 113 of Form 10-K)

31.0	*	Certification of Principal Executive Officer dated February 24, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	*	Certification of Principal Financial Officer dated February 24, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	**	Certification of Principal Executive Officer and Principal Financial Officer dated February 24, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.0	**	The following materials from Mattel, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

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

Date: February 24, 2010

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

Signature	Title	Date

/s/ ROBERT A. ECKERT Robert A. Eckert	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 24, 2010

/s/ KEVIN M. FARR Kevin M. Farr	Chief Financial Officer (principal financial officer)	February 24, 2010

/s/ H. SCOTT TOPHAM H. Scott Topham	Senior Vice President and Corporate Controller (principal accounting officer)	February 24, 2010

/s/ MICHAEL J. DOLAN Michael J. Dolan	Director	February 24, 2010

/s/ DR. FRANCES D. FERGUSSON Dr. Frances D. Fergusson	Director	February 24, 2010

Signature	Title	Date

/s/ TULLY M. FRIEDMAN Tully M. Friedman	Director	February 24, 2010

/s/ DOMINIC NG Dominic Ng	Director	February 24, 2010

/s/ VASANT M. PRABHU Vasant M. Prabhu	Director	February 24, 2010

/s/ ANDREA L. RICH Andrea L. Rich	Director	February 24, 2010

/s/ RONALD L. SARGENT Ronald L. Sargent	Director	February 24, 2010

/s/ DEAN A. SCARBOROUGH Dean A. Scarborough	Director	February 24, 2010

/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Director	February 24, 2010

/s/ G. CRAIG SULLIVAN G. Craig Sullivan	Director	February 24, 2010

/s/ KATHY BRITTAIN WHITE Kathy Brittain White	Director	February 24, 2010

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations	Net Deductions		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2009	$25,894	$21,483	$(22,847	)(a)	$24,530
Year ended December 31, 2008	21,464	19,680	(15,250	)(a)	25,894
Year ended December 31, 2007	19,402	6,203	(4,141	)(a)	21,464

Allowance for Inventory Obsolescence:
Year ended December 31, 2009	$59,124	$22,579	$(40,887	)(b)	$40,816
Year ended December 31, 2008	51,701	52,512	(45,089	)(b)	59,124
Year ended December 31, 2007	43,263	35,327	(26,889	)(b)	51,701

Income Tax Valuation Allowances:
Year ended December 31, 2009	$150,963	$280	$(39,195	)(c)	$112,048
Year ended December 31, 2008	164,553	848	(14,438	)(c)	150,963
Year ended December 31, 2007	185,459	11,815	(32,721	)(c)	164,553

(a)	Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.
(b)	Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw materials, write-downs and currency translation adjustments.
(c)	Primarily represents expiration of foreign tax credits and the utilization and write-offs of loss carryforwards.