Form 10-Q
period 2010-03-31
MATTEL INC /DE/
filed 2010-04-28
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 26, 2010:

364,739,969 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009	December 31, 2009
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$871,891	$404,872	$1,116,997
Accounts receivable, net	661,881	565,314	749,335
Inventories	429,638	487,886	355,663
Prepaid expenses and other current assets	337,905	375,561	332,624

Total current assets	2,301,315	1,833,633	2,554,619

Noncurrent Assets
Property, plant, and equipment, net	492,221	516,424	504,808
Goodwill	820,557	812,233	828,468
Other noncurrent assets	889,123	943,659	892,660

Total Assets	$4,503,216	$4,105,949	$4,780,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$1,950
Current portion of long-term debt	50,000	150,000	50,000
Accounts payable	246,276	198,584	350,675
Accrued liabilities	412,321	401,545	617,881
Income taxes payable	14,713	20,838	40,368

Total current liabilities	723,310	770,967	1,060,874

Noncurrent Liabilities
Long-term debt	700,000	750,000	700,000
Other noncurrent liabilities	484,284	538,939	488,692

Total noncurrent liabilities	1,184,284	1,288,939	1,188,692

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,683,718	1,650,966	1,684,694
Treasury stock at cost; 76.8 million shares, 82.9 million shares, and 79.5 million shares, respectively	(1,502,202)	(1,620,062)	(1,555,046)
Retained earnings	2,364,509	2,034,654	2,339,506
Accumulated other comprehensive loss	(391,772)	(460,884)	(379,534)

Total stockholders’ equity	2,595,622	2,046,043	2,530,989

Total Liabilities and Stockholders’ Equity	$4,503,216	$4,105,949	$4,780,555

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited; in thousands, except per share amounts)
Net Sales	$880,082	$785,646
Cost of sales	448,230	439,774

Gross Profit	431,852	345,872
Advertising and promotion expenses	94,169	84,064
Other selling and administrative expenses	292,456	317,017

Operating Income (Loss)	45,227	(55,209)
Interest expense	13,623	15,917
Interest (income)	(2,452)	(3,478)
Other non-operating expense (income), net	774	(2,198)

Income (Loss) Before Income Taxes	33,282	(65,450)
Provision (benefit) for income taxes	8,440	(14,464)

Net Income (Loss)	$24,842	$(50,986)

Net Income (Loss) Per Common Share—Basic	$0.07	$(0.14)

Weighted average number of common shares	363,231	358,891

Net Income (Loss) Per Common Share—Diluted	$0.07	$(0.14)

Weighted average number of common and potential common shares	366,144	358,891

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$24,842	$(50,986)
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	36,670	38,388
Amortization	3,891	5,977
Deferred income taxes	(4,988)	(8,169)
Share-based compensation	12,829	9,438
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	75,459	291,386
Inventories	(76,710)	(4,539)
Prepaid expenses and other current assets	2,368	(27,528)
Accounts payable, accrued liabilities, and income taxes payable	(333,188)	(477,021)
Other, net	14,220	8,247

Net cash flows used for operating activities	(244,607)	(214,807)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(17,843)	(9,366)
Purchases of other property, plant, and equipment	(6,322)	(10,766)
Proceeds from sale of investments	—	55,400
Proceeds from sale of other property, plant, and equipment	251	135
Payments for foreign currency forward exchange contracts	(11,133)	(12,112)

Net cash flows (used for) provided by investing activities	(35,047)	23,291

Cash Flows From Financing Activities:
Payment for short-term borrowings	(1,950)	—
Payment of credit facility renewal costs	—	(10,208)
Proceeds from exercise of stock options	31,486	206
Other, net	4,261	499

Net cash flows provided by (used for) financing activities	33,797	(9,503)

Effect of Currency Exchange Rate Changes on Cash	751	(11,803)

Decrease in Cash and Equivalents	(245,106)	(212,822)
Cash and Equivalents at Beginning of Period	1,116,997	617,694

Cash and Equivalents at End of Period	$871,891	$404,872

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

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2009 Annual Report on Form 10-K.

2.	Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts of $20.5 million, $23.2 million, and $24.5 million as of March 31, 2010, March 31, 2009, and December 31, 2009, respectively.

3.	Inventories

Inventories include the following:

	March 31, 2010	March 31, 2009	December 31, 2009
	(In thousands)
Raw materials and work in process	$65,295	$63,996	$47,991
Finished goods	364,343	423,890	307,672

	$429,638	$487,886	$355,663

4.	Property, Plant, and Equipment

Property, plant, and equipment, net include the following:

	March 31, 2010	March 31, 2009	December 31, 2009
	(In thousands)
Land	$26,646	$26,694	$26,664
Buildings	243,425	237,040	242,360
Machinery and equipment	777,828	754,302	775,129
Tools, dies, and molds	581,946	553,565	577,418
Capital leases	23,271	23,271	23,271
Leasehold improvements	180,673	168,272	178,218

	1,833,789	1,763,144	1,823,060
Less: accumulated depreciation	(1,341,568)	(1,246,720)	(1,318,252)

	$492,221	$516,424	$504,808

5.	Goodwill

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

The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2010 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact for the US reporting units.

	December 31, 2009	Impact of Currency Exchange Rate Changes	March 31, 2010
	(In thousands)
Mattel Girls Brands US	$32,082	$(1,787)	$30,295
Mattel Boys Brands US	130,737	(139)	130,598
Fisher-Price Brands US	216,080	(352)	215,728
American Girl Brands	207,571	—	207,571
International	241,998	(5,633)	236,365

	$828,468	$(7,911)	$820,557

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	March 31, 2010	March 31, 2009	December 31, 2009
	(In thousands)
Deferred income taxes	$485,809	$533,807	$481,240
Nonamortizable identifiable intangibles	122,223	128,382	122,223
Identifiable intangibles (net of amortization of $72.0 million, $63.2 million, and $69.5 million, respectively)	90,997	102,355	93,546
Other	190,094	179,115	195,651

	$889,123	$943,659	$892,660

7.	Accrued Liabilities

Accrued liabilities include the following:

	March 31, 2010	March 31, 2009	December 31, 2009
	(In thousands)
Advertising and promotion	$42,396	$32,612	$47,913
Royalties	40,307	35,781	73,467
Taxes other than income taxes	35,547	9,482	70,817
Derivatives payable	8,389	21,797	21,032
Other	285,682	301,873	404,652

	$412,321	$401,545	$617,881

8.	Product Recalls

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

Following the announcement of the 2007 Product Recalls, a number of lawsuits were filed against Mattel with respect to the recalled products, which are more fully described in Note 14 to the Consolidated Financial Statements in Mattel’s 2009 Annual Report on Form 10-K and Note 23, “Contingencies,” of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2009, Mattel recorded charges of $20.9 million to reserve for the settlement of a portion of the above-described product liability related litigation. During the three months ended March 31, 2010, based on actual experience to date under the settlement program related to the above-described product liability related litigation, Mattel reduced its estimate of these settlement costs, which had the effect of reducing other selling and administrative expenses by $7.5 million.

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

In connection with the Global Cost Leadership program, Mattel recorded severance and other termination-related charges of $2.3 million and $4.7 million during the three months ended March 31, 2010 and 2009, respectively, which are included in other selling and administrative expenses.

The following table summarizes Mattel’s severance and other termination costs activity for the three months ended March 31, 2010 and 2009 (in thousands):

	Reserves at December 31, 2009	Additional Expenses Incurred	Payments	Reserves at March 31, 2010
Severance	$18,783	$1,982	$(5,981)	$14,784
Other termination costs	225	334	(34)	525

	$19,008	$2,316	$(6,015)	$15,309

	Reserves at December 31, 2008	Additional Expenses Incurred	Payments	Reserves at March 31, 2009
Severance	$17,115	$4,686	$(9,760)	$12,041
Other termination costs	881	13	(54)	840

	$17,996	$4,699	$(9,814)	$12,881

10.	Long-term Debt

Long-term debt includes the following:

	March 31, 2010	March 31, 2009	December 31, 2009
	(In thousands)
Medium-term notes due May 2010 to November 2013	$200,000	$250,000	$200,000
2006 Senior Notes due June 2011	200,000	300,000	200,000
2008 Senior Notes due March 2013	350,000	350,000	350,000

	750,000	900,000	750,000
Less: current portion	(50,000)	(150,000)	(50,000)

	$700,000	$750,000	$700,000

In June 2009, Mattel repaid $100.0 million of the 2006 unsecured floating rate senior notes (“Floating Rate Senior Notes”) in connection with their scheduled maturity. Additionally, in April and November 2009, Mattel repaid $50.0 million of its Medium-term notes in connection with their scheduled maturity.

11.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	March 31, 2010	March 31, 2009	December 31, 2009
	(In thousands)
Benefit plan liabilities	$250,548	$283,844	$255,234
Noncurrent tax liabilities	108,372	132,667	108,600
Other	125,364	122,428	124,858

	$484,284	$538,939	$488,692

12.	Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(In thousands)
Net income (loss)	$24,842	$(50,986)
Currency translation adjustments	(29,076)	(39,125)
Defined benefit pension plans, net prior service cost and net actuarial loss (gain)	2,341	(5,985)
Net unrealized gains on derivative instruments:
Unrealized holding gains	11,739	16,522
Reclassification adjustment for realized losses (gains) included in net income (loss)	2,758	(1,661)

	14,497	14,861

	$12,604	$(81,235)

The components of accumulated other comprehensive loss are as follows:

	March 31, 2010	March 31, 2009	December 31, 2009
	(In thousands)
Currency translation adjustments	$(251,717)	$(313,976)	$(222,641)
Defined benefit pension and other postretirement plans, net of tax	(139,676)	(166,698)	(142,017)
Net unrealized (loss) gain on derivative instruments, net of tax	(379)	19,790	(14,876)

	$(391,772)	$(460,884)	$(379,534)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. For the three months ended March 31, 2010, currency translation adjustments resulted in a net loss of $29.1 million, with losses primarily from the weakening of the Euro and British pound sterling, partially offset by the strengthening of the Mexico peso against the US dollar. For the three months ended March 31, 2009, currency translation adjustments resulted in a net loss of $39.1 million, with losses primarily from the weakening of the Euro, British pound sterling, and Mexico peso against the US dollar.

13.	Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of March 31, 2010, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.12 billion.

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

The following table presents Mattel’s derivative assets and liabilities (in thousands):

	Asset Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2010	March 31, 2009	December 31, 2009
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$12,188	$28,214	$7,008
Foreign currency forward exchange contracts	Other noncurrent assets	83	2,380	962

Total derivatives designated as hedging instruments		$12,271	$30,594	$7,970

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$2,590	$—	$2,222

Total		$14,861	$30,594	$10,192

	Liability Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2010	March 31, 2009	December 31, 2009
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$8,389	$10,126	$21,032
Foreign currency forward exchange contracts	Other noncurrent liabilities	—	214	19
Interest rate swaps	Accrued liabilities	—	2,495	—

Total derivatives designated as hedging instruments		$8,389	$12,835	$21,051

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$—	$9,176	$—

Total		$8,389	$22,011	$21,051

The following tables present the location and amount of gains and losses, net of taxes, from derivatives reported in the consolidated statements of operations (in thousands):

	For the Three Months Ended March 31, 2010		For the Three Months Ended March 31, 2009		Statements of Operations Location
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$11,739	$(2,758)	$16,871	$1,661	Cost of sales
Interest rate swaps	—	—	(349)	—	Interest Expense

Total	$11,739	$(2,758)	$16,522	$1,661

The net loss of $2.8 million and net gain of $1.7 million reclassified from accumulated OCI to the statements of operations for the three months ended March 31, 2010 and 2009, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Location
	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(12,397)	$(22,060)	Non-operating income/expense
Foreign currency forward exchange contracts	1,632	—	Cost of sales

Total	$(10,765)	$(22,060)

The net loss of $10.8 million and $22.1 million recognized in the statements of operations for the three months ended March 31, 2010 and 2009, respectively, are offset by foreign currency transaction gains on the related hedged balances.

14.	Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

Mattel does not have any significant financial assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of March 31, 2010, March 31, 2009, or December 31, 2009. Mattel’s financial assets and liabilities measured using Level 2 inputs include the following:

	March 31, 2010	March 31, 2009	December 31, 2009
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$14,861	$30,594	$10,192

Liabilities:
Foreign currency forward exchange contracts (a)	$8,389	$19,516	$21,051
Interest rate swaps (b)	—	2,495	—

Total liabilities	$8,389	$22,011	$21,051

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	The fair value of the interest rate swaps was based on dealer quotes using cash flows discounted at relevant market interest rates.

15.	Fair Value of Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion is $799.7 million (compared to a carrying amount of $750.0 million) as of March 31, 2010 and $794.7 million (compared to a carrying amount of $750.0 million) as of December 31, 2009. The estimated fair value has been calculated based on broker quotes or rates for the same or similar instruments.

The fair value related disclosures for Mattel’s derivative financial instruments are included in Note 13, “Derivative Instruments”, and Note 14, “Fair Value Measurements”.

16.	Earnings Per Share

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands, except per share amounts)
BASIC
Net income (loss)	$24,842	$(50,986)
Less net income allocable to participating RSUs	(295)	—

Net income (loss) available for basic common shares	$24,547	$(50,986)

Weighted average common shares outstanding	363,231	358,891

Basic net income (loss) per common share	$0.07	$(0.14)

DILUTED
Net income (loss)	$24,842	$(50,986)
Less net income allocable to participating RSUs	(293)	—

Net income (loss) available for diluted common shares	$24,549	$(50,986)

Weighted average common shares outstanding	363,231	358,891
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	2,913	—

Weighted average number of common and potential common shares	366,144	358,891

Diluted net income (loss) per common share	$0.07	$(0.14)

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 1.8 million shares were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2010 because they were antidilutive. All potential common shares were excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2009 because they were antidilutive due to Mattel’s net loss position.

17.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 7 to the Consolidated Financial Statements in its 2009 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(In thousands)
Service cost	$3,317	$3,382
Interest cost	8,155	7,500
Expected return on plan assets	(7,239)	(7,348)
Amortization of prior service cost	438	385
Recognized actuarial loss	3,668	3,025

	$8,339	$6,944

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(In thousands)
Service cost	$22	$26
Interest cost	627	664
Recognized actuarial loss	149	177

	$798	$867

During the three months ended March 31, 2010, Mattel made cash contributions totaling approximately $5 million and $1 million to its defined benefit pension and postretirement benefit plans, respectively.

18.	Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in Note 10 to the Consolidated Financial Statements in its 2009 Annual Report on Form 10-K. Under the Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”), Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options expire no later than ten years from the date of grant and both stock options and RSUs generally provide for vesting over a period of three years from the date of grant. Such stock options under the 2005 Plan were granted with exercise prices at or above the fair market value of Mattel’s common stock on the applicable measurement dates.

Compensation expense, included within other selling and administrative expenses, related to stock options and RSUs is as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(In thousands)
Stock option compensation expense	$2,684	$2,462
RSU compensation expense	10,145	6,976

	$12,829	$9,438

During the three months ended March 31, 2010 and 2009, Mattel recognized compensation expense of $1.7 million and $0.5 million, respectively, which is included in the RSU compensation expense amounts noted above, for performance RSUs granted in connection with its January 1, 2008 – December 31, 2010 Long Term Incentive Plan, which is more fully described in Note 10 to the Consolidated Financial Statements in its 2009 Annual Report on Form 10-K.

As of March 31, 2010, total unrecognized compensation cost related to unvested share-based payments totaled $67.4 million and is expected to be recognized over a weighted-average period of 1.7 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the three months ended March 31, 2010 and 2009 was $31.5 million and $0.2 million, respectively.

19.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(In thousands)
Design and development	$41,395	$40,120
Identifiable intangible asset amortization	2,552	2,724

20.	Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in non-operating (income) expense in the consolidated statements of operations. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, and Mexican peso are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(In thousands)
Operating income (loss)	$9,865	$14,394
Other non-operating expense (income), net	(2,032)	2,378

Net transaction gains	$7,833	$16,772

21.	Venezuelan Operations

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

At December 31, 2009, Mattel changed the rate it used to translate its Venezuelan subsidiary’s transactions and balances from the official exchange rate to the parallel exchange rate, which was quoted at 5.97 Venezuelan bolivar fuertes to the US dollar on December 31, 2009. The resulting foreign currency translation adjustment of approximately $15 million increased accumulated other comprehensive loss within stockholders’ equity as of December 31, 2009. Mattel’s considerations for changing the rate included indications that the Venezuelan government is not likely to continue to provide substantial currency exchange at the official rate for companies importing discretionary products, such as toys, difficulties in obtaining approval for the conversion of local currency to US dollars at the official exchange rate (for imported products and dividends), delays in previously obtained approvals being honored by CADIVI, and Mattel’s 2009 repatriation of dividends from its Venezuelan subsidiary at the parallel exchange rate.

Effective January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela, using a blend of the Consumer Price Index associated with the city of Caracas and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela), exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary uses the US dollar as its functional currency. As a result of the change to a US dollar functional currency, monetary assets and liabilities denominated in bolivar fuertes generate income or expense for changes in value associated with parallel exchange rate fluctuations against the US dollar. Mattel’s Venezuelan subsidiary had approximately $17 million of net monetary assets denominated in bolivar fuertes as of March 31, 2010. For every $10 million of net monetary assets denominated in bolivar fuertes, a 1% increase/(decrease) in the parallel exchange rate would decrease/(increase) Mattel’s pre-tax income by approximately $100 thousand. While Mattel’s level of net monetary assets denominated in bolivar fuertes will vary from one period to another based on operating cycles and seasonality, Mattel does not expect the remeasurement adjustments to be material to Mattel’s consolidated financial statements. During the three months ended March, 31, 2010, Mattel’s Venezuelan subsidiary generated less than 1% of Mattel’s consolidated net sales.

On January 11, 2010, the Venezuelan government devalued the Venezuelan bolivar fuerte and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 bolivar fuerte per US dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with Mattel’s products falling into the non-essential category. The devaluation is not expected to materially impact Mattel’s 2010 consolidated financial statements, and had no impact on Mattel’s consolidated financial statements during the three months ended March 31, 2010. For any US dollars that Mattel obtains at the official rate to pay for the purchase of imported goods, the benefits associated with the favorable exchange rate, as compared to the parallel rate, will be reflected within cost of sales.

22.	Income Taxes

Mattel’s provision for income taxes was $8.4 million for the three months ended March 31, 2010, as compared to an income tax benefit of $14.5 million for the three months ended March 31, 2009. Mattel recognized discrete tax expense of $0.3 million during the three months ended March 31, 2010, primarily related to reassessments of prior years’ tax exposure based on the status of current audits in various jurisdictions, settlements, and enacted tax law changes. There were no discrete tax items recognized during the three months ended March 31, 2009.

During the three months ended March 31, 2010, Mattel reached a resolution with the Internal Revenue Service (“IRS”) regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s first quarter 2010 consolidated financial statements.

23.	Contingencies

With regards to the claims against Mattel described below, Mattel intends to defend itself vigorously. Except as more fully described in “Note 8 to the Consolidated Financial Statements—Product Recalls,” management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of March 31, 2010. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

In February 2007, the Court decided that the consolidated cases would be tried in two phases, with the first trial to determine claims and defenses related to Mattel’s ownership of Bratz works and whether MGA infringed those works. The second trial, which has not yet been scheduled, will consider both Mattel’s separate claims for misappropriation of trade secrets and violations of the RICO statute, among other things, and MGA’s various claims for unfair competition. In 2009, Mattel filed a Third Amended Answer and Counterclaims in the litigation in connection with the claims to be tried as part of the second phase, and Mattel filed a Fourth Amended Answer and Counterclaims in April 2010. The Fourth Amended Answer and Counterclaims, in addition to amending and supplementing the claims to be tried as part of the second phase, added as party defendants entities alleged to have joined in the RICO conspiracy at issue in phase two.

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

On October 13, 2009, plaintiffs and Mattel filed a joint motion with the Court seeking preliminary approval of a class action settlement of the MDL proceeding, which the Court granted on October 23, 2009. Pursuant to the Court’s order of preliminary approval, the parties have implemented the settlement. Under the settlement, Mattel agreed, among other things, to provide various categories of economic relief for members of the settlement class, maintain a quality assurance system, make a charitable contribution to fund child safety programs, and not object to plaintiffs’ counsel’s application to the Court for attorneys’ fees and expenses up to a specified amount. On March 15, 2010, the Court held a hearing on the parties’ motion for final approval of the class action settlement. The Court subsequently entered a final judgment certifying the settlement class and approving all aspects of the class action settlement except plaintiffs’ counsel’s application to the Court for attorneys’ fees and expenses. The Court took plaintiff’s counsel’s application under advisement and has not yet ruled on it. Two objectors to the settlement have filed appeals from the final judgment.

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

On February 3, 2010, the plaintiff in the Saskatchewan action (Sharp) served a notice of motion seeking certification of the action as a class action. That motion for certification is scheduled to be heard before the Saskatchewan court on September 20, 2010. Certification has not yet been sought in any of the other actions in Canada.

After the discontinuance of his class action suit, Mr. Fortier filed an individual action in Quebec (Fortier v. Mattel Canada, Inc., filed on November 22, 2007). In his individual action, Mr. Fortier initially alleged that he purchased recalled toys and, as a result, suffered damages, including consequential and incidental damages such as worry, concern, and costs of the products and replacement products, medicines, diagnosis, and treatment. Although Mr. Fortier subsequently amended his complaint to eliminate claims for physical injury, he has recently sought to have those claims reinstated. Mr. Fortier alleges damages of Canadian dollar $5 million. Mattel moved to stay Mr. Fortier’s individual action pending resolution of the request to proceed as a class action filed in the El-Mousfi action also pending in Quebec, and that motion to stay was denied. In December 2009, the Quebec court granted plaintiff’s request in the El-Mousfi action to discontinue that proceeding.

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

Since August 20, 2007, the Department of Consumer Protection and Defense (“DPDC”), the Consumer Protection Office (“PROCON”) of São Paulo, Mato Grosso and Rio de Janeiro, and public prosecutors from the States of Pernambuco, Rio Grande do Norte, and Rio de Janeiro have brought eight administrative proceedings against Mattel do Brasil, alleging that the company offered products whose risks to consumers’ health and safety should have been known by Mattel. The proceedings have been filed with the following administrative courts: (a) DPDC (DPDC v. Mattel do Brasil Ltda., filed on August 20, 2007, and DPDC v. Mattel do Brasil Ltda., filed on September 14, 2007); (b) PROCON (PROCON/MT v. Mattel do Brasil, filed on August 29, 2007, PROCON/SP v. Mattel do Brasil, filed on September 4, 2007, and PROCON/RJ v. Mattel do Brasil, filed on August 27, 2007); and (c) the Public Prosecutor’s Office (MP/RJ v. Mattel do Brasil, filed on September 27, 2007, MP/PE v. Mattel do Brasil, filed on September 28, 2007, and MP/RN v. Mattel do Brasil, filed on October 10, 2007). The administrative proceedings generally state claims based on the alleged negligence of Mattel do Brasil regarding recalled products. The PROCON/MT has been dismissed. In the MP/PE and MP/RJ cases, the prosecution’ recommended to dismiss the cases against Mattel do Brasil due to the lack of grounds to sustain negligent behavior. Such recommendation is subject to approval within the Public Prosecutor’s offices in Brazil. In the DPDC cases, Mattel do Brasil submitted its final motion on March 23, 2010; the cases are still under review with the DPDC. In the PROCON/SP proceeding, plaintiff estimated a fine equivalent to approximately $400,000. None of the other administrative proceedings listed above specify the amount of the penalties that could be applied if the claims against Mattel do Brasil are successful. On December 21, 2007, PROCON/SP rendered a decision and decided to impose a fine on Mattel do Brasil in the approximate amount of $200,000. On January 9, 2008, Mattel do Brasil filed an administrative appeal regarding the decision of December 21, 2007. On January 29, 2009, the administrative appeal was not granted and as a consequence Mattel do Brasil decided to pursue further adjudication of this matter in the Brazilian courts.

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

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. Mattel’s domestic operating segments include:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics®, and High School Musical® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, Battle Force 5™, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS™, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, and Batman® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Sesame Street® , Dora the Explorer®, Go Diego Go!®, Thomas and Friends®, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels® .

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

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$259,306	$220,933
Fisher-Price Brands US	183,249	170,272
American Girl Brands	70,206	66,430

Total Domestic	512,761	457,635
International	447,513	399,504

Gross sales	960,274	857,139
Sales adjustments	(80,192)	(71,493)

	$880,082	$785,646

Segment Income (Loss)
Domestic:
Mattel Girls & Boys Brands US	$40,854	$14,086
Fisher-Price Brands US	12,292	(4,016)
American Girl Brands	3,000	(2,753)

Total Domestic	56,146	7,317
International	39,901	9,298

	96,047	16,615
Corporate and other expense (a)	(50,820)	(71,824)

Operating income (loss)	45,227	(55,209)
Interest expense	13,623	15,917
Interest (income)	(2,452)	(3,478)
Other non-operating expense (income), net	774	(2,198)

Income (loss) before income taxes	$33,282	$(65,450)

(a)	Corporate and other expense includes (i) share-based compensation expense of $12.8 million and $9.4 million for the three months ended March 31, 2010 and 2009, respectively, (ii) $20.9 million legal settlement reserve for product liability related litigation for the three months ended March 31, 2009, and $7.5 million reduction to the legal settlement reserve for the three months ended March 31, 2010, (iii) legal fees associated with the product recall-related litigation, and (iv) legal fees associated with MGA litigation matters.

	March 31, 2010	March 31, 2009	December 31, 2009
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$226,109	$159,727	$178,822
Fisher-Price Brands US	202,263	172,156	145,771
American Girl Brands	60,533	70,198	59,466

Total Domestic	488,905	402,081	384,059
International	546,067	579,288	681,868

	1,034,972	981,369	1,065,927
Corporate and other	56,547	71,831	39,071

Accounts receivable and inventories, net	$1,091,519	$1,053,200	$1,104,998

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$573,112	$504,024
Fisher-Price Brands	316,193	283,735
American Girl Brands	70,206	66,430
Other	763	2,950

Gross sales	960,274	857,139
Sales adjustments	(80,192)	(71,493)

Net sales	$880,082	$785,646

25.	New Accounting Pronouncements

Effective January 1, 2010, Mattel adopted Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets. This pronouncement improves the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This pronouncement also eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The adoption of this pronouncement did not impact Mattel’s financial position or results of operations as of or for the three months ended March 31, 2010. Additionally, based on Mattel’s current arrangements for selling accounts receivable, Mattel does not expect the adoption to have an impact on the amounts reported in the financial statements in future periods.

Effective January 1, 2010, Mattel adopted ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This pronouncement requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The adoption of this pronouncement did not impact Mattel’s financial position or results of operations as of or for the three months ended March 31, 2010. Additionally, Mattel does not expect the adoption to have an impact on the amounts reported in the financial statements in future periods.

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

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Mattel is including this cautionary statement to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. These forward-looking statements are all based on currently available operating, financial, economic and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties detailed in Item 1A. “Risk Factors” in Mattel’s 2009 Annual Report on Form 10-K.

Overview

Mattel designs, manufactures, and markets a broad variety of toy products worldwide, which are sold to its customers and directly to consumers. Mattel’s business is dependent in great part on its ability each year to redesign, restyle, and extend existing core products and product lines, to design and develop innovative new products and product lines, and to successfully market those products and product lines. Mattel plans to continue to focus on its portfolio of traditional brands that have historically had worldwide appeal, to create new brands utilizing its knowledge of children’s play patterns, and to target customer and consumer preferences around the world.

Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics®, and High School Musical® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, Battle Force 5™, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS™, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, and Batman® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Sesame Street® , Dora the Explorer®, Go Diego Go! ®, Thomas and Friends®, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

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

First Quarter 2010 Overview

Mattel’s results for the first quarter of 2010 include a net sales increase of 12%, as compared to the first quarter of 2009, reflecting strong performance domestically and internationally, and continued improvement in its gross margins. Net sales during the first quarter of 2010 benefited from the momentum in 2009 of Mattel’s core brands, with increased sales of Barbie®, Hot Wheels®, Fisher Price®, and American Girl®, and sales of products tied to its new licensed brands, including WWE® Wrestling, Disney/Pixar’s Toy Story®, and HIT Entertainment™’s Thomas and Friends®. Additionally:

•

Gross margin increased from 44.0% in the first quarter of 2009 to 49.1% in 2010, primarily due to lower product costs, cost savings related to Mattel’s Global Cost Leadership program, and price increases.

•

Operating income in the first quarter of 2010 was $45.2 million, as compared to an operating loss of $55.2 million in 2009. The increase in operating income is primarily due to higher sales, gross margin improvement, and lower other selling and administrative expenses, partially offset by higher advertising and promotion expenses.

•

Mattel’s Global Cost Leadership program generated incremental gross cost savings of approximately $17 million during the first quarter of 2010 (or approximately $15 million net of severance charges of $2 million).

Results of Operations

Consolidated Results

Net sales for the first quarter of 2010 were $880.1 million, up 12% as compared to $785.6 million in 2009, including favorable changes in currency exchange rates of 3 percentage points. Net income for the first quarter of 2010 was $24.8 million, or $0.07 per diluted share, as compared to a net loss of $51.0 million, or $0.14 per diluted share, in 2009. Net income for the first quarter of 2010 was positively impacted by higher sales, gross margin improvement, and lower other selling and administrative expenses, partially offset by higher advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the first quarter of 2010 and 2009 (in millions, except percentage and basis point information):

	For the Three Months Ended March 31,				Year/Year Change
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$880.1	100.0%	$785.6	100.0%	12%	—

Gross profit	$431.9	49.1%	$345.9	44.0%	25%	510
Advertising and promotion expenses	94.2	10.7	84.1	10.7	12%	—
Other selling and administrative expenses	292.5	33.2	317.0	40.4	–8%	–720

Operating income (loss)	45.2	5.1	(55.2)	–7.0
Interest expense	13.6	1.5	15.9	2.0	–14%	–50
Interest (income)	(2.5)	–0.3	(3.5)	–0.4	–29%	10
Other non-operating expense (income), net	0.8		(2.1)

Income (loss) before income taxes	$33.3	3.8%	$(65.5)	–8.3%

Sales

Net sales for the first quarter of 2010 were $880.1 million, up 12% as compared to $785.6 million in 2009, including favorable changes in currency exchange rates of 3 percentage points. Gross sales within the US increased 12% in the first quarter of 2010, as compared to 2009, and accounted for 53.4% of consolidated gross sales in the first quarter of 2010 and 2009. Gross sales in international markets increased 12% in the first quarter of 2010, as compared to 2009, including favorable changes in currency exchange rates of 7 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 14% in the first quarter of 2010 to $573.1 million, with favorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 17% and international gross sales increased 11%, with favorable changes in currency exchange rates of 7 percentage points. Worldwide gross sales of Barbie® increased 5%, with favorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Barbie® increased 13% and international gross sales were flat, with favorable changes in currency exchange rates of 5 percentage points. Worldwide gross sales of Other Girls products increased 21%, with favorable changes in currency exchange rates of 6 percentage points, driven primarily by increased sales of Disney Princess™ products, partially offset by decreased sales of High School Musical® products. Worldwide gross sales of Wheels products increased 3%, with favorable changes in currency exchange rates of 3 percentage points, driven primarily by increased sales of Hot Wheels® products, partially offset by declines in sales of other Wheels products not continuing into 2010. Worldwide gross sales of Hot Wheels® increased 9%, with favorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Entertainment products increased 35%, with favorable changes in currency exchange rates of 4 percentage points, driven primarily by the addition of new entertainment properties, including WWE® Wrestling and Toy Story®, as well as increased sales of core games products.

Worldwide gross sales of Fisher-Price Brands increased 11% in the first quarter of 2010 to $316.2 million, with favorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Fisher-Price Brands increased 8% and international gross sales increased 17%, with favorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Core Fisher-Price® increased 5%, with favorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Core Fisher-Price® increased 2% and international gross sales increased 10%, with favorable changes in currency exchange rates of 7 percentage points. Worldwide gross sales of Fisher-Price® Friends increased 44%, with favorable changes in currency exchange rates of 1 percentage point, driven primarily by the addition of products supporting the new Thomas and Friends® property, as well as increased sales of Disney products. Domestic gross sales of Fisher-Price® Friends increased 35% and international gross sales increased 58%, with favorable changes in currency exchange rates of 3 percentage points.

American Girl Brands gross sales increased 6% in the first quarter of 2010 to $70.2 million, reflecting growth across all key channels, primarily due to strong sales of Lanie™, the 2010 Girl of the Year®, as well as a slight benefit from an earlier Easter.

Cost of Sales

Cost of sales as a percentage of net sales was 50.9% in the first quarter of 2010, as compared to 56.0% in 2009. Cost of sales increased by $8.5 million, or 2%, from $439.7 million in the first quarter of 2009 to $448.2 million in 2010, as compared to a 12% increase in net sales. On an overall basis, cost of sales as a percentage of net sales decreased due to lower input costs, as compared to the first quarter of 2009, and cost savings from Mattel’s Global Cost Leadership program. Within cost of sales, product costs decreased by $1.3 million from $355.4 million in the first quarter of 2009 to $354.1 million in 2010; freight and logistics expenses decreased by $2.2 million, or 4%, from $60.6 million in the first quarter of 2009 to $58.4 million in 2010; and royalty expense increased by $12.0 million, or 51%, from $23.7 million in the first quarter of 2009 to $35.7 million in 2010.

Gross Profit

Gross profit as a percentage of net sales was 49.1% in the first quarter of 2010, as compared to 44.0% in 2009. The increase in gross profit as a percentage of net sales was primarily due to lower products costs, cost savings from Mattel’s Global Cost Leadership program, and price increases. Given the current commodity and labor cost environment relative to year ago levels, Mattel expects pressure on input costs in its gross margin beginning in the second half of 2010.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 10.7% of net sales in the first quarter of 2010, as compared to 2009.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $292.5 million, or 33.2% of net sales, in the first quarter of 2010, as compared to $317.0 million, or 40.4% of net sales, in 2009. The decrease is primarily due to lower litigation and legal settlement related costs of approximately $22 million and net cost savings related to Mattel’s Global Cost Leadership program of approximately $3 million.

Non-Operating Income (Expense)

Interest expense decreased from $15.9 million in the first quarter of 2009 to $13.6 million in 2010, due primarily to lower average borrowings. Interest income decreased from $3.5 million in the first quarter of 2009 to $2.5 million in 2010, due to lower average interest rates partially offset by higher average cash balances. Other non-operating expense was $0.8 million in the first quarter of 2010, as compared to other non-operating income of $2.1 million in 2009. The change in other non-operating expense/income primarily relates to foreign currency exchange losses/gains

Provision for Income Taxes

Mattel’s provision for income taxes was $8.4 million in the first quarter of 2010, as compared to an income tax benefit of $14.5 million in 2009. Mattel recognized discrete tax expense of $0.3 million during the first quarter of 2010, primarily related to reassessments of prior years’ tax exposure based on the status of current audits in various jurisdictions, settlements, and enacted tax law changes. There were no discrete tax items recognized during the first quarter of 2009.

During the first quarter of 2010, Mattel reached a resolution with the IRS regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s first quarter 2010 consolidated financial statements.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $259.3 million in the first quarter of 2010, up $38.4 million or 17%, as compared to $220.9 million in 2009. Within this segment, gross sales of Barbie® products increased 13% and gross sales of Other Girls products increased 44%, driven primarily by increased sales of Disney Princess™ products, partially offset by decreased sales of High School Musical® products. Gross sales of Wheels products decreased 1%, driven primarily by decreased sales of other Wheels products not continuing in 2010, partially offset by increased sales of Hot Wheels® products. Gross sales of Entertainment products increased 32%, driven primarily by the addition of new entertainment properties, including WWE® Wrestling, and Toy Story®, as well as increased sales of core games products. Mattel Girls & Boys Brands US segment income increased $26.8 million to $40.9 million in the first quarter of 2010 from $14.1 million in 2009, primarily due to higher sales volume and higher gross margin.

Fisher-Price Brands US gross sales were $183.2 million in the first quarter of 2010, up $13.0 million or 8%, as compared to $170.3 million in 2009. Within this segment, gross sales of Fisher-Price® Friends products increased 35%, driven primarily by the addition of products supporting the new Thomas and Friends® property, and gross sales of Core Fisher-Price® products increased 2%. Fisher-Price Brands US segment income was $12.3 million in the first quarter of 2010, compared to a segment loss of $4.0 million in 2009. The increase in segment income is primarily due to higher gross margin and higher sales volume.

American Girl Brands gross sales were $70.2 million in the first quarter of 2010, as compared to $66.4 million in 2009, reflecting growth across all key channels, primarily due to strong sales of Lanie™, the 2010 Girl of the Year®, as well as a slight benefit from an earlier Easter. American Girl Brands segment income was $3.0 million in the first quarter of 2010, as compared to a segment loss of $2.8 million in 2009. The increase in segment income is primarily due to higher sales volume and higher gross margin.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first quarter of 2010 versus 2009:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	12	7
Europe	9	5
Latin America	10	2
Asia Pacific	32	16
Other	10	13

International gross sales were $447.5 million in the first quarter of 2010, up $48.0 million or 12%, as compared to 2009, including favorable changes in currency exchange rates of 7 percentage points. Gross sales of Mattel Girls & Boys Brands increased 11%, with favorable changes in currency exchange rates of 7 percentage points. Gross sales of Barbie® products were flat, with favorable changes in currency exchange rates of 5 percentage points. Gross sales of Other Girls products increased 6%, with favorable changes in currency exchange rates of 9 percentage points, driven primarily by increased sales of Disney Princess™ products, partially offset by decreased sales of High School Musical® products. Gross sales of Wheels products increased 6%, with favorable changes in currency exchange rates of 6 percentage points, driven primarily by increased sales of Hot Wheels® products, partially offset by decreased sales of other Wheels products not continuing into 2010. Gross sales of Entertainment products increased 38%, with favorable changes in currency exchange rates of 7 percentage points, driven primarily by the addition of new entertainment properties, including WWE® Wrestling and Toy Story®, as well as increased sales of core games products. Gross sales of Fisher-Price Brands increased 17%, with favorable changes in currency exchange rates of 6 percentage points. Gross sales of Fisher-Price® Friends products increased 58%, with favorable changes in currency exchange rates of 3 percentage points, driven primarily by the addition of products supporting the new Thomas and Friends® property, as well as increased sales of Disney products. Gross sales of Core Fisher-Price® products increased 10%, with favorable changes in currency exchange rates of 7 percentage points. International segment income increased by $30.6 million from $9.3 million in the first quarter of 2009 to $39.9 million in 2010, primarily due to higher gross margin and higher sales volume.

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

During the first quarter of 2010, Mattel realized approximately $17 million of gross cost savings before severance charges of approximately $2 million (or $15 million in net cost savings). Of the gross cost savings realized during the first quarter of 2010, approximately $11 million is reflected within gross profit, approximately $5 million within other selling and administrative expenses, and approximately $1 million within advertising and promotion expenses. Through March 31, 2010, the Global Cost Leadership program has generated approximately $179 million of cumulative net cost savings. Mattel expects to meet its 2010 goal of approximately $180 million to $200 million of cumulative net cost savings.

Income Taxes

Mattel’s provision for income taxes was $8.4 million in the first quarter of 2010, as compared to an income tax benefit of $14.5 million in 2009. Mattel recognized discrete tax expense of $0.3 million during the first quarter of 2010, primarily related to reassessments of prior years’ tax exposure based on the status of current audits in various jurisdictions, settlements, and enacted tax law changes. There were no discrete tax items recognized during the first quarter of 2009.

During the first quarter of 2010, Mattel reached a resolution with the IRS regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s first quarter 2010 consolidated financial statements.

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

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of the year cash and equivalents, cash flows from operations, and access to its $1.08 billion domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. As of March 31, 2010, Mattel had available incremental borrowing resources totaling approximately $1.08 billion under this unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

Mattel monitors the third-party depository institutions that hold the company’s cash and equivalents. Mattel’s emphasis is primarily on safety and liquidity of principal, and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize exposure.

Mattel is subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and nonperformance have been considered in the fair value measurements of Mattel’s foreign currency forward exchange contracts. Mattel closely monitors its counterparties and takes action, as necessary, to manage its counterparty credit risk.

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

Capital and Investment Framework

To guide future capital deployment decisions, with a goal of maximizing stockholder value, Mattel’s Board of Directors in 2003 established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital;

•	To maintain a year-end debt-to-capital ratio of about 25%;

•	To invest approximately $180 million to $200 million in capital expenditures annually to maintain and grow the business;

•	To make strategic acquisitions consistent with Mattel’s long-term vision; and

•	To return excess funds to stockholders through dividends and share repurchases.

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

Operating Activities

Cash flows used for operating activities were $244.6 million in the first quarter of 2010, as compared to $214.8 million used in 2009. The increase in cash flows used for operating activities was primarily due to the absence of accounts receivable being sold during the first quarter of 2010, partially offset by higher profitability.

Investing Activities

Cash flows used for investing activities in the first quarter of 2010 were $35.0 million, as compared to $23.3 million provided by investing activities in 2009. Cash flows provided by investing activities were higher in the first quarter of 2009 primarily due to proceeds received from the redemption of a money market investment fund of approximately $55 million during 2009.

Financing Activities

Cash flows provided by financing activities in the first quarter of 2010 were $33.8 million, as compared to $9.5 million used for financing activities in 2009. Cash flows provided by financing activities were higher in the first quarter of 2010 primarily due to higher proceeds received from the exercise of stock options.

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

The credit facility contains a variety of covenants, including financial covenants that Mattel is required to meet at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the first quarter of 2010. As of March 31, 2010, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 0.8 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 14.3 to 1 (compared to a minimum required of 3.50 to 1).

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

In April 2010, a major credit rating agency changed Mattel’s long-term credit rating from BBB- to BBB and short-term credit rating from A-3 to A-2, and maintained its outlook at stable.

Mattel believes its cash on hand, amounts available under its domestic unsecured committed revolving credit facility, and its foreign credit lines will be ample to meet its seasonal financing requirements in 2010.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	March 31, 2009	December 31, 2009
	(In millions)
Receivables sold pursuant to the:
Domestic receivables facility	$101.5	$299.7
Other factoring arrangements	—	33.4

	$101.5	$333.1

During the three months ended March 31, 2010, Mattel did not sell accounts receivable under the receivable sales facility or other factoring arrangements.

Financial Position

Mattel’s cash and equivalents decreased by $245.1 million to $871.9 million at March 31, 2010, as compared to December 31, 2009. The decrease was driven primarily by the timing and amount of accounts payable and accrued liabilities payments, seasonal increases in inventory, and $24.2 million of purchases of tools, dies, and molds, and other property, plant, and equipment, partially offset by proceeds received from the exercise of stock options.

Accounts payable and accrued liabilities decreased by $310.0 million to $658.6 million at March 31, 2010, as compared to December 31, 2009. The decrease was driven primarily by the timing and amount of payments of accounts payable and various accrued liability balances, including incentive compensation and advertising obligations.

The current portion of long-term debt decreased $100.0 million to $50.0 million at March 31, 2010, as compared to $150.0 million at March 31, 2009, due to the repayment of $100.0 million of the 2006 Senior Notes and $50.0 million of Medium-term notes in 2009, offset by the reclassification of $50.0 million of Medium-term notes to current.

A summary of Mattel’s capitalization is as follows:

	March 31, 2010		March 31, 2009		December 31, 2009
	(In millions, except percentage information)
Medium-term notes	$150.0	4%	$200.0	6%	$150.0	4%
2006 Senior Notes	200.0	5	200.0	6	200.0	5
2008 Senior Notes	350.0	9	350.0	11	350.0	10

Total noncurrent long-term debt	700.0	18	750.0	23	700.0	19
Other noncurrent liabilities	484.3	13	538.9	16	488.7	13
Stockholders’ equity	2,595.6	69	2,046.0	61	2,531.0	68

	$3,779.9	100%	$3,334.9	100%	$3,719.7	100%

Total noncurrent long-term debt decreased by $50.0 million at March 31, 2010, as compared to March 31, 2009, due to the reclassification of $50.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed.

Other noncurrent liabilities decreased $54.7 million at March 31, 2010, as compared to March 31, 2009, due primarily to decreases in long-term defined benefit pension plan obligations.

Stockholders’ equity of $2.60 billion increased $549.6 million from March 31, 2009, primarily as a result of net income and favorable currency translation adjustments, partially offset by the payment of the annual dividend in the fourth quarter of 2009.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, decreased from 30.5% at March 31, 2009 to 22.4% at March 31, 2010 due to the aforementioned increase in stockholders’ equity and decrease in debt. Mattel’s objective is to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2009 and did not change during the first quarter of 2010.

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

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$573,112	$504,024
Fisher-Price Brands	316,193	283,735
American Girl Brands	70,206	66,430
Other	763	2,950

Gross sales	960,274	857,139
Sales adjustments	(80,192)	(71,493)

Net sales	$880,082	$785,646

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, and Mexican peso were the primary transactions that caused foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating loss or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures for the first quarter of 2010 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, and Mexican peso.

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

At December 31, 2009, Mattel changed the rate it used to translate its Venezuelan subsidiary’s transactions and balances from the official exchange rate to the parallel exchange rate, which was quoted at 5.97 Venezuelan bolivar fuertes to the US dollar on December 31, 2009. The resulting foreign currency translation adjustment of approximately $15 million increased accumulated other comprehensive loss within stockholders’ equity as of December 31, 2009. Mattel’s considerations for changing the rate included indications that the Venezuelan government is not likely to continue to provide substantial currency exchange at the official rate for companies importing discretionary products, such as toys, difficulties in obtaining approval for the conversion of local currency to US dollars at the official exchange rate (for imported products and dividends), delays in previously obtained approvals being honored by CADIVI, and Mattel’s 2009 repatriation of dividends from its Venezuelan subsidiary at the parallel exchange rate.

Effective January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela, using a blend of the Consumer Price Index associated with the city of Caracas and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela), exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary uses the US dollar as its functional currency. As a result of the change to a US dollar functional currency, monetary assets and liabilities denominated in bolivar fuertes generate income or expense for changes in value associated with parallel exchange rate fluctuations against the US dollar. Mattel’s Venezuelan subsidiary had approximately $17 million of net monetary assets denominated in bolivar fuertes as of March 31, 2010. For every $10 million of net monetary assets denominated in bolivar fuertes, a 1% increase/(decrease) in the parallel exchange rate would decrease/(increase) Mattel’s pre-tax income by approximately $100 thousand. While Mattel’s level of net monetary assets denominated in bolivar fuertes will vary from one period to another based on operating cycles and seasonality, Mattel does not expect the remeasurement adjustments to be material to Mattel’s consolidated financial statements. During the three months ended March, 31, 2010, Mattel’s Venezuelan subsidiary generated less than 1% of Mattel’s consolidated net sales.

On January 11, 2010, the Venezuelan government devalued the Venezuelan bolivar fuerte and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 bolivar fuerte per US dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with Mattel’s products falling into the non-essential category. The devaluation is not expected to materially impact Mattel’s 2010 consolidated financial statements, and had no impact on Mattel’s consolidated financial statements during the three months ended March 31, 2010. For any US dollars that Mattel obtains at the official rate to pay for the purchase of imported products, the benefits associated with the favorable exchange rate, as compared to the parallel rate, will be reflected within cost of sales.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended March 31, 2010.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The content of Note 23, “Contingencies” to the Consolidated Financial Statements of Mattel in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in Mattel’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the first quarter of 2010, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the first quarter of 2010:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—31
Repurchase program (1)	—	$—	—	$410,324,916
Employee transactions (2)	7,329	20.09	N/A	N/A
February 1—28
Repurchase program (1)	—	—	—	410,324,916
Employee transactions (2)	418	20.27	N/A	N/A
March 1—31
Repurchase program (1)	—	—	—	410,324,916
Employee transactions (2)	905	23.08	N/A	N/A

Total
Repurchase program (1)	—	$—	—	410,324,916
Employee transactions (2)	8,652	20.42	N/A	N/A

(1)	During the first quarter of 2010, Mattel did not repurchase any shares of its common stock in the open market. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated April 28, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated April 28, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated April 28, 2010 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.0**	The following materials from Mattel, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

By:
H. Scott Topham
Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: April 28, 2010