Form 10-Q
period 2010-06-30
MATTEL INC /DE/
filed 2010-07-28
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of July 22, 2010:

359,724,320 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009	December 31, 2009
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$544,869	$422,685	$1,116,997
Accounts receivable, net	805,076	747,157	749,335
Inventories	597,614	589,554	355,663
Prepaid expenses and other current assets	330,444	402,792	332,624

Total current assets	2,278,003	2,162,188	2,554,619

Noncurrent Assets
Property, plant, and equipment, net	486,026	522,221	504,808
Goodwill	817,618	830,539	828,468
Other noncurrent assets	894,078	962,626	892,660

Total Assets	$4,475,725	$4,477,574	$4,780,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$294,210	$1,950
Current portion of long-term debt	250,000	50,000	50,000
Accounts payable	340,772	266,050	350,675
Accrued liabilities	421,877	437,261	617,881
Income taxes payable	15,088	—	40,368

Total current liabilities	1,027,737	1,047,521	1,060,874

Noncurrent Liabilities
Long-term debt	460,000	710,000	700,000
Other noncurrent liabilities	481,013	550,366	488,692

Total noncurrent liabilities	941,013	1,260,366	1,188,692

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,694,233	1,654,809	1,684,694
Treasury stock at cost; 81.3 million shares, 82.1 million shares, and 79.5 million shares, respectively	(1,596,532)	(1,606,505)	(1,555,046)
Retained earnings	2,416,084	2,056,186	2,339,506
Accumulated other comprehensive loss	(448,179)	(376,172)	(379,534)

Total stockholders’ equity	2,506,975	2,169,687	2,530,989

Total Liabilities and Stockholders’ Equity	$4,475,725	$4,477,574	$4,780,555

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,018,503	$898,197	$1,898,585	$1,683,843
Cost of sales	528,887	492,137	977,117	931,911

Gross Profit	489,616	406,060	921,468	751,932
Advertising and promotion expenses	101,850	89,820	196,019	173,884
Other selling and administrative expenses	318,330	283,727	610,786	600,744

Operating Income (Loss)	69,436	32,513	114,663	(22,696)
Interest expense	13,444	17,489	27,067	33,406
Interest (income)	(2,782)	(2,525)	(5,234)	(6,003)
Other non-operating (income), net	(3,303)	(6,268)	(2,529)	(8,466)

Income (Loss) Before Income Taxes	62,077	23,817	95,359	(41,633)
Provision (benefit) for income taxes	10,502	2,348	18,942	(12,116)

Net Income (Loss)	$51,575	$21,469	$76,417	$(29,517)

Net Income (Loss) Per Common Share—Basic	$0.14	$0.06	$0.21	$(0.08)

Weighted average number of common shares	362,819	358,824	363,065	358,972

Net Income (Loss) Per Common Share—Diluted	$0.14	$0.06	$0.21	$(0.08)

Weighted average number of common and potential common shares	365,851	360,881	366,144	358,972

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2010	June 30, 2009
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$76,417	$(29,517)
Adjustments to reconcile net income (loss) to net cash flows used for operating activities:
Depreciation	74,747	75,904
Amortization	7,783	9,874
Deferred income taxes	(9,326)	(29,532)
Share-based compensation	25,410	20,145
(Decrease) increase from changes in assets and liabilities:
Accounts receivable	(86,602)	137,051
Inventories	(266,763)	(76,070)
Prepaid expenses and other current assets	22,154	(60,221)
Accounts payable, accrued liabilities, and income taxes payable	(255,933)	(397,632)
Other, net	40,031	188

Net cash flows used for operating activities	(372,082)	(349,810)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(39,612)	(37,458)
Purchases of other property, plant, and equipment	(17,932)	(24,347)
Proceeds from sale of investments	—	67,134
Proceeds from sale of other property, plant, and equipment	645	238
(Payments) proceeds from foreign currency forward exchange contracts	(40,411)	3,105

Net cash flows (used for) provided by investing activities	(97,310)	8,672

Cash Flows From Financing Activities:
Payments of short-term borrowings	(1,950)	—
Proceeds from short-term borrowings	—	293,962
Payments of long-term borrowings	(40,000)	(140,000)
Payment of credit facility renewal costs	—	(10,506)
Share repurchases	(111,199)	—
Proceeds from exercise of stock options	44,291	1,041
Other, net	9,712	(1,191)

Net cash flows (used for) provided by financing activities	(99,146)	143,306

Effect of Currency Exchange Rate Changes on Cash	(3,590)	2,823

Decrease in Cash and Equivalents	(572,128)	(195,009)
Cash and Equivalents at Beginning of Period	1,116,997	617,694

Cash and Equivalents at End of Period	$544,869	$422,685

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

Accounts receivable are net of allowances for doubtful accounts of $19.7 million, $25.5 million, and $24.5 million as of June 30, 2010, June 30, 2009, and December 31, 2009, respectively.

3.	Inventories

Inventories include the following:

	June 30, 2010	June 30, 2009	December 31, 2009
	(In thousands)
Raw materials and work in process	$95,761	$88,933	$47,991
Finished goods	501,853	500,621	307,672

	$597,614	$589,554	$355,663

4.	Property, Plant, and Equipment

Property, plant, and equipment, net include the following:

	June 30, 2010	June 30, 2009	December 31, 2009
	(In thousands)
Land	$26,706	$26,635	$26,664
Buildings	244,544	239,665	242,360
Machinery and equipment	780,367	765,634	775,129
Tools, dies, and molds	590,089	580,215	577,418
Capital leases	23,271	23,271	23,271
Leasehold improvements	180,503	175,837	178,218

	1,845,480	1,811,257	1,823,060
Less: accumulated depreciation	(1,359,454)	(1,289,036)	(1,318,252)

	$486,026	$522,221	$504,808

5.	Goodwill

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

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2010 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact for the US reporting units.

	December 31, 2009	Impact of Currency Exchange Rate Changes	June 30, 2010
	(In thousands)
Mattel Girls Brands US	$32,082	$(2,220)	$29,862
Mattel Boys Brands US	130,737	(173)	130,564
Fisher-Price Brands US	216,080	(438)	215,642
American Girl Brands	207,571	—	207,571
International	241,998	(8,019)	233,979

	$828,468	$(10,850)	$817,618

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	June 30, 2010	June 30, 2009	December 31, 2009
	(In thousands)
Deferred income taxes	$490,597	$552,163	$481,240
Nonamortizable identifiable intangibles	122,223	128,382	122,223
Identifiable intangibles (net of amortization of $74.6 million, $65.8 million, and $69.5 million, respectively)	88,446	99,759	93,546
Other	192,812	182,322	195,651

	$894,078	$962,626	$892,660

7.	Accrued Liabilities

Accrued liabilities include the following:

	June 30, 2010	June 30, 2009	December 31, 2009
	(In thousands)
Royalties	$59,359	$41,294	$73,467
Taxes other than income taxes	37,454	30,935	70,817
Advertising and promotion	31,162	20,155	47,913
Derivatives payable	13,020	27,750	21,032
Other	280,882	317,127	404,652

	$421,877	$437,261	$617,881

8.	Product Recalls

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

Following the announcement of the 2007 Product Recalls, a number of lawsuits were filed against Mattel with respect to the recalled products, which are more fully described in Note 14 to the Consolidated Financial Statements in Mattel’s 2009 Annual Report on Form 10-K and Note 23, “Contingencies,” of this Quarterly Report on Form 10-Q. During the three and six months ended June 30, 2009, Mattel recorded charges of $1.1 million and $22.0 million, respectively, to reserve for the settlement of a portion of the above-described product liability related litigation. Additionally, during the three months ended June 30, 2009, Mattel recorded a $6.0 million benefit from an insurance recovery for product liability-related litigation. During the three and six months ended June 30, 2010, Mattel reduced its estimate of these settlement costs, which had the effect of reducing other selling and administrative expenses by $1.2 million and $8.7 million, respectively, primarily based on actual experience under the settlement program.

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

In connection with the Global Cost Leadership program, Mattel recorded severance and other termination-related charges of $8.7 million and $11.0 million during the three and six months ended June 30, 2010, respectively, and $2.5 million and $7.2 million during the three and six months ended June 30, 2009, respectively, which are included in other selling and administrative expenses.

The following table summarizes Mattel’s severance and other termination costs activity for the six months ended June 30, 2010 and 2009 (in thousands):

	Reserves at December 31, 2009	Additional Expenses Incurred	Payments	Reserves at June 30, 2010
Severance	$18,783	$11,032	$(14,143)	$15,672
Other termination costs	225	7	(88)	144

	$19,008	$11,039	$(14,231)	$15,816

	Reserves at December 31, 2008	Additional Expenses Incurred	Payments	Reserves at June 30, 2009
Severance	$17,115	$7,199	$(16,580)	$7,734
Other termination costs	881	—	(407)	474

	$17,996	$7,199	$(16,987)	$8,208

10.	Long-term Debt

Long-term debt includes the following:

	June 30, 2010	June 30, 2009	December 31, 2009
	(In thousands)
Medium-term notes due October 2010 to November 2013	$160,000	$210,000	$200,000
2006 Senior Notes due June 2011	200,000	200,000	200,000
2008 Senior Notes due March 2013	350,000	350,000	350,000

	710,000	760,000	750,000
Less: current portion	(250,000)	(50,000)	(50,000)

	$460,000	$710,000	$700,000

In November 2009 and May 2010, Mattel repaid $10.0 million and $40.0 million, respectively, of its Medium-term notes in connection with their scheduled maturity.

11.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	June 30, 2010	June 30, 2009	December 31, 2009
	(In thousands)
Benefit plan liabilities	$248,262	$285,412	$255,234
Noncurrent tax liabilities	108,237	132,862	108,600
Other	124,514	132,092	124,858

	$481,013	$550,366	$488,692

12.	Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In thousands)
Net income (loss)	$51,575	$21,469	$76,417	$(29,517)
Currency translation adjustments	(77,566)	102,199	(106,642)	63,074
Defined benefit pension plans net prior service cost and net actuarial loss	2,244	8,512	4,585	2,527
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	15,999	(23,922)	27,738	(7,400)
Reclassification adjustment for realized losses (gains) included in net income (loss)	2,916	(2,077)	5,674	(3,738)

	18,915	(25,999)	33,412	(11,138)

	$(4,832)	$106,181	$7,772	$24,946

The components of accumulated other comprehensive loss are as follows:

	June 30, 2010	June 30, 2009	December 31, 2009
	(In thousands)
Currency translation adjustments	$(329,283)	$(211,777)	$(222,641)
Defined benefit pension and other postretirement plans, net of tax	(137,432)	(158,186)	(142,017)
Net unrealized gain (loss) on derivative instruments, net of tax	18,536	(6,209)	(14,876)

	$(448,179)	$(376,172)	$(379,534)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. For the six months ended June 30, 2010, currency translation adjustments resulted in a net loss of $106.6 million, with losses primarily from the weakening of the Euro, British pound sterling, Brazilian real, and Chilean peso against the US dollar, partially offset from the strengthening of the Mexican peso against the US dollar. For the six months ended June 30, 2009, currency translation adjustments resulted in a net gain of $63.1 million, with gains primarily from the strengthening of the Mexican peso, Indonesian rupiah, Brazilian real, British pound sterling, Chilean peso, and Euro against the US dollar.

13.	Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of June 30, 2010, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.10 billion.

In connection with the issuance of its $100.0 million 2006 unsecured floating rate senior notes (“Floating Rate Senior Notes”), Mattel entered into two interest rate swap agreements, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the US Dollar London Interbank Offered Rate (“LIBOR”) benchmark interest rate. The two interest rate swap agreements expired in June 2009, which corresponded with the maturity of the Floating Rate Senior Notes. These derivative instruments were designated as effective cash flow hedges, whereby the hedges were reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in OCI. Under the terms of the agreements, Mattel received quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and made semi-annual interest payments to the swap counterparties based on a fixed rate of 5.871%. The three-month LIBOR used to determine interest payments under the interest rate swap agreements reset every three months, matching the variable interest on the Floating Rate Senior Notes.

The following table presents Mattel’s derivative assets and liabilities (in thousands):

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		June 30, 2010	June 30, 2009	December 31, 2009
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$30,802	$14,943	$7,008
Foreign currency forward exchange contracts	Other noncurrent assets	911	982	962

Total derivatives designated as hedging instruments		$31,713	$15,925	$7,970

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$—	$—	$2,222

Total		$31,713	$15,925	$10,192

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		June 30, 2010	June 30, 2009	December 31, 2009
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$5,132	$27,648	$21,032
Foreign currency forward exchange contracts	Other noncurrent liabilities	27	4,580	19

Total derivatives designated as hedging instruments		$5,159	$32,228	$21,051

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$7,888	$102	$—

Total		$13,047	$32,330	$21,051

The following tables present the classification and amount of gains and losses, net of taxes, from derivatives reported in the consolidated statements of operations (in thousands):

	For the Three Months Ended June 30, 2010		For the Three Months Ended June 30, 2009		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$15,999	$(2,916)	$(23,922)	$3,627	Cost of sales
Interest rate swaps	—	—	—	(1,550)	Interest expense

Total	$15,999	$(2,916)	$(23,922)	$2,077

	For the Six Months Ended June 30, 2010		For the Six Months Ended June 30, 2009		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$27,738	$(5,674)	$(7,051)	$5,288	Cost of sales
Interest rate swaps	—	—	(349)	(1,550)	Interest expense

Total	$27,738	$(5,674)	$(7,400)	$3,738

The net loss of $2.9 million and $5.7 million reclassified from accumulated OCI to the statements of operations for the three and six months ended June 30, 2010, respectively, and the net gain of $2.1 million and $3.7 million reclassified from accumulated OCI to the statements of operations for the three and six months ended June 30, 2009, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(40,072)	$24,291	Non-operating income/expense
Foreign currency forward exchange contracts	316	—	Cost of sales

Total	$(39,756)	$24,291

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(52,469)	$2,231	Non-operating income/expense
Foreign currency forward exchange contracts	1,948	—	Cost of sales

Total	$(50,521)	$2,231

The net loss of $39.8 million and $50.5 million recognized in the statements of operations for the three and six months ended June 30, 2010, respectively, and the net gain of $24.3 million and $2.2 million recognized in the statements of operations for the three and six months ended June 30, 2009, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

Mattel does not have any significant financial assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of June 30, 2010, June 30, 2009, or December 31, 2009. Mattel’s financial assets and liabilities measured using Level 2 inputs include the following:

	June 30, 2010	June 30, 2009	December 31, 2009
	(In thousands)
Assets:
Foreign currency forward exchange contracts	$31,713	$15,925	$10,192

Liabilities:
Foreign currency forward exchange contracts	$13,047	$32,330	$21,051

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

The estimated fair value of Mattel’s long-term debt, including the current portion is $753.8 million (compared to a carrying amount of $710.0 million) as of June 30, 2010, $774.6 million (compared to a carrying amount of $760.0 million) as of June 30, 2009, and $794.7 million (compared to a carrying amount of $750.0 million) as of December 31, 2009. The estimated fair value has been calculated based on broker quotes or rates for the same or similar instruments.

The fair value related disclosures for Mattel’s derivative financial instruments are included in Note 13, “Derivative Instruments”, and Note 14, “Fair Value Measurements”.

16.	Earnings Per Share

Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Certain of Mattel’s restricted stock units (“RSUs”) are considered participating securities because they contain nonforfeitable rights to dividend equivalents.

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
BASIC
Net income (loss)	$51,575	$21,469	$76,417	$(29,517)
Less net income allocable to participating RSUs	(602)	(231)	(900)	—

Net income (loss) available for basic common shares	$50,973	$21,238	$75,517	$(29,517)

Weighted average common shares outstanding	362,819	358,824	363,065	358,972

Basic net income (loss) per common share	$0.14	$0.06	$0.21	$(0.08)

DILUTED
Net income (loss)	$51,575	$21,469	$76,417	$(29,517)
Less net income allocable to participating RSUs	(597)	(230)	(892)	—

Net income (loss) available for diluted common shares	$50,978	$21,239	$75,525	$(29,517)

Weighted average common shares outstanding	362,819	358,824	363,065	358,972
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	3,032	2,057	3,079	—

Weighted average number of common and potential common shares	365,851	360,881	366,144	358,972

Diluted net income (loss) per common share	$0.14	$0.06	$0.21	$(0.08)

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 1.7 million and 21.3 million shares were excluded from the calculation of diluted net income per common share for the three months ended June 30, 2010 and 2009, respectively, because they were antidilutive. Nonqualified stock options and non-participating RSUs totaling 1.8 million shares were excluded from the calculation of diluted net income per common share for the six months ended June 30, 2010 because they were antidilutive. All potential common shares were excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2009 because they were antidilutive due to Mattel’s net loss position.

17.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 7 to the Consolidated Financial Statements in its 2009 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In thousands)
Service cost	$2,715	$2,531	$6,032	$5,913
Interest cost	7,862	7,665	16,017	15,165
Expected return on plan assets	(7,213)	(7,506)	(14,452)	(14,854)
Amortization of prior service cost	439	359	877	744
Recognized actuarial loss	4,254	3,034	7,922	6,059

	$8,057	$6,083	$16,396	$13,027

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In thousands)
Service cost	$22	$27	$44	$53
Interest cost	627	664	1,254	1,328
Recognized actuarial loss	149	176	298	353

	$798	$867	$1,596	$1,734

During the six months ended June 30, 2010, Mattel made cash contributions totaling approximately $8 million and $2 million to its defined benefit pension and postretirement benefit plans, respectively.

18.	Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in Note 10 to the Consolidated Financial Statements in its 2009 Annual Report on Form 10-K. In May 2010, Mattel’s stockholders approved the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (“the 2010 Plan”). Upon approval of the 2010 Plan, Mattel terminated the Mattel, Inc. 2005 Equity Compensation Plan (“the 2005 Plan”), except with regard to grants then outstanding under the 2005 Plan. All equity compensation grants are now being made under the 2010 Plan. Under the 2010 Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel’s common stock on the applicable grant date and expire no later than ten years from the date of grant. Both stock options and RSUs generally provide for vesting over a period of three years from the date of grant.

Compensation expense, included within other selling and administrative expenses, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In thousands)
Stock option compensation expense	$1,887	$2,333	$4,571	$4,795
RSU compensation expense	10,694	8,374	20,839	15,350

	$12,581	$10,707	$25,410	$20,145

Mattel recognized compensation expense of $2.2 million and $3.9 million during the three and six months ended June 30, 2010, respectively, and $0.5 million and $1.0 million during the three and six months ended June 30, 2009, respectively, which is included in the RSU compensation expense amounts noted above, for performance RSUs granted in connection with its January 1, 2008 – December 31, 2010 Long-Term Incentive Plan, which is more fully described in Note 10 to the Consolidated Financial Statements in its 2009 Annual Report on Form 10-K.

As of June 30, 2010, total unrecognized compensation cost related to unvested share-based payments totaled $55.7 million and is expected to be recognized over a weighted-average period of 1.6 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the six months ended June 30, 2010 and 2009 was $44.3 million and $1.0 million, respectively.

19.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In thousands)
Design and development	$42,917	$43,789	$84,312	$83,909
Identifiable intangible asset amortization	2,549	2,591	5,101	5,315

20.	Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in non-operating (income) in the consolidated statements of operations. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, and Mexican peso are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction gains included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In thousands)
Operating income	$6,369	$14,731	$16,234	$29,125
Other non-operating income, net	3,502	6,246	1,470	8,624

Net transaction gains	$9,871	$20,977	$17,704	$37,749

21.    Venezuelan Operations

Mattel applies to the Venezuelan government’s Foreign Exchange Administrative Commission, CADIVI, for the conversion of local currency to US dollars at the official exchange rate. Through May 17, 2010, for US dollar needs exceeding conversions obtained through CADIVI, the parallel exchange market, with rates substantially less favorable than the official exchange rate, was used to obtain US dollars without approval from CADIVI.

At December 31, 2009, Mattel changed the rate it used to translate its Venezuelan subsidiary’s transactions and balances from the official exchange rate to the parallel exchange rate, which was quoted at 5.97 Venezuelan bolivar fuertes per US dollar on December 31, 2009. The resulting foreign currency translation adjustment of approximately $15 million increased accumulated other comprehensive loss within stockholders’ equity as of December 31, 2009. Mattel’s considerations for changing the rate included indications that the Venezuelan government is not likely to continue to provide substantial currency exchange at the official rate for companies importing discretionary products, such as toys, difficulties in obtaining approval for the conversion of local currency to US dollars at the official exchange rate (for imported products and dividends), delays in previously obtained approvals being honored by CADIVI, and Mattel’s 2009 repatriation of dividends from its Venezuelan subsidiary at the parallel exchange rate.

Effective January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela, using a blend of the Consumer Price Index associated with the city of Caracas and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela), exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary uses the US dollar as its functional currency. As a result of the change to a US dollar functional currency, monetary assets and liabilities denominated in Venezuelan bolivar fuertes generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the US dollar.

On January 11, 2010, the Venezuelan government devalued the Venezuelan bolivar fuerte and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 Venezuelan bolivar fuerte per US dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with Mattel’s products falling into the non-essential category. The devaluation is not expected to materially impact Mattel’s 2010 consolidated financial statements, and had no impact on Mattel’s consolidated financial statements during the three and six months ended June 30, 2010.

On May 17, 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations (“the exchange control regulations”) to close down the parallel exchange market. On June 9, 2010, the Venezuelan government enacted additional reforms to its exchange control regulations and introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). Foreign currency exchange transactions not conducted through CADIVI or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Venezuelan bolivar fuerte to US dollar, currently limiting such activity to a maximum equivalent of $350 thousand per month. As a result of the enactment of the reforms to the exchange control regulations, Mattel changed the rate it uses to remeasure Venezuelan bolivar fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.30 Venezuelan bolivar fuertes per US dollar on June 30, 2010. The net gain resulting from the remeasurement of Venezuelan bolivar fuerte-denominated transactions to the SITME rate specified by the BCV increased pre-tax income by approximately $4 million during the three months ended June 30, 2010.

Mattel’s Venezuelan subsidiary had approximately $21 million of net monetary assets denominated in Venezuelan bolivar fuertes as of June 30, 2010. For every $10 million of net monetary assets denominated in Venezuelan bolivar fuertes, a 1% increase/(decrease) in the foreign currency exchange rate would decrease/(increase) Mattel’s pre-tax income by approximately $100 thousand. While Mattel’s level of net monetary assets denominated in Venezuelan bolivar fuertes will vary from one period to another based on operating cycles and seasonality, Mattel does not expect future remeasurement adjustments to be material to Mattel’s consolidated financial statements. During the three and six months ended June 30, 2010, Mattel’s Venezuelan subsidiary generated less than 1% of Mattel’s consolidated net sales.

22. Income Taxes

Mattel’s provision for income taxes was $18.9 million for the six months ended June 30, 2010, as compared to an income tax benefit of $12.1 million for the six months ended June 30, 2009. Mattel recognized discrete tax benefits of $4.6 million and $4.3 million during the three and six months ended June 30, 2010, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Mattel recognized discrete tax benefits of $2.5 million during the three and six months ended June 30, 2009, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

During the six months ended June 30, 2010, Mattel reached a resolution with the IRS regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s consolidated financial statement for the six months ended June 30, 2010.

23. Contingencies

With regards to the claims against Mattel described below, Mattel intends to defend itself vigorously. Except as more fully described in “Note 8 to the Consolidated Financial Statements—Product Recalls,” management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of June 30, 2010. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

In November 2006, Mattel asked the Court for leave to file an Amended Complaint that included not only additional claims against Bryant, but also included claims for copyright infringement, RICO violations, misappropriation of trade secrets, intentional interference with contract, aiding and abetting breach of fiduciary duty and breach of duty of loyalty, and unfair competition, among others, against MGA, its CEO Isaac Larian, certain MGA affiliates and an MGA employee. The RICO claim alleged that MGA stole Bratz and then, by recruiting and hiring key Mattel employees and directing them to bring with them Mattel confidential and proprietary information, unfairly competed against Mattel using Mattel’s trade secrets, confidential information, and key employees to build their business. On January 12, 2007, the Court granted Mattel leave to file these claims as counterclaims in the consolidated cases, which Mattel did that same day.

Mattel sought to try all of its claims in a single trial, but in February 2007, the Court decided that the consolidated cases would be tried in two phases, with the first trial to determine claims and defenses related to Mattel’s ownership of Bratz works and whether MGA infringed those works. On May 19, 2008, Bryant reached a settlement agreement with Mattel and is no longer a defendant in the litigation. In the public stipulation entered by Mattel and Bryant in connection with the resolution, Bryant agreed that he was and would continue to be bound by all prior and future Court Orders relating to Bratz ownership and infringement, including the Court’s summary judgment rulings.

The first phase of the first trial, which began on May 27, 2008, resulted in a unanimous jury verdict on July 17, 2008 in favor of Mattel. The jury found that almost all of the Bratz design drawings and other works in question were created by Bryant while he was employed at Mattel; that MGA and Isaac Larian intentionally interfered with the contractual duties owed by Bryant to Mattel, aided and abetted Bryant’s breaches of his duty of loyalty to Mattel, aided and abetted Bryant’s breaches of the fiduciary duties he owed to Mattel, and converted Mattel property for their own use. The same jury determined that defendants MGA, Larian, and MGA Entertainment (HK) Limited infringed Mattel’s copyrights in the Bratz design drawings and other Bratz works, and awarded Mattel total damages of approximately $100 million against the defendants. On December 3, 2008, the Court issued a series of orders rejecting MGA’s equitable defenses and granting Mattel’s motions for equitable relief, including an order enjoining the MGA party defendants from manufacturing, marketing, or selling certain Bratz fashion dolls or from using the “Bratz” name. The Court stayed the effect of the December 3, 2008 injunctive orders until further order of the Court and entered a further specified stay of the injunctive orders on January 7, 2009.

The parties filed and argued additional motions for post-trial relief, including a request by MGA to enter judgment as a matter of law on Mattel’s claims in MGA’s favor and to reduce the jury’s damages award to Mattel. Mattel additionally moved for the appointment of a receiver. On April 27, 2009, the Court entered an order confirming that Bratz works found by the jury to have been created by Bryant during his Mattel employment were Mattel’s property and that hundreds of Bratz female fashion dolls infringe Mattel’s copyrights. The Court also upheld the jury’s award of damages in the amount of $100 million and ordered an accounting of post-trial Bratz sales. The Court further vacated the stay of the December 3, 2008 orders, except to the extent specified by the Court’s January 7, 2009 modification.

MGA appealed the Court’s equitable orders to the Court of Appeals for the Ninth Circuit. On December 9, 2009, the Ninth Circuit heard oral argument on MGA’s appeal and issued an order staying the District Court’s equitable orders pending a further order to be issued by the Ninth Circuit. The Ninth Circuit opinion vacating the relief ordered by the District Court was issued on July 22, 2010. The Ninth Circuit stated that, because of several jury instruction errors it identified, a significant portion—if not all—of the jury verdict and damage award should be vacated.

In its opinion, the Ninth Circuit found that the District Court erred in concluding that Mattel’s Invention agreement unambiguously applied to “ideas;” that it should have considered extrinsic evidence in determining the application of the agreement; and if the conclusion turns on conflicting evidence, it should have been up to the jury to decide. The Ninth Circuit also concluded that the District Judge erred in transferring the entire brand to Mattel based on misappropriated names and that the Court should have submitted to the jury, rather than deciding itself, whether Bryant’s agreement assigned works created outside the scope of his employment and whether Bryant’s creation of the Bratz designs and sculpt was outside of his employment. The Court then went on to address copyright issues which would be raised after a retrial, since Mattel “might well convince a properly instructed jury” that it owns Bryant’s designs and sculpt. The Ninth Circuit stated that the sculpt itself was entitled only to “thin” copyright protection against virtually identical works, while the Bratz sketches were entitled to “broad” protection against substantially similar works; in applying the broad protection, however, the Ninth Circuit found that the lower court had erred in failing to filter out all of the unprotectable elements of Bryant’s sketches. This mistake, the Court said, caused the lower court to conclude that all Bratz dolls were substantially similar to Bryant’s original sketches.

Judge Stephen Larson, who presided over the first trial, has since retired from the bench, and the case has been transferred to Judge David O. Carter. Discovery has been ongoing as to the claims that were not tried in Phase 1. Judge Carter had previously granted Mattel leave to file a Fourth Amended Answer and Counterclaims which focused on RICO, trade secret and other claims, and added additional parties. Judge Carter informed the parties that he was awaiting the decision of the Ninth Circuit to set a trial date, so as to take account of claims that might have to be retried in light of that decision. The Ninth Circuit opinion concludes that the entire case will probably need to be retried.

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

On October 13, 2009, plaintiffs and Mattel filed a joint motion with the Court seeking preliminary approval of a class action settlement of the MDL proceeding, which the Court granted on October 23, 2009. Pursuant to the Court’s order of preliminary approval, the parties began to implement the settlement. Under the settlement, Mattel agreed, among other things, to provide various categories of economic relief for members of the settlement class, maintain a quality assurance system, make a charitable contribution to fund child safety programs, and not object to plaintiffs’ counsel’s application to the Court for attorneys’ fees and expenses up to a specified amount. On March 15, 2010, the Court held a hearing on the parties’ motion for final approval of the class action settlement. On March 26, 2010, the Court entered a final judgment dismissing the MDL proceeding with prejudice, certifying the settlement class, and approving all aspects of the class action settlement except plaintiffs’ counsel’s application to the Court for attorneys’ fees and expenses. On May 5, 2010, the Court entered an order awarding plaintiffs’ counsel approximately $11 million in fees and expenses, which was paid by Mattel during the three months ended June 30, 2010.

Three appeals have been filed relating to the approval of the settlement, dismissal of the MDL actions, and the award of attorneys’ fees and expenses. In addition, plaintiffs have appealed the award of attorneys’ fees and expenses. All of the appeals are pending.

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

The actions in Canada generally allege that defendants were negligent in allowing their products to be manufactured and sold with lead paint on the toys and negligent in the design of the toys with small magnets, which led to the sale of defective products. The cases typically state claims in four categories: (i) production of a defective product; (ii) misrepresentations; (iii) negligence; and (iv) violations of consumer protection statutes. Plaintiffs generally seek general and special damages, damages in the amount of monies paid for testing of children based on alleged exposure to lead, restitution of any amount of monies paid for replacing recalled toys, disgorgement of benefits resulting from recalled toys, aggravated and punitive damages, pre-judgment and post-judgment interest, and an award of litigation costs and attorneys’ fees. Plaintiffs in all of the actions except one do not specify the amount of damages sought. In the Ontario action (Wiggins), plaintiff demands general damages of Canadian dollar $75 million and special damages of Canadian dollar $150 million, in addition to the other remedies. In November 2007, the class action suit commenced by Mr. Fortier was voluntarily discontinued. In December 2009, the Quebec court granted plaintiff’s request in the El-Mousfi action to discontinue that proceeding. On February 3, 2010, the plaintiff in the Saskatchewan action (Sharp) served a notice of motion seeking certification of the action as a class action. That motion for certification is scheduled to be heard before the Saskatchewan court on November 29, 2010. Certification has not yet been sought in any of the other actions in Canada.

After the discontinuance of his class action suit, Mr. Fortier filed an individual action in Quebec (Fortier v. Mattel Canada, Inc., filed on November 22, 2007). In his individual action, Mr. Fortier initially alleged that he purchased recalled toys and, as a result, suffered damages, including consequential and incidental damages such as worry, concern, and costs of the products and replacement products, medicines, diagnosis, and treatment. Although Mr. Fortier subsequently amended his complaint to eliminate claims for physical injury, he later sought to have those claims reinstated. Mr. Fortier alleged damages of Canadian dollar $5 million. Mattel moved to stay Mr. Fortier’s individual action pending resolution of the request to proceed as a class action filed in the El-Mousfi action also pending in Quebec, and that motion to stay was denied. Mattel subsequently moved to dismiss Mr. Fortier’s action, and on June 30, 2010, the Quebec court granted Mattel’s motion.

All of the actions in Canada are at a preliminary stage.

Litigation Related to Product Recalls in Brazil

Three consumer protection associations and agencies have filed claims against Mattel’s subsidiary Mattel do Brasil Ltda. in the following courts in Brazil: (a) the Public Treasury Court in the State of Santa Catarina (Associacao Catarinense de Defesa dos Cidadaos, dos Consumidores e dos Contribuintes (“ACC/SC”)—ACC/SC v. Mattel do Brasil Ltda., filed on February 2, 2007); (b) the Second Commercial Court in the State of Rio de Janeiro (Consumer Protection Committee of the Rio de Janeiro State Legislative Body (“CPLeg/RJ”)—CPLeg/RJ v. Mattel do Brasil Ltda., filed on August 17, 2007); and (c) the Sixth Civil Court of the Federal District (Brazilian Institute for the Study and Defense of Consumer Relationships (“IBEDEC”)—IBEDEC v. Mattel do Brasil Ltda., filed on September 13, 2007). The ACC/SC case is related to the recall of magnetic products in November 2006; the CPLeg/RJ case is related to the August 2007 recall of magnetic products; and the IBEDEC case is related to the August and September 2007 recalls of magnetic products and products with non-approved paint containing lead exceeding the limits established by applicable regulations and Mattel standards. The cases generally state claims in four categories: (i) production of a defective product; (ii) misrepresentations; (iii) negligence; and (iv) violations of consumer protection statutes. Plaintiffs generally seek general and special damages; restitution of monies paid by consumers to replace recalled toys; disgorgement of benefits resulting from recalled toys; aggravated and punitive damages; pre-judgment and post-judgment interest; injunctive relief; and litigation costs and attorneys’ fees. The amount of damages sought by plaintiffs is not generally specified, except that in the Public Treasury Court in the State of Santa Catarina action, ACC/SC demands general damages of approximately $1 million, in addition to other remedies. In the Sixth Civil Court of the Federal District action, IBEDEC demands damages of approximately $21 million, which amount will be used as a basis for calculating court fees, in addition to requesting other remedies.

On June 18, 2008, the court held that the action brought by IBEDEC was without merit, and on July 1, 2008, IBEDEC filed an appeal. On July 23, 2008, Mattel do Brasil submitted its appellate brief. On September 15, 2008, the Public Prosecutor’s Office submitted its opinion to the court, which supported upholding the original decision, given that no reason had been cited for ordering the company to pay pain and suffering damages. Moreover, just as the judge had done, the Public Prosecutor’s Office determined that the mere recall of products does not trigger any obligation to indemnify any party. On November 4, 2008, the panel of three appellate judges unanimously upheld the lower court’s decision. On November 18, 2008, IBEDEC filed a special appeal and on January 5, 2009 Mattel do Brasil filed its response. On February 2, 2009, the special appeal lodged by IBEDEC was rejected. In February, 2009, IBEDEC filed a new interlocutory appeal, and on March 16, 2009, Mattel do Brasil presented its counter arguments to the IBEDEC interlocutory appeal. On December 7, 2009, the Federal Superior Court (STJ) published a decision denying IBEDEC’s appeal. IBEDEC did not file any other appeal thereby confirming the decision rendered by the lower court judge. As a procedural matter, the court must file its records of the case. Mattel do Brasil will continue monitoring the case until the final filing has been completed. There is no longer any risk exposure to Mattel do Brasil.

On July 9, 2008, the court also rendered a decision concerning the action brought by CPLeg/RJ. The judge rejected the claim for general damages, but Mattel do Brasil was ordered to provide product-exchange outlets in certain locations for replacement of the recalled products, to publish in newspapers the provisions of the court decision, and to make available on its website the addresses of the outlets for replacement of recalled products and the provisions of the court’s decision. The decision also allowed the consumers who were affected by the recall to submit information to the court, so that the applicability of pecuniary damages can be analyzed later, on a case by case basis. It finally ordered Mattel do Brasil to pay attorneys’ fees in an amount equal to 10% of the value placed on the claim (with a value placed on the claim of approximately $12,500). Mattel do Brasil filed a motion seeking to resolve apparent discrepancies in the court’s decision, but the judge sustained the decision, as rendered, and Mattel do Brasil filed its appeal of such decision. On September 19, 2008, the appeals court accepted Mattel’s appeal for purposes of remand, only, and not to stay the proceedings. Seeking to prevent execution on the judgment, Mattel do Brasil filed an interlocutory appeal and requested the court grant a preliminary injunction. On October 14, 2008 the injunction was granted. On February 5, 2009, the court heard the interlocutory appeal and confirmed the injunction. On September 1, 2009, the appeals court in Rio de Janeiro unanimously reversed the judgment issued by the lower court. Therefore, Mattel do Brasil is not required to establish outlets in each city of the State of Rio de Janeiro for purposes of further conducting the magnet and lead recalls. CODECON did not file the special appeal thereby confirming the decision rendered by the originating court in favor of Mattel do Brasil. As a procedural matter, the court must file its records of the case. Mattel do Brasil will continue monitoring the case until the final filing has been completed. There is no longer any risk exposure to Mattel do Brasil.

Since August 20, 2007, the Department of Consumer Protection and Defense (“DPDC”), the Consumer Protection Office (“PROCON”) of São Paulo, Mato Grosso and Rio de Janeiro, and public prosecutors from the States of Pernambuco, Rio Grande do Norte, and Rio de Janeiro have brought eight administrative proceedings against Mattel do Brasil, alleging that the company offered products whose risks to consumers’ health and safety should have been known by Mattel. The proceedings have been filed with the following administrative courts: (a) DPDC (DPDC v. Mattel do Brasil Ltda., filed on August 20, 2007, and DPDC v. Mattel do Brasil Ltda., filed on September 14, 2007); (b) PROCON (PROCON/MT v. Mattel do Brasil, filed on August 29, 2007, PROCON/SP v. Mattel do Brasil, filed on September 4, 2007, and PROCON/RJ v. Mattel do Brasil, filed on August 27, 2007); and (c) the Public Prosecutor’s Office (MP/RJ v. Mattel do Brasil, filed on September 27, 2007, MP/PE v. Mattel do Brasil, filed on September 28, 2007, and MP/RN v. Mattel do Brasil, filed on October 10, 2007). The administrative proceedings generally state claims based on the alleged negligence of Mattel do Brasil regarding recalled products. The PROCON/MT has been dismissed. In the MP/PE and MP/RJ cases, the prosecution’ recommended to dismiss the cases against Mattel do Brasil due to the lack of grounds to sustain negligent behavior. Such recommendation is subject to approval within the Public Prosecutor’s offices in Brazil. In the DPDC cases, the cases are still under review with the DPDC. On December 21, 2007, PROCON/SP rendered a decision and decided to impose a fine on Mattel do Brasil in the approximate amount of $200,000. On January 9, 2008, Mattel do Brasil filed an administrative appeal regarding the decision of December 21, 2007. On January 29, 2009, the administrative appeal was not granted and as a consequence Mattel do Brasil decided to pursue further adjudication of this matter in the Brazilian courts.

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

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Sesame Street®, Dora the Explorer®, Go Diego Go!®, Thomas and Friends®, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$289,733	$212,664	$549,039	$433,597
Fisher-Price Brands US	223,853	215,828	407,102	386,100
American Girl Brands	58,880	61,040	129,086	127,470

Total Domestic	572,466	489,532	1,085,227	947,167
International	529,579	485,503	977,092	885,007

Gross sales	1,102,045	975,035	2,062,319	1,832,174
Sales adjustments	(83,542)	(76,838)	(163,734)	(148,331)

	$1,018,503	$898,197	$1,898,585	$1,683,843

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In thousands)
Segment Income (Loss)
Domestic:
Mattel Girls & Boys Brands US	$55,696	$17,774	$96,550	$31,860
Fisher-Price Brands US	20,732	22,649	33,024	18,633
American Girl Brands	(3,249)	(2,477)	(249)	(5,230)

Total Domestic	73,179	37,946	129,325	45,263
International	67,372	27,320	107,273	36,618

	140,551	65,266	236,598	81,881
Corporate and other expense (a)	(71,115)	(32,753)	(121,935)	(104,577)

Operating income (loss)	69,436	32,513	114,663	(22,696)
Interest expense	13,444	17,489	27,067	33,406
Interest (income)	(2,782)	(2,525)	(5,234)	(6,003)
Other non-operating (income), net	(3,303)	(6,268)	(2,529)	(8,466)

Income (loss) before income taxes	$62,077	$23,817	$95,359	$(41,633)

(a)

Corporate and other expense includes (i) share-based compensation expense of $12.6 million and $25.4 million for the three and six months ended June 30, 2010, respectively, and $10.7 million and $20.1 million for the three and six months ended June 30, 2009, respectively (ii) charges to establish a legal settlement reserve for product liability-related litigation amounting to $1.1 million and $22.0 million for the three and six months ended June 30, 2009, respectively, a $6.0 million benefit from an insurance recovery for product liability-related litigation for the three and six months ended June 30, 2009, and reduction to the legal settlement reserve of $1.2 million and $8.7 million for the three and six months ended June 30, 2010, respectively, (iii) legal fees associated with the product recall-related litigation, and (iv) legal fees associated with MGA litigation matters.

	June 30, 2010	June 30, 2009	December 31, 2009
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$288,601	$184,660	$178,822
Fisher-Price Brands US	260,428	218,406	145,771
American Girl Brands	70,115	82,829	59,466

Total Domestic	619,144	485,895	384,059
International	691,459	777,737	681,868

	1,310,603	1,263,632	1,065,927
Corporate and other	92,087	73,079	39,071

Accounts receivable and inventories, net	$1,402,690	$1,336,711	$1,104,998

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$653,159	$540,571	$1,226,271	$1,044,595
Fisher-Price Brands	385,167	369,937	701,360	653,672
American Girl Brands	58,880	61,040	129,086	127,470
Other	4,839	3,487	5,602	6,437

Gross sales	1,102,045	975,035	2,062,319	1,832,174
Sales adjustments	(83,542)	(76,838)	(163,734)	(148,331)

Net sales	$1,018,503	$898,197	$1,898,585	$1,683,843

25.	New Accounting Pronouncements

Effective January 1, 2010, Mattel adopted Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets. This pronouncement improves the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This pronouncement also eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The adoption of this pronouncement did not impact Mattel’s financial position or results of operations as of or for the three and six months ended June 30, 2010. Additionally, based on Mattel’s current arrangements for selling accounts receivable, Mattel does not expect the adoption to have an impact on the amounts reported in the financial statements in future periods.

Effective January 1, 2010, Mattel adopted ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This pronouncement requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The adoption of this pronouncement did not impact Mattel’s financial position or results of operations as of or for the three and six months ended June 30, 2010.

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

Second Quarter 2010 Overview

Mattel’s results for the second quarter of 2010 include a net sales increase of 13%, as compared to the second quarter of 2009, reflecting strong performance domestically and internationally, and continued improvement in its profit margins. Net sales during the second quarter of 2010 benefited from sales of products tied to Mattel’s new entertainment properties, including Disney/Pixar’s Toy Story® 3, WWE® Wrestling, and HIT Entertainment™’s Thomas and Friends®, as well as increased sales of Mattel’s core brands, such as Barbie® and Hot Wheels®. Additionally:

•

Gross margin increased from 45.2% in the second quarter of 2009 to 48.1% in 2010, primarily due to lower product costs, price increases, and cost savings related to Mattel’s Global Cost Leadership program, partially offset by higher royalty expense as a result of increased sales of products tied to licensed properties.

•

Operating income in the second quarter of 2010 was $69.4 million, as compared to $32.5 million in 2009. The increase in operating income is primarily due to higher sales and gross margin improvement, partially offset by higher other selling and administrative expenses and higher advertising and promotion expenses.

•

Mattel’s Global Cost Leadership program generated year-over-year incremental gross cost savings of approximately $12 million during the second quarter of 2010 (or approximately $3 million net of severance charges of $9 million).

Results of Operations—Second Quarter

Consolidated Results

Net sales for the second quarter of 2010 were $1.02 billion, up 13% as compared to $898.2 million in 2009, including unfavorable changes in currency exchange rates of 3 percentage points. Net income for the second quarter of 2010 was $51.6 million, or $0.14 per diluted share, as compared to a net income of $21.5 million, or $0.06 per diluted share, in 2009. Net income for the second quarter of 2010 was positively impacted by higher sales and gross margin improvement, partially offset by higher other selling and administrative expenses and higher advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the second quarter of 2010 and 2009 (in millions, except percentage and basis point information):

	For the Three Months Ended June 30,				Year/Year Change
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,018.5	100.0%	$898.2	100.0%	13%	—

Gross profit	$489.6	48.1%	$406.1	45.2%	21%	290
Advertising and promotion expenses	101.9	10.0	89.8	10.0	13%	—
Other selling and administrative expenses	318.3	31.3	283.8	31.6	12%	–30

Operating income	69.4	6.8	32.5	3.6	114%	320
Interest expense	13.4	1.3	17.5	1.9	–23%	–60
Interest (income)	(2.8)	–0.3	(2.5)	–0.3	10%	—
Other non-operating (income), net	(3.3)		(6.3)

Income before income taxes	$62.1	6.1%	$23.8	2.7%	161%	340

Sales

Net sales for the second quarter of 2010 were $1.02 billion, up 13% as compared to $898.2 million in 2009, including unfavorable changes in currency exchange rates of 3 percentage points. Gross sales within the US increased 17% in the second quarter of 2010, as compared to 2009, and accounted for 52% of consolidated gross sales in the second quarter of 2010, as compared to 50% of consolidated gross sales in 2009. Gross sales in international markets increased 9% in the second quarter of 2010, as compared to 2009, with unfavorable changes in currency exchange rates of 5 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 21% in the second quarter of 2010 to $653.2 million, with unfavorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 36% and international gross sales increased 11%, with unfavorable changes in currency exchange rates of 5 percentage points. Worldwide gross sales of Barbie® increased 6%, with unfavorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Barbie® increased 16% and international gross sales increased 1%, with unfavorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Other Girls products increased 3%, with unfavorable changes in currency exchange rates of 3 percentage points, driven primarily by increased sales of Disney Princess™ products, partially offset by decreased sales of High School Musical®, Hannah Montana®, and Polly Pocket® products internationally. Worldwide gross sales of Wheels products increased 5%, with unfavorable changes in currency exchange rates of 2 percentage points, driven primarily by increased sales of Hot Wheels® products. Worldwide gross sales of Hot Wheels® increased 11%, with no impact from currency exchange rates. Worldwide gross sales of Entertainment products increased 60%, with unfavorable changes in currency exchange rates of 5 percentage points, driven primarily by sales of Toy Story® 3 products and continued momentum from other new entertainment properties, including WWE® Wrestling, as well as increased sales of games products.

Worldwide gross sales of Fisher-Price Brands increased 4% in the second quarter of 2010 to $385.2 million, with unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Fisher-Price Brands increased 4% and international gross sales increased 5%, with unfavorable changes in currency exchange rates of 5 percentage points. Worldwide gross sales of Core Fisher-Price® were flat, with unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Core Fisher-Price® decreased 1% and international gross sales increased 1%, with unfavorable changes in currency exchange rates of 5 percentage points. Worldwide gross sales of Fisher-Price® Friends increased 35%, with unfavorable changes in currency exchange rates of 5 percentage points, driven primarily by the addition of products supporting the new Thomas and Friends® property, as well as increased sales of Dora the Explorer® and Disney products. Domestic gross sales of Fisher-Price® Friends increased 45% and international gross sales increased 25%, with unfavorable changes in currency exchange rates of 10 percentage points.

American Girl Brands gross sales decreased 4% in the second quarter of 2010 to $58.9 million, primarily as a result of last year’s second quarter launch of Rebecca™ and a slightly earlier Easter this year, partially offset by continued strong sales of Lanie™, the 2010 Girl of the Year®, and the benefit from the new American Girl® store in Denver, Colorado.

Cost of Sales

Cost of sales as a percentage of net sales was 51.9% in the second quarter of 2010, as compared to 54.8% in 2009. Cost of sales increased by $36.8 million, or 7%, from $492.1 million in the second quarter of 2009 to $528.9 million in 2010, as compared to a 13% increase in net sales. On an overall basis, cost of sales as a percentage of net sales decreased due to lower product costs and cost savings from Mattel’s Global Cost Leadership program, partially offset by higher royalty expense as a result of increased sales of products tied to licensed properties. Within cost of sales, royalty expense increased by $21.6 million, or 75%, from $28.8 million in the second quarter of 2009 to $50.4 million in 2010; product costs increased by $11.4 million, or 3%, from $409.3 million in the second quarter of 2009 to $420.7 million in 2010; and freight and logistics expenses increased by $3.8 million, or 7%, from $54.0 million in the second quarter of 2009 to $57.8 million in 2010.

Gross Profit

Gross profit as a percentage of net sales was 48.1% in the second quarter of 2010, as compared to 45.2% in 2009. The increase in gross profit as a percentage of net sales was primarily due to lower products costs, prices increases, and cost savings from Mattel’s Global Cost Leadership program, partially offset by higher royalty expense as a result of increased sales of products tied to licensed properties. Mattel continues to expect pressure on input costs in its gross margin beginning in the second half of 2010 given the current commodity and labor cost environments relative to year ago levels.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 10.0% of net sales in the second quarter of 2010, as compared to 2009.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $318.3 million, or 31.3% of net sales, in the second quarter of 2010, as compared to $283.8 million, or 31.6% of net sales, in 2009. The dollar increase primarily reflects increased legal-related costs, employee-related costs, including incentive compensation accruals and merit increases, and severance costs, partially offset by savings related to Mattel’s Global Cost Leadership program.

Non-Operating Income (Expense)

Interest expense decreased from $17.5 million in the second quarter of 2009 to $13.4 million in 2010, driven primarily by lower average borrowings and lower average interest rates. Interest income increased from $2.5 million in the second quarter of 2009 to $2.8 million in 2010, driven primarily by higher average invested cash balances. Other non-operating income decreased from $6.3 million in the second quarter of 2009 to $3.3 million in 2010, driven primarily by lower foreign currency exchange gains.

Provision for Income Taxes

Mattel’s provision for income taxes was $10.5 million in the second quarter of 2010, as compared to $2.3 million in 2009. Mattel recognized discrete tax benefits of $4.6 million and $2.5 million during the second quarter of 2010 and 2009, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $289.7 million in the second quarter of 2010, up $77.0 million or 36%, as compared to $212.7 million in 2009. Within this segment, gross sales of Barbie® products increased 16% and gross sales of Other Girls products increased 15%, driven primarily by increased sales of Disney Princess™ products. Gross sales of Wheels products increased 14%, driven primarily by increased sales of Hot Wheels® products. Gross sales of Entertainment products increased 90%, driven primarily by sales of Toy Story® 3 products and continued momentum from other new entertainment properties, including WWE® Wrestling. Mattel Girls & Boys Brands US segment income increased $37.9 million, from $17.8 million in the second quarter of 2009 to $55.7 million in 2010, driven primarily by higher sales volume and higher gross margin.

Fisher-Price Brands US gross sales were $223.9 million in the second quarter of 2010, up $8.1 million or 4%, as compared to $215.8 million in 2009. Within this segment, gross sales of Fisher-Price® Friends products increased 45%, driven primarily by the addition of products supporting the new Thomas and Friends® property, and gross sales of Core Fisher-Price® products decreased 1%. Fisher-Price Brands US segment income decreased $1.9 million, from $22.6 million in the second quarter of 2009 to $20.7 million in 2010, driven primarily by lower gross margin.

American Girl Brands gross sales were $58.9 million in the second quarter of 2010, as compared to $61.0 million in 2009, primarily as a result of last year’s second quarter launch of Rebecca™ and a slightly earlier Easter this year, partially offset by continued strong sales of Lanie™, the 2010 Girl of the Year®, and the benefit from the new American Girl® store in Denver, Colorado. American Girl Brands segment loss increased $0.7 million, from $2.5 million in the second quarter of 2009 to $3.2 million in 2010, driven primarily by lower sales volume.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the second quarter of 2010 versus 2009:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	9	(5)
Europe	7	(7)
Latin America	1	(10)
Asia Pacific	28	6
Other	21	9

International gross sales were $529.6 million in the second quarter of 2010, up $44.1 million or 9%, as compared to 2009, with unfavorable changes in currency exchange rates of 5 percentage points. Gross sales of Mattel Girls & Boys Brands increased 11%, with unfavorable changes in currency exchange rates of 5 percentage points. Gross sales of Barbie® products increased 1%, with unfavorable changes in currency exchange rates of 6 percentage points. Gross sales of Other Girls products decreased 7%, with unfavorable changes in currency exchange rates of 5 percentage points, driven primarily by decreased sales of Hannah Montana®, Polly Pocket®, and High School Musical® products, partially offset by increased sales of Disney Princess™ products. Gross sales of Wheels products were flat, with unfavorable changes in currency exchange rates of 1 percentage point. Gross sales of Entertainment products increased 40%, with unfavorable changes in currency exchange rates of 8 percentage points, driven primarily by sales of Toy Story® 3 products and continued momentum from other new entertainment products, including WWE® Wrestling, as well as increased sales of games products. Gross sales of Fisher-Price Brands increased 5%, with unfavorable changes in currency exchange rates of 5 percentage points. Gross sales of Fisher-Price® Friends products increased 25%, with unfavorable changes in currency exchange rates of 10 percentage points, driven primarily by the addition of products supporting the new Thomas and Friends® property, as well as increased sales of Disney products. Gross sales of Core Fisher-Price® products increased 1%, with unfavorable changes in currency exchange rates of 5 percentage points. International segment income increased by $40.1 million from $27.3 million in the second quarter of 2009 to $67.4 million in 2010, driven primarily by higher sales volume and higher gross margin.

Results of Operations—First Half

Consolidated Results

Net sales for the first half of 2010 were $1.90 billion, up 13% as compared to $1.68 billion in 2009, with no impact from changes in currency exchange rates. Net income for the first half of 2010 was $76.4 million, or $0.21 per diluted share, as compared to a net loss of $29.5 million, or $0.08 per diluted share, in 2009. Net income for the first half of 2010 was positively impacted by higher sales and gross margin improvement, partially offset by higher advertising and promotion expenses and higher other selling and administrative expenses.

The following table provides a summary of Mattel’s consolidated results for the first half of 2010 and 2009 (in millions, except percentage and basis point information):

	For the Six Months Ended June 30,				Year/Year Change
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,898.6	100.0%	$1,683.8	100.0%	13%	—

Gross profit	$921.5	48.5%	$751.9	44.7%	23%	380
Advertising and promotion expenses	196.0	10.3	173.9	10.3	13%	—
Other selling and administrative expenses	610.8	32.2	600.7	35.7	2%	–350

Operating income (loss)	114.7	6.0	(22.7)	–1.3	605%	730
Interest expense	27.1	1.4	33.4	2.0	–19%	– 60
Interest (income)	(5.2)	–0.3	(6.0)	–0.4	–13%	10
Other non-operating (income), net	(2.6)		(8.5)

Income (loss) before income taxes	$95.4	5.0%	$(41.6)	–2.5%	329%	750

Sales

Net sales for the first half of 2010 were $1.90 billion, up 13% as compared to $1.68 billion in 2009, with no impact from changes in currency exchange rates. Gross sales within the US increased 15% in the first half of

2010, as compared to 2009, and accounted for 53% of consolidated gross sales in the first half of 2010, as compared to 52% in 2009. Gross sales in international markets increased 10% in the first half of 2010, as compared to 2009, with no impact from changes in currency exchange rates.

Worldwide gross sales of Mattel Girls & Boys Brands increased 17% in the first half of 2010 to $1.23 billion, with no impact from changes in currency exchange rates. Domestic gross sales of Mattel Girls & Boys Brands increased 27% and international gross sales increased 11%, with favorable changes in currency exchange rates of 1 percentage point. Worldwide gross sales of Barbie® increased 5%, with unfavorable changes in currency exchange rates of 1 percentage point. Domestic gross sales of Barbie® increased 14% and international gross sales increased 1%, with favorable changes in currency exchange rates of 1 percentage point. Worldwide gross sales of Other Girls products increased 11%, with favorable changes in currency exchange rates of 1 percentage point, driven primarily by increased sales of Disney Princess™ products, partially offset by decreased sales of High School Musical® and Hannah Montana® products internationally. Worldwide gross sales of Wheels products increased 4%, with favorable changes in currency exchange rates of 1 percentage point, driven primarily by increased sales of Hot Wheels® products, partially offset by declines of other Wheels products not continuing into 2010. Worldwide gross sales of Hot Wheels® increased 10%, with favorable changes in currency exchange rates of 2 percentage points. Worldwide gross sales of Entertainment products increased 49%, with unfavorable changes in currency exchange rates of 1 percentage point, driven primarily by sales of Toy Story® 3 products and continued momentum from other new entertainment properties, including WWE® Wrestling, as well as increased sales of games products.

Worldwide gross sales of Fisher-Price Brands increased 7% in the first half of 2010 to $701.4 million, with no impact from changes in currency exchange rates. Domestic gross sales of Fisher-Price Brands increased 5% and international gross sales increased 10%, with no impact from changes in currency exchange rates. Worldwide gross sales of Core Fisher-Price® increased 2%, with no impact from changes in currency exchange rates. Domestic gross sales of Core Fisher-Price® were flat and international gross sales increased 5%, with no impact from changes in currency exchange rates. Worldwide gross sales of Fisher-Price® Friends increased 39%, with unfavorable changes in currency exchange rates of 3 percentage points, driven primarily by the addition of products supporting the new Thomas and Friends® property, as well as increased sales of Disney and Dora the Explorer® products. Domestic gross sales of Fisher-Price® Friends increased 40% and international gross sales increased 38%, with unfavorable changes in currency exchange rates of 5 percentage points.

American Girl Brands gross sales increased 1% in the first half of 2010 to $129.1 million, primarily due to strong sales of Lanie™, the 2010 Girl of the Year®, and the benefit from the new American Girl® store in Denver, Colorado.

Cost of Sales

Cost of sales as a percentage of net sales was 51.5% in the first half of 2010, as compared to 55.3% in 2009. Cost of sales increased by $45.2 million, or 5%, from $931.9 million in the first half of 2009 to $977.1 million in 2010, as compared to a 13% increase in net sales. On an overall basis, cost of sales as a percentage of net sales decreased due to lower product costs and cost savings from Mattel’s Global Cost Leadership program, partially offset by higher royalty expense as a result of increased sales of products tied to licensed properties. Within cost of sales, royalty expense increased $33.6 million, or 64%, from $52.5 million in the first half of 2009 to $86.1 million in 2010; product costs increased by $10.2 million, or 1%, from $764.7 million in the first half of 2009 to $774.9 million in 2010; and freight and logistics expenses increased by $1.4 million, or 1%, from $114.7 million in the first half of 2009 to $116.1 million in 2010.

Gross Profit

Gross profit as a percentage of net sales was 48.5% in the first half of 2010 as compared to 44.7% in 2009. The increase in gross profit as a percentage of net sales was primarily due to lower product costs, price increases, and savings from Mattel’s Global Cost Leadership program, partially offset by higher royalty expense as a result of increased sales of products tied to licensed properties. Mattel continues to expect pressure on input costs in its gross margin beginning in the second half of 2010 given the current commodity and labor cost environments relative to year ago levels.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 10.3% of net sales in the first half of 2010, as compared to 2009.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $610.8 million, or 32.2% of net sales, in the first half of 2010 as compared to $600.7 million, or 35.7% of net sales, in 2009. The dollar increase is primarily due to higher employee-related costs, including incentive compensation accruals and merit increases, and higher legal-related costs, partially offset by lower legal settlement-related costs and net cost savings related to Mattel’s Global Cost Leadership program.

Non-Operating Income (Expense)

Interest expense decreased from $33.4 million in the first half of 2009 to $27.1 million in 2010, driven primarily by lower average borrowings and lower average interest rates. Interest income decreased from $6.0 million in the first half of 2009 to $5.2 million in 2010, driven primarily by lower average interest rates, partially offset by higher average invested cash balances. Other non-operating income decreased from $8.5 million in the first half of 2009 to $2.6 million in 2010, driven primarily by lower foreign currency exchange gains.

Provision for Income Taxes

Mattel’s income tax provision was $19.0 million in the first half of 2010, as compared to an income tax benefit of $12.1 million in 2009. Mattel recognized discrete tax benefits of $4.3 million and $2.5 million during the first half of 2010 and 2009, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

During the first half of 2010, Mattel reached a resolution with the IRS regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s consolidated financial statement for the first half of 2010.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $549.0 million in the first half of 2010, up $115.4 million or 27%, as compared to $433.6 million in 2009. Within this segment, gross sales of Barbie® products increased 14% and gross sales of Other Girls products increased 28%, driven primarily by increased sales of Disney Princess™ products. Gross sales of Wheels products increased 6%, driven primarily by increased sales of Hot Wheels® products. Gross sales of Entertainment products increased 62%, driven primarily by sales of Toy Story® 3 products and continued momentum from other new entertainment properties, including WWE® Wrestling. Mattel Girls & Boys Brands US segment income increased $64.7 million, from $31.9 million in the first half of 2009 to $96.6 million in 2010, driven primarily by higher sales volume and higher gross margin, partially offset by higher advertising and promotion expenses.

Fisher-Price Brands US gross sales were $407.1 million in the first half of 2010, up $21.0 million or 5%, as compared to $386.1 million in 2009. Within this segment, gross sales of Fisher-Price® Friends products increased 40%, driven primarily by the addition of products supporting the new Thomas and Friends® property and increased sales of Dora the Explorer® products. Gross sales of Core Fisher-Price® products was flat with 2009. Fisher-Price Brands US segment income increased $14.4 million, from $18.6 million in the first half of 2009 to $33.0 million in 2010, driven primarily by higher sales volume and higher gross margin.

American Girl Brands gross sales were $129.1 million in the first half of 2010, as compared to $127.5 million in 2009, primarily due to strong sales of Lanie™, the 2010 Girl of the Year®, and the benefit from the new American Girl® store in Denver, Colorado. American Girl Brands segment loss decreased $5.0 million, from $5.2 million in the first half of 2009 to $0.2 million in 2010, driven primarily by higher sales volume and higher gross margin.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first half of 2010 versus 2009:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	10	—
Europe	8	(1)
Latin America	4	(6)
Asia Pacific	30	10
Other	15	11

International gross sales were $977.1 million in the first half of 2010, up $92.1 million or 10%, as compared to 2009, with no impact from changes in currency exchange rates. Gross sales of Mattel Girls & Boys Brands increased 11% in the first half of 2010, with favorable changes in currency exchange rates of 1 percentage point. Gross sales of Barbie® increased 1%, with favorable changes in currency exchange rates of 1 percentage point. Gross sales of Other Girls products was flat with 2009, with favorable changes in currency exchange rates of 3 percentage points. Increased sales of Disney Princess™ products were partially offset by decreased sales of High School Musical® and Hannah Montana® products. Gross sales of Wheels products increased 3%, with favorable changes in currency exchange rates of 2 percentage points, driven primarily by increased sales of Hot Wheels® products, partially offset by decreased sales of other Wheels products not continuing into 2010. Gross sales of Entertainment products increased 40%, with unfavorable changes in currency exchange rates of 1 percentage point, driven primarily by sales of Toy Story® 3 products and continued momentum from other new entertainment properties, including WWE® Wrestling, as well as increased sales of games products. Gross sales of Fisher-Price Brands increased 10% in the first half of 2010, with no impact from changes in currency exchange rates. Gross sales of Core Fisher-Price® products increased 5%, with no impact from changes in currency exchange rates. Gross sales of Fisher-Price® Friends products increased 38%, with unfavorable changes in currency exchange rates of 5 percentage points, driven primarily by the addition of products supporting the new Thomas and Friends® property and increased sales of Disney products. International segment income increased $70.7 million from $36.6 million in the first half of 2009 to $107.3 million in 2010, driven primarily by higher sales volume and higher gross margins, partially offset by higher advertising and promotion expenses.

Global Cost Leadership Program

In mid-2008, Mattel initiated its Global Cost Leadership program, which is designed to improve operating efficiencies and leverage Mattel’s global scale to improve profitability and operating cash flows. The major initiatives within Mattel’s Global Cost Leadership program include:

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

During the second quarter of 2010, Mattel realized approximately $12 million of year-over-year incremental gross cost savings before severance charges of approximately $9 million (or approximately $3 million in net cost savings). Of the gross cost savings realized during the second quarter of 2010, approximately $5 million is reflected within gross profit, approximately $4 million within other selling and administrative expenses, and approximately $3 million within advertising and promotion expenses.

During the first half of 2010, Mattel realized approximately $29 million of year-over-year incremental gross cost savings before severance charges of approximately $11 million (or approximately $18 million in net cost savings). Of the gross cost savings realized during the first half of 2010, approximately $16 million is reflected within gross profit, approximately $9 million within other selling and administrative expenses, and approximately $4 million within advertising and promotion expenses.

Through June 30, 2010, the Global Cost Leadership program has generated approximately $182 million of cumulative annual net cost savings. Mattel expects to meet its 2010 goal of approximately $180 million to $200 million of cumulative annual net cost savings.

Income Taxes

Mattel’s provision for income taxes was $18.9 million in the first half of 2010, as compared to an income tax benefit of $12.1 million for the first half 2009. Mattel recognized discrete tax benefits of $4.3 million and $2.5 million during the first half of 2010 and 2009, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Mattel expects its full year 2010 effective tax rate to be approximately 24 to 25 percent.

During the first half of 2010, Mattel reached a resolution with the IRS regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s consolidated financial statement for the first half of 2010.

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

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of the year cash and equivalents, cash flows from operations, and access to its $1.08 billion domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. As of June 30, 2010, Mattel had available incremental borrowing resources totaling $1.08 billion under this unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

Mattel monitors the third-party depository institutions that hold the company’s cash and equivalents. Mattel’s emphasis is primarily on safety and liquidity of principal, and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize risks.

Mattel is subject to credit risks relating to the ability of its counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and nonperformance have been considered in the fair value measurements of Mattel’s foreign currency forward exchange contracts. Mattel closely monitors its counterparties and takes action, as necessary, to manage its counterparty credit risk.

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

Operating Activities

Cash flows used for operating activities were $372.1 million in the first half of 2010, as compared to $349.8 million in 2009. The increase in cash flows used for operating activities was primarily due to the absence of accounts receivable being sold during the second quarter of 2010, and higher working capital requirements, partially offset by higher profitability.

Investing Activities

Cash flows used for investing activities in the first half of 2010 were $97.3 million, as compared to $8.7 million provided by investing activities in the first half of 2009. Cash flows used for investing activities were higher in the first half of 2010 primarily due to the absence of proceeds received from the redemption of a money market investment fund of approximately $67 million during 2009 and higher net payments relating to settled foreign currency forward exchange contracts.

Financing Activities

Cash flows used for financing activities in the first half of 2010 were $99.1 million, as compared to $143.3 million provided by financing activities in the first half of 2009. The increase in cash flows used for financing activities was primarily due to higher share repurchases and lower net borrowings.

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

The credit facility contains a variety of covenants, including financial covenants that Mattel is required to meet at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the second quarter of 2010. As of June 30, 2010, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 0.7 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 15.7 to 1 (compared to a minimum required of 3.50 to 1).

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

In April 2010, a major credit rating agency changed Mattel’s long-term credit rating from BBB- to BBB and short-term credit rating from A-3 to A-2, and maintained its outlook at stable. In May 2010, another major credit rating agency changed Mattel’s long-term credit rating from BBB to BBB+ and its outlook from stable to positive.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	June 30, 2010	June 30, 2009	December 31, 2009
	(In millions)
Receivables sold pursuant to the:
Domestic receivables facility	$—	$81.0	$299.7
Other factoring arrangements	—	—	33.4

	$—	$81.0	$333.1

During the three and six months ended June 30, 2010, Mattel did not sell accounts receivable under the receivable sales facility or other factoring arrangements.

Financial Position

Mattel’s cash and equivalents decreased by $572.1 million to $544.9 million at June 30, 2010, as compared to December 31, 2009. The decrease was driven primarily by the timing and amount of accounts payable and accrued liabilities payments, seasonal increases in inventory, $111.2 million of share repurchases, $57.5 million of purchases of tools, dies, and molds, and other property, plant, and equipment, and a $40.0 million scheduled repayment of Medium-term notes, partially offset by proceeds received from the exercise of stock options.

Accounts payable and accrued liabilities decreased by $205.9 million to $762.6 million at June 30, 2010, as compared to December 31, 2009. The decrease was driven primarily by the timing and amount of payments of various accrued liability balances, including incentive compensation, royalties, and advertising obligations.

The current portion of long-term debt increased $200.0 million to $250.0 million at June 30, 2010, as compared to $50.0 million at December 31, 2009, due to a $40.0 million scheduled repayment of Medium-term notes in May 2010, offset by the reclassification of $200.0 million of 2006 Senior Notes and $40.0 million of Medium-term notes from noncurrent to current.

A summary of Mattel’s capitalization is as follows:

	June 30, 2010		June 30, 2009		December 31, 2009
	(In millions, except percentage information)
Medium-term notes	$110.0	3%	$160.0	5%	$150.0	4%
2006 Senior Notes	—	—	200.0	6	200.0	5
2008 Senior Notes	350.0	10	350.0	10	350.0	10

Total noncurrent long-term debt	460.0	13	710.0	21	700.0	19
Other noncurrent liabilities	481.0	14	550.4	16	488.7	13
Stockholders’ equity	2,507.0	73	2,169.7	63	2,531.0	68

	$3,448.0	100%	$3,430.1	100%	$3,719.7	100%

Total noncurrent long-term debt decreased by $240.0 million at June 30, 2010, as compared to December 31, 2009, due to the reclassification of $200.0 million of 2006 Senior Notes and $40.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed.

Other noncurrent liabilities decreased $69.4 million at June 30, 2010, as compared to June 30, 2009, due primarily to decreases in long-term defined benefit pension plan obligations.

Stockholders’ equity of $2.51 billion increased $337.3 million from June 30, 2009, primarily as a result of net income, partially offset by the payment of the annual dividend in the fourth quarter of 2009, unfavorable currency translation adjustment, and share repurchases in the second quarter of 2010.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, decreased from 32.7% at June 30, 2009 to 22.1% at June 30, 2010 due to the aforementioned increase in stockholders’ equity and decrease in debt. Mattel’s objective is to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2009, and did not change during the first half of 2010.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$653,159	$540,571	$1,226,271	$1,044,595
Fisher-Price Brands	385,167	369,937	701,360	653,672
American Girl Brands	58,880	61,040	129,086	127,470
Other	4,839	3,487	5,602	6,437

Gross sales	1,102,045	975,035	2,062,319	1,832,174
Sales adjustments	(83,542)	(76,838)	(163,734)	(148,331)

Net sales	$1,018,503	$898,197	$1,898,585	$1,683,843

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures for the second quarter of 2010 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, and Mexican peso.

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

Risks Associated with Venezuelan Operations

Mattel’s pricing decisions in Venezuela are intended to mitigate the risks of government imposed currency controls and significant inflation by aligning Mattel’s prices with its expectations of the local currency cost of acquiring inventory and distributing earnings in US dollars. Mattel applies to the Venezuelan government’s Foreign Exchange Administrative Commission, CADIVI, for the conversion of local currency to US dollars at the official exchange rate. Through May 17, 2010, for US dollar needs exceeding conversions obtained through CADIVI, the parallel exchange market, with rates substantially less favorable than the official exchange rate, was used to obtain US dollars without approval from CADIVI.

At December 31, 2009, Mattel changed the rate it used to translate its Venezuelan subsidiary’s transactions and balances from the official exchange rate to the parallel exchange rate, which was quoted at 5.97 Venezuelan bolivar fuertes per US dollar on December 31, 2009. The resulting foreign currency translation adjustment of approximately $15 million increased accumulated other comprehensive loss within stockholders’ equity as of December 31, 2009. Mattel’s considerations for changing the rate included indications that the Venezuelan government is not likely to continue to provide substantial currency exchange at the official rate for companies importing discretionary products, such as toys, difficulties in obtaining approval for the conversion of local currency to US dollars at the official exchange rate (for imported products and dividends), delays in previously obtained approvals being honored by CADIVI, and Mattel’s 2009 repatriation of dividends from its Venezuelan subsidiary at the parallel exchange rate.

Effective January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela, using a blend of the Consumer Price Index associated with the city of Caracas and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela), exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary uses the US dollar as its functional currency. As a result of the change to a US dollar functional currency, monetary assets and liabilities denominated in Venezuelan bolivar fuertes generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the US dollar.

On January 11, 2010, the Venezuelan government devalued the Venezuelan bolivar fuerte and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 Venezuelan bolivar fuerte per US dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with Mattel’s products falling into the non-essential category. The devaluation is not expected to materially impact Mattel’s 2010 consolidated financial statements, and had no impact on Mattel’s consolidated financial statements during the three and six months ended June 30, 2010.

On May 17, 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations (“the exchange control regulations”) to close down the parallel exchange market. On June 9, 2010, the Venezuelan government enacted additional reforms to its exchange control regulations and introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). Foreign currency exchange transactions not conducted through CADIVI or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Venezuelan bolivar fuerte to US dollar, currently limiting such activity to a maximum equivalent of $350 thousand per month. As a result of the enactment of the reforms to the exchange control regulations, Mattel changed the rate it uses to remeasure Venezuelan bolivar fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.30 Venezuelan bolivar fuertes per US dollar on June 30, 2010. The net gain resulting from the remeasurement of Venezuelan bolivar fuerte-denominated transactions to the SITME rate specified by the BCV increased pre-tax income by approximately $4 million during the three months ended June 30, 2010.

Mattel’s Venezuelan subsidiary had approximately $21 million of net monetary assets denominated in Venezuelan bolivar fuertes as of June 30, 2010. For every $10 million of net monetary assets denominated in Venezuelan bolivar fuertes, a 1% increase/(decrease) in the foreign currency exchange rate would decrease/(increase) Mattel’s pre-tax income by approximately $100 thousand. While Mattel’s level of net monetary assets denominated in Venezuelan bolivar fuertes will vary from one period to another based on operating cycles and seasonality, Mattel does not expect future remeasurement adjustments to be material to Mattel’s consolidated financial statements. During the three and six months ended June 30, 2010, Mattel’s Venezuelan subsidiary generated less than 1% of Mattel’s consolidated net sales.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended June 30, 2010.

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

Recent Sales of Unregistered Securities

During the second quarter of 2010, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the second quarter of 2010:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—30
Repurchase program (1)	2,000	$23.02	2,000	$410,278,876
Employee transactions (2)	33	22.61	N/A	N/A
May 1—31
Repurchase program (1)	4,564,262	22.16	4,564,262	309,138,690
Employee transactions (2)	182	21.66	N/A	N/A
June 1—30
Repurchase program (1)	476,700	21.00	476,700	299,126,274
Employee transactions (2)	106	21.28	N/A	N/A

Total
Repurchase program (1)	5,042,962	$22.05	5,042,962	299,126,274
Employee transactions (2)	321	21.63	N/A	N/A

(1)	Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

10.1*	Form Notice of Grant and Grant Agreement for Restricted Stock Units to Non-Employee Directors under the 2010 Equity and Long-Term Compensation Plan

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated July 28, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated July 28, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated July 28, 2010 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

By:
H. Scott Topham
Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: July 28, 2010