Form 10-Q
period 2010-09-30
MATTEL INC /DE/
filed 2010-10-27
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of October 22, 2010:

358,829,360 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	September 30, 2009	December 31, 2009
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$960,545	$323,718	$1,116,997
Accounts receivable, net	1,550,016	1,450,320	749,335
Inventories	741,433	606,019	355,663
Prepaid expenses and other current assets	313,747	323,435	332,624

Total current assets	3,565,741	2,703,492	2,554,619

Noncurrent Assets
Property, plant, and equipment, net	478,083	513,160	504,808
Goodwill	824,799	826,816	828,468
Other noncurrent assets	890,224	945,599	892,660

Total Assets	$5,758,847	$4,989,067	$4,780,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$5,454	$159,292	$1,950
Current portion of long-term debt	250,000	50,000	50,000
Accounts payable	466,048	406,436	350,675
Accrued liabilities	672,164	709,829	617,881
Income taxes payable	52,160	11,115	40,368

Total current liabilities	1,445,826	1,336,672	1,060,874

Noncurrent Liabilities
Long-term debt	960,000	710,000	700,000
Other noncurrent liabilities	495,879	536,697	488,692

Total noncurrent liabilities	1,455,879	1,246,697	1,188,692

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,684,274	1,638,563	1,684,694
Treasury stock at cost; 81.9 million shares, 80.2 million shares, and 79.5 million shares, respectively	(1,611,897)	(1,569,386)	(1,555,046)
Retained earnings	2,699,432	2,286,112	2,339,506
Accumulated other comprehensive loss	(356,036)	(390,960)	(379,534)

Total stockholders’ equity	2,857,142	2,405,698	2,530,989

Total Liabilities and Stockholders’ Equity	$5,758,847	$4,989,067	$4,780,555

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,833,056	$1,791,875	$3,731,641	$3,475,718
Cost of sales	895,525	873,260	1,872,642	1,805,171

Gross Profit	937,531	918,615	1,858,999	1,670,547
Advertising and promotion expenses	201,636	197,106	397,655	370,990
Other selling and administrative expenses	377,264	385,055	988,050	985,799

Operating Income	358,631	336,454	473,294	313,758
Interest expense	13,843	19,317	40,910	52,723
Interest (income)	(1,842)	(1,510)	(7,076)	(7,513)
Other non-operating expense (income), net	11	14,014	(2,518)	5,548

Income Before Income Taxes	346,619	304,633	441,978	263,000
Provision for income taxes	63,357	74,791	82,299	62,675

Net Income	$283,262	$229,842	$359,679	$200,325

Net Income Per Common Share—Basic	$0.78	$0.63	$0.98	$0.55

Weighted average number of common shares	360,608	360,843	362,245	359,513

Net Income Per Common Share—Diluted	$0.77	$0.63	$0.97	$0.55

Weighted average number of common and potential common shares	363,483	361,925	365,370	360,330

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$359,679	$200,325
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	113,192	112,812
Amortization	11,556	13,719
Asset impairments	15,444	10,332
Deferred income taxes	(6,404)	(27,086)
Share-based compensation	44,800	35,030
(Decrease) increase from changes in assets and liabilities:
Accounts receivable	(779,197)	(545,404)
Inventories	(371,199)	(81,242)
Prepaid expenses and other current assets	23,064	(31,698)
Accounts payable, accrued liabilities, and income taxes payable	162,587	23,155
Other, net	(1,152)	(28,750)

Net cash flows used for operating activities	(427,630)	(318,807)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(59,458)	(57,615)
Purchases of other property, plant, and equipment	(35,672)	(32,837)
Proceeds from sale of investments	—	67,134
Proceeds from sale of other property, plant, and equipment	2,387	454
Proceeds from foreign currency forward exchange contracts	3,571	20,214

Net cash flows used for investing activities	(89,172)	(2,650)

Cash Flows From Financing Activities:
Payments of short-term borrowings	(1,950)	(294,392)
Proceeds from short-term borrowings	5,454	453,090
Payments of long-term borrowings	(40,000)	(140,000)
Net proceeds from long-term borrowings	494,137	—
Payment of credit facility renewal costs	—	(11,237)
Share repurchases	(152,601)	—
Proceeds from exercise of stock options	51,201	20,601
Other, net	(424)	(7,064)

Net cash flows provided by financing activities	355,817	20,998

Effect of Currency Exchange Rate Changes on Cash	4,533	6,483

Decrease in Cash and Equivalents	(156,452)	(293,976)
Cash and Equivalents at Beginning of Period	1,116,997	617,694

Cash and Equivalents at End of Period	$960,545	$323,718

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

Accounts receivable are net of allowances for doubtful accounts of $23.7 million, $38.3 million, and $24.5 million as of September 30, 2010, September 30, 2009, and December 31, 2009, respectively.

3.	Inventories

Inventories include the following:

	September 30, 2010	September 30, 2009	December 31, 2009
	(In thousands)
Raw materials and work in process	$100,870	$65,247	$47,991
Finished goods	640,563	540,772	307,672

	$741,433	$606,019	$355,663

4.	Property, Plant, and Equipment

Property, plant, and equipment, net include the following:

	September 30, 2010	September 30, 2009	December 31, 2009
	(In thousands)
Land	$26,762	$26,613	$26,664
Buildings	246,900	241,268	242,360
Machinery and equipment	796,865	773,192	775,129
Tools, dies, and molds	586,478	587,664	577,418
Capital leases	23,271	23,271	23,271
Leasehold improvements	174,737	176,909	178,218

	1,855,013	1,828,917	1,823,060
Less: accumulated depreciation	(1,376,930)	(1,315,757)	(1,318,252)

	$478,083	$513,160	$504,808

5.	Goodwill

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment level, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands, and International. Mattel tests its goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based on the fair value of the cash flows that the reporting units can be expected to generate in the future. In the third quarter of 2010, Mattel performed the annual impairment tests and determined that goodwill was not impaired since, for each of the reporting units, the fair value of the reporting unit substantially exceeded its carrying amount.

The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2010 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact for the US reporting units.

	December 31, 2009	Impact of Currency Exchange Rate Changes	September 30, 2010
	(In thousands)
Mattel Girls Brands US	$32,082	$(823)	$31,259
Mattel Boys Brands US	130,737	(64)	130,673
Fisher-Price Brands US	216,080	(162)	215,918
American Girl Brands	207,571	—	207,571
International	241,998	(2,620)	239,378

	$828,468	$(3,669)	$824,799

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	September 30, 2010	September 30, 2009	December 31, 2009
	(In thousands)
Deferred income taxes	$484,831	$541,588	$481,240
Nonamortizable identifiable intangibles	122,223	122,223	122,223
Identifiable intangibles (net of amortization of $61.3 million, $66.8 million, and $69.5 million, respectively)	78,428	92,984	93,546
Other	204,742	188,804	195,651

	$890,224	$945,599	$892,660

7.	Accrued Liabilities

Accrued liabilities include the following:

	September 30, 2010	September 30, 2009	December 31, 2009
	(In thousands)
Advertising and promotion	$140,781	$116,192	$47,913
Royalties	87,523	71,510	73,467
Taxes other than income taxes	83,615	93,752	70,817
Derivatives payable	14,843	42,496	21,032
Other	345,402	385,879	404,652

	$672,164	$709,829	$617,881

8.	Product Recalls

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

Following the announcement of the 2007 Product Recalls, a number of lawsuits were filed against Mattel with respect to the recalled products, which are more fully described in Note 14 to the Consolidated Financial Statements in Mattel’s 2009 Annual Report on Form 10-K and Note 23, “Contingencies,” of this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2009, Mattel recorded charges of $5.4 million and $27.4 million, respectively, to reserve for the settlement of a portion of the above-described product liability related litigation. During the nine months ended September 30, 2010, Mattel reduced its estimate of these settlement costs, which had the effect of reducing other selling and administrative expenses by $8.7 million, primarily based on actual experience under the settlement program. Additionally, Mattel recorded a $6.0 million benefit during the nine months ended September 30, 2009 and a $4.8 million benefit during the three and nine months ended September 30, 2010 from insurance recoveries of costs incurred in connection with product liability-related litigation.

On September 30, 2010, Fisher-Price, Inc., a subsidiary of Mattel, in cooperation with the US Consumer Product Safety Commission and Health Canada, voluntarily recalled certain products in the US and international markets. These recalls resulted in a total reduction to operating income of $7.6 million for the three and nine months ended September 30, 2010, which is based on estimates such as the expected levels of affected products at retail and historical consumer return rates.

Although management is not aware of any additional quality or safety issues that are likely to result in material recalls or withdrawals, there can be no assurance that issues will not be identified in the future.

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

In connection with the Global Cost Leadership program, Mattel recorded severance and other termination-related charges of $1.7 million and $12.8 million during the three and nine months ended September 30, 2010, respectively, and $18.1 million and $25.3 million during the three and nine months ended September 30, 2009, respectively, which are included in other selling and administrative expenses.

The following table summarizes Mattel’s severance and other termination costs activity for the nine months ended September 30, 2010 and 2009:

	Reserves at December 31, 2009	Additional Expenses Incurred	Payments	Reserves at September 30, 2010
	(In thousands)
Severance	$18,783	$12,772	$(22,377)	$9,178
Other termination costs	225	10	(80)	155

	$19,008	$12,782	$(22,457)	$9,333

	Reserves at December 31, 2008	Additional Expenses Incurred	Payments	Reserves at September 30, 2009
	(In thousands)
Severance	$17,115	$25,075	$(20,851)	$21,339
Other termination costs	881	257	(630)	508

	$17,996	$25,332	$(21,481)	$21,847

10.	Long-term Debt

Long-term debt includes the following:

	September 30, 2010	September 30, 2009	December 31, 2009
	(In thousands)
Medium-term notes due October 2010 to November 2013	$160,000	$210,000	$200,000
2006 Senior Notes due June 2011	200,000	200,000	200,000
2008 Senior Notes due March 2013	350,000	350,000	350,000
2010 Senior Notes due October 2020 and October 2040	500,000	—	—

	1,210,000	760,000	750,000
Less: current portion	(250,000)	(50,000)	(50,000)

	$960,000	$710,000	$700,000

In September 2010, Mattel issued $250.0 million of unsecured 4.35% senior notes (“4.35% Senior Notes”) due October 1, 2020 and $250.0 million of unsecured 6.20% senior notes (“6.20% Senior Notes”) due October 1, 2040 (collectively, “2010 Senior Notes”). Interest on the 2010 Senior Notes is payable semi-annually beginning April 1, 2011. Mattel may redeem all or part of the 2010 Senior Notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 25 basis points in respect of the 4.35% Senior Notes and 40 basis points in respect of the 6.20% Senior Notes.

In November 2009 and May 2010, Mattel repaid $10.0 million and $40.0 million, respectively, of its Medium-term notes in connection with their scheduled maturities.

11.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	September 30, 2010	September 30, 2009	December 31, 2009
	(In thousands)
Benefit plan liabilities	$252,084	$267,899	$255,234
Noncurrent tax liabilities	112,430	135,134	108,600
Other	131,365	133,664	124,858

	$495,879	$536,697	$488,692

12.	Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Net income	$283,262	$229,842	$359,679	$200,325
Currency translation adjustments	104,792	(2,272)	(1,850)	60,802
Defined benefit pension plans net prior service cost and net actuarial loss	2,578	3,902	7,163	6,429
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(12,639)	(11,039)	15,099	(18,439)
Reclassification adjustment for realized (gains) losses included in net income	(2,588)	(5,379)	3,086	(9,117)

	(15,227)	(16,418)	18,185	(27,556)

	$375,405	$215,054	$383,177	$240,000

The components of accumulated other comprehensive loss are as follows:

	September 30, 2010	September 30, 2009	December 31, 2009
	(In thousands)
Currency translation adjustments	$(224,491)	$(214,049)	$(222,641)
Defined benefit pension and other postretirement plans, net of tax	(134,854)	(154,284)	(142,017)
Net unrealized gain (loss) on derivative instruments, net of tax	3,309	(22,627)	(14,876)

	$(356,036)	$(390,960)	$(379,534)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. For the nine months ended September 30, 2010, currency translation adjustments resulted in a net loss of $1.9 million, with losses primarily from the weakening of the Euro and British pound sterling against the US dollar, partially offset from the strengthening of the Mexican peso and Brazilian real against the US dollar. For the nine months ended September 30, 2009, currency translation adjustments resulted in a net gain of $60.8 million, with gains primarily from the strengthening of the Euro, Brazilian real, British pound sterling, Chilean peso, and Indonesian rupiah against the US dollar.

13.	Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of September 30, 2010, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.17 billion.

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

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		September 30, 2010	September 30, 2009	December 31, 2009
			(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$10,672	$8,894	$7,008
Foreign currency forward exchange contracts	Other noncurrent assets	589	972	962

Total derivatives designated as hedging instruments		$11,261	$9,866	$7,970

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$715	$—	$2,222

Total		$11,976	$9,866	$10,192

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		September 30, 2010	September 30, 2009	December 31, 2009
			(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$14,843	$38,904	$21,032
Foreign currency forward exchange contracts	Other noncurrent liabilities	2,762	4,002	19

Total derivatives designated as hedging instruments		$17,605	$42,906	$21,051

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$—	$3,592	$—

Total		$17,605	$46,498	$21,051

The following tables present the classification and amount of gains and losses, net of taxes, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended September 30, 2010		For the Three Months Ended September 30, 2009		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(12,639)	$2,588	$(11,039)	$5,379	Cost of sales

	For the Nine Months Ended September 30, 2010		For the Nine Months Ended September 30, 2009		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$15,099	$(3,086)	$(18,090)	$10,667	Cost of sales
Interest rate swaps	—	—	(349)	(1,550)	Interest expense

Total	$15,099	$(3,086)	$(18,439)	$9,117

The net gain (loss) of $2.6 million and $(3.1) million reclassified from accumulated OCI to the statements of operations for the three and nine months ended September 30, 2010, respectively, and the net gains of $5.4 million and $9.1 million reclassified from accumulated OCI to the statements of operations for the three and nine months ended September 30, 2009, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$51,507	$13,619	Non-operating income/expense
Foreign currency forward exchange contracts	1,049	2,544	Cost of sales

Total	$52,556	$16,163

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(962)	$15,850	Non-operating income/expense
Foreign currency forward exchange contracts	2,997	3,078	Cost of sales

Total	$2,035	$18,928

The net gains of $52.6 million and $2.0 million recognized in the statements of operations for the three and nine months ended September 30, 2010, respectively, and the net gains of $16.2 million and $18.9 million recognized in the statements of operations for the three and nine months ended September 30, 2009, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

Mattel does not have any significant financial assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of September 30, 2010, September 30, 2009, or December 31, 2009. Mattel’s financial assets and liabilities measured using Level 2 inputs include the following:

	September 30, 2010	September 30, 2009	December 31, 2009
	(In thousands)
Assets:
Foreign currency forward exchange contracts	$11,976	$9,866	$10,192

Liabilities:
Foreign currency forward exchange contracts	$17,605	$46,498	$21,051

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

The estimated fair value of Mattel’s long-term debt, including the current portion, is $1.27 billion (compared to a carrying amount of $1.21 billion) as of September 30, 2010, $796.7 million (compared to a carrying amount of $760.0 million) as of September 30, 2009, and $794.7 million (compared to a carrying amount of $750.0 million) as of December 31, 2009. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
		(In thousands, except per share amounts)
BASIC
Net income	$283,262	$229,842	$359,679	$200,325
Less net income allocable to participating RSUs	(3,211)	(2,718)	(4,182)	(2,227)

Net income available for basic common shares	$280,051	$227,124	$355,497	$198,098

Weighted average common shares outstanding	360,608	360,843	362,245	359,513

Basic net income per common share	$0.78	$0.63	$0.98	$0.55

DILUTED
Net income	$283,262	$229,842	$359,679	$200,325
Less net income allocable to participating RSUs	(3,186)	(2,710)	(4,146)	(2,222)

Net income available for diluted common shares	$280,076	$227,132	$355,533	$198,103

Weighted average common shares outstanding	360,608	360,843	362,245	359,513
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	2,875	1,082	3,125	817

Weighted average number of common and potential common shares	363,483	361,925	365,370	360,330

Diluted net income per common share	$0.77	$0.63	$0.97	$0.55

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 3.7 million and 19.2 million shares were excluded from the calculation of diluted net income per common share for the three months ended September 30, 2010 and 2009, respectively, because they were antidilutive. Nonqualified stock options and non-participating RSUs totaling 2.4 million shares and 20.4 million shares were excluded from the calculation of diluted net income per common share for the nine months ended September 30, 2010 and 2009, respectively, because they were antidilutive.

17.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 7 to the Consolidated Financial Statements in its 2009 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Service cost	$3,002	$3,124	$9,034	$9,037
Interest cost	7,328	8,700	23,345	23,865
Expected return on plan assets	(6,316)	(7,782)	(20,768)	(22,636)
Amortization of prior service cost	1,047	557	1,924	1,301
Recognized actuarial loss	3,488	3,248	11,410	9,307

	$8,549	$7,847	$24,945	$20,874

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Service cost	$13	$9	$57	$62
Interest cost	111	368	1,365	1,696
Recognized actuarial (gain) loss	(259)	(175)	39	178

	$(135)	$202	$1,461	$1,936

During the nine months ended September 30, 2010, Mattel made cash contributions totaling approximately $12 million and $3 million to its defined benefit pension and postretirement benefit plans, respectively.

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

Compensation expense, included within other selling and administrative expenses, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Stock option compensation expense	$3,917	$3,931	$8,488	$8,726
RSU compensation expense	15,473	10,954	36,312	26,304

	$19,390	$14,885	$44,800	$35,030

Mattel recognized compensation expense of $7.3 million and $11.2 million during the three and nine months ended September 30, 2010, respectively, and $2.0 million and $3.0 million during the three and nine months ended September 30, 2009, respectively, which is included in the RSU compensation expense amounts noted above, for performance RSUs granted in connection with its January 1, 2008 – December 31, 2010 Long-Term Incentive Plan, which is more fully described in Note 10 to the Consolidated Financial Statements in its 2009 Annual Report on Form 10-K.

As of September 30, 2010, total unrecognized compensation cost related to unvested share-based payments totaled $83.5 million and is expected to be recognized over a weighted-average period of 2.0 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the nine months ended September 30, 2010 and 2009 was $51.2 million and $20.6 million, respectively.

19.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Design and development	$44,717	$43,787	$129,029	$127,696
Identifiable intangible asset amortization	2,431	2,601	7,532	7,916

20.	Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in non-operating income (expense), net in the consolidated statements of operations. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, and Mexican peso are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Operating income	$14,769	$34,000	$31,003	$63,125
Other non-operating income (expense), net	81	(12,259)	1,551	(3,635)

Net transaction gains	$14,850	$21,741	$32,554	$59,490

21.	Venezuelan Operations

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

On January 11, 2010, the Venezuelan government devalued the Venezuelan bolivar fuerte and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 Venezuelan bolivar fuerte per US dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with Mattel’s products falling into the non-essential category. The devaluation is not expected to materially impact Mattel’s 2010 consolidated financial statements, and had no impact on Mattel’s consolidated financial statements during the three and nine months ended September 30, 2010.

On May 17, 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations (“the exchange control regulations”) to close down the parallel exchange market. On June 9, 2010, the Venezuelan government enacted additional reforms to its exchange control regulations and introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). Foreign currency exchange transactions not conducted through CADIVI or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of

Venezuelan bolivar fuerte to US dollar, currently limiting such activity to a maximum equivalent of $350 thousand per month. As a result of the enactment of the reforms to the exchange control regulations, Mattel changed the rate it uses to remeasure Venezuelan bolivar fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.30 Venezuelan bolivar fuertes per US dollar on September 30, 2010. The net gain resulting from the remeasurement of Venezuelan bolivar fuerte-denominated transactions to the SITME rate specified by the BCV increased pre-tax income by approximately $0 million and $4 million during the three and nine months ended September 30, 2010, respectively.

Mattel’s Venezuelan subsidiary had approximately $22 million of net monetary assets denominated in Venezuelan bolivar fuertes as of September 30, 2010. For every $10 million of net monetary assets denominated in Venezuelan bolivar fuertes, a 1% increase/(decrease) in the foreign currency exchange rate would decrease/(increase) Mattel’s pre-tax income by approximately $100 thousand. While Mattel’s level of net monetary assets denominated in Venezuelan bolivar fuertes will vary from one period to another based on operating cycles and seasonality, Mattel does not expect future remeasurement adjustments to be material to Mattel’s consolidated financial statements.

Venezuela exchange rate matters, along with local market and regulatory conditions, have resulted in a substantial decrease in net sales for Mattel’s Venezuelan subsidiary. For the three and nine months ended September 30, 2010, Mattel’s Venezuelan subsidiary represented less than 1% of Mattel’s consolidated net sales, as compared to approximately 3% in 2009.

22.	Income Taxes

Mattel’s provision for income taxes was $82.3 million for the nine months ended September 30, 2010, as compared to $62.7 million for the nine months ended September 30, 2009.

During the three months ended September 30, 2010, Mattel recognized net discrete tax benefits of $16.8 million. The August 2010 enactment of the foreign tax credit provisions in the Education Jobs and Medicaid Assistance Act (EJMA) will impair Mattel’s ability to utilize certain foreign tax credits expected to be generated in future years, which will provide Mattel with greater capacity in future years to utilize excess foreign tax credit carryfowards from prior years. As a result of the EJMA and other elements of Mattel’s current U.S. tax position, Mattel formalized a plan to repatriate earnings from certain foreign subsidiaries in order to be able to fully utilize excess foreign tax credit carryforwards from prior years. The combination of these events resulted in the recognition of a discrete gross tax benefit of $59.1 million related to the anticipated utilization of excess foreign tax credits carryforwards, for which a valuation allowance had previously been provided, partially offset by a discrete tax expense of $42.9 million related to the incremental cost to repatriate earnings from certain foreign subsidiaries for which taxes had not been previously provided. In addition, Mattel also recognized discrete tax benefits of $0.6 million related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

During the nine months ended September 30, 2010, Mattel recognized discrete tax benefits of $21.1 million primarily related to tax law changes enacted as part of the EJMA, formalized plans to repatriate earnings from certain foreign subsidiaries, and reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. During the nine months ended September 30, 2010, Mattel reached a resolution with the IRS regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s consolidated financial statement for the nine months ended September 30, 2010.

During the three months ended September 30, 2009, Mattel recognized discrete tax expense of $2.2 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. During the three months ended September 30, 2009, Mattel took a tax position related to the recognition of a capital loss from the liquidation of certain Canadian subsidiaries acquired as part of The Learning Company acquisition. This tax position does not meet the requirements to be recognized in the financial statements and, accordingly, Mattel has an unrecognized tax benefit of approximately $167 million related to the capital loss claimed. In the event the unrecognized tax benefit were to later meet the financial statement recognition requirements, it is uncertain as to whether there would be any benefit to Mattel’s provision for income taxes as projected capital gain income in the carryforward period to utilize this capital loss may not be sufficient and a valuation allowance, up to the full amount, would likely be required.

During the nine months ended September 30, 2009, Mattel recognized discrete tax benefits of $0.3 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

23.	Contingencies

With regards to the claims against Mattel described below, Mattel intends to defend itself vigorously. Except as more fully described in “Note 8 to the Consolidated Financial Statements—Product Recalls,” management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of September 30, 2010. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

Judge Stephen Larson, who presided over the first trial, has since retired from the bench, and the case has been transferred to Judge David O. Carter. Discovery has now been largely concluded as to the claims that were not tried in Phase 1. Judge Carter had previously granted Mattel leave to file a Fourth Amended Answer and Counterclaims which focused on RICO, trade secret and other claims, and added additional parties. On August 16, 2010, MGA asserted several new claims against Mattel in response to Mattel’s Fourth Amended Answer and Counterclaims. These claims are for alleged trade secret misappropriation, an alleged violation of RICO, and wrongful injunction. Mattel moved to strike and/or dismiss these claims, as well as certain MGA allegations regarding Mattel’s motives for filing suit. The Court granted that motion as to the wrongful injunction claim, which it dismissed with prejudice, and as to the allegations about Mattel’s motives, which it struck. The Court denied the motion as to MGA’s trade secret misappropriation claim and its claim for violations of RICO. The Court has scheduled summary judgment motions to be argued by the end of 2010. Trial is currently scheduled to begin in January, 2011. The Court has yet to rule as to the precise scope of issues that will have to be retried in light of the Ninth Circuit’s order.

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

On March 15, 2010, the Court held a hearing on the parties’ motion for final approval of the class action settlement. On March 26, 2010, the Court entered a final judgment dismissing the MDL proceeding with prejudice, certifying the settlement class, overruling all objections, and approving all aspects of the class action settlement except plaintiffs’ counsel’s application to the Court for attorneys’ fees and expenses. Under the settlement, Mattel agreed, among other things, to provide various categories of economic relief for members of the settlement class, maintain a quality assurance system, make a charitable contribution to fund child safety programs, and not object to plaintiffs’ counsel’s application to the Court for attorneys’ fees and expenses up to a specified amount. On May 5, 2010, the Court entered an order awarding plaintiffs’ counsel approximately $11 million in fees and expenses, which was paid by Mattel during the three months ended June 30, 2010.

Three appeals have been filed by objectors relating to the approval of the settlement, dismissal of the MDL actions, and the award of attorneys’ fees and expenses. In addition, plaintiffs have appealed the award of attorneys’ fees and expenses. All of the appeals are pending.

Litigation Related to 2007 Product Recalls in Canada

Since September 26, 2007, nine proposed class actions have been filed in the provincial superior courts of the following Canadian provinces: British Columbia (Trainor v. Fisher-Price, filed September 26, 2007); Alberta (Cairns v. Fisher-Price, filed September 26, 2007); Saskatchewan (Sharp v. Mattel Canada, filed September 26, 2007); Quebec (El-Mousfi v. Mattel Canada, filed September 27, 2007, Fortier v. Mattel Canada, filed October 10, 2007 and Price v. Mattel Canada, filed October 8, 2010); Ontario (Wiggins v. Mattel Canada, filed September 28, 2007); New Brunswick (Travis v. Fisher-Price, filed September 28, 2007); and Manitoba (Close v. Fisher-Price, filed October 3, 2007). Mattel, Fisher-Price, and Mattel Canada are defendants in all of the actions, and Fisher-Price Canada is a defendant in two of the actions (El-Mousfi and Wiggins). All but two of the cases seek certification of both a class of residents of that province and a class of all other residents of Canada outside the province where the action was filed. The classes are generally defined similarly in all of the actions to include both purchasers of the toys recalled by Mattel and Fisher-Price in August and September 2007 and children, either directly or through their parents as “next friends,” who have had contact with those toys.

The actions in Canada generally allege that defendants were negligent in allowing their products to be manufactured and sold with lead paint on the toys and negligent in the design of the toys with small magnets, which led to the sale of defective products. The cases typically state claims in four categories: (i) production of a defective product; (ii) misrepresentations; (iii) negligence; and (iv) violations of consumer protection statutes. Plaintiffs generally seek general and special damages, damages in the amount of monies paid for testing of children based on alleged exposure to lead, restitution of any amount of monies paid for replacing recalled toys, disgorgement of benefits resulting from recalled toys, aggravated and punitive damages, pre-judgment and post-judgment interest, and an award of litigation costs and attorneys’ fees. Plaintiffs in all of the actions except one do not specify the amount of damages sought. In the Ontario action (Wiggins), plaintiff demands general damages of Canadian dollar $75 million and special damages of Canadian dollar $150 million, in addition to the other remedies. In November 2007, the class action suit commenced by Mr. Fortier was voluntarily discontinued. In December 2009, the Quebec court granted plaintiff’s request in the El-Mousfi action to discontinue that proceeding. On February 3, 2010, the plaintiff in the Saskatchewan action (Sharp) served a notice of motion seeking certification of the action as a class action. That motion for certification, originally scheduled to be heard in November 2010, has been adjourned with no new hearing date scheduled. Certification has not yet been sought in any of the other actions in Canada.

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

American Girl Brands—including My American Girl™, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalogue, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$537,159	$474,785	$1,086,198	$908,382
Fisher-Price Brands US	459,299	496,458	866,401	882,558
American Girl Brands	84,372	82,380	213,458	209,850

Total Domestic	1,080,830	1,053,623	2,166,057	2,000,790
International	916,020	902,285	1,893,112	1,787,292

Gross sales	1,996,850	1,955,908	4,059,169	3,788,082
Sales adjustments	(163,794)	(164,033)	(327,528)	(312,364)

Net sales	$1,833,056	$1,791,875	$3,731,641	$3,475,718

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Segment Income
Domestic:
Mattel Girls & Boys Brands US	$151,316	$111,013	$247,866	$142,873
Fisher-Price Brands US	93,991	120,863	127,015	139,496
American Girl Brands	8,854	8,432	8,605	3,202

Total Domestic	254,161	240,308	383,486	285,571
International	200,870	176,252	308,143	212,870

	455,031	416,560	691,629	498,441
Corporate and other expense (a)	(96,400)	(80,106)	(218,335)	(184,683)

Operating income	358,631	336,454	473,294	313,758
Interest expense	13,843	19,317	40,910	52,723
Interest (income)	(1,842)	(1,510)	(7,076)	(7,513)
Other non-operating expense (income), net	11	14,014	(2,518)	5,548

Income before income taxes	$346,619	$304,633	$441,978	$263,000

(a)	Corporate and other expense includes (i) share-based compensation expense of $19.4 million and $44.8 million for the three and nine months ended September 30, 2010, respectively, and $14.9 million and $35.0 million for the three and nine months ended September 30, 2009, respectively (ii) charges to establish a legal settlement reserve for product liability-related litigation amounting to $5.4 million and $27.4 million for the three and nine months ended September 30, 2009, respectively, a reduction to the legal settlement reserve of $8.7 million for the nine months ended September 30, 2010, and a $6.0 million benefit during the nine months ended September 30, 2009 and a $4.8 million benefit during the three and nine months ended September 30, 2010 from insurance recoveries of costs incurred in connection with product liability-related litigation, (iii) legal fees associated with the product recall-related litigation, and (iv) legal fees associated with MGA litigation matters.

	September 30, 2010	September 30, 2009	December 31, 2009
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$466,938	$330,809	$178,822
Fisher-Price Brands US	439,885	410,494	145,771
American Girl Brands	94,434	100,020	59,466

Total Domestic	1,001,257	841,323	384,059
International	1,215,092	1,206,023	681,868

	2,216,349	2,047,346	1,065,927
Corporate and other	75,100	8,993	39,071

Accounts receivable and inventories, net	$2,291,449	$2,056,339	$1,104,998

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$1,169,092	$1,084,605	$2,395,363	$2,129,200
Fisher-Price Brands	743,386	784,766	1,444,746	1,438,438
American Girl Brands	84,372	82,380	213,458	209,850
Other	—	4,157	5,602	10,594

Gross sales	1,996,850	1,955,908	4,059,169	3,788,082
Sales adjustments	(163,794)	(164,033)	(327,528)	(312,364)

Net sales	$1,833,056	$1,791,875	$3,731,641	$3,475,718

25.	New Accounting Pronouncements

Effective January 1, 2010, Mattel adopted Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets. This pronouncement improves the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This pronouncement also eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The adoption of this pronouncement did not impact Mattel’s financial position or results of operations as of or for the three and nine months ended September 30, 2010. Additionally, based on Mattel’s current arrangements for selling accounts receivable, Mattel does not expect the adoption to have an impact on the amounts reported in the financial statements in future periods.

Effective January 1, 2010, Mattel adopted ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This pronouncement requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The adoption of this pronouncement did not impact Mattel’s financial position or results of operations as of or for the three and nine months ended September 30, 2010.

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

American Girl Brands—including My American Girl™, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalogue, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

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

Third Quarter 2010 Overview

Mattel’s results for the third quarter of 2010 include a net sales increase of 2%, as compared to the third quarter of 2009. Net sales during the third quarter of 2010 benefited from sales of products tied to Mattel’s new entertainment properties, including Disney/Pixar’s Toy Story® 3, WWE® Wrestling, and HIT Entertainment™’s Thomas and Friends®, as well as increased sales of Barbie® and Disney Princess™ products. Additionally:

•

Gross profit, as a percentage of net sales, decreased from 51.3% in the third quarter of 2009 to 51.1% in 2010, primarily due to higher royalty expense as a result of increased sales of products tied to licensed properties and higher product costs, partially offset by price increases and product mix.

•

Operating income in the third quarter of 2010 was $358.6 million, as compared to $336.5 million in 2009. The increase in operating income is primarily due to higher sales and lower other selling and administrative expenses, partially offset by the Fisher-Price product recall charges of $7.6 million and higher advertising and promotion expenses.

•

Net income in the third quarter of 2010 was $283.3 million, as compared to $229.8 million in 2009. The increase in net income is primarily due to higher operating income, lower other non-operating expense, and income tax benefits of $16.8 million discrete to the third quarter of 2010.

•

Mattel’s Global Cost Leadership program generated year-over-year incremental gross cost savings of approximately $14 million during the third quarter of 2010 (or approximately $12 million net of severance charges of $2 million).

Results of Operations—Third Quarter

Consolidated Results

Net sales for the third quarter of 2010 were $1.83 billion, up 2% as compared to $1.79 billion in 2009, with unfavorable changes in currency exchange rates of 3 percentage points. Net income for the third quarter of 2010 was $283.3 million, or $0.77 per diluted share, as compared to $229.8 million, or $0.63 per diluted share, in 2009. Net income for the third quarter of 2010 includes income tax benefits discrete to the third quarter of 2010 (a $16.8 million increase to net income), partially offset by long-lived asset impairment charges (a $7.9 million reduction to income before income taxes) and charges associated with the third quarter of 2010 recalls of certain Fisher-Price products (a $7.6 million reduction to income before income taxes). As compared to 2009, net income for the third quarter of 2010 was positively impacted by higher sales, lower other selling and administrative expenses, lower other non-operating expense, and income tax benefits discrete to the third quarter of 2010, partially offset by the Fisher-Price product recall charges and higher advertising and promotion expense.

The following table provides a summary of Mattel’s consolidated results for the third quarter of 2010 and 2009 (in millions, except percentage and basis point information):

	For the Three Months Ended September 30,				Year/Year Change
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,833.1	100.0%	$1,791.9	100.0%	2%	—

Gross profit	$937.5	51.1%	$918.6	51.3%	2%	–20
Advertising and promotion expenses	201.6	11.0	197.1	11.0	2%	—
Other selling and administrative expenses	377.3	20.6	385.0	21.5	–2%	–90

Operating income	358.6	19.6	336.5	18.8	7%	80
Interest expense	13.8	0.8	19.3	1.1	–28%	–30
Interest (income)	(1.8)	–0.1	(1.5)	–0.1	22%	—
Other non-operating expense, net	—		14.1

Income before income taxes	$346.6	18.9%	$304.6	17.0%	14%	190

Sales

Net sales for the third quarter of 2010 were $1.83 billion, up 2% as compared to $1.79 billion in 2009, with unfavorable changes in currency exchange rates of 3 percentage points. Gross sales within the US increased 3% in the third quarter of 2010, as compared to 2009, and accounted for 54% of consolidated gross sales in the third quarter of 2010 and 2009. Gross sales in international markets increased 2% in the third quarter of 2010, as compared to 2009, with unfavorable changes in currency exchange rates of 7 percentage points, driven primarily by currency exchange rate changes in Venezuela.

Worldwide gross sales of Mattel Girls & Boys Brands increased 8% in the third quarter of 2010 to $1.17 billion, with unfavorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 13% and international gross sales increased 4%, with unfavorable changes in currency exchange rates of 7 percentage points. Worldwide gross sales of Barbie® increased 6%, with unfavorable changes in currency exchange rates of 5 percentage points. Domestic gross sales of Barbie® increased 16% and international gross sales were flat, with unfavorable changes in currency exchange rates of 7 percentage points. Worldwide gross sales of Other Girls products increased 7%, with unfavorable changes in currency exchange rates of 4 percentage points, driven primarily by increased sales of Disney Princess™ products and the launch of Monster High™, partially offset by decreased sales of Little Mommy™, Polly Pocket®, and High School Musical® products. Worldwide gross sales of Wheels products decreased 5%, with unfavorable changes in currency exchange rates of 2 percentage points, reflecting decreased sales of Tyco R/C® and Hot Wheels® products. Worldwide gross sales of Hot Wheels® decreased 3%, with unfavorable changes in currency exchange rates of 3 percentage points. Worldwide gross sales of Entertainment products increased 23%, with unfavorable changes in currency exchange rates of 6 percentage points, driven primarily by sales of Toy Story® 3 and WWE® Wrestling products.

Worldwide gross sales of Fisher-Price Brands decreased 5% in the third quarter of 2010 to $743.4 million, with unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Fisher-Price Brands decreased 7% and international gross sales decreased 1%, with unfavorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Core Fisher-Price® decreased 10%, with unfavorable changes in currency exchange rates of 2 percentage points, primarily resulting from the retooling of its product line to sell more of its products at lower price points, along with delaying certain of its fall marketing programs as compared to the third quarter of 2009. Domestic gross sales of Core Fisher-Price® decreased 13% and international gross sales decreased 5%, with unfavorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Fisher-Price® Friends increased 16%, with unfavorable changes in currency exchange rates of 4 percentage points, driven primarily by sales of products supporting the Thomas and Friends® property and the launch of Sing-a-ma-jigs! ™, partially offset by decreased sales of Sesame Street® and certain smaller licensed properties products. Domestic gross sales of Fisher-Price® Friends increased 19% and international gross sales increased 12%, with unfavorable changes in currency exchange rates of 10 percentage points.

American Girl Brands gross sales increased 2% in the third quarter of 2010 to $84.4 million, reflecting increased sales of Felicity® dolls and Lanie™, the 2010 Girl of the Year® doll, the benefit of two new American Girl® stores in Denver, Colorado, and Kansas City, Kansas, and the launch of My American Girl™.

Cost of Sales

Cost of sales as a percentage of net sales was 48.9% in the third quarter of 2010, as compared to 48.7% in 2009. Cost of sales increased by $22.2 million, or 3%, from $873.3 million in the third quarter of 2009 to $895.5 million in 2010, as compared to a 2% increase in net sales. Within cost of sales, product costs increased by $10.9 million, or 2%, from $720.0 million in the third quarter of 2009 to $730.9 million in 2010; royalty expense increased by $10.9 million, or 16%, from $68.4 million in the third quarter of 2009 to $79.3 million in 2010; and freight and logistics expenses increased by $0.4 million, or 1%, from $84.9 million in the third quarter of 2009 to $85.3 million in 2010.

Gross Profit

Gross profit as a percentage of net sales was 51.1% in the third quarter of 2010, as compared to 51.3% in 2009. The decrease in gross profit as a percentage of net sales was primarily due to higher royalty expense as a result of increased sales of products tied to licensed properties and higher product costs, partially offset by price increases and product mix.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 11.0% of net sales in the third quarter of 2010, as compared to 2009.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $377.3 million, or 20.6% of net sales, in the third quarter of 2010, as compared to $385.1 million, or 21.5% of net sales, in 2009. The dollar decrease is driven primarily by lower severance charges and savings related to Mattel’s Global Cost Leadership program, partially offset by higher employee-related costs and asset impairment charges of $7.9 million related to House of Barbie.

Non-Operating Income (Expense)

Interest expense decreased from $19.3 million in the third quarter of 2009 to $13.8 million in 2010, driven primarily by lower average borrowings and lower average interest rates. Interest income increased from $1.5 million in the third quarter of 2009 to $1.8 million in 2010, driven primarily by higher average invested cash balances, partially offset by lower average interest rates. Other non-operating expense decreased from $14.0 million in the third quarter of 2009 to $0 in 2010, driven primarily by lower foreign currency exchange losses.

Provision for Income Taxes

Mattel’s provision for income taxes was $63.4 million in the third quarter of 2010, as compared to $74.8 million in 2009. During the third quarter of 2010, Mattel recognized net discrete tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided. During the third quarter of 2009, Mattel recognized discrete tax expense of $2.2 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $537.2 million in the third quarter of 2010, up $62.4 million or 13%, as compared to $474.8 million in 2009. Within this segment, gross sales of Barbie® products increased 16% and gross sales of Other Girls products increased 12%, driven primarily by increased sales of Disney Princess™ products and the launch of Monster High™, partially offset by decreased sales of Polly Pocket®, Little Mommy®, and High School Musical® products. Gross sales of Wheels products decreased 6%, driven primarily by decreased sales of Hot Wheels® and Tyco R/C® products. Gross sales of Hot Wheels® products decreased 7%, driven primarily by decreased sales of track sets and play sets. Gross sales of Entertainment products increased 32%, driven primarily by sales of Toy Story® 3 and WWE® Wrestling products. Mattel Girls & Boys Brands US segment income increased $40.3 million, from $111.0 million in the third quarter of 2009 to $151.3 million in 2010, driven primarily by higher sales volume and higher gross margin.

Fisher-Price Brands US gross sales were $459.3 million in the third quarter of 2010, down $37.2 million or 7%, as compared to $496.5 million in 2009. Within this segment, gross sales of Core Fisher-Price® products decreased 13%, primarily resulting from the retooling of its product line to sell more of its products at lower price points, along with delaying certain of its fall marketing programs as compared to the third quarter of 2009. Gross sales of Fisher-Price® Friends products increased 19%, driven primarily by sales of products supporting the Thomas and Friends® property and the launch of Sing-a-ma-jigs!™, partially offset by decreased sales of Sesame Street® and certain smaller licensed properties products. Fisher-Price Brands US segment income decreased $26.9 million, from $120.9 million in the third quarter of 2009 to $94.0 million in 2010, driven primarily by lower sales volume, lower gross margin, and charges associated with recalls, partially offset by lower advertising and promotion expenses.

American Girl Brands gross sales were $84.4 million in the third quarter of 2010, up $2.0 million or 2%, as compared to $82.4 million in 2009, reflecting increased sales of Felicity® dolls and Lanie™, the 2010 Girl of the Year® doll, the benefit of two new American Girl® stores in Denver, Colorado, and Kansas City, Kansas, and the launch of My American Girl™. American Girl Brands segment income increased $0.5 million, from $8.4 million in the third quarter of 2009 to $8.9 million in 2010, driven primarily by higher sales volume and higher gross margin, partially offset by higher other selling and administrative expenses, primarily from the opening of the two new American Girl® stores.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the third quarter of 2010 versus 2009:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	2	–7
Europe	3	–8
Latin America	–6	–11
Asia Pacific	13	3
Other	12	3

International gross sales were $916.0 million in the third quarter of 2010, up $13.7 million or 2%, as compared to $902.3 million in 2009, with unfavorable changes in currency exchange rates of 7 percentage points, driven primarily by currency exchange rate changes in Venezuela. Gross sales of Mattel Girls & Boys Brands increased 4%, with unfavorable changes in currency exchange rates of 7 percentage points. Gross sales of Barbie® products were flat, with unfavorable changes in currency exchange rates of 7 percentage points. Gross sales of Other Girls products increased 3%, with unfavorable changes in currency exchange rates of 6 percentage points, driven primarily by increased sales of Disney Princess™ products and the launch of Monster High™, partially offset by decreased sales of Little Mommy®, High School Musical®, and Polly Pocket® products. Gross sales of Wheels products decreased 5%, with unfavorable changes in currency exchange rates of 6 percentage points, reflecting decreased sales of Tyco R/C® products, partially offset by increased sale of Hot Wheels® products. Gross sales of Hot Wheels® increased 1%, with unfavorable changes in currency exchange rates of 5 percentage points. Gross sales of Entertainment products increased 16%, with unfavorable changes in currency exchange rates of 11 percentage points, driven primarily by sales of Toy Story® 3 and WWE® Wrestling products. Gross sales of Fisher-Price Brands decreased 1%, with unfavorable changes in currency exchange rates of 6 percentage points. Gross sales of Core Fisher-Price® products decreased 5%, with unfavorable changes in currency exchange rates of 6 percentage points. Gross sales of Fisher-Price® Friends products increased 12%, with unfavorable changes in currency exchange rates of 10 percentage points, driven primarily by sales of products supporting the Thomas and Friends® property, partially offset by decreased sales of Sesame Street® and certain smaller licensed properties products. International segment income increased $24.6 million from $176.3 million in the third quarter of 2009 to $200.9 million in 2010, driven primarily by higher sales volume and higher gross margin.

Results of Operations—First Nine Months

Consolidated Results

Net sales for the first nine months of 2010 were $3.73 billion, up 7% as compared to $3.48 billion in 2009, with unfavorable changes in currency exchange rates of 1 percentage point. Net income for the first nine months of 2010 was $359.7 million, or $0.97 per diluted share, as compared to $200.3 million, or $0.55 per diluted share, in 2009. Net income for the first nine months of 2010 includes income tax benefits discrete to the first nine months of 2010 (a $21.1 million increase to net income), partially offset by long-lived asset impairment charges (a $7.9 million reduction to income before income taxes) and charges associated with the 2010 recalls of certain Fisher-Price products (a $7.6 million reduction to income before income taxes). As compared to 2009, net income for the first nine months of 2010 was positively impacted by higher sales, higher gross profit, lower interest expense, and tax benefits discrete to the first nine months of 2010, partially offset by higher advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the first nine months of 2010 and 2009 (in millions, except percentage and basis point information):

	For the Nine Months Ended September 30,				Year/Year Change
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$3,731.6	100.0%	$3,475.7	100.0%	7%	—

Gross profit	$1,859.0	49.8%	$1,670.5	48.1%	11%	170
Advertising and promotion expenses	397.7	10.7	371.0	10.7	7%	—
Other selling and administrative expenses	988.0	26.5	985.7	28.4	0%	–190

Operating income	473.3	12.7	313.8	9.0	51%	370
Interest expense	40.9	1.1	52.7	1.5	–22%	– 40
Interest (income)	(7.1)	–0.2	(7.5)	–0.2	–6%	—
Other non-operating (income) expense, net	(2.5)		5.6

Income before income taxes	$442.0	11.8%	$263.0	7.6%	68%	420

Sales

Net sales for the first nine months of 2010 were $3.73 billion, up 7% as compared to $3.48 billion in 2009, with unfavorable changes in currency exchange rates of 1 percentage point. Gross sales within the US increased 8% in the first nine months of 2010, as compared to 2009, and accounted for 53% of consolidated gross sales in the first nine months of 2010 and 2009. Gross sales in international markets increased 6% in the first nine months of 2010, as compared to 2009, with unfavorable changes in currency exchange rates of 3 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 13% in the first nine months of 2010 to $2.40 billion, with unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 20% and international gross sales increased 7%, with unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Barbie® increased 6%, with unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Barbie® increased 15% and international gross sales were flat, with unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Other Girls products increased 9%, with unfavorable changes in currency exchange rates of 1 percentage point, driven primarily by increased sales of Disney Princess™ products and the launch of Monster High™, partially offset by decreased sales of High School Musical®, Little Mommy™, Hannah Montana®, and Polly Pocket® products. Worldwide gross sales of Wheels products decreased 1%, with unfavorable changes in currency exchange rates of 1 percentage point, driven primarily by decreased sales of Tyco R/C® products and other Wheels products not continuing into 2010, partially offset by increased sales of Hot Wheels® products. Worldwide gross sales of Hot Wheels® increased 4%, with no impact from changes in currency exchange rates. Worldwide gross sales of Entertainment products increased 36%, with unfavorable changes in currency exchange rates of 4 percentage points, driven primarily by sales of Toy Story® 3 and WWE® Wrestling products.

Worldwide gross sales of Fisher-Price Brands were flat in the first nine months of 2010, with unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Fisher-Price Brands decreased 2% and international gross sales increased 4%, with unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Core Fisher-Price® decreased 4%, with unfavorable changes in currency exchange rates of 1 percentage point. Domestic gross sales of Core Fisher-Price® decreased 7% and international gross sales were flat, with unfavorable changes in currency exchange rates of 3 percentage points. Worldwide gross sales of Fisher-Price® Friends increased 25%, with unfavorable changes in currency exchange rates of 3 percentage points, driven primarily by sales of products supporting the Thomas and Friends® property and the launch of Sing-a-ma-jigs!™, partially offset by decreased sales of Sesame Street® and certain smaller licensed properties products. Domestic gross sales of Fisher-Price® Friends increased 26% and international gross sales increased 22%, with unfavorable changes in currency exchange rates of 9 percentage points.

American Girl Brands gross sales increased 2% in the first nine months of 2010 to $213.5 million, reflecting increased sales of Felicity® dolls and Lanie™, the 2010 Girl of the Year® doll, the benefit of two new American Girl® stores in Denver, Colorado, and Kansas City, Kansas, and the launch of My American Girl™.

Cost of Sales

Cost of sales as a percentage of net sales was 50.2% in the first nine months of 2010, as compared to 51.9% in 2009. Cost of sales increased by $67.5 million, or 4%, from $1.81 billion in the first nine months of 2009 to $1.87 billion in 2010, as compared to a 7% increase in net sales. Within cost of sales, royalty expense increased $44.5 million, or 37%, from $120.9 million in the first nine months of 2009 to $165.4 million in 2010; product costs increased by $21.0 million, or 1%, from $1.48 billion in the first nine months of 2009 to $1.51 billion in 2010; and freight and logistics expenses increased by $2.0 million, or 1%, from $199.5 million in the first nine months of 2009 to $201.5 million in 2010.

Gross Profit

Gross profit as a percentage of net sales was 49.8% in the first nine months of 2010 as compared to 48.1% in 2009. The increase in gross profit as a percentage of net sales was primarily due to lower product costs, price increases, and savings from Mattel’s Global Cost Leadership program, partially offset by higher royalty expense as a result of increased sales of products tied to licensed properties.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 10.7% of net sales in the first nine months of 2010, as compared to 2009.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $988.1 million, or 26.5% of net sales, in the first nine months of 2010 as compared to $985.8 million, or 28.4% of net sales, in 2009. The dollar increase is primarily due to higher employee-related costs, higher legal-related costs, and asset impairment charges of $7.9 million related to House of Barbie, partially offset by lower legal settlement-related costs, savings related to Mattel’s Global Cost Leadership program, and lower severance charges.

Non-Operating Income (Expense)

Interest expense decreased from $52.7 million in the first nine months of 2009 to $40.9 million in 2010, driven primarily by lower average borrowings and lower average interest rates. Interest income decreased from $7.5 million in the first nine months of 2009 to $7.1 million in 2010, driven primarily by lower average interest rates, partially offset by higher average invested cash balances. Other non-operating expense was $5.5 million in the first nine months of 2009, compared to other non-operating income of $2.5 million in the first nine months of 2010, driven primarily by higher foreign currency exchange gains.

Provision for Income Taxes

Mattel’s provision for income taxes was $82.3 million in the first nine months of 2010, as compared to $62.7 million in 2009. During the first nine months of 2010, Mattel recognized net discrete tax benefits of $21.1 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided. During the first nine months of 2010, Mattel reached a resolution with the IRS regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s consolidated financial statement for the first nine months of 2010.

During the first nine months of 2009, Mattel recognized discrete tax benefits of $0.3 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $1.09 billion in the first nine months of 2010, up $177.8 million or 20%, as compared to $908.4 million in 2009. Within this segment, gross sales of Barbie® products increased 15% and gross sales of Other Girls products increased 19%, driven primarily by increased sales of Disney Princess™ products and the launch of Monster High™, partially offset by decreased sales of High School Musical® and Little Mommy® products. Gross sales of Wheels products were flat, driven primarily by decreased sales of Tyco R/C® products, partially offset by increased sales of Hot Wheels® products. Gross sales of Entertainment products increased 47%, driven primarily by sales of Toy Story® 3 and WWE® Wrestling products. Mattel Girls & Boys Brands US segment income increased $105.0 million, from $142.9 million in the first nine months of 2009 to $247.9 million in 2010, driven primarily by higher sales volume and higher gross margin, partially offset by higher advertising and promotion expenses.

Fisher-Price Brands US gross sales were $866.4 million in the first nine months of 2010, down $16.2 million or 2%, as compared to $882.6 million in 2009. Within this segment, gross sales of Core Fisher-Price® products decreased 7%. Gross sales of Fisher-Price® Friends products increased 26%, driven primarily by sales of products supporting the Thomas and Friends® property and the launch of Sing-a-ma-jigs!™, partially offset by decreased sales of Sesame Street® and certain smaller licensed properties products. Fisher-Price Brands US segment income decreased $12.5 million, from $139.5 million in the first nine months of 2009 to $127.0 million in 2010, driven primarily by lower sales volume, lower gross margin, and charges associated with recalls, partially offset by lower advertising and promotion expenses and lower other selling and administrative expenses.

American Girl Brands gross sales were $213.5 million in the first nine months of 2010, up $3.6 million or 2%, as compared to $209.9 million in 2009, reflecting increased sales of Felicity® dolls and Lanie™, the 2010 Girl of the Year® doll, the benefit of two new American Girl® stores in Denver, Colorado, and Kansas City, Kansas, and the launch of My American Girl™. American Girl Brands segment income increased $5.4 million, from $3.2 million in the first nine months of 2009 to $8.6 million in 2010, driven primarily by higher sales volume and higher gross margin.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment for the first nine months of 2010 versus 2009:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	6	–3
Europe	6	–4
Latin America	–1	–8
Asia Pacific	23	7
Other	13	7

International gross sales were $1.89 billion in the first nine months of 2010, up $105.8 million or 6%, as compared to $1.79 billion in 2009, with unfavorable changes in currency exchange rates of 3 percentage points. Gross sales of Mattel Girls & Boys Brands increased 7%, with unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Barbie® products were flat, with unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Other Girls products increased 1%, with unfavorable changes in currency exchange rates of 2 percentage points, driven primarily by increased sales of Disney Princess™ products and the launch of Monster High™, partially offset by decreased sales of High School Musical®, Hannah Montana®, and Little Mommy® products. Gross sales of Wheels products decreased 1%, with unfavorable changes in currency exchange rates of 2 percentage points, driven primarily by decreased sales of Tyco R/C® products and other Wheels products not continuing into 2010, partially offset by increased sales of Hot Wheels® products. Gross sales of Entertainment products increased 28%, with unfavorable changes in currency exchange rates of 6 percentage points, driven primarily by sales of Toy Story® 3 and WWE® Wrestling products. Gross sales of Fisher-Price Brands increased 4%, with unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Core Fisher-Price® products were flat, with unfavorable changes in currency exchange rates of 3 percentage points. Gross sales of Fisher-Price® Friends products increased 22%, with unfavorable changes in currency exchange rates of 9 percentage points, driven primarily by sales of products supporting the Thomas and Friends® property, partially offset by decreased sales of Sesame Street® and certain smaller licensed properties products. International segment income increased $95.2 million from $212.9 million in the first nine months of 2009 to $308.1 million in 2010, driven primarily by higher sales volume and higher gross margins, partially offset by higher advertising and promotion expenses.

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

During the third quarter of 2010, Mattel realized approximately $14 million of year-over-year incremental gross cost savings before severance charges of approximately $2 million (or approximately $12 million in net cost savings). Of the gross cost savings realized during the third quarter of 2010, approximately $8 million is reflected within other selling and administrative expenses, approximately $5 million within advertising and promotion expenses, and approximately $1 million within gross profit.

During the first nine months of 2010, Mattel realized approximately $43 million of year-over-year incremental gross cost savings before severance charges of approximately $13 million (or approximately $30 million in net cost savings). Of the gross cost savings realized during the first nine months of 2010, approximately $17 million is reflected within gross profit, approximately $17 million within other selling and administrative expenses, and approximately $9 million within advertising and promotion expenses.

Through September 30, 2010, the Global Cost Leadership program has generated approximately $194 million of cumulative annual net cost savings. Mattel expects to slightly exceed the high end of its 2010 goal of approximately $180 million to $200 million of cumulative annual net cost savings.

Income Taxes

Mattel’s provision for income taxes was $82.3 million for the first nine months of 2010, as compared to $62.7 million for the first nine months of 2009.

Mattel recognized net discrete tax benefits of $16.8 million and $21.1 million during the third quarter and first nine months of 2010, respectively, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided. Mattel expects its full year 2010 effective tax rate to be approximately 23% to 24%, excluding discrete tax items.

During the first nine months of 2010, Mattel reached a resolution with the IRS regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s consolidated financial statement for the first nine months of 2010.

Mattel recognized discrete tax expense of $2.2 million and discrete tax benefits of $0.3 million during the third quarter and first nine months of 2009, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, including its $1.08 billion domestic unsecured committed revolving credit facility, and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as the current global economic crisis and tight credit environment, an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to- earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of the year cash and equivalents, cash flows from operations, and access to its $1.08 billion domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. As of September 30, 2010, Mattel had available incremental borrowing resources totaling $1.08 billion under this unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Operating Activities

Cash flows used for operating activities were $427.6 million in the first nine months of 2010, as compared to $318.8 million in 2009. The increase in cash flows used for operating activities was primarily due to the absence of sales of domestic accounts receivable at the end of the third quarter of 2010 and higher working capital requirements, partially offset by higher profitability.

Investing Activities

Cash flows used for investing activities were $89.2 million in the first nine months of 2010, as compared to $2.7 million in 2009. The increase in cash flows used for investing activities was primarily due to the absence of proceeds received from the redemption of a money market investment fund of approximately $67 million during 2009 and lower net proceeds received relating to settled foreign currency forward exchange contracts.

Financing Activities

Cash flows provided by financing activities were $355.8 million in the first nine months of 2010, as compared to $21.0 million in 2009. The increase in cash flows provided by financing activities was primarily due to net proceeds received from the $500.0 million issuance of senior notes in September 2010, partially offset by lower net short-term borrowings and higher share repurchases.

Seasonal Financing

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated on March 23, 2009 to, among other things, (i) extend the maturity date of the credit facility to March 23, 2012, (ii) reduce aggregate commitments under the credit facility from $1.3 billion to $880.0 million, with an “accordion feature,” which would allow Mattel to increase the availability under the credit facility to $1.08 billion under certain circumstances, (iii) add an interest rate floor equal to 30-day US Dollar London Interbank Offered Rate (“LIBOR”) plus 1.00% for base rate loans under the credit facility, (iv) increase the applicable interest rate margins to a range of 2.00% to 3.00% above the applicable base rate for base rate loans, and 2.5% to

3.5% above the applicable LIBOR rate for Eurodollar rate loans, depending on Mattel’s senior unsecured long-term debt rating, (v) increase commitment fees to a range of 0.25% to 0.75% of the unused commitments under the credit facility, and (vi) replace the consolidated debt-to-capital ratio with a consolidated debt-to- EBITDA ratio. During 2009, Mattel utilized the accordion feature of the credit facility to increase the aggregate commitments under the credit facility from $880.0 million to $1.08 billion, which is the maximum aggregate commitment available under the credit facility.

The credit facility contains a variety of covenants, including financial covenants that Mattel is required to meet at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the third quarter of 2010. As of September 30, 2010, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.1 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 17.8 to 1 (compared to a minimum required of 3.50 to 1).

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

In September 2010, Mattel issued $250.0 million of unsecured 4.35% Senior Notes due October 1, 2020 and $250.0 million of unsecured 6.20% Senior Notes due October 1, 2040. Interest on the 2010 Senior Notes is payable semi-annually beginning April 1, 2011. Mattel may redeem all or part of the 2010 Senior Notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 25 basis points in respect of the 4.35% Senior Notes and 40 basis points in respect of the 6.20% Senior Notes.

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

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	September 30, 2010	September 30, 2009	December 31, 2009
	(In millions)
Receivables sold pursuant to the:
Domestic receivables facility	$—	$126.0	$299.7
Other factoring arrangements	5.1	7.2	33.4

	$5.1	$133.2	$333.1

Financial Position

Mattel’s cash and equivalents decreased by $156.5 million to $960.5 million at September 30, 2010, as compared to December 31, 2009. The decrease was driven primarily by seasonal increases in accounts receivable and inventory, $152.6 million of share repurchases, $95.1 million of purchases of tools, dies, and molds, and other property, plant, and equipment, and a $40.0 million scheduled repayment of Medium-term notes. The decrease was partially offset by net proceeds received from the $500.0 million issuance of senior notes in September 2010, the timing and amount of accounts payable and accrued liabilities payments, and proceeds received from the exercise of stock options.

Accounts payable and accrued liabilities increased by $169.7 million to $1.14 billion at September 30, 2010, as compared to December 31, 2009. The increase was driven primarily by the timing and amount of payments of accounts payable and various accrued liability balances, including advertising obligation and royalties.

The current portion of long-term debt increased $200.0 million to $250.0 million at September 30, 2010, as compared to $50.0 million at December 31, 2009, due to a $40.0 million scheduled repayment of Medium-term notes in May 2010, offset by the reclassification of $200.0 million of 2006 Senior Notes and $40.0 million of Medium-term notes from noncurrent to current.

A summary of Mattel’s capitalization is as follows:

	September 30, 2010		September 30, 2009		December 31, 2009
	(In millions, except percentage information)
Medium-term notes	$110.0	3%	$160.0	4%	$150.0	4%
2006 Senior Notes	—	—	200.0	5	200.0	5
2008 Senior Notes	350.0	8	350.0	10	350.0	10
2010 Senior Notes	500.0	12	—	—	—	—

Total noncurrent long-term debt	960.0	23	710.0	19	700.0	19
Other noncurrent liabilities	495.9	11	536.7	15	488.7	13
Stockholders’ equity	2,857.1	66	2,405.7	66	2,531.0	68

	$4,313.0	100%	$3,652.4	100%	$3,719.7	100%

Total noncurrent long-term debt increased by $260.0 million at September 30, 2010, as compared to December 31, 2009, due primarily to the $500.0 million issuance of senior notes in September 2010, partially offset by the reclassification of $200.0 million of 2006 Senior Notes and $40.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed.

Other noncurrent liabilities decreased $40.8 million at September 30, 2010, as compared to September 30, 2009, due primarily to decreases in long-term defined benefit pension plan obligations and noncurrent income taxes liabilities.

Stockholders’ equity of $2.86 billion increased $451.4 million from September 30, 2009, primarily as a result of net income, partially offset by the payment of Mattel’s annual dividend in the fourth quarter of 2009 and share repurchases in the first nine months of 2010.

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 27.6% at September 30, 2009 to 29.8% at September 30, 2010 due to the $500.0 million issuance of senior notes in September 2010, partially offset by an increase in stockholders’ equity. Mattel’s objective is to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2009, and did not change during the first nine months of 2010.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$1,169,092	$1,084,605	$2,395,363	$2,129,200
Fisher-Price Brands	743,386	784,766	1,444,746	1,438,438
American Girl Brands	84,372	82,380	213,458	209,850
Other	—	4,157	5,602	10,594

Gross sales	1,996,850	1,955,908	4,059,169	3,788,082
Sales adjustments	(163,794)	(164,033)	(327,528)	(312,364)

Net sales	$1,833,056	$1,791,875	$3,731,641	$3,475,718

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures for the third quarter of 2010 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, and Mexican peso.

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

On January 11, 2010, the Venezuelan government devalued the Venezuelan bolivar fuerte and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 Venezuelan bolivar fuerte per US dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with Mattel’s products falling into the non-essential category. The devaluation is not expected to materially impact Mattel’s 2010 consolidated financial statements, and had no impact on Mattel’s consolidated financial statements during the three and nine months ended September 30, 2010.

On May 17, 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations (“the exchange control regulations”) to close down the parallel exchange market. On June 9, 2010, the Venezuelan government enacted additional reforms to its exchange control regulations and introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). Foreign currency exchange transactions not conducted through CADIVI or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Venezuelan bolivar fuerte to US dollar, currently limiting such activity to a maximum equivalent of $350 thousand per month. As a result of the enactment of the reforms to the exchange control regulations, Mattel changed the rate it uses to remeasure Venezuelan bolivar fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.30 Venezuelan bolivar fuertes per US dollar on September 30, 2010. The net gain resulting from the remeasurement of Venezuelan bolivar fuerte-denominated transactions to the SITME rate specified by the BCV increased pre-tax income by approximately $0 million and $4 million during the three and nine months ended September 30, 2010, respectively.

Mattel’s Venezuelan subsidiary had approximately $22 million of net monetary assets denominated in Venezuelan bolivar fuertes as of September 30, 2010. For every $10 million of net monetary assets denominated in Venezuelan bolivar fuertes, a 1% increase/(decrease) in the foreign currency exchange rate would decrease/(increase) Mattel’s pre-tax income by approximately $100 thousand. While Mattel’s level of net monetary assets denominated in Venezuelan bolivar fuertes will vary from one period to another based on operating cycles and seasonality, Mattel does not expect future remeasurement adjustments to be material to Mattel’s consolidated financial statements.

Venezuela exchange rate matters, along with local market and regulatory conditions, have resulted in a substantial decrease in net sales for Mattel’s Venezuelan subsidiary. For the three and nine months ended September 30, 2010, Mattel’s Venezuelan subsidiary represented less than 1% of Mattel’s consolidated net sales, as compared to approximately 3% in 2009.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended September 30, 2010.

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

Recent Sales of Unregistered Securities

During the third quarter of 2010, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the third quarter of 2010:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—31
Repurchase program (1)	361,000	$21.04	361,000	$291,530,514
Employee transactions (2)	1,086	21.00	N/A	N/A
August 1—31
Repurchase program (1)	560,900	21.24	560,900	279,615,561
Employee transactions (2)	471,056	21.16	N/A	N/A
September 1—30
Repurchase program (1)	1,004,759	21.79	1,004,759	257,724,122
Employee transactions (2)	5,923	23.22	N/A	N/A

Total
Repurchase program (1)	1,926,659	$21.49	1,926,659	257,724,122
Employee transactions (2)	478,065	21.19	N/A	N/A

(1)	Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

4.0	Indenture, dated as of September 23, 2010, between Mattel and Union Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 333-169539, filed September 23, 2010)

10.1*	Form of Notice of Grant and Grant Agreement for Non-Qualified Stock Options (“NQSOs”) to Employees under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (“2010 Plan”)

10.2*	Form of Notice of Grant and Grant Agreement for Restricted Stock Units (“RSUs”) to Employees under the 2010 Plan

10.3*	Form of Notice of Grant and Grant Agreement for NQSOs to Robert A. Eckert under the 2010 Plan

10.4*	Form of Notice of Grant and Grant Agreement for RSUs to Robert A. Eckert under the 2010 Plan

10.5*	Form of Notice of Grant and Grant Agreement for NQSOs to Certain Executive Officers with Employment Agreements under the 2010 Plan

10.6*	Form of Notice of Grant and Grant Agreement for NQSOs to Participants in the Mattel, Inc. Executive Severance Plan (“Severance Plan”) under the 2010 Plan

10.7*	Form of Notice of Grant and Grant Agreement for RSUs to Participants in the Severance Plan under the 2010 Plan

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated October 27, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated October 27, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated October 27, 2010 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

By:	/s/ H. Scott Topham
H. Scott Topham
Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: October 27, 2010