Form 10-K
period 2010-12-31
MATTEL INC /DE/
filed 2011-02-24
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant calculated using the market price as of the close of business June 30, 2010 was $7,618,899,076.

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 17, 2011:

348,681,741 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Mattel, Inc. 2011 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

MATTEL, INC. AND SUBSIDIARIES

PART I

Item 1.	Business.

Mattel, Inc. (“Mattel”) designs, manufactures, and markets a broad variety of toy products worldwide through sales to its customers and directly to consumers. Mattel’s vision is “creating the future of play.” Management has set three key company strategies: (i) deliver consistent growth by continuing the momentum in its core brands, optimizing entertainment partnerships, building new franchises, and working to expand and leverage its international footprint; (ii) build on the progress it has made on improving operating margins through at least sustaining the gross margins and delivering another round of cost savings; and (iii) generate significant cash flow and continue its disciplined, opportunistic, and value-enhancing deployment.

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics®, and Monster High® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, Battle Force 5®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS™, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, and Batman® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Dora the Explorer®, Go Diego Go!®, Thomas and Friends®, Sing-a-ma-jigs™, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

American Girl Brands—including My American Girl®, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalogue, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

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

In the Mattel Girls & Boys Brands US segment, Barbie® includes brands such as Barbie® fashion dolls and accessories, and Polly Pocket®, Little Mommy®, Disney Classics®, and Monster High® are included within

Other Girls Brands. Wheels includes Hot Wheels®, Matchbox®, Battle Force 5®, and Tyco R/C® vehicles and play sets. Entertainment includes CARS™, Radica®, Toy Story®, WWE® Wrestling, and Batman® products, as well as games and puzzles.

In 2011, Mattel expects to introduce new products, as well as continue to leverage content within its core brands. For Mattel Girls Brands, Barbie® will be promoting Ken®’s 50th anniversary with the “Ken Campaign – Will Barbie Take Him Back?” The campaign will be supported by new product introductions as well as a live-action digital reality competition. Barbie® will continue to celebrate her aspirational career heritage with the I Can Be line and will introduce a new career of the year in 2011, including a partnership with The White House. Barbie® will continue to support the Fashionistas® line and will build the collector business with new introductions. New Barbie® product introductions will support the full-length animated launches of Barbie: A Fairy Secret™ in spring 2011 and Barbie® Princess Charm School™ in fall 2011. A new holiday title, Barbie: A Perfect Christmas™, will be released during the 2011 holiday season. Monster High® will continue to expand in 2011, with the introduction of new characters, books, online content, and retail programs. Additionally, Disney Princess™ will feature new products to support the DVD release of the feature film, Tangled™.

Also in 2011, Hot Wheels® will launch its first overarching brand campaign with Team Hot Wheels, which will be showcased through viral content, video, and web based communication. Hot Wheels® will introduce new product lines such as Rev-Ups™, Wall Tracks™, and Video Racer™. Matchbox® will continue to develop its Big Rig Buddies™ product line and will focus more on adventure in 2011. Tyco R/C® will introduce new product lines such as Stealth Rides™ and Nitro Racers™ mini Hot Wheels R/C, as well as a full range of products supporting Disney/Pixar’s upcoming CARS 2® movie. The Entertainment business will continue to grow in 2011 to include new products based on CARS 2® and Warner Bros./DC Comics’ new feature film, Green Lantern®. Mattel will continue to market new product extensions of Disney/Pixar’s Toy Story® franchise as well as the DC Comics’ Batman® brand. Also, WWE® Wrestling will extend into mini-scale with the introduction of the new Rumblers® product line. For games and puzzles, Mattel will celebrate UNO®’s 40th anniversary with new product extensions, activity across social media, retail promotions, and unique product offerings. Mattel will continue to support extensions of its popular Apples to Apples®, Whac-a-Mole®, and Blokus® product lines. Radica® will expand the Mindflex® and Loopz® product lines and introduce a new Girl Tech® toy, Fijit Friends™.

The Fisher-Price Brands US segment includes Fisher-Price®, Little People®, BabyGear™, View-Master®, Dora the Explorer®, Go Diego Go! ®, Thomas and Friends®, Mickey Mouse® Clubhouse, Handy Manny®, See ‘N Say®, Sing-a-ma-jigs™, The Penguins of Madagascar™, Jungle Junction™, and Power Wheels®. New product introductions for 2011 are expected to include the Dance & Play Puppy, Twirlin’ Whirlin Fun Park™, Little People® Animal ID Zoo, See Yourself™ Camera, Imaginext® Mega T-Rex, Hero World™, Big Action™ Construction, Trio® Hot Wheels® Stunt Ramp Builder, My Little Snuggabunny™ Cradle’n Swing, Power Wheels® Dune Racer, Rock Star Mickey®, Learn Thru Music TouchPad, Dora® Fiesta Favorites Kitchen, and the Thomas and Friends® Cranky & Flynn Save the Day!.

The American Girl Brands segment is a direct marketer, children’s publisher, and retailer best known for its flagship line of historical dolls, books, and accessories, as well as the My American Girl® and Bitty Baby® brands. American Girl Brands also publishes best-selling Advice & Activity books and the award-winning American Girl® magazine. In January 2011, American Girl® introduced Kanani™, the newest Girl of the Year® doll. American Girl Brands products are sold only in the US and Canada.

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

Mattel’s International segment revenue represented 46% of worldwide consolidated gross sales in 2010. Within the International segment, Mattel operates in four regional groups that generated the following gross sales during 2010:

	Amount	Percentage of International Gross Sales
	(In millions, except percentage information)
Europe	$1,508.4	52%
Latin America	867.6	30
Asia Pacific	333.3	11
Other	211.5	7

	$2,920.8	100%

No individual country within the International segment exceeded 6% of worldwide consolidated gross sales during 2010.

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

The majority of Mattel’s raw materials is available from numerous suppliers, but may be subject to fluctuations in price.

Competition and Industry Background

Competition in the manufacture, marketing, and sale of toys is based primarily on quality, play value, and price. Mattel offers a diverse range of products for children of all ages and families that include, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. The Mattel Girls & Boys Brands US and Fisher-Price Brands US segments compete with several large toy companies, including Bandai, Hasbro, Jakks Pacific, Leap Frog, Lego, Spin Master, MGA Entertainment, and VTech, many smaller toy companies, and several manufacturers of video games and consumer electronics. American Girl Brands competes with companies that manufacture girls’ toys and with children’s book publishers and retailers. Mattel’s International segment competes with global toy companies including Bandai, Hasbro, Lego, MGA Entertainment, Playmobile, and VTech, other national and regional toy companies, and manufacturers of video games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area, but do not compete with Mattel or other international toy companies worldwide.

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

Seasonality

Mattel’s business is highly seasonal, with consumers making a large percentage of all toy purchases during the traditional holiday season. A significant portion of Mattel’s customers’ purchasing occurs in the third and fourth quarters of Mattel’s fiscal year in anticipation of such holiday buying. These seasonal purchasing patterns and requisite production lead times create risk to Mattel’s business associated with the underproduction of popular toys and the overproduction of less popular toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly in recent years, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase the risk that Mattel may not be able to meet demand for certain products at peak demand times or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. Additionally, as retailers manage their inventories, Mattel experiences cyclical ordering patterns for products and product lines that may cause its sales to vary significantly from period to period.

In anticipation of retail sales in the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of its fiscal year. Seasonal shipping patterns result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements. See Item 8 “Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

Product Design and Development

Through its product design and development group, Mattel regularly refreshes, redesigns, and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue this activity effectively. See Item 1A “Risk Factors—Factors That May Affect Future Results.” Product design and development activities are principally conducted by a group of professional designers and engineers employed by Mattel. During 2010, 2009, and 2008, Mattel incurred expenses of $173.9 million, $171.3 million, and $190.2 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Item 8 “Financial Statements and Supplementary Data—Note 16 to the Consolidated Financial Statements—Supplemental Financial Information.”

Additionally, independent toy designers and developers bring concepts and products to Mattel and are generally paid a royalty on the net selling price of products licensed to Mattel. These independent toy designers may also create different products for other toy companies.

Advertising and Marketing

Mattel supports its product lines with extensive advertising and consumer promotions. Advertising takes place at varying levels throughout the year and peaks during the traditional holiday season. Advertising includes television and radio commercials, and magazine, newspaper, internet advertisements, and social media. Promotions include in-store displays, sweepstakes, merchandising materials, and major events focusing on products and tie-ins with various consumer products companies.

During 2010, 2009, and 2008, Mattel incurred expenses of $647.3 million (11.1% of net sales), $609.8 million (11.2% of net sales), and $719.2 million (12.2% of net sales), respectively, for advertising and promotion.

Sales

Mattel’s products are sold throughout the world. Products within the Domestic segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers by Mattel Girls & Boys Brands US and Fisher-Price Brands US. Mattel also operates several small retail outlets, generally near or at its corporate headquarters and distribution centers as a service to its employees and as an outlet for its products. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers. Mattel has nine retail stores, American Girl Place® in Chicago, Illinois, New York, New York, and Los Angeles, California, and American Girl® stores in Alpharetta, Georgia, Dallas, Texas, Natick, Massachusetts, Bloomington, Minnesota, Lone Tree, Colorado, and Overland Park, Kansas, each of which features children’s products from the American Girl Brands segment. American Girl Brands also has a retail outlet in Oshkosh, Wisconsin that serves as an outlet for its products. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia, Canada, and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America and Europe that serve as outlets for its products. Additionally, Mattel sells certain of its products online through its website.

During 2010, Mattel’s three largest customers (Wal-Mart at $1.1 billion, Toys “R” Us at $0.8 billion, and Target at $0.5 billion) accounted for approximately 41% of worldwide consolidated net sales in the aggregate. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US, none of which exceed 10% of net sales. The customers and the degree of concentration vary depending upon the region or nation. See Item 1A “Risk Factors—Factors That May Affect Future Results” and Item 8 “Financial Statements and Supplementary Data—Note 15 to the Consolidated Financial Statements—Segment Information.”

Licenses and Distribution Agreements

Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.

Mattel has entered into agreements to license entertainment properties from, among others, Disney Enterprises, Inc. (including Disney® characters such as Disney Princess™, CARS™ and Toy Story® from Pixar, High School Musical®, Winnie the Pooh®, and all Disney® films and television properties for use in Mattel’s games), Viacom International, Inc. relating to its Nickelodeon® properties (including Dora the Explorer®, Go Diego Go!®, and SpongeBob SquarePants®), Warner Bros. Consumer Products (including Batman®, Superman®,

Justice League®, Speed Racer®, and Green Lantern®), Sesame Workshop® through December 31, 2010 (relating to its Sesame Street® properties including Elmo™), WWE® Wrestling, and HIT Entertainment™ relating to its Thomas and Friends® properties.

Royalty expense for 2010, 2009, and 2008 was $245.9 million, $188.5 million, and $241.2 million, respectively. See “Commitments” and Item 8 “Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Commitments and Contingencies.”

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

Commitments

In the normal course of business, Mattel enters into contractual arrangements for future purchases of goods and services to ensure availability and timely delivery, and to obtain and protect Mattel’s right to create and market certain products. Certain of these commitments routinely contain provisions for guarantees or minimum expenditures during the term of the contracts. Current and future commitments for guaranteed payments reflect Mattel’s focus on expanding its product lines through alliances with businesses in other industries. Additionally, Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business.

Purchase and service agreements with terms extending through 2015 and beyond contain future minimum payments aggregating approximately $445 million. Licensing and similar agreements with terms extending through 2015 contain provisions for future guaranteed minimum payments aggregating approximately $251 million. Lease commitments with terms extending through 2015 and beyond contain future minimum obligations aggregating approximately $546 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments” and Item 8 “Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Commitments and Contingencies.”

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

Seasonal Financing

See Item 8 “Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

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

Mattel’s worldwide operations are subject to the requirements of various environmental laws and regulations in the jurisdictions where those operations are located. Mattel believes that it is in substantial compliance with those laws and regulations. Mattel’s operations are from time to time the subject of investigations, conferences, discussions, and negotiations with various federal, state and local environmental agencies within and outside the United States with respect to the discharge or cleanup of hazardous waste. Mattel is not aware of any material cleanup liabilities.

Employees

The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. Mattel’s total number of employees increased from approximately 27,000 at December 31, 2009 to approximately 31,000 at December 31, 2010 due to increased staffing levels at manufacturing facilities, resulting from higher production levels at the end of 2010 to support point of sale momentum and improve customer service levels.

Executive Officers of the Registrant

The current executive officers of Mattel, all of whom are appointed annually by and serve at the pleasure of the Board of Directors, are as follows:

Name	Age	Position	Executive Officer Since
Robert A. Eckert	56	Chairman of the Board and Chief Executive Officer	2000
Bryan G. Stockton	57	Chief Operating Officer	2000
David Allmark	47	Executive Vice President, Fisher-Price Brands	2011
Ellen L. Brothers	55	Executive Vice President of Mattel and President, American Girl	2003
Thomas A. Debrowski	60	Executive Vice President, Worldwide Operations	2000
Kevin M. Farr	53	Chief Financial Officer	1996
Alan Kaye	57	Executive Vice President, Chief Human Resources Officer	2000
Timothy J. Kilpin	50	Executive Vice President, Mattel Brands El Segundo	2011
Geoff Massingberd	53	Executive Vice President, International	2007
Robert Normile	51	Executive Vice President, Chief Legal Officer and Secretary	1999
Christopher P. Schaden	58	Executive Vice President, North America	2011
Mandana Sadigh	51	Senior Vice President and Treasurer	2010
H. Scott Topham	50	Senior Vice President and Corporate Controller	2004

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

Mr. Stockton has been Chief Operating Officer since January 2011. He served as President, International from November 2007 to January 2011 and Executive Vice President, International from February 2003 to November 2007. He served as Executive Vice President, Business Planning and Development from November 2000 until February 2003. From April 1998 until November 2000, he was President and Chief Executive Officer of Basic Vegetable Products, the largest manufacturer of vegetable ingredients in the world. For more than 20 years prior to that, he was employed by Kraft Foods, Inc., the largest packaged food company in North America, and was President of Kraft North American Food Service from August 1996 to March 1998.

Mr. Allmark has been Executive Vice President, Fisher-Price Brands since February 2011. From January 2008 to February 2011, he served as Senior Vice President and General Manager of Mattel’s United Kingdom, Canada, and Eastern European markets and, from October 2005 to December 2007, as Senior Vice President and General Manager of Fisher-Price Friends. Mr. Allmark served as a Vice President in Mattel’s International group from August 2001 to October 2005 and as Marketing Director of Mattel’s UK group from January 1999 to July 2001. From May 1995, he served as Director of UK Sales and Marketing of Bluebird Toys P.L.C., which was acquired by Mattel in 1998, and prior to that he spent 12 years working in sales and marketing for various companies in the toy industry.

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

Mr. Kaye has been Executive Vice President, Chief Human Resources Officer since February 2011. From July 1997 to February 2011, he was Senior Vice President, Human Resources. From June 1996 to June 1997, he was President, Texas Division of Kaufman and Broad Homes, a home building company. From June 1991 to June 1996, he served as Senior Vice President, Human Resources for Kaufman and Broad Homes. Prior to that, he worked for two years with the Hay Group, a compensation consulting firm and for 12 years with IBM in various human resources positions.

Mr. Kilpin has been Executive Vice President, Mattel Brands El Segundo since February 2011. From February 2010 to February 2011, he served as General Manager and Senior Vice President, Mattel Brands El Segundo. Mr. Kilpin served as General Manager and Senior Vice President for the Girls, Boys and Games groups from November 2008 to February 2010 and for the Boys group from October 2005 to November 2008. Prior to rejoining Mattel as a Senior Vice President, Marketing in 2003, Mr. Kilpin was Executive Vice President of Studio Franchise Management at The Walt Disney Company. Mr. Kilpin first joined Mattel in August 1984 and until October 1999, held various marketing positions, culminating as Executive Vice President and General Manager of the then Character Brands business unit.

Mr. Massingberd has been Executive Vice President, International since February 2011. Before that, he served as Senior Vice President, Corporate Responsibility from September 2007 to February 2011. From February 1998 to August 2007, he served as Senior Vice President and General Manager of Mattel’s International divisions in Canada, Australia, New Zealand, Asia, and Latin America and from August 1997 to February 1998, he was Vice President, Sales for Mattel Canada. Prior to joining Mattel, Mr. Massingberd spent 18 years with Nestle S.A. and served in various roles, including Vice President, Sales and head of Nestle Canada’s Confectionery division.

Mr. Normile has been Executive Vice President, Chief Legal Officer and Secretary since February 2011. From March 1999 to February 2011, he was Senior Vice President, General Counsel and Secretary. He served as Vice President, Associate General Counsel and Secretary from August 1994 to March 1999. From June 1992 to August 1994, he served as Assistant General Counsel. Prior to that, he was associated with the law firms of Latham & Watkins LLP and Sullivan & Cromwell LLP.

Mr. Schaden has been Executive Vice President, North America since February 2011. Mr. Schaden served as Senior Vice President, Sales for Mattel Brands from July 2006 to February 2011 and Senior Vice President, Sales for Fisher-Price from December 2001 to July 2006. From June 1999 to December 2001, he served as Vice President, Sales for Fisher-Price and Tyco Preschool Toys. Mr. Schaden began working at Mattel as Director of Sales for Tyco Preschool Toys in February 1998 and held that position until June 1999. Prior to joining Mattel, Mr. Schaden had more than 23 years of sales experience at other toy companies, including Lego Systems and Tonka Corporation.

Ms. Sadigh has been Senior Vice President and Treasurer since November 2010. She served as Senior Vice President, Mattel Brands Finance and Strategy from October 2005 to November 2010. From January 2001 to October 2005, she served as Senior Vice President in various leadership roles, including Corporate Strategic Planning, Sales Strategy, and International Finance. From December 1999 until January 2001, she served as Vice

President and Assistant Controller. From August 1991 to December 1999, she served in various Corporate Finance positions. Prior to joining Mattel, Ms. Sadigh spent 8 years in the banking industry.

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

Mattel’s Internet website address is http://corporate.mattel.com. Mattel makes available on its Internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

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

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products–children–are continuously changing. Significant, sudden shifts in demand are caused by “hit” toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, digital media, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers and sellers of toys, video games, consumer electronics and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales, and increase its product sales or establish product sales with new, innovative toys, will depend on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. Competition for access to entertainment properties could lessen Mattel’s ability to secure, maintain, and renew popular licenses to entertainment products developed by other parties and licensed to Mattel or requires Mattel to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain these licenses. Competition is intensifying due to recent trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages, and an increasing use of more sophisticated technology in toys. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease, and Mattel’s revenues, profitability and results of operations may be adversely affected.

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

Mattel’s business is highly seasonal and its operating results depend, in large part, on sales during the relatively brief traditional holiday season. Any events that disrupt Mattel’s business during its peak demand times could significantly, adversely and disproportionately affect Mattel’s business.

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

In addition, as a result of the seasonal nature of Mattel’s business, Mattel may be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as terrorist attacks, economic shocks, earthquakes or other catastrophic events, that harm the retail environment or consumer buying patterns during its key selling season, or by events, such as strikes, disruptions in transportation or port delays, that interfere with the manufacture or shipment of goods during the critical months leading up to the holiday purchasing season.

Mattel has significant customer concentration, so that economic difficulties or changes in the purchasing policies or patterns of its key customers could have a significant impact on Mattel’s business and operating results.

A small number of customers account for a large share of Mattel’s net sales. In 2010, Mattel’s three largest customers, Wal-Mart, Toys “R” Us and Target, in the aggregate, accounted for approximately 41% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 51% of net sales. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results.

Liquidity problems or bankruptcy of Mattel’s key customers could have a significant adverse effect on Mattel’s business, financial condition and results of operations.

Mattel’s sales to customers are typically made on credit without collateral. There is a risk that key customers will not pay, or that payment may be delayed, because of bankruptcy, contraction of credit availability to such customers, weak retail sales or other factors beyond the control of Mattel, which could increase Mattel’s exposure to losses from bad debts. In addition, if key customers were to cease doing business as a result of bankruptcy or significantly reduce the number of stores operated, it could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.

Significant increases in the price of commodities, transportation or labor, if not offset by declines in other input costs, or a reduction or interruption in the delivery of raw materials, components and finished products from Mattel’s vendors could negatively impact Mattel’s financial results.

Cost increases, whether resulting from rising costs of materials, compliance with existing or future regulatory requirements, transportation, services and labor could impact the profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions, and other factors, there can be no assurance that Mattel will be able to offset any of these increased costs by adjusting the prices of its products. Increases in prices of Mattel’s products may not be sustainable, and could result in lower sales. Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including shortages of raw materials and components. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurance that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or in the delivery of finished products, whether resulting from more stringent regulatory requirements, suppliers, disruptions in transportation, port delays, labor strikes, lockouts, or otherwise, or a significant increase in the price of one or more supplies, such as fuel or resin (which is an oil-based product), could negatively impact Mattel’s financial results.

Significant changes in currency exchange rates or the ability to transfer capital across borders could have a significant adverse effect on Mattel’s business and results of operations.

Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Countries with highly inflationary economies can result in foreign currency devaluation, which negatively impacts profitability. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in US Dollars, and partially hedging this exposure using foreign currency forward exchange contracts. These contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan and Venezuelan bolivar fuerte, could have a significant adverse effect on Mattel’s business and results of operations.

If global economic conditions deteriorate, Mattel’s business and financial results could be adversely affected.

Mattel designs, manufactures, and markets a wide variety of toy products worldwide through sales to customers and directly to consumers. Mattel’s performance is impacted by the level of discretionary consumer spending, which has deteriorated sharply in the United States and in many countries around the world in which Mattel does business. Consumers’ discretionary purchases of toy products may be impacted by job losses, foreclosures, bankruptcies, reduced access to credit, significantly falling home prices, lower consumer confidence and other macroeconomic factors that affect consumer spending behavior. Deterioration of global economic conditions could potentially have a material adverse effect on Mattel’s liquidity and capital resources, including increasing Mattel’s cost of capital or its ability to raise additional capital if needed, or otherwise adversely affect Mattel’s business and financial results.

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

As a part of its efforts to cut costs, achieve better efficiencies and increase productivity and service quality, Mattel relies significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics and information technology. Any shortcoming of a Mattel vendor or outsourcer, particularly an issue affecting the quality of these services or systems, may be attributed by customers to Mattel, thus damaging Mattel’s reputation, brand value and potentially affecting the results of operations. In addition, problems with transitioning these services and systems to or operating failures with these vendors and outsourcers could cause delays in product sales, reduce efficiency of Mattel’s operations, and significant capital investments could be required to remediate the problem.

Increases in interest rates, reduction of Mattel’s credit ratings, contraction of credit availability or the inability of Mattel to meet the debt covenant requirements in its credit facilities could negatively impact Mattel’s ability to conduct its operations.

Increases in interest rates, both domestically and internationally, could negatively affect Mattel’s cost of financing its operations. Any reduction in Mattel’s credit ratings could increase the cost of obtaining financing. Mattel may be hindered from obtaining, or incur additional costs to obtain, additional credit in tight credit markets. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as market conditions and an inability to meet its debt covenant requirements, which include maintaining certain financial ratios. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

If Mattel is not able to adequately protect its proprietary intellectual property and information, its results of operations could be adversely affected.

The value of Mattel’s business depends on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents and trade secrets, in the US and around the world, as well as its customer, employee, and consumer data. If Mattel fails to protect its proprietary intellectual property and information, including any successful challenge to Mattel’s ownership of its intellectual property or material infringements of its intellectual property, this failure could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.

Unfavorable resolution of pending and future litigation matters and disputes could have a significant adverse effect on Mattel’s financial condition.

Mattel is involved in a number of litigation and regulatory matters. An unfavorable resolution of these pending matters could have a significant adverse effect on Mattel’s financial condition and its operations. Regardless of its outcome, litigation may result in substantial costs and expenses, and significantly divert the attention of management. There can be no assurance that Mattel will be able to prevail in, or achieve a favorable settlement of, pending matters. In addition to the pending matters, future litigation, government proceedings, labor disputes, or environmental matters could lead to increased costs or interruption of Mattel’s normal business operations.

Mattel is subject to various laws and government regulations, violation of which could subject it to sanctions. In addition, changes in such laws or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact Mattel’s financial condition and results of operations.

Mattel operates in a highly regulated environment in the US and international markets. US federal, state and local governmental entities, and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products. These regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), product safety and other safety standards, trade restrictions, duties and tariffs, and regulations regarding currency and financial matters, environmental matters, advertising directed toward children, product content, and privacy and data protection, as well as other administrative and regulatory restrictions. While Mattel takes all the steps it believes are necessary to comply with these laws and regulations, there can be no assurance that Mattel will be in compliance in the future. Failure to comply could result in monetary liabilities and other sanctions which could have a negative impact on Mattel’s business, financial condition and results of operations.

In addition, changes in laws or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact its financial condition and results of operations.

Issues with products may lead to product liability claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities that could divert resources, affect business operations, decrease sales, increase costs, and put Mattel at a competitive disadvantage, any of which could have a significant adverse effect on Mattel’s financial condition.

Mattel has experienced, and may in the future experience, issues with products that may lead to product liability claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to Mattel’s reputation, reduced demand by consumers for its products, decreased willingness by retailer customers to purchase or provide marketing support for those products, adverse impacts on Mattel’s ability to enter into licensing agreements for products on competitive terms, absence or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect Mattel’s business operations, decrease sales, increase legal fees and other costs, and put Mattel at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have a significant adverse effect on Mattel’s financial condition.

Mattel’s current and future operating procedures and product requirements may increase costs, significantly and adversely affect its relationship with vendors and make it more difficult for Mattel to produce, purchase and deliver products on a timely basis to meet market demands. Future conditions may require Mattel to adopt further changes that may increase its costs and further affect its relationship with vendors.

Mattel’s current operating procedures and product requirements, including testing requirements and standards, have imposed costs on both Mattel and the vendors from which it purchases products. Changes in business conditions, including those resulting from new legislative and regulatory requirements, have caused and in the future could cause further revisions in Mattel’s operating procedures and product requirements. Changes in Mattel’s operating procedures and product requirements may delay delivery of products and increase costs. Mattel’s relationship with its existing vendors may be adversely affected as a result of these changes, making Mattel more dependent on a smaller number of vendors. Some vendors may choose not to continue to do business with Mattel or not to accommodate Mattel’s needs to the extent that they have done in the past. In addition, rising production costs, contraction of credit availability and labor shortages have caused a substantial contraction in the number of toy manufacturers in China, decreasing the number of potential vendors to manufacture Mattel’s products. Because of the seasonal nature of Mattel’s business and the demands of its customers for deliveries with short lead times, Mattel depends upon the cooperation of its vendors to meet market demand for its products in a timely manner. There can be no assurance that existing and future events will not require Mattel to adopt additional requirements and incur additional costs, and impose those requirements and costs on its vendors, which may adversely affect its relationship with those vendors and Mattel’s ability to meet market demand in a timely manner.

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

Mattel owns, operates and manages manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia and Thailand. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage Mattel’s manufacturing operations located there. In the past, outbreaks of SARS have been significantly concentrated in Asia, particularly in Hong Kong, and in the Guangdong province of China, where many of Mattel’s manufacturing facilities and third-party manufacturers are located. The design, development and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its third-party manufacturers or their suppliers contract SARS, avian flu or other communicable diseases, or otherwise are unable to fulfill their obligations to Mattel. Mattel has developed contingency plans designed to help mitigate the impact of disruptions in its manufacturing operations. Mattel’s business, financial position, and results of operations could be negatively impacted by a significant disruption to its manufacturing operations or suppliers.

Earthquakes or other catastrophic events out of Mattel’s control may damage its facilities or those of its contractors and harm Mattel’s results of operations.

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

Mattel’s future success depends partly on the continued contribution of key executives, designers, technical, sales, marketing, manufacturing, and administrative personnel. The loss of services of any of Mattel’s key personnel could harm Mattel’s business. Recruiting and retaining skilled personnel is costly and highly competitive. If Mattel fails to retain, hire, train, and integrate qualified employees and contractors, Mattel may not be able to maintain or expand its business.

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

Mattel may engage in acquisitions, mergers or dispositions, which may affect the profit, revenues, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. There can be no assurance that Mattel will be able to identify suitable acquisition targets or merger partners or that, if identified, it will be able to acquire these targets on terms acceptable to Mattel and to potential merger partners. There can also be no assurance that Mattel will be successful in integrating any acquired company into its overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact Mattel’s results of operations. Further, Mattel cannot be certain that key talented individuals at those acquired companies will continue to work for Mattel after the acquisition or that they will continue to develop popular and profitable products or services. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.

Mattel relies extensively on information technology in its operations, and any material failure, inadequacy, interruption or security failure of that technology could harm its ability to effectively operate its business.

Mattel relies extensively on information technology systems, many of which are managed by third-party service providers, across its operations, including for management of its supply chain, sale and delivery of its products, and various other processes and transactions. Mattel’s ability to effectively manage its business and coordinate the production, distribution, and sale of its products depends significantly on the reliability and capacity of these systems and third-party service providers. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of its operations, and significant capital investments could be required to remediate the problem.

The level of returns on pension plan assets and the actuarial assumptions used for valuation purposes could affect Mattel’s earnings in future periods. Changes in standards and government regulations could also affect its pension plan expense and funding requirements.

Assumptions used in determining projected benefit obligations and the fair value of plan assets for Mattel’s pension plan are evaluated by Mattel in consultation with outside actuaries. In the event that Mattel determines that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return, or health care costs, its future pension benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the actuarial assumptions that Mattel uses may differ from actual results, which could have a significant impact on its pension and postretirement liability and related costs. Funding obligations are determined based on the value of assets and liabilities on a specific date as required under relevant government regulations for each plan. Future pension funding requirements, and the timing of funding payments, could be affected by legislation enacted by the relevant governmental authorities.

If Mattel’s goodwill becomes impaired, Mattel’s results of operations could be adversely affected.

Mattel tests goodwill for impairment annually, or more often if an event or circumstance indicates that an impairment may have occurred. For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. Declines in profitability of Mattel’s reporting units may impact the fair value of its reporting units, which could result in a write-down of its goodwill, negatively impacting its results of operations.

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

Mattel owns its corporate headquarters in El Segundo, California, consisting of approximately 335,000 square feet, and an adjacent office building consisting of approximately 55,000 square feet. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel’s Fisher-Price® subsidiary owns its headquarters facilities in East Aurora, New York, consisting of approximately 535,000 square feet, which is used by the Fisher-Price Brands US segment and for corporate support functions. American Girl Brands owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 180,000 square feet, a warehouse in Middleton, consisting of approximately 215,000 square feet, and distribution facilities in Middleton, DeForest, and Wilmot, Wisconsin, consisting of a total of approximately 948,000 square feet, all of which are used by the American Girl Brands segment. Mattel also owns its principal manufacturing facilities located in Indonesia, Thailand, Malaysia, and Mexico.

Mattel maintains leased sales offices in California, Illinois, Minnesota, New York, and Arkansas, and leased warehouse and distribution facilities in California, New Jersey, and Texas, all of which are used by the Domestic segment. Mattel has leased retail and related office space in Chicago, Illinois, New York, New York, and Los Angeles, California for its American Girl Place® stores, Dallas, Texas, Alpharetta, Georgia, Natick, Massachusetts, Bloomington, Minnesota, Lone Tree, Colorado, Overland Park, Kansas, and McLean, Virginia for its American Girl® stores, and leased retail space in Oshkosh, Wisconsin, which are used by the American Girl Brands segment, and Pomona, California, which is used by Mattel Brands. Mattel also has leased office space in Florida, which is used by the International segment. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Colombia, Costa Rica, Czech Republic, Denmark, France, Germany, Greece, Hong Kong, Hungary, India, Italy, Japan, Macau, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Portugal, Puerto Rico, South Korea, Spain, Switzerland, Taiwan, Turkey, the United Kingdom, and Venezuela, which are leased (with the exception of office and warehouse space in Chile and certain warehouse space in France that is owned by Mattel) and used by the International segment. Mattel also has leased retail and related office space and principal manufacturing facilities in China.

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

Holders of Record

As of February 17, 2011, Mattel had approximately 35,000 holders of record of its common stock.

Dividends

In 2010, 2009, and 2008, Mattel paid a dividend per share of $0.83, $0.75, and $0.75 to holders of its common stock, respectively. The Board of Directors declared the dividends in November, and Mattel paid the dividends in December of each year. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Recent Sales of Unregistered Securities

During the fourth quarter of 2010, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

During 2010, Mattel repurchased 18.6 million shares of its common stock at a cost of $446.7 million. During 2009, Mattel did not repurchase any shares of its common stock. During 2008, Mattel repurchased 4.9 million shares of its common stock at a cost of $90.6 million. During both 2010 and 2008, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2010, share repurchase authorizations of $463.6 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

This table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2010:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31
Repurchase program (1)	734,900	$22.81	734,900	$240,960,064
Employee transactions (2)	394	23.37	N/A	N/A
November 1 – 30
Repurchase program (1)	9,032,370	25.44	9,032,370	511,216,559
Employee transactions (2)	8,398	25.08	N/A	N/A
December 1 – 31
Repurchase program (1)	1,847,252	25.77	1,847,252	463,621,007
Employee transactions (2)	545	25.43	N/A	N/A

Total
Repurchase program (1)	11,614,522	$25.32	11,614,522	$463,621,007
Employee transactions (2)	9,337	25.03	N/A	N/A

(1)	In November 2010, Mattel’s Board of Directors authorized a $500.0 million increase to Mattel’s repurchase program. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A	Not applicable.

Performance Graph

The following graph compares the performance of Mattel common stock with that of the S&P 500 Index and the S&P 500 Consumer Staples Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2005 and reinvestment of dividends.

Comparison of Five Year Cumulative Total Return

Mattel, Inc., S&P 500, and S&P 500 Consumer Staples Index

Cumulative Total Return	2006	2007	2008	2009	2010
Mattel, Inc.	$147.35	$128.68	$113.21	$146.67	$192.77
S&P 500	115.61	121.95	77.38	97.44	111.89
S&P 500 Consumer Staples	114.39	130.59	110.72	126.70	144.25

Item 6.	Selected Financial Data.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share and percentage information)
Operating Results:
Net sales	$5,856,195	$5,430,846	$5,918,002	$5,970,090	$5,650,156
Gross profit	2,954,973	2,714,697	2,684,406	2,777,300	2,611,793
% of net sales	50.5%	50.0%	45.4%	46.5%	46.2%
Operating income	901,902	731,168	541,792	730,078	728,818
% of net sales	15.4%	13.5%	9.2%	12.2%	12.9%
Income before income taxes	846,825	660,047	487,964	703,398	683,756
Provision for income taxes (a)	161,962	131,343	108,328	103,405	90,829
Net income	$684,863	$528,704	$379,636	$599,993	$592,927
Net income per common share—basic	$1.88	$1.45	$1.04	$1.55	$1.54
Net income per common share—diluted	$1.86	$1.45	$1.04	$1.53	$1.53
Dividends declared per common share	$0.83	$0.75	$0.75	$0.75	$0.65

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Financial Position:
Total assets	$5,417,733	$4,780,555	$4,675,039	$4,805,455	$4,955,884
Noncurrent liabilities	1,438,867	1,188,692	1,297,930	928,284	940,390
Stockholders’ equity	2,628,584	2,530,989	2,117,135	2,306,742	2,432,974

(a)	The provision for income taxes in 2010 was positively impacted by net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided. The provision for income taxes in 2009 was positively impacted by net tax benefits of $28.8 million related to reassessments of prior years’ tax liabilities based on the status of audits in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2007 was positively impacted by net tax benefits of $42.0 million related to reassessments of prior years’ tax liabilities based on the status of audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes. The provision for income taxes in 2006 was positively impacted by the Tax Increase Prevention and Reconciliation Act passed in May 2006, and tax benefits of $63.0 million related to tax settlements and refunds as a result of ongoing audits with foreign and state tax authorities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 “Financial Statements and Supplementary Data.”

Overview

Mattel’s objective is to continue to create long-term stockholder value by generating strong cash flow and deploying it in a disciplined and opportunistic manner as outlined in Mattel’s capital and investment framework. To achieve this objective, management has established three overarching strategies.

The first strategy is to deliver consistent growth by continuing the momentum in its core brands, optimizing entertainment partnerships, building new franchises, and working to expand and leverage its international footprint.

The second strategy is to build on the progress it has made on improving operating margins through at least sustaining the gross margins and delivering another round of cost savings.

The third strategy is to generate significant cash flow and continue its disciplined, opportunistic, and value-enhancing deployment.

2010 Overview

Mattel’s focus for 2010 was to build on its progress towards its long-term profitability goals, in light of what it expected to be a challenging cost environment and a continuation of a difficult economic environment. The three main objectives in achieving these goals included capitalizing on opportunities to increase revenues by continuing core brand performance, while maximizing the opportunities surrounding its new Entertainment properties, maintaining cost and expense controls, and delivering another strong year of profits and cash flow. In 2010, Mattel delivered strong financial results with solid revenue growth across its portfolio of brands and markets. Mattel sustained gross margin at its long-term target of approximately 50%. Mattel also successfully completed its Global Cost Leadership program, all of which resulted in an operating margin of 15.4%, which, for the first time in several years, is within its long-term goal range of 15% to 20%. In addition, Mattel generated significant cash flow, which it deployed to create value for its stockholders. More specifically:

•	Net sales increased 8%, from $5.43 billion in 2009 to $5.86 billion in 2010.

•

Gross profit, as a percentage of net sales, increased from 50.0% in 2009 to 50.5% in 2010, primarily due to effective pricing and net cost savings related to Mattel’s Global Cost Leadership program, partially offset by higher royalty expense as a result of increased sales of products tied to licensed properties.

•

Mattel’s Global Cost Leadership program generated year-over-year incremental gross costs savings before severance charges of approximately $61 million during 2010 (or approximately $48 million net of 2010 severance charges of approximately $13 million), for cumulative gross cost savings before severance charges of approximately $225 million.

•

Operating income increased from $731.2 million in 2009 to $901.9 million in 2010, primarily due to higher sales volume and higher gross profit, partially offset by higher advertising and promotion expenses and higher other selling and administrative expenses.

•	Mattel increased its annual dividend to $0.83 per share, an increase of 11% from the prior year, and repurchased 18.6 million shares of its common stock.

2011 and Beyond

Mattel’s global strategic priorities for 2011 and beyond are to deliver consistent growth by continuing the momentum in its core brands, optimizing its entertainment partnerships, building new franchises, and working to expand and leverage its international footprint. Mattel aims to build on the progress it has made on improving operating margins through sustaining gross margins of at least 50% and delivering another round of cost savings, which includes targeting an additional cumulative cost savings of approximately $150 million to be achieved by the end of 2012. The additional cost savings are expected to include approximately $75 million in legal costs, which will reduce other selling and administrative expenses, and approximately $75 million of cost savings, which will be reflected in gross profit, advertising and promotion expenses, and other selling and administrative expenses, from the launch of the next phase of the Global Cost Leadership program. Mattel also expects to generate significant cash flow and continue its disciplined, opportunistic, and value enhancing deployment of its cash.

Results of Operations

2010 Compared to 2009

Consolidated Results

Net sales for 2010 were $5.86 billion, an 8% increase, as compared to $5.43 billion in 2009, including unfavorable changes in currency exchange rates of 2 percentage points. Net income for 2010 was $684.9 million, or $1.86 per diluted share, as compared to net income of $528.7 million, or $1.45 per diluted share, in 2009. As compared to 2009, net income for 2010 was positively impacted by higher net sales, higher gross profit, and a lower effective tax rate, partially offset by higher advertising and promotion expenses, higher other selling and administrative expenses, and unfavorable changes in foreign exchange rates.

Gross profit as a percentage of net sales increased to 50.5% in 2010 from 50.0% in 2009. The increase in gross profit as a percentage of net sales was primarily due to effective pricing and net cost savings related to the Global Cost Leadership program, partially offset by higher royalty expense as a result of increased sales of products tied to licensed properties.

The following table provides a summary of Mattel’s consolidated results for 2010 and 2009 (in millions, except percentage and basis point information):

	For the Year				Year/Year Change
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$5,856.2	100.0%	$5,430.8	100.0%	8%

Gross profit	$2,955.0	50.5%	$2,714.7	50.0%	9%	50
Advertising and promotion expenses	647.3	11.1	609.8	11.2	6%	(10)
Other selling and administrative expenses	1,405.8	24.0	1,373.7	25.3	2%	(130)

Operating income	901.9	15.4	731.2	13.5	23%	190
Interest expense	64.8	1.1	71.8	1.3	–10%	(20)
Interest (income)	(8.4)	–0.1	(8.1)	–0.1	4%	–
Other non-operating (income) expense, net	(1.3)		7.5

Income before income taxes	$846.8	14.5%	$660.0	12.2%	28%	230

Sales

Net sales for 2010 were $5.86 billion, an 8% increase, as compared to $5.43 billion in 2009, including unfavorable changes in currency exchange rates of 2 percentage points. Gross sales within the US increased 9% in 2010, and accounted for 54% of consolidated gross sales in 2010 and 2009. Gross sales in international markets increased 6% in 2010, including unfavorable changes in currency exchange rates of 4 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 11% to $3.66 billion in 2010, including unfavorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 16% and international gross sales increased 8%, including unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Barbie® increased 7%, including unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Barbie® increased 14% and international gross sales increased 2%, including unfavorable changes in currency exchange rates of 5 percentage points. Worldwide gross sales of Other Girls Brands increased 16%, including unfavorable changes in currency exchange rates of 2 percentage points, driven primarily by increased sales of Disney Princess™ products and the launch of Monster High®. Worldwide gross sales of Wheels products decreased 2%, including unfavorable changes in currency exchange rates of 1 percentage point, driven primarily by decreased sales of Tyco R/C® products and other Wheels products that did not continue into 2010, partially offset by increased sales of Hot Wheels® products. Worldwide gross sales of Hot Wheels® increased 3%, including unfavorable changes in currency exchange rates of 1 percentage point. Worldwide gross sales of Entertainment products increased 27%, including unfavorable changes in currency exchange rates of 4 percentage points, driven primarily by increased sales of Toy Story® 3, WWE® Wrestling, and Radica® products.

Worldwide gross sales of Fisher-Price Brands increased 2% to $2.22 billion in 2010, including unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Fisher-Price Brands increased 3% and international gross sales increased 1%, including unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Core Fisher-Price® decreased 3%, including unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Core Fisher-Price® decreased 2% and international gross sales decreased 3%, including unfavorable changes in currency exchange rates of 3 percentage points. Worldwide gross sales of Fisher-Price® Friends increased 24%, including unfavorable changes in currency exchange rates of 2 percentage points, driven primarily by sales of products supporting the Thomas and Friends® property and the launch of Sing-a-ma-jigs™, partially offset by decreased sales of Sesame Street® and certain smaller licensed properties products. Domestic gross sales of Fisher-Price® Friends increased 29% and international gross sales increased 17%, including unfavorable changes in currency exchange rates of 6 percentage points.

American Girl Brands gross sales increased 5% to $486.6 million in 2010, driven primarily by sales of Lanie®, the 2010 Girl of the Year® doll, and Felicity® dolls, the benefit of two new American Girl® stores in Lone Tree, Colorado and Overland Park, Kansas, and the launch of the American Girl® virtual world.

Cost of Sales

Cost of sales as a percentage of net sales was 49.5% in 2010, as compared to 50.0% in 2009. Cost of sales increased by $185.1 million, or 7%, from $2.72 billion in 2009 to $2.90 billion in 2010, as compared to an 8% increase in net sales. Within cost of sales, freight and logistics expenses increased by $17.8 million, or 6%, from $295.9 million in 2009 to $313.7 million in 2010; royalty expense increased $57.4 million, or 30%, from $188.5 million in 2009 to $245.9 million in 2010; and other product costs increased by $109.9 million, or 5%, from $2.23 billion in 2009 to $2.34 billion in 2010

Gross Profit

Gross profit as a percentage of net sales increased from 50.0% in 2009 to 50.5% in 2010, driven primarily by effective pricing and net cost savings related to the Global Cost Leadership program, partially offset by higher royalty expense as a result of increased sales of products tied to licensed properties.

Advertising and Promotion Expenses

Advertising and promotion expenses decreased to 11.1% of net sales in 2010, as compared to 11.2% of net sales in 2009.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.41 billion in 2010, or 24.0% of net sales, as compared to $1.37 billion in 2009, or 25.3% of net sales. The dollar increase in other selling and administrative expenses primarily reflects higher employee-related costs, information technology and other infrastructure investments, and higher net legal and recall-related litigation costs of approximately $5 million, partially offset by savings related to the Global Cost Leadership program of approximately $20 million, lower bad debt expense, and lower severance charges. The increase in employee-related costs includes approximately $17 million in incremental share-based compensation expense, approximately $10 million in incremental annual incentive costs, and approximately $16 million related to annual merit increases that began during the second quarter of 2010.

Non-Operating Items

Interest expense was $64.8 million in 2010, as compared to $71.8 million in 2009, driven primarily by lower average borrowings, lower average interest rates, and the absence of domestic receivables factoring in 2010, partially offset by interest expense associated with the $500 million of senior notes issued in 2010. Interest income increased from $8.1 million in 2009 to $8.4 million in 2010, driven primarily by higher average invested cash balances, partially offset by lower average interest rates. Other non-operating income was $1.3 million in 2010, as compared to other non-operating expense of $7.4 million in 2009, driven primarily by other investment gains and lower foreign currency exchange losses.

Provision for Income Taxes

Mattel’s effective tax rate on income before income taxes in 2010 was 19.1%, as compared to 19.9% in 2009. The 2010 income tax provision includes net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided. The 2009 income tax provision includes net tax benefits of $28.8 million related to reassessments of prior years’ tax liabilities based on the status of audits in various jurisdictions around the world, settlements, and enacted law changes.

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

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $1.63 billion in 2010, up $224.2 million or 16%, as compared to $1.40 billion in 2009. Within this segment, gross sales of Barbie® increased 14% and gross sales of Other Girls Brands increased 26%, driven primarily by increased sales of Disney Princess™ products and the launch of Monster High®. Gross sales of Wheels products decreased 4%, driven primarily by decreased sales of Tyco R/C®, other Wheels products that did not continue into 2010, and Hot Wheels® products. Gross sales of Hot Wheels® products decreased 1%. Gross sales of Entertainment products increased 33%, driven primarily by increased sales of Toy Story® 3, WWE® Wrestling, and Radica® products. Mattel Girls & Boys Brands US segment income increased 40% to $409.4 million in 2010 from $293.4 million in 2009, driven primarily by higher sales volume and higher gross margins, partially offset by higher advertising and promotion expenses.

Fisher-Price Brands US gross sales were $1.35 billion in 2010, up $42.0 million or 3%, as compared to $1.31 billion in 2009. Within this segment, gross sales of Core Fisher-Price® products decreased 2% and gross sales of Fisher-Price® Friends products increased 29%, driven primarily by sales of products supporting the Thomas and Friends® property and the launch of Sing-a-ma-jigs™, partially offset by decreased sales of Sesame Street® and certain smaller licensed properties products. Fisher-Price Brands US segment income decreased 4% to $222.0 million in 2010 from $231.9 million in 2009, driven primarily by lower gross margins, partially offset by lower other selling and administrative expenses.

American Girl Brands gross sales were $486.6 million in 2010, up $23.7 million or 5%, as compared to $462.9 million in 2009, driven primarily by sales of Lanie®, the 2010 Girl of the Year® doll, and Felicity® dolls, the benefit of two new American Girl® stores in Lone Tree, Colorado and Overland Park, Kansas, and the launch of the American Girl® virtual world. American Girl Brands segment operating income increased 9% to $112.9 million in 2010 from $103.4 million in 2009, driven primarily by higher sales volume and higher gross margins, partially offset by higher advertising and promotion expenses and higher other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2010 versus 2009:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International	6	–4
Europe	5	–4
Latin America	1	–8
Asia Pacific	23	7
Other	15	6

International gross sales were $2.92 billion in 2010, up $162.5 million or 6%, as compared to $2.76 billion in 2009, including unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Mattel Girls & Boys Brands increased 8%, including unfavorable change in currency exchange rates of 4 percentage points. Gross sales of Barbie® increased 2%, including unfavorable changes in currency exchange rates of 5 percentage points. Gross sales of Other Girls Brands increased 8%, including unfavorable changes in currency exchange rates of 4 percentage points, driven primarily by increased sales of Disney Princess™ products and the launch of Monster High®. Gross sales of Wheels remained flat in 2010, as compared to 2009, including unfavorable changes in currency exchange rates of 2 percentage points, driven primarily by increased sales of Hot Wheels® products, partially offset by decreased sales of Tyco R/C® products and other Wheels products that did not continue into 2010. Gross Sales of Hot Wheels® products increased 6%, including unfavorable changes in currency exchange rates of 2 percentage points. Gross sales of Entertainment products increased by 22%, including unfavorable changes in currency exchange rates of 7 percentage points, driven primarily by increased sales of Toy Story® 3 and WWE® Wrestling products. Fisher-Price Brands gross sales increased 1%, including unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Core Fisher-Price® products decreased 3%, including unfavorable change in currency exchange rates of 3 percentage points and gross sales of Fisher-Price® Friends products increased 17%, including unfavorable changes in currency exchange rates of 6 percentage points, driven primarily by sales of products supporting the Thomas and Friends® property and the launch of Sing-a-ma-jigs™, partially offset by decreased sales of Sesame Street® and certain smaller licensed properties products. International segment income increased 26% to $531.0 million in 2010 from $422.5 million in 2009, driven primarily by higher sales volume and higher gross margins, partially offset by higher advertising and promotion expenses.

2009 Compared to 2008

Consolidated Results

Net sales for 2009 were $5.43 billion, an 8% decrease as compared to $5.92 billion in 2008, including unfavorable changes in currency exchange rates of 2 percentage points. Net income for 2009 was $528.7 million, or $1.45 per diluted share as compared to net income of $379.6 million, or $1.04 per diluted share, for 2008. Net income for 2009 was positively impacted by net tax benefits of $28.8 million related to reassessments of prior years’ tax liabilities based on the status of audits in various jurisdictions around the world, settlements, and enacted tax law changes.

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

The following table provides a summary of Mattel’s consolidated results for 2009 and 2008 (in millions, except percentage and basis point information):

	For the Year
	2009		2008		Year/Year Change
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$5,430.8	100.0%	$5,918.0	100.0%	–8%

Gross profit	$2,714.7	50.0%	$2,684.4	45.4%	1%	460
Advertising and promotion expenses	609.8	11.2	719.2	12.2	–15%	(100)
Other selling and administrative expenses	1,373.7	25.3	1,423.4	24.1	–3%	120

Operating income	731.2	13.5	541.8	9.2	35%	430
Interest expense	71.8	1.3	81.9	1.4	–12%	(10)
Interest (income)	(8.1)	–0.1	(25.0)	–0.4	–68%	30
Other non-operating expense (income), net	7.5		(3.1)

Income before income taxes	$660.0	12.2%	$488.0	8.2%	35%	400

Sales

Net sales for 2009 were $5.43 billion, an 8% decrease as compared to $5.92 billion in 2008, including unfavorable changes in currency exchange rates of 2 percentage points. Gross sales within the US decreased 4% from 2008, and accounted for 54% and 51% of consolidated gross sales in 2009 and 2008, respectively. Gross sales in international markets decreased 13% in 2009, including unfavorable changes in currency exchange rates of 4 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands decreased 10% to $3.29 billion in 2009 as compared to 2008, including unfavorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Mattel Girls & Boys Brands decreased 2% and international gross sales of Mattel Girls & Boys Brands decreased 15%, including unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Barbie® decreased 3%, including unfavorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Barbie® increased 4% and international gross sales of Barbie® decreased 6%, including unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Other Girls Brands decreased 20%, including unfavorable changes in currency exchange rates of 2 percentage points, driven primarily by decreased sales of High School Musical® products. Worldwide gross sales of Wheels products decreased 7%, including unfavorable changes in currency exchange rates of 3 percentage points, driven primarily by decreased sales of Speed Racer® and Tyco R/C® products, partially offset by increased sales of Core Hot Wheels® and Matchbox® products. Worldwide gross sales of Entertainment products decreased by 14%, including unfavorable changes in currency exchange rates of 2 percentage points, driven primarily by decreased sales of Radica® products and products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, partially offset by sales of products tied to Toy Story® and Toy Story® 2 and increased sales of CARS™ products domestically.

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

American Girl Brands gross sales were flat during 2009 as compared to 2008, driven primarily by the November 2008 openings of the American Girl® stores in Natick, Massachusetts and Bloomington, Minnesota, offset by softness resulting primarily from a difficult comparison to strong entertainment-related sales in 2008.

Cost of Sales

Cost of sales decreased by $517.4 million, or 16%, from $3.23 billion in 2008 to $2.72 billion in 2009 as compared to an 8% decrease in net sales. On an overall basis, cost of sales decreased from 2008 primarily due to lower sales volume, cost savings from Mattel’s Global Cost Leadership program, and lower input costs. Within cost of sales, freight and logistics expenses decreased by $98.2 million, or 25%, which included net cost savings from the Global Cost Leadership program, from $394.1 million in 2008 to $295.9 million in 2009; royalty expense decreased $52.7 million, or 22%, from $241.2 million in 2008 to $188.5 million in 2009; and other product costs decreased by $366.5 million, or 14%, from $2.60 billion in 2008 to $2.23 billion in 2009.

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

Provision for Income Taxes

Mattel’s effective tax rate on income before income taxes in 2009 was 19.9% as compared to 22.2% in 2008. The 2009 income tax provision includes net tax benefits of $28.8 million related to reassessments of prior years’ tax liabilities based on the status of audits in various jurisdictions around the world, settlements, and enacted law changes.

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

Domestic Segment

Mattel Girls & Boys Brands US gross sales decreased 2% in 2009 as compared to 2008. Within this segment, gross sales of Barbie® increased 4% and gross sales of Other Girls Brands decreased 11%, driven primarily by decreased sales of High School Musical® products. Gross sales of Wheels products increased 1%, driven primarily by increased sales of Core Hot Wheels® and Matchbox® products, partially offset by decreased sales of Speed Racer® and Tyco R/C® products. Gross sales of Entertainment products decreased 7%, driven primarily by decreased sales of Radica® products and products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, partially offset by sales of products tied to Toy Story® and Toy Story® 2 and increased sales of CARS™ products. Mattel Girls & Boys Brands US segment income increased 85% to $293.4 million in 2009 from $158.2 million in 2008, primarily driven by higher gross profit and lower other selling and administrative expenses.

Fisher-Price Brands US gross sales decreased 8% in 2009 as compared to 2008. Within this segment, gross sales of Core Fisher-Price® products decreased 4% and gross sales of Fisher-Price® Friends products decreased 18%. Fisher-Price Brands US segment income increased 44% to $231.9 million in 2009 from $161.0 million in 2008, driven primarily by higher gross profit, lower other selling and administrative expenses, and lower advertising and promotion expenses, partially offset by lower sales volume.

American Girl Brands gross sales were flat during 2009 as compared to 2008, driven primarily by the November 2008 openings of the American Girl® stores in Natick, Massachusetts and Bloomington, Minnesota offset by softness resulting primarily from a difficult comparison to strong entertainment-related sales in 2008. American Girl Brands segment operating income increased 19% to $103.4 million in 2009 from $86.6 million in 2008, driven primarily by higher gross profit, lower other selling and administrative expenses, and lower advertising and promotion expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2009 versus 2008:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International	–13	–4
Europe	–15	–4
Latin America	–12	–6
Asia Pacific	–7	–2
Other	–11	–1

International gross sales decreased 13% in 2009 as compared to 2008, including unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Mattel Girls & Boys Brands decreased 15%, including unfavorable change in currency exchange rates of 4 percentage points. Gross sales of Barbie® decreased 6%, including unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Other Girls Brands decreased 26%, including unfavorable changes in currency exchange rates of 3 percentage points, driven primarily by decreased sales of High School Musical® products. Gross sales of Wheels products decreased 13%, including unfavorable changes in currency exchange rates of 5 percentage points driven primarily by decreased sales of Speed Racer® and Tyco R/C® products. Gross sales of Entertainment products decreased by 19%, including unfavorable changes in currency exchange rates of 4 percentage points, driven primarily by decreased sales of products tied to last year’s three key summer movie properties: Batman®, Speed Racer®, and Kung Fu Panda®, along with CARS™ products, and Radica® products, partially offset by sales of products tied to Toy Story® and Toy Story® 2. Fisher-Price Brands gross sales decreased 9%, including unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Core Fisher-Price® products decreased 9%, including unfavorable change in currency exchange rates of 4 percentage points and gross sales of Fisher-Price® Friends products decreased 5%, with no impact from changes in currency exchange rates. International segment income increased 18% to $422.5 million in 2009 from $357.6 million in 2008, driven primarily by higher gross margin, lower advertising and promotion expenses, and lower other selling and administrative expenses, partially offset by lower sales volume.

Global Cost Leadership Program

During the middle of 2008, Mattel initiated its Global Cost Leadership program, which was designed to improve operating efficiencies and leverage Mattel’s global scale to improve profitability and operating cash flows. The major initiatives within Mattel’s Global Cost Leadership program included:

•

A global reduction in Mattel’s professional workforce of approximately 1,000 employees that was initiated in November 2008, which resulted in severance and other termination-related charges of approximately $34 million, and an additional reduction in Mattel’s professional workforce initiated in the third quarter of 2009, which resulted in severance and other termination-related charges of approximately $32 million.

•

A coordinated efficiency strategic plan that includes structural changes designed to lower costs and improve efficiencies; for example, offshoring and outsourcing certain back office functions, and additional clustering of management in international markets.

•

Procurement initiatives designed to fully leverage Mattel’s global scale in areas such as creative agency partnerships, legal services, and distribution, including ocean carriers and over-the-road freight vendors.

Mattel’s Global Cost Leadership program was intended to generate approximately $90 million to $100 million of net cost savings in 2009, and approximately $180 million to $200 million of cumulative net cost savings by the end of 2010. Mattel exceeded its 2009 goal by realizing approximately $164 million of gross cost savings before severance charges of approximately $32 million (or approximately $132 million in net cost savings). Of the gross cost savings realized in 2009, approximately $88 million was reflected within other selling and administrative expenses, approximately $62 million within gross profit, and approximately $14 million within advertising and promotion expenses.

In addition, Mattel exceeded its 2010 goal by realizing approximately $61 million of year-over-year incremental gross cost savings before severance charges of approximately $13 million (or approximately $48 million in net cost savings), for cumulative gross cost savings before severance charges of approximately $225 million. Of the gross cost savings realized in 2010, approximately $27 million was reflected within gross profit, approximately $20 million within other selling and administrative expenses, and approximately $14 million within advertising and promotion expenses.

Mattel will continue its focus on margin and efficiency sustainability by targeting additional cumulative cost savings of approximately $150 million to be achieved by the end of 2012, which is expected to include cost savings of approximately $75 million in legal costs, which will reduce other selling and administrative expenses, and approximately $75 million of cost savings, which will be reflected in gross profit, advertising and promotion expenses, and other selling and administrative expenses, from the launch of the next phase of the Global Cost Leadership program. Mattel will evaluate its operations for opportunities to identify work streams in which the company can work together better across geographies, functions, and brands, to leverage its scale more effectively and efficiently. Mattel is focused on identifying smart solutions and sustainable cost savings. Mattel expects cost savings from streamlining the more complex work stream initiatives to be back-end loaded and to require near-term investments, and that its legal costs reflect the fact that Mattel is currently in trial. Mattel expects to realize the majority of the $150 million savings goal in 2012.

Income Taxes

Mattel’s effective tax rate on income before income taxes in 2010 was 19.1%, as compared to 19.9% in 2009. The 2010 income tax provision includes net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided.

Mattel’s effective tax rate on income before income taxes in 2009 was 19.9%, as compared to 22.2% in 2008. The 2009 income tax provision includes net tax benefits of $28.8 million related to reassessments of prior years’ tax liabilities based on the status of audits in various jurisdictions around the world, settlements, and enacted tax law changes.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, including its $1.08 billion domestic unsecured committed revolving credit facility, and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as a global economic crisis that creates a tight credit environment, an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of the year cash and equivalents, cash flows from operations, and access to its $1.08 billion domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. As of December 31, 2010, Mattel had available incremental borrowing resources totaling $1.08 million under this unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

Mattel monitors the third-party depository institutions that hold the company’s cash and equivalents. Mattel’s emphasis is primarily on safety and liquidity of principal, and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize risks. As of December 31, 2009 and 2008, Mattel had a money market investment fund with an original cost basis of approximately $85 million, which was classified within other assets as a result of the money market investment fund halting redemption requests during 2008. During 2010, Mattel reversed approximately $3 million of impairment charges recorded in 2009 and 2008, when Mattel recorded impairment charges of approximately $1 million and $4 million, respectively, associated with this investment. Mattel received cash proceeds of approximately $73 million in 2009 and $10 million in 2010 related to this investment, for total proceeds of approximately $83 million on Mattel’s investment of approximately $85 million.

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

Capital and Investment Framework

To guide future capital deployment decisions, with a goal of maximizing stockholder value, Mattel’s Board of Directors in 2003 established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital;

•	To maintain a year-end debt-to-capital ratio of about 25%;

•	To invest approximately $180 million to $200 million in capital expenditures annually to maintain and grow the business;

•	To make strategic opportunistic acquisitions; and

•	To return excess funds to stockholders through dividends and share repurchases.

Over the long term, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to stockholders through cash dividends and share repurchases. Mattel’s share repurchase program has no expiration date and repurchases will take place from time to time, depending on market conditions. The ability to successfully implement the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities. There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve its targeted goals for investing activities.

Operating Activities

Cash flows generated from operating activities were $528.0 million during 2010, as compared to $945.0 million during 2009 and $436.3 million in 2008. The decrease in cash flows from operating activities in 2010 from 2009 was primarily due to the decision not to factor $300 million of domestic receivables in 2010, as well as growth in accounts receivable due to increased sales volume, and the rebuild of inventory to support point of sale momentum and customer service levels, partially offset by higher net income. The increase in cash flows from operating activities in 2009 from 2008 was primarily the result of higher profitability and lower working capital requirements, mainly due to lower levels of accounts receivable and inventories.

Investing Activities

Cash flows used for investing activities were $146.7 million during 2010, as compared to $33.5 million during 2009 and $311.7 million during 2008. The increase in cash flows used for investing activities in 2010 from 2009 was primarily due to lower proceeds received from the redemption of a money market investment fund, lower net proceeds received relating to settled foreign currency forward exchange contracts, and higher purchases of tools, dies, and molds and other property, plant, and equipment. The decrease in cash flows used for investing activities in 2009 from 2008 was primarily due to lower purchases of other property, plant, and equipment, an increase in other investments in 2008, of which the proceeds of the investments were received in 2009, and lower payments for businesses acquired.

Financing Activities

Cash flows used for financing activities were $224.8 million during 2010, as compared to $376.1 million during 2009 and $395.7 million during 2008. The decrease in cash flows used for financing activities in 2010 from 2009 primarily reflects net proceeds received from the $500.0 million issuance of senior notes in September 2010 and higher proceeds from the exercise of stock options, partially offset by higher share repurchases. The decrease in cash flows used for financing activities in 2009 from 2008 was primarily due to lower share repurchases, lower tax benefits from share-based payment arrangements, and higher proceeds from the exercise of stock options, partially offset by higher net payments of borrowings.

During both 2010 and 2008, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. During 2010, Mattel repurchased 18.6 million shares of its common stock at a cost of $446.7 million. During 2009, Mattel did not repurchase any shares of its common stock. During 2008, Mattel repurchased 4.9 million shares of its common stock at a cost of $90.6 million. At December 31, 2010, share repurchase authorizations of $463.6 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

In 2010, 2009, and 2008, Mattel paid a dividend per share of $0.83, $0.75, and $0.75 to holders of its common stock, respectively. The Board of Directors declared the dividends in November and Mattel paid the dividends in December of each year. The dividend payments were $291.3 million, $271.4 million, and $268.9 million in 2010, 2009, and 2008, respectively.

Seasonal Financing

See Item 8 “Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

Financial Position

Mattel’s cash and equivalents were $1.28 billion at December 31, 2010, an increase of $164.1 million from 2009. The increase was primarily driven by net proceeds received from the $500.0 million issuance of senior notes in September 2010, the timing and amount of accounts payable and accrued liabilities payments, and proceeds received from the exercise of stock options. The increase was partially offset by seasonal increases in accounts receivable and inventory, $446.7 million of share repurchases, $291.3 million of dividend payments, and $136.7 million of purchases of tools, dies, and molds, and other property, plant, and equipment.

Accounts receivable increased $396.8 million from December 31, 2009 to $1.15 billion at December 31, 2010, driven primarily by the decision not to factor $300 million of domestic receivables in 2010, as well as increased sales volume.

Inventories increased $108.2 million from December 31, 2009 to $463.8 million at December 31, 2010, driven primarily by the rebuild of inventory to support point of sale momentum and improve customer service levels, as compared to a significant liquidation of inventories in 2009 due to economic uncertainty.

Accounts payable and accrued liabilities increased $79.9 million from December 31, 2009 to $1.05 billion at December 31, 2010, primarily due to the timing and amount of payments of accounts payable and various accrued liability balances, including advertising and royalty obligations.

At December 31, 2010 and 2009, Mattel’s total short-term borrowings totaled $0 and $2.0 million, respectively. The current portion of long-term debt increased $200.0 million to $250.0 million at December 31, 2010, as compared to $50.0 million at December 31, 2009 due to the reclassification of $200.0 million of 2006 Senior Notes and $50.0 million of Medium-term notes from noncurrent to current, offset by $50.0 million of scheduled repayments of Medium-term notes in May and October 2010.

A summary of Mattel’s capitalization is as follows:

	December 31,
	2010		2009
	(In millions, except percentage information)
Medium-term notes	$100.0	2%	$150.0	4%
2006 Senior Notes	—	—	200.0	5
2008 Senior Notes	350.0	9	350.0	10
2010 Senior Notes	500.0	12	—	—

Total noncurrent long-term debt	950.0	23	700.0	19
Other noncurrent liabilities	488.9	12	488.7	13
Stockholders’ equity	2,628.6	65	2,531.0	68

	$4,067.5	100%	$3,719.7	100%

Total noncurrent long-term debt increased $250.0 million at December 31, 2010, as compared to December 31, 2009, due primarily to the $500.0 million issuance of senior notes in September 2010, partially offset by the reclassification of $200.0 million of 2006 Senior Notes and $50.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed.

Stockholders’ equity of $2.63 billion at December 31, 2010 increased $97.6 million from December 31, 2009, primarily as a result of net income, partially offset by share repurchases during 2010 and payment of the annual dividend on common stock in the fourth quarter of 2010.

Mattel’s debt-to-capital ratio, including short-term borrowings and the current portion of long-term debt, increased to 31.3% at December 31, 2010 from 22.9% at December 31, 2009, due to the $500.0 million issuance of senior notes in September 2010, partially offset by an increase in stockholders’ equity. Mattel’s objective is to maintain a year-end debt-to-capital ratio of approximately 25%.

Off-Balance Sheet Arrangements

Mattel has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Commitments

In the normal course of business, Mattel enters into debt agreements, contractual arrangements to obtain and protect Mattel’s right to create and market certain products, and for future purchases of goods and services to ensure availability and timely delivery. These arrangements include commitments for future inventory and service purchases and royalty payments pursuant to licensing agreements. Certain of these commitments routinely contain provisions for guarantees or minimum expenditures during the term of the contracts.

	Total	2011	2012	2013	2014	2015	Thereafter
	(In millions)
Long-term debt	$1,200.0	$250.0	$50.0	$400.0	$—	$—	$500.0
Interest on long-term debt	647.4	61.6	51.7	39.5	26.4	26.4	441.8
Capital leases*	2.7	0.3	0.3	0.3	0.3	0.3	1.2
Operating leases	546.0	92.0	83.0	65.0	56.0	46.0	204.0
Licensing and similar agreements minimum guarantees	251.0	64.0	74.0	55.0	37.0	21.0	—
Defined benefit and postretirement benefit plans	365.1	61.5	39.5	28.5	29.2	30.2	176.2
Purchases of inventory, other assets, and services	445.0	378.0	18.0	17.0	15.0	14.0	3.0

Total	$3,457.2	$907.4	$316.5	$605.3	$163.9	$137.9	$1,326.2

*	Represents total obligation, including imputed interest of $0.8 million.

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

Litigation

The content of Item 8 “Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Commitments and Contingencies” is hereby incorporated by reference in its entirety in this Item 7.

Effects of Inflation

Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2010, 2009, or 2008. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability, under certain circumstances and at certain times, to pass on higher prices to its customers.

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

In recent years, the mass-market retail channel has experienced significant shifts in market share among competitors, causing some large retailers to experience liquidity problems. In 2008, certain of Mattel’s customers filed for bankruptcy, including KB Toys in the US and Woolworth’s in the UK, and many other retailers were negatively impacted by deteriorated economic conditions. Mattel’s sales to customers are typically made on credit without collateral and are highly concentrated in the third and fourth quarters due to the cyclical nature of toy sales, which results in a substantial portion of trade receivables being collected during the latter half of the year and the first quarter of the following year. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the control of Mattel. This could increase Mattel’s exposure to losses from bad debts.

A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2010, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 41% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 51% of net sales. As of December 31, 2010, Mattel’s three largest customers accounted for approximately 50% of net accounts receivable, and its ten largest customers accounted for approximately 60% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.

Mattel has procedures to mitigate its risk of exposure to losses from bad debts. Revenue is recognized upon shipment or upon receipt of products by the customer, depending on the terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Credit limits and payment terms are established based on the underlying criteria that collectibility must be reasonably assured at the levels set for each customer. Extensive evaluations are performed on an ongoing basis throughout the fiscal year of each customer’s financial performance, cash generation, financing availability, and liquidity status. Customers are reviewed at least annually, with more frequent reviews being performed, if necessary, based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses prior to shipping to those customers on credit. Customer terms and credit limits are adjusted, if necessary, to reflect the results of the review. Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring or purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

The following table summarizes Mattel’s allowance for doubtful accounts at December 31:

	2010	2009	2008
	(In millions, except percentage information)
Allowance for doubtful accounts	$21.8	$24.5	$25.9
As a percentage of total accounts receivable	1.9%	3.2%	2.9%

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

Mattel believes that its allowance for doubtful accounts at December 31, 2010 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts may not be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.

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

Mattel bases its production schedules for toy products on customer orders and forecasts, taking into account historical trends, results of market research, and current market information. Mattel ships products in accordance with delivery schedules specified by its customers, who usually request delivery within three months. In anticipation of retail sales in the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of its fiscal year. These seasonal purchasing patterns and requisite production lead times create risk to Mattel’s business associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase inventory valuation risk since Mattel’s inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

When current conditions in the domestic and global economies become uncertain, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts of the economy, including the economies in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth or contraction in the markets it serves and demand for its products, economic uncertainty makes estimates of future demand for product more difficult. Such economic changes may affect the sales of Mattel’s products and its corresponding inventory levels, which could potentially impact the valuation of its inventory.

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

The following table summarizes Mattel’s obsolescence reserve at December 31:

	2010	2009	2008
	(In millions, except percentage information)
Allowance for obsolescence	$46.9	$40.8	$59.1
As a percentage of total inventory	9.2%	10.3%	10.8%

The increase in the allowance for obsolescence from 2009 to 2010 was mainly due to higher levels of excess inventory in 2010. Management believes that its allowance for obsolescence at December 31, 2010 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.

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

For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands, and International. Goodwill is allocated to Mattel’s reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. Mattel utilizes the fair value based upon the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”) when evaluating goodwill for impairment. The Income Approach valuation method requires Mattel to make projections of revenue, operating costs, and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted average cost of capital that a market participant would use as a discount rate. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step of the impairment model, which could significantly change the amount of any impairment ultimately recorded. As of September 30, 2010, Mattel performed the annual impairment test for goodwill as required and determined that its goodwill was not impaired since, for each of the reporting units, the fair value of the reporting unit substantially exceeded its carrying amount. Mattel also considered events and circumstances subsequent to the annual impairment tests in concluding there was no impairment at December 31, 2010.

Testing nonamortizable intangible assets for impairment also involves a high degree of judgment due to the assumptions that underlie the valuation. Mattel evaluates nonamortizable intangible assets, including trademarks and trade names, for impairment by comparing the estimated fair values with the carrying values. The fair value is measured using a multi-period royalty savings method, which reflects the savings realized by owning the trademarks and trade names, and thus not having to pay a royalty fee to a third party. As of September 30, 2010,

Mattel performed the annual impairment test for nonamortizable intangible assets as required and determined that its nonamortizable intangible assets were not impaired since the fair value of the nonamortizable intangible assets exceeded its carrying value. Mattel also considered events and circumstances subsequent to these impairment tests in concluding there was no impairment at December 31, 2010. During 2009, Mattel recorded impairment charges of approximately $6 million related to its nonamortizable intangible assets.

Sales Adjustments

Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized. Sales adjustments for such programs totaled $530.4 million, $503.5 million, and $568.0 million during 2010, 2009, and 2008, respectively.

The above-described programs primarily involve fixed amounts or percentages of sales to customers. Accruals for such programs are calculated based on an assessment of customers’ purchases and performance under the programs and any other specified factors. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers. Management believes that the accruals recorded for customer programs at December 31, 2010 are adequate and proper.

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

Mattel believes that its reserves for product recalls and withdrawals at December 31, 2010 are adequate and proper.

Benefit Plan Assumptions

Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. See Item 8 “Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements—Employee Benefit Plans.”

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

At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. At December 31, 2010, Mattel determined the discount rate for its domestic benefit plans used in determining the projected and accumulated benefit obligations to be 5.2%, as compared to 5.6% and 5.4% for December 31, 2009 and 2008, respectively. In estimating this rate, Mattel reviews rates of return on high-quality, corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, the decrease in the discount rate from 5.6% to 5.2% would result in an increase in benefit plan expense during 2011 of approximately $2 million.

The rate of future compensation increases used by Mattel for the benefit obligation and the net periodic pension cost of its domestic defined benefit pension plans averaged 3.8% for 2010, 2009, and 2008, based on plan demographics. These assumptions are reviewed annually based on historical salary increases for participants in the defined benefit pension plans. This assumption impacts the service and interest cost components of plan income or expense.

The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations, and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return for its domestic defined benefit pension plans was 8.0% in 2010, 2009, and 2008. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense during 2011 of approximately $2 million.

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 6% in 2010 to 5% in 2011, with rates assumed to stabilize in 2011 and thereafter, were used in determining plan expense for 2010. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2010, Mattel adjusted the health care cost trend rates for its other postretirement benefit plan obligation to range from 8% in 2010 reducing to 5% in 2017, with rates assumed to stabilize in 2017 and thereafter. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would increase benefit plan expense during 2011 by $0.2 million.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2010 by approximately $3 million and $(3) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2010 by $0.2 million and $(0.2) million, respectively.

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

The weighted average grant date fair value of options granted during 2010, 2009, and 2008 was $4.84, $3.71, and $3.67, respectively. The following weighted average assumptions were used in determining the fair value of options granted:

	2010	2009	2008
Options granted at market price
Expected life (in years)	5.0	4.9	4.8
Risk-free interest rate	1.7%	2.5%	3.2%
Volatility factor	34.3%	33.6%	25.6%
Dividend yield	3.5%	4.3%	3.7%

The following table summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	1 year	4.3
Risk-free interest rate	1%	6.2
Volatility factor	1%	3.1
Dividend yield	1%	(11.0)

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	(1) year	(6.2)
Risk-free interest rate	(1)%	(6.4)
Volatility factor	(1)%	(3.3)
Dividend yield	(1)%	11.8

Mattel recognized compensation expense of $13.4 million, $13.0 million, and $9.5 million for stock options during 2010, 2009, and 2008, respectively, which is included within other selling and administrative expenses. Compensation expense recognized related to grants of restricted stock units was $53.8 million, $37.0 million, and $26.2 million in 2010, 2009, and 2008, respectively, and is also included within other selling and administrative expenses. As of December 31, 2010, total unrecognized compensation cost related to unvested share-based payments totaled $63.7 million and is expected to be recognized over a weighted-average period of 2.0 years.

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

Mattel’s effective tax rate on income before income taxes in 2010 was 19.1% as compared to 19.9% in 2009. The 2010 income tax provision includes net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided. The 2009 income tax provision includes net tax benefits of $28.8 million related to reassessments of prior years’ tax liabilities based on the status of audits in various jurisdictions around the world, settlements, and enacted law changes.

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

New Accounting Pronouncements

See Item 8 “Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies.”

Non-GAAP Financial Measure

In this Annual Report on Form 10-K, Mattel includes a non-GAAP financial measure, gross sales, which it uses to analyze its operations and to monitor, assess and identify meaningful trends in its operating and financial performance. Net sales, as reported in the consolidated statements of operations, include the impact of sales adjustments such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments and the 2008 Product Withdrawal. Consistent with its segment reporting, Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit, brand and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the detail of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with individual products, making net sales less meaningful.

A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:

	For the Year
	2010	2009	2008
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$1,626,407	$1,402,224	$1,437,933
Fisher-Price Brands US	1,352,729	1,310,886	1,418,213
American Girl Brands	486,644	462,899	463,056

Total Domestic	3,465,780	3,176,009	3,319,202
International	2,920,830	2,758,315	3,166,820

Gross sales	6,386,610	5,934,324	6,486,022
Sales adjustments	(530,415)	(503,478)	(568,020)

Net sales	$5,856,195	$5,430,846	$5,918,002

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase transactions denominated in the Euro, British pound sterling, Canadian dollar, Mexican peso, Hong Kong dollar, and Indonesian rupiah were the primary transactions that caused currency transaction exposure for Mattel during 2010, 2009, and 2008. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, along with US dollar cash balances held by certain international subsidiaries, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during 2010 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Chilean peso.

There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited, to the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the US dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.5% and its full year earnings per share by approximately $0.01 to $0.02.

Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2010 are shown in the following table. All contracts are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with a rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of US dollars)
Australian dollar*	$48,574	0.99	$1,581	$3,408	0.87	$(573)
British pound sterling*	—	—	—	5,394	1.55	(52)
Canadian dollar*	—	—	—	36,337	0.96	(1,374)
Czech koruna	7,447	19.27	252	—	—	—
Danish krone	—	—	—	10,550	5.68	(196)
Euro*	313,548	1.31	6,030	331,581	1.32	(3,299)
Hungarian forint	3,197	211.48	75	—	—	—
Indonesian rupiah	88,070	9,385.07	2,261	—	—	—
Japanese yen	12,574	83.39	363	18,334	83.45	(515)
Mexican peso	—	—	—	51,280	12.44	(256)
New Turkish lira	—	—	—	6,129	1.56	(36)
New Zealand dollar*	10,357	0.74	578	512	0.69	(67)
Norwegian krone	8,157	5.99	260	—	—	—
Polish zloty	4,930	3.05	165	—	—	—
Swedish krona	5,979	6.86	136	—	—	—
Swiss franc	21,689	0.96	696	—	—	—
Taiwan dollar	—	—	—	10,667	30.12	(306)

	$524,522		$12,397	$474,192		$(6,674)

*	The weighted average contract rate for these contracts is quoted in US dollar per local currency.

For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2010. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same currencies and maturity dates, if they had been entered into as of December 31, 2010. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.

In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2010, these contracts had a contract amount of $52.3 million and a fair value of $0.7 million.

Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its income before income taxes would have increased by approximately $4 million in 2010, decreased by approximately $13 million in 2009, and increased by approximately $16 million in 2008.

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

On January 11, 2010, the Venezuelan government devalued the Venezuelan bolivar fuerte and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 Venezuelan bolivar fuerte per US dollar to 2.60 for essential goods and 4.30 for non-essential goods and services. The devaluation did not have a material impact on Mattel’s consolidated financial statements during 2010. On December 30, 2010, the Venezuelan government eliminated the 2.60 rate for essential goods. The elimination of the essential goods rate had no impact on Mattel’s consolidated financial statements during 2010 as Mattel’s products are considered non-essential goods.

On May 17, 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations (“the exchange control regulations”) to close down the parallel exchange market. On June 9, 2010, the Venezuelan government enacted additional reforms to its exchange control regulations and introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). Foreign currency exchange transactions not conducted through CADIVI or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Venezuelan bolivar fuerte to US dollar, currently limiting such activity to a maximum equivalent of $350 thousand per month. As a result of the enactment of the reforms to the exchange control regulations, Mattel changed the rate it uses to remeasure Venezuelan bolivar fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.30 Venezuelan bolivar fuertes per US dollar on December 31, 2010. The net gain resulting from the remeasurement of Venezuelan bolivar fuerte-denominated transactions to the SITME rate specified by the BCV increased pre-tax income by approximately $4 million during 2010.

Mattel’s Venezuelan subsidiary had approximately $31 million of net monetary assets denominated in Venezuelan bolivar fuertes as of December 31, 2010. For every $10 million of net monetary assets denominated in Venezuelan bolivar fuertes, a 1% increase/(decrease) in the foreign currency exchange rate would decrease/(increase) Mattel’s pre-tax income by approximately $100 thousand. While Mattel’s level of net monetary assets denominated in Venezuelan bolivar fuertes will vary from one period to another based on operating cycles and seasonality, Mattel does not expect future remeasurement adjustments to be material to Mattel’s consolidated financial statements.

Venezuela exchange rate matters, along with local market and regulatory conditions, have resulted in a substantial decrease in net sales for Mattel’s Venezuelan subsidiary. During 2010, Mattel’s Venezuelan subsidiary represented approximately 1% of Mattel’s consolidated net sales, as compared to approximately 3% in 2009.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Robert A. Eckert, its principal executive officer, and Kevin M. Farr, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mattel, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 24, 2011

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$1,281,123	$1,116,997
Accounts receivable, less allowance of $21.8 million and $24.5 million in 2010 and 2009, respectively	1,146,106	749,335
Inventories	463,838	355,663
Prepaid expenses and other current assets	335,543	332,624

Total current assets	3,226,610	2,554,619

Property, plant, and equipment, net	484,705	504,808
Goodwill	824,007	828,468
Other noncurrent assets	882,411	892,660

Total Assets	$5,417,733	$4,780,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$1,950
Current portion of long-term debt	250,000	50,000
Accounts payable	406,270	350,675
Accrued liabilities	642,211	617,881
Income taxes payable	51,801	40,368

Total current liabilities	1,350,282	1,060,874

Noncurrent Liabilities
Long-term debt	950,000	700,000
Other noncurrent liabilities	488,867	488,692

Total noncurrent liabilities	1,438,867	1,188,692

Commitments and Contingencies (See Note 14)

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,706,461	1,684,694
Treasury stock at cost; 92.3 million shares and 79.5 million shares in 2010 and 2009, respectively	(1,880,692)	(1,555,046)
Retained earnings	2,720,645	2,339,506
Accumulated other comprehensive loss	(359,199)	(379,534)

Total stockholders’ equity	2,628,584	2,530,989

Total Liabilities and Stockholders’ Equity	$5,417,733	$4,780,555

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	2010	2009	2008
	(In thousands, except per share amounts)
Net Sales	$5,856,195	$5,430,846	$5,918,002
Cost of sales	2,901,222	2,716,149	3,233,596

Gross Profit	2,954,973	2,714,697	2,684,406
Advertising and promotion expenses	647,270	609,753	719,159
Other selling and administrative expenses	1,405,801	1,373,776	1,423,455

Operating Income	901,902	731,168	541,792
Interest expense	64,839	71,843	81,944
Interest (income)	(8,434)	(8,083)	(25,043)
Other non-operating (income) expense, net	(1,328)	7,361	(3,073)

Income Before Income Taxes	846,825	660,047	487,964
Provision for income taxes	161,962	131,343	108,328

Net Income	$684,863	$528,704	$379,636

Net Income Per Common Share—Basic	$1.88	$1.45	$1.04

Weighted average number of common shares	360,615	360,085	360,757

Net Income Per Common Share—Diluted	$1.86	$1.45	$1.04

Weighted average number of common and potential common shares	364,570	361,510	362,211

Dividends Declared Per Common Share	$0.83	$0.75	$0.75

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2010	2009	2008
	(In thousands)
Cash Flows From Operating Activities:
Net income	$684,863	$528,704	$379,636
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	149,977	152,065	160,048
Amortization	15,831	17,765	12,047
Asset impairments	15,444	11,146	4,000
Deferred income taxes	(3,871)	(21,971)	(13,535)
Tax benefits from share-based payment arrangements	(7,530)	(36,726)	2,303
Share-based compensation	67,138	49,962	35,757
(Decrease) increase from changes in assets and liabilities:
Accounts receivable	(394,688)	154,909	(20,159)
Inventories	(106,182)	137,072	(96,645)
Prepaid expenses and other current assets	(5,464)	(5,350)	(24,064)
Accounts payable, accrued liabilities, and income taxes payable	109,061	(10,472)	(10,341)
Other, net	3,391	(32,063)	7,291

Net cash flows from operating activities	527,970	945,041	436,338

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(81,405)	(76,994)	(84,012)
Purchases of other property, plant, and equipment	(55,249)	(43,493)	(114,796)
Payments for businesses acquired	(15,761)	(3,299)	(58,396)
(Payments) proceeds from foreign currency forward exchange contracts	(7,322)	15,774	23,633
Increase in investments	—	—	(85,300)
Proceeds from sale of investments	10,549	73,132	—
Proceeds from sale of other property, plant, and equipment	2,538	1,351	7,199

Net cash flows used for investing activities	(146,650)	(33,529)	(311,672)

Cash Flows From Financing Activities:
Payments of short-term borrowings	(7,404)	(451,815)	(976,266)
Proceeds from short-term borrowings	5,454	453,090	633,410
Payments of long-term borrowings	(50,000)	(150,000)	(50,000)
Net proceeds from long-term borrowings	493,175	—	347,183
Payment of credit facility renewal costs	—	(11,452)	—
Share repurchases	(446,704)	—	(90,570)
Payment of dividends on common stock	(291,256)	(271,353)	(268,854)
Proceeds from exercise of stock options	73,364	30,896	18,303
Tax benefits from share-based payment arrangements	7,530	36,726	(2,303)
Other, net	(8,975)	(12,182)	(6,598)

Net cash flows used for financing activities	(224,816)	(376,090)	(395,695)

Effect of Currency Exchange Rate Changes on Cash	7,622	(36,119)	(12,425)

Increase (Decrease) in Cash and Equivalents	164,126	499,303	(283,454)
Cash and Equivalents at Beginning of Year	1,116,997	617,694	901,148

Cash and Equivalents at End of Year	$1,281,123	$1,116,997	$617,694

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$149,327	$131,333	$118,347
Interest	53,023	69,503	77,466

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2007	$441,369	$1,635,238	$(1,571,511)	$1,977,456	$(175,810)	$2,306,742
Comprehensive income:
Net income				379,636		379,636
Change in net unrealized gain/loss on derivative instruments, net of tax					25,388	25,388
Defined benefit pension plans, net prior service cost, and net actuarial loss, net of tax					(87,636)	(87,636)
Currency translation adjustments					(192,577)	(192,577)

Comprehensive income				379,636	(254,825)	124,811
Purchase of treasury stock			(90,570)			(90,570)
Issuance of treasury stock for stock option exercises		(10,334)	28,453			18,119
Other issuance of treasury stock		(1)	151			150
Restricted stock units		(16,147)	10,799			(5,348)
Deferred compensation			1,414			1,414
Share-based compensation		35,639				35,639
Tax benefits from share-based payment arrangements		(2,303)				(2,303)
Dividend equivalents for restricted stock units				(2,665)		(2,665)
Dividends				(268,854)		(268,854)

Balance, December 31, 2008	441,369	1,642,092	(1,621,264)	2,085,573	(430,635)	2,117,135
Comprehensive income:
Net income				528,704		528,704
Change in net unrealized gain/loss on derivative instruments, net of tax					(19,805)	(19,805)
Defined benefit pension plans, net prior service cost, and net actuarial loss, net of tax					18,696	18,696
Currency translation adjustments					52,210	52,210

Comprehensive income				528,704	51,101	579,805
Issuance of treasury stock for stock option exercises		(17,219)	48,115			30,896
Other issuance of treasury stock		(209)	209			—
Restricted stock units		(26,658)	18,566			(8,092)
Deferred compensation			(672)	(323)		(995)
Share-based compensation		49,962				49,962
Tax benefits from share-based payment arrangements		36,726				36,726
Dividend equivalents for restricted stock units				(3,095)		(3,095)
Dividends				(271,353)		(271,353)

Balance, December 31, 2009	441,369	1,684,694	(1,555,046)	2,339,506	(379,534)	2,530,989
Comprehensive income:
Net income				684,863		684,863
Change in net unrealized gain/loss on derivative instruments, net of tax					11,749	11,749
Defined benefit pension plans, net prior service cost, and net actuarial loss, net of tax					7,703	7,703
Currency translation adjustments					883	883

Comprehensive income				684,863	20,335	705,198
Purchase of treasury stock			(446,704)			(446,704)
Issuance of treasury stock for stock option exercises		(20,623)	93,987			73,364
Other issuance of treasury stock		15	85			100
Restricted stock units		(32,293)	21,746			(10,547)
Deferred compensation			5,240	(426)		4,814
Share-based compensation		67,138				67,138
Tax benefits from share-based payment arrangements		7,530				7,530
Dividend equivalents for restricted stock units				(3,342)		(3,342)
Dividends				(291,256)		(291,256)
Adjustment for adoption of ASU 2010-11, net of tax				(8,700)		(8,700)

Balance, December 31, 2010	$441,369	$1,706,461	$(1,880,692)	$2,720,645	$(359,199)	$2,628,584

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Preparation

The consolidated financial statements include the accounts of Mattel, Inc. and its subsidiaries (“Mattel”). All wholly and majority-owned subsidiaries are consolidated and included in Mattel’s consolidated financial statements. Mattel does not have any minority stock ownership interests in which it has a controlling financial interest that would require consolidation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Translation Exposure

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2010 were related to its net investment in entities having functional currencies denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Chilean peso.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense (income), net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory purchase transactions denominated in the Euro, British pound sterling, Canadian dollar, Mexican peso, Hong Kong dollar, and Indonesian rupiah were the primary transactions that cause foreign currency transaction exposure for Mattel in 2010.

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

On January 11, 2010, the Venezuelan government devalued the Venezuelan bolivar fuerte and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 Venezuelan bolivar fuerte per US dollar to 2.60 for essential goods and 4.30 for non-essential goods and services. The devaluation did not have a material impact on Mattel’s consolidated financial statements during 2010. On December 30, 2010, the Venezuelan government eliminated the 2.60 rate for essential goods. The elimination of the essential goods rate had no impact on Mattel’s consolidated financial statements during 2010 as Mattel’s products are considered non-essential goods.

On May 17, 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations (“the exchange control regulations”) to close down the parallel exchange market. On June 9, 2010, the Venezuelan government enacted additional reforms to its exchange control regulations and introduced a newly regulated foreign currency exchange system, Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”), which is controlled by the Central Bank of Venezuela (“BCV”). Foreign currency exchange transactions not conducted through CADIVI or SITME may not comply with the exchange control regulations, and could therefore be considered illegal. The SITME imposes volume restrictions on the conversion of Venezuelan bolivar fuerte to US dollar, currently limiting such activity to a maximum equivalent of $350 thousand per month. As a result of the enactment of the reforms to the exchange control regulations, Mattel changed the rate it uses to remeasure Venezuelan bolivar fuerte-denominated transactions from the parallel exchange rate to the SITME rate specified by the BCV, which was quoted at 5.30 Venezuelan bolivar fuertes per US dollar on December 31, 2010. The net gain resulting from the remeasurement of Venezuelan bolivar fuerte-denominated transactions to the SITME rate specified by the BCV increased pre-tax income by approximately $4 million during 2010.

Mattel’s Venezuelan subsidiary had approximately $31 million of net monetary assets denominated in Venezuelan bolivar fuertes as of December 31, 2010. For every $10 million of net monetary assets denominated in Venezuelan bolivar fuertes, a 1% increase/(decrease) in the foreign currency exchange rate would decrease/(increase) Mattel’s pre-tax income by approximately $100 thousand. While Mattel’s level of net monetary assets denominated in Venezuelan bolivar fuertes will vary from one period to another based on operating cycles and seasonality, Mattel does not expect future remeasurement adjustments to be material to Mattel’s consolidated financial statements.

Venezuela exchange rate matters, along with local market and regulatory conditions, have resulted in a substantial decrease in net sales for Mattel’s Venezuelan subsidiary. During 2010, Mattel’s Venezuelan subsidiary represented approximately 1% of Mattel’s consolidated net sales, as compared to approximately 3% in 2009.

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

Employee Benefit Plans

Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. Actuarial valuations are used in determining amounts recognized in the financial statements for retirement and other postretirement benefit plans (see “Note 6 to the Consolidated Financial Statements—Employee Benefit Plans”).

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

New Accounting Pronouncements

During 2010, Mattel adopted Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets. This pronouncement improves the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This pronouncement also eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The adoption of this pronouncement did not impact Mattel’s financial position or results of operations during 2010.

During 2010, Mattel adopted ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This pronouncement requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The adoption of this pronouncement did not impact Mattel’s financial position or results of operations during 2010.

During 2010, Mattel adopted ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. This pronouncement eliminates the derivative scope exception for most credit derivative features embedded in beneficial interests in securitized financial assets, clarifies that the derivative scope exception related to subordination applies only to the embedded credit derivative features created by the transfer of credit risk between tranches as a result of subordination, and allows an entity to elect the fair value option for any beneficial interest in securitized financial assets upon adoption of the pronouncement. The adoption of this pronouncement did not materially impact Mattel’s financial position or results of operations during 2010 (see “Note 12 to the Consolidated Financial Statements—Fair Value Measurements”).

Note 2—Goodwill and Other Intangibles

The change in the carrying amount of goodwill by reporting unit for 2010 and 2009 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

	Mattel Girls Brands US	Mattel Boys Brands US	Fisher- Price Brands US	American Girl Brands	International	Total
	(In thousands)
Balance at December 31, 2008	$29,224	$130,883	$215,520	$207,571	$232,605	$815,803
Impact of currency exchange rate changes	2,858	(146)	560	—	9,393	12,665

Balance at December 31, 2009	32,082	130,737	216,080	207,571	241,998	828,468
Impact of currency exchange rate changes	(1,011)	(79)	(201)	—	(3,170)	(4,461)

Balance at December 31, 2010	$31,071	$130,658	$215,879	$207,571	$238,828	$824,007

In 2010, Mattel performed the annually required impairment tests and determined that its goodwill was not impaired. Mattel has not recorded any goodwill impairment subsequent to its initial adoption of ASC 350-20 (formerly SFAS No. 142, Goodwill and Other Intangible Assets), which was on January 1, 2002.

Identifiable intangibles include the following:

	December 31,
	2010	2009
	(In thousands)
Identifiable intangibles (net of amortization of $64.2 million and $69.5 million at December 31, 2010 and 2009, respectively)	$91,359	$93,546
Nonamortizable identifiable intangibles	122,223	122,223

	$213,582	$215,769

In October 2010, Mattel acquired the intellectual property rights related to Phase 10® for $15.8 million, including acquisition costs, which is included within amortizable identifiable intangibles.

In 2010, Mattel performed the annually required impairment tests and determined that its nonamortizable intangible assets were not impaired. Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. As a result of these impairment tests, Mattel recorded impairment charges of approximately $8 million and $10 million during 2010 and 2009, respectively, which are reflected within other selling and administrative expenses. Intangible assets were determined to not be impaired in 2008.

Note 3—Income Taxes

Consolidated pre-tax income consists of the following:

	For the Year
	2010	2009	2008
	(In thousands)
US operations	$124,160	$107,593	$(37,808)
Foreign operations	722,665	552,454	525,772

	$846,825	$660,047	$487,964

The provision (benefit) for current and deferred income taxes consists of the following:

	For the Year
	2010	2009	2008
	(In thousands)
Current
Federal	$14,057	$9,251	$2,230
State	8,686	9,975	(1,790)
Foreign	143,090	134,088	121,423

	165,833	153,314	121,863

Deferred
Federal	(10,894)	564	(15,043)
State	10,599	(8,828)	151
Foreign	(3,576)	(13,707)	1,357

	(3,871)	(21,971)	(13,535)

Provision for income taxes	$161,962	$131,343	$108,328

Deferred income taxes are provided principally for tax credit carryforwards, research and development expenses, net operating loss carryforwards, employee compensation-related expenses and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are composed of the following:

	December 31,
	2010	2009
	(In thousands)
Tax credit carryforwards	$134,044	$209,173
Research and development expenses	184,132	187,010
Loss carryforwards	54,747	56,228
Allowances and reserves	138,938	122,219
Deferred compensation	115,822	111,237
Postretirement benefits	63,707	66,220
Other	49,395	37,122

Gross deferred income tax assets	740,785	789,209

Intangible assets	(116,919)	(100,839)
Other	(8,649)	(9,255)

Gross deferred income tax liabilities	(125,568)	(110,094)

Deferred income tax asset valuation allowances	(44,917)	(112,048)

Net deferred income tax assets	$570,300	$567,067

Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31,
	2010	2009
	(In thousands)
Prepaid expenses and other current assets	$135,612	$131,402
Other noncurrent assets	477,320	481,240
Accrued liabilities	(319)	(775)
Other noncurrent liabilities	(42,313)	(44,800)

	$570,300	$567,067

As of December 31, 2010, Mattel has federal and foreign loss carryforwards totaling $133.1 million and tax credit carryforwards of $134.0 million, which does not include carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforwards	Tax Credit Carryforwards
	(In millions)
2011 – 2015	$55.9	$84.3
Thereafter	6.5	46.6
No expiration date	70.7	3.1

Total	$133.1	$134.0

Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $44.9 million was required as of December 31, 2010 for those loss and tax credit carryforwards that are not expected to provide future tax benefits. Changes in the valuation allowance for 2010 include increases in the valuation allowance for 2010 foreign losses without benefits, and decreases in the valuation allowance for expiration and projected utilization of tax loss and tax credit carryforwards. Management believes it is more-likely-than-not that Mattel will generate sufficient taxable income in the appropriate future periods to realize the benefit of the remaining net deferred income tax assets of $570.3 million. Changes in enacted tax laws could negatively impact Mattel’s ability to fully realize all of the benefits of its remaining net deferred tax assets.

Differences between the provision for income taxes at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year
	2010	2009	2008
	(In thousands)
Provision at US federal statutory rates	$296,389	$231,016	$170,787
(Decrease) increase resulting from:
Foreign earnings taxed at different rates, including withholding taxes	(138,352)	(82,029)	(70,399)
Foreign losses without income tax benefit	5,398	6,148	10,985
State and local taxes, net of US federal benefit	12,535	5,486	(1,065)
Adjustments to previously accrued taxes	(638)	(28,840)	—
Foreign tax credit benefit, net of cost to repatriate foreign earnings	(16,200)	—	—
Other	2,830	(438)	(1,980)

Provision for income taxes	$161,962	$131,343	$108,328

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

A reconciliation of unrecognized tax benefits is as follows:

	2010	2009	2008
	(In millions)
Unrecognized tax benefits at January 1	$230.0	$80.3	$76.0
Increases for positions taken in current year	14.8	9.4	14.4
Increases for positions taken in a prior year	14.9	194.3	1.8
Decreases for positions taken in a prior year	(4.3)	(30.2)	(6.4)
Decreases for settlements with taxing authorities	(1.7)	(23.0)	(4.5)
Decreases for lapses in the applicable statute of limitations	(1.1)	(0.8)	(1.0)

Unrecognized tax benefits at December 31	$252.6	$230.0	$80.3

Of the $252.6 million of unrecognized tax benefits as of December 31, 2010, $244.8 million would impact the effective tax rate if recognized, however a valuation allowance would likely be recorded against certain capital losses included in this amount.

During 2010, Mattel recognized $1.4 million of interest and penalties related to unrecognized tax benefits. As of December 31, 2010, Mattel had accrued $14.6 million in interest and penalties related to unrecognized tax benefits. Of this balance, $13.9 million would impact the effective tax rate if recognized.

During 2009, Mattel finalized tax positions related to the recognition of a capital loss from the liquidation of certain Canadian subsidiaries acquired as part of The Learning Company acquisition, as well as capitalization of certain costs that had been previously deducted on its tax returns. In the event the unrecognized tax benefit related to the capital loss tax position were to later meet the financial statement recognition requirements, it is uncertain as to whether there would be any benefit to Mattel’s provision for income taxes as projected capital gain income in the carryforward period to utilize this capital loss may not be sufficient and a valuation allowance, up to the full amount, would likely be required. These tax positions are reported as a $191.8 million increase in tax positions taken in a prior year and a $21.4 million increase in settlements with taxing authorities in the table above. These tax positions have no net income statement impact.

In the normal course of business, Mattel is regularly audited by federal, state, local, and foreign tax authorities. The Internal Revenue Service (“IRS”) is currently auditing Mattel’s 2008 and 2009 federal income tax returns. In the first quarter of 2010, Mattel reached a resolution with the IRS regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s 2010 consolidated financial statements. Mattel files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2005 through 2010 tax years, New York for the 2004 through 2010 tax years, and Wisconsin for the 2007 through 2010 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including Hong Kong, Mexico and Venezuela for the 2004 through 2010 tax years, Brazil for the 2005 through 2010 tax years, and the Netherlands for the 2006 through 2010 tax years. Significant changes in unrecognized tax benefits are not expected during the next twelve months. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

In 2010, income was positively impacted by net tax benefits of $16.8 million. The August 2010 enactment of the foreign tax credit provisions in the Education Jobs and Medicaid Assistance Act (“EJMA”) will impair Mattel’s ability to utilize certain foreign tax credits expected to be generated in future years, which will provide Mattel with greater capacity in future years to utilize excess foreign tax credit carryfowards from prior years. As a result of the EJMA and other elements of Mattel’s current US tax position, Mattel formalized a plan to repatriate earnings from certain foreign subsidiaries in order to be able to fully utilize excess foreign tax credit carryforwards from prior years. The combination of these events resulted in the recognition of a discrete gross tax benefit of $59.1 million related to the anticipated utilization of excess foreign tax credits carryforwards, for which a valuation allowance had previously been provided, partially offset by a discrete tax expense of $42.9 million related to the incremental cost to repatriate earnings from certain foreign subsidiaries for which taxes had not been previously provided. In addition, Mattel also recognized discrete tax benefits of $0.6 million related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. In 2009, income was positively impacted by net tax benefits of $28.8 million related to reassessments of prior years’ tax liabilities based on the status of audits in various jurisdictions around the world, settlements, and enacted law changes.

The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to indefinitely reinvest and upon which no deferred US income taxes have been provided is approximately $3.9 billion as of December 31, 2010. Management periodically reviews the undistributed earnings of its foreign subsidiaries and reassesses the intent to indefinitely reinvest such earnings.

The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in whole or in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed.

Accounting principles generally accepted in the United States of America require that tax benefits related to the exercise of nonqualified stock options and vesting of other stock compensation awards be credited to additional paid-in-capital in the period in which such amounts reduce current taxes payable. The exercise of nonqualified stock options and vesting of other stock compensation awards resulted in increases/(decreases) to additional paid-in-capital for related income tax benefits totaling $7.5 million, $36.7 million, and ($2.3) million, in 2010, 2009, and 2008, respectively.

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

The following table summarizes Mattel’s reserves and reserve activity for the 2007 Product Recalls and the 2008 Product Withdrawal:

	Impairment of Inventory on Hand	Product Returns/ Redemptions	Other	Total
	(In thousands)
Balance at December 31, 2007	$—	$12,612	$2,360	$14,972
2008 Product Withdrawal charges	3,571	5,230	329	9,130
Reserves used	(3,571)	(15,961)	(2,013)	(21,545)
Changes in estimates	—	1,962	728	2,690
Impact of currency exchange rate changes	—	(238)	(66)	(304)

Balance at December 31, 2008	—	3,605	1,338	4,943
Reserves used	—	(1,297)	(311)	(1,608)
Changes in estimates	—	(2,370)	707	(1,663)
Impact of currency exchange rate changes	—	77	(26)	51

Balance at December 31, 2009	$—	$15	$1,708	$1,723
Reserves used	—	(15)	(1,180)	(1,195)
Changes in estimates	—	—	(528)	(528)

Balance at December 31, 2010	$—	$—	$—	$—

Following the announcement of the 2007 Product Recalls, a number of lawsuits were filed against Mattel with respect to the recalled products, which are more fully described in “Note 14 to the Consolidated Financial Statements—Commitments and Contingencies.” During 2009, Mattel recorded charges of $27.4 million, which are included in other selling and administrative expenses, to reserve for the settlement of a portion of the above-described product liability-related litigation. During 2010, Mattel reduced its estimate of these settlement costs, which had the effect of reducing other selling and administrative expenses by $8.7 million, primarily based on actual experience under the settlement program. Additionally, Mattel recorded a $4.8 million benefit and $6.0 million benefit during 2010 and 2009, respectively, from insurance recoveries of costs incurred in connection with product liability-related litigation.

On September 30, 2010, Fisher-Price, Inc., a subsidiary of Mattel, in cooperation with the US Consumer Product Safety Commission and Health Canada, voluntarily recalled certain products in the US and international markets. These recalls resulted in a total reduction to operating income of $7.6 million in 2010, which is based on estimates such as the expected levels of affected products at retail and historical consumer return rates.

Although management is not aware of any additional quality or safety issues that are likely to result in material recalls or withdrawals, there can be no assurance that additional issues will not be identified in the future.

Note 5—Restructuring Charges

During the second quarter of 2008, Mattel initiated its Global Cost Leadership program, which was designed to improve operating efficiencies and leverage Mattel’s global scale to improve profitability and operating cash flows. The major initiatives within Mattel’s Global Cost Leadership program included:

•

A global reduction in Mattel’s professional workforce of approximately 1,000 employees that was initiated in November 2008, and an additional reduction in Mattel’s professional workforce initiated in the third quarter of 2009.

•

A coordinated efficiency strategic plan that includes structural changes designed to lower costs and improve efficiencies; for example, offshoring and outsourcing certain back office functions, and additional clustering of management in international markets.

•

Procurement initiatives designed to fully leverage Mattel’s global scale in areas such as creative agency partnerships, legal services, and distribution, including ocean carriers and over-the-road freight vendors.

In connection with the Global Cost Leadership program, Mattel recorded severance and other termination-related charges of $13.0 million, $31.5 million, and $34.4 million during 2010, 2009, and 2008, respectively, which are included in other selling and administrative expenses. The following table summarizes Mattel’s severance and other termination costs activity:

	Severance	Other termination costs	Total
	(In thousands)
Charges	$32,771	$1,656	$34,427
Payments	(15,656)	(775)	(16,431)

Balance at December 31, 2008	17,115	881	17,996
Charges	31,176	324	31,500
Payments	(29,508)	(980)	(30,488)

Balance at December 31, 2009	18,783	225	19,008
Charges	12,951	10	12,961
Payments	(26,463)	(90)	(26,553)

Balance at December 31, 2010	$5,271	$145	$5,416

Note 6—Employee Benefit Plans

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

A summary of retirement plan expense is as follows:

	For the Year
	2010	2009	2008
	(In millions)
Defined contribution retirement plans	$33.3	$33.4	$35.8
Defined benefit pension plans	31.7	27.7	19.6
Deferred compensation and excess benefit plans	4.6	6.0	(6.7)
Postretirement benefit plans	1.9	2.6	3.4

	$71.5	$69.7	$52.1

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

A summary of the components of Mattel’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 are as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2010	2009	2008	2010	2009	2008
	(In thousands)
Net periodic benefit cost:
Service cost	$12,441	$11,153	$11,989	$76	$82	$100
Interest cost	27,934	26,606	26,299	1,820	2,263	2,797
Expected return on plan assets	(24,581)	(24,330)	(26,396)	—	—	—
Amortization of prior service cost	2,453	1,815	1,865	—	—	—
Recognized actuarial loss	13,499	12,502	5,828	52	237	513

Net periodic benefit cost	$31,746	$27,746	$19,585	$1,948	$2,582	$3,410

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$482	$(26,705)	$139,637	$(9,502)	$(3,609)	$2,531
Prior service (credit) cost	(675)	347	(39)	—	—	—
Amortization of prior service cost	(2,453)	(1,815)	(1,865)	—	—	—

Total recognized in other comprehensive income (a)	$(2,646)	$(28,173)	$137,733	$(9,502)	$(3,609)	$2,531

Total recognized in net periodic benefit cost and other comprehensive income	$29,100	(427)	$157,318	$(7,554)	$(1,027)	$5,941

(a)	Amounts exclude related tax expense (benefit) of $4.4 million, $13.1 million, and $(52.6) million during 2010, 2009, and 2008, respectively, which are also included in other comprehensive income.

Net periodic benefit cost for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year
	2010	2009	2008
Defined benefit pension plans:
Discount rate	5.6%	5.4%	6.2%
Weighted average rate of future compensation increases	3.8%	3.8%	3.8%
Long-term rate of return on plan assets	8.0%	8.0%	8.0%

Postretirement benefit plans:
Discount rate	5.6%	5.4%	6.2%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%

Health care cost trend rate:
Pre-65	6.0%	7.0%	8.0%
Post-65	8.0%	9.0%	10.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2011	2011	2011
Post-65	2013	2013	2013

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

The estimated net actuarial loss and prior service cost for the domestic defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $14.9 million. The estimated net actuarial loss for the domestic postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net period benefit cost over the next fiscal year is $0.3 million.

Mattel used a measurement date of December 31, 2010 for its defined benefit pension plans and postretirement benefit plans. A summary of the changes in benefit obligation and plans assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2010	2009	2010	2009
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$513,307	$478,703	$46,472	$50,985
Service cost	12,441	11,153	76	82
Interest cost	27,934	26,606	1,820	2,263
Participant contributions	31	47	—	—
Plan amendments	—	394	—	—
Impact of currency exchange rate changes	(3,518)	7,561	—	—
Actuarial loss (gain)	20,797	13,792	(9,460)	(3,364)
Benefits paid	(25,065)	(24,949)	(3,827)	(3,494)

Benefit obligation, end of year	$545,927	$513,307	$35,081	$46,472

Change in Plan Assets:
Plan assets at fair value, beginning of year	$296,828	$233,939	$—	$—
Actual return on plan assets	31,831	52,701	—	—
Employer contributions	15,162	30,388	3,827	3,494
Participant contributions	31	47	—	—
Impact of currency exchange rate changes	(1,992)	4,702	—	—
Benefits paid	(25,065)	(24,949)	(3,827)	(3,494)

Plan assets at fair value, end of year	$316,795	$296,828	$—	$—

Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(229,132)	$(216,479)	$(35,081)	$(46,472)

Current accrued benefit liability	(4,418)	(4,517)	(2,600)	(3,200)
Noncurrent accrued benefit liability	(224,714)	(211,962)	(32,481)	(43,272)

Total accrued benefit liability	$(229,132)	$(216,479)	$(35,081)	$(46,472)

Amounts recognized in Accumulated Other Comprehensive Loss (a):
Net actuarial loss	$211,004	$210,522	$143	$9,645
Prior service cost	1,912	5,040	—	—

	$212,916	$215,562	$143	$9,645

(a)	Amounts exclude related tax benefits of $78.8 million and $83.2 million for December 31, 2010 and 2009, respectively, which are also included in accumulated other comprehensive loss.

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of December 31, 2010 and 2009 totaled $510.0 million and $476.1 million, respectively. Mattel does not have any defined benefit pension plans for which the plan assets exceed the accumulated benefit obligation.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31,
	2010	2009
Defined benefit pension plans:
Discount rate	5.2%	5.6%
Weighted average rate of future compensation increases	3.8%	3.8%

Postretirement benefit plans:
Discount rate	5.2%	5.6%
Annual increase in Medicare Part B premium	6.0%	6.0%

Health care cost trend rate:
Pre-65	8.0%	6.0%
Post-65	8.0%	8.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2017	2011
Post-65	2017	2013

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2010 by approximately $3.1 million and $(2.7) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2010 by approximately $0.2 million and $(0.2) million, respectively.

The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans Before Subsidy	Benefit of Medicare Part D Subsidy
	(In thousands)
2011	$24,356	$2,800	$(200)
2012	24,851	2,800	(200)
2013	25,925	2,900	(300)
2014	26,623	2,900	(300)
2015	27,551	2,900	(300)
2016 - 2020	164,032	13,600	(1,400)

Mattel expects to make cash contributions totaling approximately $43 million to its defined benefit pension and postretirement benefit plans in 2011, which includes approximately $9 million for benefit payments for its unfunded plans.

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

Mattel’s defined benefit pension plan assets are measured and reported in the financial statements at fair value using inputs, which are more fully described in “Note 12 to the Consolidated Financial Statements—Fair Value Measurements,” as follows:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collective trust funds:
US equity securities	$—	$97,885	$—	$97,885
International equity securities	—	115,114	—	115,114
International fixed income	—	28,309	—	28,309
Short-term investments	—	1,452	—	1,452
US Government and US Government agency securities	—	37,718	—	37,718
Corporate debt instruments	—	21,306	—	21,306
Mutual funds	3,082	—	—	3,082
Other	—	11,929	—	11,929

Total	$3,082	$313,713	$—	$316,795

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collective trust funds:
US equity securities	$—	$102,494	$—	$102,494
International equity securities	—	92,704	—	77,782
International fixed income	—	25,269	—	25,269
US Government and US Government agency securities	—	36,625	—	36,625
Corporate debt instruments	—	23,588	—	23,588
Mutual funds	—	4,850	—	4,850
Other	—	11,298	—	11,298

Total	$—	$296,828	$—	$296,828

The fair value of collective trust funds and mutual funds shares are determined based on the net asset value of shares held at year-end. The fair value of US Government, US Government agency securities, and corporate debt instruments are determined based on quoted market prices, or are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 8.0% as of December 31, 2010 is reasonable based on historical returns.

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

Deferred Compensation and Excess Benefit Plans

Mattel maintains a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earns various rates of return. The liability for these plans as of December 31, 2010 and 2009 was $48.3 million and $45.6 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant selected investment options are recorded as retirement plan expense within other selling and administrative expenses. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $64.5 million and $60.4 million as of December 31, 2010 and 2009, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.

Incentive Compensation Plans

Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and subject to certain approvals of the Compensation Committee of the Board of Directors. For 2010, 2009, and 2008, $106.7 million, $96.6 million, and $15.4 million, respectively, was charged to expense for awards under these plans.

Mattel has had one long-term incentive program (“LTIP”) performance cycle in place for the time period between 2008 and 2010, which was established by the Compensation Committee of Mattel’s Board of Directors in March 2008. For the January 1, 2008—December 31, 2010 LTIP performance cycle, during 2010, 2009, and 2008, Mattel granted performance RSUs under the Mattel, Inc. 2005 Equity Compensation Plan to officers and certain employees providing services to Mattel. Performance restricted stock units (“RSUs”) are units that may become payable in shares of Mattel’s common stock at the end of the three-year performance period, beginning January 1, 2008 and ending December 31, 2010 (“the performance period”). Performance RSUs are earned based on an initial target number with the final number of performance RSUs payable being determined based on the product of the initial target number of performance RSUs multiplied by a performance factor based on measurements of Mattel’s performance with respect to: (i) annual operating result targets for each year in the performance period using a net operating profit after taxes less capital charge calculation (“the performance-related component”), and (ii) Mattel’s total stockholder return (“TSR”) for the three-year performance period relative to the TSR realized by companies comprising the S&P 500 as of January 1, 2008 (“the market-related component”). For the performance-related component, the range of possible outcomes is that between zero and 0.7 million shares are earned for each of the three years during the three-year performance period. For the market-related component, possible outcomes range from an upward adjustment of 0.7 million shares to a downward adjustment of 0.7 million shares to the results of the performance-related component over the three-year performance period. For the January 1, 2008—December 31, 2010 LTIP performance cycle, 1.3 million shares were earned relating to the performance-related component and 0.7 million shares were earned relating to the market-related component, resulting in a total of 2.0 million shares that vests in February 2011.

For the January 1, 2008—December 31, 2010 LTIP performance cycle, the weighted average grant date fair value of the performance-related and market-related components of the performance RSUs were $22.02 and $3.99 per share, respectively, for 2010, $10.36 and $3.99 per share, respectively, for 2009, and $18.14 and $3.99 per share, respectively, for 2008. The fair value of the performance-related component was based on the closing stock price of Mattel’s common stock on the date of grant, reduced by the present value of estimated dividends to be paid during the performance period as the awards are not credited with dividend equivalents for actual dividends paid on Mattel’s common stock. The fair value of the market-related component was estimated at the grant date using a Monte Carlo valuation methodology. Share-based compensation is recognized as expense over the performance period using a straight-line expense attribution approach reduced for estimated forfeitures. During 2010, $17.7 million was charged to expense relating to the performance-related component as the 2010 actual results exceeded the 2010 performance threshold. During 2009, $3.4 million was charged to expense relating to the performance-related component as the 2009 actual results exceeded the 2009 performance threshold. During 2008, $0 was charged to expense relating to the performance-related component as the 2008 actual results were below the 2008 performance threshold at the minimum award level and no shares were earned. Additionally, during 2010, 2009, and 2008, Mattel recognized share-based compensation expense of $1.9 million, $1.9 million, and $1.5 million, respectively, for the market-related component.

Note 7—Seasonal Financing and Debt

Seasonal Financing

In September 2010, Mattel issued $250.0 million of unsecured 4.35% senior notes (“4.35% Senior Notes”) due October 1, 2020 and $250.0 million of unsecured 6.20% senior notes (“6.20% Senior Notes”) due October 1, 2040 (collectively, “2010 Senior Notes”). Interest on the 2010 Senior Notes is payable semi-annually on October 1 and April 1 of each year, beginning April 1, 2011. Mattel may redeem all or part of the 2010 Senior Notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 25 basis points in respect of the 4.35% Senior Notes and 40 basis points in respect of the 6.20% Senior Notes.

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

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group that is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement in effect was amended and restated on March 23, 2009 to, among other things, (i) extend the maturity date of the credit facility to March 23, 2012, (ii) reduce aggregate commitments under the credit facility from $1.3 billion to $880.0 million, with an “accordion feature,” which would allow Mattel to increase the availability under the credit facility to $1.08 billion under certain circumstances, (iii) add an interest rate floor equal to 30-day US Dollar LIBOR plus 1.00% for base rate loans under the credit facility, (iv) increase the applicable interest rate margins to a range of 2.00% to 3.00% above the applicable base rate for base rate loans, and 2.5% to 3.5% above the applicable LIBOR rate for Eurodollar rate loans, depending on Mattel’s senior unsecured long-term debt rating, (v) increase commitment fees to a range of 0.25% to 0.75% of the unused commitments under the credit facility, and (vi) replace the consolidated debt-to-capital ratio with a consolidated debt-to-earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio. During 2009, Mattel utilized the accordion feature of the credit facility to increase the aggregate commitments under the credit facility from $880.0 million to $1.08 billion, which is the maximum aggregate commitment available under the credit facility. Mattel is required to meet financial covenants at the end of each fiscal quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2010. As of December 31, 2010, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.1 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 16.6 to 1 (compared to a minimum required of 3.50 to 1).

The domestic unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the domestic unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2010, foreign credit lines totaled approximately $174 million, a portion of which are used to support letters of credit. Mattel expects to extend the majority of these credit lines throughout 2011.

In April 2010, a major credit rating agency changed Mattel’s long-term credit rating from BBB- to BBB and short-term credit rating from A-3 to A-2, and maintained its outlook at stable. In May 2010, another major credit rating agency changed Mattel’s long-term credit rating from BBB to BBB+ and its outlook from stable to positive.

Mattel believes its cash on hand, amounts available under its domestic unsecured committed revolving credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2011.

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

Sales of receivables pursuant to the domestic receivables sales facility occur periodically, generally quarterly. The receivables are sold by Mattel Sales Corp., Fisher-Price, Inc., and Mattel Direct Import, Inc. to

Mattel Factoring, who then sells such receivables to the bank group at a slight discount, and Mattel acts as a servicer for such receivables. Mattel has designated Mattel Sales Corp. and Fisher-Price, Inc. as sub-servicers, as permitted by the facility. Mattel’s appointment as a servicer is subject to termination events that are customary for such transactions. The domestic receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. Mattel retains a servicing interest in the receivables sold under this facility. The fair value of the net servicing asset is based on an estimate of interest Mattel earns on cash collections prior to remitting the funds to the bank group, partially offset by an estimate of the cost of servicing the trade receivables sold. The fair value of the net servicing asset totaled $0.1 million as of December 31, 2009.

Mattel did not sell receivables pursuant to the domestic receivables facility in 2010. Mattel’s aggregate losses on receivables sold under the domestic and other trade receivables facilities were $1.8 million, $7.4 million, and $5.4 million during 2010, 2009, and 2008, respectively.

The outstanding amounts of accounts receivable that have been sold under these facilities and other factoring arrangements, net of collections from customers, have been excluded from Mattel’s consolidated balance sheets and are summarized as follows:

	December 31,
	2010	2009
	(In thousands)
Receivables sold pursuant to the:
Domestic receivables facility	$—	$299,688
Other factoring arrangements	60,566	33,393

	$60,566	$333,081

Short-Term Borrowings

As of December 31, 2010, Mattel had no foreign short-term bank loans outstanding. As of December 31, 2009, Mattel had foreign short-term bank loans outstanding of $2.0 million. As of December 31, 2010 and 2009, Mattel had no borrowings outstanding under the domestic unsecured committed revolving credit facility.

During 2010 and 2009, Mattel had average borrowings of $2.6 million and $6.9 million, respectively, under its foreign short-term bank loans, and $196.9 million and $323.7 million, respectively, under its domestic unsecured committed revolving credit facility and other short-term borrowings, to help finance its seasonal working capital requirements. The weighted average interest rate during 2010 and 2009 was 3.4% and 12.4%, respectively, on foreign short-term bank loans and 0.4% and 2.3%, respectively, on domestic unsecured committed revolving credit facility and other short-term borrowings.

Long-Term Debt

Mattel’s long-term debt consists of the following:

	December 31,
	2010	2009
	(In thousands)
Medium-term notes due June 2011 to November 2013	$150,000	$200,000
2006 Senior Notes due June 2011	200,000	200,000
2008 Senior Notes due March 2013	350,000	350,000
2010 Senior Notes due October 2020 and October 2040	500,000	—

	1,200,000	750,000
Less: current portion	(250,000)	(50,000)

Total long-term debt	$950,000	$700,000

Mattel’s medium-term notes bear interest at fixed rates ranging from 6.50% to 7.30%, with a weighted average interest rate of 6.99% and 7.06% as of December 31, 2010 and 2009, respectively.

During 2010 and 2009, Mattel repaid $50.0 million of medium-term notes in connection with their maturities. During 2009, Mattel repaid $100.0 million of the Floating Rate Senior Notes in connection with their maturities.

The aggregate amount of long-term debt maturing in the next five years and thereafter is as follows:

	Medium- Term Notes	2006 Senior Notes	2008 Senior Notes	2010 Senior Notes	Total
	(In thousands)
2011	$50,000	$200,000	—	—	$250,000
2012	50,000	—	—	—	50,000
2013	50,000	—	350,000	—	400,000
2014	—	—	—	—	—
2015	—	—	—	—	—
Thereafter	—	—	—	500,000	500,000

	$150,000	$200,000	$350,000	$500,000	$1,200,000

Note 8—Stockholders’ Equity

Preference Stock

Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.

Preferred Stock

Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

Common Stock Repurchase Program

During 2010, Mattel repurchased 18.6 million shares of its common stock at a cost of $446.7 million. During 2009, Mattel did not repurchase any shares of its common stock. During 2008, Mattel repurchased 4.9 million shares of its common stock at a cost of $90.6 million. During both 2010 and 2008, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2010, share repurchase authorizations of $463.6 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Dividends

During 2010, 2009, and 2008, Mattel paid a dividend per share of $0.83, $0.75, and $0.75, respectively, to holders of its common stock. The Board of Directors declared the dividends in November of each year, and Mattel paid the dividends in December of each year. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Comprehensive Income

The changes in the components of comprehensive income, net of tax, are as follows:

	For the Year
	2010	2009	2008
	(In thousands)
Net income	$684,863	$528,704	$379,636
Currency translation adjustments	883	52,210	(192,577)
Defined benefit pension plans, net prior service cost and net actuarial loss	7,703	18,696	(87,636)
Net unrealized gain (loss) on derivative instruments:
Unrealized holding gains (losses)	8,725	(29,602)	17,616
Reclassification adjustment for realized losses included in net income	3,024	9,797	7,772

	11,749	(19,805)	25,388

	$705,198	$579,805	$124,811

For 2010, currency translation adjustments resulted in a net gain of $0.9 million, with gains from the strengthening of the Mexican peso, Brazilian real, and Chilean peso against the US dollar, partially offset by the weakening of the Euro and British pound sterling against the US dollar. For 2009, currency translation adjustments resulted in a net gain of $52.2 million, with gains from the strengthening of the Brazilian real, Euro, Chilean peso, and British pound sterling against the US dollar. For 2008, currency translation adjustments resulted in a net loss of $192.6 million, with losses from the weakening of the British pound sterling, Mexican peso, Brazilian real, Euro, and Chilean peso against the US dollar.

The components of accumulated other comprehensive loss are as follows:

	December 31,
	2010	2009
	(In thousands)
Currency translation adjustments	$(221,758)	$(222,641)
Defined benefit pension and other postretirement plans, net of tax	(134,314)	(142,017)
Net unrealized loss on derivative instruments, net of tax	(3,127)	(14,876)

	$(359,199)	$(379,534)

Note 9—Share-Based Payments

Mattel Stock Option Plans

In May 2010, Mattel’s stockholders approved the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the “2010 Plan”). Upon approval of the 2010 Plan, Mattel terminated its 2005 Equity Compensation Plan (the “2005 Plan”), except with respect to grants then outstanding under the 2005 Plan. RSU awards made under the 2005 Plan continue to vest pursuant to the terms of their respective grant agreements. Outstanding stock option grants under the 2005 Plan that have not expired or have not been terminated continue to be exercisable under the terms of their respective grant agreements. The terms of the 2010 Plan are substantially similar to the 2005 Plan.

Under the 2010 Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Generally, options vest and become exercisable contingent upon the grantees’ continued employment or service with Mattel. Nonqualified stock options are granted at not less than 100% of the fair market value of Mattel’s common stock on the date of grant, expire no later than ten years from the date of grant, and vest on a schedule determined by the Compensation Committee of the Board of Directors, generally during a period of three years from the date of grant. In the event of a retirement of an employee aged 55 years or greater with 5 or more years of service, or the death or disability of an employee, that occurs at least 6 months after the grant date, nonqualified stock options become fully vested. Similar provisions exist for non-employee directors. RSUs granted under the 2010 Plan are generally accompanied by dividend equivalent rights and generally vest over a period of three years from the date of grant. In the event of the involuntary termination of an employee aged 55 years or greater with 5 or more years of service, or the death or disability of an employee, that occurs at least 6 months after the grant date, RSUs receive accelerated vesting as to all of the RSUs. The 2010 Plan also contains provisions regarding grants of equity compensation to the non-employee members of the Board of Directors. The 2010 Plan expires on March 25, 2020, except as to any grants then outstanding.

The number of shares of common stock available for grant under the 2010 Plan is subject to an aggregate limit of the sum of (i) 48 million shares, (ii) the number of shares that remained available for issuance under the 2005 Plan on May 12, 2010, and (iii) any shares subject to awards outstanding under the 2005 Plan that on or after May 12, 2010 are forfeited or otherwise terminate or expire without the issuance of shares to the holder of the award. The 2010 Plan is further subject to detailed share-counting rules. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. Each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each full-value grant is treated as using three available shares for each share actually subject to such full-value grant. At December 31, 2010, there were approximately 47 million shares of common stock available for grant remaining under the 2010 Plan.

As of December 31, 2010, total unrecognized compensation cost related to unvested share-based payments totaled $63.7 million and is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options

Mattel recognized compensation expense of $13.4 million, $13.0 million, and $9.5 million for stock options during 2010, 2009, and 2008, respectively, which is included within other selling and administrative expenses. Income tax benefits related to stock option compensation expense recognized in the consolidated statements of operations during 2010, 2009, and 2008 totaled $4.3 million, $4.4 million, and $3.2 million, respectively.

The fair value of options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding, and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. The weighted average grant date fair value of options granted during 2010, 2009, and 2008 was $4.84, $3.71, and $3.67, respectively. The following weighted average assumptions were used in determining the fair value of options granted:

	2010	2009	2008
Options granted at market price
Expected life (in years)	5.0	4.9	4.8
Risk-free interest rate	1.7%	2.5%	3.2%
Volatility factor	34.3%	33.6%	25.6%
Dividend yield	3.5%	4.3%	3.7%

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock options:

	2010		2009		2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
	(In thousands, except weighted average exercise price)
Outstanding at January 1	25,285	$18.45	25,400	$18.15	24,735	$18.73
Granted	3,097	21.52	3,708	17.57	4,017	20.46
Exercised	(4,761)	15.41	(2,450)	12.61	(1,444)	12.55
Forfeited	(232)	19.29	(181)	20.11	(378)	20.81
Canceled	(124)	17.73	(1,192)	21.18	(1,530)	38.17

Outstanding at December 31	23,265	$19.48	25,285	$18.45	25,400	$18.15

Exercisable at December 31	16,630	$19.30	18,601	$18.20	19,716	$17.40

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during 2010, 2009, and 2008 was $34.6 million, $12.4 million, and $12.5 million, respectively. At December 31, 2010, options outstanding had an intrinsic value of $138.7 million, with a weighted average remaining life of 5.8 years. At December 31, 2010, options exercisable had an intrinsic value of $102.2 million, with a weighted average remaining life of 4.6 years. At December 31, 2010, total stock options vested or expected to vest totaled 23.0 million shares, with a total intrinsic value of $137.2 million, weighted average exercise price of $19.46, and weighted average remaining life of 5.8 years. During 2010, 3.2 million stock options vested. The total grant date fair value of stock options vested during 2010, 2009, and 2008 totaled $12.2 million, $12.7 million, and $7.5 million, respectively.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during 2010, 2009, and 2008 was $73.4 million, $30.9 million, and $18.3 million, respectively.

Restricted Stock and Restricted Stock Units

RSUs are valued at the market value on the date of grant and the expense is evenly attributed to the periods in which the restrictions lapse, which is three years from the date of grant.

Compensation expense recognized related to grants of RSUs was $34.2 million, $31.7 million, and $24.7 million in 2010, 2009, and 2008, respectively, and is included within other selling and administrative expenses. Income tax benefits related to RSU compensation expense recognized in the consolidated statements of operations during 2010, 2009, and 2008 totaled $10.3 million, $9.5 million, and $7.9 million, respectively.

The following table summarizes the number and weighted average grant date fair value of Mattel’s unvested RSUs during the year:

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average grant date fair value)
Unvested at January 1	4,449	$19.36	3,927	$21.03	3,452	$20.38
Granted	1,643	21.58	2,113	17.41	1,873	20.09
Vested	(1,598)	21.45	(1,408)	20.96	(990)	16.91
Forfeited	(220)	18.17	(183)	20.53	(408)	21.16

Unvested at December 31	4,274	$19.49	4,449	$19.36	3,927	$21.03

At December 31, 2010, total RSUs expected to vest totaled 4.1 million shares, with a weighted average grant date fair value of $19.41. The total grant date fair value of RSUs vested during 2010, 2009, and 2008 totaled $34.3 million, $29.5 million, and $16.7 million, respectively.

In addition to the expense and share amounts described above, Mattel recognized compensation expense of $19.6 million, $5.3 million, and $1.5 million during 2010, 2009, and 2008, respectively, for performance RSUs granted in connection with its January 1, 2008–December 31, 2010 Long-Term Incentive Program, as more fully described in “Note 6 to the Consolidated Financial Statements—Employee Benefit Plans.” Income tax benefits related to performance RSU compensation expense recognized in the consolidated statements of operations during 2010, 2009, and 2008 totaled $7.4 million, $2.0 million, and $0.6 million, respectively.

Note 10— Earnings Per Share

Effective January 1, 2009, Mattel adopted ASC 260-10 (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Certain of Mattel’s RSUs are considered participating securities because they contain nonforfeitable rights to dividend equivalents. The retrospective application of this standard reduced previously reported basic and diluted earnings per share for 2008 by $0.01.

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

	For the Year
	2010	2009	2008
	(In thousands, except per share amounts)
Basic:
Net income	$684,863	$528,704	$379,636
Less net income allocable to participating RSUs	(7,912)	(5,992)	(3,731)

Net income available for basic common shares	$676,951	$522,712	$375,905

Weighted average common shares outstanding	360,615	360,085	360,757

Basic net income per common share	$1.88	$1.45	$1.04

Diluted:
Net income	$684,863	$528,704	$379,636
Less net income allocable to participating RSUs	(7,863)	(5,981)	(3,726)

Net income available for diluted common shares	$677,000	$522,723	$375,910

Weighted average common shares outstanding	360,615	360,085	360,757
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	3,955	1,425	1,454

Weighted average number of common and potential common shares	364,570	361,510	362,211

Diluted net income per common share	$1.86	$1.45	$1.04

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 1.6 million shares, 19.0 million shares, and 17.8 million shares were excluded from the calculation of diluted net income per common share for 2010, 2009, and 2008, respectively, because they were antidilutive.

Note 11—Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of December 31, 2010 and 2009, Mattel held foreign currency forward exchange contracts with notional amounts of $1.1 billion and $962.9 million, respectively.

In connection with the issuance of its $100.0 million of 2006 unsecured floating rate senior notes, (“Floating Rate Senior Notes”), Mattel entered into two interest rate swap agreements, each in a notional amount of $50.0 million, for the purpose of hedging the variability of cash flows in the interest payments due to fluctuations of the LIBOR benchmark interest rate. The two interest rate swap agreements expired in June 2009, which corresponded with the maturity of the Floating Rate Senior Notes. These derivative instruments were designated as effective cash flow hedges, whereby the hedges were reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in OCI. Under the terms of the agreements, Mattel received quarterly interest payments from the swap counterparties based on the three-month LIBOR plus 40 basis points and made semi-annual interest payments to the swap counterparties based on a fixed rate of 5.871%. The three-month LIBOR used to determine interest payments under the interest rate swap agreements reset every three months, matching the variable interest on the Floating Rate Senior Notes.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		December 31, 2010	December 31, 2009
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$8,200	$7,008
Foreign currency forward exchange contracts	Other noncurrent assets	579	962

Total derivatives designated as hedging instruments		$8,779	$7,970

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$8,799	$2,222

Total		$17,578	$10,192

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		December 31, 2010	December 31, 2009
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$11,082	$21,032
Foreign currency forward exchange contracts	Other noncurrent liabilities	101	19

Total derivatives designated as hedging instruments		$11,183	$21,051

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$—	$—

Total		$11,183	$21,051

The following tables present the location and amount of gains and losses, net of taxes, from derivatives reported in the consolidated statements of operations:

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$8,725	$(3,024)	$(29,253)	$(8,247)	Cost of sales
Interest rate swaps	—	—	(349)	(1,550)	Interest expense

Total	$8,725	$(3,024)	$(29,602)	$(9,797)

The net losses of $3.0 million and $9.8 million reclassified from accumulated OCI to the consolidated statements of operations during 2010 and 2009, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
	(In thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$(3,797)	$16,633	Non-operating income/expense
Foreign currency forward exchange contracts	3,052	4,160	Cost of sales

Total	$(745)	$20,793

The net loss of $0.7 million recognized in the consolidated statements of operations during 2010 is offset by foreign currency transaction gains on the related hedged balances. The net gain of $20.8 million recognized in the consolidated statements of operations during 2009 is offset by foreign currency transaction losses on the related hedged balances.

Note 12—Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities include the following:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$17,578	$—	$17,578
Auction rate securities (b)	—	—	21,000	21,000

Total assets	$—	$17,578	$21,000	$38,578

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$11,183	$—	$11,183

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$10,192	$—	$10,192

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$21,051	$—	$21,051

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

(b)	The fair value of the auction rate securities is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, and (iii) illiquidity considerations.

During 2010, Mattel adopted ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives, and elected the fair value option under this standard, which resulted in an $8.7 million, net of taxes, adjustment to beginning retained earnings relating to auction rate securities that contain embedded credit derivatives, that were previously reported at amortized cost.

The following table presents information about Mattel’s assets measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2009	$—
Transfers to Level 3	21,000

Balance at December 31, 2010	$21,000

Note 13—Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, is $1.23 billion (compared to a carrying amount of $1.20 billion) as of December 31, 2010 and $794.7 million (compared to a carrying amount of $750.0 million) as of December 31, 2009. The estimated fair value has been calculated based on broker quotes or rates for the same or similar instruments.

The fair value related disclosures for Mattel’s derivative financial instruments are included in “Note 11 to the Consolidated Financial Statements—Derivative Instruments” and “Note 12 to the Consolidated Financial Statements—Fair Value Measurements.” The fair value related disclosures for Mattel’s other investments are included in “Note 12 to the Consolidated Financial Statement—Fair Value Measurements.”

Note 14—Commitments and Contingencies

Leases

Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities, and insurance. Rental expense is recorded on a straight-line basis, including escalating minimum payments. The American Girl Place® leases in Chicago, Illinois, New York, New York, and Los Angeles, California and American Girl® store leases in Dallas, Texas, Alpharetta, Georgia, Natick, Massachusetts, Bloomington, Minnesota, Lone Tree, Colorado, Overland Park, Kansas, and McLean, Virginia also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. Contingent rental expense is recorded in the period in which the contingent event becomes probable. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2010:

	Capitalized Leases		Operating Leases
	(In thousands)
2011	$300		$92,000
2012	300		83,000
2013	300		65,000
2014	300		56,000
2015	300		46,000
Thereafter	1,200		204,000

	$2,700	(a)	$546,000

(a)	Includes $0.8 million of imputed interest.

Rental expense under operating leases amounted to $117.8 million, $121.9 million, and $105.3 million for 2010, 2009, and 2008, respectively, net of sublease income of $0.5 million, $0.1 million, and $0.7 million in 2010, 2009, and 2008, respectively.

Commitments

In the normal course of business, Mattel enters into contractual arrangements to obtain and protect Mattel’s right to create and market certain products, and for future purchases of goods and services to ensure availability and timely delivery. Such arrangements include royalty payments pursuant to licensing agreements and commitments primarily for future inventory purchases. Certain of these commitments routinely contain provisions for guarantees or minimum expenditures during the term of the contracts. Current and future commitments for guaranteed payments reflect Mattel’s focus on expanding its product lines through alliances with businesses in other industries.

Licensing and similar agreements in effect at December 31, 2010 provide for terms extending from 2011 through 2015 and contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2011	$64,000
2012	74,000
2013	55,000
2014	37,000
2015	21,000

$251,000

Royalty expense for 2010, 2009, and 2008 was $245.9 million, $188.5 million, and $241.2 million, respectively.

The following table shows the future minimum obligations for purchases of inventory, other assets, and services at December 31, 2010:

Other Purchase Obligations
(In thousands)
2011	$378,000
2012	18,000
2013	17,000
2014	15,000
2015	14,000
Thereafter	3,000

$445,000

Insurance

Mattel has a wholly owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, general, automobile, and product liability risks. Far West insures the first $1.0 million per occurrence of Mattel’s workers’ compensation, the first $0.5 million for general and automobile liability risks, and the first $2.0 million per occurrence and $2.0 million per year of product liability risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2010 and 2009 totaled $16.9 million and $17.4 million, respectively, and is included in other noncurrent liabilities. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.

Litigation

With regards to the claims against Mattel described below, Mattel intends to defend itself vigorously. Except as more fully described in “Note 4 to the Consolidated Financial Statements—Product Recalls and Withdrawals,” management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of December 31, 2010. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

Judge Stephen Larson, who presided over the first trial, has since retired from the bench, and the case has been transferred to Judge David O. Carter. Discovery has now been largely concluded. Judge Carter had previously granted Mattel leave to file a Fourth Amended Answer and Counterclaims which focused on RICO, trade secret and other claims, and added additional parties. On August 16, 2010, MGA asserted several new claims against Mattel in response to Mattel’s Fourth Amended Answer and Counterclaims. These claims are for alleged trade secret misappropriation, an alleged violation of RICO, and wrongful injunction. Mattel moved to strike and/or dismiss these claims, as well as certain MGA allegations regarding Mattel’s motives for filing suit. The Court granted that motion as to the wrongful injunction claim, which it dismissed with prejudice, and as to the allegations about Mattel’s motives, which it struck. The Court denied the motion as to MGA’s trade secret misappropriation claim and its claim for violations of RICO.

The Court resolved summary judgment motions in late 2010. Among other rulings, the Court dismissed both parties’ RICO claims; dismissed Mattel’s claim for breach of fiduciary duty and portions of other claims as “preempted” by the trade secrets act; dismissed MGA’s trade dress infringement claims; dismissed MGA’s unjust enrichment claim; dismissed MGA’s common law unfair competition claim; and dismissed portions of Mattel’s copyright infringement claim as to “later generation” Bratz dolls.

Trial of all remaining claims began in early January 2011. In February 2011, MGA commenced litigation in the United States District Court for the Central District of California alleging that Mattel’s conduct in response to MGA’s sale of Bratz violated both the federal antitrust statute and the California Business & Professions Code, and constituted abuse of process under California law. Mattel believes these claims are without merit and intends to vigorously defend against them.

Product Liability Litigation Related to Product Recalls and Withdrawals

Litigation Related to Product Recalls and Withdrawals in the United States

Twenty-two lawsuits were filed in the United States asserting claims arising out of the August 2, August 14, September 4, and/or October 25, 2007 voluntary product recalls by Mattel and Fisher-Price, as well as the withdrawal of red and green toy blood pressure cuffs from retail stores or their replacement at the request of consumers.

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

Multidistrict Litigation (MDL) in the United States

On September 5, 2007, Mattel and Fisher-Price filed a motion before the Judicial Panel on Multidistrict Litigation (“JPML”) asking that all federal actions related to the recalls be coordinated and transferred to the Central District of California (In re Mattel Inc. Toy Lead Paint Products Liability Litigation, No. 2:07-ML-01897-DSF-AJW, MDL 1897 (C. D. Ca.) (the “MDL proceeding”)). On December 18, 2007, the JPML issued a transfer order, transferring six actions pending outside the Central District of California (Sarjent, Shoukry, Goldman, Monroe, Chow and Hughey) to the Central District of California for coordinated or consolidated pretrial proceedings with five actions pending in the Central District (Mayhew, White, Luttenberger, Puerzer and Shah). The remaining cases (Healy, Powell, Rusterholtz, Jiminez, Probst, Harrington, DiGiacinto, Allen, Sanders, Entsminger, and White II), so-called “potential tag-along actions,” were either already pending in the Central District of California or were transferred there pursuant to January 3 and January 17, 2008 conditional transfer orders issued by the JPML.

On March 31, 2008, plaintiffs filed a Consolidated Amended Class Action Complaint in the MDL proceeding, which was followed with a Second Consolidated Amended Complaint (the “Consolidated Complaint”), filed on May 16, 2008. Plaintiffs sought certification of a class of all persons who, from May 2003 through the present, purchased and/or acquired certain allegedly hazardous toys. The Consolidated Complaint defined hazardous toys as those toys recalled between August 2, 2007 and October 25, 2007, due to the presence of lead in excess of applicable standards in the paint on some parts of some of the toys; those toys recalled on November 21, 2006 and August 14, 2007, related to magnets; and the red and green toy blood pressure cuffs voluntarily withdrawn from retail stores or replaced at the request of consumers. Defendants named in the Consolidated Complaint were Mattel, Fisher-Price, Target Corporation, Toys “R” Us, Inc., Wal-Mart Stores, Inc., KB Toys, Inc., and Kmart Corporation. Mattel assumed the defense of Target Corporation, Toys “R” Us, Inc., KB Toys, Inc., and Kmart Corporation, and agreed to indemnify all of the retailer defendants, for the specific claims raised in the Consolidated Complaint, which claims related to the sale of Mattel and Fisher-Price toys.

In the Consolidated Complaint, plaintiffs asserted claims for breach of implied and express warranties, negligence, strict liability, violation of the United States Consumer Product Safety Act (“CPSA”) and related Consumer Product Safety Rules, various California consumer protection statutes, and unjust enrichment. Plaintiffs sought (i) declaratory and injunctive relief enjoining defendants from continuing the allegedly unlawful practices raised in the Consolidated Complaint; (ii) restitution and disgorgement of monies acquired by defendants from the allegedly unlawful practices; (iii) costs of initial diagnostic blood lead level testing to detect possible injury to plaintiffs and members of the class; (iv) costs of treatment for those who test positive to the initial diagnostic blood lead level testing; (v) reimbursement of the purchase price for the allegedly hazardous toys; and (vi) costs and attorneys’ fees. On June 24, 2008, defendants filed motions to dismiss the Consolidated Complaint. On November 24, 2008, the Court granted defendants’ motion with respect to plaintiffs’ claims under the CPSA related to the magnet toys and the toy blood pressure cuffs and denied defendants’ motions in all other respects.

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

Three appeals were filed by objectors relating to the approval of the settlement, dismissal of the MDL actions, and the award of attorneys’ fees and expenses. In addition, plaintiffs appealed the award of attorneys’ fees and expenses. On November 19, 2010, the Ninth Circuit Court of Appeals approved the parties’ Joint Stipulation to dismiss all of the appeals. This litigation is now concluded, and the parties are proceeding to provide the Class with the relief specified in the class action settlement approved by the district court.

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

On July 9, 2008, the court also rendered a decision concerning the action brought by CPLeg/RJ. The judge rejected the claim for general damages, but Mattel do Brasil was ordered to provide product-exchange outlets in certain locations for replacement of the recalled products, to publish in newspapers the provisions of the court decision, and to make available on its website the addresses of the outlets for replacement of recalled products and the provisions of the court’s decision. The decision also allowed the consumers who were affected by the recall to submit information to the court, so that the applicability of pecuniary damages can be analyzed later, on a case by case basis. It finally ordered Mattel do Brasil to pay attorneys’ fees in an amount equal to 10% of the value placed on the claim (with a value placed on the claim of approximately $12,500). Mattel do Brasil filed a motion seeking to resolve apparent discrepancies in the court’s decision, but the judge sustained the decision, as rendered, and Mattel do Brasil filed its appeal of such decision. On September 19, 2008, the appeals court accepted Mattel’s appeal for purposes of remand, only, and not to stay the proceedings. Seeking to prevent execution on the judgment, Mattel do Brasil filed an interlocutory appeal and requested the court grant a preliminary injunction. On October 14, 2008 the injunction was granted. On February 5, 2009, the court heard the interlocutory appeal and confirmed the injunction. On September 1, 2009, the appeals court in Rio de Janeiro unanimously reversed the judgment issued by the lower court. Therefore, Mattel do Brasil is not required to establish outlets in each city of the State of Rio de Janeiro for purposes of further conducting the magnet and lead recalls. CODECON did not file the special appeal thereby confirming the decision rendered by the originating court in favor of Mattel do Brasil. In October 2010, the court filed its records of the case and the matter is now closed.

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

The five proposed class actions are all brought by the same plaintiff’s law firm and the allegations are essentially the same. Each of the proposed class actions is based on allegation that the drop-side mechanisms used in the Stork Craft cribs are dangerously defective in that they create a risk that infants will be injured as a result of falling from or becoming entrapped in the crib. The claims are based in negligence, waiver of tort and breach of provincial sale of goods and consumer protection legislation. The claims seek damages for personal injury and economic loss, including recovery of the purchase price paid for the cribs, as well as an accounting, disgorgement or restitution of revenue earned by the defendants from selling the cribs. The claims further seek exemplary, aggravated and punitive damages. No amount of damages is specified in any of the claims, except the Ontario claim which seeks Canadian dollar $1 million in general damages and Canadian dollar $1 million in special damages. Each of the proposed class actions seeks certification on behalf of a class consisting of all persons (except defendants) that owned or purchased the drop-side cribs in question. No motion for certification has yet been filed in any of the actions.

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

Litigation Related to Gunther-Wahl Productions, Inc.

In April 1998, Mattel was sued in the Los Angeles County Superior Court by Gunther-Wahl Productions, Inc. (“Gunther-Wahl”), a producer of animated television shows, and Candy Wahl, the wife of the principal of Gunther-Wahl (“Gunther-Wahl I”). The lawsuit alleges that Mattel breached an implied contract with Gunther- Wahl arising from a pitch of an animated television show, in that Mattel allegedly used plaintiffs’ ideas without compensating plaintiffs for the use of the ideas. Mattel denies that it used any of plaintiffs’ ideas in any Mattel product. A jury trial was held in early 2000, which resulted in a judgment in favor of Mattel on every claim. On December 5, 2002, the California Court of Appeal reversed the judgment in favor of Mattel, and remanded the matter for a new trial. During the pendency of the Gunther-Wahl I appeal, plaintiffs filed an additional lawsuit against Mattel alleging Mattel further breached the implied contract by using plaintiffs’ ideas in products released subsequent to the trial without compensating plaintiffs (“Gunther-Wahl II”). Between September 2004 and March 2008 and between December 2008 and March 2010, both Gunther-Wahl I and II were stayed as a result of a bankruptcy proceeding filed by one of the principals of Gunther-Wahl. In November 2008, while the stay was lifted, Mattel filed potentially case dispositive motions in both lawsuits. In the fourth quarter of 2010, the Court denied Mattel’s motions. During that quarter, plaintiffs also expanded the list of Mattel products which they contend wrongfully use their ideas and form the basis for their alleged damages. Plaintiffs are seeking royalty-based damages. However, because the royalty rate and the products against which the royalties would be calculated are not yet known, Mattel cannot estimate the amount of plaintiff’s claimed damages at this time. Trial of the two lawsuits is scheduled to take place in the first quarter of 2011.

Note 15—Segment Information

Description of Segments

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. Mattel’s domestic operating segments include:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics®, and Monster High® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox® , Battle Force 5®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS™, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, and Batman® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Dora the Explorer®, Go Diego Go!®, Thomas and Friends®, Sing-a-ma-jigsTM, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

American Girl Brands—including My American Girl®, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalogue, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

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

	For the Year
	2010	2009	2008
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$1,626,407	$1,402,224	$1,437,933
Fisher-Price Brands US	1,352,729	1,310,886	1,418,213
American Girl Brands	486,644	462,899	463,056

Total Domestic	3,465,780	3,176,009	3,319,202
International	2,920,830	2,758,315	3,166,820

Gross sales	6,386,610	5,934,324	6,486,022
Sales adjustments	(530,415)	(503,478)	(568,020)

Net sales	$5,856,195	$5,430,846	$5,918,002

Segment Income
Domestic:
Mattel Girls & Boys Brands US	$409,445	$293,366	$158,170
Fisher-Price Brands US	222,046	231,855	161,025
American Girl Brands	112,923	103,446	86,581

Total Domestic	744,414	628,667	405,776
International	531,003	422,505	357,628

	1,275,417	1,051,172	763,404
Corporate and other expense (a)	(373,515)	(320,004)	(221,612)

Operating income	901,902	731,168	541,792
Interest expense	64,839	71,843	81,944
Interest (income)	(8,434)	(8,083)	(25,043)
Other non-operating (income) expense, net	(1,328)	7,361	(3,073)

Income before income taxes	$846,825	$660,047	$487,964

(a)

Corporate and other expense includes (i) incentive compensation expense of $106.7 million, $96.6 million, and $15.4 million for 2010, 2009, and 2008, respectively, (ii) $21.0 million, $31.5 million, and $34.4 million of charges related to severance for 2010, 2009, and 2008, respectively, (iii) share-based compensation expense of $67.1 million, $50.0 million, and $35.8 million for 2010, 2009, and 2008, respectively, (iv) charges to establish a legal settlement reserve for product liability-related litigation totalling $27.4 million and $15.3 million for 2009 and 2008, respectively, a reduction to the legal settlement reserve of $8.7 million for 2010, and a $4.8 million benefit and $6.0 million benefit for 2010 and 2009, respectively, from insurance recoveries of costs incurred in connection with product liability-related litigation, (v) legal fees associated with the product recall-related litigation, and (vi) legal fees associated with MGA litigation matters.

	For the Year
	2010	2009	2008
	(In thousands)
Depreciation/Amortization
Domestic:
Mattel Girls & Boys Brands US	$38,978	$38,804	$42,848
Fisher-Price Brands US	26,653	27,632	31,899
American Girl Brands	13,182	13,032	17,507

Total Domestic	78,813	79,468	92,254
International	64,998	64,908	54,685

	143,811	144,376	146,939
Corporate and other	21,997	25,454	25,156

Depreciation and amortization	$165,808	$169,830	$172,095

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31,
	2010	2009
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$380,998	$178,822
Fisher-Price Brands US	322,134	145,771
American Girl Brands	67,435	59,466

Total Domestic	770,567	384,059
International	779,875	681,868

	1,550,442	1,065,927
Corporate and other	59,502	39,071

Accounts receivable and inventories, net	$1,609,944	$1,104,998

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Year
	2010	2009	2008
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$3,660,547	$3,286,335	$3,642,834
Fisher-Price Brands	2,220,499	2,168,161	2,356,570
American Girl Brands	486,644	462,899	463,056
Other	18,920	16,929	23,562

Gross sales	6,386,610	5,934,324	6,486,022
Sales adjustments	(530,415)	(503,478)	(568,020)

Net sales	$5,856,195	$5,430,846	$5,918,002

Geographic Information

The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant, and equipment, net, and identifiable intangibles, net.

	For the Year
	2010	2009	2008
	(In thousands)
Revenues
United States	$3,465,780	$3,176,009	$3,319,202
International:
Europe	1,508,356	1,442,473	1,689,728
Latin America	867,557	860,492	978,828
Asia Pacific	333,273	271,310	286,049
Other	211,644	184,040	212,215

Total International	2,920,830	2,758,315	3,166,820

Gross sales	6,386,610	5,934,324	6,486,022
Sales adjustments	(530,415)	(503,478)	(568,020)

Net sales	$5,856,195	$5,430,846	$5,918,002

		December 31,
		2010	2009
		(In thousands)
Long-Lived Assets
United States		$1,035,813	$1,038,418
International		677,990	706,278

Consolidated total		$1,713,803	$1,744,696

Major Customers

Sales to Mattel’s three largest customers accounted for 41%, 40%, and 38% of worldwide consolidated net sales for 2010, 2009, and 2008, respectively, as follows:

	For the Year
	2010	2009	2008
	(In billions)
Wal-Mart	$1.1	$1.0	$1.1
Toys “R” Us	0.8	0.7	0.7
Target	0.5	0.5	0.5

The Mattel Girls & Boys Brands US and Fisher-Price Brands US segments sell products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys “R” Us. The American Girl Brands segment sells its children’s publications to Wal-Mart and Target.

Note 16—Supplemental Financial Information

	December 31,
	2010	2009
	(In thousands)
Inventories include the following:
Raw materials and work in process	$68,095	$47,991
Finished goods	395,743	307,672

	$463,838	$355,663

Property, plant, and equipment, net include the following:
Land	$26,796	$26,664
Buildings	249,542	242,360
Machinery and equipment	809,723	775,129
Tools, dies, and molds	589,156	577,418
Capital leases	23,271	23,271
Leasehold improvements	177,141	178,218

	1,875,629	1,823,060
Less: accumulated depreciation	(1,390,924)	(1,318,252)

	$484,705	$504,808

Other noncurrent assets include the following:
Deferred income taxes	$477,320	$481,240
Nonamortizable identifiable intangibles	122,223	122,223
Identifiable intangibles (net of amortization of $64.2 million and $69.5 million at December 31, 2010 and 2009, respectively)	91,359	93,546
Other	191,509	195,651

	$882,411	$892,660

Accrued liabilities include the following:
Incentive compensation	$107,541	$100,200
Royalties	95,785	73,467
Taxes other than income taxes	68,686	70,817
Advertising and promotion	59,586	47,913
Other	310,613	325,484

	$642,211	$617,881

Other noncurrent liabilities include the following:
Benefit plan liabilities	$257,195	$255,234
Noncurrent tax liabilities	113,526	108,600
Other	118,146	124,858

	$488,867	$488,692

	For the Year
	2010	2009	2008
	(In thousands)
Currency transaction gains/(losses) included in:
Operating income	$39,376	$78,732	$123,972
Other non-operating (expense) income, net	(2,972)	(4,828)	7,736

Net transaction gains	$36,404	$73,904	$131,708

Other selling and administrative expenses include the following:
Design and development	$173,927	$171,279	$190,248
Identifiable intangible asset amortization	10,362	13,027	9,827
Bad debt expense	4,464	21,483	19,680

Note 17—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2010:
Net sales	$880,082	$1,018,503	$1,833,056	$2,124,554
Gross profit	431,852	489,616	937,531	1,095,974
Advertising and promotion expenses	94,169	101,850	201,636	249,615
Other selling and administrative expenses	292,456	318,330	377,264	417,751
Operating income	45,227	69,436	358,631	428,608
Income before income taxes	33,282	62,077	346,619	404,847
Net income (a)	24,842	51,575	283,262	325,184
Net income per common share—basic	$0.07	$0.14	$0.78	$0.90
Weighted average number of common shares	363,231	362,819	360,608	355,699
Net income per common share—diluted	$0.07	$0.14	$0.77	$0.89
Weighted average number of common and potential common shares	366,144	365,851	363,483	360,636
Dividends declared per common share	$—	$—	$—	$0.83
Common stock market price:
High	$23.27	$23.96	$23.76	$26.23
Low	19.35	20.40	20.66	22.33
Year Ended December 31, 2009:
Net sales	$785,646	$898,197	$1,791,875	$1,955,128
Gross profit	345,872	406,060	918,615	1,044,150
Advertising and promotion expenses	84,064	89,820	197,106	238,763
Other selling and administrative expenses	317,017	283,727	385,055	387,977
Operating (loss) income	(55,209)	32,513	336,454	417,410
(Loss) income before income taxes	(65,450)	23,817	304,633	397,047
Net (loss) income (a)	(50,986)	21,469	229,842	328,379
Net (loss) income per common share—basic	$(0.14)	$0.06	$0.63	$0.90
Weighted average number of common shares	358,891	358,824	360,843	361,840
Net (loss) income per common share—diluted	$(0.14)	$0.06	$0.63	$0.89
Weighted average number of common and potential common shares	358,891	360,881	361,925	364,565
Dividends declared per common share	$—	$—	$—	$0.75
Common stock market price:
High	$16.65	$16.52	$19.11	$20.67
Low	10.45	11.92	15.19	17.95

(a)	Net income for the third quarter of 2010 included net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided. Net income for the fourth quarter of 2009 included income tax benefits of $28.5 million related to the reassessments of prior years’ tax liabilities based on the status of audits in various jurisdictions around the world and settlements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

Mattel continues to implement a conversion to new and upgraded financial and human resources information technology systems that began in the fourth quarter of 2002. Mattel has evaluated the effect on its internal control over financial reporting of this conversion for the three months ended December 31, 2010, and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, Mattel’s internal control over financial reporting. Mattel has not made any significant changes to its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to December 31, 2010.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to sections entitled “Proposal 1 —Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; “The Board of Directors and Corporate Governance—Board Committees—Audit Committee”; and “Report of the Audit Committee” in the Mattel 2011 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2010 (the “Proxy Statement”). Information with respect to the executive officers of Mattel appears under the heading “Executive Officers of the Registrant” in Part I herein. Mattel has adopted the Mattel Code of Conduct (the “Code of Conduct”), which satisfies the listing rules of the NASDAQ Stock Market (“NASDAQ”) regarding “code of business conduct and ethics” and satisfies the SEC rules regarding disclosure of a “code of ethics” for the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is publicly available on Mattel’s corporate website at http://corporate.mattel.com, and the text of the Code of Conduct will be updated on the website to reflect any amendment. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, CA 90245-5012. If Mattel grants any waiver from a provision of the Code of Conduct for any executive officer or director, or makes any substantive amendment to the SEC-mandated “code of ethics” that applies to the Chief Executive Officer, Chief Financial Officer or Corporate Controller, Mattel will make disclosures to the extent required by applicable laws, regulations and stock exchange listing standards on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors’ corporate governance guidelines and the charters of its Audit, Compensation and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://corporate.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.

Mattel has filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which are attached hereto as Exhibit 31.0 and Exhibit 31.1, respectively.

Item 11.	Executive Compensation.

The information required under this Item is incorporated herein by reference to sections entitled “Compensation Disclosure” and “The Board of Directors and Corporate Governance—Board Committees—Compensation Committee” in the Proxy Statement.

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

The information required under this Item is incorporated herein by reference to sections entitled “Certain Transactions with Related Persons” and “The Board of Directors and Corporate Governance—Director Independence” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required under this Item is incorporated herein by reference to the section entitled “Proposal 5—Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the years ended December 31, 2010, 2009 and 2008

Schedule II—Valuation and Qualifying Accounts and Allowances

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel	8-K	001-05647	99.0	May 21, 2007

3.1	Amended and Restated Bylaws of Mattel	8-K	001-05647	3.1	December 22, 2010

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-Q	001-05647	4.0	August 3, 2007

4.1	Indenture, dated as of February 15, 1996, between Mattel and Chase Manhattan Bank and Trust Company, National Association, formerly Chemical Trust Company of California, as Trustee	10-K	001-05647	4.1	March 28, 2002

4.2	Indenture, dated as of February 15, 1996, between Mattel and Chemical Trust Company of California (now known as J. P. Morgan Trust Company, National Association) relating to Senior Debt Securities	S-3ASR	333-134740	4.1	June 5, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.3	Form of Indenture between Mattel and J. P. Morgan Trust Company, National Association, relating to Subordinated Debt Securities	S-3ASR	333-134740	4.2	June 5, 2006

4.4	Indenture, dated as of September 23, 2010, between the Registrant and Union Bank, N.A. relating to the Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010

4.5	Form of indenture between the Registrant and Union Bank, N.A. relating to the Subordinated Debt Securities	S-3ASR	333-169539	4.2	September 23, 2010

4.6	Form of 6.125% Notes due June 15, 2011	8-K	001-05647	4.2	June 12, 2006

4.7	Form of Supplemental Indenture between Mattel and The Bank of New York Trust Company, N.A.	8-K	001-05647	1.2	March 7, 2008

4.8	Form of 5.625% Notes due March 15, 2013	8-K	001-05647	1.2	March 7, 2008

4.9	Form of 4.35% Notes due 2020	8-K	001-05647	4.1	September 28, 2010

4.10	Form of 6.20% Notes due 2040	8-K	001-05647	4.2	September 28, 2010

10.0	Fourth Amended and Restated Credit Agreement dated as of March 23, 2009, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, The Royal Bank of Scotland, Plc, Wells Fargo Bank, N.A. and Société Générale, as Co-Syndication agents, Citicorp USA, Inc., Mizuho Corporate Bank, Ltd. and Merchants & Traders Trust Company, as Co-Managing Agents, and the other financial institutions party thereto	8-K	001-05647	10.1	March 27, 2009

10.1	First Amended and Restated Receivables Purchase Agreement dated as of March 20, 2002 among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-K	001-05647	10.1	March 28, 2002

10.2	Amendment No. 1 to First Amended and Restated Receivables Purchase Agreement dated as of March 19, 2004, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-Q	001-05647	99.1	May 7, 2004

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.3	Amendment No. 2 to First Amended and Restated Receivables Purchase Agreement dated as of March 23, 2005, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.1	March 29, 2005

10.4	Amendment No. 3 to First Amended and Restated Receivables Purchase Agreement dated as of March 23, 2009, by and among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-Q	001-05647	10.4	April 29, 2009

10.5	Form of Indemnity Agreement between Mattel and certain of its directors	10-K	001-05647	10.9	March 28, 2001

10.6	Executive Employment Agreement dated October 18, 2000 between Mattel and Robert A. Eckert	10-K	001-05647	10.10	March 28, 2001

10.7	Amendment to Executive Employment Agreement between Mattel and Robert A. Eckert dated March 8, 2005	8-K	001-05647	99.7	March 18, 2005

10.8	Letter Agreement between Mattel and Robert A. Eckert entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.1	April 8, 2005

10.9	Amendment to Executive Employment Agreement between Mattel and Robert A. Eckert, effective as of December 31, 2008	10-K	001-05647	10.11	February 26, 2009

10.10	Executive Employment Agreement dated January 31, 2000 between Mattel and Neil B. Friedman	10-K	001-05647	10.12	March 10, 2000

10.11	Amendment to Employment Agreement dated November 14, 2000 between Mattel and Neil B. Friedman	10-K	001-05647	10.29	March 28, 2001

10.12	Amendment to Employment Agreement and Stock Option Grant Agreements between Mattel and Neil B. Friedman dated February 10, 2000	10-K	001-05647	10.14	March 10, 2000

10.13	Letter agreement between Mattel and Neil B. Friedman entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.5	April 8, 2005

10.14	Consent of Neil B. Friedman to Transfer of Principal Place of Employment Pursuant to Executive Employment Agreement	8-K	001-05647	99.3	March 30, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.15	Letter agreement between Mattel and Neil B. Friedman dated September 27, 2008 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	10-K	001-05647	10.17	February 26, 2009

10.16	Amendment to Amended and Restated Executive Employment Agreement between Mattel and Neil B. Friedman, effective as of December 31, 2008	10-K	001-05647	10.18	February 26, 2009

10.17	Notice to Neil B. Friedman dated June 30, 2009 regarding non-renewal of employment agreement	8-K	001-05647	10.2	July 2, 2009

10.18	Letter Agreement between Mattel and Neil B. Friedman dated January 28, 2011 regarding separation from Mattel	8-K	001-05647	10.1	February 3, 2011

10.19	Amended and Restated Executive Employment Agreement dated March 28, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.33	March 28, 2001

10.20	Amendment to Employment Agreement and Stock Option Grant Agreements dated July 20, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.34	March 28, 2001

10.21	Amendment to Employment Agreement dated March 6, 2002 between Mattel and Kevin M. Farr	10-K	001-05647	10.30	March 28, 2002

10.22	Letter agreement between Mattel and Kevin M. Farr entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.4	April 8, 2005

10.23	Amendment to Amended and Restated Executive Employment Agreement between Mattel and Kevin M. Farr, effective as of December 31, 2008	10-K	001-05647	10.23	February 26, 2009

10.24	Notice to Kevin M. Farr dated June 30, 2009 regarding non-renewal of employment agreement	8-K	001-05647	10.1	July 2, 2009

10.25	Letter agreement between Mattel and Kevin M. Farr dated June 30, 2009 regarding Mr. Farr’s participation in the Mattel, Inc. Executive Severance Plan	8-K	001-05647	10.5	July 2, 2009

10.26	Executive Employment Agreement dated November 13, 2000 between Mattel and Thomas A. Debrowski	10-K	001-05647	10.24	March 8, 2005

10.27	Letter agreement between Mattel and Thomas A. Debrowski entered into on April 4, 2005 regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	8-K	001-05647	99.3	April 8, 2005

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.28		Letter agreement between Mattel and Thomas A. Debrowski dated October 11, 2005, entered into October 12, 2005, amending Mr. Debrowski’s employment agreement	8-K	001-05647	99.2	October 14, 2005
10.29		Amendment to Amended and Restated Executive Employment Agreement between Mattel and Thomas A. Debrowski, effective as of December 31, 2008	10-K	001-05647	10.27	February 26, 2009
10.30		Notice to Thomas A. Debrowski dated June 30, 2009 regarding non-renewal of employment agreement	8-K	001-05647	10.3	July 2, 2009
10.31		Letter agreement between Mattel and Thomas A. Debrowski dated June 30, 2009 regarding Mr. Debrowski’s participation in the Mattel, Inc. Executive Severance Plan	8-K	001-05647	10.6	July 2, 2009
10.32		Employment letter dated August 22, 2000 between Mattel and Bryan G. Stockton	10-K	001-05647	10.25	March 12, 2004
10.33		Letter agreement between Mattel and Bryan G. Stockton entered into on March 28, 2005, regarding the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	10-K	001-05647	10.31	February 27, 2006
10.34		Amendment to Employment Letter, dated December 16, 2008, between Mattel and Bryan G. Stockton	10-K	001-05647	10.30	February 26, 2009
10.35		Letter agreement between Mattel and Bryan G. Stockton dated June 30, 2009 regarding Mr. Stockton’s participation in the Mattel, Inc. Executive Severance Plan	8-K	001-05647	10.7	July 2, 2009
10.36	*	Letter Agreement between Mattel and Bryan G. Stockton, dated January 4, 2011, regarding Mr. Stockton’s promotion to Chief Operating Officer
10.37		Mattel Incentive Plan	DEF 14A	001-05647	Appendix E	April 12, 2007
10.38		Amendment No. 1 to the Mattel Incentive Plan	10-K	001-05647	10.32	February 26, 2009
10.39		Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002
10.40		Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)	10-Q	001-05647	10.1	October 24, 2008
10.41		Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.42		Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-K	001-05647	10.36	February 26, 2009

10.43		Mattel, Inc. Executive Severance Plan	8-K	001-05647	10.4	July 2, 2009

10.44		The Fisher-Price Section 415 Excess Benefit Plan	10-K	001-05647	10.42	February 26, 2008

10.45		The Fisher-Price Excess Benefit Plan, as amended and restated effective January 1, 2009	10-K	001-05647	10.46	February 26, 2009

10.46		Mattel, Inc. Personal Investment Plan, January 1, 2006 Restatement	10-K	001-05647	10.50	February 26, 2007

10.47		Mattel, Inc. Personal Investment Plan, First Amendment to the January 1, 2006 Restatement	10-K	001-05647	10.48	February 26, 2009

10.48	*	Mattel, Inc. Personal Investment Plan, Remedial Amendment to the January 1, 2006 Restatement

10.49	*	Mattel, Inc. Personal Investment Plan, Second Amendment to the January 1, 2006 Restatement

10.50	*	Mattel, Inc. Personal Investment Plan, Third Amendment to the January 1, 2006 Restatement

10.51	*	Mattel, Inc. Personal Investment Plan, Fourth Amendment to the January 1, 2006 Restatement

10.52		Mattel, Inc. Hourly Personal Investment Plan, as amended and restated effective January 1, 2006 (the “HPIP”)	10-K	001-05647	10.46	February 24, 2010

10.53		HPIP First Amendment to the January 1, 2006 Restatement	10-K	001-05647	10.47	February 24, 2010

10.54		HPIP Remedial Amendment to the January 1, 2006 Restatement	10-K	001-05647	10.48	February 24, 2010

10.55		HPIP Second Amendment to the January 1, 2006 Restatement	10-K	001-05647	10.49	February 24, 2010

10.56		HPIP Third Amendment to the January 1, 2006 Restatement	10-K	001-05647	10.50	February 24, 2010

10.57	*	HPIP Fourth Amendment to the January 1, 2006 Restatement

10.58		Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the “1996 Plan”)	10-K	001-05647	10.58	March 28, 2002

10.59		Amendment to the 1996 Plan	S-8	333-75145	4.2	March 26, 1999

10.60		Amendment No. 2 to the 1996 Plan	10-K	001-05647	10.42	March 10, 2000

10.61		Amendment No. 3 to the 1996 Plan	10-Q	001-05647	99.1	May 3, 2000

10.62		Amendment No. 4 to the 1996 Plan	10-K	001-05647	10.68	March 28, 2001

10.63		Amendment No. 5 to the 1996 Plan	10-Q	001-05647	99.1	October 26, 2001

10.64		Amendment to the 1996 Plan	10-K	001-05647	10.64	March 28, 2002

10.65		Amendment No. 6 to the 1996 Plan	10-Q	001-05647	99.0	August 9, 2002

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.66	Amendment No. 7 to the 1996 Plan	10-Q	001-05647	99.0	November 12, 2002

10.67	Form of Option Grant Agreement for Outside Directors (Initial Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.1	August 14, 2003

10.68	Form of Option Grant Agreement for Outside Directors (Annual Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.2	August 14, 2003

10.69	Form of Option Grant Agreement (Three Year Vesting) under the 1996 Plan, as amended	10-Q	001-05647	99.3	August 14, 2003

10.70	Mattel 1999 Stock Option Plan (the “1999 Plan”)	10-K	001-05647	10.51	March 10, 2000

10.71	Amendment No. 1 to the 1999 Plan	10-Q	001-05647	99.2	May 3, 2000

10.72	Amendment No. 2 to the 1999 Plan	10-K	001-05647	10.80	March 28, 2001

10.73	Amendment No. 3 to the 1999 Plan	10-Q	001-05647	99.2	August 9, 2002

10.74	Form of Option Grant Agreement (Three Year Vesting) under the 1999 Plan, as amended	10-K	001-05647	10.77	March 12, 2004

10.75	Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”)	DEF 14A	001-05647	Appendix C	April 13, 2005

10.76	Amendment No. 1 to the 2005 Plan	10-K	001-05647	10.76	February 26, 2009

10.77	Amendment No. 2 to the 2005 Plan	10-Q	001-05647	10.1	April 29, 2009

10.78	Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the “2010 Plan”)	DEF 14A	001-05647	Appendix A	March 30, 2010
10.79	Form of Grant Agreement as of August 1, 2005 for grants to employees of Non-Qualified Stock Options (“NQSOs”) under the 2005 Plan	8-K	001-05647	99.1	August 5, 2005

10.80	Form of Grant Agreement as of August 1, 2006 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	August 4, 2006

10.81	Form of Grant Agreement as of May 17, 2007 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	May 18, 2007

10.82	Form of Notice of Grant and Grant Agreement for NQSOs to Employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010

10.83	Form of Notice of Grant and Grant Agreement for RSUs to Employees under the 2010 Plan	10-Q	001-05647	10.2	October 27, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.84	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the Mattel, Inc. 2005 Equity Compensation Plan – for Messrs. Eckert, Debrowski, Farr, Friedman, and certain other LTIP award recipients with employment agreements	10-Q	001-05647	10.1	April 25, 2008

10.85	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the Mattel, Inc. 2005 Equity Compensation Plan – for Mr. Stockton and other LTIP award recipients	10-Q	001-05647	10.2	April 25, 2008

10.86	Form of Notice of Grant and Grant Agreement for NQSOs to Certain Executive Officers with Employment Agreements under the 2010 Plan	10-Q	001-05647	10.5	October 27, 2010

10.87	Form of Notice of Grant and Grant Agreement for NQSOs to Participants in the Severance Plan under the 2010 Plan	10-Q	001-05647	10.6	October 27, 2010

10.88	Form of Notice of Grant and Grant Agreement for RSUs to Participants in the Severance Plan under the 2010 Plan	10-Q	001-05647	10.7	October 27, 2010

10.89	Form of Grant Agreement for August 1, 2005 grant to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 5, 2005

10.90	Form of Grant Agreement for August 1, 2006 and August 1, 2007 grants to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.1	August 4, 2006

10.91	Form of Notice of Grant and Grant Agreement for NQSOs to Robert A. Eckert under the 2010 Plan	10-Q	001-05647	10.3	October 27, 2010

10.92	Form of Notice of Grant and Grant Agreement for RSUs to Robert A. Eckert under the 2010 Plan	10-Q	001-05647	10.4	October 27, 2010

10.93	Form of Grant Agreement for August 1, 2005 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.4	August 5, 2005

10.94	Form of Grant Agreement for August 1, 2006 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 4, 2006

10.95	Form of Grant Agreement for August 1, 2007 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.4	May 18, 2007

10.96	Form of Grant Agreement for August 1, 2005 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.5	August 5, 2005

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.97		Form of Grant Agreement for August 1, 2006 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	August 4, 2006

10.98		Form of Grant Agreement for August 1, 2007 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	May 18, 2007

10.99		Form of Grant Agreement for August 1, 2005 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.6	August 5, 2005

10.100		Form of Grant Agreement for August 1, 2006 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.4	August 4, 2006

10.101		Form of Grant Agreement for August 1, 2007 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.2	May 18, 2007

10.102		Form of Grant Agreement as of March 16, 2006 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.1	March 17, 2006

10.103		Form of Grant Agreement as of May 17, 2007 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.6	May 18, 2007

10.104		Form of Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	10-Q	001-05647	99.0	August 3, 2005

10.105		Form of Grant Agreement for May 11, 2006 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.1	May 12, 2006

10.106		Form of Grant Agreement for May 18, 2007 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.8	May 18, 2007

10.107		Form of Grant Agreement for May 13, 2009 Annual Grants to Outside Directors of RSUs under the 2005 Plan	10-Q	001-05647	10.2	April 29, 2009

10.108		Form of Grant Agreement for Special Retention Award of RSUs under the 2005 Plan	10-Q	001-05647	10.1	October 28, 2009

10.109		Mattel, Inc. Key Executive Life Insurance Plan (for Robert A. Eckert)	10-K	001-05647	10.109	February 26, 2007

10.110	*	Mattel, Inc. Summary of Compensation of the Non-Employee Members of the Board of Directors

11.0*		Computation of Income per Common and Potential Common Share

12.0*		Computation of Earnings to Fixed Charges

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

21.0*		Subsidiaries of the Registrant as of December 31, 2010

23.0*		Consent of Independent Registered Public Accounting Firm

24.0*		Power of Attorney (on page 115 of Form 10-K)

31.0*		Certification of Principal Executive Officer dated February 24, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*		Certification of Principal Financial Officer dated February 24, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**		Certification of Principal Executive Officer and Principal Financial Officer dated February 24, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Mattel has not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of its total assets. Copies of such agreements will be provided to the SEC upon request.

(b) Exhibits Required by Item 601 of Regulation S-K

See Item (3) above.

(c) Financial Statement Schedule

See Item (2) above.

Copies of this Annual Report on Form 10-K (including Exhibit 24.0) and Exhibits 11.0, 12.0, 21.0, 23.0, 31.0, 31.1, and 32.0 are available to stockholders of Mattel without charge. Copies of other exhibits can be obtained by stockholders of Mattel upon payment of twelve cents per page for such exhibits. Written requests should be sent to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant
By:	/s/ KEVIN M. FARR
Kevin M. Farr Chief Financial Officer

Date: February 24, 2011

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

Signature	Title	Date

/s/ ROBERT A. ECKERT Robert A. Eckert	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 24, 2011

/s/ KEVIN M. FARR Kevin M. Farr	Chief Financial Officer (principal financial officer)	February 24, 2011

/s/ H. SCOTT TOPHAM H. Scott Topham	Senior Vice President and Corporate Controller (principal accounting officer)	February 24, 2011

/s/ MICHAEL J. DOLAN Michael J. Dolan	Director	February 24, 2011

/s/ DR. FRANCES D. FERGUSSON Dr. Frances D. Fergusson	Director	February 24, 2011

/s/ TULLY M. FRIEDMAN Tully M. Friedman	Director	February 24, 2011

Signature	Title	Date

/s/ DOMINIC NG Dominic Ng	Director	February 24, 2011

/s/ VASANT M. PRABHU Vasant M. Prabhu	Director	February 24, 2011

/s/ ANDREA L. RICH Andrea L. Rich	Director	February 24, 2011

/s/ RONALD L. SARGENT Ronald L. Sargent	Director	February 24, 2011

/s/ DEAN A. SCARBOROUGH Dean A. Scarborough	Director	February 24, 2011

/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Director	February 24, 2011

/s/ G. CRAIG SULLIVAN G. Craig Sullivan	Director	February 24, 2011

/s/ KATHY BRITTAIN WHITE Kathy Brittain White	Director	February 24, 2011

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations	Net Deductions		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2010	$24,530	$4,464	$(7,219	)(a)	$21,775
Year ended December 31, 2009	25,894	21,483	(22,847	)(a)	24,530
Year ended December 31, 2008	21,464	19,680	(15,250	)(a)	25,894

Allowance for Inventory Obsolescence:
Year ended December 31, 2010	$40,816	$31,118	$(25,058	)(b)	$46,876
Year ended December 31, 2009	59,124	22,579	(40,887	)(b)	40,816
Year ended December 31, 2008	51,701	52,512	(45,089	)(b)	59,124

Income Tax Valuation Allowances:
Year ended December 31, 2010	$112,048	$12,120	$(79,251	)(c)	$44,917
Year ended December 31, 2009	150,963	280	(39,195	)(c)	112,048
Year ended December 31, 2008	164,553	848	(14,438	)(c)	150,963

(a)	Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.
(b)	Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw materials, write-downs and currency translation adjustments.
(c)	Primarily represents projected utilization of foreign tax credits and the utilization and write-offs of loss carryforwards for 2010. Primarily represents expiration of foreign tax credits and the utilization and write-offs of loss carryforwards for 2009 and 2008.