Form 10-Q
period 2011-03-31
MATTEL INC /DE/
filed 2011-04-27
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 21, 2011:

347,588,073 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010	December 31, 2010
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$1,049,363	$871,891	$1,281,123
Accounts receivable, net	758,620	661,881	1,146,106
Inventories	607,199	429,638	463,838
Prepaid expenses and other current assets	336,530	337,905	335,543

Total current assets	2,751,712	2,301,315	3,226,610

Noncurrent Assets
Property, plant, and equipment, net	494,055	492,221	484,705
Goodwill	828,032	820,557	824,007
Other noncurrent assets	908,258	889,123	882,411

Total Assets	$4,982,057	$4,503,216	$5,417,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$250,000	$50,000	$250,000
Accounts payable	300,251	246,276	406,270
Accrued liabilities	471,280	412,321	642,211
Income taxes payable	18,634	14,713	51,801

Total current liabilities	1,040,165	723,310	1,350,282

Noncurrent Liabilities
Long-term debt	950,000	700,000	950,000
Other noncurrent liabilities	474,479	484,284	488,867

Total noncurrent liabilities	1,424,479	1,184,284	1,438,867

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,678,266	1,683,718	1,706,461
Treasury stock at cost; 94.3 million shares, 76.8 million shares, and 92.3 million shares, respectively	(1,939,664)	(1,502,202)	(1,880,692)
Retained earnings	2,656,023	2,364,509	2,720,645
Accumulated other comprehensive loss	(318,581)	(391,772)	(359,199)

Total stockholders’ equity	2,517,413	2,595,622	2,628,584

Total Liabilities and Stockholders’ Equity	$4,982,057	$4,503,216	$5,417,733

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited; in thousands, except per share amounts)
Net Sales	$951,856	$880,082
Cost of sales	478,709	448,230

Gross Profit	473,147	431,852
Advertising and promotion expenses	101,849	94,169
Other selling and administrative expenses	334,540	292,456

Operating Income	36,758	45,227
Interest expense	18,816	13,623
Interest (income)	(3,163)	(2,452)
Other non-operating (income) expense, net	(156)	774

Income Before Income Taxes	21,261	33,282
Provision for income taxes	4,654	8,440

Net Income	$16,607	$24,842

Net Income Per Common Share—Basic	$0.05	$0.07

Weighted average number of common shares	349,072	363,231

Net Income Per Common Share—Diluted	$0.05	$0.07

Weighted average number of common and potential common shares	352,707	366,144

Dividends Declared Per Common Share	$0.23	$—

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$16,607	$24,842
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	35,998	36,670
Amortization	3,507	3,891
Deferred income taxes	(22,105)	(4,988)
Share-based compensation	10,972	12,829
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	401,256	75,459
Inventories	(129,933)	(76,710)
Prepaid expenses and other current assets	17,036	2,368
Accounts payable, accrued liabilities, and income taxes payable	(322,376)	(333,188)
Other, net	(52,806)	14,220

Net cash flows used for operating activities	(41,844)	(244,607)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(28,439)	(17,843)
Purchases of other property, plant, and equipment	(17,336)	(6,322)
Proceeds from sale of other property, plant, and equipment	316	251
Proceeds from (payments for) foreign currency forward exchange contracts	36,287	(11,133)

Net cash flows used for investing activities	(9,172)	(35,047)

Cash Flows From Financing Activities:
Payments of short-term borrowings	—	(1,950)
Payment of credit facility renewal costs	(6,899)	—
Share repurchases	(100,142)	—
Payment of dividends on common stock	(80,128)	—
Proceeds from exercise of stock options	14,001	31,486
Other, net	(13,099)	4,261

Net cash flows (used for) provided by financing activities	(186,267)	33,797

Effect of Currency Exchange Rate Changes on Cash	5,523	751

Decrease in Cash and Equivalents	(231,760)	(245,106)
Cash and Equivalents at Beginning of Period	1,281,123	1,116,997

Cash and Equivalents at End of Period	$1,049,363	$871,891

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

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2010 Annual Report on Form 10-K.

2.     Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts of $21.3 million, $20.5 million, and $21.8 million as of March 31, 2011, March 31, 2010, and December 31, 2010, respectively.

3.     Inventories

Inventories include the following:

	March 31, 2011	March 31, 2010	December 31, 2010
	(In thousands)
Raw materials and work in process	$82,900	$65,295	$68,095
Finished goods	524,299	364,343	395,743

	$607,199	$429,638	$463,838

4.     Property, Plant, and Equipment

Property, plant, and equipment, net include the following:

	March 31, 2011	March 31, 2010	December 31, 2010
	(In thousands)
Land	$26,760	$26,646	$26,796
Buildings	252,517	243,425	249,542
Machinery and equipment	822,072	777,828	809,723
Tools, dies, and molds	607,753	581,946	589,156
Capital leases	23,271	23,271	23,271
Leasehold improvements	181,719	180,673	177,141

	1,914,092	1,833,789	1,875,629
Less: accumulated depreciation	(1,420,037)	(1,341,568)	(1,390,924)

	$494,055	$492,221	$484,705

5.     Goodwill

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment level, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands, and International. Mattel tests its goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2011 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact for the US reporting units.

	December 31, 2010	Impact of Currency Exchange Rate Changes	March 31, 2011
	(In thousands)
Mattel Girls Brands US	$31,071	$754	$31,825
Mattel Boys Brands US	130,658	59	130,717
Fisher-Price Brands US	215,879	148	216,027
American Girl Brands	207,571	—	207,571
International	238,828	3,064	241,892

	$824,007	$4,025	$828,032

6.     Other Noncurrent Assets

Other noncurrent assets include the following:

	March 31, 2011	March 31, 2010	December 31, 2010
	(In thousands)
Deferred income taxes	$497,194	$485,809	$477,320
Nonamortizable identifiable intangibles	122,223	122,223	122,223
Identifiable intangibles (net of amortization of $66.4 million, $72.0 million, and $64.2 million, respectively)	89,196	90,997	91,359
Other	199,645	190,094	191,509

	$908,258	$889,123	$882,411

7.     Accrued Liabilities

Accrued liabilities include the following:

	March 31, 2011	March 31, 2010	December 31, 2010
	(In thousands)
Advertising and promotion	$48,922	$42,396	$59,586
Taxes other than income taxes	44,941	35,547	68,686
Royalties	36,376	40,307	95,785
Derivatives payable	25,850	8,389	11,082
Other	315,191	285,682	407,072

	$471,280	$412,321	$642,211

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

Following the announcement of the 2007 Product Recalls, a number of lawsuits were filed against Mattel with respect to the recalled products, which are more fully described in Note 14 to the Consolidated Financial Statements in Mattel’s 2010 Annual Report on Form 10-K. During the three months ended March 31, 2010, based on actual experience to date under the settlement program related to the above-described product liability related litigation, Mattel reduced its estimate of these settlement costs, which had the effect of reducing other selling and administrative expenses by $7.5 million. During the three months ended March 31, 2011, there were no changes to Mattel’s 2007 product recall and reserve estimates.

Although management is not aware of any additional quality or safety issues that are likely to result in material recalls or withdrawals, there can be no assurance that issues will not be identified in the future.

9.     Seasonal Financing

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group that is used as a back-up facility to Mattel’s commercial paper program, which is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The revolving credit facility was amended and restated on March 8, 2011 to, among other things, (i) extend the maturity date of the credit facility to March 8, 2015, (ii) increase aggregate commitments under the credit facility to $1.4 billion, with an “accordion feature,” which allows Mattel to increase the aggregate availability under the credit facility to $1.6 billion under certain circumstances, (iii) decrease the applicable interest rate margins to a range of 0.25% to 1.50% above the applicable base rate for base rate loans, and 1.25% to 2.50% above the applicable London Interbank Borrowing Rate for Eurodollar rate loans, in each case depending on Mattel’s senior unsecured long-term debt rating, and (iv) decrease commitment fees to a range of 0.15% to 0.40% of the unused commitments under the credit facility.

The borrowing capacity of the amended facility is $1.4 billion for four years, which exceeds the $1.1 billion for one year remaining on the facility prior to the amendment. The proportion of unamortized debt issuance costs from the prior facility renewal related to creditors involved in both the prior facility and amended facility, and borrowing costs incurred as a result of the amendment were deferred and will be amortized over the term of the amended facility.

In connection with the execution of the amendment of the domestic unsecured revolving credit facility, Mattel terminated its $300.0 million domestic receivables sales facility, which was a sub-facility of the domestic unsecured committed revolving credit facility.

Mattel is required to meet financial covenants at the end of each quarter and fiscal year, using the formulae specified in the credit facility agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the three months ended March 31, 2011.

The domestic unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the domestic unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

10.   Long-term Debt

Long-term debt includes the following:

	March 31, 2011	March 31, 2010	December 31, 2010
	(In thousands)
Medium-term notes due June 2011 to November 2013	$150,000	$200,000	$150,000
2006 Senior Notes due June 2011	200,000	200,000	200,000
2008 Senior Notes due March 2013	350,000	350,000	350,000
2010 Senior Notes due October 2020 and October 2040	500,000	—	500,000

	1,200,000	750,000	1,200,000
Less: current portion	(250,000)	(50,000)	(250,000)

Total long-term debt	$950,000	$700,000	$950,000

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

In May 2010 and October 2010, Mattel repaid $40.0 million and $10.0 million, respectively, of its Medium-term notes in connection with their scheduled maturities.

11.   Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	March 31, 2011	March 31, 2010	December 31, 2010
	(In thousands)
Benefit plan liabilities	$224,264	$250,548	$257,195
Noncurrent tax liabilities	113,618	108,372	113,526
Other	136,597	125,364	118,146

	$474,479	$484,284	$488,867

12.   Comprehensive Income (Loss)

The components of comprehensive income, net of tax, are as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Net income	$16,607	$24,842
Currency translation adjustments	53,178	(29,076)
Defined benefit pension plans net prior service cost and net actuarial loss	2,533	2,341
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(14,353)	11,739
Reclassification adjustment for realized (gains) losses included in net income	(740)	2,758

	(15,093)	14,497

	$57,225	$12,604

The components of accumulated other comprehensive loss are as follows:

	March 31, 2011	March 31, 2010	December 31, 2010
	(In thousands)
Currency translation adjustments	$(168,580)	$(251,717)	$(221,758)
Defined benefit pension and other postretirement plans, net of tax	(131,781)	(139,676)	(134,314)
Net unrealized loss on derivative instruments, net of tax	(18,220)	(379)	(3,127)

	$(318,581)	$ (391,772)	$(359,199)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. For the three months ended March 31, 2011, currency translation adjustments resulted in a net gain of $53.2 million, with gains primarily from the strengthening of the Euro, Mexican peso, Brazilian real, and British pound sterling against the US dollar. For the three months ended March 31, 2010, currency translation adjustments resulted in a net loss of $29.1 million, with losses primarily from the weakening of the Euro and British pound sterling, partially offset by the strengthening of the Mexican peso against the US dollar.

13.   Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of March 31, 2011, March 31, 2010, and December 31, 2010, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.4 billion, $1.1 billion, and $1.1 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		March 31, 2011	March 31, 2010	December 31, 2010
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$6,073	$12,188	$8,200
Foreign currency forward exchange contracts	Other noncurrent assets	298	83	579

Total derivatives designated as hedging instruments		$6,371	$12,271	$8,779

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$3,394	$2,590	$8,799

Total		$9,765	$14,861	$17,578

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		March 31, 2011	March 31, 2010	December 31, 2010
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$25,850	$8,389	$11,082
Foreign currency forward exchange contracts	Other noncurrent liabilities	1,114	—	101

Total derivatives designated as hedging instruments		$26,964	$8,389	$11,183

The following tables present the classification and amount of gains and losses, net of taxes, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended March 31, 2011		For the Three Months Ended March 31, 2010		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$(14,353)	$740	$11,739	$(2,758)	Cost of sales

The net gain (loss) of $0.7 million and $(2.8) million reclassified from accumulated OCI to the statements of operations for the three months ended March 31, 2011 and 2010, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
	(In thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$29,182	$(12,397)	Non-operating income/expense
Foreign currency forward exchange contracts	1,700	1,632	Cost of sales

Total	$30,882	$(10,765)

The net gain (loss) of $30.9 million and $(10.8) million recognized in the statements of operations for the three months ended March 31, 2011 and 2010, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities include the following:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$9,765	$—	$9,765
Auction rate securities (b)	—	—	21,000	21,000

Total assets	$—	$9,765	$21,000	$30,765

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$26,964	$—	$26,964

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$14,861	$—	$14,861

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$8,389	$—	$8,389

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$17,578	$—	$17,578
Auction rate securities (b)	—	—	21,000	21,000

Total assets	$—	$17,578	$21,000	$38,578

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$11,183	$—	$11,183

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)	The fair value of the auction rate securities is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, and (iii) illiquidity considerations.

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

The following table presents information about Mattel’s assets measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2010	$21,000
Unrealized change in fair value	—

Balance at March 31, 2011	$21,000

15.   Fair Value of Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $1.23 billion (compared to a carrying amount of $1.20 billion) as of March 31, 2011, $799.7 million (compared to a carrying amount of $750.0 million) as of March 31, 2010, and $1.23 billion (compared to a carrying amount of $1.20 billion) as of December 31, 2010. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands, except per share amounts)
Basic:
Net income	$16,607	$24,842
Less net income allocable to participating RSUs (a)	(201)	(295)

Net income available for basic common shares	$16,406	$24,547

Weighted average common shares outstanding	349,072	363,231

Basic net income per common share	$0.05	$0.07

Diluted:
Net income	$16,607	$24,842
Less net income allocable to participating RSUs (a)	(199)	(293)

Net income available for diluted common shares	$16,408	$24,549

Weighted average common shares outstanding	349,072	363,231
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	3,635	2,913

Weighted average number of common and potential common shares	352,707	366,144

Diluted net income per common share	$0.05	$0.07

(a)	During the three months ended March 31, 2011 and 2010, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 0.1 million and 1.8 million shares were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2011 and 2010, respectively, because they were antidilutive.

17.   Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 6 to the Consolidated Financial Statements in its 2010 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Service cost	$3,213	$3,317
Interest cost	7,329	8,155
Expected return on plan assets	(6,302)	(7,239)
Amortization of prior service cost	461	438
Recognized actuarial loss	3,636	3,668

	$8,337	$8,339

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Service cost	$20	$22
Interest cost	437	627
Recognized actuarial loss	36	149

	$493	$798

During the three months ended March 31, 2011, Mattel made cash contributions totaling approximately $28 million and $1 million to its defined benefit pension and postretirement benefit plans, respectively.

18.   Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in Note 9 to the Consolidated Financial Statements in its 2010 Annual Report on Form 10-K. In May 2010, Mattel’s stockholders approved the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (“the 2010 Plan”). Upon approval of the 2010 Plan, Mattel terminated the Mattel, Inc. 2005 Equity Compensation Plan (“the 2005 Plan”), except with regard to grants then outstanding under the 2005 Plan. All equity compensation grants are now being made under the 2010 Plan. Under the 2010 Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel’s common stock on the applicable grant date and expire no later than ten years from the date of grant. Both stock options and time-vesting RSUs generally provide for vesting over a period of three years from the date of grant.

Compensation expense, included within other selling and administrative expenses, related to stock options and RSUs is as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Stock option compensation expense	$3,089	$2,684
RSU compensation expense	7,883	10,145

	$10,972	$12,829

As of March 31, 2011, total unrecognized compensation cost related to unvested share-based payments totaled $65.7 million and is expected to be recognized over a weighted-average period of 2.1 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the three months ended March 31, 2011 and 2010 was $14.0 million and $31.5 million, respectively.

19.   Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Design and development	$43,146	$41,395
Identifiable intangible asset amortization	2,167	2,552

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

Currency transaction (losses) gains included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Operating income	$(11,555)	$9,865
Other non-operating income (expense), net	(25)	(2,032)

Net transaction (losses) gains	$(11,580)	$7,833

21.    Income Taxes

Mattel’s provision for income taxes was $4.7 million for the three months ended March 31, 2011, as compared to $8.4 million for the three months ended March 31, 2010. Mattel recognized discrete tax expense of $0.3 million during the three months ended March 31, 2010, primarily related to reassessments of prior years’ tax exposure based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. There were no discrete tax items recognized during the three months ended March 31, 2011.

During the three months ended March 31, 2010, Mattel reached a resolution with the Internal Revenue Service (“IRS”) regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s first quarter 2010 consolidated financial statements.

22.    Contingencies

With regards to the claims against Mattel described below, Mattel intends to defend itself vigorously. Except as more fully described below, management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

Judge Stephen Larson, who presided over the first trial, retired from the bench during the course of the appeal, and the case was transferred to Judge David O. Carter. After the transfer, Judge Carter granted Mattel leave to file a Fourth Amended Answer and Counterclaims which focused on RICO, trade secret and other claims, and added additional parties, and subsequently granted in part and denied in part a defense motion to dismiss those counterclaims. Later, on August 16, 2010, MGA asserted several new claims against Mattel in response to Mattel’s Fourth Amended Answer and Counterclaims, including claims for alleged trade secret misappropriation, an alleged violation of RICO, and wrongful injunction. Mattel moved to strike and/or dismiss these claims, as well as certain MGA allegations regarding Mattel’s motives for filing suit. The Court granted that motion as to the wrongful injunction claim, which it dismissed with prejudice, and as to the allegations about Mattel’s motives, which it struck. The Court denied the motion as to MGA’s trade secret misappropriation claim and its claim for violations of RICO.

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

Trial of all remaining claims began in early January 2011. During the trial, and before the case was submitted to the jury, the Court granted MGA’s motions for judgment as to Mattel’s claims for aiding and abetting breach of duty of loyalty and conversion. The Court also granted a defense motion for judgment on portions of Mattel’s claim for misappropriation of trade secrets relating to thefts by former Mattel employees located in Mexico.

The jury reached verdicts on the remaining claims in April 2011. In those verdicts, the jury ruled against Mattel on its claims for ownership of Bratz-related works, for copyright infringement, and for misappropriation of trade secrets. The jury ruled for MGA on its claim of trade secret misappropriation as to 26 of its claimed trade secrets and awarded $88.5 million in damages. The jury ruled against MGA as to 88 of its claimed trade secrets. The jury found that Mattel’s misappropriation was willful and malicious. The Court will determine whether an award of exemplary damages is appropriate, which may not exceed twice the $88.5 million award of compensatory damages. Additionally, attorney’s fees may be awarded; however, the amount, if any cannot be determined at this time.

Mattel does not believe that it is probable that any of the damages awarded to MGA will be sustained based on the evidence presented at trial and, accordingly, a liability has not been accrued for this matter. Judgment has not yet been entered, and post-trial motions and appeals have not yet been filed. The Court has stated that it will address the parties’ post-trial motions, including motions for a new trial, for judgment as a matter of law, for exemplary damages, and for attorneys’ fees and costs, in May 2011.

The Court will rule separately on the parties’ claims for unfair competition under California Business & Professions Code Section 17200. In February 2011, MGA commenced litigation in the United States District Court for the Central District of California alleging that Mattel’s conduct in response to MGA’s sale of Bratz violated both the federal antitrust statute and the California Business & Professions Code, and constituted abuse of process under California law. Mattel believes these claims are without merit. Mattel has moved to dismiss these claims and intends to vigorously defend against them.

Litigation Related to Gunther-Wahl Productions, Inc.

In April 1998, Mattel was sued in the Los Angeles County Superior Court by Gunther-Wahl Productions, Inc. (“Gunther-Wahl”), a producer of animated television shows, and Candy Wahl, the wife of the principal of Gunther-Wahl (“Gunther-Wahl I”). The lawsuit alleges that Mattel breached an implied contract with Gunther-Wahl arising from a pitch of an animated television show, in that Mattel allegedly used plaintiffs’ ideas without compensating plaintiffs for the use of the ideas. Mattel denies that it used any of plaintiffs’ ideas in any Mattel product. A jury trial was held in early 2000, which resulted in a judgment in favor of Mattel on every claim. On December 5, 2002, the California Court of Appeal reversed the judgment in favor of Mattel, and remanded the matter for a new trial. During the pendency of the Gunther-Wahl I appeal, plaintiffs filed an additional lawsuit against Mattel alleging Mattel further breached the implied contract by using plaintiffs’ ideas in products released subsequent to the trial without compensating plaintiffs (“Gunther-Wahl II”). Between September 2004 and March 2008 and between December 2008 and March 2010, both Gunther-Wahl I and II were stayed as a result of a bankruptcy proceeding filed by one of the principals of Gunther-Wahl. In November 2008, while the stay was lifted, Mattel filed potentially case dispositive motions in both lawsuits. In the fourth quarter of 2010, the Court denied Mattel’s motions. During that quarter, plaintiffs also expanded the list of Mattel products which they contend wrongfully use their ideas and form the basis for their alleged damages. Plaintiffs are seeking royalty-based damages on Mattel’s entire Fairytopia line of products, as well as numerous other products. Trial was originally scheduled to begin in the first quarter of 2011, but in March 2011, the lawsuits were assigned to a new judge for purposes of trial. The new judge has not yet set a trial date. While awaiting the start of trial, the parties have engaged in settlement discussions, and believe there is a high probability that the lawsuits will settle prior to trial. The proposed settlement would include a payment from Mattel to plaintiffs in the amount of $7.5 million, which has been accrued as a contingent loss reserve at March 31, 2011. If the lawsuits are not settled, Mattel anticipates that trial will occur sometime in the third quarter of 2011.

23.    Segment Information

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

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$303,765	$259,306
Fisher-Price Brands US	172,659	183,249
American Girl Brands	72,954	70,206

Total Domestic	549,378	512,761
International	491,731	447,513

Gross sales	1,041,109	960,274
Sales adjustments	(89,253)	(80,192)

Net sales	$951,856	$880,082

Segment Income
Domestic:
Mattel Girls & Boys Brands US	$61,337	$40,854
Fisher-Price Brands US	2,262	12,292
American Girl Brands	4,138	3,000

Total Domestic	67,737	56,146
International	52,603	39,901

	120,340	96,047
Corporate and other expenses (a)	(83,582)	(50,820)

Operating income	36,758	45,227
Interest expense	18,816	13,623
Interest (income)	(3,163)	(2,452)
Other non-operating (income) expense, net	(156)	774

Income before income taxes	$21,261	$33,282

(a)	Corporate and other expense includes (i) share-based compensation expense of $11.0 million and $12.8 million for the three months ended March 31, 2011 and 2010, respectively, (ii) $7.5 million reduction to the legal settlement reserve for product liability related litigation for the three months ended March 31, 2010, (iii) $7.5 million proposed Gunther-Wahl Productions legal settlement for the three months ended March 31, 2011, and (iv) legal fees associated with MGA litigation matters.

	March 31, 2011	March 31, 2010	December 31, 2010
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$296,132	$226,109	$380,998
Fisher-Price Brands US	214,629	202,263	322,134
American Girl Brands	74,727	60,533	67,435

Total Domestic	585,488	488,905	770,567
International	692,438	546,067	779,875

	1,277,926	1,034,972	1,550,442
Corporate and other	87,893	56,547	59,502

Accounts receivable and inventories, net	$1,365,819	$1,091,519	$1,609,944

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$656,376	$573,112
Fisher-Price Brands	309,866	316,193
American Girl Brands	72,954	70,206
Other	1,913	763

Gross sales	1,041,109	960,274
Sales adjustments	(89,253)	(80,192)

Net sales	$951,856	$880,082

24.    Subsequent Events

On April 15, 2011, Mattel announced that the Board of Directors approved a second quarter dividend of $0.23 per common share. The dividend is payable on June 17, 2011 to stockholders of record on May 25, 2011.

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

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. These forward-looking statements are all based on currently available operating, financial, economic and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties detailed in Item 1A. “Risk Factors” in Mattel’s 2010 Annual Report on Form 10-K.

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

First Quarter 2011 Overview

Mattel’s results for the first quarter of 2011 include a net sales increase of 8%, as compared to the first quarter of 2010. Net sales during the first quarter of 2011 reflects growth both domestically and internationally from sales of products tied to core brands, Mattel’s new entertainment properties, and our new line, Monster High®. Additionally:

•	Gross profit, as a percentage of net sales, increased from 49.1% in the first quarter of 2010 to 49.7% in 2011, primarily due to pricing increases, partially offset by higher product costs.

•

Operating income in the first quarter of 2011 was $36.8 million, as compared to $45.2 million in 2010. The decrease in operating income is primarily due to higher litigation and legal-related costs and higher employee-related costs in other selling and administrative expenses, partially offset by higher sales and gross margins.

•

Net income in the first quarter of 2011 was $16.6 million, as compared to $24.8 million in 2010. The decrease in net income is primarily due to lower operating income and higher interest expense as a result of higher overall borrowings.

•	Mattel’s Operational Excellence 2.0 program generated gross savings of approximately $5 million during the first quarter of 2011.

Results of Operations

Consolidated Results

Net sales for the first quarter of 2011 were $951.9 million, up 8% as compared to $880.1 million in 2010, with favorable changes in currency exchange rates of 1 percentage point. Net income for the first quarter of 2011 was $16.6 million, or $0.05 per diluted share, as compared to $24.8 million, or $0.07 per diluted share, in 2010. Net income for the first quarter of 2011 was negatively impacted by higher other selling and administrative expenses and higher interest expense, partially offset by higher sales and gross margins.

The following table provides a summary of Mattel’s consolidated results for the first quarter of 2011 and 2010 (in millions, except percentage and basis point information):

	For the Three Months Ended March 31,				Year/Year Change
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$951.9	100.0%	$880.1	100.0%	8%	—

Gross profit	$473.1	49.7%	$431.9	49.1%	10%	60
Advertising and promotion expenses	101.8	10.7	94.2	10.7	8%	—
Other selling and administrative expenses	334.5	35.1	292.5	33.2	14%	190

Operating income	36.8	3.9	45.2	5.1	–19%	–120
Interest expense	18.8	2.0	13.6	1.5	38%	50
Interest (income)	(3.2)	–0.3	(2.5)	–0.3	29%	—
Other non-operating (income) expense, net	(0.1)		0.8

Income before income taxes	$21.3	2.2%	$33.3	3.8%	–36%	–160

Sales

Net sales for the first quarter of 2011 were $951.9 million, up 8% as compared to $880.1 million in 2010, with favorable changes in currency exchange rates of 1 percentage point. Gross sales within the US increased 7% in the first quarter of 2011, as compared to 2010, and accounted for 53% of consolidated gross sales in the first quarter of 2011 and 2010. Gross sales in international markets increased 10% in the first quarter of 2011, as compared to 2010, with favorable changes in currency exchange rates of 2 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 15% in the first quarter of 2011 to $656.4 million, with favorable changes in currency exchange rates of 1 percentage point. Domestic gross sales of Mattel Girls & Boys Brands increased 17% and international gross sales increased 12%, with favorable changes in currency exchange rates of 1 percentage point. Worldwide gross sales of Barbie® increased 14%, with favorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Barbie® were flat and international gross sales increased 23%, with favorable changes in currency exchange rates of 2 percentage points. Worldwide gross sales of Other Girls products increased 38%, with unfavorable changes in currency exchange rates of 1 percentage point, driven primarily by sales of Monster High™ products and higher sales of Disney Princess™ products, partially offset by lower sales of Polly Pocket® products. Worldwide gross sales of Wheels products increased 4%, with favorable changes in currency exchange rates of 1 percentage point, driven primarily by higher sales of Hot Wheels® products. Worldwide gross sales of Hot Wheels® increased 6%, with favorable changes in currency exchange rates of 1 percentage point. Worldwide gross sales of Entertainment products increased 13%, with favorable changes in currency exchange rates of 1 percentage point, driven primarily by sales of CARS™, Green Lantern®, and Toy Story® 3 products.

Worldwide gross sales of Fisher-Price Brands decreased 2% in the first quarter of 2011 to $309.9 million, with favorable changes in currency exchange rates of 1 percentage point. Domestic gross sales of Fisher-Price Brands decreased 6% and international gross sales increased 3%, with favorable changes in currency exchange rates of 1 percentage point. Worldwide gross sales of Core Fisher-Price® were flat, with favorable changes in currency exchange rates of 1 percentage point. Domestic gross sales of Core Fisher-Price® decreased 4% and international gross sales increased 5%, with favorable changes in currency exchange rates of 1 percentage point. Worldwide gross sales of Fisher-Price® Friends decreased 13%, with favorable changes in currency exchange rates of 1 percentage point, driven primarily by the discontinuation of Sesame Street® products, partially offset by higher sales of Thomas and Friends®, Dora the Explorer®, and Mickey Mouse® Clubhouse products. Domestic gross sales of Fisher-Price® Friends decreased 20% and international gross sales decreased 4%, with favorable changes in currency exchange rates of 2 percentage points.

American Girl Brands gross sales increased 4% in the first quarter of 2011 to $73.0 million, driven primarily by Kanani™, the 2011 Girl of the Year® doll, and the benefit of two new American Girl® stores in Lone Tree, Colorado, and Overland Park, Kansas, which opened in late March 2010 and September 2010, respectively.

Cost of Sales

Cost of sales as a percentage of net sales was 50.3% in the first quarter of 2011, as compared to 50.9% in 2010. Cost of sales increased by $30.5 million, or 7%, from $448.2 million in the first quarter of 2010 to $478.7 million in 2011, as compared to an 8% increase in net sales. Within cost of sales, product costs increased by $26.0 million, or 7%, from $354.1 million in the first quarter of 2010 to $380.1 million in 2011; freight and logistics expenses increased by $2.2 million, or 4%, from $58.4 million in the first quarter of 2010 to $60.6 million in 2011; and royalty expense increased by $2.3 million, or 6%, from $35.7 million in the first quarter of 2010 to $38.0 million in 2011.

Gross Profit

Gross profit as a percentage of net sales was 49.7% in the first quarter of 2011, as compared to 49.1% in 2010. The increase in gross profit as a percentage of net sales was driven primarily by pricing, partially offset by higher product costs.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 10.7% of net sales in the first quarter of 2011 and 2010.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $334.5 million, or 35.1% of net sales, in the first quarter of 2011, as compared to $292.5 million, or 33.2% of net sales, in 2010. The dollar increase is driven primarily by higher legal costs and the impact of legal settlement activity, as well as higher employee-related costs, including merit and other compensation expense.

Non-Operating Items

Interest expense increased from $13.6 million in the first quarter of 2010 to $18.8 million in 2011, driven primarily by interest expense associated with the $500.0 million of senior notes issued in September 2010. Interest income increased from $2.5 million in the first quarter of 2010 to $3.2 million in 2011, driven primarily by higher average invested cash balances, partially offset by lower average interest rates. The change in other non-operating income/expense primarily relates to foreign currency exchange gains/losses.

Provision for Income Taxes

Mattel’s provision for income taxes was $4.7 million for the three months ended March 31, 2011, as compared to $8.4 million in the three months ended March 31, 2010. Mattel recognized discrete tax expense of $0.3 million during the three months ended March 31, 2010, primarily related to reassessments of prior years’ tax exposure based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. There were no discrete tax items recognized during the three months ended March 31, 2011.

During the three months ended March 31, 2010, Mattel reached a resolution with the IRS regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s first quarter 2010 consolidated financial statements.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands.

Mattel Girls & Boys Brands US

Mattel Girls & Boys Brands US gross sales were $303.8 million in the first quarter of 2011, up $44.5 million or 17%, as compared to $259.3 million in 2010. Within this segment, gross sales of Barbie® products remained flat and gross sales of Other Girls products increased 54%, driven primarily by sales of Monster High™ products and higher sales of Disney Princess™ products. Gross sales of Wheels products increased 2%, driven primarily by higher sales of Hot Wheels® products, partially offset by lower sales of Matchbox® products. Gross sales of Entertainment products increased 29%, driven primarily by increased sales of CARS™ and WWE® Wrestling products. Cost of sales increased 12% in the first quarter of 2011, as compared to an 18% increase in net sales, primarily due to higher unit sales volume, product costs, and royalty expense. Gross margin improvement was primarily due to favorable product mix and lower freight and logistics costs, partially offset by higher product costs and royalties.

Mattel Girls & Boys Brands US segment income increased $20.4 million, or 50%, from $40.9 million in the first quarter of 2010 to $61.3 million in 2011, driven primarily by higher sales volume and higher gross margin.

Fisher-Price Brands US

Fisher-Price Brands US gross sales were $172.7 million in the first quarter of 2011, down $10.5 million or 6%, as compared to $183.2 million in 2010. Within this segment, gross sales of Core Fisher-Price® products decreased 4%. Gross sales of Fisher-Price® Friends products decreased 20%, driven primarily by the discontinued Sesame Street® license. Cost of sales decreased 2% in the first quarter of 2011, as compared to a 7% decrease in net sales, primarily due to lower unit sales volume and lower royalty expense, partially offset by higher product costs. Gross margin decreased primarily due to higher product costs and unfavorable product mix, partially offset by lower royalty expense.

Fisher-Price Brands US segment income decreased $10.0 million, from $12.3 million in the first quarter of 2010 to $2.3 million in 2011, driven primarily by lower sales volume and lower gross margin.

American Girl Brands

American Girl Brands gross sales were $73.0 million in the first quarter of 2011, up $2.8 million or 4%, as compared to $70.2 million in 2010, driven primarily by higher sales of Kanani™, the 2011 Girl of the Year® doll, and the benefit of new stores in Colorado and Kansas. Cost of sales increased 4% in the first quarter of 2011, as compared to a 4% increase in net sales, primarily due to higher unit sales volume. Gross margin for the first quarter of 2011 was flat with the first quarter of 2010.

American Girl Brands segment income increased $1.1 million, from $3.0 million in the first quarter of 2010 to $4.1 million in 2011, driven primarily by higher sales volume, partially offset by higher other selling and administrative expenses, mainly from the opening of the two new American Girl® stores.

International

The following table provides a summary of percentage changes in gross sales within the International segment for the first quarter of 2011 versus 2010:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	10	2
Europe	2	–1
Latin America	28	7
Asia Pacific	19	4
Other	10	3

International gross sales were $491.7 million in the first quarter of 2011, up $44.2 million or 10%, as compared to $447.5 million in 2010, with favorable changes in currency exchange rates of 2 percentage points. Gross sales of Mattel Girls & Boys Brands increased 12%, with favorable changes in currency exchange rates of 1 percentage point. Gross sales of Barbie® products increased 23%, with favorable changes in currency exchange rates of 2 percentage points. Gross sales of Other Girls products increased 24%, with no impact from currency exchange rates, driven primarily by the launch of Monster High™ internationally and higher sales of Disney Princess™ products. Gross sales of Wheels products increased 7%, with favorable changes in currency exchange rates of 3 percentage points. Gross sales of Entertainment products decreased 3%, with favorable changes in currency exchange rates of 1 percentage point. Gross sales of Fisher-Price Brands increased 3%, with favorable changes in currency exchange rates of 1 percentage point. Gross sales of Core Fisher-Price® products increased 5%, with favorable changes in currency exchange rates of 1 percentage point. Gross sales of Fisher-Price® Friends products decreased 4%, with favorable changes in currency exchange rates of 2 percentage points. Cost of sales increased 9% in the first quarter of 2011, as compared to a 10% increase in net sales, primarily due to higher unit sales volume and product costs. Gross margin improvement was primarily due to price increases, partially offset by higher product costs.

International segment income increased $12.7 million, or 32%, from $39.9 million in the first quarter of 2010 to $52.6 million in 2011, driven primarily by higher sales volume and higher gross margin.

Operational Excellence 2.0

The first phase of Mattel’s cost savings program, Global Cost Leadership, delivered cumulative net savings of approximately $212 million in 2009 and 2010, which equated to cumulative gross savings of $225 million. During 2011, Mattel initiated the second phase of its cost savings program, Operational Excellence 2.0, which targets additional cumulative cost savings of approximately $150 million by the end of 2012. The cost savings are expected to include a reduction of approximately $75 million in legal costs, which will lower other selling and administrative expenses, and approximately $75 million of structural cost savings executed through a handful of important initiatives, which will be reflected in gross profit, advertising and promotion expenses, and other selling and administrative expenses. The major initiatives within Mattel’s Operational Excellence 2.0 program include:

•	The creation of global brand teams and reorganization to a North America division,

•	Additional procurement initiatives designed to fully leverage Mattel’s global scale,

•	SKU efficiency, and

•	Packaging optimization.

Mattel recognized Operational Excellence 2.0 gross savings of approximately $5 million in the first quarter of 2011. While some of the positive impact will be seen in 2011, Mattel expects to realize the majority of the $150 million savings goal in 2012, given the timing of investment costs and timelines required to complete the initiatives.

Income Taxes

Mattel’s provision for income taxes was $4.7 million for the three months ended March 31, 2011, as compared to $8.4 million for the three months ended March 31, 2010. Mattel recognized discrete tax expense of $0.3 million during the three months ended March 31, 2010, primarily related to reassessments of prior years’ tax exposure based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. There were no discrete tax items recognized during the three months ended March 31, 2011.

During the three months ended March 31, 2010, Mattel reached a resolution with the IRS regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s first quarter 2010 consolidated financial statements.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, including Mattel’s commercial paper program and its $1.4 billion domestic unsecured committed revolving credit facility, and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as global economic crises and tight credit environments, an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to- earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper market and the Company’s $1.4 billion domestic unsecured committed revolving credit facility, which the Company uses for seasonal working capital requirements. As of March 31, 2011, since Mattel utilized the commercial paper market to meet its short-term borrowing needs, Mattel had available incremental borrowing resources totaling $1.4 billion under its unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and their liquidity in order to mitigate Mattel’s accounts receivable collectibility risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring or purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

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

Operating Activities

Cash flows used for operating activities were $41.8 million in the first quarter of 2011, as compared to $244.6 million in 2010. The decrease in cash flows used for operating activities was primarily due to the collection of $300 million of domestic receivables not factored in 2010, partially offset by higher working capital usage.

Investing Activities

Cash flows used for investing activities were $9.2 million in the first quarter of 2011, as compared to $35.0 million in 2010. The decrease in cash flows used for investing activities was primarily due to higher net proceeds received relating to settled foreign currency forward exchange contracts, partially offset by higher purchases of tools, dies, and molds and other property, plant, and equipment.

Financing Activities

Cash flows used for financing activities were $186.3 million in the first quarter of 2011, as compared to $33.8 million provided by financing activities in 2010. The increase in cash flows used for financing activities was primarily due to share repurchases and dividend payments made during the three months ended March 31, 2011.

Seasonal Financing

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group that is used as a back-up facility to Mattel’s commercial paper program, which is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The revolving credit facility was amended and restated on March 8, 2011 to, among other things, (i) extend the maturity date of the credit facility to March 8, 2015, (ii) increase aggregate commitments under the credit facility to $1.4 billion, with an “accordion feature,” which allows Mattel to increase the aggregate availability under the credit facility to $1.6 billion under certain circumstances, (iii) decrease the applicable interest rate margins to a range of 0.25% to 1.50% above the applicable base rate for base rate loans, and 1.25% to 2.50% above the applicable London Interbank Borrowing Rate for Eurodollar rate loans, in each case depending on Mattel’s senior unsecured long-term debt rating, and (iv) decrease commitment fees to a range of 0.15% to 0.40% of the unused commitments under the credit facility. In connection with the execution of the amendment of the domestic unsecured revolving credit facility, Mattel terminated its $300.0 million domestic receivables sales facility, which was a sub-facility of the domestic unsecured committed revolving credit facility.

Mattel is required to meet financial covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the first quarter of 2011. As of March 31, 2011, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.1 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 15.3 to 1 (compared to a minimum required of 3.50 to 1).

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

In April 2011, a major credit rating agency changed Mattel’s long-term credit rating from BBB to BBB+, and maintained its short-term credit rating of A-2 and outlook at stable. In May 2010, another major credit rating agency changed Mattel’s long-term credit rating from BBB to BBB+ and its outlook from stable to positive.

Mattel believes its cash on hand, amounts available under its domestic unsecured committed revolving credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2011.

Financial Position

Mattel’s cash and equivalents decreased by $231.8 million to $1.0 billion at March 31, 2011, as compared to December 31, 2010. The decrease was driven primarily by the timing and amount of accounts payable and accrued liabilities payments, seasonal increases in inventory, $100.1 million of share repurchases, and $80.1 million of first quarter dividend payments. The decrease was partially offset by the collection of $300 million of domestic receivables not factored in 2010 and proceeds received from the exercise of stock options.

Accounts payable and accrued liabilities decreased by $277.0 million to $771.5 million at March 31, 2011, as compared to December 31, 2010. The decrease was driven primarily by the timing and amount of payments for various liabilities, including incentive compensation, advertising obligations, and royalties.

The current portion of long-term debt totaled $250.0 million at March 31, 2011 and December 31, 2010.

A summary of Mattel’s capitalization is as follows:

	March 31, 2011		March 31, 2010		December 31, 2010
	(In millions, except percentage information)
Medium-term notes	$100.0	2%	$150.0	4%	$100.0	2%
2006 Senior Notes	—	—	200.0	5	—	—
2008 Senior Notes	350.0	9	350.0	9	350.0	9
2010 Senior Notes	500.0	13	—	—	500.0	12

Total noncurrent long-term debt	950.0	24	700.0	18	950.0	23
Other noncurrent liabilities	474.5	12	484.3	13	488.9	12
Stockholders’ equity	2,517.4	64	2,595.6	69	2,628.6	65

	$3,941.9	100%	$3,779.9	100%	$4,067.5	100%

Total noncurrent long-term debt totaled $950.0 million at March 31, 2011 and December 31, 2010. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed.

Other noncurrent liabilities decreased $14.4 million at March 31, 2011, as compared to December 31, 2010, due primarily to reductions in long-term defined benefit pension plan obligations as a result of contributions made to the plans.

Stockholders’ equity of $2.52 billion decreased $78.2 million from March 31, 2010, primarily as a result of share repurchases and Mattel’s first quarter dividend payment, partially offset by the impact of foreign currency translation adjustments and net income.

Mattel’s debt-to-total-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 22.4% at March 31, 2010 to 32.3% at March 31, 2011 due primarily to the $500.0 million issuance of senior notes in September 2010. Mattel’s objective is to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2010, and did not change during the first three months of 2011.

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

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$303,765	$259,306
Fisher-Price Brands US	172,659	183,249
American Girl Brands	72,954	70,206

Total Domestic	549,378	512,761
International	491,731	447,513

Gross sales	1,041,109	960,274
Sales adjustments	(89,253)	(80,192)

Net sales	$951,856	$880,082

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures for the first quarter of 2011 were related to its net investment in entities having functional currencies denominated in the Euro, Mexican peso, Brazilian real, and British pound sterling.

There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the US dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.5% and its full year earnings per share by approximately $0.01 to $0.02.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended March 31, 2011.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The content of Note 22, “Contingencies” to the Consolidated Financial Statements of Mattel in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in Mattel’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the first quarter of 2011, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the first quarter of 2011:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—31
Repurchase program (1)	—	$—	—	$463,621,007
Employee transactions (2)	855	23.52	N/A	N/A
February 1—28
Repurchase program (1)	1,984,687	25.27	1,984,687	413,477,752
Employee transactions (2)	803,267	25.71	N/A	N/A
March 1—31
Repurchase program (1)	1,982,200	25.22	1,982,200	363,479,090
Employee transactions (2)	54,183	25.19	N/A	N/A

Total
Repurchase program (1)	3,966,887	$25.24	3,966,887	363,479,090
Employee transactions (2)	858,305	25.67	N/A	N/A

(1)	Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

10.1*	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan for Certain Executive Officers with Employment Agreements and Certain Executive Officers Participating in the Mattel, Inc. Executive Severance Plan

10.2*	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated April 27, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated April 27, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated April 27, 2011 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

By:	/s/ H. Scott Topham
H. Scott Topham
Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: April 27, 2011