Form 10-Q
period 2011-06-30
MATTEL INC /DE/
filed 2011-07-20
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of July 14, 2011:

342,890,365 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2010	December 31, 2010
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$418,476	$544,869	$1,281,123
Accounts receivable, net	1,012,000	805,076	1,146,106
Inventories	783,533	597,614	463,838
Prepaid expenses and other current assets	317,093	330,444	335,543

Total current assets	2,531,102	2,278,003	3,226,610

Noncurrent Assets
Property, plant, and equipment, net	513,792	486,026	484,705
Goodwill	828,525	817,618	824,007
Other noncurrent assets	924,279	894,078	882,411

Total Assets	$4,797,698	$4,475,725	$5,417,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$10,000	$250,000	$250,000
Accounts payable	371,862	340,772	406,270
Accrued liabilities	499,190	421,877	642,211
Income taxes payable	17,513	15,088	51,801

Total current liabilities	898,565	1,027,737	1,350,282

Noncurrent Liabilities
Long-term debt	950,000	460,000	950,000
Other noncurrent liabilities	482,248	481,013	488,867

Total noncurrent liabilities	1,432,248	941,013	1,438,867

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,686,716	1,694,233	1,706,461
Treasury stock at cost; 97.1 million shares, 81.3 million shares, and 92.3 million shares, respectively	(2,028,757)	(1,596,532)	(1,880,692)
Retained earnings	2,655,469	2,416,084	2,720,645
Accumulated other comprehensive loss	(287,912)	(448,179)	(359,199)

Total stockholders’ equity	2,466,885	2,506,975	2,628,584

Total Liabilities and Stockholders’ Equity	$4,797,698	$4,475,725	$5,417,733

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,161,667	$1,018,503	$2,113,523	$1,898,585
Cost of sales	605,426	528,887	1,084,135	977,117

Gross Profit	556,241	489,616	1,029,388	921,468
Advertising and promotion expenses	116,167	101,850	218,016	196,019
Other selling and administrative expenses	330,807	318,330	665,347	610,786

Operating Income	109,267	69,436	146,025	114,663
Interest expense	17,642	13,444	36,458	27,067
Interest (income)	(2,451)	(2,782)	(5,614)	(5,234)
Other non-operating (income), net	(812)	(3,303)	(968)	(2,529)

Income Before Income Taxes	94,888	62,077	116,149	95,359
Provision for income taxes	14,359	10,502	19,013	18,942

Net Income	$80,529	$51,575	$97,136	$76,417

Net Income Per Common Share—Basic	$0.23	$0.14	$0.27	$0.21

Weighted average number of common shares	347,133	362,819	348,094	363,065

Net Income Per Common Share—Diluted	$0.23	$0.14	$0.27	$0.21

Weighted average number of common and potential common shares	350,944	365,851	351,744	366,144

Dividends Declared Per Common Share	$0.23	$—	$0.46	$—

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$97,136	$76,417
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	71,918	74,747
Amortization	7,337	7,783
Deferred income taxes	(38,752)	(9,326)
Share-based compensation	19,870	25,410
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	158,941	(86,602)
Inventories	(298,794)	(266,763)
Prepaid expenses and other current assets	29,118	22,154
Accounts payable, accrued liabilities, and income taxes payable	(206,022)	(255,933)
Other, net	(67,530)	40,031

Net cash flows used for operating activities	(226,778)	(372,082)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(54,830)	(39,612)
Purchases of other property, plant, and equipment	(47,588)	(17,932)
Proceeds from sale of other property, plant, and equipment	489	645
Proceeds from (payments for) foreign currency forward exchange contracts	57,576	(40,411)

Net cash flows used for investing activities	(44,353)	(97,310)

Cash Flows From Financing Activities:
Payments of short-term borrowings	—	(1,950)
Payment of credit facility renewal costs	(6,917)	—
Payment of long-term borrowings	(240,000)	(40,000)
Share repurchases	(251,865)	(111,199)
Payment of dividends on common stock	(159,906)	—
Proceeds from exercise of stock options	67,400	44,291
Other, net	(9,465)	9,712

Net cash flows used for financing activities	(600,753)	(99,146)

Effect of Currency Exchange Rate Changes on Cash	9,237	(3,590)

Decrease in Cash and Equivalents	(862,647)	(572,128)
Cash and Equivalents at Beginning of Period	1,281,123	1,116,997

Cash and Equivalents at End of Period	$418,476	$544,869

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

The year-end balance sheet data was derived from audited financial statements, however, the accompanying interim notes to the consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2010 Annual Report on Form 10-K.

2.     Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts of $20.5 million, $19.7 million, and $21.8 million as of June 30, 2011, June 30, 2010, and December 31, 2010, respectively.

3.     Inventories

Inventories include the following:

	June 30, 2011	June 30, 2010	December 31, 2010
	(In thousands)
Raw materials and work in process	$121,760	$95,761	$68,095
Finished goods	661,773	501,853	395,743

	$783,533	$597,614	$463,838

4.     Property, Plant, and Equipment

Property, plant, and equipment, net includes the following:

	June 30, 2011	June 30, 2010	December 31, 2010
	(In thousands)
Land	$26,767	$26,706	$26,796
Buildings	259,877	244,544	249,542
Machinery and equipment	836,527	780,367	809,723
Tools, dies, and molds	618,579	590,089	589,156
Capital leases	23,271	23,271	23,271
Leasehold improvements	192,820	180,503	177,141

	1,957,841	1,845,480	1,875,629
Less: accumulated depreciation	(1,444,049)	(1,359,454)	(1,390,924)

	$513,792	$486,026	$484,705

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

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2011 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact for the US reporting units.

	December 31, 2010	Impact of Currency Exchange Rate Changes	June 30, 2011
	(In thousands)
Mattel Girls Brands US	$31,071	$799	$31,870
Mattel Boys Brands US	130,658	63	130,721
Fisher-Price Brands US	215,879	157	216,036
American Girl Brands	207,571	—	207,571
International	238,828	3,499	242,327

	$824,007	$4,518	$828,525

6.     Other Noncurrent Assets

Other noncurrent assets include the following:

	June 30, 2011	June 30, 2010	December 31, 2010
	(In thousands)
Deferred income taxes	$512,566	$490,597	$477,320
Nonamortizable identifiable intangibles	122,223	122,223	122,223
Identifiable intangibles (net of amortization of $51.2 million, $74.6 million, and $64.2 million, respectively)	86,811	88,446	91,359
Other	202,679	192,812	191,509

	$924,279	$894,078	$882,411

7.     Accrued Liabilities

Accrued liabilities include the following:

	June 30, 2011	June 30, 2010	December 31, 2010
	(In thousands)
Royalties	$71,160	$59,359	$95,785
Advertising and promotion	38,463	31,162	59,586
Derivatives payable	30,770	13,020	11,082
Taxes other than income taxes	28,409	37,454	68,686
Other	330,388	280,882	407,072

	$499,190	$421,877	$642,211

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

Following the announcement of the 2007 Product Recalls, a number of lawsuits were filed against Mattel with respect to the recalled products, which are more fully described in Note 14 to the Consolidated Financial Statements in Mattel’s 2010 Annual Report on Form 10-K. During the three and six months ended June 30, 2010, Mattel reduced its estimate of these settlement costs, which had the effect of reducing other selling and administrative expenses by $1.2 million and $8.7 million, respectively, primarily based on actual experience under the settlement program. During the three and six months ended June 30, 2011, there were no changes to Mattel’s 2007 Product Recalls reserve estimates.

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

Mattel is required to meet financial covenants at the end of each quarter and fiscal year, using the formulae specified in the credit facility agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the six months ended June 30, 2011.

10.   Long-term Debt

Long-term debt includes the following:

	June 30, 2011	June 30, 2010	December 31, 2010
	(In thousands)
Medium-term notes due October 2011 to November 2013	$110,000	$160,000	$150,000
2006 Senior Notes	—	200,000	200,000
2008 Senior Notes due March 2013	350,000	350,000	350,000
2010 Senior Notes due October 2020 and October 2040	500,000	—	500,000

	960,000	710,000	1,200,000
Less: current portion	(10,000)	(250,000)	(250,000)

Total long-term debt	$950,000	$460,000	$950,000

In September 2010, Mattel issued $250.0 million of unsecured 4.35% senior notes (“4.35% Senior Notes”) due October 1, 2020 and $250.0 million of unsecured 6.20% senior notes (“6.20% Senior Notes”) due October 1, 2040 (collectively, “2010 Senior Notes”). Interest on the 2010 Senior Notes is payable semi-annually April 1 and October 1 of each year. Mattel may redeem all or part of the 2010 Senior Notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 25 basis points in respect of the 4.35% Senior Notes and 40 basis points in respect of the 6.20% Senior Notes.

In June 2011, Mattel repaid the remaining $200.0 million of its 2006 Senior Notes in connection with its scheduled maturities. In June 2011 and October 2010, Mattel repaid $40.0 million and $10.0 million, respectively, of its Medium-term notes in connection with their scheduled maturities.

11.   Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	June 30, 2011	June 30, 2010	December 31, 2010
	(In thousands)
Benefit plan liabilities	$224,346	$248,262	$257,195
Noncurrent tax liabilities	113,351	108,237	113,526
Other	144,551	124,514	118,146

	$482,248	$481,013	$488,867

12.   Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Net income	$80,529	$51,575	$97,136	$76,417
Currency translation adjustments	35,236	(77,566)	88,414	(106,642)
Defined benefit pension plans net prior service cost and net actuarial loss	2,533	2,244	5,066	4,585
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(8,604)	15,999	(22,957)	27,738
Reclassification adjustment for realized losses included in net income	1,504	2,916	764	5,674

	(7,100)	18,915	(22,193)	33,412

	$111,198	$(4,832)	$168,423	$7,772

The components of accumulated other comprehensive loss are as follows:

	June 30, 2011	June 30, 2010	December 31, 2010
	(In thousands)
Currency translation adjustments	$(133,344)	$(329,283)	$(221,758)
Defined benefit pension and other postretirement plans, net of tax	(129,248)	(137,432)	(134,314)
Net unrealized (loss) gain on derivative instruments, net of tax	(25,320)	18,536	(3,127)

	$(287,912)	$(448,179)	$(359,199)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. For the six months ended June 30, 2011, currency translation adjustments resulted in a net gain of $88.4 million, with gains primarily from the strengthening of the Euro, Brazilian real, Mexican peso, and British pound sterling against the US dollar. For the six months ended June 30, 2010, currency translation adjustments resulted in a net loss of $106.6 million, with losses primarily from the weakening of the Euro, British pound sterling, Brazilian real, and Chilean peso against the US dollar, partially offset from the strengthening of the Mexican peso against the US dollar.

13.   Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of June 30, 2011, June 30, 2010, and December 31, 2010, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.4 billion, $1.1 billion, and $1.1 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		June 30, 2011	June 30, 2010	December 31, 2010
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$7,833	$30,802	$8,200
Foreign currency forward exchange contracts	Other noncurrent assets	1,101	911	579

Total derivatives designated as hedging instruments		$8,934	$31,713	$8,779

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$6,529	$—	$8,799

Total		$15,463	$31,713	$17,578

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		June 30, 2011	June 30, 2010	December 31, 2010
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$30,770	$5,132	$11,082
Foreign currency forward exchange contracts	Other noncurrent liabilities	1,209	27	101

Total derivatives designated as hedging instruments		$31,979	$5,159	$11,183

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$—	$7,888	$—

Total		$31,979	$13,047	$11,183

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended June 30, 2011		For the Three Months Ended June 30, 2010		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(8,604)	$(1,504)	$15,999	$(2,916)	Cost of sales

	For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(22,957)	$(764)	$27,738	$(5,674)	Cost of sales

The net loss of $1.5 million and $0.8 million reclassified from accumulated OCI to the statements of operations for the three and six months ended June 30, 2011, respectively, and the net loss of $2.9 million and $5.7 million reclassified from accumulated OCI to the statements of operations for the three and six months ended June 30, 2010, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$23,388	$(40,072)	Non-operating income/expense
Foreign currency forward exchange contracts	1,036	316	Cost of sales

Total	$24,424	$(39,756)

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$52,570	$(52,469)	Non-operating income/expense
Foreign currency forward exchange contracts	2,736	1,948	Cost of sales

Total	$55,306	$(50,521)

The net gain of $24.4 million and $55.3 million recognized in the statements of operations for the three and six months ended June 30, 2011, respectively, and the net loss of $39.8 million and $50.5 million recognized in the statements of operations for the three and six months ended June 30, 2010, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities include the following:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$15,463	$—	$15,463
Auction rate securities (b)	—	—	21,000	21,000

Total assets	$—	$15,463	$21,000	$36,463

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$31,979	$—	$31,979

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$31,713	$—	$31,713

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$13,047	$—	$13,047

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$17,578	$—	$17,578
Auction rate securities (b)	—	—	21,000	21,000

Total assets	$—	$17,578	$21,000	$38,578

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$11,183	$—	$11,183

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)	The fair value of the auction rate securities is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, and (iii) illiquidity considerations.

During 2010, Mattel adopted Accounting Standard Update (“ASU”) 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives, and elected the fair value option under this standard, which resulted in an $8.7 million, net of tax, adjustment to beginning retained earnings relating to auction rate securities that contain embedded credit derivatives, that were previously reported at amortized cost.

The following table presents information about Mattel’s assets measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2010	$21,000
Unrealized change in fair value	—

Balance at June 30, 2011	$21,000

15.   Fair Value of Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $997.3 million (compared to a carrying amount of $960.0 million) as of June 30, 2011, $753.8 million (compared to a carrying amount of $710.0 million) as of June 30, 2010, and $1.23 billion (compared to a carrying amount of $1.20 billion) as of December 31, 2010. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments.

The fair value related disclosures for Mattel’s derivative financial instruments are included in Note 13, “Derivative Instruments”, and Note 14, “Fair Value Measurements”. The fair value related disclosures for Mattel’s other investments are included in Note 14, “Fair Value Measurements”.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands, except per share amounts)
Basic:
Net income	$80,529	$51,575	$97,136	$76,417
Less net income allocable to participating RSUs (a)	(1,190)	(602)	(1,419)	(900)

Net income available for basic common shares	$79,339	$50,973	$95,717	$75,517

Weighted average common shares outstanding	347,133	362,819	348,094	363,065

Basic net income per common share	$0.23	$0.14	$0.27	$0.21

Diluted:
Net income	$80,529	$51,575	$97,136	$76,417
Less net income allocable to participating RSUs (a)	(1,190)	(597)	(1,427)	(892)

Net income available for diluted common shares	$79,339	$50,978	$95,709	$75,525

Weighted average common shares outstanding	347,133	362,819	348,094	363,065
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	3,811	3,032	3,650	3,079

Weighted average number of common and potential common shares	350,944	365,851	351,744	366,144

Diluted net income per common share	$0.23	$0.14	$0.27	$0.21

(a)	During the three and six months ended June 30, 2011 and 2010, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 0.1 million and 1.7 million shares were excluded from the calculation of diluted net income per common share for the three months ended June 30, 2011 and 2010, respectively, because they were antidilutive. Nonqualified stock options and non-participating RSUs totaling 0.1 million and 1.8 million shares were excluded from the calculation of diluted net income per common share for the six months ended June 30, 2011 and 2010, respectively, because they were antidilutive.

17.   Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 6 to the Consolidated Financial Statements in its 2010 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Service cost	$2,992	$2,715	$6,205	$6,032
Interest cost	7,324	7,862	14,653	16,017
Expected return on plan assets	(6,300)	(7,213)	(12,602)	(14,452)
Amortization of prior service cost	496	439	957	877
Recognized actuarial loss	3,632	4,254	7,268	7,922

	$8,144	$8,057	$16,481	$16,396

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Service cost	$20	$22	$40	$44
Interest cost	438	627	875	1,254
Recognized actuarial loss	35	149	71	298

	$493	$798	$986	$1,596

During the six months ended June 30, 2011, Mattel made cash contributions totaling approximately $32 million and $2 million to its defined benefit pension and postretirement benefit plans, respectively.

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

Compensation expense, included within other selling and administrative expenses, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Stock option compensation expense	$2,118	$1,887	$5,207	$4,571
RSU compensation expense	6,780	10,694	14,663	20,839

	$8,898	$12,581	$19,870	$25,410

As of June 30, 2011, total unrecognized compensation cost related to unvested share-based payments totaled $54.5 million and is expected to be recognized over a weighted-average period of 2.0 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the six months ended June 30, 2011 and 2010 was $67.4 million and $44.3 million, respectively.

19.   Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Design and development	$45,105	$42,917	$88,251	$84,312
Identifiable intangible asset amortization	2,383	2,549	4,550	5,101

20.   Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in non-operating income, net in the consolidated statements of operations. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, and Mexican peso are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction gains included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Operating income	$7,504	$6,369	$19,059	$16,234
Other non-operating income, net	337	3,502	362	1,470

Net transaction gains	$7,841	$9,871	$19,421	$17,704

21.   Income Taxes

Mattel’s provision for income taxes was $19.0 million for the six months ended June 30, 2011, as compared to $18.9 million for the six months ended June 30, 2010. Mattel recognized discrete tax benefits of $6.4 million during the three and six months ended June 30, 2011, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Mattel recognized discrete tax benefits of $4.6 million and $4.3 million during the three and six months ended June 30, 2010, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

During the six months ended June 30, 2010, Mattel reached a resolution with the Internal Revenue Service regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s consolidated financial statement for the six months ended June 30, 2010.

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

The jury reached verdicts on the remaining claims in April 2011. In those verdicts, the jury ruled against Mattel on its claims for ownership of Bratz-related works, for copyright infringement, and for misappropriation of trade secrets. The jury ruled for MGA on its claim of trade secret misappropriation as to 26 of its claimed trade secrets and awarded $88.5 million in damages. The jury ruled against MGA as to 88 of its claimed trade secrets. The jury found that Mattel’s misappropriation was willful and malicious. The Court will determine whether an award of exemplary damages is appropriate, which may not exceed twice the $88.5 million award of compensatory damages. Additionally, attorney’s fees and costs may be awarded. MGA has sought approximately $172.8 million in attorney’s fees and costs; the amount, if any, that the Court will award cannot be determined at this time.

Mattel does not believe that it is probable that any of the damages awarded to MGA will be sustained based on the evidence presented at trial and, accordingly, a liability has not been accrued for this matter. Judgment has not yet been entered, post-trial motions have not yet been ruled upon, and appeals have not yet been filed. Mattel has filed a motion for judgment as a matter of law on MGA’s claim for misappropriation of trade secrets, which is pending.

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

Litigation Related to Gunther-Wahl Productions, Inc.

In April 1998, Mattel was sued in the Los Angeles County Superior Court by Gunther-Wahl Productions, Inc. (“Gunther-Wahl”), a producer of animated television shows, and Candy Wahl, the wife of the principal of Gunther-Wahl (“Gunther-Wahl I”). The lawsuit alleges that Mattel breached an implied contract with Gunther-Wahl arising from a pitch of an animated television show, in that Mattel allegedly used plaintiffs’ ideas without compensating plaintiffs for the use of the ideas. Mattel denies that it used any of plaintiffs’ ideas in any Mattel product. A jury trial was held in early 2000, which resulted in a judgment in favor of Mattel on every claim. On

December 5, 2002, the California Court of Appeal reversed the judgment in favor of Mattel, and remanded the matter for a new trial. During the pendency of the Gunther-Wahl I appeal, plaintiffs filed an additional lawsuit against Mattel alleging Mattel further breached the implied contract by using plaintiffs’ ideas in products released subsequent to the trial without compensating plaintiffs (“Gunther-Wahl II”). Between September 2004 and March 2008 and between December 2008 and March 2010, both Gunther-Wahl I and II were stayed as a result of a bankruptcy proceeding filed by one of the principals of Gunther-Wahl. In November 2008, while the stay was lifted, Mattel filed potentially case dispositive motions in both lawsuits. In the fourth quarter of 2010, the Court denied Mattel’s motions. During that quarter, plaintiffs also expanded the list of Mattel products which they contend wrongfully use their ideas and form the basis for their alleged damages. Plaintiffs are seeking royalty-based damages on Mattel’s entire Fairytopia line of products, as well as numerous other products. Trial was originally scheduled to begin in the first quarter of 2011, but in March 2011, the lawsuits were assigned to a new judge for purposes of trial. While awaiting the start of trial, the parties reached an agreement to settle that includes a payment from Mattel to plaintiffs in the amount of $7.5 million, which was accrued as a contingent loss reserve at March 31, 2011 and continues to be accrued at June 30, 2011. The settlement has been approved by the bankruptcy court and is final. Mattel must make the settlement payment in July 2011 and the actions will be dismissed with prejudice in the third quarter of 2011.

23.   Segment Information

Description of Segments

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. Mattel’s domestic operating segments include:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics®, and Monster High® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, Battle Force 5®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS®, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, and Batman® products, and games and puzzles (collectively “Entertainment”).

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

Segment Data

The following tables present information about revenues, income, and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income based on the adjustments recorded in the financial accounting systems. Segment income represents each segment’s operating income. The corporate and other category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency rates on intercompany transactions.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$323,062	$289,733	$626,827	$549,039
Fisher-Price Brands US	224,129	223,853	396,788	407,102
American Girl Brands	66,438	58,880	139,392	129,086

Total Domestic	613,629	572,466	1,163,007	1,085,227
International	650,527	529,579	1,142,258	977,092

Gross sales	1,264,156	1,102,045	2,305,265	2,062,319
Sales adjustments	(102,489)	(83,542)	(191,742)	(163,734)

Net sales	$1,161,667	$1,018,503	$2,113,523	$1,898,585

Segment Income (Loss)
Domestic:
Mattel Girls & Boys Brands US	$63,165	$55,696	$124,502	$96,550
Fisher-Price Brands US	14,918	20,732	17,180	33,024
American Girl Brands	(1,638)	(3,249)	2,500	(249)

Total Domestic	76,445	73,179	144,182	129,325
International	98,985	67,372	151,588	107,273

	175,430	140,551	295,770	236,598
Corporate and other expense (a)	(66,163)	(71,115)	(149,745)	(121,935)

Operating income	109,267	69,436	146,025	114,663
Interest expense	17,642	13,444	36,458	27,067
Interest (income)	(2,451)	(2,782)	(5,614)	(5,234)
Other non-operating (income), net	(812)	(3,303)	(968)	(2,529)

Income before income taxes	$94,888	$62,077	$116,149	$95,359

(a)	Corporate and other expense includes (i) share-based compensation expense of $8.9 million and $19.9 million for the three and six months ended June 30, 2011, respectively, and $12.6 million and $25.4 million for the three and six months ended June 30, 2010, respectively, (ii) severance expense of $8.6 million and $10.5 million for the three and six months ended June 30, 2011, respectively, and $8.7 million and $11.0 million for the three and six months ended June 30, 2010, respectively, (iii) reduction to the legal settlement reserve for product liability-related litigation of $1.2 million and $8.7 million for the three and six months ended June 30, 2010, respectively, (iv) $7.5 million Gunther-Wahl Productions legal settlement for the six months ended June 30, 2011, and (v) legal fees associated with MGA litigation matters.

	June 30, 2011	June 30, 2010	December 31, 2010
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$329,588	$288,601	$380,998
Fisher-Price Brands US	275,469	260,428	322,134
American Girl Brands	89,380	70,115	67,435

Total Domestic	694,437	619,144	770,567
International	965,517	691,459	779,875

	1,659,954	1,310,603	1,550,442
Corporate and other	135,579	92,087	59,502

Accounts receivable and inventories, net	$1,795,533	$1,402,690	$1,609,944

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$795,625	$653,159	$1,452,001	$1,226,271
Fisher-Price Brands	399,955	385,167	709,821	701,360
American Girl Brands	66,438	58,880	139,392	129,086
Other	2,138	4,839	4,051	5,602

Gross sales	1,264,156	1,102,045	2,305,265	2,062,319
Sales adjustments	(102,489)	(83,542)	(191,742)	(163,734)

Net sales	$1,161,667	$1,018,503	$2,113,523	$1,898,585

24.   New Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for Mattel beginning after December 15, 2011. Mattel does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for Mattel beginning after December 15, 2011. Mattel does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

25.   Subsequent Events

On July 15, 2011, Mattel announced that the Board of Directors approved a third quarter dividend of $0.23 per common share. The dividend is payable on September 23, 2011 to stockholders of record on August 31, 2011.

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

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics®, and Monster High® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, Battle Force 5®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS®, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, and Batman® products, and games and puzzles (collectively “Entertainment”).

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

Second Quarter 2011 Overview

Mattel’s results for the second quarter of 2011 include a net sales increase of 14%, as compared to the second quarter of 2010. Net sales during the second quarter of 2011 reflects growth both domestically and internationally from sales of products tied to core brands and new entertainment properties. Additionally:

•

Gross profit, as a percentage of net sales, decreased from 48.1% in the second quarter of 2010 to 47.9% in 2011, primarily due to higher product costs and higher royalty expense, partially offset by price increases.

•

Operating income in the second quarter of 2011 was $109.3 million, as compared to $69.4 million in 2010. The increase in operating income is primarily due to higher net sales and gross profit, partially offset by higher advertising and promotion expenses and higher other selling and administrative expenses.

•

Net income in the second quarter of 2011 was $80.5 million, as compared to $51.6 million in 2010. The increase in net income is primarily due to higher operating income, partially offset by higher interest expense associated with the $500.0 million of senior notes issued in September 2010.

•	Mattel’s Operational Excellence 2.0 program generated gross savings of approximately $9 million during the second quarter of 2011.

Results of Operations—Second Quarter

Consolidated Results

Net sales for the second quarter of 2011 were $1.16 billion, up 14% as compared to $1.02 billion in 2010, with favorable changes in currency exchange rates of 5 percentage points. Net income for the second quarter of 2011 was $80.5 million, or $0.23 per diluted share, as compared to $51.6 million, or $0.14 per diluted share, in 2010. Net income for the second quarter of 2011 was positively impacted by higher net sales and gross profit, partially offset by higher advertising and promotion expenses and higher other selling and administrative expenses.

The following table provides a summary of Mattel’s consolidated results for the second quarter of 2011 and 2010 (in millions, except percentage and basis point information):

	For the Three Months Ended June 30,				Year/Year Change
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,161.7	100.0%	$1,018.5	100.0%	14%	—

Gross profit	$556.2	47.9%	$489.6	48.1%	14%	–20
Advertising and promotion expenses	116.2	10.0	101.9	10.0	14%	—
Other selling and administrative expenses	330.7	28.5	318.3	31.3	4%	–280

Operating income	109.3	9.4	69.4	6.8	57%	260
Interest expense	17.6	1.5	13.4	1.3	31%	20
Interest (income)	(2.5)	–0.2	(2.8)	–0.3	–12%	10
Other non-operating (income), net	(0.7)		(3.3)

Income before income taxes	$94.9	8.2%	$62.1	6.1%	53%	210

Sales

Net sales for the second quarter of 2011 were $1.16 billion, up 14% as compared to $1.02 billion in 2010, with favorable changes in currency exchange rates of 5 percentage points. Gross sales within the US increased 7% in the second quarter of 2011, as compared to 2010, and accounted for 49% of consolidated gross sales in the second quarter of 2011, as compared to 52% of consolidated gross sales in 2010. Gross sales in international markets increased 23% in the second quarter of 2011, as compared to 2010, with favorable changes in currency exchange rates of 11 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 22% in the second quarter of 2011 to $795.6 million, with favorable changes in currency exchange rates of 7 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 12% and international gross sales increased 30%, with favorable changes in currency exchange rates of 12 percentage points. Worldwide gross sales of Barbie® increased 12%, with favorable changes in currency exchange rates of 6 percentage points. Domestic gross sales of Barbie® were flat and international gross sales increased 20%, with favorable changes in currency exchange rates of 10 percentage points. Worldwide gross sales of Other Girls products increased 29%, with favorable changes in currency exchange rates of 7 percentage points, driven primarily by sales of Monster High™ products and higher sales of Disney Princess™ products, partially offset by lower sales of Polly Pocket® products. Worldwide gross sales of Wheels products decreased 2%, with favorable changes in currency exchange rates of 5 percentage points, driven primarily by lower sales of Hot Wheels® products domestically. Worldwide gross sales of Hot Wheels® decreased 2%, with favorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Entertainment products increased 41%, with favorable changes in currency exchange rates of 8 percentage points, driven primarily by sales of CARS® and Green Lantern® products, partially offset by lower sales of Toy Story® 3 products.

Worldwide gross sales of Fisher-Price Brands increased 4% in the second quarter of 2011 to $400.0 million, with favorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Fisher-Price Brands were flat and international gross sales increased 9%, with favorable changes in currency exchange rates of 8 percentage points. Worldwide gross sales of Core Fisher-Price® increased 9%, with favorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Core Fisher-Price® increased 9% and international gross sales increased 9%, with favorable changes in currency exchange rates of 8 percentage points. Worldwide gross sales of Fisher-Price® Friends decreased 11%, with favorable changes in currency exchange rates of 4 percentage points, driven primarily by the discontinuation of the Sesame Street® license, partially offset by higher sales of Thomas and Friends® products internationally. Domestic gross sales of Fisher-Price® Friends decreased 27% and international gross sales increased 10%, with favorable changes in currency exchange rates of 8 percentage points.

American Girl Brands gross sales increased 13% in the second quarter of 2011 to $66.4 million, driven primarily by Kanani™, the 2011 Girl of the Year® doll, and the new American Girl® stores in Overland Park, Kansas and McLean, Virginia, which opened in September 2010 and June 2011, respectively.

Cost of Sales

Cost of sales as a percentage of net sales was 52.1% in the second quarter of 2011, as compared to 51.9% in 2010. Cost of sales increased by $76.5 million, or 14%, from $528.9 million in the second quarter of 2010 to $605.4 million in 2011, as compared to a 14% increase in net sales. Within cost of sales, product costs increased by $56.1 million, or 13%, from $420.7 million in the second quarter of 2010 to $476.8 million in 2011; royalty expense increased by $15.2 million, or 30%, from $50.4 million in the second quarter of 2010 to $65.6 million in 2011; and freight and logistics expenses increased by $5.2 million, or 9%, from $57.8 million in the second quarter of 2010 to $63.0 million in 2011.

Gross Profit

Gross profit as a percentage of net sales was 47.9% in the second quarter of 2011, as compared to 48.1% in 2010. The decrease in gross profit as a percentage of net sales was driven primarily by higher product costs and higher royalty expense, partially offset by price increases.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 10.0% of net sales in the second quarter of 2011 and 2010.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $330.8 million, or 28.5% of net sales, in the second quarter of 2011, as compared to $318.3 million, or 31.3% of net sales, in 2010. The dollar increase is driven primarily by the impact of foreign currency exchange and investments in strategic initiatives, partially offset by savings from Mattel’s Operational Excellence 2.0 program and lower legal-related costs.

Non-Operating Items

Interest expense increased from $13.4 million in the second quarter of 2010 to $17.6 million in 2011, driven primarily by interest expense associated with the $500.0 million of senior notes issued in September 2010. Interest income decreased from $2.8 million in the second quarter of 2010 to $2.5 million in 2011, driven primarily by lower average interest rates, partially offset by higher average invested cash balances. The change in other non-operating income primarily relates to foreign currency exchange gains/losses.

Provision for Income Taxes

Mattel’s provision for income taxes was $14.4 million in the second quarter of 2011, as compared to $10.5 million in 2010. Mattel recognized discrete tax benefits of $6.4 million and $4.6 million during the second quarter of 2011 and 2010, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands.

Mattel Girls & Boys Brands US

Mattel Girls & Boys Brands US gross sales were $323.1 million in the second quarter of 2011, up $33.4 million or 12%, as compared to $289.7 million in 2010. Within this segment, gross sales of Barbie® products remained flat and gross sales of Other Girls products increased 7%, driven primarily by sales of Monster High™ products, partially offset by lower sales of Polly Pocket® products. Gross sales of Wheels products decreased 18%, driven primarily by lower sales of Hot Wheels® products. Gross sales of Entertainment products increased 37%, driven primarily by sales of CARS® and Green Lantern® products, partially offset by lower sales of Toy Story® 3 products. Cost of sales increased 15% in the second quarter of 2011, as compared to an 11% increase in net sales, primarily due to higher product costs and royalty expense. Gross margin decreased primarily due to higher product costs and royalty expenses, partially offset by price increases.

Mattel Girls & Boys Brands US segment income increased $7.5 million, or 13%, from $55.7 million in the second quarter of 2010 to $63.2 million in 2011, driven primarily by higher sales, partially offset by lower gross margin.

Fisher-Price Brands US

Fisher-Price Brands US gross sales were $224.1 million in the second quarter of 2011, up $0.2 million, as compared to $223.9 million in 2010. Within this segment, gross sales of Core Fisher-Price® products increased 9%. Gross sales of Fisher-Price® Friends products decreased 27%, driven primarily by the discontinuation of the Sesame Street® license. Cost of sales increased 1% in the second quarter of 2011, as compared to a 1% decrease in net sales, primarily due to higher product costs, partially offset by lower freight and logistics costs. Gross margin decreased primarily due to higher product costs and unfavorable product mix, partially offset by price increases.

Fisher-Price Brands US segment income decreased $5.8 million, from $20.7 million in the second quarter of 2010 to $14.9 million in 2011, driven primarily by lower sales and lower gross margin.

American Girl Brands

American Girl Brands gross sales were $66.4 million in the second quarter of 2011, up $7.5 million or 13%, as compared to $58.9 million in 2010, driven primarily by higher sales of Kanani™, the 2011 Girl of the Year® doll, and the new stores in Overland Park, Kansas and McLean, Virginia, which opened in September 2010 and June 2011, respectively. Cost of sales increased 10% in the second quarter of 2011, as compared to a 12% increase in net sales, primarily due to higher product costs. Gross margin improvement was primarily due to price increases and favorable product mix, partially offset by higher product costs.

American Girl Brands segment loss decreased from a $3.2 million loss in the second quarter of 2010 to a $1.6 million loss in 2011, driven primarily by higher sales and higher gross margin, partially offset by higher other selling and administrative expenses.

International

The following table provides a summary of percentage changes in gross sales within the International segment for the second quarter of 2011 versus 2010:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	23	11
Europe	27	12
Latin America	20	9
Asia Pacific	20	9
Other	15	5

International gross sales were $650.5 million in the second quarter of 2011, up $120.9 million or 23%, as compared to $529.6 million in 2010, with favorable changes in currency exchange rates of 11 percentage points. Gross sales of Mattel Girls & Boys Brands increased 30%, with favorable changes in currency exchange rates of 12 percentage points. Gross sales of Barbie® products increased 20%, with favorable changes in currency exchange rates of 10 percentage points. Gross sales of Other Girls products increased 49%, with favorable changes in currency exchange rates of 14 percentage points, driven primarily by sales of Monster High™ products and higher sales of Disney Princess™ products, partially offset by lower sales of Polly Pocket® products. Gross sales of Wheels products increased 10%, with favorable changes in currency exchange rates of 9 percentage points, driven primarily by increased sales of Hot Wheels® products. Gross sales of Entertainment products increased 45%, with favorable changes in currency exchange rates of 14 percentage points, driven primarily by sales of CARS® and Green Lantern® products, partially offset by lower sales of Toy Story® 3 products. Gross sales of Fisher-Price Brands increased 9%, with favorable changes in currency exchange rates of 8 percentage points. Gross sales of Core Fisher-Price® products increased 9%, with favorable changes in currency exchange rates of 8 percentage points. Gross sales of Fisher-Price® Friends products increased 10%, with favorable changes in currency exchange rates of 8 percentage points, driven primarily by higher sales of Thomas and Friends® products, partially offset by the discontinuation of the Sesame Street® license. Cost of sales increased 24% in the second quarter of 2011, as compared to a 23% increase in net sales, primarily due to higher product costs and higher royalty expense. Gross margin decreased primarily due to higher product costs and royalty expense, partially offset by price increases.

International segment income increased $31.6 million, or 47%, from $67.4 million in the second quarter of 2010 to $99.0 million in 2011, driven primarily by higher sales, partially offset by lower gross margin.

Results of Operations—First Half

Consolidated Results

Net sales for the first half of 2011 were $2.11 billion, up 11% as compared to $1.90 billion in 2010, with favorable changes in currency exchange rates of 3 percentage points. Net income for the first half of 2011 was $97.1 million, or $0.27 per diluted share, as compared to $76.4 million, or $0.21 per diluted share, in 2010. Net income for the first half of 2011 was positively impacted by higher net sales and gross margins, partially offset by higher other selling and administrative expenses and higher advertising and promotion expense.

The following table provides a summary of Mattel’s consolidated results for the first half of 2011 and 2010 (in millions, except percentage and basis point information):

	For the Six Months Ended June 30,				Year/Year Change
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$2,113.5	100.0%	$1,898.6	100.0%	11%	—

Gross profit	$1,029.4	48.7%	$921.5	48.5%	12%	20
Advertising and promotion expenses	218.0	10.3	196.0	10.3	11%	—
Other selling and administrative expenses	665.4	31.5	610.8	32.2	9%	–70

Operating income	146.0	6.9	114.7	6.0	27%	90
Interest expense	36.5	1.7	27.1	1.4	35%	30
Interest (income)	(5.6)	–0.3	(5.2)	–0.3	7%	—
Other non-operating (income), net	(1.0)		(2.6)

Income before income taxes	$116.1	5.5%	$95.4	5.0%	22%	50

Sales

Net sales for the first half of 2011 were $2.11 billion, up 11% as compared to $1.90 billion in 2010, with favorable changes in currency exchange rates of 3 percentage points. Gross sales within the US increased 7% in the first half of 2011, as compared to 2010, and accounted for 50% of consolidated gross sales in the first half of 2011 as compared to 53% of consolidated gross sales in 2010. Gross sales in international markets increased 17% in the first half of 2011, as compared to 2010, with favorable changes in currency exchange rates of 6 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 18% in the first half of 2011 to $1.45 billion, with favorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 14% and international gross sales increased 22%, with favorable changes in currency exchange rates of 7 percentage points. Worldwide gross sales of Barbie® increased 13%, with favorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Barbie® were flat and international gross sales increased 21%, with favorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Other Girls products increased 34%, with favorable changes in currency exchange rates of 4 percentage points, driven primarily by sales of Monster High™ products and higher sales of Disney Princess™ products, partially offset by lower sales of Polly Pocket® products. Worldwide gross sales of Wheels products increased 1%, with favorable changes in currency exchange rates of 3 percentage points, driven primarily by higher sales of Hot Wheels® products internationally. Worldwide gross sales of Hot Wheels® increased 2%, with favorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Entertainment products increased 30%, with favorable changes in currency exchange rates of 5 percentage points, driven primarily by sales of CARS® and Green Lantern® products, partially offset by lower sales of Toy Story® 3 products.

Worldwide gross sales of Fisher-Price Brands increased 1% in the first half of 2011 to $709.8 million, with favorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Fisher-Price Brands decreased 3% and international gross sales increased 6%, with favorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Core Fisher-Price® increased 5%, with favorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Core Fisher-Price® increased 3% and international gross sales increased 7%, with favorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Fisher-Price® Friends decreased 12%, with favorable changes in currency exchange rates of 2 percentage points, driven primarily by the discontinuation of the Sesame Street® license, partially offset by higher sales of Thomas and Friends® products internationally. Domestic gross sales of Fisher-Price® Friends decreased 24% and international gross sales increased 4%, with favorable changes in currency exchange rates of 6 percentage points.

American Girl Brands gross sales increased 8% in the first half of 2011 to $139.4 million, driven primarily by Kanani™, the 2011 Girl of the Year® doll, and the new stores in Lone Tree, Colorado, Overland Park, Kansas, and McLean, Virginia, which opened in March 2010, September 2010, and June 2011, respectively.

Cost of Sales

Cost of sales as a percentage of net sales was 51.3% in the first half of 2011, as compared to 51.5% in 2010. Cost of sales increased by $107.0 million, or 11%, from $977.1 million in the first half of 2010 to $1.08 billion in 2011, as compared to an 11% increase in net sales. Within cost of sales, product costs increased by $82.0 million, or 11%, from $774.9 million in the first half of 2010 to $856.9 million in 2011; royalty expense increased by $17.5 million, or 20%, from $86.1 million in the first half of 2010 to $103.6 million in 2011; and freight and logistics expenses increased by $7.5 million, or 6%, from $116.1 million in the first half of 2010 to $123.6 million in 2011.

Gross Profit

Gross profit as a percentage of net sales was 48.7% in the first half of 2011, as compared to 48.5% in 2010. The increase in gross profit as a percentage of net sales was driven primarily by price increases, partially offset by higher product costs and royalty expense.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 10.3% of net sales in the first half of 2011 and 2010.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $665.4 million, or 31.5% of net sales, in the first half of 2011, as compared to $610.8 million, or 32.2% of net sales, in 2010. The dollar increase is driven primarily by higher legal-related costs, higher employee-related costs, including merit and other compensation expense, and unfavorable foreign currency exchange, partially offset by savings from Mattel’s Operational Excellence 2.0 program.

Non-Operating Items

Interest expense increased from $27.1 million in the first half of 2010 to $36.5 million in 2011, driven primarily by interest expense associated with the $500.0 million of senior notes issued in September 2010. Interest income increased from $5.2 million in the first half of 2010 to $5.6 million in 2011, driven primarily by higher average invested cash balances, partially offset by lower average interest rates. The change in other non-operating income primarily relates to foreign currency exchange gains/losses.

Provision for Income Taxes

Mattel’s income tax provision was $19.0 million in the first half of 2011, as compared to $18.9 million in 2010. Mattel recognized discrete tax benefits of $6.4 million and $4.3 million during the first half of 2011 and 2010, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

During the first half of 2010, Mattel reached a resolution with the Internal Revenue Service (“IRS”) regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s consolidated financial statement for the first half of 2010.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands.

Mattel Girls & Boys Brands US

Mattel Girls & Boys Brands US gross sales were $626.8 million in the first half of 2011, up $77.8 million or 14%, as compared to $549.0 million in 2010. Within this segment, gross sales of Barbie® products remained flat and gross sales of Other Girls products increased 31%, driven primarily by sales of Monster High™ and Disney Princess™ products, partially offset by lower sales of Polly Pocket® products. Gross sales of Wheels products decreased 8%, driven primarily by lower sales of Hot Wheels® products. Gross sales of Entertainment products increased 34%, driven primarily by increased sales of CARS® and Green Lantern® products, partially offset by lower sales of Toy Story® 3 products. Cost of sales increased 14% in the first half of 2011, as compared to a 14% increase in net sales, primarily due to higher product costs and royalty expense. Gross margin improvement was primarily due to price increases and favorable product mix, partially offset by higher product costs and royalty expense.

Mattel Girls & Boys Brands US segment income increased $27.9 million, or 29%, from $96.6 million in the first half of 2010 to $124.5 million in 2011, driven primarily by higher sales and gross margin.

Fisher-Price Brands US

Fisher-Price Brands US gross sales were $396.8 million in the first half of 2011, down $10.3 million or 3%, as compared to $407.1 million in 2010. Within this segment, gross sales of Core Fisher-Price® products increased 3%. Gross sales of Fisher-Price® Friends products decreased 24%, driven primarily by the discontinuation of the Sesame Street® license. Cost of sales were flat in the first half of 2011, as compared to a 4% decrease in net sales, primarily due to lower freight and logistics costs, offset by higher product costs. Gross margin decreased primarily due to higher product costs and unfavorable product mix, partially offset by lower freight and logistics costs.

Fisher-Price Brands US segment income decreased $15.8 million, from $33.0 million in the first half of 2010 to $17.2 million in 2011, driven primarily by lower sales and gross margin.

American Girl Brands

American Girl Brands gross sales were $139.4 million in the first half of 2011, up $10.3 million or 8%, as compared to $129.1 million in 2010, driven primarily by higher sales of Kanani™, the 2011 Girl of the Year® doll, and the new stores in Lone Tree, Colorado, Overland Park, Kansas, and McLean, Virginia, which opened in March 2010, September 2010, and June 2011, respectively. Cost of sales increased 7% in the first half of 2011, as compared to an 8% increase in net sales, primarily due to higher product costs and freight and logistics costs. Gross margin improvement was primarily due to price increases and favorable product mix, partially offset by higher product costs and freight and logistics costs.

American Girl Brands segment income increased $2.7 million, from a loss of $0.2 million in the first half of 2010 to income of $2.5 million in 2011, driven primarily by higher sales and gross margin, partially offset by higher other selling and administrative expenses.

International

The following table provides a summary of percentage changes in gross sales within the International segment for the first half of 2011 versus 2010:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	17	6
Europe	14	6
Latin America	23	9
Asia Pacific	20	8
Other	13	5

International gross sales were $1.14 billion in the first half of 2011, up $165.2 million or 17%, as compared to $977.1 million in 2010, with favorable changes in currency exchange rates of 6 percentage points. Gross sales of Mattel Girls & Boys Brands increased 22%, with favorable changes in currency exchange rates of 7 percentage points. Gross sales of Barbie® products increased 21%, with favorable changes in currency exchange rates of 6 percentage points. Gross sales of Other Girls products increased 36%, with favorable changes in currency exchange rates of 6 percentage points, driven primarily by sales of Monster High™ products and higher sales of Disney Princess™ products, partially offset by lower sales of Polly Pocket® products. Gross sales of Wheels products increased 8%, with favorable changes in currency exchange rates of 6 percentage points, driven primarily by increased sales of Hot Wheels® products. Gross sales of Entertainment products increased 26%, with favorable changes in currency exchange rates of 9 percentage points, driven primarily by sales of CARS® and Green Lantern® products, partially offset by lower sales of Toy Story® 3 products. Gross sales of Fisher-Price Brands increased 6%, with favorable changes in currency exchange rates of 4 percentage points. Gross sales of Core Fisher-Price® products increased 7%, with favorable changes in currency exchange rates of 4 percentage points. Gross sales of Fisher-Price® Friends products increased 4%, with favorable changes in currency exchange rates of 6 percentage points, driven primarily by higher sales of Thomas and Friends® products, partially offset by the discontinuation of the Sesame Street® license. Cost of sales increased 17% in the first half of 2011, as compared to a 17% increase in net sales, primarily due to higher product costs and royalty expense. Gross margin decreased primarily due to higher product costs and royalty expense, partially offset by price increases.

International segment income increased $44.3 million, or 41%, from $107.3 million in the first half of 2010 to $151.6 million in 2011, driven primarily by higher sales, partially offset by lower gross margin.

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

Mattel recognized Operational Excellence 2.0 gross savings of approximately $9 million and $14 million in the second quarter and first half of 2011, respectively. While some of the positive impact will be seen in 2011, Mattel expects to realize the majority of the $150 million savings goal in 2012, given the timing of investment costs and timelines required to complete the initiatives.

Income Taxes

Mattel’s provision for income taxes was $19.0 million in the first half of 2011, as compared to $18.9 million for the first half of 2010. Mattel recognized discrete tax benefits of $6.4 million and $4.3 million during the first half of 2011 and 2010, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

During the first half of 2010, Mattel reached a resolution with the IRS regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s consolidated financial statement for the first half of 2010.

During the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. The IRS is currently auditing Mattel’s 2008 and 2009 federal income tax returns. The IRS audit plan calls for the completion of the current examination in the second quarter of 2012. At this time, there is insufficient information related to current IRS, state, and foreign audits to quantify any possible changes in the unrecognized tax benefits that may occur during the next twelve months.

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

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper market and its $1.4 billion domestic unsecured committed revolving credit facility, which the Company uses for seasonal working capital requirements. As of June 30, 2011, Mattel had available incremental borrowing resources totaling $1.4 billion under its domestic unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.

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

Operating Activities

Cash flows used for operating activities were $226.8 million in the first half of 2011, as compared to $372.1 million in 2010. The decrease in cash flows used for operating activities was primarily due to the collection of $300.0 million of domestic receivables not factored in 2010 and higher net income, partially offset by higher working capital usage.

Investing Activities

Cash flows used for investing activities were $44.4 million in the first half of 2011, as compared to $97.3 million in 2010. The decrease in cash flows used for investing activities was primarily due to higher net proceeds received relating to settled foreign currency forward exchange contracts, partially offset by higher purchases of other property, plant, and equipment and tools, dies, and molds.

Financing Activities

Cash flows used for financing activities were $600.8 million in the first half of 2011, as compared to $99.1 million in 2010. The increase in cash flows used for financing activities was primarily due to the $200.0 million repayment of 2006 Senior Notes, higher share repurchases, and dividend payments made during the first half of 2011, partially offset by higher proceeds from the exercise of stock options.

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

Mattel is required to meet financial covenants at the end of each quarter and fiscal year, using the formulae specified in the credit facility agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the six months ended June 30, 2011. As of June 30, 2011, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 0.9 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 14.9 to 1 (compared to a minimum required of 3.50 to 1).

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

In May 2011, a major credit rating agency changed Mattel’s long-term credit rating from BBB+ to A-, and maintained its short-term credit rating of F-2 and outlook at stable. In April 2011, another major credit rating agency changed Mattel’s long-term credit rating from BBB to BBB+, and maintained its short-term credit rating of A-2 and outlook at stable. Additionally, in April 2011, a major credit rating agency changed Mattel’s long-term credit rating from Baa2 to Baa1, and maintained its short-term credit rating of P-2 and outlook at stable.

Mattel believes its cash on hand, amounts available under its domestic unsecured committed revolving credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2011.

Financial Position

Mattel’s cash and equivalents decreased by $862.6 million to $418.5 million at June 30, 2011, as compared to December 31, 2010. The decrease was driven by seasonal increases in working capital usage, $251.9 million of share repurchases, repayment of $200.0 million of 2006 Senior Notes and $40.0 million of Medium-term notes, and $159.9 million of dividend payments made in the first half of 2011.

Accounts receivable increased by $206.9 million to $1.0 billion at June 30, 2011, as compared to June 30, 2010, primarily due to higher sales, a shift in the timing of sales to later in the quarter, and a shift in sales mix to countries with longer sales terms.

Inventories increased by $185.9 million to $783.5 million at June 30, 2011, as compared to June 30, 2010, primarily due to low 2010 inventory levels, higher product costs, the need to improve customer service, and the need to build inventory to support growth and the theatrical releases of key entertainment properties.

Accounts payable and accrued liabilities decreased by $177.4 million to $871.1 million at June 30, 2011, as compared to December 31, 2010. The decrease was driven primarily by the timing and amount of payments for various liabilities, including incentive compensation, taxes other than income taxes, advertising, and royalties.

The current portion of long-term debt decreased $240.0 million to $10.0 million at June 30, 2011, as compared to $250.0 million at December 31, 2010 due to the repayment of $200.0 million of the 2006 Senior Notes and $40.0 million of Medium-term notes.

A summary of Mattel’s capitalization is as follows:

	June 30, 2011		June 30, 2010		December 31, 2010
	(In millions, except percentage information)
Medium-term notes	$100.0	3%	$110.0	3%	$100.0	2%
2008 Senior Notes	350.0	9	350.0	10	350.0	9
2010 Senior Notes	500.0	13	—	—	500.0	12

Total noncurrent long-term debt	950.0	25	460.0	13	950.0	23
Other noncurrent liabilities	482.2	12	481.0	14	488.9	12
Stockholders’ equity	2,466.9	63	2,507.0	73	2,628.6	65

	$3,899.1	100%	$3,448.0	100%	$4,067.5	100%

Total noncurrent long-term debt totaled $950.0 million at June 30, 2011 and December 31, 2010. Total noncurrent long-term debt increased $490.0 million at June 30, 2011, as compared to June 30, 2010, due primarily to the $500.0 million issuance of senior notes in September 2010, partially offset by the reclassification of $10.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed.

Stockholders’ equity of $2.47 billion decreased $40.1 million from June 30, 2010, primarily as a result of share repurchases, Mattel’s 2010 annual dividend payment in the fourth quarter of 2010, and dividend payments made in the first half of 2011, partially offset by the impact of foreign currency translation adjustments and net income. Stockholders’ equity decreased by $161.7 million from December 31, 2010, primarily as a result of share repurchases and dividend payments made in the first half of 2011, partially offset by the impact of foreign currency translation adjustments and net income.

Mattel’s debt-to-total-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 22.1% at June 30, 2010 to 28.0% at June 30, 2011 due primarily to the $500.0 million issuance of senior notes in September 2010. Mattel’s objective is to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2010, and did not change during the first half of 2011.

New Accounting Pronouncements

See Item 1 “Financial Statements—Note 24 to the Consolidated Financial Statements—New Accounting Pronouncements.”

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$323,062	$289,733	$626,827	$549,039
Fisher-Price Brands US	224,129	223,853	396,788	407,102
American Girl Brands	66,438	58,880	139,392	129,086

Total Domestic	613,629	572,466	1,163,007	1,085,227
International	650,527	529,579	1,142,258	977,092

Gross sales	1,264,156	1,102,045	2,305,265	2,062,319
Sales adjustments	(102,489)	(83,542)	(191,742)	(163,734)

Net sales	$1,161,667	$1,018,503	$2,113,523	$1,898,585

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures for the first half of 2011 were related to its net investment in entities having functional currencies denominated in the Euro, Mexican peso, Brazilian real, and British pound sterling.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended June 30, 2011.

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

Recent Sales of Unregistered Securities

During the second quarter of 2011, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the second quarter of 2011:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—30
Repurchase program (1)	1,582,207	$25.62	1,582,207	$322,941,467
Employee transactions (2)	4,543	25.77	N/A	N/A
May 1—31
Repurchase program (1)	1,873,600	26.54	1,873,600	273,221,429
Employee transactions (2)	5,883	26.36	N/A	N/A
June 1—30
Repurchase program (1)	2,349,641	26.16	2,349,641	211,755,747
Employee transactions (2)	810	25.87	N/A	N/A

Total
Repurchase program (1)	5,805,448	$26.13	5,805,448	$211,755,747
Employee transactions (2)	11,236	26.08	N/A	N/A

(1)	Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

3.1*	Amended and Restated Bylaws of Mattel, Inc.

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated July 20, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated July 20, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated July 20, 2011 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

By:	/s/ H. Scott Topham
H. Scott Topham
Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: July 20, 2011