Form 10-Q
period 2011-09-30
MATTEL INC /DE/
filed 2011-10-26
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of October 21, 2011:

338,646,320 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	September 30, 2010	December 31, 2010
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$254,546	$960,545	$1,281,123
Accounts receivable, net	1,650,578	1,550,016	1,146,106
Inventories	763,970	741,433	463,838
Prepaid expenses and other current assets	303,659	313,747	335,543

Total current assets	2,972,753	3,565,741	3,226,610

Noncurrent Assets
Property, plant, and equipment, net	515,305	478,083	484,705
Goodwill	822,789	824,799	824,007
Other noncurrent assets	890,610	890,224	882,411

Total Assets	$5,201,457	$5,758,847	$5,417,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$236,811	$5,454	$—
Current portion of long-term debt	60,000	250,000	250,000
Accounts payable	422,623	466,048	406,270
Accrued liabilities	633,299	672,164	642,211
Income taxes payable	45,681	52,160	51,801

Total current liabilities	1,398,414	1,445,826	1,350,282

Noncurrent Liabilities
Long-term debt	900,000	960,000	950,000
Other noncurrent liabilities	472,551	495,879	488,867

Total noncurrent liabilities	1,372,551	1,455,879	1,438,867

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,669,948	1,684,274	1,706,461
Treasury stock at cost; 101.8 million shares, 81.9 million shares, and 92.3 million shares, respectively	(2,162,342)	(1,611,897)	(1,880,692)
Retained earnings	2,876,599	2,699,432	2,720,645
Accumulated other comprehensive loss	(395,082)	(356,036)	(359,199)

Total stockholders’ equity	2,430,492	2,857,142	2,628,584

Total Liabilities and Stockholders’ Equity	$5,201,457	$5,758,847	$5,417,733

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,998,760	$1,833,056	$4,112,283	$3,731,641
Cost of sales	1,042,686	895,525	2,126,821	1,872,642

Gross Profit	956,074	937,531	1,985,462	1,858,999
Advertising and promotion expenses	219,864	201,636	437,880	397,655
Other selling and administrative expenses	338,640	377,264	1,003,987	988,050

Operating Income	397,570	358,631	543,595	473,294
Interest expense	15,376	13,843	51,834	40,910
Interest (income)	(1,065)	(1,842)	(6,679)	(7,076)
Other non-operating (income) expense, net	(2,412)	11	(3,380)	(2,518)

Income Before Income Taxes	385,671	346,619	501,820	441,978
Provision for income taxes	84,876	63,357	103,889	82,299

Net Income	$300,795	$283,262	$397,931	$359,679

Net Income Per Common Share—Basic	$0.87	$0.78	$1.14	$0.98

Weighted average number of common shares	343,191	360,608	346,441	362,245

Net Income Per Common Share—Diluted	$0.86	$0.77	$1.12	$0.97

Weighted average number of common and potential common shares	346,792	363,483	350,025	365,370

Dividends Declared Per Common Share	$0.23	$—	$0.69	$—

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$397,931	$359,679
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	110,496	113,192
Amortization	11,005	11,556
Asset impairments	—	15,444
Deferred income taxes	(1,746)	(6,404)
Share-based compensation	33,723	44,800
(Decrease) increase from changes in assets and liabilities:
Accounts receivable	(561,774)	(779,197)
Inventories	(335,928)	(371,199)
Prepaid expenses and other current assets	25,031	23,064
Accounts payable, accrued liabilities, and income taxes payable	13,628	162,587
Other, net	(14,451)	(1,152)

Net cash flows used for operating activities	(322,085)	(427,630)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(75,456)	(59,458)
Purchases of other property, plant, and equipment	(69,294)	(35,672)
Proceeds from sale of other property, plant, and equipment	1,378	2,387
Proceeds from foreign currency forward exchange contracts	24,516	3,571

Net cash flows used for investing activities	(118,856)	(89,172)

Cash Flows From Financing Activities:
Payments of short-term borrowings	—	(1,950)
Proceeds from short-term borrowings	236,811	5,454
Payment of credit facility renewal costs	(6,917)	—
Net proceeds from long-term borrowings	—	494,137
Payment of long-term borrowings	(240,000)	(40,000)
Share repurchases	(407,443)	(152,601)
Payment of dividends on common stock	(238,620)	—
Proceeds from exercise of stock options	87,941	51,201
Other, net	(18,586)	(424)

Net cash flows (used for) provided by financing activities	(586,814)	355,817

Effect of Currency Exchange Rate Changes on Cash	1,178	4,533

Decrease in Cash and Equivalents	(1,026,577)	(156,452)
Cash and Equivalents at Beginning of Period	1,281,123	1,116,997

Cash and Equivalents at End of Period	$254,546	$960,545

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

2.     Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts of $23.2 million, $23.7 million, and $21.8 million as of September 30, 2011, September 30, 2010, and December 31, 2010, respectively.

3.     Inventories

Inventories include the following:

	September 30, 2011	September 30, 2010	December 31, 2010
	(In thousands)
Raw materials and work in process	$100,020	$100,870	$68,095
Finished goods	663,950	640,563	395,743

	$763,970	$741,433	$463,838

4.     Property, Plant, and Equipment

Property, plant, and equipment, net includes the following:

	September 30, 2011	September 30, 2010	December 31, 2010
	(In thousands)
Land	$26,635	$26,762	$26,796
Buildings	260,578	246,900	249,542
Machinery and equipment	842,492	796,865	809,723
Tools, dies, and molds	620,857	586,478	589,156
Capital leases	23,271	23,271	23,271
Leasehold improvements	186,209	174,737	177,141

	1,960,042	1,855,013	1,875,629
Less: accumulated depreciation	(1,444,737)	(1,376,930)	(1,390,924)

	$515,305	$478,083	$484,705

5.     Goodwill

Goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment level, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands, and International. Mattel tests its goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate that the carrying amount may exceed its fair value. In the third quarter of 2011, Mattel performed the annual impairment tests and determined that goodwill was not impaired since, for each of the reporting units, its fair value substantially exceeded its carrying amount.

The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2011 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact for the US reporting units.

	December 31, 2010	Impact of Currency Exchange Rate Changes	September 30, 2011
	(In thousands)
Mattel Girls Brands US	$31,071	$(51)	$31,020
Mattel Boys Brands US	130,658	(3)	130,655
Fisher-Price Brands US	215,879	(11)	215,868
American Girl Brands	207,571	—	207,571
International	238,828	(1,153)	237,675

	$824,007	$(1,218)	$822,789

6.     Other Noncurrent Assets

Other noncurrent assets include the following:

	September 30, 2011	September 30, 2010	December 31, 2010
	(In thousands)
Deferred income taxes	$482,706	$484,831	$477,320
Nonamortizable identifiable intangibles	122,223	122,223	122,223
Identifiable intangibles (net of amortization of $53.8 million, $61.3 million, and $64.2 million, respectively)	84,168	78,428	91,359
Other	201,513	204,742	191,509

	$890,610	$890,224	$882,411

Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter, or whenever events or changes in circumstances indicate that an impairment may have occurred by comparing the estimated fair values with the carrying amounts. During the third quarter of 2011, Mattel performed the annual impairment tests and determined that its nonamortizable intangible assets were not impaired. However, for one of Mattel’s nonamortizable intangible assets with a carrying amount of approximately $113 million, the fair value did not exceed the carrying amount by a significant margin. Future changes in estimates resulting in lower than currently anticipated future cash flows and fair value could negatively affect the valuation, which may result in Mattel recognizing an impairment charge in the future.

Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. As a result of these impairment tests, Mattel recorded an impairment charge of approximately $8 million during the three and nine months ended September 30, 2010. Amortizable intangible assets were determined to not be impaired during the three and nine months ended September 30, 2011.

7.     Accrued Liabilities

Accrued liabilities include the following:

	September 30, 2011	September 30, 2010	December 31, 2010
	(In thousands)
Advertising and promotion	$127,917	$140,781	$59,586
Royalties	91,648	87,523	95,785
Taxes other than income taxes	68,800	83,615	68,686
Other	344,934	360,245	418,154

	$633,299	$672,164	$642,211

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

Following the announcement of the 2007 Product Recalls, a number of lawsuits were filed against Mattel with respect to the recalled products, which are more fully described in Note 14 to the Consolidated Financial Statements in Mattel’s 2010 Annual Report on Form 10-K. During the nine months ended September 30, 2010, Mattel reduced its estimate of these settlement costs, which had the effect of reducing other selling and administrative expenses by $8.7 million, primarily based on actual experience under the settlement program. Additionally, Mattel recorded a $4.8 million benefit during the three and nine months ended September 30, 2010 from an insurance recovery of costs incurred in connection with product liability-related litigation. During the three and nine months ended September 30, 2011, there were no changes to Mattel’s 2007 Product Recalls reserve estimates.

On September 30, 2010, Fisher-Price, Inc., a subsidiary of Mattel, in cooperation with the US Consumer Product Safety Commission and Health Canada, voluntarily recalled certain products in the US and international markets. These recalls resulted in a total reduction to operating income of $7.6 million for the three and nine months ended September 30, 2010, which was based on estimates such as the expected levels of affected products at retail and historical consumer return rates.

Although management is not aware of any additional quality or safety issues that are likely to result in material recalls, there can be no assurance that issues will not be identified in the future.

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

Mattel is required to meet financial covenants at the end of each quarter and fiscal year, using the formulae specified in the credit facility agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the nine months ended September 30, 2011.

10.   Long-term Debt

Long-term debt includes the following:

	September 30, 2011	September 30, 2010	December 31, 2010
	(In thousands)
Medium-term notes due October 2011 to November 2013	$110,000	$160,000	$150,000
2006 Senior Notes	—	200,000	200,000
2008 Senior Notes due March 2013	350,000	350,000	350,000
2010 Senior Notes due October 2020 and October 2040	500,000	500,000	500,000

	960,000	1,210,000	1,200,000
Less: current portion	(60,000)	(250,000)	(250,000)

Total long-term debt	$900,000	$960,000	$950,000

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

In June 2011, Mattel repaid the remaining $200.0 million of its 2006 Senior Notes in connection with its scheduled maturity. In June 2011 and October 2010, Mattel repaid $40.0 million and $10.0 million, respectively, of its Medium-term notes in connection with their scheduled maturities.

11.   Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	September 30, 2011	September 30, 2010	December 31, 2010
	(In thousands)
Benefit plan liabilities	$220,369	$252,084	$257,195
Noncurrent tax liabilities	112,538	112,430	113,526
Other	139,644	131,365	118,146

	$472,551	$495,879	$488,867

12.   Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Net income	$300,795	$283,262	$397,931	$359,679
Currency translation adjustments	(143,003)	104,792	(54,589)	(1,850)
Defined benefit pension plans net prior service cost and net actuarial loss	2,910	2,578	7,976	7,163
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	24,521	(12,639)	1,564	15,099
Reclassification adjustment for realized losses (gains) included in net income	8,402	(2,588)	9,166	3,086

	32,923	(15,227)	10,730	18,185

	$193,625	$375,405	$362,048	$383,177

The components of accumulated other comprehensive loss are as follows:

	September 30, 2011	September 30, 2010	December 31, 2010
	(In thousands)
Currency translation adjustments	$(276,347)	$(224,491)	$(221,758)
Defined benefit pension and other postretirement plans, net of tax	(126,338)	(134,854)	(134,314)
Net unrealized gain (loss) on derivative instruments, net of tax	7,603	3,309	(3,127)

	$(395,082)	$(356,036)	$(359,199)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. For the nine months ended September 30, 2011, currency translation adjustments resulted in a net loss of $54.6 million, with losses primarily from the weakening of the Mexican peso, Brazilian real, and British pound sterling against the US dollar. For the nine months ended September 30, 2010, currency translation adjustments resulted in a net loss of $1.9 million, with losses primarily from the weakening of the Euro and British pound sterling against the US dollar, partially offset from the strengthening of the Mexican peso and Brazilian real against the US dollar.

13.   Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of September 30, 2011, September 30, 2010, and December 31, 2010, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.22 billion, $1.17 billion, and $1.05 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		September 30, 2011	September 30, 2010	December 31, 2010
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$17,248	$10,672	$8,200
Foreign currency forward exchange contracts	Other noncurrent assets	8,053	589	579

Total derivatives designated as hedging instruments		$25,301	$11,261	$8,779

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$—	$715	$8,799

Total		$25,301	$11,976	$17,578

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		September 30, 2011	September 30, 2010	December 31, 2010
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$1,842	$14,843	$11,082
Foreign currency forward exchange contracts	Other noncurrent liabilities	42	2,762	101

Total derivatives designated as hedging instruments		$1,884	$17,605	$11,183

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$9,070	$—	$—

Total		$10,954	$17,605	$11,183

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended September 30, 2011		For the Three Months Ended September 30, 2010		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$24,521	$(8,402)	$(12,639)	$2,588	Cost of sales

	For the Nine Months Ended September 30, 2011		For the Nine Months Ended September 30, 2010		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$1,564	$(9,166)	$15,099	$(3,086)	Cost of sales

The net losses of $8.4 million and $9.2 million reclassified from accumulated OCI to the statements of operations for the three and nine months ended September 30, 2011, respectively, and the net gain of $2.6 million and net loss of $3.1 million reclassified from accumulated OCI to the statements of operations for the three and nine months ended September 30, 2010, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(47,310)	$51,507	Non-operating income/expense
Foreign currency forward exchange contracts	(1,349)	1,049	Cost of sales

Total	$(48,659)	$52,556

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$5,260	$(962)	Non-operating income/expense
Foreign currency forward exchange contracts	1,387	2,997	Cost of sales

Total	$6,647	$2,035

The net loss $48.7 million and net gain of $6.6 million recognized in the statements of operations for the three and nine months ended September 30, 2011, respectively, and the net gains of $52.6 million and $2.0 million recognized in the statements of operations for the three and nine months ended September 30, 2010, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

14.   Fair Value Measurements

The following presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$25,301	$—	$25,301
Auction rate securities (b)	—	—	21,000	21,000

Total assets	$—	$25,301	$21,000	$46,301

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$10,954	$—	$10,954

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$11,976	$—	$11,976

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$17,605	$—	$17,605

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$17,578	$—	$17,578
Auction rate securities (b)	—	—	21,000	21,000

Total assets	$—	$17,578	$21,000	$38,578

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$11,183	$—	$11,183

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)	The fair value of the auction rate securities is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, and (iii) illiquidity considerations.

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

The following table presents information about Mattel’s assets measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2010	$21,000
Unrealized change in fair value	—

Balance at September 30, 2011	$21,000

Non-Recurring Fair Value Measurements

Mattel tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts exceed the estimated fair values. During the three months ended September 30, 2010, the right to license a certain product line was not renewed resulting in a reduction of its estimated useful life. As a result, Mattel recognized an impairment charge of approximately $8 million, which reduced the fair value of the intangible asset to approximately $1 million. This intangible asset was fully amortized by the end of 2010. In addition, leasehold improvements were fully impaired during the three months ended September 30, 2010 resulting in an impairment charge of approximately $8 million. These impairment charges are reflected in other selling and administrative expenses in the consolidated statement of operations. The estimated fair values of the long-lived assets described above were estimated based on discounted cash flow analyses using Level 3 inputs.

As of September 30, 2011, Mattel does not have any other assets or liabilities measured and reported at fair value on a non-recurring basis.

15.   Fair Value of Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $1.04 billion (compared to a carrying amount of $960.0 million) as of September 30, 2011, $1.27 billion (compared to a carrying amount of $1.21 billion) as of September 30, 2010, and $1.23 billion (compared to a carrying amount of $1.20 billion) as of December 31, 2010. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands, except per share amounts)
Basic:
Net income	$300,795	$283,262	$397,931	$359,679
Less net income allocable to participating RSUs (a)	(3,029)	(3,211)	(4,484)	(4,182)

Net income available for basic common shares	$297,766	$280,051	$393,447	$355,497

Weighted average common shares outstanding	343,191	360,608	346,441	362,245

Basic net income per common share	$0.87	$0.78	$1.14	$0.98

Diluted:
Net income	$300,795	$283,262	$397,931	$359,679
Less net income allocable to participating RSUs (a)	(3,002)	(3,186)	(4,465)	(4,146)

Net income available for diluted common shares	$297,793	$280,076	$393,466	$355,533

Weighted average common shares outstanding	343,191	360,608	346,441	362,245
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	3,601	2,875	3,584	3,125

Weighted average number of common and potential common shares	346,792	363,483	350,025	365,370

Diluted net income per common share	$0.86	$0.77	$1.12	$0.97

(a)	During the three and nine months ended September 30, 2011 and 2010, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options totaling 1.5 million and 3.7 million shares were excluded from the calculation of diluted net income per common share for the three months ended September 30, 2011 and 2010, respectively, because they were antidilutive. Nonqualified stock options totaling 0.6 million and 2.4 million shares were excluded from the calculation of diluted net income per common share for the nine months ended September 30, 2011 and 2010, respectively, because they were antidilutive.

17.   Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 6 to the Consolidated Financial Statements in its 2010 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Service cost	$2,961	$3,002	$9,166	$9,034
Interest cost	7,124	7,328	21,777	23,345
Expected return on plan assets	(6,807)	(6,316)	(19,409)	(20,768)
Amortization of prior service cost	427	1,047	1,384	1,924
Recognized actuarial loss	4,233	3,488	11,501	11,410

	$7,938	$8,549	$24,419	$24,945

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Service cost	$15	$13	$55	$57
Interest cost	307	111	1,182	1,365
Recognized actuarial (gain) loss	(107)	(259)	(36)	39

	$215	$(135)	$1,201	$1,461

During the nine months ended September 30, 2011, Mattel made cash contributions totaling approximately $37 million and $2 million to its defined benefit pension and postretirement benefit plans, respectively.

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

Compensation expense, included within other selling and administrative expenses, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Stock option compensation expense	$3,991	$3,917	$9,198	$8,488
RSU compensation expense	9,862	15,473	24,525	36,312

	$13,853	$19,390	$33,723	$44,800

As of September 30, 2011, total unrecognized compensation cost related to unvested share-based payments totaled $90.7 million and is expected to be recognized over a weighted-average period of 2.2 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the nine months ended September 30, 2011 and 2010 was $87.9 million and $51.2 million, respectively.

19.   Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Design and development	$44,164	$44,717	$132,415	$129,029
Identifiable intangible asset amortization	2,645	2,431	7,195	7,532

20.   Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in non-operating income (expense), net in the consolidated statements of operations. Inventory purchase and sale transactions denominated in the Mexican peso, Brazilian real, Euro, and British pound sterling are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Operating income (loss)	$(14,098)	$14,769	$4,961	$31,003
Other non-operating income (expense), net	(2,123)	81	(1,761)	1,551

Net transaction (losses) gains	$(16,221)	$14,850	$3,200	$32,554

21.   Income Taxes

Mattel’s provision for income taxes was $103.9 million for the nine months ended September 30, 2011, as compared to $82.3 million for the nine months ended September 30, 2010.

During the three and nine months ended September 30, 2011, Mattel recognized net discrete tax expense of $0.4 million and net discrete tax benefits of $6.0 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

During the three months ended September 30, 2010, Mattel recognized net discrete tax benefits of $16.8 million. The August 2010 enactment of the foreign tax credit provisions in the Education Jobs and Medicaid Assistance Act (“EJMA”) impaired Mattel’s ability to utilize certain foreign tax credits expected to be generated in future years, which provided Mattel with greater capacity in future years to utilize excess foreign tax credit carryfowards from prior years. As a result of the EJMA and other elements of Mattel’s current U.S. tax position, Mattel formalized a plan to repatriate earnings from certain foreign subsidiaries in order to be able to fully utilize excess foreign tax credit carryforwards from prior years. The combination of these events resulted in the recognition of a discrete gross tax benefit of $59.1 million related to the anticipated utilization of excess foreign tax credits carryforwards, for which a valuation allowance had previously been provided, partially offset by a discrete tax expense of $42.9 million related to the incremental cost to repatriate earnings from certain foreign subsidiaries for which taxes had not been previously provided. In addition, Mattel also recognized discrete tax benefits of $0.6 million related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

During the nine months ended September 30, 2010, Mattel recognized discrete tax benefits of $21.1 million primarily related to tax law changes enacted as part of the EJMA, formalized plans to repatriate earnings from certain foreign subsidiaries, and reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

During the nine months ended September 30, 2010, Mattel reached a resolution with the Internal Revenue Service (“IRS”) regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s consolidated financial statements for the nine months ended September 30, 2010.

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

In early August 2011, the Court ruled on post-trial motions. The Court rejected MGA’s unfair competition claims and also rejected Mattel’s equitable defenses to MGA’s misappropriation of trade secrets claim. The Court reduced the jury’s damages award of $88.5 million to $85.0 million. The Court awarded MGA an additional $85.0 million in punitive damages and approximately $140 million in attorney’s fees and costs. The Court entered a judgment which totals approximately $310 million in favor of MGA.

Mattel has appealed the judgment. Mattel does not believe that it is probable that any of the damages awarded to MGA will be sustained based on the evidence presented at trial and, accordingly, a liability has not been accrued for this matter.

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

On October 20, 2011, the Court granted Mattel’s motion to dismiss MGA’s claims on the grounds, among others, that they are barred by the doctrine of res judicata and should have been brought in the prior proceeding. The Court gave MGA leave to file an amended complaint in compliance with its Order.

Litigation Related to Gunther-Wahl Productions, Inc.

In April 1998, Mattel was sued in the Los Angeles County Superior Court by Gunther-Wahl Productions, Inc. (“Gunther-Wahl”), a producer of animated television shows, and Candy Wahl, the wife of the principal of Gunther-Wahl (“Gunther-Wahl I”). The lawsuit alleged that Mattel breached an implied contract with Gunther-Wahl arising from a pitch of an animated television show, in that Mattel allegedly used plaintiffs’ ideas without compensating plaintiffs for the use of the ideas. Mattel denies that it used any of plaintiffs’ ideas in any Mattel product. A jury trial was held in early 2000, which resulted in a judgment in favor of Mattel on every claim. On December 5, 2002, the California Court of Appeal reversed the judgment in favor of Mattel, and remanded the matter for a new trial. During the pendency of the Gunther-Wahl I appeal, plaintiffs filed an additional lawsuit against Mattel alleging Mattel further breached the implied contract by using plaintiffs’ ideas in products released subsequent to the trial without compensating plaintiffs (“Gunther-Wahl II”). Between September 2004 and March 2008 and between December 2008 and March 2010, both Gunther-Wahl I and II were stayed as a result of a bankruptcy proceeding filed by one of the principals of Gunther-Wahl. In November 2008, while the stay was lifted, Mattel filed potentially case dispositive motions in both lawsuits. In the fourth quarter of 2010, the Court denied Mattel’s motions. During that quarter, plaintiffs also expanded the list of Mattel products which they contend wrongfully use their ideas and form the basis for their alleged damages. Plaintiffs sought royalty-based damages on Mattel’s entire Fairytopia line of products, as well as numerous other products. Trial was originally scheduled to begin in the first quarter of 2011, but in March 2011, the lawsuits were assigned to a new judge for purposes of trial. While awaiting the start of trial, the parties reached an agreement to settle that includes a payment from Mattel to plaintiffs in the amount of $7.5 million, which was approved by the bankruptcy court, and paid by Mattel in July 2011. The actions were dismissed with prejudice in late July 2011.

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

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Dora the Explorer®, Go Diego Go!®, Thomas and Friends®, Sing-a-ma-jigs™, Mickey Mouse Club® House, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

American Girl Brands—including My American Girl®, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalogue, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

Additionally, the International segment sells products in all toy categories, except American Girl Brands.

Segment Data

The following tables present information about revenues, income, and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income based on the adjustments recorded in the financial accounting systems. Segment income represents each segment’s operating income. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency rates on intercompany transactions.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$581,290	$537,159	$1,208,117	$1,086,198
Fisher-Price Brands US	475,697	459,299	872,485	866,401
American Girl Brands	87,625	84,372	227,017	213,458

Total Domestic	1,144,612	1,080,830	2,307,619	2,166,057
International	1,038,636	916,020	2,180,894	1,893,112

Gross sales	2,183,248	1,996,850	4,488,513	4,059,169
Sales adjustments	(184,488)	(163,794)	(376,230)	(327,528)

Net sales	$1,998,760	$1,833,056	$4,112,283	$3,731,641

Segment Income
Domestic:
Mattel Girls & Boys Brands US	$168,354	$151,316	$292,856	$247,866
Fisher-Price Brands US	82,443	93,991	99,623	127,015
American Girl Brands	6,023	8,854	8,523	8,605

Total Domestic	256,820	254,161	401,002	383,486
International	218,207	200,870	369,795	308,143

	475,027	455,031	770,797	691,629
Corporate and other expense (a)	(77,457)	(96,400)	(227,202)	(218,335)

Operating income	397,570	358,631	543,595	473,294
Interest expense	15,376	13,843	51,834	40,910
Interest (income)	(1,065)	(1,842)	(6,679)	(7,076)
Other non-operating (income) expense, net	(2,412)	11	(3,380)	(2,518)

Income before income taxes	$385,671	$346,619	$501,820	$441,978

(a)	Corporate and other expense includes (i) share-based compensation expense of $13.9 million and $33.7 million for the three and nine months ended September 30, 2011, respectively, and $19.4 million and $44.8 million for the three and nine months ended September 30, 2010, respectively, (ii) severance expense of $1.9 million and $12.4 million for the three and nine months ended September 30, 2011, respectively, and $1.7 million and $12.8 million for the three and nine months ended September 30, 2010, respectively, (iii) reduction to the legal settlement reserve for product liability-related litigation of $8.7 million for the nine months ended September 30, 2010, (iv) a $4.8 million benefit from an insurance recovery of costs incurred in connection with product liability-related litigation for the three and nine months ended September 30, 2010, (v) $7.5 million Gunther-Wahl Productions legal settlement for the nine months ended September 30, 2011, and (vi) legal fees associated with MGA litigation matters.

	September 30, 2011	September 30, 2010	December 31, 2010
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$496,270	$466,938	$380,998
Fisher-Price Brands US	454,338	439,885	322,134
American Girl Brands	115,979	94,434	67,435

Total Domestic	1,066,587	1,001,257	770,567
International	1,276,263	1,215,092	779,875

	2,342,850	2,216,349	1,550,442
Corporate and other	71,698	75,100	59,502

Accounts receivable and inventories, net	$2,414,548	$2,291,449	$1,609,944

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$1,343,093	$1,169,092	$2,795,094	$2,395,363
Fisher-Price Brands	748,937	743,386	1,458,758	1,444,746
American Girl Brands	87,625	84,372	227,017	213,458
Other	3,593	—	7,644	5,602

Gross sales	2,183,248	1,996,850	4,488,513	4,059,169
Sales adjustments	(184,488)	(163,794)	(376,230)	(327,528)

Net sales	$1,998,760	$1,833,056	$4,112,283	$3,731,641

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for Mattel beginning after December 15, 2011. Mattel does not expect the adoption of ASU 2011-08 to have a material effect on its operating results or financial position.

25.   Subsequent Events

On October 14, 2011, Mattel announced that the Board of Directors authorized a $500.0 million increase to Mattel’s share repurchase program and approved a fourth quarter dividend of $0.23 per common share. The dividend is payable on December 16, 2011 to stockholders of record on November 30, 2011.

On October 23, 2011, Mattel, its wholly owned subsidiary, Mattel Entertainment Holdings Limited, a private limited company existing under the laws of England and Wales (the “Purchasing Sub”), HiT Entertainment Scottish LP, a limited partnership existing under the laws of Scotland and subsidiary of Apax Partners, LLP (the “Selling Stockholder”), and Helium Holdings 1A Ltd, a private limited company existing under the laws of Jersey and wholly owned subsidiary of Selling Stockholder (“HiT”), entered into a Stock Purchase Agreement (the “Purchase Agreement”). HiT owns and licenses a diverse portfolio of pre-school entertainment brands, including Thomas & Friends®. Pursuant to the Purchase Agreement, Mattel will indirectly acquire, through the Purchasing Sub, 100% of the issued and outstanding shares of HiT from the Selling Stockholder for $680 million in cash subject to customary adjustments (the “Acquisition”). Consummation of the Acquisition is subject to customary closing conditions, including, among other things, expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Acquisition is expected to be financed with a combination of cash and debt and is expected to close in the first quarter of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report. Mattel’s business is seasonal; therefore, results of operations are comparable only with corresponding periods.

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

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands – including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics®, and Monster High® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, Battle Force 5®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS®, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, and Batman® products, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands – including Fisher-Price®, Little People®, BabyGear™, and View-Master® (collectively “Core Fisher-Price®”), Dora the Explorer®, Go Diego Go!®, Thomas and Friends®, Sing-a-ma-jigs™, Mickey Mouse Club® House, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

American Girl Brands – including My American Girl®, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalogue, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

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

Third Quarter 2011 Overview

As Mattel enters into the fourth quarter of 2011, it expects to continue to build positive momentum in the marketplace and will remain keenly focused on delivering consistent growth by continuing to strengthen its core brands, work to expand and leverage its international footprint, optimize entertainment partnerships, and build new franchises. Mattel is encouraged by its operating margin expansion and its earnings growth during the third quarter of 2011 despite a challenging retail environment. More specifically:

•

Mattel’s net sales for the third quarter of 2011increased by 9%, as compared to the third quarter of 2010, driven by strength across its portfolio of brands in all of the regions of the world. Mattel’s sales benefitted from the strength of its core brands as well as this year’s big entertainment property, CARS 2®.

•

Gross profit, as a percentage of net sales, decreased from 51.1% in the third quarter of 2010 to 47.8% in the third quarter of 2011. During the third quarter of 2011, gross profit, as a percentage of net sales, was negatively impacted by foreign currency exchange by approximately 180 basis points, primarily due to the rapid strengthening of the U.S. dollar against key foreign currencies including the Euro, Mexican peso, and Brazilian real in September 2011. Due to the seasonal nature of Mattel’s business, the rapid appreciation of the U.S. dollar had a significant impact to gross margins because it occurred when Mattel was building and holding its peak inventory to support its fall sales. Additionally, gross profit, as a percentage of nets sales decreased due to higher product costs, higher other product-related expenses including freight and distribution costs, and higher royalty expense as a result of increased sales of products tied to licensed properties, partially offset by price increases and Operational Excellence 2.0 program savings.

•

Operating income in the third quarter of 2011 was $397.6 million, as compared to $358.6 million in the third quarter of 2010. The increase in operating income is primarily due to higher net sales and lower other selling and administrative expenses, partially offset by lower gross margin, and higher advertising and promotion expenses.

•

Net income in the third quarter of 2011 increased by $17.5 million from $283.3 million in the third quarter of 2010 to $300.8 million in the third quarter of 2011. The increase in net income is due to higher operating income, partially offset by income tax benefits of $16.8 million discrete to the third quarter of 2010.

•

Mattel’s Operational Excellence 2.0 program generated gross savings (excluding legal savings) of approximately $16 million during the third quarter of 2011. In addition, legal savings for the third quarter were approximately $18 million.

Results of Operations—Third Quarter

Consolidated Results

Net sales for the third quarter of 2011 were $2.0 billion, up 9% as compared to $1.83 billion in 2010, with favorable changes in currency exchange rates of 2 percentage points. Net income for the third quarter of 2011 was $300.8 million, or $0.86 per diluted share, as compared to $283.3 million, or $0.77 per diluted share, in

2010. Net income for the third quarter of 2011 was positively impacted by higher net sales and lower other selling and administrative expenses, partially offset by lower gross margin, higher advertising and promotion expenses, income tax benefits discrete to the third quarter of 2010, and the unfavorable impact of foreign currency exchange.

The following table provides a summary of Mattel’s consolidated results for the third quarter of 2011 and 2010 (in millions, except percentage and basis point information):

	For the Three Months Ended September 30,				Year/Year Change
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,998.8	100.0%	$1,833.1	100.0%	9%	—

Gross profit	$956.1	47.8%	$937.5	51.1%	2%	–330
Advertising and promotion expenses	219.9	11.0	201.6	11.0	9%	—
Other selling and administrative expenses	338.6	16.9	377.3	20.6	–10%	–370

Operating income	397.6	19.9	358.6	19.6	11%	30
Interest expense	15.4	0.8	13.8	0.8	11%	—
Interest (income)	(1.1)	–0.1	(1.8)	–0.1	–42%	—
Other non-operating (income), net	(2.4)		—

Income before income taxes	$385.7	19.3%	$346.6	18.9%	11%	40

Sales

Net sales for the third quarter of 2011 were $2.0 billion, up 9% as compared to $1.83 billion in 2010, with favorable changes in currency exchange rates of 2 percentage points. Gross sales within the US increased 6% in the third quarter of 2011, as compared to 2010, and accounted for 52% of consolidated gross sales in the third quarter of 2011, as compared to 54% of consolidated gross sales in 2010. Gross sales in international markets increased 13% in the third quarter of 2011, as compared to 2010, with favorable changes in currency exchange rates of 5 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 15% in the third quarter of 2011 to $1.34 billion, with favorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 8% and international gross sales increased 20%, with favorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Barbie® increased 17%, with favorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Barbie® increased 13% and international gross sales increased 19%, with favorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Other Girls products increased 32%, with favorable changes in currency exchange rates of 4 percentage points, driven primarily by higher sales of Monster High® and Disney Princess™ products, partially offset by lower sales of Polly Pocket® products. Worldwide gross sales of Wheels products increased 2%, with favorable changes in currency exchange rates of 3 percentage points, driven primarily by higher sales of Hot Wheels® products internationally. Worldwide gross sales of Hot Wheels® increased 6%, with favorable changes in currency exchange rates of 3 percentage points. Worldwide gross sales of Entertainment products increased 14%, with favorable changes in currency exchange rates of 4 percentage points, driven primarily by sales of CARS® products, partially offset by lower sales of Toy Story® 3 products.

Worldwide gross sales of Fisher-Price Brands increased 1% in the third quarter of 2011 to $748.9 million, with favorable changes in currency exchange rates of 1 percentage point. Domestic gross sales of Fisher-Price Brands increased 4% and international gross sales decreased 4%, with favorable changes in currency exchange rates of 3 percentage points. Worldwide gross sales of Core Fisher-Price® increased 5%, with favorable changes in currency exchange rates of 1 percentage point. Domestic gross sales of Core Fisher-Price® increased 10% and international gross sales decreased 1%, with favorable changes in currency exchange rates of 3 percentage points. Worldwide gross sales of Fisher-Price® Friends decreased 16%, with favorable changes in currency exchange rates of 1 percentage point, driven primarily by the discontinuation of the Sesame Street® license. Domestic gross sales of Fisher-Price® Friends decreased 17% and international gross sales decreased 14%, with favorable changes in currency exchange rates of 3 percentage points.

American Girl Brands gross sales increased 4% in the third quarter of 2011 to $87.6 million, driven primarily by Kanani™, the 2011 Girl of the Year® doll, and the new American Girl® stores in Overland Park, Kansas, McLean, Virginia, and Lynwood, Washington, which opened in September 2010, June 2011, and July 2011, respectively.

Cost of Sales

Cost of sales as a percentage of net sales was 52.2% in the third quarter of 2011, as compared to 48.9% in 2010. Cost of sales increased by $147.2 million, or 16%, from $895.5 million in the third quarter of 2010 to $1.04 billion in 2011, as compared to a 9% increase in net sales. Within cost of sales, product costs increased by $133.9 million, or 18%, from $730.9 million in the third quarter of 2010 to $864.8 million in 2011; royalty expense increased by $6.7 million, or 8%, from $79.3 million in the third quarter of 2010 to $86.0 million in 2011; and freight and logistics expenses increased by $6.6 million, or 8%, from $85.3 million in the third quarter of 2010 to $91.9 million in 2011.

Gross Profit

Gross profit as a percentage of net sales was 47.8% in the third quarter of 2011, as compared to 51.1% in 2010. During the third quarter of 2011, gross profit, as a percentage of net sales, was negatively impacted by foreign currency exchange by approximately 180 basis points, primarily due to the rapid strengthening of the U.S. dollar against key foreign currencies including the Euro, Mexican peso, and Brazilian real in September 2011. Due to the seasonal nature of Mattel’s business, the rapid appreciation of the U.S. dollar had a significant impact to gross margins because it occurred when Mattel was building and holding its peak inventory to support its fall sales. Additionally, gross profit, as a percentage of nets sales decreased due to higher product costs, higher other product-related expenses including freight and distribution costs, and higher royalty expense as a result of increased sales of products tied to licensed properties, partially offset by price increases and savings from Mattel’s Operational Excellence 2.0 program.

Advertising and Promotion Expenses

Advertising and promotion expenses remained flat at 11.0% of net sales in the third quarter of 2011 and 2010.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $338.6 million, or 16.9% of net sales, in the third quarter of 2011, as compared to $377.3 million, or 20.6% of net sales, in 2010. The dollar decrease is driven primarily by lower incentive and equity compensation expense, savings from Mattel’s Operational Excellence 2.0 program, including lower legal-related costs, and a benefit from the absence of asset impairment charges in 2010, partially offset by higher other employee-related expenses, investments in strategic initiatives, and the impact of foreign currency exchange.

Non-Operating Items

Interest expense increased from $13.8 million in the third quarter of 2010 to $15.4 million in 2011, driven primarily by interest expense associated with the $500.0 million of senior notes issued in September 2010.

Interest income decreased from $1.8 million in the third quarter of 2010 to $1.1 million in 2011, driven primarily by lower average interest rates, partially offset by higher average invested cash balances. Other non-operating income increased by $2.4 million in the third quarter of 2011, driven primarily by other investment gains, partially offset by net foreign currency exchange losses.

Provision for Income Taxes

Mattel’s provision for income taxes was $84.9 million in the third quarter of 2011, as compared to $63.4 million in 2010. Mattel recognized net discrete tax expense of $0.4 million during the third quarter of 2011, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Mattel recognized net discrete tax benefits of $16.8 million in the third quarter of 2010, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands.

Mattel Girls & Boys Brands US

Mattel Girls & Boys Brands US gross sales were $581.3 million in the third quarter of 2011, up $44.1 million or 8%, as compared to $537.2 million in 2010. Within this segment, gross sales of Barbie® products increased 13% and gross sales of Other Girls products increased 30%, driven primarily by higher sales of Monster High® and Disney Princess™ products. Gross sales of Wheels products decreased 7%, driven primarily by lower sales of Matchbox® products. Gross sales of Entertainment products increased 5%, driven primarily by sales of CARS® products, partially offset by lower sales of Toy Story® 3 products. Cost of sales increased 10% in the third quarter of 2011, as compared to an 8% increase in net sales, primarily due to higher product costs and royalty expense. Gross margin decreased primarily due to higher product costs and royalty expense, partially offset by price increases.

Mattel Girls & Boys Brands US segment income increased $17.1 million, from $151.3 million in the third quarter of 2010 to $168.4 million in 2011, driven primarily by higher net sales, partially offset by lower gross margin and higher advertising and promotion expenses.

Fisher-Price Brands US

Fisher-Price Brands US gross sales were $475.7 million in the third quarter of 2011, up $16.4 million or 4%, as compared to $459.3 million in 2010. Within this segment, gross sales of Core Fisher-Price® products increased 10%. Gross sales of Fisher-Price® Friends products decreased 17%, driven primarily by the discontinuation of the Sesame Street® license. Cost of sales increased 8% in the third quarter of 2011, as compared to a 4% increase in net sales, primarily due to higher product costs, partially offset by lower royalty expense. Gross margin decreased primarily due to higher product costs, partially offset by price increases.

Fisher-Price Brands US segment income decreased $11.6 million, from $94.0 million in the third quarter of 2010 to $82.4 million in 2011, driven primarily by lower gross margin and higher advertising and promotion expenses, partially offset by higher net sales.

American Girl Brands

American Girl Brands gross sales were $87.6 million in the third quarter of 2011, up $3.2 million or 4%, as compared to $84.4 million in 2010, driven primarily by Kanani™, the 2011 Girl of the Year® doll, and the new American Girl® stores in Overland Park, Kansas, McLean, Virginia, and Lynwood, Washington, which opened in September 2010, June 2011, and July 2011, respectively. Cost of sales increased 8% in the third quarter of 2011, as compared to a 4% increase in net sales, primarily due to higher product costs and freight and logistics expense. Gross margin decreased primarily due to higher product costs and freight and logistics expense, partially offset by price increases.

American Girl Brands segment income decreased $2.9 million, from $8.9 million in the third quarter of 2010 to $6.0 million in 2011, driven primarily by higher other selling and administrative expenses from retail expansion and lower gross margin, partially offset by higher net sales.

International

The following table provides a summary of percentage changes in gross sales within the International segment for the third quarter of 2011 versus 2010:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	13	5
Europe	12	6
Latin America	16	4
Asia Pacific	14	7
Other	9	3

International gross sales were $1.04 billion in the third quarter of 2011, up $122.6 million or 13%, as compared to $916.0 million in 2010, with favorable changes in currency exchange rates of 5 percentage points. Gross sales of Mattel Girls & Boys Brands increased 20%, with favorable changes in currency exchange rates of 6 percentage points. Gross sales of Barbie® products increased 19%, with favorable changes in currency exchange rates of 6 percentage points. Gross sales of Other Girls products increased 33%, with favorable changes in currency exchange rates of 6 percentage points, driven primarily by higher sales of Monster High® and Disney Princess™ products, partially offset by lower sales of Polly Pocket® products. Gross sales of Wheels products increased 12%, with favorable changes in currency exchange rates of 6 percentage points, driven primarily by increased sales of Hot Wheels® products. Gross sales of Entertainment products increased 22%, with favorable changes in currency exchange rates of 7 percentage points, driven primarily by sales of CARS® products, partially offset by lower sales of Toy Story® 3 products. Gross sales of Fisher-Price Brands decreased 4%, with favorable changes in currency exchange rates of 3 percentage points. Gross sales of Core Fisher-Price® products decreased 1%, with favorable changes in currency exchange rates of 3 percentage points. Gross sales of Fisher-Price® Friends products decreased 14%, with favorable changes in currency exchange rates of 3 percentage points. Cost of sales increased 20% in the third quarter of 2011, as compared to a 13% increase in net sales, primarily due to higher product costs and royalty expense. Gross margin decreased primarily due to higher product costs, royalty expense, and the unfavorable impact of foreign currency exchange, partially offset by price increases.

International segment income increased $17.3 million, from $200.9 million in the third quarter of 2010 to $218.2 million in 2011, driven primarily by higher net sales, partially offset by lower gross margin and higher advertising and promotion expenses.

Results of Operations—First Nine Months

Consolidated Results

Net sales for the first nine months of 2011 were $4.11 billion, up 10%, as compared to $3.73 billion in 2010, with favorable changes in currency exchange rates of 3 percentage points. Net income for the first nine months of 2011 was $397.9 million, or $1.12 per diluted share, as compared to $359.7 million, or $0.97 per diluted share, in 2010. Net income for the first nine months of 2011 was positively impacted by higher net sales, partially offset by lower gross margin, higher advertising and promotion expenses, higher other selling and administrative expenses, and lower discrete income tax benefits.

The following table provides a summary of Mattel’s consolidated results for the first nine months of 2011 and 2010 (in millions, except percentage and basis point information):

	For the Nine Months Ended September 30,				Year/Year Change
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$4,112.3	100.0%	$3,731.6	100.0%	10%	—

Gross profit	$1,985.5	48.3%	$1,859.0	49.8%	7%	–150
Advertising and promotion expenses	437.9	10.6	397.7	10.7	10%	–10
Other selling and administrative expenses	1,004.0	24.4	988.0	26.5	2%	–210

Operating income	543.6	13.2	473.3	12.7	15%	50
Interest expense	51.8	1.3	40.9	1.1	27%	20
Interest (income)	(6.7)	–0.2	(7.1)	–0.2	–6%	—
Other non-operating (income), net	(3.3)		(2.5)

Income before income taxes	$501.8	12.2%	$442.0	11.8%	14%	40

Sales

Net sales for the first nine months of 2011 were $4.11 billion, up 10%, as compared to $3.73 billion in 2010, with favorable changes in currency exchange rates of 3 percentage points. Gross sales within the US increased 7% in the first nine months of 2011, as compared to 2010, and accounted for 51% of consolidated gross sales in the first nine months of 2011 as compared to 53% of consolidated gross sales in 2010. Gross sales in international markets increased 15% in the first nine months of 2011, as compared to 2010, with favorable changes in currency exchange rates of 6 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 17% in the first nine months of 2011 to $2.80 billion, with favorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 11% and international gross sales increased 21%, with favorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Barbie® increased 15%, with favorable changes in currency exchange rates of 4 percentage points. Domestic gross sales of Barbie® increased 7% and international gross sales increased 20%, with favorable changes in currency exchange rates of 6 percentage points. Worldwide gross sales of Other Girls products increased 32%, with favorable changes in currency exchange rates of 3 percentage points, driven primarily by higher sales of Monster High® and Disney Princess™ products, partially offset by lower sales of Polly Pocket® products. Worldwide gross sales of Wheels products increased 1%, with favorable changes in currency exchange rates of 3 percentage points, driven primarily by higher sales of Hot Wheels® products, partially offset by lower sales of Matchbox® products. Worldwide gross sales of Hot Wheels® increased 4%, with favorable changes in currency exchange rates of 3 percentage points. Worldwide gross sales of Entertainment products increased 22%, with favorable changes in currency exchange rates of 4 percentage points, driven primarily by sales of CARS® products, partially offset by lower sales of Toy Story® 3 products.

Worldwide gross sales of Fisher-Price Brands increased 1% in the first nine months of 2011 to $1.46 billion, with favorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Fisher-Price Brands increased 1% and international gross sales increased 1%, with favorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Core Fisher-Price® increased 5%, with favorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Core Fisher-Price® increased 6% and international gross sales increased 3%, with favorable changes in currency exchange rates of 3 percentage points. Worldwide gross sales of Fisher-Price® Friends decreased 14%, with favorable changes in currency exchange rates of 2 percentage points, driven primarily by the discontinuation of the Sesame Street® license. Domestic gross sales of Fisher-Price® Friends decreased 20% and international gross sales decreased 6%, with favorable changes in currency exchange rates of 4 percentage points.

American Girl Brands gross sales increased 6% in the first nine months of 2011 to $227.0 million, driven primarily by Kanani™, the 2011 Girl of the Year® doll, and the new American Girl® stores in Overland Park, Kansas, McLean, Virginia, and Lynwood, Washington, which opened in September 2010, June 2011, and July 2011, respectively.

Cost of Sales

Cost of sales as a percentage of net sales was 51.7% in the first nine months of 2011, as compared to 50.2% in 2010. Cost of sales increased by $254.2 million, or 14%, from $1.87 billion in the first nine months of 2010 to $2.13 billion in 2011, as compared to a 10% increase in net sales. Within cost of sales, product costs increased by $216.0 million, or 14%, from $1.51 billion in the first nine months of 2010 to $1.72 billion in 2011; royalty expense increased by $24.2 million, or 15%, from $165.4 million in the first nine months of 2010 to $189.6 million in 2011; and freight and logistics expenses increased by $14.0 million, or 7%, from $201.5 million in the first nine months of 2010 to $215.5 million in 2011.

Gross Profit

Gross profit as a percentage of net sales was 48.3% in the first nine months of 2011, as compared to 49.8% in 2010. The decrease in gross profit as a percentage of net sales was driven primarily by higher product costs, the unfavorable impact of foreign currency exchange, and higher royalty expense as a result of increased sales of products tied to licensed properties, partially offset by price increases and savings from Mattel’s Operational Excellence 2.0 program.

Advertising and Promotion Expenses

Advertising and promotion expenses, as a percentage of net sales, were 10.6% of net sales in the first nine months of 2011, as compared to 10.7% in 2010.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.00 billion, or 24.4% of net sales, in the first nine months of 2011, as compared to $988.0 million, or 26.5% of net sales, in 2010. The dollar increase is driven primarily by higher employee-related costs, including merit and other compensation expense, higher legal-related costs, investments in strategic initiatives, and the impact of foreign currency exchange, partially offset by lower incentive and equity compensation expense, a benefit from the absence of asset impairment charges in 2010, and savings from Mattel’s Operational Excellence 2.0 program.

Non-Operating Items

Interest expense increased from $40.9 million in the first nine months of 2010 to $51.8 million in 2011, driven primarily by interest expense associated with the $500.0 million of senior notes issued in September 2010.

Interest income decreased from $7.1 million in the first nine months of 2010 to $6.7 million in 2011, driven primarily by lower average interest rates, partially offset by higher average invested cash balances. Other non-operating income increased by $0.9 million in the first nine months of 2011, driven primarily by other investment gains, partially offset by net foreign currency exchange losses.

Provision for Income Taxes

Mattel’s income tax provision was $103.9 million in the first nine months of 2011, as compared to $82.3 million in 2010. Mattel recognized net discrete tax benefits of $6.0 million during the first nine months of 2011, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Mattel recognized net discrete tax benefits of $21.1 million during the first nine months of 2010, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided.

During the first nine months of 2010, Mattel reached a resolution with the Internal Revenue Service (“IRS”) regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s consolidated financial statement for the first nine months of 2010.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands.

Mattel Girls & Boys Brands US

Mattel Girls & Boys Brands US gross sales were $1.21 billion in the first nine months of 2011, up $121.9 million or 11%, as compared to $1.09 billion in 2010. Within this segment, gross sales of Barbie® products increased 7% and gross sales of Other Girls products increased 30%, driven primarily by higher sales of Monster High® and Disney Princess™ products, partially offset by lower sales of Polly Pocket® products. Gross sales of Wheels products decreased 8%, driven primarily by lower sales of Hot Wheels® and Matchbox® products. Gross sales of Entertainment products increased 21%, driven primarily by increased sales of CARS® products, partially offset by lower sales of Toy Story® 3 products. Cost of sales increased 12% in the first nine months of 2011, as compared to an 11% increase in net sales, primarily due to higher product costs and royalty expense. Gross margin decreased primarily due to higher product costs and royalty expense, partially offset by price increases.

Mattel Girls & Boys Brands US segment income increased $45.0 million, from $247.9 million in the first nine months of 2010 to $292.9 million in 2011, driven primarily by higher net sales, partially offset by higher advertising and promotion expenses and lower gross margin.

Fisher-Price Brands US

Fisher-Price Brands US gross sales were $872.5 million in the first nine months of 2011, up $6.1 million or 1%, as compared to $866.4 million in 2010. Within this segment, gross sales of Core Fisher-Price® products increased 6%. Gross sales of Fisher-Price® Friends products decreased 20%, driven primarily by the discontinuation of the Sesame Street® license. Cost of sales increased 4% in the first nine months of 2011, as compared to a 1% in net sales, primarily due to higher product costs, partially offset by lower royalty expense and freight and logistics expense. Gross margin decreased primarily due to higher product costs, partially offset by price increases.

Fisher-Price Brands US segment income decreased $27.4 million, from $127.0 million in the first nine months of 2010 to $99.6 million in 2011, driven primarily by lower gross margin, higher other and selling administrative expenses, and higher advertising and promotion expenses.

American Girl Brands

American Girl Brands gross sales were $227.0 million in the first nine months of 2011, up $13.5 million or 6%, as compared to $213.5 million in 2010, driven primarily by Kanani™, the 2011 Girl of the Year® doll, and the new American Girl® stores in Overland Park, Kansas, McLean, Virginia, and Lynwood, Washington, which opened in September 2010, June 2011, and July 2011, respectively. Cost of sales increased 7% in the first nine months of 2011, as compared to a 6% increase in net sales, primarily due to higher product costs and freight and logistics expense. Gross margin decreased primarily due to higher product costs and freight and logistics expense, partially offset by price increases.

American Girl Brands segment income decreased $0.1 million, from $8.6 million in the first nine months of 2010 to $8.5 million in 2011, driven primarily by higher selling and administrative expenses from retail expansion and lower gross margin, partially offset by higher sales.

International

The following table provides a summary of percentage changes in gross sales within the International segment for the first nine months of 2011 versus 2010:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency (in % pts)
Total International	15	6
Europe	13	6
Latin America	19	6
Asia Pacific	18	7
Other	11	4

International gross sales were $2.18 billion in the first nine months of 2011, up $287.8 million or 15%, as compared to $1.89 billion in 2010, with favorable changes in currency exchange rates of 6 percentage points. Gross sales of Mattel Girls & Boys Brands increased 21%, with favorable changes in currency exchange rates of 6 percentage points. Gross sales of Barbie® products increased 20%, with favorable changes in currency exchange rates of 6 percentage points. Gross sales of Other Girls products increased 34%, with favorable changes in currency exchange rates of 6 percentage points, driven primarily by higher sales of Monster High® and Disney Princess™ products, partially offset by lower sales of Polly Pocket® products. Gross sales of Wheels products increased 10%, with favorable changes in currency exchange rates of 6 percentage points, driven primarily by increased sales of Hot Wheels® products. Gross sales of Entertainment products increased 24%, with favorable changes in currency exchange rates of 8 percentage points, driven primarily by sales of CARS® products, partially offset by lower sales of Toy Story® 3 products. Gross sales of Fisher-Price Brands increased 1%, with favorable changes in currency exchange rates of 4 percentage points. Gross sales of Core Fisher-Price® products increased 3%, with favorable changes in currency exchange rates of 3 percentage points. Gross sales of Fisher-Price® Friends products decreased 6%, with favorable changes in currency exchange rates of 4 percentage points, driven primarily by the discontinuation of the Sesame Street® license. Cost of sales increased 19% in the first nine months of 2011, as compared to a 15% increase in net sales, primarily due to higher product costs, royalty expense, and unfavorable foreign currency exchange. Gross margin decreased primarily due to higher product costs, royalty expense, and the unfavorable impact of foreign currency exchange, partially offset by price increases.

International segment income increased $61.7 million, from $308.1 million in the first nine months of 2010 to $369.8 million in 2011, driven primarily by higher net sales, partially offset by lower gross margin and higher advertising and promotion expenses.

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

Mattel recognized Operational Excellence 2.0 gross savings (excluding legal savings) of approximately $16 million and $30 million in the third quarter and first nine months of 2011, respectively. In addition, legal savings for the third quarter were approximately $18 million. While some of the positive impact will be seen in 2011, Mattel expects to realize the majority of the $150 million savings goal in 2012, given the timing of investment costs and timelines required to complete the initiatives.

Income Taxes

Mattel’s provision for income taxes was $103.9 million in the first nine months of 2011, as compared to $82.3 million in the first nine months of 2010. Mattel recognized net discrete tax expense $0.4 million and net discrete tax benefits of $6.0 million, during the third quarter and first nine months of 2011, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Mattel recognized net discrete tax benefits of $16.8 and $21.1 million during the third quarter and first nine months of 2010 respectively, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided.

During the first nine months of 2010, Mattel reached a resolution with the IRS regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s consolidated financial statements for the first nine months of 2010.

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

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper market and its $1.4 billion domestic unsecured committed revolving credit facility, which the Company uses for seasonal working capital requirements. As of September 30, 2011, Mattel had available incremental borrowing resources totaling $1.2 billion under its domestic unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Operating Activities

Cash flows used for operating activities were $322.1 million in the first nine months of 2011, as compared to $427.6 million in 2010. The decrease in cash flows used for operating activities was primarily due to the collection of $300.0 million of domestic receivables not factored in 2010 and higher net income, partially offset by higher working capital usage.

Investing Activities

Cash flows used for investing activities were $118.9 million in the first nine months of 2011, as compared to $89.2 million in 2010. The increase in cash flows used for investing activities was primarily due to higher purchases of other property, plant, and equipment and tools, dies, and molds, partially offset by higher net proceeds received related to settled foreign currency forward exchange contracts.

Financing Activities

Cash flows used for financing activities were $586.8 million in the first nine months of 2011, as compared to cash flows provided from financing activities of $355.8 million in 2010. The increase in cash flows used for financing activities was primarily due to repayment of long-term borrowings consistent with scheduled maturities, the issuance of $500.0 million of senior notes in 2010, higher share repurchases, and dividend payments made during the first nine months of 2011, partially offset by proceeds from short-term borrowings.

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

Mattel is required to meet financial covenants at the end of each quarter and fiscal year, using the formulae specified in the credit facility agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the nine months ended September 30, 2011. As of September 30, 2011, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.0 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 15.1 to 1 (compared to a minimum required of 3.50 to 1).

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

Financial Position

Mattel’s cash and equivalents decreased by $1.03 billion to $254.5 million at September 30, 2011, as compared to December 31, 2010. The decrease was driven primarily by seasonal increases in working capital usage, $407.4 million of share repurchases, repayment of $200.0 million of 2006 Senior Notes and $40.0 million of Medium-term notes, and $238.6 million of dividend payments made in the first nine months of 2011. The decrease was partially offset by proceeds from short-term borrowings of $236.8 million.

Accounts receivable increased by $100.6 million to $1.65 billion at September 30, 2011, as compared to September 30, 2010, primarily due to higher net sales.

Accounts payables and accrued liabilities decreased by $82.3 million to $1.06 billion at September 30, 2011, as compared to September 30, 2010, driven primarily by the timing and amount of payments of various accrued liabilities, including incentive compensation, taxes other than income taxes, advertising, and royalties.

The current portion of long-term debt decreased by $190.0 million to $60.0 million at September 30, 2011, as compared to $250.0 million at December 31, 2010 due to the repayment of $200.0 million of 2006 Senior Notes and $40.0 million of Medium-term notes, partially offset by the reclassification of $50.0 million of Medium-term notes to current.

A summary of Mattel’s capitalization is as follows:

	September 30, 2011		September 30, 2010		December 31, 2010
	(In millions, except percentage information)
Medium-term notes	$50.0	2%	$110.0	3%	$100.0	2%
2008 Senior Notes	350.0	9	350.0	8	350.0	9
2010 Senior Notes	500.0	13	500.0	12	500.0	12

Total noncurrent long-term debt	900.0	24	960.0	23	950.0	23
Other noncurrent liabilities	472.6	12	495.9	11	488.9	12
Stockholders’ equity	2,430.5	64	2,857.1	66	2,628.6	65

	$3,803.1	100%	$4,313.0	100%	$4,067.5	100%

Stockholders’ equity decreased by $426.7 million to $2.43 billion at September 30, 2011, as compared to September 30, 2010, primarily as a result of share repurchases, Mattel’s 2010 annual dividend paid in the fourth quarter of 2010, dividend payments made in the first nine months of 2011, and the impact of foreign currency translation adjustments, partially offset by net income. Stockholders’ equity decreased by $198.1 million, as compared to December 31, 2010, primarily as a result of share repurchases, dividend payments made in the first nine months of 2011, and the impact of foreign currency translation adjustments, partially offset by net income.

Mattel’s debt-to-total-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 29.8% at September 30, 2010 to 33.0% at September 30, 2011 due primarily to decreased stockholder’s equity and increased short-term borrowings. Mattel’s objective is to maintain a year-end debt-to-capital ratio of approximately 25%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2010, and did not change during the first nine months of 2011.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$581,290	$537,159	$1,208,117	$1,086,198
Fisher-Price Brands US	475,697	459,299	872,485	866,401
American Girl Brands	87,625	84,372	227,017	213,458

Total Domestic	1,144,612	1,080,830	2,307,619	2,166,057
International	1,038,636	916,020	2,180,894	1,893,112

Gross sales	2,183,248	1,996,850	4,488,513	4,059,169
Sales adjustments	(184,488)	(163,794)	(376,230)	(327,528)

Net sales	$1,998,760	$1,833,056	$4,112,283	$3,731,641

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase and sale transactions denominated in the Mexican peso, Brazilian real, Euro, and British pound sterling are the primary transactions that cause foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures were related to its net investment in entities having functional currencies denominated in the Mexican peso, Brazilian real, Euro, and British pound sterling.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Robert A. Eckert, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended September 30, 2011.

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

Recent Sales of Unregistered Securities

During the third quarter of 2011, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the third quarter of 2011:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—31
Repurchase program (1)	1,815,755	$27.48	1,815,755	$161,851,797
Employee transactions (2)	263,099	26.66	N/A	N/A
August 1—31
Repurchase program (1)	1,978,900	25.26	1,978,900	111,864,085
Employee transactions (2)	232,869	26.38	N/A	N/A
September 1—30
Repurchase program (1)	2,765,279	26.41	2,765,279	38,829,493
Employee transactions (2)	2,305	26.14	N/A	N/A

Total
Repurchase program (1)	6,559,934	$26.36	6,559,934	$38,829,493
Employee transactions (2)	498,273	26.53	N/A	N/A

(1)	In October 2011, Mattel’s Board of Directors authorized a $500.0 million increase to Mattel’s share repurchase program. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated October 26, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated October 26, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated October 26, 2011 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ H. Scott Topham
H. Scott Topham Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: October 26, 2011