Form 10-K
period 2011-12-31
MATTEL INC /DE/
filed 2012-02-23
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant calculated using the market price as of the close of business June 30, 2011 was $9,463,557,552.

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 16, 2012:

338,998,144 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Mattel, Inc. 2012 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

MATTEL, INC. AND SUBSIDIARIES

PART I

Item 1. Business.

Mattel, Inc. (“Mattel”) designs, manufactures, and markets a broad variety of toy products worldwide which are sold to its customers and directly to consumers. Mattel’s vision is “creating the future of play.” Mattel’s objectives are to grow its share in the marketplace, sustain gross margins of about 50%, leverage its scale to deliver cost savings and lower its selling and administrative costs, and create long-term stockholder value. To achieve these objectives, management has established the following strategies:

The first strategy is to deliver consistent growth by continuing the momentum in its core brands, optimizing entertainment partnerships, building new franchises, and working to expand and leverage its international footprint.

The second strategy is to optimize operating margins through sustaining gross margins of about 50% and delivering on cost savings initiatives.

The third strategy is to generate significant cash flow and continue its disciplined, opportunistic, and value-enhancing deployment.

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics®, and Monster High® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS®, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, and Batman®, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, Imaginext®, and View-Master® (collectively “Core Fisher-Price®”), Dora the Explorer®, Go Diego Go!®, Thomas and Friends®, Mickey Mouse® Clubhouse, Sing-a-ma-jigs®, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

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

For additional information on Mattel’s operating segment reporting, including revenues, segment income, and assets, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Segment Results” and Item 8 “Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Segment Information.” For additional information regarding geographic areas, see Item 8 “Financial Statements and Supplementary Data—Note 14 to

the Consolidated Financial Statements—Segment Information.” For a discussion of the risks inherent in the foreign operations of Mattel, which affect each segment, see Item 1A “Risk Factors—Factors That May Affect Future Results.”

Domestic Segment

The Domestic segment markets and sells toys through the Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands segments.

In the Mattel Girls & Boys Brands US segment, Barbie® includes brands such as Barbie® fashion dolls and accessories, and Polly Pocket®, Little Mommy®, Disney Classics®, and Monster High® are included within Other Girls Brands. Wheels includes Hot Wheels®, Matchbox®, and Tyco R/C® vehicles and play sets. Entertainment includes CARS®, Radica®, Toy Story®, WWE® Wrestling, and Batman®, as well as games and puzzles.

In 2012, for Mattel Girls Brands, Barbie® will be launching the most extensive, full year brand-wide campaign to date that invites girls to “See What Happens when they play with Barbie®”. The global campaign will be supported by extensive product introductions, TV and events, as well as a microsite for both girls and brand fans entitled “barbiewow.com”. In 2012, new products will be featured to support two full-length animated launches, Barbie in a Mermaid Tale® 2 in spring 2012 and Barbie® Princess and the Pop Star™ in fall 2012. In addition, Barbie® is launching a new digital series entitled Barbie®, Life in the Dreamhouse™. Monster High® will have new characters and products, as well as televised entertainment and webisodes throughout 2012. In addition, the first DVD, Ghouls Rule, will be released in fall 2012. Disney Princess® will have two tent pole events to support growth for 2012. In June 2012, new products will be featured to support the theatrical release of the feature film, Disney/Pixar’s Brave™ and a broad range of dolls, fashions, and accessories will be released to support the Platinum DVD release of Cinderella.

In 2012, Hot Wheels® will continue its overarching brand campaign with Team Hot Wheels. Hot Wheels® will introduce new product lines such as Total Control Racing vehicles and track sets, as well as a global launch of Team Hot Wheels toys and consumer products. Matchbox® will launch a new play set product line in the spring, and a new product line of vehicles and figures in the fall called Big Boots. Tyco R/C® will introduce new products such as the new smart phone compatible Nitro Speeders™. The Entertainment business will include new innovative products based on the DC Comics’ Batman® feature film, The Dark Knight Rises®. New product extensions of Disney/Pixar’s CARS®, including the transforming die cast vehicles, CARS® Quick Changers® and CARS® Micro Drifters™, and the Toy Story® franchise will be introduced. WWE® Wrestling will extend its product line with Flex Force Lightening™ Figures, Rumblers® Blastin’ Breakdown set, and Brawlin Buddies®. For games and puzzles, Mattel will launch dice game product extensions of its existing UNO®, Phase 10®, Skip Bo®, and Apples to Apples® games, as well as launch new Kids games based on the Angry Birds™, Fruit Ninja®, and Cut the Rope® properties. Radica® will expand the Girl Tech® toy, Fijit Friends®, with new innovative offerings.

The Fisher-Price Brands US segment includes Fisher-Price®, Little People®, BabyGear™, Imaginext®, View-Master®, Dora the Explorer®, Go Diego Go!®, Thomas and Friends®, Mickey Mouse® Clubhouse, Sing-a-ma-jigs®, See ‘N Say®, and Power Wheels®. In 2012, Fisher-Price® will continue its Joy of Learning advertising campaign. A fresh new focus on virtual and physical play dates will support the overarching theme that nothing is more amazing than sharing the joy of learning with your child. New product lines will be introduced supporting learning opportunities throughout the early childhood years. The launch of the new infant physical activity line, featuring the Cruise & Groove Ballapalooza™, stands as the ultimate innovation for a baby’s physical development. For preschool playtime, the popular Imaginext® and Little People® product lines will continue to encourage imagination, language, and social skills with the Imaginext® Eagle Talon Castle and Little People® Disney Princess® Songs Palace. In 2012, Fisher-Price® licensed brands will continue to expand interactive playtime with the introduction of Master Moves Mickey, which encourages children to start their own dance craze with their family. New product introductions for 2012 will also include an Apptivity line of cases for iPhone®, iPod touch®, and iPad® devices, the Kid-Tough® Portable DVR, which allows children to take their favorite shows with them, and Fantastic Gymnastics Dora®.

The American Girl Brands segment is a direct marketer, children’s publisher, and retailer best known for its flagship line of historical dolls, books, and accessories, as well as the My American Girl® and Bitty Baby®

brands. American Girl Brands also publishes best-selling Advice & Activity books and the award-winning American Girl® magazine. In January 2012, American Girl® introduced McKenna™, the newest Girl of the Year® doll. American Girl Brands products are sold only in the US and Canada.

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

Mattel’s International segment revenue represented 48% of worldwide consolidated gross sales in 2011. Within the International segment, Mattel operates in four regional groups that generated the following gross sales during 2011:

	Amount	Percentage of International Gross Sales
	(In millions, except percentage information)
Europe	$1,656.7	51%
Latin America	991.4	30
Asia Pacific	384.2	12
Other	228.1	7

	$3,260.4	100%

No individual country within the International segment exceeded 6% of worldwide consolidated gross sales during 2011.

The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of Mattel’s international operations. Mattel enters into foreign currency forward exchange contracts, primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies, to limit the effect of exchange rate fluctuations on its results of operations and cash flows. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Derivative Instruments.” For financial information by geographic area, see Item 8 “Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Segment Information.”

2012 Changes to Segments

As part of Mattel’s Operational Excellence 2.0 program, effective January 2012, Mattel has modified its organizational structure, which will result in changes to its operating segments. The new operating segments are: (i) North America, which will include Mattel Girls & Boys Brands US, Fisher-Price Brands US, and Canada, (ii) American Girl, and (iii) International.

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

Competition and Industry Background

Competition in the manufacture, marketing, and sale of toys is based primarily on quality, play value, and price. Mattel offers a diverse range of products for children of all ages and families that include, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. The Mattel Girls & Boys Brands US and Fisher-Price Brands US segments compete with several large toy companies, including Bandai, Hasbro, Jakks Pacific, Leap Frog, Lego, MGA Entertainment, Spin Master, Tomy, and VTech, many smaller toy companies, and several manufacturers of video games and consumer electronics. American Girl Brands competes with companies that manufacture girls’ toys and with children’s book publishers and retailers. Mattel’s International segment competes with global toy companies including Bandai, Hasbro, Lego, MGA Entertainment, Playmobile, Tomy, and VTech, other national and regional toy companies, and manufacturers of video games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area, but do not compete with Mattel or other international toy companies worldwide.

Competition among the above companies is intensifying due to recent trends towards shorter life cycles for individual toy products and an increasing use of high technology in toys. In addition, as a result of the phenomenon of “children getting older younger,” resulting from children outgrowing toys at younger ages, Mattel competes with companies that sell products outside the toy aisle, such as electronic consumer products and video games. Competition is increased further by the fact that a small number of retailers account for a large portion of all toy sales, control the shelf space from which toys are viewed, and have direct contact with parents and children through in-store purchases, coupons, and print advertisements. Such retailers can and do promote their own private-label toys, facilitate the sale of competitors’ toys, and allocate shelf space to one type of toys over another.

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

Product Design and Development

Through its product design and development group, Mattel regularly refreshes, redesigns, and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue this activity effectively. See Item 1A “Risk Factors—Factors That May Affect Future Results.” Product design and development activities are principally conducted by a group of professional designers and engineers employed by Mattel. During 2011, 2010, and 2009, Mattel incurred expenses of $179.0 million, $173.9 million, and $171.3 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Item 8 “Financial Statements and Supplementary Data—Note 15 to the Consolidated Financial Statements—Supplemental Financial Information.”

Additionally, independent toy designers and developers bring concepts and products to Mattel and are generally paid a royalty on the net selling price of products licensed to Mattel. These independent toy designers may also create different products for other toy companies.

Advertising and Marketing

Mattel supports its product lines with extensive advertising and consumer promotions. Advertising takes place at varying levels throughout the year and peaks during the traditional holiday season. Advertising includes television and radio commercials, magazine, newspaper, and internet advertisements, and social media. Promotions include in-store displays, sweepstakes, merchandising materials, and major events focusing on products and tie-ins with various consumer products companies.

During 2011, 2010, and 2009, Mattel incurred expenses of $699.2 million (11.2% of net sales), $647.3 million (11.1% of net sales), and $609.8 million (11.2% of net sales), respectively, for advertising and promotion.

Sales

Mattel’s products are sold throughout the world. Products within the Domestic segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers by Mattel Girls & Boys Brands US and Fisher-Price Brands US. Mattel also operates several small retail outlets, generally near or at its corporate headquarters and distribution centers as a service to its employees and as an outlet for its products. American Girl Brands products are sold directly to consumers and its children’s publications are also sold to certain retailers. Mattel has eleven retail stores, American Girl Place® in Chicago, Illinois, New York, New York, and Los Angeles, California, and American Girl® stores in Alpharetta, Georgia, Dallas, Texas, Natick, Massachusetts, Bloomington, Minnesota, Lone Tree, Colorado, Overland Park, Kansas, McLean, Virginia, and Lynnwood, Washington, each of which features children’s products from the American Girl Brands segment. American Girl Brands also has a retail outlet in Oshkosh, Wisconsin that serves as an outlet for its products. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia, Canada, and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America and Europe that serve as outlets for its products. Additionally, Mattel sells certain of its products online through its website.

During 2011, Mattel’s three largest customers (Wal-Mart at $1.2 billion, Toys “R” Us at $0.7 billion, and Target at $0.5 billion) accounted for approximately 38% of worldwide consolidated net sales in the aggregate. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US, none of which exceed 10% of net sales. The customers and the degree of concentration vary depending upon the region or nation. See Item 1A “Risk Factors—Factors That May Affect Future Results” and Item 8 “Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Segment Information.”

Licenses and Distribution Agreements

Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.

Mattel has entered into agreements to license entertainment properties from, among others, Disney Enterprises, Inc. (including ©Disney characters such as Mickey Mouse®, Disney Princess®, CARS® and Toy Story® from Pixar, Winnie the Pooh, and certain Disney films and television properties for use in Mattel’s games), Viacom International, Inc. relating to its Nickelodeon™ properties (including Dora the Explorer® and Go Diego Go!®), Warner Bros. Consumer Products (including Batman®, Superman®, Justice League®, and Green Lantern®), Sesame Workshop® through December 31, 2010 (relating to its Sesame Street® properties including Elmo), WWE® Wrestling, and HIT Entertainment™ relating to its Thomas and Friends® properties.

Royalty expense for 2011, 2010, and 2009 was $262.4 million, $245.9 million, and $188.5 million, respectively. See “Commitments” and Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Commitments and Contingencies.”

Mattel also licenses a number of its trademarks and other property rights to others for use in connection with the sale of non-toy products that do not compete with Mattel’s products. Mattel distributes some third-party finished products that are independently designed and manufactured.

Trademarks, Copyrights and Patents

Most of Mattel’s products are sold under trademarks, trade names, and copyrights and a number of these products incorporate patented devices or designs. Trademarks, copyrights, and patents are significant assets of Mattel in that they provide product recognition and acceptance worldwide.

Mattel customarily seeks trademark, copyright, and patent protection covering its products, and it owns or has applications pending for US and foreign trademarks, copyrights, and patents covering many of its products. A number of these trademarks, copyrights, and patents relate to product lines that are significant to Mattel’s business and operations. Mattel believes its rights to these properties are adequately protected, but there can be no assurance that its rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged.

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

Purchase and service agreements with terms extending through 2016 contain future minimum payments aggregating approximately $406 million. Licensing and similar agreements with terms extending through 2016 and beyond contain provisions for future guaranteed minimum payments aggregating approximately $314 million. Lease commitments with terms extending through 2016 and beyond contain future minimum obligations aggregating approximately $473 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments” and Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Commitments and Contingencies.”

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

Seasonal Financing

See Item 8 “Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

Government Regulations and Environmental Quality

Mattel’s products sold in the US are subject to the provisions of the Consumer Product Safety Act, as amended by the Consumer Product Safety Improvements Act of 2008, the Federal Hazardous Substances Act, and the Consumer Product Safety Improvement Act of 2008, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug, and Cosmetics Act, and the regulations promulgated pursuant to such statutes. These statutes and the related regulations ban from the market consumer products that fail to comply with applicable product safety laws, regulations, and standards. The Consumer Product Safety Commission may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. Similar laws exist in some US states.

Mattel’s products sold worldwide are subject to the provision of similar laws and regulations in many jurisdictions including new product safety laws and regulations in the European Union and Canada.

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

Employees

The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 2011, Mattel’s total number of employees was approximately 28,000.

Executive Officers of the Registrant

The current executive officers of Mattel, all of whom are appointed annually by and serve at the pleasure of the Board of Directors, are as follows:

Name	Age	Position	Executive Officer Since
Bryan G. Stockton	58	Chief Executive Officer and Director	2000
David Allmark	48	Executive Vice President, Fisher-Price Brands	2011
Ellen L. Brothers	56	Executive Vice President of Mattel and President, American Girl	2003
Thomas A. Debrowski	61	Executive Vice President, Worldwide Operations	2000
Kevin M. Farr	54	Chief Financial Officer	1996
Alan Kaye	58	Executive Vice President, Chief Human Resources Officer	2000
Timothy J. Kilpin	51	Executive Vice President, Mattel Brands El Segundo	2011
Geoff M. Massingberd	54	Executive Vice President, International	2007
Robert Normile	52	Executive Vice President, Chief Legal Officer and Secretary	1999
Jean-Christophe Pean	47	Executive Vice President, North America	2012
Mandana Sadigh	52	Senior Vice President and Treasurer	2010
H. Scott Topham	51	Senior Vice President and Corporate Controller	2004

Mr. Stockton has been Chief Executive Officer and a director since January 2012. He served as Chief Operating Officer from January 2011 to December 2011, as President, International from November 2007 to January 2011, as Executive Vice President, International from February 2003 to November 2007 and as Executive Vice President, Business Planning and Development from November 2000 until February 2003. From April 1998 until November 2000, he was President and Chief Executive Officer of Basic Vegetable Products, the largest manufacturer of vegetable ingredients in the world. For more than 20 years prior to that, he was employed by Kraft Foods, Inc., the largest packaged food company in North America, and was President of Kraft North American Food Service from August 1996 to March 1998.

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

Mr. Pean has been Executive Vice President, North America since February 2012. He served as Senior Vice President and General Manager of Asia Pacific from December 2007 to January 2012, and Vice President and General Manager UK from August 2004 to December 2007. He began working at Mattel as Sales Director in 1998. Prior to joining Mattel, he spent 11 years with Colgate Palmolive.

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

Factors That May Affect Future Results

If Mattel does not successfully identify or satisfy consumer preferences, its results of operations may be adversely affected.

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products–children–are continuously changing. Significant, sudden shifts in demand are caused by “hit” toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, digital media, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers and sellers of toys, video games, consumer electronics and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales, and increase its product sales or establish product sales with new, innovative toys, will depend on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to recent trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, and an increasing use of more sophisticated technology in toys. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease, and Mattel’s revenues, profitability and results of operations may be adversely affected.

High levels of competition make it difficult to achieve, maintain, or build upon the success of Mattel’s brands, products, and product lines.

Mattel faces competitors who are also constantly monitoring and attempting to anticipate consumer tastes, seeking ideas which will appeal to consumers and introducing new products that compete with Mattel’s products. In addition, competition for access to entertainment properties could lessen Mattel’s ability to secure, maintain, and renew popular licenses to entertainment products developed by other parties and licensed to Mattel or require Mattel to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain these licenses. If demand for Mattel’s brands, products and product lines is reduced as a result of these factors, Mattel’s results of operations may be adversely affected.

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

Mattel’s business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that are less popular with consumers. Sales of toy products at retail are highly seasonal, with a majority of retail sales occurring during the period from September through December. As a result, Mattel’s operating results depend, in large part, on sales during the relatively brief traditional holiday season. Retailers attempt to manage their inventories tightly, which requires Mattel to ship products closer to the time the retailers expect to sell the products to consumers. This in turn results in shorter lead times for production. Management believes that the increase in “last minute” shopping during the holiday season and the popularity of gift cards (which often shift purchases to after the holiday season) may negatively impact customer re-orders during the holiday season. These factors may decrease sales or increase the risks that Mattel may not be able to meet demand for certain products at peak demand times or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

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

A small number of customers account for a large share of Mattel’s net sales. In 2011, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 38% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 48% of net sales. While the concentration of Mattel’s business with a relatively small number of customers may provide certain benefits to Mattel, such as potentially more efficient product distribution and decreased costs of sales and distribution, this concentration may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results.

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

Significant increases in the price of commodities, transportation, or labor, if not offset by declines in other input costs, or a reduction or interruption in the delivery of raw materials, components and finished products from Mattel’s vendors could negatively impact Mattel’s financial results.

Cost increases, whether resulting from rising costs of materials, transportation, services, labor or compliance with existing or future regulatory requirements could impact the profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions, and other factors, there can be no assurance that Mattel will be able to offset any of these increased costs by adjusting the prices of its products. Increases in prices of Mattel’s products may not be sustainable, and could result in lower sales. Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including shortages of raw materials and components. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurance that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or in the delivery of finished products, whether resulting from more stringent regulatory requirements, disruptions in transportation, port delays, labor strikes, lockouts, an outbreak of a severe public health pandemic, the occurrence or threat of wars or other conflicts, or otherwise, or a significant increase in the price of one or more supplies, such as fuel or resin (which is an oil-based product used in plastics), could negatively impact Mattel’s financial results.

Significant changes in currency exchange rates or the ability to transfer capital across borders could have a significant adverse effect on Mattel’s business and results of operations.

Mattel operates facilities and sells products in numerous countries outside the United States. During 2011, Mattel’s net sales to international customers comprised 48% of Mattel’s total consolidated net sales. Management expects that sales to international customers will continue to account for a significant portion of Mattel’s sales. Furthermore, Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Highly inflationary economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel’s profitability. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in US Dollars, and partially hedging this exposure using foreign currency forward exchange contracts. These contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan and Venezuelan bolivar fuerte, could have a significant adverse effect on Mattel’s business and results of operations.

If global economic conditions deteriorate, Mattel’s business and financial results could be adversely affected.

Mattel designs, manufactures, and markets a wide variety of toy products worldwide through sales to customers and directly to consumers. Mattel’s performance is impacted by the level of discretionary consumer spending, which remains relatively weak in the United States and in many countries around the world in which Mattel does business. Consumers’ discretionary purchases of toy products may be impacted by job losses, foreclosures, bankruptcies, reduced access to credit, significantly falling home prices, lower consumer confidence, and other macroeconomic factors that affect consumer spending behavior. Any of these factors can reduce the amount which consumers spend on the purchase of Mattel’s products. Deterioration of global economic conditions or disruptions in credit markets in the markets in which Mattel operates could potentially have a material adverse effect on Mattel’s liquidity and capital resources, including increasing Mattel’s cost of capital or its ability to raise additional capital if needed, or otherwise adversely affect Mattel’s business and financial results.

In addition to experiencing potentially lower revenues during times of economic difficulty, in an effort to maintain sales during such times, Mattel may need to increase promotional spending or take other steps to encourage retailer and consumer purchase of its products. Those steps may lower net sales, increase costs and/or decrease operating margins.

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

Mattel’s business depends in large part on the success of its vendors and outsourcers, and Mattel’s brands and reputation may be harmed by actions taken by third-parties that are outside Mattel’s control. In addition, any material failure, inadequacy, or interruption resulting from such vendors or outsourcings could harm Mattel’s ability to effectively operate its business.

As a part of its efforts to cut costs, achieve better efficiencies and increase productivity and service quality, Mattel relies significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics and information technology. Any shortcoming of a Mattel vendor or outsourcer, particularly an issue affecting the quality of these services or systems, may be attributed by customers to Mattel, thus damaging Mattel’s reputation, brand value, and potentially affecting its results of operations. In addition, problems with transitioning these services and systems to or operating failures with these vendors and outsourcers could cause delays in product sales, reduce efficiency of Mattel’s operations, and significant capital investments could be required to remediate the problem.

Increases in interest rates, reduction of Mattel’s credit ratings, contraction of credit availability, or the inability of Mattel to meet the debt covenant requirements in its credit facilities could negatively impact Mattel’s ability to conduct its operations.

Mattel relies on external financing, including commercial paper and borrowings under its domestic unsecured committed revolving credit facility, to help fund its seasonal working capital needs. Increases in interest rates, both domestically and internationally, could negatively affect Mattel’s cost of financing its operations. Any reduction in Mattel’s credit ratings could increase the cost of obtaining financing. Mattel may be hindered from obtaining, or incur additional costs to obtain, additional credit in tight credit markets. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as market conditions and an inability to meet its debt covenant requirements, which include maintaining certain financial ratios. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its ability to access these sources of liquidity.

If Mattel is not able to adequately protect its proprietary intellectual property and information, its results of operations could be adversely affected.

The value of Mattel’s business depends on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents and trade secrets, in the US and around the world, as well as its customer, employee, and consumer data. Mattel may need to resort to litigation to protect its intellectual property rights, which could result in substantial costs and diversion of resources. If Mattel fails to protect its proprietary intellectual property and information, including any successful challenge to Mattel’s ownership of its intellectual property or material infringements of its intellectual property, this failure could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.

Mattel has acquired certain intellectual properties from third parties. Declines in the profitability of these acquired brands may impact Mattel’s ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in net earnings caused by impairment charges could harm Mattel’s financial results.

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

Mattel is subject to various laws and government regulations in numerous jurisdictions, violation of which could subject it to sanctions. In addition, changes in such laws or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact Mattel’s financial condition and results of operations.

Mattel operates in a highly regulated environment in the US and international markets. US federal, state, and local governmental entities, and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products. These regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), product safety and other safety standards, trade restrictions, duties and tariffs, and regulations regarding currency and financial matters, environmental matters, advertising directed toward children, product content, and privacy and data protection, as well as other administrative and regulatory restrictions. While Mattel takes all the steps it believes are necessary to comply with these laws and regulations, there can be no assurance that Mattel will be in compliance in the future. Failure to comply could result in monetary liabilities and other sanctions which could have a negative impact on Mattel’s business, financial condition and results of operations.

In addition, changes in laws or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact its financial condition and results of operations.

Issues with products may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities that could divert resources, affect business operations, decrease sales, increase costs, and put Mattel at a competitive disadvantage, any of which could have a significant adverse effect on Mattel’s financial condition.

Mattel has experienced, and may in the future experience, issues with products that may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to Mattel’s reputation, reduced demand by consumers for its products, decreased willingness by retailer customers to purchase or provide marketing support for those products, adverse impacts on Mattel’s ability to enter into licensing agreements for products on competitive terms, absence or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect Mattel’s business operations, decrease sales, increase legal fees and other costs, and put Mattel at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have a significant adverse effect on Mattel’s financial condition.

Mattel’s current and future operating procedures and product requirements may increase costs, significantly and adversely affect its relationship with vendors, and make it more difficult for Mattel to produce, purchase, and deliver products on a timely basis to meet market demands. Future conditions may require Mattel to adopt further changes that may increase its costs and further affect its relationship with vendors.

Mattel’s current operating procedures and product requirements, including testing requirements and standards, have imposed costs on both Mattel and the vendors from which it purchases products. Changes in business conditions, including those resulting from new legislative and regulatory requirements, have caused and in the future could cause further revisions in Mattel’s operating procedures and product requirements. Changes in Mattel’s operating procedures and product requirements may delay delivery of products and increase costs. Mattel’s relationship with its existing vendors may be adversely affected as a result of these changes, making Mattel more dependent on a smaller number of vendors. Some vendors may choose not to continue to do business with Mattel or not to accommodate Mattel’s needs to the extent that they have done in the past. In addition, rising production costs, contraction of credit availability, and labor shortages have caused a substantial contraction in the number of toy manufacturers in China, decreasing the number of potential vendors to manufacture Mattel’s products. Because of the seasonal nature of Mattel’s business and the demands of its customers for deliveries with short lead times, Mattel depends upon the cooperation of its vendors to meet market demand for its products in a timely manner. There can be no assurance that existing and future events will not require Mattel to adopt additional requirements and incur additional costs, and impose those requirements and costs on its vendors, which may adversely affect its relationship with those vendors and Mattel’s ability to meet market demand in a timely manner.

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

Disruptions in Mattel’s manufacturing operations due to political instability, civil unrest, or disease could negatively impact Mattel’s business, financial position, and results of operations.

Mattel owns, operates and manages manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia and Thailand. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage Mattel’s manufacturing operations located there. In the past, outbreaks of SARS have been significantly concentrated in Asia, particularly in Hong Kong, and in the Guangdong province of China, where many of Mattel’s manufacturing facilities and third-party manufacturers are located. The design, development and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its third-party manufacturers or their suppliers contract SARS, avian flu or other communicable diseases, or otherwise are unable to fulfill their obligations to Mattel. While Mattel has developed contingency plans designed to help mitigate the impact of disruptions in its manufacturing operations, its business, financial position, and results of operations could be negatively impacted by a significant disruption to its manufacturing operations or suppliers.

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

Mattel’s failure to successfully market or advertise its products could have an adverse effect on Mattel’s business, financial condition, and results of operations.

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

Mattel depends on key personnel and may not be able to hire, retain, and integrate sufficient qualified personnel to maintain and expand its business.

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

Mattel may engage in acquisitions, mergers, or dispositions, which may affect the profit, revenues, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. In addition, Mattel has certain anti-takeover provisions in its by-laws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.

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

Mattel relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm its ability to effectively operate its business.

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

Mattel maintains leased sales offices in California, Illinois, Minnesota, New York, and Arkansas, and leased warehouse and distribution facilities in California, New Jersey, and Texas, all of which are used by the Domestic segment. Mattel has leased retail and related office space in Chicago, Illinois, New York, New York, and Los Angeles, California for its American Girl Place® stores, Dallas, Texas, Alpharetta, Georgia, Natick, Massachusetts, Bloomington, Minnesota, Lone Tree, Colorado, Overland Park, Kansas, McLean, Virginia, Lynnwood, Washington, and Chesterfield, Missouri for its American Girl® stores, leased retail space in Oshkosh, Wisconsin, which are used by the American Girl Brands segment, and Pomona, California, which is used by Mattel Brands. Mattel also has leased office space in Florida, which is used by the International segment. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Colombia, Costa Rica, Czech Republic, Denmark, France, Germany, Greece, Hong Kong, Hungary, India, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Portugal, Puerto Rico, Russia, South Korea, Spain, Switzerland, Taiwan, Turkey, the United Kingdom, and Venezuela, which are leased (with the exception of office and warehouse space in Chile and certain warehouse space in France that is owned by Mattel) and used by the International segment. Mattel also has leased retail and related office space and principal manufacturing facilities in China.

For leases that are scheduled to expire during the next twelve months, Mattel may negotiate new lease agreements, renew existing lease agreements, or utilize alternate facilities. See Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Commitments and Contingencies.” Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.

Item 3.	Legal Proceedings.

See Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Commitments and Contingencies.”

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

For information regarding the markets in which Mattel’s common stock, par value $1.00 per share, is traded, see the cover page hereof. For information regarding the high and low closing prices of Mattel’s common stock for the last two calendar years, see Item 8 “Financial Statements and Supplementary Data—Note 16 to the Consolidated Financial Statements—Quarterly Financial Information.”

Holders of Record

As of February 16, 2012, Mattel had approximately 34,000 holders of record of its common stock.

Dividends

During 2011, 2010, and 2009, Mattel paid total dividends per share of $0.92, $0.83, and $0.75, respectively, to holders of its common stock. During 2011, the Board of Directors declared dividends on a quarterly basis, and Mattel paid the dividends during the quarter in which the dividends were declared. During 2010 and 2009, the Board of Directors declared the dividends annually in November of the respective years, and Mattel paid the dividends in December of the respective years. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Recent Sales of Unregistered Securities

During the fourth quarter of 2011, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

During 2011, Mattel repurchased 20.4 million shares of its common stock at a cost of $536.3 million. During 2010, Mattel repurchased 18.6 million shares of its common stock at a cost of $446.7 million. During 2009, Mattel did not repurchase any shares of its common stock. During both 2011 and 2010, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2011, share repurchase authorizations of $427.3 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

This table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2011:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31
Repurchase program (1)	1,094,247	$26.93	1,094,247	$509,366,223
Employee transactions (2)	2,427	27.82	N/A	N/A
November 1 – 30
Repurchase program (1)	1,152,798	27.81	1,152,798	477,302,850
Employee transactions (2)	13,637	28.50	N/A	N/A
December 1 – 31
Repurchase program (1)	1,797,004	27.82	1,797,004	427,302,857
Employee transactions (2)	3,593	27.76	N/A	N/A

Total
Repurchase program (1)	4,044,049	$27.58	4,044,049	$427,302,857
Employee transactions (2)	19,657	28.28	N/A	N/A

(1)	Mattel announced its share repurchase program in July 2003. In October 2011, Mattel’s Board of Directors authorized a $500.0 million increase to Mattel’s repurchase program. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A	Not applicable.

Performance Graph

The following graph compares the performance of Mattel common stock with that of the S&P 500 Index and the S&P 500 Consumer Staples Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2006 and reinvestment of dividends.

Comparison of Five Year Cumulative Total Return

Mattel, Inc., S&P 500, and S&P 500 Consumer Staples Index

Cumulative Total Return	2007	2008	2009	2010	2011
Mattel, Inc.	$87.33	$76.30	$99.54	$130.83	$147.55
S&P 500	105.48	66.93	84.28	96.78	98.81
S&P 500 Consumer Staples	86.90	58.05	81.71	104.25	110.68

Item 6.	Selected Financial Data.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share and percentage information)
Operating Results:
Net sales	$6,266,037	$5,856,195	$5,430,846	$5,918,002	$5,970,090
Gross profit	3,145,826	2,954,973	2,714,697	2,684,406	2,777,300
% of net sales	50.2%	50.5%	50.0%	45.4%	46.5%
Operating income	1,041,101	901,902	731,168	541,792	730,078
% of net sales	16.6%	15.4%	13.5%	9.2%	12.2%
Income before income taxes	970,673	846,825	660,047	487,964	703,398
Provision for income taxes (a)	202,165	161,962	131,343	108,328	103,405
Net income	$768,508	$684,863	$528,704	$379,636	$599,993
Net income per common share—basic	$2.20	$1.88	$1.45	$1.04	$1.55
Net income per common share—diluted	$2.18	$1.86	$1.45	$1.04	$1.53
Dividends declared per common share	$0.92	$0.83	$0.75	$0.75	$0.75

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Financial Position:
Total assets	$5,671,638	$5,417,733	$4,780,555	$4,675,039	$4,805,455
Noncurrent liabilities	2,022,107	1,438,867	1,188,692	1,297,930	928,284
Stockholders’ equity	2,610,603	2,628,584	2,530,989	2,117,135	2,306,742

(a)	The provision for income taxes in 2011 was positively impacted by net tax benefits of $6.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2010 was positively impacted by net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided. The provision for income taxes in 2009 was positively impacted by net tax benefits of $28.8 million related to reassessments of prior years’ tax liabilities based on the status of audits in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2007 was positively impacted by net tax benefits of $42.0 million related to reassessments of prior years’ tax liabilities based on the status of audits in various jurisdictions around the world, including settlements, partially offset by enacted tax law changes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 “Financial Statements and Supplementary Data.”

Overview

Mattel’s vision is “creating the future of play.” Mattel’s objectives are to grow its share in the marketplace, sustain gross margins of about 50%, leverage its scale to deliver cost savings and lower its selling and administrative costs, and create long-term stockholder value. To achieve these objectives, management has established the following strategies:

The first strategy is to deliver consistent growth by continuing the momentum in its core brands, optimizing entertainment partnerships, building new franchises, and working to expand and leverage its international footprint.

The second strategy is to optimize operating margins through sustaining gross margins of about 50% and delivering on cost savings initiatives.

The third strategy is to generate significant cash flow and continue its disciplined, opportunistic, and value-enhancing deployment.

2011 Overview

During 2011, Mattel delivered strong financial results with solid revenue growth across its portfolio of brands and markets, despite the soft global economic backdrop and the highly promotional environment. Mattel maintained momentum in its core brands such as Barbie®, Hot Wheels®, American Girl®, and its new franchise, Monster High®, as well as maximized key entertainment properties such as Disney Princess® and CARS 2®. Mattel sustained gross margins at its long-term target of approximately 50% and generated $1.04 billion of operating income, or 16.6% of net sales, which is within its long-term goal range of operating margins of 15% to 20%. Mattel also generated significant cash flow, which it deployed to create value for its stockholders. More specifically:

•	Net sales increased to $6.27 billion in 2011, up 7% from $5.86 billion in 2010.

•

Gross profit as a percentage of net sales decreased to 50.2% in 2011 from 50.5% in 2010. The decrease in gross profit as a percentage of net sales was driven primarily by higher product costs, higher royalty expenses as a result of increased sales of products tied to licensed properties, and unfavorable changes in foreign currency exchange rates, partially offset by price increases and net cost savings from Mattel’s Operational Excellence 2.0 initiatives.

•

Operating income increased from $901.9 million in 2010 to $1.04 billion in 2011, primarily due to higher net sales, lower incentive and share-based compensation expense, net cost savings from Mattel’s Operational Excellence 2.0 program, and lower legal expenses, partially offset by higher employee-related costs.

•

Mattel’s Operational Excellence 2.0 program resulted in cost savings before severance charges and investments of approximately $94 million (or approximately $71 million in net cost savings). The gross cost savings included approximately $53 million of structural cost savings generated by the program and approximately $41 million of legal cost savings.

•	Mattel paid total annual dividends of $0.92 per share, an increase of 11% from the prior year, and repurchased 20.4 million shares of its common stock.

2012 and Beyond

In 2012, Mattel will continue to work to deliver consistent growth and financial performance by executing against its existing strategies through: (i) capitalizing on Fisher-Price’s global opportunity, (ii) integrating HIT Entertainment, which was acquired in February 2012, into Mattel (iii) optimizing its entertainment partnerships (which for 2012 include Brave™ and Batman®), (iv) continuing to accelerate growth in Monster High®, (v) creating new franchises, (vi) expanding into new toy categories, and (vii) continuing to expand its international footprint. In 2012, Mattel is implementing a change to its organizational structure to include a North America division and global brand teams. This new structure recognizes the opportunity to move decision-making for the US business closer to its retail customers and its toy consumers. Additionally, it gives Mattel’s brand teams the ability to approach the business and creative process more globally, recognizing the growth outside the US. In addition, Mattel plans to deliver another year of cost savings through its Operational Excellence 2.0 initiatives.

Results of Operations

2011 Compared to 2010

Consolidated Results

Net sales for 2011 were $6.27 billion, a 7% increase, as compared to $5.86 billion in 2010, with favorable changes in currency exchange rates of 1 percentage point. Net income for 2011 was $768.5 million, or $2.18 per diluted share, as compared to net income of $684.9 million, or $1.86 per diluted share, in 2010. As compared to 2010, net income for 2011 was positively impacted by higher net sales and higher operating income, partially offset by a higher effective tax rate, higher interest expense, and higher other non-operating expense.

Gross profit as a percentage of net sales decreased to 50.2% in 2011 from 50.5% in 2010. The decrease in gross profit as a percentage of net sales was driven primarily by higher product costs, higher royalty expenses as a result of increased sales of products tied to licensed properties, and unfavorable changes in foreign currency exchange rates, partially offset by price increases and net cost savings from Mattel’s Operational Excellence 2.0 initiatives.

The following table provides a summary of Mattel’s consolidated results for 2011 and 2010 (in millions, except percentage and basis point information):

	For the Year				Year/Year Change
	2011		2010
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$6,266.0	100.0%	$5,856.2	100.0%	7%

Gross profit	$3,145.8	50.2%	$2,955.0	50.5%	6%	(30)
Advertising and promotion expenses	699.2	11.2	647.3	11.1	8%	10
Other selling and administrative expenses	1,405.5	22.4	1,405.8	24.0	0%	(160)

Operating income	1,041.1	16.6	901.9	15.4	15%	120
Interest expense	75.3	1.2	64.8	1.1	16%	10
Interest (income)	(8.1)	–0.1	(8.4)	–0.1	–4%	–
Other non-operating expense (income), net	3.2		(1.3)

Income before income taxes	$970.7	15.5%	$846.8	14.5%	15%	100

Sales

Net sales for 2011 were $6.27 billion, a 7% increase, as compared to $5.86 billion in 2010, with favorable changes in currency exchange rates of 1 percentage point. Gross sales within the US increased 3% in 2011, as compared to 2010, and accounted for 52% of consolidated gross sales in 2011, as compared to 54% of consolidated gross sales in 2010. Gross sales in international markets increased 12% in 2011, including favorable changes in currency exchange rates of 3 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 13% in 2011 to $4.15 billion, with favorable changes in currency exchange rates of 1 percentage point. Domestic gross sales of Mattel Girls & Boys Brands increased 9% and international gross sales increased 17%, with favorable changes in currency exchange rates of 3 percentage points. Worldwide gross sales of Barbie® increased 12%, with favorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Barbie® increased 8% and international gross sales increased 14%, with favorable changes in currency exchange rates of 2 percentage points. Worldwide gross sales of Other Girls products increased 27%, with favorable changes in currency exchange rates of 1 percentage point, driven primarily by higher sales of Monster High® and Disney Princess® products, partially offset by lower sales of Polly Pocket® and Little Mommy® products. Worldwide gross sales of Wheels products increased 2%, with favorable changes in currency exchange rates of 1 percentage point, driven primarily by higher sales of Hot Wheels® products internationally. Worldwide gross sales of Hot Wheels® increased 6%, with favorable changes in currency exchange rates of 2 percentage points. Worldwide gross sales of Entertainment products increased 16%, with favorable changes in currency exchange rates of 2 percentage points, driven primarily by higher sales of CARS 2® products, partially offset by lower sales of Toy Story® 3 products.

Worldwide gross sales of Fisher-Price Brands decreased 3% in 2011 to $2.16 billion, with no impact from changes in currency exchange rates. Worldwide gross sales of Fisher-Price Brands were relatively flat with 2010, excluding sales related to the Sesame Street® license in 2010. Domestic gross sales of Fisher-Price Brands decreased 4% and international gross sales were flat with 2010, with favorable changes in currency exchange rates of 2 percentage points. Worldwide gross sales of Core Fisher-Price® increased 2%, with favorable changes in currency exchange rates of 1 percentage point. Domestic gross sales of Core Fisher-Price® increased 2% and international gross sales increased 3%, with favorable changes in currency exchange rates of 2 percentage points. Worldwide gross sales of Fisher-Price® Friends decreased 19%, with favorable changes in currency exchange rates of 1 percentage point, driven primarily by the discontinuation of the Sesame Street® license. Domestic gross sales of Fisher-Price® Friends decreased 26% and international gross sales decreased 10%, with favorable changes in currency exchange rates of 1 percentage point.

American Girl Brands gross sales increased 5% to $510.9 million in 2011, driven primarily by sales from the American Girl® virtual world and Kanani®, the 2011 Girl of the Year® doll, and the benefit of two new American Girl® stores in McLean, Virginia and Lynwood, Washington, which opened in June 2011 and July 2011, respectively.

Cost of Sales

Cost of sales as a percentage of net sales was 49.8% in 2011, as compared to 49.5% in 2010. Cost of sales increased by $219.0 million, or 8%, from $2.90 billion in 2010 to $3.12 billion in 2011, as compared to a 7% increase in net sales. Within cost of sales, product costs increased by $192.5 million, or 8%, from $2.34 billion in 2010 to $2.53 billion in 2011; royalty expenses increased $16.5 million, or 7%, from $245.9 million in 2010 to $262.4 million in 2011; and freight and logistics expenses increased by $10.0 million, or 3%, from $313.7 million in 2010 to $323.7 million in 2011.

Gross Profit

Gross profit as a percentage of net sales decreased to 50.2% in 2011 from 50.5% in 2010. The decrease in gross profit as a percentage of net sales was driven primarily by higher product costs, higher royalty expenses as a result of increased sales of products tied to licensed properties, and unfavorable changes in foreign currency exchange rates, partially offset by price increases and savings from Mattel’s Operational Excellence 2.0 initiatives.

Advertising and Promotion Expenses

Advertising and promotion expenses increased to 11.2% of net sales in 2011, as compared to 11.1% of net sales in 2010.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.41 billion in both 2011 and 2010, or 22.4% of net sales in 2011, as compared to 24.0% of net sales in 2010. Decreases in other selling and administrative expenses from lower legal expenses, lower incentive compensation expense, lower share-based compensation expense, and net cost savings from Mattel’s Operational Excellence 2.0 initiatives, were offset by higher employee-related expenses, investments in strategic growth initiatives, and acquisition-related expenses of approximately $10 million.

Non-Operating Items

Interest expense was $75.3 million in 2011, as compared to $64.8 million in 2010, driven primarily by higher average borrowings resulting from the $500.0 million of senior notes issued in September 2010 and the $600.0 million of senior notes issued in November of 2011, partially offset by the repayment of $250.0 million of maturing debt in 2011 and lower average interest rates. Interest income decreased from $8.4 million in 2010 to $8.1 million in 2011, driven primarily by lower average interest rates, partially offset by higher average invested cash balances. Other non-operating expense was $3.2 million in 2011, as compared to other non-operating income of $1.3 million in 2010, driven primarily by other investment losses.

Provision for Income Taxes

Mattel’s effective tax rate on income before income taxes in 2011 was 20.8%, as compared to 19.1% in 2010. The 2011 income tax provision includes net tax benefits of $6.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The 2010 income tax provision includes net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided.

Business Segment Results

Mattel’s reportable segments are separately managed business units and are divided on a geographic basis between domestic and international. The Domestic segment is further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands. Reportable segment results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Segment Information.”

Mattel Girls & Boys Brands US

Mattel Girls & Boys Brands US gross sales were $1.78 billion in 2011, up $149.5 million or 9%, as compared to $1.63 billion in 2010. Within this segment, gross sales of Barbie® products increased 8% and gross sales of Other Girls products increased 23%, driven primarily by higher sales of Monster High® and Disney Princess® products, partially offset by lower sales of Little Mommy® and Polly Pocket® products. Gross sales of Wheels products decreased 5%, driven primarily by lower sales of Matchbox® products. Gross sales of Entertainment products increased 14%, driven primarily by higher sales of CARS 2® products, partially offset by lower sales of Toy Story® 3 products. Cost of sales increased 9% in 2011, as compared to a 10% increase in net sales, primarily due to higher product costs and higher royalty expenses as a result of increased sales of products tied to licensed properties. Gross margins increased primarily due to price increases and product mix, partially offset by higher product costs.

Mattel Girls & Boys Brands US segment income increased 18% to $483.5 million in 2011 from $409.4 million in 2010, driven primarily by higher net sales and higher gross margins.

Fisher-Price Brands US

Fisher-Price Brands US gross sales were $1.29 billion in 2011, down $58.9 million or 4%, as compared to $1.35 billion in 2010. Fisher-Price US gross sales were relatively flat with 2010, excluding sales related to the Sesame Street® license in 2010. Within this segment, gross sales of Core Fisher-Price® products increased 2% and gross sales of Fisher-Price® Friends products decreased 26%, driven primarily by the discontinuation of the Sesame Street® license. Cost of sales decreased by 2% in 2011, as compared to a 5% decrease in net sales, but increased as a percentage of net sales primarily due to higher product costs. Gross margins decreased primarily due to higher product costs, partially offset by price increases.

Fisher-Price Brands US segment income decreased 27% to $161.7 million in 2011 from $222.0 million in 2010, driven primarily by lower net sales, lower gross margins, and higher other selling and administrative expenses.

American Girl Brands

American Girl Brands gross sales were $510.9 million in 2011, up $24.3 million or 5%, as compared to $486.6 million in 2010, driven primarily by sales from the American Girl® virtual world and Kanani®, the 2011 Girl of the Year® doll, and the benefit of two new American Girl® stores in McLean, Virginia and Lynwood, Washington, which opened in June 2011 and July 2011, respectively. Cost of sales increased by 5% in 2011, and net sales increased by 5%, which resulted in relatively flat gross margins.

American Girl Brands segment operating income increased to $113.1 million in 2011 from $112.9 million in 2010, driven primarily by higher net sales, partially offset by higher other selling and administrative expenses from retail expansion and higher advertising and promotion expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2011 versus 2010:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International	12	3
Europe	10	3
Latin America	14	1
Asia Pacific	15	5
Other	8	2

International gross sales were $3.26 billion in 2011, up $339.6 million or 12%, as compared to $2.92 billion in 2010, with favorable changes in currency exchange rates of 3 percentage points. Gross sales of Mattel Girls & Boys Brands increased 17%, with favorable changes in currency exchange rates of 3 percentage points. Gross sales of Barbie® increased 14%, with favorable changes in currency exchange rates of 2 percentage points. Gross sales of Other Girls Brands increased 31%, with favorable changes in currency exchange rates of 2 percentage points, driven primarily by higher sales of Monster High® and Disney Princess® products, partially offset by lower sales of Polly Pocket® and Little Mommy® products. Gross sales of Wheels products increased 9%, with favorable changes in currency exchange rates of 2 percentage points, driven primarily by higher sales of Hot Wheels® products. Gross sales of Entertainment products increased by 18%, with favorable changes in currency exchange rates of 4 percentage points, driven primarily by higher sales of CARS 2® products, partially offset by lower sales of Toy Story® 3 products. Fisher-Price Brands gross sales were flat with 2010, with favorable changes in currency exchange rates of 2 percentage points. Gross sales of Core Fisher-Price® products increased 3%, with favorable changes in currency exchange rates of 2 percentage points. Gross sales of Fisher-Price® Friends products decreased 10%, with favorable changes in currency exchange rates of 1 percentage point, driven primarily by the discontinuation of the Sesame Street® license. Cost of sales increased by 13% in

2011, as compared to a 12% increase in net sales, primarily due to higher product costs and higher royalty expenses as a result of increased sales of products tied to licensed properties. Gross margins decreased primarily due to higher product costs, higher royalty expenses, and unfavorable changes in foreign currency exchange rates, partially offset by price increases.

International segment income increased 17% to $619.3 million in 2011 from $531.0 million in 2010, driven primarily by higher net sales, partially offset by lower gross margins.

2010 Compared to 2009

Consolidated Results

Net sales for 2010 were $5.86 billion, an 8% increase, as compared to $5.43 billion in 2009, with unfavorable changes in currency exchange rates of 2 percentage points. Net income for 2010 was $684.9 million, or $1.86 per diluted share, as compared to net income of $528.7 million, or $1.45 per diluted share, in 2009. As compared to 2009, net income for 2010 was positively impacted by higher net sales, higher gross profit, and a lower effective tax rate, partially offset by higher advertising and promotion expenses, higher other selling and administrative expenses, and unfavorable changes in foreign exchange rates.

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

Sales

Net sales for 2010 were $5.86 billion, an 8% increase, as compared to $5.43 billion in 2009, with unfavorable changes in currency exchange rates of 2 percentage points. Gross sales within the US increased 9% in 2010, and accounted for 54% of consolidated gross sales in 2010 and 2009. Gross sales in international markets increased 6% in 2010, with unfavorable changes in currency exchange rates of 4 percentage points.

Worldwide gross sales of Mattel Girls & Boys Brands increased 11% to $3.66 billion in 2010, with unfavorable changes in currency exchange rates of 3 percentage points. Domestic gross sales of Mattel Girls & Boys Brands increased 16% and international gross sales increased 8%, with unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Barbie® increased 7%, with unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Barbie® increased 14% and international gross sales increased 2%, with unfavorable changes in currency exchange rates of 5 percentage points. Worldwide gross sales of Other Girls Brands increased 16%, with unfavorable changes in currency exchange rates of 2 percentage points, driven primarily by increased sales of Disney Princess® products and the launch of Monster High®. Worldwide gross sales of Wheels products decreased 2%, with unfavorable changes in currency exchange rates of 1 percentage point, driven primarily by decreased sales of Tyco R/C® products and other Wheels products that did not continue into 2010, partially offset by increased sales of Hot Wheels® products. Worldwide gross sales of Hot Wheels® increased 3%, with unfavorable changes in currency exchange rates of 1 percentage point. Worldwide gross sales of Entertainment products increased 27%, with unfavorable changes in currency exchange rates of 4 percentage points, driven primarily by increased sales of Toy Story® 3, WWE® Wrestling, and Radica® products.

Worldwide gross sales of Fisher-Price Brands increased 2% to $2.22 billion in 2010, with unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Fisher-Price Brands increased 3% and international gross sales increased 1%, with unfavorable changes in currency exchange rates of 4 percentage points. Worldwide gross sales of Core Fisher-Price® decreased 3%, with unfavorable changes in currency exchange rates of 2 percentage points. Domestic gross sales of Core Fisher-Price® decreased 2% and international gross sales decreased 3%, with unfavorable changes in currency exchange rates of 3 percentage points. Worldwide gross sales of Fisher-Price® Friends increased 24%, with unfavorable changes in currency exchange rates of 2 percentage points, driven primarily by sales of products supporting the Thomas and Friends® property and the launch of Sing-a-ma-jigs®, partially offset by decreased sales of Sesame Street® and certain smaller licensed properties products. Domestic gross sales of Fisher-Price® Friends increased 29% and international gross sales increased 17%, with unfavorable changes in currency exchange rates of 6 percentage points.

American Girl Brands gross sales increased 5% to $486.6 million in 2010, driven primarily by sales of Lanie®, the 2010 Girl of the Year® doll, and Felicity® dolls, the benefit of two new American Girl® stores in Lone Tree, Colorado and Overland Park, Kansas, and the launch of the American Girl® virtual world.

Cost of Sales

Cost of sales as a percentage of net sales was 49.5% in 2010, as compared to 50.0% in 2009. Cost of sales increased by $185.1 million, or 7%, from $2.72 billion in 2009 to $2.90 billion in 2010, as compared to an 8% increase in net sales. Within cost of sales, freight and logistics expenses increased by $17.8 million, or 6%, from $295.9 million in 2009 to $313.7 million in 2010; royalty expenses increased $57.4 million, or 30%, from $188.5 million in 2009 to $245.9 million in 2010; and other product costs increased by $109.9 million, or 5%, from $2.23 billion in 2009 to $2.34 billion in 2010.

Gross Profit

Gross profit as a percentage of net sales increased from 50.0% in 2009 to 50.5% in 2010, driven primarily by pricing and net cost savings related to the Global Cost Leadership program, partially offset by higher royalty expenses as a result of increased sales of products tied to licensed properties.

Advertising and Promotion Expenses

Advertising and promotion expenses decreased to 11.1% of net sales in 2010, as compared to 11.2% of net sales in 2009.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.41 billion in 2010, or 24.0% of net sales, as compared to $1.37 billion in 2009, or 25.3% of net sales. The dollar increase in other selling and administrative expenses primarily reflects higher employee-related expenses, information technology and other infrastructure investments, and higher net legal and recall-related litigation expenses of approximately $5 million, partially offset by savings related to the Global Cost Leadership program of approximately $20 million, lower bad debt expense, and lower severance charges. The increase in employee-related costs includes approximately $17 million in incremental share-based compensation expense, approximately $10 million in incremental annual incentive expense, and approximately $16 million related to annual merit increases that began during the second quarter of 2010.

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

Provision for Income Taxes

Mattel’s effective tax rate on income before income taxes in 2010 was 19.1%, as compared to 19.9% in 2009. The 2010 income tax provision includes net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided. The 2009 income tax provision includes net tax benefits of $28.8 million related to reassessments of prior years’ tax liabilities based on the status of audits in various jurisdictions around the world, settlements, and enacted law changes.

Domestic Segment

Mattel Girls & Boys Brands US gross sales were $1.63 billion in 2010, up $224.2 million or 16%, as compared to $1.40 billion in 2009. Within this segment, gross sales of Barbie® increased 14% and gross sales of Other Girls Brands increased 26%, driven primarily by increased sales of Disney Princess® products and the launch of Monster High®. Gross sales of Wheels products decreased 4%, driven primarily by decreased sales of Tyco R/C®, other Wheels products that did not continue into 2010, and Hot Wheels® products. Gross sales of Hot Wheels® products decreased 1%. Gross sales of Entertainment products increased 33%, driven primarily by increased sales of Toy Story® 3, WWE® Wrestling, and Radica® products. Cost of sales increased by 12% in 2010, as compared to a 16% increase in net sales, primarily due to higher royalty expenses as a result of increased sales of products tied to licensed properties. Gross margins increased primarily due to price increases, partially offset by higher royalty expenses.

Mattel Girls & Boys Brands US segment income increased 40% to $409.4 million in 2010 from $293.4 million in 2009, driven primarily by higher net sales and higher gross margins, partially offset by higher advertising and promotion expenses.

Fisher-Price Brands US gross sales were $1.35 billion in 2010, up $42.0 million or 3%, as compared to $1.31 billion in 2009. Within this segment, gross sales of Core Fisher-Price® products decreased 2% and gross sales of Fisher-Price® Friends products increased 29%, driven primarily by sales of products supporting the Thomas and Friends® property and the launch of Sing-a-ma-jigs®, partially offset by decreased sales of Sesame Street® and certain smaller licensed properties products. Cost of sales increased by 8% in 2010, as compared to a 3% increase in net sales, primarily due to higher product costs and higher royalty expenses as a result of increased sales of products tied to licensed properties. Gross margins decreased primarily due to higher product costs and higher royalty expenses, partially offset by price increases.

Fisher-Price Brands US segment income decreased 4% to $222.0 million in 2010 from $231.9 million in 2009, driven primarily by lower gross margins, partially offset by lower other selling and administrative expenses.

American Girl Brands gross sales were $486.6 million in 2010, up $23.7 million or 5%, as compared to $462.9 million in 2009, driven primarily by sales of Lanie®, the 2010 Girl of the Year® doll, and Felicity® dolls, the benefit of two new American Girl® stores in Lone Tree, Colorado and Overland Park, Kansas, and the launch of the American Girl® virtual world. Cost of sales increased by 5% in 2010, as compared to a 6% increase in net sales, primarily due to higher freight and logistics expenses. Gross margins increased slightly by 30 basis points.

American Girl Brands segment operating income increased 9% to $112.9 million in 2010 from $103.4 million in 2009, driven primarily by higher net sales and higher gross margins, partially offset by higher advertising and promotion expenses and higher other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2010 versus 2009:

Non-US Regions:	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International	6	–4
Europe	5	–4
Latin America	1	–8
Asia Pacific	23	7
Other	15	6

International gross sales were $2.92 billion in 2010, up $162.5 million or 6%, as compared to $2.76 billion in 2009, with unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Mattel Girls & Boys Brands increased 8%, with unfavorable change in currency exchange rates of 4 percentage points. Gross sales of Barbie® increased 2%, with unfavorable changes in currency exchange rates of 5 percentage points. Gross sales of Other Girls Brands increased 8%, with unfavorable changes in currency exchange rates of 4 percentage points, driven primarily by increased sales of Disney Princess® products and the launch of Monster High®. Gross sales of Wheels remained flat in 2010, as compared to 2009, with unfavorable changes in currency exchange rates of 2 percentage points, driven primarily by increased sales of Hot Wheels® products, partially offset by decreased sales of Tyco R/C® products and other Wheels products that did not continue into 2010. Gross Sales of Hot Wheels® products increased 6%, with unfavorable changes in currency exchange rates of 2 percentage points. Gross sales of Entertainment products increased by 22%, with unfavorable changes in currency exchange rates of 7 percentage points, driven primarily by increased sales of Toy Story® 3 and WWE® Wrestling products. Fisher-Price Brands gross sales increased 1%, with unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Core Fisher-Price® products decreased 3%, with unfavorable change in currency exchange rates of 3 percentage points and gross sales of Fisher-Price® Friends products increased 17%, with unfavorable changes in currency exchange rates of 6 percentage points, driven primarily by sales of products supporting the Thomas and Friends® property and the launch of Sing-a-ma-jigs®, partially offset by decreased sales of Sesame Street® and certain smaller licensed properties products. Cost of sales increased by 2% in 2010, as compared to a 6% increase in net sales, primarily due to higher royalty expenses as a result of increased sales of products tied to licensed properties. Gross margins increased primarily due to price increases, partially offset by higher royalty expenses.

International segment income increased 26% to $531.0 million in 2010 from $422.5 million in 2009, driven primarily by higher net sales and higher gross margins, partially offset by higher advertising and promotion expenses.

Cost Savings Programs

During 2008, Mattel initiated the first phase of its cost savings program, Global Cost Leadership, which was designed to improve operating efficiencies and leverage Mattel’s global scale to improve profitability and operating cash flows. The major initiatives within the Global Cost Leadership program included:

•

A global reduction in Mattel’s professional workforce, which resulted in severance and other termination-related charges of approximately $13 million and approximately $32 million during 2010 and 2009, respectively.

•

A coordinated efficiency strategic plan that included structural changes designed to lower costs and improve efficiencies; for example, offshoring and outsourcing certain back office functions, and additional clustering of management in international markets.

•

Procurement initiatives designed to fully leverage Mattel’s global scale in areas such as creative agency partnerships, legal services, and distribution, including ocean carriers and over-the-road freight vendors.

The Global Cost Leadership program was intended to generate approximately $90 million to $100 million of net cost savings in 2009, and approximately $180 million to $200 million of cumulative net cost savings by the end of 2010. Mattel exceeded its 2009 goal by realizing approximately $164 million of gross cost savings before severance charges of approximately $32 million (or approximately $132 million in net cost savings). Of the gross cost savings realized in 2009, approximately $88 million was reflected within other selling and administrative expenses, approximately $62 million within gross profit, and approximately $14 million within advertising and promotion expenses.

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

During 2011, Mattel initiated the second phase of its cost savings program, Operational Excellence 2.0, which currently targets additional cumulative cost savings of approximately $175 million by the end of 2012. The cost savings are expected to include a reduction of approximately $75 million in legal costs, which will lower other selling and administrative expenses, and approximately $100 million of structural cost savings executed through a handful of important initiatives, which will be reflected in gross profit, advertising and promotion expenses, and other selling and administrative expenses. The major initiatives within the Operational Excellence 2.0 program include:

•	The creation of global brand teams and reorganization to a North America division,

•	Additional procurement initiatives designed to fully leverage Mattel’s global scale,

•	SKU efficiency, and

•	Packaging optimization.

During 2011, Mattel realized Operational Excellence 2.0 gross cost savings before severance charges and investments of approximately $94 million (or approximately $71 million in net cost savings). The gross cost savings included approximately $53 million of structural cost savings and approximately $41 million of legal cost savings. Of the gross cost savings realized in 2011, approximately $67 million was reflected within other selling and administrative expenses, approximately $15 million within gross profit, and approximately $12 million within advertising and promotion expenses. Mattel continues to be on track to realize $175 million in sustainable cumulative savings by the end of 2012.

Income Taxes

Mattel’s effective tax rate on income before income taxes in 2011 was 20.8%, as compared to 19.1% in 2010. The 2011 income tax provision includes net tax benefits of $6.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Mattel’s effective tax rate on income before income taxes in 2010 was 19.1%, as compared to 19.9% in 2009. The 2010 income tax provision includes net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided.

Mattel expects its full year 2012 and 2013 effective tax rate to be approximately 22% to 23%.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, including its $1.40 billion domestic unsecured committed revolving credit facility (“Credit Facility”), and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as global economic crises and tight credit environments, an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of December 31, 2011, Mattel had available incremental borrowing resources totaling $1.40 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and their liquidity in order to mitigate Mattel’s accounts receivable collectibility risks and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.

Capital and Investment Framework

To guide future capital deployment decisions, with a goal of maximizing stockholder value, Mattel’s Board of Directors established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital;

•	To maintain a year-end debt-to-capital ratio of about 35%;

•	To invest approximately $180 million to $200 million in capital expenditures annually to maintain and grow the business;

•	To make strategic opportunistic acquisitions; and

•	To return excess funds to stockholders through dividends and share repurchases.

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

Operating Activities

Cash flows from operating activities were $664.7 million during 2011, as compared to $528.0 million during 2010 and $945.0 million during 2009. The increase in cash flows from operating activities in 2011 from 2010 was primarily due to the decision not to factor $300.0 million of domestic receivables in 2010 and higher net income, partially offset by higher working capital usage. The decrease in cash flows from operating activities in 2010 from 2009 was primarily due to the decision not to factor $300.0 million of domestic receivables in 2010, as well as growth in accounts receivable due to increased net sales, and the rebuild of inventory to support point of sale momentum and customer service levels, partially offset by higher net income.

Investing Activities

Cash flows used for investing activities were $174.5 million during 2011, as compared to $146.7 million during 2010 and $33.5 million during 2009. The increase in cash flows used for investing activities in 2011 from 2010 was primarily due to higher purchases of tools, dies, molds and other property, plant, and equipment, partially offset by higher net proceeds from settled foreign currency forward exchange contracts. The increase in cash flows used for investing activities in 2010 from 2009 was primarily due to lower proceeds received from the redemption of a money market investment fund, lower net proceeds from settled foreign currency forward exchange contracts, and higher purchases of tools, dies, and molds and other property, plant, and equipment.

Financing Activities

Cash flows used for financing activities were $397.3 million during 2011, as compared to $224.8 million during 2010 and $376.1 million during 2009. The increase in cash flows used for financing activities in 2011 from 2010 was primarily due to repayments of long-term debt consistent with scheduled maturities, higher share repurchases, and higher dividend payments, partially offset by higher net proceeds from the issuance of senior notes and higher proceeds from the exercise of stock options. The decrease in cash flows used for financing activities in 2010 from 2009 primarily reflects net proceeds from the $500.0 million issuance of senior notes in September 2010 and higher proceeds from the exercise of stock options, partially offset by higher share repurchases.

During both 2011 and 2010, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. During 2011, Mattel repurchased 20.4 million shares of its common stock at a cost of $536.3 million, of which $12.3 million was unsettled at December 31, 2011. During 2010, Mattel repurchased 18.6 million shares of its common stock at a cost of $446.7 million. During 2009, Mattel did not repurchase any shares of its common stock. At December 31, 2011, share repurchase authorizations of $427.3 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

In 2011, 2010, and 2009, Mattel paid total dividends per share of $0.92, $0.83, and $0.75, respectively, to holders of its common stock, respectively. During 2011, the Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarter in which the dividends were declared. During 2010 and 2009, the Board of Directors declared the dividends in November of the respective years, and Mattel paid the dividends in December of the respective years. Dividend payments were $316.5 million, $291.3 million, and $271.4 million in 2011, 2010, and 2009, respectively.

Seasonal Financing

See Item 8 “Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

Financial Position

Mattel’s cash and equivalents were $1.37 billion at December 31, 2011, an increase of $88.0 million from 2010. The increase was primarily driven by cash flows from operations, net proceeds from the $600.0 million issuance of senior notes in November 2011, and proceeds from the exercise of stock options. The increase was partially offset by $524.0 million of share repurchases, $316.5 million of dividend payments, $250.0 million of scheduled long-term debt repayments, and $190.9 million of purchases of tools, dies, and molds, and other property, plant, and equipment.

Accounts receivable increased $100.6 million from December 31, 2010 to $1.25 billion at December 31, 2011, primarily due to higher net sales and a shift in sales mix to countries with longer sales terms.

Inventories increased $23.2 million from December 31, 2010 to $487.0 million at December 31, 2011, driven primarily by higher raw materials and higher product costs.

Accounts payable and accrued liabilities decreased $94.7 million from December 31, 2010 to $953.8 million at December 31, 2011, driven primarily by the timing and amount of payments to vendors and various accrued liabilities, including incentive compensation, royalties, and taxes other than income taxes.

As of December 31, 2011, Mattel had foreign short-term bank loans outstanding of $8.0 million. As of December 31, 2010, Mattel had no foreign short-term bank loans outstanding. The current portion of long-term debt decreased $200.0 million from December 31, 2010 to $50.0 million at December 31, 2011, due to scheduled repayments of $200.0 million of 2006 Senior Notes and $50.0 million of Medium-term notes during 2011, partially offset by the reclassification of $50.0 million of Medium-term notes to current.

A summary of Mattel’s capitalization is as follows:

	December 31,
	2011		2010
	(In millions, except percentage information)
Medium-term notes	$50.0	1%	$100.0	2%
2008 Senior Notes	350.0	7	350.0	9
2010 Senior Notes	500.0	11	500.0	12
2011 Senior Notes	600.0	13	—	—

Total noncurrent long-term debt	1,500.0	32	950.0	23
Other noncurrent liabilities	522.1	12	488.9	12
Stockholders’ equity	2,610.6	56	2,628.6	65

	$4,632.7	100%	$4,067.5	100%

Total long-term debt increased $550.0 million from December 31, 2010 to $1.50 billion at December 31, 2011, due to the $600.0 million issuance of senior notes in November 2011, partially offset by the reclassification of $50.0 million of Medium-term notes to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed.

Stockholders’ equity decreased $18.0 million from December 31, 2010 to $2.61 billion at December 31, 2011, primarily as a result of share repurchases, dividend payments, and the impact of foreign currency translation adjustments, partially offset by net income and the issuance of treasury stock for the exercise of stock options.

Mattel’s debt-to-capital ratio, including short-term borrowings and the current portion of long-term debt, increased to 37.4% at December 31, 2011 from 31.3% at December 31, 2010, primarily due to the $600.0 million issuance of senior notes in November 2011, partially offset by repayments of long-term debt. Mattel’s objective is to maintain a year-end debt-to-capital ratio of about 35%.

Off-Balance Sheet Arrangements

Mattel has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

In the normal course of business, Mattel enters into debt agreements, and contractual arrangements to obtain and protect Mattel’s right to create and market certain products and for future purchases of goods and services to ensure availability and timely delivery. These arrangements include commitments for future inventory and service purchases and royalty payments pursuant to licensing agreements. Certain of these commitments routinely contain provisions for guarantees or minimum expenditures during the term of the contracts. Additionally, Mattel routinely enters into noncancelable lease agreements for premises and equipment used, which contain minimum rental payments.

	Total	2012	2013	2014	2015	2016	Thereafter
	(In millions)
Long-term debt	$1,550.0	$50.0	$400.0	$—	$—	$300.0	$800.0
Interest on long-term debt	1,109.8	75.5	63.4	50.2	50.2	49.0	821.5
Capital leases*	2.4	0.3	0.3	0.3	0.3	0.3	0.9
Operating leases	472.8	86.0	70.9	57.3	48.9	45.9	163.8
Minimum guarantees under licensing and similar agreements	314.0	55.2	100.0	83.9	60.9	13.7	0.3
Defined benefit and postretirement benefit plans	379.3	77.0	29.3	29.9	30.8	32.0	180.3
Purchases of inventory, other assets, and services	405.7	356.1	16.8	15.5	14.0	3.3	—

Total	$4,234.0	$700.1	$680.7	$237.1	$205.1	$444.2	$1,966.8

*	Represents total obligation, including imputed interest of $0.6 million.

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

Subsequent Events

On January 31, 2012, Mattel announced that the Board of Directors declared a first quarter dividend of $0.31 per common share. On February 1, 2012, Mattel completed its acquisition of HIT Entertainment for $680.0 million. See Item 8 “Financial Statements and Supplementary Data—Note 17 to the Consolidated Financial Statements—Subsequent Events.”

Litigation

The content of Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation” is hereby incorporated by reference in this Item 7.

Effects of Inflation

Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2011, 2010, or 2009. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability, under certain circumstances and at certain times, to pass on higher prices to its customers.

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

Application of Critical Accounting Policies and Estimates

Mattel makes certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. The accounting policies and estimates described below are those Mattel considers most critical in preparing its consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of its Board of Directors, and the Audit Committee has reviewed the disclosures included below. These accounting policies and estimates include significant judgments made by management using information available at the time the estimates are made. As described below, however, these estimates could change materially if different information or assumptions were used instead.

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

A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2011, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 38% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 48% of net sales. As of December 31, 2011, Mattel’s three largest customers accounted for approximately 46% of net accounts receivable, and its ten largest customers accounted for approximately 57% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.

Mattel has procedures to mitigate its risk of exposure to losses from bad debts. Revenue is recognized upon shipment or upon receipt of products by the customer, depending on the terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Value added taxes are recorded on a net basis, and are excluded from revenue. Credit limits and payment terms are established based on the underlying criteria that collectibility must be reasonably assured at the levels set for each customer. Extensive evaluations are performed on an ongoing basis throughout the fiscal year of each customer’s financial performance, cash generation, financing availability, and liquidity status. Customers are reviewed at least annually, with more frequent reviews being performed, if necessary, based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses prior to shipping to those customers on credit. Customer terms and credit limits are adjusted, if necessary, to reflect the results of the review. Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

The following table summarizes Mattel’s allowance for doubtful accounts at December 31:

	2011	2010	2009
	(In millions, except percentage information)
Allowance for doubtful accounts	$26.3	$21.8	$24.5
As a percentage of total accounts receivable	2.1%	1.9%	3.2%

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

Mattel believes that its allowance for doubtful accounts at December 31, 2011 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts may not be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.

Inventories—Allowance for Obsolescence

Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market. Inventory obsolescence reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Inventory allowances are charged to cost of sales and establish a lower cost basis for the inventory. Management believes that the accounting estimate related to the allowance for obsolescence is a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, net income, and inventories. As more fully described below, valuation of Mattel’s inventory could be impacted by changes in public and consumer preferences, demand for product, or changes in the buying patterns of both retailers and consumers and inventory management of customers.

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

The following table summarizes Mattel’s obsolescence reserve at December 31:

	2011	2010	2009
	(In millions, except percentage information)
Allowance for obsolescence	$39.2	$46.9	$40.8
As a percentage of total inventory	7.5%	9.2%	10.3%

Management believes that its allowance for obsolescence at December 31, 2011 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.

Recoverability of Goodwill and Nonamortizable Intangible Assets

Mattel tests goodwill and nonamortizable intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment may have occurred. Management believes that the accounting estimates related to the fair value estimates of its goodwill and nonamortizable intangible assets are “critical accounting estimates” because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income, goodwill, and other intangible assets.

Assessing goodwill for impairment involves a high degree of judgment since the first step of the required impairment test consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the fair value is more than the book value of the reporting unit, an impairment loss is not recognized. If an impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are either at the operating segment level or one reporting level below the operating segment. Mattel’s reporting units are: Mattel Girls Brands US, Mattel Boys Brands US, Fisher-Price Brands US, American Girl Brands, and International. Goodwill is allocated to Mattel’s reporting units based on an allocation of brand-specific goodwill to the reporting units selling those brands. Mattel utilizes the fair value based upon the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”) when evaluating goodwill for impairment. The Income Approach valuation method requires Mattel to make projections of revenue, operating costs, and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted average cost of capital that a market participant would use as a discount rate. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step of the impairment model, which could significantly change the amount of any impairment ultimately recorded. During the third quarter, Mattel performed the annual impairment test for goodwill as required and determined that its goodwill was not impaired since, for each of the reporting units, the fair value of the reporting unit substantially exceeded its carrying value. Mattel also considered events and circumstances subsequent to the annual impairment tests in concluding there was no impairment at December 31, 2011.

Testing nonamortizable intangible assets for impairment also involves a high degree of judgment due to the assumptions that underlie the valuation. Mattel evaluates nonamortizable intangible assets, including trademarks and trade names, for impairment by comparing the estimated fair values with the carrying values. The fair value is measured using a multi-period royalty savings method, which reflects the savings realized by owning the trademarks and trade names, and thus not having to pay a royalty fee to a third party. During the third quarter, Mattel performed the annual impairment test for nonamortizable intangible assets as required and determined that its nonamortizable intangible assets were not impaired since the fair value of the nonamortizable intangible assets exceeded its carrying value. Mattel also considered events and circumstances subsequent to these impairment tests in concluding there was no impairment at December 31, 2011. However, during 2011, for one of Mattel’s nonamortizable intangible assets with a carrying value of approximately $113 million, the fair value did not exceed the carrying value by a significant margin. Future changes in estimates resulting in lower than currently anticipated future cash flows and fair value could negatively affect the valuation, which may result in Mattel recognizing an impairment charge in the future.

Sales Adjustments

Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized. Sales adjustments for such programs totaled $575.1 million, $530.4 million, and $503.5 million during 2011, 2010, and 2009, respectively.

The above-described programs primarily involve fixed amounts or percentages of sales to customers. Accruals for such programs are calculated based on an assessment of customers’ purchases and performance under the programs and any other specified factors. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers. Management believes that the accruals recorded for customer programs at December 31, 2011 are adequate and proper.

Benefit Plan Assumptions

Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. See Item 8 “Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements—Employee Benefit Plans.”

Actuarial valuations are used in determining amounts recognized in the financial statements for certain retirement and other postretirement benefit plans. These valuations incorporate the following significant assumptions:

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

At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. At December 31, 2011, Mattel determined the discount rate for its domestic benefit plans used in determining the projected and accumulated benefit obligations to be 4.5%, as compared to 5.2% and 5.6% for December 31, 2010 and 2009, respectively. In estimating this rate, Mattel reviews rates of return on high-quality, corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, the decrease in the discount rate from 5.2% to 4.5% would result in an increase in benefit plan expense during 2012 of approximately $3 million.

The rate of future compensation increases used by Mattel for the benefit obligation and the net periodic pension cost of its domestic defined benefit pension plans averaged 3.8% for 2011, 2010, and 2009, based on plan demographics. These assumptions are reviewed annually based on historical salary increases for participants in the defined benefit pension plans. This assumption impacts the service and interest cost components of plan income or expense.

The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations, and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return for its domestic defined benefit pension plans was 8.0% in 2011, 2010, and 2009. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense during 2012 of approximately $3 million.

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 8% in 2011 to 5% in 2017, with rates assumed to stabilize in 2017 and thereafter, were used in determining plan expense for 2011. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2011, Mattel adjusted the health care cost trend rates for its other postretirement benefit plan obligation to 7.5% reducing to 5% by 2017, with rates assumed to stabilize in 2017 and thereafter. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would increase benefit plan expense during 2012 by $0.2 million.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2011 by $2.7 million and $(2.4) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2011 by $0.1 million and $(0.1) million, respectively.

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

The weighted average grant date fair value of options granted during 2011, 2010, and 2009 was $5.76, $4.84, and $3.71, respectively. The following weighted average assumptions were used in determining the fair value of options granted:

	2011	2010	2009
Expected life (in years)	5.1	5.0	4.9
Risk-free interest rate	1.4%	1.7%	2.5%
Volatility factor	34.0%	34.3%	33.6%
Dividend yield	3.5%	3.5%	4.3%

The following table summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	1 year	4.2
Risk-free interest rate	1%	6.6
Volatility factor	1%	3.3
Dividend yield	1%	(11.1)

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	(1) year	(5.9)
Risk-free interest rate	(1)%	(6.4)
Volatility factor	(1)%	(3.5)
Dividend yield	(1)%	12.1

Mattel recognized compensation expense of $14.5 million, $13.4 million, and $13.0 million for stock options during 2011, 2010, and 2009, respectively, which is included within other selling and administrative expenses. Compensation expense recognized related to grants of restricted stock units was $39.0 million, $53.8 million, and $37.0 million in 2011, 2010, and 2009, respectively, and is also included within other selling and administrative expenses. As of December 31, 2011, total unrecognized compensation cost related to unvested share-based payments totaled $70.6 million and is expected to be recognized over a weighted-average period of 2.0 years.

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

Mattel’s effective tax rate on income before income taxes in 2011 was 20.8%, as compared to 19.1% in 2010. The 2011 income tax provision includes net tax benefits of $6.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

The 2010 income tax provision includes net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided.

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

A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:

	For the Year
	2011	2010	2009
	(In thousands)
Domestic:
Mattel Girls & Boys Brands US	$1,775,954	$1,626,407	$1,402,224
Fisher-Price Brands US	1,293,780	1,352,729	1,310,886
American Girl Brands	510,936	486,644	462,899

Total Domestic	3,580,670	3,465,780	3,176,009
International	3,260,417	2,920,830	2,758,315

Gross sales	6,841,087	6,386,610	5,934,324
Sales adjustments	(575,050)	(530,415)	(503,478)

Net sales	$6,266,037	$5,856,195	$5,430,846

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Indonesian rupiah were the primary transactions that caused currency transaction exposure for Mattel during 2011, 2010, and 2009. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income/expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during 2011 were related to its net investment in entities having functional currencies denominated in the Euro, Mexican peso, Brazilian real, and British pound sterling.

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

Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2011 are shown in the following table. All contracts are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with a rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of US dollars)
Australian dollar*	$51,737	1.01	$793	$6,765	1.03	$98
British pound sterling*	19,447	1.57	(149)	—	—	—
Canadian dollar*	10,687	0.97	91	28,351	1.01	1,010
Czech koruna	3,101	19.51	(29)	—	—	—
Danish krone	2,507	5.68	(24)	—	—	—
Euro*	374,915	1.31	(3,415)	400,556	1.40	29,689
Hungarian forint	394	230.21	(20)	—	—	—
Indonesian rupiah	75,851	9,371.69	1,049	—	—	—
Japanese yen	16,017	77.70	178	19,132	77.72	(188)
Mexican peso	—	—	—	18,958	13.81	135
New Turkish lira	—	—	—	5,026	1.89	(18)
New Zealand dollar*	11,924	0.77	115	—	—	—
Norwegian krone	9,146	5.90	(100)	—	—	—
Polish zloty	—	—	—	3,039	3.41	25
Russian ruble	—	—	—	574	31.47	12
Singapore dollar	382	1,305.00	3	—	—	—
Swedish krona	7,081	6.85	(31)	—	—	—
Swiss franc	25,200	0.93	(188)	—	—	—
Taiwan dollar	—	—	—	11,349	30.54	(114)

	$608,389		$(1,727)	$493,750		$30,649

*	The weighted average contract rate for these contracts is quoted in US dollar per local currency.

For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same notional amounts, currencies and maturity dates, if they had been entered into as of December 31, 2011. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same notional amounts, currencies and maturity dates, if they had been entered into as of December 31, 2011. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.

In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2011, these contracts had a contract amount of $37.6 million and a fair value of $(1.3) million.

Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its income before income taxes would have increased by approximately $5 million in 2011, increased by approximately $4 million in 2010, and decreased by approximately $13 million in 2009.

Venezuelan Operations

Since January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary uses the US dollar as its functional currency, and monetary assets and liabilities denominated in Venezuelan bolivar fuertes generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the US dollar. Mattel’s Venezuelan subsidiary uses the Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”) rate, which is controlled by the Central Bank of Venezuela, to remeasure monetary assets and liabilities denominated in Venezuelan bolivar fuertes. The SITME rate was quoted at 5.30 Venezuelan bolivar fuertes per US dollar at December 31, 2011.

Mattel’s Venezuelan subsidiary represented less than 0.1% of Mattel’s consolidated net sales in 2011 and had approximately $34 million of net monetary assets denominated in Venezuelan bolivar fuertes as of December 31, 2011. For every $10 million of net monetary assets denominated in Venezuelan bolivar fuertes, a 10% increase/(decrease) in the foreign currency exchange rate would decrease/(increase) Mattel’s pre-tax income by approximately $1 million.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Bryan G. Stockton, its principal executive officer, and Kevin M. Farr, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mattel, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 23, 2012

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$1,369,113	$1,281,123
Accounts receivable, less allowance of $26.3 million and 21.8 million in 2011 and 2010, respectively	1,246,687	1,146,106
Inventories	487,000	463,838
Prepaid expenses and other current assets	340,907	335,543

Total current assets	3,443,707	3,226,610

Property, plant, and equipment, net	523,941	484,705
Goodwill	822,139	824,007
Other noncurrent assets	881,851	882,411

Total Assets	$5,671,638	$5,417,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$8,018	$—
Current portion of long-term debt	50,000	250,000
Accounts payable	334,999	406,270
Accrued liabilities	618,801	642,211
Income taxes payable	27,110	51,801

Total current liabilities	1,038,928	1,350,282

Noncurrent Liabilities
Long-term debt	1,500,000	950,000
Other noncurrent liabilities	522,107	488,867

Total noncurrent liabilities	2,022,107	1,438,867

Commitments and Contingencies (See Note 13)

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,690,405	1,706,461
Treasury stock at cost; 104.4 million shares and 92.3 million shares in 2011 and 2010, respectively	(2,242,522)	(1,880,692)
Retained earnings	3,167,996	2,720,645
Accumulated other comprehensive loss	(446,645)	(359,199)

Total stockholders’ equity	2,610,603	2,628,584

Total Liabilities and Stockholders’ Equity	$5,671,638	$5,417,733

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	2011	2010	2009
	(In thousands, except per share amounts)
Net Sales	$6,266,037	$5,856,195	$5,430,846
Cost of sales	3,120,211	2,901,222	2,716,149

Gross Profit	3,145,826	2,954,973	2,714,697
Advertising and promotion expenses	699,247	647,270	609,753
Other selling and administrative expenses	1,405,478	1,405,801	1,373,776

Operating Income	1,041,101	901,902	731,168
Interest expense	75,332	64,839	71,843
Interest (income)	(8,093)	(8,434)	(8,083)
Other non-operating expense (income), net	3,189	(1,328)	7,361

Income Before Income Taxes	970,673	846,825	660,047
Provision for income taxes	202,165	161,962	131,343

Net Income	$768,508	$684,863	$528,704

Net Income Per Common Share—Basic	$2.20	$1.88	$1.45

Weighted average number of common shares	344,669	360,615	360,085

Net Income Per Common Share—Diluted	$2.18	$1.86	$1.45

Weighted average number of common and potential common shares	348,424	364,570	361,510

Dividends Declared Per Common Share	$0.92	$0.83	$0.75

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2011	2010	2009
	(In thousands)
Cash Flows From Operating Activities:
Net income	$768,508	$684,863	$528,704
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	147,458	149,977	152,065
Amortization	13,840	15,831	17,765
Asset impairments	—	15,444	11,146
Deferred income taxes	49,368	(3,871)	(21,971)
Tax benefits from share-based payment arrangements	(24,199)	(7,530)	(36,726)
Share-based compensation	53,476	67,138	49,962
(Decrease) increase from changes in assets and liabilities:
Accounts receivable	(175,526)	(394,688)	154,909
Inventories	(40,015)	(106,182)	137,072
Prepaid expenses and other current assets	(22,689)	(5,464)	(5,350)
Accounts payable, accrued liabilities, and income taxes payable	(87,021)	109,061	(10,472)
Other, net	(18,507)	3,391	(32,063)

Net cash flows from operating activities	664,693	527,970	945,041

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(102,193)	(81,405)	(76,994)
Purchases of other property, plant, and equipment	(88,721)	(55,249)	(43,493)
Payments for intangible assets acquired	(2,005)	(15,761)	(3,299)
Proceeds (payments) from foreign currency forward exchange contracts	16,432	(7,322)	15,774
Proceeds from sale of investments	—	10,549	73,132
Proceeds from sale of other property, plant, and equipment	1,983	2,538	1,351

Net cash flows used for investing activities	(174,504)	(146,650)	(33,529)

Cash Flows From Financing Activities:
Payments of short-term borrowings	(236,811)	(7,404)	(451,815)
Proceeds from short-term borrowings	244,829	5,454	453,090
Payments of long-term borrowings	(250,000)	(50,000)	(150,000)
Net proceeds from long-term borrowings	591,801	493,175	—
Payment of credit facility renewal costs	(6,917)	—	(11,452)
Share repurchases	(524,009)	(446,704)	—
Payment of dividends on common stock	(316,503)	(291,256)	(271,353)
Proceeds from exercise of stock options	115,611	73,364	30,896
Tax benefits from share-based payment arrangements	24,199	7,530	36,726
Other, net	(39,508)	(8,975)	(12,182)

Net cash flows used for financing activities	(397,308)	(224,816)	(376,090)

Effect of Currency Exchange Rate Changes on Cash	(4,891)	7,622	(36,119)

Increase in Cash and Equivalents	87,990	164,126	499,303
Cash and Equivalents at Beginning of Year	1,281,123	1,116,997	617,694

Cash and Equivalents at End of Year	$1,369,113	$1,281,123	$1,116,997

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$173,625	$149,327	$131,333
Interest	76,502	53,023	69,503

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2008	$441,369	$1,642,092	$(1,621,264)	$2,085,573	$(430,635)	$2,117,135
Comprehensive income:
Net income				528,704		528,704
Change in net unrealized gains/losses on derivative instruments, net of tax					(19,805)	(19,805)
Defined benefit pension plans, net prior service cost, and net actuarial loss, net of tax					18,696	18,696
Currency translation adjustments					52,210	52,210

Comprehensive income				528,704	51,101	579,805
Issuance of treasury stock for stock option exercises		(17,219)	48,115			30,896
Other issuance of treasury stock		(209)	209			—
Restricted stock units		(26,658)	18,566			(8,092)
Deferred compensation			(672)	(323)		(995)
Share-based compensation		49,962				49,962
Tax benefits from share-based payment arrangements		36,726				36,726
Dividend equivalents for restricted stock units				(3,095)		(3,095)
Dividends				(271,353)		(271,353)

Balance, December 31, 2009	441,369	1,684,694	(1,555,046)	2,339,506	(379,534)	2,530,989
Comprehensive income:
Net income				684,863		684,863
Change in net unrealized gains/losses on derivative instruments, net of tax					11,749	11,749
Defined benefit pension plans, net prior service cost, and net actuarial loss, net of tax					7,703	7,703
Currency translation adjustments					883	883

Comprehensive income				684,863	20,335	705,198
Purchase of treasury stock			(446,704)			(446,704)
Issuance of treasury stock for stock option exercises		(20,623)	93,987			73,364
Other issuance of treasury stock		15	85			100
Restricted stock units		(32,293)	21,746			(10,547)
Deferred compensation			5,240	(426)		4,814
Share-based compensation		67,138				67,138
Tax benefits from share-based payment arrangements		7,530				7,530
Dividend equivalents for restricted stock units				(3,342)		(3,342)
Dividends				(291,256)		(291,256)
Adjustment for adoption of ASU 2010-11, net of tax				(8,700)		(8,700)

Balance, December 31, 2010	441,369	1,706,461	(1,880,692)	2,720,645	(359,199)	2,628,584
Comprehensive income:
Net income				768,508		768,508
Change in net unrealized gains/losses on derivative instruments, net of tax					27,743	27,743
Defined benefit pension plans, net prior service cost, and net actuarial loss, net of tax					(38,084)	(38,084)
Currency translation adjustments					(77,105)	(77,105)

Comprehensive income				768,508	(87,446)	681,062
Purchase of treasury stock			(536,318)			(536,318)
Issuance of treasury stock for stock option exercises		(9,758)	125,369			115,611
Restricted stock units		(84,631)	48,530			(36,101)
Deferred compensation			589	(439)		150
Share-based compensation		53,476				53,476
Tax benefits from share-based payment arrangements		24,199				24,199
Dividend equivalents for restricted stock units		658		(4,215)		(3,557)
Dividends				(316,503)		(316,503)

Balance, December 31, 2011	$441,369	$1,690,405	$(2,242,522)	$3,167,996	$(446,645)	$2,610,603

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

Accounts Receivable and Allowance for Doubtful Accounts

Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability, and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews performed as necessary, based on the customer’s financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

Mattel records an allowance for doubtful accounts based on management’s assessment of the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes.

Inventories

Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market. Inventory allowances are charged to cost of sales and establish a lower cost basis for the inventory. Cost is determined by the first-in, first-out method.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 30 years for buildings, 3 to 10 years for machinery and equipment, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies, and molds are amortized using the straight-line method over 3 years.

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

Goodwill and Intangible Assets

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

Mattel tests its nonamortizable intangible assets, including trademarks and trade names, for impairment by comparing the estimated fair values of the nonamortizable intangible assets with the carrying values. Mattel tests nonamortizable intangible assets for impairment annually in the third quarter, or whenever events or changes in circumstances indicate that the carrying value may exceed its fair value. The fair value of trademark and trade name intangibles is measured using a multi-period royalty savings method, which reflects the savings realized by owning the trademarks and trade names, and thus not having to pay a royalty fee to a third party.

Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

Foreign Currency Translation Exposure

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2011 were related to its net investment in entities having functional currencies denominated in the Euro, Mexican peso, Brazilian real, and British pound sterling.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating income/expense, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Indonesian rupiah were the primary transactions that cause foreign currency transaction exposure for Mattel in 2011.

Derivative Instruments

Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. At the inception of the contracts, Mattel designates these derivatives as cash flow hedges and documents the relationship of the hedge to the underlying transaction. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting. Changes in fair value associated with hedge ineffectiveness, if any, are recorded in the results of operations. Changes in fair value of cash flow hedge derivatives are deferred and recorded as part of accumulated other comprehensive loss in stockholders’ equity until the underlying transaction affects earnings. In the event that an anticipated transaction is no longer likely to occur, Mattel recognizes the change in fair value of the derivative in its results of operations in the period the determination is made.

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

Revenue Recognition and Sales Adjustments

Revenue is recognized upon shipment or upon receipt of products by the customer, depending on terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, Mattel does not recognize revenue until collection occurs. Value added taxes are recorded on a net basis, and are excluded from revenue. Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. The costs of these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized.

Advertising and Promotion Costs

Costs of media advertising are expensed the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of catalog production and mailing costs, which are generally amortized within three months from the date the catalogs are mailed.

Product Recalls and Withdrawals

Mattel establishes a reserve for product recalls and withdrawals on a product-specific basis when circumstances giving rise to the recall or withdrawal become known. Facts and circumstances related to the recall or withdrawal, including where the product affected by the recall or withdrawal is located (e.g., with consumers, in customers’ inventory, or in Mattel’s inventory), cost estimates for shipping and handling for returns, cost estimates for communicating the recall or withdrawal to consumers and customers, and cost estimates for parts and labor if the recalled or withdrawn product is deemed to be repairable, are considered when establishing a product recall or withdrawal reserve. These factors are updated and reevaluated each period and the related reserves are adjusted when these factors indicate that the recall or withdrawal reserve is either not sufficient to cover or exceeds the estimated product recall or withdrawal expenses.

Design and Development Costs

Product design and development costs primarily include employee compensation and outside services, and are charged to the results of operations as incurred.

Employee Benefit Plans

Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. Actuarial valuations are used in determining amounts recognized in the financial statements for certain retirement and other postretirement benefit plans (see “Note 6 to the Consolidated Financial Statements—Employee Benefit Plans”).

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between US GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between US GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between US GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for Mattel for fiscal years beginning after December 15, 2011. Mattel does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers specific requirements to present reclassification adjustments for each component of accumulated other comprehensive income. ASU 2011-05 will be retroactively effective for Mattel for fiscal years beginning after December 15, 2011. Mattel does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for Mattel for fiscal years beginning after December 15, 2011. Mattel does not expect the adoption of ASU 2011-08 to have a material effect on its operating results or financial position.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities, which requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2011-11 will be retroactively effective for Mattel for fiscal years beginning on or after January 1, 2013. Mattel does not expect the adoption of ASU 2011-11 to have a material effect on its operating results or financial position.

Note 2—Goodwill and Other Intangibles

The change in the carrying value of goodwill by reporting unit for 2011 and 2010 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the US reporting units selling those brands, thereby causing foreign currency translation impact to the US reporting units.

	Mattel Girls Brands US	Mattel Boys Brands US	Fisher- Price Brands US	American Girl Brands	International	Total
	(In thousands)
Balance at December 31, 2009	$32,082	$130,737	$216,080	$207,571	$241,998	$828,468
Impact of currency exchange rate changes	(1,011)	(79)	(201)	—	(3,170)	(4,461)

Balance at December 31, 2010	31,071	130,658	215,879	207,571	238,828	824,007
Impact of currency exchange rate changes	(125)	(9)	(24)	—	(1,710)	(1,868)

Balance at December 31, 2011	$30,946	$130,649	$215,855	$207,571	$237,118	$822,139

In 2011, Mattel performed the annually required impairment tests and determined that its goodwill was not impaired. Mattel has not recorded any goodwill impairment subsequent to its initial adoption of Accounting Standards Codification (“ASC”) 350-20, Goodwill, on January 1, 2002.

Identifiable intangibles include the following:

	December 31,
	2011	2010
	(In thousands)
Nonamortizable identifiable intangibles	$122,223	$122,223
Identifiable intangibles (net of amortization of $55.5 million and $64.2 million at December 31, 2011 and 2010, respectively)	84,486	91,359

	$206,709	$213,582

In October 2010, Mattel acquired the intellectual property rights related to Phase 10® for $15.8 million, including acquisition costs, which is included within amortizable identifiable intangibles.

Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value. During 2011 and 2010, Mattel performed the annual impairment tests and determined that its nonamortizable intangible assets were not impaired. However, during 2011, for one of Mattel’s nonamortizable intangible assets with a carrying value of approximately $113 million, the fair value did not exceed the carrying value by a significant margin. Future changes in estimates resulting in lower than currently anticipated future cash flows and fair value could negatively affect the valuation, which may result in Mattel recognizing an impairment charge in the future.

Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As a result of these impairment tests, Mattel recorded an impairment charge of approximately $8 million during 2010, which is reflected within other selling and administrative expenses. Amortizable intangible assets were determined to not be impaired during 2011.

Note 3—Income Taxes

Consolidated pre-tax income consists of the following:

	For the Year
	2011	2010	2009
	(In thousands)
US operations	$169,706	$124,160	$107,593
Foreign operations	800,967	722,665	552,454

	$970,673	$846,825	$660,047

The provision (benefit) for current and deferred income taxes consists of the following:

	For the Year
	2011	2010	2009
	(In thousands)
Current
Federal	$15,933	$14,057	$9,251
State	5,268	8,686	9,975
Foreign	131,596	143,090	134,088

	152,797	165,833	153,314

Deferred
Federal	49,853	(10,894)	564
State	(2,629)	10,599	(8,828)
Foreign	2,144	(3,576)	(13,707)

	49,368	(3,871)	(21,971)

Provision for income taxes	$202,165	$161,962	$131,343

Deferred income taxes are provided principally for tax credit carryforwards, research and development expenses, net operating loss carryforwards, employee compensation-related expenses and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are composed of the following:

	December 31,
	2011	2010
	(In thousands)
Tax credit carryforwards	$124,404	$134,044
Research and development expenses	183,270	184,132
Loss carryforwards	54,351	54,747
Allowances and reserves	133,068	138,938
Deferred compensation	100,122	115,822
Postretirement benefits	76,587	63,707
Other	56,185	49,395

Gross deferred income tax assets	727,987	740,785

Intangible assets	(132,320)	(116,919)
Other	(10,563)	(8,649)

Gross deferred income tax liabilities	(142,883)	(125,568)

Deferred income tax asset valuation allowances	(42,286)	(44,917)

Net deferred income tax assets	$542,818	$570,300

Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31,
	2011	2010
	(In thousands)
Prepaid expenses and other current assets	$110,422	$135,612
Other noncurrent assets	473,832	477,320
Accrued liabilities	(194)	(319)
Other noncurrent liabilities	(41,242)	(42,313)

	$542,818	$570,300

As of December 31, 2011, Mattel has federal and foreign loss carryforwards totaling $140.4 million and tax credit carryforwards of $124.4 million, which does not include carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforwards	Tax Credit Carryforwards
	(In millions)
2012 – 2016	$65.4	$72.7
Thereafter	2.2	46.1
No expiration date	72.8	5.6

Total	$140.4	$124.4

Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $38.0 million was required as of December 31, 2011 for those loss and tax credit carryforwards that are not expected to provide future tax benefits. In addition, management determined that a valuation allowance of $4.3 million was required as of December 31, 2011 for those deferred tax assets for which there is not sufficient evidence as to its ultimate utilization, primarily related to certain foreign affiliates. Changes in the valuation allowance for 2011 include increases in the valuation allowance for 2011 foreign losses without benefits, and decreases in the valuation allowance for expiration and projected utilization of tax loss and tax credit carryforwards. Management believes it is more-likely-than-not that Mattel will generate sufficient taxable income in the appropriate future periods to realize the benefit of the remaining net deferred income tax assets of $542.8 million. Changes in enacted tax laws, audits in various jurisdictions around the world, settlements or acquisitions, could negatively impact Mattel’s ability to fully realize all of the benefits of its remaining net deferred tax assets.

Differences between the provision for income taxes at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year
	2011	2010	2009
	(In thousands)
Provision at US federal statutory rates	$339,736	$296,389	$231,016
(Decrease) increase resulting from:
Foreign earnings taxed at different rates, including withholding taxes	(139,476)	(138,352)	(82,029)
Foreign losses without income tax benefit	2,883	5,398	6,148
State and local taxes, net of US federal benefit	4,833	12,535	5,486
Adjustments to previously accrued taxes	(6,800)	(638)	(28,840)
Foreign tax credit benefit, net of cost to repatriate foreign earnings	—	(16,200)	—
Other	989	2,830	(438)

Provision for income taxes	$202,165	$161,962	$131,343

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

A reconciliation of unrecognized tax benefits is as follows:

	2011	2010	2009
	(In millions)
Unrecognized tax benefits at January 1	$252.6	$230.0	$80.3
Increases for positions taken in current year	13.5	14.8	9.4
Increases for positions taken in a prior year	2.3	14.9	194.3
Decreases for positions taken in a prior year	(1.0)	(4.3)	(30.2)
Decreases for settlements with taxing authorities	(1.4)	(1.7)	(23.0)
Decreases for lapses in the applicable statute of limitations	(3.4)	(1.1)	(0.8)

Unrecognized tax benefits at December 31	$262.6	$252.6	$230.0

Of the $262.6 million of unrecognized tax benefits as of December 31, 2011, $254.5 million would impact the effective tax rate if recognized, however a valuation allowance would likely be recorded against certain capital losses included in this amount.

During 2011, Mattel recognized $1.4 million of interest and penalties related to unrecognized tax benefits, which is reflected in provision for income taxes in the consolidated statements of operations. As of December 31, 2011, Mattel had accrued $12.9 million in interest and penalties related to unrecognized tax benefits. Of this balance, $12.4 million would impact the effective tax rate if recognized.

In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. The IRS is currently auditing Mattel’s 2008 and 2009 federal income tax returns. The IRS audit plan calls for the completion of the current examination in the second quarter of 2012. In the fourth quarter of 2011, the IRS issued several Notices of Proposed Adjustments (“NOPA”) related to its examination. The NOPAs are not final, as the IRS has not issued its final examination report. Mattel is currently in discussions with the IRS in an effort to reach a resolution of all issues. Mattel files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2005 through 2011 tax years, New York for the 2004 through 2011 tax years, and Wisconsin for the 2008 through 2011 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including Hong Kong and Venezuela for the 2005 through 2011 tax years, and Brazil, Mexico and Netherlands for the 2006 through 2011 tax years. Based on the current status of the IRS audit, there is insufficient information to quantify any significant changes in unrecognized tax benefits in the next twelve months. Based on the current status of state and foreign audits, Mattel may recognize a benefit of up to approximately $10 million related to the settlement of tax audits and/or the expiration of statutes of limitations in the next twelve months. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

In the first quarter of 2010, Mattel reached a resolution with the IRS regarding all open issues relating to the examination of Mattel’s US federal income tax returns for the years 2006 and 2007. The resolution did not have a material impact on Mattel’s 2010 consolidated financial statements.

In 2011, income was positively impacted by net tax benefits of $6.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. In 2010, income was positively impacted by net tax benefits of $16.8 million. The August 2010 enactment of the foreign tax credit provisions in the Education Jobs and Medicaid Assistance Act (“EJMA”) will impair Mattel’s ability to utilize certain foreign tax credits expected to be generated in future years, which will provide Mattel with greater capacity in future years to utilize excess foreign tax credit carryfowards from prior years. As a result of the EJMA and other elements of Mattel’s current US tax position, Mattel formalized a plan to repatriate earnings from certain foreign subsidiaries in order to be able to fully utilize excess foreign tax credit carryforwards from prior years. The combination of these events resulted in the recognition of a discrete gross tax benefit of $59.1 million related to the anticipated utilization of excess foreign tax credits carryforwards, for which a valuation allowance had previously been provided, partially offset by a discrete tax expense of $42.9 million related to the incremental cost to repatriate earnings from certain foreign subsidiaries for which taxes had not been previously provided. In addition, Mattel also recognized discrete tax benefits of $0.6 million related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to indefinitely reinvest and upon which no deferred US income taxes have been provided is approximately $4.5 billion as of December 31, 2011. Management periodically reviews the undistributed earnings of its foreign subsidiaries and reassesses the intent to indefinitely reinvest such earnings.

The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed.

Accounting principles generally accepted in the United States of America require that tax benefits related to the exercise of nonqualified stock options and vesting of other stock compensation awards be credited to additional paid-in-capital in the period in which such amounts reduce current taxes payable. The exercise of nonqualified stock options and vesting of other stock compensation awards resulted in an increase to additional paid-in-capital for related income tax benefits totaling $24.2 million, $7.5 million, and $36.7 million, in 2011, 2010, and 2009, respectively.

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

The following table summarizes Mattel’s reserves and reserve activity for the 2007 Product Recalls and the 2008 Product Withdrawal:

	Product Returns/ Redemptions	Other	Total
	(In thousands)
Balance at December 31, 2008	$3,605	$1,338	$4,943
Reserves used	(1,297)	(311)	(1,608)
Changes in estimates	(2,370)	707	(1,663)
Impact of currency exchange rate changes	77	(26)	51

Balance at December 31, 2009	$15	$1,708	$1,723
Reserves used	(15)	(1,180)	(1,195)
Changes in estimates	—	(528)	(528)

Balance at December 31, 2010	$—	$—	$—

Following the announcement of the 2007 Product Recalls, a number of lawsuits were filed against Mattel with respect to the recalled products. During 2009, Mattel recorded charges of $27.4 million, which are included in other selling and administrative expenses, to reserve for the settlement of the product liability-related litigation. During 2010, Mattel reduced its estimate of these settlement costs, which had the effect of reducing other selling and administrative expenses by $8.7 million, primarily based on actual experience under the settlement program. Additionally, Mattel recorded a $4.8 million benefit and $6.0 million benefit during 2010 and 2009, respectively, from insurance recoveries of costs incurred in connection with the product liability-related litigation. During 2011, there were no changes to the reserve estimates for the product liability-related litigation.

On September 30, 2010, Fisher-Price, Inc., a subsidiary of Mattel, in cooperation with the US Consumer Product Safety Commission and Health Canada, voluntarily recalled certain products in the US and international markets. These recalls resulted in a total reduction to operating income of $7.6 million in 2010, which was based on estimates such as the expected levels of affected products at retail and historical consumer return rates.

Although management is not aware of any additional quality or safety issues that are likely to result in material recalls or withdrawals, there can be no assurance that additional issues will not be identified in the future.

Note 5—Restructuring Charges

During 2008, Mattel initiated the first phase of its cost savings program, Global Cost Leadership, which was designed to improve operating efficiencies and leverage Mattel’s global scale to improve profitability and operating cash flows. The major initiatives within the Global Cost Leadership program included:

•	A global reduction in Mattel’s professional workforce during 2008 and 2009,

•

A coordinated efficiency strategic plan that included structural changes designed to lower costs and improve efficiencies; for example, offshoring and outsourcing certain back office functions, and additional clustering of management in international markets, and

•

Procurement initiatives designed to further leverage Mattel’s global scale in areas such as creative agency partnerships, legal services, and distribution, including ocean carriers and over-the-road freight vendors.

During 2011, Mattel initiated the second phase of its cost savings program, Operational Excellence 2.0. The major initiatives within the Operational Excellence 2.0 program include:

•	The creation of global brand teams and reorganization to a North America division,

•	Additional procurement initiatives designed to fully leverage Mattel’s global scale,

•	SKU efficiency, and

•	Packaging optimization.

In connection with these cost savings programs, Mattel recorded severance and other termination-related charges of $14.9 million, $13.0 million, and $31.5 million during 2011, 2010, and 2009, respectively, which are included within other selling and administrative expenses. The following table summarizes Mattel’s severance and other termination costs activity:

	Severance	Other Termination Costs	Total
	(In thousands)
Balance at December 31, 2008	$17,115	$881	$17,996
Charges	31,176	324	31,500
Payments	(29,508)	(980)	(30,488)

Balance at December 31, 2009	18,783	225	19,008
Charges	12,951	10	12,961
Payments	(26,463)	(90)	(26,553)

Balance at December 31, 2010	5,271	145	5,416
Charges	14,806	54	14,860
Payments	(15,747)	(40)	(15,787)

Balance at December 31, 2011	$4,330	$159	$4,489

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

A summary of retirement plan expense is as follows:

	For the Year
	2011	2010	2009
	(In millions)
Defined contribution retirement plans	$36.9	$33.3	$33.4
Defined benefit pension plans	37.6	31.7	27.7
Deferred compensation and excess benefit plans	0.7	4.6	6.0
Postretirement benefit plans	1.6	1.9	2.6

	$76.8	$71.5	$69.7

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

A summary of the components of Mattel’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 are as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2011	2010	2009	2011	2010	2009
	(In thousands)
Net periodic benefit cost:
Service cost	$13,610	$12,441	$11,153	$73	$76	$82
Interest cost	28,433	27,934	26,606	1,576	1,820	2,263
Expected return on plan assets	(25,714)	(24,581)	(24,330)	—	—	—
Amortization of prior service cost	1,776	2,453	1,815	—	—	—
Recognized actuarial loss (gain)	19,492	13,499	12,502	(48)	52	237

Net periodic benefit cost	$37,597	$31,746	$27,746	$1,601	$1,948	$2,582

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$62,687	$482	$(26,705)	$(1,249)	$(9,502)	$(3,609)
Prior service cost (credit)	2	(675)	347	—	—	—
Amortization of prior service cost	(1,776)	(2,453)	(1,815)	—	—	—

Total recognized in other comprehensive income (a)	$60,913	$(2,646)	$(28,173)	$(1,249)	$(9,502)	$(3,609)

Total recognized in net periodic benefit cost and other comprehensive income	$98,510	$29,100	$(427)	$352	$(7,554)	$(1,027)

(a)	Amounts exclude related tax (benefit) expense of $(21.6) million, $4.4 million, and $13.1 million, during 2011, 2010, and 2009, respectively, which are also included in other comprehensive income.

Net periodic benefit cost for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year
	2011	2010	2009
Defined benefit pension plans:
Discount rate	5.2%	5.6%	5.4%
Weighted average rate of future compensation increases	3.8%	3.8%	3.8%
Long-term rate of return on plan assets	8.0%	8.0%	8.0%

Postretirement benefit plans:
Discount rate	5.2%	5.6%	5.4%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%

Health care cost trend rate:
Pre-65	8.0%	6.0%	7.0%
Post-65	8.0%	8.0%	9.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2017	2011	2011
Post-65	2017	2013	2013

Discount rates, weighted average rates of future compensation increases, and long-term rates of return on plan assets for Mattel’s foreign defined benefit pension plans differ from the assumptions used for Mattel’s domestic defined benefit pension plans due to differences in local economic conditions from which the non-US plans are based. The rates shown in the preceding table are indicative of the weighted average rates of all Mattel’s defined benefit pension plans given the relative insignificance of the foreign plans to the consolidated total.

The estimated net actuarial loss and prior service cost for the domestic defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $13.2 million. The estimated net actuarial loss for the domestic postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net period benefit cost over the next fiscal year is $0.1 million.

Mattel used a measurement date of December 31, 2011 for its defined benefit pension plans and postretirement benefit plans. A summary of the changes in benefit obligation and plans assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2011	2010	2011	2010
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$545,927	$513,307	$35,081	$46,472
Service cost	13,610	12,441	73	76
Interest cost	28,433	27,934	1,576	1,820
Participant contributions	—	31	—	—
Impact of currency exchange rate changes	(1,785)	(3,518)	—	—
Actuarial loss (gain)	61,052	20,797	(1,297)	(9,460)
Benefits paid	(37,221)	(25,065)	(3,099)	(3,827)

Benefit obligation, end of year	$610,016	$545,927	$32,334	$35,081

Change in Plan Assets:
Plan assets at fair value, beginning of year	$316,795	$296,828	$—	$—
Actual return on plan assets	5,182	31,831	—	—
Employer contributions	53,859	15,162	3,099	3,827
Participant contributions	—	31	—	—
Impact of currency exchange rate changes	(534)	(1,992)	—	—
Benefits paid	(37,221)	(25,065)	(3,099)	(3,827)

Plan assets at fair value, end of year	$338,081	$316,795	$—	$—

Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(271,935)	$(229,132)	$(32,334)	$(35,081)

Current accrued benefit liability	(23,215)	(4,418)	(2,700)	(2,600)
Noncurrent accrued benefit liability	(248,720)	(224,714)	(29,634)	(32,481)

Total accrued benefit liability	$(271,935)	$(229,132)	$(32,334)	$(35,081)

Amounts recognized in Accumulated Other Comprehensive Loss (a):
Net actuarial loss (gain)	$273,691	$211,004	$(1,106)	$143
Prior service cost	138	1,912	—	—

	$273,829	$212,916	$(1,106)	$143

(a)	Amounts exclude related tax benefits of $100.4 million and $78.8 million for December 31, 2011 and 2010, respectively, which are also included in accumulated other comprehensive loss.

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of December 31, 2011 and 2010 totaled $553.6 million and $510.0 million, respectively.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31,
	2011	2010
Defined benefit pension plans:
Discount rate	4.5%	5.2%
Weighted average rate of future compensation increases	3.8%	3.8%

Postretirement benefit plans:
Discount rate	4.5%	5.2%
Annual increase in Medicare Part B premium	6.0%	6.0%

Health care cost trend rate:
Pre-65	7.5%	8.0%
Post-65	7.5%	8.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2017	2017
Post-65	2017	2017

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2011 by $2.7 million and $(2.4) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2011 by $0.1 million and $(0.1) million, respectively.

The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans Before Subsidy	Benefit of Medicare Part D Subsidy
	(In thousands)
2012	$44,464	$2,900	$(200)
2013	26,782	2,700	(200)
2014	27,398	2,700	(200)
2015	28,344	2,700	(200)
2016	29,456	2,700	(200)
2017 - 2021	168,950	12,500	(1,100)

Mattel expects to make cash contributions totaling approximately $57 million to its defined benefit pension and postretirement benefit plans in 2012, which includes approximately $27 million for benefit payments for its unfunded plans.

Mattel periodically commissions a study of the plans’ assets and liabilities to determine an asset allocation that would best match expected cash flows from the plans’ assets to expected benefit payments. Mattel monitors the returns earned by the plans’ assets and reallocates investments as needed. Mattel’s overall investment strategy is to achieve an adequately diversified asset allocation mix of investments that provides for both near-term benefit payments as well as long-term growth. The assets are invested in a combination of indexed and actively managed funds. The target allocations for Mattel’s domestic plan assets, which comprise 80% of Mattel’s total plan assets, are 35% in US equities, 35% in non-US equities, 20% in US long-term bonds, and 10% in US Treasury inflation protected securities. The US equities are benchmarked against the S&P 500 and the non-US equities are benchmarked against a combination of developed and emerging markets indexes. Fixed income securities are long-duration bonds intended to closely match the duration of the liabilities and include US government treasuries and agencies, corporate bonds from various industries, and mortgage-backed and asset-backed securities.

Mattel’s defined benefit pension plan assets are measured and reported in the financial statements at fair value using inputs, which are more fully described in “Note 12 to the Consolidated Financial Statements—Fair Value Measurements,” as follows:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collective trust funds:
US equity securities	$—	$101,747	$—	$101,747
International equity securities	—	101,956	—	101,956
International fixed income	—	36,128	—	36,128
US government and US government agency securities	—	51,897	—	51,897
US corporate debt instruments	—	19,346	—	19,346
International corporate debt instruments	—	5,887	—	5,887
Mutual funds	4,883	—	—	4,883
Other	—	16,237	—	16,237

Total	$4,883	$333,198	$—	$338,081

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collective trust funds:
US equity securities	$—	$97,885	$—	$97,885
International equity securities	—	115,114	—	115,114
International fixed income	—	28,309	—	28,309
Short-term investments	—	1,452	—	1,452
US government and US government agency securities	—	37,718	—	37,718
US corporate debt instruments	—	16,301	—	16,301
International corporate debt instruments	—	5,005	—	5,005
Mutual funds	3,082	—	—	3,082
Other	—	11,929	—	11,929

Total	$3,082	$313,713	$—	$316,795

The fair value of collective trust funds and mutual funds shares are determined based on the net asset value of shares held at year-end. The fair value of US government securities, US government agency securities, and corporate debt instruments are determined based on quoted market prices, or are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 8.0% as of December 31, 2011 is reasonable based on historical returns.

During 1999, Mattel amended the Fisher-Price Pension Plan to convert it from a career-average plan to a cash balance plan and applied for a determination letter from the IRS. In 2003 and 2011, Mattel amended the Fisher-Price Pension Plan to reflect changes in regulations and court cases associated with cash balance plans and submitted applications for a determination letter to the IRS. Mattel received a favorable determination letter in February 2012 and plans to convert the Fisher-Price Pension Plan to a cash balance plan in 2012.

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

Deferred Compensation and Excess Benefit Plans

Mattel maintains a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earns various rates of return. The liability for these plans as of December 31, 2011 and 2010 was $51.6 million and $48.3 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant selected investment options are recorded as retirement plan expense within other selling and administrative expenses. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $65.9 million and $64.5 million as of December 31, 2011 and 2010, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.

Incentive Compensation Plans

Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and subject to certain approvals of the Compensation Committee of the Board of Directors. For 2011, 2010, and 2009, $75.3 million, $106.7 million, and $96.6 million, respectively, was charged to expense for awards under these plans.

Mattel has had two long-term incentive program (“LTIP”) performance cycles in place for the time period between 2009 and 2011: (i) a January 1, 2008—December 31, 2010 performance cycle, which was established by the Compensation Committee of the Board of Directors in March 2008, and (ii) a January 1, 2011—December 31, 2013 performance cycle, which was established by the Compensation Committee of the Board of Directors in March 2011.

For the January 1, 2008—December 31, 2010 LTIP, Mattel granted performance restricted stock units (“RSUs”) under the Mattel, Inc. 2005 Equity Compensation Plan to officers and certain employees providing services to Mattel. Performance RSUs are units that may become payable in shares of Mattel’s common stock at the end of the three-year performance cycle. The performance RSUs granted under this performance cycle were earned based on an initial target number with the final number of performance RSUs payable being determined based on the product of the initial target number of performance RSUs multiplied by a performance factor based on measurements of Mattel’s performance with respect to: (i) annual operating result targets for each year in the performance period using a net operating profit after taxes less capital charge measure (“the 2008—2010 performance-related component”), and (ii) Mattel’s total stockholder return (“TSR”) for the three-year performance period relative to the TSR realized by companies comprising the S&P 500 as the first day of the performance cycle (“the 2008—2010 market-related component”). For the January 1, 2008—December 31, 2010 LTIP, 1.3 million shares were earned relating to the performance-related component and 0.7 million shares were earned relating to the market-related component, resulting in a total of 2.0 million shares that vested in February 2011.

For the January 1, 2008—December 31, 2010 LTIP, the weighted average grant date fair value of the performance-related and market-related components of the performance RSUs were $22.02 and $3.99 per share, respectively, for 2010, and $10.36 and $3.99 per share, respectively, for 2009. During 2010, $17.7 million was charged to expense relating to the 2008—2010 performance-related component as the 2010 actual results exceeded the 2010 performance threshold. During 2009, $3.4 million was charged to expense relating to the 2008—2010 performance-related component as the 2009 actual results exceeded the 2009 performance threshold. Additionally, during both 2010 and 2009, Mattel recognized share-based compensation expense of $1.9 million for the market-related component.

For the January 1, 2011—December 31, 2013 LTIP, Mattel granted performance RSUs under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan to officers and certain employees providing services to Mattel. Performance RSUs granted under this program are earned based on an initial target number, adjusted for dividends declared during the three-year performance period, with the final number of performance RSUs payable being determined based on the product of the initial target number of performance RSUs multiplied by a performance factor based on measurements of Mattel’s performance with respect to: (i) annual operating result targets for each year in the performance period using a net operating profit after taxes less capital charge measure and a net sales performance measure (“the 2011—2013 performance-related components”), and (ii) Mattel’s TSR for the three-year performance period relative to the TSR realized by companies comprising the S&P 500 as the first day of the performance cycle (“the 2011—2013 market-related component”). For the 2011—2013 performance-related components, the range of possible outcomes is that between zero and 0.6 million shares that can be earned for each of the three years during the three-year performance period. For the 2011—2013 market-related component, the possible outcomes range from an upward adjustment of 0.9 million shares to a downward adjustment of 0.9 million shares to the results of the performance-related components over the three-year performance period.

For the January 1, 2011—December 31, 2013 LTIP, the weighted average grant date fair value of the performance-related and market-related components of the performance RSUs were $24.67 and $4.22 per share, respectively, for 2011. During 2011, $7.1 million was charged to expense relating to the performance-related components as the 2011 actual results exceeded the 2011 performance threshold. Additionally, during 2011, Mattel recognized share-based compensation expense of $1.2 million for the market-related component.

The fair value of the 2008—2010 performance-related component was based on the closing stock price of Mattel’s common stock on the date of grant, reduced by the present value of estimated dividends to be paid during the performance period as the awards were not credited with dividend equivalents for actual dividends paid on Mattel’s common stock. The fair value of the 2011—2013 performance-related components was based on the closing stock price of Mattel’s common stock on the date of grant. The fair values of the market-related components were estimated at the grant date using a Monte Carlo valuation methodology. Share-based compensation is recognized as expense over the performance period using a straight-line expense attribution approach reduced for estimated forfeitures.

Note 7—Seasonal Financing and Debt

Seasonal Financing

In November 2011, Mattel issued $300.0 million of unsecured 2.50% senior notes (“2.50% Senior Notes”) due November 1, 2016 and $300.0 million of unsecured 5.45% senior notes (“5.45% Senior Notes”) due November 1, 2041 (collectively, “2011 Senior Notes”). Interest on the 2011 Senior Notes is payable semi-annually on May 1 and November 1 of each year, beginning May 1, 2012. Mattel may redeem all or part of the 2.50% Senior Notes at any time or from time to time at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to but excluding the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 25 basis points. Mattel may redeem all or part of the 5.45% Senior Notes at any time or from time to time at its option prior to May 1, 2041 (six months prior to the maturity date of the 5.45% Senior Notes), at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to but excluding the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 35 basis points. Mattel may redeem all or part of the 5.45% Senior Notes at any time or from time to time at its option on or after May 1, 2041 (six months prior to the maturity date for the 5.45% Senior Notes), at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to but excluding the redemption date.

In September 2010, Mattel issued $250.0 million of unsecured 4.35% senior notes (“4.35% Senior Notes”) due October 1, 2020 and $250.0 million of unsecured 6.20% senior notes (“6.20% Senior Notes”) due October 1, 2040 (collectively, “2010 Senior Notes”). Interest on the 2010 Senior Notes is payable semi-annually on October 1 and April 1 of each year. Mattel may redeem all or part of the 2010 Senior Notes at any time or from time to time at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 25 basis points in respect of the 4.35% Senior Notes and 40 basis points in respect of the 6.20% Senior Notes.

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility (“Credit Facility”) with a commercial bank group that is used as a back-up facility to Mattel’s commercial paper program, which is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The Credit Facility was amended and restated on March 8, 2011 to, among other things, (i) extend the maturity date of the Credit Facility to March 8, 2015, (ii) increase aggregate commitments under the Credit Facility to $1.40 billion, with an “accordion feature,” which allows Mattel to increase the aggregate availability under the Credit Facility to $1.60 billion under certain circumstances, (iii) decrease the applicable interest rate margins to a range of 0.25% to 1.50% above the applicable base rate for base rate loans, and 1.25% to 2.50% above the applicable London Interbank Borrowing Rate for Eurodollar rate loans, in each case depending on Mattel’s senior unsecured long-term debt rating, and (iv) decrease commitment fees to a range of 0.15% to 0.40% of the unused commitments under the Credit Facility.

The borrowing capacity of the amended Credit Facility is $1.40 billion for four years, which exceeded the $1.10 billion for one year remaining on the Credit Facility prior to the March 2011 amendment. The proportion of unamortized debt issuance costs from the prior Credit Facility renewal related to creditors involved in both the prior Credit Facility and amended Credit Facility, and borrowing costs incurred as a result of the amendment were deferred and will be amortized over the term of the amended Credit Facility.

In connection with the execution of the amendment of the Credit Facility, Mattel terminated its $300.0 million domestic receivables sales facility, which was a sub-facility of Credit Facility.

Mattel is required to meet financial covenants at the end of each quarter and fiscal year, using the formulae specified in the Credit Facility agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2011. As of December 31, 2011, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the Credit Facility agreement, was 1.3 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 16.0 to 1 (compared to a minimum required of 3.50 to 1).

The Credit Facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.

Mattel believes its cash on hand, amounts available under its Credit Facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2012.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2011, foreign credit lines totaled approximately $187 million. Mattel expects to extend the majority of these credit lines throughout 2012.

During 2009, sales of receivables pursuant to the domestic receivables sales facility occurred periodically, generally quarterly. The receivables were sold by Mattel Sales Corp., Fisher-Price, Inc., and Mattel Direct Import, Inc. to Mattel Factoring, who then sold such receivables to the bank group at a slight discount, and Mattel acted as a servicer for such receivables. Mattel designated Mattel Sales Corp. and Fisher-Price, Inc. as sub-servicers, as permitted by the facility. Mattel’s appointment as a servicer was subject to termination events that were customary for such transactions. The domestic receivables sales facility was also subject to conditions to funding, representations and warranties, undertakings and early termination events that were customary for transactions of this nature.

Mattel did not sell receivables pursuant to the domestic receivables facility in 2011 or 2010. Mattel’s aggregate losses on receivables sold under the domestic and other trade receivables facilities were $0.5 million, $1.8 million, and $7.4 million during 2011, 2010, and 2009, respectively.

The outstanding amounts of accounts receivable that have been sold under other factoring arrangements were $25.9 million and $60.6 million at December 31, 2011 and 2010, respectively. These amounts have been excluded from Mattel’s consolidated balance sheets.

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

Short-Term Borrowings

As of December 31, 2011, Mattel had foreign short-term bank loans outstanding of $8.0 million. As of December 31, 2010, Mattel had no foreign short-term bank loans outstanding. As of December 31, 2011 and 2010, Mattel had no borrowings outstanding under the Credit Facility.

During 2011 and 2010, Mattel had average borrowings of $15.9 million and $2.6 million, respectively, under its foreign short-term bank loans, and $599.7 million and $196.9 million, respectively, under the Credit Facility and other short-term borrowings, to help finance its seasonal working capital requirements. The weighted average interest rate on foreign short-term bank loans during 2011 and 2010 was 11.4% and 3.4%, respectively. The weighted average interest rate on the Credit Facility and other short-term borrowings during both 2011 and 2010 was 0.4%.

Long-Term Debt

Mattel’s long-term debt consists of the following:

	December 31,
	2011	2010
	(In thousands)
Medium-term notes due July 2012 to November 2013	$100,000	$150,000
2006 Senior Notes	—	200,000
2008 Senior Notes due March 2013	350,000	350,000
2010 Senior Notes due October 2020 and October 2040	500,000	500,000
2011 Senior Notes due November 2016 and November 2041	600,000	—

	1,550,000	1,200,000
Less: current portion	(50,000)	(250,000)

Total long-term debt	$1,500,000	$950,000

Mattel’s Medium-term notes bear interest at fixed rates ranging from 6.5% to 7.25%, with a weighted average interest rate of 6.89% and 6.99% as of December 31, 2011 and 2010, respectively.

Mattel’s 2008 Senior Notes bear interest at a fixed rate of 5.625%.

During 2011, Mattel repaid the remaining $200.0 million of its 2006 Senior Notes in connection with its scheduled maturity. During 2011 and 2010, Mattel repaid $50.0 million of its Medium-term notes in connection with their maturities.

The aggregate amount of long-term debt maturing in the next five years and thereafter is as follows:

	Medium- Term Notes	2008 Senior Notes	2010 Senior Notes	2011 Senior Notes	Total
	(In thousands)
2012	$50,000	$—	$—	$—	$50,000
2013	50,000	350,000	—	—	400,000
2014	—	—	—	—	—
2015	—	—	—	—	—
2016	—	—	—	300,000	300,000
Thereafter	—	—	500,000	300,000	800,000

	$100,000	$350,000	$500,000	$600,000	$1,550,000

Note 8—Stockholders’ Equity

Preference Stock

Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.

Preferred Stock

Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

Common Stock Repurchase Program

During 2011, Mattel repurchased 20.4 million shares of its common stock at a cost of $536.3 million. During 2010, Mattel repurchased 18.6 million shares of its common stock at a cost of $446.7 million. During 2009, Mattel did not repurchase any shares of its common stock. During both 2011 and 2010, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2011, share repurchase authorizations of $427.3 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Dividends

During 2011, 2010, and 2009, Mattel paid total dividends per share of $0.92, $0.83, and $0.75, respectively, to holders of its common stock. During 2011, the Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarter in which the dividends were declared. During 2010 and 2009, the Board of Directors declared the dividends annually in November of the respective years, and Mattel paid the dividends in December of the respective years. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Comprehensive Income

The changes in the components of comprehensive income, net of tax, are as follows:

	For the Year
	2011	2010	2009
	(In thousands)
Net income	$768,508	$684,863	$528,704
Currency translation adjustments	(77,105)	883	52,210
Defined benefit pension plans, net prior service cost and net actuarial loss	(38,084)	7,703	18,696
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	17,900	8,725	(29,602)
Reclassification adjustment for realized losses included in net income	9,843	3,024	9,797

	27,743	11,749	(19,805)

	$681,062	$705,198	$579,805

For 2011, currency translation adjustments resulted in a net loss of $77.1 million, with losses from the weakening of the Euro, Mexican peso, Brazilian real, and British pound sterling against the US dollar. For 2010, currency translation adjustments resulted in a net gain of $0.9 million, with gains from the strengthening of the Mexican peso, Brazilian real, and Chilean peso against the US dollar, partially offset by the weakening of the Euro and British pound sterling against the US dollar. For 2009, currency translation adjustments resulted in a net gain of $52.2 million, with gains from the strengthening of the Brazilian real, Euro, Chilean peso, and British pound sterling against the US dollar.

The components of accumulated other comprehensive loss are as follows:

	December 31,
	2011	2010
	(In thousands)
Currency translation adjustments	$(298,863)	$(221,758)
Defined benefit pension and other postretirement plans, net of tax	(172,398)	(134,314)
Net unrealized gains (losses) on derivative instruments, net of tax	24,616	(3,127)

	$(446,645)	$(359,199)

Note 9—Share-Based Payments

Mattel Stock Option Plans

In May 2010, Mattel’s stockholders approved the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the “2010 Plan”). Upon approval of the 2010 Plan, Mattel terminated its 2005 Equity Compensation Plan (the “2005 Plan”), except with respect to grants then outstanding under the 2005 Plan. Outstanding RSU awards made under the 2005 Plan continue to vest pursuant to the terms of their respective grant agreements. Outstanding stock option grants under the 2005 Plan that have not expired or have not been terminated continue to be exercisable under the terms of their respective grant agreements. The terms of the 2010 Plan are substantially similar to the 2005 Plan.

Under the 2010 Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, performance awards, and shares of common stock to officers, employees, and other persons providing services to Mattel. Generally, options vest and become exercisable contingent upon the grantees’ continued employment or service with Mattel. Nonqualified stock options are granted at not less than 100% of the fair market value of Mattel’s common stock on the date of grant, expire no later than ten years from the date of grant, and vest on a schedule determined by the Compensation Committee of the Board of Directors, generally during a period of three years from the date of grant. In the event of a retirement of an employee aged 55 years or greater with 5 or more years of service, or the death or disability of an employee, that occurs in each case at least 6 months after the grant date, nonqualified stock options become fully vested. Similar provisions exist for non-employee directors. Time-vesting RSUs granted under the 2010 Plan are generally accompanied by dividend equivalent rights and generally vest over a period of three years from the date of grant. In the event of the involuntary termination of an employee aged 55 years or greater with 5 or more years of service, or the death or disability of an employee, that occurs at least 6 months after the grant date, RSUs become fully vested. The 2010 Plan also contains provisions regarding grants of equity compensation to the non-employee members of the Board of Directors. The 2010 Plan expires on March 25, 2020, except as to any grants then outstanding.

The number of shares of common stock available for grant under the 2010 Plan is subject to an aggregate limit of the sum of (i) 48 million shares, (ii) the number of shares that remained available for issuance under the 2005 Plan on May 12, 2010, and (iii) any shares subject to awards outstanding under the 2005 Plan that on or after May 12, 2010 are forfeited or otherwise terminate or expire without the issuance of shares to the holder of the award. The 2010 Plan is further subject to detailed share-counting rules. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. Each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using three available shares for each share actually subject to such full-value grant. At December 31, 2011, there were approximately 38 million shares of common stock available for grant remaining under the 2010 Plan.

As of December 31, 2011, total unrecognized compensation cost related to unvested share-based payments totaled $70.6 million and is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options

Mattel recognized compensation expense of $14.5 million, $13.4 million, and $13.0 million for stock options during 2011, 2010, and 2009, respectively, which is included within other selling and administrative expenses. Income tax benefits related to stock option compensation expense recognized in the consolidated statements of operations during 2011, 2010, and 2009 totaled $4.8 million, $4.3 million, and $4.4 million, respectively.

The fair value of options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding, and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. The weighted average grant date fair value of options granted during 2011, 2010, and 2009 was $5.76, $4.84, and $3.71, respectively. The following weighted average assumptions were used in determining the fair value of options granted:

	2011	2010	2009
Expected life (in years)	5.1	5.0	4.9
Risk-free interest rate	1.4%	1.7%	2.5%
Volatility factor	34.0%	34.3%	33.6%
Dividend yield	3.5%	3.5%	4.3%

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock options:

	2011		2010		2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
	(In thousands, except weighted average exercise price)
Outstanding at January 1	23,265	$19.48	25,285	$18.45	25,400	$18.15
Granted	2,211	26.38	3,097	21.52	3,708	17.57
Exercised	(5,977)	19.34	(4,761)	15.41	(2,450)	12.61
Forfeited	(163)	20.50	(232)	19.29	(181)	20.11
Canceled	(37)	17.46	(124)	17.73	(1,192)	21.18

Outstanding at December 31	19,299	$20.30	23,265	$19.48	25,285	$18.45

Exercisable at December 31	14,359	$19.39	16,630	$19.30	18,601	$18.20

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during 2011, 2010, and 2009 was $43.5 million, $34.6 million, and $12.4 million, respectively. At December 31, 2011, options outstanding had an intrinsic value of $144.0 million, with a weighted average remaining life of 5.6 years. At December 31, 2011, options exercisable had an intrinsic value of $120.3 million, with a weighted average remaining life of 4.4 years. At December 31, 2011, stock options vested or expected to vest totaled 18.8 million shares, with a total intrinsic value of $140.8 million, weighted average exercise price of $20.29, and weighted average remaining life of 5.5 years. During 2011, approximately 3 million stock options vested. The total grant date fair value of stock options vested during 2011, 2010, and 2009 was approximately $14 million, $12 million, and $13 million, respectively.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during 2011, 2010, and 2009 was $115.6 million, $73.4 million, and $30.9 million, respectively.

Restricted Stock Units

RSUs are valued at the market value on the date of grant and the expense is evenly attributed to the periods in which the restrictions lapse, which is three years from the date of grant.

Compensation expense recognized related to grants of RSUs was $30.7 million, $34.2 million, and $31.7 million in 2011, 2010, and 2009, respectively, and is included within other selling and administrative expenses.

Income tax benefits related to RSU compensation expense recognized in the consolidated statements of operations during 2011, 2010, and 2009 totaled $9.0 million, $10.3 million, and $9.5 million, respectively.

The following table summarizes the number and weighted average grant date fair value of Mattel’s unvested RSUs during the year:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average grant date fair value)
Unvested at January 1	4,274	$19.49	4,449	$19.36	3,927	$21.03
Granted	1,663	26.38	1,643	21.58	2,113	17.41
Vested	(1,740)	19.01	(1,598)	21.45	(1,408)	20.96
Forfeited	(465)	21.53	(220)	18.17	(183)	20.53

Unvested at December 31	3,732	$22.53	4,274	$19.49	4,449	$19.36

At December 31, 2011, total RSUs expected to vest totaled 3.5 million shares, with a weighted average grant date fair value of $22.55. The total grant date fair value of RSUs vested during 2011, 2010, and 2009 totaled $33.1 million, $34.3 million, and $29.5 million, respectively.

In addition to the expense and share amounts described above, Mattel recognized compensation expense of $8.3 million for performance RSUs granted in connection with its January 1, 2011–December 31, 2013 Long-Term Incentive Program, as more fully described in “Note 6 to the Consolidated Financial Statements—Employee Benefit Plans.” Mattel recognized compensation expense of $19.6 million and $5.3 million during 2010 and 2009, respectively, for performance RSUs granted in connection with its January 1, 2008–December 31, 2010 Long-Term Incentive Program, also more fully described in “Note 6 to the Consolidated Financial Statements—Employee Benefit Plans.” Income tax benefits related to performance RSU compensation expense recognized in the consolidated statements of operations during 2011, 2010, and 2009 totaled $3.1 million, $7.4 million, and $2.0 million, respectively.

Note 10—Earnings Per Share

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

	For the Year
	2011	2010	2009
	(In thousands, except per share amounts)
Basic:
Net income	$768,508	$684,863	$528,704
Less net income allocable to participating RSUs	(8,821)	(7,912)	(5,992)

Net income available for basic common shares	$759,687	$676,951	$522,712

Weighted average common shares outstanding	344,669	360,615	360,085

Basic net income per common share	$2.20	$1.88	$1.45

Diluted:
Net income	$768,508	$684,863	$528,704
Less net income allocable to participating RSUs	(8,765)	(7,863)	(5,981)

Net income available for diluted common shares	$759,743	$677,000	$522,723

Weighted average common shares outstanding	344,669	360,615	360,085
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	3,755	3,955	1,425

Weighted average number of common and potential common shares	348,424	364,570	361,510

Diluted net income per common share	$2.18	$1.86	$1.45

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options totaling 1.0 million shares, 1.6 million shares, and 19.0 million shares were excluded from the calculation of diluted net income per common share for 2011, 2010, and 2009, respectively, because they were antidilutive.

Note 11—Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of December 31, 2011 and 2010, Mattel held foreign currency forward exchange contracts with notional amounts of $1.14 billion and $1.05 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		December 31, 2011	December 31, 2010
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$29,043	$8,200
Foreign currency forward exchange contracts	Other noncurrent assets	2,853	579

Total derivatives designated as hedging instruments		$31,896	$8,779

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$—	$8,799

Total		$31,896	$17,578

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		December 31, 2011	December 31, 2010
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$1,347	$11,082
Foreign currency forward exchange contracts	Other noncurrent liabilities	35	101

Total derivatives designated as hedging instruments		$1,382	$11,183

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$2,930	$—

Total		$4,312	$11,183

The following tables present the location and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$17,900	$(9,843)	$8,725	$(3,024)	Cost of sales

The net losses of $9.8 million and $3.0 million reclassified from accumulated OCI to the consolidated statements of operations during 2011 and 2010, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
	(In thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$3,955	$(3,797)	Non-operating income/expense
Foreign currency forward exchange contracts	747	3,052	Cost of sales

Total	$4,702	$(745)

The net gain of $4.7 million and net loss of $0.7 million recognized in the consolidated statements of operations during 2011 and 2010, respectively, is offset by foreign currency transaction gains/losses on the related hedged balances.

Note 12—Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities include the following:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$31,896	$—	$31,896
Auction rate securities (b)	—	—	15,630	15,630

Total assets	$—	$31,896	$15,630	$47,526

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$4,312	$—	$4,312

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$17,578	$—	$17,578
Auction rate securities (b)	—	—	21,000	21,000

Total assets	$—	$17,578	$21,000	$38,578

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$11,183	$—	$11,183

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

(b)	The fair value of the auction rate securities is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, and (iii) illiquidity considerations.

The following table presents information about Mattel’s assets measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2009	$—
Transfers to Level 3	21,000

Balance at December 31, 2010	21,000
Unrealized losses	(5,370)

Balance at December 31, 2011	$15,630

During 2010, Mattel adopted ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives, and elected the fair value option under this standard, which resulted in an $8.7 million, net of tax, adjustment to beginning retained earnings relating to auction rate securities that contain embedded credit derivatives, that were previously reported at amortized cost. The unrealized losses recognized during 2011 relating to these auction rate securities are reflected within other non-operating expense in the consolidated statements of operations.

Non-Recurring Fair Value Measurements

Mattel tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the carrying value may exceed its fair value. During 2010, the right to license a certain product line was not renewed resulting in a reduction of its estimated useful life. As a result, Mattel recognized an impairment charge of approximately $8 million, which reduced the value of the intangible asset to approximately $1 million. This intangible asset was fully amortized by the end of 2010. In addition, certain leasehold improvements were fully impaired during 2010, resulting in an impairment charge of approximately $8 million.

During 2009, Mattel fully impaired certain intangible assets relating to product lines that were discontinued, resulting in an impairment charge of approximately $4 million. In addition, during 2009, Mattel recognized an impairment charge of approximately $6 million related to a nonamortizable intangible asset, which reduced the value of the intangible asset to approximately $9 million.

These impairment charges are reflected within other selling and administrative expenses in the consolidated statements of operations. The estimated fair values of the long-lived assets described above were based on discounted cash flow analyses using Level 3 inputs.

During 2011, 2010, and 2009, Mattel did not have any other assets or liabilities measured and reported at fair value on a non-recurring basis in periods subsequent to initial recognition.

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying value of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, is $1.63 billion (compared to a carrying value of $1.55 billion) as of December 31, 2011 and $1.23 billion (compared to a carrying value of $1.20 billion) as of December 31, 2010. The estimated fair value has been calculated based on broker quotes or rates for the same or similar instruments.

Note 13—Commitments and Contingencies

Leases

Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities, and insurance. Rental expense is recorded on a straight-line basis, including escalating minimum payments. The American Girl Place® leases in Chicago, Illinois, New York, New York, and Los Angeles, California and American Girl® store leases in Dallas, Texas, Alpharetta, Georgia, Natick, Massachusetts, Bloomington, Minnesota, Lone Tree, Colorado, Overland Park, Kansas, McLean, Virginia, Lynnwood, Washington, and Chesterfield, Missouri also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2011, 2010, and 2009, contingent rental expense was not material. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2011:

	Capitalized Leases		Operating Leases
	(In thousands)
2012	$294		$85,950
2013	294		70,941
2014	294		57,269
2015	294		48,850
2016	294		45,914
Thereafter	910		163,849

	$2,380	(a)	$472,773

(a)	Includes $0.6 million of imputed interest.

Rental expense under operating leases amounted to $113.3 million, $117.8 million, and $121.9 million for 2011, 2010, and 2009, respectively, net of sublease income of $0.9 million, $0.5 million, and $0.1 million in 2011, 2010, and 2009, respectively.

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

Licensing and similar agreements in effect at December 31, 2011 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2012	$55,170
2013	100,000
2014	83,943
2015	60,937
2016	13,704
Thereafter	254

$314,008

Royalty expense for 2011, 2010, and 2009 was $262.4 million, $245.9 million, and $188.5 million, respectively.

The following table shows the future minimum obligations for purchases of inventory, other assets, and services at December 31, 2011:

Other Purchase Obligations
(In thousands)
2012	$356,117
2013	16,766
2014	15,480
2015	13,983
2016	3,336

$405,682

Insurance

Mattel has a wholly owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, general, automobile, product liability, and foreign property risks. Far West insures the first $1.0 million per occurrence for workers’ compensation risks, the first $0.5 million for general and automobile liability risks, the first $2.0 million per occurrence and $2.0 million per year for product liability risks, and $0.5 million per occurrence for foreign property risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2011 and 2010 totaled $16.3 million and $16.9 million, respectively, and is included in other noncurrent liabilities. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.

Litigation

With regards to the claims against Mattel described below, Mattel intends to defend itself vigorously. Management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of December 31, 2011. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

Mattel has appealed the judgment, and expects to file its opening appeal brief by February 27, 2012. Mattel does not believe that it is probable that any of the damages awarded to MGA will be sustained based on the evidence presented at trial and, accordingly, a liability has not been accrued for this matter.

In February 2011, MGA commenced litigation in the United States District Court for the Central District of California alleging that Mattel’s conduct in response to MGA’s sale of Bratz violated both a federal antitrust statute and the California Business & Professions Code, and constituted abuse of process under California law. On October 20, 2011, the Court granted Mattel’s motion to dismiss MGA’s claims on the grounds, among others, that they are barred by the doctrine of res judicata and should have been brought in the prior proceeding. The Court gave MGA leave to file an amended complaint in compliance with its Order.

On November 10, 2011, MGA filed a first amended complaint which included a single claim for alleged violations of a federal antitrust statute. Mattel has filed a motion to dismiss MGA’s amended complaint, on the grounds, among others, that it continues to be barred by the doctrine of res judicata. Mattel believes this complaint is without merit and intends to vigorously defend against it.

Note 14—Segment Information

Description of Segments

Mattel’s operating segments are separately managed business units and are divided on a geographic basis between domestic and international. Mattel’s domestic operating segments include:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics®, and Monster High® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS®, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, and Batman®, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, Imaginext® and View-Master® (collectively “Core Fisher-Price®”), Dora the Explorer®, Go Diego Go!®, Thomas and Friends®, Mickey Mouse® Clubhouse, Sing-a-ma-jigs®, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

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

	For the Year
	2011	2010	2009
	(In thousands)
Revenues
Domestic:
Mattel Girls & Boys Brands US	$1,775,954	$1,626,407	$1,402,224
Fisher-Price Brands US	1,293,780	1,352,729	1,310,886
American Girl Brands	510,936	486,644	462,899

Total Domestic	3,580,670	3,465,780	3,176,009
International	3,260,417	2,920,830	2,758,315

Gross sales	6,841,087	6,386,610	5,934,324
Sales adjustments	(575,050)	(530,415)	(503,478)

Net sales	$6,266,037	$5,856,195	$5,430,846

Segment Income
Domestic:
Mattel Girls & Boys Brands US	$483,530	$409,445	$293,366
Fisher-Price Brands US	161,652	222,046	231,855
American Girl Brands	113,058	112,923	103,446

Total Domestic	758,240	744,414	628,667
International	619,278	531,003	422,505

	1,377,518	1,275,417	1,051,172
Corporate and other expense (a)	(336,417)	(373,515)	(320,004)

Operating income	1,041,101	901,902	731,168
Interest expense	75,332	64,839	71,843
Interest (income)	(8,093)	(8,434)	(8,083)
Other non-operating expense (income), net	3,189	(1,328)	7,361

Income before income taxes	$970,673	$846,825	$660,047

(a)

Corporate and other expense includes (i) incentive compensation expense of $75.3 million, $106.7 million, and $96.6 million for 2011, 2010, and 2009, respectively, (ii) $14.9 million, $21.0 million, and $31.5 million of charges related to severance and other termination-related costs for 2011, 2010, and 2009, respectively, (iii) share-based compensation expense of $53.5 million, $67.1 million, and $50.0 million for 2011, 2010, and 2009, respectively, (iv) charges to establish a legal settlement reserve for product liability-related litigation totaling $27.4 million for 2009, a reduction to the legal settlement reserve of $8.7 million for 2010, and benefits from insurance recoveries of costs incurred in connection with product liability-related litigation of $4.8 million and $6.0 million for 2010 and 2009, respectively, (v) legal fees associated with the product recall-related litigation, (vi) $7.5 million Gunther-Wahl Productions legal settlement for 2011, and (vii) legal fees associated with MGA litigation matters.

	For the Year
	2011	2010	2009
	(In thousands)
Depreciation/Amortization
Domestic:
Mattel Girls & Boys Brands US	$38,083	$38,978	$38,804
Fisher-Price Brands US	27,313	26,653	27,632
American Girl Brands	15,011	13,182	13,032

Total Domestic	80,407	78,813	79,468
International	64,306	64,998	64,908

	144,713	143,811	144,376
Corporate and other	16,585	21,997	25,454

Depreciation and amortization	$161,298	$165,808	$169,830

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31,
	2011	2010
	(In thousands)
Assets
Domestic:
Mattel Girls & Boys Brands US	$384,439	$380,998
Fisher-Price Brands US	308,894	322,134
American Girl Brands	72,606	67,435

Total Domestic	765,939	770,567
International	861,741	779,875

	1,627,680	1,550,442
Corporate and other	106,007	59,502

Accounts receivable and inventories, net	$1,733,687	$1,609,944

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by category:

	For the Year
	2011	2010	2009
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$4,152,048	$3,660,547	$3,286,335
Fisher-Price Brands	2,159,178	2,220,499	2,168,161
American Girl Brands	510,936	486,644	462,899
Other	18,925	18,920	16,929

Gross sales	6,841,087	6,386,610	5,934,324
Sales adjustments	(575,050)	(530,415)	(503,478)

Net sales	$6,266,037	$5,856,195	$5,430,846

Geographic Information

The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant, and equipment, net, and identifiable intangibles, net.

	For the Year
	2011	2010	2009
	(In thousands)
Revenues
United States	$3,580,670	$3,465,780	$3,176,009
International:
Europe	1,656,684	1,508,356	1,442,473
Latin America	991,435	867,557	860,492
Asia Pacific	384,150	333,273	271,310
Other	228,148	211,644	184,040

Total International	3,260,417	2,920,830	2,758,315

Gross sales	6,841,087	6,386,610	5,934,324
Sales adjustments	(575,050)	(530,415)	(503,478)

Net sales	$6,266,037	$5,856,195	$5,430,846

		December 31,
		2011	2010
		(In thousands)
Long-Lived Assets
United States		$1,050,229	$1,035,813
International		703,870	677,990

Consolidated total		$1,754,099	$1,713,803

Major Customers

Sales to Mattel’s three largest customers accounted for 38%, 41%, and 40% of worldwide consolidated net sales for 2011, 2010, and 2009, respectively, as follows:

	For the Year
	2011	2010	2009
	(In billions)
Wal-Mart	$1.2	$1.1	$1.0
Toys “R” Us	0.7	0.8	0.7
Target	0.5	0.5	0.5

The Mattel Girls & Boys Brands US and Fisher-Price Brands US segments sell products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys “R” Us. The American Girl Brands segment sells its children’s publications to Wal-Mart and Target.

2012 Changes to Segments

As part of Mattel’s Operational Excellence 2.0 program, effective January 2012, Mattel has modified its organizational structure, which will result in changes to its operating segments. The new operating segments are: (i) North America, which will include Mattel Girls & Boys Brands US, Fisher-Price Brands US, and Canada, (ii) American Girl, and (iii) International.

Note 15—Supplemental Financial Information

	December 31,
	2011	2010
	(In thousands)
Inventories include the following:
Raw materials and work in process	$88,489	$68,095
Finished goods	398,511	395,743

	$487,000	$463,838

Property, plant, and equipment, net include the following:
Land	$26,616	$26,796
Buildings	262,537	249,542
Machinery and equipment	851,833	809,723
Tools, dies, and molds	633,818	589,156
Capital leases	23,271	23,271
Leasehold improvements	187,545	177,141

	1,985,620	1,875,629
Less: accumulated depreciation	(1,461,679)	(1,390,924)

	$523,941	$484,705

Other noncurrent assets include the following:
Deferred income taxes	$473,832	$477,320
Nonamortizable identifiable intangibles	122,223	122,223
Identifiable intangibles (net of amortization of $55.5 million and $64.2 million at December 31, 2011 and 2010, respectively)	84,486	91,359
Other	201,310	191,509

	$881,851	$882,411

Accrued liabilities include the following:
Royalties	$85,637	$95,785
Incentive compensation	77,915	107,541
Advertising and promotion	75,508	59,586
Taxes other than income taxes	59,861	68,686
Other	319,880	310,613

	$618,801	$642,211

Other noncurrent liabilities include the following:
Benefit plan liabilities	$278,354	$257,195
Noncurrent tax liabilities	103,938	113,526
Other	139,815	118,146

	$522,107	$488,867

	For the Year
	2011	2010	2009
	(In thousands)
Currency transaction gains/(losses) included in:
Operating income	$34,299	$39,376	$78,732
Other non-operating expense, net	(1,848)	(2,972)	(4,828)

Net transaction gains	$32,451	$36,404	$73,904

Other selling and administrative expenses include the following:
Design and development	$178,982	$173,927	$171,279
Identifiable intangible asset amortization	8,880	10,362	13,027
Bad debt expense	6,160	4,464	21,483

Note 16—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2011:
Net sales	$951,856	$1,161,667	$1,998,760	$2,153,754
Gross profit	473,147	556,241	956,074	1,160,364
Advertising and promotion expenses	101,849	116,167	219,864	261,367
Other selling and administrative expenses	334,540	330,807	338,640	401,491
Operating income	36,758	109,267	397,570	497,506
Income before income taxes	21,261	94,888	385,671	468,853
Net income (a)	16,607	80,529	300,795	370,577
Net income per common share—basic	$0.05	$0.23	$0.87	$1.08
Weighted average number of common shares	349,072	347,133	343,191	339,386
Net income per common share—diluted	$0.05	$0.23	$0.86	$1.07
Weighted average number of common and potential common shares	352,707	350,944	346,792	343,492
Dividends declared per common share	$0.23	$0.23	$0.23	$0.23
Common stock market price:
High	$25.85	$27.49	$28.00	$29.19
Low	23.51	25.23	22.94	25.07
Year Ended December 31, 2010:
Net sales	$880,082	$1,018,503	$1,833,056	$2,124,554
Gross profit	431,852	489,616	937,531	1,095,974
Advertising and promotion expenses	94,169	101,850	201,636	249,615
Other selling and administrative expenses	292,456	318,330	377,264	417,751
Operating income	45,227	69,436	358,631	428,608
Income before income taxes	33,282	62,077	346,619	404,847
Net income (a)	24,842	51,575	283,262	325,184
Net income per common share—basic	$0.07	$0.14	$0.78	$0.90
Weighted average number of common shares	363,231	362,819	360,608	355,699
Net income per common share—diluted	$0.07	$0.14	$0.77	$0.89
Weighted average number of common and potential common shares	366,144	365,851	363,483	360,636
Dividends declared per common share	$—	$—	$—	$0.83
Common stock market price:
High	$23.27	$23.96	$23.76	$26.23
Low	19.35	20.40	20.66	22.33

(a)	Net income for the second quarter of 2011 included net tax benefits of $6.4 million, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. Net income for the third quarter of 2010 included net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided.

Note 17—Subsequent Events

On January 31, 2012, Mattel announced that the Board of Directors declared a first quarter dividend of $0.31 per common share. The dividend is payable on March 9, 2012 to stockholders of record on February 23, 2012.

On February 1, 2012, Mattel completed its acquisition of Helium Holdings 1A Ltd, a private limited company existing under the laws of Jersey (“HIT Entertainment”), pursuant to the Stock Purchase Agreement dated as of October 23, 2011, between the Company’s wholly owned subsidiary, Mattel Entertainment Holdings Limited, a private limited company existing under the laws of England and Wales (the “Purchasing Sub”), HIT Entertainment’s parent company, HIT Entertainment Scottish Limited Partnership, a limited partnership existing under the laws of Scotland and majority owned by a consortium of funds led by Apax Partners, LLP and its affiliates (the “Selling Stockholder”) and, with respect to certain provisions thereof, the Company (the “Purchase Agreement”).

Pursuant to the terms set forth in the Purchase Agreement, the Company indirectly acquired, through the Purchasing Sub, 100% of the issued and outstanding shares of HIT Entertainment from the Selling Stockholder for $680.0 million subject to customary adjustments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Bryan G. Stockton, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

Mattel continues to implement a conversion to new and upgraded financial and human resources information technology systems that began in the fourth quarter of 2002. Mattel has evaluated the effect on its internal control over financial reporting of this conversion for the three months ended December 31, 2011, and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, Mattel’s internal control over financial reporting. Mattel has not made any significant changes to its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to December 31, 2011.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to sections entitled “Proposal 1—Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; “The Board of Directors and Corporate Governance—Board Committees—Audit Committee”; and “Report of the Audit Committee” in the Mattel 2012 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2011 (the “Proxy Statement”). Information with respect to the executive officers of Mattel appears under the heading “Executive Officers of the Registrant” in Part I herein. Mattel has adopted the Mattel Code of Conduct (the “Code of Conduct”), which satisfies the listing rules of the NASDAQ Stock Market (“NASDAQ”) regarding “code of business conduct and ethics” and satisfies the SEC rules regarding disclosure of a “code of ethics” for the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is publicly available on Mattel’s corporate website at http://corporate.mattel.com, and the text of the Code of Conduct will be updated on the website to reflect any amendment. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, CA 90245-5012. If Mattel grants any waiver from a provision of the Code of Conduct for any executive officer or director, or makes any substantive amendment to the SEC-mandated “code of ethics” that applies to the Chief Executive Officer, Chief Financial Officer or Controller, Mattel will make disclosures to the extent required by applicable laws, regulations and stock exchange listing standards on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors’ corporate governance guidelines and the charters of its Audit, Compensation and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://corporate.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.

Mattel has filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer as Exhibit 31.0 and Exhibit 31.1 hereto, respectively.

Item 11.	Executive Compensation.

The information required under this Item is incorporated herein by reference to sections entitled “Compensation Disclosure” and “The Board of Directors and Corporate Governance—Board Committees—Compensation Committee” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item is incorporated herein by reference to sections entitled “Principal Stockholders”; “Security Ownership of Management”; and “Compensation Disclosure—Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to sections entitled “Certain Transactions with Related Persons” and “The Board of Directors and Corporate Governance—Director Independence” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required under this Item is incorporated herein by reference to the section entitled “Proposal 4—Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules for the years ended December 31, 2011, 2010 and 2009

Schedule II—Valuation and Qualifying Accounts and Allowances

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

2.0	Stock Purchase Agreement, dated as of October 23, 2011, by and among Mattel Entertainment Holdings Limited, Helium Holdings 1A Ltd, HIT Entertainment Scottish Limited Partnership, and solely with respect to Section 11.12, Mattel, Inc. Mattel has omitted from Exhibit 2.0 schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, and agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request	8-K	001-05647	2.1	October 24, 2011

3.0	Restated Certificate of Incorporation of Mattel	8-K	001-05647	99.0	May 21, 2007

3.1	Amended and Restated Bylaws of Mattel	10-Q	001-05647	3.1	July 20, 2011

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-Q	001-05647	4.0	August 3, 2007

4.1	Indenture, dated as of February 15, 1996, between Mattel and Chase Manhattan Bank and Trust Company, National Association, formerly Chemical Trust Company of California, as Trustee	10-K	001-05647	4.1	March 28, 2002

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

4.2	Indenture, dated as of February 15, 1996, between Mattel and Chemical Trust Company of California (now known as J. P. Morgan Trust Company, National Association) relating to Senior Debt Securities	S-3ASR	333-134740	4.1	June 5, 2006

4.3	Form of Indenture between Mattel and J. P. Morgan Trust Company, National Association, relating to Subordinated Debt Securities	S-3ASR	333-134740	4.2	June 5, 2006

4.4	Indenture, dated as of September 23, 2010, between Mattel and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010

4.5	Form of Indenture between Mattel and Union Bank, N.A. relating to Subordinated Debt Securities	S-3ASR	333-169539	4.2	September 23, 2010

4.6	Form of 6.125% Notes due June 15, 2011	8-K	001-05647	4.2	June 12, 2006

4.7	Form of Supplemental Indenture between Mattel and The Bank of New York Trust Company, N.A.	8-K	001-05647	1.2	March 7, 2008

4.8	Form of 5.625% Notes due March 15, 2013	8-K	001-05647	1.2	March 7, 2008

4.9	Form of 4.35% Notes due 2020	8-K	001-05647	4.1	September 28, 2010

4.10	Form of 6.20% Notes due 2040	8-K	001-05647	4.2	September 28, 2010

4.11	Form of 2.500% Notes due 2016	8-K	001-05647	4.1	November 8, 2011

4.12	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011

10.0	Fifth Amended and Restated Credit Agreement dated as of March 8, 2011, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, N.A., as Syndication Agent, Citibank, N.A., Société Générale, The Royal Bank of Scotland plc, Mizuho Corporate Bank, Ltd. and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto	8-K	001-05647	10.1	March 11, 2011

10.1	First Amended and Restated Receivables Purchase Agreement dated as of March 20, 2002 among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-K	001-05647	10.1	March 28, 2002

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.2	Amendment No. 1 to First Amended and Restated Receivables Purchase Agreement dated as of March 19, 2004, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-Q	001-05647	99.1	May 7, 2004

10.3	Amendment No. 2 to First Amended and Restated Receivables Purchase Agreement dated as of March 23, 2005, among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	8-K	001-05647	99.1	March 29, 2005

10.4	Amendment No. 3 to First Amended and Restated Receivables Purchase Agreement dated as of March 23, 2009, by and among Mattel Factoring, Inc., as Transferor, Mattel, Inc., as Servicer, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto	10-Q	001-05647	10.4	April 29, 2009

10.5	Form of Indemnity Agreement between Mattel and certain of its directors	10-K	001-05647	10.9	March 28, 2001

10.6	Executive Employment Agreement dated October 18, 2000 between Mattel and Robert A. Eckert	10-K	001-05647	10.10	March 28, 2001

10.7	Amendment to Executive Employment Agreement between Mattel and Robert A. Eckert, effective as of December 31, 2008	10-K	001-05647	10.11	February 26, 2009

10.8	Letter Agreement between Mattel and Neil B. Friedman dated January 28, 2011 regarding separation from Mattel	8-K	001-05647	10.1	February 3, 2011

10.9	Amended and Restated Executive Employment Agreement dated March 28, 2000 between Mattel and Kevin M. Farr	10-K	001-05647	10.33	March 28, 2001

10.10	Amendment to Employment Agreement dated March 6, 2002 between Mattel and Kevin M. Farr	10-K	001-05647	10.30	March 28, 2002

10.11	Amendment to Amended and Restated Executive Employment Agreement between Mattel and Kevin M. Farr, effective as of December 31, 2008	10-K	001-05647	10.23	February 26, 2009

10.12	Notice to Kevin M. Farr dated June 30, 2009 regarding non-renewal of employment agreement	8-K	001-05647	10.1	July 2, 2009

10.13	Letter agreement between Mattel and Kevin M. Farr dated June 30, 2009 regarding Mr. Farr’s participation in the Mattel, Inc. Executive Severance Plan	8-K	001-05647	10.5	July 2, 2009

10.14	Letter agreement between Mattel and Thomas A. Debrowski dated June 30, 2009 regarding Mr. Debrowski’s participation in the Mattel, Inc. Executive Severance Plan	8-K	001-05647	10.6	July 2, 2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.15	Letter agreement between Mattel and Bryan G. Stockton dated June 30, 2009 regarding Mr. Stockton’s participation in the Mattel, Inc. Executive Severance Plan	8-K	001-05647	10.7	July 2, 2009

10.16	Letter Agreement between Mattel and Bryan G. Stockton, dated January 4, 2011, regarding Mr. Stockton’s promotion to Chief Operating Officer	10-K	001-05647	10.36	February 24, 2011

10.17*	Letter Agreement between Mattel and Bryan G. Stockton, dated November 21, 2011, regarding Mr. Stockton’s promotion to Chief Executive Officer

10.18*	Letter Agreement between Mattel and Geoff Massingberd, dated June 25, 2008, regarding Mr. Massingberd’s relocation to Mattel’s headquarters

10.19	Mattel Incentive Plan	DEF 14A	001-05647	Appendix E	April 12, 2007

10.20	Amendment No. 1 to the Mattel Incentive Plan	10-K	001-05647	10.32	February 26, 2009

10.21	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002

10.22	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)	10-Q	001-05647	10.1	October 24, 2008

10.23	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009

10.24	Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-K	001-05647	10.36	February 26, 2009

10.25	Mattel, Inc. Executive Severance Plan	8-K	001-05647	10.4	July 2, 2009

10.26	The Fisher-Price Section 415 Excess Benefit Plan	10-K	001-05647	10.42	February 26, 2008

10.27	The Fisher-Price Excess Benefit Plan, as amended and restated effective January 1, 2009	10-K	001-05647	10.46	February 26, 2009

10.28*	Mattel, Inc. Personal Investment Plan, January 1, 2011 Restatement

10.29	Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the “1996 Plan”)	10-K	001-05647	10.58	March 28, 2002

10.30	Amendment to the 1996 Plan	S-8	333-75145	4.2	March 26, 1999

10.31	Amendment No. 2 to the 1996 Plan	10-K	001-05647	10.42	March 10, 2000

10.32	Amendment No. 3 to the 1996 Plan	10-Q	001-05647	99.1	May 3, 2000

10.33	Amendment No. 4 to the 1996 Plan	10-K	001-05647	10.68	March 28, 2001

10.34	Amendment No. 5 to the 1996 Plan	10-Q	001-05647	99.1	October 26, 2001

10.35	Amendment to the 1996 Plan	10-K	001-05647	10.64	March 28, 2002

10.36	Amendment No. 6 to the 1996 Plan	10-Q	001-05647	99.0	August 9, 2002

10.37	Amendment No. 7 to the 1996 Plan	10-Q	001-05647	99.0	November 12, 2002

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.38	Form of Option Grant Agreement for Outside Directors (Initial Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.1	August 14, 2003

10.39	Form of Option Grant Agreement for Outside Directors (Annual Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.2	August 14, 2003

10.40	Form of Option Grant Agreement (Three Year Vesting) under the 1996 Plan, as amended	10-Q	001-05647	99.3	August 14, 2003

10.41	Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”)	DEF 14A	001-05647	Appendix C	April 13, 2005

10.42	Amendment No. 1 to the 2005 Plan	10-K	001-05647	10.76	February 26, 2009

10.43	Amendment No. 2 to the 2005 Plan	10-Q	001-05647	10.1	April 29, 2009

10.44	Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the “2010 Plan”)	DEF 14A	001-05647	Appendix A	March 30, 2010

10.45	Form of Grant Agreement as of August 1, 2005 for grants to employees of Non-Qualified Stock Options (“NQSOs”) under the 2005 Plan	8-K	001-05647	99.1	August 5, 2005

10.46	Form of Grant Agreement as of August 1, 2006 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	August 4, 2006

10.47	Form of Grant Agreement as of May 17, 2007 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	May 18, 2007

10.48	Form of Notice of Grant and Grant Agreement for RSUs to Non-Employee Directors under the 2010 Plan	10-Q	001-05647	10.1	July 28, 2010

10.49	Form of Notice of Grant and Grant Agreement for NQSOs to Employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010

10.50	Form of Notice of Grant and Grant Agreement for RSUs to Employees under the 2010 Plan	10-Q	001-05647	10.2	October 27, 2010

10.51	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the 2010 Plan for Certain Executive Officers with Employment Agreements and Certain Executive Officers Participating in the Mattel, Inc. Executive Severance Plan	10-Q	001-05647	10.1	April 27, 2011

10.52	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the 2010 Plan	10-Q	001-05647	10.2	April 27, 2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.53	Form of Notice of Grant and Grant Agreement for NQSOs to Certain Executive Officers with Employment Agreements under the 2010 Plan	10-Q	001-05647	10.5	October 27, 2010

10.54	Form of Notice of Grant and Grant Agreement for NQSOs to Participants in the Severance Plan under the 2010 Plan	10-Q	001-05647	10.6	October 27, 2010

10.55	Form of Notice of Grant and Grant Agreement for RSUs to Participants in the Severance Plan under the 2010 Plan	10-Q	001-05647	10.7	October 27, 2010

10.56	Form of Grant Agreement for August 1, 2005 grant to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 5, 2005

10.57	Form of Grant Agreement for August 1, 2006 and August 1, 2007 grants to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.1	August 4, 2006

10.58	Form of Notice of Grant and Grant Agreement for NQSOs to Robert A. Eckert under the 2010 Plan	10-Q	001-05647	10.3	October 27, 2010

10.59	Form of Notice of Grant and Grant Agreement for RSUs to Robert A. Eckert under the 2010 Plan	10-Q	001-05647	10.4	October 27, 2010

10.60	Form of Grant Agreement for August 1, 2005 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.4	August 5, 2005

10.61	Form of Grant Agreement for August 1, 2006 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 4, 2006

10.62	Form of Grant Agreement for August 1, 2007 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.4	May 18, 2007

10.63	Form of Grant Agreement for August 1, 2005 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.5	August 5, 2005

10.64	Form of Grant Agreement for August 1, 2006 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	August 4, 2006

10.65	Form of Grant Agreement for August 1, 2007 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	May 18, 2007

10.66	Form of Grant Agreement for August 1, 2005 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.6	August 5, 2005

10.67	Form of Grant Agreement for August 1, 2006 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.4	August 4, 2006

10.68	Form of Grant Agreement for August 1, 2007 grant to Neil B. Friedman of NQSOs under the 2005 Plan	8-K	001-05647	99.2	May 18, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.69	Form of Grant Agreement as of March 16, 2006 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.1	March 17, 2006

10.70	Form of Grant Agreement as of May 17, 2007 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.6	May 18, 2007

10.71	Form of Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	10-Q	001-05647	99.0	August 3, 2005

10.72	Form of Grant Agreement for May 11, 2006 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.1	May 12, 2006

10.73	Form of Grant Agreement for May 18, 2007 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.8	May 18, 2007

10.74	Form of Grant Agreement for May 13, 2009 Annual Grants to Outside Directors of RSUs under the 2005 Plan	10-Q	001-05647	10.2	April 29, 2009

10.75	Form of Grant Agreement for Special Retention Award of RSUs under the 2005 Plan	10-Q	001-05647	10.1	October 28, 2009

10.76	Mattel, Inc. Key Executive Life Insurance Plan (for Robert A. Eckert)	10-K	001-05647	10.109	February 26, 2007

10.77*	Mattel, Inc. Summary of Compensation of the Non-Employee Members of the Board of Directors

12.0*	Computation of Earnings to Fixed Charges

21.0*	Subsidiaries of the Registrant as of December 31, 2011

23.0*	Consent of Independent Registered Public Accounting Firm

24.0*	Power of Attorney (on page 110 of Form 10-K)

31.0*	Certification of Principal Executive Officer dated February 23, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated February 23, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated February 23, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Mattel has not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of its total assets. Copies of such agreements will be provided to the SEC upon request.

(b) Exhibits Required by Item 601 of Regulation S-K

See Item (3) above.

(c) Financial Statement Schedule

See Item (2) above.

Copies of this Annual Report on Form 10-K (including Exhibit 24.0) and Exhibits 12.0, 21.0, 23.0, 31.0, 31.1, and 32.0 are available to stockholders of Mattel without charge. Copies of other exhibits can be obtained by stockholders of Mattel upon payment of twelve cents per page for such exhibits. Written requests should be sent to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant
By:	/s/ KEVIN M. FARR
Kevin M. Farr Chief Financial Officer

Date: February 23, 2012

POWER OF ATTORNEY

We, the undersigned directors and officers of Mattel, Inc. do hereby severally constitute and appoint Bryan G. Stockton, Robert Normile, Andrew Paalborg, and Christopher A. Sinclair, and each of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys and agents, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRYAN G. STOCKTON Bryan G. Stockton	Chief Executive Officer and Director (principal executive officer)	February 23, 2012

/s/ KEVIN M. FARR Kevin M. Farr	Chief Financial Officer (principal financial officer)	February 23, 2012

/s/ H. SCOTT TOPHAM H. Scott Topham	Senior Vice President and Corporate Controller (principal accounting officer)	February 23, 2012

/s/ MICHAEL J. DOLAN Michael J. Dolan	Director	February 23, 2012

/s/ ROBERT A. ECKERT Robert A. Eckert	Chairman of the Board	February 23, 2012

/s/ DR. FRANCES D. FERGUSSON Dr. Frances D. Fergusson	Director	February 23, 2012

Tully M. Friedman	Director	February 23, 2012

/s/ DOMINIC NG Dominic Ng	Director	February 23, 2012

Signature	Title	Date

/s/ VASANT M. PRABHU Vasant M. Prabhu	Director	February 23, 2012

/s/ ANDREA L. RICH Andrea L. Rich	Director	February 23, 2012

/s/ DEAN A. SCARBOROUGH Dean A. Scarborough	Director	February 23, 2012

/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Director	February 23, 2012

/s/ G. CRAIG SULLIVAN G. Craig Sullivan	Director	February 23, 2012

/s/ DIRK VAN DE PUT Dirk Van De Put	Director	February 23, 2012

/s/ KATHY WHITE LOYD Kathy White Loyd	Director	February 23, 2012

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations	Net Deductions		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$21,775	$6,160	$(1,604	)(a)	$26,331
Year ended December 31, 2010	24,530	4,464	(7,219	)(a)	21,775
Year ended December 31, 2009	25,894	21,483	(22,847	)(a)	24,530

Allowance for Inventory Obsolescence:
Year ended December 31, 2011	$46,876	$33,027	$(40,656	)(b)	$39,247
Year ended December 31, 2010	40,816	31,118	(25,058	)(b)	46,876
Year ended December 31, 2009	59,124	22,579	(40,887	)(b)	40,816

Income Tax Valuation Allowances:
Year ended December 31, 2011	$44,917	$7,394	$(10,025	)(c)	$42,286
Year ended December 31, 2010	112,048	12,120	(79,251	)(c)	44,917
Year ended December 31, 2009	150,963	280	(39,195	)(c)	112,048

(a)	Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.
(b)	Primarily represents relief of previously established reserves resulting from the disposal of related inventory, raw materials, write-downs and currency translation adjustments.
(c)	Primarily represents the utilization and write-offs of loss carryforwards for 2011 and the change in the projected utilization of loss carryforwards due to tax law changes extending the carryover periods in 2011. Primarily represents projected utilization of foreign tax credits and utilization and write-offs of loss carryforwards for 2010. Primarily represents expiration of foreign tax credits and the utilization and write-offs of loss carryforwards for 2009.