Form 10-Q
period 2012-03-31
MATTEL INC /DE/
filed 2012-04-25
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 20, 2012:

340,579,490 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31, 2011	December 31, 2011
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$784,626	$1,049,363	$1,369,113
Accounts receivable, net	743,594	758,620	1,246,687
Inventories	603,736	607,199	487,000
Prepaid expenses and other current assets	372,015	336,530	340,907

Total current assets	2,503,971	2,751,712	3,443,707

Noncurrent Assets
Property, plant, and equipment, net	535,702	494,055	523,941
Goodwill	1,069,199	828,032	822,139
Other noncurrent assets	1,431,532	908,258	881,851

Total Assets	$5,540,404	$4,982,057	$5,671,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$8,018
Current portion of long-term debt	400,000	250,000	50,000
Accounts payable	270,344	300,251	334,999
Accrued liabilities	452,059	471,280	618,801
Income taxes payable	10,840	18,634	27,110

Total current liabilities	1,133,243	1,040,165	1,038,928

Noncurrent Liabilities
Long-term debt	1,150,000	950,000	1,500,000
Other noncurrent liabilities	616,073	474,479	522,107

Total noncurrent liabilities	1,766,073	1,424,479	2,022,107

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,696,961	1,678,266	1,690,405
Treasury stock at cost; 100.9 million shares, 94.3 million shares, and 104.4 million shares, respectively	(2,170,858)	(1,939,664)	(2,242,522)
Retained earnings	3,069,161	2,656,023	3,167,996
Accumulated other comprehensive loss	(395,545)	(318,581)	(446,645)

Total stockholders’ equity	2,641,088	2,517,413	2,610,603

Total Liabilities and Stockholders’ Equity	$5,540,404	$4,982,057	$5,671,638

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited; in thousands, except per share amounts)
Net Sales	$928,449	$951,856
Cost of sales	455,078	478,709

Gross Profit	473,371	473,147
Advertising and promotion expenses	97,859	101,849
Other selling and administrative expenses	346,776	334,540

Operating Income	28,736	36,758
Interest expense	21,105	18,816
Interest (income)	(1,745)	(3,163)
Other non-operating (income), net	(792)	(156)

Income Before Income Taxes	10,168	21,261
Provision for income taxes	2,339	4,654

Net Income	$7,829	$16,607

Net Income Per Common Share—Basic	$0.02	$0.05

Weighted average number of common shares	339,144	349,072

Net Income Per Common Share—Diluted	$0.02	$0.05

Weighted average number of common and potential common shares	343,660	352,707

Dividends Declared Per Common Share	$0.31	$0.23

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited; in thousands)
Net Income	$7,829	$16,607
Other Comprehensive Income, Net of Tax:
Currency translation adjustments	55,303	53,178
Defined benefit pension plans net prior service cost and net actuarial loss	1,523	2,533
Net unrealized gain/loss on derivative instruments:
Unrealized holding losses	(1,188)	(14,353)
Reclassification adjustment for realized gains included in net income	(4,538)	(740)

	(5,726)	(15,093)

Other Comprehensive Income, Net of Tax	51,100	40,618

Comprehensive Income	$58,929	$57,225

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$7,829	$16,607
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	36,544	35,998
Amortization	3,867	3,507
Deferred income taxes	(28,771)	(22,105)
Share-based compensation	11,853	10,972
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	554,003	401,256
Inventories	(96,550)	(129,933)
Prepaid expenses and other current assets	(17,843)	17,036
Accounts payable, accrued liabilities, and income taxes payable	(273,439)	(322,376)
Other, net	(25,987)	(52,806)

Net cash flows provided by (used for) operating activities	171,506	(41,844)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(20,435)	(28,439)
Purchases of other property, plant, and equipment	(17,547)	(17,336)
Payments for acquisition, net of cash acquired	(685,370)	—
Proceeds from sale of other property, plant, and equipment	185	316
Proceeds from foreign currency forward exchange contracts	19,800	36,287

Net cash flows used for investing activities	(703,367)	(9,172)

Cash Flows From Financing Activities:
Payments of short-term borrowings	(8,018)	—
Payment of credit facility renewal costs	—	(6,899)
Share repurchases	(32,233)	(100,142)
Payment of dividends on common stock	(105,170)	(80,128)
Proceeds from exercise of stock options	75,601	14,001
Other, net	11,303	(13,099)

Net cash flows used for financing activities	(58,517)	(186,267)

Effect of Currency Exchange Rate Changes on Cash	5,891	5,523

Decrease in Cash and Equivalents	(584,487)	(231,760)
Cash and Equivalents at Beginning of Period	1,369,113	1,281,123

Cash and Equivalents at End of Period	$784,626	$1,049,363

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

The year-end balance sheet data was derived from audited financial statements, however, the accompanying interim notes to the consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2011 Annual Report on Form 10-K.

2.	Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts of $19.7 million, $21.3 million, and $26.3 million as of March 31, 2012, March 31, 2011, and December 31, 2011, respectively.

3.	Inventories

Inventories include the following:

	March 31, 2012	March 31, 2011	December 31, 2011
	(In thousands)
Raw materials and work in process	$122,251	$82,900	$88,489
Finished goods	481,485	524,299	398,511

	$603,736	$607,199	$487,000

4.	Property, Plant, and Equipment

Property, plant, and equipment, net includes the following:

	March 31, 2012	March 31, 2011	December 31, 2011
	(In thousands)
Land	$26,692	$26,760	$26,616
Buildings	264,235	252,517	262,537
Machinery and equipment	871,875	822,072	851,833
Tools, dies, and molds	634,859	607,753	633,818
Capital leases	23,271	23,271	23,271
Leasehold improvements	194,865	181,719	187,545

	2,015,797	1,914,092	1,985,620
Less: accumulated depreciation	(1,480,095)	(1,420,037)	(1,461,679)

	$535,702	$494,055	$523,941

5.	Goodwill

Goodwill is allocated to various reporting units, which are at the operating segment level, for purposes of evaluating whether goodwill is impaired. As more fully described in Note 20 – Segment Information, on January 1, 2012, Mattel changed its operating segments to align with its new organizational structure, which resulted in changes to its reporting units. The new reporting units are: (i) North America, (ii) International, and (iii) American Girl. Components of the operating segments have been aggregated into a single reporting unit as the components have similar economic characteristics. The similar economic characteristics include the nature of the products, the nature of the production processes, the customers, and the manner in which the products are distributed. Mattel reassigned goodwill to the new reporting units based on a relative fair value approach. Mattel tests its goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate that the carrying amount may exceed its fair value. The change in reporting units did not result in a triggering event as the change, more likely than not, would not have reduced the fair value of goodwill for the reporting units below its carrying value since the fair value of each of the reporting units exceeded its carrying value by more than two times.

The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2012 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl reporting units selling those brands, thereby causing foreign currency translation impact for these reporting units. Prior period amounts have been reclassified to conform to the current year presentation.

	December 31, 2011	Acquisition	Impact of Currency Exchange Rate Changes	March 31, 2012
	(In thousands)
North America	$393,905	$145,540	$1,074	$540,519
International	214,612	96,919	3,348	314,879
American Girl	213,622	—	179	213,801

Total goodwill	$822,139	$242,459	$4,601	$1,069,199

Acquisition of HIT Entertainment

On February 1, 2012, Mattel acquired Helium Holdings 1A Ltd, a private limited company existing under the laws of Jersey (“HIT Entertainment”), pursuant to the Stock Purchase Agreement dated as of October 23, 2011, between the Company’s wholly owned subsidiary, Mattel Entertainment Holdings Limited, a private limited company existing under the laws of England and Wales (the “Purchasing Sub”), HIT Entertainment’s parent company, HIT Entertainment Scottish Limited Partnership, a limited partnership existing under the laws of Scotland and majority owned by a consortium of funds led by Apax Partners, LLP and its affiliates (the “Selling Stockholder”) and, with respect to certain provisions thereof, the Company (the “Purchase Agreement”). Pursuant to the terms set forth in the Purchase Agreement, the Company indirectly acquired, through the Purchasing Sub, 100% of the issued and outstanding shares of HIT Entertainment from the Selling Stockholder for a total cash consideration of $714.3 million, including payment for acquired cash, subject to customary adjustments. HIT Entertainment owns and licenses a diverse portfolio of pre-school entertainment brands, including Thomas & Friends®.

The total consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values. As a result of the acquisition, Mattel recognized $510.7 million of identifiable intangible assets (primarily related to intellectual property rights), $38.9 million of net liabilities assumed (primarily related to deferred tax liabilities), and $242.5 million of goodwill, which is not deductible for tax purposes. The fair value of the identifiable intangible assets were estimated based on the multi-period excess earnings method, using Level 3 inputs within the fair value hierarchy, which included forecasted future cash flows, long-term revenue growth rates, and the weighted average cost of capital. Goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the business, as well as the complementary strategic fit and the resulting synergies it brings to Mattel’s existing operations. Mattel is in the process of finalizing the valuation of the assets acquired and liabilities assumed. The determination of the final values of assets acquired and liabilities assumed may result in adjustments to the values presented and a corresponding adjustment to goodwill.

Additionally, during the three months ended March 31, 2012, Mattel recognized approximately $6 million of transaction costs and $10 million of integration costs, which are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	March 31, 2012	March 31, 2011	December 31, 2011
	(In thousands)
Deferred income taxes	$500,176	$497,194	$473,832
Nonamortizable identifiable intangibles	617,223	122,223	122,223
Identifiable intangibles (net of amortization of $58.1 million, $66.4 million, and $55.5 million, respectively)	97,532	89,196	84,486
Other	216,601	199,645	201,310

	$1,431,532	$908,258	$881,851

In connection with the acquisition of HIT Entertainment, as more fully described in Note 5—Goodwill, Mattel recognized $495.0 million of nonamortizable identifiable intangible assets and $15.7 million of amortizable identifiable intangible assets, primarily related to intellectual property rights.

7.	Accrued Liabilities

Accrued liabilities include the following:

	March 31, 2012	March 31, 2011	December 31, 2011
	(In thousands)
Advertising and promotion	$49,884	$48,922	$75,508
Taxes other than income taxes	33,138	44,941	59,861
Royalties	27,633	36,376	85,637
Other	341,404	341,041	397,795

	$452,059	$471,280	$618,801

8.	Long-term Debt

Long-term debt includes the following:

	March 31, 2012	March 31, 2011	December 31, 2011
	(In thousands)
Medium-term notes due July 2012 to November 2013	$100,000	$150,000	$100,000
2006 Senior Notes	—	200,000	—
2008 Senior Notes due March 2013	350,000	350,000	350,000
2010 Senior Notes due October 2020 and October 2040	500,000	500,000	500,000
2011 Senior Notes due November 2016 and November 2041	600,000	—	600,000

	1,550,000	1,200,000	1,550,000
Less: current portion	(400,000)	(250,000)	(50,000)

Total long-term debt	$1,150,000	$950,000	$1,500,000

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

During the second quarter of 2011, Mattel repaid the remaining $200.0 million of its 2006 Senior Notes in connection with its scheduled maturity. Additionally, during the second quarter and fourth quarter of 2011, Mattel repaid $40.0 million, and $10.0 million, respectively, of its Medium-term notes in connection with their scheduled maturities.

9.    Other Noncurrent Liabilities

       Other noncurrent liabilities include the following:

	March 31, 2012	March 31, 2011	December 31, 2011
	(In thousands)
Benefit plan liabilities	$271,780	$224,264	$278,354
Noncurrent tax liabilities	202,900	113,618	103,938
Other	141,393	136,597	139,815

	$616,073	$474,479	$522,107

10.    Accumulated Other Comprehensive Income (Loss)

         The components of accumulated other comprehensive loss are as follows:

	March 31, 2012	March 31, 2011	December 31, 2011
	(In thousands)
Currency translation adjustments	$(243,560)	$(168,580)	$(298,863)
Defined benefit pension and other postretirement plans, net of tax	(170,875)	(131,781)	(172,398)
Net unrealized gain (loss) on derivative instruments, net of tax	18,890	(18,220)	24,616

	$(395,545)	$(318,581)	$(446,645)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Currency translation adjustments resulted in a net gain of $55.3 million and $53.2 million for the three months ended March 31, 2012 and 2011, respectively, with gains primarily from the strengthening of the Euro, Mexican peso, Brazilian real, and British pound sterling against the US dollar.

11.   Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of March 31, 2012, March 31, 2011, and December 31, 2011, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.39 billion, $1.38 billion, and $1.14 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		March 31, 2012	March 31, 2011	December 31, 2011
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$19,553	$6,073	$29,043
Foreign currency forward exchange contracts	Other noncurrent assets	18	298	2,853

Total derivatives designated as hedging instruments		$19,571	$6,371	$31,896

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$—	$3,394	$—

Total		$19,571	$9,765	$31,896

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		March 31, 2012	March 31, 2011	December 31, 2011
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$1,927	$25,850	$1,347
Foreign currency forward exchange contracts	Other noncurrent liabilities	9	1,114	35

Total derivatives designated as hedging instruments		$1,936	$26,964	$1,382

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$2,035	$—	$2,930

Total		$3,971	$26,964	$4,312

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended March 31, 2012		For the Three Months Ended March 31, 2011		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(1,188)	$4,538	$(14,353)	$740	Cost of sales

The net gains of $4.5 million and $0.7 million reclassified from accumulated OCI to the statements of operations for the three months ended March 31, 2012 and 2011, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$20,448	$29,182	Non-operating income/expense
Foreign currency forward exchange contracts	247	1,700	Cost of sales

Total	$20,695	$30,882

The net gains of $20.7 million and $30.9 million recognized in the statements of operations for the three months ended March 31, 2012 and 2011, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

12.   Fair Value Measurements

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$19,571	$—	$19,571
Auction rate securities (b)	—	—	16,104	16,104

Total assets	$—	$19,571	$16,104	$35,675

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$3,971	$—	$3,971

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$9,765	$—	$9,765
Auction rate securities (b)	—	—	21,000	21,000

Total assets	$—	$9,765	$21,000	$30,765

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$26,964	$—	$26,964

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$31,896	$—	$31,896
Auction rate securities (b)	—	—	15,630	15,630

Total assets	$—	$31,896	$15,630	$47,526

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$4,312	$—	$4,312

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)	The fair value of the auction rate securities is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, and (iii) illiquidity considerations.

The following table presents information about Mattel’s assets measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2011	$15,630
Unrealized gain	474

Balance at March 31, 2012	$16,104

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $1.63 billion (compared to a carrying amount of $1.55 billion) as of March 31, 2012, $1.23 billion (compared to a carrying amount of $1.20 billion) as of March 31, 2011, and $1.63 billion (compared to a carrying amount of $1.55 billion) as of December 31, 2011. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments, and are classified as Level 2 within the fair value hierarchy.

13.   Earnings Per Share

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands, except per share amounts)
Basic:
Net income	$7,829	$16,607
Less net income allocable to participating RSUs (a)	(98)	(201)

Net income available for basic common shares	$7,731	$16,406

Weighted average common shares outstanding	339,144	349,072

Basic net income per common share	$0.02	$0.05

Diluted:
Net income	$7,829	$16,607
Less net income allocable to participating RSUs (a)	(112)	(199)

Net income available for diluted common shares	$7,717	$16,408

Weighted average common shares outstanding	339,144	349,072
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	4,516	3,635

Weighted average number of common and potential common shares	343,660	352,707

Diluted net income per common share	$0.02	$0.05

(a)	During the three months ended March 31, 2012 and 2011, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 0.1 million shares were excluded from the calculation of diluted net income per common share for both the three months ended March 31, 2012 and 2011 because they were antidilutive.

14.   Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 6 to the Consolidated Financial Statements in its 2011 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Service cost	$3,319	$3,213
Interest cost	7,492	7,329
Expected return on plan assets	(7,760)	(6,302)
Amortization of prior service cost	10	461
Recognized actuarial loss	5,738	3,636

	$8,799	$8,337

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Service cost	$19	$20
Interest cost	345	437
Recognized actuarial loss	30	36

	$394	$493

During the three months ended March 31, 2012, Mattel made cash contributions totaling approximately $13 million and $1 million to its defined benefit pension and postretirement benefit plans, respectively.

15.   Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in Note 9 to the Consolidated Financial Statements in its 2011 Annual Report on Form 10-K. Under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel’s common stock on the applicable grant date and expire no later than ten years from the date of grant. Both stock options and time-vesting RSUs generally provide for vesting over a period of three years from the date of grant.

Compensation expense, included within other selling and administrative expenses, related to stock options and RSUs is as follows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Stock option compensation expense	$3,255	$3,089
RSU compensation expense	8,598	7,883

	$11,853	$10,972

As of March 31, 2012, total unrecognized compensation cost related to unvested share-based payments totaled $74.2 million and is expected to be recognized over a weighted-average period of 1.9 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the three months ended March 31, 2012 and 2011 was $75.6 million and $14.0 million, respectively.

16.   Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Design and development	$46,624	$43,146
Identifiable intangible asset amortization	2,634	2,167

17.   Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in non-operating income (expense), net in the consolidated statements of operations. Inventory purchase and sale transactions denominated in the Mexican peso, Brazilian real, Euro, British pound sterling, and Indonesian rupiah, are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Operating income	$13,581	$11,555
Other non-operating income (expense), net	102	25

Net transaction gains	$13,683	$11,580

18.   Income Taxes

Mattel’s provision for income taxes was $2.3 million and $4.7 million for the three months ended March 31, 2012 and 2011, respectively.

In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. The IRS is currently auditing Mattel’s 2008 and 2009 federal income tax returns. The IRS audit plan calls for the completion of the current examination in the second quarter of 2012. In the fourth quarter of 2011, the IRS issued several Notices of Proposed Adjustments (“NOPA”) related to its examination. In the first quarter of 2012, the IRS issued a Revenue Agent’s Report (“RAR”) related to the examination. Mattel continues to have discussions with the IRS in an effort to reach a resolution of all issues. In the event Mattel and the IRS do not resolve all of the audit issues, Mattel intends to submit written protests for all unresolved issues to the IRS Office of Appeals. Based on the current status of the IRS audit, Mattel believes it is more likely than not that ultimate resolution of these issues will not result in any significant changes to unrecognized tax benefits in the next twelve months. Based on the current status of state and foreign audits, Mattel may recognize a benefit of up to approximately $10 million related to the settlement of tax audits and/or the expiration of statutes of limitations in the next twelve months. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

19.   Contingencies

With regards to the claims against Mattel described below, Mattel intends to defend itself vigorously. Management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of March 31, 2012. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

Mattel has appealed the judgment. Mattel filed its opening brief on February 27, 2012. Mattel does not believe that it is probable that any of the damages awarded to MGA will be sustained based on the evidence presented at trial and, accordingly, a liability has not been accrued for this matter.

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

On November 10, 2011, MGA filed a first amended complaint which included a single claim for alleged violations of a federal antitrust statute. Mattel filed a motion to dismiss MGA’s amended complaint, on the grounds, among others, that it continues to be barred by the doctrine of res judicata.

On February 21, 2012, the Court granted Mattel’s motion to dismiss the amended complaint, this time with prejudice, meaning that MGA was not allowed to further amend the complaint. Judgment in Mattel’s favor was entered on March 7, 2012. MGA chose not to file a Notice of Appeal by the deadline for making such a filing. The judgment is therefore final.

20.	Segment Information

Mattel sells a broad variety of toy products which are grouped into three major brand categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie®”), Polly Pocket®, Little Mommy®, Disney Classics®, and Monster High® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS®, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, and Batman® , and games and puzzles (collectively “Entertainment”).

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

Prior to 2012, Mattel’s operating segments were divided on a geographic basis between domestic and international. The domestic segment was further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands. Effective January 1, 2012, Mattel modified its organizational structure into North America, International, and American Girl divisions. This reorganization was implemented in order to simplify the organization and to move decision-making for the North America business closer to its retail customers and its toy consumers. Prior to the reorganization, the functions of the US operations were divided between the Mattel Girls & Boys Brands US and Fisher-Price Brands US operating segments. Both of these segments had distinct and separate reporting structures. The reorganization consolidated functions within the US into a single reporting structure that is no longer structured around brands, including the US sales, customer marketing, customer forecasting, customer service, and finance teams. The new structure is primarily organized based on customer-focused teams that are designated to specific retail customers. As a result, the reorganization changed the way the US business is being operated, and combined the US business with Canada under one leadership team, to form the North America division. As part of the reorganization, new executive positions were created and prior executive positions within the US operations were eliminated or restructured to align to the North America division. Mattel’s strategic goals and internal reporting of financial information have also been changed consistent with this reorganization into the North America division.

The change to Mattel’s organizational structure and formation of the North America division resulted in changes to Mattel’s operating segments. The new operating segments are: (i) North America, which consists of the US and Canada, (ii) International, and (iii) American Girl. The North America and International segments sell products in the Mattel Girls & Boys Brands and Fisher-Price Brands categories, although some are developed and adapted for particular international markets. Factors considered in determining the new operating segments include the nature of business activities, the management structure directly accountable to the Chief Operating Decision Maker (“CODM”) for operating and administrative activities, availability of discrete financial information, and strategic priorities within the new organizational structure. These factors correspond to the manner in which the CODM currently reviews and evaluates operating performance to make decisions about resources to be allocated to these operating segments. Effective January 1, 2012, the CODM reviews key financial information, including gross sales, operating income, accounts receivable, and inventory for the new operating segments. Prior to 2012, the CODM reviewed and evaluated operating performance to make decisions about resources to be allocated based on the Mattel Girls & Boys Brands US, Fisher-Price Brands US, American Girl Brands, and International segments. Operating performance for Mattel Girls & Boys Brands US and Fisher-Price Brands US is no longer reviewed by the CODM.

The prior period operating segment amounts have been reclassified to conform to the current year presentation.

Segment Data

The following tables present information about revenues, income, and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales”). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s CODM uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income represents each segment’s operating income, while consolidated operating income represents income from operations before net interest, other non-operating income, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency rates on intercompany transactions.

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Revenues by Segment
North America	$451,603	$508,769
International	483,974	453,832
American Girl	81,623	78,508

Gross sales	1,017,200	1,041,109
Sales adjustments	(88,751)	(89,253)

Net sales	$928,449	$951,856

Segment Income
North America	$64,005	$84,522
International	39,271	37,159
American Girl	1,428	2,978

	104,704	124,659
Corporate and other expenses (a)	(75,968)	(87,901)

Operating income	28,736	36,758
Interest expense	21,105	18,816
Interest (income)	(1,745)	(3,163)
Other non-operating (income), net	(792)	(156)

Income before income taxes	$10,168	$21,261

(a)	Corporate and other expenses include (i) share-based compensation expense of $11.9 million and $11.0 million for the three months ended March 31, 2012 and 2011, respectively, (ii) severance expense of $5.1 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively, (iii) $7.5 million Gunther-Wahl Productions legal settlement for the three months ended March 31, 2011, and (iv) legal fees associated with MGA litigation matters.

	March 31, 2012	March 31, 2011	December 31, 2011
	(In thousands)
Assets by Segment
North America	$487,674	$537,530	$741,603
International	657,635	655,399	795,257
American Girl	94,288	84,997	90,820

	1,239,597	1,277,926	1,627,680
Corporate and other	107,733	87,893	106,007

Accounts receivable and inventories, net	$1,347,330	$1,365,819	$1,733,687

The table below presents worldwide revenues by brand category:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$622,242	$650,814
Fisher-Price Brands	310,169	309,866
American Girl Brands	76,027	72,962
Other	8,762	7,467

Gross sales	1,017,200	1,041,109
Sales adjustments	(88,751)	(89,253)

Net sales	$928,449	$951,856

21.	New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities, which requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2011-11 will be retroactively effective for Mattel for fiscal years beginning after January 1, 2013. Mattel does not expect the adoption of ASU 2011-11 to have a material effect on its operating results or financial position.

22.	Subsequent Events

On April 16, 2012, Mattel announced that its Board of Directors declared a second quarter dividend of $0.31 per common share. The dividend is payable on June 15, 2012 to stockholders of record on May 23, 2012.

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

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. These forward-looking statements are all based on currently available operating, financial, economic and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties detailed in Item 1A. “Risk Factors” in Mattel’s 2011 Annual Report on Form 10-K.

Overview

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

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following brand categories:

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

Segments and Regions

Effective January 1, 2012, Mattel modified its organizational structure, which resulted in changes to its operating segments. The new operating segments are: (i) North America, which consists of the US and Canada, (ii) International, and (iii) American Girl. The North America and International segments sell products in the Mattel Girls & Boys Brands and Fisher-Price Brands categories, although some are developed and adapted for particular international markets. For additional information on Mattel’s operating segments, see Note 20 – Segment Information. The North American Region includes the North America and American Girl segments and the International Region includes the International segment.

First Quarter 2012 Overview

First quarter 2012 operating results were as anticipated as Mattel carried over the momentum in its portfolio of brands and countries into the first quarter and continued to execute against its existing strategies. During the quarter, Mattel (i) completed its acquisition of HIT Entertainment and will continue the process of integrating HIT Entertainment into Mattel, (ii) continued to extend its core brands and optimize its entertainment partnerships with new multi-year global licensing partnerships for Barbie®, Hot Wheels®, and Disney Princess® products, (iii) implemented a change to its organizational structure to include a North America division, which will bring decision making much closer to consumers and customers, (iv) continued to accelerate growth in Monster High®, and (v) continued to experience cost savings from the implementation of the second phase of Mattel’s Operational Excellence 2.0 program. Additionally:

•

Mattel’s net sales for the first quarter of 2012 decreased 2% to $928.4 million, as compared $951.9 million in 2011. Gross sales in the North American Region, decreased 9%, driven primarily by lower sales of CARS 2® products and cautious retailer ordering patterns and gross sales in the International Region increased 7%, with increases across all regions.

•

Gross profit as a percentage of net sales increased to 51.0% in the first quarter of 2012 from 49.7% in 2011, which is consistent with Mattel’s long-term goal of about 50%. The increase in gross profit as a percentage of net sales was driven primarily by price increases, favorable changes in foreign currency exchange rates, and savings from Mattel’s Operational Excellence 2.0 initiatives, partially offset by higher product costs. Additionally, gross profit as a percentage of net sales was positively impacted by the acquisition of HIT Entertainment.

•

Operating income in the first quarter of 2012 was $28.7 million, as compared to $36.8 million in 2011. The decrease in operating income was driven primarily by lower net sales and higher other selling and administrative expenses, driven primarily by acquisition and integration costs associated with HIT Entertainment of approximately $16 million, partially offset by higher gross margins and lower advertising and promotion expenses.

•

Mattel’s Operational Excellence 2.0 program resulted in cost savings before severance charges and investments of approximately $36 million (or approximately $31 million in net cost savings). The gross cost savings included approximately $24 million of legal cost savings and approximately $12 million of structural cost savings generated by the program. Mattel continues to be on track to realize $175 million in sustainable cumulative savings by the end of 2012.

Results of Operations—First Quarter

Consolidated Results

Net sales for the first quarter of 2012 were $928.4 million, down 2%, as compared to $951.9 million in 2011, with unfavorable changes in currency exchange rates of 1 percentage point. Net income for the first quarter of 2012 was $7.8 million, or $0.02 per diluted share, as compared to $16.6 million, or $0.05 per diluted share, in 2011. Net income for the first quarter of 2012 was negatively impacted by lower net sales and higher other selling and administrative expenses, driven primarily by acquisition and integration costs associated with HIT Entertainment of approximately $16 million, partially offset by higher gross margins and lower advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the first quarter of 2012 and 2011 (in millions, except percentage and basis point information):

	For the Three Months Ended March 31,				Year/Year Change
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$928.4	100.0%	$951.9	100.0%	–2%	—

Gross profit	$473.4	51.0%	$473.1	49.7%	—	130
Advertising and promotion expenses	97.9	10.5	101.8	10.7	–4%	–20
Other selling and administrative expenses	346.8	37.4	334.5	35.1	4%	230

Operating income	28.7	3.1	36.8	3.9	–22%	–80
Interest expense	21.1	2.3	18.8	2.0	12%	30
Interest (income)	(1.7)	–0.2	(3.2)	–0.3	–45%	–10
Other non-operating (income), net	(0.9)		(0.1)

Income before income taxes	$10.2	1.1%	$21.3	2.2%	–52%	–110

Sales

Net sales for the first quarter of 2012 were $928.4 million, down 2%, as compared to $951.9 million in 2011, with unfavorable changes in currency exchange rates of 1 percentage point. Gross sales within the North American Region decreased 9% in the first quarter of 2012, as compared to 2011, with no impact from changes in currency exchange rates, driven primarily by lower sales of CARS 2® products and cautious retailer ordering patterns. Gross sales within the North American Region accounted for 52% of consolidated gross sales in the first quarter of 2012, as compared to 56% of consolidated gross sales in 2011. Gross sales in the International Region increased 7% in the first quarter of 2012, as compared to 2011, with unfavorable changes in currency exchange rates of 4 percentage points.

Cost of Sales

Cost of sales as a percentage of net sales was 49.0% in the first quarter of 2012, as compared to 50.3% in 2011. Cost of sales decreased by $23.6 million, or 5%, from $478.7 million in the first quarter of 2011 to $455.1 million in 2012, as compared to a 2% decrease in net sales. Within cost of sales, product costs decreased by $12.6 million, or 3%, from $380.1 million in the first quarter of 2011 to $367.5 million in 2012; royalty expense decreased by $7.7 million, or 20%, from $38.0 million in the first quarter of 2011 to $30.3 million in 2012; and freight and logistics expenses decreased by $3.3 million, or 5%, from $60.6 million in the first quarter of 2011 to $57.3 million in 2012.

Gross Profit

Gross profit as a percentage of net sales increased to 51.0% in the first quarter of 2012 from 49.7% in 2011. The increase in gross profit as a percentage of net sales was driven primarily by price increases, favorable changes in foreign currency exchange rates, and savings from Mattel’s Operational Excellence 2.0 initiatives, partially offset by higher product costs. Additionally, gross profit as a percentage of net sales was positively impacted by the acquisition of HIT Entertainment.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, and (iii) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses decreased to 10.5% of net sales in the first quarter of 2012, as compared to 10.7% of net sales in 2011, primarily as a result of the acquisition of HIT Entertainment and lower media costs, partially offset by higher generic advertising costs.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $346.8 million in the first quarter of 2012, as compared to $334.5 million in 2011, or 37.4% of net sales in 2012, as compared to 35.1% of net sales in 2011. The significant changes in other selling and administrative expenses included acquisition and integration costs associated with HIT Entertainment of approximately $16 million and lower MGA legal fees of approximately $24 million as Mattel was preparing for trial during the first quarter of 2011. Additional drivers for the increase in other selling and administrative expenses were investments in strategic growth initiatives, primarily related to American Girl retail store expansion and other strategic initiatives, and higher employee-related expenses. The increase in other selling and administrative expenses were partially offset by the absence of legal settlement costs and structural cost savings from Mattel’s Operational Excellence 2.0 initiatives. Mattel expects to incur a total of approximately $25 million to $30 million of acquisition and integration costs associated with HIT Entertainment during 2012.

Non-Operating Items

Interest expense increased from $18.8 million in the first quarter of 2011 to $21.1 million in 2012, driven primarily by higher average borrowings (resulting from the $600.0 million of senior notes issued in November 2011, partially offset by the repayments of $240.0 million long-term debt in the second quarter of 2011 and $10.0 million long-term debt in the fourth quarter of 2011), partially offset by lower average interest rates. Interest income decreased from $3.2 million in the first quarter of 2011 to $1.7 million in 2012, driven primarily by lower average interest rates, partially offset by higher average invested cash balances. Other non-operating income was $0.8 million in the first quarter 2012, as compared to $0.2 million in 2011, driven primarily by other investment gains.

Provision for Income Taxes

Mattel’s provision for income taxes was $2.3 million in the first quarter of 2012, as compared to $4.7 million in 2011.

Business Segment Results

Effective January 1, 2012, Mattel modified its organizational structure, which resulted in changes to its operating segments. The new operating segments are: (i) North America, (ii) International, and (iii) American Girl. The North America and International segments sell products in the Mattel Girls & Boys Brands and Fisher-Price Brands categories, although some are developed and adapted for particular international markets. Prior period amounts have been reclassified to conform to the current year presentation.

North America Segment

Gross sales for the North America segment were $451.6 million in the first quarter of 2012, down $57.2 million or 11%, as compared to $508.8 million in 2011, with no impact from changes in currency exchange rates, driven primarily by lower sales of CARS 2® products and cautious retailer ordering patterns. Gross sales of Mattel Girls & Boys Brands decreased 15%, with no impact from changes in currency exchange rates. Gross sales of Barbie® decreased 9%, with no impact from changes in currency exchange rates. Gross sales of Other Girls products was flat, with no impact from changes in currency exchange rates, driven primarily by higher sales of Monster High® products, partially offset by lower sales of Disney Princess® products as a result of the 2011 success of the theatrical release of Tangled. Gross sales of Wheels products decreased 8%, with no impact from changes in currency exchange rates, driven primarily by lower sales of Hot Wheels® products of 6%. Gross sales of Entertainment products decreased 32%, with favorable changes in currency exchange rates of 1 percentage point, driven primarily by lower sales of CARS 2® products resulting from the timing of the CARS 2® movie release during 2011. Gross sales of Fisher-Price Brands decreased 5%, with no impact from changes in currency exchange rates. Gross sales of Core Fisher-Price® products decreased 9%, with no impact from changes in currency exchange rates. Gross sales of Fisher-Price® Friends products increased 19%, with unfavorable changes in currency exchange rates of 1 percentage point, driven primarily by the benefit of licensing revenues from the acquisition of HIT Entertainment. Cost of sales decreased 12% in first quarter of 2012, as compared to a 12% decrease in net sales driven primarily by Operational Excellence 2.0 savings and lower royalty expenses. Gross margins increased primarily due to price increases and lower royalty expenses, partially offset by higher product costs.

North America segment income decreased 24% to $64.0 million in the first quarter of 2012, as compared to $84.5 million in 2011, driven primarily by lower net sales and higher other selling and administrative expenses, primarily related to higher employee-related expenses, partially offset by higher gross margins.

International Segment

The following table provides a summary of percentage changes in gross sales for the International segment in the first quarter of 2012 versus 2011:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	7	–4
Europe	5	–5
Latin America	6	–6
Asia Pacific	17	1

Gross sales for the International segment were $484.0 million in the first quarter of 2012, up $30.2 million or 7%, as compared to $453.8 million in 2011, with unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Mattel Girls & Boys Brands increased 6%, with unfavorable changes in currency exchange rates of 3 percentage points. Gross sales of Barbie® decreased 5%, with unfavorable changes in currency exchange rates of 4 percentage points. Gross sales of Other Girls products increased 53%, with unfavorable changes in currency exchange rates of 4 percentage points, driven primarily by higher sales of Monster High® products. Gross sales of Wheels products decreased 3%, with unfavorable changes in currency exchange rates of 4 percentage points driven primarily by lowers sales of Hot Wheels® products of 3%. Gross sales of Entertainment products increased 5%, with unfavorable changes in currency exchange rates of 2 percentage points. Gross sales of Fisher-Price Brands increased 8%, with unfavorable changes in currency exchange rates of 5 percentage points. Gross sales of Core Fisher-Price® products decreased 3%, with unfavorable changes in currency exchange rates of 3 percentage points. Gross sales of Fisher-Price® Friends products increased 52%, with unfavorable changes in currency exchange rates of 8 percentage points, driven primarily by the benefit of licensing revenues from the acquisition of HIT Entertainment. Cost of sales increased

7% in the first quarter of 2012, as compared to a 7% increase in net sales, driven primarily by higher product costs, partially offset by lower royalty expenses. Gross margins increased primarily due to price increases, partially offset by higher product costs.

International segment income increased 6% to $39.3 million in the first quarter of 2012, as compared to $37.2 million in 2011, driven primarily by higher net sales and gross margins, partially offset by higher other selling and administrative expenses, primarily related to higher employee-related costs and investments in strategic initiatives, including the opening of a Russian subsidiary.

American Girl Segment

Gross sales for the American Girl segment were $81.6 million in the first quarter of 2012, up $3.1 million or 4%, as compared to $78.5 million in 2011, driven primarily by sales from McKenna™, the 2012 Girl of the Year® doll. Cost of sales increased 6% in the first quarter of 2012, as compared to a 5% increase in net sales, driven primarily by higher product costs. Gross margins decreased primarily due to higher product costs.

American Girl segment income decreased to $1.4 million in the first quarter of 2012, as compared to $3.0 million in 2011, driven primarily by higher other selling and administrative expenses from retail expansion, partially offset by higher net sales.

Operational Excellence 2.0

During 2011, Mattel initiated the second phase of its cost savings program, Operational Excellence 2.0, which currently targets cumulative cost savings of approximately $175 million by the end of 2012. The cost savings are expected to include a reduction in legal costs of approximately $75 million, which will lower other selling and administrative expenses, and approximately $100 million of structural cost savings executed through a handful of important initiatives, which will be reflected in gross profit, advertising and promotion expenses, and other selling and administrative expenses. The major initiatives within the Operational Excellence 2.0 program include:

•	A reorganization which resulted in the North America division,

•	Additional procurement initiatives designed to fully leverage Mattel’s global scale,

•	SKU efficiency, and

•	Packaging optimization.

During the first quarter of 2012, Mattel realized Operational Excellence 2.0 gross cost savings before severance charges and investments of approximately $36 million (or approximately $31 million in net cost savings). The gross cost savings included approximately $24 million of legal cost savings and approximately $12 million of structural cost savings. Of the gross cost savings realized, approximately $5 million was reflected within other selling and administrative expenses, approximately $5 million within gross profit, and approximately $2 million within advertising and promotion expenses.

From the commencement of Operational Excellence 2.0 through March 31, 2012, Mattel has realized approximately $130 million of cumulative gross cost savings. Mattel continues to be on track to realize $175 million in sustainable cumulative savings by the end of 2012.

Income Taxes

Mattel’s provision for income taxes was $2.3 million for the first quarter of 2012, as compared to $4.7 million for the first quarter of 2011.

In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. The IRS is currently auditing Mattel’s 2008 and 2009 federal income tax returns. The IRS audit plan calls for the completion of the current examination in the second quarter of 2012. In the fourth quarter of 2011, the IRS issued several NOPAs related to its examination. In the first quarter of 2012, the IRS issued a RAR related to the examination. Mattel continues to have discussions with the IRS in an effort to reach a resolution of all issues. In the event Mattel and the IRS do not resolve all of the audit issues, Mattel intends to submit written protests for all unresolved issues to the IRS Office of Appeals. Based on the current status of the IRS audit, Mattel believes it is more likely than not that ultimate resolution of these issues will not result in any significant changes to unrecognized tax benefits in the next twelve months. Based on the current status of state and foreign audits, Mattel may recognize a benefit of up to approximately $10 million related to the settlement of tax audits and/or the expiration of statutes of limitations in the next twelve months. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, including Mattel’s commercial paper program and its $1.40 billion domestic unsecured committed revolving credit facility, and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as global economic crises and tight credit environments, an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper market and its $1.40 billion domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. As of March 31, 2012, Mattel had available incremental borrowing resources totaling $1.40 billion under its domestic unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Operating Activities

Cash flows provided by operating activities were $171.5 million in the first three months of 2012, as compared to $41.8 million used for operating activities for the same period in 2011. The increase in cash flows provided by operating activities was primarily due to lower working capital usage.

Investing Activities

Cash flows used for investing activities were $703.4 million in the first three months of 2012, as compared to $9.2 million for the same period in 2011. The increase in cash flows used for investing activities was primarily due to the acquisition of HIT Entertainment.

Financing Activities

Cash flows used for financing activities were $58.5 million in the first three months of 2012, as compared to $186.3 million for the same period in 2011. The decrease in cash flows used for financing activities was primarily due to lower share repurchases and higher proceeds from the exercise of stock options, partially offset by higher dividend payments.

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

In connection with the execution of the amendment of the domestic unsecured revolving credit facility in 2011, Mattel terminated its $300.0 million domestic receivables sales facility, which was a sub-facility of the domestic unsecured committed revolving credit facility.

Mattel is required to meet financial covenants at the end of each quarter and fiscal year, using the formulae specified in the credit facility agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the first quarter of 2012. As of March 31, 2012, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit facility agreement, was 1.3 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 15.5 to 1 (compared to a minimum required of 3.50 to 1).

The domestic unsecured committed revolving credit facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the domestic unsecured committed revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. Mattel expects to extend the majority of these credit lines throughout 2012.

In April 2011, major credit rating agency changed Mattel’s long-term credit rating from BBB to BBB+, and maintained its short-term credit rating of A-2 and outlook at stable. Additionally, in April 2011, another major credit rating agency changed Mattel’s long-term credit rating from Baa2 to Baa1, and maintained its short-term credit rating of P-2 and outlook at stable. In May 2011, a major credit rating agency changed Mattel’s long-term credit rating from BBB+ to A-, and maintained its short-term credit rating of F-2 and outlook at stable.

Mattel believes its cash on hand, amounts available under its domestic unsecured committed revolving credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2012.

Financial Position

Mattel’s cash and equivalents decreased $584.5 million to $784.6 million at March 31, 2012, as compared to $1.37 billion at December 31, 2011. The decrease was driven primarily by the acquisition of HIT Entertainment, the payment of the 2012 first quarter dividend, and the seasonal changes in working capital.

Goodwill increased $247.1 million to $1.07 billion at March 31, 2012, as compared to $822.1 million at December 31, 2011. Other noncurrent assets increased $549.7 million to $1.43 billion at March 31, 2012, as compared to $881.9 million at December 31, 2011. The increase in goodwill and other noncurrent assets was driven primarily by goodwill and identifiable intangible assets relating to the acquisition of HIT Entertainment.

The current portion of long-term debt increased $350.0 million to $400.0 million at March 31, 2012, as compared to $50.0 million at December 31, 2011 due to the reclassification of $350.0 million of 2008 Senior Notes to current.

A summary of Mattel’s capitalization is as follows:

	March 31, 2012		March 31, 2011		December 31, 2011
	(In millions, except percentage information)
Medium-term notes	$50.0	1%	$100.0	2%	$50.0	1%
2008 Senior Notes	—	—	350.0	9	350.0	7
2010 Senior Notes	500.0	11	500.0	13	500.0	11
2011 Senior Notes	600.0	14	—	—	600.0	13

Total noncurrent long-term debt	1,150.0	26	950.0	24	1,500.0	32
Other noncurrent liabilities	616.1	14	474.5	12	522.1	12
Stockholders’ equity	2,641.1	60	2,517.4	64	2,610.6	56

	$4,407.2	100%	$3,941.9	100%	$4,632.7	100%

Mattel’s debt-to-total-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 32.3% at March 31, 2011 to 37.0% at March 31, 2012 due primarily to increased borrowings. Mattel’s objective is to maintain a year-end debt-to-capital ratio of about 35%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2011, and did not change during the first three months of 2012.

New Accounting Pronouncements

See Item 1 “Financial Statements—Note 21 to the Consolidated Financial Statements—New Accounting Pronouncements.”

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

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Revenues by Segment
North America	$451,603	$508,769
International	483,974	453,832
American Girl	81,623	78,508

Gross sales	1,017,200	1,041,109
Sales adjustments	(88,751)	(89,253)

Net sales	$928,449	$951,856

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase and sale transactions denominated in the Mexican peso, Brazilian real, Euro, British pound sterling, and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. The scope of Mattel’s assessment of the effectiveness of internal control over financial reporting does not include HIT Entertainment, which was acquired on February 1, 2012. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Based on this evaluation, Bryan G. Stockton, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended March 31, 2012.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The content of Note 19, “Contingencies” to the Consolidated Financial Statements of Mattel in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” in Mattel’s 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

During the first quarter of 2012, Mattel did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the first quarter of 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—31
Repurchase program (1)	699,907	$28.47	699,907	$407,379,599
Employee transactions (2)	8,918	30.83	N/A	N/A
February 1—29
Repurchase program (1)	—	—	—	407,379,599
Employee transactions (2)	1,208	32.25	N/A	N/A
March 1—31
Repurchase program (1)	—	—	—	407,379,599
Employee transactions (2)	253,554	33.63	N/A	N/A

Total
Repurchase program (1)	699,907	$28.47	699,907	$407,379,599
Employee transactions (2)	263,680	33.53	N/A	N/A

(1)	Mattel announced its share repurchase program in July 2003. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of shares for employee tax withholding obligations that occur upon vesting of restricted stock units.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated April 25, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated April 25, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated April 25, 2012 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ H. Scott Topham
H. Scott Topham Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: April 25, 2012