Form 10-Q
period 2012-06-30
MATTEL INC /DE/
filed 2012-07-25
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                       Yes  ☐     No  ☒

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of July 20, 2012:

340,929,117 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	June 30, 2011	December 31, 2011
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$372,281	$418,476	$1,369,113
Accounts receivable, net	981,705	1,012,000	1,246,687
Inventories	746,707	783,533	487,000
Prepaid expenses and other current assets	418,349	317,093	340,907

Total current assets	2,519,042	2,531,102	3,443,707

Noncurrent Assets
Property, plant, and equipment, net	562,260	513,792	523,941
Goodwill	1,065,998	828,525	822,139
Other noncurrent assets	1,432,321	924,279	881,851

Total Assets	$5,579,621	$4,797,698	$5,671,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$42,272	$—	$8,018
Current portion of long-term debt	400,000	10,000	50,000
Accounts payable	313,935	371,862	334,999
Accrued liabilities	463,851	499,190	618,801
Income taxes payable	16,105	17,513	27,110

Total current liabilities	1,236,163	898,565	1,038,928

Noncurrent Liabilities
Long-term debt	1,150,000	950,000	1,500,000
Other noncurrent liabilities	602,642	482,248	522,107

Total noncurrent liabilities	1,752,642	1,432,248	2,022,107

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,713,429	1,686,716	1,690,405
Treasury stock at cost; 100.5 million shares, 97.1 million shares, and 104.4 million shares, respectively	(2,162,713)	(2,028,757)	(2,242,522)
Retained earnings	3,057,962	2,655,469	3,167,996
Accumulated other comprehensive loss	(459,231)	(287,912)	(446,645)

Total stockholders’ equity	2,590,816	2,466,885	2,610,603

Total Liabilities and Stockholders’ Equity	$5,579,621	$4,797,698	$5,671,638

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,158,711	$1,161,667	$2,087,160	$2,113,523
Cost of sales	564,189	605,426	1,019,267	1,084,135

Gross Profit	594,522	556,241	1,067,893	1,029,388
Advertising and promotion expenses	112,395	116,167	210,254	218,016
Other selling and administrative expenses	350,694	330,807	697,470	665,347

Operating Income	131,433	109,267	160,169	146,025
Interest expense	21,524	17,642	42,629	36,458
Interest (income)	(1,941)	(2,451)	(3,686)	(5,614)
Other non-operating expense (income), net	489	(812)	(303)	(968)

Income Before Income Taxes	111,361	94,888	121,529	116,149
Provision for income taxes	15,143	14,359	17,482	19,013

Net Income	$96,218	$80,529	$104,047	$97,136

Net Income Per Common Share—Basic	$0.28	$0.23	$0.30	$0.27

Weighted average number of common shares	341,256	347,133	340,197	348,094

Net Income Per Common Share—Diluted	$0.28	$0.23	$0.30	$0.27

Weighted average number of common and potential common shares	345,554	350,944	344,614	351,744

Dividends Declared Per Common Share	$0.31	$0.23	$0.62	$0.46

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited, in thousands)
Net Income	$96,218	$80,529	$104,047	$97,136
Other Comprehensive (Loss) Income, Net of Tax:
Currency translation adjustments	(73,654)	35,236	(18,351)	88,414
Defined benefit pension plans net prior service cost and net actuarial loss	2,328	2,533	3,851	5,066

Net unrealized gain (loss) on derivative instruments:
Unrealized holding gains (losses)	11,968	(8,604)	10,780	(22,957)
Reclassification adjustment for realized (gains) losses included in net income	(4,328)	1,504	(8,866)	764

	7,640	(7,100)	1,914	(22,193)

Other Comprehensive (Loss) Income, Net of Tax	(63,686)	30,669	(12,586)	71,287

Comprehensive Income	$32,532	$111,198	$91,461	$168,423

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$104,047	$97,136
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	74,958	71,918
Amortization	8,181	7,337
Deferred income taxes	(31,629)	(38,752)
Share-based compensation	25,193	19,870
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	295,412	158,941
Inventories	(261,268)	(298,794)
Prepaid expenses and other current assets	(48,449)	29,118
Accounts payable, accrued liabilities, and income taxes payable	(236,113)	(206,022)
Other, net	8,617	(67,530)

Net cash flows used for operating activities	(61,051)	(226,778)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(49,720)	(54,830)
Purchases of other property, plant, and equipment	(56,921)	(47,588)
Payments for acquisition, net of cash acquired	(685,370)	—
Proceeds from sale of other property, plant, and equipment	385	489
(Payments for) proceeds from foreign currency forward exchange contracts	(23,914)	57,576

Net cash flows used for investing activities	(815,540)	(44,353)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	42,272	—
Payments of short-term borrowings	(8,018)	—
Payment of credit facility renewal costs	—	(6,917)
Payment of long-term borrowings	—	(240,000)
Share repurchases	(34,374)	(251,865)
Payment of dividends on common stock	(210,801)	(159,906)
Proceeds from exercise of stock options	82,105	67,400
Other, net	9,194	(9,465)

Net cash flows used for financing activities	(119,622)	(600,753)

Effect of Currency Exchange Rate Changes on Cash	(619)	9,237

Decrease in Cash and Equivalents	(996,832)	(862,647)
Cash and Equivalents at Beginning of Period	1,369,113	1,281,123

Cash and Equivalents at End of Period	$372,281	$418,476

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

Accounts receivable are net of allowances for doubtful accounts of $19.5 million, $20.5 million, and $26.3 million as of June 30, 2012, June 30, 2011, and December 31, 2011, respectively.

3.	Inventories

Inventories include the following:

	June 30, 2012	June 30, 2011	December 31, 2011
	(In thousands)
Raw materials and work in process	$141,036	$121,760	$88,489
Finished goods	605,671	661,773	398,511

	$746,707	$783,533	$487,000

4.	Property, Plant, and Equipment

Property, plant, and equipment, net includes the following:

	June 30, 2012	June 30, 2011	December 31, 2011
	(In thousands)
Land	$26,637	$26,767	$26,616
Buildings	264,612	259,877	262,537
Machinery and equipment	892,933	836,527	851,833
Tools, dies, and molds	654,267	618,579	633,818
Capital leases	23,271	23,271	23,271
Leasehold improvements	197,505	192,820	187,545

	2,059,225	1,957,841	1,985,620
Less: accumulated depreciation	(1,496,965)	(1,444,049)	(1,461,679)

	$562,260	$513,792	$523,941

5.	Goodwill

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

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2012 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl reporting units selling those brands, thereby causing a foreign currency translation impact for these reporting units. Prior period amounts have been reclassified to conform to the current year presentation.

	December 31, 2011	Acquisition	Impact of Currency Exchange Rate Changes	June 30, 2012
	(In thousands)
North America	$393,905	$145,540	$584	$540,029
International	214,612	96,919	953	312,484
American Girl	213,622	—	(137)	213,485

Total goodwill	$822,139	$242,459	$1,400	$1,065,998

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

During the three and six months ended June 30, 2012, Mattel recognized approximately $1 million and $11 million of integration costs, respectively. Mattel also recognized approximately $6 million of transaction costs during the six months ended June 30, 2012. No transaction costs were incurred during the three months ended June 30, 2012. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	June 30, 2012	June 30, 2011	December 31, 2011
	(In thousands)
Nonamortizable identifiable intangibles	$617,223	$122,223	$122,223
Deferred income taxes	506,598	512,566	473,832
Identifiable intangibles (net of amortization of $58.7 million, $51.2 million, and $55.5 million, respectively)	94,450	86,811	84,486
Other	214,050	202,679	201,310

	$1,432,321	$924,279	$881,851

In connection with the acquisition of HIT Entertainment, as more fully described in Note 5—Goodwill, Mattel recognized $495.0 million of nonamortizable identifiable intangible assets and $15.7 million of amortizable identifiable intangible assets, primarily related to intellectual property rights.

7.	Accrued Liabilities

Accrued liabilities include the following:

	June 30, 2012	June 30, 2011	December 31, 2011
	(In thousands)
Royalties	$50,243	$71,160	$85,637
Taxes other than income taxes	48,573	28,409	59,861
Advertising and promotion	44,978	38,463	75,508
Other	320,057	361,158	397,795

	$463,851	$499,190	$618,801

8.    Long-term Debt

Long-term debt includes the following:

	June 30, 2012	June 30, 2011	December 31, 2011
	(In thousands)
Medium-term notes due July 2012 to November 2013	$100,000	$110,000	$100,000
2008 Senior Notes due March 2013	350,000	350,000	350,000
2010 Senior Notes due October 2020 and October 2040	500,000	500,000	500,000
2011 Senior Notes due November 2016 and November 2041	600,000	—	600,000

	1,550,000	960,000	1,550,000
Less: current portion	(400,000)	(10,000)	(50,000)

Total long-term debt	$1,150,000	$950,000	$1,500,000

In November 2011, Mattel issued $300.0 million of unsecured 2.50% senior notes (“2.50% Senior Notes”) due November 1, 2016 and $300.0 million of unsecured 5.45% senior notes (“5.45% Senior Notes”) due November 1, 2041 (collectively, “2011 Senior Notes”). Interest on the 2011 Senior Notes is payable semi-annually on May 1 and November 1 of each year, which began May 1, 2012. Mattel may redeem all or part of the 2.50% Senior Notes at any time or from time to time at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to but excluding the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 25 basis points. Mattel may redeem all or part of the 5.45% Senior Notes at any time or from time to time at its option prior to May 1, 2041 (six months prior to the maturity date of the 5.45% Senior Notes), at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to but excluding the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 35 basis points. Mattel may redeem all or part of the 5.45% Senior Notes at any time or from time to time at its option on or after May 1, 2041 (six months prior to the maturity date for the 5.45% Senior Notes), at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to but excluding the redemption date.

During the fourth quarter of 2011, Mattel repaid $10.0 million of its Medium-term notes in connection with their scheduled maturities.

9.   Other Noncurrent Liabilities

      Other noncurrent liabilities include the following:

	June 30, 2012	June 30, 2011	December 31, 2011
	(In thousands)
Benefit plan liabilities	$265,085	$224,346	$278,354
Noncurrent tax liabilities	193,704	113,351	103,938
Other	143,853	144,551	139,815

	$602,642	$482,248	$522,107

10.   Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	June 30, 2012	June 30, 2011	December 31, 2011
	(In thousands)
Currency translation adjustments	$(317,214)	$(133,344)	$(298,863)
Defined benefit pension and other postretirement plans, net of tax	(168,547)	(129,248)	(172,398)
Net unrealized gain (loss) on derivative instruments, net of tax	26,530	(25,320)	24,616

	$(459,231)	$(287,912)	$(446,645)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. For the six months ended June 30, 2012, currency translation adjustments resulted in a net loss of $18.4 million, with losses primarily from the weakening of the Euro and Brazilian real against the US dollar. For the six months ended June 30, 2011, currency translation adjustments resulted in a net gain of $88.4 million, with gains primarily from the strengthening of the Euro, Mexican peso, Brazilian real, and British pound sterling against the US dollar.

11.   Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of June 30, 2012, June 30, 2011, and December 31, 2011, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.34 billion, $1.45 billion, and $1.14 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		June 30, 2012	June 30, 2011	December 31, 2011
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$32,277	$7,833	$29,043
Foreign currency forward exchange contracts	Other noncurrent assets	564	1,101	2,853

Total derivatives designated as hedging instruments		$32,841	$8,934	$31,896

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$12,342	$6,529	$—

Total		$45,183	$15,463	$31,896

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		June 30, 2012	June 30, 2011	December 31, 2011
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$2,980	$30,770	$1,347
Foreign currency forward exchange contracts	Other noncurrent liabilities	19	1,209	35

Total derivatives designated as hedging instruments		$2,999	$31,979	$1,382

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$—	$—	$2,930

Total		$2,999	$31,979	$4,312

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended June 30, 2012		For the Three Months Ended June 30, 2011		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$11,968	$4,328	$(8,604)	$(1,504)	Cost of sales

	For the Six Months Ended June 30, 2012		For the Six Months Ended June 30, 2011		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$10,780	$8,866	$(22,957)	$(764)	Cost of sales

The net gain of $4.3 million and $8.9 million reclassified from accumulated OCI to the statements of operations for the three and six months ended June 30, 2012, respectively, and the net loss of $1.5 million and $0.8 million reclassified from accumulated OCI to the statements of operations for the three and six months ended June 30, 2011, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(28,555)	$23,388	Non-operating income/expense
Foreign currency forward exchange contracts	(782)	1,036	Cost of sales

Total	$(29,337)	$24,424

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(8,107)	$52,570	Non-operating income/expense
Foreign currency forward exchange contracts	(535)	2,736	Cost of sales

Total	$(8,642)	$55,306

The net loss of $29.3 million and $8.6 million recognized in the statements of operations for the three and six months ended June 30, 2012, respectively, and the net gain of $24.4 million and $55.3 million recognized in the statements of operations for the three and six months ended June 30, 2011, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$45,183	$—	$45,183
Auction rate securities (b)	—	—	14,460	14,460

Total assets	$—	$45,183	$14,460	$59,643

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$2,999	$—	$2,999

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$15,463	$—	$15,463
Auction rate securities (b)	—	—	21,000	21,000

Total assets	$—	$15,463	$21,000	$36,463

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$31,979	$—	$31,979

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$31,896	$—	$31,896
Auction rate securities (b)	—	—	15,630	15,630

Total assets	$—	$31,896	$15,630	$47,526

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$4,312	$—	$4,312

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)	The fair value of the auction rate securities is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, and (iii) illiquidity considerations.

The following table presents information about Mattel’s assets measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2011	$15,630
Net unrealized loss	(1,170)

Balance at June 30, 2012	$14,460

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $1.67 billion (compared to a carrying amount of $1.55 billion) as of June 30, 2012, $997.3 million (compared to a carrying amount of $960.0 million) as of June 30, 2011, and $1.63 billion (compared to a carrying amount of $1.55 billion) as of December 31, 2011. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments, and are classified as Level 2 within the fair value hierarchy.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands, except per share amounts)
Basic:
Net income	$96,218	$80,529	$104,047	$97,136
Less net income allocable to participating RSUs (a)	(1,051)	(1,190)	(1,153)	(1,419)

Net income available for basic common shares	$95,167	$79,339	$102,894	$95,717

Weighted average common shares outstanding	341,256	347,133	340,197	348,094

Basic net income per common share	$0.28	$0.23	$0.30	$0.27

Diluted:
Net income	$96,218	$80,529	$104,047	$97,136
Less net income allocable to participating RSUs (a)	(1,052)	(1,190)	(1,168)	(1,427)

Net income available for diluted common shares	$95,166	$79,339	$102,879	$95,709

Weighted average common shares outstanding	341,256	347,133	340,197	348,094
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	4,298	3,811	4,417	3,650

Weighted average number of common and potential common shares	345,554	350,944	344,614	351,744

Diluted net income per common share	$0.28	$0.23	$0.30	$0.27

(a)	During the three and six months ended June 30, 2012 and 2011, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 0.1 million shares were excluded from the calculation of diluted net income per common share for both the three months ended June 30, 2012 and 2011 because they were antidilutive. Nonqualified stock options and non-participating RSUs totaling 0.1 million shares were excluded from the calculation of diluted net income per common share for both the six months ended June 30, 2012 and 2011 because they were antidilutive.

14.   Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 6 to the Consolidated Financial Statements in its 2011 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Service cost	$3,182	$2,992	$6,501	$6,205
Interest cost	7,479	7,324	14,971	14,653
Expected return on plan assets	(7,764)	(6,300)	(15,524)	(12,602)
Amortization of prior service cost	11	496	21	957
Recognized actuarial loss	5,742	3,632	11,480	7,268

	$8,650	$8,144	$17,449	$16,481

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Service cost	$19	$20	$38	$40
Interest cost	345	438	690	875
Recognized actuarial loss	30	35	60	71

	$394	$493	$788	$986

During the six months ended June 30, 2012, Mattel made cash contributions totaling approximately $19 million and $2 million to its defined benefit pension and postretirement benefit plans, respectively.

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

Compensation expense, included within other selling and administrative expenses, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Stock option compensation expense	$2,236	$2,118	$5,491	$5,207
RSU compensation expense	11,104	6,780	19,702	14,663

	$13,340	$8,898	$25,193	$19,870

As of June 30, 2012, total unrecognized compensation cost related to unvested share-based payments totaled $62.8 million and is expected to be recognized over a weighted-average period of 1.7 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the six months ended June 30, 2012 and 2011 was $82.1 million and $67.4 million, respectively.

16.   Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Design and development	$47,537	$45,105	$94,161	$88,251
Identifiable intangible asset amortization	3,082	2,383	5,716	4,550

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

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Operating income	$8,892	$7,504	$22,473	$19,059
Other non-operating income, net	303	337	405	362

Net transaction gains	$9,195	$7,841	$22,878	$19,421

18.   Income Taxes

Mattel’s provision for income taxes was $17.5 million and $19.0 million for the six months ended June 30, 2012 and 2011, respectively. Mattel recognized discrete tax benefits of $10.5 million during the three and six months ended June 30, 2012, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Mattel recognized discrete tax benefits of $6.4 million during the three and six months ended June 30, 2011, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax laws changes.

In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. In the fourth quarter of 2011, the IRS issued several Notices of Proposed Adjustments (“NOPA”)

related to its examination of the 2008 and 2009 federal income tax returns. In the first quarter of 2012, the IRS issued a Revenue Agent’s Report (“RAR”) related to the examination. In the second quarter of 2012, Mattel submitted written protests for all unresolved issues to the IRS Office of Appeals. Mattel believes it is more likely than not that ultimate resolution of these issues will not result in any significant changes to unrecognized tax benefits in the next twelve months. Based on the current status of state and foreign audits, Mattel may recognize a benefit of up to approximately $8 million related to the settlement of tax audits and/or the expiration of statutes of limitations in the next twelve months. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

19.   Contingencies

With regards to the claims against Mattel described below, Mattel intends to defend itself vigorously. Management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of June 30, 2012. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

Mattel has appealed the judgment and the appeal is now fully briefed. Mattel’s appeal challenges the entirety of the district court’s monetary award in favor of MGA, including both the award of $170 million in damages for alleged trade secret misappropriation and approximately $140 million in attorney’s fees and costs. Mattel does not believe that it is probable that any of the damages awarded to MGA will be sustained based on the evidence presented at trial and, accordingly, a liability has not been accrued for this matter.

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

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, Imaginext®, and View-Master® (collectively “Core Fisher-Price®”), Dora the Explorer®, Go Diego Go!®, Thomas and Friends®, Mickey Mouse® Clubhouse, Sing-a-ma-jigs®, Disney’s Jake and the Never Land Pirates, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Revenues by Segment
North America	$586,430	$580,806	$1,038,033	$1,089,575
International	606,212	611,332	1,090,186	1,065,164
American Girl	74,050	72,018	155,673	150,526

Gross sales	1,266,692	1,264,156	2,283,892	2,305,265
Sales adjustments	(107,981)	(102,489)	(196,732)	(191,742)

Net sales	$1,158,711	$1,161,667	$2,087,160	$2,113,523

Segment Income (Loss)
North America	$104,740	$99,605	$168,745	$184,127
International	84,163	83,066	123,434	120,225
American Girl	(6,778)	(2,922)	(5,350)	56

	182,125	179,749	286,829	304,408
Corporate and other expense (a)	(50,692)	(70,482)	(126,660)	(158,383)

Operating income	131,433	109,267	160,169	146,025
Interest expense	21,524	17,642	42,629	36,458
Interest (income)	(1,941)	(2,451)	(3,686)	(5,614)
Other non-operating expense (income), net	489	(812)	(303)	(968)

Income before income taxes	$111,361	$94,888	$121,529	$116,149

(a)	Corporate and other expense includes (i) share-based compensation expense of $13.3 million and $25.2 million for the three and six months ended June 30, 2012, respectively, and $8.9 million and $19.9 million for the three and six months ended June 30, 2011, respectively, (ii) severance expense of $3.0 million and $8.1 million for the three and six months ended June 30, 2012, respectively, and $8.6 million and $10.5 million for the three and six months ended June 30, 2011, respectively, (iii) $7.5 million Gunther-Wahl Productions legal settlement for the six months ended June 30, 2011, and (iv) legal fees associated with MGA litigation matters.

	June 30, 2012	June 30, 2011	December 31, 2011
	(In thousands)
Assets by Segment
North America	$640,205	$635,271	$741,603
International	864,745	918,944	795,257
American Girl	107,877	105,739	90,820

	1,612,827	1,659,954	1,627,680
Corporate and other	115,585	135,579	106,007

Accounts receivable and inventories, net	$1,728,412	$1,795,533	$1,733,687

The table below presents worldwide revenues by brand category:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$781,644	$790,045	$1,403,886	$1,440,859
Fisher-Price Brands	407,269	399,955	717,438	709,821
American Girl Brands	68,682	66,439	144,709	139,401
Other	9,097	7,717	17,859	15,184

Gross sales	1,266,692	1,264,156	2,283,892	2,305,265
Sales adjustments	(107,981)	(102,489)	(196,732)	(191,742)

Net sales	$1,158,711	$1,161,667	$2,087,160	$2,113,523

21.    New Accounting Pronouncement

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

22.     Subsequent Event

On July 17, 2012, Mattel announced that its Board of Directors declared a third quarter dividend of $0.31 per common share. The dividend is payable on September 21, 2012 to stockholders of record on August 29, 2012.

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

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. These forward-looking statements are all based on currently available operating, financial, economic and other information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties detailed in Item 1A. “Risk Factors” in Mattel’s 2011 Annual Report on Form 10-K.

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

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, Imaginext®, and View-Master® (collectively “Core Fisher-Price®”), Dora the Explorer®, Go Diego Go!®, Thomas and Friends®, Mickey Mouse® Clubhouse, Sing-a-ma-jigs®, Disney’s Jake and the Never Land Pirates, and See ‘N Say® (collectively “Fisher-Price® Friends”), and Power Wheels®.

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

Second Quarter 2012 Overview

In the second quarter, Mattel delivered solid financial results, despite a very challenging global economic climate, a difficult sales comparison with the release of the CARS 2® movie last year, currency headwinds, and a cautious retail environment. More specifically:

•

Net sales for the second quarter of 2012 were $1.16 billion, flat as compared to 2011, due to higher sales of Mattel’s core brands including Barbie®, Monster High®, American Girl®, and Hot Wheels®, partially offset by lower sales of CARS 2® products resulting from the timing of the movie release during 2011.

•

Gross profit as a percentage of net sales increased to 51.3% in the second quarter of 2012 from 47.9% in 2011, which is consistent with Mattel’s long-term goal of gross margins of about 50%. The increase in gross profit as a percentage of net sales was driven primarily by favorable product mix, including lower sales of royalty-related entertainment properties, and price increases and savings from Mattel’s Operational Excellence 2.0 initiatives, partially offset by higher input costs. Additionally, gross profit as a percentage of net sales was positively impacted by the acquisition of HIT Entertainment.

•

Operating income in the second quarter of 2012 was $131.4 million, as compared to $109.3 million in 2011. The increase in operating income was driven primarily by higher gross margin, partially offset by higher other selling and administrative expenses.

•

Mattel’s Operational Excellence 2.0 program resulted in cost savings before severance charges and investments of approximately $23 million (or approximately $19 million in net cost savings). The gross cost savings included approximately $13 million of structural cost savings generated by the program and approximately $10 million of legal cost savings. Mattel continues to be on track to realize $175 million in sustainable cumulative savings by the end of 2012.

Results of Operations—Second Quarter

Consolidated Results

Net sales for the second quarter of 2012 were $1.16 billion, flat as compared to 2011, with unfavorable changes in currency exchange rates of 4 percentage points. Net income for the second quarter of 2012 was $96.2 million, or $0.28 per diluted share, as compared to $80.5 million, or $0.23 per diluted share, in 2011. Net income for the second quarter of 2012 was positively impacted by higher gross margins, partially offset by higher other selling and administrative expenses.

The following table provides a summary of Mattel’s consolidated results for the second quarter of 2012 and 2011 (in millions, except percentage and basis point information):

	For the Three Months Ended June 30,				Year/Year Change
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,158.7	100.0%	$1,161.7	100.0%	—	—

Gross profit	$594.5	51.3%	$556.2	47.9%	7%	340
Advertising and promotion expenses	112.4	9.7	116.2	10.0	–3%	–30
Other selling and administrative expenses	350.7	30.3	330.7	28.5	6%	180

Operating income	131.4	11.3	109.3	9.4	20%	190
Interest expense	21.5	1.9	17.6	1.5	22%	40
Interest (income)	(1.9)	–0.2	(2.5)	–0.2	–21%	—
Other non-operating expense (income), net	0.4		(0.7)

Income before income taxes	$111.4	9.6%	$94.9	8.2%	17%	140

Sales

Net sales for the second quarter of 2012 were $1.16 billion, flat as compared to 2011, with unfavorable changes in currency exchange rates of 4 percentage points. Gross sales within the North American Region increased 1% in the second quarter of 2012 as compared to 2011, with no impact from changes in currency exchange rates, driven primarily by higher sales of our key brands including Barbie®, Monster High®, American Girl®, and Hot Wheels®, partially offset by lower sales of CARS 2® products resulting from the timing of the movie release during 2011. Gross sales within the North American Region accounted for 52% of consolidated gross sales in the second quarter of 2012 and 2011. Gross sales in the International Region decreased 1% in the second quarter of 2012 as compared to 2011, with unfavorable changes in currency exchange rates of 10 percentage points.

Cost of Sales

Cost of sales as a percentage of net sales was 48.7% in the second quarter of 2012, as compared to 52.1% in 2011. Cost of sales decreased by $41.2 million, or 7%, from $605.4 million in the second quarter of 2011 to $564.2 million in 2012, as compared to flat net sales. Within cost of sales, product and other costs decreased by $24.5 million, or 5%, from $476.8 million in the second quarter of 2011 to $452.3 million in 2012; royalty expenses decreased by $16.8 million, or 26%, from $65.6 million in the second quarter of 2011 to $48.8 million in 2012; and freight and logistics expenses increased by $0.1 million, from $63.0 million in the second quarter of 2011 to $63.1 million in 2012.

Gross Profit

Gross profit as a percentage of net sales increased to 51.3% in the second quarter of 2012 from 47.9% in 2011. The increase in gross profit as a percentage of net sales was driven primarily by favorable product mix, including lower sales of royalty-related entertainment properties, and price increases and savings from Operational Excellence 2.0 initiatives, partially offset by higher input costs. Additionally, gross profit as a percentage of net sales was positively impacted by the acquisition of HIT Entertainment.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, and (iii) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses decreased to

9.7% of net sales in the second quarter of 2012, as compared to 10.0% of net sales in 2011, due primarily to a benefit from lower advertising rates from HIT Entertainment’s licensing business.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $350.7 million in the second quarter of 2012, as compared to $330.7 million in 2011, or 30.3% of net sales in 2012, as compared to 28.5% of net sales in 2011. Drivers for the increase in other selling and administrative expenses were HIT Entertainment’s ongoing other selling and administrative expenses, higher employee-related expenses, and investments in strategic growth initiatives, including initiatives related to American Girl retail store expansion and information technology initiatives. The increase in other selling and administrative expenses was partially offset by the lower MGA legal fees of approximately $10 million and structural cost savings from Operational Excellence 2.0 initiatives.

Non-Operating Items

Interest expense increased from $17.6 million in the second quarter of 2011 to $21.5 million in 2012, driven primarily by higher average borrowings (resulting from the $600.0 million of senior notes issued in November 2011, partially offset by the repayments of $240.0 million long-term debt in the second quarter of 2011 and $10.0 million long-term debt in the fourth quarter of 2011), partially offset by lower average interest rates. Interest income decreased from $2.5 million in the second quarter of 2011 to $1.9 million in 2012, driven primarily by lower average interest rates and lower invested cash balances.

Provision for Income Taxes

Mattel’s provision for income taxes was $15.1 million in the second quarter of 2012, as compared to $14.4 million in 2011. Mattel recognized discrete tax benefits of $10.5 million and $6.4 million in the second quarter of 2012 and 2011, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

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

North America Segment

Gross sales for the North America segment were $586.4 million in the second quarter of 2012, an increase of $5.6 million or 1%, as compared to $580.8 million in 2011, with no impact from changes in currency exchange rates, primarily due to higher sales of our key brands including Barbie®, Monster High®, and Hot Wheels®, partially offset by lower sales of CARS 2® products. Gross sales of Mattel Girls & Boys Brands increased 1%, with no impact from changes in currency exchange rates. Gross sales of Barbie® increased 11%, with no impact from changes in currency exchange rates. Gross sales of Other Girls Brands increased 110%, with no impact from changes in currency exchange rates, driven primarily by higher sales of Monster High® and Disney Princess® products. Gross sales of Wheels products increased 24%, with an unfavorable change in currency exchange rates of 1 percentage point, driven primarily by higher sales of Hot Wheels® products. Gross sales of Entertainment products decreased 39%, with no impact from changes in currency exchange rates, driven primarily by lower sales of CARS 2® products resulting from the timing of the movie release during 2011. Gross sales of Fisher-Price Brands were flat, with an unfavorable change in currency exchange rates of 1 percentage point. Gross sales of Core Fisher-Price® products decreased 13%, with no impact from changes in currency exchange rates. Gross sales of Fisher-Price® Friends products increased 67%, with no impact from changes in currency exchange rates, primarily due to the benefit of licensing revenues from the acquisition of HIT Entertainment. Cost of sales decreased 7% in the second quarter of 2012, as compared to flat net sales, driven primarily by lower product and other costs and lower royalty expenses. Gross margins increased primarily due to favorable product mix, including lower sales of royalty-related entertainment properties, and price increases and savings from Operational Excellence 2.0 initiatives, partially offset by higher input costs.

North America segment income increased 5% to $104.7 million in the second quarter of 2012, as compared to $99.6 million in 2011, driven primarily by higher gross margins, partially offset by higher other selling and administrative expenses, mainly due to HIT Entertainment’s ongoing other selling and administrative expenses, higher employee-related expenses, and investments in strategic initiatives.

International Segment

The following table provides a summary of percentage changes in gross sales for the International segment in the second quarter of 2012 versus 2011:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	–1	–10
Europe	–2	–10
Latin America	–1	–13
Asia Pacific	1	–4

Gross sales for the International segment were $606.2 million in the second quarter of 2012, down $5.1 million or 1%, as compared to $611.3 million in 2011, with unfavorable changes in currency exchange rates of 10 percentage points. Gross sales of Mattel Girls & Boys Brands decreased 3%, with unfavorable changes in currency exchange rates of 10 percentage points. Gross sales of Barbie® increased 2%, with unfavorable changes in currency exchange rates of 10 percentage points. Gross sales of Other Girls Brands increased 85%, with unfavorable changes in currency exchange rates of 20 percentage points, driven primarily by higher sales of Monster High® products. Gross sales of Wheels products decreased 1%, with unfavorable changes in currency exchange rates of 11 percentage points. Gross sales of Entertainment products decreased 34%, with unfavorable changes in currency exchange rates of 7 percentage points, due to lower sales of CARS 2® products resulting from the timing of the movie release during 2011. Gross sales of Fisher-Price Brands increased 4%, with unfavorable changes in currency exchange rates of 9 percentage points. Gross sales of Core Fisher-Price® products decreased 5%, with unfavorable changes in currency exchange rates of 8 percentage points. Gross sales of Fisher-Price® Friends products increased 39%, with unfavorable changes in currency exchange rates of 11 percentage points, driven primarily by the benefit of licensing revenues from the acquisition of HIT Entertainment. Cost of sales decreased 6% in the second quarter of 2012, as compared to a 1% decrease in net sales, driven primarily by lower product and other costs and lower royalty expenses. Gross margins increased primarily due to favorable product mix, including lower sales of royalty-related entertainment properties, and price increases and savings from Operational Excellence 2.0 initiatives, partially offset by higher input costs.

International segment income increased 1% to $84.2 million in the second quarter of 2012, as compared to $83.1 million in 2011, driven primarily by higher gross margins, partially offset by higher other selling and administrative expenses, mainly due to HIT Entertainment’s ongoing other selling and administrative expenses, higher employee-related costs, and investments in strategic initiatives.

American Girl Segment

Gross sales for the American Girl segment were $74.1 million in the second quarter of 2012, up $2.1 million or 3%, as compared to $72.0 million in 2011, with an unfavorable change in currency exchange rates of 1 percentage point. The increase in gross sales was driven primarily by sales of McKenna™, the 2012 Girl of the

Year® doll, and the benefit of a new American Girl® store in St. Louis, Missouri which opened in April 2012. Cost of sales increased 8% in the second quarter of 2012, as compared to a 4% increase in net sales, driven primarily by higher product and other costs. Gross margins decreased primarily due to higher input costs, partially offset by price increases.

American Girl segment losses were $6.8 million in the second quarter of 2012, as compared to a $2.9 million in 2011, driven primarily by lower gross margins and higher other selling and administrative expenses from retail expansion, partially offset by higher net sales.

Results of Operations—First Half of 2012

Consolidated Results

Net sales for the first half of 2012 were $2.09 billion, down 1%, as compared to $2.11 billion in 2011, with unfavorable changes in currency exchange rates of 3 percentage points. Net income for the first half of 2012 was $104.0 million, or $0.30 per diluted share, as compared to $97.1 million, or $0.27 per diluted share, in 2011. Net income for the first half of 2012 was positively impacted by higher gross margins, partially offset by higher other selling and administrative expenses, including transaction and integration costs associated with HIT Entertainment of approximately $17 million.

The following table provides a summary of Mattel’s consolidated results for the first half of 2012 and 2011 (in millions, except percentage and basis point information):

	For the Six Months Ended June 30,				Year/Year Change
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$2,087.2	100.0%	$2,113.5	100.0%	–1%	—

Gross profit	$1,067.9	51.2%	$1,029.4	48.7%	4%	250
Advertising and promotion expenses	210.3	10.1	218.0	10.3	–4%	–20
Other selling and administrative expenses	697.4	33.4	665.4	31.5	5%	190

Operating income	160.2	7.7	146.0	6.9	10%	80
Interest expense	42.6	2.0	36.5	1.7	17%	30
Interest (income)	(3.7)	–0.2	(5.6)	–0.3	–34%	10
Other non-operating (income), net	(0.2)		(1.0)

Income before income taxes	$121.5	5.8%	$116.1	5.5%	5%	30

Sales

Net sales for the first half of 2012 were $2.09 billion, down 1%, as compared to $2.11 billion in 2011, with unfavorable changes in currency exchange rates of 3 percentage points. Gross sales within the North American Region decreased 4% in the first half of 2012, as compared to 2011, with no impact from changes in currency exchange rates, driven primarily by lower sales of CARS 2® products, partially offset by higher sales of our key brands including Barbie®, Monster High®, American Girl, and Hot Wheels®. Gross sales within the North American Region accounted for 52% of consolidated gross sales in the first half of 2012, as compared to 54% of consolidated gross sales in 2011. Gross sales in the International Region increased 2% in the first half of 2012, as compared to 2011, with unfavorable changes in currency exchange rates of 8 percentage points.

Cost of Sales

Cost of sales as a percentage of net sales was 48.8% in the first half of 2012, as compared to 51.3% in 2011. Cost of sales decreased by $64.9 million, or 6%, from $1.08 billion in the first half of 2011 to $1.02 billion in 2012, as compared to a 1% decrease in net sales. Within cost of sales, product and other costs decreased by

$36.4 million, or 4%, from $856.9 million in the first half of 2011 to $820.5 million in 2012; royalty expenses decreased by $24.5 million, or 24%, from $103.6 million in the first half of 2011 to $79.1 million in 2012; and freight and logistics expenses decreased by $3.9 million, or 3%, from $123.6 million in the first half of 2011 to $119.7 million in 2012.

Gross Profit

Gross profit as a percentage of net sales increased to 51.2% in the first half of 2012 from 48.7% in 2011. The increase in gross profit as a percentage of net sales was driven primarily by favorable product mix, including lower sales of royalty-related entertainment properties, and price increases and savings from Operational Excellence 2.0 initiatives, partially offset by higher input costs. Additionally, gross profit as a percentage of net sales was positively impacted by the acquisition of HIT Entertainment.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, and (iii) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses decreased to 10.1% of net sales in the first half of 2012, as compared to 10.3% of net sales in 2011, due primarily to a benefit from lower advertising rates from HIT Entertainment’s licensing business.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $697.4 million in the first half of 2012, as compared to $665.4 million in 2011, or 33.4% of net sales in 2012, as compared to 31.5% of net sales in 2011. The increase in other selling and administrative expenses was driven primarily by transaction and integration costs associated with HIT Entertainment of approximately $17 million in the first half of 2012, HIT Entertainment’s ongoing other selling and administrative expenses, higher employee-related expenses, and investments in strategic growth initiatives, including initiatives related to American Girl retail store expansion and information technology initiatives. The increase was partially offset by lower MGA legal fees of approximately $34 million as Mattel was in trial during the first half of 2011, the absence of legal settlement costs, and structural cost savings from Operational Excellence 2.0 initiatives. Mattel expects to incur a total of approximately $25 million to $30 million of transaction and integration costs associated with HIT Entertainment during 2012.

Non-Operating Items

Interest expense increased from $36.5 million in the first half of 2011 to $42.6 million in 2012, driven primarily by higher average borrowings (resulting from the issuance of $600.0 million of senior notes in November 2011, partially offset by repayments of $240.0 million long-term debt in the second quarter of 2011 and $10.0 million long-term debt in the fourth quarter of 2011), partially offset by lower average interest rates. Interest income decreased from $5.6 million in the first half of 2011 to $3.7 million in the first half of 2012, driven primarily by lower average interest rates and lower invested cash balances.

Provision for Income Taxes

Mattel’s income tax provision was $17.5 million in the first half of 2012, as compared to $19.0 million in 2011. Mattel recognized discrete tax benefits of $10.5 million and $6.4 million in the first half of 2012 and 2011, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

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

North America Segment

Gross sales for the North America segment were $1.04 billion in the first half of 2012, down $51.5 million or 5%, as compared to $1.09 billion in 2011, with no impact from changes in currency exchange rates, driven primarily by lower sales of CARS 2® products, partially offset by higher Monster High® sales. Gross sales of Mattel Girls & Boys Brands decreased 7%, with an unfavorable change in currency exchange rates of 1 percentage point. Gross sales of Barbie® increased 1%, with no impact from changes in currency exchange rates. Gross sales of Other Girls products increased 45%, with no impact from changes in currency exchange rates, driven primarily by higher sales of Monster High® and Disney Princess® products. Gross sales of Wheels products increased 6%, with no impact from changes in currency exchange rates, driven primarily by higher sales of Hot Wheels® products. Gross sales of Entertainment products decreased 36%, with no impact from changes in currency exchange rates, driven primarily by lower sales of CARS 2® products resulting from the timing of the movie release during 2011. Gross sales of Fisher-Price Brands decreased 2%, with no impact from changes in currency exchange rates. Gross sales of Core Fisher-Price® products decreased 11%, with no impact from changes in currency exchange rates. Gross sales of Fisher-Price® Friends products increased 45%, with no impact from changes in currency exchange rates, driven primarily by the benefit of licensing revenues from the acquisition of HIT Entertainment. Cost of sales decreased 9% in the first half of 2012, as compared to a 5% decrease in net sales, driven primarily by lower product and other costs and lower royalty expenses. Gross margins increased primarily due to favorable product mix, including lower sales of royalty-related entertainment properties, and price increases and savings from Operational Excellence 2.0 initiatives, partially offset by higher input costs.

North America segment income decreased by 8% to $168.7 million in the first half of 2012, as compared to $184.1 million in 2011, driven primarily by lower net sales and higher other selling and administrative expenses, primarily due to HIT Entertainment’s ongoing other selling and administrative expenses and higher employee-related expenses, partially offset by higher gross margins.

International Segment

The following table provides a summary of percentage changes in gross sales for the International segment in the first half of 2012 versus 2011:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	2	–8
Europe	2	–7
Latin America	2	–10
Asia Pacific	7	–2

Gross sales for the International segment were $1.09 billion in the first half of 2012, up $25.0 million or 2%, as compared to $1.07 billion in 2011, with unfavorable changes in currency exchange rates of 8 percentage points. Gross sales of Mattel Girls & Boys Brands increased 1%, with unfavorable changes in currency exchange rates of 7 percentage points. Gross sales of Barbie® decreased 1%, with unfavorable changes in currency exchange rates of 6 percentage points. Gross sales of Other Girls Brands increased 70%, with unfavorable changes in currency exchange rates of 13 percentage points, driven primarily by higher sales of Monster High®

and Disney Princess® products. Gross sales of Wheels products decreased 2%, with unfavorable changes in currency exchange rates of 8 percentage points driven primarily by lower sales of Hot Wheels® products. Gross sales of Entertainment products decreased 22%, with unfavorable changes in currency exchange rates of 6 percentage points, driven primarily by lower sales of CARS 2® products resulting from the timing of the movie release during 2011. Gross sales of Fisher-Price Brands increased 6%, with unfavorable changes in currency exchange rates of 7 percentage points. Gross sales of Core Fisher-Price® products decreased 4%, with unfavorable changes in currency exchange rates of 6 percentage points. Gross sales of Fisher-Price® Friends products increased 45%, with unfavorable changes in currency exchange rates of 9 percentage points, driven primarily by the benefit of licensing revenues from the acquisition of HIT Entertainment. Cost of sales were flat in the first half of 2012, as compared to a 2% increase in net sales, primarily due to lower royalty expenses, offset by higher product and other costs. Gross margins increased primarily due to favorable product mix, including lower sales of royalty-related entertainment properties, and price increases and savings from Operational Excellence 2.0 initiatives, partially offset by higher input costs.

International segment income increased 3% to $123.4 million in the first half of 2012, as compared to $120.2 million in 2011, driven primarily by higher gross margins, partially offset by higher other selling and administrative expenses, primarily related to higher employee-related costs, HIT Entertainment’s ongoing other selling and administrative expenses, and investments in strategic initiatives, including the opening of a Russian subsidiary.

American Girl Segment

Gross sales for the American Girl segment were $155.7 million in the first half of 2012, up $5.2 million or 3%, as compared to $150.5 million in 2011, with an unfavorable change in currency exchange rates of 1%. The increase in gross sales was driven primarily by sales of McKenna™, the 2012 Girl of the Year® doll. Cost of sales increased 7% in the first half of 2012, as compared to a 4% increase in net sales, driven primarily by higher product and other costs. Gross margins decreased primarily due to higher input costs, partially offset by price increases.

American Girl’s segment loss was $5.4 million in the first half of 2012, as compared to segment income of $0.1 million in 2011. The loss was driven primarily by higher other selling and administrative expenses from retail expansion, partially offset by higher net sales.

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

In the second quarter of 2012, Mattel realized Operational Excellence 2.0 gross cost savings before severance charges and investments of approximately $23 million (or approximately $19 million in net cost savings). The gross cost savings for the second quarter included approximately $13 million of structural cost savings and approximately $10 million of legal cost savings. Of the gross cost savings realized during the three months ended June 30, 2012, approximately $14 million was reflected within other selling and administrative expenses, approximately $7 million within gross profit, and approximately $2 million within advertising and promotion expenses.

In the first half of 2012, Mattel realized Operational Excellence 2.0 gross cost savings before severance charges and investments of approximately $59 million (or approximately $50 million in net cost savings). The gross cost savings included approximately $34 million of legal cost savings and $25 million of structural cost savings. Of the gross cost savings realized in the first half of 2012, approximately $43 million was reflected in other selling and administrative expenses, approximately $12 million within gross profit, and approximately $4 million within advertising and promotion expenses.

From the commencement of Operational Excellence 2.0 through June 30, 2012, Mattel has realized approximately $153 million of cumulative gross cost savings. Mattel continues to be on track to realize $175 million in sustainable cumulative savings by the end of 2012.

Income Taxes

Mattel’s provision for income taxes was $17.5 million and $19.0 million for the first half of 2012 and 2011, respectively. Mattel recognized discrete tax benefits of $10.5 million in the second quarter and first half of 2012, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Mattel recognized discrete tax benefits of $6.4 million in the second quarter and first half of 2011, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax laws changes.

In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. In the fourth quarter of 2011, the IRS issued several Notices of Proposed Adjustments (“NOPA”) related to its examination of the 2008 and 2009 federal income tax returns. In the first quarter of 2012, the IRS issued a Revenue Agent’s Report (“RAR”) related to the examination. In the second quarter of 2012, Mattel submitted written protests for all unresolved issues to the IRS Office of Appeals. Mattel believes it is more likely than not that ultimate resolution of these issues will not result in any significant changes to unrecognized tax benefits in the next twelve months. Based on the current status of state and foreign audits, Mattel may recognize a benefit of up to approximately $8 million related to the settlement of tax audits and/or the expiration of statutes of limitations in the next twelve months. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, including Mattel’s commercial paper program and its $1.40 billion domestic unsecured committed revolving credit facility, and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products, or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as global economic crises and tight credit environments, an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, access to the commercial paper market, and its $1.40 billion domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. As of

June 30, 2012, Mattel had available incremental borrowing resources totaling $1.40 billion under its domestic unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Operating Activities

Cash flows used for operating activities were $61.1 million in the first half of 2012, as compared to $226.8 million for the same period in 2011. The decrease in cash flows used for operating activities was primarily due to lower working capital usage.

Investing Activities

Cash flows used for investing activities were $815.5 million in the first half of 2012, as compared to $44.4 million for the same period in 2011. The increase in cash flows used for investing activities was primarily due to the acquisition of HIT Entertainment and the settlement of foreign currency forward exchange contracts.

Financing Activities

Cash flows used for financing activities were $119.6 million in the first half of 2012, as compared to $600.8 million for the same period in 2011. The decrease in cash flows used for financing activities was primarily due to repayments of long-term debt in the first half of 2011 and fewer share repurchases in the first half of 2012, partially offset by higher dividend payments in the first half of 2012.

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

Mattel is required to meet financial covenants at the end of each quarter and fiscal year, using the formulae specified in the credit facility agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the six months ended June 30, 2012. As of June 30, 2012, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit facility agreement, was 1.3 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 15.0 to 1 (compared to a minimum required of 3.50 to 1).

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

Financial Position

Mattel’s cash and equivalents decreased $996.8 million to $372.3 million at June 30, 2012, as compared to $1.37 billion at December 31, 2011. The decrease was driven primarily due to the acquisition of HIT Entertainment, settlement of foreign currency forward exchange contracts, dividend payments made in the first half of 2012, purchases of property, plant, and equipment, purchases of tools, dies, and molds, seasonal changes in working capital, and share repurchases.

Goodwill increased $243.9 million to $1.07 billion at June 30, 2012, as compared to $822.1 million at December 31, 2011. Other noncurrent assets increased $550.5 million to $1.43 billion at June 30, 2012, as compared to $881.9 million at December 31, 2011. The increase in goodwill and other noncurrent assets was driven primarily by goodwill and identifiable intangible assets relating to the acquisition of HIT Entertainment.

The current portion of long-term debt increased $350.0 million to $400.0 million at June 30, 2012, as compared to $50.0 million at December 31, 2011 due to the reclassification of $350.0 million of 2008 Senior Notes to current.

A summary of Mattel’s capitalization is as follows:

	June 30, 2012		June 30, 2011		December 31, 2011
	(In millions, except percentage information)
Medium-term notes	$50.0	1%	$100.0	3%	$50.0	1%
2008 Senior Notes	—	—	350.0	9	350.0	7
2010 Senior Notes	500.0	11	500.0	13	500.0	11
2011 Senior Notes	600.0	14	—	—	600.0	13

Total noncurrent long-term debt	1,150.0	26	950.0	25	1,500.0	32
Other noncurrent liabilities	602.6	14	482.2	12	522.1	12
Stockholders’ equity	2,590.8	60	2,466.9	63	2,610.6	56

	$4,343.4	100%	$3,899.1	100%	$4,632.7	100%

Mattel’s debt-to-total-capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 28.0% at June 30, 2011 to 38.1% at June 30, 2012 due primarily to higher borrowings. Mattel’s objective is to maintain a year-end debt-to-capital ratio of about 35%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2011, and did not change in the first half of 2012.

New Accounting Pronouncement

See Item 1 “Financial Statements—Note 21 to the Consolidated Financial Statements—New Accounting Pronouncement.”

Non-GAAP Financial Measure

In this Quarterly Report on Form 10-Q, Mattel includes a non-GAAP financial measure, gross sales, which it uses to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. Net sales, as reported in the consolidated statements of operations, include the impact of sales adjustments, such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Revenues by Segment
North America	$586,430	$580,806	$1,038,033	$1,089,575
International	606,212	611,332	1,090,186	1,065,164
American Girl	74,050	72,018	155,673	150,526

Gross sales	1,266,692	1,264,156	2,283,892	2,305,265
Sales adjustments	(107,981)	(102,489)	(196,732)	(191,742)

Net sales	$1,158,711	$1,161,667	$2,087,160	$2,113,523

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase and sale transactions denominated in the Mexican peso, Brazilian real, Euro, British pound sterling, and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures were related to its net investment in entities having functional currencies denominated in the Euro and Brazilian real.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, Mattel’s disclosure controls and procedures were evaluated to provide reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, as appropriate, in a timely manner that would alert them to material information relating to Mattel that would be required to be included in Mattel’s periodic reports and to provide reasonable assurance that such information was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. The scope of Mattel’s assessment of the effectiveness of internal control over financial reporting does not include HIT Entertainment, which was acquired on February 1, 2012. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Based on this evaluation, Bryan G. Stockton, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

Mattel made no changes to its internal control over financial reporting or in other factors that materially affected, or were reasonably likely to have materially affected, its internal control over financial reporting during the quarter ended June 30, 2012.

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

Recent Sales of Unregistered Equity Securities

In the second quarter of 2012, Mattel did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock in the second quarter of 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—30
Repurchase program (1)	—	—	—	$407,379,599
Employee transactions (2)	682	33.60	N/A	N/A
May 1—31
Repurchase program (1)	—	—	—	407,379,599
Employee transactions (2)	1,391	32.73	N/A	N/A
June 1—30
Repurchase program (1)	70,000	30.60	70,000	405,237,804
Employee transactions (2)	80,103	32.44	N/A	N/A

Total
Repurchase program (1)	70,000	$30.60	70,000	$405,237,804
Employee transactions (2)	82,176	32.45	N/A	N/A

(1)	Mattel announced its share repurchase program in July 2003. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of shares for employee tax withholding obligations that occur upon vesting of restricted stock units.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated July 25, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated July 25, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated July 25, 2012 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ H. Scott Topham
H. Scott Topham Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: July 25, 2012