Form 10-Q
period 2012-09-30
MATTEL INC /DE/
filed 2012-10-24
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(Former name, former address and former fiscal year, if changed since last report):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                       Yes  ☐     No  ☒

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of October 19, 2012:

343,132,723 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011	December 31, 2011
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$282,095	$254,546	$1,369,113
Accounts receivable, net	1,828,692	1,650,578	1,246,687
Inventories	796,352	763,970	487,000
Prepaid expenses and other current assets	365,192	303,659	340,907

Total current assets	3,272,331	2,972,753	3,443,707

Noncurrent Assets
Property, plant, and equipment, net	575,288	515,305	523,941
Goodwill	1,071,106	822,789	822,139
Other noncurrent assets	1,390,124	890,610	881,851

Total Assets	$6,308,849	$5,201,457	$5,671,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$154,503	$236,811	$8,018
Current portion of long-term debt	350,000	60,000	50,000
Accounts payable	376,896	422,623	334,999
Accrued liabilities	724,835	633,299	618,801
Income taxes payable	47,296	45,681	27,110

Total current liabilities	1,653,530	1,398,414	1,038,928

Noncurrent Liabilities
Long-term debt	1,150,000	900,000	1,500,000
Other noncurrent liabilities	601,461	472,551	522,107

Total noncurrent liabilities	1,751,461	1,372,551	2,022,107

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,704,358	1,669,948	1,690,405
Treasury stock at cost; 98.6 million shares, 101.8 million shares, and 104.4 million shares, respectively	(2,122,438)	(2,162,342)	(2,242,522)
Retained earnings	3,316,642	2,876,599	3,167,996
Accumulated other comprehensive loss	(436,073)	(395,082)	(446,645)

Total stockholders’ equity	2,903,858	2,430,492	2,610,603

Total Liabilities and Stockholders’ Equity	$6,308,849	$5,201,457	$5,671,638

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited; in thousands, except per share amounts)
Net Sales	$2,077,816	$1,998,760	$4,164,976	$4,112,283
Cost of sales	962,445	1,042,686	1,981,712	2,126,821

Gross Profit	1,115,371	956,074	2,183,264	1,985,462
Advertising and promotion expenses	234,793	219,864	445,047	437,880
Other selling and administrative expenses	393,211	338,640	1,090,681	1,003,987

Operating Income	487,367	397,570	647,536	543,595
Interest expense	22,723	15,376	65,352	51,834
Interest (income)	(1,472)	(1,065)	(5,158)	(6,679)
Other non-operating (income), net	(731)	(2,412)	(1,034)	(3,380)

Income Before Income Taxes	466,847	385,671	588,376	501,820
Provision for income taxes	100,910	84,876	118,392	103,889

Net Income	$365,937	$300,795	$469,984	$397,931

Net Income Per Common Share—Basic	$1.06	$0.87	$1.36	$1.14

Weighted average number of common shares	342,595	343,191	341,006	346,441

Net Income Per Common Share—Diluted	$1.04	$0.86	$1.35	$1.12

Weighted average number of common and potential common shares	347,122	346,792	345,390	350,025

Dividends Declared Per Common Share	$0.31	$0.23	$0.93	$0.69

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited, in thousands)
Net Income	$365,937	$300,795	$469,984	$397,931
Other Comprehensive Income (Loss), Net of Tax:
Currency translation adjustments	28,944	(143,003)	10,593	(54,589)
Defined benefit pension plans net prior service cost and net actuarial loss	2,854	2,910	6,705	7,976

Net unrealized (losses) gains on derivative instruments:
Unrealized holding gains	3,933	24,521	14,713	1,564
Reclassification adjustment for realized (gains) losses included in net income	(12,573)	8,402	(21,439)	9,166

	(8,640)	32,923	(6,726)	10,730

Other Comprehensive Income (Loss), Net of Tax	23,158	(107,170)	10,572	(35,883)

Comprehensive Income	$389,095	$193,625	$480,556	$362,048

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$469,984	$397,931
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	113,961	110,496
Amortization	12,474	11,005
Deferred income taxes	8,470	(1,746)
Share-based compensation	42,822	33,723
(Decrease) increase from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(541,715)	(561,774)
Inventories	(288,903)	(335,928)
Prepaid expenses and other current assets	(16,264)	25,031
Accounts payable, accrued liabilities, and income taxes payable	106,537	13,628
Other, net	(8,526)	(14,451)

Net cash flows used for operating activities	(101,160)	(322,085)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(74,433)	(75,456)
Purchases of other property, plant, and equipment	(82,117)	(69,294)
Payments for acquisition, net of cash acquired	(684,505)	—
Proceeds from sale of other property, plant, and equipment	844	1,378
Proceeds from foreign currency forward exchange contracts	6,943	24,516

Net cash flows used for investing activities	(833,268)	(118,856)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	154,503	236,811
Payments of short-term borrowings	(8,018)	—
Payment of credit facility renewal costs	—	(6,917)
Payment of long-term borrowings	(50,000)	(240,000)
Share repurchases	(38,902)	(407,443)
Payment of dividends on common stock	(317,021)	(238,620)
Proceeds from exercise of stock options	104,889	87,941
Other, net	766	(18,586)

Net cash flows used for financing activities	(153,783)	(586,814)

Effect of Currency Exchange Rate Changes on Cash	1,193	1,178

Decrease in Cash and Equivalents	(1,087,018)	(1,026,577)
Cash and Equivalents at Beginning of Period	1,369,113	1,281,123

Cash and Equivalents at End of Period	$282,095	$254,546

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

The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”).

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2011 Annual Report on Form 10-K.

2.	Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts of $20.6 million, $23.2 million, and $26.3 million as of September 30, 2012, September 30, 2011, and December 31, 2011, respectively.

3.	Inventories

Inventories include the following:

	September 30, 2012	September 30, 2011	December 31, 2011
	(In thousands)
Raw materials and work in process	$112,555	$100,020	$88,489
Finished goods	683,797	663,950	398,511

	$796,352	$763,970	$487,000

4.	Property, Plant, and Equipment

Property, plant, and equipment, net includes the following:

	September 30, 2012	September 30, 2011	December 31, 2011
	(In thousands)
Land	$26,703	$26,635	$26,616
Buildings	266,653	260,578	262,537
Machinery and equipment	911,985	842,492	851,833
Tools, dies, and molds	663,532	620,857	633,818
Capital leases	23,271	23,271	23,271
Leasehold improvements	205,929	186,209	187,545

	2,098,073	1,960,042	1,985,620
Less: accumulated depreciation	(1,522,785)	(1,444,737)	(1,461,679)

	$575,288	$515,305	$523,941

5.	Goodwill

Goodwill is allocated to various reporting units, which are at the operating segment level, for purposes of evaluating whether goodwill is impaired. As more fully described in Note 20 – Segment Information, on January 1, 2012, Mattel changed its operating segments to align with its new organizational structure, which resulted in changes to its reporting units. The new reporting units are: (i) North America, (ii) International, and (iii) American Girl. Components of the operating segments have been aggregated into a single reporting unit as the components have similar economic characteristics. The similar economic characteristics include the nature of the products, the nature of the production processes, the customers, and the manner in which the products are distributed. Mattel reassigned goodwill to the new reporting units based on a relative fair value approach. Mattel tests its goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount may exceed its fair value. In the third quarter of 2012, Mattel performed the annual impairment tests and determined that goodwill was not impaired since, for each of the reporting units, its fair value substantially exceeded its carrying amount.

The change in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2012 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments. Prior period amounts have been reclassified to conform to the current year presentation.

	December 31, 2011	Acquisition	Impact of Currency Exchange Rate Changes	September 30, 2012
	(In thousands)
North America	$393,905	$146,024	$1,441	$541,370
International	214,612	97,349	4,200	316,161
American Girl	213,622	—	(47)	213,575

Total goodwill	$822,139	$243,373	$5,594	$1,071,106

Acquisition of HIT Entertainment

On February 1, 2012, Mattel acquired Helium Holdings 1A Ltd, a private limited company existing under the laws of Jersey (“HIT Entertainment”), pursuant to the Stock Purchase Agreement dated as of October 23, 2011, between Mattel’s wholly owned subsidiary, Mattel Entertainment Holdings Limited, a private limited company existing under the laws of England and Wales (the “Purchasing Sub”), HIT Entertainment’s parent company, HIT Entertainment Scottish Limited Partnership, a limited partnership existing under the laws of Scotland and majority owned by a consortium of funds led by Apax Partners, LLP and its affiliates (the “Selling Stockholder”) and, with respect to certain provisions thereof, Mattel (the “Purchase Agreement”). Pursuant to the terms set forth in the Purchase Agreement, Mattel indirectly acquired, through the Purchasing Sub, 100% of the issued and outstanding shares of HIT Entertainment from the Selling Stockholder for a total cash consideration of $713.5 million, including payment for acquired cash, subject to customary adjustments. HIT Entertainment owns and licenses a diverse portfolio of pre-school entertainment brands, including Thomas & Friends®.

The total consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values. As a result of the acquisition, Mattel recognized $510.7 million of identifiable intangible assets (primarily related to intellectual property rights), $40.6 million of net liabilities assumed (primarily related to deferred tax liabilities), and $243.4 million of goodwill, which is not deductible for tax purposes. The fair value of the identifiable intangible assets were estimated based on the multi-period excess earnings method, using Level 3 inputs within the fair value hierarchy, which included forecasted future cash flows, long-term revenue growth rates, and the weighted average cost of capital. Goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the business, as well as the complementary strategic fit and the resulting synergies it brings to Mattel’s existing operations. Mattel is in the process of finalizing the valuation of the assets acquired and liabilities assumed. The determination of the final values of assets acquired and liabilities assumed may result in adjustments to the values presented and a corresponding adjustment to goodwill.

During the three and nine months ended September 30, 2012, Mattel recognized approximately $3 million and $14 million of integration costs, respectively. Mattel also recognized approximately $0 and $6 million of transaction costs during the three and nine months ended September 30, 2012, respectively. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	September 30, 2012	September 30, 2011	December 31, 2011
	(In thousands)
Nonamortizable identifiable intangibles	$617,223	$122,223	$122,223
Deferred income taxes	465,662	482,706	473,832
Identifiable intangibles (net of amortization of $61.8 million, $53.8 million, and $55.5 million, respectively)	91,369	84,168	84,486
Other	215,870	201,513	201,310

	$1,390,124	$890,610	$881,851

In connection with the acquisition of HIT Entertainment, as more fully described in Note 5—Goodwill, Mattel recognized $495.0 million of nonamortizable identifiable intangible assets and $15.7 million of amortizable identifiable intangible assets, primarily related to intellectual property rights.

Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value. During the third quarter of 2012, Mattel performed the annual impairment tests and determined that its nonamortizable intangible assets were not impaired. However, for one of Mattel’s nonamortizable intangible assets with a carrying value of approximately $113 million, the fair value did not exceed the carrying value by a significant margin. Future changes in estimates resulting in lower than currently anticipated future cash flows and fair value could negatively affect the valuation, which may result in Mattel recognizing an impairment charge in the future.

Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Amortizable intangible assets were determined to not be impaired during the three and nine months ended September 30, 2012.

7.	Accrued Liabilities

Accrued liabilities include the following:

	September 30, 2012	September 30, 2011	December 31, 2011
	(In thousands)
Advertising and promotion	$138,036	$127,917	$75,508
Royalties	93,623	91,648	85,637
Taxes other than income taxes	87,132	68,800	59,861
Other	406,044	344,934	397,795

	$724,835	$633,299	$618,801

8.	Long-term Debt

Long-term debt includes the following:

	September 30, 2012	September 30, 2011	December 31, 2011
	(In thousands)
Medium-term notes due November 2013	$50,000	$110,000	$100,000
2008 Senior Notes due March 2013	350,000	350,000	350,000
2010 Senior Notes due October 2020 and October 2040	500,000	500,000	500,000
2011 Senior Notes due November 2016 and November 2041	600,000	—	600,000

	1,500,000	960,000	1,550,000
Less: current portion	(350,000)	(60,000)	(50,000)

Total long-term debt	$1,150,000	$900,000	$1,500,000

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

During the third quarter of 2012 and fourth quarter of 2011, Mattel repaid $50.0 million and $10.0 million, respectively, of its Medium-term notes in connection with their scheduled maturities.

9.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	September 30, 2012	September 30, 2011	December 31, 2011
	(In thousands)
Benefit plan liabilities	$263,529	$220,369	$278,354
Noncurrent tax liabilities	192,143	112,538	103,938
Other	145,789	139,644	139,815

	$601,461	$472,551	$522,107

10.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	September 30, 2012	September 30, 2011	December 31, 2011
	(In thousands)
Currency translation adjustments	$(288,270)	$(276,347)	$(298,863)
Defined benefit pension and other postretirement plans, net of tax	(165,693)	(126,338)	(172,398)
Net unrealized gains on derivative instruments, net of tax	17,890	7,603	24,616

	$(436,073)	$(395,082)	$(446,645)

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investment in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. For the nine months ended September 30, 2012, currency translation adjustments resulted in a net gain of $10.6 million, with gains primarily from the strengthening of the Mexican peso and British pound sterling against the US dollar. For the nine months ended September 30, 2011, currency translation adjustments resulted in a net loss of $54.6 million, with losses primarily from the weakening of the Mexican peso, Brazilian real, and British pound sterling against the US dollar.

11.	Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of September 30, 2012, September 30, 2011, and December 31, 2011, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.33 billion, $1.22 billion, and $1.14 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		September 30, 2012	September 30, 2011	December 31, 2011
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$19,403	$17,248	$29,043
Foreign currency forward exchange contracts	Other noncurrent assets	465	8,053	2,853

Total derivatives designated as hedging instruments		$19,868	$25,301	$31,896

Total		$19,868	$25,301	$31,896

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		September 30, 2012	September 30, 2011	December 31, 2011
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$8,528	$1,842	$1,347
Foreign currency forward exchange contracts	Other noncurrent liabilities	394	42	35

Total derivatives designated as hedging instruments		$8,922	$1,884	$1,382

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$2,821	$9,070	$2,930

Total		$11,743	$10,954	$4,312

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended September 30, 2012		For the Three Months Ended September 30, 2011		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$3,933	$12,573	$24,521	$(8,402)	Cost of sales

	For the Nine Months Ended September 30, 2012		For the Nine Months Ended September 30, 2011		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$14,713	$21,439	$1,564	$(9,166)	Cost of sales

The net gains of $12.6 million and $21.4 million reclassified from accumulated OCI to the statements of operations for the three and nine months ended September 30, 2012, respectively, and the net losses of $8.4 million and $9.2 million reclassified from accumulated OCI to the statements of operations for the three and nine months ended September 30, 2011, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$15,796	$(47,310)	Non-operating income/expense
Foreign currency forward exchange contracts	(102)	(1,349)	Cost of sales

Total	$15,694	$(48,659)

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$7,689	$5,260	Non-operating income/expense
Foreign currency forward exchange contracts	(637)	1,387	Cost of sales

Total	$7,052	$6,647

The net gains of $15.7 million and $7.1 million recognized in the statements of operations for the three and nine months ended September 30, 2012, respectively, and the net loss of $48.7 million and net gain of $6.6 million recognized in the statements of operations for the three and nine months ended September 30, 2011, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$19,868	$—	$19,868
Auction rate securities (b)	—	—	13,656	13,656

Total assets	$—	$19,868	$13,656	$33,524

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$11,743	$—	$11,743

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$25,301	$—	$25,301
Auction rate securities (b)	—	—	21,000	21,000

Total assets	$—	$25,301	$21,000	$46,301

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$10,954	$—	$10,954

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$31,896	$—	$31,896
Auction rate securities (b)	—	—	15,630	15,630

Total assets	$—	$31,896	$15,630	$47,526

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$4,312	$—	$4,312

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

(b)	The fair value of the auction rate securities is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, (iii) illiquidity considerations, and (iv) market correlation.

The following table presents information about Mattel’s assets measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2011	$15,630
Net unrealized loss	(1,974)

Balance at September 30, 2012	$13,656

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $1.63 billion (compared to a carrying amount of $1.5 billion) as of September 30, 2012, $1.04 billion (compared to a carrying amount of $960.0 million) as of September 30, 2011, and $1.63 billion (compared to a carrying amount of $1.55 billion) as of December 31, 2011. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands, except per share amounts)
Basic:
Net income	$365,937	$300,795	$469,984	$397,931
Less net income allocable to participating RSUs (a)	(3,301)	(3,029)	(4,517)	(4,484)

Net income available for basic common shares	$362,636	$297,766	$465,467	$393,447

Weighted average common shares outstanding	342,595	343,191	341,006	346,441

Basic net income per common share	$1.06	$0.87	$1.36	$1.14

Diluted:
Net income	$365,937	$300,795	$469,984	$397,931
Less net income allocable to participating RSUs (a)	(3,266)	(3,002)	(4,497)	(4,465)

Net income available for diluted common shares	$362,671	$297,793	$465,487	$393,466

Weighted average common shares outstanding	342,595	343,191	341,006	346,441
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	4,527	3,601	4,384	3,584

Weighted average number of common and potential common shares	347,122	346,792	345,390	350,025

Diluted net income per common share	$1.04	$0.86	$1.35	$1.12

(a)	During the three and nine months ended September 30, 2012 and 2011, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 1.1 million and 1.5 million shares were excluded from the calculation of diluted net income per common share for the three months ended September 30, 2012 and 2011, respectively, because they were antidilutive. Nonqualified stock options and non-participating RSUs totaling 0.4 million and 0.6 million shares were excluded from the calculation of diluted net income per common share for the nine months ended September 30, 2012 and 2011, respectively, because they were antidilutive.

14.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 6 to the Consolidated Financial Statements in its 2011 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Service cost	$3,326	$2,961	$9,827	$9,166
Interest cost	7,501	7,124	22,472	21,777
Expected return on plan assets	(7,837)	(6,807)	(23,361)	(19,409)
Amortization of prior service cost	(398)	427	(377)	1,384
Recognized actuarial loss	5,923	4,233	17,403	11,501
Settlement loss	3,534	—	3,534	—

	$12,049	$7,938	$29,498	$24,419

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Service cost	$21	$15	$59	$55
Interest cost	369	307	1,059	1,182
Recognized actuarial loss (gain)	27	(107)	87	(36)

	$417	$215	$1,205	$1,201

During the nine months ended September 30, 2012, Mattel made cash contributions totaling approximately $50 million and $3 million to its defined benefit pension and postretirement benefit plans, respectively.

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

Compensation expense, included within other selling and administrative expenses, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Stock option compensation expense	$3,701	$3,991	$9,192	$9,198
RSU compensation expense	13,928	9,862	33,630	24,525

	$17,629	$13,853	$42,822	$33,723

As of September 30, 2012, total unrecognized compensation cost related to unvested share-based payments totaled $87.2 million and is expected to be recognized over a weighted-average period of 2.3 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the nine months ended September 30, 2012 and 2011 was $104.9 million and $87.9 million, respectively.

16.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Design and development	$52,070	$44,164	$146,231	$132,415
Identifiable intangible asset amortization	3,081	2,645	8,797	7,195

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

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Operating income	$20,086	$(14,098)	$42,559	$4,961
Other non-operating income, net	1,308	(2,123)	1,713	(1,761)

Net transaction gains (losses)	$21,394	$(16,221)	$44,272	$3,200

18.	Income Taxes

Mattel’s provision for income taxes was $118.4 million and $103.9 million for the nine months ended September 30, 2012 and 2011, respectively. Mattel recognized net discrete tax benefits of $5.5 million and $16.0 million during the three and nine months ended September 30, 2012, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Mattel recognized net discrete tax expenses of $0.4 million and net discrete tax benefits of $6.0 million during the three and nine months ended September 30, 2011, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax laws changes.

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

With regards to the claims against Mattel described below, Mattel intends to defend itself vigorously. Management cannot reasonably determine the scope or amount of possible liabilities that could result from an unfavorable settlement or resolution of these claims, and no reserves for these claims have been established as of September 30, 2012. However, it is possible that an unfavorable resolution of these claims could have a material adverse effect on Mattel’s financial condition and results of operations, and there can be no assurance that Mattel will be able to achieve a favorable settlement or resolution of these claims.

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

Mattel has appealed the judgment and challenges on appeal the entirety of the district court’s monetary award in favor of MGA, including both the award of $170 million in damages for alleged trade secret misappropriation and approximately $140 million in attorney’s fees and costs. The Ninth Circuit Court of Appeals has scheduled Mattel’s appeal for oral argument on December 10, 2012. Mattel does not believe that it is probable that any of the damages awarded to MGA will be sustained based on the evidence presented at trial and, accordingly, a liability has not been accrued for this matter.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Revenues by Segment
North America	$1,190,946	$1,132,124	$2,228,979	$2,221,699
International	973,590	954,007	2,063,776	2,019,171
American Girl	109,204	97,117	264,877	247,643

Gross sales	2,273,740	2,183,248	4,557,632	4,488,513
Sales adjustments	(195,924)	(184,488)	(392,656)	(376,230)

Net sales	$2,077,816	$1,998,760	$4,164,976	$4,112,283

Segment Income
North America	$334,540	$290,706	$503,285	$474,833
International	225,297	182,155	348,731	302,380
American Girl	10,286	6,485	4,936	6,541

	570,123	479,346	856,952	783,754
Corporate and other expense (a)	(82,756)	(81,776)	(209,416)	(240,159)

Operating income	487,367	397,570	647,536	543,595
Interest expense	22,723	15,376	65,352	51,834
Interest (income)	(1,472)	(1,065)	(5,158)	(6,679)
Other non-operating (income), net	(731)	(2,412)	(1,034)	(3,380)

Income before income taxes	$466,847	$385,671	$588,376	$501,820

(a)	Corporate and other expense includes (i) share-based compensation expense of $17.6 million and $42.8 million for the three and nine months ended September 30, 2012, respectively, and $13.9 million and $33.7 million for the three and nine months ended September 30, 2011, respectively, (ii) severance expense of $1.1 million and $9.2 million for the three and nine months ended September 30, 2012, respectively, and $1.9 million and $12.4 million for the three and nine months ended September 30, 2011, respectively, (iii) $7.5 million Gunther-Wahl Productions legal settlement for the nine months ended September 30, 2011, and (iv) legal fees associated with MGA litigation matters.

		September 30, 2012	September 30, 2011	December 31, 2011
		(In thousands)
Assets by Segment
North America		$1,104,314	$1,004,812	$741,603
International		1,323,001	1,203,469	795,257
American Girl		128,681	134,569	90,820

		2,555,996	2,342,850	1,627,680
Corporate and other		69,048	71,698	106,007

Accounts receivable and inventories, net		$2,625,044	$2,414,548	$1,733,687

The table below presents worldwide revenues by brand category:
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Worldwide Revenues
Mattel Girls & Boys Brands	$1,371,130	$1,333,590	$2,775,016	$2,774,449
Fisher-Price Brands	790,416	748,937	1,507,854	1,458,758
American Girl Brands	101,972	87,635	246,681	227,036
Other	10,222	13,086	28,081	28,270

Gross sales	2,273,740	2,183,248	4,557,632	4,488,513
Sales adjustments	(195,924)	(184,488)	(392,656)	(376,230)

Net sales	$2,077,816	$1,998,760	$4,164,976	$4,112,283

21.	New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities, which requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2011-11 will be retroactively effective for Mattel for fiscal years beginning on or after January 1, 2013. Mattel does not expect the adoption of ASU 2011-11 to have a material effect on its operating results or financial position.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair values of its indefinite-lived intangible assets are less than their carrying values as a basis for determining whether it is necessary to perform the two-step impairment test. ASU 2012-02 will be effective for Mattel for fiscal years beginning after September 15, 2012. Mattel does not expect the adoption of ASU 2012-02 to have a material effect on its operating results or financial position.

22.	Subsequent Event

On October 16, 2012, Mattel announced that its Board of Directors declared a fourth quarter dividend of $0.31 per common share. The dividend is payable on December 14, 2012 to stockholders of record on November 28, 2012.

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

Segments and Regions

Effective January 1, 2012, Mattel modified its organizational structure, which resulted in changes to its operating segments. The new operating segments are: (i) North America, which consists of the US and Canada, (ii) International, and (iii) American Girl. The North America and International segments sell products in the Mattel Girls & Boys Brands and Fisher-Price Brands categories, although some are developed and adapted for particular international markets. For additional information on Mattel’s operating segments, see Note 20—Segment Information. The North American Region includes the North America and American Girl segments and the International Region includes the International segment.

Third Quarter 2012 Overview

In the third quarter, Mattel delivered strong financial results with solid sales across its portfolio of brands and countries, despite significant currency headwinds. More specifically:

•	Net sales for the third quarter of 2012 were $2.08 billion, up 4% as compared to 2011, due to higher sales of Mattel’s key brands including Monster High®, Fisher-Price®, and American Girl®.

•

Gross profit as a percentage of net sales increased to 53.7% in the third quarter of 2012 from 47.8% in 2011. The increase in gross profit as a percentage of net sales was driven primarily by favorable changes in currency exchange rates, favorable product mix, including a shift to higher sales of dolls, principally Monster High® and American Girl®, savings from manufacturing efficiency programs and Mattel’s Operational Excellence 2.0 initiatives, and price increases. The increase was partially offset by higher input costs, which were less volatile than in prior years. Additionally, gross profit as a percentage of net sales was positively impacted by the acquisition of HIT Entertainment.

•

Operating income in the third quarter of 2012 was $487.4 million, as compared to $397.6 million in 2011. The increase in operating income was driven primarily by higher gross margins, partially offset by higher other selling and administrative expenses.

•

Mattel’s Operational Excellence 2.0 program resulted in cost savings before severance charges and investments of approximately $20 million (or approximately $17 million of net cost savings). The gross cost savings included approximately $17 million of structural cost savings generated by the program and approximately $3 million of legal cost savings. Mattel expects to slightly exceed its goal of $175 million in sustainable cumulative savings by the end of 2012.

Results of Operations—Third Quarter

Consolidated Results

Net sales for the third quarter of 2012 were $2.08 billion, up 4% as compared to $2.0 billion in 2011, with unfavorable changes in currency exchange rates of 3 percentage points. Net income for the third quarter of 2012 was $365.9 million, or $1.04 per diluted share, as compared to $300.8 million, or $0.86 per diluted share, in 2011. Net income for the third quarter of 2012 was positively impacted by higher operating profit, partially offset by higher interest expense.

The following table provides a summary of Mattel’s consolidated results for the third quarter of 2012 and 2011 (in millions, except percentage and basis point information):

	For the Three Months Ended September 30,				Year/Year Change
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$2,077.8	100.0%	$1,998.8	100.0%	—	—

Gross profit	$1,115.4	53.7%	$956.1	47.8%	17%	590
Advertising and promotion expenses	234.8	11.3	219.9	11.0	7%	30
Other selling and administrative expenses	393.2	18.9	338.6	16.9	16%	200

Operating income	487.4	23.5	397.6	19.9	23%	360
Interest expense	22.7	1.1	15.4	0.8	48%	30
Interest (income)	(1.5)	–0.1	(1.1)	–0.1	38%	—
Other non-operating (income), net	(0.6)		(2.4)

Income before income taxes	$466.8	22.5%	$385.7	19.3%	21%	320

Sales

Net sales for the third quarter of 2012 were $2.08 billion, up 4% as compared to $2.0 billion in 2011, with unfavorable changes in currency exchange rates of 3 percentage points. Gross sales within the North American Region increased 6% in the third quarter of 2012 as compared to 2011, with no impact from changes in currency exchange rates, driven primarily by higher sales of key brands including Monster High®, American Girl®, and Hot Wheels®, partially offset by lower sales of CARS 2® products resulting from the timing of the movie release during 2011. Gross sales within the North American Region accounted for 57% of consolidated gross sales in the third quarter of 2012 and 56% in the third quarter of 2011. Gross sales in the International Region increased 2% in the third quarter of 2012 as compared to 2011, with unfavorable changes in currency exchange rates of 9 percentage points.

Cost of Sales

Cost of sales as a percentage of net sales was 46.3% in the third quarter of 2012, as compared to 52.2% in 2011. Cost of sales decreased by $80.3 million, or 8%, from $1.04 billion in the third quarter of 2011 to $962.4 million in 2012, as compared to a 4% increase in net sales. Within cost of sales, product and other costs decreased by $80.4 million, or 9%, from $864.8 million in the third quarter of 2011 to $784.4 million in 2012; royalty expenses decreased by $1.0 million, or 1%, from $86.0 million in the third quarter of 2011 to $85.0 million in 2012; and freight and logistics expenses increased by $1.1 million, or 1%, from $91.9 million in the third quarter of 2011 to $93.0 million in 2012.

Gross Profit

Gross profit as a percentage of net sales increased to 53.7% in the third quarter of 2012 from 47.8% in 2011. The increase in gross profit as a percentage of net sales was driven primarily by favorable changes in currency exchange rates, favorable product mix, savings from manufacturing efficiency programs and Operational Excellence 2.0 initiatives, and price increases, partially offset by higher input costs. Additionally, gross profit as a percentage of net sales was positively impacted by the acquisition of HIT Entertainment.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, and (iii) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses increased to 11.3% of net sales in the third quarter of 2012, as compared to 11.0% of net sales in 2011, driven primarily by higher non-media spending, partially offset by a benefit from lower advertising rates from HIT Entertainment’s licensing business.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $393.2 million, or 18.9% of net sales, in the third quarter of 2012, as compared to $338.6 million, or 16.9% of net sales, in 2011. Drivers for the increase in other selling and administrative expenses were higher employee-related expenses, including increased incentive compensation and share-based compensation, HIT Entertainment’s ongoing other selling and administrative expenses, and investments in strategic initiatives, including American Girl retail expansion and information technology initiatives. The increase in other selling and administrative expenses was partially offset by favorable changes in currency exchange rates, structural gross cost savings from Operational Excellence 2.0 initiatives of approximately $6 million, and lower MGA legal fees of approximately $3 million.

Non-Operating Items

Interest expense increased from $15.4 million in the third quarter of 2011 to $22.7 million in 2012, driven primarily by higher interest expense associated with the $600.0 million of senior notes issued in November 2011. Interest income increased from $1.1 million in the third quarter of 2011 to $1.5 million in 2012, driven primarily by higher average interest rates, partially offset by lower average cash balances.

Provision for Income Taxes

Mattel’s provision for income taxes was $100.9 million in the third quarter of 2012, as compared to $84.9 million in 2011. Mattel recognized net discrete tax benefits of $5.5 million and net discrete tax expenses of $0.4 million in the third quarter of 2012 and 2011, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

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

North America Segment

Gross sales for the North America segment were $1.19 billion in the third quarter of 2012, an increase of $58.8 million or 5%, as compared to $1.13 billion in 2011, with no impact from changes in currency exchange rates, driven primarily by higher sales of key brands including Monster High® and Hot Wheels®, partially offset by lower sales of CARS 2® products. Gross sales of Mattel Girls & Boys Brands increased 6%, with no impact from changes in currency exchange rates. Gross sales of Barbie® decreased 2%, with an unfavorable change in currency exchange rates of 1 percentage point. Gross sales of Other Girls Brands increased 42%, with no impact from changes in currency exchange rates, driven primarily by higher sales of Monster High® and Disney Princess® products. Gross sales of Wheels products increased 9%, with no impact from changes in currency exchange rates, driven primarily by higher sales of Hot Wheels® products. Gross sales of Entertainment products decreased 12%, with no impact from changes in currency exchange rates, driven primarily by lower sales of CARS 2® products resulting from the timing of the movie release during 2011. Gross sales of Fisher-Price

Brands increased 4%, with no impact from changes in currency exchange rates. Gross sales of Core Fisher-Price® products decreased 1%, with no impact from changes in currency exchange rates. Gross sales of Fisher-Price® Friends products increased 14%, with no impact from changes in currency exchange rates, driven primarily by higher sales of Disney’s Jake and the Never Land Pirates products and the benefit of licensing revenues from the acquisition of HIT Entertainment. Cost of sales decreased 3% in the third quarter of 2012, as compared to a 4% increase in net sales, driven primarily by lower product and other costs and lower royalty expenses, partially offset by higher freight and logistics expenses. Gross margins increased driven primarily by favorable product mix, savings from manufacturing efficiency programs and Operational Excellence 2.0 initiatives, and price increases, partially offset by higher input costs. Additionally, gross margins were positively impacted by the acquisition of HIT Entertainment.

North America segment income increased 15% to $334.5 million in the third quarter of 2012, as compared to $290.7 million in 2011, driven primarily by higher gross margins, partially offset by higher other selling and administrative expenses, mainly due to HIT Entertainment’s ongoing other selling and administrative expenses, higher employee-related expenses, investments in strategic initiatives, and higher advertising and promotion expenses.

International Segment

The following table provides a summary of percentage changes in gross sales for the International segment in the third quarter of 2012 versus 2011:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	2	–9
Europe	3	–7
Latin America	–1	–11
Asia Pacific	10	–3

Gross sales for the International segment were $973.6 million in the third quarter of 2012, up $19.6 million or 2%, as compared to $954.0 million in 2011, with unfavorable changes in currency exchange rates of 9 percentage points. Gross sales of Mattel Girls & Boys Brands were flat, with unfavorable changes in currency exchange rates of 9 percentage points. Gross sales of Barbie® decreased 6%, with unfavorable changes in currency exchange rates of 9 percentage points. Gross sales of Other Girls Brands increased 74%, with unfavorable changes in currency exchange rates of 14 percentage points, driven primarily by higher sales of Monster High® and Disney Princess® products. Gross sales of Wheels products decreased 10%, with unfavorable changes in currency exchange rates of 9 percentage points. Gross sales of Entertainment products decreased 23%, with unfavorable changes in currency exchange rates of 7 percentage points, due to lower sales of CARS 2® products resulting from the timing of the movie release during 2011. Gross sales of Fisher-Price Brands increased 8%, with unfavorable changes in currency exchange rates of 6 percentage points. Gross sales of Core Fisher-Price® products decreased 1%, with unfavorable changes in currency exchange rates of 6 percentage points. Gross sales of Fisher-Price® Friends products increased 36%, with unfavorable changes in currency exchange rates of 8 percentage points, driven primarily by higher sales of Disney’s Jake and the Never Land Pirates products and the benefit of licensing revenues from the acquisition of HIT Entertainment. Cost of sales decreased 9% in the third quarter of 2012, as compared to a 2% increase in net sales, driven primarily by lower product and other costs, lower freight and logistics expenses, and lower royalty expenses. Gross margins increased driven primarily by favorable changes in currency exchange rates, favorable product mix, savings from manufacturing efficiency programs and Operational Excellence 2.0 initiatives, and price increases, partially offset by higher input costs. Additionally, gross margins were positively impacted by the acquisition of HIT Entertainment.

International segment income increased 24% to $225.3 million in the third quarter of 2012, as compared to $182.2 million in 2011, driven primarily by higher gross margins, partially offset by higher advertising and promotion expenses.

American Girl Segment

Gross sales for the American Girl segment were $109.2 million in the third quarter of 2012, up $12.1 million or 12%, as compared to $97.1 million in 2011, with unfavorable changes in currency exchange rates of 2 percentage points. The increase in gross sales was driven primarily by sales of McKenna™, the 2012 Girl of the Year® doll, and the addition of new American Girl® stores in St. Louis, Missouri and Houston, Texas, which opened in April 2012 and September 2012, respectively. Cost of sales increased 15% in the third quarter of 2012, as compared to a 14% increase in net sales, driven primarily by higher product and other costs. Gross margins decreased slightly due to higher input costs.

American Girl segment income increased 59% to $10.3 million in the third quarter of 2012, as compared to $6.5 million in 2011, driven primarily by higher net sales, partially offset by higher other selling and administrative expenses related to investments in strategic initiatives, including retail expansion.

Results of Operations—First Nine Months of 2012

Consolidated Results

Net sales for the first nine months of 2012 were $4.17 billion, up 1%, as compared to $4.11 billion in 2011, with unfavorable changes in currency exchange rates of 3 percentage points. Net income for the first nine months of 2012 was $470.0 million, or $1.35 per diluted share, as compared to $397.9 million, or $1.12 per diluted share, in 2011. Net income for the first nine months of 2012 was positively impacted by higher gross margins, partially offset by higher other selling and administrative expenses, including transaction and integration costs associated with HIT Entertainment of approximately $20 million.

The following table provides a summary of Mattel’s consolidated results for the first nine months of 2012 and 2011 (in millions, except percentage and basis point information):

	For the Nine Months Ended September 30,				Year/Year Change
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$4,165.0	100.0%	$4,112.3	100.0%	1%	—

Gross profit	$2,183.3	52.4%	$1,985.5	48.3%	10%	410
Advertising and promotion expenses	445.0	10.7	437.9	10.6	2%	10
Other selling and administrative expenses	1,090.8	26.2	1,004.0	24.4	9%	180

Operating income	647.5	15.5	543.6	13.2	19%	230
Interest expense	65.4	1.6	51.8	1.3	26%	30
Interest (income)	(5.2)	–0.1	(6.7)	–0.2	–23%	10
Other non-operating (income), net	(1.1)		(3.3)

Income before income taxes	$588.4	14.1%	$501.8	12.2%	17%	190

Sales

Net sales for the first nine months of 2012 were $4.17 billion, up 1%, as compared to $4.11 billion in 2011, with unfavorable changes in currency exchange rates of 3 percentage points. Gross sales within the North American Region increased 1% in the first nine months of 2012, as compared to 2011, with no impact from changes in currency exchange rates, driven primarily by higher sales of key brands including Monster High®, American Girl, and Hot Wheels®, partially offset by lower sales of CARS 2® products. Gross sales within the North American Region accounted for 55% of consolidated gross sales in the first nine months of 2012 and 2011. Gross sales in the International Region increased 2% in the first nine months of 2012, as compared to 2011, with unfavorable changes in currency exchange rates of 8 percentage points.

Cost of Sales

Cost of sales as a percentage of net sales was 47.6% in the first nine months of 2012, as compared to 51.7% in 2011. Cost of sales decreased by $145.1 million, or 7%, from $2.13 billion in the first nine months of 2011 to $1.98 billion in 2012, as compared to a 1% increase in net sales. Within cost of sales, product and other costs decreased by $116.7 million, or 7%, from $1.72 billion in the first nine months of 2011 to $1.61 billion in 2012; royalty expenses decreased by $25.6 million, or 14%, from $189.6 million in the first nine months of 2011 to $164.0 million in 2012; and freight and logistics expenses decreased by $2.8 million, or 1%, from $215.5 million in the first nine months of 2011 to $212.7 million in 2012.

Gross Profit

Gross profit as a percentage of net sales increased to 52.4% in the first nine months of 2012 from 48.3% in 2011. The increase in gross profit as a percentage of net sales was driven primarily favorable changes in currency exchange rates, favorable product mix, including lower sales of royalty-related entertainment properties, savings from manufacturing efficiency programs and Operational Excellence 2.0 initiatives, and price increases, partially offset by higher input costs. Additionally, gross profit as a percentage of net sales was positively impacted by the acquisition of HIT Entertainment.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, and (iii) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses remained relatively flat at 10.7% of net sales in the first nine months of 2012, as compared to 10.6% of net sales in 2011, driven primarily by higher media spending, partially offset by a benefit from lower advertising rates from HIT Entertainment’s licensing business.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.09 billion in the first nine months of 2012, as compared to $1.0 billion in 2011, or 26.2% of net sales in 2012, as compared to 24.4% of net sales in 2011. The increase in other selling and administrative expenses was driven primarily by higher employee-related expenses, including increased incentive compensation and share-based compensation, transaction and integration costs associated with the HIT Entertainment acquisition of approximately $20 million, HIT Entertainment’s ongoing other selling and administrative expenses, and investments in strategic initiatives, including American Girl retail expansion and information technology initiatives. The increase was partially offset by lower MGA legal fees of approximately $37 million as Mattel was in trial in early 2011, structural cost savings from Operational Excellence 2.0 initiatives of approximately $15 million, and the absence of legal settlement costs. Mattel expects to incur a total of approximately $25 million to $30 million of transaction and integration costs associated with the HIT Entertainment acquisition during 2012.

Non-Operating Items

Interest expense increased from $51.8 million in the first nine months of 2011 to $65.4 million in 2012, driven primarily by the issuance of $600.0 million of senior notes in November 2011. Interest income decreased from $6.7 million in the first nine months of 2011 to $5.2 million in the first nine months of 2012, driven primarily by lower average interest rates and lower average cash balances.

Provision for Income Taxes

Mattel’s income tax provision was $118.4 million in the first nine months of 2012, as compared to $103.9 million in the first nine months of 2011. Mattel recognized net discrete tax benefits of $16.0 million and $6.0 million in the nine months of 2012 and 2011, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

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

North America Segment

Gross sales for the North America segment were $2.23 billion in the first nine months of 2012, up $7.3 million, as compared to $2.22 billion in 2011, with no impact from changes in currency exchange rates, driven primarily by higher sales of Monster High®, Disney Princess®, and Hot Wheels® products, partially offset by lower sales of CARS 2® products. Gross sales of Mattel Girls & Boys Brands decreased 1%, with an unfavorable change in currency exchange rates of 1 percentage point. Gross sales of Barbie® decreased 1%, with no impact from changes in currency exchange rates. Gross sales of Other Girls products increased 44%, with no impact from changes in currency exchange rates, driven primarily by higher sales of Monster High® and Disney Princess® products. Gross sales of Wheels products increased 8%, with no impact from changes in currency exchange rates, driven primarily by higher sales of Hot Wheels® products. Gross sales of Entertainment products decreased 27%, with no impact from changes in currency exchange rates, driven primarily by lower sales of CARS 2® products. Gross sales of Fisher-Price Brands increased 1%, with an unfavorable change in currency exchange rates of 1 percentage point. Gross sales of Core Fisher-Price® products decreased 6%, with no impact from changes in currency exchange rates. Gross sales of Fisher-Price® Friends products increased 25%, with no impact from changes in currency exchange rates, driven primarily by the benefit of licensing revenues from the acquisition of HIT Entertainment. Cost of sales decreased 6% in the first nine months of 2012, as compared to flat net sales, driven primarily by lower product and other costs and lower royalty expenses. Gross margins increased driven primarily by favorable product mix, including lower sales of royalty-related entertainment properties, savings from manufacturing efficiency programs and Operational Excellence 2.0 initiatives, and price increases, partially offset by higher input costs. Additionally, gross margins were positively impacted by the acquisition of HIT Entertainment.

North America segment income increased by 6% to $503.3 million in the first nine months of 2012, as compared to $474.8 million in 2011, driven primarily by higher gross margins, partially offset by higher other selling and administrative expenses, primarily due to HIT Entertainment’s ongoing other selling and administrative expenses and higher employee-related expenses.

International Segment

The following table provides a summary of percentage changes in gross sales for the International segment in the first nine months of 2012 versus 2011:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	2	–8
Europe	2	–8
Latin America	—	–11
Asia Pacific	8	–2

Gross sales for the International segment were $2.06 billion in the first nine months of 2012, up $44.6 million or 2%, as compared to $2.02 billion in 2011, with unfavorable changes in currency exchange rates of 8 percentage points. Gross sales of Mattel Girls & Boys Brands were flat, with unfavorable changes in currency exchange rates of 9 percentage points. Gross sales of Barbie® decreased 4%, with unfavorable changes in currency exchange rates of 8 percentage points. Gross sales of Other Girls Brands increased 72%, with unfavorable changes in currency exchange rates of 14 percentage points, driven primarily by higher sales of Monster High® and Disney Princess® products. Gross sales of Wheels products decreased 6%, with unfavorable changes in currency exchange rates of 8 percentage points, driven primarily by lower sales of Hot Wheels® products. Gross sales of Entertainment products decreased 22%, with unfavorable changes in currency exchange rates of 6 percentage points, driven primarily by lower sales of CARS 2® products. Gross sales of Fisher-Price Brands increased 7%, with unfavorable changes in currency exchange rates of 6 percentage points. Gross sales of Core Fisher-Price® products decreased 3%, with unfavorable changes in currency exchange rates of 6 percentage points. Gross sales of Fisher-Price® Friends products increased 41%, with unfavorable changes in currency exchange rates of 8 percentage points, driven primarily by the benefit of licensing revenues from the acquisition of HIT Entertainment and higher sales of Thomas and Friends® products. Cost of sales decreased by 5% in the first nine months of 2012, as compared to a 2% increase in net sales, driven primarily by lower product and other costs and lower royalty expenses. Gross margins increased driven primarily by favorable changes in currency exchange rates, favorable product mix, including lower sales of royalty-related entertainment properties, savings from manufacturing efficiency programs and Operational Excellence 2.0 initiatives, and price increases, partially offset by higher input costs.

International segment income increased 15% to $348.7 million in the first nine months of 2012, as compared to $302.4 million in 2011, driven primarily by higher gross margins, partially offset by higher other selling and administrative expenses, primarily related to higher employee-related costs, HIT Entertainment’s ongoing other selling and administrative expenses, and investments in strategic initiatives, including the opening of a Russian subsidiary.

American Girl Segment

Gross sales for the American Girl segment were $264.9 million in the first nine months of 2012, up $17.3 million or 7%, as compared to $247.6 million in 2011, with an unfavorable change in currency exchange rates of 1 percentage point. The increase in gross sales was driven primarily by sales of McKenna™, the 2012 Girl of the Year® doll, and the expansion of retail locations. Cost of sales increased 10% in the first nine months of 2012, as compared to an 8% increase in net sales, driven primarily by higher product and other costs. Gross margins decreased driven primarily by higher input costs, partially offset by price increases.

American Girl’s segment income decreased 25% to $4.9 million in the first nine months of 2012, as compared to $6.5 million in 2011. The decrease was driven primarily by higher other selling and administrative expenses from retail expansion, partially offset by higher net sales.

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

In the third quarter of 2012, Mattel realized Operational Excellence 2.0 gross cost savings before severance charges and investments of approximately $20 million (or approximately $17 million in net cost savings). The gross cost savings for the third quarter included approximately $17 million of structural cost savings and approximately $3 million of legal cost savings. Of the gross cost savings realized during the third quarter of 2012, approximately $9 million was reflected within other selling and administrative expenses, approximately $7 million within gross profit, and approximately $4 million within advertising and promotion expenses.

In the first nine months of 2012, Mattel realized Operational Excellence 2.0 gross cost savings before severance charges and investments of approximately $79 million (or approximately $67 million in net cost savings). The gross cost savings included approximately $37 million of legal cost savings and $42 million of structural cost savings. Of the gross cost savings realized in the first nine months of 2012, approximately $52 million was reflected in other selling and administrative expenses, approximately $19 million within gross profit, and approximately $8 million within advertising and promotion expenses.

From the commencement of Operational Excellence 2.0 through September 30, 2012, Mattel has realized approximately $173 million of cumulative gross cost savings. Mattel expects to slightly exceed its goal of $175 million in sustainable cumulative savings by the end of 2012.

Income Taxes

Mattel’s provision for income taxes was $118.4 million and $103.9 million for the first nine months of 2012 and 2011, respectively. Mattel recognized net discrete tax benefits of $5.5 million and $16.0 million during the third quarter and first nine months of 2012, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Mattel recognized net discrete tax expenses of $0.4 million and net discrete tax benefits of $6.0 million during the third quarter and first nine months of 2011, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax laws changes.

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

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, access to the commercial paper market, and its $1.4 billion domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. As of September 30, 2012, Mattel had available incremental borrowing resources totaling $1.34 billion under its domestic unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Operating Activities

Cash flows used for operating activities were $101.2 million in the first nine months of 2012, as compared to $322.1 million for the same period in 2011. The decrease in cash flows used for operating activities was primarily due to higher net income and lower working capital usage.

Investing Activities

Cash flows used for investing activities were $833.3 million in the first nine months of 2012, as compared to $118.9 million for the same period in 2011. The increase in cash flows used for investing activities was primarily due to the acquisition of HIT Entertainment and higher purchases of other property, plant, and equipment.

Financing Activities

Cash flows used for financing activities were $153.8 million in the first nine months of 2012, as compared to $586.8 million for the same period in 2011. The decrease in cash flows used for financing activities was primarily due to fewer share repurchases and lower repayments of long-term debt, partially offset by lower proceeds from short-term borrowings and higher dividend payments.

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

Mattel is required to meet financial covenants at the end of each quarter and fiscal year, using the formulae specified in the credit facility agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the nine months ended September 30, 2012. As of September 30, 2012, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit facility agreement, was 1.3 to 1 (compared to a maximum allowed of 3.0 to 1) and Mattel’s interest coverage ratio was 14.8 to 1 (compared to a minimum required of 3.50 to 1).

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

Financial Position

Mattel’s cash and equivalents decreased by $1.09 billion to $282.1 million at September 30, 2012, as compared to $1.37 billion at December 31, 2011. The decrease was driven primarily due to seasonal increases in working capital, the acquisition of HIT Entertainment, dividend payments, purchases of other property, plant, and equipment, and purchases of tools, dies, and molds, partially offset by proceeds from short-term borrowings and proceeds from the exercise of stock options.

Accounts receivable increased by $582.0 million to $1.83 billion at September 30, 2012, as compared to $1.25 billion at December 31, 2011. The increase was driven primarily due to higher sales volume and the timing of cash collections.

Goodwill increased by $249.0 million to $1.07 billion at September 30, 2012, as compared to $822.1 million at December 31, 2011. Other noncurrent assets increased by $508.3 million to $1.39 billion at September 30, 2012, as compared to $881.9 million at December 31, 2011. The increase in goodwill and other noncurrent assets was driven primarily by goodwill and identifiable intangible assets relating to the acquisition of HIT Entertainment.

The current portion of long-term debt increased by $300.0 million to $350.0 million at September 30, 2012, as compared to $50.0 million at December 31, 2011 due to the reclassification of $350.0 million of 2008 Senior Notes to current, partially offset by the repayment of $50.0 million of Medium-term notes.

A summary of Mattel’s capitalization is as follows:

	September 30, 2012		September 30, 2011		December 31, 2011
	(In millions, except percentage information)
Medium-term notes	$50.0	1%	$50.0	2%	$50.0	1%
2008 Senior Notes	—	—	350.0	9	350.0	7
2010 Senior Notes	500.0	11	500.0	13	500.0	11
2011 Senior Notes	600.0	13	—	—	600.0	13

Total noncurrent long-term debt	1,150.0	25	900.0	24	1,500.0	32
Other noncurrent liabilities	601.5	13	472.6	12	522.1	12
Stockholders’ equity	2,903.9	62	2,430.5	64	2,610.6	56

	$4,655.4	100%	$3,803.1	100%	$4,632.7	100%

Mattel’s debt-to-total-capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 33.0% at September 30, 2011 to 36.3% at September 30, 2012 due primarily to higher borrowings. Mattel’s objective is to maintain a year-end debt-to-capital ratio of about 35%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2011, and did not change during the first nine months of 2012.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Revenues by Segment
North America	$1,190,946	$1,132,124	$2,228,979	$2,221,699
International	973,590	954,007	2,063,776	2,019,171
American Girl	109,204	97,117	264,877	247,643

Gross sales	2,273,740	2,183,248	4,557,632	4,488,513
Sales adjustments	(195,924)	(184,488)	(392,656)	(376,230)

Net sales	$2,077,816	$1,998,760	$4,164,976	$4,112,283

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investment in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures were related to its net investment in entities having functional currencies denominated in the Mexican Peso and British pound sterling.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. The scope of Mattel’s assessment of the effectiveness of its disclosure controls and procedures does not include any disclosure controls and procedures of HIT Entertainment, which was acquired on February 1, 2012, that are also part of HIT Entertainment’s internal controls over financial reporting. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Based on this evaluation, Bryan G. Stockton, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

As part of our ongoing integration activities due to our acquisition of HIT Entertainment, we are continuing to incorporate our internal controls and procedures into this recently acquired business and to augment our company-wide controls. During the quarter ended September 30, 2012, Mattel made no other changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Recent Sales of Unregistered Equity Securities

In the third quarter of 2012, Mattel did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock in the third quarter of 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1—31
Repurchase program (1)	79,950	$30.99	79,950	$402,760,300
Employee transactions (2)	225,442	35.12	N/A	N/A
August 1—31
Repurchase program (1)	—	—	—	402,760,300
Employee transactions (2)	207,633	34.57	N/A	N/A
September 1—30
Repurchase program (1)	58,848	34.85	58,848	400,709,327
Employee transactions (2)	2,175	35.36	N/A	N/A

Total
Repurchase program (1)	138,798	$32.63	138,798	$400,709,327
Employee transactions (2)	435,250	34.86	N/A	N/A

(1)	Mattel announced its share repurchase program in July 2003. Repurchases will take place from time to time, depending on market conditions. In October 2011, Mattel’s Board of Directors authorized a $500.0 million increase to Mattel’s repurchase program. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of shares for employee tax withholding obligations that occur upon vesting of restricted stock units.

N/A–Not applicable

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated October 24, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated October 24, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated October 24, 2012 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ H. Scott Topham
H. Scott Topham Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date October 24, 2012