Form 10-K
period 2012-12-31
MATTEL INC /DE/
filed 2013-02-26
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $11,057,329,096 based upon the closing market price as of the close of business June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 15, 2013:

344,512,278 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Mattel, Inc. 2013 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

MATTEL, INC. AND SUBSIDIARIES

PART I

Item 1. Business.

Mattel, Inc. (“Mattel”) designs, manufactures, and markets a broad variety of toy products worldwide which are sold to its customers and directly to consumers. Mattel’s vision is “creating the future of play.” Mattel’s objectives are to grow its share in the marketplace, continue to improve its operating margins, and create long-term stockholder value. To achieve these objectives, management has established the following strategies:

The first strategy is to deliver consistent growth by continuing the momentum in its core brands, optimizing entertainment partnerships, building new franchises, and working to expand and leverage its international footprint.

The second strategy is to optimize operating margins through sustaining gross margins within the low-to-mid 50% range in the near-term and above 50% in the long-term, and delivering on cost savings initiatives.

The third strategy is to generate significant cash flow and continue its disciplined, opportunistic, and value-enhancing deployment.

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie”), Polly Pocket®, Little Mommy®, Disney Classics®, and Monster High® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS®, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, and Batman®, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and Imaginext® (collectively “Core Fisher-Price”), Dora the Explorer®, Go Diego Go!®, Thomas & Friends®, Mickey Mouse® Clubhouse, Disney’s Jake and the Never Land Pirates®, and See ‘N Say® (collectively “Fisher-Price Friends”), and Power Wheels®.

American Girl Brands—including My American Girl®, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

Mattel was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Blvd., El Segundo, California 90245-5012, telephone number (310) 252-2000.

Business Segments

“Mattel” refers to Mattel, Inc. and its subsidiaries as a whole, unless the context requires otherwise. This narrative discussion applies to all segments except where otherwise stated. Mattel’s operating segments are separately managed business units. Prior to 2012, Mattel’s operating segments were divided on a geographic basis between domestic and international. The domestic segment was further divided into Mattel Girls & Boys Brands US, Fisher-Price Brands US, and American Girl Brands. Effective January 1, 2012, Mattel modified its organizational structure into North America, International, and American Girl divisions. This reorganization was implemented in order to simplify the organization and to move decision-making for the North America business closer to its retail customers and its toy consumers. Prior to the reorganization, the functions of the US operations were divided between the Mattel Girls & Boys Brands US and Fisher-Price Brands US operating segments. Both of these segments had distinct and separate reporting structures. The reorganization consolidated functions within the US into a single reporting structure that is no longer structured around brands, including the US sales, customer marketing, customer forecasting, customer service, and finance teams. The new structure is primarily organized based on customer-focused teams that are designated to specific retail customers. As a result, the reorganization changed the way the US business is being operated and combined the US business with Canada under one leadership team, to form the North America division. As part of the reorganization, new executive positions were created and prior executive positions within the US operations were eliminated or restructured to align to the North America division. Mattel’s strategic goals and internal reporting of financial information have also been changed consistent with this reorganization into the North America division.

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

For additional information on Mattel’s segment reporting, including revenues and segment income, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Business Segment Results” and Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.” For additional information regarding segment assets and geographic areas, see Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.” The prior period operating segment amounts have been reclassified to conform to the current year presentation.

For a discussion of the risks inherent in the foreign operations of Mattel, which affect each segment, see Item 1A “Risk Factors.”

North America Segment

The North America segment markets and sells toys in the US and Canada through the Mattel Girls & Boys Brands and Fisher-Price Brands categories.

In the Mattel Girls & Boys Brands category, Barbie includes brands such as Barbie fashion dolls and accessories, and Polly Pocket, Little Mommy, Disney Classics, and Monster High are included within Other Girls Brands. Wheels includes Hot Wheels, Matchbox, and Tyco R/C vehicles and play sets. Entertainment includes CARS, Radica, Toy Story, Max Steel, WWE Wrestling, Batman, and Superman®, as well as games and puzzles.

In 2013, Barbie will be inviting girls to experience her world like never before. With a spotlight on Barbie’s Dreamhouse, the global campaign will be supported by extensive product introductions, a live large-as-life exhibit, TV, events, and a digital experience for both girls and brand fans at dreamhouse.barbie.com. In 2013, new products will be featured to support three full-length animated launches, Barbie in The Pink Shoes™ in spring 2013, Barbie Mariposa and The Fairy Princess™ in fall 2013, and Barbie & Her Sisters in A Pony Tale in winter 2013. In addition, Barbie will continue to release new webisodes of Barbie Life in the Dreamhouse™. Monster High will have new characters and products, as well as televised entertainment and webisodes throughout 2013. In addition, a Monster High Double Feature DVD will be released featuring the TV specials Why Do Ghouls Fall in Love? and Friday Night Frights in spring 2013, as well as the 13 Wishes DVD in fall 2013. Disney Princess® will have two tent pole events to support growth for 2013. In fall 2013, new products will be featured to support the release of Disney Princess The Little Mermaid DVD, as well as the theatrical release of the feature film, Disney Princess Frozen™. In addition, a broad range of dolls, fashions, and accessories will be released to support the new Disney Channel animated television series Sofia the First™, which premiered in January 2013.

In 2013, Hot Wheels will continue to drive its business with an overarching brand campaign around the world’s best driver. Hot Wheels will introduce new product lines such as SpinShotz, which is a new way to play with Hot Wheels, and the Car Maker. SpinShotz allows children to make and customize their own Hot Wheels vehicles. Matchbox will launch a brand campaign around Matchbox’s 60th anniversary, as well as expand product offerings around the Big Boots line of vehicles and figures. The Entertainment business will include new innovative products based on the DC Comics® Superman® feature film, Man of Steel ®, DreamWorks’ feature film Turbo, and Disney’s film Planes. New product extensions of Disney/Pixar’s Toy Story® include Toy Story Zing ‘Ems™ and four-inch figures. WWE Wrestling will extend its product line with Power Slammers™ Figures. In 2013, new products will be featured to support an all new animated Max Steel TV series, which launches in spring 2013. For games and puzzles, Mattel will continue offering products of its existing UNO®, Phase 10®, Skip Bo®, and Apples to Apples® games, as well as children games based on Angry Birds™. Radica will expand the Girl Tech® line with new innovative offerings.

The Fisher-Price Brands category includes Fisher-Price, Little People, BabyGear, Imaginext, Dora the Explorer, Bubble Guppies®, Thomas & Friends, Mike The Knight®, Octonauts®, Mickey Mouse Clubhouse, Disney’s Jake and the Never Land Pirates, and Power Wheels.

In 2013, Fisher-Price will continue its Joy of Learning advertising campaign. The campaign will be supported by innovative product introductions beginning with the entry of BabyGear to the toddler feeding category. New Fisher-Price microsites will be launched in 2013, and will feature popular apps, webisodes, and games supporting the infant Laugh & Learn® line, as well as parenting articles, and consumer-generated content. In the preschool category, the Little People brand will be refreshed and will offer various new products, including the Disney Princess Klip Klop Stable. Imaginext will continue to encourage imagination, language, and social skills with the Rescue City Center and DC Comics Super Friends® Batcave®. New character-based toys inspired by children’s programming will include the Jake and the Never Land Pirates Magical Tiki Hideout, Mickey Mouse Clubhouse Cheerin’ Minnie, Bubble Guppies Swim-sational School, Octonauts Octopod® Playset, and Dora the Explorer Spin & Skate Dora & Boots. In addition, the Mike the Knight toy line will be launched on a global basis in fall 2013. The Thomas & Friends feature DVD, King of the Railway, will be released during 2013 and the Thomas & Friends brand will be supported with various product lines, including the new Thomas & Friends wood line.

International Segment

Products marketed by the International segment are generally the same as those developed and marketed by the North America segment, although some are developed or adapted for particular international markets. Mattel’s products are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence.

Mattel’s International segment revenue represented 44% of worldwide consolidated gross sales in 2012. Within the International segment, Mattel operates in three regional groups that generated the following gross sales during 2012:

	Amount	Percentage of International Gross Sales
	(In millions, except percentage information)
Europe	$1,685.3	54%
Latin America	1,008.2	32%
Asia Pacific	432.6	14%

	$3,126.1	100%

No individual country within the International segment exceeded 6% of worldwide consolidated gross sales during 2012.

The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of Mattel’s international operations. Mattel enters into foreign currency forward exchange contracts, primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies, to limit the effect of exchange rate fluctuations on its results of operations and cash flows. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Derivative Instruments.” For financial information by geographic area, see Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.”

American Girl Segment

The American Girl segment is a direct marketer, children’s publisher, and retailer best known for its flagship line of historical dolls, books, and accessories, as well as the My American Girl and Bitty Baby brands. American Girl also publishes best-selling Advice & Activity books and the award-winning American Girl magazine. In January 2013, American Girl introduced Saige™, the 2013 Girl of the Year® doll. American Girl products are sold primarily in the US.

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

Mattel’s principal manufacturing facilities are located in China, Indonesia, Malaysia, Mexico, and Thailand. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies, and other risks, Mattel produces its products in multiple facilities across multiple countries. Mattel believes that the existing production capacity at its own and its third-party manufacturers’ facilities is sufficient to handle expected volume in the foreseeable future. See Item 1A “Risk Factors.”

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

Competition and Industry Background

Competition in the manufacture, marketing, and sale of toys is based primarily on quality, play value, and price. Mattel offers a diverse range of products for children of all ages and families that include, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. The North America segment competes with several large toy companies, including Bandai, Hasbro, Jakks Pacific, Leap Frog, Lego, MGA Entertainment, Spin Master, Tomy, and VTech, many smaller toy companies, and several manufacturers of video games and consumer electronics. The International segment competes with global toy companies including Bandai, Hasbro, Lego, MGA Entertainment, Playmobil, Tomy, and VTech, other national and regional toy companies, and manufacturers of video games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area but do not compete with Mattel or other international toy companies worldwide. The American Girl segment competes with companies that manufacture girls’ toys and with children’s book publishers and retailers.

Competition among the above companies is intensifying due to recent trends towards shorter life cycles for individual toy products and an increasing use of high technology in toys. In addition, as a result of the phenomenon of “children getting older younger” resulting from children outgrowing toys at younger ages, Mattel competes with companies that sell products outside the toy aisle, such as electronic consumer products and video games. Competition is increased further by the fact that a small number of retailers account for a large portion of all toy sales, allocate the shelf space from which toys are viewed, and have direct contact with parents and children through in-store purchases, coupons, and print advertisements. Such retailers can and do promote their own private-label toys, facilitate the sale of competitors’ toys, and allocate shelf space to one type of toy over another. Competition is also intensifying due to the availability of online-only distributors, like Amazon.com, which are able to promote a wide variety of toys and represent a wide variety of toy manufacturers, and with limited overhead, do so at a lower cost.

Seasonality

Mattel’s business is highly seasonal, with consumers making a large percentage of all toy purchases during the traditional holiday season. A significant portion of Mattel’s customers’ purchasing occurs in the third and fourth quarters of Mattel’s fiscal year in anticipation of holiday buying. These seasonal purchasing patterns and requisite production lead times create risk to Mattel’s business associated with the underproduction of popular toys and the overproduction of less popular toys that do not match consumer demand. Retailers have also been attempting to manage their inventories more tightly in recent years, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase the risk that Mattel may not be able to meet demand for certain products at peak demand times or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. Additionally, as retailers manage their inventories, Mattel experiences cyclical ordering patterns for products and product lines that may cause its sales to vary significantly from period to period.

In anticipation of retail sales in the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of its fiscal year. Seasonal shipping patterns result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements. See Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

Product Design and Development

Through its product design and development group, Mattel regularly refreshes, redesigns, and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue these activities effectively. See Item 1A “Risk Factors.” Product design and development activities are principally conducted by a group of professional designers and engineers employed by Mattel. During 2012, 2011, and 2010, Mattel incurred expenses of $195.1 million, $179.0 million, and $173.9 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Supplemental Financial Information.”

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

During 2012, 2011, and 2010, Mattel incurred expenses of $717.8 million (11.2% of net sales), $699.2 million (11.2% of net sales), and $647.3 million (11.1% of net sales), respectively, for advertising and promotion.

Sales

Mattel’s products are sold throughout the world. Products within the North America segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers. Mattel also operates several small retail outlets, generally near or at its corporate headquarters and distribution centers as a service to its employees and as an outlet for its products. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America and Europe that serve as outlets for its products. American Girl products are sold directly to consumers, and its children’s publications are also sold to certain retailers. Mattel has fourteen American Girl retail stores: American Girl Place in Chicago, Illinois, Los Angeles, California, and New York, New York, and American Girl stores in Alpharetta, Georgia, Bloomington, Minnesota, Chesterfield, Missouri, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Natick, Massachusetts, and Overland Park, Kansas, each of which features children’s products from the American Girl segment. American Girl also has a retail outlet in Oshkosh, Wisconsin that serves as an outlet for its products. Additionally, Mattel sells certain of its products online through its website.

During 2012, Mattel’s three largest customers (Wal-Mart at $1.2 billion, Toys “R” Us at $0.7 billion, and Target at $0.5 billion) accounted for approximately 37% of worldwide consolidated net sales. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US, none of which exceed 10% of net sales. The customers and the degree of concentration vary depending upon the region or nation. See Item 1A “Risk Factors” and Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.”

Licenses and Distribution Agreements

Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.

Mattel has entered into agreements to license entertainment properties from, among others, Disney Enterprises, Inc. (including ©Disney characters such as Mickey Mouse, Disney Princess, Jake and the Never Land Pirates, CARS and Toy Story from Pixar, Winnie the Pooh®, and certain Disney films and television properties), Viacom International, Inc. relating to its Nickelodeon® properties (including Dora the Explorer and Go Diego Go!), Warner Bros. Consumer Products (including Batman, Superman, Justice League®, and Green Lantern®), Sesame Workshop® through December 31, 2010 (relating to its Sesame Street® properties including Elmo), and WWE Wrestling.

Royalty expense for 2012, 2011, and 2010 was $240.2 million, $262.4 million, and $245.9 million, respectively. See “Commitments” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies.”

Mattel also licenses a number of its trademarks and other property rights to others for use in connection with the sale of their products. Mattel distributes some third-party finished products that are independently designed and manufactured.

Trademarks, Copyrights and Patents

Most of Mattel’s products are sold under trademarks, trade names, and copyrights, and a number of these products incorporate patented devices or designs. Trademarks, copyrights, and patents are significant assets of Mattel in that they provide product recognition and acceptance worldwide.

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

Commitments

In the normal course of business, Mattel enters into contractual arrangements for future purchases of goods and services to ensure availability and timely delivery and to obtain and protect Mattel’s right to create and market certain products. Certain of these commitments routinely contain provisions for guarantees or minimum expenditures during the term of the contracts. Current and future commitments for guaranteed payments reflect Mattel’s focus on expanding its product lines through alliances with businesses in other industries. Additionally, Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business.

Purchase and service agreements with terms extending through 2016 contain future minimum payments totaling approximately $394 million. Licensing and similar agreements with terms extending through 2017 and beyond contain provisions for future guaranteed minimum payments totaling approximately $203 million. Operating lease commitments with terms extending through 2017 and beyond contain future minimum obligations totaling approximately $510 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments” and Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies.”

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

For additional information regarding foreign currency contracts, see “International Segment” above, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Derivative Instruments.”

Seasonal Financing

See Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

Government Regulations and Environmental Quality

Mattel’s products sold in the US are subject to the provisions of the Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008, the Federal Hazardous Substances Act, and the Consumer Product Safety Improvement Act of 2008, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug, and Cosmetics Act and the regulations promulgated pursuant to such statutes. These statutes and the related regulations ban from the market consumer products that fail to comply with applicable product safety laws, regulations, and standards. The Consumer Product Safety Commission may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. Similar laws exist in some US states.

Mattel’s products sold worldwide are subject to the provision of similar laws and regulations in many jurisdictions, including the European Union and Canada.

Mattel maintains a quality control program to help ensure compliance with applicable product safety requirements. Nonetheless, Mattel has experienced, and may in the future experience, issues in products that result in recalls, withdrawals, or replacements of products. A product recall could have a material adverse effect on Mattel’s results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively affect Mattel’s reputation and the sales of other Mattel products. See Item 1A “Risk Factors.”

Mattel’s advertising is subject to the Federal Trade Commission Act, The Children’s Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission, and the Federal Communications Commission, as well as laws of certain countries that regulate advertising and advertising to children. In addition, Mattel’s online and other digital communications activity are or may be subject to US and foreign privacy-related regulations, including the US Children’s Online Privacy Protection Act of 1998 and the EU Data Protection Directive (Directive 95/46/EC) and related national regulations. Mattel believes that it is in substantial compliance with these laws and regulations.

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

Employees

The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 2012, Mattel’s total number of employees was approximately 28,000.

Executive Officers of the Registrant

The current executive officers of Mattel, all of whom are appointed annually by and serve at the pleasure of the Board of Directors, are as follows:

Name	Age	Position	Executive Officer Since
Bryan G. Stockton	59	Chairman of the Board and Chief Executive Officer	2000
David Allmark	49	Executive Vice President Global Brands Team – Fisher-Price	2011
Thomas A. Debrowski	62	Executive Vice President, Worldwide Operations	2000
Kevin M. Farr	55	Chief Financial Officer	1996
Alan Kaye	59	Executive Vice President, Chief Human Resources Officer	2000
Timothy J. Kilpin	52	Executive Vice President Global Brands Team – Boys & Girls	2011
Lisa A. Klein	52	Senior Vice President, Corporate Responsibility	2012
Geoff M. Massingberd	55	Executive Vice President, International	2007
Jean A. McKenzie	53	Executive Vice President of Mattel and President, American Girl	2013
Robert Normile	53	Executive Vice President, Chief Legal Officer and Secretary	1999
Jean-Christophe Pean	48	Executive Vice President, North America	2012
Mandana Sadigh	53	Senior Vice President and Corporate Treasurer	2010
H. Scott Topham	52	Senior Vice President and Corporate Controller	2004

Mr. Stockton has been Chairman of the Board since January 2013 and also served as our Chief Executive Officer and a director since January 2012. He served as Chief Operating Officer from January 2011 through December 2011, as President, International from November 2007 to January 2011, as Executive Vice President, International from February 2003 to November 2007 and as Executive Vice President, Business Planning and Development from November 2000 until February 2003. From April 1998 until November 2000, he was President and Chief Executive Officer of Basic Vegetable Products, the largest manufacturer of vegetable ingredients in the world. For more than 20 years prior to that, he was employed by Kraft Foods, Inc., the largest packaged food company in North America, and was President of Kraft North American Food Service from August 1996 to March 1998.

Mr. Allmark has been Executive Vice President Global Brands Team – Fisher-Price since February 2011. From January 2008 to February 2011, he served as Senior Vice President and General Manager of Mattel’s United Kingdom, Canada, and Eastern European markets and, from October 2005 to December 2007, as Senior Vice President and General Manager of Fisher-Price Friends. Mr. Allmark served as a Vice President in Mattel’s International group from August 2001 to October 2005 and as Marketing Director of Mattel’s UK group from January 1999 to July 2001. From May 1995, he served as Director of UK Sales and Marketing of Bluebird Toys P.L.C., which was acquired by Mattel in 1998, and prior to that he spent 12 years working in sales and marketing for various companies in the toy industry.

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

Mr. Kilpin has been Executive Vice President, Global Brands Team – Boys & Girls since February 2011. From February 2010 to February 2011, he served as General Manager and Senior Vice President, Mattel Brands El Segundo. Mr. Kilpin served as General Manager and Senior Vice President for the Girls, Boys and Games groups from November 2008 to February 2010 and for the Boys group from October 2005 to November 2008. Prior to rejoining Mattel as a Senior Vice President, Marketing in 2003, Mr. Kilpin was Executive Vice President of Studio Franchise Management at The Walt Disney Company. Mr. Kilpin first joined Mattel in August 1984 and until October 1999, held various marketing positions, culminating as Executive Vice President and General Manager of the then Character Brands business unit.

Ms. Klein has been Senior Vice President of Corporate Responsibility since August 2011. Prior to joining Mattel, she served as Executive Vice President Health Care and Asia from September 2009 to April 2011 and Executive Vice President Corporate Strategy and Business Integration from May 2009 to August 2009 for Syncreon, a major global logistics provider. From April 2008 to February 2009, she served as Corporate Director Asia Operations and Global Remanufacturing for Edwards, a leading company in the semiconductor industry. Prior to that, Ms. Klein spent 23 years with Ford Motor Company in executive positions in Procurement, Manufacturing and Product Development.

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

Ms. McKenzie has been President of American Girl since January 2013 and also served as Executive Vice President of Mattel since September 2012. Prior to re-joining Mattel in 2011 as Senior Vice President-Marketing, she was Senior Vice President for The Walt Disney Company from 2007 to 2010, and President and Chief Executive Officer of Gateway Learning Corporation from 1999 to 2005. From 1989 to 1998, Ms. McKenzie served in various executive positions at Mattel working on the Barbie brand, most recently as Executive Vice President and General Manager of Worldwide Barbie.

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

Ms. Sadigh has been Senior Vice President and Corporate Treasurer since November 2010. She served as Senior Vice President, Mattel Brands Finance and Strategy from October 2005 to November 2010. From January 2001 to October 2005, she served as Senior Vice President in various leadership roles, including Corporate Strategic Planning, Sales Strategy, and International Finance. From December 1999 until January 2001, she served as Vice President and Assistant Controller. From August 1991 to December 1999, she served in various Corporate Finance positions. Prior to joining Mattel, Ms. Sadigh spent eight years in the banking industry.

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

A small number of customers account for a large share of Mattel’s net sales. In 2012, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 37% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 47% of net sales. While the concentration of Mattel’s business with a relatively small number of customers may provide certain benefits to Mattel, such as potentially more efficient product distribution and decreased costs of sales and distribution, this concentration may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results.

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

Cost increases, whether resulting from rising costs of materials, transportation, services, labor or compliance with existing or future regulatory requirements could impact the profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions, and other factors, there can be no assurance that Mattel will be able to offset any of these increased costs by adjusting the prices of its products. Increases in prices of Mattel’s products may not be sustainable and could result in lower sales. Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including shortages of raw materials and components. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurance that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or in the delivery of finished products, whether resulting from more stringent regulatory requirements, disruptions in transportation, port delays, labor strikes, lockouts, an outbreak of a severe public health pandemic, the occurrence or threat of wars or other conflicts, or otherwise, or a significant increase in the price of one or more supplies, such as fuel or resin (which is an oil-based product used in plastics), could negatively impact Mattel’s financial results.

Significant changes in currency exchange rates or the ability to transfer capital across borders could have a significant adverse effect on Mattel’s business and results of operations.

Mattel operates facilities and sells products in numerous countries outside the United States. During 2012, Mattel’s net sales to international customers comprised 46% of Mattel’s total consolidated net sales. Management expects that sales to international customers will continue to account for a significant portion of Mattel’s sales. Furthermore, Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Highly inflationary economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel’s profitability. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in US Dollars, and partially hedging this exposure using foreign currency forward exchange contracts. These contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan and Venezuelan bolivar fuerte, could have a significant adverse effect on Mattel’s business and results of operations.

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

Unfavorable resolution of or adverse developments in legal proceedings, other investigations, or regulatory matters could have a significant adverse effect on Mattel’s financial condition.

Mattel is, from time to time, involved in litigation or other disputes, investigations, and regulatory matters. An unfavorable resolution of these matters could have a significant adverse effect on Mattel’s financial condition and its operations. Regardless of their outcome, these matters may result in substantial costs and expenses, significantly divert the attention of management, or interrupt Mattel’s normal business operations. There can be no assurance that Mattel will be able to prevail in, or achieve a favorable settlement of, any of these matters.

Mattel is subject to various laws and government regulations in numerous jurisdictions, violation of which could subject it to sanctions. In addition, changes in such laws or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact Mattel’s financial condition and results of operations.

Mattel operates in a highly regulated environment in the US and international markets. US federal, state, and local governmental entities, and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products. These regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), product safety and other safety standards, trade restrictions, duties and tariffs, and regulations regarding currency and financial matters, anticorruption standards (such as the US Foreign Corrupt Practices Act), environmental matters, advertising directed toward children, product content, and privacy and data protection, as well as other administrative and regulatory restrictions. While Mattel takes all the steps it believes are necessary to comply with these laws and regulations, there can be no assurance that Mattel will be in compliance in the future. Failure to comply could result in monetary liabilities and other sanctions which could have a negative impact on Mattel’s business, financial condition and results of operations.

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

In recent years, consumer goods companies, including those in the toy business, generally have experienced the phenomenon of retail customers developing their own private-label products that directly compete with the products of traditional manufacturers. Some retail chains that are customers of Mattel sell private-label toys designed, manufactured and branded by the retailers themselves. These toys may be sold at prices lower than comparable toys sold by Mattel and may result in lower purchases of Mattel-branded products by these retailers. In some cases, retailers who sell these private-label toys are larger than Mattel and may have substantially more resources than Mattel.

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

Mattel relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security breach of that technology could have a material adverse impact on its business.

Mattel relies extensively on information technology systems across its operations, including for management of its supply chain, sale and delivery of its products, reporting its results of operations, collection and storage of personal data of customers, employees and other stakeholders, and various other processes and transactions. Many of these systems are managed by third-party service providers. Mattel’s ability to effectively manage its business and coordinate the production, distribution, and sale of its products depends significantly on the reliability and capacity of these systems and third-party service providers. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales, reduced efficiency of its operations and reputational harm which could adversely affect its business, and it could incur significant losses and remediation costs.

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

If Mattel’s nonamortizable intangible assets or goodwill becomes impaired, Mattel’s results of operations could be adversely affected.

Mattel tests its nonamortizable intangible assets, including trademarks and trade names, and goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. The impairment test for nonamortizable intangible assets is performed by comparing the estimated fair values of the assets with their carrying values. Future changes in estimates used to determine the fair values may impact the fair value of Mattel’s intangible assets, which could results in a write-down, negatively impacting its results of operations. For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are at the operating segment level. Declines in profitability of Mattel’s reporting units may impact the fair value of its reporting units, which could result in a write-down of its goodwill, negatively impacting its results of operations.

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

Mattel owns its corporate headquarters in El Segundo, California, consisting of approximately 335,000 square feet, and an adjacent office building consisting of approximately 55,000 square feet. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel also owns facilities in East Aurora, New York, consisting of approximately 535,000 square feet, which is used by the North America segment and for corporate support functions. American Girl owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 180,000 square feet, a warehouse in Middleton, consisting of approximately 215,000 square feet, and distribution facilities in Middleton, DeForest, and Wilmot, Wisconsin, consisting of a total of approximately 948,000 square feet, all of which are used by the American Girl segment. Mattel also owns its principal manufacturing facilities located in Indonesia, Malaysia, Mexico, and Thailand.

Mattel maintains leased sales offices in Arkansas, California, Illinois, Minnesota, New York, and Texas, and leased warehouse and distribution facilities in California, New Jersey, and Texas, all of which are used by the North America segment. Mattel has leased retail and related office space in Chicago, Illinois, New York, New York, and Los Angeles, California for its American Girl Place stores, Alpharetta, Georgia, Bloomington, Minnesota, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Natick, Massachusetts, Overland Park, Kansas, and Palo Alto, California for its American Girl stores, leased retail space in Oshkosh, Wisconsin, which are used by the American Girl segment, and Pomona, California, which is used by the North America Segment. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Colombia, Costa Rica, Czech Republic, Denmark, France, Germany, Greece, Hong Kong, Hungary, India, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Portugal, Puerto Rico, Russia, South Korea, Spain, Switzerland, Taiwan, Turkey, the United Kingdom, and Venezuela, which are leased (with the exception of office and warehouse space in Chile and certain warehouse space in France that is owned by Mattel) and used by the International segment. Mattel also has office space and principal manufacturing facilities in China.

For leases that are scheduled to expire during the next twelve months, Mattel may negotiate new lease agreements, renew existing lease agreements, or utilize alternate facilities. See Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies.” Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.

Item 3.	Legal Proceedings.

See Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation.”

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

For information regarding the markets in which Mattel’s common stock, par value $1.00 per share, is traded, see the cover page hereof. For information regarding the high and low closing prices of Mattel’s common stock for the last two calendar years, see Item 8 “Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Quarterly Financial Information (Unaudited).”

Holders of Record

As of February 15, 2013, Mattel had approximately 32,000 holders of record of its common stock.

Dividends

During 2012, 2011, and 2010, Mattel paid total dividends per share of $1.24, $0.92, and $0.83, respectively, to holders of its common stock. During 2012 and 2011, the Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. During 2010, the Board of Directors declared an annual dividend in November, and Mattel paid the dividend in December. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Recent Sales of Unregistered Securities

During the fourth quarter of 2012, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

During 2012, Mattel repurchased 2.3 million shares of its common stock at a cost of $77.9 million. During 2011, Mattel repurchased 20.4 million shares of its common stock at a cost of $536.3 million. During 2010, Mattel repurchased 18.6 million shares of its common stock at a cost of $446.7 million. During 2011 and 2010, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2012, share repurchase authorizations of $349.4 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

This table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31
Repurchase program (1)	—	$—	—	$400,709,327
Employee transactions (2)	1,301	35.52	N/A	N/A
November 1 – 30
Repurchase program (1)	544,402	35.88	544,402	381,174,791
Employee transactions (2)	1,495	36.62	N/A	N/A
December 1 – 31
Repurchase program (1)	879,904	36.16	879,904	349,356,528
Employee transactions (2)	1,685	36.62	N/A	N/A

Total
Repurchase program (1)	1,424,306	$36.05	1,424,306	$349,356,528
Employee transactions (2)	4,481	36.30	N/A	N/A

(1)	Mattel announced its share repurchase program in July 2003. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

(2)	Includes the sale of restricted shares for employee tax withholding obligations that occur upon vesting.

N/A	Not applicable.

Performance Graph

The following graph compares the performance of Mattel common stock with that of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2007 and reinvestment of dividends.

Comparison of Five Year Cumulative Total Return

Mattel, Inc., S&P 500, and S&P 500 Consumer Discretionary Index

Cumulative Total Return	2008	2009	2010	2011	2012
Mattel, Inc.	$87.97	$113.98	$149.81	$168.95	$230.42
S&P 500	63.45	79.90	91.74	93.67	108.55
S&P 500 Consumer Discretionary	66.80	94.03	119.96	127.36	157.92

Item 6.	Selected Financial Data.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share and percentage information)
Operating Results:
Net sales	$6,420,881	$6,266,037	$5,856,195	$5,430,846	$5,918,002
Gross profit	3,409,197	3,145,826	2,954,973	2,714,697	2,684,406
% of net sales	53.1%	50.2%	50.5%	50.0%	45.4%
Operating income (a)	1,021,015	1,041,101	901,902	731,168	541,792
% of net sales	15.9%	16.6%	15.4%	13.5%	9.2%
Income before income taxes	945,045	970,673	846,825	660,047	487,964
Provision for income taxes (b)	168,581	202,165	161,962	131,343	108,328
Net income (a)	$776,464	$768,508	$684,863	$528,704	$379,636
Net Income Per Common Share—Basic (a)	$2.25	$2.20	$1.88	$1.45	$1.04
Net Income Per Common Share—Diluted (a)	$2.22	$2.18	$1.86	$1.45	$1.04
Dividends Declared Per Common Share	$1.24	$0.92	$0.83	$0.75	$0.75

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Financial Position:
Total assets	$6,526,785	$5,671,638	$5,417,733	$4,780,555	$4,675,039
Noncurrent liabilities	1,743,729	2,022,107	1,438,867	1,188,692	1,297,930
Stockholders’ equity	3,067,044	2,610,603	2,628,584	2,530,989	2,117,135

(a)	In 2012, a litigation charge arising from the litigation between Mattel and MGA Entertainment, Inc. resulted in reductions to operating income and net income of $137.8 million and $87.1 million, respectively. The litigation charge also negatively impacted both basic and diluted net income per common share by $0.25 per share.

(b)	The provision for income taxes in 2012 was positively impacted by net tax benefits of $16.0 million, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2011 was positively impacted by net tax benefits of $6.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2010 was positively impacted by net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided. The provision for income taxes in 2009 was positively impacted by net tax benefits of $28.8 million related to reassessments of prior years’ tax liabilities based on the status of audits in various jurisdictions around the world, settlements, and enacted tax law changes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 “Financial Statements and Supplementary Data.”

Overview

Mattel’s vision is “creating the future of play.” Mattel’s objectives are to grow its share in the marketplace, continue to improve its operating margins, and create long-term stockholder value. To achieve these objectives, management has established the following strategies:

The first strategy is to deliver consistent growth by continuing the momentum in its core brands, optimizing entertainment partnerships, building new franchises, and working to expand and leverage its international footprint.

The second strategy is to optimize operating margins through sustaining gross margins within the low-to-mid 50% range in the near-term and above 50% in the long-term, and delivering on cost savings initiatives.

The third strategy is to generate significant cash flow and continue its disciplined, opportunistic, and value-enhancing deployment.

2012 Overview

During 2012, Mattel delivered another year of consistent growth. Mattel increased its revenues by maintaining momentum in its core brands such as Hot Wheels, American Girl, and Fisher-Price. Mattel increased its gross margin beyond its long-term target of approximately 50% and operating income exceeded $1 billion for the second consecutive year. Mattel also generated significant cash flow, which it deployed to create value for its stockholders. More specifically:

•	Net sales increased to $6.42 billion in 2012, up 2% from $6.27 billion in 2011.

•

Gross profit as a percentage of net sales increased to 53.1% in 2012 from 50.2% in 2011. The increase in gross profit as a percentage of net sales was driven primarily by favorable product mix, savings from manufacturing efficiency and Operational Excellence 2.0 programs, the benefit of HIT Entertainment’s licensing business, and price increases partially offset by higher input costs and higher customer benefits.

•	Operating income was $1.02 billion in 2012, or 15.9% of net sales, compared to the prior year’s operating income of $1.04 billion, or 16.6% of net sales.

•

Mattel’s Operational Excellence 2.0 program resulted in cost savings, before severance charges and investments, of approximately $93 million (or approximately $77 million in net cost savings) in 2012. The gross cost savings included approximately $53 million of structural cost savings and approximately $40 million of legal cost savings.

•	Mattel paid total annual dividends of $1.24 per share, an increase of 35% from the prior year, and repurchased 2.3 million shares of its common stock.

2013 and Beyond

In 2013, Mattel will continue to work to deliver consistent growth and financial performance by executing against its existing strategies through: (i) capitalizing on Fisher-Price’s global growth opportunities, (ii) continuing to accelerate growth in its key brands, including Barbie, Monster High, American Girl, and Hot Wheels, (iii) launching new franchises, including Max Steel, (iv) optimizing its entertainment partnerships with theatrical releases (Superman, Frozen, Planes, and Turbo) and television properties, and (v) continuing to expand its international footprint. In addition, Mattel will continue to focus on improving its operating margin through sustaining its gross margin within the low-to-mid 50% range and launching Operational Excellence 3.0, the next phase of its cost savings program. Operational Excellence 3.0 will target additional cumulative cost savings of approximately $150 million by the end of 2014, with up to 70% of the expected savings to be realized in gross margin. Mattel also expects to generate significant cash flow and continue its disciplined, opportunistic, and value-enhancing deployment of its cash.

Results of Operations

2012 Compared to 2011

Consolidated Results

Net sales for 2012 were $6.42 billion, a 2% increase, as compared to $6.27 billion in 2011, with unfavorable changes in currency exchange rates of 2 percentage points. Net income for 2012 was $776.5 million, or $2.22 per diluted share, as compared to net income of $768.5 million, or $2.18 per diluted share, in 2011. As compared to 2011, net income for 2012 was positively impacted by higher net sales, higher gross margins, and a lower effective tax rate, partially offset by higher other selling and administrative expenses, which includes a litigation charge of $137.8 million, arising out of the litigation between Mattel and MGA Entertainment, Inc. (“Litigation Charge”). The Litigation Charge reduced net income by $87.1 million, or $0.25 per diluted share.

The following table provides a summary of Mattel’s consolidated results for 2012 and 2011 (in millions, except percentage and basis point information):

	For the Year				Year/Year Change
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$6,420.9	100.0%	$6,266.0	100.0%	2%

Gross profit	$3,409.2	53.1%	$3,145.8	50.2%	8%	290
Advertising and promotion expenses	717.8	11.2	699.2	11.2	3%	–
Other selling and administrative expenses	1,670.4	26.0	1,405.5	22.4	19%	360

Operating income	1,021.0	15.9	1,041.1	16.6	–2%	(70)
Interest expense	88.8	1.4	75.3	1.2	18%	20
Interest (income)	(6.8)	–0.1	(8.1)	–0.1	–15%	–
Other non-operating (income) expense, net	(6.0)		3.2

Income before income taxes	$945.0	14.7%	$970.7	15.5%	–3%	(80)

Sales

Net sales for 2012 were $6.42 billion, a 2% increase, as compared to $6.27 billion in 2011, with unfavorable changes in currency exchange rates of 2 percentage points. Gross sales within the North American Region, which includes the North America and American Girl segments, increased 2% in 2012, as compared to 2011, with no impact from changes in currency exchange rates. The increase in gross sales within the North American Region was driven primarily by higher sales of key brands including Monster High, American Girl, and Hot Wheels, partially offset by lower sales of CARS 2® products resulting from the timing of the movie release during 2011.

Gross sales within the North American Region accounted for approximately 56% of consolidated gross sales in 2012 and 2011. Gross sales in the International Region, which includes the International segment, increased 4% in 2012, as compared to 2011, with unfavorable changes in currency exchange rates of 6 percentage points.

Cost of Sales

Cost of sales as a percentage of net sales was 46.9% in 2012, as compared to 49.8% in 2011. Cost of sales decreased by $108.5 million, or 3%, from $3.12 billion in 2011 to $3.01 billion in 2012, as compared to a 2% increase in net sales. Within cost of sales, product and other costs decreased by $95.5 million, or 4%, from $2.53 billion in 2011 to $2.44 billion in 2012; royalty expenses decreased $22.2 million, or 8%, from $262.4 million in 2011 to $240.2 million in 2012; and freight and logistics expenses increased by $9.2 million, or 3%, from $323.7 million in 2011 to $332.9 million in 2012.

Gross Profit

Gross profit as a percentage of net sales increased to 53.1% in 2012 from 50.2% in 2011. The increase in gross profit as a percentage of net sales was driven primarily by favorable product mix, savings from manufacturing efficiency and Operational Excellence 2.0 programs, the benefit of HIT Entertainment’s licensing business, and price increases partially offset by higher input costs and higher customer benefits.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales were flat at 11.2% in 2012 and 2011.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.67 billion in 2012, or 26.0% of net sales, as compared to $1.41 billion in 2011, or 22.4% of net sales. The significant changes in other selling and administrative expenses included the Litigation Charge of $137.8 million, the addition of HIT Entertainment’s ongoing other selling and administrative expenses of approximately $47 million, and higher incentive compensation expense of approximately $33 million, partially offset by lower legal fees of approximately $40 million. Additional drivers for the increase included transaction and integration costs associated with the acquisition of HIT Entertainment and investments in strategic initiatives, including American Girl retail expansion and information technology initiatives.

Non-Operating Items

Interest expense was $88.8 million in 2012, as compared to $75.3 million in 2011, driven primarily by the issuance of $600.0 million of senior notes in November 2011. Interest income decreased from $8.1 million in the 2011 to $6.8 million in 2012, driven primarily by lower average cash balances.

Provision for Income Taxes

Mattel’s effective tax rate on income before income taxes in 2012 was 17.8%, as compared to 20.8% in 2011. The 2012 and 2011 income tax provisions include net discrete tax benefits of $16.0 million and $6.8 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Business Segment Results

Effective January 1, 2012, Mattel modified its organizational structure, which resulted in changes to its operating segments. The new operating segments are: (i) North America, (ii) International, and (iii) American Girl. The North America and International segments sell products in the Mattel Girls & Boys Brands and Fisher-Price Brands categories, although some are developed and adapted for particular international markets. Prior period amounts have been reclassified to conform to the current year presentation. Business segment results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.”

North America Segment

Gross sales for the North America segment were $3.33 billion in 2012, up $33.2 million or 1%, as compared to $3.30 billion in 2011, with no impact from changes in currency exchange rates, driven primarily by higher sales of Monster High and Fisher-Price Friends products, partially offset by lower sales of CARS 2 products, resulting from the timing of the movie release during 2011. Gross sales of Mattel Girls & Boys Brands were flat compared to 2011. Gross sales of Barbie decreased 4%. Gross sales of Other Girls products increased 47%, driven primarily by higher sales of Monster High products. Gross sales of Wheels products increased 3%, driven by higher sales of Hot Wheels products. Gross sales of Entertainment products decreased 24%, driven primarily by lower sales of CARS 2 products, partially offset by higher sales of Batman products and higher sales of Angry Birds games products. Gross sales of Fisher-Price Brands increased 2%. Gross sales of Core Fisher-Price products decreased 7%. Gross sales of Fisher-Price Friends products increased 38%, driven primarily by the benefit of licensing revenues from the acquisition of HIT Entertainment and higher sales of Disney’s Jake and the Never Land Pirates products. Cost of sales decreased 4% in 2012, as compared to flat net sales, driven primarily by lower product and other costs and lower royalty expenses, partially offset by higher freight and logistics expenses. Gross margins increased as a result of favorable product mix, including lower sales of royalty-related entertainment properties, savings from manufacturing efficiency and Operational Excellence 2.0 programs, and price increases partially offset by higher input costs and higher customer benefits. Additionally, gross margins were positively impacted by the acquisition of HIT Entertainment.

North America segment income increased by 5% to $810.3 million in 2012, as compared to $770.3 million in 2011, driven primarily by higher gross margins, partially offset by higher other selling and administrative expenses, primarily related to HIT Entertainment’s ongoing other selling and administrative expenses, higher employee-related expenses, and investments in strategic initiatives.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2012 versus 2011:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International	4	–6
Europe	4	–6
Latin America	2	–7
Asia Pacific	13	–2

Gross sales for the International segment were $3.13 billion in 2012, up $124.4 million or 4%, as compared to $3.00 billion in 2011, with unfavorable changes in currency exchange rates of 6 percentage points. Gross sales of Mattel Girls & Boys Brands increased 3%, with unfavorable changes in currency exchange rates of 6 percentage points. Gross sales of Barbie decreased 3%, with unfavorable changes in currency exchange rates of 6 percentage points. Gross sales of Other Girls Brands increased 66%, with unfavorable changes in currency exchange rates of 8 percentage points, driven primarily by higher sales of Monster High and Disney Princess products. Gross sales of Wheels products decreased 2%, with unfavorable changes in currency exchange rates of

6 percentage points. Gross sales of Entertainment products decreased by 18%, with unfavorable changes in currency exchange rates of 4 percentage points, driven primarily by lower sales of CARS 2 products, partially offset by higher sales of Batman products and higher sales of Angry Birds games products. Gross sales of Fisher-Price Brands increased 8%, with unfavorable changes in currency exchange rates of 5 percentage points. Gross sales of Core Fisher-Price products decreased 2%, with unfavorable changes in currency exchange rates of 5 percentage points. Gross sales of Fisher-Price Friends products increased 43%, with unfavorable changes in currency exchange rates of 6 percentage points, driven primarily by the benefit of licensing revenues from HIT Entertainment and higher sales of Disney’s Jake and the Never Land Pirates products. Cost of sales decreased by 2% in 2012, as compared to a 4% increase in net sales, primarily due to lower product and other costs, lower royalty expenses, and lower freight and logistics expenses. Gross margins increased as a result of favorable product mix, savings from manufacturing efficiency and Operational Excellence 2.0 programs, favorable changes in currency exchange rates, and price increases partially offset by higher input costs and higher customer benefits. Additionally, gross margins were positively impacted by the acquisition of HIT Entertainment.

International segment income increased 11% to $571.4 million in 2012, as compared to $513.4 million in 2011, driven primarily by higher gross margins, partially offset by higher other selling and administrative expenses, primarily related to HIT Entertainment’s ongoing other selling and administrative expenses, higher employee-related costs, and investments in strategic initiatives, including the opening of a Russia subsidiary.

American Girl Segment

Gross sales for the American Girl segment were $596.3 million in 2012, up $53.9 million or 10%, as compared to $542.4 million in 2011, with no impact from changes in currency exchange rates. The increase in gross sales was driven primarily by sales of McKenna™, the 2012 Girl of the Year doll, and expansion of retail locations. Cost of sales increased 14% in 2012, as compared to a 10% increase in net sales, driven primarily by higher product and other costs and freight and logistics expenses. Gross margins decreased driven primarily by higher input costs, partially offset by price increases.

American Girl segment income increased 9% to $121.6 million in 2012, as compared to $111.1 million in 2011, driven by higher net sales, partially offset by lower gross margins and higher other selling and administrative expenses, primarily related to retail expansion.

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

Sales

Net sales for 2011 were $6.27 billion, a 7% increase, as compared to $5.86 billion in 2010, with favorable changes in currency exchange rates of 1 percentage point. Gross sales within the North American Region increased 4% in 2011, as compared to 2010, with no impact from changes in currency exchange rates, driven primarily by higher sales of Barbie, Monster High, and CARS 2 products. The gross sales within the North American Region accounted for 56% of consolidated gross sales in 2011, as compared to 58% of consolidated gross sales in 2010. Gross sales in the International Region increased 12% in 2011, as compared to 2010, with favorable changes in currency exchange rates of 3 percentage points.

Cost of Sales

Cost of sales as a percentage of net sales was 49.8% in 2011, as compared to 49.5% in 2010. Cost of sales increased by $219.0 million, or 8%, from $2.90 billion in 2010 to $3.12 billion in 2011, as compared to a 7% increase in net sales. Within cost of sales, product and other costs increased by $192.5 million, or 8%, from $2.34 billion in 2010 to $2.53 billion in 2011; royalty expenses increased $16.5 million, or 7%, from $245.9 million in 2010 to $262.4 million in 2011; and freight and logistics expenses increased by $10.0 million, or 3%, from $313.7 million in 2010 to $323.7 million in 2011.

Gross Profit

Gross profit as a percentage of net sales decreased to 50.2% in 2011 from 50.5% in 2010. The decrease in gross profit as a percentage of net sales was driven primarily by higher input costs, higher royalty expense as a result of increased sales of products tied to licensed properties, and unfavorable changes in foreign currency exchange rates, partially offset by price increases and savings from Operational Excellence 2.0 programs.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses slightly increased in 2011 at 11.2% of net sales, as compared to 11.1% of net sales in 2010, primarily due to higher non-media spending.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.41 billion in both 2011 and 2010, or 22.4% of net sales in 2011, as compared to 24.0% of net sales in 2010. The significant changes in other selling and administrative expenses included higher employee-related expenses of approximately $38 million, including merit increases and higher employee benefits, partially offset by lower legal fees of approximately $34 million. Additional drivers include lower incentive compensation expense and cost savings from Operational Excellence 2.0 programs.

Non-Operating Items

Interest expense was $75.3 million in 2011, as compared to $64.8 million in 2010, driven primarily by higher average borrowings resulting from the $500.0 million of senior notes issued in September 2010 and the $600.0 million of senior notes issued in November 2011, partially offset by the repayment of $250.0 million of maturing debt in 2011 and lower average interest rates. Interest income decreased from $8.4 million in 2010 to $8.1 million in 2011, driven primarily by lower average interest rates, partially offset by higher average invested cash balances. Other non-operating expense was $3.2 million in 2011, as compared to other non-operating income of $1.3 million in 2010, driven primarily by other investment losses.

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

North America Segment

Gross sales for the North America segment were $3.30 billion in 2011, an increase of $106.7 million or 3%, as compared to $3.19 billion in 2010, with no impact from changes in currency exchange rates, driven primarily by higher sales of Barbie, Monster High, and CARS 2 products. Gross sales of Mattel Girls & Boys Brands increased 10%. Gross sales of Barbie increased 8%. Gross sales of Other Girls Brands increased 24%, driven primarily by higher sales of Monster High and Disney Princess products, partially offset by lower sales of Little Mommy and Polly Pocket products. Gross sales of Wheels products decreased 5%, driven primarily by lower sales of Matchbox products. Gross sales of Entertainment products increased 15%, driven primarily by higher sales of CARS 2 products, partially offset by lower sales of Toy Story 3 products. Gross sales of Fisher-Price Brands decreased 4%. Gross sales of Core Fisher-Price products increased 2%. Gross sales of Fisher-Price Friends products decreased 25%, driven primarily by the discontinuation of the Sesame Street license. Cost of sales increased 3% in 2011, as compared to a 3% increase in net sales, driven primarily by higher product and other costs and higher royalty expenses, partially offset by lower freight and logistics expenses. Gross margins were flat with 2010 due to price increases and favorable product mix, offset by higher input costs.

North America segment income increased 15% to $770.3 million in 2011, as compared to $671.2 million in 2010, driven primarily by higher net sales and lower other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2011 versus 2010:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International	12	3
Europe	10	3
Latin America	14	1
Asia Pacific	15	5

Gross sales for the International segment were $3.00 billion in 2011, up $322.4 million or 12%, as compared to $2.68 billion in 2010, with favorable changes in currency exchange rates of 3 percentage points. Gross sales of Mattel Girls & Boys Brands increased 17%, with favorable changes in currency exchange rates of 3 percentage points. Gross sales of Barbie increased 14%, with favorable changes in currency exchange rates of 3 percentage points. Gross sales of Other Girls Brands increased 34%, with favorable changes in currency exchange rates of 3 percentage points, driven primarily by higher sales of Monster High and Disney Princess products, partially offset by lower sales of Polly Pocket and Little Mommy products. Gross sales of Wheels products increased 11%, with favorable changes in currency exchange rates of 2 percentage points, driven primarily by higher sales of Hot Wheels products. Gross sales of Entertainment products increased by 17%, with favorable changes in currency exchange rates of 4 percentage points, driven primarily by higher sales of CARS 2 products, partially offset by lower sales of Toy Story 3 products. Fisher-Price Brands gross sales were flat with 2010, with favorable changes in currency exchange rates of 2 percentage points. Gross sales of Core Fisher-Price products increased 3%, with favorable changes in currency exchange rates of 2 percentage points. Gross sales of Fisher-Price Friends products decreased 10%, with favorable changes in currency exchange rates of 2 percentage points, driven primarily by the discontinuation of the Sesame Street license. Cost of sales increased 14% in 2011, as compared to a 12% increase in net sales, primarily due to higher product and other costs and higher royalty expenses. Gross margins decreased primarily due to higher input costs and unfavorable changes in foreign currency exchange rates, partially offset by price increases.

International segment income increased 5% to $513.4 million in 2011 from $490.7 million in 2010, driven primarily by higher net sales, partially offset by lower gross margins.

American Girl Segment

Gross sales for the American Girl segment were $542.4 million in 2011, up $25.4 million or 5%, as compared to $517.0 million in 2010, driven primarily by sales from the American Girl virtual world and Kanani®, the 2011 Girl of the Year doll, and the benefit of two new American Girl stores in McLean, Virginia and Lynwood, Washington, which opened in June 2011 and July 2011, respectively. Cost of sales increased by 6% in 2011, as compared to a 5% increase in net sales, driven primarily by higher product and other costs and freight and logistics expenses. Gross margins decreased slightly driven primarily by higher input costs, partially offset by price increases.

American Girl segment income decreased 2% to $111.1 million in 2011 from $113.4 million in 2010, driven primarily by higher other selling and administrative expenses from retail expansion and higher advertising and promotion expenses, partially offset by higher net sales.

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

During 2011, Mattel initiated the second phase of its cost savings program, Operational Excellence 2.0, which targeted additional cumulative cost savings of approximately $175 million by the end of 2012. The cost savings were expected to include a reduction of approximately $75 million in legal costs, which would lower other selling and administrative expenses, and approximately $100 million of structural cost savings executed through a handful of important initiatives, which would be reflected in gross profit, advertising and promotion expenses, and other selling and administrative expenses. The major initiatives within the Operational Excellence 2.0 program included:

•	A reorganization which resulted in the North America division,

•	Additional procurement initiatives designed to fully leverage Mattel’s global scale,

•	SKU efficiency, and

•	Packaging optimization.

During 2011, Mattel realized gross cost savings before severance charges and investments of approximately $94 million (or approximately $71 million in net cost savings). The gross cost savings included approximately $53 million of structural cost savings and approximately $41 million of legal cost savings. Of the gross cost savings realized in 2011, approximately $67 million was reflected within other selling and administrative expenses, approximately $15 million within gross profit, and approximately $12 million within advertising and promotion expenses.

During 2012, Mattel realized gross cost savings before severance charges and investments of approximately $93 million (or approximately $77 million in net cost savings). The gross cost savings included approximately $53 million of structural cost savings and approximately $40 million of legal cost savings. Of the gross cost savings realized in 2012, approximately $55 million was reflected within other selling and administrative expenses, approximately $27 million within gross profit, and approximately $11 million within advertising and promotion expenses.

Mattel exceeded its Operational Excellence 2.0 goal by realizing approximately $187 million of cumulative gross cost savings throughout the program.

During 2013, Mattel will initiate the third phase of its cost savings program, Operational Excellence 3.0, which targets additional cumulative cost savings of approximately $150 million by the end of 2014, with up to 70% of the expected savings to be realized in gross margin. The cost savings program is designed to generate sustainable cost savings through the following primary initiatives:

•	Manufacturing efficiencies through automation, Lean, design for manufacturing, enterprise quality, and packaging optimization,

•	Indirect procurement,

•	Operational efficiencies, and

•	Enhanced International clustering.

Income Taxes

Mattel’s effective tax rate on income before income taxes in 2012 was 17.8%, as compared to 20.8% in 2011. The 2012 income tax provision includes net tax benefits of $16.0 million, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Mattel’s effective tax rate on income before income taxes in 2011 was 20.8%, as compared to 19.1% in 2010. The 2011 income tax provision includes net tax benefits of $6.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Mattel’s effective tax rate on income before income taxes in 2010 was 19.1% and the 2010 income tax provision includes net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided.

Mattel expects its full year 2013 effective tax rate to be approximately 22% to 23%.

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

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of December 31, 2012, Mattel had available incremental borrowing resources totaling $1.40 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Capital and Investment Framework

To guide future capital deployment decisions, with a goal of maximizing stockholder value, Mattel’s Board of Directors established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital,

•	To maintain a year-end debt-to-capital ratio of about 35%,

•	To invest approximately $180 million to $200 million in capital expenditures annually to maintain and grow the business,

•	To make strategic opportunistic acquisitions, and

•	To return excess funds to stockholders through dividends and share repurchases.

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

Operating Activities

Cash flows from operating activities were $1.28 billion during 2012, as compared to $664.7 million during 2011 and $528.0 million during 2010. The increase in cash flows from operating activities in 2012 from 2011 was primarily due to reductions in working capital. The increase in cash flows from operating activities in 2011 from 2010 was primarily due to the decision not to factor $300.0 million of domestic receivables in 2010 and higher net income in 2011, partially offset by higher working capital usage.

Investing Activities

Cash flows used for investing activities were $900.2 million during 2012, as compared to $174.5 million during 2011 and $146.7 million during 2010. The increase in cash flows used for investing activities in 2012 from 2011 was primarily due to the acquisition of HIT Entertainment and higher purchases of other property, plant, and equipment. The increase in cash flows used for investing activities in 2011 from 2010 was primarily due to higher purchases of tools, dies, molds and other property, plant, and equipment, partially offset by higher net proceeds from settled foreign currency forward exchange contracts.

Financing Activities

Cash flows used for financing activities were $410.9 million during 2012, as compared to $397.3 million during 2011 and $224.8 million during 2010. The increase in cash flows used for financing activities in 2012 from 2011 was primarily due to lower net proceeds from long-term borrowings and higher dividend payments, partially offset by lower share repurchases and lower repayments of long-term borrowings. The increase in cash flows used for financing activities in 2011 from 2010 was primarily due to repayments of long-term borrowings, higher share repurchases, and higher dividend payments, partially offset by higher net proceeds from long-term borrowings and higher proceeds from the exercise of stock options.

During 2012, Mattel repurchased 2.3 million shares of its common stock at a cost of $77.9 million, of which $23.5 million was unsettled at December 31, 2012. During 2011, Mattel repurchased 20.4 million shares of its common stock at a cost of $536.3 million, of which $12.3 million was unsettled at December 31, 2011. During 2010, Mattel repurchased 18.6 million shares of its common stock at a cost of $446.7 million. During 2011 and 2010, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2012, share repurchase authorizations of $349.4 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

During 2012, 2011, and 2010, Mattel paid total dividends per share of $1.24, $0.92, and $0.83, respectively, to holders of its common stock. During 2012 and 2011, the Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. During 2010, the Board of Directors declared an annual dividend in November, and Mattel paid the dividend in December. Dividend payments were $423.4 million, $316.5 million, and $291.3 million in 2012, 2011, and 2010, respectively.

Seasonal Financing

See Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

Financial Position

Mattel’s cash and equivalents were $1.34 billion at December 31, 2012, a decrease of $33.4 million from 2011. The decrease was primarily driven by the acquisition of HIT Entertainment, dividend payments, purchases of other property, plant, and equipment, purchases of tools, dies, and molds, share repurchases, and payment of long-term debt, partially offset by cash flow from operating activities.

Accounts receivable decreased $19.9 million from December 31, 2011 to $1.23 billion at December 31, 2012, primarily due to the timing of cash collections.

Inventories decreased $21.9 million from December 31, 2011 to $465.1 million at December 31, 2012, driven primarily by lower raw material and finished goods levels.

Accounts payable and accrued liabilities increased $319.3 million from December 31, 2011 to $1.27 billion at December 31, 2012, driven primarily by the accrual related to the Litigation Charge of $137.8 million, the timing and amount of payments to vendors and various accrued liabilities, including incentive compensation and taxes other than income taxes.

As of December 31, 2012, Mattel had foreign short-term bank loans outstanding of $9.8 million, an increase of $1.8 million from 2011. The current portion of long-term debt increased $350.0 million from December 31, 2011 to $400.0 million at December 31, 2012, due to the reclassification of $350.0 million of 2008 Senior Notes and $50.0 million of Medium-term notes to current, partially offset by the repayment of $50.0 million of Medium-term notes.

A summary of Mattel’s capitalization is as follows:

	December 31,
	2012		2011
	(In millions, except percentage information)
Medium-term notes	$—	0%	$50.0	1%
2008 Senior Notes	—	0	350.0	7
2010 Senior Notes	500.0	10	500.0	11
2011 Senior Notes	600.0	13	600.0	13

Total noncurrent long-term debt	1,100.0	23	1,500.0	32
Other noncurrent liabilities	643.7	13	522.1	12
Stockholders’ equity	3,067.0	64	2,610.6	56

	$4,810.7	100%	$4,632.7	100%

Total long-term debt decreased $400.0 million from December 31, 2011 to $1.10 billion at December 31, 2012, due to the reclassification of $350.0 million of the 2008 Senior Notes that mature in March 2013 and the reclassification of $50.0 million of Medium-term notes that mature in November 2013 to current. Mattel expects to satisfy its future long-term capital needs through the generation of corporate earnings and issuance of long-term debt instruments, as needed.

Stockholders’ equity increased $456.4 million from December 31, 2011 to $3.07 billion at December 31, 2012, primarily as a result of net income, issuance of treasury stock for the exercise of stock options, and share-based compensation expense, partially offset by dividend payments and share repurchases.

Mattel’s debt-to-capital ratio, including short-term borrowings and the current portion of long-term debt, decreased to 33.0% at December 31, 2012 from 37.4% at December 31, 2011, primarily as a result of the increase to stockholders’ equity. Mattel’s objective is to maintain a year-end debt-to-capital ratio of about 35%.

Off-Balance Sheet Arrangements

Mattel has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the normal course of business, Mattel enters into debt agreements and contractual arrangements to obtain and protect Mattel’s right to create and market certain products and for future purchases of goods and services to ensure availability and timely delivery. These arrangements include commitments for future inventory and service purchases and royalty payments pursuant to licensing agreements. Certain of these commitments routinely contain provisions for guarantees or minimum expenditures during the terms of the contracts. Additionally, Mattel routinely enters into noncancelable lease agreements for premises and equipment used, which contain minimum rental payments.

The following table summarizes Mattel’s contractual commitments and obligations:

	Total	2013	2014	2015	2016	2017	Thereafter
	(In millions)
Long-term debt	$1,500.0	$400.0	$—	$—	$300.0	$—	$800.0
Interest on long-term debt	1,034.3	63.4	50.2	50.2	49.0	42.7	778.8
Capital leases*	2.1	0.3	0.3	0.3	0.3	0.3	0.6
Operating leases	509.7	98.3	76.7	67.6	59.2	49.2	158.7
Minimum guarantees under licensing and similar agreements	203.2	56.8	78.2	48.9	18.1	1.0	0.2
Defined benefit and postretirement benefit plans	365.8	57.9	29.0	29.9	31.5	32.8	184.7
Purchases of inventory, other assets, and services	394.0	356.6	18.5	15.5	3.4	—	—

Total	$4,009.1	$1,033.3	$252.9	$212.4	$461.5	$126.0	$1,923.0

*	Represents total obligation, including imputed interest of $0.5 million.

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

Subsequent Event

On February 1, 2013, Mattel announced that the Board of Directors declared a first quarter dividend of $0.36 per common share. The dividend is payable on March 8, 2013 to stockholders of record on February 22, 2013.

Litigation

The content of Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation” is hereby incorporated by reference in this Item 7.

Effects of Inflation

Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2012, 2011, or 2010. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability, under certain circumstances and at certain times, to pass on higher prices to its customers.

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

Note 1 to the consolidated financial statements includes a summary of Mattel’s significant accounting policies, estimates, and methods used in the preparation of Mattel’s consolidated financial statements. In most instances, Mattel must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America (“US GAAP”). See Item 8 “Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies.”

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

Mattel’s products are sold throughout the world. Products within the North America segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers, and directly to consumers. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence.

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

A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2012, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 37% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 47% of net sales. As of December 31, 2012, Mattel’s three largest customers accounted for approximately 42% of net accounts receivable, and its ten largest customers accounted for approximately 56% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.

Mattel has procedures to mitigate its risk of exposure to losses from bad debts. Revenue is recognized upon shipment or upon receipt of products by the customer, depending on the terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Value added taxes are recorded on a net basis, and are excluded from revenue. Credit limits and payment terms are established based on the underlying criteria that collectibility must be reasonably assured at the levels set for each customer. Extensive evaluations are performed on an ongoing basis throughout the fiscal year of each customer’s financial performance, cash generation, financing availability, and liquidity status. Customers are reviewed at least annually, with more frequent reviews being performed, if necessary, based on the customers’ financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses prior to shipping to those customers on credit. Customers’ terms and credit limits are adjusted, if necessary, to reflect the results of the review. Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

The following table summarizes Mattel’s allowance for doubtful accounts at December 31:

	2012	2011	2010
	(In millions, except percentage information)
Allowance for doubtful accounts	$33.5	$26.3	$21.8
As a percentage of total accounts receivable	2.7%	2.1%	1.9%

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

Mattel believes that its allowance for doubtful accounts at December 31, 2012 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts may not be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.

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

At the end of each quarter, management within each business segment, North America, International, and American Girl, performs a detailed review of its inventory on an item-by-item basis and identifies products that are believed to be impaired. Management assesses the need for, and the amount of, an obsolescence reserve based on the following factors:

•	Customer and/or consumer demand for the item,

•	Overall inventory positions of Mattel’s customers,

•	Strength of competing products in the market,

•	Quantity on hand of the item,

•	Standard retail price of the item,

•	Mattel’s cost for the item, and

•	Length of time the item has been in inventory.

The time frame between when an estimate is made and the time of disposal depends on the above factors and may vary significantly. Generally, slow-moving inventory is liquidated during the next annual selling cycle.

The following table summarizes Mattel’s obsolescence reserve at December 31:

	2012	2011	2010
	(In millions, except percentage information)
Allowance for obsolescence	$46.6	$39.2	$46.9
As a percentage of total inventory	9.1%	7.5%	9.2%

Management believes that its allowance for obsolescence at December 31, 2012 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.

Goodwill and Nonamortizable Intangible Assets

Mattel tests goodwill and nonamortizable intangible assets for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. Management believes that the accounting estimates related to the fair value estimates of its goodwill and nonamortizable intangible assets are “critical accounting estimates” because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income, goodwill, and other intangible assets.

Assessing goodwill for impairment involves a high degree of judgment since the first step of the required impairment test consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the fair value is more than the book value of the reporting unit, goodwill is not impaired. If an impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are at the operating segment level. As more fully described in Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information,” on January 1, 2012, Mattel changed its operating segments to align with its new organizational structure, which resulted in changes to its reporting units. The new reporting units are: (i) North America, (ii) International, and (iii) American Girl. Mattel reassigned goodwill to the new reporting units based on a relative fair value approach.

In 2012, Mattel adopted Accounting Standards Update 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This qualitative assessment is used as a basis for determining whether it is necessary to perform the quantitative two-step goodwill impairment test. However, due to the changes in Mattel’s reporting units and the reassignment of its goodwill, Mattel did not perform this qualitative assessment during 2012, and performed quantitative tests for each of its reporting units when evaluating goodwill for impairment.

When performing the quantitative assessment to evaluate goodwill for impairment, Mattel utilizes the fair value based upon the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”). The Income Approach valuation method requires Mattel to make projections of revenue, operating costs, and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted average cost of capital that a market participant would use as a discount rate. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step of the impairment model, which could significantly change the amount of any impairment ultimately recorded. During the third quarter, Mattel performed the annual impairment test for goodwill as required and determined that its goodwill was not impaired since, for each of the reporting units, the fair value of the reporting unit substantially exceeded its carrying value. Mattel also considered events and circumstances subsequent to the annual impairment tests in concluding there was no impairment at December 31, 2012.

Testing nonamortizable intangible assets for impairment also involves a high degree of judgment due to the assumptions that underlie the valuation. Mattel evaluates nonamortizable intangible assets, including trademarks and trade names, for impairment by comparing the estimated fair values with the carrying values. The fair value is measured using either a multi-period excess earnings method, which reflects the incremental after-tax cash flows attributable to the trademark and trade names after deducting the appropriate contributory asset charges, or a multi-period royalty savings method, which reflects the savings realized by owning the trademarks and trade names, and thus not having to pay a royalty fee to a third party. During the third quarter, Mattel performed the annual impairment test for nonamortizable intangible assets as required and determined that its nonamortizable intangible assets were not impaired since the fair value of the nonamortizable intangible assets exceeded its carrying value. Mattel also considered events and circumstances subsequent to these impairment tests in concluding there was no impairment at December 31, 2012. However, during 2012, for one of Mattel’s nonamortizable intangible assets with a carrying value of approximately $113 million, the fair value did not exceed the carrying value by a significant margin. Future changes in estimates resulting in lower than currently anticipated future cash flows and fair value could negatively affect the valuation, which may result in Mattel recognizing an impairment charge in the future.

Sales Adjustments

Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized. Sales adjustments for such programs totaled $631.7 million, $575.1 million, and $530.4 million during 2012, 2011, and 2010, respectively.

The above-described programs primarily involve fixed amounts or percentages of sales to customers. Accruals for such programs are calculated based on an assessment of customers’ purchases and performance under the programs and any other specified factors. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers. Management believes that the accruals recorded for customer programs at December 31, 2012 are adequate and proper.

Benefit Plan Assumptions

Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. See Item 8 “Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements—Employee Benefit Plans.”

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

At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. At December 31, 2012, Mattel determined the discount rate for its domestic benefit plans used in determining the projected and accumulated benefit obligations to be 4.0%, as compared to 4.5% and 5.2% for December 31, 2011 and 2010, respectively. In estimating this rate, Mattel reviews rates of return on high-quality, corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, the decrease in the discount rate from 4.5% to 4.0% would result in an increase in benefit plan expense during 2013 of approximately $3 million.

The rate of future compensation increases used by Mattel for the benefit obligation and the net periodic pension cost of its domestic defined benefit pension plans averaged 3.8% for 2012, 2011, and 2010, based on plan demographics. These assumptions are reviewed annually based on historical salary increases for participants in the defined benefit pension plans. This assumption impacts the service and interest cost components of plan income or expense.

The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations, and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return for its domestic defined benefit pension plans was 8.0% in 2012, 2011, and 2010. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense during 2013 of approximately $3 million.

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 7.5% in 2012 to 5.0% in 2017, with rates assumed to stabilize in 2017 and thereafter, were used in determining plan expense for 2012. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2012, Mattel adjusted the health care cost trend rates for its other postretirement benefit plan obligation to 8.5% for participants younger than age 65 and 7.5% for participants age 65 and older. The cost trend rates are estimated to reduce to 6.1% for participants younger than age 65 and 5.4% for participants age 65 and older by 2030, with rates assumed to stabilize in 2030. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would increase benefit plan expense during 2013 by $0.2 million.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2012 by $1.8 million and $(1.5) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2012 by $0.1 million and $(0.1) million, respectively.

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

The weighted average grant date fair value of options granted during 2012, 2011, and 2010 was $7.32, $5.76, and $4.84, respectively. The following weighted average assumptions were used in determining the fair value of options granted:

	2012	2011	2010
Expected life (in years)	5.0	5.1	5.0
Risk-free interest rate	0.7%	1.4%	1.7%
Volatility factor	35.0%	34.0%	34.3%
Dividend yield	3.6%	3.5%	3.5%

The following table summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	1 year	3.9
Risk-free interest rate	1%	6.5
Volatility factor	1%	3.4
Dividend yield	1%	(11.0)

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	(1) year	(5.5)
Risk-free interest rate	(1)%	(6.3)
Volatility factor	(1)%	(3.5)
Dividend yield	(1)%	12.0

Mattel recognized compensation expense of $13.8 million, $14.5 million, and $13.4 million for stock options during 2012, 2011, and 2010, respectively, which is included within other selling and administrative expenses. Compensation expense recognized related to grants of restricted stock units was $49.5 million, $39.0 million, and $53.8 million in 2012, 2011, and 2010, respectively, and is also included within other selling and administrative expenses. As of December 31, 2012, total unrecognized compensation cost related to unvested share-based payments totaled $76.5 million and is expected to be recognized over a weighted-average period of 2.0 years.

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

Mattel’s effective tax rate on income before income taxes in 2012 was 17.8%, as compared to 20.8% in 2011. The 2012 income tax provision includes net tax benefits of $16.0 million, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

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

New Accounting Pronouncements

See Item 8 “Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies.”

Non-GAAP Financial Measure

In this Annual Report on Form 10-K, Mattel includes a non-GAAP financial measure, gross sales, which it uses to analyze its operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. Net sales, as reported in the consolidated statements of operations, include the impact of sales adjustments such as trade discounts and other allowances. Gross sales represent sales to customers, excluding the impact of sales adjustments. Consistent with its segment reporting, Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit, brand, and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the detail of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with individual products, making net sales less meaningful.

A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:

	For the Year
	2012	2011	2010
	(In thousands)
Revenues by Segment
North America	$3,330,217	$3,296,995	$3,190,305
International	3,126,088	3,001,705	2,679,273
American Girl	596,298	542,387	517,032

Gross sales	7,052,603	6,841,087	6,386,610
Sales adjustments	(631,722)	(575,050)	(530,415)

Net sales	$6,420,881	$6,266,037	$5,856,195

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Indonesian rupiah were the primary transactions that caused foreign currency transaction exposure for Mattel during 2012, 2011, and 2010. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income/expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during 2012 were related to its net investments in entities having functional currencies denominated in the Euro, Mexican peso, Brazilian real, and British pound sterling.

There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the US dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.5% and its full year earnings per share by approximately $0.01 to $0.02.

Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2012 are shown in the following table. All contracts are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with a rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of US dollars, except for rates)
Australian dollar*	$55,773	1.05	$(667)	$—	—	$—
British pound sterling*	14,652	1.63	(4)	—	—	—
Canadian dollar*	11,164	1.02	(76)	23,027	1.01	21
Czech koruna	4,867	19.05	16	—	—	—
Danish krone	—	—	—	6,066	5.64	22
Euro*	471,073	1.32	(1,412)	354,653	1.30	(4,840)
Hungarian forint	2,592	217.88	(28)	—	—	—
Indonesian rupiah	80,701	9,859.58	(229)	—	—	—
Japanese yen	17,462	84.00	(428)	18,221	83.98	446
Mexican peso	128,369	13.01	1,701	51,568	12.79	417
New Turkish lira	—	—	—	5,164	1.78	(3)
New Zealand dollar*	15,998	1.19	(239)	—	—	—
Norwegian krone	9,896	5.60	68	—	—	—
Polish zloty	—	—	—	1,669	3.09	6
Russian ruble	—	—	—	9,279	31.19	(181)
Singapore dollar	4,073	1,220.00	(11)	—	—	—
Swedish krona	7,358	6.60	101	—	—	—
Swiss franc	25,653	0.91	(99)	—	—	—
Taiwan dollar	—	—	—	12,892	29.23	(115)

	$849,631		$(1,307)	$482,539		$(4,227)

*	The weighted average contract rate for these contracts is quoted in US dollar per local currency.

For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2012. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2012. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.

In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2012, these contracts had a contract amount of $27.4 million and a fair value of $(0.2) million.

Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its income before income taxes would have decreased by approximately $35 million in 2012, increased by approximately $5 million in 2011, and increased by approximately $4 million in 2010.

Venezuelan Operations

Since January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary uses the US dollar as its functional currency, and monetary assets and liabilities denominated in Venezuelan bolivar fuertes generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the US dollar. Mattel’s Venezuelan subsidiary uses the Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”) rate, which is controlled by the Central Bank of Venezuela, to remeasure monetary assets and liabilities denominated in Venezuelan bolivar fuertes. The SITME rate was quoted at 5.30 Venezuelan bolivar fuertes per US dollar at December 31, 2012.

Mattel’s Venezuelan subsidiary represented less than 0.1% of Mattel’s consolidated net sales in 2012 and had approximately $27 million of net monetary assets denominated in Venezuelan bolivar fuertes as of December 31, 2012. For every $10 million of net monetary assets denominated in Venezuelan bolivar fuertes, a 10% increase/(decrease) in the foreign currency exchange rate would decrease/(increase) Mattel’s pre-tax income by approximately $1 million.

On February 9, 2013, it was announced that the Central Bank of Venezuela had revised its official exchange rate to 6.30 Venezuelan bolivar fuertes per US dollar and eliminated the SITME. These changes are not expected to have a material impact on Mattel’s operating results or financial position.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Bryan G. Stockton, its principal executive officer, and Kevin M. Farr, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s evaluation of the effectiveness of internal control over financial reporting does not include any internal controls of Helium Holdings 1A Ltd, a private limited company existing under the laws of Jersey, and its subsidiaries (“HIT Entertainment”), which was acquired on February 1, 2012. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. HIT Entertainment, excluding acquired intangible assets, represented less than 3% of Mattel’s total assets as of December 31, 2012 and less than 3% of Mattel’s total net sales for the year ended December 31, 2012. Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mattel, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Helium Holdings 1A Ltd. and its subsidiaries (“HIT Entertainment”) from its assessment of internal control over financial reporting as of December 31, 2012 because HIT Entertainment was acquired by the Company in a purchase business combination during 2012. We have also excluded HIT Entertainment from our audit of internal control over financial reporting. HIT Entertainment is a wholly-owned subsidiary whose total assets, excluding amounts resulting from purchase price adjustments, and total revenues each represent less than 3% of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 26, 2013

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$1,335,711	$1,369,113
Accounts receivable, net of allowances of $33.5 million and $26.3 million in 2012 and 2011, respectively	1,226,833	1,246,687
Inventories	465,057	487,000
Prepaid expenses and other current assets	529,204	340,907

Total current assets	3,556,805	3,443,707

Noncurrent Assets
Property, plant, and equipment, net	593,213	523,941
Goodwill	1,080,798	822,139
Other noncurrent assets	1,295,969	881,851

Total Assets	$6,526,785	$5,671,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$9,844	$8,018
Current portion of long-term debt	400,000	50,000
Accounts payable	385,375	334,999
Accrued liabilities	887,748	618,801
Income taxes payable	33,045	27,110

Total current liabilities	1,716,012	1,038,928

Noncurrent Liabilities
Long-term debt	1,100,000	1,500,000
Other noncurrent liabilities	643,729	522,107

Total noncurrent liabilities	1,743,729	2,022,107

Commitments and Contingencies (See Note 11)
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,727,682	1,690,405
Treasury stock at cost; 99.1 million shares and 104.4 million shares in 2012 and 2011, respectively	(2,152,702)	(2,242,522)
Retained earnings	3,515,181	3,167,996
Accumulated other comprehensive loss	(464,486)	(446,645)

Total stockholders’ equity	3,067,044	2,610,603

Total Liabilities and Stockholders’ Equity	$6,526,785	$5,671,638

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	2012	2011	2010
	(In thousands, except per share amounts)
Net Sales	$6,420,881	$6,266,037	$5,856,195
Cost of sales	3,011,684	3,120,211	2,901,222

Gross Profit	3,409,197	3,145,826	2,954,973
Advertising and promotion expenses	717,803	699,247	647,270
Other selling and administrative expenses	1,670,379	1,405,478	1,405,801

Operating Income	1,021,015	1,041,101	901,902
Interest expense	88,835	75,332	64,839
Interest (income)	(6,841)	(8,093)	(8,434)
Other non-operating (income) expense, net	(6,024)	3,189	(1,328)

Income Before Income Taxes	945,045	970,673	846,825
Provision for income taxes	168,581	202,165	161,962

Net Income	$776,464	$768,508	$684,863

Net Income Per Common Share—Basic	$2.25	$2.20	$1.88

Weighted average number of common shares	341,665	344,669	360,615

Net Income Per Common Share—Diluted	$2.22	$2.18	$1.86

Weighted average number of common and potential common shares	346,158	348,424	364,570

Dividends Declared Per Common Share	$1.24	$0.92	$0.83

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year
	2012	2011	2010
	(In thousands)
Net Income	$776,464	$768,508	$684,863
Other Comprehensive (Loss) Income, Net of Tax:
Currency translation adjustments	27,616	(77,105)	883
Defined benefit pension plans net prior service cost and net actuarial (loss) gain	(18,258)	(38,084)	7,703
Net unrealized (losses) gains on derivative instruments:
Unrealized holding gains	2,734	17,900	8,725
Reclassification adjustment for realized (gains) losses included in net income	(29,933)	9,843	3,024

	(27,199)	27,743	11,749

Other Comprehensive (Loss) Income, Net of Tax	(17,841)	(87,446)	20,335

Comprehensive Income	$758,623	$681,062	$705,198

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2012	2011	2010
	(In thousands)
Cash Flows From Operating Activities:
Net income	$776,464	$768,508	$684,863
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	157,536	147,458	149,977
Amortization	16,746	13,840	15,831
Asset impairments	—	—	15,444
Deferred income taxes	(36,183)	49,368	(3,871)
Tax benefits from share-based payment arrangements	(35,798)	(24,199)	(7,530)
Share-based compensation	63,277	53,476	67,138
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	66,999	(175,526)	(394,688)
Inventories	34,382	(40,015)	(106,182)
Prepaid expenses and other current assets	(66,401)	(22,689)	(5,464)
Accounts payable, accrued liabilities, and income taxes payable	312,634	(87,021)	109,061
Other, net	(14,006)	(18,507)	3,391

Net cash flows from operating activities	1,275,650	664,693	527,970

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(108,070)	(102,193)	(81,405)
Purchases of other property, plant, and equipment	(110,978)	(88,721)	(55,249)
Payments for acquisition, net of cash acquired	(684,522)	—	—
Payments for intangible assets acquired	(500)	(2,005)	(15,761)
Proceeds (payments) from foreign currency forward exchange contracts	2,964	16,432	(7,322)
Proceeds from sale of investments	—	—	10,549
Proceeds from sale of other property, plant, and equipment	954	1,983	2,538

Net cash flows used for investing activities	(900,152)	(174,504)	(146,650)

Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(8,018)	(236,811)	(7,404)
Proceeds from short-term borrowings, net	9,844	244,829	5,454
Payments of long-term borrowings	(50,000)	(250,000)	(50,000)
Net proceeds from long-term borrowings	—	591,801	493,175
Payment of credit facility renewal costs	—	(6,917)	—
Share repurchases	(66,733)	(524,009)	(446,704)
Payment of dividends on common stock	(423,378)	(316,503)	(291,256)
Proceeds from exercise of stock options	122,296	115,611	73,364
Tax benefits from share-based payment arrangements	35,798	24,199	7,530
Other, net	(30,737)	(39,508)	(8,975)

Net cash flows used for financing activities	(410,928)	(397,308)	(224,816)

Effect of Currency Exchange Rate Changes on Cash	2,028	(4,891)	7,622

(Decrease) Increase in Cash and Equivalents	(33,402)	87,990	164,126
Cash and Equivalents at Beginning of Year	1,369,113	1,281,123	1,116,997

Cash and Equivalents at End of Year	$1,335,711	$1,369,113	$1,281,123

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$159,070	$173,625	$149,327
Interest	88,524	76,502	53,023

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2009	$441,369	$1,684,694	$(1,555,046)	$2,339,506	$(379,534)	$2,530,989
Net income				684,863		684,863
Other comprehensive income, net of tax					20,335	20,335
Purchase of treasury stock			(446,704)			(446,704)
Issuance of treasury stock for stock option exercises		(20,623)	93,987			73,364
Other issuance of treasury stock		15	85			100
Restricted stock units		(32,293)	21,746			(10,547)
Deferred compensation			5,240	(426)		4,814
Share-based compensation		67,138				67,138
Tax benefits from share-based payment arrangements		7,530				7,530
Dividend equivalents for restricted stock units				(3,342)		(3,342)
Dividends				(291,256)		(291,256)
Adjustment for adoption of ASU 2010-11, net of tax				(8,700)		(8,700)

Balance, December 31, 2010	441,369	1,706,461	(1,880,692)	2,720,645	(359,199)	2,628,584
Net income				768,508		768,508
Other comprehensive loss, net of tax					(87,446)	(87,446)
Purchase of treasury stock			(536,318)			(536,318)
Issuance of treasury stock for stock option exercises		(9,758)	125,369			115,611
Restricted stock units		(84,631)	48,530			(36,101)
Deferred compensation			589	(439)		150
Share-based compensation		53,476				53,476
Tax benefits from share-based payment arrangements		24,199				24,199
Dividend equivalents for restricted stock units		658		(4,215)		(3,557)
Dividends				(316,503)		(316,503)

Balance, December 31, 2011	441,369	1,690,405	(2,242,522)	3,167,996	(446,645)	2,610,603
Net income				776,464		776,464
Other comprehensive loss, net of tax					(17,841)	(17,841)
Purchase of treasury stock			(77,946)			(77,946)
Issuance of treasury stock for stock option exercises		(13,702)	136,794			123,092
Restricted stock units		(49,385)	30,231			(19,154)
Deferred compensation			741	(581)		160
Share-based compensation		63,277				63,277
Tax benefits from share-based payment arrangements		35,798				35,798
Dividend equivalents for restricted stock units		1,289		(5,320)		(4,031)
Dividends				(423,378)		(423,378)

Balance, December 31, 2012	$441,369	$1,727,682	$(2,152,702)	$3,515,181	$(464,486)	$3,067,044

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

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates.

Cash and Equivalents

Cash and equivalents include short-term investments, which are highly liquid investments with maturities of three months or less when purchased. Such investments are stated at cost, which approximates market value.

Accounts Receivable and Allowance for Doubtful Accounts

Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability, and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews performed as necessary, based on the customers’ financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, purchasing various forms of credit insurance with unrelated third parties, factoring, or requiring cash in advance of shipment.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 30 years for buildings, 3 to 10 years for machinery and equipment, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies, and molds are depreciated using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property, plant, and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any potential impairment identified is assessed by evaluating the operating performance and future undiscounted cash flows of the underlying assets. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is included in the results of operations.

Goodwill and Intangible Assets

Goodwill is allocated to various reporting units, which are at the operating segment level, for purposes of evaluating whether goodwill is impaired. As more fully described in “Note 12 to the Consolidated Financial Statements—Segment Information,” on January 1, 2012, Mattel changed its operating segments to align with its new organizational structure, which resulted in changes to its reporting units. The new reporting units are: (i) North America, (ii) International, and (iii) American Girl. Components of the operating segments have been aggregated into a single reporting unit as the components have similar economic characteristics. The similar economic characteristics include the nature of the products, the nature of the production processes, the customers, and the manner in which the products are distributed. Mattel reassigned goodwill to the new reporting units based on a relative fair value approach. Mattel tests its goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying value of the reporting unit may exceed its fair value.

Mattel tests its nonamortizable intangible assets, including trademarks and trade names, for impairment by comparing the estimated fair values of the nonamortizable intangible assets with the carrying values. Mattel tests nonamortizable intangible assets for impairment annually in the third quarter or whenever events or changes in circumstances indicate that the carrying value may exceed its fair value. The fair value of trademark and trade name intangibles is measured using either a multi-period excess earnings method, which reflects the incremental after-tax cash flows attributable to the trademark and trade names after deducting the appropriate contributory asset charges, or a multi-period royalty savings method, which reflects the savings realized by owning the trademarks and trade names, and thus not having to pay a royalty fee to a third party.

Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

Foreign Currency Translation Exposure

Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2012 were related to its net investments in entities having functional currencies denominated in the Euro, Mexican peso, Brazilian real, and British pound sterling.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating income/expense, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Indonesian rupiah were the primary transactions that caused foreign currency transaction exposure for Mattel in 2012.

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

Revenue Recognition and Sales Adjustments

Revenue is recognized upon shipment or upon receipt of products by the customer, depending on terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, Mattel does not recognize revenue until collection occurs. Value added taxes are recorded on a net basis and are excluded from revenue. Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. The costs of these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized.

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

Product Recalls and Withdrawals

Mattel establishes a reserve for product recalls and withdrawals on a product-specific basis when circumstances giving rise to the recall or withdrawal become known. Facts and circumstances related to the recall or withdrawal, including where the product affected by the recall or withdrawal is located (e.g., with consumers, in customers’ inventory, or in Mattel’s inventory), cost estimates for shipping and handling for returns, cost estimates for communicating the recall or withdrawal to consumers and customers, and cost estimates for parts and labor if the recalled or withdrawn product is deemed to be repairable, are considered when establishing a product recall or withdrawal reserve. These factors are updated and reevaluated each period, and the related reserves are adjusted when these factors indicate that the recall or withdrawal reserve is either not sufficient to cover or exceeds the estimated product recall or withdrawal expenses.

Design and Development Costs

Product design and development costs primarily include employee compensation and outside services, and are charged to the results of operations as incurred.

Employee Benefit Plans

Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. Actuarial valuations are used in determining amounts recognized in the financial statements for certain retirement and other postretirement benefit plans (see “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans”).

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

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities, which requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting arrangement or similar agreement. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to limit the scope of ASU 2011-11 to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11, as clarified by ASU 2013-01, will be applied retrospectively and will be effective for all periods beginning on or after January 1, 2013. Mattel does not expect the adoption of ASU 2011-11, as clarified by ASU 2013-01, to have a material effect on its operating results or financial position.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair values of its indefinite-lived intangible assets are less than their carrying values as a basis for determining whether it is necessary to perform the two-step impairment test. ASU 2012-02 will be effective for Mattel for fiscal years beginning after September 15, 2012. Mattel does not expect the adoption of ASU 2012-02 to have a material effect on its operating results or financial position.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional details about those amounts. ASU 2013-02 will be effective for interim and annual reporting periods beginning after December 15, 2012. Mattel does not expect the adoption of ASU 2013-02 to have a material effect on its operating results or financial position.

Note 2—Goodwill and Other Intangibles

Goodwill is allocated to various reporting units, which are at the operating segment level, for purposes of evaluating whether goodwill is impaired. As more fully described in “Note 12 to the Consolidated Financial Statements—Segment Information,” on January 1, 2012, Mattel changed its operating segments to align with its new organizational structure, which resulted in changes to its reporting units. The new reporting units are: (i) North America, (ii) International, and (iii) American Girl. Components of the operating segments have been aggregated into a single reporting unit as the components have similar economic characteristics. The similar economic characteristics include the nature of the products, the nature of the production processes, the customers, and the manner in which the products are distributed. Mattel reassigned goodwill to the new reporting units based on a relative fair value approach.

The change in the carrying amount of goodwill by operating segment for 2012 and 2011 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments. Prior period amounts have been reclassified to conform to the current year presentation.

	North America	International	American Girl	Total
	(In thousands)
Balance at December 31, 2010	$394,063	$216,124	$213,820	$824,007
Currency exchange rate impact	(158)	(1,512)	(198)	(1,868)

Balance at December 31, 2011	393,905	214,612	213,622	822,139
Acquisition	151,348	100,898	—	252,246
Currency exchange rate impact	1,645	4,659	109	6,413

Balance at December 31, 2012	$546,898	$320,169	$213,731	$1,080,798

In 2012, Mattel performed the annually required impairment tests and determined that its goodwill was not impaired since, for each of the reporting units, its fair value substantially exceeded its carrying amount. Mattel has not recorded any goodwill impairment subsequent to its initial adoption of Accounting Standards Codification (“ASC”) 350-20, Goodwill, on January 1, 2002.

Acquisition of HIT Entertainment

On February 1, 2012, Mattel acquired Helium Holdings 1A Ltd, a private limited company existing under the laws of Jersey (“HIT Entertainment”), pursuant to the Stock Purchase Agreement dated as of October 23, 2011, between Mattel’s wholly-owned subsidiary, Mattel Entertainment Holdings Limited, a private limited company existing under the laws of England and Wales (the “Purchasing Sub”), HIT Entertainment’s parent company, HIT Entertainment Scottish Limited Partnership, a limited partnership existing under the laws of Scotland and majority-owned by a consortium of funds led by Apax Partners, LLP and its affiliates (the “Selling

Stockholder”) and, with respect to certain provisions thereof, Mattel (the “Purchase Agreement”). Pursuant to the terms set forth in the Purchase Agreement, Mattel indirectly acquired, through the Purchasing Sub, 100% of the issued and outstanding shares of HIT Entertainment from the Selling Stockholder for total cash consideration of $713.5 million, including payment for acquired cash, subject to customary adjustments. HIT Entertainment owns and licenses a diverse portfolio of pre-school entertainment brands, including Thomas & Friends.

The total consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values. As a result of the acquisition, Mattel recognized $510.7 million of identifiable intangible assets (primarily related to intellectual property rights), $49.4 million of net liabilities assumed (primarily related to deferred tax liabilities), and $252.2 million of goodwill, which is not deductible for tax purposes. The fair values of the identifiable intangible assets were estimated based on the multi-period excess earnings method, using Level 3 inputs within the fair value hierarchy, which included forecasted future cash flows, long-term revenue growth rates, and the weighted average cost of capital. Goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the business, as well as the complementary strategic fit and the resulting synergies it brings to Mattel’s existing operations. Mattel has finalized the valuation of the assets acquired and liabilities assumed.

During 2012, Mattel recognized approximately $18 million and $6 million of integration costs and transaction costs, respectively. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

Other Intangibles

Identifiable intangibles include the following:

	December 31,
	2012	2011
	(In thousands)
Nonamortizable identifiable intangibles	$617,223	$122,223
Identifiable intangibles (net of amortization of $64.9 million and $55.5 million at December 31, 2012 and 2011, respectively)	88,786	84,486

	$706,009	$206,709

In connection with the acquisition of HIT Entertainment, Mattel recognized $495.0 million of nonamortizable identifiable intangible assets and $15.7 million of amortizable identifiable intangible assets, primarily related to intellectual property rights.

Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value. During 2012 and 2011, Mattel performed the annual impairment tests and determined that its nonamortizable intangible assets were not impaired. However, during 2012, for one of Mattel’s nonamortizable intangible assets with a carrying value of approximately $113 million, the fair value did not exceed the carrying value by a significant margin. Future changes in estimates resulting in lower than currently anticipated future cash flows and fair value could negatively affect the valuation, which may result in Mattel recognizing an impairment charge in the future.

Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As a result of these impairment tests, Mattel recorded an impairment charge of approximately $8 million during 2010, which is reflected within other selling and administrative expenses. Amortizable intangible assets were determined to not be impaired during 2011 and 2012.

Note 3—Income Taxes

Consolidated pre-tax income consists of the following:

	For the Year
	2012	2011	2010
	(In thousands)
US operations	$104,707	$169,706	$124,160
Foreign operations	840,338	800,967	722,665

	$945,045	$970,673	$846,825

The provision (benefit) for current and deferred income taxes consists of the following:

	For the Year
	2012	2011	2010
	(In thousands)
Current
Federal	$69,639	$15,933	$14,057
State	8,660	5,268	8,686
Foreign	126,465	131,596	143,090

	204,764	152,797	165,833

Deferred
Federal	(26,489)	49,853	(10,894)
State	520	(2,629)	10,599
Foreign	(10,214)	2,144	(3,576)

	(36,183)	49,368	(3,871)

Provision for income taxes	$168,581	$202,165	$161,962

Deferred income taxes are provided principally for tax credit carryforwards, research and development expenses, net operating loss carryforwards, employee compensation-related expenses and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are composed of the following:

	December 31,
	2012	2011
	(In thousands)
Tax credit carryforwards	$59,372	$124,404
Research and development expenses	181,449	183,270
Loss carryforwards	131,989	54,351
Allowances and reserves	229,056	133,068
Deferred compensation	118,878	100,122
Postretirement benefits	72,912	76,587
Other	67,942	56,185

Gross deferred income tax assets	861,598	727,987

Intangible assets	(279,592)	(132,320)
Other	(8,262)	(10,563)

Gross deferred income tax liabilities	(287,854)	(142,883)

Deferred income tax asset valuation allowances	(67,705)	(42,286)

Net deferred income tax assets	$506,039	$542,818

Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31,
	2012	2011
	(In thousands)
Prepaid expenses and other current assets	$253,664	$110,422
Other noncurrent assets	374,667	473,832
Accrued liabilities	(152)	(194)
Other noncurrent liabilities	(122,140)	(41,242)

	$506,039	$542,818

As of December 31, 2012, Mattel has federal and foreign loss carryforwards totaling $442.0 million and tax credit carryforwards of $59.4 million, which excludes carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforwards	Tax Credit Carryforwards
	(In millions)
2013 – 2017	$66.2	$21.4
Thereafter	83.5	33.7
No expiration date	292.3	4.3

Total	$442.0	$59.4

Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $59.3 million was required as of December 31, 2012 for those loss and tax credit carryforwards that are not expected to provide future tax benefits. In addition, management determined that a valuation allowance of $8.4 million was required as of December 31, 2012 for those deferred tax assets for which there is not sufficient evidence as to its ultimate utilization, primarily related to certain foreign affiliates. Changes in the valuation allowance for 2012 include increases in the valuation allowance for 2012 foreign losses without benefits, increases in the valuation allowances for certain deferred tax assets acquired in the acquisition of HIT Entertainment and decreases in the valuation allowance for expiration and projected utilization of tax loss and tax credit carryforwards. Management believes it is more-likely-than-not that Mattel will generate sufficient taxable income in the appropriate future periods to realize the benefit of the remaining net deferred income tax assets of $506.0 million. Changes in enacted tax laws, audits in various jurisdictions around the world, settlements or acquisitions, could negatively impact Mattel’s ability to fully realize all of the benefits of its remaining net deferred tax assets.

Differences between the provision for income taxes at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year
	2012	2011	2010
	(In thousands)
Provision at US federal statutory rates	$330,766	$339,736	$296,389
(Decrease) increase resulting from:
Foreign earnings taxed at different rates, including withholding taxes	(157,488)	(139,476)	(138,352)
Foreign losses without income tax benefit	1,047	2,883	5,398
State and local taxes, net of US federal benefit	6,856	4,833	12,535
Adjustments to previously accrued taxes	(16,000)	(6,800)	(638)
Foreign tax credit benefit, net of cost to repatriate foreign earnings	—	—	(16,200)
Other	3,400	989	2,830

Provision for income taxes	$168,581	$202,165	$161,962

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

A reconciliation of unrecognized tax benefits is as follows:

	2012	2011	2010
	(In millions)
Unrecognized tax benefits at January 1	$262.6	$252.6	$230.0
Increases for positions taken in current year	14.8	13.5	14.8
Increases for positions taken in a prior year	21.0	2.3	14.9
Decreases for positions taken in a prior year	(0.7)	(1.0)	(4.3)
Decreases for settlements with taxing authorities	(0.8)	(1.4)	(1.7)
Decreases for lapses in the applicable statute of limitations	(11.3)	(3.4)	(1.1)

Unrecognized tax benefits at December 31	$285.6	$262.6	$252.6

Of the $285.6 million of unrecognized tax benefits as of December 31, 2012, $277.2 million would impact the effective tax rate if recognized; however, a valuation allowance would likely be recorded against certain capital losses included in this amount.

During 2012, Mattel recognized $1.6 million of interest and penalties related to unrecognized tax benefits, which is reflected in provision for income taxes in the consolidated statements of operations. As of December 31, 2012, Mattel had accrued $10.3 million in interest and penalties related to unrecognized tax benefits. Of this balance, $9.8 million would impact the effective tax rate if recognized.

In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. In the first quarter of 2012, the IRS issued a Revenue Agent’s Report (“RAR”) related to its examination of Mattel’s 2008 and 2009 federal income tax returns. In the second quarter of 2012, Mattel submitted a written protest for all unresolved issues to the IRS Office of Appeals. The first appeals meeting is scheduled to be held in March 2013. We anticipate the appeals process will involve multiple meetings before these disputed issues are resolved. Mattel continues to believe in its interpretations of the relevant legal, administrative, and other applicable guidance on the tax issues disputed by the IRS. However, if the disputed issues are resolved in a manner inconsistent with Mattel’s expectations, such an outcome could have a material impact on our financial statements. While it is reasonably possible that a significant increase or decrease in Mattel’s unrecognized tax benefits may occur in the next twelve months related to the IRS appeals, given the uncertainty regarding timing and possible outcomes of the appeals process, a current estimate of the range of reasonably possible outcomes cannot be made at this time.

Mattel files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2008 through 2012 tax years, New York for the 2007 through 2012 tax years, and Wisconsin for the 2008 through 2012 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including Hong Kong and Venezuela for the 2006 through 2012 tax years, Brazil, Mexico and Netherlands for the 2007 through 2012 tax years. Based on the current status of state and foreign audits, Mattel may recognize a benefit of up to approximately $11 million related to the settlement of tax audits and/or the expiration of statutes of limitations in the next twelve months. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

In 2012, income was positively impacted by net tax benefits of $16.0 million, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. In 2011, income was positively impacted by net tax benefits of $6.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. In 2010, income was positively impacted by net tax benefits of $16.8 million. The August 2010 enactment of the foreign tax credit provisions in the Education Jobs and Medicaid Assistance Act (“EJMA”) will impair Mattel’s ability to utilize certain foreign tax credits expected to be generated in future years, which will provide Mattel with greater capacity in future years to utilize excess foreign tax credit carryforwards from prior years. As a result of the EJMA and other elements of Mattel’s current US tax position, Mattel formalized a plan to repatriate earnings from certain foreign subsidiaries in order to be able to fully utilize excess foreign tax credit carryforwards from prior years. The combination of these events resulted in the recognition of a discrete gross tax benefit of $59.1 million related to the anticipated utilization of excess foreign tax credits carryforwards, for which a valuation allowance had previously been provided, partially offset by a discrete tax expense of $42.9 million related to the incremental cost to repatriate earnings from certain foreign subsidiaries for which taxes had not been previously provided. In addition, Mattel also recognized discrete tax benefits of $0.6 million related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

On January 2, 2013, The American Taxpayer Relief Act (“Tax Act”) was signed into law. As a result of certain provisions of the Tax Act, Mattel’s provision for income taxes for the three months ended March 31, 2013 will be positively impacted by approximately $4 million to $5 million, primarily related to the extension of certain 2012 business tax credits.

The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to indefinitely reinvest and upon which no deferred US income taxes have been provided is approximately $5.2 billion as of December 31, 2012. Management periodically reviews the undistributed earnings of its foreign subsidiaries and reassesses the intent to indefinitely reinvest such earnings.

The additional US income tax on unremitted foreign earnings, if repatriated, would be offset in part by foreign tax credits. The extent of this offset would depend on many factors, including the method of distribution, and specific earnings distributed.

US GAAP requires that windfall income tax benefits related to the exercise of nonqualified stock options and vesting of other stock compensation awards be credited to additional paid-in capital in the period in which such amounts reduce current taxes payable. The exercise of nonqualified stock options and vesting of other stock compensation awards resulted in an increase to additional paid-in capital for related windfall income tax benefits totaling $35.8 million, $24.2 million, and $7.5 million, in 2012, 2011, and 2010, respectively.

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

A summary of retirement plan expense is as follows:

	For the Year
	2012	2011	2010
	(In millions)
Defined contribution retirement plans	$40.3	$36.9	$33.3
Defined benefit pension plans	33.6	37.6	31.7
Deferred compensation and excess benefit plans	5.7	0.7	4.6
Postretirement benefit plans	1.6	1.6	1.9

	$81.2	$76.8	$71.5

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

A summary of the components of Mattel’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 is as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2012	2011	2010	2012	2011	2010
	(In thousands)
Net periodic benefit cost:
Service cost	$13,285	$13,610	$12,441	$79	$73	$76
Interest cost	29,530	28,433	27,934	1,411	1,576	1,820
Expected return on plan assets	(31,270)	(25,714)	(24,581)	—	—	—
Amortization of prior service (credit) cost	(502)	1,776	2,453	—	—	—
Recognized actuarial loss (gain)	19,020	19,492	13,499	117	(48)	52
Settlement loss	3,534	—	—	—	—	—

Net periodic benefit cost	$33,597	$37,597	$31,746	$1,607	$1,601	$1,948

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$27,144	$62,687	$482	$4,755	$(1,249)	$(9,502)
Prior service (credit) cost	(11,789)	2	(675)	—	—	—
Amortization of prior service credit (cost)	501	(1,776)	(2,453)	—	—	—

Total recognized in other comprehensive income (a)	$15,856	$60,913	$(2,646)	$4,755	$(1,249)	$(9,502)

Total recognized in net periodic benefit cost and other comprehensive income	$49,453	$98,510	$29,100	$6,362	$352	$(7,554)

(a)	Amounts exclude related tax (benefit) expense of $(2.3) million, $(21.6) million, and $4.4 million, during 2012, 2011, and 2010, respectively, which are also included in other comprehensive income.

Net periodic benefit cost for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year
	2012	2011	2010
Defined benefit pension plans:
Discount rate	4.5%	5.2%	5.6%
Weighted average rate of future compensation increases	3.8%	3.8%	3.8%
Long-term rate of return on plan assets	8.0%	8.0%	8.0%

Postretirement benefit plans:
Discount rate	4.5%	5.2%	5.6%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%

Health care cost trend rate:
Pre-65	7.5%	8.0%	6.0%
Post-65	7.5%	8.0%	8.0%
Ultimate cost trend rate (pre- and post-65)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2017	2017	2011
Post-65	2017	2017	2013

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

The estimated net actuarial loss and prior service cost for the domestic defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $15.2 million. The estimated net actuarial loss for the domestic postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net period benefit cost over the next fiscal year is $0.1 million.

Mattel used a measurement date of December 31, 2012 for its defined benefit pension plans and postretirement benefit plans. A summary of the changes in benefit obligation and plans assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2012	2011	2012	2011
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$610,016	$545,927	$32,334	$35,081
Service cost	13,285	13,610	79	73
Interest cost	29,530	28,433	1,411	1,576
Plan amendments	(11,791)	—	—	—
Impact of currency exchange rate changes	1,713	(1,785)	—	—
Actuarial loss (gain)	74,433	61,052	4,872	(1,297)
Benefits paid	(47,835)	(37,221)	(3,263)	(3,099)

Benefit obligation, end of year	$669,351	$610,016	$35,433	$32,334

Change in Plan Assets:
Plan assets at fair value, beginning of year	$338,081	$316,795	$—	$—
Actual return on plan assets (a)	57,028	5,182	—	—
Employer contributions	55,752	53,859	3,263	3,099
Impact of currency exchange rate changes	3,137	(534)	—	—
Benefits paid	(47,835)	(37,221)	(3,263)	(3,099)

Plan assets at fair value, end of year	$406,163	$338,081	$—	$—

Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(263,188)	$(271,935)	$(35,433)	$(32,334)

Current accrued benefit liability	(11,407)	(23,215)	(2,600)	(2,700)
Noncurrent accrued benefit liability	(251,781)	(248,720)	(32,833)	(29,634)

Total accrued benefit liability	$(263,188)	$(271,935)	$(35,433)	$(32,334)

Amounts Recognized in Accumulated Other Comprehensive Loss (b):
Net actuarial loss (gain)	$300,835	$273,691	$3,649	$(1,106)
Prior service (credit) cost	(11,150)	138	—	—

	$289,685	$273,829	$3,649	$(1,106)

(a)	The 2012 actual return on plan assets from defined benefit pension plan includes an increase of approximately $12 million related to assets transferred to the Fisher-Price Pension Plan resulting from its conversion to a cash balance plan.

(b)	Amounts exclude related tax benefits of $102.7 million and $100.4 million for December 31, 2012 and 2011, respectively, which are also included in accumulated other comprehensive loss.

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of December 31, 2012 and 2011 totaled $597.6 million and $553.6 million, respectively.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31,
	2012	2011
Defined benefit pension plans:
Discount rate	4.0%	4.5%
Weighted average rate of future compensation increases	3.8%	3.8%

Postretirement benefit plans:
Discount rate	4.0%	4.5%
Annual increase in Medicare Part B premium	6.0%	6.0%

Health care cost trend rate:
Pre-65	8.5%	7.5%
Post-65	7.5%	7.5%

Ultimate cost trend rate:
Pre-65	6.1%	5.0%
Post-65	5.4%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2030	2017
Post-65	2030	2017

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2012 by $1.8 million and $(1.5) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2012 by $0.1 million and $(0.1) million, respectively.

The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans Before Subsidy	Benefit of Medicare Part D Subsidy
	(In thousands)
2013	$34,006	$3,000	$(300)
2014	26,370	2,900	(300)
2015	27,352	2,800	(300)
2016	29,015	2,800	(300)
2017	30,352	2,800	(300)
2018 – 2022	173,602	12,400	(1,300)

Mattel expects to make cash contributions totaling approximately $37 million to its defined benefit pension and postretirement benefit plans in 2013, which includes approximately $16 million for benefit payments for its unfunded plans.

Mattel periodically commissions a study of the plans’ assets and liabilities to determine an asset allocation that would best match expected cash flows from the plans’ assets to expected benefit payments. Mattel monitors the returns earned by the plans’ assets and reallocates investments as needed. Mattel’s overall investment strategy is to achieve an adequately diversified asset allocation mix of investments that provides for both near-term benefit payments as well as long-term growth. The assets are invested in a combination of indexed and actively managed funds. The target allocations for Mattel’s domestic plan assets, which comprise 81% of Mattel’s total plan assets, are 35% in US equities, 35% in non-US equities, 20% in US long-term bonds, and 10% in US Treasury inflation protected securities. The US equities are benchmarked against the S&P 500, and the non-US equities are benchmarked against a combination of developed and emerging markets indices. Fixed income securities are long-duration bonds intended to closely match the duration of the liabilities and include US government treasuries and agencies, corporate bonds from various industries, and mortgage-backed and asset-backed securities.

Mattel’s defined benefit pension plan assets are measured and reported in the financial statements at fair value using inputs, which are more fully described in “Note 10 to the Consolidated Financial Statements—Fair Value Measurements,” as follows:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collective trust funds:
US equity securities	$—	$148,435	$—	$148,435
International equity securities	—	147,756	—	147,756
International fixed income securities	—	36,580	—	36,580
US government and US government agency securities	—	35,944	—	35,944
US corporate debt instruments	—	20,514	—	20,514
International corporate debt instruments	—	5,455	—	5,455
Mutual funds	1,422	3,661	—	5,083
Other	—	6,396	—	6,396

Total	$1,422	$404,741	$—	$406,163

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collective trust funds:
US equity securities	$—	$101,747	$—	$101,747
International equity securities	—	101,956	—	101,956
International fixed income securities	—	36,128	—	36,128
US government and US government agency securities	—	51,897	—	51,897
US corporate debt instruments	—	19,346	—	19,346
International corporate debt instruments	—	5,887	—	5,887
Mutual funds	4,883	—	—	4,883
Other	—	16,237	—	16,237

Total	$4,883	$333,198	$—	$338,081

The fair value of collective trust funds and mutual funds shares are determined based on the net asset value of shares held at year-end. The fair value of US government securities, US government agency securities, and corporate debt instruments are determined based on quoted market prices or are estimated using pricing models with observable inputs, quoted prices of securities with similar characteristics, or discounted cash flows.

Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 8.0% as of December 31, 2012 is reasonable based on historical returns.

During 1999, Mattel amended the Fisher-Price Pension Plan to convert it from a career-average plan to a cash balance plan and applied for a determination letter from the IRS. In 2003 and 2011, Mattel further amended the Fisher-Price Pension Plan to reflect changes in regulations and court cases associated with cash balance plans and submitted applications for a determination letter to the IRS. Mattel received a favorable determination letter in February 2012 and converted the Fisher-Price Pension Plan to a cash balance plan in July 2012. The Fisher-Price Pension Plan was renamed the Mattel Cash Balance Plan in connection with the conversion. The plan conversion resulted in a reduction in the benefit obligation of approximately $12 million.

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

Deferred Compensation and Excess Benefit Plans

Mattel maintains a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earns various rates of return. The liability for these plans as of December 31, 2012 and 2011 was $55.9 million and $51.6 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant-selected investment options are recorded as retirement plan expense within other selling and administrative expenses. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $54.3 million and $59.7 million as of December 31, 2012 and 2011, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.

Incentive Compensation Plans

Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and subject to certain approvals of the Compensation Committee of the Board of Directors. For 2012, 2011, and 2010, $108.1 million, $75.3 million, and $106.7 million, respectively, was charged to expense for awards under these plans.

Mattel has had two long-term incentive program (“LTIP”) performance cycles in place for the time period between 2010 and 2012: (i) a January 1, 2008—December 31, 2010 performance cycle, which was established by the Compensation Committee of the Board of Directors in March 2008, and (ii) a January 1, 2011—December 31, 2013 performance cycle, which was established by the Compensation Committee of the Board of Directors in March 2011.

For the January 1, 2008—December 31, 2010 LTIP, Mattel granted performance-based restricted stock units (“Performance RSUs”) under the Mattel, Inc. 2005 Equity Compensation Plan to officers and certain employees providing services to Mattel. Performance RSUs are units that may become payable in shares of Mattel’s common stock at the end of the three-year performance cycle. The Performance RSUs granted under this performance cycle were earned based on an initial target number with the final number of Performance RSUs payable being determined based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on measurements of Mattel’s performance with respect to: (i) annual operating result targets for each year in the performance cycle using a net operating profit after taxes less capital charge measure

(“the 2008—2010 performance-related component”), and (ii) Mattel’s total stockholder return (“TSR”) for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle (“the 2008—2010 market-related component”). For the January 1, 2008—December 31, 2010 LTIP, 1.3 million shares were earned relating to the performance-related component and 0.7 million shares were earned relating to the market-related component, resulting in a total of 2.0 million shares that vested in February 2011.

For the January 1, 2008—December 31, 2010 LTIP, the weighted average grant date fair value of the performance-related and market-related components of the Performance RSUs were $22.02 and $3.99 per share, respectively, for 2010. During 2010, $17.7 million was charged to expense relating to the 2008—2010 performance-related component as the 2010 actual results exceeded the 2010 performance threshold. Additionally, during 2010, Mattel recognized share-based compensation expense of $1.9 million for the market-related component.

For the January 1, 2011—December 31, 2013 LTIP, Mattel granted Performance RSUs under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan to officers and certain employees providing services to Mattel. Performance RSUs granted under this program are earned based on an initial target number with the final number of Performance RSUs payable being determined based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on measurements of Mattel’s performance with respect to: (i) annual operating result targets for each year in the performance cycle using a net operating profit after taxes less capital charge measure and a net sales performance measure (“the 2011—2013 performance-related components”), and (ii) Mattel’s TSR for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle (“the 2011—2013 market-related component”), adjusted for dividends declared during the three-year performance cycle. For the 2011—2013 performance-related components, the range of possible outcomes is that between zero and 0.5 million shares that can be earned for each of the three years during the three-year performance cycle. For the 2011—2013 market-related component, the possible outcomes range from an upward adjustment of 0.5 million shares to a downward adjustment of 0.5 million shares to the results of the performance-related components over the three-year performance cycle.

For the January 1, 2011—December 31, 2013 LTIP, the weighted average grant date fair value of the performance-related and market-related components of the Performance RSUs were $32.87 and $4.55 per share, respectively, for 2012, and $24.67 and $4.22 per share, respectively, for 2011. During 2012, $12.4 million was charged to expense relating to the performance-related components as the 2012 actual results exceeded the 2012 performance threshold. During 2011, $7.1 million was charged to expense relating to the performance-related components as the 2011 actual results exceeded the 2011 performance threshold. Additionally, during 2012 and 2011, Mattel recognized share-based compensation expense of $1.8 million and $1.2 million, respectively, for the market-related component.

The fair values of the 2008—2010 performance-related components were based on the closing stock price of Mattel’s common stock on each of the grant dates, reduced by the present value of estimated dividends to be paid during the applicable performance periods as the awards were not credited with dividend equivalents for actual dividends paid on Mattel’s common stock. The fair values of the 2011—2013 performance-related components were based on the closing stock prices of Mattel’s common stock on each of the grant dates. The fair values of the market-related components were estimated at the grant dates using a Monte Carlo valuation methodology. Share-based compensation is recognized as expense over the three-year performance cycle using a straight-line expense attribution approach reduced for estimated forfeitures.

Note 5—Seasonal Financing and Debt

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

In connection with the execution of the amendment of the Credit Facility, Mattel terminated its $300.0 million domestic receivables sales facility, which was a sub-facility of the Credit Facility. Mattel did not sell receivables pursuant to the domestic receivables facility in 2011 or 2010.

The outstanding amounts of accounts receivable that have been sold under other international factoring arrangements were $25.3 million and $25.9 million at December 31, 2012 and 2011, respectively. These amounts have been excluded from Mattel’s consolidated balance sheets.

Mattel is required to meet financial covenants at the end of each quarter and fiscal year, using the formulae specified in the Credit Facility agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2012. As of December 31, 2012, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the Credit Facility agreement, was 1.3 to 1 (compared to a maximum allowed of 3.0 to 1), and Mattel’s interest coverage ratio was 13.6 to 1 (compared to a minimum required of 3.50 to 1).

The Credit Facility is a material agreement and failure to comply with the financial covenant ratios may result in an event of default under the terms of the facility. If Mattel defaulted under the terms of the Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.

Mattel believes its cash on hand, amounts available under its Credit Facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2013.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2012, foreign credit lines totaled approximately $275 million. Mattel expects to extend the majority of these credit lines throughout 2013.

In May 2011, a major credit rating agency changed Mattel’s long-term credit rating from BBB+ to A- and maintained its short-term credit rating of F-2 and outlook at stable. In April 2011, another major credit rating agency changed Mattel’s long-term credit rating from BBB to BBB+ and maintained its short-term credit rating of A-2 and outlook at stable. Additionally, in April 2011, a major credit rating agency changed Mattel’s long-term credit rating from Baa2 to Baa1 and maintained its short-term credit rating of P-2 and outlook at stable. A reduction in Mattel’s credit ratings could increase the cost of obtaining financing.

Short-Term Borrowings

As of December 31, 2012 and 2011, Mattel had foreign short-term bank loans outstanding of $9.8 million and $8.0 million, respectively. As of December 31, 2012 and 2011, Mattel had no borrowings outstanding under the Credit Facility.

During 2012 and 2011, Mattel had average borrowings of $44.3 million and $15.9 million, respectively, under its foreign short-term bank loans, and $661.9 million and $599.7 million, respectively, under the Credit Facility and other short-term borrowings, to help finance its seasonal working capital requirements. The weighted average interest rate on foreign short-term bank loans during 2012 and 2011 was 7.8% and 11.4%, respectively. The weighted average interest rate on the Credit Facility and other short-term borrowings during both 2012 and 2011 was 0.4%.

Long-Term Debt

Mattel’s long-term debt consists of the following:

	December 31,
	2012	2011
	(In thousands)
Medium-term notes due November 2013	$50,000	$100,000
2008 Senior Notes due March 2013	350,000	350,000
2010 Senior Notes due October 2020 and October 2040	500,000	500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000

	1,500,000	1,550,000
Less: current portion	(400,000)	(50,000)

Total long-term debt	$1,100,000	$1,500,000

Mattel’s Medium-term notes bear interest at fixed rates ranging from 6.50% to 6.61%, with a weighted average interest rate of 6.53% and 6.89% as of December 31, 2012 and 2011, respectively.

Mattel’s 2008 Senior Notes bear interest at a fixed rate of 5.625%. Mattel’s 2010 Senior Notes bear interest at fixed rates ranging from 4.35% to 6.20%, with a weighted average interest rate of 5.275% as of December 31, 2012 and 2011.

During 2011, Mattel repaid the remaining $200.0 million of its 2006 Senior Notes in connection with its scheduled maturity. During 2012 and 2011, Mattel repaid $50.0 million of its Medium-term notes in connection with their scheduled maturities.

The aggregate amount of long-term debt maturing in the next five years and thereafter is as follows:

	Medium- Term Notes	2008 Senior Notes	2010 Senior Notes	2011 Senior Notes	Total
	(In thousands)
2013	$50,000	$350,000	$—	$—	$400,000
2014	—	—	—	—	—
2015	—	—	—	—	—
2016	—	—	—	300,000	300,000
2017	—	—	—	—	—
Thereafter	—	—	500,000	300,000	800,000

	$50,000	$350,000	$500,000	$600,000	$1,500,000

Note 6—Stockholders’ Equity

Preference Stock

Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.

Preferred Stock

Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

Common Stock Repurchase Program

During 2012, Mattel repurchased 2.3 million shares of its common stock at a cost of $77.9 million. During 2011, Mattel repurchased 20.4 million shares of its common stock at a cost of $536.3 million. During 2010, Mattel repurchased 18.6 million shares of its common stock at a cost of $446.7 million. During 2011 and 2010, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2012, share repurchase authorizations of $349.4 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Dividends

During 2012, 2011, and 2010, Mattel paid total dividends per share of $1.24, $0.92, and $0.83, respectively, to holders of its common stock. During 2012 and 2011, the Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. During 2010, the Board of Directors declared an annual dividend in November, and Mattel paid the dividend in December. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31,
	2012	2011
	(In thousands)
Currency translation adjustments	$(271,247)	$(298,863)
Defined benefit pension and other postretirement plans, net of tax	(190,656)	(172,398)
Net unrealized (losses) gains on derivative instruments, net of tax	(2,583)	24,616

	$(464,486)	$(446,645)

For 2012, currency translation adjustments resulted in a net gain of $27.6 million, with gains from the strengthening of the Euro, Mexican peso, and British pound sterling against the US dollar, partially offset by the weakening of the Brazilian real against the US dollar. For 2011, currency translation adjustments resulted in a net loss of $77.1 million, with losses from the weakening of the Euro, Mexican peso, Brazilian real, and British pound sterling against the US dollar. For 2010, currency translation adjustments resulted in a net gain of $0.9 million, with gains from the strengthening of the Mexican peso, Brazilian real, and Chilean peso against the US dollar, partially offset by the weakening of the Euro and British pound sterling against the US dollar.

Note 7—Share-Based Payments

Mattel Stock Option Plans

In May 2010, Mattel’s stockholders approved the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the “2010 Plan”). Upon approval of the 2010 Plan, Mattel terminated its 2005 Equity Compensation Plan (the “2005 Plan”), except with respect to grants then outstanding under the 2005 Plan. Outstanding restricted stock unit (“RSU”) awards made under the 2005 Plan continue to vest pursuant to the terms of their respective grant agreements. Outstanding stock option grants under the 2005 Plan that have not expired or have not been terminated continue to be exercisable under the terms of their respective grant agreements. The terms of the 2010 Plan are substantially similar to the 2005 Plan.

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

The number of shares of common stock available for grant under the 2010 Plan is subject to an aggregate limit of the sum of (i) 48 million shares, (ii) the number of shares that remained available for issuance under the 2005 Plan on May 12, 2010, and (iii) any shares subject to awards outstanding under the 2005 Plan that on or after May 12, 2010 are forfeited or otherwise terminate or expire without the issuance of shares to the holder of the award. The 2010 Plan is further subject to detailed share-counting rules. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. Each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using three available shares for each share actually subject to such full-value grant. At December 31, 2012, there were approximately 30 million shares of common stock available for grant remaining under the 2010 Plan.

As of December 31, 2012, total unrecognized compensation cost related to unvested share-based payments totaled $76.5 million and is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options

Mattel recognized compensation expense of $13.8 million, $14.5 million, and $13.4 million for stock options during 2012, 2011, and 2010, respectively, which is included within other selling and administrative expenses. Income tax benefits related to stock option compensation expense recognized in the consolidated statements of operations during 2012, 2011, and 2010 totaled $4.5 million, $4.8 million, and $4.3 million, respectively.

The fair value of options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. The weighted average grant date fair value of options granted during 2012, 2011, and 2010 was $7.32, $5.76, and $4.84, respectively. The following weighted average assumptions were used in determining the fair value of options granted:

	2012	2011	2010
Expected life (in years)	5.0	5.1	5.0
Risk-free interest rate	0.7%	1.4%	1.7%
Volatility factor	35.0%	34.0%	34.3%
Dividend yield	3.6%	3.5%	3.5%

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock options:

	2012		2011		2010
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
	(In thousands, except weighted average exercise price)
Outstanding at January 1	19,299	$20.30	23,265	$19.48	25,285	$18.45
Granted	1,827	34.29	2,211	26.38	3,097	21.52
Exercised	(6,312)	19.50	(5,977)	19.34	(4,761)	15.41
Forfeited	(134)	27.13	(163)	20.50	(232)	19.29
Canceled	(50)	20.02	(37)	17.46	(124)	17.73

Outstanding at December 31	14,630	$22.34	19,299	$20.30	23,265	$19.48

Exercisable at December 31	10,971	$20.03	14,359	$19.39	16,630	$19.30

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during 2012, 2011, and 2010 was $85.8 million, $43.5 million, and $34.6 million, respectively. At December 31, 2012, options outstanding had an intrinsic value of $209.0 million, with a weighted average remaining life of 5.9 years. At December 31, 2012, options exercisable had an intrinsic value of $182.0 million, with a weighted average remaining life of 5.0 years. At December 31, 2012, stock options vested or expected to vest totaled 14.5 million shares, with a total intrinsic value of $208.1 million, weighted average exercise price of $22.25, and weighted average remaining life of 5.9 years. During 2012, approximately 3 million stock options vested. The total grant date fair value of stock options vested during 2012, 2011, and 2010 was approximately $15 million, $14 million, and $12 million, respectively.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during 2012, 2011, and 2010 was $122.3 million, $115.6 million, and $73.4 million, respectively.

Restricted Stock Units

RSUs are valued at the market value on the date of grant and the expense is evenly attributed to the periods in which the restrictions lapse, which is three years from the date of grant.

Compensation expense recognized related to grants of RSUs was $35.3 million, $30.7 million, and $34.2 million in 2012, 2011, and 2010, respectively, and is included within other selling and administrative expenses. Income tax benefits related to RSU compensation expense recognized in the consolidated statements of operations during 2012, 2011, and 2010 totaled $9.6 million, $9.0 million, and $10.3 million, respectively.

The following table summarizes the number and weighted average grant date fair value of Mattel’s unvested RSUs during the year:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average grant date fair value)
Unvested at January 1	3,732	$22.53	4,274	$19.49	4,449	$19.36
Granted	1,417	34.43	1,663	26.38	1,643	21.58
Vested	(1,479)	19.96	(1,740)	19.01	(1,598)	21.45
Forfeited	(165)	26.47	(465)	21.53	(220)	18.17

Unvested at December 31	3,505	$28.24	3,732	$22.53	4,274	$19.49

At December 31, 2012, RSUs expected to vest totaled 3.3 million shares, with a weighted average grant date fair value of $28.15. The total grant date fair value of RSUs vested during 2012, 2011, and 2010 was $29.5 million, $33.1 million, and $34.3 million, respectively.

In addition to the expense and share amounts described above, Mattel recognized compensation expense of $14.2 million and $8.3 million during 2012 and 2011, respectively, for Performance RSUs granted in connection with its January 1, 2011–December 31, 2013 LTIP, as more fully described in “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans.” Mattel recognized compensation expense of $19.6 million during 2010 for Performance RSUs granted in connection with its January 1, 2008–December 31, 2010 LTIP, also more fully described in “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans.” Income tax benefits related to Performance RSU compensation expense recognized in the consolidated statements of operations during 2012, 2011, and 2010 totaled $5.2 million, $3.1 million, and $7.4 million, respectively.

Note 8—Earnings Per Share

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

	For the Year
	2012	2011	2010
	(In thousands, except per share amounts)
Basic:
Net income	$776,464	$768,508	$684,863
Less net income allocable to participating RSUs	(7,730)	(8,821)	(7,912)

Net income available for basic common shares	$768,734	$759,687	$676,951

Weighted average common shares outstanding	341,665	344,669	360,615

Basic net income per common share	$2.25	$2.20	$1.88

Diluted:
Net income	$776,464	$768,508	$684,863
Less net income allocable to participating RSUs	(7,682)	(8,765)	(7,863)

Net income available for diluted common shares	$768,782	$759,743	$677,000

Weighted average common shares outstanding	341,665	344,669	360,615
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	4,493	3,755	3,955

Weighted average number of common and potential common shares	346,158	348,424	364,570

Diluted net income per common share	$2.22	$2.18	$1.86

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 0.7 million shares, 1.0 million shares, and 1.6 million shares were excluded from the calculation of diluted net income per common share for 2012, 2011, and 2010, respectively, because they were antidilutive.

Note 9—Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of December 31, 2012 and 2011, Mattel held foreign currency forward exchange contracts with notional amounts of $1.36 billion and $1.14 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		December 31, 2012	December 31, 2011
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$3,064	$29,043
Foreign currency forward exchange contracts	Other noncurrent assets	4	2,853

Total derivatives designated as hedging instruments		$3,068	$31,896

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		December 31, 2012	December 31, 2011
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$8,093	$1,347
Foreign currency forward exchange contracts	Other noncurrent liabilities	177	35

Total derivatives designated as hedging instruments		$8,270	$1,382

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$487	$2,930

Total		$8,757	$4,312

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Year Ended December 31, 2012		For the Year Ended December 31, 2011		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$2,734	$29,933	$17,900	$(9,843)	Cost of sales

The net gain of $29.9 million and net loss of $9.8 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations during 2012 and 2011, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
	(In thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$6,317	$3,955	Non-operating income/expense
Foreign currency forward exchange contracts	(910)	747	Cost of sales

Total	$5,407	$4,702

The net gains of $5.4 million and $4.7 million recognized in the consolidated statements of operations during 2012 and 2011, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

Note 10—Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2012 and 2011 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities include the following:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$3,068	$—	$3,068
Auction rate securities (b)	—	—	19,256	19,256

Total assets	$—	$3,068	$19,256	$22,324

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$8,757	$—	$8,757

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$31,896	$—	$31,896
Auction rate securities (b)	—	—	15,630	15,630

Total assets	$—	$31,896	$15,630	$47,526

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$4,312	$—	$4,312

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

(b)	The fair value of the auction rate securities is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, (iii) illiquidity considerations, and (iv) market correlation.

The following table presents information about Mattel’s assets measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2009	$—
Transfers to Level 3	21,000

Balance at December 31, 2010	21,000
Unrealized loss	(5,370)

Balance at December 31, 2011	15,630
Unrealized gain	3,626

Balance at December 31, 2012	$19,256

During 2010, Mattel adopted ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives, and elected the fair value option under this standard, which resulted in an $8.7 million, net of tax, adjustment to beginning retained earnings relating to auction rate securities that contain embedded credit derivatives, that were previously reported at amortized cost. The unrealized gains/losses recognized relating to these auction rate securities are reflected within other non-operating income in the consolidated statements of operations.

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

During 2012, 2011, and 2010, Mattel did not have any other assets or liabilities measured and reported at fair value on a non-recurring basis in periods subsequent to initial recognition.

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying value of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $1.63 billion (compared to a carrying value of $1.50 billion) as of December 31, 2012 and $1.63 billion (compared to a carrying value of $1.55 billion) as of December 31, 2011. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

Note 11—Commitments and Contingencies

Leases

Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities, and insurance. Rental expense is recorded on a straight-line basis, including escalating minimum payments. The American Girl Place leases in Chicago, Illinois, Los Angeles, California, and New York, New York, and American Girl store leases in Alpharetta, Georgia, Bloomington, Minnesota, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Natick, Massachusetts, and Overland Park, Kansas also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2012, 2011, and 2010, contingent rental expense was not material. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2012:

	Capitalized Leases		Operating Leases
	(In thousands)
2013	$294		$98,287
2014	294		76,764
2015	294		67,568
2016	294		59,243
2017	294		49,199
Thereafter	615		158,684

	$2,085	(a)	$509,745

(a)	Includes $0.5 million of imputed interest.

Rental expense under operating leases amounted to $116.5 million, $113.3 million, and $117.8 million for 2012, 2011, and 2010, respectively, net of sublease income of $0.9 million, $0.9 million, and $0.5 million in 2012, 2011, and 2010, respectively.

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

Licensing and similar agreements in effect at December 31, 2012 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2013	$56,801
2014	78,195
2015	48,883
2016	18,078
2017	1,004
Thereafter	250

$203,211

Royalty expense for 2012, 2011, and 2010 was $240.2 million, $262.4 million, and $245.9 million, respectively.

The following table shows the future minimum obligations for purchases of inventory, other assets, and services at December 31, 2012:

Other Purchase Obligations
(In thousands)
2013	$356,603
2014	18,487
2015	15,500
2016	3,401
2017	—

$393,991

Insurance

Mattel has a wholly owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, general, automobile, product liability, and foreign property risks. Far West insures the first $1.0 million per occurrence for workers’ compensation risks, the first $0.5 million for general and automobile liability risks, the first $2.0 million per occurrence and $2.0 million per year for product liability risks, and $0.5 million per occurrence for foreign property risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2012 and 2011 totaled $17.0 million and $16.3 million, respectively, and is included in other noncurrent liabilities. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.

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

In November 2006, Mattel asked the Court for leave to file an Amended Complaint that included not only additional claims against Bryant, but also included claims for copyright infringement, Racketeer Influenced and Corrupt Organizations (“RICO”) violations, misappropriation of trade secrets, intentional interference with contract, aiding and abetting breach of fiduciary duty and breach of duty of loyalty, and unfair competition, among others, against MGA, its Chief Executive Officer Isaac Larian, certain MGA affiliates and an MGA employee. The RICO claim alleged that MGA stole Bratz and then, by recruiting and hiring key Mattel employees and directing them to bring with them Mattel confidential and proprietary information, unfairly competed against Mattel using Mattel’s trade secrets, confidential information, and key employees to build their business. On January 12, 2007, the Court granted Mattel leave to file these claims as counterclaims in the consolidated cases, which Mattel did that same day.

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

In early August 2011, the Court ruled on post-trial motions. The Court rejected MGA’s unfair competition claims and also rejected Mattel’s equitable defenses to MGA’s misappropriation of trade secrets claim. The Court reduced the jury’s damages award of $88.5 million to $85.0 million. The Court awarded MGA an additional $85.0 million in punitive damages and approximately $140 million in attorney’s fees and costs. The Court entered a judgment which totaled approximately $310 million in favor of MGA.

Mattel appealed the judgment, challenging on appeal the entirety of the District Court’s monetary award in favor of MGA, including both the award of $170 million in damages for alleged trade secret misappropriation and approximately $140 million in attorney’s fees and costs. On January 24, 2013, the Ninth Circuit Court of Appeals issued a ruling on Mattel’s appeal. In that ruling, the Court found that MGA’s claim for trade secrets misappropriation was not compulsory to any Mattel claim and could not be filed as a counterclaim-in-reply. Accordingly, the Court of Appeals vacated the portion of the judgment awarding damages and attorney’s fees and costs to MGA for prevailing on its trade secrets misappropriation claim, totaling approximately $172.5 million. It ruled that, on remand, the District Court must dismiss MGA’s trade secret claim without prejudice. In its ruling, the Court of Appeals also affirmed the District Court’s award of attorney’s fees and costs under the Copyright Act. Accordingly, Mattel has recorded a litigation accrual of $137.8 million during the fourth quarter of 2012 to cover these fees and costs (the “Litigation Charge”).

Note 12—Segment Information

Description of Segments

Mattel sells a broad variety of toy products which are grouped into three major brand categories:

Mattel Girls & Boys Brands—including Barbie fashion dolls and accessories (“Barbie”), Polly Pocket, Little Mommy, Disney Classics, and Monster High (collectively “Other Girls Brands”), Hot Wheels, Matchbox, and Tyco R/C vehicles and play sets (collectively “Wheels”), and CARS, Radica, Toy Story, Max Steel, WWE Wrestling, and Batman, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price, Little People, BabyGear, and Imaginext (collectively “Core Fisher-Price”), Dora the Explorer, Go Diego Go!, Thomas & Friends, Mickey Mouse Clubhouse, Disney’s Jake and the Never Land Pirates, and See ‘N Say (collectively “Fisher-Price Friends”), and Power Wheels.

American Girl Brands—including My American Girl, the historical collection, and Bitty Baby. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

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

	For the Year
	2012	2011	2010
	(In thousands)
Revenues by Segment
North America	$3,330,217	$3,296,995	$3,190,305
International	3,126,088	3,001,705	2,679,273
American Girl	596,298	542,387	517,032

Gross sales	7,052,603	6,841,087	6,386,610
Sales adjustments	(631,722)	(575,050)	(530,415)

Net sales	$6,420,881	$6,266,037	$5,856,195

Segment Income
North America	$810,271	$770,276	$671,242
International	571,413	513,414	490,733
American Girl	121,642	111,104	113,442

	1,503,326	1,394,794	1,275,417
Corporate and other expense (a)	(482,311)	(353,693)	(373,515)

Operating income	1,021,015	1,041,101	901,902
Interest expense	88,835	75,332	64,839
Interest (income)	(6,841)	(8,093)	(8,434)
Other non-operating (income) expense, net	(6,024)	3,189	(1,328)

Income before income taxes	$945,045	$970,673	$846,825

(a)	Corporate and other expense includes (i) the Litigation Charge of $137.8 million for 2012, (ii) incentive compensation expense of $108.1 million, $75.3 million, and $106.7 million for 2012, 2011, and 2010, respectively, (iii) $13.4 million, $14.9 million, and $21.0 million of charges related to severance and other termination-related costs for 2012, 2011, and 2010, respectively, (iv) share-based compensation expense of $63.3 million, $53.5 million, and $67.1 million for 2012, 2011, and 2010, respectively, (v) a reduction to the legal settlement reserve of $8.7 million for 2010 and benefits from insurance recoveries of costs incurred in connection with product liability-related litigation of $4.8 million for 2010, (vi) $7.5 million Gunther-Wahl Productions legal settlement for 2011, and (vii) legal fees associated with MGA litigation matters.

	For the Year
	2012	2011	2010
	(In thousands)
Depreciation/Amortization by Segment
North America	$76,593	$66,477	$66,777
International	65,340	63,026	63,730
American Girl	15,622	15,210	13,304

	157,555	144,713	143,811
Corporate and other	16,727	16,585	21,997

Depreciation and amortization	$174,282	$161,298	$165,808

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31,
	2012	2011
	(In thousands)
Assets by Segment
North America	$694,479	$741,603
International	807,911	795,257
American Girl	90,335	90,820

	1,592,725	1,627,680
Corporate and other	99,165	106,007

Accounts receivable and inventories, net	$1,691,890	$1,733,687

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by brand category:

	For the Year
	2012	2011	2010
	(In thousands)
Worldwide Revenues by Brand
Mattel Girls & Boys Brands	$4,186,550	$4,120,564	$3,630,159
Fisher-Price Brands	2,252,339	2,159,178	2,220,499
American Girl Brands	567,521	510,936	486,644
Other	46,193	50,409	49,308

Gross sales	7,052,603	6,841,087	6,386,610
Sales adjustments	(631,722)	(575,050)	(530,415)

Net sales	$6,420,881	$6,266,037	$5,856,195

Geographic Information

The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant, and equipment, net, and identifiable intangibles, net.

	For the Year
	2012	2011	2010
	(In thousands)
Revenues
North American Region (a)	$3,926,515	$3,839,382	$3,707,337
International Region:
Europe	1,685,274	1,626,120	1,478,443
Latin America	1,008,236	991,435	867,557
Asia Pacific	432,578	384,150	333,273

Total International Region	3,126,088	3,001,705	2,679,273

Gross sales	7,052,603	6,841,087	6,386,610
Sales adjustments	(631,722)	(575,050)	(530,415)

Net sales	$6,420,881	$6,266,037	$5,856,195

	December 31,
	2012	2011	2010
	(In thousands)
Long-Lived Assets
North American Region (b)	$1,252,938	$1,074,914	$1,059,623
International Region	1,342,375	679,185	654,180

Consolidated total	$2,595,313	$1,754,099	$1,713,803

(a)	Revenues for the North American Region include revenues attributable to the US of $3.61 billion, $3.58 billion, and $3.47 billion for 2012, 2011, and 2010, respectively.

(b)	Long-lived assets for the North American Region include long-lived assets attributable to the US of $1.25 billion, $1.05 billion, and $1.04 billion for 2012, 2011, and 2010, respectively.

Major Customers

Sales to Mattel’s three largest customers accounted for 37%, 38%, and 41% of worldwide consolidated net sales for 2012, 2011, and 2010, respectively, as follows:

	For the Year
	2012	2011	2010
	(In billions)
Wal-Mart	$1.2	$1.2	$1.1
Toys “R” Us	0.7	0.7	0.8
Target	0.5	0.5	0.5

The North America segment sells products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys “R” Us. The American Girl segment sells its children’s publications to Wal-Mart and Target.

Note 13—Supplemental Financial Information

	December 31,
	2012	2011
	(In thousands)
Inventories include the following:
Raw materials and work in process	$79,216	$88,489
Finished goods	385,841	398,511

	$465,057	$487,000

Property, plant, and equipment, net include the following:
Land	$26,692	$26,616
Buildings	268,381	262,537
Machinery and equipment	931,732	851,833
Tools, dies, and molds	674,119	633,818
Capital leases	23,271	23,271
Leasehold improvements	208,900	187,545

	2,133,095	1,985,620
Less: accumulated depreciation	(1,539,882)	(1,461,679)

	$593,213	$523,941

Other noncurrent assets include the following:
Nonamortizable identifiable intangibles	$617,223	$122,223
Deferred income taxes	374,667	473,832
Identifiable intangibles (net of amortization of $64.9 million and $55.5 million at December 31, 2012 and 2011, respectively)	88,786	84,486
Other	215,293	201,310

	$1,295,969	$881,851

Accrued liabilities include the following:
Litigation accrual	$137,800	$—
Incentive compensation	110,039	77,915
Royalties	97,051	85,637
Advertising and promotion	87,878	75,508
Taxes other than income taxes	80,673	59,861
Other	374,307	319,880

	$887,748	$618,801

Other noncurrent liabilities include the following:
Benefit plan liabilities	$284,614	$278,354
Noncurrent tax liabilities	213,658	103,938
Other	145,457	139,815

	$643,729	$522,107

	For the Year
	2012	2011	2010
	(In thousands)
Currency transaction gains/(losses) included in:
Operating income	$61,956	$34,299	$39,376
Other non-operating income (expense), net	1,563	(1,848)	(2,972)

Net transaction gains	$63,519	$32,451	$36,404

Other selling and administrative expenses include the following:
Design and development	$195,070	$178,982	$173,927
Identifiable intangible asset amortization	11,880	8,880	10,362
Bad debt expense	2,645	6,160	4,464

Note 14—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2012:
Net sales	$928,449	$1,158,711	$2,077,816	$2,255,905
Gross profit	473,371	594,522	1,115,371	1,225,933
Advertising and promotion expenses	97,859	112,395	234,793	272,756
Other selling and administrative expenses (a)	346,776	350,694	393,211	579,698
Operating income (a)	28,736	131,433	487,367	373,479
Income before income taxes	10,168	111,361	466,847	356,669
Net income (b)	7,829	96,218	365,937	306,480
Net income per common share—basic	$0.02	$0.28	$1.06	$0.88
Weighted average number of common shares	339,144	341,256	342,595	343,624
Net income per common share—diluted	$0.02	$0.28	$1.04	$0.87
Weighted average number of common and potential common shares	343,660	345,554	347,122	348,351
Dividends declared per common share	$0.31	$0.31	$0.31	$0.31
Common stock market price:
High	$34.39	$34.30	$36.17	$37.79
Low	27.76	30.56	31.04	35.11
Year Ended December 31, 2011:
Net sales	$951,856	$1,161,667	$1,998,760	$2,153,754
Gross profit	473,147	556,241	956,074	1,160,364
Advertising and promotion expenses	101,849	116,167	219,864	261,367
Other selling and administrative expenses	334,540	330,807	338,640	401,491
Operating income	36,758	109,267	397,570	497,506
Income before income taxes	21,261	94,888	385,671	468,853
Net income (b)	16,607	80,529	300,795	370,577
Net income per common share—basic	$0.05	$0.23	$0.87	$1.08
Weighted average number of common shares	349,072	347,133	343,191	339,386
Net income per common share—diluted	$0.05	$0.23	$0.86	$1.07
Weighted average number of common and potential common shares	352,707	350,944	346,792	343,492
Dividends declared per common share	$0.23	$0.23	$0.23	$0.23
Common stock market price:
High	$25.85	$27.49	$28.00	$29.19
Low	23.51	25.23	22.94	25.07

(a)	Other selling and administrative expenses and operating income for the fourth quarter of 2012 included the impact of the Litigation Charge of $137.8 million.

(b)	Net income for the second and third quarter of 2012 included net tax benefits of $10.5 million and $5.5 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Net income for the fourth quarter of 2012 included the impact of the Litigation Charge, net of tax, of $87.1 million. Net income for the second quarter of 2011 included net tax benefits of $6.4 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

Note 15—Subsequent Event

On February 1, 2013, Mattel announced that the Board of Directors declared a first quarter dividend of $0.36 per common share. The dividend is payable on March 8, 2013 to stockholders of record on February 22, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The scope of Mattel’s assessment of the effectiveness of its disclosure controls and procedures does not include any disclosure controls and procedures of HIT Entertainment, which was acquired on February 1, 2012, that are also part of HIT Entertainment’s internal controls over financial reporting. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Based on this evaluation, Bryan G. Stockton, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

The report called for by Item 308(a) of Regulation S-K is incorporated by reference to Management’s Report on Internal Control over Financial Reporting, included in Item 8 “Financial Statements and Supplementary Data” of this report.

Report of Independent Registered Public Accounting Firm

The report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm, included in Item 8 “Financial Statements and Supplementary Data” of this report.

Changes in Internal Control Over Financial Reporting

Mattel recently completed the implementation of an upgrade to the financial and human resources information technology systems. Mattel has evaluated the effect on its internal control over financial reporting of this upgrade for the three months ended December 31, 2012, and determined that this upgrade has not materially affected, and is not reasonably likely to materially affect, Mattel’s internal control over financial reporting.

As part Mattel’s ongoing integration activities due to the acquisition of HIT Entertainment, Mattel will continue to incorporate its internal controls and procedures into this recently acquired business and to augment its company-wide controls. During the three months ended December 31, 2012, Mattel made no other changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to sections entitled “Proposal 1—Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; and “The Board of Directors and Corporate Governance—Board Committees—Audit Committee” in the Mattel 2013 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2012 (the “Proxy Statement”). Information with respect to the executive officers of Mattel appears under the heading “Executive Officers of the Registrant” in Part I herein. Mattel has adopted the Mattel Code of Conduct (the “Code of Conduct”), which satisfies the listing rules of the NASDAQ Stock Market (“NASDAQ”) regarding “code of business conduct and ethics” and satisfies the SEC rules regarding disclosure of a “code of ethics” for the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is publicly available on Mattel’s corporate website at http://corporate.mattel.com, and the text of the Code of Conduct will be updated on the website to reflect any amendment. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, CA 90245-5012. If Mattel grants any waiver from a provision of the Code of Conduct for any executive officer or director, or makes any substantive amendment to the SEC-mandated “code of ethics” that applies to the Chief Executive Officer, Chief Financial Officer or Controller, Mattel will make disclosures to the extent required by applicable laws, regulations and stock exchange listing standards on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors’ corporate governance guidelines and the charters of its Audit, Compensation and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://corporate.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.

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

The information required under this Item is incorporated herein by reference to sections entitled “Principal Stockholders”; “Security Ownership of Management”; and “Equity Compensation Plan Information” in the Proxy Statement.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedule for the Years Ended December 31, 2012, 2011 and 2010

Schedule II—Valuation and Qualifying Accounts and Allowances

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

2.0	Stock Purchase Agreement, dated as of October 23, 2011, by and among Mattel Entertainment Holdings Limited, Helium Holdings 1A Ltd, HIT Entertainment Scottish Limited Partnership, and solely with respect to Section 11.12, Mattel, Inc. Mattel has omitted from Exhibit 2.0 schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, and agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request	8-K	001-05647	2.1	October 24, 2011

3.0	Restated Certificate of Incorporation of Mattel	8-K	001-05647	99.0	May 21, 2007

3.1	Amended and Restated Bylaws of Mattel	10-Q	001-05647	3.1	July 20, 2011

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-Q	001-05647	4.0	August 3, 2007

4.1	Indenture, dated as of February 15, 1996, between Mattel and Chemical Trust Company of California relating to Senior Debt Securities	S-3ASR	333-134740	4.1	June 5, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

4.2	Form of Indenture between Mattel and J. P. Morgan Trust Company, National Association, relating to Subordinated Debt Securities	S-3ASR	333-134740	4.2	June 5, 2006

4.3	Form of Supplemental Indenture between Mattel and The Bank of New York Trust Company, N.A.	8-K	001-05647	1.2	March 7, 2008

4.4	Indenture, dated as of September 23, 2010, between Mattel and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010

4.5	Form of Indenture between Mattel and Union Bank, N.A. relating to Subordinated Debt Securities	S-3ASR	333-169539	4.2	September 23, 2010

4.6	Form of 5.625% Notes due March 15, 2013	8-K	001-05647	1.2	March 7, 2008

4.7	Form of 4.35% Notes due 2020	8-K	001-05647	4.1	September 28, 2010

4.8	Form of 6.20% Notes due 2040	8-K	001-05647	4.2	September 28, 2010

4.9	Form of 2.500% Notes due 2016	8-K	001-05647	4.1	November 8, 2011

4.10	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011

10.0	Fifth Amended and Restated Credit Agreement dated as of March 8, 2011, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, N.A., as Syndication Agent, Citibank, N.A., Société Générale, The Royal Bank of Scotland plc, Mizuho Corporate Bank, Ltd. and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto	8-K	001-05647	10.1	March 11, 2011

10.1+	Form of Indemnity Agreement between Mattel and certain of its directors	10-K	001-05647	10.9	March 28, 2001

10.2+	Letter Agreement between Mattel and Bryan G. Stockton, dated November 21, 2011, regarding Mr. Stockton’s promotion to Chief Executive Officer	10-K	001-05647	10.17	February 23, 2012

10.3+	Letter Agreement between Mattel and Geoff Massingberd, dated June 25, 2008, regarding Mr. Massingberd’s relocation to Mattel’s headquarters	10-K	001-05647	10.18	February 23, 2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.4+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	March 28, 2012

10.5+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002

10.6+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)	10-Q	001-05647	10.1	October 24, 2008

10.7+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009

10.8+	Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-K	001-05647	10.36	February 26, 2009

10.9+	Mattel, Inc. Executive Severance Plan	8-K	001-05647	10.4	July 2, 2009

10.10*+	The Mattel Cash Balance Excess Benefit Plan, as amended and restated effective July 1, 2012

10.11*+	Mattel, Inc. Personal Investment Plan, January 1, 2013 Restatement

10.12+	Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the “1996 Plan”)	10-K	001-05647	10.58	March 28, 2002

10.13+	Amendment to the 1996 Plan	S-8	333-75145	4.2	March 26, 1999

10.14+	Amendment No. 2 to the 1996 Plan	10-K	001-05647	10.42	March 10, 2000

10.15+	Amendment No. 3 to the 1996 Plan	10-Q	001-05647	99.1	May 3, 2000

10.16+	Amendment No. 4 to the 1996 Plan	10-K	001-05647	10.68	March 28, 2001

10.17+	Amendment No. 5 to the 1996 Plan	10-Q	001-05647	99.1	October 26, 2001

10.18+	Amendment to the 1996 Plan	10-K	001-05647	10.64	March 28, 2002

10.19+	Amendment No. 6 to the 1996 Plan	10-Q	001-05647	99.0	August 9, 2002

10.20+	Amendment No. 7 to the 1996 Plan	10-Q	001-05647	99.0	November 12, 2002

10.21+	Form of Option Grant Agreement for Outside Directors (Initial Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.1	August 14, 2003

10.22+	Form of Option Grant Agreement for Outside Directors (Annual Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.2	August 14, 2003

10.23+	Form of Option Grant Agreement (Three Year Vesting) under the 1996 Plan, as amended	10-Q	001-05647	99.3	August 14, 2003

10.24+	Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”)	DEF 14A	001-05647	Appendix C	April 13, 2005

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.25+	Amendment No. 1 to the 2005 Plan	10-K	001-05647	10.76	February 26, 2009

10.26+	Amendment No. 2 to the 2005 Plan	10-Q	001-05647	10.1	April 29, 2009

10.27+	Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the “2010 Plan”)	DEF 14A	001-05647	Appendix A	March 30, 2010

10.28+	Form of Grant Agreement as of August 1, 2005 for grants to employees of Non-Qualified Stock Options (“NQSOs”) under the 2005 Plan	8-K	001-05647	99.1	August 5, 2005

10.29+	Form of Grant Agreement as of August 1, 2006 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	August 4, 2006

10.30+	Form of Grant Agreement as of May 17, 2007 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	May 18, 2007

10.31+	Form of Notice of Grant and Grant Agreement for RSUs to Non-Employee Directors under the 2010 Plan	10-Q	001-05647	10.1	July 28, 2010

10.32+	Form of Notice of Grant and Grant Agreement for NQSOs to Employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010

10.33+	Form of Notice of Grant and Grant Agreement for RSUs to Employees under the 2010 Plan	10-Q	001-05647	10.2	October 27, 2010

10.34+	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the 2010 Plan for Certain Executive Officers with Employment Agreements and Certain Executive Officers Participating in the Mattel, Inc. Executive Severance Plan	10-Q	001-05647	10.1	April 27, 2011

10.35+	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the 2010 Plan	10-Q	001-05647	10.2	April 27, 2011

10.36+	Form of Amendment of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan	8-K	001-05647	10.1	November 16, 2012

10.37+	Form of Notice of Grant and Grant Agreement for NQSOs to Certain Executive Officers with Employment Agreements under the 2010 Plan	10-Q	001-05647	10.5	October 27, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.38+	Form of Notice of Grant and Grant Agreement for NQSOs to Participants in the Severance Plan under the 2010 Plan	10-Q	001-05647	10.6	October 27, 2010

10.39+	Form of Notice of Grant and Grant Agreement for RSUs to Participants in the Severance Plan under the 2010 Plan	10-Q	001-05647	10.7	October 27, 2010

10.40+	Form of Grant Agreement for August 1, 2005 grant to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 5, 2005

10.41+	Form of Grant Agreement for August 1, 2006 and August 1, 2007 grants to Robert A. Eckert of NQSOs under the 2005 Plan	8-K	001-05647	99.1	August 4, 2006

10.42+	Form of Notice of Grant and Grant Agreement for NQSOs to Robert A. Eckert under the 2010 Plan	10-Q	001-05647	10.3	October 27, 2010

10.43+	Form of Grant Agreement for August 1, 2006 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.2	August 4, 2006

10.44+	Form of Grant Agreement for August 1, 2007 grant to Thomas A. Debrowski of NQSOs under the 2005 Plan	8-K	001-05647	99.4	May 18, 2007

10.45+	Form of Grant Agreement for August 1, 2005 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.5	August 5, 2005

10.46+	Form of Grant Agreement for August 1, 2006 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	August 4, 2006

10.47+	Form of Grant Agreement for August 1, 2007 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	May 18, 2007

10.48+	Form of Grant Agreement as of March 16, 2006 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.1	March 17, 2006

10.49+	Form of Grant Agreement as of May 17, 2007 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.6	May 18, 2007

10.50+	Form of Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	10-Q	001-05647	99.0	August 3, 2005

10.51+	Form of Grant Agreement for May 11, 2006 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.1	May 12, 2006

10.52+	Form of Grant Agreement for May 18, 2007 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.8	May 18, 2007

10.53+	Form of Grant Agreement for May 13, 2009 Annual Grants to Outside Directors of RSUs under the 2005 Plan	10-Q	001-05647	10.2	April 29, 2009

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.54+	Form of Grant Agreement for Special Retention Award of RSUs under the 2005 Plan	10-Q	001-05647	10.1	October 28, 2009

10.55+	Mattel, Inc. Key Executive Life Insurance Plan (for Robert A. Eckert)	10-K	001-05647	10.109	February 26, 2007

10.56*	Mattel, Inc. Summary of Compensation of the Non-Employee Members of the Board of Directors

12.0*	Computation of Earnings to Fixed Charges

21.0*	Subsidiaries of the Registrant as of December 31, 2012

23.0*	Consent of Independent Registered Public Accounting Firm

24.0*	Power of Attorney (on page 107 of Form 10-K)

31.0*	Certification of Principal Executive Officer dated February 26, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated February 26, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated February 26, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

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
Kevin M. Farr Chief Financial Officer

Date: February 26, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Mattel, Inc., do hereby severally constitute and appoint Robert Normile, Andrew Paalborg, Christopher A. Sinclair, and Bryan G. Stockton, and each of them, our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable said Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRYAN G. STOCKTON Bryan G. Stockton	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2013

/s/ KEVIN M. FARR Kevin M. Farr	Chief Financial Officer (principal financial officer)	February 26, 2013

/s/ H. SCOTT TOPHAM H. Scott Topham	Senior Vice President and Corporate Controller (principal accounting officer)	February 26, 2013

/s/ MICHAEL J. DOLAN Michael J. Dolan	Director	February 26, 2013

/s/ TREVOR A. EDWARDS Trevor A. Edwards	Director	February 26, 2013

/s/ DR. FRANCES D. FERGUSSON Dr. Frances D. Fergusson	Director	February 26, 2013

/s/ DOMINIC NG Dominic Ng	Director	February 26, 2013

Signature	Title	Date

/s/ VASANT M. PRABHU Vasant M. Prabhu	Director	February 26, 2013

/s/ ANDREA L. RICH Andrea L. Rich	Director	February 26, 2013

/s/ DEAN A. SCARBOROUGH Dean A. Scarborough	Director	February 26, 2013

/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Director	February 26, 2013

/s/ DIRK VAN DE PUT Dirk Van De Put	Director	February 26, 2013

/s/ KATHY WHITE LOYD Kathy White Loyd	Director	February 26, 2013

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2012	$26,331	$15,395	(d)	$(8,227	)(a)	$33,499
Year ended December 31, 2011	21,775	6,160		(1,604	)(a)	26,331
Year ended December 31, 2010	24,530	4,464		(7,219	)(a)	21,775

Allowance for Inventory Obsolescence:
Year ended December 31, 2012	$39,247	$36,209		$(28,871	)(b)	$46,585
Year ended December 31, 2011	46,876	33,027		(40,656	)(b)	39,247
Year ended December 31, 2010	40,816	31,118		(25,058	)(b)	46,876

Income Tax Valuation Allowances:
Year ended December 31, 2012	$42,286	$38,740		$(13,321	)(c)	$67,705
Year ended December 31, 2011	44,917	7,394		(10,025	)(c)	42,286
Year ended December 31, 2010	112,048	12,120		(79,251	)(c)	44,917

(a)	Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.
(b)	Primarily relates to the disposal of related inventory and raw materials and currency translation adjustments.
(c)	Primarily represents projected utilization and write-offs of loss carryforwards for 2012; the utilization and write-offs of loss carryforwards for 2011 and the change in the projected utilization of loss carryforwards due to tax law changes extending the carryover periods in 2011; and projected utilization of foreign tax credits and utilization and write-offs of loss carryforwards for 2010.
(d)	Includes an allowance for doubtful accounts of $12.8 million related to a transaction that was not recognized in the statement of operations as the transaction did not meet the relevant revenue recognition criteria.