Form 10-Q
period 2013-03-31
MATTEL INC /DE/
filed 2013-04-22
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                       Yes  ☐     No  ☒

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 16, 2013:

345,397,958 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31, 2012	December 31, 2012
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$1,259,512	$784,626	$1,335,711
Accounts receivable, net	750,793	742,267	1,226,833
Inventories	599,901	603,736	465,057
Prepaid expenses and other current assets	545,312	374,368	529,204

Total current assets	3,155,518	2,504,997	3,556,805

Noncurrent Assets
Property, plant, and equipment, net	605,054	534,745	593,213
Goodwill	1,072,345	1,078,987	1,080,798
Other noncurrent assets	1,360,754	1,432,347	1,295,969

Total Assets	$6,193,671	$5,551,076	$6,526,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$4,996	$—	$9,844
Current portion of long-term debt	50,000	400,000	400,000
Accounts payable	257,926	270,344	385,375
Accrued liabilities	567,524	462,731	887,748
Income taxes payable	18,014	10,840	33,045

Total current liabilities	898,460	1,143,915	1,716,012

Noncurrent Liabilities
Long-term debt	1,600,000	1,150,000	1,100,000
Other noncurrent liabilities	647,023	616,073	643,729

Total noncurrent liabilities	2,247,023	1,766,073	1,743,729

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,752,662	1,696,961	1,727,682
Treasury stock at cost; 96.2 million shares, 100.9 million shares, and 99.1 million shares, respectively	(2,092,226)	(2,170,858)	(2,152,702)
Retained earnings	3,427,808	3,069,161	3,515,181
Accumulated other comprehensive loss	(481,425)	(395,545)	(464,486)

Total stockholders’ equity	3,048,188	2,641,088	3,067,044

Total Liabilities and Stockholders’ Equity	$6,193,671	$5,551,076	$6,526,785

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited; in thousands, except per share amounts)
Net Sales	$995,606	$928,449
Cost of sales	455,555	455,078

Gross Profit	540,051	473,371
Advertising and promotion expenses	104,540	97,859
Other selling and administrative expenses	369,680	346,776

Operating Income	65,831	28,736
Interest expense	20,337	21,105
Interest (income)	(1,400)	(1,745)
Other non-operating expense (income), net	2,729	(792)

Income Before Income Taxes	44,165	10,168
Provision for income taxes	5,654	2,339

Net Income	$38,511	$7,829

Net Income Per Common Share—Basic	$0.11	$0.02

Weighted average number of common shares	344,315	339,144

Net Income Per Common Share—Diluted	$0.11	$0.02

Weighted average number of common and potential common shares	348,795	343,660

Dividends Declared Per Common Share	$0.36	$0.31

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited; in thousands)
Net Income	$38,511	$7,829
Other Comprehensive (Loss) Income, Net of Tax:
Currency translation adjustments	(27,379)	55,303
Defined benefit pension plans net prior service cost and net actuarial loss	3,431	1,523

Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	8,138	(1,188)
Reclassification adjustment for realized gains included in net income	(1,129)	(4,538)

	7,009	(5,726)

Other Comprehensive (Loss) Income, Net of Tax	(16,939)	51,100

Comprehensive Income	$21,572	$58,929

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$38,511	$7,829
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	41,822	36,544
Amortization	4,410	3,867
Deferred income taxes	(16,350)	(15,533)
Tax benefits from share-based payment arrangements	(21,759)	(13,238)
Share-based compensation	13,862	11,853
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	472,404	554,003
Inventories	(140,840)	(96,550)
Prepaid expenses and other current assets	(9,458)	(18,691)
Accounts payable, accrued liabilities, and income taxes payable	(442,654)	(273,439)
Other, net	(2,395)	(25,987)

Net cash flows (used for) provided by operating activities	(62,447)	170,658

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(29,178)	(20,435)
Purchases of other property, plant, and equipment	(23,936)	(17,547)
Payments for acquisition, net of cash acquired	—	(684,522)
Proceeds from sale of other property, plant, and equipment	133	185
(Payments) proceeds from foreign currency forward exchange contracts	(12,619)	19,800

Net cash flows used for investing activities	(65,600)	(702,519)

Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(9,844)	(8,018)
Proceeds from short-term borrowings, net	4,996	—
Payment of credit facility renewal costs	(4,015)	—
Payments of long-term borrowings	(350,000)	—
Proceeds from long-term borrowings, net	495,260	—
Share repurchases	(32,240)	(32,233)
Payment of dividends on common stock	(124,077)	(105,170)
Proceeds from exercise of stock options	57,311	75,601
Other, net	19,869	11,303

Net cash flows provided by (used for) financing activities	57,260	(58,517)

Effect of Currency Exchange Rate Changes on Cash	(5,412)	5,891

Decrease in Cash and Equivalents	(76,199)	(584,487)
Cash and Equivalents at Beginning of Period	1,335,711	1,369,113

Cash and Equivalents at End of Period	$1,259,512	$784,626

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal recurring nature, considered necessary for a fair presentation of the financial position and interim results of Mattel, Inc. and its subsidiaries (“Mattel” or the “Company”) as of and for the periods presented have been included. Because Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America.

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2012 Annual Report on Form 10-K.

2.	Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts of $35.4 million, $19.7 million, and $33.5 million as of March 31, 2013, March 31, 2012, and December 31, 2012, respectively.

3.	Inventories

Inventories include the following:

	March 31, 2013	March 31, 2012	December 31, 2012
	(In thousands)
Raw materials and work in process	$107,166	$122,251	$79,216
Finished goods	492,735	481,485	385,841

	$599,901	$603,736	$465,057

4.	Property, Plant, and Equipment

Property, plant, and equipment, net includes the following:

	March 31, 2013	March 31, 2012	December 31, 2012
	(In thousands)
Land	$26,733	$26,692	$26,692
Buildings	273,479	264,235	268,381
Machinery and equipment	946,350	870,918	931,732
Tools, dies, and molds	692,215	634,859	674,119
Capital leases	23,271	23,271	23,271
Leasehold improvements	211,038	194,865	208,900

	2,173,086	2,014,840	2,133,095
Less: accumulated depreciation	(1,568,032)	(1,480,095)	(1,539,882)

	$605,054	$534,745	$593,213

5.	Goodwill

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

The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2013 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing foreign currency translation impact for these operating segments.

	December 31, 2012	Currency Exchange Rate Impact	March 31, 2013
	(In thousands)
North America	$546,898	$(2,442)	$544,456
International	320,169	(5,836)	314,333
American Girl	213,731	(175)	213,556

Total goodwill	$1,080,798	$(8,453)	$1,072,345

Acquisition of HIT Entertainment™

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

Mattel finalized the valuation of the assets acquired and liabilities assumed in the fourth quarter of 2012, which resulted in adjustments to the purchase price allocation during the measurement period. As such, Mattel has retrospectively adjusted the provisional amounts recorded in its consolidated balance sheet as of March 31, 2012 as if the valuation of the assets acquired and liabilities assumed was finalized as of the acquisition date. The retrospective adjustments resulted in an increase to the net liabilities assumed of approximately $11 million and goodwill of approximately $10 million, including a reduction to the consideration paid to acquire HIT Entertainment of approximately $1 million, which was also recognized as an increase to Mattel’s other current assets in the consolidated balance sheet. The reduction to the consideration paid also resulted in a retrospective adjustment to the consolidated statement of cash flows, which reduced cash flows used for investing activities and reduced cash flows provided by operating activities by approximately $1 million for the three months ended March 31, 2012. No retrospective adjustments have been made to the consolidated statement of operations for the three months ended March 31, 2012.

Additionally, during the three months ended March 31, 2013 and 2012, Mattel recognized approximately $2 million and $10 million of integration costs, respectively. Mattel also recognized approximately $6 million of transaction costs during the three months ended March 31, 2012. There were no transaction costs incurred during the three months ended March 31, 2013. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	March 31, 2013	March 31, 2012	December 31, 2012
	(In thousands)
Nonamortizable identifiable intangibles	$617,223	$617,223	$617,223
Deferred income taxes	411,298	500,176	374,667
Identifiable intangibles (net of amortization of $67.7 million, $58.1 million, and $64.9 million, respectively)	85,983	97,532	88,786
Other	246,250	217,416	215,293

	$1,360,754	$1,432,347	$1,295,969

In connection with the acquisition of HIT Entertainment, as more fully described in “Note 5 to the Consolidated Financial Statements—Goodwill,” Mattel recognized $495.0 million of nonamortizable identifiable intangible assets and $15.7 million of amortizable identifiable intangible assets, primarily related to intellectual property rights.

Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying values may exceed the fair values. As of March 31, 2013, Mattel had a nonamortizable intangible asset with a carrying value of approximately $113 million, and the fair value did not exceed its carrying value by a significant margin. Future changes in estimates resulting in lower than currently anticipated future cash flows and fair value could negatively affect the valuation of this asset, which may result in Mattel recognizing an impairment charge in the future.

Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

7.	Accrued Liabilities

Accrued liabilities include the following:

	March 31, 2013	March 31, 2012	December 31, 2012
	(In thousands)
Litigation accrual	$137,800	$—	$137,800
Royalties	37,903	25,033	97,051
Taxes other than income taxes	35,994	33,138	80,673
Advertising and promotion	26,060	49,884	87,878
Other	329,767	354,676	484,346

	$567,524	$462,731	$887,748

8.	Seasonal Financing

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group. The facility is used as a back-up to Mattel’s commercial paper program, which is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement governing the credit facility was amended and restated on March 11, 2013 to, among other things, (i) extend the maturity date of the credit facility to March 12, 2018, (ii) increase aggregate commitments under the credit facility to $1.60 billion, with an “accordion feature,” which allows Mattel to increase the aggregate availability under the credit facility to $1.85 billion under certain circumstances, (iii) decrease the applicable interest rate margins to a range of 0.00% to 0.75% above the applicable base rate for base rate loans and 0.88% to 1.75% above the applicable London Interbank Borrowing Rate (“LIBOR”) for Eurodollar rate loans, in each case depending on Mattel’s senior unsecured long-term debt rating, and (iv) decrease commitment fees to a range of 0.08% to 0.28% of the unused commitments under the credit facility.

The amended facility has a borrowing capacity of up to $1.60 billion over a term of five years. Prior to the amendment, the facility permitted Mattel to borrow up to $1.40 billion and had two years remaining to maturity. The proportion of unamortized debt issuance costs from the prior facility renewal related to creditors involved in both the prior facility and amended facility and borrowing costs incurred as a result of the amendment were deferred and will be amortized over the term of the amended facility.

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit facility agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the three months ended March 31, 2013.

The credit agreement is a material agreement and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel defaulted under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-term Debt

Long-term debt includes the following:

	March 31, 2013	March 31, 2012	December 31, 2012
	(In thousands)
Medium-term notes due November 2013	$50,000	$100,000	$50,000
2008 Senior Notes	—	350,000	350,000
2010 Senior Notes due October 2020 and October 2040	500,000	500,000	500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	—	—

	1,650,000	1,550,000	1,500,000
Less: current portion	(50,000)	(400,000)	(400,000)

Total long-term debt	$1,600,000	$1,150,000	$1,100,000

In March 2013, Mattel issued $250.0 million aggregate principal amount of 1.70% senior unsecured notes (“1.70% Senior Notes”) due March 15, 2018 and $250.0 million aggregate principal amount of 3.15% senior unsecured notes (“3.15% Senior Notes”) due March 15, 2023 (collectively, “2013 Senior Notes”). Interest on the 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Mattel may redeem all or part of the 1.70% Senior Notes at any time or from time to time at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to but excluding the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 15 basis points. Mattel may redeem all or part of the 3.15% Senior Notes at any time or from time to time prior to December 15, 2022 (three months prior to the maturity date of the 3.15% Senior Notes) at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to but excluding the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 20 basis points. Mattel may redeem all or part of the 3.15% Senior Notes at any time or from time to time on or after December 15, 2022 (three months prior to the maturity date for the 3.15% Senior Notes) at its option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to but excluding the redemption date.

During the first quarter of 2013, Mattel repaid $350.0 million aggregate principal amount of its 5.625% senior unsecured notes due March 15, 2013 (“2008 Senior Notes”) in connection with their scheduled maturity using proceeds from the issuance of the 2013 Senior Notes.

10.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	March 31, 2013	March 31, 2012	December 31, 2012
	(In thousands)
Benefit plan liabilities	$283,006	$271,780	$284,614
Noncurrent tax liabilities	213,917	202,900	213,658
Other	150,100	141,393	145,457

	$647,023	$616,073	$643,729

11.	Accumulated Other Comprehensive Income (Loss)

In 2013, Mattel adopted Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	For the Three Months Ended March 31, 2013
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2012	$(2,583)	$(190,656)	$(271,247)	$(464,486)
Other comprehensive income before reclassifications	8,138	311	(27,379)	(18,930)
Amounts reclassified from accumulated other comprehensive income	(1,129)	3,120	—	1,991

Net increase (decrease) in other comprehensive income	7,009	3,431	(27,379)	(16,939)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2013	$4,426	$(187,225)	$(298,626)	$(481,425)

	For the Three Months Ended March 31, 2012
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2011	$24,616	$(172,398)	$(298,863)	$(446,645)
Other comprehensive income before reclassifications	(1,188)	(2,555)	55,303	51,560
Amounts reclassified from accumulated other comprehensive income	(4,538)	4,078	—	(460)

Net (decrease) increase in other comprehensive income	(5,726)	1,523	55,303	51,100

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2012	$18,890	$(170,875)	$(243,560)	$(395,545)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income to the statement of operations:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts	$1,131	$4,623	Cost of sales
	(2)	(85)	Provision for income taxes

	$1,129	$4,538	Net income

Amortization of Defined Benefit Pension Plans
Prior service credit (cost)	$126	$(10)	(a)
Actuarial loss	(5,146)	(5,768)	(a)

	(5,020)	(5,778)
	1,900	1,700	Provision for income taxes

	$(3,120)	$(4,078)	Net income

(a)	The amortization of prior service credit (cost) and actuarial loss is included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Currency translation adjustments resulted in a net loss of $27.4 million for the three months ended March 31, 2013, primarily due to the weakening of the Euro and British pound sterling against the US dollar, partially offset by the strengthening of the Mexican peso and Brazilian real. Currency translation adjustments resulted in a net gain of $55.3 million for the three months ended March 31, 2012, primarily due to the strengthening of the Euro, Mexican peso, Brazilian real, and British pound sterling against the US dollar.

12.	Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of March 31, 2013, March 31, 2012, and December 31, 2012, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.55 billion, $1.39 billion, and $1.36 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		March 31, 2013	March 31, 2012	December 31, 2012
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$10,868	$19,553	$3,064
Foreign currency forward exchange contracts	Other noncurrent assets	—	18	4

Total derivatives designated as hedging instruments		$10,868	$19,571	$3,068

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		March 31, 2013	March 31, 2012	December 31, 2012
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$3,664	$1,927	$8,093
Foreign currency forward exchange contracts	Other noncurrent liabilities	—	9	177

Total derivatives designated as hedging instruments		$3,664	$1,936	$8,270

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$1,240	$2,035	$487

Total		$4,904	$3,971	$8,757

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended March 31, 2013		For the Three Months Ended March 31, 2012		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$8,138	$1,129	$(1,188)	$4,538	Cost of sales

The net gains of $1.1 million and $4.5 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(13,775)	$20,448	Non-operating income/expense
Foreign currency forward exchange contracts	403	247	Cost of sales

Total	$(13,372)	$20,695

The net loss of $13.4 million and net gain of $20.7 million recognized in the consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

13.	Fair Value Measurements

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$10,868	$—	$10,868
Auction rate securities (b)	—	—	21,504	21,504

Total assets	$—	$10,868	$21,504	$32,372

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$4,904	$—	$4,904

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$19,571	$—	$19,571
Auction rate securities (b)	—	—	16,104	16,104

Total assets	$—	$19,571	$16,104	$35,675

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$3,971	$—	$3,971

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$3,068	$—	$3,068
Auction rate securities (b)	—	—	19,256	19,256

Total assets	$—	$3,068	$19,256	$22,324

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$8,757	$—	$8,757

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)	The fair value of the auction rate securities is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, (iii) illiquidity considerations, and (iv) market correlation.

The following table presents information about Mattel’s assets measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2012	$19,256
Unrealized gain	2,248

Balance at March 31, 2013	$21,504

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying value of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $1.77 billion (compared to a carrying value of $1.65 billion) as of March 31, 2013, $1.63 billion (compared to a carrying value of $1.55 billion) as of March 31, 2012, and $1.63 billion (compared to a carrying value of $1.50 billion) as of December 31, 2012. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

14.	Earnings Per Share

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands, except per share amounts)
Basic:
Net income	$38,511	$7,829
Less net income allocable to participating RSUs (a)	(401)	(98)

Net income available for basic common shares	$38,110	$7,731

Weighted average common shares outstanding	344,315	339,144

Basic net income per common share	$0.11	$0.02

Diluted:
Net income	$38,511	$7,829
Less net income allocable to participating RSUs (a)	(412)	(112)

Net income available for diluted common shares	$38,099	$7,717

Weighted average common shares outstanding	344,315	339,144
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	4,480	4,516

Weighted average number of common and potential common shares	348,795	343,660

Diluted net income per common share	$0.11	$0.02

(a)	During the three months ended March 31, 2013 and 2012, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 0.1 million shares were excluded from the calculation of diluted net income per common share for both the three months ended March 31, 2013 and 2012 because they were antidilutive.

15.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Note 4 to the Consolidated Financial Statements in its 2012 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Service cost	$3,899	$3,319
Interest cost	6,630	7,492
Expected return on plan assets	(7,329)	(7,760)
Amortization of prior service (credit) cost	(126)	10
Recognized actuarial loss	5,106	5,738

	$8,180	$8,799

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Service cost	$22	$19
Interest cost	338	345
Recognized actuarial loss	40	30

	$400	$394

During the three months ended March 31, 2013, Mattel made cash contributions totaling approximately $5 million to its defined benefit pension plans.

16.	Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in Note 7 to the Consolidated Financial Statements in its 2012 Annual Report on Form 10-K. Under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel’s common stock on the applicable grant date and expire no later than ten years from the date of grant. Both stock options and time-vesting RSUs generally provide for vesting over a period of three years from the date of grant.

Compensation expense, included within other selling and administrative expenses, related to stock options and RSUs is as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Stock option compensation expense	$2,609	$3,255
RSU compensation expense	11,253	8,598

	$13,862	$11,853

As of March 31, 2013, total unrecognized compensation cost related to unvested share-based payments totaled $63.7 million and is expected to be recognized over a weighted-average period of 1.8 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the three months ended March 31, 2013 and 2012 was $57.3 million and $75.6 million, respectively.

17.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Design and development	$47,973	$46,624
Identifiable intangible asset amortization	2,803	2,634

18.	Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in non-operating (expense) income, net in the consolidated statements of operations. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Operating income	$10,880	$13,581
Other non-operating (expense) income, net	132	102

Net transaction gains	$11,012	$13,683

19.	Income Taxes

Mattel’s provision for income taxes was $5.7 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, Mattel recognized net discrete tax benefits of $4.0 million primarily related to the signing of the American Taxpayer Relief Act (“Tax Act”) on January 2, 2013, which extended the Research and Development tax credit retroactively for the 2012 tax year. During the three months ended March 31, 2012, Mattel did not recognize discrete tax benefit or expense.

In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. In March 2013, Mattel met with the IRS Office of Appeals to begin resolution discussions related to the issues that remained unresolved following the IRS’s examination of Mattel’s 2008 and 2009 federal income tax returns. Mattel anticipates the appeals process will involve multiple meetings before these disputed issues are resolved. Mattel continues to believe in its interpretations of the relevant legal, administrative, and other applicable guidance on the tax issues disputed by the IRS. However, if the disputed issues are resolved in a manner inconsistent with Mattel’s expectations, such an outcome could have a material impact on its financial statements. While it is reasonably possible that a significant increase or decrease in Mattel’s unrecognized tax benefits may occur in the next twelve months related to the IRS appeals, given the uncertainty regarding timing and possible outcomes of the appeals process, a current estimate of the range of reasonably possible outcomes cannot be made at this time. Based on the current status of state and foreign audits, Mattel may recognize a benefit of up to approximately $11 million related to the settlement of tax audits and/or the expiration of statutes of limitations in the next twelve months. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

20.	Contingencies

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

Mattel appealed the judgment, challenging on appeal the entirety of the District Court’s monetary award in favor of MGA, including both the award of $170 million in damages for alleged trade secret misappropriation and approximately $140 million in attorney’s fees and costs. On January 24, 2013, the Ninth Circuit Court of Appeals issued a ruling on Mattel’s appeal. In that ruling, the Court found that MGA’s claim for trade secrets misappropriation was not compulsory to any Mattel claim and could not be filed as a counterclaim-in-reply. Accordingly, the Court of Appeals vacated the portion of the judgment awarding damages and attorney’s fees and costs to MGA for prevailing on its trade secrets misappropriation claim, totaling approximately $172.5 million. It ruled that, on remand, the District Court must dismiss MGA’s trade secret claim without prejudice. In its ruling, the Court of Appeals also affirmed the District Court’s award of attorney’s fees and costs under the Copyright Act. Accordingly, Mattel recorded a litigation accrual of $137.8 million during the fourth quarter of 2012 to cover these fees and costs.

On February 27, 2013, MGA filed a motion to amend its complaint to reassert the trade secret claim that the Court of Appeals ordered dismissed without prejudice. Mattel believes that it has strong arguments that such an amendment is improper in federal court because the claim is purely one of state law and that even if amendment is allowed, or if MGA were to file the claim in state court, the claim is barred by the statute of limitations, among other defenses, and should be dismissed without a trial.

Litigation Related to Yellowstone do Brasil Ltda.

Yellowstone do Brasil Ltda. (formerly known as Trebbor Informática Ltda.) was a customer of Mattel’s subsidiary Mattel do Brasil Ltda. when a commercial dispute arose between Yellowstone and Mattel do Brasil regarding the supply of product and related payment terms. As a consequence of the dispute, in April 1999, Yellowstone filed a declarative action against Mattel do Brasil requesting the annulment of its security bonds and promissory notes given to Mattel as well as requesting the court to find Mattel do Brasil liable for damages incurred as a result of Mattel do Brasil’s alleged abrupt and unreasonable breach of an oral exclusive distribution agreement between the parties relating to the supply and sale of toys in Brazil. Yellowstone’s complaint sought alleged loss of profits of approximately $0.5 million, plus an unspecified amount of damages consisting of: (i) compensation for all investments made by Yellowstone to develop Mattel do Brasil’s business; (ii) reimbursement of the amounts paid by Yellowstone to terminate labor and civil contracts in connection with the business; (iii) compensation for alleged unfair competition and for the goodwill of trade; and (iv) compensation for non-pecuniary damages.

Mattel do Brasil filed its defenses to these claims and simultaneously presented a counterclaim for unpaid accounts receivable for goods supplied to Yellowstone in the approximate amount of $3.5 million.

During the evidentiary phase a first accounting report was submitted by a court-appointed expert. Such report stated that Yellowstone had invested approximately $2.8 million in its business. Additionally, the court-appointed expert calculated a loss of profits compensation of approximately $1.2 million. Mattel do Brasil challenged the report since it was not made based on the official accounting documents of Yellowstone and since the report calculated damages based only on documents unilaterally submitted by Yellowstone.

The trial court accepted the challenge and ruled that a second accounting examination should take place in the lawsuit. Yellowstone appealed the decision but it was upheld by the appeals court.

The second court-appointed expert’s report submitted at trial did not assign a value to any of Yellowstone’s claims and found no evidence of causation between Mattel do Brasil’s actions and such claims.

In January 2010, the trial court ruled in favor of Mattel do Brasil and denied all of Yellowstone’s claims based primarily on the lack of any causal connection between the acts of Mattel do Brasil and Yellowstone’s alleged damages. Additionally, the court upheld Mattel do Brasil’s counterclaim and ordered Yellowstone to pay Mattel do Brasil approximately $3.8 million. The likelihood of Mattel do Brasil recovering this amount was uncertain due to the fact that Yellowstone was declared insolvent and filed for bankruptcy protection. In February 2010, Yellowstone filed a motion seeking clarification of the decision which was denied.

In September 2010, Yellowstone filed a further appeal. Under Brazilian law, the appeal is de novo and Yellowstone restated all of the arguments it made at the trial court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The appeals court held hearings on the appeal in March and April 2013. A final judgment is expected in the second quarter of 2013.

Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to $25 million. The high end of this range, $25 million, is based on the calculation of the current amount of the damages and loss of profits, including interest and inflation adjustments, reported in the first court-appointed examination report submitted in the lawsuit, plus attorney’s fees. Mattel do Brasil may be entitled to a recovery or a legal offset of approximately $7.8 million, including inflation adjustments (interest does not accrue on the counterclaim due to the fact that Yellowstone is in bankruptcy), if it succeeds on its counterclaim. No amounts have been accrued as of March 31, 2013 with respect to this matter.

21.	Segment Information

Mattel sells a broad variety of toy products which are grouped into three major brand categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie”), Polly Pocket®, Little Mommy®, Disney Classics®, and Monster High® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS®, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, Batman® , and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, and Imaginext® (collectively “Core Fisher-Price”), Dora the Explorer®, Go Diego Go!®, Thomas & Friends, Mickey Mouse® Clubhouse, Disney Jake and the Never Land Pirates®, and See ‘N Say® (collectively “Fisher-Price Friends”), and Power Wheels®.

American Girl Brands—including My American Girl®, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

Mattel’s operating segments are: (i) North America, which consists of the US and Canada, (ii) International, and (iii) American Girl. The North America and International segments sell products in the Mattel Girls & Boys Brands and Fisher-Price Brands categories, although some are developed and adapted for particular international markets.

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

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Revenues by Segment
North America	$456,469	$451,603
International	527,011	483,974
American Girl	104,950	81,623

Gross sales	1,088,430	1,017,200
Sales adjustments	(92,824)	(88,751)

Net sales	$995,606	$928,449

Segment Income
North America	$68,127	$64,005
International	61,995	39,271
American Girl	11,955	1,428

	142,077	104,704
Corporate and other expense (a)	(76,246)	(75,968)

Operating income	65,831	28,736
Interest expense	20,337	21,105
Interest (income)	(1,400)	(1,745)
Other non-operating expense (income), net	2,729	(792)

Income before income taxes	$44,165	$10,168

(a)	Corporate and other expense includes share-based compensation expense of $13.9 million and $11.9 million for the three months ended March 31, 2013 and 2012, respectively, and severance expense of $5.5 million and $5.1 million for the three months ended March 31, 2013 and 2012, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	March 31, 2013	March 31, 2012	December 31, 2012
	(In thousands)
Assets by Segment
North America	$475,702	$487,674	$694,479
International	683,083	656,308	807,911
American Girl	94,569	94,288	90,335

	1,253,354	1,238,270	1,592,725
Corporate and other	97,340	107,733	99,165

Accounts receivable and inventories, net	$1,350,694	$1,346,003	$1,691,890

The table below presents worldwide revenues by brand category:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$692,170	$622,242
Fisher-Price Brands	287,265	310,169
American Girl Brands	100,455	76,027
Other	8,540	8,762

Gross sales	1,088,430	1,017,200
Sales adjustments	(92,824)	(88,751)

Net sales	$995,606	$928,449

22.	Subsequent Event

On April 17, 2013, Mattel announced that its Board of Directors declared a second quarter dividend of $0.36 per common share. The dividend is payable on June 14, 2013 to stockholders of record on May 23, 2013.

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

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Mattel is including this Cautionary Statement to caution readers and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “aims,” “estimates,” “projects” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. These forward-looking statements are all based on currently available operating, financial, economic and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties detailed in Part 1, Item 1A “Risk Factors” in Mattel’s 2012 Annual Report on Form 10-K.

Overview

Mattel designs, manufactures, and markets a broad variety of toy products worldwide which are sold to its customers and directly to consumers. Mattel’s vision is “creating the future of play.” Mattel’s objectives are to grow its share in the marketplace, continue to improve its operating margins, and create long-term stockholder value. To achieve these objectives, management has established the following strategies:

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

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie fashion dolls and accessories (“Barbie”), Polly Pocket, Little Mommy, Disney Classics, and Monster High (collectively “Other Girls Brands”), Hot Wheels, Matchbox, and Tyco R/C vehicles and play sets (collectively “Wheels”), and CARS, Radica, Toy Story, Max Steel, WWE Wrestling, Batman, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price, Little People, BabyGear, and Imaginext (collectively “Core Fisher-Price”), Dora the Explorer, Go Diego Go!, Thomas & Friends, Mickey Mouse Clubhouse, Disney Jake and the Never Land Pirates, and See ‘N Say (collectively “Fisher-Price Friends”), and Power Wheels.

American Girl Brands—including My American Girl, the historical collection, and Bitty Baby. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

First Quarter 2013 Overview

In the first quarter of 2013, Mattel continued the momentum gained in 2012, which helped Mattel to deliver strong financial results, including solid revenue growth across its portfolio of brands, countries, and customers. More specifically:

•

Net sales for the first quarter of 2013 were $995.6 million, up 7% as compared to 2012, driven primarily by higher sales of its Girls portfolio of brands, specifically Monster High and American Girl products.

•

Gross profit as a percentage of net sales increased to 54.2% in the first quarter of 2013 from 51.0% in 2012, which is consistent with Mattel’s near-term goal of sustaining gross margins within the low-to-mid 50% range. The increase was driven primarily by favorable product mix, including higher sales of dolls, principally Monster High and American Girl products, price increases partially offset by higher input costs, and savings from Mattel’s Operational Excellence 3.0 initiatives.

•

Operating income in the first quarter of 2013 was $65.8 million, as compared to $28.7 million in 2012. The increase in operating income was driven primarily by higher gross margins and higher sales volume, partially offset by higher other selling and administrative expenses.

•	Mattel’s Operational Excellence 3.0 program generated gross cost savings of approximately $5 million during the first quarter of 2013.

Results of Operations—First Quarter

Consolidated Results

Net sales for the first quarter of 2013 were $995.6 million, a 7% increase, as compared to $928.4 million in 2012, with unfavorable changes in currency exchange rates of 1 percentage point. Net income for the first quarter of 2013 was $38.5 million, or $0.11 per diluted share, as compared to net income of $7.8 million, or $0.02 per diluted share, in 2012. Net income for the first quarter of 2013 was positively impacted by higher net sales, higher gross margins, and a lower effective tax rate, partially offset by higher other selling and administrative expenses and higher advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the first quarter of 2013 and 2012 (in millions, except percentage and basis point information):

	For the Three Months Ended March 31,				Year/Year Change
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$995.6	100.0%	$928.4	100.0%	7%	—

Gross profit	$540.1	54.2%	$473.4	51.0%	14%	320
Advertising and promotion expenses	104.5	10.5%	97.9	10.5%	7%	—
Other selling and administrative expenses	369.7	37.1%	346.8	37.4%	7%	–30

Operating income	65.8	6.6%	28.7	3.1%	129%	350
Interest expense	20.3	2.0%	21.1	2.3%	–4%	–30
Interest (income)	(1.4)	–0.1%	(1.7)	–0.2%	–20%	10
Other non-operating expense (income), net	2.7		(0.8)

Income before income taxes	$44.2	4.4%	$10.2	1.1%	334%	330

Sales

Net sales for the first quarter of 2013 were $995.6 million, a 7% increase, as compared to $928.4 million in 2012, with unfavorable changes in currency exchange rates of 1 percentage point. Gross sales within the North

American Region, which includes the North America and American Girl segments, increased 5% in the first quarter of 2013, as compared to 2012, with no impact from changes in currency exchange rates. The increase in gross sales within the North American Region was driven primarily by higher sales of Monster High and American Girl products. Gross sales within the North American Region accounted for approximately 52% of consolidated gross sales in both the first quarter of 2013 and 2012. Gross sales in the International Region, which includes the International segment, increased 9% in the first quarter of 2013, as compared to 2012, with unfavorable changes in currency exchange rates of 2 percentage points.

Cost of Sales

Cost of sales as a percentage of net sales was 45.8% in the first quarter of 2013, as compared to 49.0% in 2012. Cost of sales of $455.6 million in 2013 was relatively flat with cost of sales of $455.1 million in 2012, as compared to a 7% increase in net sales. Within cost of sales, product and other costs decreased by $5.9 million, or 2%, from $367.5 million in the first quarter of 2012 to $361.6 million in 2013; freight and logistics expenses increased by $2.9 million, or 5%, from $57.3 million in the first quarter of 2012 to $60.2 million in 2013; and royalty expense increased by $3.5 million, or 12%, from $30.3 million in the first quarter of 2012 to $33.8 million in 2013.

Gross Profit

Gross profit as a percentage of net sales increased to 54.2% in the first quarter of 2013 from 51.0% in 2012. The increase in gross profit as a percentage of net sales was a result of favorable product mix, price increases partially offset by higher input costs, and savings from Mattel’s Operational Excellence 3.0 initiatives.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, and (iii) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses, as a percentage of net sales, were flat at 10.5% during the first quarter of 2013 and 2012.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $369.7 million in the first quarter of 2013, as compared to $346.8 million in 2012, or 37.1% of net sales in 2013, as compared to 37.4% of net sales in 2012. The significant changes in other selling and administrative expenses included higher employee-related expenses and investments in strategic initiatives of approximately $21 million, partially offset by lower acquisition and integration costs associated with the HIT acquisition in 2012 of approximately $14 million. The increase was also driven by higher incentive and equity compensation and the ongoing costs associated with prior year strategic initiatives, including HIT Entertainment and Mattel’s Russia subsidiary.

Non-Operating Items

Interest expense decreased from $21.1 million in the first quarter of 2012 to $20.3 million in 2013, driven by lower average interest rates. Other non-operating expense was $2.7 million in the first quarter 2013, as compared to $0.8 million of other non-operating income in 2012. The change in other non-operating expense was driven primarily by unrealized foreign currency exchange losses in 2013 related to the devaluation of the Venezuelan bolivar fuerte.

Provision for Income Taxes

Mattel’s provision for income taxes was $5.7 million in the first quarter of 2013, as compared to $2.3 million in the first quarter of 2012. In the first quarter of 2013, Mattel recognized net discrete tax benefits of $4.0 million primarily related to enacted tax law changes. In the first quarter of 2012, Mattel did not recognize any discrete tax benefits or expenses.

North America Segment

Gross sales for the North America segment were $456.5 million in the first quarter of 2013, up $4.9 million or 1%, as compared to $451.6 million in 2012, with no impact from changes in currency exchange rates. Gross sales of Mattel Girls & Boys Brands increased 7%, driven primarily by higher sales of Monster High products, partially offset by lower sales of Barbie and Hot Wheels products. Gross sales of Barbie decreased 7%. Gross sales of Other Girls Brands increased 42%, driven primarily by higher sales of Monster High products, partially offset by lower sales of Disney Princess® products. Gross sales of Wheels products decreased 3%, driven primarily by lower sales of Hot Wheels products. Gross sales of Entertainment products increased 3%, driven primarily by higher sales of Batman, WWE, and CARS products. Gross sales of Fisher-Price Brands decreased 9%, driven by lower sales of Core Fisher-Price products, partially offset by higher sales of Fisher-Price Friends products. Gross sales of Core Fisher-Price products decreased 16%, with unfavorable changes in currency exchange rates of 1 percentage point. Gross sales of Fisher-Price Friends products increased 30%, driven primarily by higher sales of Thomas & Friends and Disney Jake and the Never Land Pirates products. Cost of sales decreased 4% in the first quarter of 2013, as compared to a 2% increase in net sales, driven primarily by lower product and other costs, partially offset by higher royalty expense. Gross margins increased as a result of favorable product mix, price increases partially offset by higher input costs, and savings from Operational Excellence 3.0 programs.

North America segment income increased 6% to $68.1 million in the first quarter of 2013, as compared to $64.0 million in 2012, driven primarily by higher net sales and higher gross margins, partially offset by higher other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the first quarter of 2013 versus 2012:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	9	–2
Europe	13	–1
Latin America	–2	–4
Asia Pacific	8	–4

Gross sales for the International segment were $527.0 million in the first quarter of 2013, up $43.0 million or 9%, as compared to $484.0 million in 2012, with unfavorable changes in currency exchange rates of 2 percentage points. Gross sales of Mattel Girls & Boys Brands increased 14%, with unfavorable changes in currency exchange rates of 3 percentage points. Gross sales of Barbie increased 2%, with unfavorable changes in currency exchange rates of 2 percentage points. Gross sales of Other Girls Brands increased 69%, with unfavorable changes in currency exchange rates of 2 percentage points, driven primarily by higher sales of Monster High products. Gross sales of Wheels products decreased 1%, with unfavorable changes in currency exchange rates of 2 percentage points. Gross sales of Entertainment products were flat, with unfavorable changes in currency exchange rates of 3 percentage points. Gross sales of Fisher-Price Brands decreased 5%, with unfavorable changes in currency exchange rates of 1 percentage point. Gross sales of Core Fisher-Price products decreased 11%, with unfavorable changes in currency exchange rates of 2 percentage points. Gross sales of

Fisher-Price Friends products increased 11%, with no impact from changes in currency exchange rates, driven primarily by higher sales of Thomas & Friends and Disney Jake and the Never Land Pirates products. Cost of sales increased 1% in the first quarter of 2013, as compared to a 9% increase in net sales, driven primarily by higher royalty expenses and higher freight and logistics expenses, partially offset by lower product and other costs. Gross margins increased as a result of favorable product mix and price increases partially offset by higher input costs.

International segment income increased 58% to $62.0 million in the first quarter of 2013, as compared to $39.3 million in 2012, driven primarily by higher net sales and higher gross margins, partially offset by higher advertising and promotion expenses and higher other selling and administrative expenses, primarily related to higher employee-related costs and investments in strategic initiatives.

American Girl Segment

Gross sales for the American Girl segment were $105.0 million in the first quarter of 2013, up $23.4 million or 29%, as compared to $81.6 million in 2012, with no impact from changes in currency exchange rates. The increase in gross sales was driven primarily by sales of American Girl doll products, including Saige™, the 2013 Girl of the Year® doll, and sales growth was experienced through all retail channels. Cost of sales increased 20% in the first quarter of 2013, as compared to a 29% increase in net sales, driven primarily by higher product and other costs and higher freight and logistics expenses. Gross margins increased as a result of favorable product mix and price increases.

American Girl segment income increased to $12.0 million in the first quarter of 2013, as compared to $1.4 million in 2012, driven primarily by higher net sales and higher gross margins, partially offset by higher other selling and administrative expenses, primarily related to retail expansion and information technology initiatives.

Operational Excellence 3.0

During 2012, Mattel completed the second phase of its cost savings program, Operational Excellence 2.0, which delivered cumulative gross cost savings of $187 million (or approximately $148 million in net cost savings) in 2011 and 2012. Beginning in 2013, Mattel initiated the third phase of its cost savings program, Operational Excellence 3.0, which is targeting cumulative cost savings of approximately $150 million by the end of 2014, with up to 70% of the expected savings to be realized in gross margin. The cost savings program is designed to generate sustainable cost savings through the following primary initiatives:

•	Manufacturing efficiencies through automation, Lean, design for manufacturing, enterprise quality, and packaging optimization,

•	Indirect procurement,

•	Operational efficiencies, and

•	Enhanced International clustering.

Mattel recognized gross cost savings before severance charges and investments of approximately $5 million in the first quarter of 2013. Of the gross cost savings realized, approximately $3 million was reflected within gross profit and approximately $2 million was reflected within other selling and administrative expenses.

Income Taxes

Mattel’s provision for income taxes was $5.7 million in the first quarter of 2013, as compared to $2.3 million in the first quarter of 2012. In the first quarter of 2013, Mattel recognized net discrete tax benefits of $4.0 million primarily related to enacted tax law changes. In the first quarter of 2012, Mattel did not recognize any discrete tax benefits or expenses.

In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. In March 2013, Mattel met with the IRS Office of Appeals to begin resolution discussions related to the issues that remained unresolved following the IRS’s examination of Mattel’s 2008 and 2009 federal income tax returns. Mattel anticipates the appeals process will involve multiple meetings before these disputed issues are resolved. Mattel continues to believe in its interpretations of the relevant legal, administrative, and other applicable guidance on the tax issues disputed by the IRS. However, if the disputed issues are resolved in a manner inconsistent with Mattel’s expectations, such an outcome could have a material impact on its financial statements. While it is reasonably possible that a significant increase or decrease in Mattel’s unrecognized tax benefits may occur in the next twelve months related to the IRS appeals, given the uncertainty regarding timing and possible outcomes of the appeals process, a current estimate of the range of reasonably possible outcomes cannot be made at this time. Based on the current status of state and foreign audits, Mattel may recognize a benefit of up to approximately $11 million related to the settlement of tax audits and/or the expiration of statutes of limitations in the next twelve months. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, including Mattel’s commercial paper program and its $1.60 billion domestic unsecured committed revolving credit facility, and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as global economic crises and tight credit environments, an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper market and its $1.60 billion domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. As of March 31, 2013, Mattel had available incremental borrowing resources totaling $1.60 billion under its domestic unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

Mattel monitors the third-party depository institutions that hold the Company’s cash and equivalents. Mattel’s emphasis is primarily on the safety and liquidity of principal, and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize risks.

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

Over the long term, assuming cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to stockholders through cash dividends and share repurchases. Mattel’s share repurchase program has no expiration date, and repurchases will take place from time to time, depending on market conditions. The ability to successfully implement the capital deployment plan is directly dependent on Mattel’s ability to generate strong cash flows from operating activities. There is no assurance that Mattel will continue to generate strong cash flows from operating activities or achieve its targeted goals for investing activities.

Operating Activities

Cash flows used for operating activities were $62.4 million in the first three months of 2013, as compared to cash flows provided by operating activities of $170.7 million for the same period in 2012. The change in cash flows from operating activities was primarily due to higher working capital usage, partially offset by higher net income.

Investing Activities

Cash flows used for investing activities were $65.6 million in the first three months of 2013, as compared to $702.5 million for the same period in 2012. The decrease in cash flows used for investing activities was primarily due to the acquisition of HIT Entertainment in 2012.

Financing Activities

Cash flows provided by financing activities were $57.3 million in the first three months of 2013, as compared to cash flows used for financing of $58.5 million for the same period in 2012. The change in cash flows from financing activities was primarily due to net proceeds from long-term borrowings, partially offset by repayments of long-term borrowings, higher dividend payments, and lower proceeds from the exercise of stock options.

Seasonal Financing

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group. The facility is used as a back-up to Mattel’s commercial paper program, which is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement governing the credit facility was amended and restated on March 11, 2013 to, among other things, (i) extend the maturity date of the credit facility to March 12, 2018, (ii) increase aggregate commitments under the credit facility to $1.60 billion, with an “accordion feature,” which allows Mattel to increase the aggregate availability under the credit facility to $1.85 billion under certain circumstances, (iii) decrease the applicable interest rate margins to a range of 0.00% to 0.75% above the applicable base rate for base rate loans and 0.88% to 1.75% above the applicable LIBOR for Eurodollar rate loans, in each case depending on Mattel’s senior unsecured long-term debt rating, and (iv) decrease commitment fees to a range of 0.08% to 0.28% of the unused commitments under the credit facility.

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the three months ended March 31, 2013. As of March 31, 2013, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.33 to 1 (compared to a maximum allowed of 3.00 to 1), and Mattel’s interest coverage ratio was 14.17 to 1 (compared to a minimum required of 3.50 to 1).

The credit agreement is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel defaulted under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. Mattel expects to extend the majority of these credit lines throughout 2013.

Mattel believes its cash on hand, amounts available under its domestic unsecured committed revolving credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2013.

Financial Position

Mattel’s cash and equivalents decreased $76.2 million to $1.26 billion at March 31, 2013, as compared to $1.34 billion at December 31, 2012. The decrease was driven primarily by the repayment of the 2008 Senior Notes, dividend payments, and seasonal working capital usage, partially offset by net proceeds from the issuance of the 2013 Senior Notes.

Accounts receivable decreased $476.0 million to $750.8 million at March 31, 2013, as compared to $1.23 billion at December 31, 2012. Inventory increased $134.8 million to $599.9 million at March 31, 2013, as compared to $465.1 million at December 31, 2012. The decrease in accounts receivable and increase in inventory were driven primarily by the seasonality of Mattel’s business.

Accounts payable and accrued liabilities decreased $447.7 million to $825.5 million at March 31, 2013, as compared to $1.27 billion at December 31, 2012. The decrease was driven primarily by the seasonality of Mattel’s business, including the timing of incentive compensation payments.

As of March 31, 2013, Mattel had foreign short-term borrowings outstanding of $5.0 million, a decrease of $4.8 million from December 31, 2012. The current portion of long-term debt decreased $350.0 million to $50.0 million at March 31, 2013, as compared to $400.0 million at December 31, 2012, due to the repayment of the 2008 Senior Notes. Long-term debt, net of current portion, increased by $500.0 million to $1.60 billion as of March 31, 2013, compared to $1.10 billion as of December 31, 2012, due to the issuance of $500.0 million aggregate principal amount of 2013 Senior Notes.

A summary of Mattel’s capitalization is as follows:

	March 31, 2013		March 31, 2012		December 31, 2012
	(In millions, except percentage information)
Medium-term notes	$—	—%	$50.0	1%	$—	—%
2010 Senior Notes	500.0	9	500.0	11	500.0	10
2011 Senior Notes	600.0	12	600.0	14	600.0	13
2013 Senior Notes	500.0	9	—	—	—	—

Total noncurrent long-term debt	1,600.0	30	1,150.0	26	1,100.0	23
Other noncurrent liabilities	647.0	12	616.1	14	643.7	13
Stockholders’ equity	3,048.2	58	2,641.1	60	3,067.0	64

	$5,295.2	100%	$4,407.2	100%	$4,810.7	100%

Mattel’s debt-to-total-capital ratio, including short-term borrowings and current portion of long-term debt, decreased from 37.0% at March 31, 2012 to 35.2% at March 31, 2013 primarily as a result of the increase in stockholders’ equity. Mattel’s objective is to maintain a year-end debt-to-capital ratio of about 35%.

Litigation

See Part II, Item 1 “Legal Proceedings.”

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2012 and did not change during the first three months of 2013.

New Accounting Pronouncements

There have been no new accounting pronouncements issued but not yet adopted that are expected to materially affect Mattel’s financial condition or results of operations.

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

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Revenues by Segment
North America	$456,469	$451,603
International	527,011	483,974
American Girl	104,950	81,623

Gross sales	1,088,430	1,017,200
Sales adjustments	(92,824)	(88,751)

Net sales	$995,606	$928,449

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Indonesian rupiah are the primary transactions that caused foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure, using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating expense (income), net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures were related to its net investments in entities having functional currencies denominated in the Euro, Mexican peso, Brazilian real, and British pound sterling.

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

Venezuelan Operations

Since January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary uses the US dollar as its functional currency, and monetary assets and liabilities denominated in Venezuelan bolivar fuertes generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the US dollar. Since 2010, Mattel’s Venezuelan subsidiary used the Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”) rate, which was controlled by the Central Bank of Venezuela, to remeasure monetary assets and liabilities denominated in Venezuelan bolivar fuertes. The SITME rate was quoted at 5.30 Venezuelan bolivar fuertes per US dollar at December 31, 2012.

During the first quarter of 2013, the Central Bank of Venezuela revised its official exchange rate to 6.30 Venezuelan bolivar fuertes per US dollar and eliminated the SITME rate. The change in the exchange rate resulted in an unrealized foreign currency exchange loss of approximately $5 million, which was primarily recognized within other non-operating expense (income), net in the consolidated statements of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Bryan G. Stockton, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The content of Item 1 “Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in Mattel’s 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

During the first quarter of 2013, Mattel did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the first quarter of 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—31
Repurchase program (1)	236,601	$36.38	236,601	$340,749,504
Employee transactions (2)	8,261	36.51	N/A	N/A
February 1—28
Repurchase program (1)	3,019	36.89	3,019	340,638,138
Employee transactions (2)	5,164	38.88	N/A	N/A
March 1—31
Repurchase program (1)	—	—	—	340,638,138
Employee transactions (2)	2,525	43.73	N/A	N/A

Total
Repurchase program (1)	239,620	$36.38	239,620	$340,638,138
Employee transactions (2)	15,950	38.42	N/A	N/A

(1)	Mattel announced its share repurchase program in July 2003. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
(2)	Includes the sale of shares for employee tax withholding obligations that occur upon vesting of restricted stock units.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

4.1	Form of 1.700% Notes due 2018	8-K	001-05647	4.1	March 7, 2013

4.2	Form of 3.150% Notes due 2023	8-K	001-05647	4.2	March 7, 2013

10.1	Sixth Amended and Restated Credit Agreement dated as of March 11, 2013, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, N.A. and Citibank N.A., as Co-Syndication Agents, Société Générale, Union Bank, Mizuho Corporate Bank, Ltd. and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	March 11, 2013

10.2*+	Letter Agreement between Mattel and Peter D. Gibbons, dated March 28, 2013, regarding an offer of employment for the position of EVP Global Operations

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated April 22, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated April 22, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certifications of Principal Executive Officer and Principal Financial Officer dated April 22, 2013 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ H. Scott Topham
H. Scott Topham Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: April 22, 2013