Form 10-Q
period 2013-06-30
MATTEL INC /DE/
filed 2013-07-25
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of July 19, 2013:

344,556,207 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 30, 2012	December 31, 2012
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$823,019	$372,281	$1,335,711
Accounts receivable, net	945,727	980,378	1,226,833
Inventories	793,611	746,707	465,057
Prepaid expenses and other current assets	564,804	420,702	529,204

Total current assets	3,127,161	2,520,068	3,556,805

Noncurrent Assets
Property, plant, and equipment, net	621,168	561,303	593,213
Goodwill	1,072,084	1,075,786	1,080,798
Other noncurrent assets	1,375,979	1,433,136	1,295,969

Total Assets	$6,196,392	$5,590,293	$6,526,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$40,701	$42,272	$9,844
Current portion of long-term debt	50,000	400,000	400,000
Accounts payable	337,511	313,935	385,375
Accrued liabilities	584,201	474,523	887,748
Income taxes payable	25,978	16,105	33,045

Total current liabilities	1,038,391	1,246,835	1,716,012

Noncurrent Liabilities
Long-term debt	1,600,000	1,150,000	1,100,000
Other noncurrent liabilities	636,553	602,642	643,729

Total noncurrent liabilities	2,236,553	1,752,642	1,743,729

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,778,242	1,713,429	1,727,682
Treasury stock at cost; 96.2 million shares, 100.5 million shares, and 99.1 million shares, respectively	(2,156,651)	(2,162,713)	(2,152,702)
Retained earnings	3,374,408	3,057,962	3,515,181
Accumulated other comprehensive loss	(515,920)	(459,231)	(464,486)

Total stockholders’ equity	2,921,448	2,590,816	3,067,044

Total Liabilities and Stockholders’ Equity	$6,196,392	$5,590,293	$6,526,785

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,169,109	$1,158,711	$2,164,715	$2,087,160
Cost of sales	569,101	564,189	1,024,656	1,019,267

Gross Profit	600,008	594,522	1,140,059	1,067,893
Advertising and promotion expenses	113,403	112,395	217,943	210,254
Other selling and administrative expenses	391,815	350,694	761,495	697,470

Operating Income	94,790	131,433	160,621	160,169
Interest expense	18,259	21,524	38,596	42,629
Interest (income)	(1,289)	(1,941)	(2,689)	(3,686)
Other non-operating (income) expense, net	(909)	489	1,820	(303)

Income Before Income Taxes	78,729	111,361	122,894	121,529
Provision for income taxes	5,381	15,143	11,035	17,482

Net Income	$73,348	$96,218	$111,859	$104,047

Net Income Per Common Share—Basic	$0.21	$0.28	$0.32	$0.30

Weighted average number of common shares	346,614	341,256	345,453	340,197

Net Income Per Common Share—Diluted	$0.21	$0.28	$0.32	$0.30

Weighted average number of common and potential common shares	350,424	345,554	349,503	344,614

Dividends Declared Per Common Share	$0.36	$0.31	$0.72	$0.62

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited; in thousands)
Net Income	$73,348	$96,218	$111,859	$104,047
Other Comprehensive (Loss) Income, Net of Tax:
Currency translation adjustments	(37,383)	(73,654)	(64,762)	(18,351)
Defined benefit pension plans net prior service cost and net actuarial loss	3,434	2,328	6,865	3,851

Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(872)	11,968	7,266	10,780
Reclassification adjustment for realized losses (gains) included in net income	326	(4,328)	(803)	(8,866)

	(546)	7,640	6,463	1,914

Other Comprehensive (Loss) Income, Net of Tax	(34,495)	(63,686)	(51,434)	(12,586)

Comprehensive Income	$38,853	$32,532	$60,425	$91,461

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$111,859	$104,047
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	86,647	74,958
Amortization	8,331	8,181
Asset impairment	14,000	—
Deferred income taxes	(26,182)	(11,344)
Tax benefits from share-based payment arrangements	(40,113)	(20,285)
Share-based compensation	27,581	25,193
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	261,907	295,412
Inventories	(348,613)	(261,268)
Prepaid expenses and other current assets	(41,182)	(49,297)
Accounts payable, accrued liabilities, and income taxes payable	(344,817)	(236,113)
Other, net	4,671	8,617

Net cash flows used for operating activities	(285,911)	(61,899)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(59,341)	(49,720)
Purchases of other property, plant, and equipment	(55,538)	(56,921)
Payments for acquisition, net of cash acquired	—	(684,522)
Payments from foreign currency forward exchange contracts	(15,135)	(23,914)
Other, net	(2,462)	385

Net cash flows used for investing activities	(132,476)	(814,692)

Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(9,844)	(8,018)
Proceeds from short-term borrowings, net	40,701	42,272
Payment of credit facility renewal costs	(4,003)	—
Payments of long-term borrowings	(350,000)	—
Proceeds from long-term borrowings, net	495,260	—
Share repurchases	(150,787)	(34,374)
Payment of dividends on common stock	(249,083)	(210,801)
Proceeds from exercise of stock options	106,826	82,105
Tax benefits from share-based payment arrangements	40,113	20,285
Other, net	(3,436)	(11,091)

Net cash flows used for financing activities	(84,253)	(119,622)

Effect of Currency Exchange Rate Changes on Cash	(10,052)	(619)

Decrease in Cash and Equivalents	(512,692)	(996,832)
Cash and Equivalents at Beginning of Period	1,335,711	1,369,113

Cash and Equivalents at End of Period	$823,019	$372,281

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

Accounts receivable are net of allowances for doubtful accounts of $35.9 million, $19.5 million, and $33.5 million as of June 30, 2013, June 30, 2012, and December 31, 2012, respectively.

3.	Inventories

Inventories include the following:

	June 30, 2013	June 30, 2012	December 31, 2012
	(In thousands)
Raw materials and work in process	$142,950	$141,036	$79,216
Finished goods	650,661	605,671	385,841

	$793,611	$746,707	$465,057

4.	Property, Plant, and Equipment

Property, plant, and equipment, net includes the following:

	June 30, 2013	June 30, 2012	December 31, 2012
	(In thousands)
Land	$26,605	$26,637	$26,692
Buildings	268,985	264,612	268,381
Machinery and equipment	956,487	891,976	931,732
Tools, dies, and molds	709,723	654,267	674,119
Capital leases	23,271	23,271	23,271
Leasehold improvements	221,322	197,505	208,900

	2,206,393	2,058,268	2,133,095
Less: accumulated depreciation	(1,585,225)	(1,496,965)	(1,539,882)

	$621,168	$561,303	$593,213

5.	Goodwill

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

The change in the carrying amount of goodwill by operating segment for the six months ended June 30, 2013 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing foreign currency translation impact for these operating segments.

	December 31, 2012	Currency Exchange Rate Impact	June 30, 2013
		(In thousands)
North America	$546,898	$(2,406)	$544,492
International	320,169	(6,222)	313,947
American Girl	213,731	(86)	213,645

Total goodwill	$1,080,798	$(8,714)	$1,072,084

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

Mattel finalized the valuation of the assets acquired and liabilities assumed in the fourth quarter of 2012, which resulted in adjustments to the purchase price allocation during the measurement period. As such, Mattel has retrospectively adjusted the provisional amounts recorded in its consolidated balance sheet as of June 30, 2012 as if the valuation of the assets acquired and liabilities assumed was finalized as of the acquisition date. The retrospective adjustments resulted in an increase to the net liabilities assumed of approximately $11 million and goodwill of approximately $10 million, including a reduction to the consideration paid to acquire HIT Entertainment of approximately $1 million, which was also recognized as an increase to Mattel’s other current assets in the consolidated balance sheet. The reduction to the consideration paid also resulted in a retrospective adjustment to the consolidated statement of cash flows, which reduced cash flows used for investing activities and increased cash flows used for operating activities by approximately $1 million for the six months ended June 30, 2012. No retrospective adjustments have been made to the consolidated statements of operations for the three and six months ended June 30, 2012.

Additionally, during the three and six months ended June 30, 2013, Mattel recognized approximately $1 million and $3 million of integration costs, respectively. During the three and six months ended June 30, 2012, Mattel recognized approximately $1 million and $11 million of integration costs, respectively. Mattel also recognized approximately $6 million of transaction costs during the six months ended June 30, 2012. No transaction costs were incurred during the three months ended June 30, 2012 or during the three and six months ended June 30, 2013. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	June 30, 2013	June 30, 2012	December 31, 2012
	(In thousands)
Nonamortizable identifiable intangibles	$504,241	$617,223	$617,223
Deferred income taxes	439,937	506,598	374,667
Identifiable intangibles (net of amortization of $68.8 million, $58.7 million, and $64.9 million, respectively)	182,005	94,450	88,786
Other	249,796	214,865	215,293

	$1,375,979	$1,433,136	$1,295,969

In connection with the acquisition of HIT Entertainment, as more fully described in “Note 5 to the Consolidated Financial Statements—Goodwill” of this Quarterly Report on Form 10-Q, Mattel recognized $495.0 million of nonamortizable identifiable intangible assets and $15.7 million of amortizable identifiable intangible assets, primarily related to intellectual property rights.

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

During the second quarter of 2013, Mattel changed its brand strategy for Polly Pocket®, which includes a more focused allocation of resources to support the Polly Pocket brand in specific markets, resulting in a reduction of the forecasted future cash flows of the brand. As a result of the change, Mattel tested the Polly Pocket trade name for impairment. The Polly Pocket trade name, which had a carrying value of approximately $113 million, was previously determined to be a nonamortizable intangible asset. The fair value of the Polly Pocket trade name was determined to be approximately $99 million based on a discounted cash flow analysis using the multi-period excess earnings method. Level 3 inputs, including forecasted future cash flows, an estimated useful life, and a discount rate, were used in the valuation. Since the fair value of the asset was below the carrying value, Mattel recorded an impairment charge of approximately $14 million, which is reflected within other selling and administrative expenses for the North America and International operating segments.

In conjunction with the Polly Pocket trade name impairment test, Mattel also reassessed the intangible asset’s nonamortizable classification and determined that the nonamortizable classification could no longer be supported. The Polly Pocket trade name has been reclassified as an amortizable intangible asset, and the remaining fair value of the asset will be amortized over its estimated remaining useful life.

7.	Accrued Liabilities

Accrued liabilities include the following:

	June 30, 2013	June 30, 2012	December 31, 2012
	(In thousands)
Litigation accrual	$137,800	$—	$137,800
Royalties	55,904	47,643	97,051
Taxes other than income taxes	48,492	48,573	80,673
Advertising and promotion	9,378	44,978	87,878
Other	332,627	333,329	484,346

	$584,201	$474,523	$887,748

8.	Seasonal Financing

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

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit facility agreement to calculate the ratios. Mattel was in compliance with such covenants at June 30, 2013.

The credit agreement is a material agreement and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel defaulted under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-term Debt

Long-term debt includes the following:

	June 30, 2013	June 30, 2012	December 31, 2012
	(In thousands)
Medium-term notes due November 2013	$50,000	$100,000	$50,000
2008 Senior Notes	—	350,000	350,000
2010 Senior Notes due October 2020 and October 2040	500,000	500,000	500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	—	—

	1,650,000	1,550,000	1,500,000
Less: current portion	(50,000)	(400,000)	(400,000)

Total long-term debt	$1,600,000	$1,150,000	$1,100,000

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

10.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	June 30, 2013	June 30, 2012	December 31, 2012
	(In thousands)
Benefit plan liabilities	$279,005	$265,085	$284,614
Noncurrent tax liabilities	202,441	193,704	213,658
Other	155,107	143,853	145,457

	$636,553	$602,642	$643,729

11.	Accumulated Other Comprehensive Income (Loss)

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

	For the Three Months Ended June 30, 2013
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2013	$4,426	$(187,225)	$(298,626)	$(481,425)
Other comprehensive (loss) income before reclassifications	(872)	314	(37,383)	(37,941)
Amounts reclassified from accumulated other comprehensive income (loss)	326	3,120	—	3,446

Net (decrease) increase in other comprehensive income	(546)	3,434	(37,383)	(34,495)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2013	$3,880	$(183,791)	$(336,009)	$(515,920)

	For the Six Months Ended June 30, 2013
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2012	$(2,583)	$(190,656)	$(271,247)	$(464,486)
Other comprehensive income (loss) before reclassifications	7,266	625	(64,762)	(56,871)
Amounts reclassified from accumulated other comprehensive income (loss)	(803)	6,240	—	5,437

Net increase (decrease) in other comprehensive income	6,463	6,865	(64,762)	(51,434)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2013	$3,880	$(183,791)	$(336,009)	$(515,920)

	For the Three Months Ended June 30, 2012
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2012	$18,890	$(170,875)	$(243,560)	$(395,545)
Other comprehensive income (loss) before reclassifications	11,968	(1,756)	(73,654)	(63,442)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,328)	4,084	—	(244)

Net increase (decrease) in other comprehensive income	7,640	2,328	(73,654)	(63,686)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2012	$26,530	$(168,547)	$(317,214)	$(459,231)

	For the Six Months Ended June 30, 2012
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2011	$24,616	$(172,398)	$(298,863)	$(446,645)
Other comprehensive income (loss) before reclassifications	10,780	(4,311)	(18,351)	(11,882)
Amounts reclassified from accumulated other comprehensive income (loss)	(8,866)	8,162	—	(704)

Net increase (decrease) in other comprehensive income	1,914	3,851	(18,351)	(12,586)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2012	$26,530	$(168,547)	$(317,214)	$(459,231)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income to the statement of operations:

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	Statements of Operations Classification
	(In thousands)
Derivative Instruments
(Loss) Gain on foreign currency forward exchange contracts	$(318)	$4,409	Cost of sales
	(8)	(81)	Provision for income taxes

	$(326)	$4,328	Net income

Amortization of Defined Benefit Pension Plans
Prior service credit (cost)	$126	$(11)	(a)
Actuarial loss	(5,146)	(5,772)	(a)

	(5,020)	(5,783)
	1,900	1,699	Provision for income taxes

	$(3,120)	$(4,084)	Net income

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts	$813	$9,032	Cost of sales
	(10)	(166)	Provision for income taxes

	$803	$8,866	Net income

Amortization of Defined Benefit Pension Plans
Prior service credit (cost)	$252	$(21)	(a)
Actuarial loss	(10,292)	(11,540)	(a)

	(10,040)	(11,561)
	3,800	3,399	Provision for income taxes

	$(6,240)	$(8,162)	Net income

(a)	The amortization of prior service credit (cost) and actuarial loss is included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Currency translation adjustments resulted in a net loss of $64.8 million for the six months ended June 30, 2013, primarily due to the weakening of the Euro, Brazilian real, British pound sterling, and Australian dollar against the US dollar. Currency translation adjustments resulted in a net loss of $18.4 million for the six months ended June 30, 2012, primarily due to weakening of the Euro and Brazilian real against the US dollar.

12.	Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of June 30, 2013, June 30, 2012, and December 31, 2012, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.43 billion, $1.34 billion, and $1.36 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		June 30, 2013	June 30, 2012	December 31, 2012
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$7,389	$32,277	$3,064
Foreign currency forward exchange contracts	Other noncurrent assets	—	564	4

Total derivatives designated as hedging instruments		$7,389	$32,841	$3,068

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$—	$12,342	$—

Total		$7,389	$45,183	$3,068

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		June 30, 2013	June 30, 2012	December 31, 2012
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$2,436	$2,980	$8,093
Foreign currency forward exchange contracts	Other noncurrent liabilities	—	19	177

Total derivatives designated as hedging instruments		$2,436	$2,999	$8,270

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$2,642	$—	$487

Total		$5,078	$2,999	$8,757

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended June 30, 2013		For the Three Months Ended June 30, 2012		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(872)	$(326)	$11,968	$4,328	Cost of sales

	For the Six Months Ended June 30, 2013		For the Six Months Ended June 30, 2012		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$7,266	$803	$10,780	$8,866	Cost of sales

The net loss of $0.3 million and net gain of $0.8 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and six months ended June 30, 2013, respectively, and the net gains of $4.3 million and $8.9 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and six months ended June 30, 2012, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(3,546)	$(28,555)	Non-operating income/expense
Foreign currency forward exchange contracts	(372)	(782)	Cost of sales

Total	$(3,918)	$(29,337)

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(17,321)	$(8,107)	Non-operating income/expense
Foreign currency forward exchange contracts	31	(535)	Cost of sales

Total	$(17,290)	$(8,642)

The net losses of $3.9 million and $17.3 million recognized in the consolidated statements of operations for the three and six months ended June 30, 2013, respectively, and the net losses of $29.3 million and $8.6 million recognized in the consolidated statements of operations for the three and six months ended June 30, 2012, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$7,389	$—	$7,389
Auction rate securities (b)	—	—	23,222	23,222

Total assets	$—	$7,389	$23,222	$30,611

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$5,078	$—	$5,078

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$45,183	$—	$45,183
Auction rate securities (b)	—	—	14,460	14,460

Total assets	$—	$45,183	$14,460	$59,643

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$2,999	$—	$2,999

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$3,068	$—	$3,068
Auction rate securities (b)	—	—	19,256	19,256

Total assets	$—	$3,068	$19,256	$22,324

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$8,757	$—	$8,757

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)	The fair value of the auction rate securities is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, (iii) illiquidity considerations, and (iv) market correlation.

The following table presents information about Mattel’s assets measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2012	$19,256
Unrealized gain	3,966

Balance at June 30, 2013	$23,222

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying value of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $1.69 billion (compared to a carrying value of $1.65 billion) as of June 30, 2013, $1.67 billion (compared to a carrying value of $1.55 billion) as of June 30, 2012, and $1.63 billion (compared to a carrying value of $1.50 billion) as of December 31, 2012. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands, except per share amounts)
Basic:
Net income	$73,348	$96,218	$111,859	$104,047
Less net income allocable to participating RSUs (a)	(725)	(1,051)	(1,131)	(1,153)

Net income available for basic common shares	$72,623	$95,167	$110,728	$102,894

Weighted average common shares outstanding	346,614	341,256	345,453	340,197

Basic net income per common share	$0.21	$0.28	$0.32	$0.30

Diluted:
Net income	$73,348	$96,218	$111,859	$104,047
Less net income allocable to participating RSUs (a)	(730)	(1,052)	(1,147)	(1,168)

Net income available for diluted common shares	$72,618	$95,166	$110,712	$102,879

Weighted average common shares outstanding	346,614	341,256	345,453	340,197
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	3,810	4,298	4,050	4,417

Weighted average number of common and potential common shares	350,424	345,554	349,503	344,614

Diluted net income per common share	$0.21	$0.28	$0.32	$0.30

(a)	During the three and six months ended June 30, 2013 and 2012, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 0.1 million shares were excluded from the calculation of diluted net income per common share for both the three months ended June 30, 2013 and 2012, respectively, because they were antidilutive. Nonqualified stock options and non-participating RSUs totaling 0.1 million shares were excluded from the calculation of diluted net income per common share for both the six months ended June 30, 2013 and 2012, respectively, because they were antidilutive.

15.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans” in its 2012 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Service cost	$3,789	$3,182	$7,688	$6,501
Interest cost	6,635	7,479	13,265	14,971
Expected return on plan assets	(7,329)	(7,764)	(14,658)	(15,524)
Amortization of prior service (credit) cost	(126)	11	(252)	21
Recognized actuarial loss	5,106	5,742	10,212	11,480

	$8,075	$8,650	$16,255	$17,449

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Service cost	$22	$19	$44	$38
Interest cost	338	345	676	690
Recognized actuarial loss	40	30	80	60

	$400	$394	$800	$788

During the six months ended June 30, 2013, Mattel made cash contributions totaling approximately $10 million and $1 million to its defined benefit pension and postretirement benefit plans, respectively.

16.	Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in “Note 7 to the Consolidated Financial Statements—Share-Based Payments” in its 2012 Annual Report on Form 10-K. Under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel’s common stock on the applicable grant date and expire no later than ten years from the date of grant. Both stock options and time-vesting RSUs generally provide for vesting over a period of three years from the date of grant.

Compensation expense, included within other selling and administrative expenses, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Stock option compensation expense	$1,609	$2,236	$4,218	$5,491
RSU compensation expense	12,110	11,104	23,363	19,702

	$13,719	$13,340	$27,581	$25,193

As of June 30, 2013, total unrecognized compensation cost related to unvested share-based payments totaled $53.5 million and is expected to be recognized over a weighted-average period of 1.7 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the six months ended June 30, 2013 and 2012 was $106.8 million and $82.1 million, respectively.

17.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Design and development	$47,411	$47,537	$95,384	$94,161
Identifiable intangible asset amortization	2,928	3,082	5,731	5,716

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

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Operating income	$3,235	$8,892	$14,115	$22,473
Other non-operating (expense) income, net	(1,054)	303	(922)	405

Net transaction gains	$2,181	$9,195	$13,193	$22,878

19.	Income Taxes

Mattel’s provision for income taxes was $11.0 million and $17.5 million for the six months ended June 30, 2013 and 2012, respectively. During the three and six months ended June 30, 2013, Mattel recognized net discrete tax benefits of $11.2 million and $15.2 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. During the three and six months ended June 30, 2012, Mattel recognized net discrete tax benefits of $10.5 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

In the normal course of business, Mattel is regularly audited by the Internal Revenue Service (“IRS”). In June 2013, Mattel met with the IRS Office of Appeals to continue resolution discussions related to the issues that remained unresolved following the examination of Mattel’s 2008 and 2009 federal income tax returns by the IRS. Mattel anticipates the appeals process will involve additional discussions before these disputed issues are resolved. Mattel continues to believe in its interpretations of the relevant legal, administrative, and other applicable guidance on the tax issues disputed by the IRS. However, if the disputed issues are resolved in a manner inconsistent with Mattel’s expectations, such an outcome could have a material impact on its financial statements. At this time, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $185 million to $205 million, of which a majority relates to a capital loss for which Mattel recognized no financial statement benefit.

Mattel is also regularly audited by state and foreign tax authorities. Based on the current status of state and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $9 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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

In September 2010, Yellowstone filed a further appeal. Under Brazilian law, the appeal is de novo and Yellowstone restated all of the arguments it made at the trial court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The appeals court held hearings on the appeal in March and April 2013. A final judgment is expected in the third quarter of 2013.

Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $20 million. The high end of this range, approximately $20 million, is based on the calculation of the current amount of the damages and loss of profits, including interest and inflation adjustments, reported in the first court-appointed examination report submitted in the lawsuit, plus attorney’s fees. Mattel do Brasil may be entitled to a recovery of a legal offset of approximately $7 million, including inflation adjustments, if it succeeds on its counterclaim. Mattel does not believe that a loss is probable for this matter and, accordingly, a liability has not been accrued as of June 30, 2013.

21.	Segment Information

Mattel sells a broad variety of toy products which are grouped into three major brand categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie”), Polly Pocket, Little Mommy®, Disney Classics®, and Monster High® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS®, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, Batman®, and games and puzzles (collectively “Entertainment”).

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

Segment Data

The following tables present information about revenues, income, and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales” and reconciled to net sales in Part II, Item 2 “Non-GAAP Financial Measure” of this Quarterly Report on Form 10-Q). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income represents each segment’s operating income, while consolidated operating income represents income from operations before net interest, other non-operating income, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency rates on intercompany transactions.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Revenues by Segment
North America	$566,471	$586,430	$1,022,940	$1,038,033
International	627,896	606,212	1,154,907	1,090,186
American Girl	83,757	74,050	188,707	155,673

Gross sales	1,278,124	1,266,692	2,366,554	2,283,892
Sales adjustments	(109,015)	(107,981)	(201,839)	(196,732)

Net sales	$1,169,109	$1,158,711	$2,164,715	$2,087,160

Segment Income (Loss)
North America	$83,966	$104,740	$152,093	$168,745
International	77,100	84,163	139,095	123,434
American Girl	(4,792)	(6,778)	7,163	(5,350)

	156,274	182,125	298,351	286,829
Corporate and other expense (a)	(61,484)	(50,692)	(137,730)	(126,660)

Operating income	94,790	131,433	160,621	160,169
Interest expense	18,259	21,524	38,596	42,629
Interest (income)	(1,289)	(1,941)	(2,689)	(3,686)
Other non-operating (income) expense, net	(909)	489	1,820	(303)

Income before income taxes	$78,729	$111,361	$122,894	$121,529

(a)	Corporate and other expense includes share-based compensation expense of $13.7 million and $27.6 million for the three and six months ended June 30, 2013, respectively, and $13.3 million and $25.2 million for the three and six months ended June 30, 2012, respectively, and severance expense of $8.0 million and $13.5 million for the three and six months ended June 30, 2013, respectively, and $3.0 million and $8.1 million for the three and six months ended June 30, 2012, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	June 30, 2013	June 30, 2012	December 31, 2012
	(In thousands)
Assets by Segment
North America	$645,334	$640,205	$694,479
International	850,907	863,418	807,911
American Girl	117,011	107,877	90,335

	1,613,252	1,611,500	1,592,725
Corporate and other	126,086	115,585	99,165

Accounts receivable and inventories, net	$1,739,338	$1,727,085	$1,691,890

The table below presents worldwide revenues by brand category:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$792,428	$781,644	$1,484,598	$1,403,886
Fisher-Price Brands	396,730	407,269	683,995	717,438
American Girl Brands	78,174	68,682	178,629	144,709
Other	10,792	9,097	19,332	17,859

Gross sales	1,278,124	1,266,692	2,366,554	2,283,892
Sales adjustments	(109,015)	(107,981)	(201,839)	(196,732)

Net sales	$1,169,109	$1,158,711	$2,164,715	$2,087,160

22.	Subsequent Events

On July 17, 2013, Mattel announced that its Board of Directors authorized a $500.0 million increase to Mattel’s share repurchase program and declared a third quarter dividend of $0.36 per common share. The dividend is payable on September 20, 2013 to stockholders of record on August 28, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q. Mattel’s business is seasonal; therefore, results of operations are comparable only with corresponding periods.

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

Second Quarter 2013 Overview

In the second quarter of 2013, Mattel continued its commitment to effectively manage its global portfolio of brands, countries, and customers, which resulted in solid sales and gross margins. More specifically:

•

Net sales for the second quarter of 2013 were $1.17 billion, up 1% as compared to 2012, driven primarily by higher sales of its Girls portfolio of brands, specifically Monster High and American Girl products, and Fisher-Price Friends products.

•

Gross profit as a percentage of net sales was flat at 51.3% in the second quarter 2013 as compared to 2012, which is consistent with Mattel’s near-term goal of sustaining gross margins within the low-to-mid 50% range. Gross margin drivers included favorable product mix, savings from Mattel’s Operational Excellence 3.0 programs, and price increases partially offset by higher input costs, which were offset by unfavorable changes in foreign currency exchange rates and higher royalty expense.

•

Operating income in the second quarter of 2013 was $94.8 million, as compared to $131.4 million in 2012. The decrease in operating income was driven primarily by higher other selling and administrative expenses, partially offset by higher sales volume.

•	Mattel’s Operational Excellence 3.0 program generated gross cost savings of approximately $9 million during the second quarter of 2013.

Results of Operations—Second Quarter

Consolidated Results

Net sales for the second quarter of 2013 were $1.17 billion, a 1% increase, as compared to $1.16 billion in 2012, with no impact from changes in currency exchange rates. Net income for the second quarter of 2013 was $73.3 million, or $0.21 per diluted share, as compared to net income of $96.2 million, or $0.28 per diluted share, in 2012. Net income for the second quarter of 2013 included an asset impairment charge of approximately $14 million.

The following table provides a summary of Mattel’s consolidated results for the second quarter of 2013 and 2012 (in millions, except percentage and basis point information):

	For the Three Months Ended June 30,				Year/Year Change
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,169.1	100.0%	$1,158.7	100.0%	1%	—

Gross profit	$600.0	51.3%	$594.5	51.3%	1%	—
Advertising and promotion expenses	113.4	9.7	112.4	9.7	1%	—
Other selling and administrative expenses	391.8	33.5	350.7	30.3	12%	320

Operating income	94.8	8.1	131.4	11.3	–28%	–320
Interest expense	18.3	1.6	21.5	1.9	–15%	–30
Interest (income)	(1.3)	–0.1	(1.9)	–0.2	–34%	10
Other non-operating (income) expense, net	(0.9)		0.4

Income before income taxes	$78.7	6.7%	$111.4	9.6%	–29%	–290

Sales

Net sales for the second quarter of 2013 were $1.17 billion, a 1% increase, as compared to $1.16 billion in 2012, with no impact from changes in currency exchange rates.

The following table provides a summary of Mattel’s consolidated gross sales by brand results for the second quarter of 2013 and 2012:

	For the Three Months Ended June 30,
	2013	2012	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$189.2	$215.2	–12%
Other Girls	238.2	193.1	23%
Wheels	144.7	153.4	–6%
Entertainment	220.3	219.9	—

	792.4	781.6	1%
Fisher-Price Brands:
Core Fisher-Price	260.0	279.0	–7%
Fisher-Price Friends	113.8	103.1	10%
Other Fisher-Price	22.9	25.2	–9%

	396.7	407.3	–3%

American Girl Brands	78.2	68.7	14%
Other	10.8	9.1

Total Gross Sales	$1,278.1	$1,266.7	1%

Gross sales for Mattel were $1.28 billion in the second quarter of 2013, up $11.4 million or 1%, as compared to $1.27 billion in 2012, with no impact from changes in currency exchange rates. The increase in gross sales was driven by higher sales of Other Girls, Fisher-Price Friends, and American Girl products, partially offset by lower sales of Barbie products. Of the 23% increase in Other Girls gross sales, 27% was driven by higher sales of Monster High products. Of the 10% increase in Fisher-Price Friends gross sales, 8% was driven by higher sales of Thomas & Friends products, which benefited from the introduction of the Thomas & Friends wood line. Of the 14% increase in American Girl Brands, 5% of the increase was driven by higher sales of My American Girl products and 4% of the increase was driven by higher sales of Girl of the Year® products. Of the 12% decrease in Barbie gross sales, Mattel believes approximately 5% was driven by the shift of North America’s promotional programs traditionally executed in the first half of the year to the second half.

Cost of Sales

Cost of sales as a percentage of net sales was 48.7% in the second quarter of 2013 and 2012. Cost of sales increased by $4.9 million, or 1%, from $564.2 million in the second quarter of 2012 to $569.1 million in 2013, which is consistent with the 1% increase in net sales. Within cost of sales, freight and logistics expenses increased by $1.9 million, or 3%, from $63.1 million in the second quarter of 2012 to $65.0 million in 2013; royalty expense increased by $1.6 million, or 3%, from $48.8 million in the second quarter of 2012 to $50.4 million in 2013; and product and other costs of $453.7 million in the second quarter of 2013 were relatively flat with product and other costs of $452.3 million in 2012.

Gross Profit

Gross profit as a percentage of net sales was flat at 51.3% in the second quarter of 2013 and 2012. Gross profit as a percentage of net sales was impacted by favorable product mix, savings from Operational Excellence 3.0 programs, and price increases partially offset by higher input costs, which were offset by unfavorable changes in foreign currency exchange rates and higher royalty expense.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, and (iii) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses, as a percentage of net sales, were flat at 9.7% during the second quarter of 2013 and 2012.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $391.8 million, or 33.5% of net sales, in the second quarter of 2013, as compared to $350.7 million, or 30.3% of net sales, in 2012. The significant changes in other selling and administrative expenses included higher investments in strategic initiatives and employee-related expenses of approximately $23 million and an asset impairment charge of approximately $14 million.

Non-Operating Items

Interest expense decreased from $21.5 million in the second quarter of 2012 to $18.3 million in 2013, driven primarily by lower average interest rates related to long-term borrowings.

Provision for Income Taxes

Mattel’s provision for income taxes was $5.4 million in the second quarter of 2013, as compared to $15.1 million in the second quarter of 2012. Mattel recognized net discrete tax benefits of $11.2 million and $10.5 million in the second quarter of 2013 and 2012, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the second quarter of 2013 and 2012:

	For the Three Months Ended June 30,
	2013	2012	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$65.8	$83.7	–21%
Other Girls	102.5	90.8	13%
Wheels	59.0	70.1	–16%
Entertainment	102.9	101.7	1%

	330.2	346.3	–5%
Fisher-Price Brands:
Core Fisher-Price	145.2	156.7	–7%
Fisher-Price Friends	66.4	56.3	18%
Other Fisher-Price	21.3	24.0	–11%

	232.9	237.0	–2%

Other	3.3	3.1

Total Gross Sales	$566.4	$586.4	–3%

Gross sales for the North America segment were $566.4 million in the second quarter of 2013, down $20.0 million or 3%, with no impact from changes in currency exchange rates, as compared to $586.4 million in 2012. The decrease in the North America segment gross sales were driven primarily by lower sales of Barbie and Wheels products, partially offset by higher sales of Other Girls and Fisher-Price Friends products. Of the 21% decrease in Barbie gross sales, Mattel believes approximately 13% was driven by the shift of North America’s promotional programs traditionally executed in the first half of the year to the second half. Of the 16% decrease in Wheels gross sales, 9% was driven by lower sales of Matchbox and radio controlled vehicle products, and 7% of the decrease was driven by lower sales of Hot Wheels products. Of the 13% increase in Other Girls gross sales, 15% was driven by higher sales of Monster High products. Of the 18% increase in Fisher-Price Friends gross sales, 13% of the increase was due to higher sales of Thomas & Friends products, which benefited from the introduction of the Thomas & Friends wood line. Cost of sales were flat in the second quarter of 2013, as compared to a 3% decrease in net sales, due to higher royalty expense offset by lower product and other costs and freight and logistics expenses. Gross margins decreased as a result of unfavorable product mix, including higher sales of royalty-related products, partially offset by price increases which were partially offset by higher input costs.

North America segment income decreased 20% to $84.0 million in the second quarter of 2013, as compared to $104.7 million in 2012, driven primarily by lower gross profit and higher other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the second quarter of 2013 versus 2012:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	4	—
Europe	3	—
Latin America	5	1
Asia Pacific	1	–3

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the second quarter of 2013 and 2012:

	For the Three Months Ended June 30,
	2013	2012	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$123.4	$131.5	–6%
Other Girls	135.7	102.3	33%
Wheels	85.7	83.3	3%
Entertainment	117.4	118.2	–1%

	462.2	435.3	6%
Fisher-Price Brands:
Core Fisher-Price	114.8	122.3	–6%
Fisher-Price Friends	47.4	46.8	1%
Other Fisher-Price	1.6	1.2	23%

	163.8	170.3	–4%

Other	1.9	0.6

Total Gross Sales	$627.9	$606.2	4%

Gross sales for the International segment were $627.9 million in the second quarter of 2013, up $21.7 million or 4%, as compared to $606.2 million in 2012, with no impact from changes in currency exchange rates. The increase in the International segment gross sales was driven primarily by higher sales of Other Girls products. Of the 33% increase in Other Girls gross sales, 38% was driven by higher sales of Monster High products. Cost of sales was flat in the second quarter of 2013, as compared to a 3% increase in net sales, due to lower royalty expenses offset by higher freight and logistics expenses. Gross margins increased as a result of favorable product mix and price increases partially offset by higher input costs, which were partially offset by higher freight and logistics expenses and unfavorable changes in foreign currency exchange rates.

International segment income decreased 8% to $77.1 million in the second quarter of 2013, as compared to $84.2 million in 2012, driven primarily by higher advertising and promotion expenses and higher other selling and administrative expenses, partially offset by higher gross profit.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the second quarter of 2013 and 2012:

	For the Three Months Ended June 30,
	2013	2012	% Change
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$78.2	$68.7	14%
Other Brands	5.6	5.4	4%

Total American Girl Segment	$83.8	$74.1	13%

Gross sales for the American Girl segment were $83.8 million in the second quarter of 2013, up $9.7 million or 13%, as compared to $74.1 million in 2012, with no impact from changes in currency exchange rates. Of the 14% increase in American Girl Brands, 5% of the increase was driven by higher sales of My American Girl products and 4% of the increase was driven by higher sales of Girl of the Year products. Cost of sales increased 6% in the second quarter of 2013, as compared to a 13% increase in net sales, driven primarily by product and other costs. Gross margins increased as a result of favorable product mix and price increases which were partially offset by higher input costs.

American Girl segment loss decreased 29% to $4.8 million in the second quarter of 2013, as compared to $6.8 million in 2012, driven primarily by higher gross profit, partially offset by higher other selling and administrative expenses. The increase in other selling and administrative expenses was primarily related to retail expansion and information technology initiatives.

Results of Operations—First Half of 2013

Consolidated Results

Net sales for the first half of 2013 were $2.16 billion, a 4% increase, as compared to $2.09 billion in 2012, with no impact from changes in currency exchange rates. Net income for the first half of 2013 was $111.9 million, or $0.32 per diluted share, as compared to net income of $104.0 million, or $0.30 per diluted share, in 2012. Net income for the first half of 2013 included an asset impairment charge of approximately $14 million.

The following table provides a summary of Mattel’s consolidated results for the first half of 2013 and 2012 (in millions, except percentage and basis point information):

	For the Six Months Ended June 30,				Year/Year Change
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$2,164.7	100.0%	$2,087.2	100.0%	4%	—

Gross profit	$1,140.1	52.7%	$1,067.9	51.2%	7%	150
Advertising and promotion expenses	217.9	10.1	210.3	10.1	4%	—
Other selling and administrative expenses	761.6	35.2	697.4	33.4	9%	180

Operating income	160.6	7.4	160.2	7.7	—	–30
Interest expense	38.6	1.8	42.6	2.0	–9%	–20
Interest (income)	(2.7)	–0.1	(3.7)	–0.2	–27%	10
Other non-operating expense (income), net	1.8		(0.2)

Income before income taxes	$122.9	5.7%	$121.5	5.8%	1%	–10

Sales

Net sales for the first half of 2013 were $2.16 billion, a 4% increase, as compared to $2.09 billion in 2012, with no impact from changes in currency exchange rates.

The following table provides a summary of Mattel’s consolidated gross sales by brand results for the first half of 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$387.3	$416.6	–7%
Other Girls	443.6	324.6	37%
Wheels	278.3	289.9	–4%
Entertainment	375.4	372.8	1%

	1,484.6	1,403.9	6%
Fisher-Price Brands:
Core Fisher-Price	451.3	500.2	–10%
Fisher-Price Friends	200.8	175.3	15%
Other Fisher-Price	31.9	41.9	–24%

	684.0	717.4	–5%

American Girl Brands	178.6	144.7	23%
Other	19.4	17.9

Total Gross Sales	$2,366.6	$2,283.9	4%

Gross sales for Mattel were $2.37 billion in the first half of 2013, up $82.7 million or 4%, as compared to $2.28 billion in 2012, with no impact from changes in currency exchange rates. The increase in gross sales was driven primarily by higher sales of Other Girls, American Girl, and Fisher-Price Friends products. Of the 37% increase in Other Girls gross sales, 42% was driven by higher sales of Monster High products. Of the 23% increase in American Girl Brands, 8% of the increase was driven by higher sales of Girl of the Year products and

7% of the increase was driven by higher sales of My American Girl products. Of the 15% increase in Fisher- Price Friends gross sales, 10% was driven by higher sales of Thomas & Friends products, which benefited from the introduction of the Thomas & Friends wood line.

Cost of Sales

Cost of sales as a percentage of net sales was 47.3% in the first half of 2013, as compared to 48.8% in 2012. Cost of sales increased by $5.4 million, and was essentially flat at $1.02 billion in the first half of 2013 and 2012, as compared to a 4% increase in net sales. Within cost of sales, freight and logistics expenses increased by $5.5 million, or 5%, from $119.7 million in the first half of 2012 to $125.2 million in 2013; royalty expenses increased by $5.1 million, or 6%, from $79.1 million in the first half of 2012 to $84.2 million in 2013; and product and other costs decreased by $5.2 million, or 1%, from $820.5 million in the first half of 2012 to $815.3 million in 2013.

Gross Profit

Gross profit as a percentage of net sales increased to 52.7% in the first half of 2013 from 51.2% in 2012. The increase in gross profit as a percentage of net sales was driven primarily by favorable product mix, savings from Operational Excellence 3.0 programs, and price increases partially offset by higher input costs, which were partially offset by unfavorable changes in foreign currency exchange rates.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, and (iii) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses, as a percentage of net sales, were flat at 10.1% during the first half of 2013 and 2012.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $761.6 million, or 35.2% of net sales, in the first half of 2013, as compared to $697.4 million, or 33.4% of net sales, in 2012. The significant changes in other selling and administrative expenses included higher employee-related expenses and investments in strategic initiatives of approximately $47 million and an asset impairment charge of approximately $14 million, partially offset by lower acquisition and integration costs associated with the 2012 HIT acquisition of approximately $14 million.

Non-Operating Items

Interest expense decreased from $42.6 million in the first half of 2012 to $38.6 million in 2013, driven primarily by lower average interest rates related to long-term borrowings.

Provision for Income Taxes

Mattel’s provision for income taxes was $11.0 million in the first half of 2013, as compared to $17.5 million in the first half of 2012. Mattel recognized net discrete tax benefits of $15.2 million and $10.5 million in the first half of 2013 and 2012, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first half of 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$134.1	$157.3	–15%
Other Girls	190.3	152.9	25%
Wheels	124.5	137.7	–10%
Entertainment	176.3	173.1	2%

	625.2	621.0	1%
Fisher-Price Brands:
Core Fisher-Price	249.1	279.7	–11%
Fisher-Price Friends	113.2	92.2	23%
Other Fisher-Price	29.7	39.8	–25%

	392.0	411.7	–5%

Other	5.8	5.3

Total Gross Sales	$1,023.0	$1,038.0	–1%

Gross sales for the North America segment were $1.02 billion in the first half of 2013, down $15.0 million or 1%, as compared to $1.04 billion in 2012, with no impact from changes in currency exchange rates. The decrease in the North America segment gross sales was driven primarily by lower sales of Barbie products, partially offset by higher sales of Other Girls and Fisher-Price Friends products. Of the 15% decrease in Barbie gross sales, Mattel believes approximately 7% was driven by the shift of North America’s promotional programs traditionally executed in the first half of the year to the second half. Of the 25% increase in Other Girls gross sales, 31% was driven by higher sales of Monster High products. Of the 23% increase in Fisher-Price Friends gross sales, 14% was driven by higher sales of Thomas & Friends products, which benefited from the introduction of the new Thomas & Friends wood line, and 6% was driven by the initial release of the Mike the Knight® product line. Cost of sales decreased 2% in the first half of 2013, as compared to a 1% decrease in net sales, driven primarily by lower product and other costs, partially offset by higher royalty expense. Gross margins increased as a result of favorable product mix, savings from Operational Excellence 3.0 programs, and price increases which were partially offset by higher input costs.

North America segment income decreased 10% to $152.1 million in the first half of 2013, as compared to $168.7 million in 2012, driven primarily by lower net sales and higher other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the first half of 2013 versus 2012:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	6	–1
Europe	7	–1
Latin America	3	—
Asia Pacific	6	–3

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first half of 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$253.2	$259.3	–2%
Other Girls	253.3	171.7	47%
Wheels	153.8	152.2	1%
Entertainment	199.1	199.7	—

	859.4	782.9	10%
Fisher-Price Brands:
Core Fisher-Price	202.2	220.5	–8%
Fisher-Price Friends	87.6	83.1	5%
Other Fisher-Price	2.2	2.1	4%

	292.0	305.7	–4%

Other	3.5	1.6

Total Gross Sales	$1,154.9	$1,090.2	6%

Gross sales for the International segment were $1.15 billion in the first half of 2013, up $64.7 million or 6%, as compared to $1.09 billion in 2012, with an unfavorable change in currency exchange rates of 1 percentage point. The increase in the International segment gross sales was driven by higher sales of Other Girls products. Of the 47% increase in Other Girls gross sales, 51% was driven by higher sales of Monster High products. Cost of sales increased 1% in the first half of 2013, as compared to a 6% increase in net sales. The increase in cost of sales was driven primarily by higher freight and logistics expenses and higher royalty expenses, partially offset by lower product and other costs. Gross margins increased as a result of favorable product mix and price increases partially offset by higher input costs, which were partially offset by unfavorable changes in currency exchange rates.

International segment income increased 13% to $139.1 million in the first half of 2013, as compared to $123.4 million in 2012, driven primarily by higher gross profit, partially offset by higher advertising and promotion expenses and higher other selling and administrative expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first half of 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012	% Change
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$178.6	$144.7	23%
Other Brands	10.1	11.0	–8%

Total American Girl Segment	$188.7	$155.7	21%

Gross sales for the American Girl segment were $188.7 million in the first half of 2013, up $33.0 million or 21%, as compared to $155.7 million in 2012, with no impact from changes in currency exchange rates. Of the 23% increase in American Girl Brands, 8% of the increase was driven by higher sales of Girl of the Year products and 7% of the increase was driven by higher sales of My American Girl products. Cost of sales increased 13% in the first half of 2013, as compared to a 21% increase in net sales, driven primarily by higher product and other costs and higher freight and logistics expenses. Gross margins increased as a result of favorable product mix and price increases partially offset by higher input costs.

American Girl segment income increased to $7.2 million in the first half of 2013, as compared to segment loss of $5.4 million in 2012, driven primarily by higher gross profit, partially offset by higher advertising and promotion expenses and higher other selling and administrative expenses.

Operational Excellence 3.0

During 2012, Mattel completed the second phase of its cost savings program, Operational Excellence 2.0, which delivered cumulative gross cost savings of $187 million (or approximately $148 million in net cost savings) in 2011 and 2012. Beginning in 2013, Mattel initiated the third phase of its cost savings program, Operational Excellence 3.0, which is targeting gross cost savings of approximately $50 million in 2013 and cumulative gross cost savings of approximately $150 million by the end of 2014, with up to 70% of the expected cumulative savings to be realized in gross margin. The cost savings program is designed to generate sustainable cost savings through the following primary initiatives:

•	Manufacturing efficiencies through automation, Lean manufacturing principles, design for manufacturing, enterprise quality, and packaging optimization,

•	Indirect procurement, and

•	Operational efficiencies related to enhanced International clustering and realignment of North America operations

In the second quarter of 2013, Mattel recognized gross cost savings before severance charges and investments of approximately $9 million. Of the gross cost savings realized, approximately $7 million was reflected within gross profit and approximately $2 million was reflected within other selling and administrative expenses.

In the first half of 2013, Mattel recognized gross cost savings before severance charges and investments of approximately $14 million. Of the gross cost savings realized, approximately $10 million was reflected within gross profit and approximately $4 million was reflected within other selling and administrative expenses.

Income Taxes

Mattel’s provision for income taxes was $11.0 million and $17.5 million for the first half of 2013 and 2012, respectively. Mattel recognized net discrete tax benefits of $11.2 million and $15.2 million in the second quarter and first half of 2013, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Mattel recognized net discrete tax benefits of $10.5 million in the second quarter and first half of 2012, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

In the normal course of business, Mattel is regularly audited by the IRS. In June 2013, Mattel met with the IRS Office of Appeals to continue resolution discussions related to the issues that remained unresolved following the examination of Mattel’s 2008 and 2009 federal income tax returns by the IRS. Mattel anticipates the appeals process will involve additional discussions before these disputed issues are resolved. Mattel continues to believe in its interpretations of the relevant legal, administrative, and other applicable guidance on the tax issues disputed by the IRS. However, if the disputed issues are resolved in a manner inconsistent with Mattel’s expectations, such an outcome could have a material impact on its financial statements. At this time, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $185 million to $205 million, of which a majority relates to a capital loss for which Mattel recognized no financial statement benefit.

Mattel is also regularly audited by state and foreign tax authorities. Based on the current status of state and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $9 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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

Of Mattel’s $823.0 million in cash and equivalents as of June 30, 2013, approximately $777 million is held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated by its domestic operations, the unused credit facility of $1.60 billion as of June 30, 2013, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper market and its $1.60 billion domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. As of June 30, 2013, Mattel had available incremental borrowing resources totaling $1.60 billion under its domestic unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Operating Activities

Cash flows used for operating activities were $285.9 million in the first half of 2013, as compared to $61.9 million for the same period in 2012. The increase in cash flows used for operating activities was primarily due to higher working capital usage.

Investing Activities

Cash flows used for investing activities were $132.5 million in the first half of 2013, as compared to $814.7 million for the same period in 2012. The decrease in cash flows used for investing activities was primarily due to the acquisition of HIT Entertainment in 2012.

Financing Activities

Cash flows used for financing activities were $84.3 million in the first half of 2013, as compared to $119.6 million for the same period in 2012. The decrease in cash flows used for financing activities was primarily due to net proceeds from long-term borrowings, partially offset by repayments of long-term borrowings, higher share repurchases, and higher dividend payments.

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

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the six months ended June 30, 2013. As of June 30, 2013, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.37 to 1 (compared to a maximum allowed of 3.00 to 1), and Mattel’s interest coverage ratio was 14.53 to 1 (compared to a minimum required of 3.50 to 1).

The credit agreement is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

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

Financial Position

Mattel’s cash and equivalents decreased $512.7 million to $823.0 million at June 30, 2013, as compared to $1.34 billion at December 31, 2012. The decrease was driven primarily by the repayment of the 2008 Senior Notes, seasonal working capital usage, dividend payments, and share repurchases, partially offset by net proceeds from the issuance of the 2013 Senior Notes.

Accounts receivable decreased $281.1 million to $945.7 million at June 30, 2013, as compared to $1.23 billion at December 31, 2012. Inventory increased $328.6 million to $793.6 million at June 30, 2013, as compared to $465.1 million at December 31, 2012. The decrease in accounts receivable and increase in inventory were driven primarily by the seasonality of Mattel’s business.

Accounts payable and accrued liabilities decreased $351.4 million to $921.7 million at June 30, 2013, as compared to $1.27 billion at December 31, 2012. The decrease was driven primarily by the timing and amount of payments for various liabilities, including incentive compensation and advertising and promotion.

As of June 30, 2013, Mattel had foreign short-term bank loans outstanding of $40.7 million, an increase of $30.9 million from December 31, 2012. The current portion of long-term debt decreased $350.0 million to $50.0 million at June 30, 2013, as compared to $400.0 million at December 31, 2012, due to the repayment of the 2008 Senior Notes. Long-term debt, net of current portion, increased $500.0 million to $1.60 billion as of June 30, 2013, compared to $1.10 billion as of December 31, 2012, due to the $500.0 million issuance of 2013 Senior Notes.

A summary of Mattel’s capitalization is as follows:

	June 30, 2013		June 30, 2012		December 31, 2012
	(In millions, except percentage information)
Medium-term notes	$—	—%	$50.0	1%	$—	—%
2010 Senior Notes	500.0	10	500.0	11	500.0	10
2011 Senior Notes	600.0	11	600.0	14	600.0	13
2013 Senior Notes	500.0	10	—	—	—	—

Total noncurrent long-term debt	1,600.0	31	1,150.0	26	1,100.0	23
Other noncurrent liabilities	636.6	12	602.6	14	643.7	13
Stockholders’ equity	2,921.4	57	2,590.8	60	3,067.0	64

	$5,158.0	100%	$4,343.4	100%	$4,810.7	100%

Mattel’s debt-to-total-capital ratio, including short-term borrowings and the current portion of long-term debt, decreased from 38.1% at June 30, 2012 to 36.7% at June 30, 2013 primarily as a result of the increase in stockholders’ equity. Mattel’s objective is to maintain a year-end debt-to-capital ratio of about 35%.

Litigation

See Item 1 “Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” in Part I of this Quarterly Report on Form 10-Q.

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2012 and did not change during the first half of 2013.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Revenues by Segment
North America	$566,471	$586,430	$1,022,940	$1,038,033
International	627,896	606,212	1,154,907	1,090,186
American Girl	83,757	74,050	188,707	155,673

Gross sales	1,278,124	1,266,692	2,366,554	2,283,892
Sales adjustments	(109,015)	(107,981)	(201,839)	(196,732)

Net sales	$1,169,109	$1,158,711	$2,164,715	$2,087,160

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures were related to its net investments in entities having functional currencies denominated in the Euro, Brazilian real, British pound sterling, and Australian dollar.

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

Venezuelan Operations

Since January 1, 2010, Mattel has accounted for its operations in Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary uses the US dollar as its functional currency, and monetary assets and liabilities denominated in Venezuelan bolivar fuertes generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the US dollar. Since 2010, Mattel’s Venezuelan subsidiary used the Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”) rate, which was controlled by the Central Bank of Venezuela, to remeasure monetary assets and liabilities denominated in Venezuelan bolivar fuertes. The SITME rate was quoted at 5.30 Venezuelan bolivar fuertes per US dollar at December 31, 2012.

During February 2013, the Central Bank of Venezuela revised its official exchange rate to 6.30 Venezuelan bolivar fuertes per US dollar and eliminated the SITME rate. The change in the exchange rate resulted in an unrealized foreign currency exchange loss of approximately $5 million, which was primarily recognized within other non-operating expense (income), net in the consolidated statements of operations in the first quarter of 2013.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Bryan G. Stockton, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Recent Sales of Unregistered Equity Securities

During the second quarter of 2013, Mattel did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the second quarter of 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—30
Repurchase program (1)	568,962	$43.94	568,962	$315,639,745
Employee transactions (2)	588	43.14	N/A	N/A
May 1—31
Repurchase program (1)	523,297	45.01	523,297	292,088,364
Employee transactions (2)	1,137	44.88	N/A	N/A
June 1—30
Repurchase program (1)	1,576,779	44.39	1,576,779	222,091,861
Employee transactions (2)	1,159	44.99	N/A	N/A

Total
Repurchase program (1)	2,669,038	$44.42	2,669,038	$222,091,861
Employee transactions (2)	2,884	44.57	N/A	N/A

(1)	Mattel announced its share repurchase program on July 21, 2003, under which Mattel was authorized to repurchase up to $250.0 million of its common stock. On July 17, 2013, Mattel’s Board of Directors authorized the repurchase of an additional $500.0 million of Mattel’s common stock under Mattel’s share repurchase program. Repurchases under this program will take place from time to time, depending on market conditions. Mattel’s share repurchase program does not expire.
(2)	Includes the sale of shares for employee tax withholding obligations that occur upon vesting of restricted stock units.

N/A Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated July 25, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated July 25, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certifications of Principal Executive Officer and Principal Financial Officer dated July 25, 2013 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ H. Scott Topham
H. Scott Topham Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: July 25, 2013