Form 10-Q
period 2013-09-30
MATTEL INC /DE/
filed 2013-10-24
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of October 18, 2013:

338,434,453 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	September 30, 2012	December 31, 2012
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$406,461	$282,095	$1,335,711
Accounts receivable, net	1,885,181	1,828,211	1,226,833
Inventories	807,209	796,352	465,057
Prepaid expenses and other current assets	538,659	366,680	529,204

Total current assets	3,637,510	3,273,338	3,556,805

Noncurrent Assets
Property, plant, and equipment, net	634,773	575,288	593,213
Goodwill	1,080,090	1,079,979	1,080,798
Other noncurrent assets	1,343,882	1,390,124	1,295,969

Total Assets	$6,696,255	$6,318,729	$6,526,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$77,814	$154,503	$9,844
Current portion of long-term debt	50,000	350,000	400,000
Accounts payable	394,857	376,896	385,375
Accrued liabilities	883,092	734,715	887,748
Income taxes payable	65,806	47,296	33,045

Total current liabilities	1,471,569	1,663,410	1,716,012

Noncurrent Liabilities
Long-term debt	1,600,000	1,150,000	1,100,000
Other noncurrent liabilities	616,517	601,461	643,729

Total noncurrent liabilities	2,216,517	1,751,461	1,743,729

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,769,396	1,704,358	1,727,682
Treasury stock at cost; 101.1 million shares, 98.6 million shares, and 99.1 million shares, respectively	(2,387,663)	(2,122,438)	(2,152,702)
Retained earnings	3,672,646	3,316,642	3,515,181
Accumulated other comprehensive loss	(487,579)	(436,073)	(464,486)

Total stockholders’ equity	3,008,169	2,903,858	3,067,044

Total Liabilities and Stockholders’ Equity	$6,696,255	$6,318,729	$6,526,785

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited; in thousands, except per share amounts)
Net Sales	$2,206,961	$2,077,816	$4,371,676	$4,164,976
Cost of sales	1,018,981	962,445	2,043,637	1,981,712

Gross Profit	1,187,980	1,115,371	2,328,039	2,183,264
Advertising and promotion expenses	249,386	234,793	467,329	445,047
Other selling and administrative expenses	410,419	393,211	1,171,914	1,090,681

Operating Income	528,175	487,367	688,796	647,536
Interest expense	19,576	22,723	58,172	65,352
Interest (income)	(1,394)	(1,472)	(4,083)	(5,158)
Other non-operating (income), net	(4,350)	(731)	(2,530)	(1,034)

Income Before Income Taxes	514,343	466,847	637,237	588,376
Provision for income taxes	91,507	100,910	102,542	118,392

Net Income	$422,836	$365,937	$534,695	$469,984

Net Income Per Common Share—Basic	$1.22	$1.06	$1.54	$1.36

Weighted average number of common shares	343,279	342,595	344,733	341,006

Net Income Per Common Share—Diluted	$1.21	$1.04	$1.52	$1.35

Weighted average number of common and potential common shares	346,695	347,122	348,626	345,390

Dividends Declared Per Common Share	$0.36	$0.31	$1.08	$0.93

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited; in thousands)
Net Income	$422,836	$365,937	$534,695	$469,984
Other Comprehensive Income (Loss), Net of Tax:
Currency translation adjustments	34,757	28,944	(30,005)	10,593
Defined benefit pension plans net prior service credit and net actuarial loss	3,877	2,854	10,742	6,705

Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(10,614)	3,933	(3,348)	14,713
Reclassification adjustment for realized losses (gains) included in net income	321	(12,573)	(482)	(21,439)

	(10,293)	(8,640)	(3,830)	(6,726)

Other Comprehensive Income (Loss), Net of Tax	28,341	23,158	(23,093)	10,572

Comprehensive Income	$451,177	$389,095	$511,602	$480,556

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$534,695	$469,984
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	132,407	113,961
Amortization	12,743	12,474
Asset impairment	14,000	—
Deferred income taxes	11,287	38,692
Tax benefits from share-based payment arrangements	(47,807)	(30,222)
Share-based compensation	47,213	42,822
(Decrease) increase from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(662,845)	(541,715)
Inventories	(352,518)	(288,903)
Prepaid expenses and other current assets	(21,209)	(16,247)
Accounts payable, accrued liabilities, and income taxes payable	35,528	106,537
Other, net	(24,749)	(8,526)

Net cash flows used for operating activities	(321,255)	(101,143)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(90,432)	(74,433)
Purchases of other property, plant, and equipment	(88,214)	(82,117)
Payments for acquisition, net of cash acquired	—	(684,522)
Proceeds from foreign currency forward exchange contracts	4,839	6,943
Other, net	(2,076)	844

Net cash flows used for investing activities	(175,883)	(833,285)

Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(9,844)	(8,018)
Proceeds from short-term borrowings, net	77,814	154,503
Payment of credit facility renewal costs	(4,003)	—
Payments of long-term borrowings	(350,000)	(50,000)
Proceeds from long-term borrowings, net	495,260	—
Share repurchases	(400,161)	(38,902)
Payment of dividends on common stock	(372,341)	(317,021)
Proceeds from exercise of stock options	116,143	104,889
Tax benefits from share-based payment arrangements	47,807	30,222
Other, net	(21,991)	(29,456)

Net cash flows used for financing activities	(421,316)	(153,783)

Effect of Currency Exchange Rate Changes on Cash	(10,796)	1,193

Decrease in Cash and Equivalents	(929,250)	(1,087,018)
Cash and Equivalents at Beginning of Period	1,335,711	1,369,113

Cash and Equivalents at End of Period	$406,461	$282,095

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

Accounts receivable are net of allowances for doubtful accounts of $21.5 million, $20.6 million, and $33.5 million as of September 30, 2013, September 30, 2012, and December 31, 2012, respectively.

3.	Inventories

Inventories include the following:

	September 30, 2013	September 30, 2012	December 31, 2012
	(In thousands)
Raw materials and work in process	$110,256	$112,555	$79,216
Finished goods	696,953	683,797	385,841

	$807,209	$796,352	$465,057

4.	Property, Plant, and Equipment

Property, plant, and equipment, net includes the following:

	September 30, 2013	September 30, 2012	December 31, 2012
	(In thousands)
Land	$26,990	$26,703	$26,692
Buildings	268,961	266,653	268,381
Machinery and equipment	975,886	911,985	931,732
Tools, dies, and molds	710,521	663,532	674,119
Capital leases	23,271	23,271	23,271
Leasehold improvements	222,397	205,929	208,900

	2,228,026	2,098,073	2,133,095
Less: accumulated depreciation	(1,593,253)	(1,522,785)	(1,539,882)

	$634,773	$575,288	$593,213

5.	Goodwill

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

In the third quarter of 2013, Mattel assessed its goodwill for impairment by evaluating qualitative factors for each of its reporting units in accordance with Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, and determined that it was not more likely than not that the fair values of its reporting units were less than the carrying amounts. As a result of this determination, the quantitative two-step goodwill impairment test was deemed unnecessary.

The change in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2013 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	December 31, 2012	Currency Exchange Rate Impact	September 30, 2013
		(In thousands)
North America	$546,898	$(160)	$546,738
International	320,169	(704)	319,465
American Girl	213,731	156	213,887

Total goodwill	$1,080,798	$(708)	$1,080,090

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

Mattel finalized the valuation of the assets acquired and liabilities assumed in the fourth quarter of 2012, which resulted in adjustments to the purchase price allocation during the measurement period. As such, Mattel has retrospectively adjusted the provisional amounts recorded in its consolidated balance sheet as of September 30, 2012 as if the valuation of the assets acquired and liabilities assumed was finalized as of the acquisition date. The retrospective adjustments resulted in an increase to the net liabilities assumed of approximately $9 million and goodwill of approximately $9 million, including an adjustment to the consideration paid to acquire HIT Entertainment of less than $0.1 million, which was also recognized as a decrease to Mattel’s other current assets in the consolidated balance sheet. The adjustment to the consideration paid also resulted in a retrospective adjustment to the consolidated statement of cash flows, which increased cash flows used for investing activities and decreased cash flows used for operating activities by less than $0.1 million for the nine months ended September 30, 2012. No retrospective adjustments have been made to the consolidated statements of operations for the three and nine months ended September 30, 2012.

Additionally, during the three and nine months ended September 30, 2013, Mattel recognized approximately $2 million and $5 million of integration costs, respectively. During the three and nine months ended September 30, 2012, Mattel recognized approximately $3 million and $14 million of integration costs, respectively. Mattel also recognized approximately $6 million of transaction costs during the nine months ended September 30, 2012. No transaction costs were incurred during the three months ended September 30, 2012 or during the three and nine months ended September 30, 2013. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	September 30, 2013	September 30, 2012	December 31, 2012
	(In thousands)
Nonamortizable identifiable intangibles	$504,241	$617,223	$617,223
Deferred income taxes	407,756	465,662	374,667
Identifiable intangibles (net of amortization of $72.3 million, $61.8 million, and $64.9 million, respectively)	178,569	91,369	88,786
Other	253,316	215,870	215,293

	$1,343,882	$1,390,124	$1,295,969

In connection with the acquisition of HIT Entertainment, as more fully described in “Note 5 to the Consolidated Financial Statements—Goodwill” of this Quarterly Report on Form 10-Q, Mattel recognized $495.0 million of nonamortizable identifiable intangible assets and $15.7 million of amortizable identifiable intangible assets, primarily related to intellectual property rights.

During the second quarter of 2013, Mattel changed its brand strategy for Polly Pocket®, which includes a more focused allocation of resources to support the Polly Pocket brand in specific markets, resulting in a reduction of the forecasted future cash flows of the brand. As a result of the change, Mattel tested the Polly Pocket trade name for impairment. The Polly Pocket trade name, which had a carrying value of approximately $113 million, was previously determined to be a nonamortizable intangible asset. Its fair value was determined to be approximately $99 million based on a discounted cash flow analysis using the multi-period excess earnings method. Level 3 inputs, including forecasted future cash flows, an estimated useful life, and a discount rate, were used in the valuation. Since the fair value of the asset was below the carrying value, Mattel recorded an impairment charge of approximately $14 million, which is reflected within other selling and administrative expenses for the North America and International operating segments.

In conjunction with the Polly Pocket trade name impairment test, Mattel reassessed the intangible asset’s nonamortizable classification and determined that the nonamortizable classification could no longer be supported. During the second quarter of 2013, the Polly Pocket trade name was reclassified as an amortizable intangible asset, and the remaining fair value of the asset is being amortized over its estimated remaining useful life.

Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying values may exceed the fair values. During the third quarter of 2013, Mattel performed annual quantitative impairment assessments and determined that the remaining nonamortizable intangible assets were not impaired.

Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Amortizable intangible assets were determined to not be impaired during the three and nine months ended September 30, 2013.

7.	Accrued Liabilities

Accrued liabilities include the following:

	September 30, 2013	September 30, 2012	December 31, 2012
	(In thousands)
Litigation accrual	$137,800	$—	$137,800
Advertising and promotion	112,013	138,036	87,878
Royalties	110,463	91,003	97,051
Taxes other than income taxes	93,665	87,132	80,673
Other	429,151	418,544	484,346

	$883,092	$734,715	$887,748

8.	Seasonal Financing

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

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit facility agreement to calculate the ratios. Mattel was in compliance with such covenants at September 30, 2013.

The credit agreement is a material agreement and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel defaulted under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-term Debt

Long-term debt includes the following:

	September 30, 2013	September 30, 2012	December 31, 2012
	(In thousands)
Medium-term notes due November 2013	$50,000	$50,000	$50,000
2008 Senior Notes	—	350,000	350,000
2010 Senior Notes due October 2020 and October 2040	500,000	500,000	500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	—	—

	1,650,000	1,500,000	1,500,000
Less: current portion	(50,000)	(350,000)	(400,000)

Total long-term debt	$1,600,000	$1,150,000	$1,100,000

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

10.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	September 30, 2013	September 30, 2012	December 31, 2012
	(In thousands)
Benefit plan liabilities	$270,482	$263,529	$284,614
Noncurrent tax liabilities	188,122	192,143	213,658
Other	157,913	145,789	145,457

	$616,517	$601,461	$643,729

11.	Accumulated Other Comprehensive Income (Loss)

In 2013, Mattel adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to present either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	For the Three Months Ended September 30, 2013
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2013	$3,880	$(183,791)	$(336,009)	$(515,920)
Other comprehensive (loss) income before reclassifications	(10,614)	236	34,757	24,379
Amounts reclassified from accumulated other comprehensive income (loss)	321	3,641	—	3,962

Net (decrease) increase in other comprehensive income	(10,293)	3,877	34,757	28,341

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2013	$ (6,413)	$ (179,914)	$ (301,252)	$ (487,579)

	For the Nine Months Ended September 30, 2013
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2012	$(2,583)	$(190,656)	$(271,247)	$(464,486)
Other comprehensive (loss) income before reclassifications	(3,348)	861	(30,005)	(32,492)
Amounts reclassified from accumulated other comprehensive income (loss)	(482)	9,881	—	9,399

Net (decrease) increase in other comprehensive income	(3,830)	10,742	(30,005)	(23,093)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2013	$(6,413)	$(179,914)	$(301,252)	$(487,579)

	For the Three Months Ended September 30, 2012
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2012	$26,530	$(168,547)	$(317,214)	$(459,231)
Other comprehensive income (loss) before reclassifications	3,933	(3,286)	28,944	29,591
Amounts reclassified from accumulated other comprehensive income (loss)	(12,573)	6,140	—	(6,433)

	For the Three Months Ended September 30, 2012
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Net (decrease) increase in other comprehensive income	(8,640)	2,854	28,944	23,158

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2012	$17,890	$ (165,693)	$ (288,270)	$ (436,073)

	For the Nine Months Ended September 30, 2012
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2011	$24,616	$(172,398)	$(298,863)	$(446,645)
Other comprehensive income (loss) before reclassifications	14,713	(7,597)	10,593	17,709
Amounts reclassified from accumulated other comprehensive income (loss)	(21,439)	14,302	—	(7,137)

Net (decrease) increase in other comprehensive income	(6,726)	6,705	10,593	10,572

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2012	$17,890	$(165,693)	$(288,270)	$(436,073)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income to the statement of operations:

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	Statements of Operations Classification
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange contracts	$(589)	$12,540	Cost of sales
	268	33	Provision for income taxes

	$(321)	$12,573	Net income

Defined Benefit Pension Plans
Prior service credit	$541	$398	(a)
Actuarial loss	(4,406)	(5,950)	(a)
Settlement loss	(1,835)	(3,534)	(a)

	(5,700)	(9,086)
	2,059	2,946	Provision for income taxes

	$(3,641)	$(6,140)	Net income

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts	$224	$21,572	Cost of sales
	258	(133)	Provision for income taxes

	$482	$21,439	Net income

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Statements of Operations Classification
	(In thousands)
Defined Benefit Pension Plans
Prior service credit	$793	$377	(a)
Actuarial loss	(14,698)	(17,490)	(a)
Settlement loss	(1,835)	(3,534)	(a)

	(15,740)	(20,647)
	5,859	6,345	Provision for income taxes

	$(9,881)	$(14,302)	Net income

(a)	The amortization of prior service credit and actuarial loss and the settlement loss are included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Currency translation adjustments resulted in a net loss of $30.0 million for the nine months ended September 30, 2013, primarily due to the weakening of the Brazilian real, Indonesian rupiah, and Australian dollar against the US dollar, partially offset by the strengthening of the Euro against the US dollar. Currency translation adjustments resulted in a net gain of $10.6 million for the nine months ended September 30, 2012, primarily due to the strengthening of the Mexican peso and British pound sterling against the US dollar.

12.	Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of September 30, 2013, September 30, 2012, and December 31, 2012, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.46 billion, $1.33 billion, and $1.36 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		September 30, 2013	September 30, 2012	December 31, 2012
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$1,146	$19,403	$3,064
Foreign currency forward exchange contracts	Other noncurrent assets	—	465	4

Total derivatives designated as hedging instruments		$1,146	$19,868	$3,068

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$2,224	$—	$—

Total		$3,370	$19,868	$3,068

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		September 30, 2013	September 30, 2012	December 31, 2012
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$13,171	$8,528	$8,093
Foreign currency forward exchange contracts	Other noncurrent liabilities	1,234	394	177

Total derivatives designated as hedging instruments		$14,405	$8,922	$8,270

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$703	$2,821	$487

Total		$15,108	$11,743	$8,757

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended September 30, 2013		For the Three Months Ended September 30, 2012		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(10,614)	$(321)	$3,933	$12,573	Cost of sales

	For the Nine Months Ended September 30, 2013		For the Nine Months Ended September 30, 2012		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(3,348)	$482	$14,713	$21,439	Cost of sales

The net loss of $0.3 million and net gain of $0.5 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and nine months ended September 30, 2013, respectively, and the net gains of $12.6 million and $21.4 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and nine months ended September 30, 2012, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$27,911	$15,796	Non-operating income/expense
Foreign currency forward exchange contracts	(3,775)	(102)	Cost of sales

Total	$24,136	$15,694

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$10,590	$7,689	Non-operating income/expense
Foreign currency forward exchange contracts	(3,744)	(637)	Cost of sales

Total	$6,846	$7,052

The net gains of $24.1 million and $6.8 million recognized in the consolidated statements of operations for the three and nine months ended September 30, 2013, respectively, and the net gains of $15.7 million and $7.1 million recognized in the consolidated statements of operations for the three and nine months ended September 30, 2012, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$3,370	$—	$3,370
Auction rate securities (b)	—	—	26,758	26,758

Total assets	$—	$3,370	$26,758	$30,128

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$15,108	$—	$15,108

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$19,868	$—	$19,868
Auction rate securities (b)	—	—	13,656	13,656

Total assets	$—	$19,868	$13,656	$33,524

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$11,743	$—	$11,743

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$3,068	$—	$3,068
Auction rate securities (b)	—	—	19,256	19,256

Total assets	$—	$3,068	$19,256	$22,324

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$8,757	$—	$8,757

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)	The fair value of the auction rate securities is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, (iii) illiquidity considerations, and (iv) market correlation.

The following table presents information about Mattel’s assets measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2012	$19,256
Unrealized gain	7,502

Balance at September 30, 2013	$26,758

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying values of these instruments approximate their fair values because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $1.69 billion (compared to a carrying value of $1.65 billion) as of September 30, 2013, $1.63 billion (compared to a carrying value of $1.50 billion) as of September 30, 2012, and $1.63 billion (compared to a carrying value of $1.50 billion) as of December 31, 2012. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands, except per share amounts)
Basic:
Net income	$422,836	$365,937	$534,695	$469,984
Less net income allocable to participating RSUs (a)	(3,642)	(3,301)	(4,889)	(4,517)

Net income available for basic common shares	$419,194	$362,636	$529,806	$465,467

Weighted average common shares outstanding	343,279	342,595	344,733	341,006

Basic net income per common share	$1.22	$1.06	$1.54	$1.36

Diluted:
Net income	$422,836	$365,937	$534,695	$469,984
Less net income allocable to participating RSUs (a)	(3,615)	(3,266)	(4,872)	(4,497)

Net income available for diluted common shares	$419,221	$362,671	$529,823	$465,487

Weighted average common shares outstanding	343,279	342,595	344,733	341,006
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	3,416	4,527	3,893	4,384

Weighted average number of common and potential common shares	346,695	347,122	348,626	345,390

Diluted net income per common share	$1.21	$1.04	$1.52	$1.35

(a)	During the three and nine months ended September 30, 2013 and 2012, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 1.0 million and 1.1 million shares were excluded from the calculation of diluted net income per common share for the three months ended September 30, 2013 and 2012, respectively, because they were antidilutive. Nonqualified stock options and non-participating RSUs totaling 0.3 million and 0.4 million shares were excluded from the calculation of diluted net income per common share for the nine months ended September 30, 2013 and 2012, respectively, because they were antidilutive.

15.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans” in its 2012 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Service cost	$2,835	$3,326	$10,523	$9,827
Interest cost	6,150	7,501	19,415	22,472
Expected return on plan assets	(7,630)	(7,837)	(22,288)	(23,361)
Amortization of prior service credit	(541)	(398)	(793)	(377)
Recognized actuarial loss	4,053	5,923	14,265	17,403
Settlement loss	1,835	3,534	1,835	3,534

	$6,702	$12,049	$22,957	$29,498

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Service cost	$17	$21	$61	$59
Interest cost	512	369	1,188	1,059
Recognized actuarial loss	353	27	433	87

	$882	$417	$1,682	$1,205

During the nine months ended September 30, 2013, Mattel made cash contributions totaling approximately $23 million and $1 million to its defined benefit pension and postretirement benefit plans, respectively.

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

Compensation expense, included within other selling and administrative expenses, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Stock option compensation expense	$3,493	$3,701	$7,711	$9,192
RSU compensation expense	16,139	13,928	39,502	33,630

	$19,632	$17,629	$47,213	$42,822

As of September 30, 2013, total unrecognized compensation cost related to unvested share-based payments totaled $90.5 million and is expected to be recognized over a weighted-average period of 2.1 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the nine months ended September 30, 2013 and 2012 was $116.1 million and $104.9 million, respectively.

17.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Design and development	$52,659	$52,070	$148,043	$146,231
Identifiable intangible asset amortization	3,468	3,081	9,199	8,797

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

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Operating income	$13,260	$20,086	$27,375	$42,559
Other non-operating income (expense), net	224	1,308	(698)	1,713

Net transaction gains	$13,484	$21,394	$26,677	$44,272

19.	Income Taxes

Mattel’s provision for income taxes was $102.5 million and $118.4 million for the nine months ended September 30, 2013 and 2012, respectively. During the three and nine months ended September 30, 2013, Mattel recognized net discrete tax benefits of $17.0 million and $32.2 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. During the three and nine months ended September 30, 2012, Mattel recognized net discrete tax benefits of $5.5 million and $16.0 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

In August of 2013, Mattel reached a settlement with the Internal Revenue Service (“IRS”) Office of Appeals regarding all unresolved issues in the IRS’s examination of Mattel’s 2008 and 2009 federal income tax returns. As a result, Mattel’s total unrecognized tax benefits decreased by $190.0 million. A majority of the decrease related to a capital loss for which Mattel recognized no financial statement benefit.

In the normal course of business, Mattel is regularly audited by the IRS. The IRS is currently auditing Mattel’s 2010 and 2011 federal income tax returns. The IRS audit plan calls for the completion of the current examination in the first quarter of 2014. While it is reasonably possible that a significant increase or decrease in Mattel’s unrecognized tax benefits may occur in the next twelve months related to this IRS audit, a current estimate of the range of reasonably possible outcomes cannot be made at this time.

Mattel is also regularly audited by state and foreign tax authorities. Based on the current status of state and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $5 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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

In September 2010, Yellowstone filed a further appeal. Under Brazilian law, the appeal was de novo and Yellowstone restated all of the arguments it made at the trial court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The appeals court held hearings on the appeal in March and April 2013. On July 26, 2013, the appeals court awarded Yellowstone $19 million in damages, as adjusted for inflation and interest. The court also awarded Mattel approximately $8 million on its counterclaim, as adjusted for inflation. On August 2, 2013, Mattel filed a motion for clarification since the written decision contained clear errors in terms of amounts awarded and interest and inflation adjustments. Mattel’s motion also asked the court to decide whether Yellowstone’s award could be offset by the counterclaim award, despite Yellowstone’s status as a bankrupt entity. A decision on the clarification motion is expected in the fourth quarter of 2013. Mattel intends to appeal the decision to the Superior Court based on both procedural and substantive grounds.

Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $19 million. The high end of this range, approximately $19 million, is based on the calculation of the current amount of the damages and loss of profits, including interest and inflation adjustments, reported in the first court-appointed examination report submitted in the lawsuit, plus attorney’s fees. Mattel do Brasil may be entitled to offset its counterclaim award of approximately $8 million, including inflation adjustment, against such loss. The existence of pending motions for clarification filed by both parties and the resulting clarification decision expected to be issued in the fourth quarter of 2013, as well as the procedural aspects of an appeal to the Superior Court, adds some uncertainty to the final outcome of the matter. Mattel believes however that it has good legal grounds for appeal of the decision and does not believe that a loss is probable for this matter. Accordingly, a liability has not been accrued as of September 30, 2013. Mattel may be required to place the full amount of the damage award in escrow pending an appeal decision by the Superior Court.

21.	Segment Information

Mattel sells a broad variety of toy products which are grouped into three major brand categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie”), Polly Pocket, Little Mommy®, Disney Classics®, and Monster High® (collectively “Other Girls Brands”), Hot Wheels®, Matchbox®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS®, Disney Planes™, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, Batman®, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, Laugh & Learn®, and Imaginext® (collectively “Core Fisher-Price”), Dora the Explorer®, Thomas & Friends, Mickey Mouse® Clubhouse, and Disney Jake and the Never Land Pirates® (collectively “Fisher-Price Friends”), and Power Wheels®.

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

Segment Data

The following tables present information about revenues, income, and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales” and reconciled to net sales in Part I, Item 2 “Non-GAAP Financial Measure” of this Quarterly Report on Form 10-Q). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income represents each segment’s operating income, while consolidated operating income represents income from operations before net interest, other non-operating income, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency rates on intercompany transactions.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Revenues by Segment
North America	$1,211,544	$1,190,946	$2,234,484	$2,228,979
International	1,061,829	973,590	2,216,736	2,063,776
American Girl	128,951	109,204	317,658	264,877

Gross sales	2,402,324	2,273,740	4,768,878	4,557,632
Sales adjustments	(195,363)	(195,924)	(397,202)	(392,656)

Net sales	$2,206,961	$2,077,816	$4,371,676	$4,164,976

Segment Income
North America	$358,171	$334,540	$510,264	$503,285
International	250,170	225,297	389,265	348,731
American Girl	16,144	10,286	23,307	4,936

	624,485	570,123	922,836	856,952
Corporate and other expense (a)	(96,310)	(82,756)	(234,040)	(209,416)

Operating income	528,175	487,367	688,796	647,536
Interest expense	19,576	22,723	58,172	65,352
Interest (income)	(1,394)	(1,472)	(4,083)	(5,158)
Other non-operating (income), net	(4,350)	(731)	(2,530)	(1,034)

Income before income taxes	$514,343	$466,847	$637,237	$588,376

(a)	Corporate and other expense includes share-based compensation expense of $19.6 million and $47.2 million for the three and nine months ended September 30, 2013, respectively, and $17.6 million and $42.8 million for the three and nine months ended September 30, 2012, respectively, and severance expense of $2.4 million and $15.9 million for the three and nine months ended September 30, 2013, respectively, and $1.1 million and $9.2 million for the three and nine months ended September 30, 2012, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	September 30, 2013	September 30, 2012	December 31, 2012
	(In thousands)
Assets by Segment
North America	$1,097,763	$1,104,314	$694,479
International	1,385,467	1,322,520	807,911
American Girl	142,648	128,681	90,335

	2,625,878	2,555,515	1,592,725
Corporate and other	66,512	69,048	99,165

Accounts receivable and inventories, net	$2,692,390	$2,624,563	$1,691,890

The table below presents worldwide revenues by brand category:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$1,480,696	$1,371,130	$2,965,294	$2,775,016
Fisher-Price Brands	789,303	790,416	1,473,298	1,507,854
American Girl Brands	122,302	101,972	300,931	246,681
Other	10,023	10,222	29,355	28,081

Gross sales	2,402,324	2,273,740	4,768,878	4,557,632
Sales adjustments	(195,363)	(195,924)	(397,202)	(392,656)

Net sales	$2,206,961	$2,077,816	$4,371,676	$4,164,976

22.	Subsequent Event

On October 16, 2013, Mattel announced that its Board of Directors declared a fourth quarter dividend of $0.36 per common share. The dividend is payable on December 13, 2013 to stockholders of record on November 27, 2013.

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

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie fashion dolls and accessories (“Barbie”), Polly Pocket, Little Mommy, Disney Classics, and Monster High (collectively “Other Girls Brands”), Hot Wheels, Matchbox, and Tyco R/C vehicles and play sets (collectively “Wheels”), and CARS, Disney Planes, Radica, Toy Story, Max Steel, WWE Wrestling, Batman, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price, Little People, BabyGear, Laugh & Learn, and Imaginext (collectively “Core Fisher-Price”), Dora the Explorer, Thomas & Friends, Mickey Mouse Clubhouse, and Disney Jake and the Never Land Pirates, (collectively “Fisher-Price Friends”), and Power Wheels.

American Girl Brands—including My American Girl, the historical collection, and Bitty Baby. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

Third Quarter 2013 Overview

During the third quarter of 2013, Mattel delivered strong operating results with sales growth across its global portfolio of brands, gross margin expansion, and improved other selling and administrative spending leverage. More specifically:

•

Net sales for the third quarter of 2013 were $2.21 billion, up 6% as compared to 2012, primarily due to higher sales of its Girls portfolio, which experienced growth in each of its major brands, Barbie, Monster High, Disney Princess®, and American Girl, as well as higher sales of Fisher-Price Friends products.

•

Gross profit as a percentage of net sales was 53.8% in the third quarter 2013 as compared to 53.7% in 2012, which is consistent with Mattel’s near-term goal of sustaining gross margins within the low-to-mid 50% range. Gross margin drivers included favorable product mix, savings from Mattel’s Operational Excellence 3.0 programs, and price increases offset by higher input costs, which were partially offset by unfavorable changes in foreign currency exchange rates.

•

Operating income in the third quarter of 2013 was $528.2 million, as compared to $487.4 million in 2012. The increase in operating income was primarily a result of higher gross profit, partially offset by higher other selling and administrative expenses and higher advertising and promotion expenses.

•	Mattel’s Operational Excellence 3.0 program generated gross cost savings of approximately $15 million during the third quarter of 2013.

Results of Operations—Third Quarter

Consolidated Results

Net sales for the third quarter of 2013 were $2.21 billion, a 6% increase, as compared to $2.08 billion in 2012, with an unfavorable change in currency exchange rates of 1 percentage point. Net income for the third quarter of 2013 was $422.8 million, or $1.21 per diluted share, as compared to net income of $365.9 million, or $1.04 per diluted share, in 2012. Net income for the third quarter of 2013 was positively impacted by higher net sales, higher gross margins, and a lower effective tax rate, partially offset by higher other selling and administrative expenses and higher advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the third quarter of 2013 and 2012 (in millions, except percentage and basis point information):

	For the Three Months Ended September 30,				Year/Year Change
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$2,207.0	100.0%	$2,077.8	100.0%	6%	—

Gross profit	$1,188.0	53.8%	$1,115.4	53.7%	7%	10
Advertising and promotion expenses	249.4	11.3	234.8	11.3	6%	—
Other selling and administrative expenses	410.4	18.6	393.2	18.9	4%	–30

Operating income	528.2	23.9	487.4	23.5	8%	40
Interest expense	19.6	0.9	22.7	1.1	–14%	–20
Interest (income)	(1.4)	–0.1	(1.5)	–0.1	–5%	—
Other non-operating (income), net	(4.3)		(0.6)

Income before income taxes	$514.3	23.3%	$466.8	22.5%	10%	80

Sales

Net sales for the third quarter of 2013 were $2.21 billion, a 6% increase, as compared to $2.08 billion in 2012, with an unfavorable change in currency exchange rates of 1 percentage point.

The following table provides a summary of Mattel’s consolidated gross sales by brand for the third quarter of 2013 and 2012:

	For the Three Months Ended September 30,
	2013	2012	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$444.3	$430.4	3%
Other Girls	447.7	350.4	28%
Wheels	241.7	266.6	–9%
Entertainment	347.0	323.7	7%

	1,480.7	1,371.1	8%
Fisher-Price Brands:
Core Fisher-Price	513.6	529.4	–3%
Fisher-Price Friends	220.6	193.7	14%
Other Fisher-Price	55.1	67.3	–18%

	789.3	790.4	—

American Girl Brands	122.3	102.0	20%
Other	10.0	10.2

Total Gross Sales	$2,402.3	$2,273.7	6%

Gross sales were $2.40 billion in the third quarter of 2013, up $128.6 million or 6%, as compared to $2.27 billion in 2012, with no impact from changes in currency exchange rates. The increase in gross sales was due to higher sales of Other Girls, Fisher-Price Friends, and American Girl products. Of the 28% increase in Other Girls gross sales, 27% was due to higher sales of Monster High products. Of the 14% increase in Fisher-Price Friends gross sales, 6% was due to higher sales of Thomas & Friends products, which benefited from this year’s introduction of the Thomas & Friends wood line, and 6% was due to the initial release of the Mike the Knight® product line. Of the 20% increase in American Girl Brands gross sales, 6% was due to higher sales of Historical Character products, 4% was due to higher sales of the 2013 Girl of the Year, Saige™, and 3% was due to higher sales of My American Girl products.

Cost of Sales

Cost of sales as a percentage of net sales was 46.2% in the third quarter of 2013, as compared to 46.3% in 2012. Cost of sales increased by $56.6 million, or 6%, from $962.4 million in the third quarter of 2012 to $1.02 billion in 2013, which is consistent with the 6% increase in net sales. Within cost of sales, product and other costs increased by $45.8 million, or 6%, from $784.4 million in the third quarter of 2012 to $830.2 million in 2013; freight and logistics expenses increased by $5.9 million, or 6%, from $93.0 million in the third quarter of 2012 to $98.9 million in 2013; and royalty expenses increased by $4.9 million, or 6%, from $85.0 million in the third quarter of 2012 to $89.9 million in 2013.

Gross Profit

Gross profit as a percentage of net sales increased from 53.7% in the third quarter of 2012 to 53.8% in 2013. Gross profit as a percentage of net sales was impacted by favorable product mix, savings from Operational Excellence 3.0 programs, and price increases offset by higher input costs, which were partially offset by unfavorable changes in foreign currency exchange rates.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, and (iii) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses, as a percentage of net sales, were flat at 11.3% during the third quarter of 2013 and 2012.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $410.4 million, or 18.6% of net sales, in the third quarter of 2013, as compared to $393.2 million, or 18.9% of net sales, in 2012. The significant changes in other selling and administrative expenses included higher employee-related expenses and investments in strategic initiatives of approximately $21 million.

Non-Operating Items

Interest expense decreased from $22.7 million in the third quarter of 2012 to $19.6 million in 2013, primarily due to lower average interest rates related to long-term borrowings.

Provision for Income Taxes

Mattel’s provision for income taxes was $91.5 million in the third quarter of 2013, as compared to $100.9 million in 2012. Mattel recognized net discrete tax benefits of $17.0 million and $5.5 million in the third quarter of 2013 and 2012, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the third quarter of 2013 and 2012:

	For the Three Months Ended September 30,
	2013	2012	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$189.9	$191.3	–1%
Other Girls	219.1	166.5	32%
Wheels	125.5	143.3	–12%
Entertainment	148.8	160.2	–7%

	683.3	661.3	3%

	For the Three Months Ended September 30,
	2013	2012	% Change
	(In millions, except percentage information)
Fisher-Price Brands:
Core Fisher-Price	330.9	345.1	–4%
Fisher-Price Friends	142.5	119.3	19%
Other Fisher-Price	51.5	62.2	–17%

	524.9	526.6	—

Other	3.3	3.0

Total Gross Sales	$1,211.5	$1,190.9	2%

Gross sales for the North America segment were $1.21 billion in the third quarter of 2013, up $20.6 million or 2%, with no impact from changes in currency exchange rates, as compared to $1.19 billion in 2012. The increase in the North America segment gross sales was due to higher sales of Other Girls and Fisher-Price Friends products, partially offset by lower sales of Wheels products. Of the 32% increase in Other Girls gross sales, 21% was due to higher sales of Monster High products, and 12% was due to higher sales of Disney Princess products, including Sofia the First™ products. Of the 19% increase in Fisher-Price Friends gross sales, 7% was due to higher sales of Thomas & Friends products, which benefited from this year’s introduction of the Thomas & Friends wood line, 7% was due to the initial release of the Octonauts® product line, and 6% was due to the initial release of the Mike the Knight product line. Of the 12% decrease in Wheels products, 11% was due to lower sales of radio-controlled vehicles and Matchbox products. Cost of sales increased 3% in the third quarter of 2013, consistent with the 3% increase in net sales, due to higher product and other costs and higher royalty expenses. Gross margins increased as a result of savings from Operational Excellence 3.0 programs and price increases offset by higher input costs, which were partially offset by unfavorable product mix, including higher sales of royalty-related products.

North America segment income increased 7% to $358.2 million in the third quarter of 2013, as compared to $334.5 million in 2012, primarily due to higher gross profit and lower advertising and promotion expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the third quarter of 2013 versus 2012:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	9	–2
Europe	13	3
Latin America	4	–6
Asia Pacific	8	–6

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the third quarter of 2013 and 2012:

	For the Three Months Ended September 30,
	2013	2012	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$254.4	$239.2	6%
Other Girls	228.6	183.9	24%
Wheels	116.2	123.3	–6%
Entertainment	198.2	163.4	21%

	797.4	709.8	12%
Fisher-Price Brands:
Core Fisher-Price	182.7	184.3	–1%
Fisher-Price Friends	78.1	74.4	5%
Other Fisher-Price	3.6	5.1	–29%

	264.4	263.8	—

Total Gross Sales	$1,061.8	$973.6	9%

Gross sales for the International segment were $1.06 billion in the third quarter of 2013, up $88.2 million or 9%, as compared to $973.6 million in 2012, with unfavorable changes in currency exchange rates of 2 percentage points. The increase in the International segment gross sales was due to higher sales of Other Girls and Entertainment products. Of the 24% increase in Other Girls gross sales, 32% was due to higher sales of Monster High products. Of the 21% increase in Entertainment gross sales, 25% was due to the initial release of Disney Planes products in conjunction with the theatrical release in 2013. Cost of sales increased 9% in the third quarter of 2013, consistent with the 9% increase in net sales, due to higher product and other costs and higher freight and logistics expenses. Gross margins increased slightly as a result of savings from Operational Excellence 3.0 programs, favorable product mix, and price increases partially offset by higher input costs, which were partially offset by unfavorable changes in foreign currency exchange rates.

International segment income increased 11% to $250.2 million in the third quarter of 2013, as compared to $225.3 million in 2012, primarily due to higher gross profit, partially offset by higher other selling and administrative expenses and higher advertising and promotion expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the third quarter of 2013 and 2012:

	For the Three Months Ended September 30,
	2013	2012	% Change
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$122.3	$102.0	20%
Other Brands	6.7	7.2	–8%

Total American Girl Segment	$129.0	$109.2	18%

Gross sales for the American Girl segment were $129.0 million in the third quarter of 2013, up $19.8 million or 18%, as compared to $109.2 million in 2012, with no impact from changes in currency exchange rates. Of the 20% increase in American Girl Brands gross sales, 6% was due to higher sales of Historical Character products, 4% was due to higher sales of the 2013 Girl of the Year, Saige, and 3% was due to higher sales of My American Girl products. Cost of sales increased 13% in the third quarter of 2013, as compared to an 18% increase in net sales, due to higher product and other costs and higher freight and logistics expenses. Gross margins increased as a result of favorable product mix and price increases partially offset by higher input costs.

American Girl segment income increased 57% to $16.1 million in the third quarter of 2013, as compared to $10.3 million in 2012, primarily due to higher gross profit, partially offset by higher other selling and administrative expenses.

Results of Operations—First Nine Months of 2013

Consolidated Results

Net sales for the first nine months of 2013 were $4.37 billion, a 5% increase, as compared to $4.17 billion in 2012, with an unfavorable change in currency exchange rates of 1 percentage point. Net income for the first nine months of 2013 was $534.7 million, or $1.52 per diluted share, as compared to net income of $470.0 million, or $1.35 per diluted share, in 2012. Net income for the first nine months of 2013 was positively impacted by higher net sales, higher gross margins, and a lower effective tax rate, partially offset by higher other selling and administrative expenses and higher advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the first nine months of 2013 and 2012 (in millions, except percentage and basis point information):

	For the Nine Months Ended September 30,				Year/Year Change
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$4,371.7	100.0%	$4,165.0	100.0%	5%	—

Gross profit	$2,328.0	53.3%	$2,183.3	52.4%	7%	90
Advertising and promotion expenses	467.3	10.7	445.0	10.7	5%	—
Other selling and administrative expenses	1,171.9	26.8	1,090.8	26.2	7%	60

Operating income	688.8	15.8	647.5	15.5	6%	30
Interest expense	58.2	1.3	65.4	1.6	–11%	–30
Interest (income)	(4.1)	–0.1	(5.2)	–0.1	–21%	—
Other non-operating (income), net	(2.5)		(1.1)

Income before income taxes	$637.2	14.6%	$588.4	14.1%	8%	50

Sales

Net sales for the first nine months of 2013 were $4.37 billion, a 5% increase, as compared to $4.17 billion in 2012, with an unfavorable change in currency exchange rates of 1 percentage point.

The following table provides a summary of Mattel’s consolidated gross sales by brand for the first nine months of 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$831.6	$847.0	–2%
Other Girls	891.4	675.1	32%
Wheels	519.9	556.5	–7%
Entertainment	722.4	696.4	4%

	2,965.3	2,775.0	7%
Fisher-Price Brands:
Core Fisher-Price	964.9	1,029.6	–6%
Fisher-Price Friends	421.4	369.0	14%
Other Fisher-Price	87.0	109.3	–20%

	1,473.3	1,507.9	–2%

American Girl Brands	300.9	246.7	22%
Other	29.4	28.0

Total Gross Sales	$4,768.9	$4,557.6	5%

Gross sales were $4.77 billion in the first nine months of 2013, up $211.3 million or 5%, as compared to $4.56 billion in 2012, with no impact from changes in currency exchange rates. The increase in gross sales was due to higher sales of Other Girls, American Girl, and Fisher-Price Friends products. Of the 32% increase in Other Girls gross sales, 34% was due to higher sales of Monster High products. Of the 22% increase in American Girl Brands gross sales, 6% was due to higher sales of the 2013 Girl of the Year, Saige, 6% was due to higher sales of My American Girl products, and 5% was due to higher sales of Historical Character products. Of the 14% increase in Fisher-Price Friends gross sales, 8% was due to higher sales of Thomas & Friends products, which benefited from this year’s introduction of the Thomas & Friends wood line, and 5% was due to the initial release of the Mike the Knight product line.

Cost of Sales

Cost of sales as a percentage of net sales was 46.7% in the first nine months of 2013, as compared to 47.6% in 2012. Cost of sales increased by $62.0 million, or 3%, from $1.98 billion in the first nine months of 2012 to $2.04 billion in 2013, compared to a 5% increase in net sales. Within cost of sales, product and other costs increased by $40.5 million, or 3%, from $1.61 billion in the first nine months of 2012 to $1.65 billion in 2013; freight and logistics expenses increased by $11.4 million, or 5%, from $212.7 million in the first nine months of 2012 to $224.1 million in 2013; and royalty expenses increased by $10.1 million, or 6%, from $164.0 million in the first nine months of 2012 to $174.1 million in 2013.

Gross Profit

Gross profit as a percentage of net sales increased to 53.3% in the first nine months of 2013 from 52.4% in 2012. The increase in gross profit as a percentage of net sales was primarily due to favorable product mix, savings from Operational Excellence 3.0 programs, and price increases partially offset by higher input costs, which were partially offset by unfavorable changes in foreign currency exchange rates.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, and (iii) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses, as a percentage of net sales, were flat at 10.7% during the first nine months of 2013 and 2012.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.17 billion, or 26.8% of net sales, in the first nine months of 2013, as compared to $1.09 billion, or 26.2% of net sales, in 2012. The significant changes in other selling and administrative expenses included higher employee-related expenses and higher investments in strategic initiatives of approximately $69 million and an asset impairment charge of approximately $14 million, partially offset by lower acquisition and integration costs associated with the 2012 HIT acquisition of approximately $15 million.

Non-Operating Items

Interest expense decreased from $65.4 million in the first nine months of 2012 to $58.2 million in 2013, primarily due to lower average interest rates related to long-term borrowings.

Provision for Income Taxes

Mattel’s provision for income taxes was $102.5 million in the first nine months of 2013, as compared to $118.4 million in 2012. Mattel recognized net discrete tax benefits of $32.2 million and $16.0 million in the first nine months of 2013 and 2012, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first nine months of 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$324.0	$348.6	–7%
Other Girls	409.4	319.3	28%
Wheels	250.0	281.0	–11%
Entertainment	325.1	333.4	–2%

	1,308.5	1,282.3	2%
Fisher-Price Brands:
Core Fisher-Price	580.0	624.8	–7%
Fisher-Price Friends	255.7	211.5	21%
Other Fisher-Price	81.2	102.0	–20%

	916.9	938.3	–2%

Other	9.1	8.4

Total Gross Sales	$2,234.5	$2,229.0	—

Gross sales for the North America segment were flat at $2.23 billion in the first nine months of 2013 and 2012, with no impact from changes in currency exchange rates. The change in the North America segment gross sales was due to higher sales of Other Girls and Fisher-Price Friends products, partially offset by lower sales of Wheels products. Of the 28% increase in Other Girls gross sales, 26% was due to higher sales of Monster High products. Of the 21% increase in Fisher-Price Friends gross sales, 10% was due to higher sales of Thomas & Friends products, which benefited from this year’s introduction of the Thomas & Friends wood line, 6% was due to the initial release of the Octonauts product line, and 6% was due to the initial release of the Mike the Knight product line. Of the 11% decrease in Wheels gross sales, 8% was due to lower sales of radio-controlled vehicles and Matchbox products. Cost of sales in the first nine months of 2013 was flat with 2012, as compared to a 1% increase in net sales, due to higher royalty expense offset by lower product and other costs. Gross margins increased as a result of savings from Operational Excellence 3.0 programs and price increases offset by higher input costs.

North America segment income increased 1% to $510.3 million in the first nine months of 2013, as compared to $503.3 million in 2012, primarily due to higher gross profit and lower advertising and promotion expenses, partially offset by higher other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the first nine months of 2013 versus 2012:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	7	–2
Europe	10	1
Latin America	3	–4
Asia Pacific	7	–4

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first nine months of 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$507.6	$498.4	2%
Other Girls	481.9	355.7	35%
Wheels	270.1	275.6	–2%
Entertainment	397.2	363.0	9%

	1,656.8	1,492.7	11%
Fisher-Price Brands:
Core Fisher-Price	384.9	404.7	–5%
Fisher-Price Friends	165.7	157.5	5%
Other Fisher-Price	5.8	7.4	–19%

	556.4	569.6	–2%

Other	3.5	1.5

Total Gross Sales	$2,216.7	$2,063.8	7%

Gross sales for the International segment were $2.22 billion in the first nine months of 2013, up $152.9 million or 7%, as compared to $2.06 billion in 2012, with an unfavorable change in currency exchange rates of 2 percentage points. The increase in the International segment gross sales was due to higher sales of Other Girls and Entertainment products. Of the 35% increase in Other Girls gross sales, 41% was due to higher sales of Monster High products. Of the 9% increase in Entertainment gross sales, 14% was due to the initial release of Disney Planes products in conjunction with the theatrical release in 2013. Cost of sales increased 4% in the first nine months of 2013, as compared to a 7% increase in net sales, due to higher product and other costs and higher freight and logistics expense. Gross margins increased as a result of favorable product mix, savings from Operational Excellence 3.0 programs, and price increases partially offset by higher input costs, which were partially offset by unfavorable changes in currency exchange rates.

International segment income increased 12% to $389.3 million in the first nine months of 2013, as compared to $348.7 million in 2012, primarily due to higher gross profit, partially offset by higher other selling and administrative expenses and higher advertising and promotion expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first nine months of 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012	% Change
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$300.9	$246.7	22%
Other Brands	16.8	18.2	–8%

Total American Girl Segment	$317.7	$264.9	20%

Gross sales for the American Girl segment were $317.7 million in the first nine months of 2013, up $52.8 million or 20%, as compared to $264.9 million in 2012, with no impact from changes in currency exchange rates. Of the 22% increase in American Girl Brands gross sales, 6% was due to higher sales of the 2013 Girl of the Year, Saige, 6% was due to higher sales of My American Girl products, and 5% was due to higher sales of Historical Character products. Cost of sales increased 13% in the first nine months of 2013, as compared to a 20% increase in net sales, due to higher product and other costs and higher freight and logistics expenses. Gross margins increased as a result of favorable product mix and price increases partially offset by higher input costs.

American Girl segment income increased $18.4 million to $23.3 million in the first nine months of 2013, as compared to $4.9 million in 2012, primarily due to higher gross profit partially offset by higher other selling and administrative expenses.

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

In the third quarter of 2013, Mattel recognized gross cost savings before severance charges and investments of approximately $15 million. Of the gross cost savings realized, approximately $11 million was reflected within gross profit and approximately $4 million was reflected within other selling and administrative expenses.

In the first nine months of 2013, Mattel recognized gross cost savings before severance charges and investments of approximately $29 million. Of the gross cost savings realized, approximately $21 million was reflected within gross profit and approximately $8 million was reflected within other selling and administrative expenses.

Income Taxes

Mattel’s provision for income taxes was $102.5 million and $118.4 million for the first nine months of 2013 and 2012, respectively. During the third quarter and first nine months of 2013, Mattel recognized net discrete tax benefits of $17.0 million and $32.2 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of current audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. During the third quarter and first nine months of 2012, Mattel recognized net discrete tax benefits of $5.5 million and $16.0 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

In August of 2013, Mattel reached a settlement with the IRS Office of Appeals regarding all unresolved issues in the IRS’s examination of Mattel’s 2008 and 2009 federal income tax returns. As a result, Mattel’s total unrecognized tax benefits decreased by $190.0 million. A majority of the decrease related to a capital loss for which Mattel recognized no financial statement benefit.

In the normal course of business, Mattel is regularly audited by the IRS. The IRS is currently auditing Mattel’s 2010 and 2011 federal income tax returns. The IRS audit plan calls for the completion of the current examination in the first quarter of 2014. While it is reasonably possible that a significant increase or decrease in Mattel’s unrecognized tax benefits may occur in the next twelve months related to this IRS audit, a current estimate of the range of reasonably possible outcomes cannot be made at this time.

Mattel is also regularly audited by state and foreign tax authorities. Based on the current status of state and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $5 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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

Of Mattel’s $406.5 million in cash and equivalents as of September 30, 2013, approximately $356 million is held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated by its domestic operations, the unused credit facility of $1.60 billion as of September 30, 2013, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper market and its $1.60 billion domestic unsecured committed revolving credit facility, which it uses for seasonal working capital requirements. As of September 30, 2013, Mattel had available incremental borrowing resources totaling $1.60 billion under its domestic unsecured committed revolving credit facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

Mattel monitors the third-party depository institutions that hold its cash and equivalents. Mattel’s emphasis is primarily on the safety and liquidity of principal, and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize risks.

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

Operating Activities

Cash flows used for operating activities were $321.3 million in the first nine months of 2013, as compared to $101.1 million for the same period in 2012. The increase in cash flows used for operating activities was primarily due to higher working capital usage, partially offset by higher net income.

Investing Activities

Cash flows used for investing activities were $175.9 million in the first nine months of 2013, as compared to $833.3 million for the same period in 2012. The decrease in cash flows used for investing activities was primarily due to the acquisition of HIT Entertainment in 2012.

Financing Activities

Cash flows used for financing activities were $421.3 million in the first nine months of 2013, as compared to $153.8 million for the same period in 2012. The increase in cash flows used for financing activities were primarily due to higher share repurchases and repayments of long-term borrowings, partially offset by net proceeds from long-term borrowings.

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

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the nine months ended September 30, 2013. As of September 30, 2013, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.35 to 1 (compared to a maximum allowed of 3.00 to 1), and Mattel’s interest coverage ratio was 15.72 to 1 (compared to a minimum required of 3.50 to 1).

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

Financial Position

Mattel’s cash and equivalents decreased $929.3 million to $406.5 million at September 30, 2013, as compared to $1.34 billion at December 31, 2012. The decrease was primarily due to working capital usage, share repurchases, dividend payments, and repayment of the 2008 Senior Notes, partially offset by the net proceeds from the issuance of the 2013 Senior Notes.

Accounts receivable increased $658.3 million to $1.89 billion at September 30, 2013, as compared to $1.23 billion at December 31, 2012. Inventory increased $342.1 million to $807.2 million at September 30, 2013, as compared to $465.1 million at December 31, 2012. The increases in accounts receivable and inventory were primarily due to the seasonality of Mattel’s business.

Accounts payable and accrued liabilities increased $4.8 million to $1.28 billion at September 30, 2013, as compared to $1.27 billion at December 31, 2012. The change was primarily due to the timing and amount of payments for various liabilities, including advertising and promotion, royalties, and incentive compensation.

As of September 30, 2013, Mattel had foreign short-term bank loans outstanding of $77.8 million, an increase of $68.0 million from December 31, 2012. The current portion of long-term debt decreased $350.0 million to $50.0 million at September 30, 2013, as compared to $400.0 million at December 31, 2012, due to the repayment of the 2008 Senior Notes. Long-term debt, net of current portion, increased $500.0 million to $1.60 billion as of September 30, 2013, compared to $1.10 billion as of December 31, 2012, due to the $500.0 million issuance of 2013 Senior Notes.

A summary of Mattel’s capitalization is as follows:

	September 30, 2013		September 30, 2012		December 31, 2012
	(In millions, except percentage information)
Medium-term notes	$—	—%	$50.0	1%	$—	—%
2010 Senior Notes	500.0	10	500.0	11	500.0	10
2011 Senior Notes	600.0	11	600.0	13	600.0	13
2013 Senior Notes	500.0	10	—	—	—	—

Total noncurrent long-term debt	1,600.0	31	1,150.0	25	1,100.0	23
Other noncurrent liabilities	616.5	12	601.5	13	643.7	13
Stockholders’ equity	3,008.2	57	2,903.9	62	3,067.0	64

	$5,224.7	100%	$4,655.4	100%	$4,810.7	100%

Mattel’s debt-to-total-capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 36.3% at September 30, 2012 to 36.5% at September 30, 2013 as a result of higher borrowings, partially offset by the increase in stockholders’ equity. Mattel’s objective is to maintain a year-end debt-to-capital ratio of about 35%.

Litigation

See Item 1“Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” in Part I of this Quarterly Report on Form 10-Q.

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2012 and did not change during the first nine months of 2013.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Revenues by Segment
North America	$1,211,544	$1,190,946	$2,234,484	$2,228,979
International	1,061,829	973,590	2,216,736	2,063,776
American Girl	128,951	109,204	317,658	264,877

Gross sales	2,402,324	2,273,740	4,768,878	4,557,632
Sales adjustments	(195,363)	(195,924)	(397,202)	(392,656)

Net sales	$2,206,961	$2,077,816	$4,371,676	$4,164,976

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures were related to its net investments in entities having functional currencies denominated in the Euro, British pound sterling, Brazilian real, Indonesian rupiah, Australian dollar, and Mexican peso.

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

During February 2013, the Central Bank of Venezuela revised its official exchange rate to 6.30 Venezuelan bolivar fuertes per US dollar and eliminated the SITME rate. The change in the exchange rate resulted in an unrealized foreign currency exchange loss of approximately $5 million, which was primarily recognized within other non-operating (income) expense, net in the consolidated statements of operations in the first quarter of 2013.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Bryan G. Stockton, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Recent Sales of Unregistered Equity Securities

During the third quarter of 2013, Mattel did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the third quarter of 2013:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1—31	1,845,778	$43.07	1,842,940	$642,717,816
August 1—31	2,529,433	42.50	2,120,050	552,717,896
September 1—30	2,162,870	41.64	2,161,196	462,717,905

Total	6,538,081	$42.38	6,124,186	$462,717,905

(1)	The total number of shares purchased includes 413,895 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.
(2)	On July 17, 2013, Mattel’s Board of Directors authorized the repurchase of an additional $500.0 million of Mattel’s common stock under its share repurchase program. Mattel’s share repurchase program was first announced on July 21, 2003. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program does not expire.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description

10.1*+	Amendment No. 1 to the Mattel Incentive Plan

10.2*+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004) (the “DCPEP”)

10.3*+	Amendment No. 2 to the DCPEP

10.4*+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)

10.5*+	Amendment No. 1 to the Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)

10.6*+	Amendment No. 1 to the Mattel, Inc. Executive Severance Plan

10.7*+	Amendment No. 1 to the Mattel Cash Balance Excess Benefit Plan (as amended and restated effective July 1, 2012)

10.8*+	Amendment No. 3 to the Mattel, Inc. 2005 Equity Compensation Plan

10.9*+	Amendment No. 1 to the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated October 24, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated October 24, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certifications of Principal Executive Officer and Principal Financial Officer dated October 24, 2013 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ H. Scott Topham
H. Scott Topham Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: October 24, 2013