Form 10-K
period 2013-12-31
MATTEL INC /DE/
filed 2014-02-26
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $15,641,182,003 based upon the closing market price as of the close of business June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 14, 2014:

340,361,493 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Mattel, Inc. 2014 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

MATTEL, INC. AND SUBSIDIARIES

PART I

Item 1.	Business.

Throughout this report “Mattel” refers to Mattel, Inc. and/or one or more of its family of companies. Mattel designs, manufactures, and markets a broad variety of toy products worldwide which are sold to its customers and directly to consumers. Mattel’s vision is “creating the future of play.” Mattel’s objectives are to grow its share in the marketplace, continue to improve its operating margins, and create long-term stockholder value. To achieve these objectives, management has established the following strategies:

The first strategy is to deliver consistent growth by investing in its core brands, optimizing entertainment partnerships, building new franchises, and working to expand and leverage its international footprint.

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

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie”), Monster High®, Disney Classics®, Ever After High®, Little Mommy®, and Polly Pocket® (collectively “Other Girls”), Hot Wheels®, Matchbox®, and Tyco R/C® vehicles and play sets (collectively “Wheels”), and CARS®, Disney Planes™, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, Batman®, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, Laugh & Learn®, and Imaginext® (collectively “Core Fisher-Price”), Thomas & Friends®, Dora the Explorer®, Mickey Mouse® Clubhouse, and Disney Jake and the Never Land Pirates® (collectively “Fisher-Price Friends”), and Power Wheels®.

American Girl Brands—including My American Girl®, the historical collection, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

Mattel, Inc. was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Blvd., El Segundo, California 90245-5012, telephone number (310) 252-2000.

Business Segments

This narrative discussion applies to all segments except where otherwise stated. Mattel’s operating segments are separately managed business units, consisting of: (i) North America, which consists of the US and Canada, (ii) International, and (iii) American Girl. The North America and International segments sell products in the Mattel Girls & Boys Brands and Fisher-Price Brands categories, although some products are developed and adapted for particular international markets.

For additional information on Mattel’s segment reporting, including revenues and segment income, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.” For additional information regarding segment assets and geographic areas, see Part II, Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.”

For a discussion of the risks inherent in the foreign operations of Mattel, which affect each segment, see Item 1A “Risk Factors.”

North America Segment

The North America segment markets and sells toys in the US and Canada through the Mattel Girls & Boys Brands and Fisher-Price Brands categories.

In the Mattel Girls & Boys Brands category, Barbie includes brands such as Barbie fashion dolls and accessories. Other Girls includes Monster High, Disney Classics, Ever After High, Little Mommy, and Polly Pocket. Wheels includes Hot Wheels, Matchbox, and Tyco R/C vehicles and play sets. Entertainment includes CARS, Disney Planes, Radica, Toy Story, WWE Wrestling, and Batman, as well as games and puzzles.

In 2014, Barbie will help girls discover that “anything is possible.” The global campaign will be supported by extensive product introductions, events and strategic partnerships. In addition, new products will be featured to support two animated launches, Barbie The Pearl Princess™ in spring 2014 and Barbie and the Secret Door™ in fall 2014. Barbie will also continue to celebrate her aspirational career heritage with the I Can Be…® line and will introduce a new career in 2014. Monster High will continue to expand in 2014 with the introduction of new characters and products, as well as televised entertainment and webisodes. A new Monster High DVD will be released in spring 2014 entitled Frights, Camera, Action! ™ and a second DVD, Freaky Fusion™, will be released in fall 2014. Ever After High will continue to feature creative storylines and original characters in 2014, leveraging multiple media channels to market consumers. New characters and products, as well as interactive music videos and Ever After High webisodes will be released throughout 2014. In fall 2014, new products will be unveiled to support an Ever After High TV special. New product extensions of Disney Princess, Frozen™, including innovative small doll play sets will be introduced in 2014. A broad range of dolls, fashions, and accessories will be released in 2014 to support the Disney Sofia the First™ animated television series. In addition, timed to the release of eight Disney Princess films, there will be a targeted marketing strategy to engage consumers.

In 2014, Hot Wheels will continue to drive its business and introduce new product lines such as the Track Builder System, which allows children to design, create, and customize their track creation by connecting existing tracks with new track pieces. The campaign will be supported by digital and live experiences. In addition, Hot Wheels and Marvel® have collaborated to introduce a line of Marvel inspired co-branded Hot Wheels cars and play sets featuring Marvel’s iconic Super Heroes® that will be released in 2014. Team Hot Wheels® will continue to generate exciting new content with its first animated release on several networks as well as a DVD release in fall 2014. Matchbox will also launch a national promotion in spring 2014. The Entertainment business will include new and innovative products based on Disney’s film Planes Fire & Rescue. WWE Wrestling will extend its product line timed to the 30th anniversary of Wrestlemania®. For games and puzzles, Mattel will continue offering products of its existing UNO®, Phase 10®, Skip-Bo®, Apples to Apples® games, and Pictionary®, as well as new additions, including Bounce-off™, a new family game. UNO and Pictionary will also introduce innovative offerings in spring 2014. Mattel will also enter a new category in 2014 with the global launch of BOOMco™, a blaster line which includes products designed for the active-play lifestyle category.

The Fisher-Price Brands category includes Fisher-Price, Little People, BabyGear, Laugh & Learn, Imaginext, Thomas & Friends, Dora the Explorer, Mickey Mouse Clubhouse, Disney Jake and the Never Land Pirates, and Power Wheels.

In 2014, Fisher-Price will launch a new digital campaign, which will be supported by innovative products that provide solutions to parents. Supporting the Laugh & Learn infant line, Fisher-Price will introduce Laugh & Learn Smart Stages™, the first line of toys that evolve with age-appropriate learning content as babies grow. In the preschool category, the Little People brand will offer various new products and introduce digital content.

Imaginext will continue to encourage imagination, language, and social skills with a new space-themed product line. New character-based toys inspired by children’s programming will include Disney Jake and the Never Land Pirates Battle at Shipwreck Falls, Minnie’s Polka Dot House, and Dora & Friends™ Chat & Sparkle Dora®. The Thomas & Friends brand will feature new products to support the release of the Spills & Thrills DVD in spring 2014 and the Tale of the Brave DVD in fall 2014. In addition, Thomas & Friends will continue to be supported with various product lines, including a TrackMaster® Revolution re-launch in fall 2014.

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

Mattel’s International segment revenue represented 46% of worldwide consolidated gross sales in 2013. Within the International segment, Mattel operates in three regional groups that generated the following gross sales during 2013:

	Amount	Percentage of International Gross Sales
	(In millions, except percentage information)
Europe	$1,806.7	55%
Latin America	1,011.7	31%
Asia Pacific	459.4	14%

	$3,277.8	100%

No individual country within the International segment exceeded 7% of worldwide consolidated gross sales during 2013.

The strength of the US dollar relative to other currencies can significantly affect the revenues and profitability of Mattel’s international operations. Mattel enters into foreign currency forward exchange contracts, primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies, to limit the impact of exchange rate fluctuations on its results of operations and cash flows. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Derivative Instruments.” For financial information by geographic area, see Part II, Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.”

American Girl Segment

The American Girl segment is a direct marketer, children’s publisher, and retailer best known for its flagship line of historical dolls, books, and accessories, as well as the My American Girl and Bitty Baby brands. American Girl also publishes best-selling Advice & Activity books and the award-winning American Girl magazine. In January 2014, American Girl introduced Isabelle™, the 2014 Girl of the Year® doll. American Girl products are sold in the US and Canada.

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

Mattel’s principal manufacturing facilities are located in China, Indonesia, Malaysia, Mexico, and Thailand. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies or regulations, and other risks, Mattel produces its products in multiple facilities across multiple countries. Mattel believes that the existing production capacity at its own and its third-party manufacturers’ facilities is sufficient to handle expected volume in the foreseeable future. See Item 1A “Risk Factors.”

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

Competition among the above companies is intensifying due to recent trends towards shorter life cycles for individual toy products and an increasing use of high technology in toys. In addition, as a result of the phenomenon of “children getting older younger” resulting from children outgrowing toys at younger ages, Mattel competes with companies that sell products outside the toy aisle, such as electronic consumer products and video games. Competition continues to be heavily influenced by the fact that a small number of retailers account for a large portion of all toy sales, allocate the shelf space from which toys are viewed, and have direct contact with parents and children through in-store purchases, coupons, and print advertisements. Such retailers can and do promote their own private-label toys, facilitate the sale of competitors’ toys, and allocate shelf space to one type of toy over another. Competition is also intensifying due to the availability of online-only distributors, including Amazon.com, which are able to promote a wide variety of toys and represent a wide variety of toy manufacturers, and with limited overhead, do so at a lower cost.

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

In anticipation of retail sales in the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of its fiscal year. Seasonal shipping patterns result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

Product Design and Development

Through its product design and development group, Mattel regularly refreshes, redesigns, and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue these activities effectively. See Item 1A “Risk Factors.” Product design and development activities are principally conducted by a group of professional designers and engineers employed by Mattel. During 2013, 2012, and 2011, Mattel incurred expenses of $201.9 million, $195.1 million, and $179.0 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Supplemental Financial Information.”

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

During 2013, 2012, and 2011, Mattel incurred expenses of $750.2 million (11.6% of net sales), $717.8 million (11.2% of net sales), and $699.2 million (11.2% of net sales), respectively, for advertising and promotion.

Sales

Mattel’s products are sold throughout the world. Products within the North America segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers. Mattel also operates several small retail outlets, generally near or at its corporate headquarters and distribution centers as a service to its employees and as an outlet for its products. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America and Europe that serve as outlets for its products. American Girl products are sold directly to consumers, and its children’s publications are also sold to certain retailers. Mattel has sixteen American Girl retail stores: American Girl Place in Chicago, Illinois, Los Angeles, California, and New York, New York, and American Girl stores in Alpharetta, Georgia, Bloomington, Minnesota, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Natick, Massachusetts, Overland Park, Kansas, and Palo Alto, California, each of which features children’s products from the American Girl segment. American Girl also has a retail outlet in Oshkosh, Wisconsin that serves as an outlet for its products. Mattel also plans to open retail stores in Orlando, Florida and Charlotte, North Carolina in 2014 and Nashville, Tennessee in 2015. Additionally, Mattel sells certain of its products online through its website.

During 2013, Mattel’s three largest customers (Wal-Mart at $1.2 billion, Toys “R” Us at $0.7 billion, and Target at $0.5 billion) accounted for approximately 36% of worldwide consolidated net sales. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US, none of which exceed 10% of net sales. The customers and the degree of concentration vary depending upon the region or nation. See Item 1A “Risk Factors” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.”

Licenses and Distribution Agreements

Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.

Mattel has entered into agreements to license entertainment properties from, among others, Disney Enterprises, Inc. (including ©Disney characters such as Mickey Mouse, Disney Princess, Jake and the Never Land Pirates, Planes, CARS and Toy Story from Pixar, Winnie the Pooh®, and certain Disney films and television properties), Viacom International, Inc. relating to its Nickelodeon® properties (including Dora the Explorer and Bubble Guppies®), Warner Bros. Consumer Products (including Batman, Superman®, Justice League®, and Green Lantern®), and WWE Wrestling.

Royalty expense for 2013, 2012, and 2011 was $246.9 million, $240.2 million, and $262.4 million, respectively. See “Commitments” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies.”

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

Purchase and service agreements with terms extending through 2017 contain future minimum payments totaling approximately $383 million. Licensing and similar agreements with terms extending through 2018 and beyond contain provisions for future guaranteed minimum payments totaling approximately $209 million. Operating lease commitments with terms extending through 2018 and beyond contain future minimum obligations totaling approximately $544 million. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies.”

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

For additional information regarding foreign currency contracts, see “International Segment” above, Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Derivative Instruments.”

Seasonal Financing

See Part II, Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

Government Regulations and Environmental Quality

Mattel’s products sold in the US are subject to the provisions of the Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008, the Federal Hazardous Substances Act, and the Consumer Product Safety Improvement Act of 2008, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug, and Cosmetics Act and the regulations promulgated pursuant to such statutes. These statutes and the related regulations ban from the market consumer products that fail to comply with applicable product safety laws, regulations, and standards. The Consumer Product Safety Commission may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. Similar laws exist in some US states. Mattel believes that it is in substantial compliance with these federal and state laws and regulations.

Mattel’s products sold worldwide are subject to the provisions of similar laws and regulations in many jurisdictions, including the European Union and Canada. Mattel believes that it is in substantial compliance with these laws and regulations.

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

Mattel’s worldwide operations are subject to the requirements of various environmental laws and regulations in the jurisdictions where those operations are located. Mattel believes that it is in substantial compliance with those laws and regulations. Mattel’s operations are from time to time the subject of investigations, conferences, discussions, and negotiations with various federal, state and local environmental agencies within and outside the US with respect to the discharge or cleanup of hazardous waste. Mattel is not aware of any material cleanup liabilities.

Mattel is subject to various other federal, state, local and international laws and regulations applicable to its business. Mattel believes that it is in substantial compliance with these laws and regulations.

Employees

The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. At December 31, 2013, Mattel’s total number of employees was approximately 29,000.

Executive Officers of the Registrant

The current executive officers of Mattel, all of whom are appointed annually by and serve at the pleasure of the Board of Directors, are as follows:

Name	Age	Position	Executive Officer Since
Bryan G. Stockton	60	Chairman of the Board and Chief Executive Officer	2000
Kevin M. Farr	56	Chief Financial Officer	1996
Peter D. Gibbons	52	Executive Vice President, Global Supply Chain	2013
Alan Kaye	60	Executive Vice President, Chief Human Resources Officer	2000
Timothy J. Kilpin	53	Executive Vice President, Global Brands Team – Boys & Girls	2011
Geoffrey M. Massingberd	56	Executive Vice President, International	2007
Jean A. McKenzie	54	Executive Vice President of Mattel and President, American Girl	2013
Robert Normile	54	Executive Vice President, Chief Legal Officer and Secretary	1999
Jean-Christophe Pean	49	Executive Vice President, North America	2012
Mandana Sadigh	54	Senior Vice President and Corporate Treasurer	2010
H. Scott Topham	53	Senior Vice President and Corporate Controller	2004
Geoffrey H. Walker	48	Executive Vice President, Global Brands Team – Fisher-Price	2013

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

Mr. Gibbons has been Executive Vice President, Global Supply Chain, since April 2013. From July 2008 to November 2012, he served as Executive Vice President, Global Supply Chain Operations at Starbucks Corporation. From February 2007 to July 2008 he served as Senior Vice President, Global Manufacturing Operations, at Starbucks Corporation. From March 1999 to February 2007, he was Executive Vice President, Supply Chain, for the Glidden Company, a subsidiary of ICI Americas, Inc., a global chemical company. Prior to that, he held various roles in operations, finance and engineering with ICI plc in Europe and Latin America and the Scottish Development Agency.

Mr. Kaye has been Executive Vice President and Chief Human Resources Officer, since February 2011 and from July 1997 to February 2011 he was Senior Vice President, Human Resources. From June 1996 to June 1997 he was President, Texas Division of Kaufman and Broad Homes, a home building company. From June 1991 to

June 1996, he served as Senior Vice President, Human Resources for Kaufman and Broad Homes. Prior to that, he worked for two years with the Hay Group, a compensation consulting firm and for 12 years with IBM in various human resources positions.

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

Mr. Massingberd has been Executive Vice President, International since February 2011 and from September 2007 to February 2011 he was Senior Vice President, Corporate Responsibility. From February 1998 to August 2007, he served as Senior Vice President and General Manager of Mattel’s International divisions in Canada, Australia, New Zealand, Asia, and Latin America and from August 1997 to February 1998, he was Vice President, Sales for Mattel Canada. Prior to joining Mattel, Mr. Massingberd spent 18 years with Nestle S.A. and served in various roles, including Vice President, Sales and Vice President of Nestle Canada’s Confectionery division.

Ms. McKenzie has been President of American Girl since January 2013 and also served as Executive Vice President of Mattel since September 2012. Prior to re-joining Mattel in 2011 as Senior Vice President, Marketing, she was Senior Vice President for The Walt Disney Company from 2007 to 2010 and President and Chief Executive Officer of Gateway Learning Corporation from 1999 to 2005. From 1989 to1998, Ms. McKenzie served in various executive positions at Mattel working on the Barbie brand, most recently as Executive Vice President and General Manager of Worldwide Barbie.

Mr. Normile has been has been Executive Vice President, Chief Legal Officer and Secretary since February 2011, and from March 1999 to February 2011 he was Senior Vice President, General Counsel and Secretary. He served as Vice President, Associate General Counsel and Secretary from August 1994 to March 1999. From June 1992 to August 1994, he served as Assistant General Counsel. Prior to that, he was associated with the law firms of Latham & Watkins LLP and Sullivan & Cromwell LLP.

Mr. Pean has been Executive Vice President, North America since February 2012. He served as Senior Vice President and General Manager, Asia Pacific, from December 2007 to January 2012 and as Vice President and General Manager, United Kingdom, from August 2004 to December 2007. Mr. Pean began working at Mattel in 1998 as Sales Director. Prior to joining Mattel, Mr. Pean spent 11 years with Colgate Palmolive.

Ms. Sadigh has been Senior Vice President and Corporate Treasurer since November 2010. She served as Senior Vice President, Mattel Brands Finance and Strategy from October 2005 to November 2010. From January 2001 to October 2005, she served as Senior Vice President in various leadership roles, including Corporate Strategic Planning, Sales Strategy, and International Finance. From December 1999 until January 2001, she served as Vice President and Assistant Controller. Prior to that, she served from August 1991 to December 1999 in Corporate Finance positions. Prior to joining Mattel, Ms. Sadigh spent eight years in the banking industry.

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

Mr. Walker has been Executive Vice President, Global Brands Teams – Fisher-Price since April 2013. From December 2011 to April 2013 he served as Senior Vice President and General Manager of Mattel’s European businesses. Mr. Walker held a variety of roles within the Mattel marketing organization from December 2000 to October 2010, including Senior Vice President Marketing and Senior Vice President Global Core Brands Marketing Strategy. Starting with Mattel in July 1995, Mr. Walker has held a variety of brand management positions within the Wheels, Entertainment and Games divisions.

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

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly among end users of Mattel’s products–children–are continuously changing. Significant, sudden shifts in demand are caused by “hit” toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, digital media, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers and sellers of toys, video games, consumer electronics such as tablets and mobile devices, and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales, and increase its product sales or establish product sales with new, innovative toys, will depend on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to recent trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, and an increasing use of more sophisticated technology in toys. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease, and Mattel’s revenues, profitability and results of operations may be adversely affected.

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

Mattel’s business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that are less popular with consumers. Sales of toy products at retail are highly seasonal, with a majority of retail sales occurring during the period from September through December. In recent years, many consumers have delayed their purchases until just before the holidays. As a result, Mattel’s operating results depend, in large part, on sales during the relatively brief traditional holiday season. Retailers attempt to manage their inventories tightly, which requires Mattel to ship products closer to the time the retailers expect to sell the products to consumers. This in turn results in shorter lead times for production. Management believes that the recent increase in “last minute” shopping during the holiday season and the popularity of gift cards (which often shift purchases to after the holiday season) may negatively impact customer re-orders during the holiday season. These factors may decrease sales or increase the risks that Mattel may not be able to meet demand for certain products at peak demand times or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.

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

A small number of customers account for a large share of Mattel’s net sales. In 2013, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 36% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 46% of net sales. While the concentration of Mattel’s business with a relatively small number of customers may provide certain benefits to Mattel, such as potentially more efficient product distribution and decreased costs of sales and distribution, this concentration may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results.

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

Mattel operates facilities and sells products in numerous countries outside the United States. During 2013, Mattel’s net sales to international customers comprised 47% of Mattel’s total consolidated net sales. Management expects that sales to international customers will continue to account for a significant portion of Mattel’s sales. Furthermore, Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Highly inflationary economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel’s profitability. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in US Dollars, and partially hedging this exposure using foreign currency forward exchange contracts. These contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan and Venezuelan bolivar fuerte, could have a significant adverse effect on Mattel’s business and results of operations.

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

In addition to experiencing potentially lower revenues during times of economic difficulty, in an effort to maintain sales during such times, Mattel may need to increase promotional spending or take other steps to encourage retailer and consumer purchase of its products. Those steps may increase costs and/or decrease operating margins.

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

Mattel is subject to various laws and government policies or regulations in numerous jurisdictions, violation of which could subject it to sanctions. In addition, changes in such laws or policies or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact Mattel’s financial condition and results of operations.

Mattel operates in a highly regulated environment in the US and international markets. US federal, state, and local governmental entities, and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products. These policies or regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), product safety and other safety standards, trade restrictions, duties and tariffs, and regulations regarding currency and financial matters, anticorruption standards (such as the US Foreign Corrupt Practices Act), environmental matters, advertising directed toward children, product content, and privacy and data protection, as well as other administrative and regulatory restrictions. While Mattel takes all the steps it believes are necessary to comply with these laws and policies or regulations, there can be no assurance that Mattel will be in compliance in the future. Failure to comply could result in monetary liabilities and other sanctions which could have a negative impact on Mattel’s business, financial condition and results of operations.

In addition, changes in laws or policies or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that would negatively impact its financial condition and results of operations.

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

Mattel’s business is worldwide in scope, including operations in 40 countries and territories. The deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the US and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition, and results of operations. For example, a change in trade status for China could result in a substantial increase in the import duty of toys manufactured in China and imported into the US. In addition, the occurrence of war or hostilities between countries or threat of terrorist activities, and the responses to and results of these activities, could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.

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

Mattel tests its nonamortizable intangible assets, including trademarks and trade names, and goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. The impairment test for nonamortizable intangible assets is performed by comparing the estimated fair values of the assets with their carrying values. Future changes in estimates used to determine the fair values may impact the fair value of Mattel’s intangible assets, which could result in a write-down, negatively impacting its results of operations. For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are at the operating segment level. Declines in profitability of Mattel’s reporting units may impact the fair value of its reporting units, which could result in a write-down of its goodwill, negatively impacting its results of operations.

* * * * * * * * * * * * * * * * *

If any of the risks and uncertainties described in the cautionary risk factors listed above actually occurs, Mattel’s business, financial condition and results of operations could be significantly and adversely affected. The risk factors listed above are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel’s business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on Mattel’s business, financial condition or results of operations, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

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

Mattel maintains leased sales offices in Arkansas, California, Illinois, Minnesota, and New York, and leased warehouse and distribution facilities in California, New Jersey, and Texas, all of which are used by the North America segment. Mattel has leased retail and related office space in Chicago, Illinois, Los Angeles, California, and New York, New York for its American Girl Place stores, Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, and Palo Alto, California for its American Girl stores, leased retail space in Oshkosh, Wisconsin, which is used by the American Girl segment, and Pomona, California, which is used by the North America segment. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Colombia, Czech Republic, Denmark, France, Germany, Greece, Hong Kong, Hungary, India, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Portugal, Puerto Rico, Russia, South Korea, Spain, Switzerland, Taiwan, Turkey, the United Kingdom, and Venezuela, which are leased (with the exception of office and warehouse space in Chile and certain warehouse space in France that is owned by Mattel) and used by the International segment. Mattel also has office space and principal manufacturing facilities in China.

For leases that are scheduled to expire during the next twelve months, Mattel may negotiate new lease agreements, renew existing lease agreements, or utilize alternate facilities. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies.” Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.

Item 3.	Legal Proceedings.

See Part II, Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation.”

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

Holders of Record

As of February 13, 2014, Mattel had approximately 31,000 holders of record of its common stock.

Dividends

During 2013, 2012, and 2011, Mattel paid total dividends per share of $1.44, $1.24, and $0.92, respectively, to holders of its common stock. The Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Mattel has reported a change in the tax treatment of its dividends. Mattel’s 2013 dividends are classified as a non-dividend distribution for US federal income tax purposes. Under US federal income tax rules, corporate dividends are designated as a dividend or a non-dividend distribution based on the applicable “earnings and profits” of the entity paying the dividend. Although Mattel has significant retained earnings, these earnings do not constitute “earnings and profits” as defined in US federal tax rules. Non-dividend distributions are considered a return of capital and are generally not taxable; however, the recipient must adjust his cost basis to reflect the distribution. For 2013, 100% of the distribution is a non-dividend distribution for US federal income tax purposes. Mattel expects more than 50% of its future dividends to be designated as a non-dividend distribution for US federal income tax purposes, assuming no changes to current business operations or current tax laws.

Recent Sales of Unregistered Securities

During the fourth quarter of 2013, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

During 2013, Mattel repurchased 11.0 million shares of its common stock at a cost of $469.2 million. During 2012, Mattel repurchased 2.3 million shares of its common stock at a cost of $77.9 million. During 2011, Mattel repurchased 20.4 million shares of its common stock at a cost of $536.3 million. On July 17, 2013, Mattel’s Board of Directors authorized the repurchase of an additional $500.0 million of Mattel’s common stock under its share repurchase program. Mattel’s share repurchase program was first announced on July 21, 2003. At December 31, 2013, share repurchase authorizations of $380.2 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

The following table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2013:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	1,982,196	$41.73	1,979,030	$380,178,489
November 1 – 30	2,884	46.05	—	380,178,489
December 1 – 31	678	47.69	—	380,178,489

Total	1,985,758	$41.74	1,979,030	$380,178,489

(1)	The total number of shares purchased includes 6,728 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

Performance Graph

The following graph compares the performance of Mattel common stock with that of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2008 and reinvestment of dividends.

Comparison of Five Year Cumulative Total Return

Mattel, Inc., S&P 500, and S&P 500 Consumer Discretionary Index

Cumulative Total Return	2009	2010	2011	2012	2013
Mattel, Inc.	$129.69	$170.45	$192.56	$263.44	$353.91
S&P 500	126.45	145.52	148.55	172.29	228.04
S&P 500 Consumer Discretionary	141.25	180.32	191.33	237.06	339.12

Item 6.	Selected Financial Data.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share and percentage information)
Operating Results:
Net sales	$6,484,892	$6,420,881	$6,266,037	$5,856,195	$5,430,846
Gross profit	3,478,883	3,409,197	3,145,826	2,954,973	2,714,697
% of net sales	53.6%	53.1%	50.2%	50.5%	50.0%
Operating income (a)	1,168,103	1,021,015	1,041,101	901,902	731,168
% of net sales	18.0%	15.9%	16.6%	15.4%	13.5%
Income before income taxes	1,099,128	945,045	970,673	846,825	660,047
Provision for income taxes (b)	195,184	168,581	202,165	161,962	131,343
Net income (a)	$903,944	$776,464	$768,508	$684,863	$528,704
Net Income Per Common Share—Basic (a)	$2.61	$2.25	$2.20	$1.88	$1.45
Net Income Per Common Share—Diluted (a)	$2.58	$2.22	$2.18	$1.86	$1.45
Dividends Declared Per Common Share	$1.44	$1.24	$0.92	$0.83	$0.75

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Financial Position:
Total assets	$6,439,626	$6,526,785	$5,671,638	$5,417,733	$4,780,555
Noncurrent liabilities	2,140,627	1,743,729	2,022,107	1,438,867	1,188,692
Stockholders’ equity	3,251,559	3,067,044	2,610,603	2,628,584	2,530,989

(a)	In 2012, a charge arising from the litigation between Mattel and MGA Entertainment, Inc. resulted in reductions to operating income and net income of $137.8 million and $87.1 million, respectively. This litigation charge also negatively impacted both basic and diluted net income per common share by $0.25 per share.

(b)	The provision for income taxes in 2013 was positively impacted by net tax benefits of $32.2 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2012 was positively impacted by net tax benefits of $16.0 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2011 was positively impacted by net tax benefits of $6.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2010 was positively impacted by net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided. The provision for income taxes in 2009 was positively impacted by net tax benefits of $28.8 million related to reassessments of prior years’ tax liabilities based on the status of audits in various jurisdictions around the world, settlements, and enacted tax law changes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The first strategy is to deliver consistent growth by investing in its core brands, optimizing entertainment partnerships, building new franchises, and working to expand and leverage its international footprint.

The second strategy is to optimize operating margins through sustaining gross margins within the low-to-mid 50% range in the near-term and above 50% in the long-term, and delivering on cost savings initiatives.

The third strategy is to generate significant cash flow and continue its disciplined, opportunistic, and value-enhancing deployment.

2013 Overview

During 2013, Mattel did not meet its growth expectations, primarily due to weakness in the US market. Mattel’s innovation and in-market execution did not resonate enough with consumers to achieve its sales goals, and Mattel’s products and marketing programs were not strong enough to drive growth in core categories such as dolls, infant and preschool, and vehicles.

Despite the challenging year, Mattel delivered its fourth consecutive year of sales and earnings growth. Mattel increased its gross margins and continued to see global strength in its girls portfolio. Mattel also continued to invest in emerging markets, such as China and Russia, which have experienced significant growth. Mattel’s 2013 financial highlights include the following:

•	Net sales increased 1% to $6.48 billion in 2013 from $6.42 billion in 2012.

•

Gross profit as a percentage of net sales increased to 53.6% in 2013 from 53.1% in 2012. The increase in gross profit as a percentage of net sales was primarily due to savings from Operational Excellence 3.0 programs, favorable product mix, and price increases offset by higher input costs, partially offset by unfavorable changes in foreign currency exchange rates.

•	Operating income was $1.17 billion in 2013, or 18.0% of net sales, compared to the prior year’s operating income of $1.02 billion in 2012, or 15.9% of net sales.

•	Mattel’s Operational Excellence 3.0 program resulted in gross cost savings before severance charges and investments of approximately $60 million, or approximately $39 million in net cost savings.

•	Mattel paid total annual dividends of $1.44 per share, an increase of 16% from the prior year, and repurchased 11.0 million shares of its common stock.

2014 and Beyond

In 2014, Mattel will focus on expanding on its product and brand innovation, improving its advertising and promotion execution, and leveraging certain tailwinds from 2013 to help achieve its financial objectives. More specifically, Mattel plans to expand its innovation through (i) entrance into the active-play lifestyle category, (ii) the global roll-out of Mattel’s latest franchise, Ever After High, and (iii) new products, packaging, and marketing campaigns for its existing key brands. Mattel will focus on optimizing its marketing and promotional spend across its brands, customers, and regions to take advantage of its scale across its entire business. Mattel also seeks to leverage the strength of its brands, countries, and customers, which include growing its girls portfolio, continuing to invest in emerging and developing markets, and improving execution in both its e-commerce and brick and mortar channels.

Results of Operations

2013 Compared to 2012

Consolidated Results

Net sales for 2013 were $6.48 billion, a 1% increase, as compared to $6.42 billion in 2012, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. Net income for 2013 was $903.9 million, or $2.58 per diluted share, as compared to net income of $776.5 million, or $2.22 per diluted share, in 2012. As compared to 2012, net income for 2013 was positively impacted by lower other selling and administrative expenses due to a 2012 litigation charge of $137.8 million, arising out of the litigation between Mattel and MGA Entertainment, Inc. (the “Litigation Charge”), and higher gross margins. In 2012, the Litigation Charge reduced net income by $87.1 million, or $0.25 per share.

The following table provides a summary of Mattel’s consolidated results for 2013 and 2012 (in millions, except percentage and basis point information):

	For the Year				Year/Year Change
	2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$6,484.9	100.0%	$6,420.9	100.0%	1%

Gross profit	$3,478.9	53.6%	$3,409.2	53.1%	2%	50
Advertising and promotion expenses	750.2	11.6	717.8	11.2	5%	40
Other selling and administrative expenses	1,560.6	24.1	1,670.4	26.0	–7%	(190)

Operating income	1,168.1	18.0	1,021.0	15.9	14%	210
Interest expense	78.5	1.2	88.8	1.4	–12%	(20)
Interest (income)	(5.6)	–0.1	(6.8)	–0.1	–19%	—
Other non-operating (income), net	(3.9)		(6.0)

Income before income taxes	$1,099.1	16.9%	$945.0	14.7%	16%	220

Sales

Net sales for 2013 were $6.48 billion, a 1% increase, as compared to $6.42 billion in 2012, with an unfavorable impact from changes in currency exchange rates of 1 percentage point.

The following table provides a summary of Mattel’s consolidated gross sales by brand for 2013 and 2012:

	For the Year		% Change
	2013	2012
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$1,202.8	$1,275.3	–6%
Other Girls	1,322.8	1,059.9	25%
Wheels	747.7	813.4	–8%
Entertainment	1,042.6	1,038.0	—

	4,315.9	4,186.6	3%

Fisher-Price Brands:
Core Fisher-Price	1,374.9	1,505.8	–9%
Fisher-Price Friends	608.6	571.7	6%
Other Fisher-Price	137.2	174.8	–21%

	2,120.7	2,252.3	–6%

American Girl Brands	632.5	567.5	11%
Other	48.7	46.2

Total Gross Sales	$7,117.8	$7,052.6	1%

Gross sales were $7.12 billion in 2013, up $65.2 million or 1%, as compared to $7.05 billion in 2012, with no impact from changes in currency exchange rates. The increase in gross sales was due to higher sales of Other Girls products, partially offset by lower sales of Core Fisher-Price products. Of the 25% increase in Other Girls gross sales, 20% was due to higher sales of Monster High products, and 5% was due to the initial launch of the Ever After High product line. The 9% decrease in Core Fisher-Price gross sales reflected product innovation not being strong enough to drive growth, along with lower effectiveness of in-store, commercial, and promotional activities.

Cost of Sales

Cost of sales as a percentage of net sales was 46.4% in 2013, as compared to 46.9% in 2012. Cost of sales was flat at $3.01 billion in 2013 and 2012, as compared to a 1% increase in net sales. Within cost of sales, product and other costs decreased by $16.8 million, or 1%, from $2.44 billion in 2012 to $2.42 billion in 2013; royalty expenses increased $6.7 million, or 3%, from $240.2 million in 2012 to $246.9 million in 2013; and freight and logistics expenses increased by $4.4 million, or 1%, from $332.9 million in 2012 to $337.3 million in 2013.

Gross Profit

Gross profit as a percentage of net sales increased to 53.6% in 2013 from 53.1% in 2012. The increase in gross profit as a percentage of net sales was primarily due to savings from Operational Excellence 3.0 programs, favorable product mix, and price increases offset by higher input costs, partially offset by unfavorable changes in foreign currency exchange rates.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and

(iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 11.6% in 2013 from 11.2% in 2012, primarily as a result of lower than expected fourth quarter sales and higher non-media and generic advertising spending.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.56 billion in 2013, or 24.1% of net sales, as compared to $1.67 billion in 2012, or 26.0% of net sales. The decrease in other selling and administrative expenses was primarily due to the Litigation Charge of $137.8 million in 2012 and lower incentive compensation expense of approximately $43 million, partially offset by higher other employee-related expenses and investments in strategic initiatives of approximately $78 million and an asset impairment charge of approximately $14 million.

Non-Operating Items

Interest expense decreased by $10.3 million to $78.5 million in 2013, as compared to $88.8 million in 2012, primarily due to lower average interest rates related to long-term borrowings.

Provision for Income Taxes

Mattel’s effective tax rate on income before income taxes in 2013 was flat with 2012 at 17.8%. The 2013 and 2012 income tax provisions include net tax benefits of $32.2 million and $16.0 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for 2013 and 2012:

	For the Year		% Change
	2013	2012
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$458.6	$522.6	–12%
Other Girls	600.0	502.2	19%
Wheels	352.0	394.2	–11%
Entertainment	454.1	485.0	–6%

	1,864.7	1,904.0	–2%

Fisher-Price Brands:
Core Fisher-Price	816.7	919.8	–11%
Fisher-Price Friends	361.8	332.5	9%
Other Fisher-Price	120.4	157.0	–23%

	1,298.9	1,409.3	–8%

Other	17.6	16.9

Total Gross Sales	$3,181.2	$3,330.2	–4%

Gross sales for the North America segment were $3.18 billion in 2013, down $149.0 million or 4%, as compared to $3.33 billion in 2012, with no impact from changes in currency exchange rates. The decrease in the North America segment gross sales was due to lower sales of Core Fisher-Price, Barbie, and Wheels products, partially offset by higher sales of Other Girls products. The 11% decrease in Core Fisher-Price gross sales reflected product innovation not being strong enough to drive growth, along with lower effectiveness of in-store, commercial, and promotional activities. The 12% decrease in Barbie gross sales reflected product innovation not being strong enough to drive growth, increased competition within the doll category, along with lower effectiveness of in-store, commercial, and promotional activities. Of the 11% decrease in Wheels gross sales, 8% was due to lower sales of radio-controlled vehicles and Matchbox products, and 3% was due to lower sales of Hot Wheels products. Of the 19% increase in Other Girls gross sales, 11% was due to higher sales of Monster High products, and 7% was due to the initial launch of the Ever After High product line. Cost of sales decreased 4% in 2013, consistent with the 4% decrease in net sales, primarily due to lower product and other costs. Gross margins decreased slightly as a result of higher input costs partially offset by price increases, which were partially offset by savings from Operational Excellence 3.0 programs.

North America segment income decreased by 11% to $723.8 million in 2013, as compared to $810.3 million in 2012, due to lower gross profit and higher other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2013 versus 2012:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	5	–1
Europe	7	1
Latin America	—	–4
Asia Pacific	6	–5

The following table provides a summary of Mattel’s gross sales by brand for the International segment for 2013 and 2012:

	For the Year		% Change
	2013	2012
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$744.2	$752.7	–1%
Other Girls	722.8	557.7	30%
Wheels	395.7	419.2	–6%
Entertainment	588.5	553.0	6%

	2,451.2	2,282.6	7%

Fisher-Price Brands:
Core Fisher-Price	558.2	586.0	–5%
Fisher-Price Friends	246.8	239.2	3%
Other Fisher-Price	16.8	17.8	–5%

	821.8	843.0	–3%

Other	4.8	0.5

Total Gross Sales	$3,277.8	$3,126.1	5%

Gross sales for the International segment were $3.28 billion in 2013, up $151.8 million or 5%, as compared to $3.13 billion in 2012, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The increase in the International segment gross sales was due to higher sales of Other Girls products. Of the 30% increase in Other Girls gross sales, 29% was due to higher sales of Monster High products. Cost of sales increased by 2% in 2013, as compared to a 5% increase in net sales, primarily due to higher product and other costs and higher freight and logistics expenses. Gross margins increased as a result of savings from Operational Excellence 3.0 programs, favorable product mix, and price increases partially offset by higher input costs, partially offset by unfavorable changes in foreign currency exchange rates.

International segment income increased by 9% to $622.9 million in 2013, as compared to $571.4 million in 2012, primarily due to higher gross profit, partially offset by higher other selling and administrative expenses and higher advertising and promotion expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for 2013 and 2012:

	For the Year
	2013	2012	% Change
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$632.5	$567.5	11%
Other Brands	26.3	28.8	–9%

Total American Girl Segment	$658.8	$596.3	10%

Gross sales for the American Girl segment were $658.8 million in 2013, up $62.5 million or 10%, as compared to $596.3 million in 2012, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. Of the 11% increase in American Girl Brands gross sales, 6% was due to higher sales of the 2013 Girl of the Year, Saige®, and 3% was due to higher sales of My American Girl products. Cost of sales increased 8% in 2013, as compared to a 10% increase in net sales, primarily due to higher product and other costs and higher freight and logistics expenses. Gross margins increased as a result of favorable product mix and price increases partially offset by higher input costs.

American Girl segment income increased by 13% to $138.0 million in 2013, as compared to $121.6 million in 2012, primarily due to higher gross profit, partially offset by higher other selling and administrative expenses.

2012 Compared to 2011

Consolidated Results

Net sales for 2012 were $6.42 billion, a 2% increase, as compared to $6.27 billion in 2011, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. Net income for 2012 was $776.5 million, or $2.22 per diluted share, as compared to net income of $768.5 million, or $2.18 per diluted share, in 2011. As compared to 2011, net income for 2012 was positively impacted by higher net sales, higher gross margins, and a lower effective tax rate, partially offset by higher other selling and administrative expenses, which includes the Litigation Charge of $137.8 million.

The following table provides a summary of Mattel’s consolidated results for 2012 and 2011 (in millions, except percentage and basis point information):

	For the Year				Year/Year Change
	2012		2011
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$6,420.9	100.0%	$6,266.0	100.0%	2%

Gross profit	$3,409.2	53.1%	$3,145.8	50.2%	8%	290
Advertising and promotion expenses	717.8	11.2	699.2	11.2	3%	—
Other selling and administrative expenses	1,670.4	26.0	1,405.5	22.4	19%	360

Operating income	1,021.0	15.9	1,041.1	16.6	–2%	(70)
Interest expense	88.8	1.4	75.3	1.2	18%	20
Interest (income)	(6.8)	–0.1	(8.1)	–0.1	–15%	—
Other non-operating (income) expense, net	(6.0)		3.2

Income before income taxes	$945.0	14.7%	$970.7	15.5%	–3%	(80)

Sales

Net sales for 2012 were $6.42 billion, a 2% increase, as compared to $6.27 billion in 2011, with an unfavorable impact from changes in currency exchange rates of 2 percentage points.

The following table provides a summary of Mattel’s consolidated gross sales by brand for 2012 and 2011:

	For the Year
	2012	2011	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$1,275.3	$1,316.7	–3%
Other Girls	1,059.9	677.0	57%
Wheels	813.4	812.1	—
Entertainment	1,038.0	1,314.8	–21%

	4,186.6	4,120.6	2%

Fisher-Price Brands:
Core Fisher-Price	1,505.8	1,586.2	–5%
Fisher-Price Friends	571.7	407.2	40%
Other Fisher-Price	174.8	165.8	5%

	2,252.3	2,159.2	4%

American Girl Brands	567.5	510.9	11%
Other	46.2	50.4

Total Gross Sales	$7,052.6	$6,841.1	3%

Gross sales were $7.05 billion in 2012, up $211.5 million or 3%, as compared to $6.84 billion in 2011, with an unfavorable impact from changes in currency exchange rates of 3 percentage points. The increase in gross sales was due to higher sales of Other Girls and Fisher-Price Friends products, partially offset by lower sales of Entertainment products. Of the 57% increase in Other Girls gross sales, 53% was due to higher sales of Monster High products. Of the 40% increase in Fisher-Price Friends gross sales, 29% was due to the benefit of licensing revenues from the acquisition of HIT Entertainment, and 18% was due to higher sales of Disney Jake and the Never Land Pirates products. The 21% decrease in Entertainment gross sales was due to lower sales of CARS 2® products resulting from the timing of the movie release during 2011.

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

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.67 billion in 2012, or 26.0% of net sales, as compared to $1.41 billion in 2011, or 22.4% of net sales. The increase in other selling and administrative expenses was due to the Litigation Charge of $137.8 million, higher other employee-related expenses and investments in strategic initiatives of approximately $72 million, the addition of HIT Entertainment’s ongoing other selling and administrative expenses of approximately $47 million, and higher incentive compensation expense of approximately $33 million, partially offset by lower legal fees of approximately $40 million.

Non-Operating Items

Interest expense was $88.8 million in 2012, as compared to $75.3 million in 2011, driven primarily by the issuance of $600.0 million of senior notes in November 2011. Interest income decreased from $8.1 million in 2011 to $6.8 million in 2012, driven primarily by lower average cash balances.

Provision for Income Taxes

Mattel’s effective tax rate on income before income taxes in 2012 was 17.8%, as compared to 20.8% in 2011. The 2012 and 2011 income tax provisions include net tax benefits of $16.0 million and $6.8 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Business Segment Results

Effective January 1, 2012, Mattel modified its organizational structure, which resulted in changes to its operating segments. The new operating segments are: (i) North America, (ii) International, and (iii) American

Girl. The North America and International segments sell products in the Mattel Girls & Boys Brands and Fisher-Price Brands categories, although some are developed and adapted for particular international markets. The 2011 amounts were reclassified to conform to the current presentation. Business segment results should be read in conjunction with Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.”

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for 2012 and 2011:

	For the Year
	2012	2011	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$522.6	$543.1	–4%
Other Girls	502.2	340.6	47%
Wheels	394.2	383.4	3%
Entertainment	485.0	637.8	–24%

	1,904.0	1,904.9	—

Fisher-Price Brands:
Core Fisher-Price	919.8	985.6	–7%
Fisher-Price Friends	332.5	240.3	38%
Other Fisher-Price	157.0	149.9	5%

	1,409.3	1,375.8	2%

Other	16.9	16.3

Total Gross Sales	$3,330.2	$3,297.0	1%

Gross sales for the North America segment were $3.33 billion in 2012, up $33.2 million or 1%, as compared to $3.30 billion in 2011, with no impact from changes in currency exchange rates. The increase in the North America segment gross sales was due to higher sales of Other Girls and Fisher-Price Friends products, partially offset by lower sales of Entertainment products. Of the 47% increase in Other Girls gross sales, 45% was due to higher sales of Monster High products. Of the 38% increase in Fisher-Price Friends gross sales, 25% was due to the benefit of licensing revenues from the acquisition of HIT Entertainment, and 21% was due to higher sales of Disney Jake and the Never Land Pirates products. Of the 24% decrease in Entertainment gross sales, 22% was due to lower sales of CARS 2 products resulting from the timing of the movie release during 2011. Cost of sales decreased 4% in 2012, as compared to flat net sales, driven primarily by lower product and other costs and lower royalty expenses, partially offset by higher freight and logistics expenses. Gross margins increased as a result of favorable product mix, including lower sales of royalty-related entertainment properties, savings from manufacturing efficiency and Operational Excellence 2.0 programs, and price increases partially offset by higher input costs and higher customer benefits. Additionally, gross margins were positively impacted by the acquisition of HIT Entertainment.

North America segment income increased 5% to $810.3 million in 2012, as compared to $770.3 million in 2011, driven primarily by higher gross profit, partially offset by higher other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2012 versus 2011:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	4	–6
Europe	4	–6
Latin America	2	–7
Asia Pacific	13	–2

The following table provides a summary of Mattel’s gross sales by brand for the International segment for 2012 and 2011:

	For the Year
	2012	2011	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$752.7	$773.6	–3%
Other Girls	557.7	336.4	66%
Wheels	419.2	428.7	–2%
Entertainment	553.0	677.0	–18%

	2,282.6	2,215.7	3%

Fisher-Price Brands:
Core Fisher-Price	586.0	600.6	–2%
Fisher-Price Friends	239.2	166.9	43%
Other Fisher-Price	17.8	15.9	11%

	843.0	783.4	8%

Other	0.5	2.6

Total Gross Sales	$3,126.1	$3,001.7	4%

Gross sales for the International segment were $3.13 billion in 2012, up $124.4 million or 4%, as compared to $3.0 billion in 2011, with an unfavorable impact from changes in currency exchange rates of 6 percentage points. The increase in the International segment gross sales was due to higher sales of Other Girls and Fisher-Price Friends products, partially offset by lower sales of Entertainment products. Of the 66% increase in Other Girls gross sales, 62% was due to higher sales of Monster High products. Of the 43% increase in Fisher-Price Friends gross sales, 36% was due to the benefit of licensing revenues from the acquisition of HIT Entertainment, and 14% was due to higher sales of Disney Jake and the Never Land Pirates products. Of the 18% decrease in Entertainment gross sales, 20% was due to lower sales of CARS 2 products resulting from the timing of the movie release during 2011. Cost of sales decreased by 2% in 2012, as compared to a 4% increase in net sales, primarily due to lower product and other costs, lower royalty expenses, and lower freight and logistics expenses. Gross margins increased as a result of favorable product mix, savings from manufacturing efficiency and Operational Excellence 2.0 programs, favorable changes in currency exchange rates, and price increases partially offset by higher input costs, which were partially offset by higher customer benefits. Additionally, gross margins were positively impacted by the acquisition of HIT Entertainment.

International segment income increased 11% to $571.4 million in 2012, as compared to $513.4 million in 2011, driven primarily by higher gross profit, partially offset by higher other selling and administrative expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for 2012 and 2011:

	For the Year
	2012	2011	% Change
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$567.5	$510.9	11%
Other Brands	28.8	31.5	–8%

Total American Girl Segment	$596.3	$542.4	10%

Gross sales for the American Girl segment were $596.3 million in 2012, up $53.9 million or 10%, as compared to $542.4 million in 2011, with no impact from changes in currency exchange rates. Of the 11% increase in American Girl Brands gross sales, 5% was due to higher sales of the 2012 Girl of the Year, McKenna™, 3% was due to higher sales of historical character products, and 3% was due to higher sales of My American Girl products. Cost of sales increased 14% in 2012, as compared to a 10% increase in net sales, driven primarily by higher product and other costs and higher freight and logistics expenses. Gross margins decreased driven primarily by higher input costs, partially offset by price increases.

American Girl segment income increased 9% to $121.6 million in 2012, as compared to $111.1 million in 2011, driven by higher net sales, partially offset by higher other selling and administrative expenses.

Cost Savings Programs

During 2011, Mattel initiated Operational Excellence 2.0, which targeted cumulative cost savings of approximately $175 million by the end of 2012. Mattel exceeded its Operational Excellence 2.0 goal by realizing approximately $187 million of cumulative gross cost savings throughout the program. The major initiatives within the Operational Excellence 2.0 program included:

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

Beginning in 2013, Mattel initiated the next phase of its cost savings program, Operational Excellence 3.0, which targets cumulative gross cost savings of approximately $175 million by the end of 2014. The cost savings program is designed to generate sustainable cost savings through the following primary initiatives:

•	Manufacturing efficiencies through automation, Lean manufacturing principles, design for manufacturing, enterprise quality, and packaging optimization,

•	Indirect procurement, and

•	Operational efficiencies related to enhanced International clustering and realignment of North America operations.

During 2013, Mattel realized gross cost savings before severance charges and investments of approximately $60 million (or approximately $39 million in net cost savings). Of the gross cost savings realized in 2013, approximately $51 million was reflected within gross profit, approximately $8 million within other selling and administrative expenses, and approximately $1 million within advertising and promotion expenses.

Income Taxes

Mattel’s effective tax rate on income before income taxes in both 2013 and 2012 was 17.8%. The 2013 income tax provision included net tax benefits of $32.2 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Mattel’s effective tax rate on income before income taxes in 2012 was 17.8%, as compared to 20.8% in 2011. The 2012 income tax provision included net tax benefits of $16.0 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Mattel’s effective tax rate on income before income taxes in 2011 was 20.8%, and the 2011 income tax provision included net tax benefits of $6.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Liquidity and Capital Resources

Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, including its $1.60 billion domestic unsecured committed revolving credit facility (“Credit Facility”), and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as global economic crises and tight credit environments, an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Of Mattel’s $1.04 billion in cash and equivalents as of December 31, 2013, approximately $895 million is held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated by its domestic operations, the unused Credit Facility of $1.60 billion as of December 31, 2013, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of December 31, 2013, Mattel had available incremental borrowing resources totaling $1.60 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

Mattel monitors the third-party depository institutions that hold the Company’s cash and equivalents. Mattel’s emphasis is primarily on safety and liquidity of principal, and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize risks.

Mattel is subject to credit risks relating to the ability of its counterparties in hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and nonperformance have been considered in the fair value measurements of Mattel’s foreign currency forward exchange contracts. Mattel closely monitors its counterparties and takes action, as necessary, to manage its counterparty credit risk.

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

Operating Activities

Cash flows from operating activities were $698.4 million during 2013, as compared to $1.28 billion during 2012 and $664.7 million during 2011. The decrease in cash flows from operating activities in 2013 from 2012 was primarily due to higher working capital usage, including payment of the Litigation Charge of approximately $138 million, partially offset by higher net income. The increase in cash flows from operating activities in 2012 from 2011 was primarily due to reductions in working capital usage.

Investing Activities

Cash flows used for investing activities were $242.1 million during 2013, as compared to $900.2 million during 2012 and $174.5 million during 2011. The decrease in cash flows used for investing activities in 2013 from 2012 was primarily due to the acquisition of HIT Entertainment in 2012, partially offset by higher purchases of tools, dies, and molds and other property, plant, and equipment. The increase in cash flows used for investing activities in 2012 from 2011 was primarily due to the acquisition of HIT Entertainment in 2012 and higher purchases of other property, plant, and equipment.

Financing Activities

Cash flows used for financing activities were $740.0 million during 2013, as compared to $410.9 million during 2012 and $397.3 million during 2011. The increase in cash flows used for financing activities in 2013 from 2012 was primarily due to higher share repurchases and higher repayments of long-term borrowings, partially offset by net proceeds from long-term borrowings. The increase in cash flows used for financing activities in 2012 from 2011 was primarily due to lower net proceeds from long-term borrowings and higher dividend payments, partially offset by lower share repurchases and lower repayments of long-term borrowings.

During 2013, Mattel repurchased 11.0 million shares of its common stock at a cost of $469.2 million. During 2012, Mattel repurchased 2.3 million shares of its common stock at a cost of $77.9 million, of which $23.5 million was unsettled at December 31, 2012. During 2011, Mattel repurchased 20.4 million shares of its common stock at a cost of $536.3 million, of which $12.3 million was unsettled at December 31, 2011. During both 2013 and 2011, Mattel’s Board of Directors authorized the repurchase of an additional $500.0 million of Mattel’s common stock under its share repurchase program. Mattel’s share repurchase program was first announced on July 21, 2003. At December 31, 2013, share repurchase authorizations of $380.2 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

During 2013, 2012, and 2011, Mattel paid total dividends per share of $1.44, $1.24, and $0.92, respectively, to holders of its common stock. The Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations. Dividend payments were $494.4 million, $423.4 million, and $316.5 million in 2013, 2012, and 2011, respectively.

Seasonal Financing

See Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

Financial Position

Mattel’s cash and equivalents were $1.04 billion at December 31, 2013, a decrease of $296.5 million from December 31, 2012. The decrease was primarily due to dividend payments, share repurchases, repayment of long-term borrowings, and purchases of tools, dies, and molds, and other property, plant, and equipment, partially offset by cash flow from operating activities, net proceeds from the issuance of long term borrowings, and proceeds from the exercise of stock options.

Accounts receivable increased $33.3 million from December 31, 2012 to $1.26 billion at December 31, 2013, primarily due to the timing of cash collections.

Inventories increased $103.8 million from December 31, 2012 to $568.8 million at December 31, 2013, primarily due to lower sales volume in the fourth quarter of 2013.

Accounts payable and accrued liabilities decreased $257.6 million from December 31, 2012 to $1.02 billion at December 31, 2013, primarily due to the payment of a litigation accrual of approximately $138 million, lower incentive compensation, and the timing of payables.

As of December 31, 2013, Mattel had foreign short-term bank loans outstanding of $4.3 million, a decrease of $5.6 million from December 31, 2012. The current portion of long-term debt decreased from $400.0 million at December 31, 2012 to $0 at December 31, 2013 due to the repayments of $350.0 million of 2008 Senior Notes and $50.0 million of Medium-term notes in connection with their scheduled maturities.

A summary of Mattel’s capitalization is as follows:

	December 31,
	2013		2012
	(In millions, except percentage information)
2010 Senior Notes	$500.0	9%	$500.0	10%
2011 Senior Notes	600.0	12	600.0	13
2013 Senior Notes	500.0	9	—	—

Total noncurrent long-term debt	1,600.0	30	1,100.0	23
Other noncurrent liabilities	540.6	10	643.7	13
Stockholders’ equity	3,251.6	60	3,067.0	64

	$5,392.2	100%	$4,810.7	100%

Noncurrent long-term debt increased $500.0 million from December 31, 2012 to $1.60 billion at December 31, 2013, due to the issuance of $500.0 million of 2013 Senior Notes.

Stockholders’ equity increased $184.5 million from December 31, 2012 to $3.25 billion at December 31, 2013, primarily due to net income and the issuance of treasury stock for the exercise of stock options, partially offset by dividend payments and share repurchases.

Mattel’s debt-to-capital ratio, including short-term borrowings and the current portion of long-term debt, was 33.0% at both December 31, 2013 and December 31, 2012. Mattel’s objective is to maintain a year-end debt-to-capital ratio of about 35%.

Off-Balance Sheet Arrangements

Mattel has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments

In the normal course of business, Mattel enters into debt agreements and contractual arrangements to obtain and protect Mattel’s right to create and market certain products and for future purchases of goods and services to ensure availability and timely delivery. These arrangements include commitments for future inventory and service purchases and royalty payments pursuant to licensing agreements. Certain of these commitments routinely contain provisions for guarantees or minimum expenditures during the terms of the contracts. Mattel also has defined benefit and postretirement benefit plans, which require future cash contributions and benefit payments. Additionally, Mattel routinely enters into noncancelable lease agreements for premises and equipment used, which contain minimum rental payments.

The following table summarizes Mattel’s contractual commitments and obligations:

	Total	2014	2015	2016	2017	2018	Thereafter
	(In millions)
Long-term debt	$1,600.0	$—	$—	$300.0	$—	$250.0	$1,050.0
Interest on long-term debt	1,054.8	62.4	62.4	61.1	54.9	51.5	762.5
Capital leases*	1.8	0.3	0.3	0.3	0.3	0.3	0.3
Operating leases	544.5	103.9	89.4	82.4	60.9	44.3	163.6
Minimum guarantees under licensing and similar agreements	208.8	67.4	78.6	42.3	18.9	1.0	0.6
Defined benefit and postretirement benefit plans	430.4	56.3	38.7	45.3	37.1	38.4	214.6
Purchases of inventory, other assets, and services	383.3	361.9	15.8	4.5	1.1	—	—

Total	$4,223.6	$652.2	$285.2	$535.9	$173.2	$385.5	$2,191.6

*	Represents total obligation, including imputed interest of $0.4 million.

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

Subsequent Event

On January 31, 2014, Mattel announced that its Board of Directors declared a first quarter dividend of $0.38 per common share. The dividend is payable on March 7, 2014 to stockholders of record on February 20, 2014.

Litigation

The content of Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation” is hereby incorporated by reference in this Item 7.

Effects of Inflation

Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2013, 2012, or 2011. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability, under certain circumstances and at certain times, to pass on higher prices to its customers.

Employee Savings Plan

Mattel sponsors a 401(k) savings plan, the Mattel, Inc. Personal Investment Plan (the “Plan”), for its domestic employees. Contributions to the Plan include voluntary contributions by eligible employees and employer automatic and matching contributions by Mattel. The Plan allows employees to allocate both their voluntary contributions and their employer automatic and matching contributions to a variety of investment funds, including a fund that is invested in Mattel common stock (the “Mattel Stock Fund”). Employees are not required to allocate any of their Plan account balance to the Mattel Stock Fund, allowing employees to limit or eliminate their exposure to market changes in Mattel’s stock price. Furthermore, the Plan limits the percentage of the employee’s total account balance that may be allocated to the Mattel Stock Fund to 25%. Employees may generally reallocate their account balances on a daily basis. However, pursuant to Mattel’s insider trading policy, employees classified as insiders and restricted personnel under Mattel’s insider trading policy are limited to certain periods in which they may make allocations into or out of the Mattel Stock Fund.

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

A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2013, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 36% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 46% of net sales. As of December 31, 2013, Mattel’s three largest customers accounted for approximately 38% of net accounts receivable, and its ten largest customers accounted for approximately 52% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.

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

The following table summarizes Mattel’s allowance for doubtful accounts at December 31:

	2013	2012	2011
	(In millions, except percentage information)
Allowance for doubtful accounts	$20.4	$33.5	$26.3
As a percentage of total accounts receivable	1.6%	2.7%	2.1%

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

Mattel believes that its allowance for doubtful accounts at December 31, 2013 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts may not be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.

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

The timeframe between when an estimate is made and the time of disposal depends on the above factors and may vary significantly. Generally, slow-moving inventory is liquidated during the next annual selling cycle.

The following table summarizes Mattel’s obsolescence reserve at December 31:

	2013	2012	2011
	(In millions, except percentage information)
Allowance for obsolescence	$49.1	$46.6	$39.2
As a percentage of total inventory	7.9%	9.1%	7.5%

Management believes that its allowance for obsolescence at December 31, 2013 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.

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

Assessing goodwill for impairment involves a high degree of judgment due to the assumptions that underlie the valuation. For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are at the operating segment level. Mattel’s reporting units are: (i) North America, (ii) International, and (iii) American Girl. Mattel then assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This qualitative assessment is used as a basis for determining whether it is necessary to perform the quantitative two-step goodwill impairment test. When the quantitative two-step goodwill impairment test is necessary, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the fair value is greater than the book value of the reporting unit, goodwill is not impaired. If an impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

When performing the quantitative two-step goodwill impairment test, Mattel utilizes the fair value based upon the discounted cash flows that the business can be expected to generate in the future (the “Income Approach”). The Income Approach valuation method requires Mattel to make projections of revenue, operating costs, and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted average cost of capital that a market participant would use as a discount rate. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step of the impairment model, which could significantly change the amount of any impairment ultimately recorded.

During the third quarter of 2013, Mattel assessed its goodwill for impairment by evaluating qualitative factors, such as reporting unit performance, results of its most recent quantitative assessments, general economic conditions, access to capital, the industry and competitive environment, current business strategies, and the interest rate environment, for each of its reporting units and determined that it was not more likely than not that the fair value of its reporting units were less than the carrying amounts. As a result of this determination, the quantitative two-step goodwill impairment test was deemed unnecessary.

Testing nonamortizable intangible assets for impairment also involves a high degree of judgment due to the assumptions that underlie the valuation. Mattel evaluates nonamortizable intangible assets, including trademarks and trade names, for impairment by comparing the estimated fair values with the carrying values. The fair value is measured using a multi-period excess earnings method, which reflects the incremental after-tax cash flows attributable to the trademark and trade names after deducting the appropriate contributory asset charges.

During the second quarter of 2013, Mattel changed its brand strategy for Polly Pocket, which includes a more focused allocation of resources to support the Polly Pocket brand in specific markets, resulting in a reduction of the forecasted future cash flows of the brand. As a result of the change, Mattel tested the asset for impairment. The Polly Pocket trade name, which previously had a carrying value of approximately $113 million, had a fair value of approximately $99 million and Mattel recorded an impairment charge of approximately $14 million within other selling and administrative expenses. In conjunction with the impairment test, Mattel reassessed Polly Pocket’s nonamortizable classification and determined that the nonamortizable classification could no longer be supported. As such, the Polly Pocket trade name was reclassified as an amortizable intangible asset, and the remaining fair value of the asset is being amortized over its estimated remaining useful life. See Item 8 “Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Goodwill and Other Intangibles” for additional information.

During the third quarter of 2013, Mattel performed the annual impairment test for the remaining nonamortizable intangible assets as required and determined that its remaining nonamortizable intangible assets were not impaired as the fair values of the nonamortizable intangible assets exceeded their carrying values. Mattel also considered events and circumstances subsequent to these impairment tests in concluding there was no further impairment at December 31, 2013.

Sales Adjustments

Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized. Sales adjustments for such programs totaled $632.9 million, $631.7 million, and $575.1 million during 2013, 2012, and 2011, respectively.

The above-described programs primarily involve fixed amounts or percentages of sales to customers. Accruals for such programs are calculated based on an assessment of customers’ purchases and performance under the programs and any other specified factors. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers. Management believes that the accruals recorded for customer programs at December 31, 2013 are adequate and proper.

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

At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. At December 31, 2013, Mattel determined the discount rate for its domestic benefit plans used in determining the projected and accumulated benefit obligations to be 4.7%, as compared to 4.0% and 4.5% for December 31, 2012 and 2011, respectively. In estimating this rate, Mattel reviews rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, the increase in the discount rate from 4.0% to 4.7% would result in a decrease in benefit plan expense during 2014 of approximately $2 million.

The rate of future compensation increases used by Mattel for the benefit obligation and the net periodic pension cost of its domestic defined benefit pension plans averaged 3.8% for 2013, 2012, and 2011, based on plan demographics. This assumption is reviewed annually based on historical salary increases for participants in the defined benefit pension plans and impacts the service and interest cost components of plan income or expense.

The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations, and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return for its domestic defined benefit pension plans was 8.0% in 2013, 2012, and 2011. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense during 2014 of approximately $3 million.

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 8.5% in 2013 to 5.4% in 2030, with rates assumed to stabilize in 2030 and thereafter, were used in determining plan expense for 2013. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2013, Mattel adjusted the health care cost trend rates for its other postretirement benefit plan obligation to 8.5% for participants younger than age 65 and 7.5% for participants age 65 and older. The cost trend rates are estimated to reduce to 6.1% for participants younger than age 65 and 5.4% for participants age 65 and older by 2030, with rates assumed to stabilize in 2030. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would result in an increase in benefit plan expense during 2014 of less than $1 million.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2013 by $3.0 million and $(2.5) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2013 by $0.1 million and $(0.1) million, respectively.

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

The weighted average grant date fair value of options granted during 2013, 2012, and 2011 was $8.80, $7.32, and $5.76, respectively. The following weighted average assumptions were used in determining the fair value of options granted:

	2013	2012	2011
Expected life (in years)	4.9	5.0	5.1
Risk-free interest rate	1.5%	0.7%	1.4%
Volatility factor	31.8%	35.0%	34.0%
Dividend yield	3.4%	3.6%	3.5%

The following table summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	1 year	4.4
Risk-free interest rate	1%	6.8
Volatility factor	1%	3.3
Dividend yield	1%	(11.6)

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	(1) year	(6.5)
Risk-free interest rate	(1)%	(7.2)
Volatility factor	(1)%	(3.8)
Dividend yield	(1)%	12.3

Mattel recognized compensation expense of $12.1 million, $13.8 million, and $14.5 million for stock options during 2013, 2012, and 2011, respectively, which is included within other selling and administrative expenses. Compensation expense recognized related to grants of restricted stock units was $49.6 million, $49.5 million, and $39.0 million in 2013, 2012, and 2011, respectively, and is also included within other selling and administrative expenses. As of December 31, 2013, total unrecognized compensation cost related to unvested share-based payments totaled $75.9 million and is expected to be recognized over a weighted-average period of 2.0 years.

Income Taxes

Mattel’s income tax provision and related income tax assets and liabilities are based on actual and expected future income, US and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which Mattel operates. Management believes that the accounting estimates related to income taxes are “critical accounting estimates” because significant judgment is required in interpreting tax regulations in the US and in foreign jurisdictions, evaluating Mattel’s worldwide uncertain tax positions, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect Mattel’s consolidated financial statements.

Certain income and expense items are accounted for differently for financial reporting and income tax purposes. As a result, the income tax expense reflected in Mattel’s consolidated statements of operations is different than that reported in Mattel’s tax returns filed with the taxing authorities. Some of these differences are permanent, such as expenses that are not deductible in Mattel’s tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred income tax assets and liabilities. Deferred income tax assets generally represent items that can be used as a tax deduction or credit in Mattel’s tax returns in future years for which Mattel has already recorded a tax benefit in its consolidated statement of operations. Mattel records a valuation allowance to reduce its deferred income tax assets if, based on the weight of available evidence, management believes expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. Management evaluates the level of Mattel’s valuation allowances at least annually, and more frequently if actual operating results differ significantly from forecasted results.

Mattel records unrecognized tax benefits for US federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus, and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel’s measurement of its unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more-likely-than-not be realized.

Mattel’s effective tax rate on income before income taxes in both 2013 and 2012 was 17.8%. The income tax provision included net tax benefits of $32.2 million, $16.0 million, and $6.8 million in 2013, 2012, and 2011, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

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

A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:

	For the Year
	2013	2012	2011
	(In thousands)
Revenues by Segment
North America	$3,181,205	$3,330,217	$3,296,995
International	3,277,840	3,126,088	3,001,705
American Girl	658,768	596,298	542,387

Gross sales	7,117,813	7,052,603	6,841,087
Sales adjustments	(632,921)	(631,722)	(575,050)

Net sales	$6,484,892	$6,420,881	$6,266,037

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Indonesian rupiah were the primary transactions that caused foreign currency transaction exposure for Mattel during 2013, 2012, and 2011. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income/expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during 2013 were related to its net investments in entities having functional currencies denominated in the Euro, Brazilian real, Australian dollar, and Indonesian rupiah.

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

Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2013 are shown in the following table. All contracts are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with a rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of US dollars, except for rates)
Australian dollar*	$42,169	0.89	$189	$302	0.92	$9
British pound sterling*	26,543	1.63	465	—	—	—
Canadian dollar*	4,710	0.94	(3)	15,165	0.96	379
Czech koruna	3,977	20.10	51	—	—	—
Danish krone	—	—	—	14,929	5.42	34
Euro*	570,966	1.38	(982)	417,525	1.34	(10,785)
Hungarian forint	1,752	217.20	10	—	—	—
Indonesian rupiah	71,051	12,233.91	(1,301)	—	—	—
Japanese yen	—	—	—	14,934	102.78	361
Mexican peso	151,630	13.04	(97)	88,993	12.98	414
New Turkish lira	—	—	—	380	2.05	19
New Zealand dollar*	17,085	1.21	(75)	—	—	—
Norwegian krone	—	—	—	—	—	—
Polish zloty	10,599	3.04	82	—	—	—
Russian ruble	—	—	—	3,837	33.23	(33)
Singapore dollar	5,242	1.26	(9)	—	—	—
Swedish krona	—	—	—	—	—	—
Swiss franc	27,889	0.88	(262)	—	—	—
Taiwan dollar	—	—	—	13,143	29.92	(16)

	$933,613		$(1,932)	$569,208		$(9,618)

*	The weighted average contract rate for these contracts is quoted in US dollar per local currency.

For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2013. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2013. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.

In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2013, these contracts had a contract amount of $43.3 million and a fair value of $(0.7) million.

Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its income before income taxes would have decreased by approximately $9 million in 2013, decreased by approximately $35 million in 2012, and increased by approximately $5 million in 2011.

Venezuelan Operations

Since January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary uses the US dollar as its functional currency, and monetary assets and liabilities denominated in Venezuelan bolivar fuerte generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the US dollar. From January 2010 through January 2013, Mattel’s Venezuelan subsidiary used the Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”) rate, which was controlled by the Central Bank of Venezuela, to remeasure monetary assets and liabilities denominated in Venezuelan bolivar fuerte. The SITME rate was quoted at 5.30 Venezuelan bolivares fuerte per US dollar at December 31, 2012.

During February 2013, the Central Bank of Venezuela revised its official exchange rate to 6.30 Venezuelan bolivares fuerte per US dollar and eliminated the SITME rate. Since February 2013, Mattel’s Venezuelan subsidiary has used the official exchange rate as its remeasurement rate. The change in the exchange rate resulted in an unrealized foreign currency exchange loss of approximately $5 million, which was primarily recognized within other non-operating (income) expense, net in the consolidated statements of operations.

During March 2013, the Venezuelan government announced a complementary currency exchange system, the Sistema Complementario de Administracion de Divisas (“SICAD”). Participation in the SICAD is controlled by the Venezuelan government. The SICAD is intended to function as an auction system, allowing entities in specific sectors to bid for US dollars to be used for specified import transactions. Currently, it is unclear as to whether companies are able to remit dividends using the SICAD. During December 2013, the government regulation that created the SICAD was amended to expand its use and to require publication of the average exchange rate implied by transactions settled in SICAD auctions. During the weeks of December 23 and December 31, 2013, the SICAD rate posted on the website of the Central Bank of Venezuela was 11.3 Venezuelan bolivares fuerte per US dollar.

Mattel has not accessed US dollars in Venezuela through the SICAD and does not expect to be able to access the SICAD rate in the foreseeable future. Mattel is currently monitoring and assessing the currency exchange rates and restrictions associated with the SICAD. Based on a number of factors, including the restrictions placed on eligible participants, the amount of US dollars available to purchase through the auction process, and the ineligibility of past import transactions to be settled through the SICAD, Mattel does not currently believe it is appropriate to use the SICAD rate as its remeasurement rate. If Mattel is able to utilize the SICAD to regularly access US dollars for its operations in future periods, the SICAD rate may be used as its remeasurement rate.

Mattel’s Venezuelan subsidiary represented less than 0.1% of Mattel’s consolidated net sales in 2013 and had approximately $22 million of net monetary assets denominated in Venezuelan bolivares fuerte as of December 31, 2013. For every $10 million of net monetary assets denominated in Venezuelan bolivares fuerte, a 10% increase/(decrease) in the foreign currency exchange rate would decrease/(increase) Mattel’s pre-tax income by approximately $1 million. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the Venezuelan bolivar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $95 million.

Argentine Operations

In January 2014, the Central Bank of Argentina modified its currency exchange controls, resulting in the devaluation of the Argentine peso. The official exchange rate was quoted at 6.52 Argentine pesos per US dollar at December 31, 2013. As of January 31, 2014, the official exchange rate was quoted at 8.00 Argentine pesos per US dollar. Mattel’s Argentine subsidiary represented less than 0.2% of Mattel’s consolidated net sales in 2013. The devaluation of the Argentine peso did not impact Mattel’s 2013 operating results since the devaluation occurred subsequent to year-end. The devaluation is expected to have an immaterial impact on Mattel’s 2014 operating results.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Bryan G. Stockton, its principal executive officer, and Kevin M. Farr, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control— Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mattel, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 26, 2014

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$1,039,216	$1,335,711
Accounts receivable, net of allowances of $20.4 million and $33.5 million in 2013 and 2012, respectively	1,260,105	1,226,833
Inventories	568,843	465,057
Prepaid expenses and other current assets	509,829	529,204

Total current assets	3,377,993	3,556,805

Noncurrent Assets
Property, plant, and equipment, net	659,333	593,213
Goodwill	1,083,239	1,080,798
Other noncurrent assets	1,319,061	1,295,969

Total Assets	$6,439,626	$6,526,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$4,278	$9,844
Current portion of long-term debt	—	400,000
Accounts payable	375,328	385,375
Accrued liabilities	640,155	887,748
Income taxes payable	27,679	33,045

Total current liabilities	1,047,440	1,716,012

Noncurrent Liabilities
Long-term debt	1,600,000	1,100,000
Other noncurrent liabilities	540,627	643,729

Total noncurrent liabilities	2,140,627	1,743,729

Commitments and Contingencies (See Note 11)
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,784,445	1,727,682
Treasury stock at cost; 102.1 million shares and 99.1 million shares in 2013 and 2012, respectively	(2,448,701)	(2,152,702)
Retained earnings	3,918,122	3,515,181
Accumulated other comprehensive loss	(443,676)	(464,486)

Total stockholders’ equity	3,251,559	3,067,044

Total Liabilities and Stockholders’ Equity	$6,439,626	$6,526,785

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	2013	2012	2011
	(In thousands, except per share amounts)
Net Sales	$6,484,892	$6,420,881	$6,266,037
Cost of sales	3,006,009	3,011,684	3,120,211

Gross Profit	3,478,883	3,409,197	3,145,826
Advertising and promotion expenses	750,205	717,803	699,247
Other selling and administrative expenses	1,560,575	1,670,379	1,405,478

Operating Income	1,168,103	1,021,015	1,041,101
Interest expense	78,505	88,835	75,332
Interest (income)	(5,555)	(6,841)	(8,093)
Other non-operating (income) expense, net	(3,975)	(6,024)	3,189

Income Before Income Taxes	1,099,128	945,045	970,673
Provision for income taxes	195,184	168,581	202,165

Net Income	$903,944	$776,464	$768,508

Net Income Per Common Share—Basic	$2.61	$2.25	$2.20

Weighted average number of common shares	343,394	341,665	344,669

Net Income Per Common Share—Diluted	$2.58	$2.22	$2.18

Weighted average number of common and potential common shares	347,459	346,158	348,424

Dividends Declared Per Common Share	$1.44	$1.24	$0.92

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year
	2013	2012	2011
	(In thousands)
Net Income	$903,944	$776,464	$768,508
Other Comprehensive Income (Loss), Net of Tax:
Currency translation adjustments	(29,694)	27,616	(77,105)
Defined benefit pension plans net prior service credit (cost) and net actuarial gain (loss)	58,710	(18,258)	(38,084)
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(13,103)	2,734	17,900
Reclassification adjustment for realized losses (gains) included in net income	4,897	(29,933)	9,843

	(8,206)	(27,199)	27,743

Other Comprehensive Income (Loss), Net of Tax	20,810	(17,841)	(87,446)

Comprehensive Income	$924,754	$758,623	$681,062

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2013	2012	2011
	(In thousands)
Cash Flows From Operating Activities:
Net income	$903,944	$776,464	$768,508
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	179,333	157,536	147,458
Amortization	17,060	16,746	13,840
Asset impairment	14,000	—	—
Deferred income taxes	19,632	(36,183)	49,368
Tax benefits from share-based payment arrangements	(50,374)	(35,798)	(24,199)
Share-based compensation	61,651	63,277	53,476
(Decrease) increase from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(48,802)	66,999	(175,526)
Inventories	(116,509)	34,382	(40,015)
Prepaid expenses and other current assets	(43,159)	(66,401)	(22,689)
Accounts payable, accrued liabilities, and income taxes payable	(201,868)	312,634	(87,021)
Other, net	(36,482)	(14,006)	(18,507)

Net cash flows from operating activities	698,426	1,275,650	664,693

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(128,080)	(108,070)	(102,193)
Purchases of other property, plant, and equipment	(123,974)	(110,978)	(88,721)
Payments for acquisition, net of cash acquired	—	(684,522)	—
Proceeds from foreign currency forward exchange contracts	12,849	2,964	16,432
Other, net	(2,901)	454	(22)

Net cash flows used for investing activities	(242,106)	(900,152)	(174,504)

Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(9,844)	(8,018)	(236,811)
Proceeds from short-term borrowings, net	4,278	9,844	244,829
Payments of long-term borrowings	(400,000)	(50,000)	(250,000)
Proceeds from long-term borrowings, net	495,260	—	591,801
Payment of credit facility renewal costs	(4,003)	—	(6,917)
Share repurchases	(492,740)	(66,733)	(524,009)
Payment of dividends on common stock	(494,371)	(423,378)	(316,503)
Proceeds from exercise of stock options	134,506	122,296	115,611
Tax benefits from share-based payment arrangements	50,374	35,798	24,199
Other, net	(23,422)	(30,737)	(39,508)

Net cash flows used for financing activities	(739,962)	(410,928)	(397,308)

Effect of Currency Exchange Rate Changes on Cash	(12,853)	2,028	(4,891)

(Decrease) Increase in Cash and Equivalents	(296,495)	(33,402)	87,990
Cash and Equivalents at Beginning of Year	1,335,711	1,369,113	1,281,123

Cash and Equivalents at End of Year	$1,039,216	$1,335,711	$1,369,113

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$175,603	$159,070	$173,625
Interest	81,874	88,524	76,502

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2010	$441,369	$1,706,461	$(1,880,692)	$2,720,645	$(359,199)	$2,628,584
Net income				768,508		768,508
Other comprehensive loss, net of tax					(87,446)	(87,446)
Purchase of treasury stock			(536,318)			(536,318)
Issuance of treasury stock for stock option exercises		(9,758)	125,369			115,611
Issuance of treasury stock for restricted stock units vesting		(84,631)	48,530			(36,101)
Deferred compensation			589	(439)		150
Share-based compensation		53,476				53,476
Tax benefits from share-based payment arrangements		24,199				24,199
Dividend equivalents for restricted stock units		658		(4,215)		(3,557)
Dividends				(316,503)		(316,503)

Balance, December 31, 2011	441,369	1,690,405	(2,242,522)	3,167,996	(446,645)	2,610,603
Net income				776,464		776,464
Other comprehensive loss, net of tax					(17,841)	(17,841)
Purchase of treasury stock			(77,946)			(77,946)
Issuance of treasury stock for stock option exercises		(13,702)	136,794			123,092
Issuance of treasury stock for restricted stock units vesting		(49,385)	30,231			(19,154)
Deferred compensation			741	(581)		160
Share-based compensation		63,277				63,277
Tax benefits from share-based payment arrangements		35,798				35,798
Dividend equivalents for restricted stock units		1,289		(5,320)		(4,031)
Dividends				(423,378)		(423,378)

Balance, December 31, 2012	441,369	1,727,682	(2,152,702)	3,515,181	(464,486)	3,067,044
Net income				903,944		903,944
Other comprehensive income, net of tax					20,810	20,810
Purchase of treasury stock			(469,218)			(469,218)
Issuance of treasury stock for stock option exercises		(17,531)	152,278			134,747
Issuance of treasury stock for restricted stock units vesting		(39,293)	20,331			(18,962)
Deferred compensation			610	(590)		20
Share-based compensation		61,651				61,651
Tax benefits from share-based payment arrangements		50,374				50,374
Dividend equivalents for restricted stock units		1,562		(6,042)		(4,480)
Dividends				(494,371)		(494,371)

Balance, December 31, 2013	$441,369	$1,784,445	$(2,448,701)	$3,918,122	$(443,676)	$3,251,559

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Preparation

The consolidated financial statements include the accounts of Mattel, Inc. and its subsidiaries. All wholly and majority-owned subsidiaries are consolidated and included in Mattel’s consolidated financial statements. Mattel does not have any minority stock ownership interests in which it has a controlling financial interest that would require consolidation. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 30 years for buildings, 3 to 10 years for machinery and equipment, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies, and molds are depreciated using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property, plant, and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any potential impairment identified is assessed by evaluating the operating performance and future undiscounted cash flows of the underlying assets. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheet, and any resulting gain or loss is included in the results of operations.

Goodwill and Intangible Assets

Goodwill is allocated to various reporting units, which are at the operating segment level, for purposes of evaluating whether goodwill is impaired. As more fully described in “Note 12 to the Consolidated Financial Statements—Segment Information,” on January 1, 2012, Mattel changed its operating segments to align with its new organizational structure, which resulted in changes to its reporting units. The new reporting units are: (i) North America, (ii) International, and (iii) American Girl. Components of the operating segments have been aggregated into a single reporting unit as the components have similar economic characteristics. The similar economic characteristics include the nature of the products, the nature of the production processes, the customers, and the manner in which the products are distributed. Mattel reassigned goodwill to the new reporting units based on a relative fair value approach. Mattel tests its goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value.

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

Foreign Currency Translation Exposure

Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2013 were related to its net investments in entities having functional currencies denominated in the Euro, Brazilian real, Australian dollar, and Indonesian rupiah.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the consolidated statement of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Indonesian rupiah were the primary transactions that caused foreign currency transaction exposure for Mattel in 2013.

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

Design and Development Costs

Product design and development costs primarily include employee compensation and outside services and are charged to the results of operations as incurred.

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

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which requires the release of a cumulative translation adjustment into net income when a parent ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. ASU 2013-05 will be effective for interim and annual reporting periods beginning after December 15, 2013. Mattel has not completed its evaluation of ASU 2013-05, but does not expect the adoption of ASU 2013-05 to have a material effect on its operating results or financial position.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which generally requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the applicable tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 will be effective for interim and annual reporting periods beginning after December 15, 2013. Mattel has not completed its evaluation of ASU 2013-11, but does not expect the adoption of ASU 2013-11 to have a material effect on its operating results or financial position.

Note 2—Goodwill and Other Intangibles

Goodwill is allocated to various reporting units, which are at the operating segment level, for purposes of evaluating whether goodwill is impaired. As more fully described in “Note 12 to the Consolidated Financial Statements—Segment Information,” on January 1, 2012, Mattel changed its operating segments to align with its new organizational structure, which resulted in changes to its reporting units. The new reporting units are: (i) North America, (ii) International, and (iii) American Girl. Components of the operating segments have been aggregated into a single reporting unit as the components have similar economic characteristics. The similar economic characteristics include the nature of the products, the nature of the production processes, the customers, and the manner in which the products are distributed. Mattel reassigned the 2011 goodwill balances to the new reporting units based on a relative fair value approach.

The change in the carrying amount of goodwill by operating segment for 2013 and 2012 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	North America	International	American Girl	Total
	(In thousands)
Balance at December 31, 2011	$393,905	$214,612	$213,622	$822,139
Acquisition	151,348	100,898	—	252,246
Currency exchange rate impact	1,645	4,659	109	6,413

Balance at December 31, 2012	546,898	320,169	213,731	1,080,798
Currency exchange rate impact	697	1,487	257	2,441

Balance at December 31, 2013	$547,595	$321,656	$213,988	$1,083,239

In the third quarter of 2013, Mattel assessed its goodwill for impairment by evaluating qualitative factors for each of its reporting units in accordance with ASU 2011-08, Testing Goodwill for Impairment, and determined that it was not more likely than not that the fair values of its reporting units were less than the carrying amounts. As a result of this determination, the quantitative two-step goodwill impairment test was deemed unnecessary. Mattel has not recorded any impairment of goodwill subsequent to its initial adoption of Accounting Standards Codification (“ASC”) 350-20, Goodwill, on January 1, 2002.

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

Mattel recognized approximately $5 million and $18 million of integration costs during 2013 and 2012, respectively. During 2012, Mattel recognized approximately $6 million of transaction costs. No transaction costs were incurred during 2013. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

Other Intangibles

Identifiable intangibles include the following:

	December 31,
	2013	2012
	(In thousands)
Nonamortizable identifiable intangibles	$504,241	$617,223
Identifiable intangibles (net of amortization of $68.3 million and $64.9 million at December 31, 2013 and 2012, respectively)	176,579	88,786

	$680,820	$706,009

In connection with the acquisition of HIT Entertainment during 2012, Mattel recognized $495.0 million of nonamortizable identifiable intangible assets and $15.7 million of amortizable identifiable intangible assets, primarily related to intellectual property rights.

During the second quarter of 2013, Mattel changed its brand strategy for Polly Pocket, which includes a more focused allocation of resources to support the Polly Pocket brand in specific markets, resulting in a reduction of the forecasted future cash flows of the brand. As a result of the change, Mattel tested the Polly Pocket trade name for impairment. The Polly Pocket trade name, which had a carrying value of approximately $113 million, was previously determined to be a nonamortizable intangible asset. Its fair value was determined to be approximately $99 million based on a discounted cash flow analysis using the multi-period excess earnings method. Level 3 inputs, including forecasted future cash flows, an estimated useful life, and a discount rate, were used in the valuation. As the fair value of the asset was below the carrying value, Mattel recorded an impairment charge of approximately $14 million, which is reflected within other selling and administrative expenses in the consolidated statement of operations for the North America and International operating segments.

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

Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying values may exceed the fair values. During 2013 and 2012, Mattel performed the annual impairment tests and determined that the remaining nonamortizable intangible assets were not impaired.

Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel determined that its amortizable intangible assets were not impaired during 2013 and 2012.

Note 3—Income Taxes

Consolidated pre-tax income consists of the following:

	For the Year
	2013	2012	2011
	(In thousands)
US operations	$231,372	$104,707	$169,706
Foreign operations	867,756	840,338	800,967

	$1,099,128	$945,045	$970,673

The provision (benefit) for current and deferred income taxes consists of the following:

	For the Year
	2013	2012	2011
	(In thousands)
Current
Federal	$38,227	$69,639	$15,933
State	6,447	8,660	5,268
Foreign	130,878	126,465	131,596

	175,552	204,764	152,797

Deferred
Federal	30,342	(26,489)	49,853
State	(512)	520	(2,629)
Foreign	(10,198)	(10,214)	2,144

	19,632	(36,183)	49,368

Provision for income taxes	$195,184	$168,581	$202,165

Deferred income taxes are provided principally for tax credit carryforwards, research and development expenses, net operating loss carryforwards, employee compensation-related expenses, and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are composed of the following:

	December 31,
	2013	2012
	(In thousands)
Tax credit carryforwards	$77,396	$59,372
Research and development expenses	187,477	181,449
Loss carryforwards	124,201	131,989
Allowances and reserves	202,141	229,056
Deferred compensation	111,850	118,878
Postretirement benefits	37,479	72,912
Other	66,599	67,942

Gross deferred income tax assets	807,143	861,598

Intangible assets	(282,737)	(279,592)
Other	(5,555)	(8,262)

Gross deferred income tax liabilities	(288,292)	(287,854)

Deferred income tax asset valuation allowances	(64,641)	(67,705)

Net deferred income tax assets	$454,210	$506,039

The table of deferred tax assets and liabilities as shown above does not include deferred tax assets for net operating losses as of December 31, 2013 that arose directly from tax deductions attributable to windfall income tax benefits. Additional paid-in-capital will be increased by $4.6 million when the deferred tax assets are realized. Mattel uses tax law ordering when determining when excess tax benefits have been realized.

Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31,
	2013	2012
	(In thousands)
Prepaid expenses and other current assets	$195,872	$253,664
Other noncurrent assets	373,638	374,667
Accrued liabilities	(109)	(152)
Other noncurrent liabilities	(115,191)	(122,140)

	$454,210	$506,039

As of December 31, 2013, Mattel has federal and foreign loss carryforwards totaling $445.8 million and tax credit carryforwards of $77.4 million, which excludes carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforwards	Tax Credit Carryforwards
	(In thousands)
2014 – 2018	$60,363	$27,678
Thereafter	180,756	43,502
No expiration date	204,681	6,220

Total	$445,800	$77,400

Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $56.8 million was required as of December 31, 2013 for those loss and tax credit carryforwards that are not expected to provide future tax benefits. In addition, management determined that a valuation allowance of $7.8 million was required as of December 31, 2013 for those deferred tax assets for which there is not sufficient evidence as to its ultimate utilization, primarily related to certain foreign affiliates. Changes in the valuation allowance for 2013 include increases in the valuation allowance for 2013 foreign losses without benefits, decreases in the valuation allowances for certain deferred tax assets, and decreases in the valuation allowance for expirations, projected utilization of tax loss and tax credit carryforwards and changes in tax rates. Management believes it is more-likely-than-not that Mattel will generate sufficient taxable income in the appropriate future periods to realize the benefit of the remaining net deferred income tax assets of $454.2 million. Changes in enacted tax laws, audits in various jurisdictions around the world, settlements, or acquisitions could negatively impact Mattel’s ability to fully realize all of the benefits of its remaining net deferred tax assets.

Differences between the provision for income taxes at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year
	2013	2012	2011
	(In thousands)
Provision at US federal statutory rate	$384,695	$330,766	$339,736
(Decrease) increase resulting from:
Foreign earnings taxed at different rates, including withholding taxes	(165,768)	(157,488)	(139,476)
Foreign losses without income tax benefit	3,215	1,047	2,883
State and local taxes, net of US federal benefit	4,854	6,856	4,833
Adjustments to previously accrued taxes	(32,200)	(16,000)	(6,800)
Other	388	3,400	989

Provision for income taxes	$195,184	$168,581	$202,165

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

Mattel records unrecognized tax benefits for US federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus, and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits, and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel’s measurement of its unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments.

A reconciliation of unrecognized tax benefits is as follows:

	For the Year
	2013	2012	2011
	(In thousands)
Unrecognized tax benefits at January 1	$285,560	$262,560	$252,570
Increases for positions taken in current year	12,997	14,800	13,480
Increases for positions taken in a prior year	14,289	21,030	2,280
Decreases for positions taken in a prior year	(186,555)	(700)	(980)
Decreases for settlements with taxing authorities	(5,135)	(800)	(1,390)
Decreases for lapses in the applicable statute of limitations	(9,786)	(11,330)	(3,400)

Unrecognized tax benefits at December 31	$111,370	$285,560	$262,560

Of the $111.4 million of unrecognized tax benefits as of December 31, 2013, $106.9 million would impact the effective tax rate if recognized.

During 2013, Mattel recognized $1.0 million of interest and penalties related to unrecognized tax benefits, which are reflected in provision for income taxes in the consolidated statements of operations. As of December 31, 2013, Mattel accrued $6.1 million in interest and penalties related to unrecognized tax benefits. Of this balance, $5.4 million would impact the effective tax rate if recognized.

In August 2013, Mattel reached a settlement with the Internal Revenue Service (“IRS”) Office of Appeals regarding all unresolved issues in the IRS’s examination of Mattel’s 2008 and 2009 federal income tax returns. As a result, Mattel’s total unrecognized tax benefits decreased by $190.0 million. A majority of the decrease related to a capital loss for which Mattel recognized no financial statement benefit.

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

Mattel files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2008 through 2013 tax years, New York for the 2007 through 2013 tax years, and Wisconsin for the 2008 through 2013 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including Hong Kong for the 2007 through 2013 tax years, Brazil, Mexico and Netherlands for the 2008 through 2013 tax years. Based on the current status of state and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by approximately $17 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

The income tax provision included net tax benefits of $32.2 million, $16.0 million, and $6.8 million in 2013, 2012, and 2011, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to indefinitely reinvest and upon which no deferred US income taxes have been provided is approximately $5.9 billion as of December 31, 2013. Management periodically reviews the undistributed earnings of its foreign subsidiaries and reassesses the intent to indefinitely reinvest such earnings. It is not practicable for Mattel to determine the deferred tax liability associated with these undistributed earnings due to the availability of foreign tax credits, the complexity of our international holding company structure, the rules governing the utilization of foreign tax credits, and the interplay between utilization of such foreign tax credits and Mattel’s other significant tax attributes.

US GAAP requires that windfall income tax benefits related to the exercise of nonqualified stock options and vesting of other stock compensation awards be credited to additional paid-in capital in the period in which such amounts reduce current taxes payable. The exercise of nonqualified stock options and vesting of other stock compensation awards resulted in an increase to additional paid-in capital for related windfall income tax benefits totaling $50.4 million, $35.8 million, and $24.2 million in 2013, 2012, and 2011, respectively.

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

A summary of retirement plan expense is as follows:

	For the Year
	2013	2012	2011
	(In thousands)
Defined contribution retirement plans	$43,694	$40,266	$36,873
Defined benefit pension plans	30,747	33,597	37,597
Deferred compensation and excess benefit plans	9,298	5,740	730
Postretirement benefit plans	2,245	1,607	1,601

	$85,984	$81,210	$76,801

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

A summary of the components of Mattel’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 is as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2013	2012	2011	2013	2012	2011
	(In thousands)
Net periodic benefit cost:
Service cost	$12,982	$13,285	$13,610	$82	$79	$73
Interest cost	25,580	29,530	28,433	1,585	1,411	1,576
Expected return on plan assets	(29,786)	(31,270)	(25,714)	—	—	—
Amortization of prior service (credit) cost	(1,057)	(502)	1,776	—	—	—
Recognized actuarial loss (gain)	21,193	19,020	19,492	578	117	(48)
Settlement loss	1,835	3,534	—	—	—	—

Net periodic benefit cost	$30,747	$33,597	$37,597	$2,245	$1,607	$1,601

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(95,744)	$27,144	$62,687	$3,470	$4,755	$(1,249)
Prior service cost (credit)	—	(11,789)	2	—	—	—
Amortization of prior service credit (cost)	1,057	501	(1,776)	—	—	—

Total recognized in other comprehensive income (a)	$(94,687)	$15,856	$60,913	$3,470	$4,755	$(1,249)

Total recognized in net periodic benefit cost and other comprehensive income	$(63,940)	$49,453	$98,510	$5,715	$6,362	$352

(a)	Amounts exclude related tax expense (benefit) of $32.5 million, $(2.3) million, and $(21.6) million, during 2013, 2012, and 2011, respectively, which are also included in other comprehensive income.

Net periodic benefit cost for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year
	2013	2012	2011
Defined benefit pension plans:
Discount rate	4.0%	4.5%	5.2%
Weighted average rate of future compensation increases	3.8%	3.8%	3.8%
Long-term rate of return on plan assets	8.0%	8.0%	8.0%

Postretirement benefit plans:
Discount rate	4.0%	4.5%	5.2%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%

Health care cost trend rate:
Pre-65	8.5%	7.5%	8.0%
Post-65	7.5%	7.5%	8.0%
Ultimate cost trend rate:
Pre-65	6.1%	5.0%	5.0%
Post-65	5.4%	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2030	2017	2017
Post-65	2030	2017	2017

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

The estimated net actuarial loss and prior service credit for the domestic defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 is $10.6 million. The estimated net actuarial loss for the domestic postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 is $0.2 million.

Mattel used a measurement date of December 31, 2013 for its defined benefit pension and postretirement benefit plans. A summary of the changes in benefit obligation and plan assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2013	2012	2013	2012
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$669,351	$610,016	$35,433	$32,334
Service cost	12,982	13,285	82	79
Interest cost	25,580	29,530	1,585	1,411
Plan amendments	—	(11,791)	—	—
Impact of currency exchange rate changes	(2,206)	1,713	—	—
Actuarial (gain) loss	(57,418)	74,433	4,048	4,872
Benefits paid	(31,351)	(47,835)	(3,234)	(3,263)

Benefit obligation, end of year	$616,938	$669,351	$37,914	$35,433

Change in Plan Assets:
Plan assets at fair value, beginning of year	$406,163	$338,081	$—	$—
Actual return on plan assets (a)	47,529	57,028	—	—
Employer contributions	32,078	55,752	3,234	3,263
Impact of currency exchange rate changes	2,026	3,137	—	—
Benefits paid	(31,351)	(47,835)	(3,234)	(3,263)

Plan assets at fair value, end of year	$456,445	$406,163	$—	$—

Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(160,493)	$(263,188)	$(37,914)	$(35,433)

Current accrued benefit liability	(2,661)	(11,407)	(2,700)	(2,600)
Noncurrent accrued benefit liability	(157,832)	(251,781)	(35,214)	(32,833)

Total accrued benefit liability	$(160,493)	$(263,188)	$(37,914)	$(35,433)

Amounts Recognized in Accumulated Other Comprehensive Loss (b):
Net actuarial loss	$205,091	$300,835	$7,119	$3,649
Prior service (credit)	(10,093)	(11,150)	—	—

	$194,998	$289,685	$7,119	$3,649

(a)	The 2012 actual return on plan assets from defined benefit pension plan includes an increase of approximately $12 million related to assets transferred to the Fisher-Price Pension Plan resulting from its conversion to a cash balance plan.

(b)	Amounts exclude related tax benefits of $70.2 million and $102.7 million for December 31, 2013 and 2012, respectively, which are also included in accumulated other comprehensive loss.

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of December 31, 2013 and 2012 totaled $579.0 million and $597.6 million, respectively.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31,
	2013	2012
Defined benefit pension plans:
Discount rate	4.7%	4.0%
Weighted average rate of future compensation increases	3.8%	3.8%

Postretirement benefit plans:
Discount rate	4.7%	4.0%
Annual increase in Medicare Part B premium	6.0%	6.0%

Health care cost trend rate:
Pre-65	8.5%	8.5%
Post-65	7.5%	7.5%

Ultimate cost trend rate:
Pre-65	6.1%	6.1%
Post-65	5.4%	5.4%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2030	2030
Post-65	2030	2030

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2013 by $3.0 million and $(2.5) million, respectively, while a one percentage point increase/(decrease) would impact the service and interest cost recognized for 2013 by $0.1 million and $(0.1) million, respectively.

The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
	(In thousands)
2014	$32,289	$2,700
2015	36,071	2,600
2016	42,815	2,500
2017	34,583	2,500
2018	35,934	2,500
2019 – 2023	203,523	11,100

Mattel expects to make cash contributions totaling approximately $29 million to its defined benefit pension and postretirement benefit plans in 2014, which includes approximately $8 million for benefit payments for its unfunded plans.

Mattel periodically commissions a study of the plans’ assets and liabilities to determine an asset allocation that would best match expected cash flows from the plans’ assets to expected benefit payments. Mattel monitors the returns earned by the plans’ assets and reallocates investments as needed. Mattel’s overall investment strategy is to achieve an adequately diversified asset allocation mix of investments that provides for both near-term benefit payments as well as long-term growth. The assets are invested in a combination of indexed and actively managed funds. The target allocations for Mattel’s domestic plan assets, which comprise 81% of Mattel’s total plan assets, are 35% in US equities, 35% in non-US equities, 20% in US long-term bonds, and 10% in US Treasury inflation-protected securities. The US equities are benchmarked against the S&P 500, and the non-US equities are benchmarked against a combination of developed and emerging markets indices. Fixed income securities are long-duration bonds intended to closely match the duration of the liabilities and include US government treasuries and agencies, corporate bonds from various industries, and mortgage-backed and asset-backed securities.

Mattel’s defined benefit pension plan assets are measured and reported in the financial statements at fair value using inputs, which are more fully described in “Note 10 to the Consolidated Financial Statements—Fair Value Measurements,” as follows:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collective trust funds:
US equity securities	$—	$174,735	$—	$174,735
International equity securities	—	164,998	—	164,998
International fixed income	—	41,523	—	41,523
US government and US government agency securities	—	31,434	—	31,434
US corporate debt instruments	—	21,171	—	21,171
International corporate debt instruments	—	4,996	—	4,996
Mutual funds	1,520	7,221	—	8,741
Other	—	8,847	—	8,847

Total	$1,520	$454,925	$—	$456,445

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collective trust funds:
US equity securities	$—	$148,435	$—	$148,435
International equity securities	—	147,756	—	147,756
International fixed income	—	36,580	—	36,580
US government and US government agency securities	—	35,944	—	35,944
US corporate debt instruments	—	20,514	—	20,514
International corporate debt instruments	—	5,455	—	5,455
Mutual funds	1,422	3,661	—	5,083
Other	—	6,396	—	6,396

Total	$1,422	$404,741	$—	$406,163

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

Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 8.0% as of December 31, 2013 is reasonable based on historical returns.

During 1999, Mattel amended the Fisher-Price Pension Plan to convert it from a career-average plan to a cash balance plan and applied for a determination letter from the IRS. In 2003 and 2011, Mattel further amended the Fisher-Price Pension Plan to reflect changes in regulations and court cases associated with cash balance plans and submitted applications for a determination letter to the IRS. Mattel received a favorable determination letter in February 2012 and converted the Fisher-Price Pension Plan to a cash balance plan in July 2012. The Fisher-Price Pension Plan was renamed the Mattel Cash Balance Plan in connection with the conversion. The plan conversion resulted in a reduction in the benefit obligation of approximately $12 million, which was recognized in 2012.

Defined Contribution Retirement Plans

Domestic employees are eligible to participate in a 401(k) savings plan, the Mattel, Inc. Personal Investment Plan (the “Plan”), sponsored by Mattel, which is a funded defined contribution plan intended to comply with ERISA’s requirements. Contributions to the Plan include voluntary contributions by eligible employees and employer automatic and matching contributions by Mattel. The Plan allows employees to allocate both their voluntary contributions and their employer automatic and matching contributions to a variety of investment funds, including a fund that is invested in Mattel common stock (the “Mattel Stock Fund”). Employees are not required to allocate any of their Plan account balance to the Mattel Stock Fund, allowing employees to limit or eliminate their exposure to market changes in Mattel’s stock price. Furthermore, the Plan limits the percentage of the employee’s total account balance that may be allocated to the Mattel Stock Fund to 25%. Employees may generally reallocate their account balances on a daily basis. However, pursuant to Mattel’s insider trading policy, employees classified as insiders and restricted personnel under Mattel’s insider trading policy are limited to certain periods in which they may make allocations into or out of the Mattel Stock Fund.

Certain non-US employees participate in other defined contribution retirement plans with varying vesting and contribution provisions.

Deferred Compensation and Excess Benefit Plans

Mattel maintains a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earns various rates of return. The liability for these plans as of December 31, 2013 and 2012 was $68.0 million and $55.9 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant-selected investment options are recorded as retirement plan expense within other selling and administrative expenses in the consolidated statements of operations. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $66.0 million and $54.3 million as of December 31, 2013 and 2012, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.

Incentive Compensation Plans

Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and are subject to certain approvals of the Compensation Committee of the Board of Directors. For 2013, 2012, and 2011, $65.0 million, $108.1 million, and $75.3 million, respectively, was charged to expense for awards under these plans.

Mattel had one long-term incentive program (“LTIP”) performance cycle in place for the time period between 2011 and 2013, which was established by the Compensation Committee of the Board of Directors in March 2011.

For the January 1, 2011—December 31, 2013 LTIP, Mattel granted performance-based restricted stock units (“Performance RSUs”) under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan to officers and certain employees providing services to Mattel. Performance RSUs granted under this program are earned based on an initial target number with the final number of Performance RSUs payable being determined based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on measurements of Mattel’s performance with respect to: (i) annual operating result targets for each year in the performance cycle using a net operating profit after taxes less capital charge measure and a net sales performance measure (“the performance-related components”), and (ii) Mattel’s total stock return (“TSR”) for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle (“the market-related component”), adjusted for dividends declared during the three-year performance cycle. The Performance RSUs also have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid in shares of Mattel common stock. For the performance-related components, the range of possible outcomes is that between zero and 0.5 million shares that can be earned for each of the three years during the three-year performance cycle. For the market-related component, the possible outcomes range from an upward adjustment of 0.5 million shares to a downward adjustment of 0.5 million shares to the results of the performance-related components over the three-year performance cycle. For the January 1, 2011—December 31, 2013 LTIP performance cycle, 1.0 million shares were earned relating to the performance-related components, 0.5 million shares were earned relating to the market-related component, and 0.1 million shares were earned related to dividend equivalent rights, resulting in a total of 1.6 million shares that vested in February 2014.

For the January 1, 2011—December 31, 2013 LTIP performance cycle, the weighted average grant date fair value of the performance-related and market-related components of the Performance RSUs were $42.30 and $4.59 per share, respectively, for 2013, $32.87 and $4.55 per share, respectively, for 2012, and $24.67 and $4.22 per share, respectively, for 2011. During 2013, $10.0 million was charged to expense relating to the performance-related components as the actual results were below the targeted performance level for 2013. During 2012, $12.4 million was charged to expense relating to the performance-related components as the 2012 actual results exceeded the 2012 performance threshold. During 2011, $7.1 million was charged to expense relating to the performance-related components as the 2011 actual results exceeded the 2011 performance threshold. Additionally, during 2013, 2012, and 2011, Mattel recognized share-based compensation expense of $1.4 million, $1.8 million, and $1.2 million, respectively, for the market-related component.

The fair values of the performance-related components were based on the closing stock prices of Mattel’s common stock on each of the grant dates. The fair values of the market-related component were estimated at the grant dates using a Monte Carlo valuation methodology. Share-based compensation is recognized as expense over the performance cycle using a straight-line attribution approach, reduced for estimated forfeitures.

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

The amended credit facility has a borrowing capacity of up to $1.60 billion over a term of five years. Prior to the amendment, the facility permitted Mattel to borrow up to $1.40 billion and had two years remaining to maturity. The proportion of unamortized debt issuance costs from the prior facility renewal related to creditors involved in both the prior facility and amended facility and borrowing costs incurred as a result of the amendment were deferred and will be amortized over the term of the amended facility.

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2013. As of December 31, 2013, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.16 to 1 (compared to a maximum allowed of 3.00 to 1), and Mattel’s interest coverage ratio was 17.69 to 1 (compared to a minimum required of 3.50 to 1).

The credit agreement is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

Mattel believes its cash on hand, amounts available under its credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2014.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2013, foreign credit lines totaled approximately $349 million. Mattel expects to extend the majority of these credit lines throughout 2014.

Additionally, sales of foreign receivables occur periodically to finance seasonal working capital requirements. The outstanding amounts of accounts receivable that have been sold under international factoring arrangements were $25.6 million and $25.3 million at December 31, 2013 and 2012, respectively. These amounts have been excluded from Mattel’s consolidated balance sheets.

Short-Term Borrowings

As of December 31, 2013 and 2012, Mattel had foreign short-term bank loans outstanding of $4.3 million and $9.8 million, respectively. As of December 31, 2013 and 2012, Mattel had no borrowings outstanding under the credit facility.

During 2013 and 2012, Mattel had average borrowings of $38.0 million and $44.3 million, respectively, under its foreign short-term bank loans, and $262.3 million and $661.9 million, respectively, under the credit facility and other short-term borrowings, to help finance its seasonal working capital requirements. The weighted average interest rate on foreign short-term bank loans during 2013 and 2012 was 9.4% and 7.8%, respectively. The weighted average interest rate on the credit facility and other short-term borrowings during 2013 and 2012 was 0.2% and 0.4%, respectively.

Long-Term Debt

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

Mattel’s long-term debt consists of the following:

	December 31,
	2013	2012
	(In thousands)
Medium-term notes	$—	$50,000
2008 Senior Notes	—	350,000
2010 Senior Notes due October 2020 and October 2040	500,000	500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	—

	1,600,000	1,500,000
Less: current portion	—	(400,000)

Total long-term debt	$1,600,000	$1,100,000

Mattel’s 2010 Senior Notes bear interest at fixed rates ranging from 4.35% to 6.20%, with a weighted average interest rate of 5.275% as of December 31, 2013 and 2012. Mattel’s 2011 Senior Notes bear interest at fixed rates ranging from 2.50% to 5.45%, with a weighted average interest rate of 3.975% as of December 31, 2013 and 2012. Mattel’s 2013 Senior Notes bear interest at fixed rates ranging from 1.70% to 3.15%, with a weighted average interest rate of 2.425% as of December 31, 2013.

During 2013, Mattel repaid the remaining $350.0 million of its 2008 Senior Notes in connection with their scheduled maturity. During 2013 and 2012, Mattel repaid $50.0 million of its Medium-term notes in connection with their scheduled maturities.

The aggregate amount of long-term debt maturing in the next five years and thereafter is as follows:

	2010 Senior Notes	2011 Senior Notes	2013 Senior Notes	Total
	(In thousands)
2014	$—	$—	$—	$—
2015	—	—	—	—
2016	—	300,000	—	300,000
2017	—	—	—	—
2018	—	—	250,000	250,000
Thereafter	500,000	300,000	250,000	1,050,000

	$500,000	$600,000	$500,000	$1,600,000

Note 6—Stockholders’ Equity

Preference Stock

Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.

Preferred Stock

Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

Common Stock Repurchase Program

During 2013, Mattel repurchased 11.0 million shares of its common stock at a cost of $469.2 million. During 2012, Mattel repurchased 2.3 million shares of its common stock at a cost of $77.9 million. During 2011, Mattel repurchased 20.4 million shares of its common stock at a cost of $536.3 million. During both 2013 and 2011, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2013, share repurchase authorizations of $380.2 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Dividends

During 2013, 2012, and 2011, Mattel paid total dividends per share of $1.44, $1.24, and $0.92, respectively, to holders of its common stock. The Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

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

	For the Year Ended December 31, 2013
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2012	$(2,583)	$(190,656)	$(271,247)	$(464,486)
Other comprehensive (loss) income before reclassifications	(13,103)	44,288	(29,694)	1,491
Amounts reclassified from accumulated other comprehensive income (loss)	4,897	14,422	—	19,319

Net (decrease) increase in other comprehensive income	(8,206)	58,710	(29,694)	20,810

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2013	$(10,789)	$(131,946)	$(300,941)	$(443,676)

	For the Year Ended December 31, 2012
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2011	$24,616	$(172,398)	$(298,863)	$(446,645)
Other comprehensive income (loss) before reclassifications	2,734	(32,390)	27,616	(2,040)
Amounts reclassified from accumulated other comprehensive (loss) income	(29,933)	14,132	—	(15,801)

Net (decrease) increase in other comprehensive income	(27,199)	(18,258)	27,616	(17,841)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2012	$(2,583)	$(190,656)	$(271,247)	$(464,486)

	For the Year Ended December 31, 2011
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2010	$(3,127)	$(134,314)	$(221,758)	$(359,199)
Other comprehensive income (loss) before reclassifications	17,900	(51,303)	(77,105)	(110,508)
Amounts reclassified from accumulated other comprehensive income (loss)	9,843	13,219	—	23,062

Net increase (decrease) in other comprehensive income	27,743	(38,084)	(77,105)	(87,446)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2011	$24,616	$(172,398)	$(298,863)	$(446,645)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income to the consolidated statement of operations:

	For the Year			Statements of Operations Classification
	2013	2012	2011
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange contracts	$(5,735)	$29,978	$(8,502)	Cost of sales
	838	(45)	(1,341)	Provision for income taxes

	$(4,897)	$29,933	$(9,843)	Net income

Defined Benefit Pension Plans
Amortization of prior service credit (cost)	$1,057	$502	$(1,776)	(a)
Recognized actuarial loss	(21,771)	(19,137)	(19,444)	(a)
Settlement loss	(1,835)	(3,534)	—	(a)

	(22,549)	(22,169)	(21,220)
	8,127	8,037	8,001	Provision for income taxes

	$(14,422)	$(14,132)	$(13,219)	Net income

(a)	The amortization of prior service credit (cost), recognized actuarial loss, and settlement loss are included in the computation of net periodic benefit cost. Refer to “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans” for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments

For 2013, currency translation adjustments resulted in a net loss of $29.7 million, primarily due to the weakening of the Brazilian real, Australian dollar, and Indonesian rupiah against the US dollar, partially offset by the strengthening of the Euro against the US dollar. For 2012, currency translation adjustments resulted in a net gain of $27.6 million, with gains from the strengthening of the Euro, Mexican peso, and British pound sterling against the US dollar, partially offset by the weakening of the Brazilian real against the US dollar. For 2011, currency translation adjustments resulted in a net loss of $77.1 million, with losses from the weakening of the Euro, Mexican peso, Brazilian real, and British pound sterling against the US dollar.

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

The number of shares of common stock available for grant under the 2010 Plan is subject to an aggregate limit of the sum of (i) 48 million shares, (ii) the number of shares that remained available for issuance under the 2005 Plan on May 12, 2010, and (iii) any shares subject to awards outstanding under the 2005 Plan that on or after May 12, 2010 are forfeited or otherwise terminate or expire without the issuance of shares to the holder of the award. The 2010 Plan is further subject to detailed share-counting rules. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. Each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using three available shares for each share actually subject to such full-value grant. At December 31, 2013, there were approximately 27 million shares of common stock available for grant remaining under the 2010 Plan.

As of December 31, 2013, total unrecognized compensation cost related to unvested share-based payments totaled $75.9 million and is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options

Mattel recognized compensation expense of $12.1 million, $13.8 million, and $14.5 million for stock options during 2013, 2012, and 2011, respectively, which is included within other selling and administrative expenses in the consolidated statements of operations. Income tax benefits related to stock option compensation expense recognized in the consolidated statements of operations during 2013, 2012, and 2011 totaled $3.8 million, $4.5 million, and $4.8 million, respectively.

The fair value of options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. The weighted average grant date fair value of options granted during 2013, 2012, and 2011 was $8.80, $7.32, and $5.76, respectively. The following weighted average assumptions were used in determining the fair value of options granted:

	2013	2012	2011
Expected life (in years)	4.9	5.0	5.1
Risk-free interest rate	1.5%	0.7%	1.4%
Volatility factor	31.8%	35.0%	34.0%
Dividend yield	3.4%	3.6%	3.5%

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock options:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except weighted average exercise price)
Outstanding at January 1	14,630	$22.34	19,299	$20.30	23,265	$19.48
Granted	1,488	42.70	1,827	34.29	2,211	26.38
Exercised	(6,828)	19.74	(6,312)	19.50	(5,977)	19.34
Forfeited	(60)	33.18	(134)	27.13	(163)	20.50
Canceled	(12)	20.02	(50)	20.02	(37)	17.46

Outstanding at December 31	9,218	$27.48	14,630	$22.34	19,299	$20.30

Exercisable at December 31	6,135	$22.70	10,971	$20.03	14,359	$19.39

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during 2013, 2012, and 2011 was $156.6 million, $85.8 million, and $43.5 million, respectively. At December 31, 2013, options outstanding had an intrinsic value of $185.3 million, with a weighted average remaining life of 6.8 years. At December 31, 2013, options exercisable had an intrinsic value of $152.6 million, with a weighted average remaining life of 5.8 years. At December 31, 2013, stock options vested or expected to vest totaled 9.1 million shares, with a total intrinsic value of $184.2 million, weighted average exercise price of $27.31, and weighted average remaining life of 6.8 years. During 2013 approximately 2 million stock options vested. The total grant date fair value of stock options vested during 2013, 2012, and 2011 was approximately $13 million, $15 million, and $14 million, respectively.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during 2013, 2012, and 2011 was $134.5 million, $122.3 million, and $115.6 million, respectively.

Restricted Stock Units

RSUs are valued at the market value on the date of grant and the expense is evenly attributed to the periods in which the restrictions lapse, which is three years from the date of grant.

Compensation expense recognized related to grants of RSUs was $38.2 million, $35.3 million, and $30.7 million in 2013, 2012, and 2011, respectively, and is included within other selling and administrative expenses in the consolidated statements of operations. Income tax benefits related to RSU compensation expense recognized in the consolidated statements of operations during 2013, 2012, and 2011 totaled $10.6 million, $9.6 million, and $9.0 million, respectively.

The following is a summary of RSU information and weighted average grant date fair values for Mattel’s RSUs:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average grant date fair value)
Unvested at January 1	3,505	$28.24	3,732	$22.53	4,274	$19.49
Granted	1,116	42.82	1,417	34.43	1,663	26.38
Vested	(1,337)	24.53	(1,479)	19.96	(1,740)	19.01
Forfeited	(248)	31.82	(165)	26.47	(465)	21.53

Unvested at December 31	3,036	$34.94	3,505	$28.24	3,732	$22.53

At December 31, 2013, RSUs expected to vest totaled 2.9 million shares, with a weighted average grant date fair value of $34.77. The total grant date fair value of RSUs vested during 2013, 2012, and 2011 was $32.8 million, $29.5 million, and $33.1 million, respectively.

In addition to the expense and share amounts described above, Mattel recognized compensation expense of $11.4 million, $14.2 million, and $8.3 million during 2013, 2012, and 2011, respectively, for Performance RSUs granted in connection with its January 1, 2011–December 31, 2013 LTIP, as more fully described in “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans.” Income tax benefits related to Performance RSU compensation expense recognized in the consolidated statements of operations during 2013, 2012, and 2011 totaled $4.2 million, $5.2 million, and $3.1 million, respectively.

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

	For the Year
	2013	2012	2011
	(In thousands, except per share amounts)
Basic:
Net income	$903,944	$776,464	$768,508
Less: Net income allocable to participating RSUs	(8,335)	(7,730)	(8,821)

Net income available for basic common shares	$895,609	$768,734	$759,687

Weighted average common shares outstanding	343,394	341,665	344,669

Basic net income per common share	$2.61	$2.25	$2.20

Diluted:
Net income	$903,944	$776,464	$768,508
Less: Net income allocable to participating RSUs	(8,291)	(7,682)	(8,765)

Net income available for diluted common shares	$895,653	$768,782	$759,743

Weighted average common shares outstanding	343,394	341,665	344,669
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	4,065	4,493	3,755

Weighted average number of common and potential common shares	347,459	346,158	348,424

Diluted net income per common share	$2.58	$2.22	$2.18

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 0.6 million shares, 0.7 million shares, and 1.0 million shares were excluded from the calculation of diluted net income per common share for 2013, 2012, and 2011, respectively, because they were antidilutive.

Note 9—Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of December 31, 2013 and 2012, Mattel held foreign currency forward exchange contracts with notional amounts of $1.55 billion and $1.36 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		December 31, 2013	December 31, 2012
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$415	$3,064
Foreign currency forward exchange contracts	Other noncurrent assets	—	4

Total derivatives designated as hedging instruments		$415	$3,068

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$1,895	$—

Total		$2,310	$3,068

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		December 31, 2013	December 31, 2012
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$12,432	$8,093
Foreign currency forward exchange contracts	Other noncurrent liabilities	470	177

Total derivatives designated as hedging instruments		$12,902	$8,270

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$1,711	$487

Total		$14,613	$8,757

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$(13,103)	$(4,897)	$2,734	$29,933	Cost of sales

The net loss of $4.9 million and net gain of $29.9 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations during 2013 and 2012, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
	(In thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$17,975	$6,317	Non-operating income/expense
Foreign currency forward exchange contracts	(4,455)	(910)	Cost of sales

Total	$13,520	$5,407

The net gains of $13.5 million and $5.4 million recognized in the consolidated statements of operations during 2013 and 2012, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

Note 10—Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2013 and 2012 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities include the following:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$2,310	$—	$2,310
Auction rate security (b)	—	—	28,895	28,895

Total assets	$—	$2,310	$28,895	$31,205

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$14,613	$—	$14,613

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$3,068	$—	$3,068
Auction rate security (b)	—	—	19,256	19,256

Total assets	$—	$3,068	$19,256	$22,324

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$8,757	$—	$8,757

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

(b)	The fair value of the auction rate security is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, (iii) illiquidity considerations, and (iv) market correlation.

The following table presents information about Mattel’s auction rate security measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2010	$21,000
Unrealized loss	(5,370)

Balance at December 31, 2011	15,630
Unrealized gain	3,626

Balance at December 31, 2012	19,256
Unrealized gain	9,639

Balance at December 31, 2013	$28,895

The unrealized gains/losses recognized relating to the auction rate security are reflected within other non-operating income in the consolidated statements of operations.

Non-Recurring Fair Value Measurements

Mattel tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the carrying value may exceed its fair value. During the second quarter of 2013, Mattel changed its brand strategy for Polly Pocket, which includes a more focused allocation of resources to support the Polly Pocket brand in specific markets, resulting in a reduction of the forecasted future cash flows of the brand. As a result, Mattel recognized an impairment charge of approximately $14 million, which reduced the value of the intangible asset to approximately $99 million, as more fully described in “Note 2 to the Consolidated Financial Statements—Goodwill and Other Intangibles.”

During 2013, 2012, and 2011, Mattel did not have any other assets or liabilities measured and reported at fair value on a non-recurring basis in periods subsequent to initial recognition.

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying value of these instruments approximates fair value because of their short-term nature.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $1.62 billion (compared to a carrying value of $1.60 billion) as of December 31, 2013 and $1.63 billion (compared to a carrying value of $1.50 billion) as of December 31, 2012. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

Note 11—Commitments and Contingencies

Leases

Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities, and insurance. Rental expense is recorded on a straight-line basis, including escalating minimum payments. The American Girl Place leases in Chicago, Illinois, Los Angeles, California, and New York, New York, and American Girl store leases in Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, and Palo Alto, California also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2013, 2012, and 2011, contingent rental expense was not material. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2013:

	Capitalized Leases		Operating Leases
	(In thousands)
2014	$294		$103,927
2015	294		89,387
2016	294		82,389
2017	294		60,941
2018	294		44,294
Thereafter	321		163,544

	$1,791	(a)	$544,482

(a)	Includes $0.4 million of imputed interest.

Rental expense under operating leases amounted to $111.0 million, $116.5 million, and $113.3 million for 2013, 2012, and 2011, respectively, net of sublease income of $0.9 million, $0.9 million, and $0.9 million in 2013, 2012, and 2011, respectively.

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

Licensing and similar agreements in effect at December 31, 2013 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2014	$67,391
2015	78,621
2016	42,310
2017	18,928
2018	1,002
Thereafter	550

$208,802

Royalty expense for 2013, 2012, and 2011 was $246.9 million, $240.2 million, and $262.4 million, respectively.

The following table shows the future minimum obligations for purchases of inventory, other assets, and services at December 31, 2013:

Other Purchase Obligations
(In thousands)
2014	$361,915
2015	15,838
2016	4,483
2017	1,038
2018	—

$383,274

Insurance

Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, general, automobile, product liability, and foreign property risks. Far West insures the first $1.0 million per occurrence for workers’ compensation risks, the first $0.5 million for general and automobile liability risks, the first $2.0 million per occurrence and $2.0 million per year for product liability risks, and $0.5 million per occurrence for foreign property risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2013 and 2012 totaled $15.8 million and $17.0 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.

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

Later, on August 16, 2010, MGA asserted several new claims against Mattel in response to Mattel’s Fourth Amended Answer and Counterclaims, including claims for alleged trade secret misappropriation, an alleged violation of RICO, and wrongful injunction. MGA alleged, in summary, that, for more than a decade dating back to 1992, Mattel employees engaged in a pattern of stealing alleged trade secret information from competitors’ “toy fair” showrooms, and then sought to conceal that alleged misconduct. Mattel moved to strike and/or dismiss these claims, as well as certain MGA allegations regarding Mattel’s motives for filing suit. The Court granted that motion as to the wrongful injunction claim, which it dismissed with prejudice, and as to the allegations about Mattel’s motives, which it struck. The Court denied the motion as to MGA’s trade secret misappropriation claim and its claim for violations of RICO.

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

On August 11, 2011, Mattel appealed the judgment, challenging on appeal the entirety of the District Court’s monetary award in favor of MGA, including both the award of $170 million in damages for alleged trade secret misappropriation and approximately $140 million in attorney’s fees and costs. On January 24, 2013, the Ninth Circuit Court of Appeals issued a ruling on Mattel’s appeal. In that ruling, the Court found that MGA’s claim for trade secrets misappropriation was not compulsory to any Mattel claim and could not be filed as a counterclaim-in-reply. Accordingly, the Court of Appeals vacated the portion of the judgment awarding damages and attorney’s fees and costs to MGA for prevailing on its trade secrets misappropriation claim, totaling approximately $172.5 million. It ruled that, on remand, the District Court must dismiss MGA’s trade secret claim without prejudice. In its ruling, the Court of Appeals also affirmed the District Court’s award of attorney’s fees and costs under the Copyright Act. Accordingly, Mattel recorded a litigation accrual of approximately $138 million during the fourth quarter of 2012 to cover these fees and costs.

Because multiple claimants asserted rights to the attorney’s fees portion of the judgment, on February 13, 2013, Mattel filed a motion in the district court for orders permitting Mattel to interplead the proceeds of the judgment and releasing Mattel from liability to any claimant based on Mattel’s payment of the judgment.

On February 27, 2013, MGA filed a motion for leave to amend its prior complaint in the existing federal court lawsuit so that it could reassert its trade-secrets claim. Mattel opposed that motion. On December 17, 2013, the district court denied MGA’s motion for leave to amend and entered an order dismissing MGA’s trade-secrets claim without prejudice. Also on December 17, 2013, following a settlement between MGA and certain insurance carriers, the district court denied Mattel’s motion for leave to interplead the proceeds of the judgment.

On December 21, 2013, a stipulation regarding settlement with insurers and payment of judgment was filed in the district court, which provided that (i) Mattel would pay approximately $138 million, including accrued interest, in full satisfaction of the copyright fees judgment, (ii) all parties would consent to entry of an order exonerating and discharging the appeal bond posted by Mattel, and (iii) MGA’s insurers would dismiss all pending actions related to the proceeds of the copyright fees judgment, including an appeal by Evanston Insurance Company in an action against Mattel that was pending in the Ninth Circuit. On December 23, 2013,

Mattel paid the copyright fees judgment in the total sum, including interest, of approximately $138 million. On December 26, 2013, the court entered an order exonerating and discharging the appeal bond posted by Mattel, and on December 27, 2013, MGA filed an acknowledgment of satisfaction of judgment. On December 30, 2013, Evanston Insurance Company’s appeal in its action against Mattel was dismissed.

On January 13, 2014, MGA filed a new, but virtually identical, trade-secrets claim against Mattel in Los Angeles County Superior Court. Mattel was served with the complaint on January 23, 2014. In its complaint, MGA purports to seek damages in excess of $1 billion. Mattel believes that MGA’s claim should be barred as a matter of law, and intends to vigorously defend against it. Accordingly, Mattel does not believe a loss is probable and, therefore, a liability has not been accrued as of December 31, 2013.

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

In September 2010, Yellowstone filed a further appeal. Under Brazilian law, the appeal was de novo and Yellowstone restated all of the arguments it made at the trial court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The appeals court held hearings on the appeal in March and April 2013. On July 26, 2013, the appeals court awarded Yellowstone approximately $20 million in damages, as adjusted for inflation and interest. The court also awarded Mattel approximately $8 million on its counterclaim, as adjusted for inflation. On August 2, 2013, Mattel filed a motion for clarification since the written decision contained clear errors in terms of amounts awarded and interest and inflation adjustments. Mattel’s motion also asked the court to decide whether Yellowstone’s award could be offset by the counterclaim award, despite Yellowstone’s status as a bankrupt entity. A decision on the clarification motion is expected in the first quarter of 2014. Mattel intends to appeal the decision to the Superior Court based on both procedural and substantive grounds.

Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $20 million. The high end of this range, approximately $20 million, is based on the calculation of the current amount of the damages and loss of profits, including interest and inflation adjustments, reported in the first court-appointed examination report submitted in the lawsuit, plus attorney’s fees. Mattel do Brasil may be entitled to offset its counterclaim award of approximately $8 million, including inflation adjustment, against such loss. The existence of pending motions for clarification filed by both parties and the resulting clarification decision expected to be issued in the first quarter of 2014, as well as the procedural aspects of an appeal to the Superior Court, adds some uncertainty to the final outcome of the matter. Mattel believes however that it has good legal grounds for appeal of the decision and does not believe that a loss is probable for this matter. Accordingly, a liability has not been accrued as of December 31, 2013. Mattel may be required to place the full amount of the damage award in escrow pending an appeal decision by the Superior Court.

Note 12—Segment Information

Description of Segments

Mattel sells a broad variety of toy products which are grouped into three major brand categories:

Mattel Girls & Boys Brands—including Barbie fashion dolls and accessories (“Barbie”), Monster High, Disney Classics, Ever After High, Little Mommy, and Polly Pocket (collectively “Other Girls”), Hot Wheels, Matchbox, and Tyco R/C vehicles and play sets (collectively “Wheels”), and CARS, Disney Planes, Radica, Toy Story, Max Steel, WWE Wrestling, Batman, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price, Little People, BabyGear, Laugh & Learn, and Imaginext (collectively “Core Fisher-Price”), Thomas & Friends, Dora the Explorer, Mickey Mouse Clubhouse, and Disney Jake and the Never Land Pirates (collectively “Fisher-Price Friends”), and Power Wheels.

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

The 2011 operating segment results have been reclassified to conform to the current presentation.

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

	For the Year
	2013	2012	2011
	(In thousands)
Revenues by Segment
North America	$3,181,205	$3,330,217	$3,296,995
International	3,277,840	3,126,088	3,001,705
American Girl	658,768	596,298	542,387

Gross sales	7,117,813	7,052,603	6,841,087
Sales adjustments	(632,921)	(631,722)	(575,050)

Net sales	$6,484,892	$6,420,881	$6,266,037

Segment Income
North America	$723,834	$810,271	$770,276
International	622,910	571,413	513,414
American Girl	138,029	121,642	111,104

	1,484,773	1,503,326	1,394,794
Corporate and other expense (a)	(316,670)	(482,311)	(353,693)

Operating income	1,168,103	1,021,015	1,041,101
Interest expense	78,505	88,835	75,332
Interest (income)	(5,555)	(6,841)	(8,093)
Other non-operating (income) expense, net	(3,975)	(6,024)	3,189

Income before income taxes	$1,099,128	$945,045	$970,673

(a)	Corporate and other expense includes (i) incentive compensation expense of $65.0 million, $108.1 million, and $75.3 million for 2013, 2012, and 2011, respectively, (ii) $17.6 million, $13.4 million, and $14.9 million of charges related to severance and other termination-related costs for 2013, 2012, and 2011, respectively, (iii) share-based compensation expense of $61.7 million, $63.3 million, and $53.5 million for 2013, 2012, and 2011, respectively, (iv) the Litigation Charge of $137.8 million for 2012, (v) $7.5 million Gunther-Wahl Productions legal settlement for 2011, and (vi) legal fees associated with MGA litigation matters.

	For the Year
	2013	2012	2011
	(In thousands)
Depreciation/Amortization by Segment
North America	$84,935	$76,593	$66,477
International	71,380	65,340	63,026
American Girl	17,364	15,622	15,210

	173,679	157,555	144,713
Corporate and other	22,714	16,727	16,585

Depreciation and amortization	$196,393	$174,282	$161,298

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31,
	2013	2012
	(In thousands)
Assets by Segment
North America	$723,886	$694,479
International	920,770	807,911
American Girl	100,438	90,335

	1,745,094	1,592,725
Corporate and other	83,854	99,165

Accounts receivable and inventories, net	$1,828,948	$1,691,890

Mattel sells a broad variety of toy products, which are grouped into three major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, and American Girl Brands. The table below presents worldwide revenues by brand category:

	For the Year
	2013	2012	2011
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$4,315,855	$4,186,550	$4,120,564
Fisher-Price Brands	2,120,719	2,252,339	2,159,178
American Girl Brands	632,515	567,521	510,936
Other	48,724	46,193	50,409

Gross sales	7,117,813	7,052,603	6,841,087
Sales adjustments	(632,921)	(631,722)	(575,050)

Net sales	$6,484,892	$6,420,881	$6,266,037

Geographic Information

The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant, and equipment, net, and identifiable intangibles, net.

	For the Year
	2013	2012	2011
	(In thousands)
Revenues
North American Region (a)	$3,839,973	$3,926,515	$3,839,382
International Region:
Europe	1,806,707	1,685,274	1,626,120
Latin America	1,011,718	1,008,236	991,435
Asia Pacific	459,415	432,578	384,150

Total International Region	3,277,840	3,126,088	3,001,705

Gross sales	7,117,813	7,052,603	6,841,087
Sales adjustments	(632,921)	(631,722)	(575,050)

Net sales	$6,484,892	$6,420,881	$6,266,037

	December 31,
	2013	2012	2011
	(In thousands)
Long-Lived Assets
North American Region (b)	$1,361,538	$1,252,938	$1,074,914
International Region	1,326,457	1,342,375	679,185

Consolidated total	$2,687,995	$2,595,313	$1,754,099

(a)	Revenues for the North American Region include revenues attributable to the US of $3.58 billion, $3.61 billion, and $3.58 billion for 2013, 2012, and 2011, respectively.

(b)	Long-lived assets for the North American Region include long-lived assets attributable to the US of $1.36 billion, $1.25 billion, and $1.05 billion for 2013, 2012, and 2011, respectively.

Major Customers

Sales to Mattel’s three largest customers accounted for 36%, 37%, and 38% of worldwide consolidated net sales for 2013, 2012, and 2011, respectively, as follows:

	For the Year
	2013	2012	2011
	(In billions)
Wal-Mart	$1.2	$1.2	$1.2
Toys “R” Us	0.7	0.7	0.7
Target	0.5	0.5	0.5

The North America segment sells products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys “R” Us. The American Girl segment sells its children’s publications to Wal-Mart and Target.

Note 13—Supplemental Financial Information

	December 31,
	2013	2012
	(In thousands)
Inventories include the following:
Raw materials and work in process	$89,863	$79,216
Finished goods	478,980	385,841

	$568,843	$465,057

Property, plant, and equipment, net includes the following:
Land	$27,555	$26,692
Buildings	269,874	268,381
Machinery and equipment	974,830	931,732
Tools, dies, and molds	713,749	674,119
Capital leases	23,271	23,271
Leasehold improvements	230,271	208,900

	2,239,550	2,133,095
Less: accumulated depreciation	(1,580,217)	(1,539,882)

	$659,333	$593,213

Other noncurrent assets include the following:
Nonamortizable identifiable intangibles	$504,241	$617,223
Deferred income taxes	373,638	374,667
Identifiable intangibles (net of amortization of $68.3 million and $64.9 million at December 31, 2013 and 2012, respectively)	176,579	88,786
Other	264,603	215,293

	$1,319,061	$1,295,969

Accrued liabilities include the following:
Royalties	$100,542	$97,051
Advertising and promotion	76,453	87,878
Taxes other than income taxes	70,121	80,673
Incentive compensation	67,239	110,039
Litigation accrual	—	137,800
Other	325,800	374,307

	$640,155	$887,748

Other noncurrent liabilities include the following:
Benefit plan liabilities	$193,046	$284,614
Noncurrent tax liabilities	186,055	213,658
Other	161,526	145,457

	$540,627	$643,729

	For the Year
	2013	2012	2011
	(In thousands)
Currency transaction gains/(losses) included in:
Operating income	$38,842	$61,956	$34,299
Other non-operating (expense) income, net	(1,270)	1,563	(1,848)

Net transaction gains	$37,572	$63,519	$32,451

Other selling and administrative expenses include the following:
Design and development	$201,942	$195,070	$178,982
Identifiable intangible asset amortization	12,575	11,880	8,880
Bad debt expense	4,471	2,645	6,160

Note 14—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2013:
Net sales	$995,606	$1,169,109	$2,206,961	$2,113,216
Gross profit	540,051	600,008	1,187,980	1,150,844
Advertising and promotion expenses	104,540	113,403	249,386	282,876
Other selling and administrative expenses	369,680	391,815	410,419	388,661
Operating income	65,831	94,790	528,175	479,307
Income before income taxes	44,165	78,729	514,343	461,891
Net income (a)	38,511	73,348	422,836	369,249
Net income per common share—basic	$0.11	$0.21	$1.22	$1.08
Weighted average number of common shares	344,315	346,614	343,279	339,402
Net income per common share—diluted	$0.11	$0.21	$1.21	$1.07
Weighted average number of common and potential common shares	348,795	350,424	346,695	343,237
Dividends declared per common share	$0.36	$0.36	$0.36	$0.36
Common stock market price:
High	$43.77	$46.79	$47.08	$47.82
Low	35.70	42.64	40.39	40.39
Year Ended December 31, 2012:
Net sales	$928,449	$1,158,711	$2,077,816	$2,255,905
Gross profit	473,371	594,522	1,115,371	1,225,933
Advertising and promotion expenses	97,859	112,395	234,793	272,756
Other selling and administrative expenses (b)	346,776	350,694	393,211	579,698
Operating income (b)	28,736	131,433	487,367	373,479
Income before income taxes	10,168	111,361	466,847	356,669
Net income (a)	7,829	96,218	365,937	306,480
Net income per common share—basic	$0.02	$0.28	$1.06	$0.88
Weighted average number of common shares	339,144	341,256	342,595	343,624
Net income per common share—diluted	$0.02	$0.28	$1.04	$0.87
Weighted average number of common and potential common shares	343,660	345,554	347,122	348,351
Dividends declared per common share	$0.31	$0.31	$0.31	$0.31
Common stock market price:
High	$34.39	$34.30	$36.17	$37.79
Low	27.76	30.56	31.04	35.11

(a)	Net income for the first quarter of 2013 included $4.0 million of net tax benefits primarily related to enacted tax law changes. Net income for the second and third quarter of 2013 included net tax benefits of $11.2 million and $17.0 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Net income for the second and third quarter of 2012 included net tax benefits of $10.5 million and $5.5 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Net income for the fourth quarter of 2012 included the impact of the Litigation Charge, net of tax, of $87.1 million.

(b)	Other selling and administrative expenses and operating income for the fourth quarter of 2012 included the impact of the Litigation Charge of $137.8 million.

Note 15—Subsequent Event

On January 31, 2014, Mattel announced that its Board of Directors declared a first quarter dividend of $0.38 per common share. The dividend is payable on March 7, 2014 to stockholders of record on February 20, 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Bryan G. Stockton, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to sections entitled “Proposal 1—Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; and “The Board of Directors and Corporate Governance—Board Committees—Audit Committee” in the Mattel 2014 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the SEC within 120 days after December 31, 2013 (the “Proxy Statement”). Information with respect to the executive officers of Mattel appears under the heading “Executive Officers of the Registrant” in Part I herein. Mattel has adopted the Mattel Code of Conduct (the “Code of Conduct”), which satisfies the listing rules of the NASDAQ Stock Market (“NASDAQ”) regarding “code of business conduct and ethics” and satisfies the SEC rules regarding disclosure of a “code of ethics” for the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is publicly available on Mattel’s corporate website at http://corporate.mattel.com, and the text of the Code of Conduct will be updated on the website to reflect any amendment. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, CA 90245-5012. If Mattel grants any waiver from a provision of the Code of Conduct for any executive officer or director, or makes any substantive amendment to the SEC-mandated “code of ethics” that applies to the Chief Executive Officer, Chief Financial Officer or Controller, Mattel will make disclosures to the extent required by applicable laws, regulations and stock exchange listing standards on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors’ corporate governance guidelines and the charters of its Audit, Compensation and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://corporate.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.

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

The information required under this Item is incorporated herein by reference to the section entitled “Audit Matters—Fees Incurred for Services by PricewaterhouseCoopers LLP” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements are filed as part of this report under Part II, Item 8 “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedule for the Years Ended December 31, 2013, 2012 and 2011

Schedule II—Valuation and Qualifying Accounts and Allowances

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

2.0	Stock Purchase Agreement, dated as of October 23, 2011, by and among Mattel Entertainment Holdings Limited, Helium Holdings 1A Ltd, HIT Entertainment Scottish Limited Partnership, and solely with respect to Section 11.12, Mattel, Inc. Mattel has omitted from Exhibit 2.0 schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, and agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request	8-K	001-05647	2.1	October 24, 2011

3.0	Restated Certificate of Incorporation of Mattel	8-K	001-05647	99.0	May 21, 2007

3.1	Amended and Restated Bylaws of Mattel	10-Q	001-05647	3.1	July 20, 2011

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-Q	001-05647	4.0	August 3, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

4.1	Indenture, dated as of September 23, 2010, between Mattel and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010

4.2	Form of Indenture between Mattel and Union Bank, N.A. relating to Subordinated Debt Securities	S-3ASR	333-169539	4.2	September 23, 2010

4.3	Form of 4.35% Notes due 2020	8-K	001-05647	4.1	September 28, 2010

4.4	Form of 6.20% Notes due 2040	8-K	001-05647	4.2	September 28, 2010

4.5	Form of 2.500% Notes due 2016	8-K	001-05647	4.1	November 8, 2011

4.6	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011

4.7	Form of 1.7% Notes due 2018	8-K	001-05647	4.1	March 7, 2013

4.8	Form of 3.15% Notes due 2023	8-K	001-05647	4.2	March 7, 2013

10.0	Sixth Amended and Restated Credit Agreement dated as of March 11, 2013, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, N.A., and Citibank N.A., as Co-Syndication Agents, Société Générale, Union Bank, Mizuho Corporate Bank, Ltd. and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto	8-K	001-05647	10.1	March 11, 2013

10.1	Form of Indemnity Agreement between Mattel and certain of its directors	10-K	001-05647	10.9	March 28, 2001

10.2+	Letter Agreement between Mattel and Bryan G. Stockton, dated November 21, 2011, regarding Mr. Stockton’s promotion to Chief Executive Officer	10-K	001-05647	10.17	February 23, 2012

10.3+	Letter Agreement between Mattel and Geoff Massingberd, dated June 25, 2008, regarding Mr. Massingberd’s relocation to Mattel’s headquarters	10-K	001-05647	10.18	February 23, 2012

10.4+	Letter Agreement between Mattel and Peter D. Gibbons, dated March 28, 2013, regarding an offer of employment for the position of EVP Global Operations.	10-Q	001-05647	10.2	April 22, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.5+*	Letter Agreement between Mattel and Timothy Kilpin, dated September 23, 2003, regarding an offer of employment for the position of Senior Vice President Marketing

10.6+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	March 28, 2012

10.7+	Amendment No. 1 to the Mattel Incentive Plan	10-Q	001-05647	10.1	October 24, 2013

10.8+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002

10.9+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)(the “DCPEP”)	10-Q	001-05647	10.1	October 24, 2008

10.10+	Amendment No. 1 to the DCPEP	10-Q	001-05647	10.2	October 24, 2013

10.11+	Amendment No. 2 to the DCPEP	10-Q	001-05647	10.3	October 24, 2013

10.12+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009

10.13+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-Q	001-05647	10.4	October 24, 2013

10.14+	Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-K	001-05647	10.36	February 26, 2009

10.15+	Amendment No. 1 to the Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-Q	001-05647	10.5	October 24, 2013

10.16+	Mattel, Inc. Executive Severance Plan	8-K	001-05647	10.4	July 2, 2009

10.17+	Amendment No. 1 to the Mattel, Inc. Executive Severance Plan	10-Q	001-05647	10.6	October 24, 2013

10.18+	The Mattel Cash Balance Excess Benefit Plan, as amended and restated effective July 1, 2012	10-K	001-05647	10.10	February 26, 2013

10.19+	Amendment No. 1 to the Mattel Cash Balance Excess Benefit Plan (as amended and restated effective July 1, 2012)	10-Q	001-05647	10.7	October 24, 2013

10.20+	Mattel, Inc. Personal Investment Plan, January 1, 2013 Restatement (‘PIP”)	10-K	001-05647	10.11	February 26, 2013

10.21+*	Amendment No. 1 to the PIP

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.22+	Amended and Restated Mattel, Inc. 1996 Stock Option Plan (the “1996 Plan”)	10-K	001-05647	10.58	March 28, 2002

10.23+	Amendment to the 1996 Plan	S-8	333-75145	4.2	March 26, 1999

10.24+	Amendment No. 2 to the 1996 Plan	10-K	001-05647	10.42	March 10, 2000

10.25+	Amendment No. 3 to the 1996 Plan	10-Q	001-05647	99.1	May 3, 2000

10.26+	Amendment No. 4 to the 1996 Plan	10-K	001-05647	10.68	March 28, 2001

10.27+	Amendment No. 5 to the 1996 Plan	10-Q	001-05647	99.1	October 26, 2001

10.28+	Amendment to the 1996 Plan	10-K	001-05647	10.64	March 28, 2002

10.29+	Amendment No. 6 to the 1996 Plan	10-Q	001-05647	99.0	August 9, 2002

10.30+	Amendment No. 7 to the 1996 Plan	10-Q	001-05647	99.0	November 12, 2002

10.31+	Form of Option Grant Agreement for Outside Directors (Initial Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.1	August 14, 2003

10.32+	Form of Option Grant Agreement for Outside Directors (Annual Grant) under the 1996 Plan, as amended	10-Q	001-05647	99.2	August 14, 2003

10.33+	Form of Option Grant Agreement (Three Year Vesting) under the 1996 Plan, as amended	10-Q	001-05647	99.3	August 14, 2003

10.34+	Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”)	DEF 14A	001-05647	Appendix C	April 13, 2005

10.35+	Amendment No. 1 to the 2005 Plan	10-K	001-05647	10.76	February 26, 2009

10.36+	Amendment No. 2 to the 2005 Plan	10-Q	001-05647	10.1	April 29, 2009

10.37+	Amendment No. 3 to the 2005 Plan	10-Q	001-05647	10.8	October 24, 2013

10.38+	Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the “2010 Plan”)	DEF 14A	001-05647	Appendix A	March 30, 2010

10.39+	Amendment No. 1 to the 2010 Plan	10-Q	001-05647	10.9	October 24, 2013

10.40+	Form of Grant Agreement as of August 1, 2005 for grants to employees of Non-Qualified Stock Options (“NQSOs”) under the 2005 Plan	8-K	001-05647	99.1	August 5, 2005

10.41+	Form of Grant Agreement as of August 1, 2006 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	August 4, 2006

10.42+	Form of Grant Agreement as of May 17, 2007 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	May 18, 2007

10.43+	Form of Notice of Grant and Grant Agreement for RSUs to Non-Employee Directors under the 2010 Plan	10-Q	001-05647	10.1	July 28, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.44+	Form of Notice of Grant and Grant Agreement for NQSOs to Employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010

10.45+	Form of Notice of Grant and Grant Agreement for RSUs to Employees under the 2010 Plan	10-Q	001-05647	10.2	October 27, 2010

10.46+	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the 2010 Plan for Certain Executive Officers with Employment Agreements and Certain Executive Officers Participating in the Mattel, Inc. Executive Severance Plan	10-Q	001-05647	10.1	April 27, 2011

10.47+	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the 2010 Plan	10-Q	001-05647	10.2	April 27, 2011

10.48+	Form of Amendment of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan	8-K	001-05647	10.1	November 16, 2012

10.49+	Form of Notice of Grant and Grant Agreement for NQSOs to Certain Executive Officers with Employment Agreements under the 2010 Plan	10-Q	001-05647	10.5	October 27, 2010

10.50+	Form of Notice of Grant and Grant Agreement for NQSOs to Participants in the Severance Plan under the 2010 Plan	10-Q	001-05647	10.6	October 27, 2010

10.51+	Form of Notice of Grant and Grant Agreement for RSUs to Participants in the Severance Plan under the 2010 Plan	10-Q	001-05647	10.7	October 27, 2010

10.52+	Form of Grant Agreement for August 1, 2006 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	August 4, 2006

10.53+	Form of Grant Agreement for August 1, 2007 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	May 18, 2007

10.54+	Form of Grant Agreement as of March 16, 2006 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.1	March 17, 2006

10.55+	Form of Grant Agreement as of May 17, 2007 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.6	May 18, 2007

10.56+	Form of Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	10-Q	001-05647	99.0	August 3, 2005

10.57+	Form of Grant Agreement for May 11, 2006 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.1	May 12, 2006

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.58+	Form of Grant Agreement for May 18, 2007 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.8	May 18, 2007

10.59+	Form of Grant Agreement for May 13, 2009 Annual Grants to Outside Directors of RSUs under the 2005 Plan	10-Q	001-05647	10.2	April 29, 2009

10.60+	Form of Grant Agreement for Special Retention Award of RSUs under the 2005 Plan	10-Q	001-05647	10.1	October 28, 2009

12.0*	Computation of Earnings to Fixed Charges

21.0*	Subsidiaries of the Registrant as of December 31, 2013

23.0*	Consent of Independent Registered Public Accounting Firm

23.1	Consent of PricewaterhouseCoopers LLP	S-8	33-18743	23.1	March 21, 2013

23.2	Consent of Andrew M. Paalborg, Esq. (included in Exhibit 5.1)	S-8	33-18743	23.2	March 21, 2013

23.3	Consent of Sullivan & Cromwell LLP	8-K	001-05647	23.1	March 7, 2013

24.0*	Power of Attorney (on page 112 of Form 10-K)

24.1	Power of Attorney with respect to Mattel	S-8	33-18743	24.1	March 21, 2013

31.0*	Certification of Principal Executive Officer dated February 26, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated February 26, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated February 26, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

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

Date: February 26, 2014

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

Signature	Title	Date

/s/ BRYAN G. STOCKTON Bryan G. Stockton	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2014

/s/ KEVIN M. FARR Kevin M. Farr	Chief Financial Officer (principal financial officer)	February 26, 2014

/s/ H. SCOTT TOPHAM H. Scott Topham	Senior Vice President and Corporate Controller (principal accounting officer)	February 26, 2014

/s/ MICHAEL J. DOLAN Michael J. Dolan	Director	February 26, 2014

/s/ TREVOR A. EDWARDS Trevor A. Edwards	Director	February 26, 2014

/s/ DR. FRANCES D. FERGUSSON Dr. Frances D. Fergusson	Director	February 26, 2014

/s/ DOMINIC NG Dominic Ng	Director	February 26, 2014

Signature	Title	Date

/s/ VASANT M. PRABHU Vasant M. Prabhu	Director	February 26, 2014

/s/ ANDREA L. RICH Andrea L. Rich	Director	February 26, 2014

/s/ DEAN A. SCARBOROUGH Dean A. Scarborough	Director	February 26, 2014

/s/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Director	February 26, 2014

/s/ DIRK VAN DE PUT Dirk Van De Put	Director	February 26, 2014

/s/ KATHY WHITE LOYD Kathy White Loyd	Director	February 26, 2014

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2013	$33,499	$4,471		$(17,554	)(a)	$20,416
Year ended December 31, 2012	26,331	15,395	(d)	(8,227	)(a)	33,499
Year ended December 31, 2011	21,775	6,160		(1,604	)(a)	26,331

Allowance for Inventory Obsolescence:
Year ended December 31, 2013	$46,585	$35,027		$(32,499	)(b)	$49,113
Year ended December 31, 2012	39,247	36,209		(28,871	)(b)	46,585
Year ended December 31, 2011	46,876	33,027		(40,656	)(b)	39,247

Income Tax Valuation Allowances:
Year ended December 31, 2013	$67,705	$6,564		$(9,628	)(c)	$64,641
Year ended December 31, 2012	42,286	38,740		(13,321	)(c)	67,705
Year ended December 31, 2011	44,917	7,394		(10,025	)(c)	42,286

(a)	Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.
(b)	Primarily relates to the disposal of related inventory and raw materials and currency translation adjustments.
(c)	Primarily represents projected utilization and write-offs of loss carryforwards and changes in tax rates for 2013; projected utilization and write-offs of loss carryforwards for 2012; and utilization and write-offs of loss carryforwards for 2011 and change in the projected utilization of loss carryforwards due to tax law changes extending the carryover periods in 2011.
(d)	Includes an allowance for doubtful accounts of $12.8 million related to a transaction that was not recognized in the statement of operations as the transaction did not meet the relevant revenue recognition criteria.