Form 10-Q
period 2014-03-31
MATTEL INC /DE/
filed 2014-04-29
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 18, 2014:

339,251,876 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013	December 31, 2013
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$897,254	$1,259,512	$1,039,216
Accounts receivable, net	762,612	750,793	1,260,105
Inventories	650,777	599,901	568,843
Prepaid expenses and other current assets	507,936	545,312	509,829

Total current assets	2,818,579	3,155,518	3,377,993

Noncurrent Assets
Property, plant, and equipment, net	658,757	605,054	659,333
Goodwill	1,084,118	1,072,345	1,083,239
Other noncurrent assets	1,310,515	1,360,754	1,319,061

Total Assets	$5,871,969	$6,193,671	$6,439,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$4,996	$4,278
Current portion of long-term debt	—	50,000	—
Accounts payable	248,183	257,926	375,328
Accrued liabilities	412,858	567,524	640,155
Income taxes payable	13,901	18,014	27,679

Total current liabilities	674,942	898,460	1,047,440

Noncurrent Liabilities
Long-term debt	1,600,000	1,600,000	1,600,000
Other noncurrent liabilities	499,490	647,023	540,627

Total noncurrent liabilities	2,099,490	2,247,023	2,140,627

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,761,035	1,752,662	1,784,445
Treasury stock at cost; 101.7 million shares, 96.2 million shares, and 102.1 million shares, respectively	(2,447,091)	(2,092,226)	(2,448,701)
Retained earnings	3,775,945	3,427,808	3,918,122
Accumulated other comprehensive loss	(433,721)	(481,425)	(443,676)

Total stockholders’ equity	3,097,537	3,048,188	3,251,559

Total Liabilities and Stockholders’ Equity	$5,871,969	$6,193,671	$6,439,626

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(Unaudited; in thousands, except per share amounts)
Net Sales	$946,177	$995,606
Cost of sales	464,646	455,555

Gross Profit	481,531	540,051
Advertising and promotion expenses	90,834	104,540
Other selling and administrative expenses	384,479	369,680

Operating Income	6,218	65,831
Interest expense	17,246	20,337
Interest (income)	(1,279)	(1,400)
Other non-operating (income) expense, net	(328)	2,729

(Loss) Income Before Income Taxes	(9,421)	44,165
Provision for income taxes	1,797	5,654

Net (Loss) Income	$(11,218)	$38,511

Net (Loss) Income Per Common Share—Basic	$(0.03)	$0.11

Weighted average number of common shares	340,226	344,315

Net (Loss) Income Per Common Share—Diluted	$(0.03)	$0.11

Weighted average number of common and potential common shares	340,226	348,795

Dividends Declared Per Common Share	$0.38	$0.36

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(Unaudited; in thousands)
Net (Loss) Income	$(11,218)	$38,511
Other Comprehensive Income (Loss), Net of Tax:
Currency translation adjustments	3,872	(27,379)
Defined benefit pension plans net prior service credit (cost) and net actuarial gain (loss)	2,088	3,431
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains	1,228	8,138
Reclassification adjustment for realized losses (gains) included in net income	2,767	(1,129)

	3,995	7,009

Other Comprehensive Income (Loss), Net of Tax	9,955	(16,939)

Comprehensive (Loss) Income	$(1,263)	$21,572

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(11,218)	$38,511
Adjustments to reconcile net (loss) income to net cash flows provided by (used for) operating activities:
Depreciation	48,006	41,822
Amortization	3,508	4,410
Deferred income taxes	24,220	(16,350)
Tax benefits from share-based payment arrangements	(14,243)	(21,759)
Share-based compensation	12,693	13,862
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	494,496	472,404
Inventories	(82,203)	(140,840)
Prepaid expenses and other current assets	4,346	(9,458)
Accounts payable, accrued liabilities, and income taxes payable	(409,648)	(442,654)
Other, net	(9,379)	(2,395)

Net cash flows provided by (used for) operating activities	60,578	(62,447)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(30,262)	(29,178)
Purchases of other property, plant, and equipment	(13,570)	(23,936)
Proceeds (payments) from foreign currency forward exchange contracts	13,985	(12,619)
Other, net	201	133

Net cash flows used for investing activities	(29,646)	(65,600)

Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(4,278)	(9,844)
Proceeds from short-term borrowings, net	—	4,996
Payments of credit facility renewal costs	—	(4,015)
Payments of long-term borrowings	—	(350,000)
Proceeds from long-term borrowings, net	—	495,260
Share repurchases	(27,688)	(32,240)
Payments of dividends on common stock	(129,327)	(124,077)
Proceeds from exercise of stock options	5,138	57,311
Tax benefits from share-based payment arrangements	14,243	21,759
Other, net	(26,954)	(1,890)

Net cash flows (used for) provided by financing activities	(168,866)	57,260

Effect of Currency Exchange Rate Changes on Cash	(4,028)	(5,412)

Decrease in Cash and Equivalents	(141,962)	(76,199)
Cash and Equivalents at Beginning of Period	1,039,216	1,335,711

Cash and Equivalents at End of Period	$897,254	$1,259,512

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal recurring nature, considered necessary for a fair presentation of the financial position and interim results of Mattel, Inc. and its subsidiaries (“Mattel”) as of and for the periods presented have been included. As Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America.

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2013 Annual Report on Form 10-K.

2. Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts of $19.5 million, $35.4 million, and $20.4 million as of March 31, 2014, March 31, 2013, and December 31, 2013, respectively.

3. Inventories

Inventories include the following:

	March 31, 2014	March 31, 2013	December 31, 2013
	(In thousands)
Raw materials and work in process	$111,871	$107,166	$89,863
Finished goods	538,906	492,735	478,980

	$650,777	$599,901	$568,843

4. Property, Plant, and Equipment

Property, plant, and equipment, net includes the following:

	March 31, 2014	March 31, 2013	December 31, 2013
	(In thousands)
Land	$27,682	$26,733	$27,555
Buildings	270,951	273,479	269,874
Machinery and equipment	680,901	682,866	673,546
Software	310,264	263,484	301,284
Tools, dies, and molds	728,931	692,215	713,749
Capital leases	23,271	23,271	23,271
Leasehold improvements	229,967	211,038	230,271

	2,271,967	2,173,086	2,239,550
Less: accumulated depreciation	(1,613,210)	(1,568,032)	(1,580,217)

	$658,757	$605,054	$659,333

Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 30 years for buildings, 3 to 10 years for machinery and equipment, 3 to 7 years for software, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies, and molds are depreciated using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property, plant, and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any potential impairment identified is assessed by evaluating the operating performance and future undiscounted cash flows of the underlying assets. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheet, and any resulting gain or loss is included in the results of operations.

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

The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2014 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	December 31, 2013	Currency Exchange Rate Impact	March 31, 2014
	(In thousands)
North America	$547,595	$242	$547,837
International	321,656	625	322,281
American Girl	213,988	12	214,000

Total goodwill	$1,083,239	$879	$1,084,118

6. Other Noncurrent Assets Other noncurrent assets include the following:
	March 31, 2014	March 31, 2013	December 31, 2013
	(In thousands)
Nonamortizable identifiable intangibles	$504,241	$617,223	$504,241
Deferred income taxes	364,605	411,298	373,638
Identifiable intangibles (net of amortization of $69.5 million, $67.7 million, and $68.3 million, respectively)	173,853	85,983	176,579
Other	267,816	246,250	264,603

	$1,310,515	$1,360,754	$1,319,061

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

During the second quarter of 2013, Mattel changed its brand strategy for Polly Pocket®, which includes a more focused allocation of resources to support the Polly Pocket brand in specific markets, resulting in a reduction of the forecasted future cash flows of the brand. As a result of the change, Mattel tested the Polly Pocket trade name for impairment. The Polly Pocket trade name, which had a carrying value of approximately $113 million, was previously determined to be a nonamortizable intangible asset. Its fair value was determined to be approximately $99 million based on a discounted cash flow analysis using the multi-period excess earnings method. Level 3 inputs, including forecasted future cash flows, an estimated useful life, and a discount rate, were used in the valuation. As the fair value of the asset was below the carrying value, Mattel recorded an impairment charge of approximately $14 million, which was reflected within other selling and administrative expenses in the consolidated statement of operations for the North America and International operating segments during the second quarter of 2013.

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

7. Accrued Liabilities

Accrued liabilities include the following:

	March 31, 2014	March 31, 2013	December 31, 2013
	(In thousands)
Royalties	$42,681	$37,903	$100,542
Taxes other than income taxes	28,793	35,994	70,121
Advertising and promotion	12,029	26,060	76,453
Litigation accrual	—	137,800	—
Other	329,355	329,767	393,039

	$412,858	$567,524	$640,155

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

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at March 31, 2014.

The credit agreement is a material agreement and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

9. Long-Term Debt

Long-term debt includes the following:

	March 31, 2014	March 31, 2013	December 31, 2013
	(In thousands)
Medium-term notes	$—	$50,000	$—
2010 Senior Notes due October 2020 and October 2040	500,000	500,000	500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000	500,000

	1,600,000	1,650,000	1,600,000
Less: current portion	—	(50,000)	—

Total long-term debt	$1,600,000	$1,600,000	$1,600,000

During November 2013, Mattel repaid $50.0 million of its Medium-term notes in connection with their scheduled maturities.

10. Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	March 31, 2014	March 31, 2013	December 31, 2013
	(In thousands)
Benefit plan liabilities	$196,753	$283,006	$193,046
Noncurrent tax liabilities	143,191	213,917	186,055
Other	159,546	150,100	161,526

	$499,490	$647,023	$540,627

11. Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended March 31, 2014
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2013	$(10,789)	$(131,946)	$(300,941)	$(443,676)
Other comprehensive income before reclassifications	1,228	(92)	3,872	5,008
Amounts reclassified from accumulated other comprehensive income (loss)	2,767	2,180	—	4,947

Net increase in other comprehensive income	3,995	2,088	3,872	9,955

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2014	$(6,794)	$(129,858)	$(297,069)	$(433,721)

	For the Three Months Ended March 31, 2013
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2012	$(2,583)	$(190,656)	$(271,247)	$(464,486)
Other comprehensive income before reclassifications	8,138	311	(27,379)	(18,930)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,129)	3,120	—	1,991

Net increase (decrease) in other comprehensive income	7,009	3,431	(27,379)	(16,939)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2013	$4,426	$(187,225)	$(298,626)	$(481,425)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statement of operations:

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	Statements of Operations Classification
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange contracts	$(2,718)	$1,131	Cost of sales
	(49)	(2)	Provision for income taxes

	$(2,767)	$1,129	Net (loss) income

Defined Benefit Pension Plans
Amortization of prior service credit	$264	$126	(a)
Recognized actuarial loss	(3,662)	(5,146)	(a)

	(3,398)	(5,020)
	1,218	1,900	Provision for income taxes

	$(2,180)	$(3,120)	Net (loss) income

(a)	The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net gain of $3.9 million for the three months ended March 31, 2014, primarily due to the strengthening of the Brazilian real, Australian dollar, and Indonesian rupiah against the US dollar, partially offset by the weakening of the Argentine peso. Currency translation adjustments resulted in a net loss of $27.4 million for the three months ended March 31, 2013, primarily due to the weakening of the Euro and British pound sterling against the US dollar, partially offset by the strengthening of the Mexican peso and Brazilian real.

12. Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of March 31, 2014, March 31, 2013, and December 31, 2013, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.86 billion, $1.55 billion, and $1.55 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		March 31, 2014	March 31, 2013	December 31, 2013
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$3,183	$10,868	$415
Foreign currency forward exchange contracts	Other noncurrent assets	307	—	—

Total derivatives designated as hedging instruments		$3,490	$10,868	$415

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$3,220	$—	$1,895

Total		$6,710	$10,868	$2,310

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		March 31, 2014	March 31, 2013	December 31, 2013
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$10,514	$3,664	$12,432
Foreign currency forward exchange contracts	Other noncurrent liabilities	16	—	470

Total derivatives designated as hedging instruments		$10,530	$3,664	$12,902

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$7,697	$1,240	$1,711

Total		$18,227	$4,904	$14,613

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$1,228	$(2,767)	$8,138	$1,129	Cost of sales

The net loss of $2.8 million and net gain of $1.1 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$7,553	$(13,775)	Non-operating income/expense
Foreign currency forward exchange contracts	1,771	403	Cost of sales

Total	$9,324	$(13,372)

The net gain of $9.3 million and net loss of $13.4 million recognized in the consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

13. Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$6,710	$—	$6,710
Auction rate security (b)	—	—	29,988	29,988

Total assets	$—	$6,710	$29,988	$36,698

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$18,227	$—	$18,227

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$10,868	$—	$10,868
Auction rate security (b)	—	—	21,504	21,504

Total assets	$—	$10,868	$21,504	$32,372

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$4,904	$—	$4,904

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$2,310	$—	$2,310
Auction rate security (b)	—	—	28,895	28,895

Total assets	$—	$2,310	$28,895	$31,205

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$14,613	$—	$14,613

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)	The fair value of the auction rate security is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, (iii) illiquidity considerations, and (iv) market correlation.

The following table presents information about Mattel’s auction rate security measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2013	$28,895
Unrealized gain	1,093

Balance at March 31, 2014	$29,988

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The fair values of these instruments approximate their carrying values because of their short-term nature and are classified as Level 2 within the fair value hierarchy.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $1.66 billion (compared to a carrying value of $1.60 billion) as of March 31, 2014, $1.77 billion (compared to a carrying value of $1.65 billion) as of March 31, 2013, and $1.62 billion (compared to a carrying value of $1.60 billion) as of December 31, 2013. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings (loss) per common share for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands, except per share amounts)
Basic:
Net (loss) income	$(11,218)	$38,511
Less: net income allocable to participating RSUs (a)	—	(401)

Net (loss) income available for basic common shares	$(11,218)	$38,110

Weighted average common shares outstanding	340,226	344,315

Basic net (loss) income per common share	$(0.03)	$0.11

Diluted:
Net (loss) income	$(11,218)	$38,511
Less: net income allocable to participating RSUs (a)	—	(412)

Net (loss) income available for diluted common shares	$(11,218)	$38,099

Weighted average common shares outstanding	340,226	344,315
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	—	4,480

Weighted average number of common and potential common shares	340,226	348,795

Diluted net (loss) income per common share	$(0.03)	$0.11

(a)	During the three months ended March 31, 2014, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in the losses of the Company. During the three months ended March 31, 2013, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 3.8 million and 0.1 million shares were excluded from the calculation of diluted net income per common share for the three months ended March 31, 2014 and 2013, respectively, because they were antidilutive.

15. Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in “Note 4 to the Consolidated Financial Statements–Employee Benefit Plans” in its 2013 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Service cost	$2,597	$3,899
Interest cost	6,941	6,630
Expected return on plan assets	(8,003)	(7,329)
Amortization of prior service credit	(264)	(126)
Recognized actuarial loss	3,587	5,106

	$4,858	$8,180

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Service cost	$20	$22
Interest cost	452	338
Recognized actuarial loss	75	40

	$547	$400

During the three months ended March 31, 2014, Mattel made cash contributions totaling approximately $1 million and $1 million to its defined benefit pension and postretirement benefit plans, respectively.

16. Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in “Note 7 to the Consolidated Financial Statements–Share-Based Payments” in its 2013 Annual Report on Form 10-K. Under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel’s common stock on the applicable grant date and expire no later than ten years from the date of grant. Both stock options and time-vesting RSUs generally provide for vesting over a period of three years from the date of grant.

Compensation expense, included within other selling and administrative expenses in the consolidated statement of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Stock option compensation expense	$2,560	$2,609
RSU compensation expense	10,133	11,253

	$12,693	$13,862

As of March 31, 2014, total unrecognized compensation cost related to unvested share-based payments totaled $74.3 million and is expected to be recognized over a weighted-average period of 1.9 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the three months ended March 31, 2014 and 2013 was $5.1 million and $57.3 million, respectively.

17. Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Design and development	$49,497	$47,973
Identifiable intangible asset amortization	2,631	2,803

18. Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in other non-operating income (expense), net in the consolidated statements of operations. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Operating income	$8,069	$10,880
Other non-operating (expense) income, net	(932)	132

Net transaction gains	$7,137	$11,012

19. Income Taxes

Mattel’s provision for income taxes was $1.8 million and $5.7 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, Mattel recognized net discrete tax expense of $3.7 million primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. During the three months ended March 31, 2013, Mattel recognized net discrete tax benefits of $4.0 million primarily related to the signing of the American Taxpayer Relief Act on January 2, 2013, which extended the Research and Development tax credit retroactively for the 2012 tax year.

In the first quarter of 2014, Mattel adopted Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which generally requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the applicable tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. Upon adoption of ASU 2013-11, Mattel reclassified unrecognized tax benefits of approximately $44 million, primarily recorded within other noncurrent liabilities, against its noncurrent deferred tax assets as of March 31, 2014. There was no impact on Mattel’s operating results.

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. The IRS is currently auditing Mattel’s 2010 and 2011 federal income tax returns. Mattel expects that the completion of the audit will occur in the second quarter of 2014.

Based on the current status of federal, state and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $40 million to $60 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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

On January 13, 2014, MGA filed a new, but virtually identical, trade-secrets claim against Mattel in Los Angeles County Superior Court. Mattel was served with the complaint on January 23, 2014. In its complaint, MGA purports to seek damages in excess of $1 billion. Mattel believes that MGA’s claim should be barred as a matter of law, and intends to vigorously defend against it. Accordingly, Mattel does not believe a loss is probable and, therefore, a liability has not been accrued as of March 31, 2014.

Litigation Related to Yellowstone do Brasil Ltda.

Yellowstone do Brasil Ltda. (formerly known as Trebbor Informática Ltda.) was a customer of Mattel’s subsidiary Mattel do Brasil Ltda. when a commercial dispute arose between Yellowstone and Mattel do Brasil regarding the supply of product and related payment terms. As a consequence of the dispute, in April 1999, Yellowstone filed a declarative action against Mattel do Brasil requesting the annulment of its security bonds and promissory notes given to Mattel as well as requesting the court to find Mattel do Brasil liable for damages incurred as a result of Mattel do Brasil’s alleged abrupt and unreasonable breach of an oral exclusive distribution agreement between the parties relating to the supply and sale of toys in Brazil. Yellowstone’s complaint sought alleged loss of profits of approximately $1 million (historical value), plus an unspecified amount of damages consisting of: (i) compensation for all investments made by Yellowstone to develop Mattel do Brasil’s business; (ii) reimbursement of the amounts paid by Yellowstone to terminate labor and civil contracts in connection with the business; (iii) compensation for alleged unfair competition and for the goodwill of trade; and (iv) compensation for non-pecuniary damages.

Mattel do Brasil filed its defenses to these claims and simultaneously presented a counterclaim for unpaid accounts receivable for goods supplied to Yellowstone in the approximate amount of $4 million (historical value).

During the evidentiary phase a first accounting report was submitted by a court-appointed expert. Such report stated that Yellowstone had invested approximately $3 million in its business (historical value). Additionally, the court-appointed expert calculated a loss of profits compensation of approximately $1 million (historical value). Mattel do Brasil challenged the report since it was not made based on the official accounting documents of Yellowstone and since the report calculated damages based only on documents unilaterally submitted by Yellowstone.

The trial court accepted the challenge and ruled that a second accounting examination should take place in the lawsuit. Yellowstone appealed the decision but it was upheld by the appeals court.

The second court-appointed expert’s report submitted at trial did not assign a value to any of Yellowstone’s claims and found no evidence of causation between Mattel do Brasil’s actions and such claims.

In January 2010, the trial court ruled in favor of Mattel do Brasil and denied all of Yellowstone’s claims based primarily on the lack of any causal connection between the acts of Mattel do Brasil and Yellowstone’s alleged damages. Additionally, the court upheld Mattel do Brasil’s counterclaim and ordered Yellowstone to pay Mattel do Brasil approximately $4 million (historical value). The likelihood of Mattel do Brasil recovering this amount was uncertain due to the fact that Yellowstone was declared insolvent and filed for bankruptcy protection. In February 2010, Yellowstone filed a motion seeking clarification of the decision which was denied.

In September 2010, Yellowstone filed a further appeal. Under Brazilian law, the appeal was de novo and Yellowstone restated all of the arguments it made at the trial court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The appeals court held hearings on the appeal in March and April 2013. On July 26, 2013, the appeals court awarded Yellowstone approximately $20 million in damages, as adjusted for inflation and interest. The court also awarded Mattel approximately $8 million on its counterclaim, as adjusted for inflation. On August 2, 2013, Mattel filed a motion for clarification since the written decision contained clear errors in terms of amounts awarded and interest and inflation adjustments. Mattel’s motion also asked the court to decide whether Yellowstone’s award could be offset by the counterclaim award, despite Yellowstone’s status as a bankrupt entity. A decision on the clarification motion is expected in the second quarter of 2014. Mattel intends to appeal the decision to the Superior Court based on both procedural and substantive grounds.

Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $20 million. The high end of this range, approximately $20 million, is based on the calculation of the current amount of the damages and loss of profits, including interest and inflation adjustments, reported in the first court-appointed examination report submitted in the lawsuit, plus attorney’s fees. Mattel do Brasil may be entitled to offset its counterclaim award of approximately $8 million, including inflation adjustment, against such loss. The existence of pending motions for clarification filed by both parties and the resulting clarification decision expected to be issued in the second quarter of 2014, as well as the procedural aspects of an appeal to the Superior Court, adds some uncertainty to the final outcome of the matter. Mattel believes however that it has good legal grounds for appeal of the decision and does not believe that a loss is probable for this matter. Accordingly, a liability has not been accrued as of March 31, 2014. Mattel may be required to place the full amount of the damage award in escrow pending an appeal decision by the Superior Court.

21. Segment Information

Mattel, through its subsidiaries, sells a broad variety of toy products which are grouped into three major brand categories:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie”), Monster High®, Disney Classics®, Ever After High®, Little Mommy®, and Polly Pocket (collectively “Other Girls”), Hot Wheels® and Matchbox® vehicles and play sets (collectively “Wheels”), and CARS®, Disney Planes™, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, Batman®, and games and puzzles (collectively “Entertainment”).

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

Segment Data

The following tables present information about revenues, income, and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales” and reconciled to net sales in Part I, Item 2 “Non-GAAP Financial Measure” of this Quarterly Report on Form 10-Q). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income represents each segment’s operating income, while consolidated operating income represents income from operations before net interest, other non-operating income (expense), and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency rates on intercompany transactions.

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Revenues by Segment
North America	$441,431	$456,469
International	489,239	527,011
American Girl	110,558	104,950

Gross sales	1,041,228	1,088,430
Sales adjustments	(95,051)	(92,824)

Net sales	$946,177	$995,606

Segment Income
North America	$48,723	$68,127
International	31,480	61,995
American Girl	9,244	11,955

	89,447	142,077
Corporate and other expense (a)	(83,229)	(76,246)

Operating income	6,218	65,831
Interest expense	17,246	20,337
Interest (income)	(1,279)	(1,400)
Other non-operating (income) expense, net	(328)	2,729

(Loss) Income before income taxes	$(9,421)	$44,165

(a)	Corporate and other expense includes severance and other termination-related costs of $21.5 million and $5.5 million for the three months ended March 31, 2014 and 2013, respectively, and share-based compensation expense of $12.7 million and $13.9 million for the three months ended March 31, 2014 and 2013, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	March 31, 2014	March 31, 2013	December 31, 2013
	(In thousands)
Assets by Segment
North America	$463,905	$475,702	$723,886
International	734,024	683,083	920,770
American Girl	110,666	94,569	100,438

	1,308,595	1,253,354	1,745,094
Corporate and other	104,794	97,340	83,854

Accounts receivable and inventories, net	$1,413,389	$1,350,694	$1,828,948

The table below presents worldwide revenues by brand category:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$656,861	$692,170
Fisher-Price Brands	271,443	287,265
American Girl Brands	105,938	100,455
Other	6,986	8,540

Gross sales	1,041,228	1,088,430
Sales adjustments	(95,051)	(92,824)

Net sales	$946,177	$995,606

22. Acquisition

On February 28, 2014, Mattel announced a definitive agreement for its acquisition, through a wholly-owned subsidiary, of MEGA Brands, Inc. (“MEGA Brands”), a Canadian corporation. The acquisition of MEGA Brands will build upon Mattel’s portfolio of brands by expanding into the construction building sets and arts and crafts categories. The agreement provides for the acquisition of MEGA Brands for approximately $460 million, including net debt to be assumed or repaid by Mattel, or C$17.75 per common share. The acquisition will include all of the outstanding common shares and warrants of MEGA Brands. Consummation of the acquisition is subject to customary closing conditions. The acquisition is expected to close in the second quarter of 2014.

23. Subsequent Event

On April 17, 2014, Mattel announced that its Board of Directors declared a second quarter dividend of $0.38 per common share. The dividend is payable on June 13, 2014 to stockholders of record on May 23, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the discussion that follows, “Mattel” refers to Mattel, Inc. and/or one or more of its family of companies.

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

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Mattel is including this Cautionary Statement to caution readers and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “aims,” “estimates,” “projects” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. These forward-looking statements are all based on currently available operating, financial, economic and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties detailed in Part 1, Item 1A “Risk Factors” in Mattel’s 2013 Annual Report on Form 10-K.

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

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped in the following categories:

Mattel Girls & Boys Brands—including Barbie fashion dolls and accessories (“Barbie”), Monster High, Disney Classics, Ever After High, Little Mommy, and Polly Pocket (collectively “Other Girls”), Hot Wheels and Matchbox vehicles and play sets (collectively “Wheels”), and CARS, Disney Planes, Radica, Toy Story, Max Steel, WWE Wrestling, Batman, and games and puzzles (collectively “Entertainment”).

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

First Quarter 2014 Overview

Sales for the first quarter of 2014 decreased by 5% from the first quarter of 2013 as Mattel worked to address higher carryover inventory levels from the prior year, experienced continued softness in consumer takeaway, and shifted trade spending and advertising programs to the second half of the year. Gross margin was also negatively impacted by efforts to reduce Mattel-owned inventories.

As a result of the challenging retail environment, Mattel focused on initiatives to manage its cost structure in an effort to drive organizational efficiencies, which included a reduction of its workforce. Additionally, Mattel made progress on its initiatives to (i) strengthen its girls portfolio with the global launch of Ever After High and (ii) enter into new categories with the launch of BOOMco.™ in the outdoor category and the planned acquisition of MEGA Brands, Inc. in the construction building sets and arts and crafts categories. Mattel expects these initiatives will help it achieve its growth objectives in 2014 and beyond.

Mattel’s first quarter 2014 financial highlights include the following:

•	Net sales for the first quarter of 2014 were $946.2 million, down 5% as compared to first quarter of 2013 net sales of $995.6 million.

•	Gross profit as a percentage of net sales for the first quarter of 2014 was 50.9%, a decrease of 330 basis points from the first quarter of 2013.

•	Other selling and administrative expenses in the first quarter of 2014 were $384.5 million, including incremental severance and other termination-related costs of approximately $16 million, as compared to other selling and administrative expenses of $369.7 million during the first quarter of 2013.

•	Operating income in the first quarter of 2014 was $6.2 million, as compared to $65.8 million in the first quarter of 2013.

•	Mattel paid a first quarter dividend of $0.38 per common share, an increase of 6% as compared to the first quarter 2013 dividend of $0.36 per common share.

•	Mattel repurchased 735,600 shares of its common stock during the first quarter of 2014 at a cost of approximately $28 million.

Results of Operations—First Quarter

Consolidated Results

Net sales for the first quarter of 2014 were $946.2 million, a 5% decrease, as compared to $995.6 million in the first quarter of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. Net loss for the first quarter of 2014 was $11.2 million, or $(0.03) per diluted share, as compared to net income of $38.5 million, or $0.11 per diluted share, in the first quarter of 2013. Net income for the first quarter of 2014 was negatively impacted by lower sales volume, lower gross margins, and higher selling and administrative expenses, partially offset by lower advertising and promotion expenses and lower income taxes.

The following table provides a summary of Mattel’s consolidated results for the first quarter of 2014 and 2013 (in millions, except percentage and basis point information):

	For the Three Months Ended March 31,				Year/Year Change
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$946.2	100.0%	$995.6	100.0%	–5%

Gross profit	$481.5	50.9%	$540.0	54.2%	–11%	(330)
Advertising and promotion expenses	90.8	9.6%	104.5	10.5%	–13%	(90)
Other selling and administrative expenses	384.5	40.6%	369.7	37.1%	4%	350

Operating income	6.2	0.7%	65.8	6.6%	–91%	(590)
Interest expense	17.2	1.8%	20.3	2.0%	–15%	(20)
Interest (income)	(1.3)	–0.1%	(1.4)	–0.1%	–9%	—
Other non-operating (income) expense, net	(0.3)		2.7

(Loss) income before income taxes	$(9.4)	–1.0%	$44.2	4.4%	–121%	(540)

Sales

Net sales for the first quarter of 2014 were $946.2 million, a 5% decrease, as compared to $995.6 million in the first quarter of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point.

The following table provides a summary of Mattel’s consolidated gross sales by brand for the first quarter of 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$169.9	$198.1	–14%
Other Girls	212.9	205.4	4%
Wheels	130.7	133.6	–2%
Entertainment	143.4	155.1	–8%

	656.9	692.2	–5%
Fisher-Price Brands:
Core Fisher-Price	181.4	191.3	–5%
Fisher-Price Friends	76.7	87.0	–12%
Other Fisher-Price	13.3	9.0	48%

	271.4	287.3	–6%
American Girl Brands	105.9	100.5	5%
Other	7.0	8.4

Total Gross Sales	$1,041.2	$1,088.4	–4%

Gross sales were $1.04 billion in the first quarter of 2014, down $47.2 million or 4%, as compared to $1.09 billion in the first quarter of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in gross sales was primarily due to lower sales of Barbie and Fisher-Price Friends products. The 14% decrease in Barbie gross sales was due to lower consumer takeaway in domestic markets and higher retail inventory levels remaining from prior year in some international markets. Of the 12% decrease in Fisher-Price Friends gross sales, 5% was due to lower sales of Disney Jake and the Never Land Pirates products, and 4% was due to lower sales of Nickelodeon® products.

Cost of Sales

Cost of sales as a percentage of net sales was 49.1% in the first quarter of 2014, as compared to 45.8% in the first quarter of 2013. Cost of sales increased by $9.1 million, or 2%, from $455.6 million in the first quarter of 2013 to $464.7 million in the first quarter of 2014, as compared to a 5% decrease in net sales. Within cost of sales, product and other costs increased by $9.3 million, or 3%, from $361.6 million in the first quarter of 2013 to $370.9 million in the first quarter of 2014; royalty expense increased by $0.8 million, or 2%, from $33.8 million in the first quarter of 2013 to $34.6 million in the first quarter of 2014; and freight and logistics expenses decreased by $1.0 million, or 2%, from $60.2 million in the first quarter of 2013 to $59.2 million in the first quarter of 2014.

Gross Profit

Gross profit as a percentage of net sales decreased from 54.2% in the first quarter of 2013 to 50.9% in the first quarter of 2014. The decrease in gross profit as a percentage of net sales was primarily due to efforts to reduce inventory levels, including higher close-out sales and higher inventory obsolescence, unfavorable product mix, and higher input costs partially offset by price increases and savings from Operational Excellence 3.0 programs.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased from 10.5% in the first quarter of 2013 to 9.6% in the first quarter of 2014, primarily due to efforts to improve the effectiveness of advertising and a shift in the timing of advertising to later in the year.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $384.5 million in the first quarter of 2014, as compared to $369.7 million in the first quarter of 2013, or 40.6% of net sales in the first quarter of 2014, as compared to 37.1% of net sales in the first quarter of 2013. The increase in other selling and administrative expenses was due to incremental severance and other termination-related costs of approximately $16 million.

Non-Operating Items

Interest expense decreased by $3.1 million from $20.3 million in the first quarter of 2013 to $17.2 million in the first quarter of 2014, primarily due to lower average interest rates related to long-term borrowings.

Provision for Income Taxes

Mattel’s provision for income taxes was $1.8 million in the first quarter of 2014, as compared to $5.7 million in the first quarter of 2013. In the first quarter of 2014, Mattel recognized net discrete tax expense of $3.7 million primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. In the first quarter of 2013, Mattel recognized net discrete tax benefits of $4.0 million primarily related to enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first quarter of 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$63.8	$68.2	–6%
Other Girls	92.2	87.8	5%
Wheels	61.7	65.4	–6%
Entertainment	69.8	73.6	–5%

	287.5	295.0	–3%
Fisher-Price Brands:
Core Fisher-Price	99.4	103.9	–4%
Fisher-Price Friends	39.2	46.8	–16%
Other Fisher-Price	13.0	8.3	57%

	151.6	159.0	–5%
Other	2.3	2.5

Total Gross Sales	$441.4	$456.5	–3%

Gross sales for the North America segment were $441.4 million in the first quarter of 2014, down $15.1 million or 3%, as compared to $456.5 million in the first quarter of 2013. The decrease in the North America segment gross sales was primarily due to lower sales of Fisher-Price Friends products. Of the 16% decrease in Fisher-Price Friends gross sales, 7% was due to lower sales of Nickelodeon products, 5% was due to lower sales of Thomas and Friends products, and 5% was due to lower sales of Disney Jake and the Never Land Pirates products. Cost of sales increased 5% in the first quarter of 2014, compared to a 4% decrease in net sales, primarily due to higher product and other costs. Gross margins decreased as a result of higher inventory obsolescence, unfavorable product mix, and higher input costs partially offset by price increases and savings from Operational 3.0 programs.

North America segment income decreased by 28% to $48.7 million in the first quarter of 2014, as compared to $68.1 million in the first quarter of 2013, primarily due to lower gross profit, partially offset by lower advertising and promotion expenses and lower other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the first quarter of 2014 versus 2013:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	–7	–1
Europe	–1	—
Latin America	–21	–7
Asia Pacific	–13	–3

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first quarter of 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$106.1	$129.9	–18%
Other Girls	120.7	117.6	3%
Wheels	69.0	68.2	1%
Entertainment	73.6	81.5	–10%

	369.4	397.2	–7%
Fisher-Price Brands:
Core Fisher-Price	82.0	87.4	–6%
Fisher-Price Friends	37.5	40.2	–7%
Other Fisher-Price	0.3	0.7	–55%

	119.8	128.3	–7%
Other	—	1.5

Total Gross Sales	$489.2	$527.0	–7%

Gross sales for the International segment were $489.2 million in the first quarter of 2014, down $37.8 million or 7%, as compared to $527.0 million in the first quarter of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in the International segment gross sales was primarily due to lower sales of Barbie and Entertainment products. The 18% decrease in Barbie gross sales was due to higher retail inventory levels remaining from prior year in some international markets. Of the 10% decrease in Entertainment gross sales, 9% was due to lower sales of CARS products. Cost of sales decreased by 2% in the first quarter of 2014, as compared to an 8% decrease in net sales, primarily due to lower product and other costs. Gross margins decreased as a result of efforts to reduce inventory levels, including higher close-out sales and higher inventory obsolescence, unfavorable product mix, and higher input costs partially offset by price increases and savings from Operational Excellence 3.0 programs.

International segment income decreased 49% to $31.5 million in the first quarter of 2014, as compared to $62.0 million in the first quarter of 2013, primarily due to lower gross profit, partially offset by lower advertising and promotion expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first quarter of 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013	% Change
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$105.9	$100.5	5%
Other Brands	4.7	4.5	3%

Total American Girl Segment	$110.6	$105.0	5%

Gross sales for the American Girl segment were $110.6 million in the first quarter of 2014, up $5.6 million or 5%, as compared to $105.0 million in the first quarter of 2013, with no impact from changes in currency exchange rates. Of the 5% increase in American Girl Brands gross sales, 6% was due to higher sales of the 2014 Girl of the Year, Isabelle™. Cost of sales increased 8% in the first quarter 2014, as compared to a 5% increase in net sales, primarily due to higher product and other costs. Gross margins decreased as a result of unfavorable product mix.

American Girl segment income decreased by 23% to $9.2 million in the first quarter of 2014, as compared to $12.0 million in the first quarter of 2013, primarily due to higher advertising and promotion expenses and higher other selling and administrative expenses, partially offset by higher gross profit.

Operational Excellence 3.0

Beginning in 2013, Mattel initiated the third phase of its cost savings program, Operational Excellence 3.0, which targets cumulative gross cost savings of approximately $175 million by the end of 2014. The cost savings program is designed to generate sustainable cost savings through the following primary initiatives:

•	Manufacturing efficiencies through automation, Lean manufacturing principles, design for manufacturing, enterprise quality, and packaging optimization,

•	Indirect procurement,

•	Operational efficiencies related to enhanced International clustering and realignment of North America operations, and

•	A reduction in Mattel’s professional workforce to drive efficiencies throughout the organization and align its infrastructure with realistic revenue assumptions, which resulted in severance and other termination-related costs of approximately $22 million in the first quarter of 2014.

For the first quarter of 2014, Mattel realized gross cost savings excluding severance charges and investments of approximately $16 million (or approximately $8 million of net expense including severance charges and investments). Of the gross cost savings realized in the first quarter of 2014, approximately $12 million was reflected within gross profit, approximately $3 million within other selling and administrative expenses, and approximately $1 million within advertising and promotion expenses.

From the commencement of Operational Excellence 3.0 through March 31, 2014, Mattel has realized approximately $76 million of cumulative gross cost savings. Mattel continues to be on track to realize approximately $175 million in sustainable cumulative gross savings by the end of 2014.

Income Taxes

Mattel’s provision for income taxes was $1.8 million in the first quarter of 2014, as compared to $5.7 million in the first quarter of 2013. In the first quarter of 2014, Mattel recognized net discrete tax expense of $3.7 million primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. In the first quarter of 2013, Mattel recognized net discrete tax benefits of $4.0 million primarily related to enacted tax law changes.

In the normal course of business, Mattel is regularly audited by federal, state and foreign tax authorities. The IRS is currently auditing Mattel’s 2010 and 2011 federal income tax returns. Mattel expects that the completion of the audit will occur in the second quarter of 2014.

Based on the current status of federal, state and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $40 million to $60 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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

Of Mattel’s $897.3 million in cash and equivalents as of March 31, 2014, approximately $788 million is held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated by its domestic operations, the unused Credit Facility of $1.60 billion as of March 31, 2014, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of March 31, 2014, Mattel had available incremental borrowing resources totaling $1.60 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Operating Activities

Cash flows provided by operating activities were $60.6 million in the first three months of 2014, as compared to cash flows used for operating activities of $62.4 million in the first three months of 2013. The change in cash flows from operating activities was primarily due to lower working capital usage, partially offset by lower net income.

Investing Activities

Cash flows used for investing activities were $29.6 million in the first three months of 2014, as compared to $65.6 million in the first three months of 2013. The decrease in cash flows used for investing activities was primarily due to proceeds from foreign currency forward exchange contracts and lower purchases of other property, plant, and equipment.

Financing Activities

Cash flows used for financing activities were $168.9 million in the first three months of 2014, as compared to cash flows provided by financing activities of $57.3 million in the first three months of 2013. The change in cash flows from financing activities was primarily due to net proceeds from long-term borrowings in 2013 and lower proceeds from the exercise of stock options, partially offset by repayments of long-term borrowings in 2013.

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

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the three months ended March 31, 2014. As of March 31, 2014, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.20 to 1 (compared to a maximum allowed of 3.00 to 1), and Mattel’s interest coverage ratio was 17.74 to 1 (compared to a minimum required of 3.50 to 1).

The credit agreement is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. Mattel expects to extend the majority of these credit lines throughout 2014.

Mattel believes its cash on hand, amounts available under its credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2014.

Financial Position

Mattel’s cash and equivalents decreased $142.0 million to $897.3 million at March 31, 2014, as compared to $1.04 billion at December 31, 2013. The decrease was primarily due to dividend payments, purchases of tools, dies, and molds and other property, plant, and equipment, and share repurchases, partially offset by lower working capital usage.

Accounts receivable decreased $497.5 million to $762.6 million at March 31, 2014, as compared to $1.26 billion at December 31, 2013. Inventory increased $82.0 million to $650.8 million at March 31, 2014, as compared to $568.8 million at December 31, 2013. The decrease in accounts receivable and increase in inventory were primarily due to the seasonality of Mattel’s business.

Accounts payable and accrued liabilities decreased $354.4 million to $661.0 million at March 31, 2014, as compared to $1.02 billion at December 31, 2013. The decrease was primarily due to the timing and amount of payments for various liabilities, including advertising and promotion, incentive compensation, and royalties.

As of March 31, 2014, Mattel had no foreign short-term borrowings outstanding, which is a decrease of $4.3 million from December 31, 2013. Noncurrent long-term debt was $1.60 billion at both March 31, 2014 and December 31, 2013.

A summary of Mattel’s capitalization is as follows:

	March 31, 2014		March 31, 2013		December 31, 2013
	(In millions, except percentage information)
2010 Senior Notes	$500.0	10%	$500.0	9%	$500.0	9%
2011 Senior Notes	600.0	11	600.0	12	600.0	12
2013 Senior Notes	500.0	10	500.0	9	500.0	9

Total noncurrent long-term debt	1,600.0	31	1,600.0	30	1,600.0	30
Other noncurrent liabilities	499.5	9	647.0	12	540.6	10
Stockholders’ equity	3,097.5	60	3,048.2	58	3,251.6	60

	$5,197.0	100%	$5,295.2	100%	$5,392.2	100%

Mattel’s debt-to-total capital ratio, including short-term borrowings and current portion of long-term debt, decreased from 35.2% at March 31, 2013 to 34.1% at March 31, 2014 as a result of lower borrowings and an increase in stockholders’ equity. Mattel’s objective is to maintain a year-end debt-to-capital ratio of about 35%.

Litigation

See Item 1 “Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q.

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2013 and did not change during the first three months of 2014.

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

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Revenues by Segment
North America	$441,431	$456,469
International	489,239	527,011
American Girl	110,558	104,950

Gross sales	1,041,228	1,088,430
Sales adjustments	(95,051)	(92,824)

Net sales	$946,177	$995,606

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during the first quarter of 2014 were related to its net investments in entities having functional currencies denominated in the Brazilian real, Australian dollar, Indonesian rupiah, and Argentine peso.

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

Venezuelan Operations

Since January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary uses the US dollar as its functional currency, and monetary assets and liabilities denominated in Venezuelan bolivar fuerte (“BsF”) generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the US dollar. From January 2010 through January 2013, Mattel’s Venezuelan subsidiary used the Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”) rate, which was controlled by the Central Bank of Venezuela, to remeasure monetary assets and liabilities denominated in BsF. The SITME rate was quoted at 5.30 BsF per US dollar as of December 31, 2012.

During February 2013, the Central Bank of Venezuela revised its official exchange rate to 6.30 BsF per US dollar and eliminated the SITME rate. Since February 2013, Mattel’s Venezuelan subsidiary has used the official exchange rate as its remeasurement rate. The change in the exchange rate resulted in an unrealized foreign currency exchange loss of approximately $5 million, which was primarily recognized within other non-operating (income) expense, net in the consolidated statements of operations in the first quarter of 2013.

During March 2013, the Venezuelan government announced a complementary currency exchange system, the Sistema Complementario de Administracion de Divisas 1 (“SICAD 1”). Participation in SICAD 1 is controlled by the Venezuelan government. SICAD 1 is intended to function as an auction system, allowing entities in specific sectors to bid for US dollars to be used for specified import transactions. During December 2013, the government regulation that created SICAD 1 was amended to expand its use and to require publication of the average exchange rate implied by transactions settled in SICAD 1 auctions. Currently, it is unclear as to whether companies are able to remit dividends using SICAD 1. In January 2014, the Venezuelan government announced a new foreign currency administration body, the National Center for Foreign Commerce (“CENCOEX”), which approves certain transactions at the official rate.

During February 2014, the Venezuelan government created a third currency exchange system called the Sistema Complementario de Administracion de Divisas 2 (“SICAD 2”), which is expected to provide a greater supply of US dollars from sources other than the Venezuelan government, is expected to allow all sectors and companies to participate, and is expected to permit US dollars to be offered in cash or bonds. Foreign exchange transactions in SICAD 2 will be regulated by the Central Bank of Venezuela and administered by registered banks, brokerage firms, and exchange houses that have been authorized by the Central Bank of Venezuela.

Mattel has not accessed US dollars in Venezuela through SICAD 1 and does not expect to be able to access the SICAD 1 rate in the foreseeable future. Mattel is currently monitoring and assessing the currency exchange rates and restrictions associated with SICAD 1. Based on a number of factors, including the restrictions placed on eligible participants, the amount of US dollars available to purchase through the auction process, and the ineligibility of past import transactions to be settled through SICAD 1, Mattel does not currently believe it is appropriate to use the SICAD 1 rate as its remeasurement rate. However, had Mattel used the SICAD 1 rate of 10.70 BsF per US dollar as of March 31, 2014 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $9 million in its consolidated statement of operations.

Since SICAD 2 began operations on March 24, 2014, Mattel has not been able to access US dollars in Venezuela through SICAD 2. Mattel is currently monitoring the restrictions associated with SICAD 2 and, as Mattel has been unable to access the SICAD 2 system, it does not currently believe it is appropriate to use the SICAD 2 rate as its remeasurement rate. However, had Mattel used the SICAD 2 rate of 50.85 BsF per US dollar as of March 31, 2014 as its remeasurement rate, it would have resulted in a pre-tax charge of approximately $19 million in its consolidated statement of operations.

Mattel’s Venezuelan subsidiary represented less than 0.1% of Mattel’s consolidated net sales in the first quarter of 2014 and had approximately $21 million of net monetary assets denominated in BsF as of March 31, 2014. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $95 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Bryan G. Stockton, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The content of Part I, Item 1 “Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in Mattel’s 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

During the first quarter of 2014, Mattel did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the first quarter of 2014:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1—31	15,603	$46.47	—	$380,178,489
February 1—28	679,312	36.47	—	380,178,489
March 1—31	742,969	37.66	735,600	352,490,163

Total	1,437,884	$37.19	735,600	$352,490,163

(1)	The total number of shares purchased includes 702,284 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.
(2)	Mattel’s share repurchase program was first announced on July 21, 2003. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007

3.1	Amended and Restated By-laws of Mattel, Inc.	10-Q	001-05647	3.1	July 20, 2011

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-Q	001-05647	4.0	August 3, 2007

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated April 29, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated April 29, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certifications of Principal Executive Officer and Principal Financial Officer dated April 29, 2014 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC.
Registrant

By:	/s/ H. Scott Topham
H. Scott Topham
Senior Vice President and Corporate
Controller (Duly authorized officer and
chief accounting officer)

Date: April 29, 2014