Form 10-Q
period 2014-06-30
MATTEL INC /DE/
filed 2014-07-29
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of July 21, 2014:

337,847,854 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	June 30, 2013	December 31, 2013
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$518,217	$823,019	$1,039,216
Accounts receivable, net	878,858	945,727	1,260,105
Inventories	885,359	793,611	568,843
Prepaid expenses and other current assets	602,874	564,804	509,829

Total current assets	2,885,308	3,127,161	3,377,993

Noncurrent Assets
Property, plant, and equipment, net	704,433	621,168	659,333
Goodwill	1,398,766	1,072,084	1,083,239
Other noncurrent assets	1,489,989	1,375,979	1,319,061

Total Assets	$6,478,496	$6,196,392	$6,439,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$20,481	$40,701	$4,278
Current portion of long-term debt	—	50,000	—
Accounts payable	385,655	337,511	375,328
Accrued liabilities	481,843	584,201	640,155
Income taxes payable	20,651	25,978	27,679

Total current liabilities	908,630	1,038,391	1,047,440

Noncurrent Liabilities
Long-term debt	2,100,000	1,600,000	1,600,000
Other noncurrent liabilities	518,299	636,553	540,627

Total noncurrent liabilities	2,618,299	2,236,553	2,140,627

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,771,095	1,778,242	1,784,445
Treasury stock at cost: 103.7 million shares, 96.2 million shares, and 102.1 million shares, respectively	(2,534,981)	(2,156,651)	(2,448,701)
Retained earnings	3,674,348	3,374,408	3,918,122
Accumulated other comprehensive loss	(400,264)	(515,920)	(443,676)

Total stockholders’ equity	2,951,567	2,921,448	3,251,559

Total Liabilities and Stockholders’ Equity	$6,478,496	$6,196,392	$6,439,626

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,062,252	$1,169,109	$2,008,429	$2,164,715
Cost of sales	569,682	569,101	1,034,328	1,024,656

Gross Profit	492,570	600,008	974,101	1,140,059
Advertising and promotion expenses	99,853	113,403	190,687	217,943
Other selling and administrative expenses	391,709	391,815	776,188	761,495

Operating Income	1,008	94,790	7,226	160,621
Interest expense	18,965	18,259	36,211	38,596
Interest (income)	(2,186)	(1,289)	(3,465)	(2,689)
Other non-operating (income) expense, net	(1,400)	(909)	(1,728)	1,820

(Loss) Income Before Income Taxes	(14,371)	78,729	(23,792)	122,894
(Benefit) provision for income taxes	(42,696)	5,381	(40,899)	11,035

Net Income	$28,325	$73,348	$17,107	$111,859

Net Income Per Common Share—Basic	$0.08	$0.21	$0.05	$0.32

Weighted average number of common shares	338,709	346,614	339,463	345,453

Net Income Per Common Share—Diluted	$0.08	$0.21	$0.05	$0.32

Weighted average number of common and potential common shares	340,644	350,424	341,594	349,503

Dividends Declared Per Common Share	$0.38	$0.36	$0.76	$0.72

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited; in thousands)
Net Income	$28,325	$73,348	$17,107	$111,859
Other Comprehensive Income (Loss), Net of Tax:
Currency translation adjustments	33,506	(37,383)	37,378	(64,762)
Defined benefit pension plans net prior service credit and net actuarial loss	2,657	3,434	4,745	6,865
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(5,536)	(872)	(4,308)	7,266
Reclassification adjustment for realized losses (gains) included in net income	2,830	326	5,597	(803)

	(2,706)	(546)	1,289	6,463

Other Comprehensive Income (Loss), Net of Tax	33,457	(34,495)	43,412	(51,434)

Comprehensive Income	$61,782	$38,853	$60,519	$60,425

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$17,107	$111,859
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	97,582	86,647
Amortization	12,242	8,331
Asset impairment	—	14,000
Deferred income taxes	(28,971)	(26,182)
Tax benefits from share-based payment arrangements	(16,628)	(40,113)
Share-based compensation	24,472	27,581
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	414,563	261,907
Inventories	(231,120)	(348,613)
Prepaid expenses and other current assets	(79,710)	(41,182)
Accounts payable, accrued liabilities, and income taxes payable	(266,647)	(344,817)
Other, net	(22,047)	4,671

Net cash flows used for operating activities	(79,157)	(285,911)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(70,538)	(59,341)
Purchases of other property, plant, and equipment	(37,877)	(55,538)
Payments for acquisition, net of cash acquired	(423,309)	—
Proceeds (payments) from foreign currency forward exchange contracts	6,615	(15,135)
Other, net	367	(2,462)

Net cash flows used for investing activities	(524,742)	(132,476)

Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(4,278)	(9,844)
Proceeds from short-term borrowings, net	20,481	40,701
Payments of credit facility renewal costs	—	(4,003)
Payments of long-term borrowings	(44,587)	(350,000)
Proceeds from long-term borrowings, net	495,458	495,260
Share repurchases	(128,165)	(150,787)
Payments of dividends on common stock	(257,669)	(249,083)
Proceeds from exercise of stock options	14,566	106,826
Tax benefits from share-based payment arrangements	16,628	40,113
Other, net	(29,350)	(3,436)

Net cash flows provided by (used for) financing activities	83,084	(84,253)

Effect of Currency Exchange Rate Changes on Cash	(184)	(10,052)

Decrease in Cash and Equivalents	(520,999)	(512,692)
Cash and Equivalents at Beginning of Period	1,039,216	1,335,711

Cash and Equivalents at End of Period	$518,217	$823,019

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

Accounts receivable are net of allowances for doubtful accounts of $21.4 million, $35.9 million, and $20.4 million as of June 30, 2014, June 30, 2013, and December 31, 2013, respectively.

3.	Inventories

Inventories include the following:

	June 30, 2014	June 30, 2013	December 31, 2013
	(In thousands)
Raw materials and work in process	$140,407	$142,950	$89,863
Finished goods	744,952	650,661	478,980

	$885,359	$793,611	$568,843

4.	Property, Plant, and Equipment

Property, plant, and equipment, net includes the following:

	June 30, 2014	June 30, 2013	December 31, 2013
	(In thousands)
Land	$27,666	$26,605	$27,555
Buildings	272,169	268,985	269,874
Machinery and equipment	709,002	680,861	673,546
Software	317,388	275,626	301,284
Tools, dies, and molds	763,490	709,723	713,749
Capital leases	23,921	23,271	23,271
Leasehold improvements	233,937	221,322	230,271

	2,347,573	2,206,393	2,239,550
Less: accumulated depreciation	(1,643,140)	(1,585,225)	(1,580,217)

	$704,433	$621,168	$659,333

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

The change in the carrying amount of goodwill by operating segment for the six months ended June 30, 2014 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	December 31, 2013	Acquisition	Currency Exchange Rate Impact	June 30, 2014
	(In thousands)
North America	$547,595	$171,062	$1,267	$719,924
International	321,656	139,960	3,262	464,878
American Girl	213,988	—	(24)	213,964

Total goodwill	$1,083,239	$311,022	$4,505	$1,398,766

Acquisition of MEGA Brands Inc.

On April 30, 2014, Mattel acquired MEGA Brands Inc., a corporation incorporated under the laws of Canada (“MEGA Brands”), pursuant to the Arrangement Agreement dated as of February 27, 2014, between MEGA Brands, Mattel Overseas Operations Ltd., a corporation incorporated under the laws of Bermuda, Mattel-MEGA Holdings Inc., a corporation incorporated under the laws of Canada (the “Purchasing Subsidiary”), and, with respect to certain provisions thereof, Mattel (the “Arrangement Agreement”). Pursuant to the terms set forth in the Arrangement Agreement, Mattel indirectly acquired, through the Purchasing Subsidiary, 100% of the issued and outstanding common shares and warrants of MEGA Brands for total cash consideration of $454.9 million, including payment for cash acquired of $31.6 million. The acquisition of MEGA Brands will build upon Mattel’s portfolio of brands by expanding into the construction building sets and arts and crafts categories.

The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values. As a result of the acquisition, Mattel recognized $95.0 million of identifiable intangible assets (primarily related to trade names and existing product lines), $48.9 million of net assets acquired (which included $31.6 million of cash, $85.6 million of inventory, $33.6 million of property, plant, and equipment, $67.5 million of accounts payable and accrued liabilities, $44.6 million of long-term debt, and $10.2 million of other net assets), and $311.0 million of goodwill, which is not deductible for tax purposes. The fair values of the identifiable intangible assets related to trade names were based on the relief from royalty method, using Level 3 inputs within the fair value hierarchy, which included forecasted future cash flows, long-term revenue growth rates, royalty rates, and discount rates. The fair values of the identifiable intangible assets related to existing product lines were estimated based on the multi-period excess earnings method, using Level 3 inputs within the fair value hierarchy, which included forecasted future cash flows, long-term revenue growth rates, and discount rates. Goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the business, as well as the complementary strategic fit and the resulting synergies it brings to Mattel’s existing operations. Mattel is in the process of finalizing the valuation of the assets acquired and liabilities assumed. The determination of the final values of assets acquired and liabilities assumed may result in adjustments to the values presented and a corresponding adjustment to goodwill.

Additionally, during the three and six months ended June 30, 2014, Mattel recognized approximately $4 million of integration costs and approximately $7 million of transaction costs. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	June 30, 2014	June 30, 2013	December 31, 2013
	(In thousands)
Nonamortizable identifiable intangibles	$517,378	$504,241	$504,241
Deferred income taxes	424,184	439,937	373,638
Identifiable intangibles (net of amortization of $77.2 million, $68.8 million, and $68.3 million, respectively)	261,636	182,005	176,579
Other	286,791	249,796	264,603

	$1,489,989	$1,375,979	$1,319,061

In connection with the acquisition of MEGA Brands, as more fully described in “Note 5 to the Consolidated Financial Statements—Goodwill” of this Quarterly Report on Form 10-Q, Mattel recognized $95.0 million of amortizable identifiable intangible assets, primarily related to trade names and existing product lines.

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

7.	Accrued Liabilities

Accrued liabilities include the following:

	June 30, 2014	June 30, 2013	December 31, 2013
	(In thousands)
Royalties	$63,366	$55,904	$100,542
Advertising and promotion	52,506	9,378	76,453
Taxes other than income taxes	33,530	48,492	70,121
Litigation accrual	—	137,800	—
Other	332,441	332,627	393,039

	$481,843	$584,201	$640,155

8.	Seasonal Financing

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

The amended credit facility has a borrowing capacity of up to $1.60 billion over a term of five years. Prior to the amendment, the facility permitted Mattel to borrow up to $1.40 billion and had two years remaining to maturity. The proportion of unamortized debt issuance costs from the prior facility renewal related to creditors involved in both the prior facility and amended facility and borrowing costs incurred as a result of the amendment were deferred, and such costs will be amortized over the term of the amended facility.

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at June 30, 2014.

The credit agreement is a material agreement and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-Term Debt

Long-term debt includes the following:

	June 30, 2014	June 30, 2013	December 31, 2013
	(In thousands)
Medium-term notes	$—	$50,000	$—
2010 Senior Notes due October 2020 and October 2040	500,000	500,000	500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000	500,000
2014 Senior Notes due May 2019	500,000	—	—

	2,100,000	1,650,000	1,600,000
Less: current portion	—	(50,000)	—

Total long-term debt	$2,100,000	$1,600,000	$1,600,000

In May 2014, Mattel issued $500.0 million aggregate principal amount of 2.35% senior unsecured notes due May 6, 2019 (“2014 Senior Notes”). Interest on the 2014 Senior Notes is payable semi-annually on May 6 and November 6 of each year, beginning November 6, 2014. Mattel may redeem all or part of the 2014 Senior Notes at any time or from time to time at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to but excluding the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 12.5 basis points.

During the second quarter of 2014, Mattel repaid $44.6 million of long-term borrowings assumed through the acquisition of MEGA Brands.

During the fourth quarter of 2013, Mattel repaid $50.0 million of its Medium-term notes in connection with their scheduled maturities.

10.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	June 30, 2014	June 30, 2013	December 31, 2013
	(In thousands)
Benefit plan liabilities	$191,817	$279,005	$193,046
Noncurrent tax liabilities	157,639	202,441	186,055
Other	168,843	155,107	161,526

	$518,299	$636,553	$540,627

11.	Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended June 30, 2014
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2014	$(6,794)	$(129,858)	$(297,069)	$(433,721)
Other comprehensive (loss) income before reclassifications	(5,536)	464	33,506	28,434
Amounts reclassified from accumulated other comprehensive income (loss)	2,830	2,193	—	5,023

Net (decrease) increase in other comprehensive income	(2,706)	2,657	33,506	33,457

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2014	$(9,500)	$(127,201)	$(263,563)	$(400,264)

	For the Six Months Ended June 30, 2014
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2013	$(10,789)	$(131,946)	$(300,941)	$(443,676)
Other comprehensive (loss) income before reclassifications	(4,308)	372	37,378	33,442
Amounts reclassified from accumulated other comprehensive income (loss)	5,597	4,373	—	9,970

Net increase in other comprehensive income	1,289	4,745	37,378	43,412

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2014	$(9,500)	$(127,201)	$(263,563)	$(400,264)

	For the Three Months Ended June 30, 2013
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2013	$4,426	$(187,225)	$(298,626)	$(481,425)
Other comprehensive (loss) income before reclassifications	(872)	314	(37,383)	(37,941)
Amounts reclassified from accumulated other comprehensive income (loss)	326	3,120	—	3,446

Net (decrease) increase in other comprehensive income	(546)	3,434	(37,383)	(34,495)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2013	$3,880	$(183,791)	$(336,009)	$(515,920)

	For the Six Months Ended June 30, 2013
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2012	$(2,583)	$(190,656)	$(271,247)	$(464,486)
Other comprehensive income (loss) before reclassifications	7,266	625	(64,762)	(56,871)
Amounts reclassified from accumulated other comprehensive income (loss)	(803)	6,240	—	5,437

Net increase (decrease) in other comprehensive income	6,463	6,865	(64,762)	(51,434)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2013	$3,880	$(183,791)	$(336,009)	$(515,920)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statement of operations:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Loss on foreign currency forward exchange contracts	$(2,859)	$(318)	Cost of sales
	29	(8)	Provision for income taxes

	$(2,830)	$(326)	Net income

Defined Benefit Pension Plans
Amortization of prior service credit	$264	$126	(a)
Recognized actuarial loss	(3,664)	(5,146)	(a)

	(3,400)	(5,020)
	1,207	1,900	Provision for income taxes

	$(2,193)	$(3,120)	Net income

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	Statements of Operations Classification
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange contracts	$(5,577)	$813	Cost of sales
	(20)	(10)	Provision for income taxes

	$(5,597)	$803	Net income

Defined Benefit Pension Plans
Amortization of prior service credit	$528	$252	(a)
Recognized actuarial loss	(7,326)	(10,292)	(a)

	(6,798)	(10,040)
	2,425	3,800	Provision for income taxes

	$(4,373)	$(6,240)	Net income

(a)	The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net gain of $37.4 million for the six months ended June 30, 2014, primarily due to the strengthening of the British pound sterling, Brazilian real, and Australian dollar against the US dollar, partially offset by the weakening of the Euro. Currency translation adjustments resulted in a net loss of $64.8 million for the six months ended June 30, 2013, primarily due to the weakening of the Euro, Brazilian real, British pound sterling, and Australian dollar against the US dollar.

12.	Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of June 30, 2014, June 30, 2013, and December 31, 2013, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.43 billion, $1.43 billion, and $1.55 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		June 30, 2014	June 30, 2013	December 31, 2013
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$2,938	$7,389	$415
Foreign currency forward exchange contracts	Other noncurrent assets	541	—	—

Total derivatives designated as hedging instruments		$3,479	$7,389	$415

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$4,323	$—	$1,895

Total		$7,802	$7,389	$2,310

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		June 30, 2014	June 30, 2013	December 31, 2013
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$10,028	$2,436	$12,432
Foreign currency forward exchange contracts	Other noncurrent liabilities	75	—	470

Total derivatives designated as hedging instruments		$10,103	$2,436	$12,902

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$299	$2,642	$1,711

Total		$10,402	$5,078	$14,613

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended June 30, 2014		For the Three Months Ended June 30, 2013		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(5,536)	$(2,830)	$(872)	$(326)	Cost of sales

	For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(4,308)	$(5,597)	$7,266	$803	Cost of sales

The net losses of $2.8 million and $5.6 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and six months ended June 30, 2014, respectively, and the net loss of $0.3 million and net gain of $0.8 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and six months ended June 30, 2013, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$2,216	$(3,546)	Non-operating income/expense
Foreign currency forward exchange contracts	(1,085)	(372)	Cost of sales

Total	$1,131	$(3,918)

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$9,769	$(17,321)	Non-operating income/expense
Foreign currency forward exchange contracts	686	31	Cost of sales

Total	$10,455	$(17,290)

The net gains of $1.1 million and $10.5 million recognized in the consolidated statements of operations for the three and six months ended June 30, 2014, respectively, and the net losses of $3.9 million and $17.3 million recognized in the consolidated statements of operations for the three and six months ended June 30, 2013, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

13.	Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$7,802	$—	$7,802
Auction rate security (b)	—	—	31,312	31,312

Total assets	$—	$7,802	$31,312	$39,114

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$10,402	$—	$10,402

	June 30, 2013
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$7,389	$—	$7,389
Auction rate security (b)	—	—	23,222	23,222

Total assets	$—	$7,389	$23,222	$30,611

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$5,078	$—	$5,078

	December 31, 2013
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$2,310	$—	$2,310
Auction rate security (b)	—	—	28,895	28,895

Total assets	$—	$2,310	$28,895	$31,205

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$14,613	$—	$14,613

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

(b)	The fair value of the auction rate security is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, (iii) illiquidity considerations, and (iv) market correlation.

The following table presents information about Mattel’s auction rate security measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2013	$28,895
Unrealized gain	2,417

Balance at June 30, 2014	$31,312

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The fair values of these instruments approximate their carrying values because of their short-term nature and are classified as Level 2 within the fair value hierarchy.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.19 billion (compared to a carrying value of $2.10 billion) as of June 30, 2014, $1.69 billion (compared to a carrying value of $1.65 billion) as of June 30, 2013, and $1.62 billion (compared to a carrying value of $1.60 billion) as of December 31, 2013. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands, except per share amounts)
Basic:
Net income	$28,325	$73,348	$17,107	$111,859
Less: net income allocable to participating RSUs (a)	(265)	(725)	(199)	(1,131)

Net income available for basic common shares	$28,060	$72,623	$16,908	$110,728

Weighted average common shares outstanding	338,709	346,614	339,463	345,453

Basic net income per common share	$0.08	$0.21	$0.05	$0.32

Diluted:
Net income	$28,325	$73,348	$17,107	$111,859
Less: net income allocable to participating RSUs (a)	(270)	(730)	(212)	(1,147)

Net income available for diluted common shares	$28,055	$72,618	$16,895	$110,712

Weighted average common shares outstanding	338,709	346,614	339,463	345,453
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	1,935	3,810	2,131	4,050

Weighted average number of common and potential common shares	340,644	350,424	341,594	349,503

Diluted net income per common share	$0.08	$0.21	$0.05	$0.32

(a)	During the three and six months ended June 30, 2014 and 2013, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 1.5 million and 0.1 million shares were excluded from the calculation of diluted net income per common share for the three months ended June 30, 2014 and 2013, respectively, because they were antidilutive. Nonqualified stock options and non-participating RSUs totaling 1.4 million and 0.1 million shares were excluded from the calculation of diluted net income per common share for the six months ended June 30, 2014 and 2013, respectively, because they were antidilutive.

15.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in “Note 4 to the Consolidated Financial Statements–Employee Benefit Plans” in its 2013 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Service cost	$2,715	$3,789	$5,312	$7,688
Interest cost	6,978	6,635	13,919	13,265
Expected return on plan assets	(8,020)	(7,329)	(16,023)	(14,658)
Amortization of prior service credit	(264)	(126)	(528)	(252)
Recognized actuarial loss	3,589	5,106	7,176	10,212

	$4,998	$8,075	$9,856	$16,255

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Service cost	$20	$22	$40	$44
Interest cost	452	338	904	676
Recognized actuarial loss	75	40	150	80

	$547	$400	$1,094	$800

During the six months ended June 30, 2014, Mattel made cash contributions totaling approximately $7 million and $1 million to its defined benefit pension and postretirement benefit plans, respectively.

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

Compensation expense, included within other selling and administrative expenses in the consolidated statement of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Stock option compensation expense	$1,674	$1,609	$4,234	$4,218
RSU compensation expense	10,105	12,110	20,238	23,363

	$11,779	$13,719	$24,472	$27,581

As of June 30, 2014, total unrecognized compensation cost related to unvested share-based payments totaled $67.5 million and is expected to be recognized over a weighted-average period of 1.7 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the six months ended June 30, 2014 and 2013 was $14.6 million and $106.8 million, respectively.

17.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Design and development	$51,562	$47,411	$101,059	$95,384
Identifiable intangible asset amortization	7,622	2,928	10,253	5,731

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

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Operating income	$7,722	$3,235	$15,791	$14,115
Other non-operating income (expense), net	8	(1,054)	(924)	(922)

Net transaction gains	$7,730	$2,181	$14,867	$13,193

19.	Income Taxes

Mattel’s benefit for income taxes was $40.9 million for the six months ended June 30, 2014, as compared to a provision for income taxes of $11.0 million for the six months ended June 30, 2013. During the three and six months ended June 30, 2014, Mattel recognized net discrete tax benefits of $40.1 million and $36.4 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. During the three and six months ended June 30, 2013, Mattel recognized net discrete tax benefits of $11.2 million and $15.2 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

In the first quarter of 2014, Mattel adopted Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which generally requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the applicable tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. Mattel reclassified unrecognized tax benefits of approximately $44 million, primarily recorded within other noncurrent liabilities, against its noncurrent deferred tax assets upon adoption in the first quarter of 2014. There was no impact on Mattel’s operating results.

In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. In May 2014, the IRS completed its audit of Mattel’s 2010 and 2011 federal income tax returns. Additionally, the statutes of limitations lapsed with respect to other domestic and foreign jurisdictions. As a result of these events, Mattel recognized net discrete tax benefits of $40.1 million during the three months ended June 30, 2014.

Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $38 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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

On January 13, 2014, MGA filed a new, but virtually identical, trade-secrets claim against Mattel in Los Angeles County Superior Court. Mattel was served with the complaint on January 23, 2014. In its complaint, MGA purports to seek damages in excess of $1 billion. Mattel believes that MGA’s claim should be barred as a matter of law, and intends to vigorously defend against it. Accordingly, Mattel believes that the risk that Mattel will incur a loss on this claim is remote, and therefore, a liability has not been accrued as of June 30, 2014.

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

In September 2010, Yellowstone filed a further appeal. Under Brazilian law, the appeal was de novo and Yellowstone restated all of the arguments it made at the trial court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The appeals court held hearings on the appeal in March and April 2013. On July 26, 2013, the appeals court awarded Yellowstone approximately $17 million in damages, as adjusted for inflation and interest. The appeals court also awarded Mattel approximately $8 million on its counterclaim, as adjusted for inflation. On August 2, 2013, Mattel filed a motion for clarification since the written decision contained clear errors in terms of amounts awarded and interest and inflation adjustments. Mattel’s motion also asked the court to decide whether Yellowstone’s award could be offset by the counterclaim award, despite Yellowstone’s status as a bankrupt entity. Yellowstone also filed a motion for clarification on August 5, 2013. A decision on the clarification motions is expected in the third quarter of 2014. Mattel intends to appeal the appeals court decision to the Superior Court based on both procedural and substantive grounds.

Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $22 million. The high end of this range, approximately $22 million, is based on the calculation of the current amount of the damages and loss of profits, including interest and inflation adjustments, reported in the first court-appointed examination report submitted in the lawsuit, plus attorney’s fees. Mattel do Brasil may be entitled to offset its counterclaim award of approximately $9 million, current amount including inflation adjustment, against such loss. The existence of pending motions for clarification filed by both parties and the resulting clarification decision expected to be issued in the third quarter of 2014, as well as the procedural aspects of an appeal to the Superior Court, adds some uncertainty to the final outcome of the matter. Mattel is awaiting the outcome of the clarification decision before it files an appeal with the Superior Court. Mattel believes, however, that it has valid legal grounds for appeal of the appeals court decision and does not believe that a loss is probable for this matter. Accordingly, a liability has not been accrued as of June 30, 2014. Mattel may be required by the trial court to place a bond or the full amount of the damage award in escrow pending an appeal decision by the Superior Court.

21.	Segment Information

Mattel, through its subsidiaries, sells a broad variety of toy products which are grouped into four major brand categories, including the introduction of the Construction and Arts & Crafts brand category in the second quarter of 2014:

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

Construction and Arts & Crafts Brands—including MEGA BLOKS®, RoseArt®, and Board Dudes®.

Mattel’s operating segments are: (i) North America, which consists of the US and Canada, (ii) International, and (iii) American Girl. The North America and International segments sell products in the Mattel Girls & Boys Brands, Fisher-Price Brands, and Construction and Arts & Crafts Brands categories, although some are developed and adapted for particular international markets.

Segment Data

The following tables present information about revenues, income, and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales” and reconciled to net sales in Part I, Item 2 “Non-GAAP Financial Measure” of this Quarterly Report on Form 10-Q). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income represents each segment’s operating income, while consolidated operating income represents income from operations before net interest, other non-operating (income) expense, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency rates on intercompany transactions.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Revenues by Segment
North America	$513,463	$566,471	$954,894	$1,022,940
International	569,936	627,896	1,059,175	1,154,907
American Girl	87,731	83,757	198,289	188,707

Gross sales	1,171,130	1,278,124	2,212,358	2,366,554
Sales adjustments	(108,878)	(109,015)	(203,929)	(201,839)

Net sales	$1,062,252	$1,169,109	$2,008,429	$2,164,715

Segment Income (Loss)
North America	$39,497	$83,966	$88,220	$152,093
International	30,854	77,100	62,334	139,095
American Girl	(1,263)	(4,792)	7,981	7,163

	69,088	156,274	158,535	298,351
Corporate and other expense (a)	(68,080)	(61,484)	(151,309)	(137,730)

Operating income	1,008	94,790	7,226	160,621
Interest expense	18,965	18,259	36,211	38,596
Interest (income)	(2,186)	(1,289)	(3,465)	(2,689)
Other non-operating (income) expense, net	(1,400)	(909)	(1,728)	1,820

(Loss) Income before income taxes	$(14,371)	$78,729	$(23,792)	$122,894

(a)	Corporate and other expense includes severance and other termination-related costs of $12.6 million and $34.1 million for the three and six months ended June 30, 2014, respectively, and $8.0 million and $13.5 million for the three and six months ended June 30, 2013, respectively, and share-based compensation expense of $11.8 million and $24.5 million for the three and six months ended June 30, 2014, respectively, and $13.7 million and $27.6 million for the three and six months ended June 30, 2013, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	June 30, 2014	June 30, 2013	December 31, 2013
	(In thousands)
Assets by Segment
North America	$700,968	$645,334	$723,886
International	835,707	850,907	920,770
American Girl	135,395	117,011	100,438

	1,672,070	1,613,252	1,745,094
Corporate and other	92,147	126,086	83,854

Accounts receivable and inventories, net	$1,764,217	$1,739,338	$1,828,948

The table below presents worldwide revenues by brand category:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$688,977	$792,428	$1,345,838	$1,484,598
Fisher-Price Brands	328,766	396,730	600,209	683,995
American Girl Brands	83,146	78,174	189,084	178,629
Construction and Arts & Crafts Brands	61,600	—	61,600	—
Other	8,641	10,792	15,627	19,332

Gross sales	1,171,130	1,278,124	2,212,358	2,366,554
Sales adjustments	(108,878)	(109,015)	(203,929)	(201,839)

Net sales	$1,062,252	$1,169,109	$2,008,429	$2,164,715

22.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. Mattel is currently evaluating the impact of the adoption of ASU 2014-09 on its operating results and financial position.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2014-12 on its operating results and financial position.

23.	Subsequent Event

On July 17, 2014, Mattel announced that its Board of Directors declared a third quarter dividend of $0.38 per common share. The dividend is payable on September 19, 2014 to stockholders of record on August 27, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the discussion that follows, “Mattel” refers to Mattel, Inc. and/or one or more of its family of companies.

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q. Mattel’s business is seasonal with consumers making a large percentage of all toy purchases during the traditional holiday season; therefore, results of operations are comparable only with corresponding periods.

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Mattel is including this Cautionary Statement to caution readers and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “aims,” “estimates,” “projects,” “on track” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. These forward-looking statements are all based on currently available operating, financial, economic and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties detailed in Part 1, Item 1A “Risk Factors” in Mattel’s 2013 Annual Report on Form 10-K.

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

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped into the following categories:

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

Construction and Arts & Crafts Brands—including MEGA BLOKS, RoseArt, and Board Dudes.

Second Quarter 2014 Overview

Although Mattel’s results for the second quarter did not meet management’s expectations, Mattel made significant progress across a number of initiatives to be better positioned in the second half of the year and beyond. These initiatives include completing the acquisition of MEGA Brands, reducing inventory levels, strengthening its management team, shifting marketing spend to the back half of the year, and tightly managing other selling and administrative expenses. As Mattel moves into the second half of the year and the holiday season, it will focus on improving its operating results by bringing innovative products to market, making additional advertising investments, and optimizing the effectiveness of its marketing spend.

Mattel’s second quarter 2014 financial highlights include the following:

•	Net sales for the second quarter of 2014 were $1.06 billion, down 9% as compared to second quarter of 2013 net sales of $1.17 billion.

•	Gross profit as a percentage of net sales for the second quarter of 2014 was 46.4%, a decrease of 490 basis points from the second quarter of 2013.

•	Other selling and administrative expenses in the second quarter of 2014 were $391.7 million, including MEGA Brands’ transaction, integration, and amortization costs of approximately $16 million, as compared to other selling and administrative expenses of $391.8 million, including an asset impairment charge of approximately $14 million, during the second quarter of 2013.

•	Operating income in the second quarter of 2014 was $1.0 million, as compared to $94.8 million in 2013.

•	Mattel paid a second quarter dividend of $0.38 per common share, an increase of 6% as compared to the second quarter 2013 dividend of $0.36 per common share.

•	Mattel repurchased 2.6 million shares of its common stock during the second quarter of 2014 at a cost of approximately $100 million.

Results of Operations—Second Quarter

Consolidated Results

Net sales for the second quarter of 2014 were $1.06 billion, a 9% decrease, as compared to $1.17 billion in the second quarter of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. Net income for the second quarter of 2014 was $28.3 million, or $0.08 per diluted share, as compared to net income of $73.3 million, or $0.21 per diluted share, in the second quarter of 2013. Net income for the second quarter of 2014 was negatively impacted by lower sales volume and lower gross margins, partially offset by a net discrete tax benefit and lower advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the second quarter of 2014 and 2013 (in millions, except percentage and basis point information):

	For the Three Months Ended June 30,				Year/Year Change
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,062.3	100.0%	$1,169.1	100.0%	–9%	—

Gross profit	$492.6	46.4%	$600.0	51.3%	–18%	–490
Advertising and promotion expenses	99.9	9.4	113.4	9.7	–12%	–30
Other selling and administrative expenses	391.7	36.9	391.8	33.5	—	340

Operating income	1.0	0.1	94.8	8.1	–99%	–800
Interest expense	19.0	1.8	18.3	1.6	4%	20
Interest (income)	(2.2)	–0.2	(1.3)	–0.1	70%	–10
Other non-operating (income), net	(1.4)		(0.9)

(Loss) income before income taxes	$(14.4)	–1.4%	$78.7	6.7%	–118%	–810

Sales

Net sales for the second quarter of 2014 were $1.06 billion, a 9% decrease, as compared to $1.17 billion in the second quarter of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point.

The following table provides a summary of Mattel’s consolidated gross sales by brand results for the second quarter of 2014 and 2013:

	For the Three Months Ended June 30,
	2014	2013	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$160.8	$189.2	–15%
Other Girls	210.9	238.2	–11%
Wheels	139.9	144.7	–3%
Entertainment	177.4	220.3	–19%

	689.0	792.4	–13%
Fisher-Price Brands:
Core Fisher-Price	218.5	260.0	–16%
Fisher-Price Friends	89.6	113.8	–21%
Other Fisher-Price	20.7	22.9	–10%

	328.8	396.7	–17%
American Girl Brands	83.1	78.2	6%
Construction and Arts & Crafts Brands	61.6	—	100%
Other	8.6	10.8

Total Gross Sales	$1,171.1	$1,278.1	–8%

Gross sales for Mattel were $1.17 billion in the second quarter of 2014, down $107.0 million or 8%, as compared to $1.28 billion in the second quarter of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in gross sales was due to lower sales of Fisher-Price Friends, Entertainment, Core Fisher-Price, Barbie, and Other Girls products, partially offset by Construction and Arts & Crafts products. Of the 21% decrease in Fisher-Price Friends gross sales, 6% was due to lower sales of Thomas & Friends products, 5% was due to lower sales of Mike the Knight® products, and 4% was due to lower sales of Nickelodeon® products. Of the 19% decrease in Entertainment gross sales, 14% was due to lower sales of Superman® products and 4% was due to lower sales of CARS products. Of the 16% decrease in Core Fisher-Price gross sales, 5% was due to lower sales of Little People products and 5% was due to lower sales of Imaginext products. The 15% decrease in Barbie gross sales was due to lower consumer takeaway, and higher retail inventory levels from prior year in certain international markets. Of the 11% decrease in Other Girls gross sales, 26% was due to lower sales of Monster High products, partially offset by higher sales of Disney Princess® products of 10%. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products.

Cost of Sales

Cost of sales as a percentage of net sales was 53.6% in the second quarter of 2014, as compared to 48.7% in the second quarter of 2013. Cost of sales increased by $0.6 million from $569.1 million in the second quarter of 2013 to $569.7 million in the second quarter of 2014, as compared to a 9% decrease in net sales. Within cost of sales, product and other costs increased by $7.4 million, or 2%, from $453.7 million in the second quarter of 2013 to $461.1 million in the second quarter of 2014; freight and logistics expenses increased by $1.3 million, or 2%, from $65.0 million in the second quarter of 2013 to $66.3 million in the second quarter of 2014; and royalty expense decreased by $8.1 million, or 16%, from $50.4 million in the second quarter of 2013 to $42.3 million in the second quarter of 2014.

Gross Profit

Gross profit as a percentage of net sales decreased from 51.3% in the second quarter of 2013 to 46.4% in the second quarter of 2014. The decrease in gross profit as a percentage of net sales was primarily due to the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, efforts to reduce inventory levels, including higher close-out sales, unfavorable product mix, and higher input costs partially offset by price increases and Operational Excellence 3.0 savings.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased from 9.7% in the second quarter of 2013 to 9.4% in the second quarter of 2014, primarily due to efforts to improve the effectiveness of advertising and a shift in the timing of advertising to later in the year.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $391.7 million, or 36.9% of net sales, in the second quarter of 2014, as compared to $391.8 million, or 33.5% of net sales, in the second quarter of 2013. Other selling and administrative expenses were flat as approximately $16 million of transaction, integration, and amortization costs associated with the MEGA Brands acquisition were partially offset by the absence of a 2013 asset impairment charge of approximately $14 million.

Non-Operating Items

Interest expense increased by $0.7 million from $18.3 million in the second quarter of 2013 to $19.0 million in the second quarter of 2014, primarily due to higher average outstanding borrowings.

Provision for Income Taxes

Mattel’s benefit for income taxes was $42.7 million in the second quarter of 2014, as compared to a provision for income taxes of $5.4 million in the second quarter of 2013. Mattel recognized net discrete tax benefits of $40.1 million and $11.2 million in the second quarter of 2014 and 2013, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the second quarter of 2014 and 2013:

	For the Three Months Ended June 30,
	2014	2013	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$55.5	$65.8	–16%
Other Girls	93.8	102.5	–8%
Wheels	55.7	59.0	–6%
Entertainment	86.9	102.9	–16%

	291.9	330.2	–12%
Fisher-Price Brands:
Core Fisher-Price	107.6	145.2	–26%
Fisher-Price Friends	47.7	66.4	–28%
Other Fisher-Price	19.7	21.3	–8%

	175.0	232.9	–25%
Construction and Arts & Crafts Brands	43.1	—	100%
Other	3.5	3.3

Total Gross Sales	$513.5	$566.4	–9%

Gross sales for the North America segment were $513.5 million in the second quarter of 2014, down $52.9 million or 9%, with no impact from changes in currency exchange rates, as compared to $566.4 million in the second quarter of 2013. The decrease in the North America segment gross sales was primarily due to lower sales of Fisher-Price Friends, Core Fisher-Price, Entertainment, and Barbie products, partially offset by Construction and Arts & Crafts products. Of the 28% decrease in Fisher-Price Friends gross sales, 11% was due to lower sales of Thomas & Friends products, 7% was due to lower sales of Mike the Knight products, and 4% was due to lower sales of Nickelodeon products. Of the 26% decrease in Core Fisher-Price gross sales, 8% was due to lower sales of Little People products and 7% was due to lower sales of Imaginext products. Of the 16% decrease in Entertainment gross sales, 17% was due to lower sales of Superman products. The 16% decrease in Barbie gross sales was due to lower consumer takeaway. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products. Cost of sales increased 1% in the second quarter of 2014, compared to an 11% decrease in net sales, primarily due to higher product and other costs, partially offset by lower royalty expense. Gross margins decreased as a result of the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, and higher input costs partially offset by price increases and Operational Excellence 3.0 savings.

North America segment income decreased by 53% to $39.5 million in the second quarter of 2014, as compared to $84.0 million in the second quarter of 2013, primarily due to lower gross profit, partially offset by lower advertising and promotion expenses and lower other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the second quarter of 2014 versus 2013:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	–9	–2
Europe	–8	1
Latin America	–11	–6
Asia Pacific	–9	–1

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the second quarter of 2014 and 2013:

	For the Three Months Ended June 30,
	2014	2013	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$105.3	$123.4	–15%
Other Girls	117.1	135.7	–14%
Wheels	84.2	85.7	–2%
Entertainment	90.5	117.4	–23%

	397.1	462.2	–14%
Fisher-Price Brands:
Core Fisher-Price	110.9	114.8	–3%
Fisher-Price Friends	41.9	47.4	–12%
Other Fisher-Price	1.0	1.6	–39%

	153.8	163.8	–6%
Construction and Arts & Crafts Brands	18.5	—	100%
Other	0.5	1.9

Total Gross Sales	$569.9	$627.9	–9%

Gross sales for the International segment were $569.9 million in the second quarter of 2014, down $58.0 million or 9%, as compared to $627.9 million in the second quarter of 2013, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. The decrease in the International segment gross sales was primarily due to lower sales of Entertainment, Barbie, Other Girls, and Fisher-Price Friends products, partially offset by Construction and Arts & Crafts products. Of the 23% decrease in Entertainment gross sales, 10% was due to lower sales of Superman products, 6% was due to lower sales of kids games, and 3% was due to lower sales of CARS products. The 15% decrease in Barbie gross sales was due to lower consumer takeaway, and higher retail inventory levels from prior year in certain international markets. Of the 14% decrease in Other Girls gross sales, 29% was due to lower sales of Monster High products, partially offset by higher sales of Disney Princess products of 11%. Of the 12% decline in Fisher-Price Friends gross sales, 4% was due to lower sales of Disney Jake and the Never Land Pirates products and 3% was due to lower sales of Octonauts® products. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products. Cost of sales increased 1% in the second quarter of 2014, compared to a 10% decrease in net sales, primarily due to higher product and other costs, partially offset by lower royalty expense. Gross margins decreased as a result of higher input costs partially offset by price increases, the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, unfavorable product mix, and the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost.

International segment income decreased 60% to $30.9 million in the second quarter of 2014, as compared to $77.1 million in the second quarter of 2013, primarily due to lower gross profit, partially offset by lower advertising and promotion expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the second quarter of 2014 and 2013:

	For the Three Months Ended June 30,
	2014	2013	% Change
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$83.1	$78.2	6%
Other Brands	4.6	5.6	–18%

Total American Girl Segment	$87.7	$83.8	5%

Gross sales for the American Girl segment were $87.7 million in the second quarter of 2014, up $3.9 million or 5%, as compared to $83.8 million in the second quarter of 2013, with no impact from changes in currency exchange rates. Of the 6% increase in American Girl Brands gross sales, 4% was due to higher sales of the 2014 Girl of the Year, Isabelle™. Cost of sales increased 8% in the second quarter of 2014, as compared to a 6% increase in net sales, primarily due to higher product and other costs. Gross margins decreased as a result of higher input costs partially offset by price increases and unfavorable product mix.

American Girl segment loss decreased by 74% to $1.3 million in the second quarter of 2014, as compared to $4.8 million in the second quarter of 2013, primarily due to higher gross profit and lower advertising and promotion expenses.

Results of Operations—First Half of 2014

Consolidated Results

Net sales for the first half of 2014 were $2.01 billion, a 7% decrease, as compared to $2.16 billion in the first half of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. Net income for the first half of 2014 was $17.1 million, or $0.05 per diluted share, as compared to net income of $111.9 million, or $0.32 per diluted share, in the first half of 2013. Net income for the first half of 2014 was negatively impacted by lower sales volume, lower gross margin, and higher other selling and administrative expenses, partially offset by a net discrete tax benefit and lower advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the first half of 2014 and 2013 (in millions, except percentage and basis point information):

	For the Six Months Ended June 30,				Year/Year Change
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$2,008.4	100.0%	$2,164.7	100.0%	–7%	—

Gross profit	$974.1	48.5%	$1,140.1	52.7%	–15%	–420
Advertising and promotion expenses	190.7	9.5	217.9	10.1	–13%	–60
Other selling and administrative expenses	776.2	38.6	761.6	35.2	2%	340

Operating income	7.2	0.4	160.6	7.4	–96%	–700
Interest expense	36.2	1.8	38.6	1.8	–6%	—
Interest (income)	(3.5)	–0.2	(2.7)	–0.1	29%	–10
Other non-operating (income) expense, net	(1.7)		1.8

(Loss) income before income taxes	$(23.8)	–1.2%	$122.9	5.7%	–119%	–690

Sales

Net sales for the first half of 2014 were $2.01 billion, a 7% decrease, as compared to $2.16 billion in the first half of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point.

The following table provides a summary of Mattel’s consolidated gross sales by brand results for the first half of 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$330.7	$387.3	–15%
Other Girls	423.9	443.6	–4%
Wheels	270.4	278.3	–3%
Entertainment	320.8	375.4	–15%

	1,345.8	1,484.6	–9%
Fisher-Price Brands:
Core Fisher-Price	399.9	451.3	–11%
Fisher-Price Friends	166.3	200.8	–17%
Other Fisher-Price	34.0	31.9	7%

	600.2	684.0	–12%
American Girl Brands	189.1	178.6	6%
Construction and Arts & Crafts Brands	61.6	—	100%
Other	15.7	19.4

Total Gross Sales	$2,212.4	$2,366.6	–7%

Gross sales for Mattel were $2.21 billion in the first half of 2014, down $154.2 million or 7%, as compared to $2.37 billion in the first half of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in gross sales was due to lower sales of Fisher-Price Friends, Barbie, Entertainment, and Core Fisher-Price products, partially offset by Construction and Arts & Crafts products. Of the 17% decrease in Fisher-Price Friends gross sales, 4% was due to lower sales of Disney Jake and the Never Land Pirates products, 4% was due to lower sales of Thomas & Friends products, and 4% was due to lower sales of Nickelodeon products. The 15% decrease in Barbie gross sales was due to lower consumer takeaway, and higher retail inventory levels from prior year in certain international markets. Of the 15% decrease in Entertainment gross sales, 9% was due to lower sales of Superman products and 5% was due to lower sales of CARS products. Of the 11% decrease in Core Fisher-Price gross sales, 4% was due to lower sales of Little People products and 3% was due to lower sales of Imaginext products. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products.

Cost of Sales

Cost of sales as a percentage of net sales was 51.5% in the first half of 2014, as compared to 47.3% in the first half of 2013. Cost of sales increased by $9.7 million, or 1%, from $1.02 billion in the first half of 2013 to $1.03 billion in the first half of 2014, as compared to a 7% decrease in net sales. Within cost of sales, product and other costs increased by $16.7 million, or 2%, from $815.3 million in the first half of 2013 to $832.0 million in the first half of 2014; freight and logistics expenses increased by $0.3 million from $125.2 million in the first half of 2013 to $125.5 million in the first half of 2014; and royalty expenses decreased by $7.3 million, or 9%, from $84.2 million in the first half of 2013 to $76.9 million in the first half of 2014.

Gross Profit

Gross profit as a percentage of net sales decreased from 52.7% in the first half of 2013 to 48.5% in the first half of 2014. The decrease in gross profit as a percentage of net sales was primarily due to the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, efforts to reduce inventory levels, including higher close-out sales, the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, unfavorable product mix, and higher input costs partially offset by price increases and Operational Excellence 3.0 savings.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased from 10.1% in the first half of 2013 to 9.5% in the first half of 2014, primarily due to efforts to improve the effectiveness of advertising and a shift in the timing of advertising to later in the year.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $776.2 million, or 38.6% of net sales, in the first half of 2014, as compared to $761.6 million, or 35.2% of net sales, in the first half of 2013. The increase in other selling and administrative expenses was due to approximately $21 million of incremental severance and other termination-related costs and approximately $16 million of transaction, integration, and amortization costs associated with the MEGA Brands acquisition, partially offset by the absence of a 2013 asset impairment charge of approximately $14 million.

Non-Operating Items

Interest expense decreased from $38.6 million in the first half of 2013 to $36.2 million in the first half of 2014, primarily due to lower average interest rates related to long-term borrowings.

Provision for Income Taxes

Mattel’s benefit for income taxes was $40.9 million in the first half of 2014, as compared to a provision for income taxes of $11.0 million in the first half of 2013. Mattel recognized net discrete tax benefits of $36.4 million and $15.2 million in the first half of 2014 and 2013, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first half of 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$119.4	$134.1	–11%
Other Girls	186.0	190.3	–2%
Wheels	117.2	124.5	–6%
Entertainment	156.7	176.3	–11%

	579.3	625.2	–7%
Fisher-Price Brands:
Core Fisher-Price	207.1	249.1	–17%
Fisher-Price Friends	86.8	113.2	–23%
Other Fisher-Price	32.8	29.7	10%

	326.7	392.0	–17%
Construction and Arts & Crafts Brands	43.1	—	100%
Other	5.8	5.8

Total Gross Sales	$954.9	$1,023.0	–7%

Gross sales for the North America segment were $954.9 million in the first half of 2014, down $68.1 million or 7%, as compared to $1.02 billion in the first half of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in the North America segment gross sales was primarily due to lower sales of Fisher-Price Friends, Core Fisher-Price, Entertainment, and Barbie products, partially offset by Construction and Arts & Crafts products. Of the 23% decrease in Fisher-Price Friends gross sales, 8% was due to lower sales of Thomas & Friends products, 5% was due to lower sales of Nickelodeon products, and 4% was due to lower sales of Disney Jake and the Never Land Pirates products. Of the 17% decrease in Core Fisher-Price gross sales, 6% was due to lower sales of Little People products and 5% was due to lower sales of Imaginext products. Of the 11% decrease in Entertainment gross sales, 12% was due to lower sales of Superman products. The 11% decrease in Barbie gross sales was due to lower consumer takeaway. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products. Cost of sales increased 3% in the first half of 2014, as compared to an 8% decrease in net sales, due to higher product and other costs, partially offset by lower royalty expense. Gross margins decreased as a result of the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, and unfavorable product mix.

North America segment income decreased 42% to $88.2 million in the first half of 2014, as compared to $152.1 million in the first half of 2013, primarily due to lower gross profit, partially offset by lower advertising and promotion expenses and lower other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the first half of 2014 versus 2013:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	–8	–1
Europe	–4	1
Latin America	–14	–6
Asia Pacific	–11	–2

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first half of 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$211.3	$253.2	–17%
Other Girls	237.8	253.3	–6%
Wheels	153.3	153.8	—
Entertainment	164.1	199.1	–18%

	766.5	859.4	–11%
Fisher-Price Brands:
Core Fisher-Price	192.8	202.2	–5%
Fisher-Price Friends	79.4	87.6	–9%
Other Fisher-Price	1.3	2.2	–44%

	273.5	292.0	–6%
Construction and Arts & Crafts Brands	18.5	—	100%
Other	0.7	3.5

Total Gross Sales	$1,059.2	$1,154.9	–8%

Gross sales for the International segment were $1.06 billion in the first half of 2014, down $95.7 million or 8%, as compared to $1.15 billion in the first half of 2013, with an unfavorable change in currency exchange rates of 1 percentage point. The decrease in the International segment gross sales was primarily due to lower sales of Entertainment and Barbie products, partially offset by Construction and Arts & Crafts products. Of the 18% decrease in Entertainment gross sales, 6% was due to lower sales of Superman products, 6% was due to lower sales of CARS products, and 6% was due to lower sales of kids games. The 17% decrease in Barbie gross sales was due to lower consumer takeaway, and higher retail inventory levels from prior year in certain international markets. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products. Cost of sales decreased 1% in the first half of 2014, as compared to a 9% decrease in net sales, primarily due to lower royalty expense. Gross margins decreased as a result of the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, efforts to reduce inventory levels, including higher close-out sales, and higher input costs partially offset by price increases and Operational Excellence 3.0 savings.

International segment income decreased by 55% to $62.3 million in the first half of 2014, as compared to $139.1 million in the first half of 2013, driven primarily by lower gross profit, partially offset by lower advertising and promotion expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first half of 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013	% Change
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$189.1	$178.6	6%
Other Brands	9.2	10.1	–9%

Total American Girl Segment	$198.3	$188.7	5%

Gross sales for the American Girl segment were $198.3 million in the first half of 2014, up $9.6 million or 5%, as compared to $188.7 million in the first half of 2013, with no impact from changes in currency exchange rates. Of the 6% increase in American Girl Brands gross sales, 5% was due to higher sales of the 2014 Girl of the Year, Isabelle. Cost of sales increased 8% in the first half of 2014, as compared to a 5% increase in net sales, primarily due to higher product and other costs and higher freight and logistics expenses. Gross margins decreased as a result of unfavorable product mix.

American Girl segment income increased by 11% to $8.0 million in the first half of 2014, as compared to $7.2 million in the first half of 2013, primarily due to higher gross profit, partially offset by higher other selling and administrative expenses and higher advertising and promotion expenses.

Operational Excellence 3.0

Beginning in 2013, Mattel initiated the third phase of its cost savings program, Operational Excellence 3.0, which targets cumulative gross cost savings of approximately $175 million by the end of 2014. The cost savings program is designed to generate sustainable cost savings through the following primary initiatives:

•	Manufacturing efficiencies through automation, Lean manufacturing principles, design for manufacturing, enterprise quality, and packaging optimization,

•	Indirect procurement,

•	Operational efficiencies related to enhanced International clustering and realignment of North America operations, and

•	A reduction in Mattel’s professional workforce to drive efficiencies throughout the organization and align its infrastructure with realistic revenue assumptions, which resulted in severance and other termination-related costs of approximately $34 million in the first half of 2014.

For the second quarter of 2014, Mattel realized gross cost savings, excluding severance charges and investments, of approximately $25 million (or approximately $13 million of net savings including severance charges and investments). Of the gross cost savings realized in the second quarter of 2014, approximately $14 million was reflected within gross profit and approximately $11 million within other selling and administrative expenses.

For the first half of 2014, Mattel realized gross cost savings, excluding severance charges and investments, of approximately $41 million (or approximately $5 million of net savings including severance charges and investments). Of the gross cost savings realized in the first half of 2014, approximately $26 million was reflected within gross profit, approximately $14 million within other selling and administrative expenses, and approximately $1 million within advertising and promotion expenses.

From the commencement of Operational Excellence 3.0 through June 30, 2014, Mattel has realized approximately $101 million of cumulative gross cost savings. Mattel continues to be on track to realize approximately $175 million in sustainable cumulative gross savings by the end of 2014.

Income Taxes

Mattel’s benefit for income taxes was $40.9 million in the first half of 2014, as compared to a provision for income taxes of $11.0 million for the first half of 2013. Mattel recognized net discrete tax benefits of $40.1 million and $36.4 million in the second quarter and first half of 2014, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Mattel recognized net discrete tax benefits of $11.2 million and $15.2 million in the second quarter and first half of 2013, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. In May 2014, the IRS completed its audit of Mattel’s 2010 and 2011 federal income tax returns. Additionally, the statutes of limitations lapsed with respect to other domestic and foreign jurisdictions. As a result of these events, Mattel recognized net discrete tax benefits of $40.1 million in the second quarter of 2014.

Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $38 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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

Of Mattel’s $518.2 million in cash and equivalents as of June 30, 2014, approximately $449 million is held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated annually by its domestic operations, the unused Credit Facility of $1.60 billion as of June 30, 2014, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of June 30, 2014, Mattel had available incremental borrowing resources totaling $1.60 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Operating Activities

Cash flows used for operating activities were $79.2 million in the first half of 2014, as compared to $285.9 million in the first half of 2013. The decrease in cash flows used for operating activities was primarily due to lower working capital usage.

Investing Activities

Cash flows used for investing activities were $524.7 million in the first half of 2014, as compared to $132.5 million in the first half of 2013. The increase in cash flows used for investing activities was primarily due to the acquisition of MEGA Brands.

Financing Activities

Cash flows provided by financing activities were $83.1 million in the first half of 2014, as compared to cash flows used for financing activities of $84.3 million in the first half of 2013. The change in cash flows provided by financing activities was primarily due to lower repayments of long-term borrowings, partially offset by lower proceeds from the exercise of stock options.

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

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the six months ended June 30, 2014. As of June 30, 2014, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.71 to 1 (compared to a maximum allowed of 3.00 to 1), and Mattel’s interest coverage ratio was 16.30 to 1 (compared to a minimum required of 3.50 to 1).

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

Financial Position

Mattel’s cash and equivalents decreased $521.0 million to $518.2 million at June 30, 2014, as compared to $1.04 billion at December 31, 2013. The decrease was primarily due to the acquisition of MEGA Brands, dividend payments, share repurchases, and purchases of tools, dies, and molds and other property, plant, and equipment, partially offset by net proceeds from the issuance of the 2014 Senior Notes.

Accounts receivable decreased $381.2 million to $878.9 million at June 30, 2014, as compared to $1.26 billion at December 31, 2013. Inventory increased $316.6 million to $885.4 million at June 30, 2014, as compared to $568.8 million at December 31, 2013. Accounts receivable and inventory increased $53.5 million and $87.3 million, respectively, from December 31, 2013 due to the MEGA Brands acquisition. The decrease in accounts receivable and remaining increase in inventory were due to the seasonality of Mattel’s business.

Accounts payable and accrued liabilities decreased $148.0 million to $867.5 million at June 30, 2014, as compared to $1.02 billion at December 31, 2013. The decrease was primarily due to the timing and amount of payments for various liabilities, including incentive compensation, royalties, and advertising and promotion, partially offset by accounts payable and accrued liabilities assumed as part of the MEGA Brands acquisition.

As of June 30, 2014, Mattel had foreign short-term bank loans outstanding of $20.5 million, an increase of $16.2 million from December 31, 2013. Noncurrent long-term debt increased $500.0 million to $2.10 billion as of June 30, 2014, compared to $1.60 billion as of December 31, 2013, due to the $500.0 million issuance of 2014 Senior Notes.

A summary of Mattel’s capitalization is as follows:

	June 30, 2014		June 30, 2013		December 31, 2013
	(In millions, except percentage information)
2010 Senior Notes	$500.0	9%	$500.0	10%	$500.0	9%
2011 Senior Notes	600.0	11	600.0	11	600.0	12
2013 Senior Notes	500.0	9	500.0	10	500.0	9
2014 Senior Notes	500.0	9	—	—	—	—

Total noncurrent long-term debt	2,100.0	38	1,600.0	31	1,600.0	30
Other noncurrent liabilities	518.3	9	636.6	12	540.6	10
Stockholders’ equity	2,951.6	53	2,921.4	57	3,251.6	60

	$5,569.9	100%	$5,158.0	100%	$5,392.2	100%

Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 36.7% at June 30, 2013 to 41.8% at June 30, 2014 as a result of higher borrowings. Mattel’s objective is to maintain a year-end debt-to-capital ratio of about 35%.

Litigation

See Item 1“Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q.

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2013 and did not change during the first half of 2014.

New Accounting Pronouncements

See Item 1 “Financial Statements—Note 22 to the Consolidated Financial Statements—New Accounting Pronouncements.”

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Revenues by Segment
North America	$513,463	$566,471	$954,894	$1,022,940
International	569,936	627,896	1,059,175	1,154,907
American Girl	87,731	83,757	198,289	188,707

Gross sales	1,171,130	1,278,124	2,212,358	2,366,554
Sales adjustments	(108,878)	(109,015)	(203,929)	(201,839)

Net sales	$1,062,252	$1,169,109	$2,008,429	$2,164,715

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during the first half of 2014 were related to its net investments in entities having functional currencies denominated in the British pound sterling, Brazilian real, Australian dollar, and Euro.

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

Mattel has not accessed US dollars in Venezuela through SICAD 1 and does not expect to be able to access the SICAD 1 rate in the foreseeable future. Mattel is currently monitoring and assessing the currency exchange rates and restrictions associated with SICAD 1. Based on a number of factors, including the restrictions placed on eligible participants, the amount of US dollars available to purchase through the auction process, and the ineligibility of past import transactions to be settled through SICAD 1, Mattel does not currently believe it is appropriate to use the SICAD 1 rate as its remeasurement rate. However, had Mattel used the SICAD 1 rate of 10.60 BsF per US dollar as of June 30, 2014 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $9 million in its consolidated statement of operations.

Since SICAD 2 began operations on March 24, 2014, Mattel has not been able to access US dollars in Venezuela through SICAD 2. Mattel is currently monitoring the restrictions associated with SICAD 2 and, as Mattel has been unable to access the SICAD 2 system, it does not currently believe it is appropriate to use the SICAD 2 rate as its remeasurement rate. However, had Mattel used the SICAD 2 rate of 49.98 BsF per US dollar as of June 30, 2014 as its remeasurement rate, it would have resulted in a pre-tax charge of approximately $19 million in its consolidated statement of operations.

Mattel’s Venezuelan subsidiary represented less than 0.1% of Mattel’s consolidated net sales in the first half of 2014 and had approximately $22 million of net monetary assets denominated in BsF as of June 30, 2014. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $95 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. The scope of Mattel’s assessment of the effectiveness of its disclosure controls and procedures does not include any disclosure controls and procedures of MEGA Brands, which was acquired on April 30, 2014, that are also part of MEGA Brands’ internal control over financial reporting. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Based on this evaluation, Bryan G. Stockton, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Recent Sales of Unregistered Equity Securities

During the second quarter of 2014, Mattel did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the second quarter of 2014:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1—30	1,285,408	$38.02	1,275,528	$304,012,944
May 1—31	1,030,727	39.30	1,017,898	264,013,139
June 1—30	319,280	38.79	309,380	252,013,155

Total	2,635,415	$38.61	2,602,806	$252,013,155

(1)	The total number of shares purchased includes 32,609 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.
(2)	Mattel’s share repurchase program was first announced on July 21, 2003. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007

3.1	Amended and Restated By-laws of Mattel, Inc.	10-Q	001-05647	3.1	July 20, 2011

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-Q	001-05647	4.0	August 3, 2007

4.1	Form of 2.350% Notes due 2019	8-K	001-05647	4.1	May 6, 2014

10.1*+	Letter Agreement among Mattel, MEGA Brands Inc. (MEGA Brands) and Geoff Massingberd, dated May 5, 2014, regarding an offer of employment for the position of President, MEGA Brands

10.2*+	Letter Agreement between Mattel and Richard Dickson, dated May 19, 2014, regarding an offer of employment for the position of Chief Brands Officer

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated July 29, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated July 29, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certifications of Principal Executive Officer and Principal Financial Officer dated July 29, 2014 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ H. Scott Topham
H. Scott Topham Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: July 29, 2014