Form 10-Q
period 2014-09-30
MATTEL INC /DE/
filed 2014-10-28
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of October 20, 2014:

338,826,775 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013	December 31, 2013
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$262,172	$406,461	$1,039,216
Accounts receivable, net	1,690,289	1,885,181	1,260,105
Inventories	826,841	807,209	568,843
Prepaid expenses and other current assets	543,673	538,659	509,829

Total current assets	3,322,975	3,637,510	3,377,993

Noncurrent Assets
Property, plant, and equipment, net	711,637	634,773	659,333
Goodwill	1,390,233	1,080,090	1,083,239
Other noncurrent assets	1,458,673	1,343,882	1,319,061

Total Assets	$6,883,518	$6,696,255	$6,439,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$52,500	$77,814	$4,278
Current portion of long-term debt	—	50,000	—
Accounts payable	456,594	394,857	375,328
Accrued liabilities	654,452	883,092	640,155
Income taxes payable	47,388	65,806	27,679

Total current liabilities	1,210,934	1,471,569	1,047,440

Noncurrent Liabilities
Long-term debt	2,100,000	1,600,000	1,600,000
Other noncurrent liabilities	504,750	616,517	540,627

Total noncurrent liabilities	2,604,750	2,216,517	2,140,627

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,751,566	1,769,396	1,784,445
Treasury stock at cost: 102.6 million shares, 101.1 million shares, and 102.1 million shares, respectively	(2,508,837)	(2,387,663)	(2,448,701)
Retained earnings	3,876,423	3,672,646	3,918,122
Accumulated other comprehensive loss	(492,687)	(487,579)	(443,676)

Total stockholders’ equity	3,067,834	3,008,169	3,251,559

Total Liabilities and Stockholders’ Equity	$6,883,518	$6,696,255	$6,439,626

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited; in thousands, except per share amounts)
Net Sales	$2,021,424	$2,206,961	$4,029,853	$4,371,676
Cost of sales	1,000,286	1,018,981	2,034,614	2,043,637

Gross Profit	1,021,138	1,187,980	1,995,239	2,328,039
Advertising and promotion expenses	218,746	249,386	409,433	467,329
Other selling and administrative expenses	392,913	410,419	1,169,101	1,171,914

Operating Income	409,479	528,175	416,705	688,796
Interest expense	21,009	19,576	57,220	58,172
Interest (income)	(1,773)	(1,394)	(5,238)	(4,083)
Other non-operating (income), net	(3,937)	(4,350)	(5,665)	(2,530)

Income Before Income Taxes	394,180	514,343	370,388	637,237
Provision for income taxes	62,344	91,507	21,445	102,542

Net Income	$331,836	$422,836	$348,943	$534,695

Net Income Per Common Share—Basic	$0.97	$1.22	$1.02	$1.54

Weighted average number of common shares	338,728	343,279	339,216	344,733

Net Income Per Common Share—Diluted	$0.97	$1.21	$1.02	$1.52

Weighted average number of common and potential common shares	340,329	346,695	341,167	348,626

Dividends Declared Per Common Share	$0.38	$0.36	$1.14	$1.08

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited; in thousands)
Net Income	$331,836	$422,836	$348,943	$534,695
Other Comprehensive (Loss) Income, Net of Tax:
Currency translation adjustments	(117,713)	34,757	(80,335)	(30,005)
Defined benefit pension plans net prior service credit and net actuarial loss	2,217	3,877	6,962	10,742
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	19,745	(10,614)	15,437	(3,348)
Reclassification adjustment for realized losses (gains) included in net income	3,328	321	8,925	(482)

	23,073	(10,293)	24,362	(3,830)

Other Comprehensive (Loss) Income, Net of Tax	(92,423)	28,341	(49,011)	(23,093)

Comprehensive Income	$239,413	$451,177	$299,932	$511,602

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$348,943	$534,695
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	151,959	132,407
Amortization	25,213	12,743
Asset impairment	—	14,000
Deferred income taxes	(23,677)	11,287
Tax benefits from share-based payment arrangements	(19,746)	(47,807)
Share-based compensation	36,510	47,213
(Decrease) increase from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(442,843)	(662,845)
Inventories	(215,316)	(352,518)
Prepaid expenses and other current assets	(5,737)	(21,209)
Accounts payable, accrued liabilities, and income taxes payable	(288)	35,528
Other, net	672	(24,749)

Net cash flows used for operating activities	(144,310)	(321,255)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(102,803)	(90,432)
Purchases of other property, plant, and equipment	(69,323)	(88,214)
Payments for acquisition, net of cash acquired	(423,309)	—
(Payments for) proceeds from foreign currency forward exchange contracts	(9,362)	4,839
Other, net	439	(2,076)

Net cash flows used for investing activities	(604,358)	(175,883)

Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(4,278)	(9,844)
Proceeds from short-term borrowings, net	52,500	77,814
Payments of credit facility renewal costs	—	(4,003)
Payments of long-term borrowings	(44,587)	(350,000)
Proceeds from long-term borrowings, net	495,459	495,260
Share repurchases	(128,165)	(400,161)
Payments of dividends on common stock	(386,360)	(372,341)
Proceeds from exercise of stock options	20,866	116,143
Tax benefits from share-based payment arrangements	19,746	47,807
Other, net	(45,237)	(21,991)

Net cash flows used for financing activities	(20,056)	(421,316)

Effect of Currency Exchange Rate Changes on Cash	(8,320)	(10,796)

Decrease in Cash and Equivalents	(777,044)	(929,250)
Cash and Equivalents at Beginning of Period	1,039,216	1,335,711

Cash and Equivalents at End of Period	$262,172	$406,461

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

Accounts receivable are net of allowances for doubtful accounts of $22.0 million, $21.5 million, and $20.4 million as of September 30, 2014, September 30, 2013, and December 31, 2013, respectively.

3.	Inventories

Inventories include the following:

	September 30, 2014	September 30, 2013	December 31, 2013
	(In thousands)
Raw materials and work in process	$125,536	$110,256	$89,863
Finished goods	701,305	696,953	478,980

	$826,841	$807,209	$568,843

4.	Property, Plant, and Equipment

Property, plant, and equipment, net includes the following:

	September 30, 2014	September 30, 2013	December 31, 2013
	(In thousands)
Land	$27,609	$26,990	$27,555
Buildings	273,261	268,961	269,874
Machinery and equipment	702,501	687,537	673,546
Software	331,324	288,349	301,284
Tools, dies, and molds	773,059	710,521	713,749
Capital leases	23,970	23,271	23,271
Leasehold improvements	239,407	222,397	230,271

	2,371,131	2,228,026	2,239,550
Less: accumulated depreciation	(1,659,494)	(1,593,253)	(1,580,217)

	$711,637	$634,773	$659,333

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 30 years for buildings, 3 to 10 years for machinery and equipment, 3 to 7 years for software, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies, and molds are depreciated using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property, plant, and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any potential impairment identified is assessed by evaluating the operating performance and future undiscounted cash flows of the underlying assets. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheet, and any resulting gain or loss is included in the results of operations.

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

In the third quarter of 2014, Mattel assessed its goodwill for impairment by evaluating qualitative factors for each of its reporting units in accordance with Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, and determined that it was not more likely than not that the fair values of its reporting units were less than the carrying amounts. As a result of this determination, the quantitative two-step goodwill impairment test was deemed unnecessary.

The change in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2014 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	December 31, 2013	Acquisition	Currency Exchange Rate Impact	September 30, 2014
	(In thousands)
North America	$547,595	$170,795	$(796)	$717,594
International	321,656	139,741	(2,226)	459,171
American Girl	213,988	—	(520)	213,468

Total goodwill	$1,083,239	$310,536	$(3,542)	$1,390,233

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

The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values. As a result of the acquisition, Mattel recognized $95.0 million of identifiable intangible assets (primarily related to trade names and existing product lines), $49.4 million of net assets acquired (which included $31.6 million of cash, $85.6 million of inventory, $33.6 million of property, plant, and equipment, $67.2 million of accounts payable and accrued liabilities, $44.6 million of long-term debt, and $10.4 million of other net assets), and $310.5 million of goodwill, which is not deductible for tax purposes. The fair values of the identifiable intangible assets related to trade names were based on the relief from royalty method, using Level 3 inputs within the fair value hierarchy, which included forecasted future cash flows, long-term revenue growth rates, royalty rates, and discount rates. The fair values of the identifiable intangible assets related to existing product lines were estimated based on the multi-period excess earnings method, using Level 3 inputs within the fair value hierarchy, which included forecasted future cash flows, long-term revenue growth rates, and discount rates. Goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the business, as well as the complementary strategic fit and the resulting synergies it brings to Mattel’s existing operations. Mattel is in the process of finalizing the valuation of the assets acquired and liabilities assumed. The determination of the final values of assets acquired and liabilities assumed may result in adjustments to the values presented and a corresponding adjustment to goodwill.

Additionally, during the three and nine months ended September 30, 2014, Mattel recognized approximately $5 million and $9 million of integration costs, respectively. During the three and nine months ended September 30, 2014, Mattel recognized approximately $0 million and $7 million of transaction costs, respectively. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	September 30, 2014	September 30, 2013	December 31, 2013
	(In thousands)
Nonamortizable identifiable intangibles	$506,363	$504,241	$504,241
Deferred income taxes	419,392	407,756	373,638
Identifiable intangibles (net of amortization of $89.0 million, $72.3 million, and $68.3 million, respectively)	249,520	178,569	176,579
Other	283,398	253,316	264,603

	$1,458,673	$1,343,882	$1,319,061

In connection with the acquisition of MEGA Brands, as more fully described in “Note 5 to the Consolidated Financial Statements—Goodwill” of this Quarterly Report on Form 10-Q, Mattel recognized $95.0 million of amortizable identifiable intangible assets, primarily related to trade names and existing product lines.

Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying values may exceed the fair values. During the third quarter of 2014, Mattel performed its annual quantitative impairment assessment and determined that its nonamortizable intangible assets were not impaired.

Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Amortizable intangible assets were determined to not be impaired during the three and nine months ended September 30, 2014.

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

7.	Accrued Liabilities

Accrued liabilities include the following:

	September 30, 2014	September 30, 2013	December 31, 2013
	(In thousands)
Royalties	$103,019	$110,463	$100,542
Advertising and promotion	87,306	112,013	76,453
Taxes other than income taxes	70,948	93,665	70,121
Litigation accrual	—	137,800	—
Other	393,179	429,151	393,039

	$654,452	$883,092	$640,155

8.	Seasonal Financing

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

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants as of September 30, 2014.

The credit agreement is a material agreement and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-Term Debt

Long-term debt includes the following:

	September 30, 2014	September 30, 2013	December 31, 2013
	(In thousands)
Medium-term notes	$—	$50,000	$—
2010 Senior Notes due October 2020 and October 2040	500,000	500,000	500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000	500,000
2014 Senior Notes due May 2019	500,000	—	—

	2,100,000	1,650,000	1,600,000
Less: current portion	—	(50,000)	—

Total long-term debt	$2,100,000	$1,600,000	$1,600,000

In May 2014, Mattel issued $500.0 million aggregate principal amount of 2.35% senior unsecured notes due May 6, 2019 (“2014 Senior Notes”). Interest on the 2014 Senior Notes is payable semi-annually on May 6 and November 6 of each year, beginning November 6, 2014. Mattel may redeem all or part of the 2014 Senior Notes at any time or from time to time at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to, but excluding the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 12.5 basis points.

During the second quarter of 2014, Mattel repaid $44.6 million of long-term borrowings assumed through the acquisition of MEGA Brands.

During the fourth quarter of 2013, Mattel repaid $50.0 million of its Medium-term notes in connection with their scheduled maturities.

10.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	September 30, 2014	September 30, 2013	December 31, 2013
	(In thousands)
Benefit plan liabilities	$183,933	$270,482	$193,046
Noncurrent tax liabilities	155,561	188,122	186,055
Other	165,256	157,913	161,526

	$504,750	$616,517	$540,627

11.	Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended September 30, 2014
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2014	$(9,500)	$(127,201)	$(263,563)	$(400,264)
Other comprehensive income (loss) before reclassifications	19,745	139	(117,713)	(97,829)
Amounts reclassified from accumulated other comprehensive income (loss)	3,328	2,078	—	5,406

Net increase (decrease) in other comprehensive income	23,073	2,217	(117,713)	(92,423)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2014	$13,573	$(124,984)	$(381,276)	$(492,687)

	For the Nine Months Ended September 30, 2014
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2013	$(10,789)	$(131,946)	$(300,941)	$(443,676)
Other comprehensive income (loss) before reclassifications	15,437	511	(80,335)	(64,387)
Amounts reclassified from accumulated other comprehensive income (loss)	8,925	6,451	—	15,376

Net increase (decrease) in other comprehensive income	24,362	6,962	(80,335)	(49,011)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2014	$13,573	$(124,984)	$(381,276)	$(492,687)

	For the Three Months Ended September 30, 2013
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2013	$3,880	$(183,791)	$(336,009)	$(515,920)
Other comprehensive (loss) income before reclassifications	(10,614)	236	34,757	24,379
Amounts reclassified from accumulated other comprehensive income (loss)	321	3,641	—	3,962

Net (decrease) increase in other comprehensive income	(10,293)	3,877	34,757	28,341

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2013	$(6,413)	$(179,914)	$(301,252)	$(487,579)

	For the Nine Months Ended September 30, 2013
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2012	$(2,583)	$(190,656)	$(271,247)	$(464,486)
Other comprehensive (loss) income before reclassifications	(3,348)	861	(30,005)	(32,492)
Amounts reclassified from accumulated other comprehensive income (loss)	(482)	9,881	—	9,399

Net (decrease) increase in other comprehensive income	(3,830)	10,742	(30,005)	(23,093)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2013	$(6,413)	$(179,914)	$(301,252)	$(487,579)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statement of operations:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Loss on foreign currency forward exchange contracts	$(3,671)	$(589)	Cost of sales
	343	268	Provision for income taxes

	$(3,328)	$(321)	Net income

Defined Benefit Pension Plans
Amortization of prior service credit	$264	$541	(a)
Recognized actuarial loss	(3,462)	(4,406)	(a)
Settlement loss	—	(1,835)	(a)

	(3,198)	(5,700)
	1,120	2,059	Provision for income taxes

	$(2,078)	$(3,641)	Net income

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	Statements of Operations Classification
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange contracts	$(9,248)	$224	Cost of sales
	323	258	Provision for income taxes

	$(8,925)	$482	Net income

Defined Benefit Pension Plans
Amortization of prior service credit	$792	$793	(a)
Recognized actuarial loss	(10,788)	(14,698)	(a)
Settlement loss	—	(1,835)	(a)

	(9,996)	(15,740)
	3,545	5,859	Provision for income taxes

	$(6,451)	$(9,881)	Net income

(a)	The amortization of prior service credit, recognized actuarial loss, and settlement loss are included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net loss of $80.3 million for the nine months ended September 30, 2014, primarily due to the weakening of the Euro, Mexican peso, and Brazilian real against the US dollar. Currency translation adjustments resulted in a net loss of $30.0 million for the nine months ended September 30, 2013, primarily due to the weakening of the Brazilian real, Indonesian rupiah, and Australian dollar against the US dollar, partially offset by the strengthening of the Euro against the US dollar.

12.	Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of September 30, 2014, September 30, 2013, and December 31, 2013, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.11 billion, $1.46 billion, and $1.55 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Asset Derivatives
	Balance Sheet Classification	Fair Value
		September 30, 2014	September 30, 2013	December 31, 2013
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$31,908	$1,146	$415
Foreign currency forward exchange contracts	Other noncurrent assets	1,829	—	—

Total derivatives designated as hedging instruments		$33,737	$1,146	$415

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$165	$2,224	$1,895

Total		$33,902	$3,370	$2,310

	Liability Derivatives
	Balance Sheet Classification	Fair Value
		September 30, 2014	September 30, 2013	December 31, 2013
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$5,697	$13,171	$12,432
Foreign currency forward exchange contracts	Other noncurrent liabilities	395	1,234	470

Total derivatives designated as hedging instruments		$6,092	$14,405	$12,902

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$6,504	$703	$1,711

Total		$12,596	$15,108	$14,613

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended September 30, 2014		For the Three Months Ended September 30, 2013		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$19,745	$(3,328)	$(10,614)	$(321)	Cost of sales

	For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$15,437	$(8,925)	$(3,348)	$482	Cost of sales

The net losses of $3.3 million and $8.9 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and nine months ended September 30, 2014, respectively, and the net loss of $0.3 million and net gain of $0.5 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and nine months ended September 30, 2013, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(26,632)	$27,911	Non-operating income/expense
Foreign currency forward exchange contracts	292	(3,775)	Cost of sales

Total	$(26,340)	$24,136

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(16,863)	$10,590	Non-operating income/expense
Foreign currency forward exchange contracts	978	(3,744)	Cost of sales

Total	$(15,885)	$6,846

The net losses of $26.3 million and $15.9 million recognized in the consolidated statements of operations for the three and nine months ended September 30, 2014, respectively, and the net gains of $24.1 million and $6.8 million recognized in the consolidated statements of operations for the three and nine months ended September 30, 2013, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

13.	Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2—Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3—Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$33,902	$—	$33,902
Auction rate security (b)	—	—	31,142	31,142

Total assets	$—	$33,902	$31,142	$65,044

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$12,596	$—	$12,596

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$3,370	$—	$3,370
Auction rate security (b)	—	—	26,758	26,758

Total assets	$—	$3,370	$26,758	$30,128

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$15,108	$—	$15,108

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$2,310	$—	$2,310
Auction rate security (b)	—	—	28,895	28,895

Total assets	$—	$2,310	$28,895	$31,205

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$14,613	$—	$14,613

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

(b)	The fair value of the auction rate security is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, (iii) illiquidity considerations, and (iv) market correlation.

The following table presents information about Mattel’s auction rate security measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2013	$28,895
Unrealized gain	2,247

Balance at September 30, 2014	$31,142

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The fair values of these instruments approximate their carrying values because of their short-term nature and are classified as Level 2 within the fair value hierarchy.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.19 billion (compared to a carrying value of $2.10 billion) as of September 30, 2014, $1.69 billion (compared to a carrying value of $1.65 billion) as of September 30, 2013, and $1.62 billion (compared to a carrying value of $1.60 billion) as of December 31, 2013. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands, except per share amounts)
Basic:
Net income	$331,836	$422,836	$348,943	$534,695
Less: net income allocable to participating RSUs (a)	(2,338)	(3,642)	(2,521)	(4,889)

Net income available for basic common shares	$329,498	$419,194	$346,422	$529,806

Weighted average common shares outstanding	338,728	343,279	339,216	344,733

Basic net income per common share	$0.97	$1.22	$1.02	$1.54

Diluted:
Net income	$331,836	$422,836	$348,943	$534,695
Less: net income allocable to participating RSUs (a)	(2,330)	(3,615)	(2,523)	(4,872)

Net income available for diluted common shares	$329,506	$419,221	$346,420	$529,823

Weighted average common shares outstanding	338,728	343,279	339,216	344,733
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	1,601	3,416	1,951	3,893

Weighted average number of common and potential common shares	340,329	346,695	341,167	348,626

Diluted net income per common share	$0.97	$1.21	$1.02	$1.52

(a)	During the three and nine months ended September 30, 2014 and 2013, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 3.6 million and 1.0 million shares were excluded from the calculation of diluted net income per common share for the three months ended September 30, 2014 and 2013, respectively, because they were antidilutive. Nonqualified stock options and non-participating RSUs totaling 2.2 million and 0.3 million shares were excluded from the calculation of diluted net income per common share for the nine months ended September 30, 2014 and 2013, respectively, because they were antidilutive.

15.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in “Note 4 to the Consolidated Financial Statements–Employee Benefit Plans” in its 2013 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)
Service cost	$2,120	$2,835	$7,432	$10,523
Interest cost	6,747	6,150	20,666	19,415
Expected return on plan assets	(7,826)	(7,630)	(23,849)	(22,288)
Amortization of prior service credit	(264)	(541)	(792)	(793)
Recognized actuarial loss	3,600	4,053	10,776	14,265
Settlement loss	—	1,835	—	1,835

	$4,377	$6,702	$14,233	$22,957

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)
Service cost	$11	$17	$51	$61
Interest cost	129	512	1,033	1,188
Recognized actuarial (gain) loss	(138)	353	12	433

	$2	$882	$1,096	$1,682

During the nine months ended September 30, 2014, Mattel made cash contributions totaling approximately $12 million and $2 million to its defined benefit pension and postretirement benefit plans, respectively.

16.	Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in “Note 7 to the Consolidated Financial Statements—Share-Based Payments” in its 2013 Annual Report on Form 10-K. Under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel’s common stock on the applicable grant date and expire no later than ten years from the date of grant. Both stock options and time-vesting RSUs generally provide for vesting over a period of three years from the date of grant.

Compensation expense, included within other selling and administrative expenses in the consolidated statement of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)
Stock option compensation expense	$3,448	$3,493	$7,682	$7,711
RSU compensation expense	8,590	16,139	28,828	39,502

	$12,038	$19,632	$36,510	$47,213

As of September 30, 2014, total unrecognized compensation cost related to unvested share-based payments totaled $95.9 million and is expected to be recognized over a weighted-average period of 2.2 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the nine months ended September 30, 2014 and 2013 was $20.9 million and $116.1 million, respectively.

17.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)
Design and development	$53,215	$52,659	$154,274	$148,043
Identifiable intangible asset amortization	11,818	3,468	22,071	9,199

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

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)
Operating income	$13,881	$13,260	$29,672	$27,375
Other non-operating income (expense), net	3,729	224	2,805	(698)

Net transaction gains	$17,610	$13,484	$32,477	$26,677

19.	Income Taxes

Mattel’s provision for income taxes was $21.4 million and $102.5 million for the nine months ended September 30, 2014 and 2013, respectively. During the three and nine months ended September 30, 2014, Mattel recognized net discrete tax benefits of $15.1 million and $51.4 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. During the three and nine months ended September 30, 2013, Mattel recognized net discrete tax benefits of $17.0 million and $32.2 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

In the first quarter of 2014, Mattel adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which generally requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the applicable tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. Mattel reclassified unrecognized tax benefits of approximately $44 million, primarily recorded within other noncurrent liabilities, against its noncurrent deferred tax assets upon adoption in the first quarter of 2014. There was no impact on Mattel’s operating results.

In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the status of audits, including the settlement of the IRS examination of Mattel’s 2010 and 2011 tax years, tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, Mattel recognized net discrete tax benefits of $51.4 million during the nine months ended September 30, 2014.

Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $16 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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

On December 21, 2013, a stipulation regarding settlement with insurers and payment of judgment was filed in the District Court, which provided that (i) Mattel would pay approximately $138 million, including accrued interest, in full satisfaction of the copyright fees judgment, (ii) all parties would consent to entry of an order exonerating and discharging the appeal bond posted by Mattel, and (iii) MGA’s insurers would dismiss all pending actions related to the proceeds of the copyright fees judgment, including an appeal by Evanston Insurance Company in an action against Mattel that was pending in the Ninth Circuit. On December 23, 2013, Mattel paid the copyright fees judgment in the total sum, including interest, of approximately $138 million. On December 26, 2013, the District Court entered an order exonerating and discharging the appeal bond posted by Mattel, and on December 27, 2013, MGA filed an acknowledgment of satisfaction of judgment. On December 30, 2013, Evanston Insurance Company’s appeal in its action against Mattel was dismissed.

On January 13, 2014, MGA filed a new, but virtually identical, trade-secrets claim against Mattel in Los Angeles County Superior Court. Mattel was served with the complaint on January 23, 2014. In its complaint, MGA purports to seek damages in excess of $1 billion. Mattel believes that MGA’s claim should be barred as a matter of law, and intends to vigorously defend against it. Accordingly, Mattel believes that the risk that Mattel will incur a loss on this claim is remote, and therefore, a liability has not been accrued as of September 30, 2014.

Litigation Related to Yellowstone do Brasil Ltda.

Yellowstone do Brasil Ltda. (formerly known as Trebbor Informática Ltda.) was a customer of Mattel’s subsidiary Mattel do Brasil Ltda. when a commercial dispute arose between Yellowstone and Mattel do Brasil regarding the supply of product and related payment terms. As a consequence of the dispute, in April 1999, Yellowstone filed a declarative action against Mattel do Brasil before the 15th Civil Court of Curitiba-State of Parana (the “Trial Court”), requesting the annulment of its security bonds and promissory notes given to Mattel as well as requesting the Trial Court to find Mattel do Brasil liable for damages incurred as a result of Mattel do Brasil’s alleged abrupt and unreasonable breach of an oral exclusive distribution agreement between the parties relating to the supply and sale of toys in Brazil. Yellowstone’s complaint sought alleged loss of profits of approximately $1 million (historical value), plus an unspecified amount of damages consisting of: (i) compensation for all investments made by Yellowstone to develop Mattel do Brasil’s business; (ii) reimbursement of the amounts paid by Yellowstone to terminate labor and civil contracts in connection with the business; (iii) compensation for alleged unfair competition and for the goodwill of trade; and (iv) compensation for non-pecuniary damages.

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

The Trial Court accepted the challenge and ruled that a second accounting examination should take place in the lawsuit. Yellowstone appealed the decision to the Court of Appeals of the State of Parana (the “Appeals Court”), but it was upheld by the Appeals Court.

The second court-appointed expert’s report submitted at trial did not assign a value to any of Yellowstone’s claims and found no evidence of causation between Mattel do Brasil’s actions and such claims.

In January 2010, the Trial Court ruled in favor of Mattel do Brasil and denied all of Yellowstone’s claims based primarily on the lack of any causal connection between the acts of Mattel do Brasil and Yellowstone’s alleged damages. Additionally, the Trial Court upheld Mattel do Brasil’s counterclaim and ordered Yellowstone to pay Mattel do Brasil approximately $4 million (historical value). The likelihood of Mattel do Brasil recovering this amount was uncertain due to the fact that Yellowstone was declared insolvent and filed for bankruptcy protection. In February 2010, Yellowstone filed a motion seeking clarification of the decision which was denied.

In September 2010, Yellowstone filed a further appeal with the Appeals Court. Under Brazilian law, the appeal was de novo and Yellowstone restated all of the arguments it made at the Trial Court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The Appeals Court held hearings on the appeal in March and April 2013. On July 26, 2013, the Appeals Court awarded Yellowstone approximately $17 million in damages, as adjusted for inflation and interest. The Appeals Court also awarded Mattel approximately $8 million on its counterclaim, as adjusted for inflation. On August 2, 2013, Mattel filed a motion with the Appeals Court for clarification since the written decision contained clear errors in terms of amounts awarded and interest and inflation adjustments. Mattel’s motion also asked the Appeals Court to decide whether Yellowstone’s award could be offset by the counterclaim award, despite Yellowstone’s status as a bankrupt entity. Yellowstone also filed a motion for clarification on August 5, 2013. A decision on the clarification motions is expected in the fourth quarter of 2014. Mattel intends to appeal the Appeals Court decision to both the Superior Court of Justice and the Federal Supreme Court (collectively, the “Superior Courts”), based on both procedural and substantive grounds.

Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $21 million. The high end of this range, approximately $21 million, is based on the calculation of the current amount of the damages and loss of profits, including interest and inflation adjustments, reported in the first court-appointed examination report submitted in the lawsuit, plus attorney’s fees. Mattel do Brasil may be entitled to offset its counterclaim award of approximately $8 million, current amount including inflation adjustment, against such loss. The existence of pending motions for clarification filed by both parties and the resulting clarification decision expected to be issued in the fourth quarter of 2014, as well as the procedural aspects of an appeal to the Superior Courts, adds some uncertainty to the final outcome of the matter. Mattel is awaiting the outcome of the clarification decision before it files an appeal with the Superior Courts. Mattel believes, however, that it has valid legal grounds for appeal of the Appeals Court decision and does not believe that a loss is probable for this matter. Accordingly, a liability has not been accrued as of September 30, 2014. Mattel may be required by the Trial Court to place a bond or the full amount of the damage award in escrow pending an appeal decision by the Superior Courts.

21.	Segment Information

Mattel, through its subsidiaries, sells a broad variety of toy products which are grouped into four major brand categories, including the Construction and Arts & Crafts brand category, which was introduced in the second quarter of 2014:

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

American Girl Brands—including My American Girl®, BeForever™, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

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

Segment Data

The following tables present information about revenues, income, and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales” and reconciled to net sales in Part I, Item 2 “Non-GAAP Financial Measure” of this Quarterly Report on Form 10-Q). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income represents each segment’s operating income, while consolidated operating income represents income from operations before net interest, other non-operating (income) expense, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)
Revenues by Segment
North America	$1,124,463	$1,211,544	$2,079,357	$2,234,484
International	989,228	1,061,829	2,048,403	2,216,736
American Girl	119,025	128,951	317,314	317,658

Gross sales	2,232,716	2,402,324	4,445,074	4,768,878
Sales adjustments	(211,292)	(195,363)	(415,221)	(397,202)

Net sales	$2,021,424	$2,206,961	$4,029,853	$4,371,676

Segment Income
North America	$257,496	$358,171	$345,716	$510,264
International	183,142	250,170	245,476	389,265
American Girl	7,618	16,144	15,599	23,307

	448,256	624,485	606,791	922,836
Corporate and other expense (a)	(38,777)	(96,310)	(190,086)	(234,040)

Operating income	409,479	528,175	416,705	688,796
Interest expense	21,009	19,576	57,220	58,172
Interest (income)	(1,773)	(1,394)	(5,238)	(4,083)
Other non-operating (income), net	(3,937)	(4,350)	(5,665)	(2,530)

Income before income taxes	$394,180	$514,343	$370,388	$637,237

(a)	Corporate and other expense includes severance and other termination-related costs of $5.0 million and $39.1 million for the three and nine months ended September 30, 2014, respectively, and $2.4 million and $15.9 million for the three and nine months ended September 30, 2013, respectively, and share-based compensation expense of $12.0 million and $36.5 million for the three and nine months ended September 30, 2014, respectively, and $19.6 million and $47.2 million for the three and nine months ended September 30, 2013, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	September 30, 2014	September 30, 2013	December 31, 2013
	(In thousands)
Assets by Segment
North America	$1,075,890	$1,097,763	$723,886
International	1,244,067	1,385,467	920,770
American Girl	160,754	142,648	100,438

	2,480,711	2,625,878	1,745,094
Corporate and other	36,419	66,512	83,854

Accounts receivable and inventories, net	$2,517,130	$2,692,390	$1,828,948

The table below presents worldwide revenues by brand category:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$1,323,273	$1,480,696	$2,669,111	$2,965,294
Fisher-Price Brands	663,446	789,303	1,263,655	1,473,298
American Girl Brands	113,291	122,302	302,375	300,931
Construction and Arts & Crafts Brands	123,415	—	185,015	—
Other	9,291	10,023	24,918	29,355

Gross sales	2,232,716	2,402,324	4,445,074	4,768,878
Sales adjustments	(211,292)	(195,363)	(415,221)	(397,202)

Net sales	$2,021,424	$2,206,961	$4,029,853	$4,371,676

22.	New Accounting Pronouncements

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

On October 16, 2014, Mattel announced that its Board of Directors declared a fourth quarter dividend of $0.38 per common share. The dividend is payable on December 12, 2014 to stockholders of record on November 26, 2014.

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

American Girl Brands—including My American Girl, BeForever, and Bitty Baby. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

Construction and Arts & Crafts Brands—including MEGA BLOKS, RoseArt, and Board Dudes.

Third Quarter 2014 Overview

Mattel’s third quarter results were below management’s expectations. Gross sales for the quarter declined 7%, despite improved consumer takeaway (sales of Mattel products by retailers to their customers). The third quarter of 2014 gross margin of 50.5% was in-line with Mattel’s near-term objective of maintaining gross margins within the low-to-mid 50% range. Mattel has tightly managed the middle of its statement of operations with a lower advertising and promotion rate and lower other selling and administrative expense. A significant amount of advertising and promotion spend was shifted to the fourth quarter of 2014 in order to optimize its effectiveness by aligning with consumer spending during the holiday season. Other selling and administrative expense declined in the quarter primarily due to lower employee-related expenses, including lower incentive and equity compensation expense.

Mattel’s third quarter 2014 financial highlights include the following:

•	Net sales for the third quarter of 2014 were $2.02 billion, down 8% as compared to net sales for the third quarter of 2013 of $2.21 billion.

•	Gross profit as a percentage of net sales for the third quarter of 2014 was 50.5%, a decrease of 330 basis points from the third quarter of 2013.

•	Other selling and administrative expenses in the third quarter of 2014 were $392.9 million, including MEGA Brands’ integration and amortization costs of approximately $15 million, as compared to other selling and administrative expenses of $410.4 million in the third quarter of 2013.

•	Operating income in the third quarter of 2014 was $409.5 million, as compared to $528.2 million in the third quarter of 2013.

•	Mattel paid a dividend of $0.38 per common share in the third quarter of 2014, an increase of 6% as compared to the third quarter of 2013 dividend of $0.36 per common share.

Results of Operations—Third Quarter

Consolidated Results

Net sales for the third quarter of 2014 were $2.02 billion, an 8% decrease, as compared to $2.21 billion in the third quarter of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. Net income for the third quarter of 2014 was $331.8 million, or $0.97 per diluted share, as compared to net income of $422.8 million, or $1.21 per diluted share, in the third quarter of 2013. Net income for the third quarter of 2014 was negatively impacted by lower sales volume and lower gross margins, partially offset by lower advertising and promotion expenses, lower income taxes, and lower other selling and administrative expenses.

The following table provides a summary of Mattel’s consolidated results for the third quarter of 2014 and 2013 (in millions, except percentage and basis point information):

	For the Three Months Ended September 30,				Year/Year Change
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$2,021.4	100.0%	$2,207.0	100.0%	–8%	—

Gross profit	$1,021.1	50.5%	$1,188.0	53.8%	–14%	–330
Advertising and promotion expenses	218.7	10.8	249.4	11.3	–12%	–50
Other selling and administrative expenses	392.9	19.4	410.4	18.6	–4%	80

Operating income	409.5	20.3	528.2	23.9	–22%	–360
Interest expense	21.0	1.0	19.6	0.9	7%	10
Interest (income)	(1.8)	–0.1	(1.4)	–0.1	27%	—
Other non-operating (income), net	(3.9)		(4.3)

Income before income taxes	$394.2	19.5%	$514.3	23.3%	–23%	–380

Sales

Net sales for the third quarter of 2014 were $2.02 billion, an 8% decrease, as compared to $2.21 billion in the third quarter of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point.

The following table provides a summary of Mattel’s consolidated gross sales by brand results for the third quarter of 2014 and 2013:

	For the Three Months Ended September 30,
	2014	2013	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$352.9	$444.3	–21%
Other Girls	451.4	447.7	1%
Wheels	252.2	241.7	4%
Entertainment	266.8	347.0	–23%

	1,323.3	1,480.7	–11%

Fisher-Price Brands:
Core Fisher-Price	437.2	513.6	–15%
Fisher-Price Friends	188.3	220.6	–15%
Other Fisher-Price	37.9	55.1	–31%

	663.4	789.3	–16%

American Girl Brands	113.3	122.3	–7%
Construction and Arts & Crafts Brands	123.4	—	100%
Other	9.3	10.0

Total Gross Sales	$2,232.7	$2,402.3	–7%

Gross sales for Mattel were $2.23 billion in the third quarter of 2014, down $169.6 million or 7%, as compared to $2.40 billion in the third quarter of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in gross sales was due to lower sales of Entertainment, Barbie, Core Fisher-Price, and Fisher-Price Friends products, partially offset by Construction and Arts & Crafts products. Of the 23% decrease in Entertainment gross sales, 8% was due to lower sales of Max Steel products, 6% was due to lower sales of Disney Planes products, and 4% was due to lower sales of CARS products. The 21% decrease in Barbie gross sales was primarily due to lower consumer takeaway, a shift in advertising and promotional programs to the fourth quarter, and the tightening of inventory management strategies by certain retail customers. Of the 15% decrease in Core Fisher-Price gross sales, 5% was due to lower sales of Imaginext products and 5% was due to lower sales of Little People products. Of the 15% decrease in Fisher-Price Friends gross sales, 7% was due to lower sales of Disney Jake and the Never Land Pirates products, 4% was due to lower sales of Mike the Knight® products, and 3% was due to lower sales of Nickelodeon products. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products.

Cost of Sales

Cost of sales as a percentage of net sales was 49.5% in the third quarter of 2014, as compared to 46.2% in the third quarter of 2013. Cost of sales decreased by $18.7 million, or 2%, from $1.02 billion in the third quarter of 2013 to $1.00 billion in the third quarter of 2014, as compared to an 8% decrease in net sales. Within cost of sales, product and other costs decreased by $10.4 million, or 1%, from $830.2 million in the third quarter of 2013 to $819.8 million in the third quarter of 2014; freight and logistics expenses increased by $0.3 million from $98.9 million in the third quarter of 2013 to $99.2 million in the third quarter of 2014; and royalty expense decreased by $8.6 million, or 10%, from $89.9 million in the third quarter of 2013 to $81.3 million in the third quarter of 2014.

Gross Profit

Gross profit as a percentage of net sales decreased from 53.8% in the third quarter of 2013 to 50.5% in the third quarter of 2014. The decrease in gross profit as a percentage of net sales was primarily due to the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, efforts to improve consumer takeaway, the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, and unfavorable product mix, partially offset by price increases and Operational Excellence 3.0 savings offset by higher input costs.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased from 11.3% in the third quarter of 2013 to 10.8% in the third quarter of 2014, primarily due to efforts to improve the effectiveness of advertising by shifting the timing of advertising to the fourth quarter.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $392.9 million, or 19.4% of net sales, in the third quarter of 2014, as compared to $410.4 million, or 18.6% of net sales, in the third quarter of 2013. The decrease in other selling and administrative expenses was due to lower employee-related expenses, including incentive and equity compensation, of approximately $52 million, partially offset by approximately $19 million of MEGA Brands’ ongoing other selling and administrative expenses and approximately $15 million of integration and amortization costs associated with the MEGA Brands acquisition.

Non-Operating Items

Interest expense increased by $1.4 million from $19.6 million in the third quarter of 2013 to $21.0 million in the third quarter of 2014, primarily due to higher average outstanding borrowings.

Provision for Income Taxes

Mattel’s provision for income taxes was $62.3 million and $91.5 million for the third quarter of 2014 and 2013, respectively. Mattel recognized net discrete tax benefits of $15.1 million and $17.0 million in the third quarter of 2014 and 2013, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the third quarter of 2014 and 2013:

	For the Three Months Ended September 30,
	2014	2013	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$170.1	$189.9	–10%
Other Girls	207.7	219.1	–5%
Wheels	123.8	125.5	–1%
Entertainment	117.7	148.8	–21%

	619.3	683.3	–9%

Fisher-Price Brands:
Core Fisher-Price	263.1	330.9	–20%
Fisher-Price Friends	118.3	142.5	–17%
Other Fisher-Price	34.0	51.5	–34%

	415.4	524.9	–21%

Construction and Arts & Crafts Brands	86.4	—	100%
Other	3.4	3.3

Total Gross Sales	$1,124.5	$1,211.5	–7%

Gross sales for the North America segment were $1.12 billion in the third quarter of 2014, down $87.0 million or 7%, with no impact from changes in currency exchange rates, as compared to $1.21 billion in the third quarter of 2013. The decrease in the North America segment gross sales was primarily due to lower sales of Entertainment, Core Fisher-Price, Fisher-Price Friends, and Barbie products, partially offset by Construction and Arts & Crafts products. Of the 21% decrease in Entertainment gross sales, 6% was due to lower sales of Radica products, 5% was due to lower sales of CARS products, 5% was due to lower sales of Max Steel products, and 4% was due to lower sales of Superman® products. Of the 20% decrease in Core Fisher-Price gross sales, 7% was due to lower sales of Imaginext products, 6% was due to lower sales of Little People products, and 3% was due to lower sales of Laugh & Learn products. Of the 17% decrease in Fisher-Price Friends gross sales, 6% was due to lower sales of Disney Jake and the Never Land Pirates products, 5% was due to lower sales of Nickelodeon products, and 4% was due to lower sales of Mike the Knight products. The 10% decrease in Barbie gross sales was primarily due to lower consumer takeaway, a shift in advertising and promotional programs to the fourth quarter, and the tightening of inventory management strategies by retail customers. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products. Cost of sales decreased 1% in the third quarter of 2014, compared to a 9% decrease in net sales, primarily due to lower royalty expense, partially offset by higher product and other costs and higher freight and logistics expenses. Gross margins decreased as a result of the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, efforts to improve consumer takeaway, and higher input costs partially offset by price increases and Operational Excellence 3.0 savings.

North America segment income decreased by 28% to $257.5 million in the third quarter of 2014, as compared to $358.2 million in the third quarter of 2013, primarily due to lower gross profit and higher other selling and administrative expenses, partially offset by lower advertising and promotion expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the third quarter of 2014 versus 2013:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	–7	–1
Europe	–9	–2
Latin America	–8	—
Asia Pacific	11	2

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the third quarter of 2014 and 2013:

	For the Three Months Ended September 30,
	2014	2013	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$182.8	$254.4	–28%
Other Girls	243.7	228.6	7%
Wheels	128.4	116.2	11%
Entertainment	149.1	198.2	–25%

	704.0	797.4	–12%

Fisher-Price Brands:
Core Fisher-Price	174.1	182.7	–5%
Fisher-Price Friends	70.0	78.1	–10%
Other Fisher-Price	3.9	3.6	11%

	248.0	264.4	–6%

Construction and Arts & Crafts Brands	37.0	—	100%
Other	0.2	—

Total Gross Sales	$989.2	$1,061.8	–7%

Gross sales for the International segment were $989.2 million in the third quarter of 2014, down $72.6 million or 7%, as compared to $1.06 billion in the third quarter of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in the International segment gross sales was primarily due to lower sales of Barbie, Entertainment, and Fisher-Price Friends products, partially offset by higher sales of Wheels products and Construction and Arts & Crafts products. The 28% decrease in Barbie gross sales was primarily due to a shift in advertising and promotional programs to the fourth quarter and the tightening of inventory management strategies by certain retail customers. Of the 25% decrease in Entertainment gross sales, 11% was due to lower sales of Max Steel products, 8% was due to lower sales of Disney Planes products, and 5% was due to lower sales of kids’ games. Of the 10% decrease in Fisher-Price Friends gross sales, 9% was due to lower sales of Disney Jake and the Never Land Pirates products. Of the 11% increase in Wheels gross sales, 12% was due to higher sales of Hot Wheels products. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products. Cost of sales remained flat in the third quarter of 2014, compared to an 8% decrease in net sales, as lower freight and logistics expenses were offset by higher royalty expense. Gross margins decreased as a result of the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, efforts to improve consumer takeaway, unfavorable product mix, changes in foreign currency exchange rates, and the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base.

International segment income decreased 27% to $183.1 million in the third quarter of 2014, as compared to $250.2 million in the third quarter of 2013, primarily due to lower gross profit, partially offset by lower advertising and promotion expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the third quarter of 2014 and 2013:

	For the Three Months Ended September 30,
	2014	2013	% Change
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$113.3	$122.3	–7%
Other Brands	5.7	6.7	–14%

Total American Girl Segment	$119.0	$129.0	–8%

Gross sales for the American Girl segment were $119.0 million in the third quarter of 2014, down $10.0 million or 8%, as compared to $129.0 million in the third quarter of 2013, with no impact from changes in currency exchange rates. Of the 7% decrease in American Girl Brands gross sales, 4% was due to lower sales from the BeForever historical doll line, which was re-launched in late September. Cost of sales decreased 5% in the third quarter of 2014, as compared to an 8% decrease in net sales, primarily due to lower product and other costs. Gross margins decreased as a result of unfavorable product mix and higher sales promotions.

American Girl segment income decreased by 53% to $7.6 million in the third quarter of 2014, as compared to $16.1 million in the third quarter of 2013, primarily due to lower gross profit and higher advertising and promotion expenses.

Results of Operations—First Nine Months of 2014

Consolidated Results

Net sales for the first nine months of 2014 were $4.03 billion, an 8% decrease, as compared to $4.37 billion in the first nine months of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. Net income for the first nine months of 2014 was $348.9 million, or $1.02 per diluted share, as compared to net income of $534.7 million, or $1.52 per diluted share, in the first nine months of 2013. Net income for the first nine months of 2014 was negatively impacted by lower sales volume and lower gross margin, partially offset by lower income taxes and lower advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the first nine months of 2014 and 2013 (in millions, except percentage and basis point information):

	For the Nine Months Ended September 30,				Year/Year Change
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$4,029.9	100.0%	$4,371.7	100.0%	–8%	—

Gross profit	$1,995.2	49.5%	$2,328.0	53.3%	–14%	–380
Advertising and promotion expenses	409.4	10.2	467.3	10.7	–12%	–50
Other selling and administrative expenses	1,169.1	29.0	1,171.9	26.8	—	220

Operating income	416.7	10.3	688.8	15.8	–40%	–550
Interest expense	57.2	1.4	58.2	1.3	–2%	10
Interest (income)	(5.2)	–0.1	(4.1)	–0.1	28%	—
Other non-operating (income), net	(5.7)		(2.5)

Income before income taxes	$370.4	9.2%	$637.2	14.6%	–42%	–540

Sales

Net sales for the first nine months of 2014 were $4.03 billion, an 8% decrease, as compared to $4.37 billion in the first nine months of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point.

The following table provides a summary of Mattel’s consolidated gross sales by brand results for the first nine months of 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$683.6	$831.6	–18%
Other Girls	875.2	891.4	–2%
Wheels	522.7	519.9	1%
Entertainment	587.6	722.4	–19%

	2,669.1	2,965.3	–10%

Fisher-Price Brands:
Core Fisher-Price	837.1	964.9	–13%
Fisher-Price Friends	354.6	421.4	–16%
Other Fisher-Price	72.0	87.0	–17%

	1,263.7	1,473.3	–14%

American Girl Brands	302.4	300.9	—
Construction and Arts & Crafts Brands	185.0	—	100%
Other	24.9	29.4

Total Gross Sales	$4,445.1	$4,768.9	–7%

Gross sales for Mattel were $4.45 billion in the first nine months of 2014, down $323.8 million or 7%, as compared to $4.77 billion in the first nine months of 2013, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in gross sales was due to lower sales of Entertainment, Barbie, Fisher-Price Friends, and Core Fisher-Price products, partially offset by Construction and Arts & Crafts products. Of the 19% decrease in Entertainment gross sales, 6% was due to lower sales of Superman products, 5% was due to lower sales of Max Steel products, 4% was due to lower sales of CARS products, and 3% was due to lower sales of kids’ games. The 18% decrease in Barbie gross sales was primarily due to a shift in advertising and promotional programs to the fourth quarter and the tightening of inventory management strategies by certain retail customers. Of the 16% decrease in Fisher-Price Friends gross sales, 6% was due to lower sales of Disney Jake and the Never Land Pirates products, 4% was due to lower sales of Nickelodeon products, and 3% was due to lower sales of Mike the Knight products. Of the 13% decrease in Core Fisher-Price gross sales, 4% was due to lower sales of Little People products and 4% was due to lower sales of Imaginext products. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products.

Cost of Sales

Cost of sales as a percentage of net sales was 50.5% in the first nine months of 2014, as compared to 46.7% in the first nine months of 2013. Cost of sales decreased by $9.0 million from $2.04 billion in the first nine months of 2013 to $2.03 billion in the first nine months of 2014, as compared to an 8% decrease in net sales. Within cost of sales, product and other costs increased $6.3 million to $1.65 billion in the first nine months of 2014; freight and logistics expenses increased by $0.6 million from $224.1 million in the first nine months of 2013 to $224.7 million in the first nine months of 2014; and royalty expenses decreased by $15.9 million, or 9%, from $174.1 million in the first nine months of 2013 to $158.1 million in the first nine months of 2014.

Gross Profit

Gross profit as a percentage of net sales decreased from 53.3% in the first nine months of 2013 to 49.5% in the first nine months of 2014. The decrease in gross profit as a percentage of net sales was primarily due to the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, efforts to improve consumer takeaway, the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, and unfavorable product mix.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased from 10.7% in the first nine months of 2013 to 10.2% in the first nine months of 2014, primarily due to efforts to improve the effectiveness of advertising by shifting the timing of advertising to the fourth quarter.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.17 billion, or 29.0% of net sales, in the first nine months of 2014, as compared to $1.17 billion, or 26.8% of net sales, in the first nine months of 2013. Other selling and administrative expenses were flat as approximately $32 million of transaction, integration, and amortization costs associated with the MEGA Brands acquisition, approximately $30 million of MEGA Brands’ ongoing other selling and administrative expenses, and approximately $23 million of incremental severance and other termination-related costs were offset by lower employee-related expenses, including incentive and equity compensation, of approximately $66 million and Operational Excellence 3.0 savings of approximately $25 million.

Non-Operating Items

Interest expense decreased from $58.2 million in the first nine months of 2013 to $57.2 million in the first nine months of 2014, primarily due to lower average interest rates related to long-term borrowings, partially offset by higher average long-term borrowings.

Provision for Income Taxes

Mattel’s provision for income taxes was $21.4 million and $102.5 million for the first nine months of 2014 and 2013, respectively. Mattel recognized net discrete tax benefits of $51.4 million and $32.2 million in the first nine months of 2014 and 2013, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first nine months of 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013	% Change
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$289.5	$324.0	–11%
Other Girls	393.7	409.4	–4%
Wheels	241.0	250.0	–4%
Entertainment	274.5	325.1	–16%

	1,198.7	1,308.5	–8%

Fisher-Price Brands:
Core Fisher-Price	470.2	580.0	–19%
Fisher-Price Friends	205.2	255.7	–20%
Other Fisher-Price	66.7	81.2	–18%

	742.1	916.9	–19%

Construction and Arts & Crafts Brands	129.5	—	100%
Other	9.1	9.1

Total Gross Sales	$2,079.4	$2,234.5	–7%

Gross sales for the North America segment were $2.08 billion in the first nine months of 2014, down $155.1 million or 7%, as compared to $2.23 billion in the first nine months of 2013, with no impact from changes in currency exchange rates. The decrease in the North America segment gross sales was primarily due to lower sales of Fisher-Price Friends, Core Fisher-Price, Entertainment, and Barbie products, partially offset by Construction and Arts & Crafts products. Of the 20% decrease in Fisher-Price Friends gross sales, 5% was due to lower sales of Disney Jake and the Never Land Pirates products, 5% was due to lower sales of Nickelodeon products, and 4% was due to lower sales of Mike the Knight products. Of the 19% decrease in Core Fisher-Price gross sales, 6% was due to lower sales of Little People products and 6% was due to lower sales of Imaginext products. Of the 16% decrease in Entertainment gross sales, 8% was due to lower sales of Superman products, 5% was due to lower sales of CARS products, and 3% was due to lower sales of Max Steel products. The 11% decrease in Barbie gross sales was primarily due to lower consumer takeaway, a shift in advertising and promotional programs in the fourth quarter, and the tightening of inventory management strategies by certain retail customers. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products. Cost of sales increased 1% in the first nine months of 2014, as compared to an 8% decrease in net sales, due to higher product and other costs, partially offset by lower royalty expense. Gross margins decreased as a result of the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, efforts to improve consumer takeaway, unfavorable product mix, and the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base.

North America segment income decreased 32% to $345.7 million in the first nine months of 2014, as compared to $510.3 million in the first nine months of 2013, primarily due to lower gross profit, partially offset by lower advertising and promotion expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the first nine months of 2014 versus 2013:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	–8	–2
Europe	–7	–1
Latin America	–11	–3
Asia Pacific	–3	–1

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first nine months of 2014 and 2013:

	For the Nine Months Ended September 30,		% Change
	2014	2013
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$394.1	$507.6	–22%
Other Girls	481.5	481.9	—
Wheels	281.7	270.1	4%
Entertainment	313.1	397.2	–21%

	1,470.4	1,656.8	–11%

Fisher-Price Brands:
Core Fisher-Price	366.9	384.9	–5%
Fisher-Price Friends	149.4	165.7	–10%
Other Fisher-Price	5.3	5.8	–10%

	521.6	556.4	–6%

Construction and Arts & Crafts Brands	55.5	—	100%
Other	0.9	3.5

Total Gross Sales	$2,048.4	$2,216.7	–8%

Gross sales for the International segment were $2.05 billion in the first nine months of 2014, down $168.3 million or 8%, as compared to $2.22 billion in the first nine months of 2013, with an unfavorable change in currency exchange rates of 2 percentage points. The decrease in the International segment gross sales was primarily due to lower sales of Barbie, Entertainment, and Fisher-Price Friends products, partially offset by Construction and Arts & Crafts products. The 22% decrease in Barbie gross sales was primarily due to a shift in advertising and promotional programs to the fourth quarter and the tightening of inventory management strategies by certain retail customers. Of the 21% decrease in Entertainment gross sales, 7% was due to lower sales of Max Steel products, 5% was due to lower sales of kids’ games, 4% was due to lower sales of CARS products, and 4% was due to lower sales of Superman products. Of the 10% decrease in Fisher-Price Friends gross sales, 7% was due to lower sales of Disney Jake and the Never Land Pirates products. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products. Cost of sales remained flat in the first nine months of 2014, as compared to an 8% decrease in net sales. Gross margins decreased as a result of the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, efforts to improve consumer takeaway, unfavorable product mix, and the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base.

International segment income decreased by 37% to $245.5 million in the first nine months of 2014, as compared to $389.3 million in the first nine months of 2013, driven primarily by lower gross profit, partially offset by lower advertising and promotion expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first nine months of 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013	% Change
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$302.4	$300.9	—
Other Brands	14.9	16.8	–11%

Total American Girl Segment	$317.3	$317.7	—

Gross sales for the American Girl segment were $317.3 million in the first nine months of 2014, down $0.4 million, as compared to $317.7 million in the first nine months of 2013, with no impact from changes in currency exchange rates. Cost of sales increased 3% in the first nine months of 2014, as net sales remained flat, primarily due to higher product and other costs and higher freight and logistics expenses. Gross margins decreased as a result of unfavorable product mix and efforts to improve consumer takeaway.

American Girl segment income decreased by 33% to $15.6 million in the first nine months of 2014, as compared to $23.3 million in the first nine months of 2013, primarily due to lower gross profit, higher advertising and promotion expenses, and higher other selling and administrative expenses.

Operational Excellence 3.0

Beginning in 2013, Mattel initiated the third phase of its cost savings program, Operational Excellence 3.0, which has targeted cumulative gross cost savings of approximately $175 million by the end of 2014. The cost savings program is designed to generate sustainable cost savings through the following primary initiatives:

•	Manufacturing efficiencies through automation, Lean manufacturing principles, design for manufacturing, enterprise quality, and packaging optimization,

•	Indirect procurement,

•	Operational efficiencies related to enhanced International clustering and realignment of North America operations, and

•	A reduction in Mattel’s professional workforce to drive efficiencies throughout the organization and align its infrastructure with realistic revenue assumptions, which resulted in severance and other termination-related costs of approximately $38 million in the first nine months of 2014.

For the third quarter of 2014, Mattel realized gross cost savings, excluding severance charges and investments, of approximately $41 million (or approximately $37 million of net savings including severance charges and investments). Of the gross cost savings realized in the third quarter of 2014, approximately $26 million was reflected within gross profit, approximately $11 million within other selling and administrative expenses, and approximately $4 million within advertising and promotion expenses.

For the first nine months of 2014, Mattel realized gross cost savings, excluding severance charges and investments, of approximately $82 million (or approximately $42 million of net savings including severance charges and investments). Of the gross cost savings realized in the first nine months of 2014, approximately $52 million was reflected within gross profit, approximately $25 million within other selling and administrative expenses, and approximately $5 million within advertising and promotion expenses.

From the commencement of Operational Excellence 3.0 through September 30, 2014, Mattel has realized approximately $142 million of cumulative gross cost savings. Mattel continues to be on track to realize approximately $175 million in sustainable cumulative gross savings by the end of 2014.

Income Taxes

Mattel’s provision for income taxes was $21.4 million and $102.5 million in the first nine months of 2014 and 2013, respectively. Mattel recognized net discrete tax benefits of $15.1 million and $51.4 million in the third quarter and first nine months of 2014, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. Mattel recognized net discrete tax benefits of $17.0 million and $32.2 million in the third quarter and first nine months of 2013, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the status of audits, including the settlement of the IRS examination of Mattel’s 2010 and 2011 tax years, tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, Mattel recognized net discrete tax benefits of $51.4 million in the first nine months of 2014.

Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $16 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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

Of Mattel’s $262.2 million in cash and equivalents as of September 30, 2014, approximately $234 million is held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated annually by its domestic operations, the unused Credit Facility of $1.60 billion as of September 30, 2014, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of September 30, 2014, Mattel had available incremental borrowing resources totaling $1.60 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Over the long term, assuming annual cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to stockholders through cash dividends and share repurchases. Mattel’s share repurchase program has no expiration date and repurchases will take place from time to time, depending on market conditions. The ability to successfully implement the capital deployment plan is directly dependent on Mattel’s ability to generate strong annual cash flows from operating activities. There is no assurance that Mattel will continue to generate strong annual cash flows from operating activities or achieve its targeted goals for investing activities.

Operating Activities

Cash flows used for operating activities were $144.3 million in the first nine months of 2014, as compared to $321.3 million in the first nine months of 2013. The decrease in cash flows used for operating activities was primarily due to lower working capital usage.

Investing Activities

Cash flows used for investing activities were $604.4 million in the first nine months of 2014, as compared to $175.9 million in the first nine months of 2013. The increase in cash flows used for investing activities was primarily due to the acquisition of MEGA Brands.

Financing Activities

Cash flows used for financing activities were $20.1 million in the first nine months of 2014, as compared to $421.3 million in the first nine months of 2013. The decrease in cash flows used for financing activities was primarily due to lower repayments of long-term borrowings and lower share repurchases, partially offset by lower proceeds from the exercise of stock options.

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

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the nine months ended September 30, 2014. As of September 30, 2014, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 1.89 to 1 (compared to a maximum allowed of 3.00 to 1), and Mattel’s interest coverage ratio was 14.68 to 1 (compared to a minimum required of 3.50 to 1).

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

Financial Position

Mattel’s cash and equivalents decreased $777.0 million to $262.2 million at September 30, 2014, as compared to $1.04 billion at December 31, 2013. The decrease was primarily due to the acquisition of MEGA Brands, dividend payments, purchases of tools, dies, and molds and other property, plant, and equipment, and working capital usage, partially offset by net proceeds from the issuance of the 2014 Senior Notes.

Accounts receivable increased $430.2 million to $1.69 billion at September 30, 2014, as compared to $1.26 billion at December 31, 2013. Inventory increased $258.0 million to $826.8 million at September 30, 2014, as compared to $568.8 million at December 31, 2013. Accounts receivable and inventory increased $99.2 million and $67.7 million, respectively, from December 31, 2013 due to the MEGA Brands acquisition. The remaining increases in accounts receivable and inventory were due to the seasonality of Mattel’s business.

Accounts payable and accrued liabilities increased $95.6 million to $1.11 billion at September 30, 2014, as compared to $1.02 billion at December 31, 2013. The increase was primarily due to the timing and amount of payments for various liabilities, partially offset by lower incentive compensation accruals.

As of September 30, 2014, Mattel had foreign short-term bank loans outstanding of $52.5 million, an increase of $48.2 million from December 31, 2013. Noncurrent long-term debt increased $500.0 million to $2.10 billion as of September 30, 2014, compared to $1.60 billion as of December 31, 2013, due to the issuance of the 2014 Senior Notes.

A summary of Mattel’s capitalization is as follows:

	September 30, 2014		September 30, 2013		December 31, 2013
	(In millions, except percentage information)
2010 Senior Notes	$500.0	9%	$500.0	10%	$500.0	9%
2011 Senior Notes	600.0	10	600.0	11	600.0	12
2013 Senior Notes	500.0	9	500.0	10	500.0	9
2014 Senior Notes	500.0	9	—	—	—	—

Total noncurrent long-term debt	2,100.0	37	1,600.0	31	1,600.0	30
Other noncurrent liabilities	504.8	9	616.5	12	540.6	10
Stockholders’ equity	3,067.8	54	3,008.2	57	3,251.6	60

	$5,672.6	100%	$5,224.7	100%	$5,392.2	100%

Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 36.5% at September 30, 2013 to 41.2% at September 30, 2014 as a result of higher borrowings. Mattel’s objective is to maintain a year-end debt-to-capital ratio of about 35%.

Litigation

See Item 1“Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q.

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2013 and did not change during the first nine months of 2014.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)
Revenues by Segment
North America	$1,124,463	$1,211,544	$2,079,357	$2,234,484
International	989,228	1,061,829	2,048,403	2,216,736
American Girl	119,025	128,951	317,314	317,658

Gross sales	2,232,716	2,402,324	4,445,074	4,768,878
Sales adjustments	(211,292)	(195,363)	(415,221)	(397,202)

Net sales	$2,021,424	$2,206,961	$4,029,853	$4,371,676

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during the first nine months of 2014 were related to its net investments in entities having functional currencies denominated in the Euro, Mexican peso, and Brazilian real.

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

Mattel has not accessed US dollars in Venezuela through SICAD 1 and does not expect to be able to access the SICAD 1 rate in the foreseeable future. Mattel is currently monitoring and assessing the currency exchange rates and restrictions associated with SICAD 1. Based on a number of factors, including the restrictions placed on eligible participants, the amount of US dollars available to purchase through the auction process, and the ineligibility of past import transactions to be settled through SICAD 1, Mattel does not currently believe it is appropriate to use the SICAD 1 rate as its remeasurement rate. However, had Mattel used the SICAD 1 rate of 12.00 BsF per US dollar as of September 30, 2014 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $10 million in its consolidated statement of operations.

Mattel has not accessed US dollars in Venezuela through SICAD 2. Mattel is currently monitoring the restrictions associated with SICAD 2 and, as access to the SICAD 2 system is still limited, it does not currently believe it is appropriate to use the SICAD 2 rate as its remeasurement rate. However, had Mattel used the SICAD 2 rate of 49.99 BsF per US dollar as of September 30, 2014 as its remeasurement rate, it would have resulted in a pre-tax charge of approximately $19 million in its consolidated statement of operations.

Mattel’s Venezuelan subsidiary represented less than 0.1% of Mattel’s consolidated net sales in the first nine months of 2014 and had approximately $22 million of net monetary assets denominated in BsF as of September 30, 2014. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $95 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. The scope of Mattel’s assessment of the effectiveness of its disclosure controls and procedures does not include any disclosure controls and procedures of MEGA Brands, which was acquired on April 30, 2014, that are also part of MEGA Brands’ internal control over financial reporting. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Based on this evaluation, Bryan G. Stockton, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Recent Sales of Unregistered Equity Securities

During the third quarter of 2014, Mattel did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the third quarter of 2014:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1—31	79,244	$35.49	—	$252,013,155
August 1—31	351,358	35.24	—	252,013,155
September 1—30	3,128	32.84	—	252,013,155

Total	433,730	$35.27	—	$252,013,155

(1)	The total number of shares purchased includes 433,730 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.
(2)	Mattel’s share repurchase program was first announced on July 21, 2003. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date

3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007

3.1	Amended and Restated By-laws of Mattel, Inc.	10-Q	001-05647	3.1	July 20, 2011

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-Q	001-05647	4.0	August 3, 2007

10.1	Mattel, Inc. Executive Severance Plan B and Form of Participation Letter Agreement	8-K	001-05647	10.1	July 21, 2014

12.0*	Computation of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated October 28, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated October 28, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certifications of Principal Executive Officer and Principal Financial Officer dated October 28, 2014 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ H. Scott Topham
H. Scott Topham Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: October 28, 2014