Form 10-K
period 2014-12-31
MATTEL INC /DE/
filed 2015-02-25
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $13,157,986,680 based upon the closing market price as of the close of business June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 13, 2015:

338,254,021 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Mattel, Inc. Notice of Annual Meeting of Stockholders and 2015 Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

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

The second strategy is to optimize operating margins through sustaining gross margins of about 50% over the long-term, and delivering on cost savings initiatives.

The third strategy is to generate significant cash flow and continue its disciplined, opportunistic, and value-enhancing deployment.

Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped into four major brand categories, including the Construction and Arts & Crafts brand category, which was introduced in the second quarter of 2014 with the acquisition of MEGA Brands Inc. (“MEGA Brands”).

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie”), Monster High®, Disney Classics®, Ever After High®, Little Mommy®, and Polly Pocket® (collectively “Other Girls”), Hot Wheels® and Matchbox® vehicles and play sets (collectively “Wheels”), and CARS®, Disney Planes™, BOOMco™, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, Batman®, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, Laugh & Learn®, and Imaginext® (collectively “Core Fisher-Price”), Thomas & Friends™, Dora the Explorer®, Mickey Mouse® Clubhouse, and Disney Jake and the Never Land Pirates® (collectively “Fisher-Price Friends”), and Power Wheels®.

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

Business Segments

Mattel’s operating segments are separately managed business units, consisting of: (i) North America, which consists of the US and Canada, (ii) International, and (iii) American Girl. The North America and International segments sell products in the Mattel Girls & Boys Brands, Fisher-Price Brands, and Construction and Arts & Crafts Brands categories, although some products are developed and adapted for particular international markets.

For additional information on Mattel’s segment reporting, including revenues and segment income, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated

Financial Statements—Segment Information.” For additional information regarding segment assets and geographic areas, see Part II, Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.” For additional information regarding revenues by brand category, see Part II, Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.”

For a discussion of the risks inherent in the foreign operations of Mattel, which affect each segment, see Item 1A “Risk Factors.”

North America Segment

The North America segment markets and sells toys in the US and Canada through the Mattel Girls & Boys Brands, Fisher-Price Brands, and Construction and Arts & Crafts Brands categories.

In the Mattel Girls & Boys Brands category, Barbie includes Barbie fashion dolls and accessories. Other Girls includes Monster High, Disney Classics, Ever After High, Little Mommy, and Polly Pocket. Wheels includes Hot Wheels and Matchbox vehicles and play sets. Entertainment includes CARS, Disney Planes, BOOMco, Radica, Toy Story, Max Steel, WWE Wrestling, Batman, as well as games and puzzles.

In 2015, Barbie will continue to inspire girls and remind them that “anything is possible.” The global campaign will be supported by innovative products, events, and strategic partnerships. In addition, Barbie will feature new products to support two animated launches, Barbie in Princess Power™ in spring 2015 and Barbie in Rock N’ Royals in fall 2015. Barbie will also continue to encourage girls to explore fashion through a new line of Fashionista dolls that reflect styles they see in the classrooms. Monster High will celebrate its fifth year with new characters, new scale, and new entertainment. A new Monster High DVD will be released in spring 2015 entitled Haunted and a second DVD, Boo York, Boo York: A Monsterrific Musical!, will be released in fall 2015. Monster High will introduce new larger scale dolls and vinyl figures in order to engage girls in a new way. Ever After High will continue to feature creative storylines and original characters in 2015. Ever After High will deliver new content through a Netflix original movie and Netflix original series and will also extend storylines through five new books by acclaimed author Susan Selfors. Ever After High will also offer new Royal and Rebel core doll extensions. New product extensions of Disney Princess® Frozen™ will accompany new short-form content with a new look for Anna and Elsa. In addition, timed to the release of Cinderella, there will be a targeted marketing strategy to engage consumers.

In 2015, Hot Wheels will enable children to create and discover new play experiences through new vehicles and track sets, as well as immersive gaming and storytelling. Hot Wheels will continue to allow children to design, create, and customize their track creation by connecting existing tracks with new track pieces using the Track Builder™ System. In addition, Hot Wheels and Star Wars™ have come together for the first time to provide unique vehicle experiences for fans of all ages with both Star Wars-inspired cars and authentic replica vehicles. The Entertainment business will include new and innovative products based on CARS, Disney Planes, and Toy Story, as well as products to support Warner Bros.’ new animated series Batman Unlimited. WWE Wrestling will launch a new customizable line, Create A WWE Superstar, allowing kids to recreate their favorite moments in the ring. For games and puzzles, Mattel will continue offering products of its existing Bounce-off™, UNO®, and Pictionary® games, as well as celebrate Apples to Apples®’ 15th anniversary. In 2015, BOOMco will introduce high-performance functionality and new innovations engineered for the blaster-field.

The Fisher-Price Brands category includes Fisher-Price, Little People, BabyGear, Laugh & Learn, Imaginext, Thomas & Friends, Dora the Explorer, Mickey Mouse Clubhouse, Disney Jake and the Never Land Pirates, and Power Wheels.

Fisher-Price will introduce new innovative products for its BabyGear and core toy lines in 2015, including the Smart Connect™ Swing and Smart Connect Projection Mobile that will allow parents to control the products remotely without having to disturb their babies using Bluetooth technology. Supporting the Laugh & Learn infant line, Fisher-Price will introduce BeatBo, a new character that will get babies singing, dancing, and moving along. Also in 2015, Thomas & Friends will celebrate 70 years of friendship with a year’s worth of great products and programming. In summer 2015, the first permanent US theme park for Thomas & Friends, located at Edaville USA, will open to the public. Thomas & Friends will continue to be supported with new products, including Turbo Flip Thomas™ and Trackmaster® Shipwreck.

The Construction and Arts & Crafts Brands category includes MEGA BLOKS, RoseArt, and Board Dudes.

MEGA BLOKS will celebrate 30 years of construction in 2015 and will continue to expand its Preschool, Kids, and Collectors portfolios of building sets. MEGA BLOKS’ junior construction line will partner with Fisher-Price to offer Fisher-Price endorsed First Builders products. In honor of this year’s Thomas & Friends DVD release, Sodor’s Legend of the Lost Treasure, MEGA BLOKS will introduce a range of buildable Thomas construction sets that include motorized features. For boys, the brand will feature new MEGA BLOKS SpongeBob SquarePants™ and Despicable Me™ sets, each based on the franchises’ 2015 movie releases, The SpongeBob™ Movie: Sponge Out of Water and Minions. For girls, the brand will introduce a line of build & display Monster High sets with secret reveals, electronic features, and fully articulated mini-monster figures. The MEGA BLOKS Collectors portfolio will bring highly detailed builds, product features, and micro action figures based on the highly anticipated 2015 releases of Halo®, Call of Duty®, and Assassin’s Creed™ video games. New to the Collectors portfolio this year is the launch of MEGA BLOKS Terminator Genisys construction sets with all-new characters, vehicles, and locations.

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

Mattel’s International segment revenue represented 46% of worldwide consolidated gross sales in 2014. Within the International segment, Mattel operates in three regional groups that generated the following gross sales during 2014:

	Amount	Percentage of International Gross Sales
	(In millions, except percentage information)
Europe	$1,687.1	55%
Latin America	909.4	30%
Asia Pacific	465.0	15%

	$3,061.5	100%

No individual country within the International segment exceeded 6% of worldwide consolidated gross sales during 2014.

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

American Girl Segment

The American Girl segment is a direct marketer, children’s publisher, and retailer best known for its flagship line of historical dolls, books, and accessories, as well as the My American Girl and Bitty Baby brands. American Girl also publishes best-selling Advice & Activity books and the award-winning American Girl magazine. In January 2015, American Girl introduced Grace Thomas™, the 2015 Girl of the Year® doll. American Girl products are sold in the US and Canada. Beginning in summer 2015, American Girl products will also be sold in Mexico.

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

Mattel’s principal manufacturing facilities are located in Canada, China, Indonesia, Malaysia, Mexico, and Thailand. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies or regulations, and other risks, Mattel produces its products in multiple facilities across multiple countries. Mattel believes that the existing production capacity at its own and its third-party manufacturers’ facilities is sufficient to handle expected volume in the foreseeable future. See Item 1A “Risk Factors.”

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

Competition and Industry Background

Mattel is a worldwide leader in the manufacture, marketing, and sale of toys. Competition in the toy industry is based primarily on quality, play value, and price. Mattel offers a diverse range of products for children of all ages and families that include, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. The North America segment competes with several large toy companies, including Bandai, Hasbro, Jakks Pacific, Leap Frog, Lego, MGA Entertainment, Spin Master, Tomy, and VTech, many smaller toy companies, and several manufacturers of video games and consumer electronics. The International segment competes with global toy companies including Bandai, Hasbro, Lego, MGA Entertainment, Playmobil, Tomy, and VTech, other national and regional toy companies, and manufacturers of video games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area but do not compete with Mattel or other international toy companies worldwide. The American Girl segment competes with companies that manufacture girls’ toys and with children’s book publishers and retailers.

Competition among the above companies is intensifying due to recent trends towards shorter life cycles for individual toy products and an increasing use of high technology in toys. In addition, as a result of the phenomenon of “children getting older younger” resulting from children outgrowing toys at younger ages, Mattel competes with companies that sell products outside the toy aisle, such as electronic consumer products and video games. Competition continues to be heavily influenced by the fact that a small number of retailers account for a large portion of all toy sales, allocate the shelf space from which toys are viewed, and have direct contact with parents and children through in-store purchases, coupons, and print advertisements. Such retailers can and do promote their own private-label toys, facilitate the sale of competitors’ toys, and allocate shelf space to one type of toy over another. Competition is also intensifying due to the availability of online-only distributors, including Amazon.com, which are able to promote a wide variety of toys and represent a wide variety of toy manufacturers, and, with limited overhead, do so at a lower cost.

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

Product Design and Development

Through its product design and development group, Mattel regularly refreshes, redesigns, and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue these activities effectively. See Item 1A “Risk Factors.” Product design and development activities are principally conducted by a group of professional designers and engineers employed by Mattel. During 2014, 2013, and 2012, Mattel incurred expenses of $209.5 million, $201.9 million, and $195.1 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Supplemental Financial Information.”

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

During 2014, 2013, and 2012, Mattel incurred expenses of $733.2 million (12.2% of net sales), $750.2 million (11.6% of net sales), and $717.8 million (11.2% of net sales), respectively, for advertising and promotion.

Sales

Mattel’s products are sold throughout the world. Products within the North America segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers. Mattel also operates several small retail outlets, generally near or at its corporate headquarters and distribution centers as a service to its employees and as an outlet for its products. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America and Europe that serve as outlets for its products. American Girl products are sold directly to consumers, and its children’s publications are also sold to certain retailers. Mattel has eighteen American Girl retail stores: American Girl Place in Chicago, Illinois, Los Angeles, California, and New York, New York, and American Girl stores in Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, and Palo Alto, California, each of which features children’s products from the American Girl segment. American Girl also has a retail outlet in Oshkosh, Wisconsin that serves as an outlet for its products. Mattel also plans to open retail stores in Nashville, Tennessee and Scottsdale, Arizona in 2015. Additionally, Mattel sells certain of its products online through websites of one or more of its subsidiaries.

During 2014, Mattel’s three largest customers (Wal-Mart at $1.1 billion, Toys “R” Us at $0.6 billion, and Target at $0.5 billion) accounted for approximately 35% of worldwide consolidated net sales. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US, none of which exceed 10% of net sales. The customers and the degree of concentration vary depending upon the region or nation. See Item 1A “Risk Factors” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.”

Licenses and Distribution Agreements

Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.

Mattel has entered into agreements to license entertainment properties from, among others, Disney Enterprises, Inc. (including ©Disney characters such as Mickey Mouse, Disney Princess, Jake and the Never Land Pirates, Planes, CARS and Toy Story from Pixar, and certain Disney films and television properties), Viacom International, Inc. relating to its Nickelodeon® properties (including Dora the Explorer, and SpongeBob SquarePants), Warner Bros. Consumer Products (including Batman, Superman®, and Justice League®), and WWE Wrestling.

Royalty expense for 2014, 2013, and 2012 was $242.4 million, $246.9 million, and $240.2 million, respectively. See “Commitments” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies.”

Mattel’s license agreement with Disney Enterprises, Inc. for the global rights to produce and sell toys based on Disney Princess characters is scheduled to expire at the end of 2015 and will not be renewed.

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

Agreements to purchase inventory, services, and other items with terms extending through 2018 contain future minimum payments totaling approximately $387 million. Licensing and similar agreements with terms extending through 2019 and beyond contain provisions for future guaranteed minimum payments totaling approximately $285 million. Operating lease commitments with terms extending through 2019 and beyond contain future minimum obligations totaling approximately $520 million. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies.”

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

Employees

The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. As of December 31, 2014, Mattel’s total number of employees was approximately 31,000.

Executive Officers of the Registrant

The current executive officers of Mattel, all of whom are appointed annually by and serve at the pleasure of the Board of Directors, are as follows:

Name	Age	Position	Executive Officer Since
Christopher A. Sinclair	64	Chairman of the Board and Interim Chief Executive Officer	2015
Richard Dickson	47	President, Chief Brands Officer	2014
Kevin M. Farr	57	Chief Financial Officer	1996
Peter D. Gibbons	53	Executive Vice President, Chief Supply Chain Officer	2013
Alan Kaye	61	Executive Vice President, Chief Human Resources Officer	2000
Timothy J. Kilpin	54	President, Chief Commercial Officer	2011
Jean A. McKenzie	55	Executive Vice President of Mattel and President, American Girl	2013
Robert Normile	55	Executive Vice President, Chief Legal Officer and Secretary	1999
Mandana Sadigh	55	Senior Vice President and Corporate Treasurer	2010
H. Scott Topham	54	Senior Vice President and Corporate Controller	2004
Geoffrey H. Walker.	49	Executive Vice President, Global Brands Team—Fisher-Price	2013

Mr. Sinclair has been Chairman of the Board and Interim Chief Executive Officer since January 2015 and a member of the Board of Directors since 1996. Prior to assuming the role of Chairman of the Board and Interim Chief Executive Officer, Mr. Sinclair served as the Independent Lead Director and Chairman of the Audit Committee of the Board of Directors since 2011. From 2002 to 2008, he served as Executive Chairman of Scandent Holdings, an information technology investment company. From 2005 to 2009, he also served as Executive Chairman of Cambridge Solutions Corporation Ltd., a leader in providing information technology and business process outsourcing services. He also served as a Managing Director of Manticore Partners, LLC, a venture capital advisory firm, from 2000 to 2005, as an Operating Partner of Pegasus Capital Advisors, LP, a private equity firm, from 2000 to 2002 and as Chairman of the Board and Chief Executive Officer of Caribiner International, Inc. from 1999 to 2000. Earlier, he served as President and Chief Executive Officer of Quality Food, Inc., Chairman and Chief Executive Officer of Pepsi-Cola Company and President and Chief Executive Officer of PepsiCo Foods & Beverages International and Pepsi-Cola International for more than five years.

Mr. Dickson has been President, Chief Brands Officer since January 2015. From May 2014 to January 2015, he served as Chief Brands Officer. From February 2010 to May 2014, he served as President and CEO of Branded Businesses at The Jones Group, Inc. From August 2008 to February 2010, he served as General Manager and Senior Vice President of Barbie at Mattel. From 2000 to 2008, he was Senior Vice President at

Mattel overseeing Consumer Products, Marketing, Media, Entertainment and Packaging. Prior to Mattel, he served as Vice President of Brand Management and Merchandising at Estee Lauder Companies, Inc. and was principal with Gloss.com, an e-commerce beauty website he helped develop and manage until its acquisition by Estee Lauder. Mr. Dickson started his career and spent nearly a decade with Bloomingdale’s, a leading US fashion retailer.

Mr. Farr has been Chief Financial Officer since February 2000. From September 1996 to February 2000, he was Senior Vice President and Corporate Controller. From June 1993 to September 1996, he served as Vice President, Tax. Prior to that, he served as Senior Director, Tax from August 1992 to June 1993.

Mr. Gibbons has been Executive Vice President and Chief Supply Chain Officer since January 2015. From April 2013 to January 2015, he served as Executive Vice President, Global Supply Chain. From July 2008 to November 2012, he served as Executive Vice President, Global Supply Chain Operations at Starbucks Corporation. From February 2007 to July 2008 he served as Senior Vice President, Global Manufacturing Operations, at Starbucks Corporation. From March 1999 to February 2007, he was Executive Vice President, Supply Chain, for the Glidden Company, a subsidiary of ICI Americas, Inc., a global chemical company. Prior to that, he held various roles in operations, finance and engineering with ICI plc in Europe and Latin America and the Scottish Development Agency.

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

Mr. Kilpin has been President, Chief Commercial Officer since January 2015. From May 2014 to January 2015, he served as Executive Vice President, International. From February 2011 to May 2014, he served as Executive Vice President, Global Brands Team—Boys & Girls. From February 2010 to February 2011, he served as General Manager and Senior Vice President, Mattel Brands El Segundo. Mr. Kilpin served as General Manager and Senior Vice President for the Girls, Boys and Games groups from November 2008 to February 2010 and for the Boys group from October 2005 to November 2008. Prior to rejoining Mattel as a Senior Vice President, Marketing in 2003, he was Executive Vice President of Studio Franchise Management at The Walt Disney Company. Mr. Kilpin first joined Mattel in August 1984 and until October 1999, held various marketing positions, culminating as Executive Vice President and General Manager of the then Character Brands business unit.

Ms. McKenzie has been President of American Girl since January 2013 and also served as Executive Vice President of Mattel since September 2012. Prior to re-joining Mattel in October 2011 as Senior Vice President, Marketing, she was Senior Vice President for The Walt Disney Company from 2007 to 2010 and President and Chief Executive Officer of Gateway Learning Corporation from 1999 to 2005. From 1989 to 1998, Ms. McKenzie served in various executive positions at Mattel working on the Barbie brand, most recently as Executive Vice President and General Manager of Worldwide Barbie.

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

Mr. Walker has been Executive Vice President, Global Brands Teams—Fisher-Price since April 2013. From January 2011 to April 2013, he served as Senior Vice President and General Manager of Mattel’s European businesses. From October 2010 through December 2010, he served as Senior Vice President Global Core Brands Marketing Strategy. From August 2008 to October 2010, he served as Senior Vice President Marketing. Mr. Walker held a variety of roles within the Mattel marketing organization from December 2000 to August 2008. Starting with Mattel in July 1995, Mr. Walker has held a variety of brand management positions within the Wheels, Entertainment and Games divisions.

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

Item 1A. Risk Factors.

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” “may,” “aims,” “intends,” or “projects.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are all based on currently available operating, financial, economic and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed below. Mattel expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new developments or otherwise.

If Mattel does not successfully identify or satisfy consumer preferences, its results of operations may be adversely affected.

Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly with children as the end users of Mattel’s products, are continuously changing. Significant, sudden shifts in demand are caused by “hit” toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, digital media, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers and sellers of toys, video games, consumer electronics such as tablets and mobile devices, and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales, and increase its product sales or establish product sales with new, innovative toys, will depend on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to recent trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, and an increasing use of more sophisticated technology in toys. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease, and Mattel’s revenues, profitability and results of operations may be adversely affected.

High levels of competition and low barriers to entry make it difficult to achieve, maintain, or build upon the success of Mattel’s brands, products, and product lines.

Mattel faces competitors who are also constantly monitoring and attempting to anticipate consumer tastes, seeking ideas which will appeal to consumers and introducing new products that compete with Mattel’s products. In addition, competition for access to entertainment properties could lessen Mattel’s ability to secure, maintain, and renew popular licenses to entertainment products developed by other parties and licensed to Mattel or require Mattel to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain these licenses. In addition, the barriers to entry for new participants in the toy products industry are low. In a very short period of time, new market participants with a popular product idea or entertainment property can become a significant source of competition for Mattel and its products. If demand for Mattel’s brands, products and product lines is reduced as a result of these factors, Mattel’s results of operations may be adversely affected.

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

In addition, as a result of the seasonal nature of Mattel’s business, Mattel may be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as terrorist attacks, economic shocks, severe weather, earthquakes or other catastrophic events, that harm the retail environment or consumer buying patterns during its key selling season, or by events, such as strikes, disruptions in transportation or port delays, that interfere with the manufacture or shipment of goods during the critical months leading up to the holiday purchasing season.

Mattel has significant customer concentration, so that economic difficulties or changes in the purchasing policies or patterns of its key customers could have a significant impact on Mattel’s business and operating results.

A small number of customers account for a large share of Mattel’s net sales. In 2014, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 35% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 45% of net sales. While the concentration of Mattel’s business with a relatively small number of customers may provide certain benefits to Mattel, such as potentially more efficient product distribution and decreased costs of sales and distribution, this concentration may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results.

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

Cost increases, whether resulting from rising costs of materials, transportation, services, labor or compliance with existing or future regulatory requirements could impact the profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions, and other factors, there can be no assurance that Mattel will be able to offset any of these increased costs by adjusting the prices of its products. Increases in prices of Mattel’s products may not be sustainable and could result in lower sales. Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including shortages of raw materials and components. Additionally, as Mattel cannot guarantee the stability of its major suppliers, major suppliers may stop manufacturing components at any time with little or no notice. If Mattel is required to use alternative sources, it may be required to redesign some aspects of the affected products, which may involve delays and additional expense. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurance that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or in the delivery of finished products, whether resulting from more stringent regulatory requirements, disruptions in transportation, port delays, labor strikes, lockouts, an outbreak of a severe public health pandemic, severe weather, the occurrence or threat of wars or other conflicts, or a significant increase in the price of one or more supplies, such as fuel or resin (which is an oil-based product used in plastics), or otherwise, could negatively impact Mattel’s financial results.

Significant changes in currency exchange rates or the ability to transfer capital across borders could have a significant adverse effect on Mattel’s business and results of operations.

Mattel operates facilities and sells products in numerous countries outside the United States. During 2014, Mattel’s net sales to international customers comprised 47% of Mattel’s total consolidated net sales. Furthermore, Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Highly inflationary economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel’s profitability. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in US Dollars, and partially hedging this exposure using foreign currency forward exchange contracts. These contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan and Venezuelan bolivar fuerte, could have a significant adverse effect on Mattel’s business and results of operations.

If global economic conditions deteriorate, Mattel’s business and financial results could be adversely affected.

Mattel designs, manufactures, and markets a wide variety of toy products worldwide through sales to retailer customers and directly to consumers. Mattel’s performance is impacted by the level of discretionary consumer spending, which remains relatively weak in the United States and in many countries around the world in which Mattel does business. Consumers’ discretionary purchases of toy products may be impacted by job losses, foreclosures, bankruptcies, reduced access to credit, significantly falling home prices, lower consumer confidence, and other macroeconomic factors that affect consumer spending behavior. Any of these factors can reduce the amount which consumers spend on the purchase of Mattel’s products. Deterioration of global economic conditions or disruptions in credit markets in the markets in which Mattel operates could potentially have a material adverse effect on Mattel’s liquidity and capital resources, including increasing Mattel’s cost of capital or its ability to raise additional capital if needed, or otherwise adversely affect Mattel’s business and financial results.

In addition to experiencing potentially lower revenues during times of economic difficulty, in an effort to maintain sales during such times, Mattel may need to increase promotional spending or take other steps to encourage retailer and consumer purchase of its products. Those steps may increase costs and/or decrease operating margins.

Failure to successfully implement new initiatives or meet product introduction schedules could have a significant adverse effect on Mattel’s business, financial condition and results of operations.

Mattel has announced, and in the future may announce, initiatives to reduce its costs, increase its efficiency, improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands, and offer new innovative products, enhance product safety, develop people, improve productivity, simplify processes, maintain customer service levels, as well as initiatives designed to drive sales growth, capitalize on Mattel’s scale advantage, and improve its supply chain. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. In addition, Mattel may anticipate introducing a particular product, product line or brand at a certain time in the future. There is no guarantee that Mattel will be able to manufacture, source and ship new or continuing products in a timely manner and on a cost-effective basis. Unforeseen delays or difficulties in the development process or significant increases in the planned cost of development for new Mattel products may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product or new product introduction to be discontinued. Failure to successfully implement any of these initiatives, or launches, or the failure of any of these initiatives or launches to produce the results anticipated by management, could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.

Mattel’s business depends in large part on the success of its vendors and outsourcers, and Mattel’s brands and reputation may be harmed by actions taken by third-parties that are outside Mattel’s control. In addition, any material failure, inadequacy, or interruption resulting from such vendors or outsourcings could harm Mattel’s ability to effectively operate its business.

As a part of its efforts to cut costs, achieve better efficiencies and increase productivity and service quality, Mattel relies significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics and information technology. Any shortcoming of a Mattel vendor or outsourcer, particularly an issue affecting the quality of these services or systems, may be attributed by customers to Mattel, thus damaging Mattel’s reputation, and brand value, and potentially affecting its results of operations. In addition, problems with transitioning these services and systems to or operating failures with these vendors and outsourcers could cause delays in product sales, and reduce efficiency of Mattel’s operations, and significant capital investments could be required to remediate the problem.

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

If Mattel is not able to adequately protect its proprietary intellectual property and information, and protect against third party claims that Mattel is infringing on their intellectual property rights, its results of operations could be adversely affected.

The value of Mattel’s business depends on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents and trade secrets, in the US and around the world, as well as its customer, employee, and consumer data. The steps Mattel has taken may not prevent unauthorized use of its intellectual property, particularly in foreign countries where the laws may not protect its intellectual property as fully as in the US. Mattel may need to resort to litigation to protect its intellectual property rights, which could result in substantial costs and diversion of resources. If Mattel fails to protect its proprietary intellectual property and information, including any successful challenge to Mattel’s ownership of its intellectual property or material infringements of its intellectual property, this failure could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.

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

Mattel periodically receives claims of infringement of intellectual property rights held by other parties. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert management and key personnel from business operations. If Mattel, its distributors, its licensors or its manufacturers are found to be infringing on the intellectual property rights of any third party, they may be required to obtain a license to use those rights, which may not be obtainable on reasonable terms, if at all.

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

Mattel operates in a highly regulated environment in the US and international markets. US federal, state, and local governmental entities, and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products. These policies or regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), product safety and other safety standards, trade restrictions, duties and tariffs, and regulations regarding currency and financial matters, anticorruption standards (such as the US Foreign Corrupt Practices Act), environmental matters, advertising directed toward children, product content, and privacy and data protection, as well as other administrative and regulatory restrictions. While Mattel takes all the steps it believes are necessary to comply with these laws and policies or regulations, there can be no assurance that Mattel will be in compliance in the future. Compliance with these various laws, regulations and policies imposes significant costs on Mattel’s business, and failure to comply could result in monetary liabilities and other penalties, and could lead to significant negative media attention and consumer dissatisfaction, which could have a significant adverse effect on Mattel’s business, financial condition and results of operations.

In addition, changes in laws or policies or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations, any of which could negatively impact its financial condition and results of operations.

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

Mattel has experienced, and may in the future experience, issues with products that may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to Mattel’s reputation, reduced demand by consumers for its products, decreased willingness by retailer customers to purchase or provide marketing support for those products, adverse impacts on Mattel’s ability to enter into licensing agreements for products on competitive terms, absence or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect Mattel’s business operations, decrease sales, increase legal fees and other costs, and put Mattel at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have a significant adverse effect on Mattel’s financial condition and results of operations.

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

Mattel has significant operations near major earthquake faults, including its corporate headquarters in El Segundo, California. A catastrophic event where Mattel has important operations, such as an earthquake, tsunami, flood, typhoon, fire, or other natural or manmade disaster, could disrupt Mattel’s operations or those of its contractors and impair production or distribution of its products, damage inventory, interrupt critical functions, or otherwise affect its business negatively, harming Mattel’s results of operations.

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

Mattel relies extensively on information technology systems across its operations, including for management of its supply chain, sale and delivery of its products, reporting its results of operations, collection and storage of consumer data, personal data of customers, employees and other stakeholders, and various other processes and transactions. Many of these systems are managed by third-party service providers. Mattel’s ability to effectively manage its business and coordinate the production, distribution, and sale of its products depends significantly on the reliability and capacity of these systems and third-party service providers. Mattel has exposure to similar security risks faced by other large companies that have data stored on their information technology systems. To its knowledge, Mattel has not experienced any material breach of its cybersecurity systems. The cybersecurity system of Mattel’s third party insurance provider has been recently compromised. If Mattel’s or its third-party service providers’ systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the above which could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, Mattel could experience delays or decreases in product sales, and reduced efficiency of its operations. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose Mattel to potential litigation, regulatory actions, sanctions or other statutory penalties, any or all of which could adversely affect its business, and cause it to incur significant losses and remediation costs.

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

Mattel’s stock price has been volatile over the past several years and could decline in the future, resulting in losses for our investors.

All the factors discussed in this section or any other material announcements or events could affect our stock price. In addition, quarterly fluctuations in our operating results, changes in investor and analyst perception of our business risks and conditions of our business, our ability to meet earnings estimates and other performance expectations of financial analysis or investors, unfavorable commentary or downgrades of our stock by research analysts, fluctuations in the stock prices of our peer companies or in stock markets in general, and general economic or political conditions could also cause the price of our stock to change. A significant drop in the price of our stock could expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business.

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

Mattel owns its corporate headquarters in El Segundo, California, consisting of approximately 335,000 square feet, and an adjacent office building consisting of approximately 55,000 square feet. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel also owns facilities in East Aurora, New York, consisting of approximately 535,000 square feet, which is used by the North America segment and for brand and corporate support functions. American Girl owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 180,000 square feet, a warehouse in

Middleton, consisting of approximately 215,000 square feet, and distribution facilities in Middleton, DeForest, and Wilmot, Wisconsin, consisting of a total of approximately 948,000 square feet, all of which are used by the American Girl segment. Additionally, Mattel leases a facility in Montreal, Canada, consisting of approximately 817,000 square feet, which is used for brand support and manufacturing functions, and a warehouse in Lachine, Canada, consisting of approximately 276,000 square feet. These facilities in Canada are used by both the North America and International segments. Mattel also owns its principal manufacturing facilities located in Indonesia, Malaysia, Mexico, and Thailand.

Mattel maintains leased offices in Arkansas, California, Illinois, Indiana, Minnesota, New York, and Pennsylvania, and leased warehouse and distribution facilities in California, New Jersey, and Texas, all of which are used by the North America segment. Mattel has leased retail and related office space in Chicago, Illinois, Los Angeles, California, and New York, New York for its American Girl Place stores, Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Nashville, Tennessee, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, Palo Alto, California, and Scottsdale, Arizona for its American Girl stores, leased retail space in Oshkosh, Wisconsin, which is used by the American Girl segment, and Pomona, California, which is used by the North America segment. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Colombia, Czech Republic, Denmark, France, Germany, Greece, Hong Kong, Hungary, India, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Portugal, Russia, South Korea, Spain, Switzerland, Taiwan, Turkey, the United Kingdom, and Venezuela, which are leased (with the exception of office and warehouse space in Chile and certain warehouse space in France that is owned by Mattel) and used by the International segment. Mattel also has office space and principal manufacturing facilities in China, which support both the North America and International segments.

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

Holders of Record

As of February 13, 2015, Mattel had approximately 30,000 holders of record of its common stock.

Dividends

During 2014, 2013, and 2012, Mattel paid total dividends per share of $1.52, $1.44, and $1.24, respectively, to holders of its common stock. The Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Under US federal income tax rules, corporate dividends are designated as a dividend or a non-dividend distribution based on the applicable “earnings and profits” of the entity paying the dividend. Although Mattel has significant retained earnings, these earnings do not constitute “earnings and profits” as defined in US federal tax rules. Non-dividend distributions are considered a return of capital and are generally not taxable; however, the recipient must adjust his cost basis to reflect the distribution. In 2014, based on assumptions by Mattel, approximately 80% of the distribution is a non-dividend distribution for US federal income tax purposes. Mattel expects more than 50% of its future dividends to be designated as a non-dividend distribution for US federal income tax purposes, assuming no changes to current business operations or current tax laws.

Recent Sales of Unregistered Securities

During the fourth quarter of 2014, Mattel did not sell any unregistered securities.

Issuer Purchases of Equity Securities

During 2014, Mattel repurchased 4.9 million shares of its common stock at a cost of $177.2 million. During 2013, Mattel repurchased 11.0 million shares of its common stock at a cost of $469.2 million. During 2012, Mattel repurchased 2.3 million shares of its common stock at a cost of $77.9 million.

The following table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2014:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1—31	1,594,636	$30.77	1,592,655	$203,016,273
November 1—30	2,509	31.25	—	203,016,273
December 1—31	587	30.84	—	203,016,273

Total	1,597,732	$30.77	1,592,655	$203,016,273

(1)	The total number of shares purchased includes 5,077 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(2)	Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2014, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Performance Graph

The following graph compares the performance of Mattel common stock with that of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2009 and reinvestment of dividends.

Comparison of Five Year Cumulative Total Return

Mattel, Inc., S&P 500, and S&P 500 Consumer Discretionary Index

Cumulative Total Return	2010	2011	2012	2013	2014
Mattel, Inc.	$131.43	$148.48	$203.13	$272.90	$185.25
S&P 500	115.08	117.47	136.24	180.33	204.96
S&P 500 Consumer Discretionary	127.66	135.45	167.83	240.08	263.29

Item 6.	Selected Financial Data.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share and percentage information)
Operating Results:
Net sales	$6,023,819	$6,484,892	$6,420,881	$6,266,037	$5,856,195
Gross profit	3,001,022	3,478,883	3,409,197	3,145,826	2,954,973
% of net sales	49.8%	53.6%	53.1%	50.2%	50.5%
Operating income (a)	653,714	1,168,103	1,021,015	1,041,101	901,902
% of net sales	10.9%	18.0%	15.9%	16.6%	15.4%
Income before income taxes	586,910	1,099,128	945,045	970,673	846,825
Provision for income taxes (b)	88,036	195,184	168,581	202,165	161,962
Net income (a)	$498,874	$903,944	$776,464	$768,508	$684,863
Net Income Per Common Share—Basic (a)	$1.46	$2.61	$2.25	$2.20	$1.88
Net Income Per Common Share—Diluted (a)	$1.45	$2.58	$2.22	$2.18	$1.86
Dividends Declared Per Common Share	$1.52	$1.44	$1.24	$0.92	$0.83

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Financial Position:
Total assets	$6,722,046	$6,439,626	$6,526,785	$5,671,638	$5,417,733
Noncurrent liabilities	2,684,026	2,140,627	1,743,729	2,022,107	1,438,867
Stockholders’ equity	2,949,071	3,251,559	3,067,044	2,610,603	2,628,584

(a)	In 2012, a charge arising from the litigation between Mattel and MGA Entertainment, Inc. resulted in reductions to operating income and net income of $137.8 million and $87.1 million, respectively. This litigation charge also negatively impacted both basic and diluted net income per common share by $0.25 per share.

(b)	The provision for income taxes in 2014 was positively impacted by net tax benefits of $42.6 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations. The provision for income taxes in 2013 was positively impacted by net tax benefits of $32.2 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2012 was positively impacted by net tax benefits of $16.0 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2011 was positively impacted by net tax benefits of $6.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2010 was positively impacted by net tax benefits of $16.8 million, primarily related to the release of a valuation allowance related to the anticipated utilization of excess foreign tax credit carryforwards, reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by the incremental tax cost to repatriate earnings from certain foreign subsidiaries for which income taxes had not been previously provided.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The second strategy is to optimize operating margins through sustaining gross margins of about 50% over the long-term, and delivering on cost savings initiatives.

The third strategy is to generate significant cash flow and continue its disciplined, opportunistic, and value-enhancing deployment.

2014 Overview

Mattel’s 2014 results were disappointing. Revenue and profitability did not meet management’s expectations, as Mattel’s performance fell short in three areas. Mattel’s product innovation was inconsistent, resulting in brand propositions that were not compelling enough to consumers. The doll category environment was dynamic and challenging and, although Mattel experienced success with the Disney Princess line, it did not drive significant overall growth in the doll category where Mattel’s doll brands make up approximately 40% of its revenue. Additionally, global retail execution fell short of management’s expectations, especially in North America.

Mattel’s 2014 financial highlights include the following:

•	Net sales decreased 7% from $6.48 billion in 2013 to $6.02 billion in 2014.

•	Gross profit as a percentage of net sales for 2014 was 49.8%, a decrease of 380 basis points from 2013.

•	Operating income was $653.7 million in 2014, or 10.9% of net sales, compared to the prior year’s operating income of $1.17 billion in 2013, or 18.0% of net sales.

•	Mattel’s Operational Excellence 3.0 program resulted in gross cost savings before severance charges and investments of approximately $119 million, or approximately $74 million in net cost savings.

•	Mattel paid total annual dividends of $1.52 per share, an increase of 6% from the prior year, and repurchased 4.9 million shares of its common stock.

2015 and Beyond

In 2015 and beyond, Mattel intends to utilize its unmatched portfolio of brands, global scale of infrastructure, capable management team, and strong balance sheet to work towards revitalizing its business and to deepen its connection with children and parents around the world. In addition, Mattel will launch Funding Our Future, its next cost savings program, where it will look to simplify its global operations through structural and process improvements and supply chain optimization.

Results of Operations

2014 Compared to 2013

Consolidated Results

Net sales for 2014 were $6.02 billion, a 7% decrease, as compared to $6.48 billion in 2013, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. Net income for 2014 was $498.9 million, or $1.45 per diluted share, as compared to net income of $903.9 million, or $2.58 per diluted share, in 2013. Net income for 2014 was negatively impacted by lower sales volume, lower gross margins, and higher other selling and administrative expenses, partially offset by lower income taxes.

The following table provides a summary of Mattel’s consolidated results for 2014 and 2013 (in millions, except percentage and basis point information):

	For the Year				Year/Year Change
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$6,023.8	100.0%	$6,484.9	100.0%	–7%	—

Gross profit	$3,001.0	49.8%	$3,478.9	53.6%	–14%	–380
Advertising and promotion expenses	733.2	12.2	750.2	11.6	–2%	60
Other selling and administrative expenses	1,614.1	26.8	1,560.6	24.1	3%	270

Operating income	653.7	10.9	1,168.1	18.0	–44%	–710
Interest expense	79.3	1.3	78.5	1.2	1%	10
Interest (income)	(7.4)	–0.1	(5.6)	–0.1	33%	—
Other non-operating (income), net	(5.1)		(3.9)

Income before income taxes	$586.9	9.7%	$1,099.1	16.9%	–47%	–720

Sales

Net sales for 2014 were $6.02 billion, a 7% decrease, as compared to $6.48 billion in 2013, with an unfavorable impact from changes in currency exchange rates of 2 percentage points.

The following table provides a summary of Mattel’s consolidated gross sales by brand for 2014 and 2013:

	For the Year		% Change
	2014	2013
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$1,009.5	$1,202.8	–16%
Other Girls	1,293.5	1,322.8	–2%
Wheels	754.9	747.7	1%
Entertainment	839.3	1,042.6	–20%

	3,897.2	4,315.9	–10%

Fisher-Price Brands:
Core Fisher-Price	1,213.4	1,374.9	–12%
Fisher-Price Friends	504.8	608.6	–17%
Other Fisher-Price	124.4	137.2	–9%

	1,842.6	2,120.7	–13%

American Girl Brands	620.7	632.5	–2%
Construction and Arts & Crafts Brands	315.0	—
Other	42.9	48.7

Total Gross Sales	$6,718.4	$7,117.8	–6%

Gross sales were $6.72 billion in 2014, down $399.4 million or 6%, as compared to $7.12 billion in 2013, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. The decrease in gross sales was due to lower sales of Entertainment, Fisher-Price Friends, Barbie, and Core Fisher-Price products, partially offset by Construction and Arts & Crafts products. Of the 20% decrease in Entertainment gross sales, 5% was due to lower sales of Max Steel products, 4% was due to lower sales of Superman products, 4% was due to lower sales of CARS products, and 2% was due to lower sales of kids’ games. Of the 17% decrease in Fisher-Price Friends gross sales, 6% was due to lower sales of Disney Jake and the Never Land Pirates products, 4% was due to lower sales of Nickelodeon products, and 3% was due to lower sales of Mike the Knight® products. The 16% decrease in Barbie gross sales was primarily due to competition within the doll category and brand propositions that were not compelling enough to consumers. Of the 12% decrease in Core Fisher-Price gross sales, 4% was due to lower sales of Little People products and 3% was due to lower sales of Imaginext products. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products.

Cost of Sales

Cost of sales as a percentage of net sales was 50.2% in 2014, as compared to 46.4% in 2013. Cost of sales increased by $16.8 million, or 1%, from $3.01 billion in 2013 to $3.02 billion in 2014, as compared to a 7% decrease in net sales. Within cost of sales, product and other costs increased by $21.5 million, or 1%, from $2.42 billion in 2013 to $2.44 billion in 2014; royalty expenses decreased $4.5 million, or 2%, from $246.9 million in 2013 to $242.4 million in 2014; and freight and logistics expenses decreased by $0.2 million from $337.3 million in 2013 to $337.1 million in 2014.

Gross Profit

Gross profit as a percentage of net sales decreased from 53.6% in 2013 to 49.8% in 2014. The decrease in gross profit as a percentage of net sales was primarily due to the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, efforts to improve consumer takeaway, the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, and unfavorable product mix, partially offset by price increases and Operational Excellence 3.0 savings offset by higher input costs.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 12.2% in 2014 from 11.6% in 2013, primarily as a result of lower sales volume.

Other Selling and Administrative Expenses

Other selling and administrative expenses were $1.61 billion in 2014, or 26.8% of net sales, as compared to $1.56 billion in 2013, or 24.1% of net sales. The $53.5 million increase in other selling and administrative expenses was primarily due to approximately $53 million of transaction, integration, and amortization costs associated with the MEGA Brands acquisition, the addition of MEGA Brands’ ongoing other selling and administrative expenses of approximately $51 million, and approximately $25 million of incremental severance and other termination-related costs, partially offset by lower employee-related expenses, including incentive and equity compensation, of approximately $51 million, and Operational Excellence 3.0 gross savings of approximately $35 million.

Non-Operating Items

Interest expense increased by $0.8 million to $79.3 million in 2014, as compared to $78.5 million in 2013, primarily due to higher average long-term borrowings, partially offset by lower average interest rates. Interest income increased by $1.8 million to $7.4 million in 2014, as compared to $5.6 million in 2013, primarily due to higher average invested cash.

Provision for Income Taxes

Mattel’s effective tax rate on income before income taxes in 2014 was 15.0% as compared to 17.8% in 2013. The 2014 and 2013 income tax provisions include net tax benefits of $42.6 million and $32.2 million, respectively. The 2014 net tax benefits primarily relate to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations. The 2013 net tax benefits primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for 2014 and 2013:

	For the Year		% Change
	2014	2013
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$423.6	$458.6	–8%
Other Girls	563.1	600.0	–6%
Wheels	337.9	352.0	–4%
Entertainment	379.0	454.1	–17%

	1,703.6	1,864.7	–9%

Fisher-Price Brands:
Core Fisher-Price	682.5	816.7	–16%
Fisher-Price Friends	279.7	361.8	–23%
Other Fisher-Price	108.3	120.4	–10%

	1,070.5	1,298.9	–18%

Construction and Arts & Crafts Brands	220.5	—
Other	17.0	17.6

Total Gross Sales	$3,011.6	$3,181.2	–5%

Gross sales for the North America segment were $3.01 billion in 2014, down $169.6 million or 5%, as compared to $3.18 billion in 2013, with no impact from changes in currency exchange rates. The decrease in the North America segment gross sales was due to lower sales of Fisher-Price Friends, Entertainment, and Core Fisher-Price products, partially offset by Construction and Arts & Crafts products. Of the 23% decrease in Fisher-Price Friends gross sales, 6% was due to lower sales of Nickelodeon products, 5% was due to lower sales of Thomas and Friends products, 5% was due to lower sales of Disney Jake and the Never Land Pirates products, and 4% was due to lower sales of Mike the Knight products. Of the 17% decrease in Entertainment gross sales, 6% was due to lower sales of Superman products, 5% was due to lower sales of CARS products, 4% was due to lower sales of Radica products, and 3% was due to lower sales of Max Steel products. Of the 16% decrease in Core Fisher-Price gross sales, 6% was due to lower sales of Little People products and 4% was due to lower sales of Imaginext products. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products. Cost of sales increased 3% in 2014, compared to a 7% decrease in net sales, primarily due to higher product and other costs, partially offset by lower royalty expenses. Gross margins decreased due to the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, efforts to improve consumer takeaway, the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, and unfavorable product mix, partially offset by price increases and Operational Excellence 3.0 savings offset by higher input costs.

North America segment income decreased by 36% to $459.8 million in 2014, as compared to $723.8 million in 2013, due to lower gross profit and higher other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in 2014 versus 2013:

	% Change in Gross Sales	Impact of Change in Currency Rates (in % pts)
Total International Segment	–7	–4
Europe	–7	–4
Latin America	–10	–4
Asia Pacific	1	–2

The following table provides a summary of Mattel’s gross sales by brand for the International segment for 2014 and 2013:

	For the Year		% Change
	2014	2013
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$585.9	$744.2	–21%
Other Girls	730.4	722.8	1%
Wheels	417.0	395.7	5%
Entertainment	460.3	588.5	–22%

	2,193.6	2,451.2	–11%

Fisher-Price Brands:
Core Fisher-Price	530.9	558.2	–5%
Fisher-Price Friends	225.1	246.8	–9%
Other Fisher-Price	16.1	16.8	–4%

	772.1	821.8	–6%

Construction and Arts & Crafts Brands	94.5	—
Other	1.3	4.8

Total Gross Sales	$3,061.5	$3,277.8	–7%

Gross sales for the International segment were $3.06 billion in 2014, down $216.3 million or 7%, as compared to $3.28 billion in 2013, with an unfavorable impact from changes in currency exchange rates of 4 percentage points. The decrease in the International segment gross sales was due to lower sales of Entertainment and Barbie products, partially offset by Construction and Arts & Crafts products. Of the 22% decrease in Entertainment gross sales, 7% was due to lower sales of Max Steel products, 5% was due to lower sales of kids’ games, 3% was due to lower sales of CARS products, 3% was due to lower sales of Superman products, and 3% was due to lower sales of Disney Planes products. The 21% decrease in Barbie gross sales was primarily due to competition within the doll category and brand propositions that were not compelling enough to consumers. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products. Cost of sales remained flat in 2014, as compared to a 9% decrease in net sales, as lower product and other costs and lower freight and logistics expenses were offset by higher royalty expenses. Gross margins decreased due to efforts to improve consumer takeaway, the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, unfavorable product mix, and higher input costs offset by price increases.

International segment income decreased by 42% to $359.9 million in 2014, as compared to $622.9 million in 2013, primarily due to lower gross profit and higher other selling and administrative expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for 2014 and 2013:

	For the Year		% Change
	2014	2013
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$620.7	$632.5	–2%
Other Brands	24.6	26.3	–6%

Total American Girl Segment	$645.3	$658.8	–2%

Gross sales for the American Girl segment were $645.3 million in 2014, down $13.5 million or 2%, as compared to $658.8 million in 2013, with no impact from changes in currency exchange rates. Of the 2% decrease in American Girl Brands gross sales, 3% was due to lower sales of BeForever products. Cost of sales increased 2% in 2014, as compared to a 2% decrease in net sales, primarily due to higher product and other costs. Gross margins decreased as a result of efforts to improve consumer takeaway.

American Girl segment income decreased by 18% to $113.6 million in 2014, as compared to $138.0 million in 2013, primarily due to lower gross profit and higher advertising and promotion expenses.

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

Gross sales were $7.12 billion in 2013, up $65.2 million or 1%, as compared to $7.05 billion in 2012, with no impact from changes in currency exchange rates. The increase in gross sales was due to higher sales of Other Girls products, partially offset by lower sales of Core Fisher-Price products. Of the 25% increase in Other Girls gross sales, 20% was due to higher sales of Monster High products and 5% was due to the initial launch of the Ever After High product line. The 9% decrease in Core Fisher-Price gross sales reflected product innovation not being strong enough to drive growth, along with lower effectiveness of in-store, commercial, and promotional activities.

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

Gross Profit

Gross profit as a percentage of net sales increased to 53.6% in 2013 from 53.1% in 2012. The increase in gross profit as a percentage of net sales was primarily due to Operational Excellence 3.0 savings, favorable product mix, and price increases offset by higher input costs, partially offset by unfavorable changes in foreign currency exchange rates.

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

Gross sales for the North America segment were $3.18 billion in 2013, down $149.0 million or 4%, as compared to $3.33 billion in 2012, with no impact from changes in currency exchange rates. The decrease in the North America segment gross sales was due to lower sales of Barbie, Core Fisher-Price, and Wheels products, partially offset by higher sales of Other Girls products. The 12% decrease in Barbie gross sales reflected product innovation not being strong enough to drive growth, increased competition within the doll category, along with lower effectiveness of in-store, commercial, and promotional activities. The 11% decrease in Core Fisher-Price gross sales reflected product innovation not being strong enough to drive growth, along with lower effectiveness of in-store, commercial, and promotional activities. Of the 11% decrease in Wheels gross sales, 8% was due to lower sales of radio-controlled vehicles and Matchbox products, and 3% was due to lower sales of Hot Wheels products. Of the 19% increase in Other Girls gross sales, 11% was due to higher sales of Monster High products, and 7% was due to the initial launch of the Ever After High product line. Cost of sales decreased 4% in 2013, consistent with the 4% decrease in net sales, primarily due to lower product and other costs. Gross margins decreased slightly as a result of higher input costs partially offset by price increases, which were partially offset by Operational Excellence 3.0 savings.

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

Gross sales for the International segment were $3.28 billion in 2013, up $151.8 million or 5%, as compared to $3.13 billion in 2012, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The increase in the International segment gross sales was due to higher sales of Other Girls products. Of the 30% increase in Other Girls gross sales, 29% was due to higher sales of Monster High products. Cost of sales increased by 2% in 2013, as compared to a 5% increase in net sales, primarily due to higher product and other costs and higher freight and logistics expenses. Gross margins increased as a result of Operational Excellence 3.0 savings, favorable product mix, and price increases partially offset by higher input costs, partially offset by unfavorable changes in foreign currency exchange rates.

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

During 2013, Mattel initiated Operational Excellence 3.0, which targeted cumulative gross cost savings of approximately $175 million by the end of 2014. Mattel exceeded its Operational Excellence 3.0 goal by realizing approximately $179 million of cumulative gross cost savings throughout the program. The cost savings program was designed to generate sustainable cost savings through the following primary initiatives:

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

During 2014, Mattel realized gross cost savings before severance charges and investments of approximately $119 million (or approximately $74 million in net cost savings). Of the gross cost savings realized in 2014, approximately $77 million was reflected within gross profit, approximately $35 million within other selling and administrative expenses, and approximately $7 million within advertising and promotion expenses.

In 2015, Mattel has initiated the next phase of its cost savings program, Funding Our Future, which targets additional cumulative gross cost savings of approximately $250 million to $300 million by the end of 2016. The cost savings program is designed to generate cost savings through various initiatives, including structural and process improvements and supply chain optimization.

Income Taxes

Mattel’s effective tax rate on income before income taxes in 2014 was 15.0%, as compared to 17.8% in 2013. The 2014 income tax provision included net tax benefits of $42.6 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations.

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

Of Mattel’s $971.7 million in cash and equivalents as of December 31, 2014, approximately $765 million is held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated annually by its domestic operations, the unused Credit Facility of $1.60 billion as of December 31, 2014, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of December 31, 2014, Mattel had available incremental borrowing resources totaling $1.60 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Operating Activities

Cash flows from operating activities were $888.6 million during 2014, as compared to $698.4 million during 2013 and $1.28 billion during 2012. The increase in cash flows from operating activities in 2014 from 2013 was primarily due to reductions in working capital usage, partially offset by lower net income. The decrease in cash flows from operating activities in 2013 from 2012 was primarily due to higher working capital usage, including payment of the Litigation Charge of approximately $138 million, partially offset by higher net income.

Investing Activities

Cash flows used for investing activities were $708.6 million during 2014, as compared to $242.1 million during 2013 and $900.2 million during 2012. The increase in cash flows used for investing activities in 2014 from 2013 was primarily due to the acquisition of MEGA Brands. The decrease in cash flows used for investing activities in 2013 from 2012 was primarily due to the acquisition of HIT Entertainment in 2012, partially offset by higher purchases of tools, dies, and molds and other property, plant, and equipment in 2013.

Financing Activities

Cash flows used for financing activities were $227.3 million during 2014, as compared to $740.0 million during 2013 and $410.9 million during 2012. The decrease in cash flows used for financing activities in 2014 from 2013 was primarily due to lower repayments of long-term borrowings and lower share repurchases, partially offset by lower proceeds from the exercise of stock options. The increase in cash flows used for financing activities in 2013 from 2012 was primarily due to higher share repurchases and higher repayments of long-term borrowings, partially offset by net proceeds from long-term borrowings.

During 2014, Mattel repurchased 4.9 million shares of its common stock at a cost of $177.2 million. During 2013, Mattel repurchased 11.0 million shares of its common stock at a cost of $469.2 million. During 2012, Mattel repurchased 2.3 million shares of its common stock at a cost of $77.9 million, of which $23.5 million was unsettled at December 31, 2012. Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2014, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

During 2014, 2013, and 2012, Mattel paid total dividends per share of $1.52, $1.44, and $1.24, respectively, to holders of its common stock. The Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations. Dividend payments were $514.8 million, $494.4 million, and $423.4 million in 2014, 2013, and 2012, respectively.

Seasonal Financing

See Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt.”

Financial Position

Mattel’s cash and equivalents decreased $67.6 million to $971.7 million at December 31, 2014, as compared to $1.04 billion at December 31, 2013. The decrease was primarily due to dividend payments, the acquisition of MEGA Brands, purchases of tools, dies, and molds and other property, plant, and equipment, and share repurchases, partially offset by cash flow from operating activities and net proceeds from the issuance of $500.0 million of 2.35% senior unsecured notes due May 6, 2019 (the “2014 Senior Notes”).

Accounts receivable decreased $166.9 million to $1.09 billion at December 31, 2014, as compared to $1.26 billion at December 31, 2013. Inventory decreased $6.8 million to $562.0 million at December 31, 2014, as compared to $568.8 million at December 31, 2013. The decrease in accounts receivable was primarily due to lower sales volume and the timing of cash collections. The decrease in inventory was primarily due to efforts to tightly manage inventory as a result of sales volume declines and lower advanced purchases of raw materials. The change in accounts receivable and inventory from December 31, 2013 includes an increase of $84.5 million and $32.7 million, respectively, related to the MEGA Brands acquisition.

Accounts payable and accrued liabilities increased $54.7 million to $1.07 billion at December 31, 2014, as compared to $1.02 billion at December 31, 2013. The increase was primarily due to the timing and amount of payments for various liabilities, including royalties and advertising and promotion, partially offset by lower incentive compensation accruals. The change in accounts payable and accrued liabilities from December 31, 2013 includes an increase of $45.3 million related to the MEGA Brands acquisition.

As of December 31, 2014, Mattel had no foreign short-term bank loans outstanding, which is a decrease of $4.3 million from December 31, 2013.

A summary of Mattel’s capitalization is as follows:

	December 31,
	2014		2013
	(In millions, except percentage information)
2010 Senior Notes	$500.0	9%	$500.0	9%
2011 Senior Notes	600.0	11	600.0	12
2013 Senior Notes	500.0	9	500.0	9
2014 Senior Notes	500.0	9	—	—

Total noncurrent long-term debt	2,100.0	38	1,600.0	30
Other noncurrent liabilities	584.0	10	540.6	10
Stockholders’ equity	2,949.1	52	3,251.6	60

	$5,633.1	100%	$5,392.2	100%

Noncurrent long-term debt increased $500.0 million from December 31, 2013 to $2.10 billion at December 31, 2014, due to the issuance of $500.0 million of 2014 Senior Notes.

Stockholders’ equity decreased $302.5 million from December 31, 2013 to $2.95 billion at December 31, 2014, primarily due to dividend payments, currency translation adjustments, and share repurchases, partially offset by net income.

Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 33.0% at December 31, 2013 to 41.6% at December 31, 2014 as a result of higher borrowings and lower stockholders’ equity.

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

The following table summarizes Mattel’s contractual commitments and obligations:

	Total	2015	2016	2017	2018	2019	Thereafter
	(In millions)
Long-term debt	$2,100.0	$—	$300.0	$—	$250.0	$500.0	$1,050.0
Interest on long-term debt	1,043.5	74.1	72.9	66.6	63.2	54.7	712.0
Capital leases*	1.5	0.3	0.3	0.3	0.3	0.3	—
Operating leases	519.5	113.8	93.9	73.3	54.5	40.2	143.8
Minimum guarantees under licensing and similar agreements	284.6	62.9	108.9	66.1	29.1	17.5	0.1
Defined benefit and postretirement benefit plans	415.4	34.7	43.7	45.2	46.5	44.3	201.0
Purchases of inventory, services, and other	387.4	363.0	21.1	2.6	0.7	—	—

Total	$4,751.9	$648.8	$640.8	$254.1	$444.3	$657.0	$2,106.9

*	Represents total obligation, including imputed interest of $0.3 million.

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

Subsequent Event

On January 26, 2015, Mattel announced that its Board of Directors declared a first quarter dividend of $0.38 per common share. The dividend is payable on March 6, 2015 to stockholders of record on February 19, 2015.

Litigation

The content of Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation” is hereby incorporated by reference in this Item 7.

Effects of Inflation

Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2014, 2013, or 2012. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability, under certain circumstances and at certain times, to pass on higher prices to its customers.

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

For a summary of Mattel’s significant accounting policies, estimates, and methods used in the preparation of Mattel’s consolidated financial statements, see Item 8 “Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies.” In most instances, Mattel must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America (“US GAAP”).

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

In recent years, the mass-market retail channel has experienced significant shifts in market share among competitors, causing some large retailers to experience liquidity problems. Mattel’s sales to customers are typically made on credit without collateral and are highly concentrated in the third and fourth quarters due to the seasonal nature of toy sales, which results in a substantial portion of trade receivables being collected during the latter half of the year and the first quarter of the following year. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy or other factors beyond the control of Mattel. This could increase Mattel’s exposure to losses from bad debts.

A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2014, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 35% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 45% of net sales. As of December 31, 2014, Mattel’s three largest customers accounted for approximately 34% of net accounts receivable, and its ten largest customers accounted for approximately 47% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.

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

The following table summarizes Mattel’s allowance for doubtful accounts at December 31:

	2014	2013	2012
	(In millions, except percentage information)
Allowance for doubtful accounts	$26.3	$20.4	$33.5
As a percentage of total accounts receivable	1.7%	1.6%	2.7%

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

Mattel believes that its allowance for doubtful accounts at December 31, 2014 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts may not be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.

Inventories—Allowance for Obsolescence

Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market. Inventory obsolescence reserves are recorded for damaged, obsolete, excess, and slow-moving inventory. Inventory allowances are charged to cost of sales and establish a lower cost basis for the inventory. Management believes that the accounting estimate related to the allowance for obsolescence is a “critical accounting estimate” because changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, net income, and inventories. As more fully described below, valuation of Mattel’s inventory could be impacted by changes in public and consumer preferences, demand for product, or changes in the buying patterns of both retailers and consumers and inventory management of customers.

In the toy industry, orders are subject to cancellation or change at any time prior to shipment since actual shipments of products ordered and order cancellation rates are affected by consumer acceptance of product lines, strength of competing products, marketing strategies of retailers, changes in buying patterns of both retailers and consumers, and overall economic conditions. Unexpected changes in these factors could result in excess inventory in a particular product line, which would require management to record a valuation adjustment on such inventory.

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

At the end of each quarter, management within each business segment, North America, International, and American Girl, performs a detailed review of its inventory on an item-by-item basis and identifies products that are believed to be impaired. Management assesses the need for, and the amount of, an obsolescence reserve based on the following factors:

•	Customer and/or consumer demand for the item,

•	Overall inventory positions of Mattel’s customers,

•	Strength of competing products in the market,

•	Quantity on hand of the item,

•	Sales price of the item,

•	Mattel’s cost for the item, and

•	Length of time the item has been in inventory.

The timeframe between when an estimate is made and the time of disposal depends on the above factors and may vary significantly. Generally, slow-moving inventory is liquidated during the next annual selling cycle.

The following table summarizes Mattel’s obsolescence reserve at December 31:

	2014	2013	2012
	(In millions, except percentage information)
Allowance for obsolescence	$46.9	$49.1	$46.6
As a percentage of total inventory	7.7%	7.9%	9.1%

Management believes that its allowance for obsolescence at December 31, 2014 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.

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

During the third quarter of 2014, Mattel assessed its goodwill for impairment by evaluating qualitative factors, such as reporting unit performance, results of its most recent quantitative assessments, general economic conditions, access to capital, the industry and competitive environment, current business strategies, and the interest rate environment, for each of its reporting units and determined that it was not more likely than not that the fair value of its reporting units were less than the carrying amounts. As a result of this determination, the quantitative two-step goodwill impairment test was deemed unnecessary.

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

During the second quarter of 2013, Mattel changed its brand strategy for Polly Pocket, which includes a more focused allocation of resources to support the Polly Pocket brand in specific markets, resulting in a reduction of the forecasted future cash flows of the brand. As a result of the change, Mattel tested the asset for impairment. The Polly Pocket trade name, which previously had a carrying value of approximately $113 million, had a fair value of approximately $99 million, and Mattel recorded an impairment charge of approximately $14 million within other selling and administrative expenses. In conjunction with the impairment test, Mattel reassessed Polly Pocket’s nonamortizable classification and determined that the nonamortizable classification could no longer be supported. As such, the Polly Pocket trade name was reclassified as an amortizable intangible asset, and the remaining fair value of the asset is being amortized over its estimated remaining useful life. See Item 8 “Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Goodwill and Other Intangibles” for additional information.

During the third quarter of 2014, Mattel performed the annual impairment test for the remaining nonamortizable intangible assets as required and determined that its remaining nonamortizable intangible assets were not impaired as the fair values of the nonamortizable intangible assets exceeded their carrying values. Mattel also considered events and circumstances subsequent to these impairment tests in concluding there was no impairment as of December 31, 2014.

Sales Adjustments

Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized. Sales adjustments for such programs totaled $694.6 million, $632.9 million, and $631.7 million during 2014, 2013, and 2012, respectively.

The above-described programs primarily involve fixed amounts or percentages of sales to customers. Accruals for such programs are calculated based on an assessment of customers’ purchases and performance under the programs and any other specified factors. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers. Management believes that the accruals recorded for customer programs as of December 31, 2014 are adequate and proper.

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

Actuarial valuations are used in determining amounts recognized in the financial statements for certain retirement and other postretirement benefit plans. These valuations incorporate the following significant assumptions:

•	Weighted average discount rate to be used to measure future plan obligations and interest cost component of plan income or expense,

•	Rate of future compensation increases (for defined benefit pension plans),

•	Expected long-term rate of return on plan assets (for funded plans), and

•	Health care cost trend rates (for other postretirement benefit plans).

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

At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. As of December 31, 2014, Mattel determined the discount rate for its domestic benefit plans used in determining the projected and accumulated benefit obligations to be 3.8%, as compared to 4.7% and 4.0% as of December 31, 2013 and 2012, respectively. In estimating this rate, Mattel reviews rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, the decrease in the discount rate from 4.7% to 3.8% would result in a increase in benefit plan expense during 2015 of approximately $3 million.

The rate of future compensation increases used by Mattel for the benefit obligation and the net periodic pension cost of its domestic defined benefit pension plans averaged 3.8% for 2014, 2013, and 2012, based on plan demographics. This assumption is reviewed annually based on historical salary increases for participants in the defined benefit pension plans and impacts the service and interest cost components of plan income or expense.

The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations, and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return used in determining plan expense for its domestic defined benefit pension plans was 8.0% in 2014, 2013, and 2012. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense during 2015 of approximately $4 million.

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 8.5% in 2014 to 5.4% in 2030, with rates assumed to stabilize in 2030 and thereafter, were used in determining plan expense for 2014. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2014, Mattel adjusted the health care cost trend rates for its other postretirement benefit plan obligation to 7.5% for participants younger than age 65 and 8.8% for participants age 65 and older. For participants younger than age 65, the cost trend rates are estimated to reduce to 4.5% by 2023, with rates assumed to stabilize in 2023. For participants age 65 and older, the cost trend rates are estimated to reduce to 4.5% by 2024, with rates assumed to stabilize in 2024. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would result in an increase in benefit plan expense during 2015 of less than $1 million.

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2014 by $2.0 million and $(1.7) million, respectively, and the service and interest cost recognized for 2014 by $0.1 million and $(0.1) million, respectively.

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

The weighted average grant date fair value of options granted during 2014, 2013, and 2012 was $4.57, $8.80, and $7.32, respectively. The following weighted average assumptions were used in determining the fair value of options granted:

	2014	2013	2012
Expected life (in years)	4.9	4.9	5.0
Risk-free interest rate	1.6%	1.5%	0.7%
Volatility factor	23.7%	31.8%	35.0%
Dividend yield	4.3%	3.4%	3.6%

The following table summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	1 year	3.6
Risk-free interest rate	1%	12.5
Volatility factor	1%	6.8
Dividend yield	1%	(14.1)

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	(1) year	(3.2)
Risk-free interest rate	(1)%	(9.8)
Volatility factor	(1)%	(4.8)
Dividend yield	(1)%	18.2

Mattel recognized compensation expense of $12.5 million, $12.1 million, and $13.8 million for stock options during 2014, 2013, and 2012, respectively, which is included within other selling and administrative expenses. Compensation expense recognized related to grants of restricted stock units (“RSUs”), including performance-based restricted stock units (“Performance RSUs”), was $39.5 million, $49.6 million, and $49.5 million in 2014, 2013, and 2012, respectively, and is also included within other selling and administrative expenses. As of December 31, 2014, total unrecognized compensation cost related to unvested share-based payments totaled $87.7 million and is expected to be recognized over a weighted-average period of 1.8 years.

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

Mattel records unrecognized tax benefits for US federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus, and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel’s measurement of its unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more-likely-than-not (a greater than 50 percent likelihood) be realized.

Mattel’s effective tax rate on income before income taxes in 2014 was 15.0%, as compared to 17.8% in 2013. The income tax provision included net tax benefits of $42.6 million, $32.2 million, and $16.0 million in 2014, 2013, and 2012, respectively. The 2014 net tax benefits primarily relate to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations. The 2013 and 2012 net tax benefits primarily related to the reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

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

A reconciliation of gross sales to the most directly comparable GAAP financial measure, net sales, is as follows:

	For the Year
	2014	2013	2012
	(In thousands)
Revenues by Segment
North America	$3,011,633	$3,181,205	$3,330,217
International	3,061,506	3,277,840	3,126,088
American Girl	645,309	658,768	596,298

Gross sales	6,718,448	7,117,813	7,052,603
Sales adjustments	(694,629)	(632,921)	(631,722)

Net sales	$6,023,819	$6,484,892	$6,420,881

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Indonesian rupiah were the primary transactions that caused foreign currency transaction exposure for Mattel during 2014, 2013, and 2012. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income/expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during 2014 were related to its net investments in entities having functional currencies denominated in the Euro, Mexican peso, British pound sterling, Russian ruble, and Brazilian real.

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

Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2014 are shown below. All contracts in the following table are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with a rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of US dollars, except for rates)
Australian dollar*	$42,682	0.82	$(82)	$4,934	0.91	$557
British pound sterling*	44,743	1.57	(485)	—	—	—
Canadian dollar*	12,886	0.86	19	14,574	0.89	517
Czech koruna	809	21.96	(29)	—	—	—
Danish krone	51	5.95	(2)	—	—	—
Euro*	265,501	1.25	(8,565)	377,501	1.33	32,349
Hungarian forint	2,104	249.64	(93)	—	—	—
Indonesian rupiah	72,418	12,590.81	(431)	—	—	—
Japanese yen	—	—	—	13,154	117.20	285
Mexican peso	117,913	14.73	—	75,489	14.73	252
New Turkish lira	1,257	2.37	16	—	—	—
New Zealand dollar*	17,149	0.78	38	—	—	—
Polish zloty	11,915	3.36	(594)	—	—	—
Russian ruble	5,560	62.95	1,028	—	—	—
Singapore dollar	6,483	1.31	(90)	—	—	—
Swiss franc	29,014	0.96	(1,016)	—	—	—
Taiwan dollar	—	—	—	13,657	31.50	83

	$630,485		$(10,286)	$499,309		$34,043

*	The weighted average contract rate for these contracts is quoted in US dollar per local currency.

For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2014. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2014. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.

In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2014, these contracts had a contract amount of $57.7 million and a fair value of $(2.0) million.

Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its income before income taxes would have increased by approximately $32 million in 2014, decreased by approximately $9 million in 2013, and decreased by approximately $35 million in 2012.

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

During February 2014, the Venezuelan government created a third currency exchange system called the Sistema Complementario de Administracion de Divisas 2 (“SICAD 2”), which was expected to provide a greater supply of US dollars from sources other than the Venezuelan government, is expected to allow all sectors and companies to participate, and is expected to permit US dollars to be offered in cash or bonds. Foreign exchange transactions in SICAD 2 will be regulated by the Central Bank of Venezuela and administered by registered banks, brokerage firms, and exchange houses that have been authorized by the Central Bank of Venezuela.

Mattel was not eligible to access US dollars in Venezuela through SICAD 1. Based on a number of factors, including the restrictions placed on eligible participants, the amount of US dollars available to purchase through the auction process, and the ineligibility of past import transactions to be settled through SICAD 1, Mattel does not believe it was appropriate to use the SICAD 1 rate as its remeasurement rate as of December 31, 2014. However, had Mattel used the SICAD 1 rate of 12.00 BsF per US dollar as of December 31, 2014 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $10 million in its consolidated statement of operations.

Mattel was not able to access US dollars in Venezuela through SICAD 2 due to the restrictions associated with SICAD 2 and the limited access to the SICAD 2 system. As such, Mattel does not believe it was appropriate to use the SICAD 2 rate as its remeasurement rate as of December 31, 2014. However, had Mattel used the SICAD 2 rate of 49.99 BsF per US dollar as of December 31, 2014 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $19 million in its consolidated statement of operations.

During February 2015, the Venezuelan government announced that it will launch a new three-tiered currency exchange platform, which will include a new exchange system called the Marginal Currency System (“SIMADI”). The first tier will be used for food, medicine, agriculture, and other essential goods and will use the existing official exchange rate of 6.30 BsF per US dollar. The second tier will be a merger of the SICAD 1 and SICAD 2 systems, which will continue to hold periodic auctions for entities in specific sectors. The third tier will be the new SIMADI system, which is a market-driven exchange that will allow for legal trading of foreign currency based on supply and demand. Mattel will monitor the accessibility of US dollars through the new currency exchange platform and will assess the impact to its financial statements as additional information becomes available.

Mattel’s Venezuelan subsidiary represented less than 0.1% of Mattel’s consolidated net sales in 2014 and had approximately $22 million of net monetary assets denominated in BsF as of December 31, 2014. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the Venezuelan bolivar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $95 million.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Christopher A. Sinclair, its principal executive officer, and Kevin M. Farr, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s evaluation of the effectiveness of internal control over financial reporting does not include any internal controls of MEGA Brands Inc., a corporation incorporated under the laws of Canada (“MEGA Brands”), which was acquired on April 30, 2014. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. MEGA Brands, excluding acquired intangible assets, represented less than 3% of Mattel’s total assets as of December 31, 2014 and less than 5% of Mattel’s total net sales for the year ended December 31, 2014. Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mattel, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded MEGA Brands Inc. (“MEGA Brands”), from its assessment of internal control over financial reporting as of December 31, 2014 because MEGA Brands was acquired by the Company in a purchase business combination during 2014. We have also excluded MEGA Brands from our audit of internal control over financial reporting. MEGA Brands is a wholly-owned subsidiary whose total assets and total revenues represent less than 3% and less than 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 25, 2015

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$971,650	$1,039,216
Accounts receivable, net of allowances of $26.3 million and $20.4 million in 2014 and 2013, respectively	1,093,180	1,260,105
Inventories	562,047	568,843
Prepaid expenses and other current assets	559,074	509,829

Total current assets	3,185,951	3,377,993

Noncurrent Assets
Property, plant, and equipment, net	737,869	659,333
Goodwill	1,393,968	1,083,239
Other noncurrent assets	1,404,258	1,319,061

Total Assets	$6,722,046	$6,439,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$4,278
Accounts payable	430,259	375,328
Accrued liabilities	639,907	640,155
Income taxes payable	18,783	27,679

Total current liabilities	1,088,949	1,047,440

Noncurrent Liabilities
Long-term debt	2,100,000	1,600,000
Other noncurrent liabilities	584,026	540,627

Total noncurrent liabilities	2,684,026	2,140,627

Commitments and Contingencies (See Note 11)
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,767,096	1,784,445
Treasury stock at cost: 103.3 million shares and 102.1 million shares in 2014 and 2013, respectively	(2,533,566)	(2,448,701)
Retained earnings	3,896,261	3,918,122
Accumulated other comprehensive loss	(622,089)	(443,676)

Total stockholders’ equity	2,949,071	3,251,559

Total Liabilities and Stockholders’ Equity	$6,722,046	$6,439,626

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	2014	2013	2012
	(In thousands, except per share amounts)
Net Sales	$6,023,819	$6,484,892	$6,420,881
Cost of sales	3,022,797	3,006,009	3,011,684

Gross Profit	3,001,022	3,478,883	3,409,197
Advertising and promotion expenses	733,243	750,205	717,803
Other selling and administrative expenses	1,614,065	1,560,575	1,670,379

Operating Income	653,714	1,168,103	1,021,015
Interest expense	79,271	78,505	88,835
Interest (income)	(7,382)	(5,555)	(6,841)
Other non-operating (income), net	(5,085)	(3,975)	(6,024)

Income Before Income Taxes	586,910	1,099,128	945,045
Provision for income taxes	88,036	195,184	168,581

Net Income	$498,874	$903,944	$776,464

Net Income Per Common Share—Basic	$1.46	$2.61	$2.25

Weighted average number of common shares	339,016	343,394	341,665

Net Income Per Common Share—Diluted	$1.45	$2.58	$2.22

Weighted average number of common and potential common shares	340,768	347,459	346,158

Dividends Declared Per Common Share	$1.52	$1.44	$1.24

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year
	2014	2013	2012
	(In thousands)
Net Income	$498,874	$903,944	$776,464
Other Comprehensive (Loss) Income, Net of Tax:
Currency translation adjustments	(189,666)	(29,694)	27,616
Defined benefit pension plans net prior service credit (cost) and net actuarial gain (loss)	(29,561)	58,710	(18,258)
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	39,931	(13,103)	2,734
Reclassification adjustment for realized losses (gains) included in net income	883	4,897	(29,933)

	40,814	(8,206)	(27,199)

Other Comprehensive (Loss) Income, Net of Tax	(178,413)	20,810	(17,841)

Comprehensive Income	$320,461	$924,754	$758,623

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2014	2013	2012
	(In thousands)
Cash Flows From Operating Activities:
Net income	$498,874	$903,944	$776,464
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	207,701	179,333	157,536
Amortization	41,000	17,060	16,746
Asset impairment	—	14,000	—
Deferred income taxes	8,142	19,632	(36,183)
Tax benefits from share-based payment arrangements	(21,187)	(50,374)	(35,798)
Share-based compensation	51,993	61,651	63,277
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	90,285	(48,802)	66,999
Inventories	43,392	(116,509)	34,382
Prepaid expenses and other current assets	(25,319)	(43,159)	(66,401)
Accounts payable, accrued liabilities, and income taxes payable	(34,653)	(201,868)	312,634
Other, net	28,336	(36,482)	(14,006)

Net cash flows from operating activities	888,564	698,426	1,275,650

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(147,236)	(128,080)	(108,070)
Purchases of other property, plant, and equipment	(113,221)	(123,974)	(110,978)
Payments for acquisition, net of cash acquired	(423,309)	—	(684,522)
(Payments) proceeds from foreign currency forward exchange contracts	(19,933)	12,849	2,964
Other, net	(4,853)	(2,901)	454

Net cash flows used for investing activities	(708,552)	(242,106)	(900,152)

Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(4,278)	(9,844)	(8,018)
Proceeds from short-term borrowings, net	—	4,278	9,844
Payments of long-term borrowings	(44,587)	(400,000)	(50,000)
Proceeds from long-term borrowings, net	495,459	495,260	—
Payment of credit facility renewal costs	—	(4,003)	—
Share repurchases	(177,162)	(492,740)	(66,733)
Payment of dividends on common stock	(514,813)	(494,371)	(423,378)
Proceeds from exercise of stock options	43,299	134,506	122,296
Tax benefits from share-based payment arrangements	21,187	50,374	35,798
Other, net	(46,424)	(23,422)	(30,737)

Net cash flows used for financing activities	(227,319)	(739,962)	(410,928)

Effect of Currency Exchange Rate Changes on Cash	(20,259)	(12,853)	2,028

Decrease in Cash and Equivalents	(67,566)	(296,495)	(33,402)
Cash and Equivalents at Beginning of Year	1,039,216	1,335,711	1,369,113

Cash and Equivalents at End of Year	$971,650	$1,039,216	$1,335,711

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$141,964	$175,603	$159,070
Interest	79,122	81,874	88,524

The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2011	$441,369	$1,690,405	$(2,242,522)	$3,167,996	$(446,645)	$2,610,603
Net income				776,464		776,464
Other comprehensive loss, net of tax					(17,841)	(17,841)
Purchase of treasury stock			(77,946)			(77,946)
Issuance of treasury stock for stock option exercises		(13,702)	136,794			123,092
Issuance of treasury stock for restricted stock units vesting		(49,385)	30,231			(19,154)
Deferred compensation			741	(581)		160
Share-based compensation		63,277				63,277
Tax benefits from share-based payment arrangements		35,798				35,798
Dividend equivalents for restricted stock units		1,289		(5,320)		(4,031)
Dividends				(423,378)		(423,378)

Balance, December 31, 2012	441,369	1,727,682	(2,152,702)	3,515,181	(464,486)	3,067,044
Net income				903,944		903,944
Other comprehensive income, net of tax					20,810	20,810
Purchase of treasury stock			(469,218)			(469,218)
Issuance of treasury stock for stock option exercises		(17,531)	152,278			134,747
Issuance of treasury stock for restricted stock units vesting		(39,293)	20,331			(18,962)
Deferred compensation			610	(590)		20
Share-based compensation		61,651				61,651
Tax benefits from share-based payment arrangements		50,374				50,374
Dividend equivalents for restricted stock units		1,562		(6,042)		(4,480)
Dividends				(494,371)		(494,371)

Balance, December 31, 2013	441,369	1,784,445	(2,448,701)	3,918,122	(443,676)	3,251,559
Net income				498,874		498,874
Other comprehensive loss, net of tax					(178,413)	(178,413)
Purchase of treasury stock			(177,162)			(177,162)
Issuance of treasury stock for stock option exercises		(4,053)	46,323			42,270
Issuance of treasury stock for restricted stock units vesting		(87,827)	45,302			(42,525)
Deferred compensation			672	(543)		129
Share-based compensation		51,993				51,993
Tax benefits from share-based payment arrangements		21,187				21,187
Dividend equivalents for restricted stock units		1,351		(5,379)		(4,028)
Dividends				(514,813)		(514,813)

Balance, December 31, 2014	$441,369	$1,767,096	$(2,533,566)	$3,896,261	$(622,089)	$2,949,071

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 30 years for buildings, 3 to 10 years for machinery and equipment, 3 to 10 years for software, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies, and molds are depreciated using the straight-line method over 3 years.

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

Mattel also tests its amortizable intangible assets, which are primarily comprised of trademarks and trade names, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

Foreign Currency Translation Exposure

Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2014 were related to its net investments in entities having functional currencies denominated in the Euro, Mexican peso, British pound sterling, Russian ruble, and Brazilian real.

Foreign Currency Transaction Exposure

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the consolidated statement of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Indonesian rupiah were the primary transactions that caused foreign currency transaction exposure for Mattel in 2014.

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

Venezuelan Operations

Since 2010, Mattel has accounted for Venezuela as a highly inflationary economy and, accordingly, Mattel’s Venezuelan subsidiary uses the US dollar as its functional currency. Mattel’s Venezuelan subsidiary has been unable to access US dollars as a result of currency restrictions enacted by the Venezuelan government. These currency restrictions, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. In 2014, Mattel’s Venezuelan subsidiary represented less than 0.1% of Mattel’s consolidated net sales in 2014 and had approximately $22 million of net monetary assets denominated in Venezuelan bolivar fuerte as of December 31, 2014. If the Venezuelan bolivar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $95 million.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which requires that a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The new guidance also requires additional disclosures for discontinued operations to provide more information about the assets, liabilities, revenues, expenses, and cash flows of discontinued operations. ASU 2014-08 will be effective for interim and annual reporting periods beginning after December 15, 2014 for all new disposals, or new classifications as held for sale, of components of an entity that occur within those years and all businesses that are classified as held for sale that occur within those years. Early application is permitted only for disposals, or classifications as held for sale, that have not been reported in financial statements previously issued or available for issuance. Mattel is currently evaluating the impact of the adoption of ASU 2014-08 on its operating results and financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. Mattel is currently evaluating the impact of the adoption of ASU 2014-09 on its operating results and financial position.

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

The change in the carrying amount of goodwill by operating segment for 2014 and 2013 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	North America	International	American Girl	Total
	(In thousands)
Balance at December 31, 2012	$546,898	$320,169	$213,731	$1,080,798
Currency exchange rate impact	697	1,487	257	2,441

Balance at December 31, 2013	547,595	321,656	213,988	1,083,239
Acquisition	176,182	144,148	—	320,330
Currency exchange rate impact	(2,264)	(6,569)	(768)	(9,601)

Balance at December 31, 2014	$721,513	$459,235	$213,220	$1,393,968

In the third quarter of 2014, Mattel assessed its goodwill for impairment by evaluating qualitative factors for each of its reporting units and determined that it was not more likely than not that the fair values of its reporting units were less than the carrying amounts. As a result of this determination, the quantitative two-step goodwill impairment test was deemed unnecessary. Mattel has not recorded any goodwill impairment charges since it initially adopted the provisions of ASC 350-20, Goodwill.

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

The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values. As a result of the acquisition, Mattel recognized $95.0 million of identifiable intangible assets (primarily related to trade names and existing product lines), $39.6 million of net assets acquired (which included $31.6 million of cash, $35.3 million of accounts receivable, $83.3 million of inventory, $32.5 million of property, plant, and equipment, $66.6 million of accounts payable and accrued liabilities, $44.6 million of long-term debt, and $31.9 million of other net liabilities), and $320.3 million of goodwill, which is not deductible for tax purposes. The fair values of the identifiable intangible assets related to trade names were based on the relief from royalty method, using Level 3 inputs within the fair value hierarchy, which included forecasted future cash flows, long-term revenue growth rates, royalty rates, and discount rates. The fair values of the identifiable intangible assets related to existing product lines were estimated based on the multi-period excess earnings method, using Level 3 inputs within the fair value hierarchy, which included forecasted future cash flows, long-term revenue growth rates, and discount rates. Goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the business, as well as the complementary strategic fit and the resulting synergies it brings to Mattel’s existing operations. Mattel is in the process of finalizing the valuation of the assets acquired and liabilities assumed. The determination of the final values of assets acquired and liabilities assumed may result in adjustments to the values presented and a corresponding adjustment to goodwill.

During 2014, Mattel recognized approximately $21 million and $7 million of integration costs and transaction costs, respectively. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

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

Mattel recognized approximately $5 million and $18 million of integration costs during 2013 and 2012, respectively. During 2012, Mattel recognized approximately $6 million of transaction costs. No integration costs were incurred during 2014, and no transaction costs were incurred during 2014 or 2013. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

Other Intangibles

Identifiable intangibles include the following:

	December 31,
	2014	2013
	(In thousands)
Nonamortizable identifiable intangibles	$498,517	$504,241
Identifiable intangibles (net of amortization of $103.6 million and $68.3 million at December 31, 2014 and 2013, respectively)	240,227	176,579

	$738,744	$680,820

In connection with the acquisition of MEGA Brands during 2014, Mattel recognized $95.0 million of amortizable identifiable intangible assets, primarily related to trade names and existing product lines.

During the second quarter of 2013, Mattel changed its brand strategy for Polly Pocket®, which includes a more focused allocation of resources to support the Polly Pocket brand in specific markets, resulting in a reduction of the forecasted future cash flows of the brand. As a result of the change, Mattel tested the Polly Pocket trade name for impairment. The Polly Pocket trade name, which had a carrying value of approximately $113 million, was previously determined to be a nonamortizable intangible asset. Its fair value was determined to be approximately $99 million based on a discounted cash flow analysis using the multi-period excess earnings method. Level 3 inputs, including forecasted future cash flows, an estimated useful life, and a discount rate, were used in the valuation. As the fair value of the asset was below the carrying value, Mattel recorded an impairment charge of approximately $14 million, which was reflected within other selling and administrative expenses in the consolidated statement of operations for the North America and International operating segments during 2013.

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

Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying values may exceed the fair values. During 2014, Mattel performed the annual impairment tests and determined that its nonamortizable intangible assets were not impaired.

Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel determined that its amortizable intangible assets were not impaired during 2014.

Note 3—Income Taxes

Consolidated pre-tax income consists of the following:

	For the Year
	2014	2013	2012
	(In thousands)
US operations	$39,149	$231,372	$104,707
Foreign operations	547,761	867,756	840,338

	$586,910	$1,099,128	$945,045

The provision (benefit) for current and deferred income taxes consists of the following:

	For the Year
	2014	2013	2012
	(In thousands)
Current
Federal	$(25,075)	$38,227	$69,639
State	(2,029)	6,447	8,660
Foreign	106,998	130,878	126,465

	79,894	175,552	204,764

Deferred
Federal	21,987	30,342	(26,489)
State	8,233	(512)	520
Foreign	(22,078)	(10,198)	(10,214)

	8,142	19,632	(36,183)

Provision for income taxes	$88,036	$195,184	$168,581

Deferred income taxes are provided principally for tax credit carryforwards, research and development expenses, net operating loss carryforwards, employee compensation-related expenses, and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are composed of the following:

	December 31,
	2014	2013
	(In thousands)
Tax credit carryforwards	$54,674	$77,396
Research and development expenses	189,694	187,477
Loss carryforwards	172,347	124,201
Allowances and reserves	233,434	202,141
Deferred compensation	91,530	111,850
Postretirement benefits	50,235	37,479
Intangible assets	30,803	—
Other	68,604	66,599

Gross deferred income tax assets	891,321	807,143

Intangible assets	(298,444)	(282,737)
Other	(3,868)	(5,555)

Gross deferred income tax liabilities	(302,312)	(288,292)

Deferred income tax asset valuation allowances	(133,297)	(64,641)

Net deferred income tax assets	$455,712	$454,210

The table of deferred tax assets and liabilities as shown above does not include $4.6 million of deferred tax assets for net operating losses as of December 31, 2013 that arose directly from tax deductions attributable to windfall income tax benefits. In 2014, these deferred tax assets were realized and additional paid-in-capital was increased by $4.6 million. Mattel uses tax law ordering when determining when excess tax benefits have been realized.

Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31,
	2014	2013
	(In thousands)
Prepaid expenses and other current assets	$195,841	$195,872
Other noncurrent assets	385,434	373,638
Accrued liabilities	(181)	(109)
Other noncurrent liabilities	(125,382)	(115,191)

	$455,712	$454,210

As of December 31, 2014, Mattel has federal and foreign loss carryforwards totaling $869.9 million and tax credit carryforwards of $72.5 million, which excludes carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforwards	Tax Credit Carryforwards
	(In thousands)
2015 – 2019	$251,698	$25,620
Thereafter	376,764	42,890
No expiration date	241,478	3,959

Total	$869,940	$72,469

Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $92.6 million was required as of December 31, 2014 for those loss and tax credit carryforwards that are not expected to provide future tax benefits. In addition, management determined that a valuation allowance of $40.7 million was required as of December 31, 2014 for those deferred tax assets for which there is not sufficient evidence as to their ultimate utilization, primarily related to certain foreign affiliates. Changes in the valuation allowance for 2014 primarily relate to (1) increases in the valuation allowance related to certain MEGA Brands losses and deferred tax assets, 2014 foreign losses without benefits, and for certain deferred tax assets and (2) decreases in the valuation allowance for expirations and projected utilization of tax loss and tax credit carryforwards. Management believes it is more-likely-than-not (a greater than 50 percent likelihood) that Mattel will generate sufficient taxable income in the appropriate future periods to realize the benefit of the remaining net deferred income tax assets of $455.7 million. Changes in enacted tax laws, audits in various jurisdictions around the world, settlements, or acquisitions could negatively impact Mattel’s ability to fully realize all of the benefits of its remaining net deferred tax assets.

Differences between the provision for income taxes at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year
	2014	2013	2012
	(In thousands)
Provision at US federal statutory rate	$205,419	$384,695	$330,766
(Decrease) increase resulting from:
Foreign earnings taxed at different rates, including withholding taxes	(107,409)	(165,768)	(157,488)
Foreign losses without income tax benefit	20,140	3,215	1,047
State and local taxes, net of US federal benefit	3,760	4,854	6,856
Adjustments to previously accrued taxes	(55,026)	(32,200)	(16,000)
Tax restructuring	12,400	—	—
Other	8,752	388	3,400

Provision for income taxes	$88,036	$195,184	$168,581

In assessing whether uncertain tax positions should be recognized in its financial statements, Mattel first determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, Mattel presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. For tax positions that meet the more-likely-than-not recognition threshold, Mattel measures the amount of benefit recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more-likely-than-not be realized.

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

A reconciliation of unrecognized tax benefits is as follows:

	For the Year
	2014	2013	2012
	(In thousands)
Unrecognized tax benefits at January 1	$111,370	$285,560	$262,560
Increases for positions taken in current year	9,886	12,997	14,800
Increases for positions taken in a prior year	53,221	14,289	21,030
Decreases for positions taken in a prior year	(51,421)	(186,555)	(700)
Decreases for settlements with taxing authorities	(9,493)	(5,135)	(800)
Decreases for lapses in the applicable statute of limitations	(13,206)	(9,786)	(11,330)

Unrecognized tax benefits at December 31	$100,357	$111,370	$285,560

Of the $100.4 million of unrecognized tax benefits as of December 31, 2014, $96.8 million would impact the effective tax rate if recognized.

During 2014, Mattel recognized $2.4 million of interest and penalties related to unrecognized tax benefits, which are reflected in provision for income taxes in the consolidated statements of operations. As of December 31, 2014, Mattel accrued $18.1 million in interest and penalties related to unrecognized tax benefits. Of this balance, $17.5 million would impact the effective tax rate if recognized.

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

In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. In May 2014, the IRS completed its audit of Mattel’s 2010 and 2011 federal income tax returns. Mattel files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2008 through 2014 tax years, New York for the 2007 through 2014 tax years, and Wisconsin for the 2008 through 2014 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including Hong Kong for the 2008 through 2014 tax years, Brazil, Mexico and Netherlands for the 2009 through 2014 tax years and Russia for the 2011 through 2014 tax years. Based on the current status of federal, state, local and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $8.7 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

The income tax provision included net tax benefits of $42.6 million, $32.2 million, and $16.0 million in 2014, 2013, and 2012, respectively. The 2014 net tax benefits primarily relate to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations. The 2013 and 2012 net tax benefits primarily related to the reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to indefinitely reinvest and upon which no deferred US income taxes have been provided is approximately $6.4 billion as of December 31, 2014. Management periodically reviews the undistributed earnings of its foreign subsidiaries and reassesses the intent to indefinitely reinvest such earnings. It is not practicable for Mattel to determine the deferred tax liability associated with these undistributed earnings due to the availability of foreign tax credits, the complexity of our international holding company structure, the rules governing the utilization of foreign tax credits, and the interplay between utilization of such foreign tax credits and Mattel’s other significant tax attributes.

US GAAP requires that windfall income tax benefits related to the exercise of nonqualified stock options and vesting of other stock compensation awards be credited to additional paid-in capital in the period in which such amounts reduce current taxes payable. The exercise of nonqualified stock options and vesting of other stock compensation awards resulted in an increase to additional paid-in capital for related windfall income tax benefits totaling $21.2 million, $50.4 million, and $35.8 million in 2014, 2013, and 2012, respectively.

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

A summary of retirement plan expense is as follows:

	For the Year
	2014	2013	2012
	(In thousands)
Defined contribution retirement plans	$43,819	$43,694	$40,266
Defined benefit pension plans	18,124	30,747	33,597
Deferred compensation and excess benefit plans	4,840	9,298	5,740
Postretirement benefit plans	1,461	2,245	1,607

	$68,244	$85,984	$81,210

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

A summary of the components of Mattel’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 is as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2014	2013	2012	2014	2013	2012
	(In thousands)
Net periodic benefit cost:
Service cost	$7,515	$12,982	$13,285	$67	$82	$79
Interest cost	27,708	25,580	29,530	1,377	1,585	1,411
Expected return on plan assets	(31,833)	(29,786)	(31,270)	—	—	—
Amortization of prior service credit	(1,037)	(1,057)	(502)	—	—	—
Recognized actuarial loss	15,771	21,193	19,020	17	578	117
Settlement loss	—	1,835	3,534	—	—	—

Net periodic benefit cost	$18,124	$30,747	$33,597	$1,461	$2,245	$1,607

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$48,502	$(95,744)	$27,144	$(2,205)	$3,470	$4,755
Prior service cost (credit)	20	—	(11,789)	—	—	—
Amortization of prior service credit	1,037	1,057	501	—	—	—

Total recognized in other comprehensive income (a)	$49,559	$(94,687)	$15,856	$(2,205)	$3,470	$4,755

Total recognized in net periodic benefit cost and other comprehensive income	$67,683	$(63,940)	$49,453	$(744)	$5,715	$6,362

(a)	Amounts exclude related tax (benefit) expense of $(17.8) million, $32.5 million, and $(2.3) million, during 2014, 2013, and 2012, respectively, which are also included in other comprehensive income.

Net periodic benefit cost for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year
	2014	2013	2012
Defined benefit pension plans:
Discount rate	4.7%	4.0%	4.5%
Weighted average rate of future compensation increases	3.8%	3.8%	3.8%
Long-term rate of return on plan assets	8.0%	8.0%	8.0%

Postretirement benefit plans:
Discount rate	4.7%	4.0%	4.5%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%

Health care cost trend rate:
Pre-65	8.5%	8.5%	7.5%
Post-65	7.5%	7.5%	7.5%

Ultimate cost trend rate:
Pre-65	6.1%	6.1%	5.0%
Post-65	5.4%	5.4%	5.0%

Year that the rate reaches the ultimate cost trend rate:
Pre-65	2030	2030	2017
Post-65	2030	2030	2017

Discount rates, weighted average rates of future compensation increases, and long-term rates of return on plan assets for Mattel’s foreign defined benefit pension plans differ from the assumptions used for Mattel’s domestic defined benefit pension plans due to differences in local economic conditions in the locations where the non-US plans are based. The rates shown in the preceding table are indicative of the weighted average rates of all Mattel’s defined benefit pension plans given the relative insignificance of the foreign plans to the consolidated total.

The estimated net actuarial loss and prior service credit for the domestic defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015 is $16.7 million. The estimated net actuarial loss for the domestic postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015 is $0.1 million.

Mattel used a measurement date of December 31, 2014 for its defined benefit pension and postretirement benefit plans. A summary of the changes in benefit obligation and plan assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2014	2013	2014	2013
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$616,938	$669,351	$37,914	$35,433
Service cost	7,515	12,982	67	82
Interest cost	27,708	25,580	1,377	1,585
Impact of currency exchange rate changes	(10,673)	(2,206)	—	—
Actuarial loss (gain)	75,839	(57,418)	(2,188)	4,048
Benefits paid	(39,686)	(31,351)	(2,768)	(3,234)

Benefit obligation, end of year	$677,641	$616,938	$34,402	$37,914

Change in Plan Assets:
Plan assets at fair value, beginning of year	$456,445	$406,163	$—	$—
Actual return on plan assets	43,804	47,529	—	—
Employer contributions	21,596	32,078	2,768	3,234
Impact of currency exchange rate changes	(6,219)	2,026	—	—
Benefits paid	(39,686)	(31,351)	(2,768)	(3,234)

Plan assets at fair value, end of year	$475,940	$456,445	$—	$—

Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(201,701)	$(160,493)	$(34,402)	$(37,914)

Current accrued benefit liability	(2,540)	(2,661)	(3,600)	(2,700)
Noncurrent accrued benefit liability	(199,161)	(157,832)	(30,802)	(35,214)

Total accrued benefit liability	$(201,701)	$(160,493)	$(34,402)	$(37,914)

Amounts Recognized in Accumulated Other Comprehensive Loss (a):
Net actuarial loss	$253,593	$205,091	$4,914	$7,119
Prior service (credit)	(9,036)	(10,093)	—	—

	$244,557	$194,998	$4,914	$7,119

(a)	Amounts exclude related tax benefits of $88.0 million and $70.2 million for December 31, 2014 and 2013, respectively, which are also included in accumulated other comprehensive loss.

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of December 31, 2014 and 2013 totaled $632.2 million and $579.0 million, respectively.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31,
	2014	2013
Defined benefit pension plans:
Discount rate	3.8%	4.7%
Weighted average rate of future compensation increases	3.8%	3.8%

Postretirement benefit plans:
Discount rate	3.8%	4.7%
Annual increase in Medicare Part B premium	6.0%	6.0%

Health care cost trend rate:
Pre-65	7.5%	8.5%
Post-65	8.8%	7.5%

Ultimate cost trend rate:
Pre-65	4.5%	6.1%
Post-65	4.5%	5.4%

Year that the rate reaches the ultimate cost trend rate:
Pre-65	2023	2030
Post-65	2024	2030

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2014 by $2.0 million and $(1.7) million, respectively, and the service and interest cost recognized for 2014 by $0.1 million and $(0.1) million, respectively.

The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
	(In thousands)
2015	$31,082	$3,600
2016	40,340	3,400
2017	41,846	3,400
2018	43,161	3,300
2019	41,119	3,200
2020 – 2024	186,866	14,100

Mattel expects to make cash contributions totaling approximately $21 million to its defined benefit pension and postretirement benefit plans in 2015, which includes approximately $7 million for benefit payments for its unfunded plans.

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

Mattel’s defined benefit pension plan assets are measured and reported in the financial statements at fair value using inputs, which are more fully described in “Note 10 to the Consolidated Financial Statements—Fair Value Measurements,” as follows:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collective trust funds:
US equity securities	$—	$174,027	$—	$174,027
International equity securities	—	166,432	—	166,432
International fixed income	—	47,260	—	47,260
US government and US government agency securities	—	36,531	—	36,531
US corporate debt instruments	—	24,628	—	24,628
International corporate debt instruments	—	4,700	—	4,700
Mutual funds	561	15,000	—	15,561
Other	—	6,801	—	6,801

Total	$561	$475,379	$—	$475,940

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collective trust funds:
US equity securities	$—	$174,735	$—	$174,735
International equity securities	—	164,998	—	164,998
International fixed income	—	41,523	—	41,523
US government and US government agency securities	—	31,434	—	31,434
US corporate debt instruments	—	21,171	—	21,171
International corporate debt instruments	—	4,996	—	4,996
Mutual funds	1,520	7,221	—	8,741
Other	—	8,847	—	8,847

Total	$1,520	$454,925	$—	$456,445

The fair value of collective trust funds and mutual funds are determined based on the net asset value of shares held at year-end. The fair value of US government securities, US government agency securities, and corporate debt instruments are determined based on quoted market prices or are estimated using pricing models with observable inputs, quoted prices of securities with similar characteristics, or discounted cash flows.

Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 8.0% used in determining plan expense for the year ended December 31, 2014 was reasonable based on historical returns.

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

Deferred Compensation and Excess Benefit Plans

Mattel maintains a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earns various rates of return. The liability for these plans as of December 31, 2014 and 2013 was $73.6 million and $68.0 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant-selected investment options are recorded as retirement plan expense within other selling and administrative expenses in the consolidated statements of operations. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $67.6 million and $66.0 million as of December 31, 2014 and 2013, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.

Incentive Compensation Plans

Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and are subject to certain approvals of the Compensation Committee of the Board of Directors. For 2014, 2013, and 2012, $25.2 million, $65.0 million, and $108.1 million, respectively, was charged to expense for awards under these plans.

Mattel had two long-term incentive program (“LTIP”) performance cycles in place for the time period between 2012 and 2014: (i) a January 1, 2011—December 31, 2013 performance cycle, which was established by the Compensation Committee of the Board of Directors in March 2011, and (ii) a January 1, 2014—December 31, 2016 performance cycle, which was established by the Compensation Committee of the Board of Directors in March 2014.

For the January 1, 2011—December 31, 2013 LTIP performance cycle, Mattel granted performance-based restricted stock units (“Performance RSUs”) under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan to officers and certain employees providing services to Mattel. Performance RSUs granted under this program were earned based on an initial target number with the final number of Performance RSUs payable being determined based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on measurements of Mattel’s performance with respect to: (i) annual operating result targets for each year in the performance cycle using a net operating profit after taxes less capital charge measure and a net sales performance measure (“the 2011-2013 performance-related components”), and (ii) Mattel’s total stock return (“TSR”) for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle (“the 2011-2013 market-related component”), adjusted for dividends declared during the three-year performance cycle. The Performance RSUs also had dividend equivalent rights that were converted to shares of Mattel common stock when the underlying Performance RSUs were earned and paid in shares of Mattel common stock. For the January 1, 2011—December 31, 2013 LTIP performance cycle, 1.0 million shares were earned relating to the 2011-2013 performance-related components, 0.5 million shares were earned relating to the 2011-2013 market-related component, and 0.1 million shares were earned related to dividend equivalent rights, resulting in a total of 1.6 million shares that vested in February 2014.

For the January 1, 2011—December 31, 2013 LTIP performance cycle, the weighted average grant date fair value of the 2011-2013 performance-related and 2011-2013 market-related components of the Performance RSUs were $42.30 and $4.59 per share, respectively, for 2013, and $32.87 and $4.55 per share, respectively, for 2012. During 2013 and 2012, $10.0 million and $12.4 million, respectively, was charged to expense relating to the 2011-2013 performance-related components. Additionally, during 2013 and 2012, Mattel recognized share-based compensation expense of $1.4 million and $1.8 million, respectively, for the 2011-2013 market-related component.

For the January 1, 2014—December 31, 2016 LTIP performance cycle, Mattel also granted 2014-2016 Performance RSUs under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan to officers and certain employees providing services to Mattel. Performance RSUs granted under this program are also earned based on an initial target number with the final number of Performance RSUs payable being determined based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on measurements of Mattel’s performance with respect to: (i) annual operating result targets for each year in the performance cycle using a net operating profit after taxes less capital charge measure and a net sales performance measure (“the 2014-2016 performance-related components”), and (ii) Mattel’s TSR for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle (“the 2014-2016 market-related component”), adjusted for dividends declared during the three-year performance cycle. The Performance RSUs also have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid in shares of Mattel common stock. For the 2014-2016 performance-related components, the range of possible outcomes is that between zero and 0.5 million shares can be earned for each year during the performance cycle. For the 2014-2016 market-related component, the possible outcomes range from an upward adjustment of 0.5 million shares to a downward adjustment of 0.5 million shares to the results of the performance-related components over the three-year performance cycle.

For the January 1, 2014—December 31, 2016 LTIP performance cycle, the weighted average grant date fair value of the performance-related and market-related components of the Performance RSUs were $39.03 and $(3.57) per share, respectively, for 2014. During 2014, actual results did not meet minimum performance thresholds, as such no shares were earned and no expense was recognized related to the 2014-2016 performance-related component. During 2014, no share-based compensation expense was recorded related to the 2014-2016 market-related component.

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

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2014. As of December 31, 2014, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 2.30 to 1 (compared to a maximum allowed of 3.00 to 1), and Mattel’s interest coverage ratio was 11.55 to 1 (compared to a minimum required of 3.50 to 1).

The credit agreement is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

Mattel believes its cash on hand, amounts available under its credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2015.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2014, foreign credit lines totaled approximately $340 million. Mattel expects to extend the majority of these credit lines throughout 2015.

Additionally, sales of foreign receivables occur periodically to finance seasonal working capital requirements. The outstanding amounts of accounts receivable that have been sold under international factoring arrangements were $22.3 million and $25.6 million at December 31, 2014 and 2013, respectively. These amounts have been excluded from Mattel’s consolidated balance sheets.

In January 2015, a major credit rating agency changed Mattel’s long-term credit rating from BBB+ to BBB and maintained its short-term credit rating of A-2 and outlook at stable. Another major credit rating agency maintained Mattel’s long-term credit rating of Baa1 and short-term credit rating of P-2 and changed its outlook from stable to negative. A third major credit rating agency maintained Mattel’s long-term credit rating of A- and short-term credit rating of F2 and changed its outlook from stable to negative. A reduction in Mattel’s credit ratings could increase the cost of obtaining financing.

Short-Term Borrowings

As of December 31, 2014, Mattel had no foreign short-term bank loans outstanding. As of December 31, 2013, Mattel had foreign short-term bank loans outstanding of $4.3 million. As of December 31, 2014 and 2013, Mattel had no borrowings outstanding under the credit facility.

During 2014 and 2013, Mattel had average borrowings of $17.5 million and $38.0 million, respectively, under its foreign short-term bank loans, and $680.8 million and $262.3 million, respectively, under the credit facility and other short-term borrowings, to help finance its seasonal working capital requirements. The weighted average interest rate on foreign short-term bank loans during 2014 and 2013 was 11.2% and 9.4%, respectively. The weighted average interest rate on the credit facility and other short-term borrowings was 0.2% during both 2014 and 2013.

Long-Term Debt

In May 2014, Mattel issued $500.0 million aggregate principal amount of 2.35% senior unsecured notes due May 6, 2019 (“2014 Senior Notes”). Interest on the 2014 Senior Notes is payable semi-annually on May 6 and November 6 of each year, beginning November 6, 2014. Mattel may redeem all or part of the 2014 Senior Notes at any time or from time to time at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 12.5 basis points.

In March 2013, Mattel issued $250.0 million aggregate principal amount of 1.70% senior unsecured notes (“1.70% Senior Notes”) due March 15, 2018 and $250.0 million aggregate principal amount of 3.15% senior unsecured notes (“3.15% Senior Notes”) due March 15, 2023 (collectively, “2013 Senior Notes”). Interest on the 2013 Senior Notes is payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Mattel may redeem all or part of the 1.70% Senior Notes at any time or from time to time at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 15 basis points. Mattel may redeem all or part of the 3.15% Senior Notes at any time or from time to time prior to December 15, 2022 (three months prior to the maturity date of the 3.15% Senior Notes) at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to, but excluding, the redemption date, and (ii) a “make-whole” amount based on the yield of a comparable US Treasury security plus 20 basis points. Mattel may redeem all or part of the 3.15% Senior Notes at any time or from time to time on or after December 15, 2022 (three months prior to the maturity date for the 3.15% Senior Notes) at its option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

Mattel’s long-term debt consists of the following:

	December 31,
	2014	2013
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000
2014 Senior Notes due May 2019	500,000	—

	2,100,000	1,600,000
Less: current portion	—	—

Total long-term debt	$2,100,000	$1,600,000

Mattel’s 2010 Senior Notes bear interest at fixed rates ranging from 4.35% to 6.20%, with a weighted average interest rate of 5.275% as of December 31, 2014 and 2013. Mattel’s 2011 Senior Notes bear interest at fixed rates ranging from 2.50% to 5.45%, with a weighted average interest rate of 3.975% as of December 31, 2014 and 2013. Mattel’s 2013 Senior Notes bear interest at fixed rates ranging from 1.70% to 3.15%, with a weighted average interest rate of 2.425% as of December 31, 2014 and 2013. Mattel’s 2014 Senior Notes bear interest at a fixed rate of 2.35% as of December 31, 2014.

During 2014, Mattel repaid $44.6 million of long-term borrowings assumed through the acquisition of MEGA Brands.

During 2013, Mattel repaid the remaining $350.0 million of its 2008 Senior Notes in connection with their scheduled maturity. During 2013, Mattel repaid $50.0 million of its Medium-term notes in connection with their scheduled maturities.

The aggregate amount of long-term debt maturing in the next five years and thereafter is as follows:

	2010 Senior Notes	2011 Senior Notes	2013 Senior Notes	2014 Senior Notes	Total
	(In thousands)
2015	$—	$—	$—	$—	$—
2016	—	300,000	—	—	300,000
2017	—	—	—	—	—
2018	—	—	250,000	—	250,000
2019	—	—	—	500,000	500,000
Thereafter	500,000	300,000	250,000	—	1,050,000

	$500,000	$600,000	$500,000	$500,000	$2,100,000

Note 6—Stockholders’ Equity

Preference Stock

Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.

Preferred Stock

Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

Common Stock Repurchase Program

During 2014, Mattel repurchased 4.9 million shares of its common stock at a cost of $177.2 million. During 2013, Mattel repurchased 11.0 million shares of its common stock at a cost of $469.2 million. During 2012, Mattel repurchased 2.3 million shares of its common stock at a cost of $77.9 million. Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2014, share repurchase authorizations of $203.0 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Dividends

During 2014, 2013, and 2012, Mattel paid total dividends per share of $1.52, $1.44, and $1.24, respectively, to holders of its common stock. The Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

	For the Year Ended December 31, 2014
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2013	$(10,789)	$(131,946)	$(300,941)	$(443,676)
Other comprehensive income (loss) before reclassifications	39,931	(38,969)	(189,666)	(188,704)
Amounts reclassified from accumulated other comprehensive income (loss)	883	9,408	—	10,291

Net increase (decrease) in other comprehensive income	40,814	$(29,561)	$(189,666)	$(178,413)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2014	$30,025	$(161,507)	$(490,607)	$(622,089)

	For the Year Ended December 31, 2013
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2012	$(2,583)	$(190,656)	$(271,247)	$(464,486)
Other comprehensive (loss) income before reclassifications	(13,103)	44,288	(29,694)	1,491
Amounts reclassified from accumulated other comprehensive income (loss)	4,897	14,422	—	19,319

Net (decrease) increase in other comprehensive income	(8,206)	58,710	(29,694)	20,810

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2013	$(10,789)	$(131,946)	$(300,941)	$(443,676)

	For the Year Ended December 31, 2012
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2011	$24,616	$(172,398)	$(298,863)	$(446,645)
Other comprehensive income (loss) before reclassifications	2,734	(32,390)	27,616	(2,040)
Amounts reclassified from accumulated other comprehensive (loss) income	(29,933)	14,132	—	(15,801)

Net (decrease) increase in other comprehensive income	(27,199)	(18,258)	27,616	(17,841)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2012	$(2,583)	$(190,656)	$(271,247)	$(464,486)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statement of operations:

	For the Year			Statements of Operations Classification
	2014	2013	2012
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange contracts	$(916)	$(5,735)	$29,978	Cost of sales
	33	838	(45)	Provision for income taxes

	$(883)	$(4,897)	$29,933	Net income

Defined Benefit Pension Plans
Amortization of prior service credit	$1,037	$1,057	$502	(a)
Recognized actuarial loss	(15,788)	(21,771)	(19,137)	(a)
Settlement loss	—	(1,835)	(3,534)	(a)

	(14,751)	(22,549)	(22,169)
	5,343	8,127	8,037	Provision for income taxes

	$(9,408)	$(14,422)	$(14,132)	Net income

(a)	The amortization of prior service credit, recognized actuarial loss, and settlement loss are included in the computation of net periodic benefit cost. Refer to “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans” for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments

For 2014, currency translation adjustments resulted in a net loss of $189.7 million, primarily due to the weakening of the Euro, Mexican peso, British pound sterling, Russian ruble, and Brazilian real against the US dollar. For 2013, currency translation adjustments resulted in a net loss of $29.7 million, primarily due to the weakening of the Brazilian real, Australian dollar, and Indonesian rupiah against the US dollar, partially offset by the strengthening of the Euro against the US dollar. For 2012, currency translation adjustments resulted in a net gain of $27.6 million, primarily due to the strengthening of the Euro, Mexican peso, and British pound sterling against the US dollar, partially offset by the weakening of the Brazilian real against the US dollar.

Note 7—Share-Based Payments

Mattel Stock Option Plans

In May 2010, Mattel’s stockholders approved the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the “2010 Plan”). Upon approval of the 2010 Plan, Mattel terminated its 2005 Equity Compensation Plan (the “2005 Plan”), except with respect to grants then outstanding under the 2005 Plan. All restricted stock unit (“RSU”) awards made under the 2005 Plan have vested as of December 31, 2014. Outstanding stock option grants under the 2005 Plan that have not expired or have not been terminated continue to be exercisable under the terms of their respective grant agreements. The terms of the 2010 Plan are substantially similar to the terms of the 2005 Plan.

Under the 2010 Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, performance awards, and shares of common stock to officers, employees, and other persons providing services to Mattel. Generally, options vest and become exercisable contingent upon the grantees’ continued employment or service with Mattel. Nonqualified stock options are granted at not less than 100% of the fair market value of Mattel’s common stock on the date of grant, expire no later than ten years from the date of grant, and vest on a schedule determined by the

Compensation Committee of the Board of Directors, generally during a period of three years from the date of grant. In the event of a retirement of an employee aged 55 years or older with 5 or more years of service, or the death or disability of an employee, that occurs in each case at least 6 months after the grant date, nonqualified stock options become fully vested. Similar provisions exist for non-employee directors. Time-vesting RSUs granted under the 2010 Plan are generally accompanied by dividend equivalent rights and generally vest over a period of three years from the date of grant. In the event of the involuntary termination of an employee aged 55 years or older with 5 or more years of service, or the death or disability of an employee, that occurs at least 6 months after the grant date, RSUs become fully vested. The 2010 Plan also contains provisions regarding grants of equity compensation to the non-employee members of the Board of Directors. The 2010 Plan expires on March 25, 2020, except as to any grants then outstanding.

The number of shares of common stock available for grant under the 2010 Plan is subject to an aggregate limit of the sum of (i) 48 million shares, (ii) the number of shares that remained available for issuance under the 2005 Plan on May 12, 2010, and (iii) any shares subject to awards outstanding under the 2005 Plan that on or after May 12, 2010 are forfeited or otherwise terminate or expire without the issuance of shares to the holder of the award. The 2010 Plan is further subject to detailed share-counting rules. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. Each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using three available shares for each share actually subject to such full-value grant. At December 31, 2014, there were approximately 15 million shares of common stock available for grant remaining under the 2010 Plan.

As of December 31, 2014, total unrecognized compensation cost related to unvested share-based payments totaled $87.7 million and is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options

Mattel recognized compensation expense of $12.5 million, $12.1 million, and $13.8 million for stock options during 2014, 2013, and 2012, respectively, which is included within other selling and administrative expenses in the consolidated statements of operations. Income tax benefits related to stock option compensation expense recognized in the consolidated statements of operations during 2014, 2013, and 2012 totaled $3.5 million, $3.8 million, and $4.5 million, respectively.

The fair value of options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. The weighted average grant date fair value of options granted during 2014, 2013, and 2012 was $4.57, $8.80, and $7.32, respectively. The following weighted average assumptions were used in determining the fair value of options granted:

	2014	2013	2012
Expected life (in years)	4.9	4.9	5.0
Risk-free interest rate	1.6%	1.5%	0.7%
Volatility factor	23.7%	31.8%	35.0%
Dividend yield	4.3%	3.4%	3.6%

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock options:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except weighted average exercise price)
Outstanding at January 1	9,218	$27.48	14,630	$22.34	19,299	$20.30
Granted	3,373	35.33	1,488	42.70	1,827	34.29
Exercised	(1,891)	22.35	(6,828)	19.74	(6,312)	19.50
Forfeited	(166)	36.85	(60)	33.18	(134)	27.13
Canceled	(11)	25.28	(12)	20.02	(50)	20.02

Outstanding at December 31	10,523	$30.77	9,218	$27.48	14,630	$22.34

Exercisable at December 31	5,810	$26.07	6,135	$22.70	10,971	$20.03

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during 2014, 2013, and 2012 was $24.1 million, $156.6 million, and $85.8 million, respectively. At December 31, 2014, options outstanding had an intrinsic value of $38.4 million, with a weighted average remaining life of 7.2 years. At December 31, 2014, options exercisable had an intrinsic value of $38.3 million, with a weighted average remaining life of 5.6 years. At December 31, 2014, stock options vested or expected to vest totaled 10.3 million shares, with a total intrinsic value of $38.4 million, weighted average exercise price of $30.66, and weighted average remaining life of 7.1 years. During 2014, approximately 2 million stock options vested. The total grant date fair value of stock options vested during 2014, 2013, and 2012 was approximately $12 million, $13 million, and $15 million, respectively.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during 2014, 2013, and 2012 was $43.3 million, $134.5 million, and $122.3 million, respectively.

Restricted Stock Units

RSUs are valued at the market value on the date of grant and the expense is evenly attributed to the periods in which the restrictions lapse, which is generally three years from the date of grant.

Compensation expense recognized related to grants of RSUs, excluding Performance RSUs, was $39.5 million, $38.2 million, and $35.3 million in 2014, 2013, and 2012, respectively, and is included within other selling and administrative expenses in the consolidated statements of operations. Income tax benefits related to RSU compensation expense recognized in the consolidated statements of operations during 2014, 2013, and 2012 totaled $10.6 million, $10.6 million, and $9.6 million, respectively.

The following is a summary of RSU information and weighted average grant date fair values for Mattel’s RSUs, excluding Performance RSUs:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average grant date fair value)
Unvested at January 1	3,036	$34.94	3,505	$28.24	3,732	$22.53
Granted	1,786	34.83	1,116	42.82	1,417	34.43
Vested	(1,426)	29.77	(1,337)	24.53	(1,479)	19.96
Forfeited	(223)	36.27	(248)	31.82	(165)	26.47

Unvested at December 31	3,173	$37.10	3,036	$34.94	3,505	$28.24

At December 31, 2014, RSUs expected to vest totaled 3.1 million shares, with a weighted average grant date fair value of $36.69. The total grant date fair value of RSUs vested during 2014, 2013, and 2012 was $42.5 million, $32.8 million, and $29.5 million, respectively.

No compensation expense, or related income tax benefit, was recognized during 2014 for Performance RSUs granted in connection with its January 1, 2014–December 31, 2016 LTIP performance cycle, as Mattel did not achieve its targeted annual performance results, which is more fully described in “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans.” Mattel recognized compensation expense of $11.4 million and $14.2 million during 2013 and 2012, respectively, for Performance RSUs granted in connection with its January 1, 2011–December 31, 2013 LTIP performance cycle, also more fully described in “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans.” Income tax benefits related to Performance RSU compensation expense recognized in the consolidated statements of operations during 2013 and 2012 totaled $4.2 million and $5.2 million, respectively.

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

	For the Year
	2014	2013	2012
	(In thousands, except per share amounts)
Basic:
Net income	$498,874	$903,944	$776,464
Less: Net income allocable to participating RSUs	(4,028)	(8,335)	(7,730)

Net income available for basic common shares	$494,846	$895,609	$768,734

Weighted average common shares outstanding	339,016	343,394	341,665

Basic net income per common share	$1.46	$2.61	$2.25

Diluted:
Net income	$498,874	$903,944	$776,464
Less: Net income allocable to participating RSUs	(4,028)	(8,291)	(7,682)

Net income available for diluted common shares	$494,846	$895,653	$768,782

Weighted average common shares outstanding	339,016	343,394	341,665
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	1,752	4,065	4,493

Weighted average number of common and potential common shares	340,768	347,459	346,158

Diluted net income per common share	$1.45	$2.58	$2.22

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 2.8 million shares, 0.6 million shares, and 0.7 million shares were excluded from the calculation of diluted net income per common share for 2014, 2013, and 2012, respectively, because they were antidilutive.

Note 9—Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of December 31, 2014 and 2013, Mattel held foreign currency forward exchange contracts with notional amounts of $1.19 billion and $1.55 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		December 31, 2014	December 31, 2013
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$31,982	$415
Foreign currency forward exchange contracts	Other noncurrent assets	1,443	—

Total derivatives designated as hedging instruments		$33,425	$415

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$318	$1,895

Total		$33,743	$2,310

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		December 31, 2014	December 31, 2013
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$2,408	$12,432
Foreign currency forward exchange contracts	Other noncurrent liabilities	36	470

Total derivatives designated as hedging instruments		$2,444	$12,902

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$10,954	$1,711

Total		$13,398	$14,613

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments			Statements of Operations Classification
	For the Year 2014	For the Year 2013	For the Year 2012
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in OCI	$39,931	$(13,103)	$2,734
Amount of gain (loss) reclassified from accumulated OCI to statements of operations	(883)	(4,897)	29,933	Cost of sales

The net (losses) gains of $(0.9) million, $(4.9) million, and $29.9 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations during 2014, 2013, and 2012, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments			Statements of Operations Classification
	For the Year 2014	For the Year 2013	For the Year 2012
	(In thousands)
Amount of gain (loss) recognized in the statements of operations:
Foreign currency forward exchange contracts	$(31,485)	$17,975	$6,317	Non-operating income/expense
Foreign currency forward exchange contracts	732	(4,455)	(910)	Cost of sales

Total	$(30,753)	$13,520	$5,407

The net (losses) gains of $(30.8) million, $13.5 million, and $5.4 million recognized in the consolidated statements of operations during 2014, 2013, and 2012, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

Note 10—Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2014 and 2013 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities include the following:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$33,743	$—	$33,743
Auction rate security (b)	—	—	30,960	30,960

Total assets	$—	$33,743	$30,960	$64,703

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$13,398	$—	$13,398

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$2,310	$—	$2,310
Auction rate security (b)	—	—	28,895	28,895

Total assets	$—	$2,310	$28,895	$31,205

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$14,613	$—	$14,613

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

(b)	The fair value of the auction rate security is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, (iii) illiquidity considerations, and (iv) market correlation.

The following table presents information about Mattel’s auction rate security measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2011	$15,630
Unrealized gain	3,626

Balance at December 31, 2012	$19,256
Unrealized gain	9,639

Balance at December 31, 2013	$28,895
Unrealized gain	2,065

Balance at December 31, 2014	$30,960

The unrealized gains and losses recognized relating to the auction rate security are reflected within other non-operating income in the consolidated statements of operations.

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

During 2014, 2013, and 2012, Mattel did not have any other assets or liabilities measured and reported at fair value on a non-recurring basis in periods subsequent to initial recognition.

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying value of these instruments approximate their fair value because of their short-term nature and are classified as Level 2 within the fair value hierarchy.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.18 billion (compared to a carrying value of $2.10 billion) as of December 31, 2014 and $1.62 billion (compared to a carrying value of $1.60 billion) as of December 31, 2013. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

Note 11—Commitments and Contingencies

Leases

Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities, and insurance. Rental expense is recorded on a straight-line basis, including escalating minimum payments. The American Girl Place leases in Chicago, Illinois, Los Angeles, California, and New York, New York, and American Girl store leases in Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Nashville, Tennessee, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, Palo Alto, California, and Scottsdale, Arizona also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2014, 2013, and 2012, contingent rental expense was not material. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2014:

	Capital Leases		Operating Leases
	(In thousands)
2015	$294		$113,756
2016	294		93,917
2017	294		73,299
2018	294		54,503
2019	294		40,179
Thereafter	25		143,856

	$1,495	(a)	$519,510

(a)	Includes $0.3 million of imputed interest.

Rental expense under operating leases amounted to $120.9 million, $111.0 million, and $116.5 million for 2014, 2013, and 2012, respectively, net of sublease income of $2.6 million, $0.9 million, and $0.9 million in 2014, 2013, and 2012, respectively.

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

Licensing and similar agreements in effect at December 31, 2014 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2015	$62,938
2016	108,960
2017	66,063
2018	29,092
2019	17,465
Thereafter	60

$284,578

Royalty expense for 2014, 2013, and 2012 was $242.4 million, $246.9 million, and $240.2 million, respectively.

The following table shows the future minimum obligations for purchases of inventory, services, and other as of December 31, 2014:

Other Purchase Obligations
(In thousands)
2015	$363,013
2016	21,116
2017	2,573
2018	708
2019	—

$387,410

Insurance

Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, general, automobile, product liability, and property risks. Far West insures the first $1.0 million per occurrence for workers’ compensation risks, the first $0.5 million for general and automobile liability risks, the first $2.0 million per occurrence and $2.0 million per year for product liability risks, and up to $1.0 million per occurrence for property risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2014 and 2013 totaled $14.2 million and $15.8 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.

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

On January 12, 2007, Mattel filed an Amended Complaint setting forth counterclaims that included additional claims against Bryant as well as claims for copyright infringement, Racketeer Influenced and Corrupt Organizations (“RICO”) violations, misappropriation of trade secrets, intentional interference with contract, aiding and abetting breach of fiduciary duty and breach of duty of loyalty, and unfair competition, among others, against MGA, its Chief Executive Officer Isaac Larian, certain MGA affiliates and an MGA employee. The RICO claim alleged that MGA stole Bratz and then, by recruiting and hiring key Mattel employees and directing them to bring with them Mattel confidential and proprietary information, unfairly competed against Mattel using Mattel’s trade secrets, confidential information, and key employees to build their business. On January 12, 2007, the Court granted Mattel leave to file these claims as counterclaims in the consolidated cases, which Mattel did that same day.

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

The first phase of the first trial resulted in a unanimous jury verdict on July 17, 2008 in favor of Mattel. The jury found that almost all of the Bratz design drawings and other works in question were created by Bryant while he was employed at Mattel; that MGA and Isaac Larian intentionally interfered with the contractual duties owed by Bryant to Mattel, aided and abetted Bryant’s breaches of his duty of loyalty to Mattel, aided and abetted Bryant’s breaches of the fiduciary duties he owed to Mattel, and converted Mattel property for their own use. The same jury determined that defendants MGA, Larian, and MGA Entertainment (HK) Limited infringed Mattel’s copyrights in the Bratz design drawings and other Bratz works, and awarded Mattel total damages of approximately $100 million against the defendants. On December 3, 2008, the Court issued a series of orders rejecting MGA’s equitable defenses and granting Mattel’s motions for equitable relief, including an order enjoining the MGA party defendants from manufacturing, marketing, or selling certain Bratz fashion dolls or from using the “Bratz” name. The Court stayed its December 3, 2008 injunctive orders until further order of the Court.

The parties filed and argued additional motions for post-trial relief, including a request by MGA to enter judgment as a matter of law on Mattel’s claims in MGA’s favor and to reduce the jury’s damages award to Mattel. Mattel additionally moved for the appointment of a receiver. On April 27, 2009, the Court entered an order confirming that Bratz works found by the jury to have been created by Bryant during his Mattel employment were Mattel’s property and that hundreds of Bratz female fashion dolls infringe Mattel’s copyrights. The Court also upheld the jury’s award of damages in the amount of $100 million and ordered an accounting of post-trial Bratz sales. The Court further vacated the stay of the December 3, 2008 orders.

MGA appealed the Court’s equitable orders to the Court of Appeals for the Ninth Circuit. On December 9, 2009, the Ninth Circuit heard oral argument on MGA’s appeal and issued an order staying the District Court’s equitable orders pending a further order to be issued by the Ninth Circuit. On July 22, 2010, the Ninth Circuit vacated the District Court’s equitable orders. The Ninth Circuit stated that, because of several jury instruction errors it identified, a significant portion—if not all—of the jury verdict and damage award should be vacated.

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

Later, on August 16, 2010, MGA asserted several new claims against Mattel in response to Mattel’s Fourth Amended Answer and Counterclaims, including claims for alleged trade secret misappropriation, an alleged violation of RICO, and wrongful injunction. MGA alleged, in summary, that, for more than a decade dating back to 1992, Mattel employees engaged in a pattern of stealing alleged trade secret information from competitors “toy fair” showrooms, and then sought to conceal that alleged misconduct. Mattel moved to strike and/or dismiss these claims, as well as certain MGA allegations regarding Mattel’s motives for filing suit. The Court granted that motion as to the wrongful injunction claim, which it dismissed with prejudice, and as to the allegations about Mattel’s motives, which it struck. The Court denied the motion as to MGA’s trade secret misappropriation claim and its claim for violations of RICO.

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

On February 27, 2013, MGA filed a motion for leave to amend its prior complaint in the existing federal court lawsuit so that it could reassert its trade secrets claim. Mattel opposed that motion. On December 17, 2013, the District Court denied MGA’s motion for leave to amend and entered an order dismissing MGA’s trade secrets claim without prejudice. Also on December 17, 2013, following a settlement between MGA and certain insurance carriers, the District Court denied Mattel’s motion for leave to interplead the proceeds of the judgment.

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

On January 13, 2014, MGA filed a new, but virtually identical, trade secrets claim against Mattel in Los Angeles County Superior Court. In its complaint, MGA purports to seek damages in excess of $1 billion. Mattel believes that MGA’s claim should be barred as a matter of law, and intends to vigorously defend against it. On December 3, 2014, the Court overruled Mattel’s request to dismiss MGA’s case as barred as a result of prior litigation between the parties. In light of that ruling, Mattel believes that it is reasonably possible that damages in this matter could range from $0 to approximately $12.5 million. In addition, Mattel believes that if such damages are awarded, it is reasonably possible that pre-judgment interest, ranging from $0 to approximately $10 million, could be awarded. Mattel may be entitled to an offset against any damages awarded to MGA. Mattel has not quantified the amount of any such offset as it is not currently estimable. As Mattel believes a loss in this matter is reasonably possible but not probable, no liability has been accrued to date.

Litigation Related to Yellowstone do Brasil Ltda.

Yellowstone do Brasil Ltda. (formerly known as Trebbor Informática Ltda.) was a customer of Mattel’s subsidiary Mattel do Brasil Ltda. when a commercial dispute arose between Yellowstone and Mattel do Brasil regarding the supply of product and related payment terms. As a consequence of the dispute, in April 1999, Yellowstone filed a declarative action against Mattel do Brasil before the 15th Civil Court of Curitiba – State of Parana (the “Trial Court”), requesting the annulment of its security bonds and promissory notes given to Mattel as well as requesting the Trial Court to find Mattel do Brasil liable for damages incurred as a result of Mattel do Brasil’s alleged abrupt and unreasonable breach of an oral exclusive distribution agreement between the parties relating to the supply and sale of toys in Brazil. Yellowstone’s complaint sought alleged loss of profits of approximately $1 million, plus an unspecified amount of damages consisting of: (i) compensation for all investments made by Yellowstone to develop Mattel do Brasil’s business; (ii) reimbursement of the amounts paid by Yellowstone to terminate labor and civil contracts in connection with the business; (iii) compensation for alleged unfair competition and for the goodwill of trade; and (iv) compensation for non-pecuniary damages.

Mattel do Brasil filed its defenses to these claims and simultaneously presented a counterclaim for unpaid accounts receivable for goods supplied to Yellowstone in the approximate amount of $4 million.

During the evidentiary phase a first accounting report was submitted by a court-appointed expert. Such report stated that Yellowstone had invested approximately $3 million in its business. Additionally, the court-appointed expert calculated a loss of profits compensation of approximately $1 million. Mattel do Brasil challenged the report since it was not made based on the official accounting documents of Yellowstone and since the report calculated damages based only on documents unilaterally submitted by Yellowstone.

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

In January 2010, the Trial Court ruled in favor of Mattel do Brasil and denied all of Yellowstone’s claims based primarily on the lack of any causal connection between the acts of Mattel do Brasil and Yellowstone’s alleged damages. Additionally, the Trial Court upheld Mattel do Brasil’s counterclaim and ordered Yellowstone to pay Mattel do Brasil approximately $4 million. The likelihood of Mattel do Brasil recovering this amount was uncertain due to the fact that Yellowstone was declared insolvent and filed for bankruptcy protection. In February 2010, Yellowstone filed a motion seeking clarification of the decision which was denied.

In September 2010, Yellowstone filed a further appeal with the Appeals Court. Under Brazilian law, the appeal was de novo and Yellowstone restated all of the arguments it made at the Trial Court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The Appeals Court held hearings on the appeal in March and April 2013. On July 26, 2013, the Appeals Court awarded Yellowstone approximately $17 million in damages, as adjusted for inflation and interest. The Appeals Court also awarded Mattel approximately $7.5 million on its counterclaim, as adjusted for inflation. On August 2, 2013, Mattel filed a motion with the Appeals Court for clarification since the written decision contained clear errors in terms of amounts awarded and interest and inflation adjustments. Mattel’s motion also asked the Appeals Court to decide whether Yellowstone’s award could be offset by the counterclaim award, despite Yellowstone’s status as a bankrupt entity. Yellowstone also filed a motion for clarification on August 5, 2013. A decision on the clarification motions was rendered on November 11, 2014, and the Appeals Court accepted partially the arguments raised by Mattel. As a result, the Appeals Court awarded Yellowstone approximately $14.5 million in damages, as adjusted for inflation and interest. The Appeals Court also awarded Mattel approximately $7.5 million on its counterclaim, as adjusted for inflation. The decision also recognized the existence of legal rules that support Mattel’s right to offset its counterclaim award of approximately $7.5 million. Mattel filed a new motion for clarification with the Appeals Court on January 21, 2015, due to the incorrect statement made by the reporting judge of the Appeals Court, that the court-appointed expert analyzed the “accounting documents” of Yellowstone. As soon as a new decision on this motion for clarification is rendered, Mattel will appeal the Appeals Court decision to both the Superior Court of Justice and the Federal Supreme Court (collectively, the “Superior Courts”), based on both procedural and substantive grounds.

Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $15 million. The high end of this range, approximately $15 million, is based on the calculation of the current amount of the damages and loss of profits, including interest and inflation adjustments, reported in the first court-appointed examination report submitted in the lawsuit, plus attorney’s fees. Mattel do Brasil will also be entitled to offset its counterclaim award of approximately $7.5 million, the current amount including inflation adjustment, against such loss. The existence of procedural matters that will be addressed to the Superior Courts adds some uncertainty to the final outcome of the matter. Mattel believes, however, that it has valid legal grounds for appeal of the Appeals Court decision and currently does not have grounds to affirm that a loss is probable for this matter. Accordingly, a liability has not been accrued to date. Mattel may be required by the Trial Court to place a bond or the full amount of the damage award in escrow pending an appeal decision by the Superior Courts.

Note 12—Segment Information

Description of Segments

Mattel, through its subsidiaries, sells a broad variety of toy products which are grouped into four major brand categories, including the Construction and Arts & Crafts brand category, which was introduced in the second quarter of 2014:

Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie”), Monster High®, Disney Classics®, Ever After High®, Little Mommy®, and Polly Pocket (collectively “Other Girls”), Hot Wheels® and Matchbox® vehicles and play sets (collectively “Wheels”), and CARS®, Disney Planes™, BOOMco™, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, Batman®, and games and puzzles (collectively “Entertainment”).

Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, Laugh & Learn®, and Imaginext® (collectively “Core Fisher-Price”), Thomas & FriendsTM, Dora the Explorer®, Mickey Mouse® Clubhouse, and Disney Jake and the Never Land Pirates® (collectively “Fisher-Price Friends”), and Power Wheels®.

American Girl Brands—including My American Girl®, BeForever™, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

Construction and Arts & Crafts Brands—including MEGA BLOKS®, RoseArt®, and Board Dudes®.

Mattel’s operating segments are: (i) North America, which consists of the US and Canada, (ii) International, and (iii) American Girl. Factors considered in determining the operating segments include the nature of business activities, the management structure directly accountable to the Chief Operating Decision Maker (“CODM”) for operating and administrative activities, availability of discrete financial information, and strategic priorities within the organizational structure. These factors correspond to the manner in which the CODM reviews and evaluates operating performance to make decisions about resources to be allocated to these operating segments.

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

	For the Year
	2014	2013	2012
	(In thousands)
Revenues by Segment
North America	$3,011,633	$3,181,205	$3,330,217
International	3,061,506	3,277,840	3,126,088
American Girl	645,309	658,768	596,298

Gross sales	6,718,448	7,117,813	7,052,603
Sales adjustments	(694,629)	(632,921)	(631,722)

Net sales	$6,023,819	$6,484,892	$6,420,881

Segment Income
North America	$459,833	$723,834	$810,271
International	359,904	622,910	571,413
American Girl	113,571	138,029	121,642

	933,308	1,484,773	1,503,326
Corporate and other expense (a)	(279,594)	(316,670)	(482,311)

Operating income	653,714	1,168,103	1,021,015
Interest expense	79,271	78,505	88,835
Interest (income)	(7,382)	(5,555)	(6,841)
Other non-operating (income), net	(5,085)	(3,975)	(6,024)

Income before income taxes	$586,910	$1,099,128	$945,045

(a)

Corporate and other expense includes (i) incentive compensation expense of $25.2 million, $65.0 million, and $108.1 million for 2014, 2013, and 2012, respectively, (ii) $51.8 million, $17.6 million, and $13.4 million of charges related to severance and other termination-related costs for 2014, 2013, and 2012, respectively, (iii) share-based compensation expense of $52.0 million, $61.7 million, and $63.3 million for 2014, 2013, and 2012, respectively, (iv) the Litigation Charge of $137.8 million for 2012, and (v) legal fees associated with MGA litigation matters.

	For the Year
	2014	2013	2012
	(In thousands)
Depreciation/Amortization by Segment
North America	$118,633	$84,935	$76,593
International	86,011	71,380	65,340
American Girl	18,434	17,364	15,622

	223,078	173,679	157,555
Corporate and other	25,623	22,714	16,727

Depreciation and amortization	$248,701	$196,393	$174,282

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31,
	2014	2013	2012
	(In thousands)
Assets by Segment
North America	$697,377	$723,886	$694,479
International	778,849	920,770	807,911
American Girl	108,667	100,438	90,335

	1,584,893	1,745,094	1,592,725
Corporate and other	70,334	83,854	99,165

Accounts receivable and inventories, net	$1,655,227	$1,828,948	$1,691,890

Mattel sells a broad variety of toy products, which are grouped into four major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, American Girl Brands, and Construction and Arts & Crafts Brands. The table below presents worldwide revenues by brand category:

	For the Year
	2014	2013	2012
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$3,897,218	$4,315,855	$4,186,550
Fisher-Price Brands	1,842,550	2,120,719	2,252,339
American Girl Brands	620,654	632,515	567,521
Construction and Arts & Crafts Brands	314,994	—	—
Other	43,032	48,724	46,193

Gross sales	6,718,448	7,117,813	7,052,603
Sales adjustments	(694,629)	(632,921)	(631,722)

Net sales	$6,023,819	$6,484,892	$6,420,881

Geographic Information

The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant, and equipment, net, and identifiable intangibles, net.

	For the Year
	2014	2013	2012
	(In thousands)
Revenues
North American Region (a)	$3,656,942	$3,839,973	$3,926,515
International Region:
Europe	1,687,039	1,806,707	1,685,274
Latin America	909,432	1,011,718	1,008,236
Asia Pacific	465,035	459,415	432,578

Total International Region	3,061,506	3,277,840	3,126,088

Gross sales	6,718,448	7,117,813	7,052,603
Sales adjustments	(694,629)	(632,921)	(631,722)

Net sales	$6,023,819	$6,484,892	$6,420,881

	December 31,
	2014	2013	2012
	(In thousands)
Long-Lived Assets
North American Region (b)	$1,658,028	$1,361,538	$1,252,938
International Region	1,492,633	1,326,457	1,342,375

Consolidated total	$3,150,661	$2,687,995	$2,595,313

(a)	Revenues for the North American Region include revenues attributable to the US of $3.41 billion, $3.58 billion, and $3.61 billion for 2014, 2013, and 2012, respectively.

(b)	Long-lived assets for the North American Region include long-lived assets attributable to the US of $1.65 billion, $1.36 billion, and $1.25 billion for 2014, 2013, and 2012, respectively.

Major Customers

Sales to Mattel’s three largest customers accounted for 35%, 36%, and 37% of worldwide consolidated net sales for 2014, 2013, and 2012, respectively, as follows:

	For the Year
	2014	2013	2012
	(In billions)
Wal-Mart	$1.1	$1.2	$1.2
Toys “R” Us	0.6	0.7	0.7
Target	0.5	0.5	0.5

The North America segment sells products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys “R” Us. The American Girl segment sells its children’s publications to Wal-Mart and Target.

Note 13—Supplemental Financial Information

	December 31,
	2014	2013
	(In thousands)
Inventories include the following:
Raw materials and work in process	$88,395	$89,863
Finished goods	473,652	478,980

	$562,047	$568,843

Property, plant, and equipment, net includes the following:
Land	$27,465	$27,555
Buildings	274,452	269,874
Machinery and equipment	728,299	673,546
Software	316,374	301,284
Tools, dies, and molds	782,507	713,749
Capital leases	23,970	23,271
Leasehold improvements	242,177	230,271

	2,395,244	2,239,550
Less: accumulated depreciation	(1,657,375)	(1,580,217)

	$737,869	$659,333

Other noncurrent assets include the following:
Nonamortizable identifiable intangibles	$498,517	$504,241
Deferred income taxes	385,434	373,638
Identifiable intangibles (net of amortization of $103.6 million and $68.3 million at December 31, 2014 and 2013, respectively)	240,227	176,579
Other	280,080	264,603

	$1,404,258	$1,319,061

Accrued liabilities include the following:
Royalties	$112,886	$100,542
Advertising and promotion	88,132	76,453
Taxes other than income taxes	53,182	70,121
Incentive compensation	25,601	67,239
Other	360,106	325,800

	$639,907	$640,155

Other noncurrent liabilities include the following:
Benefit plan liabilities	$229,963	$193,046
Noncurrent tax liabilities	171,181	186,055
Other	182,882	161,526

	$584,026	$540,627

	For the Year
	2014	2013	2012
	(In thousands)
Currency transaction gains (losses) included in:
Operating income	$44,060	$38,842	$61,956
Other non-operating income (expense), net	2,827	(1,270)	1,563

Net transaction gains	$46,887	$37,572	$63,519

Other selling and administrative expenses include the following:
Design and development	$209,467	$201,942	$195,070
Identifiable intangible asset amortization	36,704	12,575	11,880
Bad debt expense	11,507	4,471	2,645

Note 14—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2014:
Net sales	$946,177	$1,062,252	$2,021,424	$1,993,966
Gross profit	481,531	492,570	1,021,138	1,005,783
Advertising and promotion expenses	90,834	99,853	218,746	323,810
Other selling and administrative expenses	384,479	391,709	392,913	444,964
Operating income	6,218	1,008	409,479	237,009
(Loss) Income before income taxes	(9,421)	(14,371)	394,180	216,522
Net (loss) income (a)	(11,218)	28,325	331,836	149,931
Net (loss) income per common share—basic	$(0.03)	$0.08	$0.97	$0.44
Weighted average number of common shares	340,226	338,709	338,728	338,416
Net (loss) income per common share—diluted	$(0.03)	$0.08	$0.97	$0.44
Weighted average number of common and potential common shares	340,226	340,644	340,329	339,506
Dividends declared per common share	$0.38	$0.38	$0.38	$0.38
Common stock market price:
High	$47.39	$40.32	$39.79	$31.86
Low	35.24	37.47	30.48	28.78
Year Ended December 31, 2013:
Net sales	$995,606	$1,169,109	$2,206,961	$2,113,216
Gross profit	540,051	600,008	1,187,980	1,150,844
Advertising and promotion expenses	104,540	113,403	249,386	282,876
Other selling and administrative expenses	369,680	391,815	410,419	388,661
Operating income	65,831	94,790	528,175	479,307
Income before income taxes	44,165	78,729	514,343	461,891
Net income (a)	38,511	73,348	422,836	369,249
Net income per common share—basic	$0.11	$0.21	$1.22	$1.08
Weighted average number of common shares	344,315	346,614	343,279	339,402
Net income per common share—diluted	$0.11	$0.21	$1.21	$1.07
Weighted average number of common and potential common shares	348,795	350,424	346,695	343,237
Dividends declared per common share	$0.36	$0.36	$0.36	$0.36
Common stock market price:
High	$43.77	$46.79	$47.08	$47.82
Low	35.70	42.64	40.39	40.39

(a)	Net loss for the first quarter of 2014 included $3.7 million of net tax expense primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Net income for the second and third quarters of 2014 included net tax benefits of $40.1 million and $15.1 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Net income for the fourth quarter of 2014 included net tax expense of $8.9 million, primarily related to a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations, partially offset by reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. Net income for the first quarter of 2013 included $4.0 million of net tax benefits primarily related to enacted tax law changes. Net income for the second and third quarter of 2013 included net tax benefits of $11.2 million and $17.0 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

Note 15—Subsequent Event

On January 26, 2015, Mattel announced that its Board of Directors declared a first quarter dividend of $0.38 per common share. The dividend is payable on March 6, 2015 to stockholders of record on February 19, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The scope of Mattel’s assessment of the effectiveness of its disclosure controls and procedures does not include any disclosure controls and procedures of MEGA Brands, which was acquired on April 30, 2014, that are also part of MEGA Brands’ internal controls over financial reporting. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Based on this evaluation, Christopher A. Sinclair, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed the acquisition of MEGA Brands in 2014, which has not yet been fully integrated into our internal control framework.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to sections entitled “Proposal 1—Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; and “The Board of Directors and Corporate Governance—Board Committees—Audit Committee” in the Mattel Notice of Annual Meeting of Stockholders and 2015 Proxy Statement to be filed with the SEC within 120 days after December 31, 2014 (the “Proxy Statement”). Information with respect to the executive officers of Mattel appears under the heading “Executive Officers of the Registrant” in Part I herein.

Mattel has adopted the Mattel Code of Conduct (the “Code of Conduct”), which satisfies the listing rules of the NASDAQ Stock Market (“NASDAQ”) regarding “code of conduct” and satisfies the SEC rules regarding disclosure of a “code of ethics” for the Interim Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is publicly available on Mattel’s corporate website at http://corporate.mattel.com, and the text of the Code of Conduct will be updated on the website to reflect any amendment. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, CA 90245-5012. If Mattel grants any waiver from a provision of the Code of Conduct for any executive officer or director, or makes any substantive amendment to the SEC-mandated “code of ethics” that applies to the Interim Chief Executive Officer, Chief Financial Officer or Controller, Mattel will make disclosures to the extent required by applicable laws, regulations and stock exchange listing standards on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors’ corporate governance guidelines and the charters of its Audit, Compensation and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://corporate.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.

Mattel has filed the Sarbanes-Oxley Act Section 302 certifications of its Interim Chief Executive Officer and Chief Financial Officer as Exhibit 31.0 and Exhibit 31.1 hereto, respectively.

Item 11.	Executive Compensation.

The information required under this Item is incorporated herein by reference to sections entitled “Executive Compensation” and “The Board of Directors and Corporate Governance—Board Committees—Compensation Committee” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item is incorporated herein by reference to sections entitled “Principal Stockholders”; “Security Ownership of Management and the Board”; and “Equity Compensation Plan Information” in the Proxy Statement.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements are filed as part of this report under Part II, Item 8 “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedule for the Years Ended December 31, 2014, 2013 and 2012

Schedule II—Valuation and Qualifying Accounts and Allowances

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 “Financial Statements and Supplementary Data.”

3.	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007

3.1	Amended and Restated Bylaws of Mattel, Inc.	10-Q	001-05647	3.1	July 20, 2011

4.0	Specimen Stock Certificate with respect to Mattel, Inc.’s Common Stock	10-Q	001-05647	4.0	August 3, 2007

4.1	Indenture, dated as of September 23, 2010, between Mattel, Inc. and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010

4.2	Form of Indenture between Mattel, Inc. and Union Bank, N.A. relating to Subordinated Debt Securities	S-3ASR	333-169539	4.2	September 23, 2010

4.3	Form of 4.350% Notes due 2020	8-K	001-05647	4.1	September 28, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

4.4	Form of 6.200% Notes due 2040	8-K	001-05647	4.2	September 28, 2010

4.5	Form of 2.500% Notes due 2016	8-K	001-05647	4.1	November 8, 2011

4.6	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011

4.7	Form of 1.700% Notes due 2018	8-K	001-05647	4.1	March 7, 2013

4.8	Form of 3.150% Notes due 2023	8-K	001-05647	4.2	March 7, 2013

4.9	Form of 2.350% Notes due 2019	8-K	001-05647	4.1	May 6, 2014

10.0	Sixth Amended and Restated Credit Agreement dated as of March 11, 2013, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, N.A., and Citibank N.A., as Co-Syndication Agents, Société Générale, Union Bank, Mizuho Corporate Bank, Ltd. and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto	8-K	001-05647	10.1	March 11, 2013

10.1+	Letter Agreement between Mattel, Inc. and Bryan G. Stockton, dated November 21, 2011, regarding Mr. Stockton’s promotion to Chief Executive Officer	10-K	001-05647	10.17	February 23, 2012

10.2+	Letter Agreement between Mattel, Inc. and Peter D. Gibbons, dated March 28, 2013, regarding an offer of employment for the position of EVP Global Operations.	10-Q	001-05647	10.2	April 22, 2013

10.3+	Letter Agreement among Mattel, Inc., MEGA Brands Inc. and Geoff Massingberd dated April 30, 2014 regarding an offer of employment for the position of President of MEGA Brands Inc.	10-Q	001-05647	10.1	July 29, 2014

10.4+	Letter Agreement between Mattel, Inc. and Richard Dickson dated May 16, 2014 regarding an offer of employment for the position of Chief Brands Officer of Mattel, Inc.	10-Q	001-05647	10.2	July 29, 2014

10.5+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	March 28, 2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.6+	Amendment No. 1 to the Mattel Incentive Plan	10-Q	001-05647	10.1	October 24, 2013

10.7+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002

10.8+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)(the “DCPEP”)	10-Q	001-05647	10.1	October 24, 2008

10.9+	Amendment No. 1 to the DCPEP	10-Q	001-05647	10.2	October 24, 2013

10.10+	Amendment No. 2 to the DCPEP	10-Q	001-05647	10.3	October 24, 2013

10.11+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009

10.12+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-Q	001-05647	10.4	October 24, 2013

10.13+	Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-K	001-05647	10.36	February 26, 2009

10.14+	Amendment No. 1 to the Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-Q	001-05647	10.5	October 24, 2013

10.15+	Mattel, Inc. Executive Severance Plan (effective June 30, 2009)	8-K	001-05647	10.4	July 2, 2009

10.16+	Amendment No. 1 to the Mattel, Inc. Executive Severance Plan (effective as of June 30, 2009)	10-Q	001-05647	10.6	October 24, 2013

10.17+	Mattel, Inc. Executive Severance Plan B (effective July 1, 2014)	8-K	001-05647	10.1	July 21, 2014

10.18+	The Mattel Cash Balance Excess Benefit Plan (as amended and restated, effective July 1, 2012)	10-K	001-05647	10.10	February 26, 2013

10.19+	Amendment No. 1 to the Mattel Cash Balance Excess Benefit Plan (as amended and restated effective July 1, 2012)	10-Q	001-05647	10.7	October 24, 2013

10.20+	Mattel, Inc. Personal Investment Plan (amended and restated as of January 1, 2013) (“PIP”)	10-K	001-05647	10.11	February 26, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.21+	Amendment One to the PIP	10-K	001-05647	10.21	February 26, 2014

10.22+*	Amendment Two to the PIP

10.23+*	Amendment Three to the PIP

10.24+*	Amendment Four and Merger Agreement for the PIP and the MEGA Brands America, Inc. 401(k) Savings Plan

10.25+	Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”)	DEF 14A	001-05647	Appendix C	April 13, 2005

10.26+	Amendment No. 1 to the 2005 Plan	10-K	001-05647	10.76	February 26, 2009

10.27+	Amendment No. 2 to the 2005 Plan	10-Q	001-05647	10.1	April 29, 2009

10.28+	Amendment No. 3 to the 2005 Plan	10-Q	001-05647	10.8	October 24, 2013

10.29+	Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the “2010 Plan”)	DEF 14A	001-05647	Appendix A	March 30, 2010

10.30+	Amendment No. 1 to the 2010 Plan	10-Q	001-05647	10.9	October 24, 2013

10.31+	Form of Grant Agreement as of August 1, 2005 for grants to employees of Non-Qualified Stock Options (“NQSOs”) under the 2005 Plan	8-K	001-05647	99.1	August 5, 2005

10.32+	Form of Grant Agreement as of August 1, 2006 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	August 4, 2006

10.33+	Form of Grant Agreement as of May 17, 2007 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	May 18, 2007

10.34+	Form of Notice of Grant and Grant Agreement for RSUs to Non-Employee Directors under the 2010 Plan	10-Q	001-05647	10.1	July 28, 2010

10.35+	Form of Notice of Grant and Grant Agreement for NQSOs to Employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010

10.36+	Form of Notice of Grant and Grant Agreement for RSUs to Employees under the 2010 Plan	10-Q	001-05647	10.2	October 27, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.37+	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the 2010 Plan for Certain Executive Officers with Employment Agreements and Certain Executive Officers Participating in the Mattel, Inc. Executive Severance Plan	10-Q	001-05647	10.1	April 27, 2011

10.38+	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the 2010 Plan	10-Q	001-05647	10.2	April 27, 2011

10.39+	Form of Amendment of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the 2010 Plan	8-K	001-05647	10.1	November 16, 2012

10.40+	Form of Notice of Grant and Grant Agreement for NQSOs to Certain Executive Officers with Employment Agreements under the 2010 Plan	10-Q	001-05647	10.5	October 27, 2010

10.41+	Form of Notice of Grant and Grant Agreement for NQSOs to Participants in the Severance Plan under the 2010 Plan	10-Q	001-05647	10.6	October 27, 2010

10.42+	Form of Notice of Grant and Grant Agreement for RSUs to Participants in the Severance Plan under the 2010 Plan	10-Q	001-05647	10.7	October 27, 2010

10.43+	Form of Grant Agreement for August 1, 2006 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	August 4, 2006

10.44+	Form of Grant Agreement for August 1, 2007 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	May 18, 2007

10.45+	Form of Grant Agreement as of March 16, 2006 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.1	March 17, 2006

10.46+	Form of Grant Agreement as of May 17, 2007 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.6	May 18, 2007

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

10.47+	Form of Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	10-Q	001-05647	99.0	August 3, 2005

10.48+	Form of Grant Agreement for May 11, 2006 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.1	May 12, 2006

10.49+	Form of Grant Agreement for May 18, 2007 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.8	May 18, 2007

10.50+	Form of Grant Agreement for May 13, 2009 Annual Grants to Outside Directors of RSUs under the 2005 Plan	10-Q	001-05647	10.2	April 29, 2009

12.0*	Computation of Earnings to Fixed Charges

21.0*	Subsidiaries of the Registrant as of December 31, 2014

23.0*	Consent of Independent Registered Public Accounting Firm

24.0*	Power of Attorney (on page 118 of Form 10-K)

31.0*	Certification of Principal Executive Officer dated February 25, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated February 25, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of Principal Executive Officer and Principal Financial Officer dated February 25, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Mattel has not filed certain long-term debt instruments under which the principal amount of securities authorized to be issued does not exceed 10% of its total assets. Copies of such agreements will be provided to the SEC upon request.

(b) Exhibits Required by Item 601 of Regulation S-K

See Item (a)(3) above.

(c) Financial Statement Schedule

See Item (a)(2) above.

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
Kevin M. Farr Chief Financial Officer

Date: February 25, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Mattel, Inc., do hereby severally constitute and appoint Robert Normile, Tiffani Zack Magri, and Christopher A. Sinclair, and each of them, our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Mattel, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHRISTOPHER A. SINCLAIR Christopher A. Sinclair	Chairman of the Board and Interim Chief Executive Officer (principal executive officer)	February 25, 2015

/S/ KEVIN M. FARR Kevin M. Farr	Chief Financial Officer (principal financial officer)	February 25, 2015

/S/ H. SCOTT TOPHAM H. Scott Topham	Senior Vice President and Corporate Controller (principal accounting officer)	February 25, 2015

/S/ MICHAEL J. DOLAN Michael J. Dolan	Director	February 25, 2015

/S/ TREVOR A. EDWARDS Trevor A. Edwards	Director	February 25, 2015

/S/ DR. FRANCES D. FERGUSSON Dr. Frances D. Fergusson	Director	February 25, 2015

Signature	Title	Date

/S/ ANN LEWNES Ann Lewnes	Director	February 25, 2015

/S/ DOMINIC NG Dominic Ng	Director	February 25, 2015

/S/ VASANT M. PRABHU Vasant M. Prabhu	Director	February 25, 2015

/S/ DEAN A. SCARBOROUGH Dean A. Scarborough	Director	February 25, 2015

/S/ DIRK VAN DE PUT Dirk Van de Put	Director	February 25, 2015

/S/ KATHY WHITE LOYD Kathy White Loyd	Director	February 25, 2015

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2014	$20,416	$11,507		$(5,640	)(a)	$26,283
Year ended December 31, 2013	33,499	4,471		(17,554	)(a)	20,416
Year ended December 31, 2012	26,331	15,395	(d)	(8,227	)(a)	33,499

Allowance for Inventory Obsolescence:
Year ended December 31, 2014	$49,113	$39,235		$(41,449	)(b)	$46,899
Year ended December 31, 2013	46,585	35,027		(32,499	)(b)	49,113
Year ended December 31, 2012	39,247	36,209		(28,871	)(b)	46,585

Income Tax Valuation Allowances:
Year ended December 31, 2014	$64,641	$73,497	(e)	$(4,841	)(c)	$133,297
Year ended December 31, 2013	67,705	6,564		(9,628	)(c)	64,641
Year ended December 31, 2012	42,286	38,740		(13,321	)(c)	67,705

(a)	Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.

(b)	Primarily relates to the disposal of related inventory and raw materials and currency translation adjustments.

(c)	Primarily represents projected utilization and write-offs of loss carryforwards for 2014; projected utilization and write-offs of loss carryforwards and changes in tax rates for 2013; and projected utilization and write-offs of loss carryforwards for 2012.

(d)	Includes an allowance for doubtful accounts of $12.8 million related to a transaction that was not recognized in the statement of operations as the transaction did not meet the relevant revenue recognition criteria.

(e)	Includes income tax valuation allowances of $70.9 million related to the acquisition of MEGA Brands that were not recognized in the statement of operations as the amounts were reflected in the net assets acquired from MEGA Brands.