Form 10-Q
period 2015-03-31
MATTEL INC /DE/
filed 2015-04-28
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 17, 2015:

338,339,448 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014	December 31, 2014
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$682,908	$897,254	$971,650
Accounts receivable, net	699,703	762,612	1,094,452
Inventories	640,320	650,777	561,755
Prepaid expenses and other current assets	572,289	507,936	559,074

Total current assets	2,595,220	2,818,579	3,186,931

Noncurrent Assets
Property, plant, and equipment, net	715,608	658,757	737,869
Goodwill	1,385,895	1,084,118	1,392,925
Other noncurrent assets	1,410,296	1,310,515	1,404,258

Total Assets	$6,107,019	$5,871,969	$6,721,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$287,599	$248,183	$430,259
Accrued liabilities	496,802	412,858	639,844
Income taxes payable	10,537	13,901	18,783

Total current liabilities	794,938	674,942	1,088,886

Noncurrent Liabilities
Long-term debt	2,100,000	1,600,000	2,100,000
Other noncurrent liabilities	545,438	499,490	584,026

Total noncurrent liabilities	2,645,438	2,099,490	2,684,026

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,774,748	1,761,035	1,767,096
Treasury stock at cost: 103.0 million shares, 101.7 million shares, and 103.3 million shares, respectively	(2,528,722)	(2,447,091)	(2,533,566)
Retained earnings	3,708,274	3,775,945	3,896,261
Accumulated other comprehensive loss	(729,026)	(433,721)	(622,089)

Total stockholders’ equity	2,666,643	3,097,537	2,949,071

Total Liabilities and Stockholders’ Equity	$6,107,019	$5,871,969	$6,721,983

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited; in thousands, except per share amounts)
Net Sales	$922,749	$946,177
Cost of sales	472,301	464,646

Gross Profit	450,448	481,531
Advertising and promotion expenses	102,428	90,834
Other selling and administrative expenses	402,487	384,479

Operating (Loss) Income	(54,467)	6,218
Interest expense	20,401	17,246
Interest (income)	(1,668)	(1,279)
Other non-operating (income), net	(53)	(328)

Loss Before Income Taxes	(73,147)	(9,421)
(Benefit) provision for income taxes	(14,970)	1,797

Net Loss	$(58,177)	$(11,218)

Net Loss Per Common Share—Basic	$(0.17)	$(0.03)

Weighted average number of common shares	338,579	340,226

Net Loss Per Common Share—Diluted	$(0.17)	$(0.03)

Weighted average number of common and potential common shares	338,579	340,226

Dividends Declared Per Common Share	$0.38	$0.38

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited; in thousands)
Net Loss	$(58,177)	$(11,218)
Other Comprehensive (Loss) Income, Net of Tax:
Currency translation adjustments	(126,692)	3,872
Defined benefit pension plan adjustments	2,855	2,088
Net unrealized gains on derivative instruments:
Unrealized holding gains	25,751	1,228
Reclassification adjustment for realized (gains) losses included in net income	(8,851)	2,767

	16,900	3,995

Other Comprehensive (Loss) Income, Net of Tax	(106,937)	9,955

Comprehensive Loss	$(165,114)	$(1,263)

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(58,177)	$(11,218)
Adjustments to reconcile net loss to net cash flows provided by (used for) operating activities:
Depreciation	56,682	48,006
Amortization	8,103	3,508
Deferred income taxes	(22,103)	24,220
Tax benefits from share-based payment arrangements	260	(14,243)
Share-based compensation	11,603	12,693
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	361,084	494,496
Inventories	(98,709)	(82,203)
Prepaid expenses and other current assets	(3,106)	4,346
Accounts payable, accrued liabilities, and income taxes payable	(329,228)	(409,648)
Other, net	20,481	(9,379)

Net cash flows (used for) provided by operating activities	(53,110)	60,578

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(21,896)	(30,262)
Purchases of other property, plant, and equipment	(16,852)	(13,570)
(Payments for) proceeds from foreign currency forward exchange contracts	(53,606)	13,985
Other, net	322	201

Net cash flows used for investing activities	(92,032)	(29,646)

Cash Flows From Financing Activities:
Payments of short-term borrowings, net	—	(4,278)
Share repurchases	—	(27,688)
Payments of dividends on common stock	(128,530)	(129,327)
Proceeds from exercise of stock options	2,405	5,138
Tax benefits from share-based payment arrangements	(260)	14,243
Other, net	(2,403)	(26,954)

Net cash flows used for financing activities	(128,788)	(168,866)

Effect of Currency Exchange Rate Changes on Cash	(14,812)	(4,028)

Decrease in Cash and Equivalents	(288,742)	(141,962)
Cash and Equivalents as of Beginning of Period	971,650	1,039,216

Cash and Equivalents as of End of Period	$682,908	$897,254

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal recurring nature, considered necessary for a fair presentation of the financial position and interim results of Mattel, Inc. and its subsidiaries (“Mattel”) as of and for the periods presented have been included. As Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year.

The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all disclosures required by GAAP.

The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2014 Annual Report on Form 10-K.

2.	Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts of $28.1 million, $19.5 million, and $26.3 million as of March 31, 2015, March 31, 2014, and December 31, 2014, respectively.

3.	Inventories

Inventories include the following:

	March 31, 2015	March 31, 2014	December 31, 2014
	(In thousands)
Raw materials and work in process	$132,307	$111,871	$88,395
Finished goods	508,013	538,906	473,360

	$640,320	$650,777	$561,755

4.	Property, Plant, and Equipment

Property, plant, and equipment, net includes the following:

	March 31, 2015	March 31, 2014	December 31, 2014
	(In thousands)
Land	$27,448	$27,682	$27,465
Buildings	275,392	270,951	274,452
Machinery and equipment	725,694	680,901	728,299
Software	319,379	310,264	316,374
Tools, dies, and molds	789,443	728,931	782,507
Capital leases	23,970	23,271	23,970
Leasehold improvements	240,878	229,967	242,177

	2,402,204	2,271,967	2,395,244
Less: accumulated depreciation	(1,686,596)	(1,613,210)	(1,657,375)

	$715,608	$658,757	$737,869

5.	Goodwill

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

The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2015 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	December 31, 2014	Currency Exchange Rate Impact	March 31, 2015
	(In thousands)
North America	$720,939	$(1,751)	$719,188
International	458,766	(4,640)	454,126
American Girl	213,220	(639)	212,581

Total goodwill	$1,392,925	$(7,030)	$1,385,895

Acquisition of MEGA Brands Inc.

On April 30, 2014, Mattel acquired MEGA Brands Inc., a corporation incorporated under the laws of Canada (“MEGA Brands”), pursuant to the Arrangement Agreement dated as of February 27, 2014, between MEGA Brands, Mattel Overseas Operations Ltd., a corporation incorporated under the laws of Bermuda, Mattel-MEGA Holdings Inc., a corporation incorporated under the laws of Canada (the “Purchasing Subsidiary”), and, with respect to certain provisions thereof, Mattel (the “Arrangement Agreement”). Pursuant to the terms set forth in the Arrangement Agreement, Mattel indirectly acquired, through the Purchasing Subsidiary, 100% of the issued and outstanding common shares and warrants of MEGA Brands for total cash consideration of $454.9 million, including payment for cash acquired of $31.6 million. The acquisition of MEGA Brands builds upon Mattel’s portfolio of brands by expanding into the construction building sets and arts and crafts categories.

The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their estimated fair values. As a result of the acquisition, Mattel recognized $95.0 million of identifiable intangible assets (primarily related to trade names and existing product lines), $40.6 million of net assets acquired (which included $31.6 million of cash, $36.6 million of accounts receivable, $83.0 million of inventory, $32.5 million of property, plant, and equipment, $66.6 million of accounts payable and accrued liabilities, $44.6 million of long-term debt, and $31.9 million of other net liabilities), and $319.3 million of goodwill, which is not deductible for tax purposes. The fair values of the identifiable intangible assets related to trade names were based on the relief from royalty method, using Level 3 inputs within the fair value hierarchy, which included forecasted future cash flows, long-term revenue growth rates, royalty rates, and discount rates. The fair values of the identifiable intangible assets related to existing product lines were estimated based on the multi-period excess earnings method, using Level 3 inputs within the fair value hierarchy, which included forecasted future cash flows, long-term revenue growth rates, and discount rates. Goodwill relates to a number of factors built into the purchase price, including the future earnings and cash flow potential of the business, as well as the complementary strategic fit and the resulting synergies it brings to Mattel’s existing operations.

Mattel finalized the valuation of the assets acquired and liabilities assumed in the first quarter of 2015, which resulted in adjustments to the purchase price allocation during the measurement period. As such, Mattel has retrospectively adjusted the provisional amounts recorded in its consolidated balance sheet as of December 31, 2014 as if the valuation of the assets acquired and liabilities assumed was finalized as of the acquisition date. The retrospective adjustments resulted in an increase to net assets acquired of approximately $1 million and a decrease to goodwill of approximately $1 million.

During the three months ended March 31, 2015, Mattel recognized approximately $8 million of integration costs. Integration costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	March 31, 2015	March 31, 2014	December 31, 2014
	(In thousands)
Nonamortizable identifiable intangibles	$489,155	$504,241	$498,517
Deferred income taxes	406,632	364,605	385,434
Identifiable intangibles (net of amortization of $110.6 million, $69.5 million, and $103.6 million, respectively)	233,124	173,853	240,227
Other	281,385	267,816	280,080

	$1,410,296	$1,310,515	$1,404,258

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

7.	Accrued Liabilities

Accrued liabilities include the following:

	March 31, 2015	March 31, 2014	December 31, 2014
	(In thousands)
Royalties	$49,328	$42,681	$112,823
Advertising and promotion	35,606	12,029	88,132
Taxes other than income taxes	25,320	28,793	53,182
Other	386,548	329,355	385,707

	$496,802	$412,858	$639,844

8.	Seasonal Financing

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

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants as of March 31, 2015.

The credit agreement is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-Term Debt

Long-term debt includes the following:

	March 31, 2015	March 31, 2014	December 31, 2014
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000	500,000
2014 Senior Notes due May 2019	500,000	—	500,000

	2,100,000	1,600,000	2,100,000
Less: current portion	—	—	—

Total long-term debt	$2,100,000	$1,600,000	$2,100,000

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

10.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	March 31, 2015	March 31, 2014	December 31, 2014
	(In thousands)
Benefit plan liabilities	$210,012	$196,753	$229,963
Noncurrent tax liabilities	169,843	143,191	171,181
Other	165,583	159,546	182,882

	$545,438	$499,490	$584,026

11.	Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended March 31, 2015
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2014	$30,025	$(161,507)	$(490,607)	$(622,089)
Other comprehensive income (loss) before reclassifications	25,751	(139)	(126,692)	(101,080)
Amounts reclassified from accumulated other comprehensive income (loss)	(8,851)	2,994	—	(5,857)

Net increase (decrease) in other comprehensive income	16,900	2,855	(126,692)	(106,937)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2015	$46,925	$(158,652)	$(617,299)	$(729,026)

	For the Three Months Ended March 31, 2014
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2013	$(10,789)	$(131,946)	$(300,941)	$(443,676)
Other comprehensive income (loss) before reclassifications	1,228	(92)	3,872	5,008
Amounts reclassified from accumulated other comprehensive income (loss)	2,767	2,180	—	4,947

Net decrease in other comprehensive loss	3,995	2,088	3,872	9,955

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2014	$(6,794)	$(129,858)	$(297,069)	$(433,721)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange contracts	$8,820	$(2,718)	Cost of sales
	31	(49)	Provision for income taxes

	$8,851	$(2,767)	Net loss

Defined Benefit Pension Plans
Amortization of prior service credit	$264	$264	(a)
Recognized actuarial loss	(4,931)	(3,662)	(a)

	(4,667)	(3,398)
	1,673	1,218	Provision for income taxes

	$(2,994)	$(2,180)	Net loss

(a)	The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net loss of $126.7 million for the three months ended March 31, 2015, primarily due to the weakening of the Euro and Brazilian real against the US dollar. Currency translation adjustments resulted in a net gain of $3.9 million for the three months ended March 31, 2014, primarily due to the strengthening of the Brazilian real, Australian dollar, and Indonesian rupiah against the US dollar, partially offset by the weakening of the Argentine peso.

12.	Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of March 31, 2015, March 31, 2014, and December 31, 2014, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.21 billion, $1.86 billion, and $1.19 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		March 31, 2015	March 31, 2014	December 31, 2014
			(In thousands)
Derivatives Designated As Hedging Instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$53,253	$3,183	$31,982
Foreign currency forward exchange contracts	Other noncurrent assets	608	307	1,443

Total Derivatives Designated As Hedging Instruments		$53,861	$3,490	$33,425

Derivatives Not Designated As Hedging Instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$8	$3,220	$318

Total		$53,869	$6,710	$33,743

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		March 31, 2015	March 31, 2014	December 31, 2014
			(In thousands)
Derivatives Designated As Hedging Instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$7,040	$10,514	$2,408
Foreign currency forward exchange contracts	Other noncurrent liabilities	101	16	36

Total Derivatives Designated As Hedging Instruments		$7,141	$10,530	$2,444

Derivatives Not Designated As Hedging Instruments
Foreign currency forward exchange contracts	Accrued liabilities	$11,279	$7,697	$10,954

Total		$18,420	$18,227	$13,398

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives Designated As Hedging Instruments
Foreign currency forward exchange contracts	$25,751	$8,851	$1,228	$(2,767)	Cost of sales

The net gain (loss) of $8.9 million and $(2.8) million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
	(In thousands)
Derivatives Not Designated As Hedging Instruments
Foreign currency forward exchange contracts	$(53,249)	$7,553	Non-operating income/expense
Foreign currency forward exchange contracts	(992)	1,771	Cost of sales

Total	$(54,241)	$9,324

The net (loss) gain of $(54.2) million and $9.3 million recognized in the consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

13.	Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$53,869	$—	$53,869
Auction rate security (b)	—	—	31,587	31,587

Total assets	$—	$53,869	$31,587	$85,456

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$18,420	$—	$18,420

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$6,710	$—	$6,710
Auction rate security (b)	—	—	29,988	29,988

Total assets	$—	$6,710	$29,988	$36,698

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$18,227	$—	$18,227

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$33,743	$—	$33,743
Auction rate security (b)	—	—	30,960	30,960

Total assets	$—	$33,743	$30,960	$64,703

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$13,398	$—	$13,398

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)	The fair value of the auction rate security is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, (iii) illiquidity considerations, and (iv) market correlation.

The following table presents information about Mattel’s auction rate security measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance as of December 31, 2014	$30,960
Unrealized gain	627

Balance as of March 31, 2015	$31,587

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The fair values of these instruments approximate their carrying values because of their short-term nature and are classified as Level 2 within the fair value hierarchy.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.19 billion (compared to a carrying value of $2.10 billion) as of March 31, 2015, $1.66 billion (compared to a carrying value of $1.60 billion) as of March 31, 2014, and $2.18 billion (compared to a carrying value of $2.10 billion) as of December 31, 2014. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings (loss) per common share for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands, except per share amounts)
Basic:
Net loss	$(58,177)	$(11,218)
Less: net income allocable to participating RSUs (a)	—	—

Net loss available for basic common shares	$(58,177)	$(11,218)

Weighted average common shares outstanding	338,579	340,226

Basic net loss per common share	$(0.17)	$(0.03)

Diluted:
Net loss	$(58,177)	$(11,218)
Less: net income allocable to participating RSUs (a)	—	—

Net loss available for diluted common shares	$(58,177)	$(11,218)

Weighted average common shares outstanding	338,579	340,226
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	—	—

Weighted average number of common and potential common shares	338,579	340,226

Diluted net loss per common share	$(0.17)	$(0.03)

(a)	During the three months ended March 31, 2015 and March 31, 2014, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in the losses of the Company.

Mattel was in a net loss position during the three months ended March 31, 2015 and 2014, and accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

15.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data–Note 4 to the Consolidated Financial Statements–Employee Benefit Plans” in its 2014 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Service cost	$2,178	$2,597
Interest cost	6,272	6,941
Expected return on plan assets	(7,633)	(8,003)
Amortization of prior service credit	(264)	(264)
Recognized actuarial loss	4,892	3,587

	$5,445	$4,858

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Service cost	$21	$20
Interest cost	313	452
Recognized actuarial loss	39	75

	$373	$547

During the three months ended March 31, 2015, Mattel made cash contributions totaling approximately $8 million related to its defined benefit pension and postretirement benefit plans. During 2015, Mattel expects to make additional cash contributions of approximately $29 million, including approximately $22 million of expected lump sum benefit payments for its unfunded plans.

16.	Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data–Note 7 to the Consolidated Financial Statements–Share-Based Payments” in its 2014 Annual Report on Form 10-K. Under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel’s common stock on the applicable grant date and expire no later than ten years from the date of grant. Both stock options and time-vesting RSUs generally provide for vesting over a period of three years from the date of grant.

Compensation expense, included within other selling and administrative expenses in the consolidated statement of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Stock option compensation expense	$2,799	$2,560
RSU compensation expense	8,804	10,133

	$11,603	$12,693

As of March 31, 2015, total unrecognized compensation cost related to unvested share-based payments totaled $73.3 million and is expected to be recognized over a weighted-average period of 1.9 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the three months ended March 31, 2015 and 2014 was $2.4 million and $5.1 million, respectively.

17.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Design and development	$52,916	$49,497
Identifiable intangible asset amortization	6,463	2,631

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

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Operating income	$11,904	$8,069
Other non-operating expense, net	(925)	(932)

Net transaction gains	$10,979	$7,137

19.	Income Taxes

Mattel’s income tax benefit was $15.0 million for the three months ended March 31, 2015 compared to an income tax provision of $1.8 million for the three months ended March 31, 2014. During the three months ended March 31, 2015 and March 31, 2014, Mattel recognized net discrete tax expense of $0.7 and $3.7 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $8 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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

Judge Stephen Larson, who presided over the first trial, retired from the bench during the course of the appeal, and the case was transferred to Judge David O. Carter. After the transfer, Judge Carter granted Mattel leave to file a Fourth Amended Answer and Counterclaims, which focused on RICO, trade secret and other claims, and added additional parties, and subsequently granted in part and denied in part a defense motion to dismiss those counterclaims.

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

Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $14 million. The high end of this range, approximately $14 million, is based on the calculation of the current amount of the damages and loss of profits, including interest and inflation adjustments, reported in the first court-appointed examination report submitted in the lawsuit, plus attorney’s fees. Mattel do Brasil will be entitled to offset its counterclaim award of approximately $7.5 million, the current amount including inflation adjustment, against such loss. The existence of procedural matters that will be addressed to the Superior Courts adds some uncertainty to the final outcome of the matter. Mattel believes, however, that it has valid legal grounds for an appeal of the Appeals Court decision and currently does not believe that a loss is probable for this matter. Accordingly, a liability has not been accrued to date. Mattel may be required by the Trial Court to place a bond or the full amount of the damage award in escrow pending an appeal decision by the Superior Courts.

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

Segment Data

        The following tables present information about revenues, income, and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales” and reconciled to net sales in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures” of this Quarterly Report on Form 10-Q). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income represents each segment’s operating income, while consolidated operating income represents income from operations before net interest, other non-operating income (expense), and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Revenues by Segment
North America	$488,199	$441,431
International	422,081	489,239
American Girl	109,910	110,558

Gross sales	1,020,190	1,041,228
Sales adjustments	(97,441)	(95,051)

Net sales	$922,749	$946,177

Segment Income (Loss)
North America	$25,049	$48,723
International	(4,436)	31,480
American Girl	5,528	9,244

	26,141	89,447
Corporate and other expense (a)	(80,608)	(83,229)

Operating (loss) income	(54,467)	6,218
Interest expense	20,401	17,246
Interest (income)	(1,668)	(1,279)
Other non-operating (income), net	(53)	(328)

Loss before income taxes	$(73,147)	$(9,421)

(a)	Corporate and other expense includes severance and other termination-related costs of $28.0 million and $21.5 million for the three months ended March 31, 2015 and 2014, respectively, and share-based compensation expense of $11.6 million and $12.7 million for the three months ended March 31, 2015 and 2014, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	March 31, 2015	March 31, 2014	December 31, 2014
	(In thousands)
Assets by Segment
North America	$550,807	$463,905	$698,357
International	552,981	734,024	778,849
American Girl	105,278	110,666	108,667

	1,209,066	1,308,595	1,585,873
Corporate and other	130,957	104,794	70,334

Accounts receivable and inventories, net	$1,340,023	$1,413,389	$1,656,207

The table below presents worldwide revenues by brand category:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$605,183	$656,861
Fisher-Price Brands	263,968	271,443
American Girl Brands	106,083	105,938
Construction and Arts & Crafts Brands	38,283	—
Other	6,673	6,986

Gross sales	1,020,190	1,041,228
Sales adjustments	(97,441)	(95,051)

Net sales	$922,749	$946,177

22.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. Mattel is currently evaluating the impact of the adoption of ASU 2014-09 on its operating results and financial position.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. ASU 2015-03 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2015-03 on its operating results and financial position.

23.	Subsequent Event

On April 16, 2015, Mattel announced that its Board of Directors declared a second quarter dividend of $0.38 per common share. The dividend is payable on June 12, 2015 to stockholders of record on May 22, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the discussion that follows, “Mattel” refers to Mattel, Inc. and/or one or more of its family of companies.

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q. Mattel’s business is seasonal, with consumers making a large percentage of all toy purchases during the traditional holiday season; therefore, results of operations are comparable only with corresponding periods.

The following discussion also includes certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”) to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measures discussed below include gross sales, adjusted other selling and administrative expenses, adjusted operating (loss) income, adjusted (loss) earnings per share, and constant currency. Mattel uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures. Refer to “Non-GAAP Financial Measures” below in this Quarterly Report on Form 10-Q for a more detailed discussion, including reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “aims,” “estimates,” “projects,” “on track” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are all based on currently available operating, financial, economic, and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties detailed in Part 1, Item 1A “Risk Factors” in Mattel’s 2014 Annual Report on Form 10-K. Mattel expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new developments or otherwise.

Overview

Mattel designs, manufactures, and markets a broad variety of toy products worldwide which are sold to its customers and directly to consumers. Mattel is the owner of a portfolio of global brands with untapped intellectual property potential. Its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped into four major brand categories, including the Construction and Arts & Crafts brand category, which was introduced in the second quarter of 2014 with the acquisition of MEGA Brands:

Mattel Girls & Boys Brands—including Barbie fashion dolls and accessories (“Barbie”), Monster High, Disney Classics, Ever After High, Little Mommy, and Polly Pocket (collectively “Other Girls”), Hot Wheels and Matchbox vehicles and play sets (collectively “Wheels”), and CARS, Disney Planes, BOOMco, Radica, Toy Story, Max Steel, WWE Wrestling, Batman, and games and puzzles (collectively “Entertainment”).

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

Construction and Arts & Crafts Brands—including MEGA BLOKS, RoseArt, and Board Dudes.

In order to leverage Mattel’s intellectual properties, as well as a number of premier licensed entertainment properties, and its capabilities as a world-class toy maker, management plans to sharpen and expand its strategic priorities:

•	First, with a rapid refocus of Mattel’s culture, Mattel is getting back to embracing brand building, creativity, and innovation, and management will put a premium on speed and personal accountability.

•	Additionally, Mattel is organizing around the following six strategic priorities:

•	Exploiting the franchise strength of its core brands;

•	Re-establishing toy leadership;

•	Strengthening its global supply chain;

•	Achieving distinctiveness and excellence in its commercial organization;

•	Rapidly expanding into emerging markets; and

•	Continuously driving cost improvement.

Management is focused on putting Mattel back on track for growth and improved profitability.

First Quarter 2015 Overview

During the first quarter of 2015, Mattel has been working toward the turnaround of its business, including a rapid refocus of Mattel’s culture and concentrating on its six strategic priorities. As expected, Mattel’s first quarter financial results were negatively affected by the impact of foreign currency exchange rates. However, looking beyond the impact of foreign currency, the first quarter results reflect progress in Mattel’s efforts toward stabilizing its business with positive trends in global consumer takeaway (sales of Mattel products by retailers to their customers) and constant currency revenue growth. Mattel’s first quarter 2015 financial highlights include the following:

•	Net sales in the first quarter of 2015 were up 5% in constant currency, and down 2% as reported, compared to the first quarter of 2014.

•	Gross profit as a percentage of net sales in the first quarter of 2015 was 48.8%, a decrease of 210 basis points from the first quarter of 2014.

•	Adjusted operating loss was $14.6 million in the first quarter of 2015, as compared to adjusted operating income of $27.7 million in the first quarter of 2014. Operating loss, as reported, in the first quarter of 2015 was $54.5 million compared to operating income of $6.2 million in the first quarter of 2014.

•	Adjusted loss per share was $0.08 in the first quarter of 2015, as compared to adjusted earnings per share of $0.03 in the first quarter of 2014. Net loss per share, as reported, in the first quarter of 2015 was $0.17 compared to net loss per share of $0.03 in the first quarter of 2014.

Results of Operations—First Quarter

Consolidated Results

Net sales in the first quarter of 2015 were $922.7 million, a 2% decrease as reported, and a 5% increase in constant currency, compared to the first quarter of 2014. Net loss in the first quarter of 2015 was $58.2 million, or $(0.17) per diluted share, as compared to net loss of $11.2 million, or $(0.03) per diluted share, in the first quarter of 2014. Adjusted loss per share in the first quarter of 2015 was $0.08 compared to adjusted earnings per share of $0.03 in the first quarter of 2014. Adjusted loss per share for 2015 was negatively impacted by lower gross profits and higher advertising and promotion expenses, partially offset by an income tax benefit.

The following table provides a summary of Mattel’s consolidated results for the first quarter of 2015 and 2014 (in millions, except percentage and basis point information):

	For the Three Months Ended March 31,				Year/Year Change
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$922.7	100.0%	$946.2	100.0%	–2%

Gross profit	$450.4	48.8%	$481.5	50.9%	–6%	–210
Advertising and promotion expenses	102.4	11.1%	90.8	9.6%	13%	150
Other selling and administrative expenses	402.5	43.6%	384.5	40.6%	5%	300

Operating (loss) income	(54.5)	–5.9%	6.2	0.7%	–976%	–660
Interest expense	20.4	2.2%	17.2	1.8%	18%	40
Interest (income)	(1.7)	–0.2%	(1.3)	–0.1%	30%	–10
Other non-operating (income), net	—		(0.3)

Loss before income taxes	$(73.2)	–7.9%	$(9.4)	–1.0%	676%	–690

Sales

Net sales in the first quarter of 2015 were $922.7 million, a 2% decrease as reported, and a 5% increase in constant currency, compared to the first quarter of 2014.

The following table provides a summary of Mattel’s consolidated gross sales by brand for the first quarter of 2015 and 2014:

	For the Three Months Ended March 31,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$146.0	$169.9	–14%	–9%	–5%
Other Girls	189.6	212.9	–11%	–10%	–1%
Wheels	132.1	130.7	1%	–9%	10%
Entertainment	137.5	143.4	–4%	–8%	4%

	605.2	656.9	–8%	–9%	1%
Fisher-Price Brands:
Core Fisher-Price	169.7	181.4	–6%	–6%	—
Fisher-Price Friends	78.4	76.7	2%	–7%	9%
Other Fisher-Price	15.9	13.3	19%	–1%	20%

	264.0	271.4	–3%	–6%	3%
American Girl Brands	106.1	105.9	—	—	—
Construction and Arts & Crafts Brands	38.3	—
Other	6.6	7.0

Total Gross Sales	$1,020.2	$1,041.2	–2%	–8%	6%

Gross sales were $1.02 billion in the first quarter of 2015, down $21.0 million or 2% as reported, and up 6% in constant currency, compared to the first quarter of 2014. The increase in gross sales in constant currency was due to higher sales of Wheels and Construction and Arts & Crafts Brands. Of the 10% increase in Wheels gross sales in constant currency, 11% was due to higher sales of Hot Wheels products. The increase in Construction and Arts & Crafts Brands gross sales was due to initial sales of MEGA Brands products.

Cost of Sales

Cost of sales as a percentage of net sales was 51.2% in the first quarter of 2015, as compared to 49.1% in the first quarter of 2014. Cost of sales increased by $7.6 million, or 2%, to $472.3 million in the first quarter of 2015 from $464.7 million in the first quarter of 2014, as compared to a 2% decrease in net sales. Within cost of sales, royalty expenses increased $7.6 million, or 22%, to $42.2 million in the first quarter of 2015 from $34.6 million in the first quarter of 2014; freight and logistics expenses increased by $1.4 million, or 2%, to $60.6 million in the first quarter of 2015 from $59.2 million in the first quarter of 2014; and product and other costs decreased by $1.4 million to $369.5 million in the first quarter of 2015 from $370.9 million in the first quarter of 2014.

Gross Profit

Gross profit as a percentage of net sales decreased to 48.8% in the first quarter of 2015 from 50.9% in the first quarter of 2014. The decrease in gross profit as a percentage of net sales was primarily due to unfavorable product mix, including the impact of MEGA Brands, and higher royalty expenses. Additionally, higher product-related costs were offset by price increases and Funding Our Future savings.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 11.1% in the first quarter of 2015 from 9.6% in the first quarter of 2014, primarily as a result of Mattel’s investments to support core brands throughout the year.

Other Selling and Administrative Expenses

Other selling and administrative expenses, as reported, were $402.5 million, or 43.6% of net sales, in the first quarter of 2015, as compared to $384.5 million, or 40.6% of net sales, in the first quarter of 2014. Adjusted other selling and administrative expenses were $362.6 million, or 39.3% of net sales, in the first quarter of 2015, as compared to $363.0 million, or 38.4% of net sales, in the first quarter of 2014.

Non-Operating Items

Interest expense increased by $3.2 million to $20.4 million in the first quarter of 2015, as compared to $17.2 million in the first quarter of 2014, primarily due to higher average long-term borrowings.

Provision for Income Taxes

Mattel’s benefit for income taxes was $15.0 million in the first quarter of 2015, compared to a provision for income taxes of $1.8 million in the first quarter of 2014. During the first quarter of 2015 and 2014, Mattel recognized net discrete tax expense of $0.7 million and $3.7 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first quarter of 2015 and 2014:

	For the Three Months Ended March 31,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$62.3	$63.8	–2%	—	–2%
Other Girls	94.2	92.2	2%	–1%	3%
Wheels	63.9	61.7	4%	—	4%
Entertainment	79.6	69.8	14%	–1%	15%

	300.0	287.5	4%	–1%	5%
Fisher-Price Brands:
Core Fisher-Price	97.8	99.4	–2%	–1%	–1%
Fisher-Price Friends	42.4	39.2	8%	–1%	9%
Other Fisher-Price	15.5	13.0	19%	—	19%

	155.7	151.6	3%	—	3%
Construction and Arts & Crafts Brands	30.1	—
Other	2.4	2.3

Total Gross Sales	$488.2	$441.4	11%	—	11%

Gross sales for the North America segment were $488.2 million in the first quarter of 2015, up $46.8 million or 11% as reported and in constant currency, compared to the first quarter of 2014. The increase in the North America segment gross sales in constant currency was primarily due to higher sales of Entertainment and Construction and Arts & Crafts Brands. Of the 15% increase in Entertainment gross sales in constant currency, 21% was due to initial sales of Minecraft products, partially offset by lower sales of Disney Planes products of 8%. The increase in Construction and Arts & Crafts Brands gross sales was due to initial sales of MEGA Brands products. Cost of sales increased 15% in the first quarter of 2015, compared to a 9% increase in net sales, primarily due to higher product and other costs and higher freight and logistics expenses. Gross margins decreased as a result of unfavorable product mix, including the impact of MEGA Brands, and higher royalty expenses. Additionally, higher product-related costs were offset by price increases and Funding Our Future savings.

North America segment income decreased by 49% to $25.0 million in the first quarter of 2015, as compared to $48.7 million in the first quarter of 2014, primarily due to higher advertising and promotion expenses and higher other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the first quarter of 2015 versus 2014:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact	% Change in Gross Sales in Constant Currency
Total International Segment	–14%	–16%	2%
Europe	–22%	–17%	–5%
Latin America	–6%	–15%	9%
Asia Pacific	11%	–7%	18%

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first quarter of 2015 and 2014:

	For the Three Months Ended March 31,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$83.7	$106.1	–21%	–15%	–6%
Other Girls	95.4	120.7	–21%	–17%	–4%
Wheels	68.2	69.0	–1%	–17%	16%
Entertainment	57.9	73.6	–21%	–14%	–7%

	305.2	369.4	–17%	–16%	–1%
Fisher-Price Brands:
Core Fisher-Price	71.9	82.0	–12%	–13%	1%
Fisher-Price Friends	36.0	37.5	–4%	–14%	10%
Other Fisher-Price	0.4	0.3	25%	–18%	43%

	108.3	119.8	–10%	–14%	4%
Construction and Arts & Crafts Brands	8.2	—
Other	0.4	—

Total Gross Sales	$422.1	$489.2	–14%	–16%	2%

Gross sales for the International segment were $422.1 million in the first quarter of 2015, down $67.1 million or 14% as reported, and up 2% in constant currency, compared to the first quarter of 2014. The increase in the International segment gross sales in constant currency was primarily due to higher sales of Wheels, Fisher-Price Friends, and Construction and Arts & Crafts Brands. Of the 16% increase in Wheels gross sales in constant currency, 18% was due to higher sales of Hot Wheels products. Of the 10% increase in Fisher-Price Friends gross sales in constant currency, 18% was due to higher sales of Thomas & Friends products. The increase in Construction and Arts & Crafts Brands gross sales was due to initial sales of MEGA Brands products. Cost of sales decreased by 10% in the first quarter of 2015, as compared to a 14% decrease in net sales, primarily due to lower product and other costs. Gross margins decreased as a result of unfavorable product mix, including the impact of MEGA Brands, and higher royalty expenses. Additionally, higher product-related costs were offset by price increases and Funding Our Future savings.

International segment loss was $4.4 million in the first quarter of 2015, a decrease of 114% compared to segment income of $31.5 million in the first quarter of 2014, primarily due to lower gross profit and higher advertising and promotion expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first quarter of 2015 and 2014:

	For the Three Months Ended March 31,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$106.1	$105.9	—	—	—
Other Brands	3.8	4.7	–19%	–14%	–5%

Total American Girl Segment	$109.9	$110.6	–1%	–1%	—

Gross sales for the American Girl segment were $109.9 million in the first quarter of 2015, down $0.7 million or 1% as reported, and remained flat in constant currency, compared to the first quarter of 2014. Cost of sales increased 1% in the first quarter of 2015, as compared to a 2% decrease in net sales, primarily due to higher product and other costs. Gross margins decreased as a result of unfavorable product mix.

American Girl segment income decreased by 40% to $5.5 million in the first quarter of 2015, as compared to $9.2 million in the first quarter of 2014, primarily due to lower gross profit and higher other selling and administrative expenses.

Funding Our Future

In 2015, Mattel initiated its current cost savings program, Funding Our Future, which targets cumulative gross cost savings of approximately $250 million to $300 million by the end of 2016. The cost savings program is designed to generate cost savings through various initiatives, which include simplifying Mattel’s organization structure and optimizing its processes and supply chain.

For the first quarter of 2015, Mattel realized gross cost savings excluding severance charges and investments of approximately $19 million (or approximately $8 million of net expense including severance charges and investments). Of the gross cost savings realized in the first quarter of 2015, approximately $13 million was reflected within gross profit and approximately $6 million within other selling and administrative expenses.

Income Taxes

Mattel’s benefit for income taxes was $15.0 million for the three months ended March 31, 2015, compared to a provision for income taxes of $1.8 million for the three months ended March 31, 2014. During the three months ended March 31, 2015 and March 31, 2014, Mattel recognized net discrete tax expense of $0.7 and $3.7 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $8 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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

Of Mattel’s $682.9 million in cash and equivalents as of March 31, 2015, approximately $591 million was held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated annually by its domestic operations, the unused Credit Facility of $1.60 billion as of March 31, 2015, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of March 31, 2015, Mattel had available incremental borrowing resources totaling $1.60 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and their liquidity in order to mitigate Mattel’s accounts receivable collectibility risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to help ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

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

Capital and Investment Framework

To guide future capital deployment decisions, with a goal of maximizing stockholder value, Mattel’s Board of Directors established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital;

•	To maintain a year-end debt-to-capital ratio of about 35%;

•	To invest in capital expenditures required to maintain and grow the business;

•	To make strategic opportunistic acquisitions; and

•	To return excess funds to stockholders through dividends and share repurchases.

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

Operating Activities

Cash flows used for operating activities were $53.1 million in the first quarter of 2015, as compared to cash flows provided by operating activities of $60.6 million in the first quarter of 2014. The change in cash flows from operating activities was primarily due to higher working capital usage and higher net loss.

Investing Activities

Cash flows used for investing activities were $92.0 million in the first quarter of 2015, as compared to $29.6 million in the first quarter of 2014. The increase in cash flows used for investing activities was primarily due to foreign currency forward exchange contracts.

Financing Activities

Cash flows used for financing activities were $128.8 million in the first quarter of 2015, as compared to $168.9 million in the first quarter of 2014. The decrease in cash flows used for financing activities was primarily due to prior year share repurchases.

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

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the three months ended March 31, 2015. As of March 31, 2015, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 2.42 to 1 (compared to a maximum allowed of 3.00 to 1), and Mattel’s interest coverage ratio was 10.53 to 1 (compared to a minimum required of 3.50 to 1).

The credit agreement is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. Mattel expects to extend the majority of these credit lines throughout 2015.

Mattel believes its cash on hand, amounts available under its credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2015.

Financial Position

Mattel’s cash and equivalents decreased $288.8 million to $682.9 million as of March 31, 2015, as compared to $971.7 million as of December 31, 2014. The decrease was primarily due to dividend payments, foreign currency forward exchange contracts, working capital usage, and purchases of tools, dies, and molds and other property, plant, and equipment.

Accounts receivable decreased $394.7 million to $699.7 million as of March 31, 2015, as compared to $1.09 billion as of December 31, 2014. Inventory increased $78.5 million to $640.3 million as of March 31, 2015, as compared to $561.8 million as of December 31, 2014. The decrease in accounts receivable and increase in inventory were primarily due to the seasonality of Mattel’s business.

Accounts payable and accrued liabilities decreased $285.7 million to $784.4 million as of March 31, 2015, as compared to $1.07 billion as of December 31, 2014. The decrease was primarily due to the timing and amount of payments for various liabilities, including royalties and advertising and promotion.

Noncurrent long-term debt was $2.10 billion as of both December 31, 2014 and March 31, 2015.

A summary of Mattel’s capitalization is as follows:

	March 31, 2015		March 31, 2014		December 31, 2014
	(In millions, except percentage information)
2010 Senior Notes	$500.0	9%	$500.0	10%	$500.0	9%
2011 Senior Notes	600.0	13	600.0	11	600.0	11
2013 Senior Notes	500.0	9	500.0	10	500.0	9
2014 Senior Notes	500.0	9	—	—	500.0	9

Total noncurrent long-term debt	2,100.0	40	1,600.0	31	2,100.0	38
Other noncurrent liabilities	545.4	10	499.5	9	584.0	10
Stockholders’ equity	2,666.6	50	3,097.5	60	2,949.1	52

	$5,312.0	100%	$5,197.0	100%	$5,633.1	100%

Mattel’s debt-to-capital ratio, including short-term borrowings and current portion of long-term debt, increased from 34.1% as of March 31, 2014 to 44.1% as of March 31, 2015 as a result of higher borrowings and lower stockholders’ equity.

Litigation

See Part I, Item 1“Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q.

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2014 and did not change during the first three months of 2015.

New Accounting Pronouncements

See Part I, Item 1 “Financial Statements—Note 22 to the Consolidated Financial Statements—New Accounting Pronouncements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

To supplement the financial results presented in accordance with GAAP, Mattel presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measures included in this Quarterly Report on Form 10-Q include gross sales, adjusted other selling and administrative expenses, adjusted operating (loss) income, adjusted (loss) earnings per share, and constant currency. Mattel uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures.

Gross Sales

Gross sales represent sales to customers, excluding the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit, brand, and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the detail of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with individual products, making net sales less meaningful.

A reconciliation between net sales and gross sales is as follows:

	For the Three Months Ended March 31,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Net Sales	$922.7	$946.2	–2%	–7%	5%
Sales adjustments	97.5	95.0

Gross Sales	$1,020.2	$1,041.2	–2%	–8%	6%

Adjusted Other Selling and Administrative Expenses

Adjusted other selling and administrative expenses excludes the impact of restructuring and restructuring-related expenses and costs associated with the acquisition and integration of an acquired business. Adjusted other selling and administrative expenses is presented to provide additional perspective on underlying trends in Mattel’s core other selling and administrative expenses. A reconciliation between other selling and administrative expenses and adjusted other selling and administrative expenses is as follows:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
Other Selling and Administrative Expenses	$402.5	$384.5
Adjustments:
MEGA Brands integration & acquisition costs	(7.7)	—
MEGA Brands intangible asset amortization expense	(4.2)	—
Severance expense	(28.0)	(21.5)

Adjusted Other Selling and Administrative Expenses	$362.6	$363.0

Adjusted Operating (Loss) Income

Adjusted operating (loss) income excludes the impact of restructuring and restructuring-related expenses and costs associated with the acquisition and integration of an acquired business. Adjusted operating (loss) income is presented to provide additional perspective on underlying trends in Mattel’s core operating results. A reconciliation between operating (loss) income and adjusted operating (loss) income is as follows:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
Operating (Loss) Income	$(54.5)	$6.2
Adjustments:
MEGA Brands integration & acquisition costs	7.7	—
MEGA Brands intangible asset amortization expense	4.2	—
Severance expense	28.0	21.5

Adjusted Operating (Loss) Income	$(14.6)	$27.7

Adjusted (Loss) Earnings Per Share

Adjusted (loss) earnings per share represents Mattel’s diluted (loss) earnings per common share, excluding the impact of restructuring and restructuring-related expenses, costs associated with the acquisition and integration of an acquired business, and certain tax benefits. Each adjustment is tax-effected, if necessary, and divided by the reported weighted average number of common and potential common shares to determine the per-share impact of the adjustment. Adjusted (loss) earnings per share is presented to provide additional perspective on underlying trends in Mattel’s core earnings. A reconciliation between (loss) earnings per share and adjusted (loss) earnings per share is as follows:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
(Loss) Per Share	$(0.17)	$(0.03)
Adjustments:
MEGA Brands integration & acquisition costs	0.02	—
MEGA Brands intangible asset amortization expense	0.01	—
Severance expense	0.06	0.05
Discrete tax items	—	0.01

Adjusted (Loss) Earnings Per Share	$(0.08)	$0.03

Constant Currency

Percentage changes expressed in constant currency exclude the impact from changes in currency exchange rates by translating current period and prior period results using consistent exchange rates. Mattel analyzes constant currency results to provide additional perspective on changes in underlying performance results and underlying trends in Mattel’s operating performance. A reconciliation of constant currency changes in gross sales by brand to the actual changes, including the impact from changes in currency exchange rates, is provided above in “Results of Operations–First Quarter” of this Quarterly Report on Form 10-Q. A reconciliation of constant currency changes in net sales to the actual changes, including the impact from changes in currency exchange rates, is provided above under “Gross Sales.”

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

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during the first quarter of 2015 were related to its net investments in entities having functional currencies denominated in the Euro and Brazilian real.

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

Venezuelan Operations

Since January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary uses the US dollar as its functional currency, and monetary assets and liabilities denominated in Venezuelan bolivar fuerte (“BsF”) generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the US dollar. From January 2010 through January 2013, Mattel’s Venezuelan subsidiary used the Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”) rate, which was quoted at 5.30 BsF per US dollar as of December 31, 2012, to remeasure monetary assets and liabilities denominated in BsF.

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

During March 2013, the Venezuelan government introduced a complementary currency exchange system, the Sistema Complementario de Administracion de Divisas 1 (“SICAD 1”). SICAD 1 was intended to function as an auction system, allowing entities in specific sectors to bid for US dollars to be used for specified import transactions. During February 2014, the Venezuelan government introduced an additional currency exchange system, the Sistema Complementario de Administracion de Divisas 2 (“SICAD 2”), which was expected to provide a greater supply of US dollars from sources other than the Venezuelan government and increase participation to all sectors and companies. Mattel was not able to access US dollars in Venezuela through SICAD 1 due to various factors, including restrictions placed on eligible participants, the amount of US dollars available to purchase through the auction process, and the ineligibility of past import transactions to be settled through SICAD 1. Additionally, Mattel was not able to access US dollars through SICAD 2 due to restrictions associated with SICAD 2 and limited access to the SICAD 2 system.

During February 2015, the Venezuelan government announced the launch of a new three-tiered currency exchange platform, which includes a new exchange system called the Marginal Currency System (“SIMADI”). The first tier is used for food, medicine, agriculture, and other essential goods and uses the existing official exchange rate of 6.30 BsF per US dollar. The second tier is a merger of the SICAD 1 and SICAD 2 systems, which will continue to hold periodic auctions for entities in specific sectors. The third tier is the new SIMADI system, which is intended to be a market-driven exchange that allows for legal trading of foreign currency based on supply and demand.

Mattel continues to be unable to access US dollars in Venezuela through the merged SICAD system due to restrictions placed on eligible participants, the amount of US dollars available to purchase through the auction process, and the ineligibility of past import transactions to be settled through SICAD. As such, Mattel does not believe it would have been appropriate to use the SICAD rate as its remeasurement rate as of March 31, 2015. However, had Mattel used the SICAD rate of 12.00 BsF per US dollar as of March 31, 2015 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $10 million in its consolidated statement of operations.

Mattel has not accessed US dollars in Venezuela through the SIMADI system due to the restrictions associated with SIMADI and the limited access to the exchange. As such, Mattel does not believe it would have been appropriate to use the SIMADI rate as its remeasurement rate as of March 31, 2015. However, had Mattel used the SIMADI rate of 192.95 BsF per US dollar as of March 31, 2015 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $21 million in its consolidated statement of operations.

Mattel’s Venezuelan subsidiary represented less than 0.1% of Mattel’s consolidated net sales in the first three months of 2015 and had approximately $22 million of net monetary assets denominated in BsF as of March 31, 2015. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the Venezuelan bolivar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $95 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The scope of Mattel’s assessment of the effectiveness of its disclosure controls and procedures does not include any disclosure controls and procedures of MEGA Brands, which was acquired on April 30, 2014, that are also part of MEGA Brands’ internal controls over financial reporting. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment for a period of up to one year from the date of acquisition. Based on this evaluation, Christopher A. Sinclair, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The content of Part I, Item 1 “Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in Mattel’s 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

During the first quarter of 2015, Mattel did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the first quarter of 2015:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1—31	45,136	$28.33	—	$203,016,273
February 1—28	8,464	26.85	—	203,016,273
March 1—31	1,794	24.98	—	203,016,273

Total	55,394	$27.99	—	$203,016,273

(1)	The total number of shares purchased includes 55,394 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.
(2)	Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At March 31, 2015, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit(s)	Filing Date

3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007

3.1	Amended and Restated Bylaws of Mattel, Inc.	10-Q	001-05647	3.1	July 20, 2011

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-Q	001-05647	4.0	August 3, 2007

10.1+	Consulting Agreement, by and between the Company and Bryan G. Stockton, dated March 10, 2015	8-K	001-05647	10.1	March 16, 2015

10.2*+	Letter Agreement and General Release of All Claims between Mattel and Bryan G. Stockton, dated March 3, 2015, regarding Mr. Stockton’s separation from Mattel

10.3*+	Letter Agreement between Mattel and Christopher A. Sinclair, dated February 19, 2015, regarding an offer of employment for the position of Interim Chief Executive Officer

12.0*	Computation of Ratio of (Loss) Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated April 28, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated April 28, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certifications of Principal Executive Officer and Principal Financial Officer dated April 28, 2015 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ H. Scott Topham
H. Scott Topham Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: April 28, 2015